Form 10QSB
period 1996-03-31
JAKKS PACIFIC INC
filed 1996-06-07
CIK 1009829

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                  -------------
(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO _________________


                         COMMISSION FILE NUMBER 0-28104

                               JAKKS PACIFIC, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


      DELAWARE                                                   95-4527222
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

24955 PACIFIC COAST HWY., #B202, MALIBU, CA                         90265
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)


         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 456-7799
                                ----------------

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months
(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     No  X
    ---    ---
- --------------------------------------------------------------------------------

The number of shares outstanding of the Issuer's common stock is 3,984,949 (as of June 6, 1996).

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                                 March 31, 1996

                                      INDEX


                                                                     Page No.
                                                                     --------
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
Condensed Consolidated Balance Sheet - March 31, 1996
(Unaudited)                                                               3

Condensed Consolidated Statement of Operations -
Three months ended March 31, 1996 (Unaudited)                             4

Condensed Consolidated Statement of Cash Flows -
Three months ended March 31, 1996 (Unaudited)                             5

Notes to Condensed Consolidated Financial Statements
(Unaudited)                                                             6-7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  8-9

PART II.  OTHER INFORMATION
Items 1-6   Other Information, Exhibits and Reports on Form 8-K          10

Signatures                                                               11

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                           March 31, 1996 (Unaudited)

                                     Assets

Current assets
     Cash                                                           $  457,415
     Accounts receivable                                               168,575
     Inventory                                                          40,955
     Prepaid expenses and other                                        581,748
                                                                    ----------
                  Total current assets                               1,248,693
                                                                    ----------
Property and equipment, at cost                                        419,882
Less accumulated depreciation and amortization                          87,960
                                                                    ----------
                  Net property and equipment                           331,922
                                                                    ----------
Deferred offering costs                                                274,345
Organization costs, net                                                 42,838
Goodwill, net                                                        2,603,762
Other                                                                    7,473
                                                                    ----------
Total assets                                                        $4,509,033
                                                                    ==========
                      Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable and accrued expenses                          $  182,601
     Reserve for returns and allowances                                358,194
     Income taxes payable                                               96,767
                                                                    ----------
                  Total current liabilities                            637,562
                                                                    ----------
Convertible notes payable                                            1,300,000
Acquisition debt                                                       234,530
Notes payable - officers                                               434,770
Deferred income taxes                                                   32,655
                                                                    ----------
                  Total liabilities                                  2,639,517
                                                                    ----------
Commitments

Stockholders' equity
     Preferred stock, $.001 par value; 5,000 shares
      authorized, no shares issued                                          --
     Common stock, $.001 par value; 25,000,000 shares authorized;
      2,000,000 shares issued and outstanding                            2,000
     Additional paid-in capital                                      1,624,238
     Retained earnings                                                 456,183
                                                                    ----------
                                                                     2,082,421
     Less unearned compensation from stock option grants               212,905
                                                                    ----------
          Net stockholders' equity                                   1,869,516
                                                                    ----------
Total liabilities and stockholders' equity                          $4,509,033
                                                                    ==========





     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statement of Operations
              For the Three Months Ended March 31, 1996 (Unaudited)



  Net sales                                                  $  834,740

  Cost of sales                                                 416,774
                                                             ----------

  Gross profit                                                  417,966

  Selling, general and administrative expenses                  430,987
                                                             ----------

  Loss from operations                                          (13,021)

  Other (income) and expense:

  Interest expense                                               29,491

  Interest income                                                  (383)
                                                             ----------

  Loss before benefit from income taxes                         (42,129)

  Benefit from income taxes                                      61,941
                                                             ----------

  Net income                                                 $   19,812
                                                             ==========
  Net income per share                                       $      .01
                                                             ==========
  Weighted average number of common and common
   equivalent shares outstanding                              2,193,579
                                                             ==========




     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statement of Cash Flows
              For the Three Months Ended March 31, 1996 (Unaudited)



Cash flows from operating activities:
       Net income                                                     $  19,812
                                                                      ---------
       Adjustments to reconcile net income to net cash used
        by operating activities:
           Depreciation and amortization                                 61,739
           Net change in operating assets and liabilities              (653,785)
                                                                      ---------
                    Total adjustments                                  (592,046)
                                                                      ---------
                    Net cash used by operating activities              (572,234)
                                                                      ---------
  Cash flows from investing activities:
       Purchase of equipment and leasehold improvements                  (1,474)
       Increase in other assets                                            (668)
                                                                      ---------
                    Net cash used by investing activities                (2,142)
                                                                      ---------
  Cash flows from financing activities:
       Deferred offering costs                                         (199,430)
       Payment of acquisition debt                                     (202,485)
       Proceeds from convertible notes payable                        1,300,000
       Proceeds from notes payable to officers                           51,954
                                                                      ---------
                    Net cash provided by financing activities           950,039
                                                                      ---------
  Net increase in cash                                                  375,663
  Cash, beginning of period                                              81,752
                                                                      ---------
  Cash, end of period                                                 $ 457,415
                                                                      ---------
  Supplemental disclosure of cash flow information:
  Cash paid during the period for:
       Income taxes                                                   $   9,100
                                                                      =========



     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1996

The unaudited condensed consolidated financial statements as of March 31, 1996 and for the three months then ended included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form SB-2, which contains financial information for the period from April 1, 1995 (inception) through December 31, 1995, as filed with the SEC (file number 333-2048-LA).

The information provided in this report reflects all adjustments (consisting solely of normal recurring accruals) that are, in the opinion of management, necessary to present fairly the results of operations for this period. The results for this period is not necessarily indicative of the results to be expected for the full year.

Note 1 - Acquisition

Effective July 1, 1995, the Company acquired substantially all of the assets constituting the toy business of Justin Products Limited, a Hong Kong Corporation ("JPL"). Total consideration paid of $2,965,353 consisted of cash, assumption of liabilities and the issuance of 75,951 shares of the Company's common stock. The number of shares of common stock issued to JPL is subject to adjustment so that the aggregate value will not be less than $560,000 based on the IPO price.

Other consideration includes percentage payments equal to 5% of the net sales of the acquired product lines during each of the calendar years 1995, 1996, and 1997, with minimums of $250,000 for each of 1995 and 1996, and 2.5% for each of the calendar years 1998 and 1999. Such payments are subject to offset against $500,000 in cash consideration paid. The 1996 minimum payment has been discounted at 10% and is presented at net as a long-term liability.

Note 2 - Long-term debt

Long-term debt consists of $1,300,000 principal amount unsecured convertible promissory notes issued in February 1996 pursuant to a private placement. The notes mature on March 31, 1997 and bear interest at 10% per annum and are convertible into 469,300 shares of the Company's common stock on the consummation of the IPO. As these notes will be converted to equity, the certainty of which is demonstrated by the consummation of the Company's IPO (see note 5), these notes are classified as long-term in accordance with SFAS 6, "Classification of Short-Term Obligations Expected to Be Refinanced."

Note 3 - Notes payable - officers

Notes payable - officers, are due to Company officers and stockholders who advanced cash to the Company totaling $434,770. Such notes bear interest at approximately 6% which is equal to the Applicable Federal Rate, as defined, in effect on the date of each advance. The notes mature March 31, 1997.

                                 March 31, 1996


Note 4 - Commitments

The Company entered into various license agreements whereby the Company may use certain entertainment properties in conjunction with its products. Such license agreements call for royalties to be paid at 10 to 12% of net sales with minimum guarantees and advance payments. Additionally, under one such license, the Company has committed to spend 12.5% of related net sales, not to exceed $1,000,000, on advertising per year.

Future minimum royalty guarantees are as follows:

                    1996                      $210,000
                    1997                       250,000
                    1997                         5,000
                                              --------

                    Total                     $465,000



Note 5 - Subsequent event

In May 1996, the Company issued 1,502,000 shares of its Common Stock at a price of $6.25 per share in connection with its Public Offering. Additional issued shares included 469,300 for the conversion of $1,300,000 of unsecured subordinated convertible promissory notes and 13,649 shares issued to JPL.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996

The following discussion and analysis should be read together with the Company's Condensed Consolidated Financial Statements and Notes thereto and Justin
Product Limited's Condensed Financial Statements and Notes thereto which appear elsewhere herein.

Overview

The Company commenced operations July 1, 1995 through the acquisition of substantially all of the assets comprising the toy business of Justin Products Limited ("Justin"), a Hong Kong Corporation, and the Company has included the results of the operations acquired from Justin in its consolidated financial statements from the effective date of the acquisition, July 1, 1995. In the absence of operating results prior to April 1, 1995, the inception date of the Company, the results of operations of the Company for the three months ended March 31, 1996 are analyzed against the results of Justin, the predecessor company, for the comparable period in 1995 due to the vast similarity in operations and product lines.

Results of Operations

Net income for the three months ended March 31, 1996 totaled $19,812, or $.01 per share, compared to a net loss of $90,818 for the comparable period in 1995. This variance is attributable to the following:

Net Sales. Net sales were $834,740 in 1996 and $218,510 in 1995, an increase of $616,230, or 282%. This increase in net sales was primarily the result of continued sales of Starr Model Agency dolls and accessories and Gloobee dolls, as well as the introduction of new products.

Gross Profit. Gross profit increased as a percentage of net sales from 33.9% in 1995 to 50.1% in 1996. This increase as a percentage of net sales was due to the minimal sales of lower-margin electronics in 1996 as compared to 1995. Electronics products historically sell more in the second half of the year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $163,230 in 1995 and $430,987 in 1996, constituting 74.7% and 51.6% of net sales, respectively. The decrease as a percentage of net sales was due primarily to the significant increase in net sales in light of the fixed nature of a portion of these expenses. The overall dollar increase from 1994 to 1995 of $267,757 was due primarily to the increase in variable selling expenses, including freight, sales commission and travel expenses, which is attributable to the significant increase in net sales, as well as to staffing and infrastructure additions for the Company.

Interest Expense. The Company had various interest-bearing notes outstanding during 1996 whereas there were none in 1995. Such notes included those issued pursuant to a private offering and notes issued to certain officers of the Company for cash advanced in the start-up of the Company.

Income Taxes. No provision for income taxes was made in 1995 as Justin had sufficient tax losses brought forward to offset profits for the period. In 1996, the Company experienced a tax benefit related to its U.S. operations while the earnings arising in, or derived from, Hong Kong benefited from a favorable effective tax rate of 16.5% compared to approximately 45% combined U.S. effective tax rate. The tax benefit is fully expected to turn around commencing in the second quarter of 1996.

Liquidity and Capital Resources

As of March 31, 1996 the Company had working capital of $611,131 as compared to a deficit of $620,802 at December 31, 1995. The improvement was due in large part to the issuance of the convertible notes payable. During the three months ended March 31, 1996, operating activities of the Company used cash of $572,234.

Financing activities provided cash of $950,039, due primarily to the issuance of convertible notes payable in the principal amount of $1,300,000 pursuant to a private offering. Offsetting the notes payable were offering costs related to the notes as well as the contemplated initial public offering and the payment of acquisition debt related to the Justin acquisition.

The Company's investing activities for the three month period ended March 31, 1996 were immaterial. The Company, in keeping with its strategy to develop and market new products using entertainment properties and characters, is continually pursuing licenses for such usage and expects to invest in this area.

Management believes that the existing cash resources and working capital, cash expected to be provided from operations, together with the public offering and conversion of the convertible notes payable on the consummation thereof, will be sufficient to meet the cash needs of the Company for at least eighteen months. Although operating activities are expected to provide cash, to the extent the Company grows significantly in the future, its operating and investing activities may use cash and, consequently, such growth may require the Company to obtain additional sources of financing.

                          PART II. -- OTHER INFORMATION


Item 1.  Legal Proceedings
None
Item 2.  Changes in Securities
None
Item 3.  Defaults upon Senior Securities
None
Item 4.  Submission of Matters to a Vote of Security Holders
None
Item 5.  Other Information
None
Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit No.                 Description
     -----------                 -----------

       *  3.1           Restated Certificate of Incorporation of the Company
       *  3.2           By-Laws of the Company
       *  4.1           Form of certificate evidencing shares of Common Stock
       *  4.2           Form of Representative's Warrant Agreement
       *  4.3           Private Placement Financing Converted Shares
                        Registration Rights Agreement
       * 10.1           1995 Stock Option Plan
       * 10.2           Employment Agreement by and between the Company and
                        Jack Friedman
       * 10.3           Asset Purchase Agreement dated October 19, 1995 (as of
                        July 1, 1995) between the Company, JP (HK) Limited and
                        Justin
       * 10.4           Lease of the Company's offices at 24955 Pacific Coast
                        Highway, Malibu, California
       * 10.5           Lease of the Company's showroom at the Toy Center
                        South, 200 Fifth Avenue, New York, NY
       * 10.6           Lease of the Company's Hong Kong offices
       * 10.7           WWF License Agreement dated October 24, 1995
       * 10.8           Correspondence with PMS dated July 21, 1995 to August
                        24, 1995 with respect to distribution of product
       * 10.9           Form of Financial Consulting Agreement
         28             Condensed Financial Statements of Justin Products
                        Limited, a Hong Kong Corporation, predecessor company
                        of the Company
- --------------------

* Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-2048-LA), or the Amendments thereto, and incorporated herein by reference.


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the first quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               JAKKS PACIFIC, INC.

                               By: /s/ Joel M. Bennett
                                   --------------------------------
Date: June 7, 1996                     Joel M. Bennett
                                       Chief Financial Officer

                               By: /s/ Jack Friedman
                                   --------------------------------
Date: June 7, 1996                     Jack Friedman
                                       President and Chief Executive Officer