Form 10QSB
period 1996-06-30
JAKKS PACIFIC INC
filed 1996-08-01
CIK 1009829

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                  -------------
(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1996

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
Yes  X   No
    ---    ---
- --------------------------------------------------------------------------------

The number of shares outstanding of the Issuer's common stock is 3,984,949 (as of July 31, 1996).

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                                  June 30, 1996

                                      INDEX


                                                                     Page No.
                                                                     --------
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
Condensed Consolidated Balance Sheet - June 30, 1996
(Unaudited)                                                               3

Condensed Consolidated Statement of Operations -
Three and Six months ended June 30, 1996 (Unaudited)                      4

Condensed Consolidated Statement of Cash Flows -
Six months ended June 30, 1996 (Unaudited)                                5

Notes to Condensed Consolidated Financial Statements
(Unaudited)                                                             6-7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 8-10

PART II.  OTHER INFORMATION
Items 1-6   Other Information, Exhibits and Reports on Form 8-K          11

Signatures                                                               12

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                           June 30, 1996 (Unaudited)

                                     Assets

Current assets
     Cash                                                          $ 6,710,808
     Accounts receivable                                             1,959,624
     Inventory                                                          14,236
     Prepaid expenses and other                                      1,267,935
                                                                   -----------
                  Total current assets                               9,952,603
                                                                   -----------
Property and equipment, at cost                                        555,530
Less accumulated depreciation and amortization                         123,541
                                                                   -----------
                  Net property and equipment                           431,989
                                                                   -----------
Organization costs, net                                                 40,505
Goodwill, net                                                        2,581,509
Other                                                                   29,486
                                                                   -----------
Total assets                                                       $13,036,092
                                                                   ===========
                      Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable and accrued expenses                         $ 1,425,599
     Reserve for returns and allowances                                258,194
     Income taxes payable                                              157,592
                                                                   -----------
                  Total current liabilities                          1,841,385
                                                                   -----------
Acquisition debt                                                       232,447
Notes payable - officers                                                77,970
Deferred income taxes                                                   32,655
                                                                   -----------
                  Total liabilities                                  2,184,457
                                                                   -----------
Commitments

Stockholders' equity
     Preferred stock, $.001 par value; 5,000 shares
      authorized, no shares issued                                          --
     Common stock, $.001 par value; 25,000,000 shares authorized;
      3,984,949 shares issued and outstanding                            3,985
     Additional paid-in capital                                     10,402,836
     Retained earnings                                                 657,719
                                                                   -----------
                                                                    11,064,540
     Less unearned compensation from stock option grants               212,905
                                                                   -----------
          Net stockholders' equity                                  10,851,635
                                                                   -----------
Total liabilities and stockholders' equity                         $13,036,092
                                                                   ===========





     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statement of Operations
          For the Three and Six Months Ended June 30, 1996 (Unaudited)


                                                            Three Months      Six Months

  Net sales                                                  $2,381,760      $3,216,500

  Cost of sales                                               1,543,184       1,959,958
                                                             ----------      ----------

  Gross profit                                                  838,576       1,256,542

  Selling, general and administrative expenses                  665,512       1,096,499
                                                             ----------      ----------

  Income from operations                                        173,064         160,043

  Other (income) and expense:

  Interest expense                                               24,433          53,924

  Interest income                                               (46,756)        (47,139)
                                                             ----------      ----------

  Income before benefit from income taxes                       195,387         153,258

  Benefit from income taxes                                       6,149          68,090
                                                             ----------      ----------

  Net income                                                 $  201,536      $  221,348
                                                             ==========      ==========
  Net income per share                                       $      .06      $      .08
                                                             ==========      ==========
  Weighted average number of common and common
   equivalent shares outstanding                              3,375,664       2,790,636
                                                             ==========      ==========




     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statement of Cash Flows
              For the Six Months Ended June 30, 1996 (Unaudited)



Cash flows from operating activities:
       Net income                                                    $  221,348
                                                                     ----------
       Adjustments to reconcile net income to net cash used
        by operating activities:
           Depreciation and amortization                                126,547
           Net change in operating assets and liabilities            (1,900,479)
                                                                     ----------
                    Total adjustments                                (1,773,932)
                                                                     ----------
                    Net cash used by operating activities            (1,552,584)
                                                                      ---------
  Cash flows from investing activities:
       Purchase of property and equipment                              (137,122)
       Increase in other assets                                         (22,681)
                                                                     ----------
                    Net cash used by investing activities              (159,803)
                                                                     ----------
  Cash flows from financing activities:
       Payment of acquisition debt                                     (209,209)
       Proceeds from convertible notes payable                        1,300,000
       Offering costs - convertible notes payable                      (195,306)
       Issuance of common stock                                       9,387,500
       Offering costs - common stock                                 (1,636,696)
       Payment of notes payable to officers                            (304,846)
                                                                     ----------
                    Net cash provided by financing activities         8,341,443
                                                                     ----------
  Net increase in cash                                                6,629,056
  Cash, beginning of period                                              81,752
                                                                     ----------
  Cash, end of period                                                $6,710,808
                                                                     ==========
  Supplemental disclosure of cash flow information:
  Cash paid during the period for:
       Income taxes                                                  $    9,100
                                                                     ==========
       Interest                                                      $   46,636
                                                                     ==========



     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 June 30, 1996

The unaudited condensed consolidated financial statements as of June 30, 1996 and for the three and six months then ended included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form SB-2, which contains financial information for the period from April 1, 1995 (inception) through December 31, 1995, as filed with the SEC (file number 333-2048-LA).

The information provided in this report reflects all adjustments (consisting solely of normal recurring accruals) that are, in the opinion of management, necessary to present fairly the results of operations for this period. The results for this period is not necessarily indicative of the results to be expected for the full year.

Note 1 - Acquisition

Effective July 1, 1995, the Company acquired substantially all of the assets constituting the toy business of Justin Products Limited, a Hong Kong Corporation ("JPL"). Total consideration paid of $2,965,353 consisted of cash, assumption of liabilities and the issuance of 89,600 shares of the Company's common stock.

Other consideration included percentage payments equal to 5% of the net sales of the acquired product lines during each of the calendar years 1995, 1996, and 1997, with minimums of $250,000 for each of 1995 and 1996, and 2.5% for each of the calendar years 1998 and 1999. Such payments are subject to offset against $500,000 in cash consideration paid. The 1996 minimum payment has been discounted at 10% and is presented at net as a long-term liability.

Note 2 - Long-term debt

$1,300,000 principal amount unsecured convertible promissory notes originally issued in February 1996 pursuant to a private placement were converted into 469,300 shares of the Company's common stock on the consummation of the initial public offering of the Company's common stock in May 1996. (See Note 5.)

Note 3 - Notes payable - officers

Notes payable - officers, are due to Company officers and stockholders who advanced cash to the Company. Such notes bear interest at approximately 6% which is equal to the Applicable Federal Rate, as defined, in effect on the date of each advance. The notes mature March 31, 1997.

                                 June 30, 1996


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

Future minimum royalty guarantees are as follows:

                    1996                      $169,500
                    1997                       276,500
                    1998                        10,000
                                              --------

                    Total                     $456,000



Note 5 - Initial Public Offering

In May 1996, the Company issued 1,502,000 shares of its Common Stock at a price of $6.25 per share in connection with its Public Offering. Additional issued shares included 469,300 for the conversion of $1,300,000 of unsecured subordinated convertible promissory notes and 13,649 shares issued to JPL. Net proceeds to the Company were $7,735,804 after related issuance costs.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1996

The following discussion and analysis should be read together with the Company's Condensed Consolidated Financial Statements and Notes thereto and Justin
Product Limited's Condensed Financial Statements and Notes thereto which appear elsewhere herein.

Overview

The Company commenced operations July 1, 1995 through the acquisition of substantially all of the assets comprising the toy business of Justin Products Limited ("Justin"), a Hong Kong Corporation, and the Company has included the results of the operations acquired from Justin in its consolidated financial statements from the effective date of the acquisition, July 1, 1995. In the absence of operating results prior to July 1, 1995, the inception date of the Company, the results of operations of the Company for the three and six months ended June 30, 1996 are analyzed against the results of Justin, the predecessor company, for the comparable period in 1995 due to the vast similarity in operations and product lines.

Results of Operations

Three Months Ended June 30, 1995 and 1996

Net income for the three months ended June 30, 1996 totaled $201,536, or $.06 per share, compared to net income of $177,408, or $141,509 on a pro forma basis which excludes non-recurring other income of $35,899, for the comparable period in 1995. This variance is attributable to the following:

Net Sales. Net sales were $2,381,760 in 1996 and $1,634,605 in 1995, an increase of $747,155, or 45.7%. This increase in net sales was primarily the result of continued sales of Starr Model Agency dolls and accessories, youth electronics, and Gloobee dolls, as well as the launch of the new World Wrestling Federation action figures.

Gross Profit. Gross profit increased as a percentage of net sales from 30.6% in 1995 to 35.2% in 1996. This increase as a percentage of net sales was due to the increased sales of higher-margin dolls and action figures in 1996 as compared to 1995.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $359,266 in 1995 and $665,512 in 1996, constituting 22% and 27.9% of net sales, respectively. The increase as a percentage of net sales was due primarily to the increase in the fixed portion of these expenses, predominantly staffing and infrastructure in support of increased operations. The overall dollar increase from 1995 to 1996 of $306,246 was due to the increase in variable selling expenses, including freight, sales commission and travel expenses, which is attributable to the significant increase in net sales, as well as to staffing and infrastructure additions for the Company.

Interest Expense. The Company had various interest-bearing notes outstanding during 1996 whereas there were none in 1995. Such notes included those issued pursuant to a private offering and notes issued to certain officers of the Company for cash advanced in the start-up of the Company.

Income Taxes. No provision for income taxes was made in 1995 as Justin had sufficient tax losses brought forward to offset profits for the period. In 1996, the Company experienced a tax benefit related to its U.S. operations while the earnings arising in, or derived from, Hong Kong benefited from a favorable effective tax rate of 16.5% compared to approximately 45% combined U.S. effective tax rate. The tax benefit is expected to turn around commencing in the third quarter of 1996.

Six Months Ended June 30, 1995 and 1996

Net income for the six months ended June 30, 1996 totaled $221,348, or $.08 per share, compared to net income of $86,590, or $50,691 on a pro forma basis which excludes non-recurring other income of $35,899, for the comparable period in 1995. This variance is attributable to the following:

Net Sales. Net sales were $3,216,500 in 1996 and $1,853,115 in 1995, an increase of $1,363,385, or 73.6%. This increase in net sales was primarily the result of continued sales of Starr Model Agency dolls and accessories, youth electronics, and Gloobee dolls, as well as the introduction of new products including the new World Wrestling Federation action figures.

Gross Profit. Gross profit increased as a percentage of net sales from 30.9% in 1995 to 39.1% in 1996. This increase as a percentage of net sales was due to the lower sales of lower-margin electronics and increased sales of higher-margin dolls and action figures in 1996 as compared to 1995. Electronics products historically sell more in the second half of the year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $522,496 in 1995 and $1,096,499 in 1996, constituting 28.2% and 34.1% of net sales, respectively. The increase as a percentage of net sales was due primarily to the increase in the fixed portion of these expenses, predominantly staffing and infrastructure in support of increased operations. The overall dollar increase from 1995 to 1996 of $574,003 was due primarily to the increase in variable selling expenses, including freight, sales commission and travel expenses, which is attributable to the significant increase in net sales, as well as to staffing and infrastructure additions for the Company.

Interest Expense. The Company had various interest-bearing notes outstanding during 1996 whereas there were none in 1995. Such notes included those issued pursuant to a private offering and notes issued to certain officers of the Company for cash advanced in the start-up of the Company.

Income Taxes. No provision for income taxes was made in 1995 as Justin had sufficient tax losses brought forward to offset profits for the period. In 1996, the Company experienced a tax benefit related to its U.S. operations while the earnings arising in, or derived from, Hong Kong benefited from a favorable effective tax rate of 16.5% compared to approximately 45% combined U.S. effective tax rate. The tax benefit is expected to turn around commencing in the third quarter of 1996.

Liquidity and Capital Resources

As of June 30, 1996 the Company had working capital of $8,111,218 as compared to a deficit of $620,802 at December 31, 1995. The improvement was due to the issuance of the convertible notes payable pursuant to a private offering and the issuance of the Company's common stock for cash pursuant to its initial public offering. During the six months ended June 30, 1996, operating activities of the Company used cash of $1,552,584, of which $1,384,135 resulted from the increase in accounts receivable due to higher sales at the end of the second quarter as compared to the end of fourth quarter of 1995. Such accounts receivable are primarily letters of credit in the process of collection.

Financing activities for the six month period ended June 30, 1996 provided cash of $8,341,443, due primarily to the issuance of convertible notes payable in the principal amount of $1,300,000 and gross proceeds from the issuance of the Company's common stock of $9,387,500. Offsetting the proceeds of these offerings were offering costs related to the notes as well as the initial public offering and the payment of acquisition debt related to the Justin acquisition and debt to officers of the Company. The convertible notes payable were converted in full at the consummation of the initial public offering.

The Company's investing activities for the six month period ended June 30, 1996 were primarily related to the purchase of molds and tooling for its new line of World Wrestling Federation action figures. The Company, in keeping with its strategy to develop and market new products using entertainment properties and characters, is continually pursuing licenses for such usage and expects to continue to invest in this area.

Management believes that the existing cash resources and working capital and cash expected to be provided from operations will be sufficient to meet the cash needs of the Company for at least eighteen months. Although operating activities are expected to provide cash, to the extent the Company grows significantly in the future, its operating and investing activities may use cash and, consequently, such growth may require the Company to obtain additional sources of financing.

                          PART II. -- OTHER INFORMATION


Item 1.  Legal Proceedings
None
Item 2.  Changes in Securities
None
Item 3.  Defaults upon Senior Securities
None
Item 4.  Submission of Matters to a Vote of Security Holders
None
Item 5.  Other Information
None
Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit No.                 Description
     -----------                 -----------

       *  3.1           Restated Certificate of Incorporation of the Company
       *  3.2           By-Laws of the Company
       *  4.1           Form of certificate evidencing shares of Common Stock
       *  4.2           Form of Representative's Warrant Agreement
       *  4.3           Private Placement Financing Converted Shares
                        Registration Rights Agreement
         28             Condensed Financial Statements of Justin Products
                        Limited, a Hong Kong Corporation, predecessor company
                        of the Company
- --------------------

* Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-2048-LA), or the Amendments thereto, and incorporated herein by reference.


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the second quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               JAKKS PACIFIC, INC.

                               By: /s/ Joel M. Bennett
                                   --------------------------------
Date: August 1, 1996                   Joel M. Bennett
                                       Chief Financial Officer

                               By: /s/ Jack Friedman
                                   --------------------------------
Date: August 1, 1996                   Jack Friedman
                                       President and Chief Executive Officer