Form 10KSB
period 1996-12-31
JAKKS PACIFIC INC
filed 1997-03-31
CIK 1009829

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB

(MARK ONE)
[X]                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
[ ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO
                         COMMISSION FILE NUMBER 0-28104

                              JAKKS PACIFIC, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                   DELAWARE                                     95-4527222
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

      24955 PACIFIC COAST HIGHWAY, #B202                          90265
              MALIBU, CALIFORNIA                                (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                   ISSUER'S TELEPHONE NUMBER: (310) 456-7799

                                                               EXCHANGE ON WHICH
                                         TITLE OF CLASS           REGISTERED
                                         ---------------    -----------------------
Securities registered pursuant to        Common Stock,      NASDAQ SmallCap Market
Section 12(b) of the Exchange Act:       $.001 Par Value

Securities registered pursuant to        Common Stock,
Section 12(g) of the Exchange Act:       $.001 par value

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X]   No

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     Issuer's revenues for its most recent fiscal year: $12,052,016

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of March 26, 1997: $20,784,712

     The number of shares outstanding of the Issuer's Common Stock is 4,182,969 (as of 3/26/97).
                      DOCUMENTS INCORPORATED BY REFERENCE
None.
Transitional Small Business Disclosure Format: Yes:   No: [X]

================================================================================

                              JAKKS PACIFIC, INC.

                     INDEX TO ANNUAL REPORT ON FORM 10-KSB
               FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                              ITEMS IN FORM 10-KSB

                                                                                          PAGE
                                                                                        ------
Facing page
                                            PART I

ITEM 1.    Description of Business......................................................      2
ITEM 2.    Description of Property......................................................      8
ITEM 3.    Legal Proceedings............................................................      8
ITEM 4.    Submission of Matters to a Vote of Security Holders..........................      8

                                           PART II

ITEM 5.    Market for Common Equity and Related Stockholder Matters.....................      8
ITEM 6.    Management's Discussion and Analysis of Financial Condition and Results
             of Operations..............................................................      9
ITEM 7.    Financial Statements.........................................................     13
ITEM 8.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.................................................................     40

                                           PART III

ITEM 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with
             Section 16(a) of the Exchange Act..........................................     40
ITEM 10.   Executive Compensation.......................................................     41
ITEM 11.   Security Ownership of Certain Beneficial Owners and Management...............     43
ITEM 12.   Certain Relationships and Related Transactions...............................     44
ITEM 13.   Exhibits and Reports on Form 8-K.............................................     45

Signatures..............................................................................     47

                                    PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

     JAKKS Pacific, Inc. ("JAKKS" or the "Company"), which was incorporated under the laws of Delaware in January 1995, develops, manufactures and markets toys and related products. The Company's principal products are (i) toys and action figures featuring licensed characters, including characters from the World Wrestling Federation ("WWF"), (ii) die cast collectible and toy vehicles marketed under the name Road Champs (see "Road Champs Acquisition"), (iii) fashion dolls with related accessories, (iv) electronic toys designed for children and (v) new lines of radio controlled and battery-operated vehicles.

     The Company sells its products through its employees and independent sales representatives. Purchasers of the Company's products include retail chain stores, department stores, toy specialty stores and wholesalers. The Road Champs products are also sold to smaller hobby shops and specialty retailers.

INDUSTRY OVERVIEW

     According to the Toy Manufacturers of America, Inc. ("TMA"), an industry trade group, total domestic manufacturers' shipments of toys, excluding video games and accessories, were approximately $13.9 billion in 1996. According to the TMA, the United States is the world's largest toy market, followed by Japan and Western Europe. The Company believes the two largest U.S. toy companies collectively hold a dominant share of the domestic non-video toy market. Hundreds of smaller companies, including JAKKS, compete in the design and development of new toys, the procurement of character and product licenses, the improvement and expansion of previously introduced products and product lines and the marketing and distribution of toy products.

CURRENT PRODUCTS

  MALE ACTION FIGURES AND ACCESSORIES

  - World Wrestling Federation

    The Company has a license with Titan Sports, Inc. ("Titan"), pursuant to which the Company has the exclusive right to develop and market 6" action figures of the popular WWF professional wrestlers in the United States and Canada. These 6" figures feature moveable body parts and real-life action sounds. A WWF microphone with action background sounds is available with these figures. This product line, which retails for approximately $5.99 for the individual figures, was introduced by the Company in the second quarter of 1996. A second and third series of the action figures were released in the third and fourth quarters of 1996, respectively, along with a wrestling ring play set in the fourth quarter of 1996. The Company intends to expand its current WWF products in 1997, including seven new series of wrestler figure assortments. The Company is expanding its WWF product line by introducing lines of 7" figures, sets of 3" figures with a wrestling ring and a new amplified microphone.

   MINI VEHICLES

  - Die Cast Vehicles

    The Road Champs die cast collectible and toy vehicle product line consists of new and classic cars, trucks, motorcycles, emergency and service vehicles (including police cars, fire trucks and ambulances), buses and aircraft (including propeller planes, jets and helicopters). As a part of the Road Champs Acquisition, the Company acquired the right to produce the Road Champs line of collectible vehicle replicas including vehicles from Ford, Chevrolet, Jeep, Kawasaki and Yamaha, as well as the right to use certain corporate names on die cast vehicles, such as Pepsi, Goodyear and Hershey. Management believes that these licenses increase the perceived value of the products. These products are currently retailing individually from approximately $2.99 to $7.99 and in play sets from $9.99 to $24.99.

  - Power Rangers ZEO

    The Company has entered into a license agreement with Saban Merchandising, Inc. and Saban International N.V. (collectively, "Saban") pursuant to which the Company markets and produces Power Rangers ZEO vehicles with attached figures, a "Stunt Stadium" and mini vehicles known as "Sound Blasters" and "Stunt Speedsters." The retail prices for these products range from approximately $4.99 to $9.99.

   FASHION/MINI DOLLS

  -  Fashion Dolls

    The Company produces various lines of proprietary fashion dolls and accessories for children between the ages of three and ten. The product line includes 11 1/2" fashion dolls outfitted to correspond with particular holidays or events such as Christmas and birthdays and the Starr Model Agency line comprised of 6 1/2" fashion dolls which come in various themed outfits such as "Midnight Jewel" and "Prized Pets," as well as accessories which include mobile play sets, carrying cases and a sport utility vehicle. In 1997, the Company intends to add to its doll lines by producing additional Starr Model Agency Playsets, as well as dolls based on children's classic fairy tales and holidays and other theme-based play sets. These products retail from approximately $3.99 for the individual dolls to approximately $14.99 for the playsets.

  CHILDREN'S ELECTRONIC TOYS

  -  Sky Com and Audio Kid

    The Company markets and sells a line of children's electronic toys, including Sky Com base stations and walkie-talkies and Audio Kid Sing-along radios and cassette players. These products are made of durable plastic, with rounded corners to increase safety for children. The retail prices of these products range from $5.99 to $24.99.

  NEW PRODUCTS

  -  TURBO Power Rangers

    In 1997, the Company, under agreement with Saban, will market and sell mini vehicles appearing in the TURBO Power Rangers feature film which is anticipated to be released in March 1997, and related children's television program. These mini vehicles include TURBO Power Rangers "Road Blasters" and Micro TURBO Zords, as well as accessories such as a TURBO Morpher wrist carrying case. The Company also intends to introduce a radio controlled vehicle. The retail price for these products will range from approximately $5.99 to $12.99.

  -  Turbo Touch Racer

    The Company has entered into an agreement with Wow Wee International ("Wow Wee") to market and distribute a radio controlled car known as Turbo Touch Racer. The car is controlled by a special glove worn by the user as opposed to the traditional hand-held transmitter. These toy vehicles are expected to be sold at retail prices ranging from $29.95 to $34.95. The Company anticipates that it will begin to sell this product line in the Spring of 1997.

  -  Reactor and Mini Reactor

    The Company has entered into an agreement with Quantum Toy Concepts Pty, Ltd. to market and sell certain radio controlled vehicles, known as Reactor, and similar vehicles in a smaller size, known as Mini Reactor. These products are expected to be sold at retail prices from $59.99 to $69.99 for Reactor and from $19.99 to $24.99 for Mini Reactor. Initial shipments of these products are expected to commence in Spring 1997.

  -  Other Products

    The Company plans to market various other toys and products designed for children including: wall rollers and pop ups related to the Sony Pictures' Starship Troopers feature film, which is expected to be released in November 1997; battery-operated vehicles ("Road Blasters"), based on models from Ford, Chevrolet and Pontiac; foam mats with licensed cartoon characters, including Berenstain Bears, Cartoon Network and Looney Tunes Lovables; and disposable cameras and photo albums with licensed characters, including Berenstain Bears, The Simpsons and WWF wrestlers.

LICENSE AND MARKETING AGREEMENTS

     License Agreements. The Company has entered into a license with Titan for the use of certain WWF properties and characters of professional wrestlers who perform in WWF live events broadcast on free and cable television, including pay-per-view television specials. The Company has the exclusive right to market those action figures in 7", 6" and 3" sizes in the United States and Canada and recently acquired the exclusive right to market the same products in Europe, Africa and Australia. The line also includes related products and accessories. The Company has been selling WWF products since May 1996. These licenses both expire on December 31, 1999. The Company has agreed to pay Titan royalties on net sales with certain minimum guarantees.

     The Company has entered into a license agreement with Saban for the use of the TURBO Power Rangers and Power Rangers ZEO properties and names on a number of products. The agreement provides for the sale of such products in mass market retail stores, specialty stores and toy stores in the United States and Canada. The agreement terminates on July 31, 1998. The Company pays royalties to Saban on net sales of toys sold with certain minimum guarantees.

     Turbo Touch Racer products are sold by the Company under an exclusive license agreement with Wow Wee. The Company has the rights to market and sell the Turbo Touch Racer toy vehicles and accessories in the United States. The agreement expires on June 30, 1998 unless renewed by the Company for additional twelve month periods. Under that agreement, the Company is obligated to buy specified amounts of the products from Wow Wee and also pay Wow Wee royalties with certain minimum guarantees. However, the Company may cancel the agreement by payment of the guaranteed royalties.

     The Company's recent acquisition of the Road Champs product line included numerous licenses for the use of certain well-known corporate names, marks and logos on such products. Under such licenses, the Company acquired the right to produce a line of collectible vehicle replicas of certain well-known vehicles from companies such as Ford, Chevrolet, Jeep, Kawasaki and Yamaha, as well as the right to use certain highly recognizable corporate names, such as Pepsi, Goodyear and Hershey on other of the die cast vehicles. Under the terms of such licenses, which expire on various dates ranging through May 10, 2001 (many of which include automatic annual extensions without affirmative action taken by either party), the Company pays the licensor a royalty based on the Company's net sales of each product bearing such licensed name. While the Company is not required to pay any royalty on certain of the products, the royalties on a majority of such products generally range from 1% to 5% of sales.

     Marketing Agreements. The radio controlled vehicles known as Reactor and Mini Reactor are sold by the Company in the United States and Canada pursuant to an exclusive agreement with Quantum Toy Concepts Pty, Ltd., the owner of these products. The agreement expires December 31, 1998.

MARKETING AND DISTRIBUTION

     The Company sells all of its products through its employees and independent sales representatives. Purchasers of the Company's products include retail chain stores, department stores, toy specialty stores and wholesalers. The Road Champs products are also sold to smaller hobby shops and specialty retailers. The Company's six largest customers are Toys "R" Us, Wal Mart, Kay-Bee Toys, Kmart, Target and Caldor. For the year ended December 31, 1996, these customers, in the aggregate, accounted for approximately 64.3% of the Company's sales. No other customers accounted for more than 3% of the Company's revenue during 1996.

Other than purchase orders, the Company does not have written agreements with its customers but generally sells products pursuant to letters of credit or, in certain cases, on open account with payment terms typically varying from 30 to 90 days. The termination by one or more of the customers named above of its relationship with the Company could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company's policy is not to sell any of its products on consignment, in accordance with industry practice, the Company may sell, on a case-by-case negotiated basis, its products on a partial consignment basis. To date, there have been no consignment sales.

     The Company directly, or through sales representatives, obtains orders for its products from its customers and arranges for the manufacture of its products as discussed below. Cancellations are generally made in writing, and the Company takes appropriate steps to notify its manufacturers of such cancellations. Based upon the sales of the Road Champs products in the past, the Company expects approximately half of the Road Champs products to be sold domestically through the Company's warehouse in New Jersey, which maintains an inventory for sale.

     The Company maintains a full-time sales and marketing staff, many of whom make on-site visits to customers for the purpose of soliciting orders for products, and retains a number of independent sales representatives, many of which had previously been employed by Road Champs, to sell and promote its products, both domestically and internationally.

     The Company generally budgets approximately 3% of its gross revenues for the advertising of its products, most of which is in conjunction with retailers in the form of cooperative advertising. The Company, together with retailers, sometimes tests the consumer acceptance of new products in selected markets before committing resources to production. In addition, the Company also advertises its products in trade and consumer magazines and other publications, as well as marketing its products at major and regional toy trade shows. The Company has recently engaged an advertising agency to produce television commercials for its line of radio controlled vehicles. If management concludes that sales of a particular product would support the high cost, it may use television commercials to advertise certain of its products.

PRODUCT DEVELOPMENT

     The Company's products are generally acquired by the Company from others or developed for the Company by non-affiliated third-parties. If the Company accepts and develops a third-party's concept for a new toy, it generally pays a royalty on the toys developed from such concept that are sold, and may, on an individual basis, guarantee a minimum royalty. Royalties payable to such developers generally range from 1% to 5% of the wholesale sales price for each unit of a product sold by the Company. The Company believes that utilizing experienced third-party inventors gives it access to a wide range of development talent. The Company currently works with several toy inventors and designers for the development of new and existing products.

     Safety testing of the Company's products is done at the manufacturers' facilities by engineers employed by the Company and independent third-party contractors engaged by the Company, and is designed to meet safety regulations imposed by federal and state governmental authorities. The Company also monitors quality assurance procedures for its products for safety purposes.

MANUFACTURING AND SUPPLIES

     The Company's products are currently produced by manufacturers chosen by the Company on the basis of quality, reliability and price. Consistent with industry practice, the use of third-party manufacturers enables the Company to avoid incurring fixed manufacturing costs. All manufacturing services performed overseas for the Company are paid for by either letter of credit or open account with such manufacturers. To date, the Company has not experienced any material delays in the delivery of its products; however, delivery schedules are subject to various factors beyond the control of the Company and any delays in the future could adversely affect the Company's sales. The Company believes that alternative sources of supply are available and that adequate supplies of manufactured products can be obtained.

     Although it does not conduct the day-to-day manufacturing of its products, the Company participates in the design of the prototype product and production tooling and molds for the products it develops or acquires. The Company seeks to insure quality control by actively reviewing the production process and testing the products produced by its manufacturers.

     The principal raw materials used in the production and sale of the Company's toy products are plastics, plush, printed fabrics, zinc alloy, paper products and electronic components, all of which are currently available at reasonable prices from a variety of sources. Although the Company does not manufacture its products, it owns the molds and tooling used to manufacture such products. Such molds and tooling are transferable among manufacturers if the Company chooses to employ alternative manufacturers.

TRADEMARKS AND COPYRIGHTS

     Most of the Company's products are produced and sold under trademarks owned by or licensed to the Company, many of which were acquired by the Company as part of the acquisition of the operations of Road Champs. See "Road Champs Acquisition." The Company typically registers its properties, and seeks protection under the trademark, copyright and patent laws of the United States and other countries where its products are produced or sold.

COMPETITION

     Competition in the toy industry is intense. Competition is based on consumer preferences, quality and price. In recent years, the toy industry has experienced rapid consolidation driven, in part, by the desire of industry competitors to offer a range of products across a broader variety of categories. Many of the Company's competitors have greater financial resources, stronger name recognition, larger sales, marketing and product development departments and greater economics of scale that may cause their products to be more competitively priced. Competition extends to the procurement of character and product licenses, as well as to the marketing and distribution of products, including obtaining adequate shelf space in retail stores.

     In the toy industry categories in which the Company primarily competes, the Company's largest competitors are as follows:

Male action figures and accessories.......  Hasbro, Inc., Playmates, Inc. and Mattel, Inc.
Mini vehicles.............................  Tyco, Inc. ("Matchbox") and Mattel, Inc. ("Hot
                                            Wheels"), both of which manufacture vehicles
                                            smaller in size than the Company's Road Champs
                                            product line, and Racing Champions, Inc. and
                                            Action Performance Cars, Inc., some of whose
                                            products are the same in size as the Company's
                                            Road Champs products.
Radio controlled vehicles.................  Tyco, Inc. (a division of Mattel, Inc.), Kenner,
                                            Inc. (a division of Hasbro, Inc.) and Nikko
                                            America, Inc.
Fashion/Mini Dolls........................  Mattel, Inc., the owner of "Barbie."

     The Company also competes with smaller domestic and foreign toy manufacturers, importers and marketers in each of these categories.

SEASONALITY AND BACKLOG

     Sales of toy products are seasonal, with a majority of retail sales occurring during the period from September through December. Approximately 73% of the Company's sales in 1996 were made in the third and fourth quarters. Generally, the first quarter is the period of lowest shipments and revenues in the toy industry and therefore the least profitable due to certain fixed costs. Seasonality factors may cause the Company's operating results to fluctuate significantly from quarter to quarter. Due to these fluctuations, the results of operations for any quarterly period may vary significantly. The Company's results of operations also fluctuate as a result of factors such as the timing of new products (and expenses incurred in connection therewith) of the Company or its competitors, the advertising activities of its competitors and the emergence of new market entrants. The Company believes that most of the Company's products have low retail prices and, as a result, such products may be less subject to seasonal fluctuations.

     The Company generally ships products to customers within three to six months of the date an order is received. The Company's backlog, exclusive of Road Champs, at March 8, 1997, was approximately $5.3 million, compared to $2.5 million at March 31, 1996. Because customer orders may be canceled at any time without penalty, the Company believes that backlog may not accurately indicate sales for any future period.

GOVERNMENT AND INDUSTRY REGULATION

     The Company's products are subject to the provisions of the Consumer Product Safety Act ("CPSA"), the Federal Hazardous Substances Act ("FHSA"), the Flammable Fabrics Act ("FFA") and the regulations promulgated under each such Act. The CPSA and the FHSA enable the Consumer Product Safety Commission ("CPSC") to exclude from the market consumer products that fail to comply with applicable product safety regulations or otherwise create a substantial risk of injury and articles that contain excessive amounts of a banned hazardous substance. The FFA enables the CPSC to regulate and enforce flammability standards for fabrics used in consumer products. The CPSC may also require the repurchase by the manufacturer of articles which are banned. Similar laws exist in some states and cities and in various international markets. The Company maintains a quality control program designed to ensure compliance in all material respects with all applicable laws.

EMPLOYEES

     As of March 26, 1997, the Company employed 55 persons, all of whom are full-time employees, including three executive officers. Twenty-eight of the Company's employees are located in the United States, while the remaining twenty-seven are located in Hong Kong. The Company believes that it has good relationships with its employees. None of the Company's employees are represented by a union.

ENVIRONMENTAL ISSUES

     The Company is subject to legal and financial obligations under environmental, health and safety laws in the United States and in other jurisdictions where the Company operates which have such laws. The Company is not currently aware of any material environmental liabilities associated with any of its operations. The Company does not believe that any environmental obligations will have a material adverse impact on the financial condition of the Company.

ROAD CHAMPS ACQUISITION

     In February 1997, the Company, through a wholly-owned subsidiary, purchased all of the shares of Road Champs, Inc. ("RC Inc."), a Pennsylvania corporation, which owns all of the shares of Road Champs Ltd. ("RC Ltd."), a Hong Kong corporation, and the operating assets of Die Cast Associates, Inc., a related Florida corporation (collectively, the "Road Champs Companies"). As part of such acquisition, the Company purchased, among other things, inventory, product lines, tools and molds and trademarks (the "Road Champs Acquisition"). The net purchase price was approximately $12.0 million. Payments of approximately $4.6 million in cash and $1.5 million through the issuance of 198,020 shares of Common Stock were made at the closing. Payment of approximately $2.9 million was deferred and is payable in three installments in June and October 1997 and February 1998 with interest at the rate of 7% per annum. Payment of approximately $2.0 million for the inventory will be made over the six-month period following the closing. Payment of approximately $1.0 million is due on the earlier of seven days after the close of a public offering of the Company's Common Stock or May 6, 1997. All outstanding payments are secured by a pledge of the shares of stock of RC Inc. and RC Ltd. and a security interest in the Road Champs Companies' assets which is subordinate to the security interest given by the Company to Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC (together "Renaissance") to secure payment of

Convertible Debentures issued by the Company in January 1997. See Part II, Item 5, "Sales of Unregistered Securities."

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company leases approximately 1,800 square feet of space at 24955 Pacific Coast Highway, #B202, Malibu, California, all of which is currently used for the Company's principal executive offices. The lease for such premises expires on August 31, 1997. The current base rent is $4,730 per month. The Company also leases, pursuant to a lease expiring on April 20, 2003, approximately 2,100 square feet of showroom and office space at the Toy Center South, 200 Fifth Avenue, New York, New York, at a current rental of $5,539 per month. The Company leases two additional locations in the United States acquired as a part of the Road Champs Acquisition. One such facility is approximately 2,000 square feet and is used as a showroom at the Toy Center North, 1107 Broadway, New York, New York, at a current rent of $4,959 per month. Such lease expires on April 30, 2001. The other facility of approximately 51,000 square feet of warehouse and office space, is at 7 Patton Drive, West Caldwell, New Jersey, has a current monthly rent of $21,235 and expires on May 31, 2000 or upon six-month prior notice by either party after July 1997.

     The Company also leases two locations in Hong Kong. One such location, at the Chinachen Golden Plaza, 77 Mody Road, Tsimshatsui East, Kowloon, Hong Kong, consisting of approximately 1,210 square feet, is leased on a month to month basis and is used as office space for the Company's sourcing operations. The base rent for such facility is the U.S. dollar equivalent of $5,119 per month. The Company acquired the lease for the second Hong Kong location in connection with the Road Champs Acquisition. The property is located at the Peninsula Center, 67 Mody Road, Tsimshatsui East, Kowloon, Hong Kong. The lease provides for a monthly rent of the U.S. dollar equivalent of $10,200, consists of approximately 3,200 square feet and is used for office space and expires on March 14, 1998. The Company will shortly combine all of its Hong Kong operations at the location previously occupied by Road Champs. The Company expects to lease a modestly larger space for its offices in California. With such increase, the Company believes that its facilities in the United States and Hong Kong will be adequate for its reasonably foreseeable future needs.

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock trades on the Nasdaq SmallCap Market under the symbol "JAKK." The following table sets forth the high and low closing sales prices of the Company's Common Stock in each of the following quarters as reported by the Nasdaq SmallCap Market since inception of trading on May 1, 1996.

                                    1996                             HIGH       LOW
          ---------------------------------------------------------  ----       ---
          Second quarter (from May 1)..............................    9         6  1/2
          Third quarter............................................    8 3/4     6  1/4
          Fourth quarter...........................................    9         7  1/4

SECURITY HOLDERS

     To the best knowledge of the Company, at March 26, 1997, there were 41 record holders of the Company's Common Stock. The Company believes there are numerous beneficial owners of the Company's Common Stock whose shares are held in "street name." To the best knowledge of the Company, the number of beneficial owners as of December 31, 1996 was 1,375.

DIVIDENDS

     The Company has not paid, and has no current plans to pay, dividends on its Common Stock. The Company intends to retain earnings, if any, for use in its business to finance the operation and expansion of its business.

SALES OF UNREGISTERED SECURITIES

     On February 14, 1996, the Company conducted a private placement bridge financing in which 39 investors invested an aggregate of $1,300,000 for Unsecured Subordinated Promissory Notes (convertible into 469,300 shares of the Company's Common Stock). Of such 469,300 shares, 223,000 shares were sold as part of the Company's initial public offering in May 1996, and the remaining 246,300 shares were listed as additional registered shares in the Prospectus relating thereto.

     On May 1, 1996, the Company issued 13,649 shares of Common Stock to Justin Products Limited as an adjustment to the shares issues as partial consideration for the acquisition by the Company of the operations of Justin Products Limited (the "Justin Acquisition"). The number of shares issued was based on the offering price in the Company's initial public offering.

     Dated December 31, 1996, but effective January 8, 1997, the Company issued $6,000,000 in aggregate, of 9% seven-year convertible debentures to Renaissance. Net proceeds to the Company after payment of a 6% brokerage commission to Joseph Charles & Associates, Inc. and fees to Renaissance and its attorneys were $5,450,000. The debentures are convertible into 750,000 shares of the Company's Common Stock assuming a conversion price of $8.00 per share. The debentures are convertible at the lower of $9.00 per share or the next sale price by the Company, subject to further adjustment if the Company issues shares of its stock at a price less than such conversion price. The indebtedness must be repaid in part each month beginning December 1999, in the amount of 1% of the then unpaid balance and in full at December 31, 2003. The Company has the right to prepay all or part of such indebtedness in certain events at 120% of their original $6,000,000 face value.

     In 1996, the Company granted (i) options under its Amended and Restated 1995 Stock Option Plan to 9 persons (6 employees and three non-employee directors) to purchase an aggregate of 114,625 shares of the Company's Common Stock at exercise prices ranging from $4.50 to $8.25 per share and (ii) options outside of its 1996 Stock Option Plan to one consultant to purchase an aggregate of 75,000 shares of the Company's Common Stock at exercise prices ranging from $7.50 to 7.625 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto which appear elsewhere in this Report.

OVERVIEW

     The Company was founded in early 1995 to develop, manufacture and market toys and related products for children. The Company commenced business operations as of July 1, 1995, when it assumed operating control over the toy business of Justin Products Limited ("Justin") and has included the results of Justin's operations in its consolidated financial statements from the effective date of such acquisition (the "Justin

Acquisition"). The Justin product lines accounted for substantially all of the Company's sales for the period from April 1, 1995 (Inception) to December 31, 1995.

     In 1996, the Company expanded its product lines to include products based on licensed characters and properties such as WWF action figures and Power Rangers ZEO mini vehicles. Presently, the Company's products include (i) toys and action figures featuring licensed characters, including action figures based on characters from the WWF, (ii) die cast collectible and toy vehicles marketed under the name Road Champs, (iii) fashion dolls with related accessories, (iv) electronic toys designed for children and (v) new lines of radio controlled and battery-operated vehicles.

     The toys sold by the Company are currently produced by non-affiliated manufacturers located in China on letter of credit basis or on open account and are shipped F.O.B. Hong Kong. These methods allow the Company to keep certain operating costs down and reduce working capital requirements. To date, substantially all of the Company's sales have been to domestic customers. The Company intends to expand distribution of its products internationally.

     The Company's products are generally acquired from others or developed for the Company by non-affiliated third parties, thus minimizing operating costs. Royalties payable to such developers generally range from 1% to 5% of the wholesale sales price for each unit of a product sold by the Company.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales. As indicated, the data is based on twelve month results for each year presented. The 1995 data reflects the pro forma combined results of Justin and the Company as though the Justin Acquisition was effective January 1, 1995, and the 1996 data relates exclusively to the Company's operations:

                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                                                PRO FORMA        ACTUAL
                                                                  1995            1996
                                                                ---------        ------
          Net sales...........................................    100.0%         100.0%
          Cost of sales.......................................     68.2           60.0
                                                                  -----          -----
          Gross profit........................................     31.8           40.0
          Selling, general and administrative expenses........     24.0           30.0
                                                                  -----          -----
          Income from operations..............................      7.8           10.0
          Other income........................................      0.2             --
          Interest, net.......................................     (0.1)           1.1
                                                                  -----          -----
          Income before income taxes..........................      7.9           11.1
          Provision for income taxes..........................      1.6            1.3
                                                                  -----          -----
            Net income........................................      6.3%           9.8%
                                                                  =====          =====

YEARS ENDED DECEMBER 31, 1996 AND 1995

     Net Sales. Net sales were $12.1 million in 1996, an increase of $4.2 million, or 52%, over $7.9 million in 1995. The strong growth in net sales was due primarily to the introduction of new products including WWF action figures and Power Rangers ZEO mini vehicles, in addition to the continuing sales of the Company's other product lines, including fashion dolls and accessories.

     Gross Profit. Gross profits were $4.8 million or 40.0% of net sales in 1996. This represented an increase of approximately 148% over gross profits of $1.9 million or 31.8% of net sales in 1995. This increase was due primarily to increasing sales of new products featuring licensed characters and properties with higher after-royalty margins.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.6 million in 1996 and $1.9 million in 1995, constituting 30.0% and 24.0% of net sales, respectively. The increase as a percentage of net sales was due to the increase in such expenses in support of the Company's growth including staffing and infrastructure, as well as expenses incurred in connection with the placement of the Convertible Debentures and the Road Champs Acquisition. The Company expects that such fixed costs should decrease as a percentage of net sales as sales volume increases. The overall dollar increase in 1996 over 1995 was due mainly to the increase in variable selling expenses, staffing and infrastructure additions in support of the Company's growth, the placement of the Convertible Debentures and the Road Champs Acquisition. The increase in variable selling expenses, such as freight and shipping related expenses, sales commissions and travel expenses, were attributable to significant increases in net sales. Major accounts are serviced internally, thereby minimizing sales commissions; however, this benefit is partially offset by increased travel required by the Company to cover those accounts. Selling expenses are expected to increase as net sales increase due to the variable nature of such expenses. From time to time, the Company may increase its advertising efforts, including the use of more expensive advertising media such as television if the Company deems it appropriate for particular products. Such advertising costs may be substantial, and there is no certainty as to the effectiveness of such advertising or whether any resultant sales would be sufficient to cover such costs.

     Interest, Net. The Company maintained significantly higher average cash balances during 1996 than in 1995 resulting in significantly higher interest income, though offset by interest expense consisting mainly of the interest incurred on the bridge financing conducted by the Company prior to the Company's initial public offering in May 1996 and the discount amortization on the Justin Acquisition payable.

     Provision for Income Taxes. Provision for income taxes in 1996 included foreign income taxes offset by the tax benefit generated by operating losses for Federal and state tax purposes. In 1995, the provision included Federal, state and foreign income taxes. The Company's earnings have benefited from a favorable overall effective tax rate of 12.2% in 1996 and 20.3% in 1995 as a substantial portion of the Company's earnings were subject to the Hong Kong Corporation Tax, a flat 16.5%, on its income arising in, or derived from, Hong Kong. At December 31, 1996, the Company had Federal and state net operating loss carryforwards of $360,000 and $180,000, respectively, available to offset future taxable income. This carryforward generally begins to expire in 2011 and may be subject to annual limitations as a result of changes in the Company's ownership. There can be no assurance that changes in ownership in future periods or any future losses will not significantly limit the Company's use of the net operating loss carryforward. In addition, no valuation allowance for its deferred tax assets, amounting to approximately $146,000 at December 31, 1996, has been provided for since, in the opinion of management, realization of the future benefit is probable. In making this determination, management considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

QUARTERLY FLUCTUATIONS AND SEASONALITY

     The Company has experienced significant quarterly fluctuations in operating results and anticipates such fluctuations in the future. The operating results for any quarter are not necessarily indicative of results for any future period. The first quarter for the Company is typically expected to be the least profitable as a result of lower net sales but substantially similar fixed operating expenses. The Company's first quarter performance is thus expected to be consistent with the toy industry, in general, where many companies may experience only moderate profits and many others may even experience losses.

     The following tables present the unaudited quarterly results for the Company and the Company pro forma with Justin for the years indicated. The seasonality of the business is reflected in this quarterly presentation.

                                           1995
                                       PRO FORMA(1)                                1996
                           ------------------------------------    ------------------------------------
                            1ST       2ND       3RD       4TH       1ST       2ND       3RD       4TH
                           ------    ------    ------    ------    ------    ------    ------    ------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales................  $  219    $1,634    $3,769    $2,309    $  835    $2,382    $4,458    $4,377
Gross profit.............      72       501       989       958       418       839     1,804     1,760
Income (loss) before
  income taxes...........     (91)      163       436       115       (42)      195       730       460
Net income (loss)........     (76)      136       359        78        20       202       628       330
Net income (loss) per
  share..................  $(0.03)   $ 0.06    $ 0.16    $ 0.04    $ 0.01    $ 0.06    $ 0.15    $ 0.08

                                           1995
                                       PRO FORMA(1)                                1996
                           ------------------------------------    ------------------------------------
                            1ST       2ND       3RD       4TH       1ST       2ND       3RD       4TH
                           ------    ------    ------    ------    ------    ------    ------    ------
                                                  (IN PERCENTAGES OF NET SALES)
Net sales................   100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%
Gross profit.............    32.9      30.7      26.2      41.5      50.1      35.2      40.5      40.2
Income (loss) before
  income taxes...........   (41.6)     10.0      11.6       5.0      (5.0)      8.2      16.4      10.5
Net income (loss)........   (34.7)      8.3       9.5       3.3       2.4       8.5      14.1       7.5

---------------

(1) Pro forma results include Justin's results as though the acquisition took place as of January 1, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996, the Company had working capital of $7.8 million, as compared to a working capital deficit of $0.6 million as of December 31, 1995. Such increase was primarily attributable to the receipt of net proceeds from the issuance of the Common Stock by the Company in its Initial Public Offering as well as the placement of the bridge financing in February 1996 and the subsequent conversion thereof to Common Stock.

     Net cash used by operating activities was $0.7 million for the year ended December 31, 1996. Net cash was used primarily by the increase in accounts receivable and other current assets, though offset by net earnings, depreciation and amortization, and increases in accounts payable and accrued expenses. At December 31, 1996, the Company had cash of $6.4 million.

     Net cash provided by operating activities was $1.1 million for the period from April 1, 1995 (Inception) to December 31, 1995, excluding any effect of pre-acquisition results of Justin. Net cash was provided primarily from net earnings and depreciation and amortization as well as from increases in accounts payable and various other liabilities, offset in part by increases in accounts receivable and various other assets. As of December 31, 1995, the Company had cash of $0.1 million.

     The Company's investing activities have used net cash of $1.1 million in 1996, consisting primarily of the purchase of molds and tooling used in the manufacture of the Company's products. As part of the Company's strategy to develop and market new products, the Company has entered into various character and product licenses with royalties of 1% to 10% payable on net sales of such products. As of January 1, 1997, these agreements require future aggregate minimum guarantees of $2.4 million, exclusive of $0.3 million in advances already paid.

     The Company's financing activities have provided net cash of $8.0 million in 1996, consisting primarily of the issuance of the Common Stock in connection with its Initial Public Offering, which provided $7.7 million, net of offering costs, and the placement of the bridge financing in February 1996 and the subsequent conversion thereof to Common Stock, which provided $1.1 million, net of offering costs, less approximately $0.7 million in debt repaid.

     In January 1997, the Company received net proceeds of approximately $5.5 million, net of issuance costs, from the issuance of $6.0 million in convertible debentures which are convertible into 750,000 shares of Common Stock at an assumed conversion price of $8.00 per share, subject to anti-dilution provisions. Such debentures bear interest at 9% per annum, payable monthly, and are due in December 2003.

     In February 1997, the Company acquired Road Champs for approximately $12.0 million. Consideration paid at closing was approximately $4.6 million in cash plus the issuance of $1.5 million (198,020 shares) of Common Stock. The balance of the cash consideration ($5.9 million) is payable during the twelve-month period ending in February 1998. This acquisition provided the Company with immediate significant growth in the mini vehicle product category with Road Champs product line of die cast collectible and toy vehicles. Assets included in the purchase were molds and tooling, office and warehouse equipment and other operating assets, as well as license agreements, trade name and goodwill.

     The Company believes that its cash flow from operations, cash on hand and the net proceeds from the issuance of the Convertible Debentures, together with the anticipated net proceeds of approximately $14.2 million to the Company from a proposed public offering of 2,000,000 shares of its Common Stock, will be sufficient to meet working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet its anticipated operating needs for the foreseeable future. Although operating activities are expected to provide cash, to the extent the Company grows significantly in the future, its operating and investing activities may use cash and, consequently, such growth may require the Company to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, if at all.

EXCHANGE RATES

     The Company sells substantially all of its products in U.S. dollars and pays for substantially all of the manufacturing costs in either U.S. or Hong Kong dollars. Operating expenses of the Hong Kong office are paid in Hong Kong dollars. The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to US$1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. No assurance can be made that the exchange rate between the United States and Hong Kong currencies will continue to be fixed or that exchange rate fluctuations will not have a material adverse effect on the Company's business, financial condition or results of operations.

RECENT ACCOUNTING PRONOUNCEMENT

     The FASB issued a new standard, SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock option and similar equity instruments under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. Management accounts for options under APB Opinion No. 25. If the alternative accounting-related provisions of SFAS No. 123 had been adopted as of the beginning of 1995, the effect on 1996 and 1995 net income and earnings per share would have been immaterial.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements begin on the following page.

                          INDEPENDENT AUDITORS' REPORT

The Stockholders
JAKKS Pacific, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheet of JAKKS Pacific, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year and nine months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JAKKS Pacific, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and cash flows for the year and nine months then ended, in conformity with generally accepted accounting principles.

PANNELL KERR FORSTER
Certified Public Accountants
A Professional Corporation

Los Angeles, California
January 23, 1997, except for note 15, for which the date is February 6, 1997

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                            DECEMBER 31,
                                                                     --------------------------
                                                                        1996            1995
                                                                     -----------     ----------
Current assets:
  Cash.............................................................  $ 6,355,260     $   81,752
  Accounts receivable..............................................    2,420,470        575,489
  Inventory........................................................      140,105         86,128
  Deferred product development costs...............................      515,870         89,171
  Prepaid expenses and other.......................................      450,107        129,735
  Advanced royalty payments........................................      276,000         50,000
  Advances to officers.............................................      120,030             --
                                                                     -----------     ----------
          Total current assets.....................................   10,277,842      1,012,275
Property and equipment
  Office furniture and equipment...................................      121,305         92,156
  Molds and tooling................................................    1,350,949        325,577
  Leasehold improvements...........................................        4,808            675
                                                                     -----------     ----------
          Total....................................................    1,477,062        418,408
  Less accumulated depreciation and amortization...................      277,265         55,448
                                                                     -----------     ----------
          Net property and equipment...............................    1,199,797        362,960
Deferred offering and acquisition costs............................       85,301         74,915
Intangibles and deposits, net......................................       91,776         51,977
Deferred income taxes..............................................        7,531             --
Goodwill, net......................................................    2,537,697      2,626,014
                                                                     -----------     ----------
Total assets.......................................................  $14,199,944     $4,128,141
                                                                     ===========     ==========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................  $ 1,610,987     $  711,058
  Accrued expenses.................................................      205,087        178,038
  Reserve for returns and allowances...............................      175,000        460,513
  Current portion of acquisition debt..............................      190,008        202,485
  Income taxes payable.............................................      272,605         80,983
                                                                     -----------     ----------
          Total current liabilities................................    2,453,687      1,633,077
Long-term portion of acquisition debt..............................           --        229,889
Notes payable to officer...........................................           --        382,816
Deferred income taxes..............................................           --         32,655
                                                                     -----------     ----------
     Total liabilities.............................................    2,453,687      2,278,437
                                                                     -----------     ----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000 shares authorized, no
     shares issued.................................................           --             --
  Common stock, $.001 par value; 25,000,000 shares authorized, issued and outstanding 3,984,949 and 2,000,000 shares,
     respectively..................................................        3,985          2,000
  Additional paid-in capital.......................................   10,321,295      1,624,238
  Retained earnings................................................    1,616,140        436,371
                                                                     -----------     ----------
                                                                      11,941,420      2,062,609
  Unearned compensation from grant of options......................      195,163        212,905
                                                                     -----------     ----------
          Net stockholders' equity.................................   11,746,257      1,849,704
                                                                     -----------     ----------
Total liabilities and stockholders' equity.........................  $14,199,944     $4,128,141
                                                                     ===========     ==========

                See notes to consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    APRIL 1, 1995
                                                                                     (INCEPTION)
                                                                     YEAR ENDED          TO
                                                                     DECEMBER 31,    DECEMBER 31,
                                                                        1996            1995
                                                                     -----------     ----------
Net sales..........................................................  $12,052,016     $6,077,763
Cost of sales......................................................    7,231,296      4,130,997
                                                                     -----------     ----------
Gross profit.......................................................    4,820,720      1,946,766
Selling, general and administrative expenses.......................    3,611,471      1,400,368
                                                                     -----------     ----------
Income from operations.............................................    1,209,249        546,398
Interest expense...................................................       63,171          8,971
Other income.......................................................      196,966         13,382
                                                                     -----------     ----------
Income before provision for income taxes...........................    1,343,044        550,809
Provision for income taxes.........................................      163,275        114,438
                                                                     -----------     ----------
Net income.........................................................  $ 1,179,769     $  436,371
                                                                     ===========     ==========
Net income per share...............................................  $       .34     $      .20
                                                                     ===========     ==========
Weighted average common shares outstanding
  and common equivalent shares.....................................    3,503,767      2,191,423
                                                                     ===========     ==========

                See notes to consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 1996 AND APRIL 1, 1995 (INCEPTION) TO DECEMBER 31, 1995



                                     PAR                                       UNEARNED
                         COMMON     VALUE            ADDITIONAL                COMPENSATION    TOTAL
                         SHARES      PER    STOCK      PAID-IN      RETAINED   FROM GRANT    STOCKHOLDERS'
                        OUTSTANDING SHARE   AMOUNT     CAPITAL      EARNINGS   OF OPTIONS      EQUITY
                        ---------   -----   ------   -----------   ----------  -----------  -----------
Balance, April 1, 1995
  (Inception).........         --   $  --   $   --   $        --   $       --   $      --   $        --
Issuance of common
  stock for cash......  1,896,925    .001    1,897       843,103           --          --       845,000
Issuance of common
  stock in partial
  consideration for
  purchase of toy
  business assets.....     75,951    .001       76       559,924           --          --       560,000
Issuance of common
  stock for
  services............     27,124    .001       27         8,306           --          --         8,333
Grant of compensatory
  stock options.......         --      --       --       212,905           --    (212,905)           --
Net income............         --      --       --            --      436,371          --       436,371
                        ---------   -----   ------    ----------    ---------   ---------   -----------
Balance, December 31,
  1995................  2,000,000    .001    2,000     1,624,238      436,371    (212,905)    1,849,704
Issuance of common
  stock for cash......  1,502,000    .001    1,502     7,652,761           --          --     7,654,263
Issuance of common
  stock from bridge
  financing
  conversion..........    469,300    .001      469     1,044,310           --          --     1,044,779
Issuance of common
  stock in partial
  consideration for
  purchase of toy
  business assets.....     13,649    .001       14           (14)          --          --            --
Earned compensation
  from grant of
  options.............         --      --       --            --           --      17,742        17,742
Net income............         --      --       --            --    1,179,769          --     1,179,769
                        ---------   -----   ------    ----------    ---------   ---------   -----------
Balance, December 31,
  1996................  3,984,949   $.001   $3,985   $10,321,295   $1,616,140   $(195,163)  $11,746,257
                        =========   =====   ======    ==========    =========   =========   ===========

                See notes to consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   APRIL 1, 1995
                                                                                    (INCEPTION)
                                                                    YEAR ENDED          TO
                                                                    DECEMBER 31,     DECEMBER 31,
                                                                       1996            1995
                                                                    -----------     -----------
Cash flows from operating activities:
  Net income......................................................  $ 1,179,769     $   436,371
                                                                    -----------     -----------
  Adjustments to reconcile net income to net cash (used) provided by operating activities:
     Depreciation and amortization................................      338,032         101,203
     Earned compensation from stock option grants.................       17,742              --
     Changes in operating assets and liabilities:
       Accounts receivable........................................   (1,844,981)       (575,489)
       Inventory..................................................      (53,977)        (86,128)
       Prepaid expenses and other.................................     (973,076)       (268,906)
       Advances to officers.......................................     (120,030)             --
       Accounts payable...........................................      899,929         711,058
       Accrued expenses...........................................       27,049         178,038
       Income taxes payable.......................................      191,622          80,983
       Reserve for returns and allowances.........................     (285,513)        460,513
       Deferred income taxes......................................      (40,186)         32,655
                                                                    -----------     -----------
            Total adjustments.....................................   (1,843,389)        633,927
                                                                    -----------     -----------
            Net cash (used) provided by operating activities......     (663,620)      1,070,298
                                                                    -----------     -----------
Cash flows from investing activities
  Property and equipment..........................................   (1,058,653)       (418,408)
  Intangibles and deposits........................................      (49,129)        (45,143)
  Excess of cost over toy business assets acquired (goodwill).....           --      (2,110,270)
                                                                    -----------     -----------
            Net cash (used) by investing activities...............   (1,107,782)     (2,573,821)
                                                                    -----------     -----------
Cash flows from financing activities
  Deferred costs..................................................      (85,301)        (74,915)
  Proceeds from sale of common stock..............................    7,669,263         845,000
  Proceeds from convertible notes payable.........................    1,104,694              --
  Proceeds from (repayments of) note payable to officer...........     (382,816)        382,816
  Proceeds from (repayments of) acquisition debt..................     (260,930)        432,374
                                                                    -----------     -----------
            Net cash provided by financing activities.............    8,044,910       1,585,275
                                                                    -----------     -----------
Net increase in cash..............................................    6,273,508          81,752
Cash, beginning of year and at inception..........................       81,752              --
                                                                    -----------     -----------
Cash, end of year.................................................  $ 6,355,260     $    81,752
                                                                    ===========     ===========
Cash paid during the period for:
  Interest........................................................  $    49,638     $       335
                                                                    ===========     ===========
  Income taxes....................................................  $    11,839     $       800
                                                                    ===========     ===========

  See note 17 for supplemental information to consolidated statements of cash flows.

                See notes to consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

NOTE 1 -- PRINCIPAL INDUSTRY

     JAKKS Pacific, Inc. (the "Company") is engaged in the development, manufacture and marketing of toys and children's electronics products, some of which are based on character and product licenses. The Company commenced operations in July 1995 through the purchase of substantially all of the assets of a Hong Kong toy company. The Company is marketing its product lines domestically and internationally.

     The Company was incorporated under the laws of the State of Delaware in January 1995.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of consolidation

     The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries, JAXXS (HK) Limited, JP (HK) Limited, both Hong Kong Corporations, J-X Enterprises, Inc., a New York Corporation, and JAKKS Acquisition Corp., a Delaware Corporation. In consolidation, all significant intercompany balances and transactions are eliminated.

  Cash and cash equivalents

     The Company considers all highly liquid assets, having an original maturity of less than three months, to be cash equivalents.

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual future results could differ from those estimates.

  Revenue recognition

     Revenue of the Company's products is recognized upon shipment to its customers. The Company provides allowances for estimated returns at the time of sales.

  Deferred product development costs

     The Company defers certain costs related to the preliminary activities associated with the manufacture of its products, which the Company has determined have future economic benefit. These costs are then expensed in the period in which the initial shipment of the related product is made. Management periodically reviews and revises, when necessary, its estimate of the future benefit of these costs, and expenses them if it is deemed there no longer is a future benefit.

  Deferred offering and acquisition costs

     During 1996, costs incurred for an additional public offering, convertible debenture offering, and certain acquisition costs were deferred. The deferred costs will be offset against respective proceeds received and upon completion of an on-going acquisition to the costs of the new affiliate (note 15).

     In 1995, offering costs incurred directly related to the issuance of convertible promissory notes pursuant to its private offering and costs incurred directly related to its public offering were capitalized. The Company

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

completed the private offering and public offering in February and May 1996, respectively, and offset these deferred offering costs against the respective proceeds received.

  Inventory

     Inventory is valued at the lower of cost (first-in, first-out) or market.

  Property and equipment

     Property and equipment are stated at cost and are being depreciated using the straight-line method over their estimated useful lives as follows:

    Personal computers................................  5 years
    Office equipment..................................  5 years
    Furniture and fixtures............................  5 years
    Molds and tooling.................................  3 - 4 years
    Leasehold improvements............................  Shorter of length of lease or 10 years

  Advertising

     Production costs of commercials and programming are charged to operations in the year during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the year incurred. Advertising expense for the year ended December 31, 1996 was approximately $22,000.

  Income taxes

     The Company does not file a consolidated return with its foreign subsidiaries. The Company files Federal and state returns and its foreign subsidiaries file Hong Kong returns. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized as deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

  Translation of foreign currencies

     Monetary assets and liabilities denominated in Hong Kong dollars are translated into United States dollars at the rates of exchange ruling at the balance sheet date. Transactions during the period are translated at the rates ruling at the dates of the transactions.

     Profits and losses resulting from the above translation policy are recognized in the consolidated statements of operations.

  Goodwill

     Goodwill represents the excess purchase price paid over the fair market value of the assets acquired of a Hong Kong toy company. Goodwill is being amortized over 30 years on a straight-line basis. Accumulated amortization at December 31, 1996 totalled $133,301.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

     The carrying value of goodwill is based on management's current assessment of recoverability. Management evaluates recoverability using both objective and subjective factors. Objective factors include management's best estimates of projected future earnings and cash flows and analysis of recent sales and earnings trends. Subjective factors include competitive analysis and the Company's strategic focus.

  Intangible assets

     Intangible assets consist of organizational costs, product technology rights and patents. Intangible assets are amortized on a straight-line basis, over five to six years, the estimated economic lives of the related assets. Accumulated amortization as of December 31, 1996 and 1995 was $10,834 and $1,500, respectively.

  Reverse stock split

     The Company effected a reverse split of its common stock of approximately one-for-1.843333. All common stock and common stock equivalent shares and per share amounts have been adjusted retroactively to give effect to the reverse stock split.

  Net income per share

     Net income per share is computed using the weighted average number of shares outstanding of common stock and common equivalent shares from stock options using the treasury stock method.

NOTE 3 -- ACQUISITION

     Effective July 1, 1995, the Company acquired substantially all of the assets constituting the toy business of Justin Products Limited, a Hong Kong Corporation ("JPL"). Total consideration paid of $2,965,353 consisted of cash, assumption of liabilities and the issuance of 89,600 shares of the Company's common stock.

     Other consideration includes percentage payments equal to 5% of the net sales of the acquired product lines during each of the calendar years 1995, 1996, and 1997, with minimums of $250,000 for each of 1995 and 1996, and 2.5% of the net sales of the acquired product lines during each of the calendar years 1998 and 1999. Such percentage payments are subject to offset against $500,000 in cash consideration paid. The 1996 minimum percentage payment has been discounted at 10% and is presented at net as a long-term liability (note 8). Percentage payments for the year and period ended December 31, 1996 and 1995, respectively, amounted to $250,000 and $264,917, respectively.

     The assets acquired from JPL were as follows:

        Furniture and fixtures...........................................  $   47,500
        Office equipment.................................................      12,500
        Molds and tooling................................................     250,000
        Goodwill.........................................................   2,655,353
                                                                           ----------
        Total assets acquired............................................  $2,965,353
                                                                           ==========

NOTE 4 -- CONCENTRATION OF CREDIT RISK

     Financial instruments that subject the Company to concentration of credit risk are cash equivalents and trade receivables. Cash equivalents consist principally of short-term money market funds. These instruments are short-term in nature and bear minimal risk. To date, the Company has not experienced losses on these instruments.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

     The Company maintains cash balances at financial institutions located in California and Hong Kong. Accounts located in California institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1996, the Company's uninsured cash balance totaled $6,476,475.

     The Company performs on-going credit evaluations of its customers financial condition but does not require collateral to support customer receivables. Most goods are sold on irrevocable letter of credit basis.

     Included in the Company's consolidated balance sheets at December 31, 1996 and 1995, are the Company's operating net assets, most of which are located in facilities in Hong Kong and China and which total approximately $3,531,379 and $1,019,077, for 1996 and 1995, respectively.

NOTE 5 -- ADVANCES TO OFFICERS

     Advances to officers represent balances of $55,030 and $65,000 due from two of the Company's officers. The $55,030 is due on demand and bears no interest. The amount of $65,000 relates to two notes receivable, $25,000 and $40,000, that are due on the earlier of August 27 and September 20, 1997, respectively, or immediately upon the termination of the officer's employment with the Company for any reason; the notes receivable bear interest of approximately 6 percent. See note 18.

NOTE 6 -- ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                   1996         1995
                                                                 --------     --------
        Bonuses................................................  $107,444     $     --
        Insurance..............................................        --       36,972
        Hong Kong subsidiaries accruals........................        --       36,531
        Reserve for vendor claims arising from the Justin
          acquisition..........................................        --       98,476
        Royalties..............................................    78,060           --
        Other..................................................    19,583        6,059
                                                                 --------     --------
                                                                 $205,087     $178,038
                                                                 ========     ========

NOTE 7 -- RESERVE FOR RETURNS AND ALLOWANCES

     The Company provides allowances for estimated sales returns and allowances at the time of sales. In 1996, the balance of the reserve for returns and allowance was $175,000. In 1995, the reserve for returns and allowances includes actual amounts due to customers for pre-acquisition obligations assumed by the Company of $260,513, and an estimated reserve for returns and allowances of $200,000.

NOTE 8 -- LONG-TERM DEBT

     Long-term debt, entirely due in 1997, consists of the following:

                                                                   1996         1995
                                                                 --------     --------
        Asset purchase obligation..............................  $191,555     $452,485
        Less amount representing interest......................     1,547       20,111
                                                                 --------     --------
        Present value of asset purchase obligation.............   190,008      432,374
        Less current portion...................................   190,008      202,485
                                                                 --------     --------
        Long-term portion of asset purchase obligation.........  $     --     $229,889
                                                                 ========     ========

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE 9 -- INCOME TAXES

     The provision differs from the expense that would result from applying Federal statutory rates to income before taxes because of the inclusion of a provision for state income taxes, and the income of the Company's foreign subsidiaries is taxed at a rate of 16.5% applicable in Hong Kong. In addition, the provision includes deferred income taxes resulting from adjustments in the amount of temporary differences.

     Temporary differences arise primarily from differences in timing in the deduction of state income taxes and the use of the straight-line method of depreciation for financial reporting purposes and accelerated methods of depreciation for tax purposes.

     The Company does not file a consolidated return with its foreign subsidiaries. The Company files Federal and state returns and its foreign subsidiaries file Hong Kong returns. Income taxes reflected in the accompanying consolidated statements of operations is comprised of the following:

                                                                      1996          1995
                                                                   ----------     --------
    Federal......................................................  $       --     $  3,030
    State and local..............................................       1,350        2,870
    Hong Kong....................................................     277,994       75,883
                                                                    ---------     --------
                                                                      279,344       81,783
    Deferred.....................................................    (116,069)      32,655
                                                                    ---------     --------
                                                                   $  163,275     $114,438
                                                                    =========     ========

     As of December 31, 1996, the Company has Federal and state net operating loss carryovers of approximately $360,000 and $180,000, respectively, available to offset future taxable income. The carryovers expire through 2011.

    Deferred tax assets resulting from deductible temporary
      differences from loss carryforwards, noncurrent............  $  145,692     $     --
    Deferred tax liabilities resulting from taxable temporary
      differences, noncurrent....................................    (138,161)     (32,655)
                                                                    ---------     --------
                                                                   $    7,531     $(32,655)
                                                                    =========     ========

     No valuation allowance for deferred tax assets has been provided for as of December 31, 1996, since, in the opinion of the Company's management, realization of the future benefit is probable.

     A reconciliation of the statutory United States Federal income tax rate to the Company's effective income tax rate is as follows:

                                                                      1996          1995
                                                                   ----------     --------
    Statutory income tax rate....................................          35%          35%
    State and local income taxes, net of Federal income tax
      effect.....................................................           1            1
    Effect of net operating loss carryovers......................         (40)          --
    Income taxes on foreign earnings at rates other than the
      United States Statutory rate not subject to United States
      income taxes...............................................          16          (15)
                                                                    ---------     --------
                                                                           12%          21%
                                                                    =========     ========

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

     The components of earnings before income taxes are as follows:

                                                                      1996          1995
                                                                   ----------     --------
    Domestic.....................................................  $ (360,040)    $ 16,555
    Foreign......................................................   1,703,084      534,254
                                                                   ----------     --------
                                                                   $1,343,044     $550,809
                                                                   ==========     ========

NOTE 10 -- NOTES PAYABLE -- OFFICER

     Notes payable -- officer, is due to a Company officer and stockholder. The officer advanced monies to the Company totaling $382,816 at an interest rate of approximately 6%. During 1996, additional advances of $50,000 and $25,000 had been made to the Company by two of its officers under the same terms disclosed above. All notes payable were repaid, including accrued interest, during 1996. See note 18.

NOTE 11 -- LEASES

     The Company leases office facilities and certain equipment under operating leases. The following is a schedule of future minimum lease payments as of December 31, 1996.

                1997..............................................  $111,342
                1998..............................................    73,402
                1999..............................................    70,682
                2000..............................................    68,925
                2001..............................................    66,467
                Thereafter........................................   132,934
                                                                    --------
                                                                    $523,752
                                                                    ========

     Rent expense for the year and period ended December 31, 1996 and 1995 totalled $182,690 and $89,737, respectively.

NOTE 12 -- COMMON STOCK AND PREFERRED STOCK

     All references to the number of shares of the Company's common stock and per share amounts have been retroactively restated in the accompanying consolidated financial statements to reflect the effect of the approximately one-for-1.843333 reverse stock split.

     The Company has 25,005,000 authorized shares of stock consisting of 25,000,000 shares of $.001 par value common stock and 5,000 shares of $.001 par value preferred stock.

     During 1995, the Company issued JPL 75,951 shares of common stock, and an additional 13,649 shares in connection with the Company's public offering in May 1996, pursuant to the asset purchase agreement (note 3), and had issued 27,124 shares, valued at $8,333, to the Company's legal counsel for services rendered.

     The Company has entered into a letter of intent with a certain underwriter relating to a contemplated additional public offering of its Common Stock.

NOTE 13 -- COMMITMENTS

     The Company entered into various license agreements whereby the Company may use certain characters and properties in conjunction with its products. Such license agreements call for royalties to be paid at 5 to 10% of net sales with minimum guarantees and advance payments. Additionally, under one such license, the Company has committed to spend 12.5% of related net sales, not to exceed $1,000,000, on advertising per year.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

     Future minimum royalty guarantees as of December 31, 1996 are as follows:

                1997.............................................  $  730,451
                1998.............................................     714,166
                1999.............................................     949,667
                                                                   ----------
                          Total..................................  $2,394,284
                                                                   ==========

NOTE 14 -- STOCK OPTION PLAN

     Under the Company's Amended and Restated 1995 Stock Option Plan, the Company has reserved 216,998 shares of the Company's Common Stock for issuance under the Plan. Under the Amended and Restated 1995 Stock Option Plan, employees (including officers), nonemployee directors and independent consultants may be granted options to purchase shares of Common Stock. Prior to the adoption of the Plan in 1995, options for 276,500 shares have been granted at an exercise price of $2.00 per share. The Company has recorded deferred compensation costs and a related increase in paid-in capital of $212,905 for the difference between the grant price and the deemed fair market value of the Common Stock of $2.77 per share at the date of grant. Such compensation costs will be recognized on a straight-line basis over the vesting period of the options, which is 25% per year commencing twelve months after the grant date of such options. In 1996, the fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: risk-free rate of interest of 6.0%; dividend yield of 0%; and expected lives of 5 years. See note 19.

     As of December 31, 1996 and 1995, 91,523 and 206,148 shares were available for future grant respectively. Additional shares may become available for grant to the extent that options presently outstanding under the Plan terminate or expire unexercised.

     Stock option activity pursuant to the Amended and Restated 1995 Plan is summarized as follows:

                                                                                 WEIGHTED
                                                                                 AVERAGE
                                                                    NUMBER       EXERCISE
                                                                   OF SHARES      PRICE
                                                                   ---------     --------
        Outstanding, April 1, 1995 (Inception)...................        --       $   --
          Granted................................................    10,850         4.50
          Exercised..............................................        --           --
          Canceled...............................................        --           --
        Outstanding, December 31, 1995...........................    10,850         4.50
          Granted................................................   114,625         6.70
          Exercised..............................................        --           --
          Canceled...............................................        --           --
                                                                    -------        -----
        Outstanding, December 31, 1996...........................   125,475       $ 6.51
                                                                    =======        =====

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

     Stock option activity outside of the Amended and Restated 1995 Plan is summarized as follows:

                                                                                 WEIGHTED
                                                                                 AVERAGE
                                                                    NUMBER       EXERCISE
                                                                   OF SHARES      PRICE
                                                                   ---------     --------
        Outstanding, April 1, 1995 (Inception)...................        --       $   --
          Granted................................................   276,500         2.00
          Exercised..............................................        --           --
          Canceled...............................................        --           --
        Outstanding, December 31, 1995...........................   276,500         2.00
          Granted................................................    75,000         7.54
          Exercised..............................................        --           --
          Canceled...............................................        --           --
                                                                    -------        -----
        Outstanding, December 31, 1996...........................   351,500       $ 3.18
                                                                    =======        =====

     The weighted average fair value of options granted to employees in 1996 and 1995 was $2.30 and $0.77 per share, respectively.

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1996:

                                   OUTSTANDING                       EXERCISABLE
                       ------------------------------------     ----------------------
                                                   WEIGHTED                   WEIGHTED
                                     WEIGHTED      AVERAGE                    AVERAGE
                        NUMBER        AVERAGE      EXERCISE      NUMBER       EXERCISE
OPTION PRICE RANGE     OF SHARES       LIFE         PRICE       OF SHARES      PRICE
------------------     ---------     ---------     --------     ---------     --------
  $ 2.00 - $8.25        476,975      6.1 years      $ 4.06       182,100       $ 5.03

     At December 31, 1995, options were exercisable for 10,850 shares at a weighted average exercise price of $4.50 per share.

     In addition, in 1996, 150,000 shares were reserved for issuance upon exercise of warrants granted to the representatives of the underwriters of the Company's Initial Public Offering exercisable at $9.375 per share.

NOTE 15 -- SUBSEQUENT EVENTS

     On January 8, 1997, the Company issued two $3,000,000 convertible debentures for a total of $6,000,000. Interest on the principal amounts outstanding will accrue at 9.0% per annum with the first monthly installment payable on February 1, 1997. If not sooner redeemed or converted into common stock, the debentures shall mature on December 31, 2003. Commencing on December 31, 1999, and the first day of each successive month thereafter prior to maturity, mandatory principal redemption installments, each of such installment to be in the amount of $10 per $1,000 of the then remaining principal amount of the debenture. Such debentures are convertible at an assumed conversion price of $8.00 per share into 750,000 shares of the Company's common stock, subject to reset and anti-dilution provisions. A stock pledge agreement from the Company pledging as security all outstanding shares of a certain entity being acquired, upon acquisition thereof from use of loan proceeds, and all of the outstanding shares of the Company's wholly-owned subsidiaries. In addition, all marketing and manufacturing licenses acquired or to be acquired, and all machinery and equipment to the extent assignable by the Company are also to be pledged as security. As compensation paid to an investment banker, 6% of the gross proceeds was paid in cash and warrants for the purchase of 150,000 shares of common stock, exercisable at $8.00 per share, were sold for $0.001 per share.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

     On February 6, 1997, the Company acquired all of the stock of Road Champs, Inc. and all of the operating assets of an affiliated company for approximately $12,045,000. Consideration paid at closing was approximately $4,619,000 in cash plus the issuance of $1,500,000 (198,020 shares) of the Company's common stock. The balance of the adjusted purchase price of approximately $2,937,000 is to be paid in three equal installments, with the third installment payable one year after the closing of the transactions all of which will carry interest at a rate of 7.0% per annum. In addition, the payment for inventory of approximately $1,988,000, without interest, is payable within 30 days of shipment to customers and the balance is payable no later than August 6, 1997, and a payment of $1,001,000 is due seven days after the close of an additional public offering of the Company's common stock, but not later than May 6, 1997. Outstanding balances will be secured by all acquired shares and assets, however, they will be subordinated to the security interest for the convertible debentures noted above.

NOTE 16 -- MAJOR CUSTOMERS

     Sales to major customers were as follows:

          1996                          1995
-------------------------     -------------------------
  AMOUNT       PERCENTAGE       AMOUNT       PERCENTAGE
----------     ----------     ----------     ----------
$3,398,059        28.2%       $1,890,184        31.1%
 1,679,281        13.9           729,332        12.0
 1,007,590         8.4           686,787        11.3
   847,392         7.0           577,387         9.5
   508,941         4.2           571,310         9.4
----------        ----        ----------        ----
$7,441,263        61.7%       $4,455,000        73.3%
==========        ====        ==========        ====

NOTE 17 -- SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

     469,300 shares of common stock were issued in 1996 pursuant to the conversion of bridge financing promissory notes which provided net proceeds of $1,044,779.

     Shares of common stock were issued as partial consideration for toy business assets acquired totalling $560,000 in 1995. The excess of cost over toy business assets acquired (goodwill) is reflected in the consolidated statement of cash flows net of the stock issued.

     27,124 shares of stock valued at $8,333 were issued in consideration for legal services in connection with the Company's organizational start-up during 1995.

NOTE 18 -- RELATED PARTY TRANSACTIONS

     A director of the Company is a partner in the law firm that acts as counsel to the Company. The company paid legal fees to the law firm in the amounts of approximately $270,000 in 1996 and $75,000 in 1995. Also see footnotes 5 and 10 for other related party transactions.

NOTE 19 -- RECENT ACCOUNTING PRONOUNCEMENT

     The FASB issued a new standard, SFAS No. 123 "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock option and similar equity instruments under APB Opinion No. 25, " Accounting for Stock Issued to Employees." Entities that continue to account for stock options using

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. Management accounts for options under APB Opinion No. 25. If the alternative accounting-related provisions of SFAS No. 123 had been adopted as of the beginning of 1995, the effect on 1996 and 1995 net income and earnings per share would have been immaterial. See note 14.

     In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of " ("Statement 121"). Statement 121 addresses the accounting for the impairment of long-lived assets, certain identifiable intangible and goodwill related to those assets to be held and used. It also addresses the accounting for long-lived assets and certain identifiable intangibles to be disposed of. Statement 121 establishes guidance for recognizing and measuring impairment losses and requires that the carrying amount of impaired assets be reduced to fair value. Statement 121 was effective for fiscal years beginning after December 15, 1995. The impact of the adoption of Statement 121 did not have a material adverse effect on the Company's financial condition or results of operations.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of Road Champs, Inc.
and Subsidiary and Die Cast Associates, Inc.

     We have audited the accompanying combined balance sheets of Road Champs, Inc. and Subsidiary and Die Cast Associates, Inc. as of December 31, 1996 and 1995 and the related combined statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Road Champs, Inc. and Subsidiary and Die Cast Associates, Inc. as of December 31, 1996 and 1995, and the results of their combined operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

PANNELL KERR FORSTER PC

New York, New York
February 12, 1997

                        ROAD CHAMPS, INC. AND SUBSIDIARY
                                      AND
                           DIE CAST ASSOCIATES, INC.

                            COMBINED BALANCE SHEETS

                                     ASSETS

                                                                            DECEMBER 31,
                                                                      -------------------------
                                                                         1996          1995
                                                                      -----------   -----------
Current assets:
  Cash and cash equivalents.......................................    $ 2,792,336   $ 2,779,649
  Investments (notes 1 and 4).....................................      6,032,816     3,591,664
  Accounts receivable, net of allowance for doubtful accounts of
     $65,266 and $83,008 at December 31, 1996 and 1995,
     respectively.................................................      1,958,344     3,142,352
  Loan receivable affiliated entity (notes 1 and 9)...............      1,034,784       695,535
  Inventory (note 3)..............................................      1,961,068     2,401,014
  Prepaid expenses and other......................................        158,373       156,992
  Deferred tax asset (note 6).....................................         72,615            --
                                                                      -----------   -----------
          Total current assets....................................     14,010,336    12,767,206
                                                                      -----------   -----------
Property and equipment
  Office furniture and equipment..................................        463,067       712,258
  Molds and tooling...............................................      4,749,085     4,771,572
  Leasehold improvements..........................................         81,250            --
                                                                      -----------   -----------
          Total...................................................      5,293,402     5,483,830
  Less accumulated depreciation and amortization..................      4,690,231     4,629,009
                                                                      -----------   -----------
          Net property and equipment..............................        603,171       854,821
                                                                      -----------   -----------
Deposits..........................................................        138,322       156,755
                                                                      -----------   -----------
          Total assets............................................    $14,751,829   $13,778,782
                                                                      ===========   ===========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................    $   507,541   $   662,870
  Accrued expenses (note 7).......................................      1,139,613       253,211
  Notes payable -- stockholder (note 8)...........................        375,000       375,000
  Income taxes payable............................................        689,106        37,578
  Deferred tax liability (note 6).................................             --       415,725
                                                                      -----------   -----------
          Total current liabilities...............................      2,711,260     1,744,384
Commitments (note 7)
Stockholders' equity:
  Common stock (note 5)...........................................          9,750         9,750
  Additional paid-in capital......................................        104,000       104,000
  Unrealized holding gain on securities net of deferred taxes of
     $3,719 and $713,577 in 1996 and 1995, respectively (note
     4)...........................................................        133,157     1,175,472
  Retained earnings...............................................     11,793,662    10,745,176
                                                                      -----------   -----------
          Total stockholders' equity..............................     12,040,569    12,034,398
                                                                      -----------   -----------
          Total liabilities and stockholders' equity..............    $14,751,829   $13,778,782
                                                                      ===========   ===========

                  See notes to combined financial statements.

                        ROAD CHAMPS, INC. AND SUBSIDIARY
                                      AND
                           DIE CAST ASSOCIATES, INC.

                       COMBINED STATEMENTS OF OPERATIONS

                                                                            YEAR ENDED
                                                                           DECEMBER 31,
                                                                    ---------------------------
                                                                       1996            1995
                                                                    -----------     -----------
Net sales.........................................................  $15,510,611     $17,141,445
Cost of sales.....................................................    9,564,332      11,427,162
                                                                    -----------     -----------
Gross profit......................................................    5,946,279       5,714,283
Selling, general and administrative expenses......................    4,119,424       5,022,977
                                                                    -----------     -----------
Income from operations............................................    1,826,855         691,306
Interest expense..................................................       45,359          48,072
Other income (note 4).............................................    2,733,020         125,456
Other expenses (note 7)...........................................      923,841              --
                                                                    -----------     -----------
Income before provision for income taxes..........................    3,590,675         768,690
Provision for income taxes (note 6)...............................    1,615,276         246,417
                                                                    -----------     -----------
Net income........................................................  $ 1,975,399     $   522,273
                                                                    ===========     ===========

                  See notes to combined financial statements.

                        ROAD CHAMPS, INC. AND SUBSIDIARY
                                      AND
                           DIE CAST ASSOCIATES, INC.

                  COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                             UNREALIZED
                                                                                              HOLDING
                                COMMON                  COMMON   ADDITIONAL                   GAIN ON          TOTAL
                                SHARES      PAR VALUE   STOCK     PAID-IN      RETAINED      SECURITIES    STOCKHOLDERS'
                              OUTSTANDING   PER SHARE   AMOUNT    CAPITAL      EARNINGS     NET OF TAXES      EQUITY
                              -----------   ---------   ------   ----------   -----------   ------------   -------------
Balance, December 31,
  1994......................      195          $50      $9,750    $104,000    $10,611,152   $ 1,472,351     $12,197,253
Net income..................       --           --         --           --        522,273            --         522,273
Dividends paid..............       --           --         --           --       (320,000)           --        (320,000)
Unrecoverable advances due
  from former subsidiary....       --           --         --           --        (68,249)           --         (68,249)
Net change in unrealized
  holding gain on
  securities, net of taxes
  of $237,784...............       --           --         --           --             --      (296,879)       (296,879)
                                  ---          ---      ------    --------    -----------   -----------     -----------
Balance, December 31,
  1995......................      195           50      9,750      104,000     10,745,176     1,175,472      12,034,398
Net income..................       --           --         --           --      1,975,399            --       1,975,399
Dividends paid..............       --           --         --           --       (817,598)           --        (817,598)
Unrecoverable advances due
  from former subsidiary....       --           --         --           --       (109,315)           --        (109,315)
Net change in unrealized
  holding gain on
  securities, net of taxes
  of $709,858...............       --           --         --           --             --    (1,042,315)     (1,042,315)
                                  ---          ---      ------    --------    -----------   -----------     -----------
Balance, December 31,
  1996......................      195          $50      $9,750    $104,000    $11,793,662   $   133,157     $12,040,569
                                  ===          ===      ======    ========    ===========   ===========     ===========

                  See notes to combined financial statements.

                        ROAD CHAMPS, INC. AND SUBSIDIARY
                                      AND
                           DIE CAST ASSOCIATES, INC.

                       COMBINED STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED
                                                                           DECEMBER 31,
                                                                   ----------------------------
                                                                       1996            1995
                                                                   ------------     -----------
Cash flows from operating activities:
  Net income.....................................................  $  1,975,399     $   522,273
  Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation and amortization...............................       510,316         656,210
     Deferred taxes..............................................       221,518         224,003
     Provision for doubtful accounts.............................       (17,742)       (157,280)
     Gain on sale of investments.................................    (2,501,857)             --
     Changes in certain assets and liabilities
       Accounts receivable.......................................     1,201,750         225,102
       Inventory.................................................       438,946         967,451
       Prepaid expenses and other................................        11,917         (11,532)
       Deposits..................................................        18,433         159,272
       Accounts payable..........................................      (155,329)        275,224
       Accrued expenses..........................................       886,402         (23,311)
       Income taxes payable......................................       651,528          10,874
                                                                   ------------     -----------
          Net cash provided by operating activities..............     3,241,281       2,848,286
                                                                   ------------     -----------
Cash flows from investing activities:
  Purchase of property and equipment.............................      (270,963)       (412,997)
  Sale of investments............................................     8,401,624         150,000
  Purchase of investments........................................   (10,093,093)       (102,536)
  Loan receivable affiliated entity..............................      (339,249)       (340,530)
  Unrecoverable advances due from former subsidiary..............      (109,315)        (68,249)
                                                                   ------------     -----------
          Net cash (used) by investing activities................    (2,410,996)       (774,312)
                                                                   ------------     -----------
Cash flows from financing activities:
  Notes payable -- bank..........................................            --        (975,000)
  Dividends paid.................................................      (817,598)       (320,000)
                                                                   ------------     -----------
          Net cash (used) by financing activities................      (817,598)     (1,295,000)
                                                                   ------------     -----------
          Net increase in cash and cash equivalents..............        12,687         778,974
Cash and cash equivalents -- beginning of year...................     2,779,649       2,000,675
                                                                   ------------     -----------
Cash and cash equivalents -- end of year.........................  $  2,792,336     $ 2,779,649
                                                                   ============     ===========
Supplemental disclosure of cash flow information
  Cash paid for interest.........................................  $     45,359     $    59,020
                                                                   ============     ===========
  Cash paid for income taxes.....................................  $    729,850     $    31,415
                                                                   ============     ===========

                  See notes to combined financial statements.

                        ROAD CHAMPS, INC. AND SUBSIDIARY
                                      AND
                           DIE CAST ASSOCIATES, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of presentation and description of business

     The combined financial statements include the accounts of Road Champs, Inc. (Road Champs) and its wholly-owned subsidiary Road Champs, Ltd. (Limited) and Die Cast Associates, Inc. (Die Cast). Road Champs, located in New Jersey is a toy wholesaler principally in the United States. Limited, a Hong Kong corporation, is a toy wholesaler that sells worldwide principally on an F.O.B. Hong Kong basis against letters of credit. Die Cast, a Florida corporation, acts as the sales agent and product development consultant for Road Champs and Limited. Road Champs and Die Cast (collectively the Company) are owned and/or controlled by the same stockholder who, on January 21, 1997 agreed to sell the stock of Road Champs, Inc. and Subsidiary and certain operating assets of Die Cast for approximately $12,045,000 plus the value of certain defined assets less defined liabilities. The sale closed on February 6, 1997.

     The businesses under common control and which are being sold have been combined for financial statement purposes. All significant intercompany transactions and balances have been eliminated. Road Champs Die Casting Factory (Factory), a Hong Kong corporation, operates a die cast toy manufacturing facility in China and is the principal supplier of merchandise to Road Champs and Limited. Factory is under the same common ownership as the Company but was not part of the aforementioned sales transaction and, accordingly, is excluded from the combined financial statements. During 1996 and 1995, Road Champs had net advances of $109,315 and $68,249, respectively, due from Factory which were deemed unrecoverable and are reflected in stockholders' equity in the combined financial statements.

  Cash and cash equivalents

     The Company considers all highly liquid assets, having an original maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposits which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

  Revenue recognition

     Revenue from sales of the Company's products is recognized upon shipment to its customers.

  Inventory

     Inventory generally is valued at the moving average cost basis and is stated at the lower of cost or market.

  Investments

     Investments consists of equity securities and bonds. These investments are classified as available-for-sale and are stated at fair value. The Company computes gains/losses on sales of its investments using the specific identification method.

                        ROAD CHAMPS, INC. AND SUBSIDIARY
                                      AND
                           DIE CAST ASSOCIATES, INC.

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1996

  Property and equipment

     Property and equipment are stated at cost and are being depreciated using accelerated methods over their estimated useful lives as follows:

            Office furniture and equipment............................    5-7 years
            Molds and tooling.........................................    3-4 years
            Leasehold improvements....................................      5 years

  Income taxes

     Road Champs accounts for income taxes using the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws expected to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce the carrying amount of deferred tax assets to their net realizable value.

     Die Cast has elected to be treated as an "S" Corporation for Federal and New Jersey income tax purposes. Consequently, it does not record income taxes (except for capital gains, certain passive investment income, and certain investment credit recapture). The stockholder is liable for the individual income taxes of Die Cast's taxable income (even though such income is not distributed) or include a share of Die Cast's net operating loss in the individual's income tax return. Die Cast records New Jersey income taxes at the reduced "S" Corporation rate.

  Foreign Currency Translation

     Foreign currency financial statements of the Road Champ's Hong Kong subsidiary are converted into United States dollars by translating balance sheet accounts at the current exchange rate at year end and statement of operations accounts at the average exchange rate for the year.

  Use of estimates

     The preparation of the combined financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Fair value of financial instruments

     The Company's cash and cash equivalents, accounts and loan receivables and notes payable -- stockholder represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of fair value.

  Split Dollar Insurance Plan

     An insurance trust was created for the Road Champs majority stockholder in December 1993. The terms of the trust require that it pay premiums equal to the current term rate for the insured's age multiplied by the excess of the current death benefit over Road Champs current premium advance. This amount, also referred

                        ROAD CHAMPS, INC. AND SUBSIDIARY
                                      AND
                           DIE CAST ASSOCIATES, INC.

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1996

to as the "economic value", is a fringe benefit expense of Road Champs. The remaining amount of the premium is recorded as a loan receivable from the insurance trust, an affiliated entity.

  International operations

     Limited operates in Hong Kong. As a result, a significant portion of Road Champs sales and operations are subject to certain risks, including adverse developments in the foreign political and economic environment, exchange rates, tariffs and other trade barriers, staffing and managing foreign operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's financial condition or results of operations in the future. Net sales of Limited totaled $10,361,376 and $12,051,301 for the years ended December 31, 1996 and 1995.

NOTE 2 -- RISK CONCENTRATIONS

  Accounts receivable and sales

     A significant amount of the accounts receivable and sales of Road Champs are from a limited number of customers. Four customers owed 37%, 17%, 12% and 10%, respectively, of the total accounts receivable at December 31, 1995, and two customers owed 22% and 21%, respectively, of the total accounts receivable at December 31, 1996. Two customers had 21% and 26%, respectively of total sales in 1995, and one customer had 15% of total sales in 1996.

NOTE 3 -- INVENTORY

     Inventory consists of the following:

                                                                 1996           1995
                                                              ----------     ----------
        Packaging...........................................  $  117,817     $  182,688
        Finished goods......................................   1,843,251      2,218,326
                                                              ----------     ----------
                  Total inventory...........................  $1,961,068     $2,401,014
                                                              ==========     ==========

NOTE 4 -- INVESTMENTS

     The following is a summary of the Company's available-for-sale securities at December 31, 1996 and 1995.

     DECEMBER 31, 1996

                                                                    GROSS        GROSS
                                                     AMORTIZED    UNREALIZED   UNREALIZED   ESTIMATED
           SECURITIES AVAILABLE-FOR-SALE                COST        GAINS       (LOSSES)    FAIR VALUE
---------------------------------------------------  ----------   ----------   ----------   ----------
Common Stock.......................................  $2,362,922    $ 137,505    $     --    $2,500,427
U.S. Government Obligations........................     179,201          320          --       179,521
Municipal Bonds....................................   3,353,817          409      (1,358)    3,352,868
                                                     ----------     --------     -------    ----------
          Total....................................  $5,895,940    $ 138,234    $ (1,358)   $6,032,816
                                                     ==========     ========     =======    ==========

     Proceeds from the sale of available for sale securities amounted to $8,401,624 in 1996, while realized gains on the sale of available-for-sale securities amounted to $2,501,857 during 1996. The change in unrealized holding gain on available-for-sale securities in 1996 amounted to $1,752,173.

                        ROAD CHAMPS, INC. AND SUBSIDIARY
                                      AND
                           DIE CAST ASSOCIATES, INC.

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1996

     DECEMBER 31, 1995

                                                                  GROSS        GROSS
                                                   AMORTIZED    UNREALIZED   UNREALIZED   ESTIMATED
          SECURITIES AVAILABLE-FOR-SALE               COST        GAINS       (LOSSES)    FAIR VALUE
-------------------------------------------------  ----------   ----------   ----------   ----------
Common Stock.....................................  $1,600,079   $1,893,745    $ (6,015)   $3,487,809
Municipal Bonds..................................     102,536        1,319          --       103,855
                                                   ----------   ----------     -------    ----------
          Total..................................  $1,702,615   $1,895,064    $ (6,015)   $3,591,664
                                                   ==========   ==========     =======    ==========

     Proceeds from the sale of available-for-sale securities amounted to $150,000. Realized gain on the sale of available-for-sale securities were not significant during 1995. The change in unrealized holding gains on available-for-sale securities in 1995 amounted to $534,663.

     The amortized cost and estimated fair value of debt securities classified as available-for-sale at December 31, 1996 and 1995 by contractual maturity are as follows:

                                                                                      1995
                                                              1996             -------------------
                                                     -----------------------              ESTIMATED
                                                     AMORTIZED    ESTIMATED    AMORTIZED    FAIR
                     MATURITY                           COST      FAIR VALUE     COST      VALUE
---------------------------------------------------  ----------   ----------   --------   --------
Less than one year.................................  $1,307,442   $1,307,018   $     --   $     --
One to five years..................................      25,576       25,371    102,536    103,855
Greater than ten years.............................   2,200,000    2,200,000         --         --
                                                     ----------   ----------   --------   --------
                                                     $3,533,018   $3,532,389   $102,536   $103,855
                                                     ==========   ==========   ========   ========

NOTE 5 -- COMMON STOCK

     Common stock at December 31, 1996 and 1995 consists of:

                                                                           SHARES
                                                                 --------------------------
                                                                                ISSUED AND
                                                   PAR VALUE     AUTHORIZED     OUTSTANDING
                                                   ---------     ----------     -----------
Road Champs, Inc.................................     $50            100             95         $4,750
Die Cast Associates, Inc. .......................      50            100            100          5,000
                                                                     ---            ---         ------
                                                                     200            195         $9,750
                                                                     ===            ===         ======

NOTE 6 -- INCOME TAXES

     The provision for income taxes consists of:

                                                                  1996          1995
                                                               ----------     --------
        Current
          Federal............................................  $1,045,811     $ 22,414
          State..............................................     347,947           --
                                                               ----------     --------
                                                                1,393,758       22,414
        Deferred.............................................     221,518      224,003
                                                               ----------     --------
                                                               $1,615,276     $246,417
                                                               ==========     ========

                        ROAD CHAMPS, INC. AND SUBSIDIARY
                                      AND
                           DIE CAST ASSOCIATES, INC.

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1996

     The provision for income taxes generated for year end 1996 and 1995 differ from amounts which would result from applying the Federal statutory tax rate to pretax income as follows:

                                                                 1996          1995
                                                              ----------     ---------
        Income before provision for income taxes............  $3,590,675     $ 768,690
        Items not includible/deductible for tax purposes
          (income) losses of Die Cast Associates Inc. -- Sub
             "S" Corp.......................................      52,511      (147,715)
                                                              ----------     ---------
             Adjusted pretax income.........................   3,643,186       620,975
        Federal statutory tax rate..........................         34%           34%
                                                              ----------     ---------
             Provision for income tax at statutory rate.....   1,238,683       211,131
        State income taxes, net of Federal income tax
          benefit...........................................     229,645        36,886
        Effects of foreign tax rate and other...............     146,948        (1,600)
                                                              ----------     ---------
             Provision for income taxes.....................  $1,615,276     $ 246,417
                                                              ==========     =========

     The components of the net deferred tax asset (liability) are as follows:

                                                                1996           1995
                                                               -------       ---------
        Deferred tax assets
          Net operating loss carryforwards.................    $76,334       $ 339,227
                                                               -------       ---------
        Deferred tax liabilities
          Property and equipment...........................         --         (41,375)
          Unrealized holding gain on investments...........     (3,719)       (713,577)
                                                               -------       ---------
                                                                (3,719)       (754,952)
                                                               -------       ---------
             Net deferred tax asset (liability)............    $72,615       $(415,725)
                                                               =======       =========

     At December 31, 1996, Limited had available net operating loss carryforwards of approximately $259,050 which have no expiration date.

NOTE 7 -- COMMITMENTS

  a. Leases

     Road Champs leases its New Jersey office and warehouse and its New York showroom under lease agreements which expire May 2000 and April 2001, respectively. The leases call for additional charges based upon utilities, real estate taxes and repairs, as defined. The New Jersey building is owned by a limited partnership controlled by the majority shareholder of Road Champs.

     Limited leases its Hong Kong office space under a lease agreement which expires March 1998.

                        ROAD CHAMPS, INC. AND SUBSIDIARY
                                      AND
                           DIE CAST ASSOCIATES, INC.

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1996

     The following is a schedule by year of the future minimum rent, exclusive of escalations, required by the leases as of December 31, 1996:

                1997...........................................    $  484,922
                1998...........................................       395,169
                1999...........................................       371,550
                2000...........................................       195,150
                2001...........................................        23,050
                                                                   ----------
                                                                   $1,469,841
                                                                   ==========

     Rent expense for the years ended December 31, 1996 and 1995 amounted to $304,871 and $446,229, respectively.

  b. Stock Appreciation Plan

     Road Champs had a nonqualified Stock Appreciation Plan (Plan) with two of its key employees which vest upon the death or retirement of a participant, or the change in control of Road Champs, as defined.

     In contemplation of the sale of the Company, Road Champs and the two key employees reached a cash settlement to terminate the Plan totalling approximately $917,000, which was accrued at December 31, 1996 and included in other expenses in the accompanying combined statement of operations.

  c. Line-of-credit

     Road Champs has established a line-of-credit with a commercial bank in the amount of $3,000,000 expiring September 1997. Borrowings against the line-of-credit bear interest at LIBOR plus 150 basis points and are collateralized by accounts receivable and inventory and guaranteed by Limited and Die Cast.

NOTE 8 -- NOTES PAYABLE -- STOCKHOLDER

     The notes payable -- stockholder are unsecured, payable on demand, and bears interest at 10% per annum. Interest paid during each of the years 1996 and 1995 amounted to $37,500.

NOTE 9 -- SPLIT DOLLAR INSURANCE PLAN

     The total premiums required to be paid annually under the Plan, (see note
1) aggregate $366,129. The fringe benefit expense to Road Champs included in the total was $26,879 and $25,599 for 1996 and 1995, respectively. Premiums in excess of the fringe benefit expense are recorded as a loan receivable from the insurance trust, an affiliated entity.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The Company's directors and executive officers are as follows:

                   NAME             AGE                 POSITION WITH THE COMPANY
        --------------------------  ---    ---------------------------------------------------
        Jack Friedman.............   57    Chairman, Chief Executive Officer and President
        Stephen G. Berman.........   32    Chief Operating Officer, Executive Vice President,
                                           Secretary and Director
        Joel M. Bennett...........   35    Chief Financial Officer
        Michael G. Miller.........   49    Director
        Murray L. Skala...........   50    Director
        Robert E. Glick...........   51    Director

     Jack Friedman has been Chairman, Chief Executive Officer and President of the Company since co-founding it in 1995. From January 1989 until January 1995, Mr. Friedman was Chief Executive, President, Officer and a director of T-HQ, Inc., a publicly-held company that develops and sells interactive games and software. From 1970 to 1989, Mr. Friedman was President and Chief Operating Officer of LJN Toys, Ltd. ("LJN"), a toy and software company. After LJN was acquired by MCA/Universal, Inc. ("MCA") in 1986, Mr. Friedman continued as President until MCA's sale of LJN in late 1989.

     Stephen G. Berman has been Chief Operating Officer, Executive Vice President, Secretary and a director of the Company since co-founding it in 1995. From October 1991 to August 1995, Mr. Berman was a Vice President and Managing Director of T-HQ International, Inc., a subsidiary of T-HQ, Inc. From 1988 to 1991, he was President and an owner of Balanced Approach, Inc., a distributor of personal fitness products and services.

     Joel M. Bennett joined the Company in September 1995 as Chief Financial Officer. From August 1993 to September 1995, he served in several financial management capacities at Time Warner Entertainment Company, L.P., including Controller of Warner Brothers Consumer Products Worldwide Merchandising and Interactive Entertainment. From June 1991 to August 1993, Mr. Bennett was Vice President and Chief Financial Officer of TTI Technologies, Inc., a direct-mail computer hardware and software distribution company. From 1986 to June 1991, Mr. Bennett held various financial management positions at the Walt Disney Company, including Senior Manager of Finance for the international television syndication and production division.

     Michael G. Miller has been a director of the Company since February 1996. Since 1979, Mr. Miller has been President and a director of several privately-held affiliated companies: JAMI Marketing, a list brokerage and list management consulting firm, JAMI Data, a database management consulting firm, and JAMI Direct, a direct mail graphic and creative design firm. He is also a director of Quintel Entertainment, Inc., a publicly-held company in the telephone entertainment services business.

     Murray L. Skala has been a director of the Company since October 1995. Since 1976, Mr. Skala has been a partner of the law firm Feder, Kaszovitz, Isaacson, Weber, Skala & Bass LLP, counsel to the Company. Mr. Skala is also a director of Quintel Entertainment, Inc. and Katz Digital Technologies, Inc., a publicly-held company in the business of producing digital printing and prepress services.

     Robert E. Glick has been a director of the Company since October 1996. For more than twenty years, Mr. Glick has been an officer, director and a principal stockholder in a number of privately-held affiliated companies which manufacture and market women's apparel.

     All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors currently receive no cash compensation for serving on the Board other than reimbursement of reasonable expenses incurred in attending meetings. Directors who are not employees of the Company are entitled to receive options to purchase shares of Common Stock upon their election as a director and annually while they serve as directors. Officers are elected annually by the Board and serve at the discretion of the Board.

     Until the Convertible Debentures are fully redeemed or converted, Renaissance has the right to designate one person for nomination by management as a director of the Company or as an advisor to the Board.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Company has an Audit Committee, a Compensation Committee and a Stock Option Committee. The Board does not have a Nominating Committee and performs the functions of a Nominating Committee itself.

     Audit Committee. The functions of the Audit Committee are to recommend the appointment of the Company's independent certified public accountants and to review the scope and effect of such audits. Messrs. Miller, Glick and Skala are the current members of the Audit Committee.

     Compensation Committee. The functions of the Compensation Committee are to make recommendations to the Board regarding compensation of management employees and to administer plans and programs relating to employee benefits, incentives and compensation, other than the Stock Option Plan. Messrs. Friedman, Miller and Skala are the current members of the Compensation Committee.

     Stock Option Committee. The function of the Stock Option Committee is to determine the recipients of and the size of awards granted under the Company's Stock Option Plan. Messrs. Miller and Glick are the current members of the Stock Option Committee. Both Stock Option Committee members are non-employee directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     To the best of the Company's knowledge, Robert E. Glick filed a late report on Form 3 during the fiscal year ended December 31, 1996. One amendment each to the Form 3 of Mr. Berman and Mr. Glick was filed to reflect the initial ownership of Common Stock of the Company of each of these individuals. To the best of the Company's knowledge, all other Forms 3, 4 or 5 required to be filed during the fiscal year ended December 31, 1996 were done so on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Company for the Company's fiscal years ending December 31, 1996 and 1995 to its Chief Executive Officer and to each of its executive officers whose compensation exceeded $100,000 on an annual basis (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                                COMPENSATION
                                                      ANNUAL COMPENSATION                                         PAYOUTS
                                              -----------------------------------     LONG-TERM AWARDS     ----------------------
                                                                          (e)      ----------------------                 (i)
                                                                         OTHER        (f)                                 ALL
                                                                         ANNUAL    RESTRICTED                 (h)        OTHER
                (a)                               (c)         (d)       COMPEN-      STOCK        (g)         PLAN      COMPEN-
             NAME AND                 (b)       SALARY       BONUS       SATION      AWARDS     OPTIONS     PAYOUTS      SATION
        PRINCIPAL POSITION            YEAR        ($)         ($)         ($)         ($)         ($)         ($)         ($)
----------------------------------- --------  -----------  ----------  ----------  ----------  ----------  ----------  ----------
Jack Friedman......................   1996      226,000      53,722(3)    --          --          --          --          --
  Chairman,                           1995(1)    67,000       --          --          --          --          --          --
  Chief Executive Officer and
    President
Stephen G. Berman..................   1996      201,000      53,722(3)    --          --          --          --          --
  Chief Operating Officer,            1995(2)    41,667       --          --          --          --          --          --
  Executive Vice President
    and Secretary

---------------

(1) Mr. Friedman's employment with the Company commenced on September 1, 1995. See "Employment Agreements."

(2) Mr. Berman's employment with the Company commenced on September 1, 1995. See "Employment Agreements."

(3) Bonuses were earned in 1996 but were paid during 1997.

     The Company did not have any long-term incentive plans in 1995. Neither of the Named Officers were granted options under the Company's Stock Option Plan in 1996 or 1995.

EMPLOYMENT AGREEMENTS

     The Company has entered into an employment agreement with Mr. Friedman expiring on December 31, 2001. Pursuant to this agreement, Mr. Friedman is employed as Chief Executive Officer and President. The employment agreement provides for employment on a full-time basis and contains a provision that Mr. Friedman will not compete or engage in a business competitive with the current or anticipated business of the Company during the term of the agreement and for a period of one year thereafter, if his employment is terminated prior to December 31, 1997 voluntarily or by the Company for cause, as such term is defined in the employment agreement. Pursuant to such agreement, the Company agreed to pay Mr. Friedman a base salary of $296,000 per annum until December 31, 1997, with increases of $25,000 per annum thereafter and an annual bonus equal to 4% of the Company's pre-tax earnings.

     The Company has entered into an employment agreement with Mr. Berman expiring on December 31, 2001. Pursuant to this agreement, Mr. Berman is employed as Chief Operating Officer, Executive Vice President, and Secretary. The employment agreement provides for employment on a full-time basis and contains a provision that Mr. Berman will not compete or engage in a business competitive with the current or anticipated business of the Company during the term of the agreement and for a period of one year thereafter, if his employment is terminated prior to December 31, 1997 voluntarily or by the Company for cause, as such term is defined in the employment agreement. Pursuant to such agreement, the Company agreed to pay Mr. Berman a base salary of $271,000 per annum until December 31, 1997, with increases of $25,000 per annum thereafter and an annual bonus equal to 4% of the Company's pre-tax earnings.

     The Company has obtained a key-man life insurance policy in the amount of $2,000,000 on Mr. Friedman's life.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 19, 1997, with respect to the beneficial ownership of the Company's Common Stock by (i) each current director and nominee for director of the Company, (ii) each executive officer of the Company named in the Summary Compensation Table, (iii) all directors and executive officers of the Company as a group and (iv) each person known by the Company to own beneficially more than five per cent (5%) of the outstanding shares of Common Stock of the Company.

                                                                                   PERCENTAGE
                                                                     AMOUNT AND        OF
                                                                     NATURE OF     OUTSTANDING
                         NAME AND ADDRESS                            BENEFICIAL      SHARES
                       OF BENEFICIAL OWNER                           OWNERSHIP       OWNED
------------------------------------------------------------------ --------------  ----------
Jack Friedman.....................................................   1,410,488(1)     33.7
24955 Pacific Coast Highway #B202
Malibu, California 90265
Stephen Berman(2).................................................     216,998         5.2
24955 Pacific Coast Highway #B202
Malibu, California 90265
Michael G. Miller.................................................      16,275(3)        *
One Blue Hill Plaza
Pearl River, NY 10965
Murray L. Skala...................................................     238,696(4)      5.7
750 Lexington Avenue
New York, NY 10022
Robert E. Glick...................................................      23,275(5)        *
1400 Broadway
New York, NY 10018
Renaissance Capital Growth & Income Fund III, Inc. and Renaissance
  US Growth & Income Trust PLC....................................     750,000(6)     15.2
8080 N. Central Expressway
Suite 310/LB59
Dallas, Texas 75206
All Officers and Directors as a Group (six
  persons)(1)(2)(3)(4)(5)(7)......................................   1,734,485        40.8

---------------

  * Less than 1% of the Company's outstanding shares.

(1) Includes an aggregate of 189,872 shares held by Mr. Skala as trustee under trusts for the benefit of the children of Mr. Friedman, the Company's Chairman, Chief Executive Officer and President.

(2) Mr. Berman is the Company's Chief Operating Officer, Executive Vice President, Secretary and a director.

(3) Represents 16,275 shares which Mr. Miller, a director of the Company, has the right to acquire pursuant to outstanding stock options.

(4) Includes 27,124 shares owned by Mr. Skala, a director of the Company, 21,700 shares which Mr. Skala has the right to acquire pursuant to outstanding stock options and an aggregate of 189,872 shares held by Mr. Skala as trustee under trusts for the benefit of the children of Mr. Friedman.

(5) Includes 16,275 shares which Mr. Glick, a director of the Company, has the right to acquire pursuant to outstanding stock options.

(6) Consists of 750,000 shares in the aggregate which these two entities have the right to acquire upon the conversion of an aggregate of $6,000,000 convertible debentures owned by them (at an assumed conversion price of $8.00 per share). Each of these entities owns $3,000,000 of such convertible debentures. The Company believes that these two entities are under common control by a third-party.

(7) Includes 2,000 shares beneficially owned by Joel M. Bennett, the Company's Chief Financial Officer, and 16,625 shares which Mr. Bennett has the right to acquire pursuant to outstanding stock options.

     Messrs. Friedman and Berman may be deemed "founders" of the Company, as such term is defined under the federal securities laws.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has made two loans to Joel M. Bennett, the Company's Chief Financial Officer, in the amounts of $25,000 and $40,000, respectively. The $25,000 loan bears interest at the rate of 6.15% and is payable at the earlier of August 27, 1997 or the termination of Mr. Bennett's employment with the Company. The $40,000 loan bears interest at the rate of 6.02% and is payable at the earlier of September 20, 1997 or the termination of Mr. Bennett's employment.

     Mr. Skala, a director of the Company, is a partner in the law firm of Feder, Kaszovitz, Isaacson, Weber, Skala & Bass LLP, counsel to the Company. The Company paid legal fees to Feder, Kaszovitz, Isaacson, Weber, Skala & Bass, LLP in the amount of approximately $270,000 in 1996 and $75,000 in 1995.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS

  EXHIBIT
  NUMBER                                        DESCRIPTION
----------- -----------------------------------------------------------------------------------
 3.1   --   Restated Certificate of Incorporation of the Company(1)
 3.2.1  --  By-Laws of the Company(1)
 3.2.2  --  Amendment to By-Laws of the Company(2)
 4.1   --   JAKKS Pacific, Inc. 9.00% Convertible Debenture issued to Renaissance Capital
            Growth & Income Fund III, Inc. dated December 31, 1996(2)
 4.2   --   JAKKS Pacific, Inc. 9.00% Convertible Debenture issued to Renaissance US Growth &
            Income Trust PLC dated December 31, 1996(2)
10.1   --   Amended and Restated 1995 Stock Option Plan(2)
10.2   --   Employment Agreement by and between the Company and Jack Friedman dated January 1,
            1997(2)
10.3   --   Employment Agreement by and between the Company and Stephen G. Berman dated January
            1, 1997(2)
10.4   --   Asset Purchase Agreement dated October 19, 1995 (as of July 1, 1995) between the
            Company, JP (HK) Limited and Justin(1)
10.5   --   Convertible Loan Agreement by and between the Company and Renaissance Capital
            Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC dated
            December 31, 1996(2)
10.6   --   Purchase Agreement among JAKKS Pacific, Inc. and JAKKS Acquisition Corp. and Road
            Champs, Inc., Road Champs Ltd. and Die Cast Associates, Inc. and the shareholders of Road Champs, Inc. for the purchase of all of the shares of stock of Road Champs,
            Inc. and Road Champs Ltd. and the operating assets of Die Cast Associates, Inc.
            dated January 21, 1997(3)
10.7.1  --  Lease of the Company's offices at 24955 Pacific Coast Highway, Malibu,
            California(1)
10.7.2  --  Amendment to Lease of Company's offices at 24955 Pacific Coast Highway, Malibu,
            California(4)
10.8   --   Lease of the Company's warehouse space at 7 Patton Drive, West Caldwell, New Jersey and amendment thereto(3)
10.9   --   Lease of the Company's showroom at the Toy Center South, 200 Fifth Avenue, New
            York, New York(1)
10.10  --   Lease of the Company's showroom at the Toy Center North, 1107 Broadway, New York,
            New York(3)
10.11  --   Lease of the Company's office space at the Peninsula Center, 67 Mody Road,
            Tsimshatsui East, Kowloon, Hong Kong(4)
10.12.1 --  License Agreement with Titan Sports, Inc. dated October 24, 1995(1)
10.12.2 --  Amendments to License Agreement with Titan Sports, Inc. dated April 22, 1996 and
            January 21, 1997(4)
10.12.3 --  International License Agreement with Titan Sports, Inc. dated February 24, 1997(4)
10.13  --   License Agreement with Saban Merchandising, Inc. and Saban International N.V. dated
            May 21, 1996, with amendment dated October 31, 1996(4)
10.14  --   License Agreement with Wow Wee International dated June 1, 1996(4)
10.15  --   Agreement with Quantum Toy Concepts Pty, Ltd. dated July 1996(4)
21     --   Subsidiaries of the Company(2)
23.1   --   Consent of Pannell Kerr Forster, Certified Public Accountants, A Professional
            Corporation, Los Angeles, California(2)
23.2   --   Consent of Pannell Kerr Forster PC, New York, New York(2)
27     --   Financial Data Schedule(2)

---------------

(1) Filed previously as an exhibit to the Company's Registration Statement on Form SB-2 (File no. 333-2048-LA) dated May 1, 1996, and incorporated herein by reference in its entirety.

(2) Filed previously as an exhibit to the Company's Registration Statement on Form SB-2 (File no. 333-22583) filed on February 27, 1997, and incorporated herein by reference in its entirety.

(3) Filed previously as an exhibit to the Company's Current Report on Form 8-K, filed February 21, 1997 or as schedule 4.2(iii) thereto. (Such schedule was filed by paper pursuant to a continuing hardship exemption.)

(4) Filed herewith.

     (b) REPORTS ON FORM 8-K

     The Company filed no Current Reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1996.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 1997                    JAKKS PACIFIC, INC.

                                          By:        /s/ JACK FRIEDMAN
                                            ------------------------------------
                                                       Jack Friedman
                                                  Chairman, President and
                                                  Chief Executive Officer

     In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

                SIGNATURE                                 TITLE                     DATE
------------------------------------------   -------------------------------   ---------------

            /s/ JACK FRIEDMAN                Chairman, President and Chief      March 31, 1997
------------------------------------------     Executive Officer (Principal
              Jack Friedman                    Executive Officer)

           /s/ JOEL M. BENNETT               Chief Financial Officer            March 31, 1997
------------------------------------------     (Principal Financial and
             Joel M. Bennett                   Accounting Officer)

          /s/ STEPHEN G. BERMAN              Chief Operating Officer,           March 31, 1997
------------------------------------------     Executive Vice President,
            Stephen G. Berman                  Secretary and Director

           /s/ MURRAY L. SKALA               Director                           March 31, 1997
------------------------------------------
             Murray L. Skala

          /s/ MICHAEL G. MILLER              Director                           March 31, 1997
------------------------------------------
            Michael G. Miller

           /s/ ROBERT E. GLICK               Director                           March 31, 1997
------------------------------------------
             Robert E. Glick

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                        DESCRIPTION
----------- -----------------------------------------------------------------------------------
 3.1   --   Restated Certificate of Incorporation of the Company(1)
 3.2.1  --  By-Laws of the Company(1)
 3.2.2  --  Amendment to By-Laws of the Company(2)
 4.1   --   JAKKS Pacific, Inc. 9.00% Convertible Debenture issued to Renaissance Capital
            Growth & Income Fund III, Inc. dated December 31, 1996(2)
 4.2   --   JAKKS Pacific, Inc. 9.00% Convertible Debenture issued to Renaissance US Growth &
            Income Trust PLC dated December 31, 1996(2)
10.1   --   Amended and Restated 1995 Stock Option Plan(2)
10.2   --   Employment Agreement by and between the Company and Jack Friedman dated January 1,
            1997(2)
10.3   --   Employment Agreement by and between the Company and Stephen G. Berman dated January
            1, 1997(2)
10.4   --   Asset Purchase Agreement dated October 19, 1995 (as of July 1, 1995) between the
            Company, JP (HK) Limited and Justin(1)
10.5   --   Convertible Loan Agreement by and between the Company and Renaissance Capital
            Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC dated
            December 31, 1996(2)
10.6   --   Purchase Agreement among JAKKS Pacific, Inc. and JAKKS Acquisition Corp. and Road
            Champs, Inc., Road Champs Ltd. and Die Cast Associates, Inc. and the shareholders of Road Champs, Inc. for the purchase of all of the shares of stock of Road Champs,
            Inc. and Road Champs Ltd. and the operating assets of Die Cast Associates, Inc.
            dated January 21, 1997(3)
10.7.1  --  Lease of the Company's offices at 24955 Pacific Coast Highway, Malibu,
            California(1)
10.7.2  --  Amendment to Lease of Company's offices at 24955 Pacific Coast Highway, Malibu,
            California(4)
10.8   --   Lease of the Company's warehouse space at 7 Patton Drive, West Caldwell, New Jersey and amendment thereto(3)
10.9   --   Lease of the Company's showroom at the Toy Center South, 200 Fifth Avenue, New
            York, New York(1)
10.10  --   Lease of the Company's showroom at the Toy Center North, 1107 Broadway, New York,
            New York(3)
10.11  --   Lease of the Company's office space at the Peninsula Center, 67 Mody Road,
            Tsimshatsui East, Kowloon, Hong Kong(4)
10.12.1 --  License Agreement with Titan Sports, Inc. dated October 24, 1995(1)
10.12.2 --  Amendments to License Agreement with Titan Sports, Inc. dated April 22, 1996 and
            January 21, 1997(4)
10.12.3 --  International License Agreement with Titan Sports, Inc. dated February 24, 1997(4)
10.13  --   License Agreement with Saban Merchandising, Inc. and Saban International N.V. dated
            May 21, 1996, with amendment dated October 31, 1996(4)
10.14  --   License Agreement with Wow Wee International dated June 1, 1996(4)
10.15  --   Agreement with Quantum Toy Concepts Pty, Ltd. dated July 1996(4)
21     --   Subsidiaries of the Company(2)
23.1   --   Consent of Pannell Kerr Forster, Certified Public Accountants, A Professional
            Corporation, Los Angeles, California(2)
23.2   --   Consent of Pannell Kerr Forster PC, New York, New York(2)
27     --   Financial Data Schedule(2)

---------------
(1) Filed previously as an exhibit to the Company's Registration Statement on Form SB-2 (File no. 333-2048-LA) dated May 1, 1996, and incorporated herein by reference in its entirety.

(2) Filed previously as an exhibit to the Company's Registration Statement on Form SB-2 (File no. 333-22583) filed on February 27, 1997, and incorporated herein by reference in its entirety.

(3) Filed previously as an exhibit to the Company's Current Report on Form 8-K, filed February 21, 1997 or as schedule 4.2(iii) thereto. (Such schedule was filed by paper pursuant to a continuing hardship exemption.)

(4) Filed herewith.