Form 10QSB
period 1997-03-31
JAKKS PACIFIC INC
filed 1997-05-15
CIK 1009829

=============================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  -------------

                                   FORM 10-QSB
                                  -------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM  ________________ TO _________________


                            COMMISSION FILE NUMBER - 0-28104


                               JAKKS PACIFIC, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                             95-4527222
      (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

             24955 PACIFIC COAST HWY., B202
                MALIBU, CALIFORNIA                      90265
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 456-7799
                                ----------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes x   No
   ---    ---

                                ----------------


The number of shares outstanding of the Issuer's common stock is 4,782,969 (as of May 12, 1997).


===============================================================================

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          QUARTER ENDED MARCH 31, 1997

                              ITEMS IN FORM 10-QSB


                                                                       Page
                                                                       ----
Facing page

Part I         FINANCIAL INFORMATION

Item 1.        Financial Statements.

               Condensed Consolidated Balance Sheet -
               March 31, 1997 (Unaudited)                                3

               Condensed Consolidated Statements of Operations -
               Three months ended March 31, 1997
               and 1996 (Unaudited)                                      4

               Condensed Consolidated Statements of Cash Flows -
               Three months ended March 31, 1997 (Unaudited)             5

               Notes to Condensed Consolidated Financial
               Statements (Unaudited)                                    6

Item 2.        Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations.                               10

Part II        OTHER INFORMATION

Item 1.        Legal Proceedings and Claims.                            None

Item 2.        Changes in Securities.                                   13

Item 3.        Default Upon Senior Securities.                          None

Item 4.        Submission of Matters to
               a Vote of Security Holders.                              None

Item 5.        Other Information.                                       None

Item 6.        Exhibits and Reports on Form 8-K.                        14

Signatures.                                                             16

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                           March 31, 1997 (Unaudited)

                                     Assets

Current assets
     Cash                                                          $ 5,543,287
     Accounts receivable                                             3,417,759
     Inventory                                                       1,842,023
     Prepaid expenses and other                                      2,753,559
                                                                   -----------
                  Total current assets                              13,556,628
                                                                   -----------
Property and equipment, at cost                                      2,393,150
Less accumulated depreciation and amortization                         455,752
                                                                   -----------
                  Net property and equipment                         1,937,398
                                                                   -----------
Deferred offering costs, net                                           902,392
Goodwill, net                                                       11,540,924
Other                                                                  197,296
                                                                   -----------
Total assets                                                       $28,134,638
                                                                   ===========
                      Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable and accrued expenses                         $ 2,226,827
     Reserve for returns and allowances                                375,000
     Acquisition debt                                                5,705,119
     Income taxes payable                                              364,563
                                                                   -----------
                  Total current liabilities                          8,671,509
                                                                   -----------
Convertible Debentures                                               6,000,000
                                                                   -----------
                  Total liabilities                                 14,671,509
                                                                   -----------
Commitments

Stockholders' equity
     Preferred stock, $.001 par value; 5,000 shares
      authorized, no shares issued                                          --
     Common stock, $.001 par value; 25,000,000 shares authorized;
      4,182,969 shares issued and outstanding                            4,183
     Additional paid-in capital                                     11,821,247
     Retained earnings                                               1,819,557
                                                                   -----------
                                                                    13,644,987
     Less unearned compensation from stock option grants               181,858
                                                                   -----------
          Net stockholders' equity                                  13,463,129
                                                                   -----------
Total liabilities and stockholders' equity                         $28,134,638
                                                                   ===========





     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
         For the Three Months Ended March 31, 1997 and 1996 (Unaudited)


                                                   Three Months Ended March 31,
                                                       1997           1996
  Net sales                                         $5,235,196     $  834,740

  Cost of sales                                      3,323,955        443,905
                                                    ----------     ----------

  Gross profit                                       1,911,241        390,835

  Selling, general and administrative expenses       1,738,247        403,856
                                                    ----------     ----------

  Income (loss) from operations                        172,994        (13,021)

  Other (income) and expense:

  Interest expense                                     152,720         29,491

  Interest income                                     (103,516)          (383)
                                                    ----------     ----------

  Income (loss) before benefit from income taxes       123,790        (42,129)

  Benefit from income taxes                             79,627         61,941
                                                    ----------     ----------

  Net income                                        $  203,417     $   19,812
                                                    ==========     ==========
  Net income per share                              $     0.05     $     0.01
                                                    ==========     ==========
  Weighted average number of common and common
   equivalent shares outstanding                     4,330,513      2,193,579
                                                    ==========     ==========




     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
         For the Three Months Ended March 31, 1997 and 1996 (Unaudited)

                                                                     Three Months Ended March 31,
                                                                        1997                1996
Cash flows from operating activities:
       Net income                                                    $  203,417     $     19,812
                                                                     ----------     ------------
       Adjustments to reconcile net income to net cash used
        by operating activities:
           Depreciation and amortization                                294,279           61,739
           Change in accounts receivable                               (997,289)         406,914
           Change in inventory                                       (1,701,918)         (45,173)
           Net change in other operating assets and liabilities        (688,841)      (1,015,526)
                                                                     ----------      -----------
                    Total adjustments                                (3,093,769)        (592,046)
                                                                     ----------      -----------
                    Net cash used by operating activities            (2,890,352)        (572,034)
                                                                      ---------      -----------
  Cash flows from investing activities:
       Purchase of property and equipment                              (916,088)          (1,474)
       Excess of cost over toy business assets acquired (goodwill)   (7,555,604)             --
       Increase in other assets                                        (107,854)            (668)
                                                                     ----------      -----------
                    Net cash used by investing activities            (8,579,546)          (2,142)
                                                                     ----------      -----------
  Cash flows from financing activities:
       Payment of acquisition debt - Justin                           (191,555)         (202,485)
       Proceeds from issuance of convertible debentures               6,000,000        1,300,000
       Offering costs - convertible debentures                         (528,532)        (199,430)
       Offering costs - common stock                                   (327,107)             --
       Proceeds from notes payable to officers                              --            51,954
       Proceeds from acquisition debt - Road Champs                   5,705,119              --
                                                                     ----------       ----------
                    Net cash provided by financing activities        10,657,925          950,039
                                                                     ----------       ----------
  Net increase (decrease) in cash                                      (811,973)         375,663
  Cash, beginning of period                                           6,355,260           81,752
                                                                     ----------       ----------
  Cash, end of period                                                $5,543,287       $  457,415
                                                                     ==========       ==========
  Supplemental disclosure of cash flow information (Note 4):
  Cash paid during the period for:
       Income taxes                                                  $      --        $    9,100
                                                                     ==========       ==========
       Interest                                                      $  121,319       $      --
                                                                     ==========       ==========



     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1997

Note 1 - Basis of presentation

The accompanying 1997 and 1996 unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form SB-2, which contains financial information for the year ended December 31, 1996 and the nine month period from April 1, 1995 (inception) through December 31, 1995, as declared effective by the SEC (file number 333-22583) on May 1, 1997.

The information provided in this report reflects all adjustments (consisting solely of normal recurring accruals) that are, in the opinion of management, necessary to present fairly the results of operations for this period. The results for this period are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, JAKKS Acquisition Corp., a Delaware corporation, J-X Enterprises, Inc., a New York corporation, Road Champs, Inc., a Pennsylvania corporation, and JP (HK) Limited, JAXXS (HK) Limited and Road Champs Limited, all of which are Hong Kong corporations. In consolidation, all significant intercompany balances and transactions are eliminated.

Earnings per share has been computed using the weighted average number of common shares and common share equivalents (which consists of Warrants and Options, to the extent they are dilutive). The difference between primary and fully diluted earnings per share is immaterial.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               March 31, 1997


Note 2 -- Issuance of convertible debentures

     On January 8, 1997, the Company issued two $3,000,000 convertible debentures for a total of $6,000,000. Interest on the principal amounts outstanding will accrue at 9.0% per annum with the first monthly installment payable on February 1, 1997. If not sooner redeemed or converted into common stock, the debentures shall mature on December 31, 2003. Commencing on December 31, 1999, and the first day of each successive month thereafter prior to maturity, mandatory principal redemption installments must be made, each of such installments to be in the amount of $10 per $1,000 of the then remaining principal amount of the debenture. Such debentures are convertible at $5.75 per share into 1,043,478 shares of the Company's common stock, subject to reset and anti-dilution provisions. A stock pledge agreement has been entered into with the Company pledging as security all outstanding shares of the Company's wholly-owned subsidiaries. In addition, all marketing and manufacturing licenses acquired or to be acquired, and all machinery and equipment to the extent assignable by the Company have also been pledged as security. As compensation paid to an investment banker, 6% of the gross proceeds was paid in cash and warrants for the purchase of 150,000 shares of common stock, exercisable at $8.00 per share, were sold for $0.001 per share.


Note 3 - Acquisition

     On February 6, 1997, the Company acquired all of the stock of Road Champs, Inc. and all of the operating assets of an affiliated company for approximately $12,045,000. Consideration paid at closing was approximately $4,619,000 in cash plus the issuance of $1,500,000 (198,020 shares) of the Company's common stock. The balance of the adjusted purchase price of approximately $2,937,000 is to be paid in three equal

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               March 31, 1997

installments, with the third installment payable one year after the closing of the transactions all of which will carry interest at a rate of 7.0% per annum. In addition, the payment for inventory of approximately $1,988,000, without interest, is payable within 30 days of shipment to customers and the balance is payable no later than August 6, 1997, and a payment of $1,001,000 is due the earlier of ninety days after the closing of the transaction or seven days after the close of an additional public offering of the Company's common stock, which occurred on May 6, 1997. Outstanding balances are secured by all acquired shares and assets, however, they are subordinate to the security interest for the convertible debentures noted above.

Note 4 -- Supplemental information to statements of cash flows

     198,020 shares of common stock were issued as partial consideration for toy business assets acquired totalling $1,500,000 in 1997. The excess of cost over toy business assets acquired (goodwill) is reflected in the consolidated statement of cash flows net of the stock issued.

Note 5 -- Recent accounting pronouncements

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" which is required to be implemented for fiscal years ending after December 15, 1997 and earlier application is not permitted. SFAS No. 128 replaces current "primary earnings per share" ("primary EPS") and "fully diluted earnings per share" ("fully diluted EPS") with "basic earnings per share" ("basic EPS") and "diluted earnings per share" ("diluted EPS"). Unlike the calculation of primary EPS which includes, in the denominator, the sum of (1) actual weighted shares outstanding and (2) "common stock equivalents" as that term is defined in the authoritative accounting literature, basic EPS is calculated using only the actual weighted average shares outstanding during the relevant periods. Diluted EPS is very similar to fully diluted EPS, differing only in technical ways which do not currently affect the Company.

     The FASB issued a new standard, SFAS No. 123 "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock option and similar equity instruments under APB Opinion No. 25, " Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. Management accounts for options under APB Opinion No. 25. If the alternative accounting-related provisions of SFAS No. 123 had been adopted as of the beginning of 1995, the effect on 1997 and 1996 net income and earnings per share would have been immaterial.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                                 March 31, 1997

     In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of". SFAS No. 121 addresses the accounting for the impairment of long-lived assets, certain identifiable intangible assets and goodwill related to those assets to be held and used. It also addresses the accounting for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 establishes guidance for recognizing and measuring impairment losses and requires that the carrying amount of impaired assets be reduced to fair value. SFAS No. 121 was effective for fiscal years beginning after December 15, 1995. The impact of the adoption of SFAS No. 121 did not have a material adverse effect on the Company's financial condition or results of operations.


Note 6 - Subsequent event


     On May 6, 1997, the Company issued 600,000 shares of its Common Stock at a price of $5.75 per share in connection with its public offering.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


The following discussion and analysis should be read together with the Company's Condensed Consolidated Financial Statements and Notes thereto which appear elsewhere herein.

Overview

The Company commenced operations July 1, 1995 through the acquisition of substantially all of the assets comprising the toy business of Justin Products Limited ("Justin"), a Hong Kong Corporation, and the Company has included the results of the operations acquired from Justin in its consolidated financial statements from the effective date of the acquisition, July 1, 1995.

In 1996, the Company expanded its product lines to include products based on licensed characters and properties such as World Wrestling Federation action figures and Power Rangers ZEO and Turbo mini vehicles.

Effective February 1, 1997, the Company acquired Road Champs, Inc., a developer, manufacturer and marketer of die cast toy and collectible vehicles.

Results of Operations

Three Months Ended March 31, 1997 and 1996

Net income for the three months ended March 31, 1997 totaled $203,417, or $.05 per share, compared to net income of $19,812, or $.01 per share, for the comparable period in 1996. This variance is attributable to the following:

Net Sales. Net sales were $5,235,196 in 1997 and $834,740 in 1996, an increase of $4,400,456 or 527.2%. This increase in net sales was primarily the result of continued sales of the World Wrestling Federation action figures and the Power Rangers Turbo products which were not sold in the first quarter of 1996, and the sales of the recently acquired Road Champs product line from February 1, 1997, which amounted to $1,544,123.

Gross Profit. Gross profit decreased as a percentage of net sales to 36.5% in 1997 from 46.8% in 1996. This decrease as a percentage of net sales was due to a higher proportion of sales generated in the first quarter of 1996 by third-party developed and manufactured products with nominal development and tooling costs incurred by the Company.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,738,247 in 1997 and $403,856 in 1996, constituting 33.2% and 48.4% of net sales, respectively. The decrease as a percentage of net sales was due primarily to the significant increase in net sales. The overall dollar increase of $1,334,391 was due to the increase in variable selling expenses, including freight, sales commission and travel expenses, which is attributable to the significant increase in net sales, as well as to staffing and infrastructure additions for the Company in addition to such expenses related to the operations of Road Champs which was acquired as of February 1, 1997.

Interest, Net. The Company had various interest-bearing instruments outstanding during 1997 and 1996. Such instruments included those issued pursuant to private offerings. In 1997, the total principal and average outstanding balance of such instruments was significantly higher than in 1996 resulting in an increase in interest expense, which was partially offset because of interest income received on the Company's average cash balance. The average cash balance in 1997 was significantly higher than in 1996 due to the receipt of net proceeds from the convertible debentures issued in January 1997 resulting in a significant increase in interest income.

Income Taxes. In 1997 and 1996, the Company experienced a tax benefit related to its U.S. operations while the earnings arising in, or derived from, Hong Kong benefited from a favorable effective tax rate of 16.5% compared to approximately 45% combined U.S. effective tax rate. The tax benefit is fully expected to turn around commencing in the second quarter of 1997.

Liquidity and Capital Resources

As of March 31, 1997 the Company had working capital of $4,885,119 as compared to $7,824,155 at December 31, 1996. The change was due to the issuance of the convertible debentures pursuant to a private offering and the purchase of Road Champs, the consideration of which consisted of cash, common stock and debt. During the three months ended March 31, 1997, operating activities of the Company used cash of $2,890,352, which resulted from an increase of $997,289 in accounts receivable due to higher sales at the end of the first quarter of 1997 as compared to the end of fourth quarter of 1996 as well as from the increase in inventory of $1,701,918 acquired primarily in connection with the Road Champs acquisition, offset by net income and non-cash charges to income of $203,417 and $294,279, respectively.

Financing activities for the three month period ended March 31, 1997 provided cash of $10,657,925, due primarily to the issuance of convertible debentures in the principal amount of $6,000,000 and the issuance of debt in the amount of $5,705,119 as part of the purchase price for the Company's acquisition of Road Champs. Offsetting the proceeds of these issuances were offering costs related to the debentures as well as a public offering of the Company's common stock and the payment of acquisition debt related to the Justin acquisition.

The Company's investing activities for the three month period ended March 31, 1997 were primarily related to the purchase of molds and tooling ($916,088) and goodwill ($7,555,604 net of $1,500,000 in common stock issued) in connection with the acquisition of Road Champs. The Company, in keeping with its strategy to develop and market new products using entertainment properties and characters, is continually pursuing licenses for such usage and expects to continue to invest in this area.

Management believes that the existing cash resources and working capital and cash expected to be provided from operations will be sufficient to meet the cash needs of the Company for the foreseeable future. Although operating activities are expected to provide cash, to the extent the Company grows significantly in the future, its operating and investing activities may use cash and, consequently, such growth may require the Company to obtain additional sources of financing. The foregoing forward-looking statements and information relating to the Company are based on the beliefs of Management, as well as assumptions made by and information currently available to the Company. When used in this paragraph, or elsewhere in this document, the words "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

                          PART II.  OTHER INFORMATION


ITEM 2.                    CHANGES IN SECURITIES

         (c)  Recent Sales of Unregistered Securities

                  On February 6, 1997, the Company acquired all of the outstanding shares of Road Champs, Inc., a Pennsylvania corporation ("RC Inc."). In partial consideration therefore, the Company issued to the shareholders of RC Inc. 198,020 shares of the Company's Common Stock, with a market value at the time of issuance of $1,500,000.

         In connection with certain financing provided to the Company, effective January 8, 1997, the Company issued $6,000,000 in the aggregate, of 9% seven-year convertible debentures to Renaissance Capital Growth Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC (together "Renaissance"). The debentures are convertible into 1,043,478 shares of the Company's Common Stock based on a conversion price of $5.75 per share. When any shares of Common Stock are issued by the Company for consideration per share less than the then existing conversion price of such convertible debentures, then in each such case the conversion price will be reduced to a new conversion price equal to the consideration per share received by the Company for such additional shares of Common Stock; provided however, that prior to such issuance, the Company may request the holders to waive the right to an adjustment of the conversion price and in the event such waiver is not granted by the holders, the Company will have the right, prior to the issuance of such additional shares, to redeem the convertible debenture at 120% of face value. The number of shares of Common Stock into which the debentures are convertible are also subject to adjustment for certain changes in capital structure and other events. The indebtedness must be repaid in part each month beginning December 1999, in the amount of 1% of the then unpaid balance and in full at December 31, 2003. The Company has the right to prepay all or part of such indebtedness in certain events at 120% of their original $6,000,000 face value.

         For its assistance with the Renaissance financing, the Company issued to Joseph Charles & Associates, Inc. a warrant to purchase an aggregate of 150,000 shares of Common Stock at an exercise price of $8.00 per share. Such warrant expires on January 8, 2002. Holders of such warrants possess certain demand and incidental registration rights that may require the Company to register for public resale the shares of Common Stock issuable thereunder.

         Exemption from registration under the Securities Act is claimed for the sale of all of the securities set forth above in reliance upon the exemption afforded by Section 4(2) of the Securities Act for transactions not involving a public offering. Each certificate evidencing such shares of Common Stock, warrants and convertible debentures originally bore, and some continue to bear, an appropriate restrictive legend, and "stop transfer" orders were originally maintained (or are still maintained) on the Company's stock transfer records for such shares of Common Stock.


ITEM 6.                    EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibit No.

        3.1             Restated Certificate of Incorporation of the Company(1)

        3.2.1           By-Laws of the Company(1)

        3.2.2           Amendment to By-Laws of the Company(2)

        4.1 JAKKS Pacific, Inc. 9.00% Convertible Debenture issued to Renaissance Capital Growth & Income Fund III, Inc., dated December 31, 1996(2)

        4.2 JAKKS Pacific, Inc. 9.00% Convertible Debenture issued to Renaissance US Growth & Income Trust PLC, dated December 31, 1996(2)

       10.1 Employment Agreement by and between the Company and Jack Friedman dated January 1, 1997(2)

       10.2 Employment Agreement by and between the Company and Stephen G. Berman dated January 1, 1997(2)

       10.3 Convertible Loan Agreement by and between the Company and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC dated December 31, 1996(2)

       10.4 Purchase Agreement among JAKKS Pacific, Inc. and JAKKS Acquisition Corp. and Road Champs, Inc., Road Champs Ltd. and Die Cast Associates, Inc. and the shareholders of Road Champs, Inc., for the purchase of all of the shares of stock of Road Champs, Inc. and Road Champs Ltd. and the operating assets of Die Cast Associates, Inc. dated January 21, 1997(3)

       10.5.1           Amendments to License Agreement with Titan Sports, Inc.
                        dated April 22, 1996 and January 21, 1997(2)

       10.5.2           International License Agreement with Titan Sports, Inc.
                        dated February 24, 1997(2)

      *27               Financial Data Schedule
_________________________

*       Filed herewith.

(1) Filed previously as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-2048-LA), dated May 1, 1996, and incorporated herein by reference.

(2) Filed previously as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-22583) which became effective on April 24, 1997, and incorporated herein by reference.

(3) Filed previously as an exhibit to the Company's Current Report on Form 8-K, filed February 21, 1997.

(b)      Report on Form 8-K

         On February 21, 1997, the Company filed a Current Report on Form 8-K with respect to the February 6, 1997 purchase of all of the shares of RC Inc., which owned all of the shares of Road Champs, Ltd. ("RC Ltd."), a Hong Kong corporation, and the operating assets of Die Cast Associates, Inc. ("Die Cast"), a related Florida corporation (collectively referred to herein as "Road Champs"), pursuant to the terms of a purchase agreement between the Company, its wholly owned subsidiary, JAKKS Acquisition Corp., a Delaware corporation, RC Inc., RC Ltd., Die Cast, and the stockholders of RC Inc. (the "Agreement"). As permitted by Item 7 of Form 8-K, such Form 8-K was filed without the financial statements and pro forma financial information required by Items 310(c) and (d) of Regulation S-B, as it was impractical to include such financial information at the time of filing. On April 18, 1997, the Company filed a Current Report on Form 8-K/A, providing such required financial information through incorporation by reference.

         (a)      Financial Statements of the Business Acquired.

         The combined balance sheets of Road Champs, Inc., its subsidiary and Die Cast Associates, Inc. as of December 31, 1996 and 1995, and the related combined statements of operations, stockholders' equity and cash flows for the years then ended, were filed as part of the Company's Registration Statement on Form SB-2 (File No. 333-22583), filed with the Securities and Exchange Commission on February 28, 1997.

         (b)      Pro Forma Financial Information

         The Company's Pro Forma Consolidated Balance Sheet and Statement of Operations, adjusted for the acquisition of Road Champs, Inc. as of and for the year ended December 31, 1996, were filed as part of the Company's Registration Statement on Form SB-2 (File No. 333-22583), filed with the Securities and Exchange Commission on February 28, 1997.

         No other Current Reports on Form 8-K were filed during the first quarter of 1997.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                            Registrant:

                                            JAKKS PACIFIC, INC.



Date: May 15, 1997                          By:   /s/ Jack Friedman
                                               ---------------------------------
                                               President
                                               (Principal Executive Officer)



Date: May 15, 1997                          By:  /s/ Joel M. Bennett
                                               ---------------------------------
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)