Form 10QSB
period 1997-06-30
JAKKS PACIFIC INC
filed 1997-08-11
CIK 1009829

=============================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  -------------

                                   FORM 10-QSB
                                  -------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1997

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

                                ----------------


The number of shares outstanding of the Issuer's common stock is 4,872,969 (as of August 11, 1997).


===============================================================================

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          QUARTER ENDED JUNE 30, 1997

                              ITEMS IN FORM 10-QSB


                                                                       Page
                                                                       ----
Facing page

Part I         FINANCIAL INFORMATION

Item 1.        Financial Statements.

               Condensed Consolidated Balance Sheet -
               June 30, 1997 (Unaudited)                                 3

               Condensed Consolidated Statements of Operations -
               Three and six months ended June 30, 1997
               and 1996 (Unaudited)                                      4

               Condensed Consolidated Statements of Cash Flows -
               Six months ended June 30, 1997 and 1996 (Unaudited)       5

               Notes to Condensed Consolidated Financial
               Statements (Unaudited)                                    6

Item 2.        Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations.                               10

Part II        OTHER INFORMATION

Item 1.        Legal Proceedings and Claims.                            None

Item 2.        Changes in Securities.                                   None

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

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                           June 30, 1997 (Unaudited)

                                     Assets

Current assets
     Cash                                                          $ 5,816,647
     Accounts receivable                                             4,809,595
     Inventory                                                       1,981,031
     Prepaid expenses and other                                      2,937,623
                                                                   -----------
                  Total current assets                              15,544,896
                                                                   -----------
Property and equipment, at cost                                      2,849,427
Less accumulated depreciation and amortization                         688,089
                                                                   -----------
                  Net property and equipment                         2,161,338
                                                                   -----------
Goodwill, net                                                       10,838,613
Trademarks, net                                                        973,029
Other                                                                  652,809
                                                                   -----------
Total assets                                                       $30,170,685
                                                                   ===========
                      Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable and accrued expenses                         $ 3,310,258
     Reserve for returns and allowances                                369,815
     Acquisition debt                                                3,292,637
     Income taxes payable                                              340,605
                                                                   -----------
                  Total current liabilities                          7,313,315
                                                                   -----------
Convertible Debentures                                               6,000,000
                                                                   -----------
                  Total liabilities                                 13,313,315
                                                                   -----------
Commitments

Stockholders' equity
     Preferred stock, $.001 par value; 5,000 shares
      authorized, no shares issued                                          --
     Common stock, $.001 par value; 25,000,000 shares authorized;
      4,872,969 shares issued and outstanding                            4,873
     Additional paid-in capital                                     14,744,873
     Retained earnings                                               2,276,175
                                                                   -----------
                                                                    17,025,921
     Less unearned compensation from stock option grants               168,551
                                                                   -----------
          Net stockholders' equity                                  16,857,370
                                                                   -----------
Total liabilities and stockholders' equity                         $30,170,685
                                                                   ===========





     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
     For the Three and Six Months Ended June 30, 1997 and 1996 (Unaudited)


                                                   Three Months Ended June 30,              Six Months Ended June 30,
                                                       1997           1996                     1997           1996
  Net sales                                         $8,058,556     $2,381,760              $13,293,752     $3,216,500

  Cost of sales                                      4,855,911      1,573,983                8,179,866      2,017,888
                                                    ----------     ----------              -----------     ----------

  Gross profit                                       3,202,645        807,777                5,113,886      1,198,612

  Selling, general and administrative expenses       2,481,839        634,713                4,220,086      1,038,569
                                                    ----------     ----------              -----------     ----------

  Income from operations                               720,806        173,064                  893,800        160,043

  Other (income) and expense:

  Interest expense                                     181,402         24,433                  334,122         53,924

  Interest income                                      (64,777)       (46,756)                (168,293)       (47,139)
                                                    ----------     ----------              -----------     ----------

  Income before benefit from income taxes              604,181        195,387                  727,971        153,258

  (Provision for) Benefit from income taxes           (147,563)         6,149                  (67,936)        68,090
                                                    ----------     ----------              -----------     ----------

  Net income                                        $  456,618     $  201,536              $   660,035     $  221,348
                                                    ==========     ==========              ===========     ==========
  Net income per share                              $     0.10     $     0.06              $      0.15     $     0.08
                                                    ==========     ==========              ===========     ==========
  Weighted average number of common and common
   equivalent shares outstanding                     4,752,000      3,376,000                4,539,000      2,791,000
                                                    ==========     ==========              ===========     ==========




     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
           For the Six Months Ended June 30, 1997 and 1996 (Unaudited)

                                                                      Six Months Ended June 30,
                                                                        1997           1996
Cash flows from operating activities:
       Net income                                                   $   660,035     $    221,348
                                                                     ----------     ------------
       Adjustments to reconcile net income to net cash used
        by operating activities:
           Depreciation and amortization                                691,683          126,547
           Change in accounts receivable                             (2,389,125)      (1,384,135)
           Change in inventory                                       (1,840,926)          71,892
           Net change in other operating assets and liabilities         188,914         (588,236)
                                                                     ----------      -----------
                    Total adjustments                                (3,349,454)      (1,773,932)
                                                                     ----------      -----------
                    Net cash used by operating activities            (2,689,419)      (1,552,584)
                                                                      ---------      -----------
  Cash flows from investing activities:
       Purchase of property and equipment                            (1,372,365)        (137,122)
       Purchase of trademark                                         (1,000,000)            --
       Excess of cost over toy business assets acquired (goodwill)   (6,962,974)            --
       Increase in other assets                                         (35,721)         (22,681)
                                                                     ----------      -----------
                    Net cash used by investing activities            (9,371,060)        (159,803)
                                                                     ----------      -----------
  Cash flows from financing activities:
       Payment of acquisition debt - Justin                            (191,555)        (209,209)
       Proceeds from issuance of convertible debentures               6,000,000        1,300,000
       Offering costs - convertible debentures                         (528,532)        (195,306)
       Proceeds from sale of common stock                             2,949,316        7,750,804
       Payment of notes payable to officers                                --           (304,846)
       Proceeds from acquisition debt - Road Champs                   6,098,939             --
       Payment of acquisition debt - Road Champs                     (2,806,302)
                                                                     ----------       ----------
                    Net cash provided by financing activities        11,521,866        8,341,443
                                                                     ----------       ----------
  Net increase (decrease) in cash                                      (538,613)       6,629,056
  Cash, beginning of period                                           6,355,260           81,752
                                                                     ----------       ----------
  Cash, end of period                                               $ 5,816,647      $ 6,710,808
                                                                     ==========       ==========
  Supplemental disclosure of cash flow information (Note 4):
  Cash paid during the period for:
       Income taxes                                                 $      --        $     9,100
                                                                     ==========       ==========
       Interest                                                      $  279,178      $    46,636
                                                                     ==========       ==========



     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 June 30, 1997

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

                                 June 30, 1997


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

Note 3 - Acquisition

     On February 6, 1997, the Company acquired all of the stock of Road Champs, Inc. and all of the operating assets of an affiliated company for approximately $12,496,000, as adjusted. Consideration paid at closing was approximately $4,609,000 in cash plus the issuance of $1,500,000 (198,020 shares) of the Company's common stock. The balance of the adjusted purchase price of approximately $3,189,000 is to be paid in three equal installments, with the third installment payable one year after the closing of the transactions all of which will carry interest at a rate of 7.0% per annum. In addition, the payment for inventory of approximately $2,189,000, without interest, is payable within 30 days of shipment to customers and the balance was paid on August 6, 1997, and a payment of $1,009,000 which was made on May 8, 1997. Outstanding balances are secured by all acquired shares and assets, however, they are subordinate to the security interest for the convertible debentures noted above.

Note 4 -- Supplemental information to statements of cash flows

     198,020 shares of common stock were issued as partial consideration for toy business assets acquired totalling $1,500,000 in 1997. The excess of cost over toy business assets acquired (goodwill) is reflected in the consolidated statement of cash flows net of the stock issued.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                                 June 30, 1997


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

Note 6 - Common stock

     On May 6, 1997 and June 18, 1997, the Company issued 600,000 shares and 90,000 shares, respectively, of its Common Stock at a price of $5.75 per share in connection with its public offering.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


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

Results of Operations

Three Months Ended June 30, 1997 and 1996

Net income for the three months ended June 30, 1997 totaled $456,618, or $0.10 per share, compared to net income of $201,536, or $0.06 per share, for the comparable period in 1996. This variance is attributable to the following:

Net Sales. Net sales were $8,058,556 in 1997 and $2,381,760 in 1996, an increase of $5,676,796 or 238.3%. This increase in net sales was primarily the result of continued sales of the World Wrestling Federation action figures and the sales of the recently acquired Road Champs product line from February 1, 1997. Other products contributing to the results were the Company's holiday doll line, Power Rangers Turbo vehicles and the Reactor line of radio controlled vehicles which was launched this quarter.

Gross Profit. Gross profit increased as a percentage of net sales to 39.7% in 1997 from 33.9% in 1996. This increase as a percentage of net sales was due to increasing sales of products featuring licensed characters and properties with higher after-royalty margins, as well as due to the semi-fixed nature of amortization of molds and tools which decrease as a percentage of net sales as net sales increase.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2,481,839 in 1997 and $634,713 in 1996, constituting 30.8% and 26.6% of net sales, respectively. The overall dollar increase of $1,847,126 and increase as a percentage of net sales were due to the increase in variable selling expenses, including freight, sales commission and travel expenses, which is attributable to the significant increase in net sales, as well as to staffing and infrastructure additions for the Company and expenses related to the operations of Road Champs.

Interest, Net. The Company had various interest-bearing instruments outstanding during 1997 and 1996. Such instruments included those issued pursuant to private offerings and the Road Champs acquisition in 1997. In 1997, the total principal and average outstanding balance of such instruments were significantly higher than in 1996 resulting in an increase in interest expense of $156,969, or 642%, which was partially offset by increased interest income of $18,021, or 39%, received on the Company's average cash balance. The average cash balance in 1997 was significantly higher than in 1996 due to the receipt of net proceeds from certain convertible debentures issued in January 1997 in connection with financing provided to the Company, resulting in a significant increase in interest income.

Income Taxes. In 1996, the Company experienced a tax benefit related to its U.S. operations while the earnings arising in, or derived from, Hong Kong benefited from a favorable effective tax rate of 16.5% compared to approximately 45% combined U.S. effective tax rate. In 1997, the Company recorded a provision for taxes based on its estimated effective tax rate which resulted in an increase in income taxes from 1996 in the amount of $153,712.

Six Months Ended June 30, 1997 and 1996

Net income for the six months ended June 30, 1997 totaled $660,035 or $0.15 per share compared to net income of $221,348 or $0.08 per share, for the comparable period in 1996. This variance is attributable to the following:

Net Sale. Net sales were $13,293,752 in 1997 and $3,216,500 in 1996, an increase of $10,077,252 or 313%. This increase in net sales was primarily the result of continued sales of the World Wrestling Federation action figures, fashion dolls, Power Rangers Turbo vehicles, the recently acquired Road Champs product line of die cast toys and vehicles and the launch of the Reactor radio controlled vehicle.

Gross Profit. Gross profit increased as a percentage of net sales to 38.5% in 1997 from 37.3% in 1996. The increase as a percentage of net sales was due to a change in the product mix which consisted more of higher margin lines such as dolls, action figures and vehicles in 1997. Another contributing factor is that amortization of molds and tools is semi-fixed and, accordingly, decreases as a percentage of net sales as net sales increase.

Selling, General and Administrative Expense. Selling, general and administrative expense were $4,220,086 in 1997 and $1,038,569 in 1996 constituting 31.7% and 32.3% of net sales, respectively. The decrease as a percentage of net sales was primarily due to the significant increase in net sales. The overall dollar increase of $3,181,517 was due to the increase in variable selling expenses including freight, sales commissions and travel expenses, which is attributable to the significant increase in net sales, as well as to staffing and infrastructure additions for the Company and expenses related to the operations of Road Champs.

Interest, Net. The company had various interest-bearing instruments outstanding during 1997 and 1996. Such instruments included those issued pursuant to private offerings and the Road Champs acquisition in 1997. In 1997, the total principal and average outstanding balance of such instruments were significantly higher than in 1996 resulting in an increase in interest expense of $280,198, or 520%, which was partially offset by increased interest income of $121,154, or 257% received on the Company's cash balances.

Income Taxes. In 1996, the Company experienced a tax benefit related to its U.S. operations while the earnings arising in, or derived from, Hong Kong benefitted from a favorable effective tax rate of 16.5% compared to approximately 45% combined U.S. effective tax rate. In 1997, the Company recorded a provision for taxes based on its estimated effective tax rate which resulted in an increase in income taxes from 1996 in the amount of $136,026.

Liquidity and Capital Resources

As of June 30, 1997 the Company had working capital of $8,231,581 as compared to $7,824,155 at December 31, 1996. The change was due to proceeds received from the issuance of the convertible debentures pursuant to a private offering and the secondary offering of the Company's common stock and offset by the purchase of Road Champs, the consideration of which consisted of cash, common stock and debt. During the six months ended June 30, 1997, operating activities of the Company used cash of $2,689,419, which resulted from an increase of $2,389,125 in accounts receivable due to higher sales at the end of the second quarter of 1997 as compared to the end of fourth quarter of 1996 as well as from the increase in inventory of $1,840,926 acquired primarily in connection with the Road Champs acquisition, offset by net income and non-cash charges to income of $660,035 and $691,683, respectively.

Financing activities for the six month period ended June 30, 1997 provided cash of $11,521,866, due primarily to the issuance of convertible debentures in the principal amount of $6,000,000, the issuance of debt in the amount of $6,098,939 as part of the purchase price for the Company's acquisition of Road Champs and proceeds from the sale of common stock of $2,949,316. Offsetting the proceeds of these issuances were offering costs related to the debentures as well as a public offering of the Company's common stock and the payment of acquisition debt related to the Justin and Road Champs acquisitions.

The Company's investing activities for the six month period ended June 30, 1997 were primarily related to the purchase of molds and tooling ($1,372,365) and goodwill ($6,962,974 net of $1,500,000 in common stock issued), and trademarks ($1,000,000) in connection with the acquisition of Road Champs. The Company, in keeping with its strategy to develop and market new products using entertainment properties and characters, is continually pursuing licenses for such usage and expects to continue to invest in this area.

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

(b)      Report on Form 8-K

         No Current Reports on Form 8-K were filed during the second quarter of 1997.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                            Registrant:

                                            JAKKS PACIFIC, INC.



Date: August 11, 1997                       By:   /s/ Jack Friedman
                                               ---------------------------------
                                               President
                                               (Principal Executive Officer)



Date: August 11, 1997                       By:  /s/ Joel M. Bennett
                                               ---------------------------------
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)