Form 10QSB
period 1997-09-30
JAKKS PACIFIC INC
filed 1997-11-12
CIK 1009829

=============================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  -------------

                                   FORM 10-QSB
                                  -------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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

             22761 PACIFIC COAST HWY., 226
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

                                ----------------


The number of shares outstanding of the Issuer's common stock is 4,942,094 (as of November 12, 1997).


===============================================================================

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                        QUARTER ENDED SEPTEMBER 30, 1997

                              ITEMS IN FORM 10-QSB


                                                                       Page
                                                                       ----
Facing page

Part I         FINANCIAL INFORMATION

Item 1.        Financial Statements.

               Condensed Consolidated Balance Sheet -
               September 30, 1997 (Unaudited)                            3

               Condensed Consolidated Statements of Operations -
               Three and nine months ended September 30, 1997
               and 1996 (Unaudited)                                      4

               Condensed Consolidated Statements of Cash Flows -
               Nine months ended September 30, 1997
               and 1996 (Unaudited)                                      5

               Notes to Condensed Consolidated Financial
               Statements (Unaudited)                                    6

Item 2.        Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations.                                9

Part II        OTHER INFORMATION                                        12

Item 1.        Legal Proceedings and Claims.                            None

Item 2.        Changes in Securities and Use of Proceeds.               12

Item 3.        Default Upon Senior Securities.                          None

Item 4.        Submission of Matters to
               a Vote of Security Holders.                              12

Item 5.        Other Information.                                       None

Item 6.        Exhibits and Reports on Form 8-K.                        13

Signatures.                                                             15

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                         September 30, 1997 (Unaudited)

                                     Assets

Current assets
     Cash                                                          $ 6,639,102
     Accounts receivable                                             8,383,082
     Inventory                                                       2,278,478
     Prepaid expenses and other                                      2,422,413
                                                                   -----------
                  Total current assets                              19,723,075
                                                                   -----------
Property and equipment, at cost                                      3,034,878
Less accumulated depreciation and amortization                         903,769
                                                                   -----------
                  Net property and equipment                         2,131,109
                                                                   -----------
Goodwill, net                                                       10,844,401
Trademarks, net                                                        941,779
Other                                                                  686,439
                                                                   -----------
Total assets                                                       $34,326,803
                                                                   ===========
                      Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable and accrued expenses                         $ 5,194,498
     Reserve for returns and allowances                              1,891,391
     Acquisition debt                                                2,092,752
     Income taxes payable                                              793,054
                                                                   -----------
                  Total current liabilities                          9,971,695
                                                                   -----------
Convertible Debentures                                               6,000,000
                                                                   -----------
                  Total liabilities                                 15,971,695
                                                                   -----------
Commitments

Stockholders' equity
     Preferred stock, $.001 par value; 5,000 shares
      authorized, no shares issued                                          --
     Common stock, $.001 par value; 25,000,000 shares authorized;
      4,889,594 shares issued and outstanding                            4,890
     Additional paid-in capital                                     14,773,828
     Retained earnings                                               3,731,634
                                                                   -----------
                                                                    18,510,352
     Less unearned compensation from stock option grants               155,244
                                                                   -----------
          Net stockholders' equity                                  18,355,108
                                                                   -----------
Total liabilities and stockholders' equity                         $34,326,803
                                                                   ===========





     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
  For the Three and Nine Months Ended September 30, 1997 and 1996 (Unaudited)


                                                Three Months Ended September 30,         Nine Months Ended September 30,
                                                       1997           1996                     1997           1996
  Net sales                                        $15,919,154     $4,458,458              $29,212,906     $7,674,958

  Cost of sales                                      9,299,135      2,997,169               17,479,001      5,015,057
                                                    ----------     ----------              -----------     ----------

  Gross profit                                       6,620,019      1,461,289               11,733,905      2,659,901

  Selling, general and administrative expenses       4,599,163        801,689                8,819,249      1,840,258
                                                    ----------     ----------              -----------     ----------

  Income from operations                             2,020,856        659,600                2,914,656        819,643

  Other (income) and expense:

  Interest expense                                     173,064          4,606                  507,186         58,530

  Interest income                                      (60,116)       (74,782)                (228,409)      (121,921)
                                                    ----------     ----------              -----------     ----------

  Income before income taxes                         1,907,908        729,776                2,635,879        883,034

  Provision for income taxes                           452,449        101,333                  520,385         33,243
                                                    ----------     ----------              -----------     ----------

  Net income                                        $1,455,459     $  628,443              $ 2,115,494     $  849,791
                                                    ==========     ==========              ===========     ==========
  Net income per share                              $     0.29     $     0.15              $      0.45     $     0.26
                                                    ==========     ==========              ===========     ==========
  Weighted average number of common and common
   equivalent shares outstanding                     5,092,000      4,218,000                4,693,000      3,272,000
                                                    ==========     ==========              ===========     ==========




     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
       For the Nine Months Ended September 30, 1997 and 1996 (Unaudited)

                                                                  Nine Months Ended September 30,
                                                                        1997           1996
Cash flows from operating activities:
       Net income                                                   $ 2,115,494     $    849,791
                                                                     ----------     ------------
       Adjustments to reconcile net income to net cash used
        by operating activities:
           Depreciation and amortization                              1,042,979          213,117
           Change in accounts receivable                             (5,962,612)      (1,636,559)
           Change in inventory                                       (2,138,373)          10,865
           Net change in other operating assets and liabilities       4,562,389         (455,155)
                                                                     ----------      -----------
                    Total adjustments                                (2,495,617)      (1,867,732)
                                                                     ----------      -----------
                    Net cash used by operating activities              (380,123)      (1,017,941)
                                                                      ---------      -----------
  Cash flows from investing activities:
       Purchase of property and equipment                            (1,579,957)        (680,030)
       Purchase of trademark                                         (1,000,000)            --
       Excess of cost over toy business assets acquired (goodwill)   (7,063,704)            --
       Increase in other assets                                         (39,687)         (22,681)
                                                                     ----------      -----------
                    Net cash used by investing activities            (9,683,348)        (702,711)
                                                                     ----------      -----------
  Cash flows from financing activities:
       Payment of acquisition debt - Justin                            (191,555)        (260,930)
       Proceeds from issuance of convertible debentures               6,000,000        1,300,000
       Offering costs - convertible debentures                         (528,532)        (195,306)
       Proceeds from sale of common stock                             4,000,750        9,387,500
       Offering costs - common stock                                 (1,026,102)      (1,718,237)
       Payment of notes payable to officers                                --           (382,816)
       Proceeds from acquisition debt - Road Champs                   6,391,838             --
       Payment of acquisition debt - Road Champs                     (4,299,086)            --
                                                                     ----------       ----------
                    Net cash provided by financing activities        10,347,313        8,130,211
                                                                     ----------       ----------
  Net increase in cash                                                  283,842        6,409,559
  Cash, beginning of period                                           6,355,260           81,752
                                                                     ----------       ----------
  Cash, end of period                                               $ 6,639,102      $ 6,491,311
                                                                     ==========       ==========
  Supplemental disclosure of cash flow information (Note 4):
  Cash paid during the period for:
       Income taxes                                                 $      --        $    10,520
                                                                     ==========       ==========
       Interest                                                      $  460,451      $    49,638
                                                                     ==========       ==========



     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1997

Note 1 -- Basis of presentation

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

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, JAKKS Acquisition Corp., a Delaware corporation, J-X Enterprises, Inc., a New York corporation, Road Champs, Inc. a Pennsylvania corporation, and JP (HK) Limited, JAKKS PACIFIC (HK) Limited (formerly JAXXS (HK) Limited), and Road Champs Limited, all of which are Hong Kong corporations. In consolidation, all significant intercompany balances and transactions are eliminated.

Earnings per share has been computed using the weighted average number of common shares and common share equivalents (which consists of Warrants and Options, to the extent they are dilutive). The difference between primary and fully diluted earnings per share is immaterial.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               September 30, 1997


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

Note 3 -- Acquisition

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

                               September 30, 1997


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

Note 6 -- Common stock

     On May 6, 1997 and June 18, 1997, the Company issued 600,000 shares and 90,000 shares, respectively, of its Common Stock at a price of $5.75 per share in connection with its public offering.

     In September 1997, 16,625 shares of Common Stock were issued pursuant to the exercise of options previously granted, providing gross proceeds of $33,250 to the Company.

Note 7 -- Subsequent events

     On October 24, 1997, the Company acquired the Child Guidance, Remco and related trademarks. Consideration paid was $10,600,000 in cash plus the issuance of a note payable in the amount of $1,200,000 which bears interest at 10% per annum and is payable in five quarterly installments beginning
December 31, 1997. In addition, the Company entered into a Manufacturing and Supply Agreement with the Sellers of the trademarks which provides the Company with a source of manufacture and supply of products to be produced under the trademarks. Consideration of $1,400,000 is payable in quarterly installments over the agreement's thirty-month term, beginning December 31, 1997.

     On October 27, 1997, the Company issued 3,525 shares of its 4% Redeemable Convertible Preferred Stock, par value $.001 per share, at a price of $2,000 per share in a private placement. The proceeds were used to partially fund the acquisition of the Child Guidance, Remco and related trademarks. These shares are convertible into 940,000 shares of the Company's common stock on or after January 1, 1998.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


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

Effective February 1, 1997, the Company acquired Road Champs, Inc. ("Road Champs"), a developer, manufacturer and marketer of die cast toy and collectible vehicles.

Results of Operations

Three Months Ended September 30, 1997 and 1996

Net income for the three months ended September 30, 1997 totaled $1,455,459, or $0.29 per share, compared to net income of $628,443, or $0.15 per share, for the comparable period in 1996. This variance is attributable to the following:

Net Sales. Net sales were $15,919,154 in 1997 and $4,458,458 in 1996, an increase of $11,460,696 or 257%. This increase in net sales was primarily the result of continued sales of the World Wrestling Federation action figures and the sales of the recently acquired Road Champs product line from February 1, 1997. Other products contributing to the results were the Company's holiday doll line, Power Rangers Turbo vehicles and the Turbo Touch Racer line of radio controlled vehicles which was launched this quarter.

Gross Profit. Gross profit increased as a percentage of net sales to 41.6% in 1997 from 32.8% in 1996. This increase as a percentage of net sales was due to increasing sales of products featuring licensed characters and properties with higher after-royalty margins, as well as the semi-fixed nature of amortization of molds and tools which decrease as a percentage of net sales as net sales increase.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4,599,163 in 1997 and $801,689 in 1996, constituting 28.9% and 18.0% of net sales, respectively. The overall dollar increase of $3,797,474 and increase as a percentage of net sales were due to the increase in variable selling expenses, including freight, sales commission and travel expenses, which is attributable to the significant increase in net sales, as well as to staffing and infrastructure additions for the Company and expenses related to the acquired operations of Road Champs.

Interest, Net. The Company had various interest-bearing instruments outstanding during 1997 and 1996. Such instruments included those issued pursuant to private offerings and the Road Champs acquisition in 1997. In 1997, the total principal and average outstanding balance of such instruments were significantly higher than in 1996 resulting in an increase in interest expense of $168,458, or 3,657%, in addition to moderately decreased interest income of $14,666, or 19.6%, received on the Company's average cash balance. The average cash balance in 1997 was moderately lower than in 1996.

Income Taxes. In 1997, the Company recorded a provision for taxes based on its estimated effective tax rate which resulted in an increase in income taxes from 1996 in the amount of $351,116 due to the corresponding increase in operating income.

Nine Months Ended September 30, 1997 and 1996

Net income for the nine months ended September 30, 1997 totaled $2,115,494 or $0.45 per share compared to net income of $849,791 or $0.26 per share, for the comparable period in 1996. This variance is attributable to the following:

Net Sales. Net sales were $29,212,906 in 1997 and $7,674,958 in 1996, an increase of $21,537,948 or 281%. This increase in net sales was primarily the result of continued sales of the World Wrestling Federation action figures, fashion dolls, Power Rangers Turbo vehicles, the recently acquired Road Champs product line of die cast toys and vehicles and the launch of the Reactor and Turbo Touch Racer radio controlled vehicles.

Gross Profit. Gross profit increased as a percentage of net sales to 40.2% in 1997 from 34.7% in 1996. The increase as a percentage of net sales was due to a change in the product mix which consisted more of higher margin lines such as dolls, action figures and vehicles in 1997. Another contributing factor is that amortization of molds and tools is semi-fixed and, accordingly, decreases as a percentage of net sales as net sales increase.

Selling, General and Administrative Expense. Selling, general and administrative expense were $8,819,249 in 1997 and $1,840,258 in 1996 constituting 30.2% and 24.0% of net sales, respectively. The increase as a percentage of net sales was primarily due to the significant increase in overhead expenses. The overall dollar increase of $6,978,991 was due to the increase in variable selling expenses including freight, sales commissions and travel expenses, which is attributable to the significant increase in net sales, as well as to staffing and infrastructure additions for the Company and expenses related to the acquired operations of Road Champs.

Interest, Net. The company had various interest-bearing instruments outstanding during 1997 and 1996. Such instruments included those issued pursuant to private offerings and the Road Champs acquisition in 1997. In 1997, the total principal and average outstanding balance of such instruments were significantly higher than in 1996 resulting in an increase in interest expense of $448,656, or 767%, which was partially offset by increased interest income of $106,488, or 87% received on the Company's average cash balances. The average cash balance in 1997 was significantly higher than in 1996 due in part to the receipt of net proceeds from certain convertible debentures issued in January 1997 as well as from the Company's public offering of its common stock in May and June 1997.

Income Taxes. In 1997, the Company recorded a provision for taxes based on its estimated effective tax rate which resulted in an increase in income taxes from 1996 in the amount of $487,142 due to the corresponding increase in operating income.

Liquidity and Capital Resources

As of September 30, 1997 the Company had working capital of $9,751,380 as compared to $7,824,155 at December 31, 1996. The change was due to proceeds received from the issuance of the convertible debentures pursuant to a private offering and the secondary offering of the Company's common stock and offset by the purchase of Road Champs, the consideration of which consisted of cash, common stock and debt. During the nine months ended September 30, 1997, operating activities of the Company used cash of $380,123, which resulted from an increase of $5,962,612 in accounts receivable due to higher sales at the end of the third quarter of 1997 as compared to the end of fourth quarter of 1996 as well as from the increase in inventory of $2,138,373 acquired primarily in connection with the Road Champs acquisition, offset by net income and non-cash charges to income of $2,115,494 and $1,042,979, respectively.

Financing activities for the nine month period ended September 30, 1997 provided cash of $10,347,313, due primarily to the issuance of convertible debentures in the principal amount of $6,000,000, the issuance of debt in the amount of $6,391,838 as part of the purchase price for the Company's acquisition of Road Champs and net proceeds from the sale of common stock of $2,974,648. Offsetting the proceeds of these issuances were offering costs related to the debentures as well as a public offering of the Company's common stock and the payment of acquisition debt related to the Justin and Road Champs acquisitions.

The Company's investing activities for the nine month period ended September 30, 1997 were primarily related to the purchase of molds and tooling ($1,579,957) and goodwill ($7,063,704 net of $1,500,000 in common stock issued), and trademarks ($1,000,000) in connection with the acquisition of Road Champs. The Company, in keeping with its strategy to develop and market new products using entertainment properties and characters, is continually pursuing licenses for such usage and expects to continue to invest in this area.

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

                          PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

        (c) Recent Sales of Unregistered Securities

        On July 30, 1997, the Board of Directors of the Company authorized the retention of Silverman Heller & Associates ("Silverman") as the Company's public relations firm. As partial consideration therefor, Silverman was granted options to purchase 10,000 shares of the Company's Common Stock at an exercise price of $6.875 per share.

        On July 30, 1997, the Board of Directors of the Company authorized the engagement of Joseph Charles & Associates, Inc. ("Joseph Charles") to serve as a financial advisor to the Company for a term of three years to consult the Company in connection with potential acquisitions, equity financing and other business related activities, and in consideration therefor, received an option to purchase 50,000 shares of the Company's Common Stock, at an exercise price of $6.875 per share.

        All of the foregoing options are immediately exercisable and expire on July 30, 2002.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

        A Proxy Statement was mailed on or about June 23, 1997 to shareholders of record of the Company as of June 13, 1997 in connection with the Company's 1997 Annual Meeting of Shareholders, which was held on July 30, 1997 at the Company's New York Showroom, 200 Fifth Avenue, Suite 550, New York, New York. At the Meeting, the shareholders voted on three matters and all of such matters were approved.

        The first matter was the election of the members of the Board of Directors. The five directors elected and the tabulation of the votes (both in person and by proxy) was as follows:


Nominees for Directors       For            Withheld      Against
----------------------       ---            --------      -------
Jack Friedman                4,001,326      16,200           0
Stephen Berman               4,002,826      14,700           0
Murray L. Skala              4,000,076      17,450           0
Michael Miller               4,000,626      16,900           0
Robert Glick                 4,000,626      16,900           0

        There were 0 broker held non-voted shares represented at the Meeting with respect to this matter.

        The second matter upon which the shareholders voted was the proposal to ratify the appointment by the Board of Directors of Pannell Kerr Forster as independent certified public accountants for the Company for 1997. The tabulation of the votes (both in person and by proxy) was as follows:

              For               Against             Abstentions
              ---               -------             -----------

          3,990,476              17,850                9,200

        There were 0 broker held non-voted shares represented at the Meeting with respect to this matter.

        The third matter upon which the shareholders voted was the proposal to adopt the Company's Amended and Restated 1996 Stock Option Plan. The tabulation of the votes (both in person and by proxy) was as follows:

              For               Against             Abstentions
              ---               -------             -----------

          1,933,033             147,075               21,852

        There were 1,915,566 broker held non-voted shares represented at the Meeting with respect to this matter.

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

(b)      Report on Form 8-K

         No Current Reports on Form 8-K were filed during the third quarter of 1997.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                            Registrant:

                                            JAKKS PACIFIC, INC.



Date: November 12, 1997                     By:   /s/ Jack Friedman
                                               ---------------------------------
                                               President
                                               (Principal Executive Officer)



Date: November 12, 1997                     By:  /s/ Joel M. Bennett
                                               ---------------------------------
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)