Form 10KSB40
period 1997-12-31
JAKKS PACIFIC INC
filed 1998-04-15
CIK 1009829

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM         TO

                         COMMISSION FILE NUMBER 0-28104

                              JAKKS PACIFIC, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                   DELAWARE                                     95-4527222
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

        22761 PACIFIC COAST HIGHWAY                                90265
              MALIBU, CALIFORNIA                                (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                   ISSUER'S TELEPHONE NUMBER: (310) 456-7799

                                                                 NAME OF EACH
                                                               EXCHANGE ON WHICH
                                         TITLE OF CLASS           REGISTERED
                                         ---------------    -----------------------
Securities registered under              None
Section 12(b) of the Exchange Act:

Securities registered under              Common Stock,
Section 12(g) of the Exchange Act:       $.001 par value

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months
(or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X]   No [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year: $41,944,921.

     The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value) held by non-affiliates (computed by reference to the closing sale price of the Common Stock on April 13, 1998): $36,237,354.

     The number of shares outstanding of the issuer's Common Stock (being the only class of common equity) is 5,882,092 (as of 4/13/98).

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format:

Yes: [ ]   No: [X]

================================================================================

                              JAKKS PACIFIC, INC.

                     INDEX TO ANNUAL REPORT ON FORM 10-KSB
               FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                              ITEMS IN FORM 10-KSB

                                                                                          PAGE
                                                                                        ------
Facing page
                                            PART I

ITEM 1.    Description of Business......................................................      2
ITEM 2.    Description of Property......................................................      9
ITEM 3.    Legal Proceedings............................................................      9
ITEM 4.    Submission of Matters to a Vote of Security Holders..........................      9

                                           PART II

ITEM 5.    Market for Common Equity and Related Stockholder Matters.....................      9
ITEM 6.    Management's Discussion and Analysis of Financial Condition and Results
             of Operations..............................................................     10
ITEM 7.    Financial Statements.........................................................     15
ITEM 8.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.................................................................     32

                                           PART III

ITEM 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with
             Section 16(a) of the Exchange Act..........................................     32
ITEM 10.   Executive Compensation.......................................................     33
ITEM 11.   Security Ownership of Certain Beneficial Owners and Management...............     35
ITEM 12.   Certain Relationships and Related Transactions...............................     36
ITEM 13.   Exhibits and Reports on Form 8-K.............................................     37

Signatures..............................................................................     42

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

JAKKS Pacific, Inc. (the "Company") designs, develops and markets licensed and brand name toys, including action figures, dolls and die-cast vehicles. The Company's product lines are designed to appeal to a broad segment of consumers by providing basic, brand name items at a low price. With its recent acquisition of the Remco and Child Guidance trademarks, the Company will be expanding its die-cast vehicle product line and will be adding a new line of pre-school age child development toys. Through acquisitions and new product introductions, the Company increased net sales and net income from $12.1 million and $1.2 million, respectively, for 1996, to $41.9 million and $2.8 million, respectively, for 1997.

The Company has been able to identify and acquire previously underperforming brands and licenses of toy products, expand and develop those brands and licenses by the introduction of new items and product lines, and market those brands and licensed products through its existing channels of distribution. For example, the Company acquired the license for its WWF line of toy and collectible action figures and since its introduction during the second quarter of 1996, the Company has expanded the WWF line by adding new characters, new features, varied sizes and accessories. The Company also acquired Road
Champs, a designer and marketer of the Road Champs line of collectible and toy die-cast vehicles in February 1997 and the Company believes that the acquisition of the Remco line of toy die-cast vehicles will complement the Road Champs line and allow the Company to significantly enhance selling efficiency by leveraging the Company's existing distribution channels.

The Company sells its products primarily to domestic retail chain stores, department stores, toy specialty stores and wholesalers. In addition, the Company sells its line of Road Champs vehicles to independent hobby shops and specialty retailers. During 1997, the Company's five largest customers were Toys 'R Us, Wal Mart, Kay-Bee Toys, Kmart and Target, which in aggregate represented approximately 61.7% of the Company's net sales.

INDUSTRY OVERVIEW

According to the Toy Manufacturers of America, Inc. ("TMA"), an industry trade group, total domestic shipments of toys, excluding video games and accessories, were approximately $15.2 billion in 1997. According to the TMA, the United States is the world's largest toy market, followed by Japan and Western Europe. The three largest U.S. toy companies in 1997 were Mattel, Inc. ("Mattel"), Hasbro, Inc. ("Hasbro") and Tyco Toys, Inc. ("Tyco") (which merged into Mattel in March 1997). In recent years, the toy industry has experienced a period of consolidation, both at the retail and manufacturing level. However, many smaller companies continue to compete in the design and development of new toys, the procurement of licenses, the improvement and expansion of previously introduced products and product lines and the marketing and distribution of toy products.

Many factors influence the success of a given toy or product line, including product design, play value, pricing, marketing, in-store exposure and product availability. While the success of some toy categories vary from year to year, other toy categories consistently perform well. Toys which form the backbone of the toy business are generally referred to as "evergreens," "core" or "staple" toys. Toys with relatively successful but short life cycles are generally referred to as "fad" items. Along with providing opportunities for fun and learning, toys traditionally mirror technological progress, changes in social attitudes and current customs and values from the adult world. Many of the toys which garner the most attention reflect the latest technological advances, incorporate characters made popular in other mediums or are innovative extensions of core toy products.

Toy production is a labor-intensive process requiring molding and shaping or cutting and sewing, coloring, painting or detailing, assembling, inspecting, packaging, shipping and warehousing. The substantial majority of the toys sold in the U.S. are manufactured, either in whole or in part, overseas where labor rates are comparatively lower than in the U.S. The largest foreign manufacturing market is the People's Republic of China, followed by Japan and Taiwan. Most foreign production is performed by independent contractors which use tools, molds and designs provided by U.S. toy companies and which manufacture products under exclusive contracts. While foreign manufacturing operations generally have relatively inexpensive labor costs, such operations require greater lead times than domestic manufacturing operations and also result in greater shipping costs, particularly for larger toys. The design, production and sales of toy products in the U.S. are subject to various regulations.

Toy manufacturers sell their products either directly to retailers or to wholesalers who carry the product lines of many manufacturers. There are thousands of retail outlets in the United States which sell toys and games. These outlets include mass merchandisers, small, independent toy stores, gift and novelty shops, warehouse clubs and mail order catalogues. Despite the broad number of toy outlets, retail toy sales have become increasingly generated by a small number of large chains, such as Toys 'R Us, Wal Mart, Kay-Bee Toys, Kmart and Target. These chains generally feature a large selection of toys, some at discount prices, and seek to maintain lean inventories to reduce their own inventory risk. This concentration has tended to favor larger manufacturers which are able to offer these retail chains broader product offerings, higher levels of advertising and marketing support, and consistent product support through electronic data interchange and just-in-time delivery programs. The Company believes that the leading toy retailers desire to have a greater number of toy suppliers which offer a variety of quality, branded product lines and which have the financial strength to support the retailers' product distribution requirements.

While toys are sold year round, toy industry retail sales are heavily weighted toward calendar third and fourth quarters, when many toys are purchased as holiday gifts. Each calendar year begins with a major international toy fair held in Hong Kong in the first week in January, and during the January/February period, additional toy fairs are held throughout the United States and Europe. The toy fairs allow manufacturers to display their current lines and begin the process of generating purchase orders for the important holiday season. Due to the seasonality and long lead times required for foreign production, retailer buying activity tends to significantly lead production and shipment.

The Company's product lines principally fall into three categories within the toy industry. According to the TMA, for the calendar years ended December 31, 1993, 1994, 1995, 1996 and 1997, these categories had approximate domestic manufacturers' shipments as follows:


                                                          1993             1994          1995            1996            1997

                                                                             (IN THOUSANDS)
 Action figures and accessories  . . . . . . . .        $641,000        $867,000        $716,000        $790,000      $1,002,000
 Vehicles (excludes electric trains) . . . . . .         237,000         282,000         261,000         313,000         415,000
 Pre-school  . . . . . . . . . . . . . . . . . .       1,103,000       1,157,000       1,329,000       1,384,000       1,378,000

STRATEGY

The Company's objective is to leverage its relationship with retail outlets, toy manufacturers and toy designers into a leadership position among toy companies. To accomplish these objectives the Company has developed the following strategy:

Develop Evergreen Products. The Company seeks to develop and build upon toy products which it believes are everyday product lines. The Company believes that certain toy categories, including vehicles, action figures, and child development toys, maintain a broad consumer appeal and are fundamental products of the toy industry. As a result, the Company develops toys which it believes historically have generated more consistent sales from year to year and have been less sensitive to toy fads and trends.

Utilize Established Brand Names. The Company believes that utilizing licenses and brand names allows the Company to establish recognizable products characterized by a longer product life than is typical in the toy industry. The Company currently markets products pursuant to licensing and trademark agreements which allow it to use such names as Ford, Chevrolet, Jeep, Kawasaki, Yamaha, Pepsi, Goodyear, Hershey, and the World Wrestling Federation ("WWF"). In addition, the Company owns the trademarks for the Child Guidance (pre-school age child development toys) and Road Champs and Remco (toy and collectible vehicles) product lines. The Company intends to continue to expand its product offerings under its existing brand names and to seek to develop licensing agreements whereby products may be offered under new brand names.

Pursue Strategic Acquisitions. The Company actively pursues strategic acquisitions of unique businesses, product lines or trademarks that management believes have an inherent broad based consumer appeal and can be sold through the Company's existing distribution channels or through new complementary distribution channels. In particular, the Company seeks to acquire brands which it believes have recognizable names but may have been under-marketed in the recent past. The Company believes that this strategy allows it to increase its sales while leveraging the combined companies' operating expenses.

Maintain Limited Corporate Infrastructure. The Company maintains operating practices, including outsourcing product manufacturing, manufacturing against orders backed by letters of credit and utilizing commissioned independent sales representatives, that enhance its flexibility and efficiency and reduce its fixed cost structure. The Company's management believes that the variable nature of the Company's production and sales effort allows it to respond quickly to changing market conditions and to allocate resources efficiently. The Company believes that its current infrastructure can accommodate significant further business expansion without a corresponding increase in fixed operating costs.

Pursue International Expansion. During 1997, approximately 8.9% of the Company's net sales were to international customers. The Company believes that markets outside of the United States present significant opportunities and are generally less competitive than the United States market. As a result, the Company intends to increase its international sales, primarily in Europe through existing and new retail channels and the use of new commissioned sales representatives.

There can be no assurance that the Company will be able to implement all or any part of its growth strategy or, if the Company is able to implement such strategy, that it will be successful.

ACQUISITIONS

Remco/Child Guidance Acquisition. In October 1997, the Company purchased from Azrak-Hamway International, Inc. ("AHI") all of AHI's world-wide rights to the Remco, Child Guidance and certain other related trademarks, trade rights and intellectual property (the "Trademarks") for an aggregate purchase price of $13.4 million, of which $10.6 million was paid at the closing, $1.2 million is to be paid in five equal quarterly installments from December 31, 1997 to December 31, 1998, $0.3 million related to legal and accounting fees and $1.3 million related to reserves for liabilities. The obligation to pay the deferred portion of the purchase price is represented by a note bearing interest at the rate of 10% per annum (the "Note"). In addition, the Company entered into a Manufacturing and Supply Agreement with AHI, pursuant to which AHI will, during a 30-month period ending in April 2000, make available to the Company AHI's tools, dies, molds, forms and other manufacturing equipment (the "Tools") for the manufacture of products sold under the Trademarks (the "Products"), and manufacture or arrange for the manufacture of Products upon request of the Company or, if the Company does not agree with AHI as to the price or other terms under which AHI would be willing to supply Products to the Company, the Company may arrange for alternative sources to manufacture and supply Products, in which event, AHI is obligated to make the Tools available to such other sources. In consideration therefor, the Company is to pay $1.4 million to AHI in ten quarterly installments, the first four of which are in the amount of $110,000 and the remaining six of which are in the amount of $160,000, subject to certain adjustments, and pay for any Products supplied by AHI under such agreement at AHI's cost. Certain of the Company's obligations to AHI, including the Note are secured by a security interest in the Trademarks in favor of AHI.

Road Champs Acquisition. In February 1997, the Company, through a wholly-owned subsidiary, purchased all of the shares of Road Champs, Inc., a Pennsylvania corporation ("RC Inc."), which owns all of the shares of Road Champs Ltd., a Hong Kong corporation ("RC Ltd."), and the operating assets of Die Cast Associates, Inc., a related Florida corporation (collectively, the "Road Champs Companies"). As part of such acquisition, the Company purchased, among other things, the Road Champs inventory, product lines, tools and molds and trademarks. The net purchase price was approximately $11.7 million. Payments of approximately $4.7 million in cash and $1.5 million through the issuance of 198,020 shares of Common Stock were made at the closing. The deferred portion of the purchase price has been paid in full. All outstanding payments were secured by a pledge of the shares of stock of RC Inc. and RC Ltd. and a security interest in the Road Champs Companies' assets which is subordinate to the security interest given by the Company to Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust PLC (collectively, "Renaissance") to secure payment of the Company's 9% Convertible Debentures.

Justin Acquisition. In October 1995, the Company acquired substantially all of the operating assets constituting the toy business of Justin. As part of such acquisition, the Company purchased, among other things, Justin's inventory, product lines, tools and molds, and certain of Justin's trademarks. The Company paid cash consideration of $1,210,435 to Justin, assumed certain of Justin's liabilities to its creditors in the amount of $718,634, and issued 89,600 shares of the Common Stock to Justin. The Company further agreed to pay to Justin percentage payments amounting to 5% of net sales derived from the acquired product lines through December 31, 1997 and 2.5% of net sales derived from such products during 1998 and 1999, with minimum annual payments of $250,000 required for 1995 and 1996. Such percentage payments based on sales in 1995 and 1996 amounted to $264,917 and slightly less than the $250,000 minimum required, respectively. The Company prepaid $500,000 of such future royalty payments at the Closing which are to be applied against 100% of percentage payments from January 1 to June 30 of 1997, 1998 and 1999, and against 50% of percentage payments for July 1 to December 31 of 1997, 1998 and 1999. The business operations of Justin are accounted for as operations of the Company as of July 1, 1995, which is the date when the Company assumed operating control over Justin's business operations.

PRODUCTS

ACTION FIGURES AND ACCESSORIES

The Company has a license with Titan Sports, Inc. ("Titan"), pursuant to which the Company has the exclusive right to develop and market various products including 6" action figures of the popular WWF professional wrestlers in the United States and Canada. These 6" figures feature moveable body parts and real-life action sounds. A WWF microphone with action background sounds is available with these figures. This product line, which retails for approximately $5.99 for the individual figures, was introduced by the Company in the second quarter of 1996. A second and third series of the action figures were released in the third and fourth quarters of 1996, respectively, along with a wrestling ring play set in the fourth quarter of 1996. The Company has expanded its current WWF products in 1997, including seven new series of wrestler figure assortments, and sets of 3" figures with a wrestling ring and a new amplified microphone. Furthermore, the Company is expanding its WWF product line by introducing lines of 7" figures, large soft body figures, and figures with special features.

VEHICLES

 .    Road Champs

The Road Champs product line consists of die cast new and classic cars, trucks, motorcycles, emergency and service vehicles (including police cars, fire trucks and ambulances), buses and aircraft (including propeller planes, jets and helicopters). As a part of the Road Champs Acquisition, the Company acquired the right to produce the Road Champs line of collectible vehicle replicas from Ford, Chevrolet, Jeep, Kawasaki and Yamaha, as well as the right to use certain corporate names on the die cast vehicles, such as Pepsi, Goodyear and Hershey. Management believes that these licenses increase the perceived value of the products. These products are currently retailing individually from approximately $2.99 to $7.99 and in play sets from $9.99 to $24.99.

 .    Remco

The Remco product line is comprised of a diverse group of inexpensive, high play-value, die-cast, steel and plastic toy cars and trucks, ranging in size from approximately 5" to 18", some featuring sound, light and/or voice. These products are currently retailing individually from $2.49 to $10.99 and in play sets from $6.99 to 14.99.

CHILD GUIDANCE PRE-SCHOOL TOYS

The Child Guidance product line consists of electronic pre-school toys featuring lights, action, sound and/or music in various forms, including animals, dolls and vehicles among others. The products are sold in "try me" packaging whereby consumers are able to activate the electronic function on the products prior to purchasing the item. The products are approved by and, accordingly, carry the Good Housekeeping Seal of Approval, which the Company believes increases the perceived value of the products. These products are currently retailing from approximately $5.99 to $12.99.

OTHER PRODUCTS

 .        Fashion/Mini Dolls

The Company produces various lines of proprietary fashion dolls and accessories for children between the ages of three and ten. The product line includes 11 1/2" fashion dolls outfitted to correspond with particular holidays or events such as Christmas and birthdays and the Starr Model Agency line comprised of 6 1/2" fashion dolls which come in various themed outfits such as "Midnight Jewel" and "Prized Pets," as well as accessories which include mobile play sets, carrying cases and a sport utility vehicle. In 1997, the Company added to its doll lines by producing additional Starr Model Agency Playsets, as well as dolls based on children's classic fairy tales and holidays and other theme-based play sets.


 .    Turbo Touch Racer

The Company has entered into a license agreement with Wow Wee International ("Wow Wee") to market and distribute a radio controlled car known as Turbo Touch Racer. The car is controlled by a special glove worn by the user as opposed to the traditional hand-held transmitter. These toy vehicles currently sell at retail prices ranging from $19.95 to $34.95. The Company launched these products in the Summer of 1997.


LICENSE AGREEMENTS

License Agreements. The Company has entered into a license with Titan for the use of certain WWF properties and characters of professional wrestlers who perform in WWF live events broadcast on free and cable television, including pay-per-view television specials. The Company has the exclusive right to market those action figures and is currently marketing figures in 7", 6" and 3" sizes in the United States and Canada and recently acquired the exclusive right to market the same products in Europe, Africa and Australia. The line also includes related products and accessories. These licenses both expire on December 31, 2002. The Company has agreed to pay Titan royalties with certain minimum guarantees.

Turbo Touch Racer products are sold by the Company under an exclusive license agreement with Wow Wee. The Company has the rights to market and sell the Turbo Touch Racer toy vehicles in the United States. The agreement expires on June 30, 1998 unless renewed by the Company for additional twelve month terms. Under that agreement, the Company is obligated to buy specified amounts of the products from Wow Wee and also pay Wow Wee royalties with certain minimum guarantees. However, the Company may cancel the agreement by payment of the guaranteed royalties.

The Company's Road Champs Acquisition included numerous licenses for the use of certain well-known corporate names, marks and logos on its Road Champs product line. Under such licenses, the Company acquired the right to produce a line of collectible vehicle replicas of certain well-known vehicle marks from companies such as Ford, Chevrolet, Jeep, Kawasaki and Yamaha, as well as the right to use certain highly recognizable corporate names, such as Pepsi, Goodyear and Hershey on other of the die cast vehicles. Under the terms of such licenses, which expire on various dates ranging through May 10, 2001 (many of which include automatic annual extensions without affirmative action taken by either party), the Company pays the licensor a royalty based on the Company's sales of each product bearing such licensed name. The Company is required to pay royalties on certain of the products; the royalties on such products generally range from 1% to 10% of sales.

MARKETING AND DISTRIBUTION

The Company sells primarily all of its products to domestic retail chain stores, department stores, toy specialty stores and wholesalers. The Road Champs products are also sold to smaller hobby shops and specialty retailers. Historically, the Company's five largest customers have been Toys 'R Us, Wal Mart, Kay-Bee Toys, Kmart and Target. For the years ended December 31, 1997 and 1996, these customers, in the aggregate, accounted for approximately 61.7% of the Company's sales and 47.5% of the Company's sales on a pro forma basis when combined with Road Champs for 1996. Other than purchase orders, the Company does not have written agreements with its customers, but generally sells products pursuant to letters of credit or, in certain cases, on open account with payment terms typically varying from 30 to 90 days. The termination by one or more of the customers named above of its relationship with the Company could have a material adverse effect on the Company's business, financial condition and results of operations. Notwithstanding common industry practice, the Company, in accordance with its long-standing policy, has not sold any products on consignment. However, it may sell on consignment, on a case-by-case negotiated basis, in the future.

In order to minimize inventory on hand, the Company typically obtains orders for its products from its customers and then arranges for the manufacture of the specific ordered products, although approximately half of the Road Champs product orders are filled from the Company's warehouse in New Jersey, which maintains an inventory for sale.

Six of the Company's employees are engaged full-time in sales and marketing efforts, principally in the domestic market. In addition, the Company retains a number of independent sales representatives to sell and promote its products, both domestically and internationally.

The Company generally budgets approximately 3% of its gross revenues for the advertising of its products, most of which is in conjunction with retailers in the form of cooperative advertising. The Company, together with retailers, sometimes tests the consumer acceptance of new products in selected markets before committing resources to production. In addition, the Company also advertises its products in trade and consumer magazines and other publications, as well as marketing its products at major and regional toy trade shows. In 1997, the Company engaged an advertising agency to produce television commercials for its radio controlled vehicle line. If management concludes that sales of a particular product would support the high cost, it may use television commercials to advertise certain of its products.

PRODUCT DEVELOPMENT

The Company's products are generally acquired by the Company from others or developed for the Company by non-affiliated third-parties. If the Company accepts and develops a third-party's concept for a new toy, it generally pays a royalty on the toys developed from such concept that are sold, and may, on an individual basis, guarantee a minimum royalty. Royalties payable to such developers generally range from 1% to 6% of the wholesale sales price for each unit of a product sold by the Company. The Company believes that utilizing experienced third-party inventors gives it access to a wide range of development talent. The Company currently works with numerous toy inventors and designers for the development of new and existing products.

PRODUCT SAFETY

The Company's products are designed, manufactured, packaged and labeled to conform with the safety requirements of the Consumer Product Safety Commission. Safety testing of the Company's products is performed at the manufacturers' facilities by engineers employed by the Company or independent third-party contractors engaged by the Company, and is designed to meet safety regulations imposed by federal and state governmental authorities. The Company also monitors quality assurance procedures for its products for safety purposes. The Company carries product liability insurance coverage with a limit of $2 million per occurrence. The Company has never received a product liability claim.

MANUFACTURING AND SUPPLIES

The Company contracts with third party manufacturers in the Far East, principally within the People's Republic of China, to manufacture its products. The Company's senior management negotiates the majority of its manufacturing contracts without using agents. The Company maintains an office in Hong Kong to enhance the Company's product development and purchasing capabilities, to aid in the management of quality control and shipping schedules and to expand its vendor base in the Far East. The Far East is the largest and most widely used manufacturing center of toys in the world. Decisions related to the choice of manufacturer are based on quality of merchandise, the ability of a manufacturer to meet the Company's timing requirements for delivery and price. The Company is not a party to long-term contractual or other arrangements with any manufacturer and often uses more than one manufacturer to produce a single product. The majority of the Company's manufacturing is arranged directly by the Company with the manufacturing facilities and all manufacturing services for the Company are paid for by either letters of credit or open account with such manufacturer.

The Company is continuously developing new tooling and molds to produce its figures and die-cast products. The Company's engineering staff works closely with outside tool makers to design and create new tooling. Depending on the size and complexity of the model, tools can cost from $20,000 to $120,000.
The Company owns or has the right to use all necessary tools and provides them to manufacturers during production. Tools are returned to the Company when a product is no longer in production and are typically stored for future use.

The Company has entered into a Manufacturing and Supply Agreement with AHI, pursuant to which AHI will, during a 30-month period ending in April 2000, make the Tools available to the Company for the manufacture of Products, and manufacture or arrange for the manufacture of Products upon request of the Company or, if the Company does not agree with AHI as to the price or other terms under which AHI would be willing to supply Products to the Company, the Company may arrange for alternative sources to manufacture and supply Products, in which event, AHI is obligated to make the Tools available to such other sources. In consideration therefor, the Company is required to pay $1.4 million to AHI in ten quarterly installments, the first four of which are in the amount of $110,000 and the remaining six of which are in the amount of $160,000, subject to certain adjustments, and pay for any Products supplied by AHI under such agreement at AHI's cost.

The principal raw materials used in the production and sale of the Company's toy products are plastics, plush, printed fabrics, zinc alloy, paper products and electronic components. These materials are generally purchased by manufacturers who deliver completed products to the Company. The Company believes that an adequate supply of materials used in the manufacture of its products is readily available at reasonable prices from a variety of sources.

In 1997, the Company outsourced toy production to approximately twelve manufacturers. While the Company believes that it is not dependent on any single manufacturer in the Far East, the Company could be materially, adversely affected by political or economic disruptions affecting the business or operations of third party manufacturers located in the Far East.

TRADEMARKS AND COPYRIGHTS

Most of the Company's products are produced and sold under trademarks owned by or licensed to the Company, many of which were acquired by the Company as part of the Justin Acquisition, Road Champs Acquisition and Child Guidance/Remco Acquisition. The Company typically registers its properties, and seeks protection under the trademark, copyright and patent laws of the United States and other countries where its products are produced or sold.

The Company's most familiar trademarks and brand names include:

Owned            Licensed
Child Guidance   World Wrestling Federation
Remco            Good Housekeeping Seal of Approval
Road Champs

COMPETITION

Competition in the toy industry is intense. Competition is based on consumer preferences, quality and price. In recent years, the toy industry has experienced rapid consolidation driven, in part, by the desire of industry competitors to offer a range of products across a broader variety of categories. Many of the Company's competitors have greater financial resources, stronger name recognition, larger sales, marketing and product development departments and greater economies of scale that may cause their products to be more competitively priced. Competition extends to the procurement of character and product licenses, as well as to the marketing and distribution of products, including obtaining adequate shelf space in retail stores.

The Company's principal competitors are Mattel, Inc. and Hasbro, Inc. which, the Company believes, are the dominant companies in the industry. The Company also competes with smaller domestic and foreign toy manufacturers, importers and marketers.

SEASONALITY AND BACKLOG

Sales of toy products are seasonal, with a majority of retail sales occurring during the period from September through December. Approximately 68.3% of the Company's sales in 1997 were made in the third and fourth quarters. Generally, the first quarter is the period of lowest shipments and revenues in the toy industry and therefore the least profitable due to certain fixed costs. Due to these fluctuations, the results of operations for any quarterly period may vary significantly. The Company's results of operations may also fluctuate as a result of factors such as the timing of new products (and expenses incurred in connection therewith) of the Company or its competitors, the advertising activities of its competitors and the emergence of new market entrants. The Company believes that most of the Company's products have low retail prices and, as a result, such products may be less subject to seasonal fluctuations.

The Company generally ships products to customers within three to six months of the date an order is received resulting in backlogs. However, because customer orders may be canceled at any time without penalty, the Company believes that backlog may not accurately indicate sales for any future period.

GOVERNMENT AND INDUSTRY REGULATION

The Company's operations are subject to various laws, including the Federal Hazardous Substances Act, the Consumer Product Safety Act, the Flammable Fabrics Act and the rules and regulations promulgated thereunder. Such laws are administered by the Consumer Product Safety Commission, which has the authority to exclude from the market products that are found to be hazardous and can require a manufacturer to repurchase such products under certain circumstances. There can be no assurance that defects in the Company's products will not be alleged or found. Any such allegations or findings could result in product liability claims, loss of revenue, diversion of resources, damage to the Company's reputation, or increased warranty costs, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

As of December 31, 1997, the Company had 63 full-time employees, including three executive officers. Thirty-six of the Company's employees are located in the United States, while the remaining 27 are located in Hong Kong. The Company believes that it has good relationships with its employees. None of the Company's employees are represented by a union.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company leases approximately 5,000 square feet of space at 22761 Pacific Coast Highway, #226, Malibu, California, all of which is currently used for the Company's principal executive offices. The lease for such premises expires on August 31, 2002. The current base rent is $10,000 per month. The Company also leases, pursuant to a lease expiring on April 20, 2003, approximately 2,100 square feet of showroom and office space at the Toy Center South, 200 Fifth Avenue, New York, New York, at a current rental of $5,539 per month. The Company leases two additional locations in the United States acquired as a part of the Road Champs Acquisition. One such facility is approximately 2,000 square feet and is used as a showroom at the Toy Center North, 1107 Broadway, New York, New York, at a current rent of $4,959 per month. Such lease expires on April 30, 2001. The other facility of approximately 51,000 square feet of warehouse and office space, is at 7 Patton Drive, West Caldwell, New Jersey, has a current monthly rent of $21,235 and expires on May 31, 2000 or upon six-month prior notice by either party. The Company provided such notice and will vacate the facility by May 31, 1998. The office will relocate to a leased facility located at 1600 Route 22, Union, New Jersey. Such facility consists of approximately 3,415 square feet of office space. The lease provides for a base monthly rent of $4,852 and a term of one year commencing June 1, 1998.

     The Company also leases office space in Hong Kong which is used for the Company's sourcing operations. The property is located at the Peninsula Center, 67 Mody Road, Tsimshatsui East, Kowloon, Hong Kong. The lease provides for a monthly rent of the U.S. dollar equivalent of $8,700, consists of approximately 3,200 square feet and expires on March 14, 2000. The Company believes that its facilities in the United States and Hong Kong will be adequate for its reasonably foreseeable future needs.

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Since April 14, 1997, the Company's Common Stock has been trading on the Nasdaq National Market System under the symbol "JAKK." From May 1, 1996 to April 13, 1997, the Common Stock traded on the Nasdaq SmallCap Market. The following table sets forth the high and low closing sales prices of the Company's Common Stock in each of the following quarters.

                                    1996                             HIGH       LOW
          ---------------------------------------------------------  ----       ---
          Second quarter (from May 1)..............................    9         6  1/2
          Third quarter............................................    8 3/4     6  1/4
          Fourth quarter...........................................    9         7  1/4

                                    1997                             HIGH       LOW
          ---------------------------------------------------------  ----       ---
          First quarter............................................    8 3/4     7  1/8
          Second quarter ..........................................    8 1/4     4  1/2
          Third quarter............................................   10 13/16   5  3/4
          Fourth quarter...........................................   11 1/8     7  5/8

SECURITY HOLDERS

     To the best knowledge of the Company, at March 27, 1998, there were 91 record holders of the Company's Common Stock. The Company believes there are numerous beneficial owners of the Company's Common Stock whose shares are held in "street name." To the best knowledge of the Company, the number of beneficial owners as of December 31, 1997 was 1,525.

DIVIDENDS

     The Company has not paid, and has no current plans to pay, dividends on its Common Stock. The payment of dividends on the Common Stock (other than dividends payable in shares of Common Stock) is prohibited (i) under the Loan Agreement relating to the Company's 9% Convertible Debentures and (ii) for so long as shares of the Company's 4% Redeemable Convertible Preferred Stock remained outstanding, until all accumulated dividends accruing at the rate of 4% per annum on the Company's 4% Redeemable Convertible Preferred Stock are paid in full. All such shares were converted into Common Stock on March 30, 1998. The Company intends to retain earnings, if any, for use in its business to finance the operation and expansion of its business.

SALES OF UNREGISTERED SECURITIES

     Dated December 31, 1996, but effective January 8, 1997, the Company issued $6,000,000 in aggregate, of 9% seven-year convertible debentures ("Debentures") to Renaissance. Net proceeds to the Company after payment of a 6% brokerage commission to Joseph Charles & Associates, Inc. and fees to Renaissance and its attorneys were $568,000. The debentures are convertible into 1,043,478 shares of the Company's Common Stock at a conversion price of $5.75 per share, which is subject to adjustment if the Company issues shares of its stock at a price less than such conversion price. The indebtedness must be repaid in part each month beginning December 1999, in the amount of 1% of the then unpaid balance and in full at December 31, 2003. The Company has the right to prepay all or part of such indebtedness in certain events at 120% of their original $6,000,000 face value.

     In 1997, the Company sold warrants at a price of $0.001 per share to: (i) Joseph Charles & Associates, Inc. to purchase an aggregate of 150,000 shares of the Company's Common Stock at an exercise price of $7.50 per share in connection with the placement of the Debentures, and (ii) Cruttenden Roth Inc. to purchase an aggregate of 60,000 shares of the Company's Common Stock at a price of $7.475 per share, in connection with a public offering of the Company's Common Stock.

     In 1997, the Company granted (i) options under its Second Amended and Restated 1995 Stock Option Plan to 11 persons (8 employees, including 3 executive officers, and 3 non-employee directors) to purchase an aggregate of 405,025 shares of the Company's Common Stock at exercise prices ranging from $8.00 to $10.725 per share and (ii) options outside the 1995 Stock Option Plan to two consultants to purchase an aggregate of 60,000 shares of the Company's Common Stock at an exercise price of $6.875 per share.

     On October 24, 1997, the Company issued 3,525 shares of its 4% Redeemable Convertible Preferred Stock in a private placement to 10 investors at a price of $2,000 per share. Net proceeds to the Company after legal, placement and closing fees were approximately $6.8 million. Holders of the preferred stock are entitled to receive cumulative cash dividends at an annual rate of $80 per share payable as and when declared by the Company's Board of Directors. Commencing on January 1, 1998 each share of preferred stock may be converted, at the option of the holder, into 266-2/3 shares of Common Stock. At any time on or after April 1, 1998, (a) the preferred stock will be redeemable by the Company at a redemption price of $2,000 per share, plus the amount accrued but unpaid dividends thereon, on 30 days prior written notice. In addition, the preferred stock is convertible into Common Stock at the option of the Company if the closing price of the Common Stock equals or exceeds $8.50 per share for ten consecutive trading days within a period of 30 trading days beginning on or after March 1, 1998 and ending on the fifth day prior to the day of giving notice of conversion ("Reference Period") at a conversion price equal to the average market price over the Reference Period, but in no event less than $7.50 per share. All such shares were converted into Common Stock on March 30, 1998.

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

     In October 1997, the Company acquired the Child Guidance and Remco trademarks, under which the Company expects to market pre-school toys and metal trucks, respectively. Such lines contributed nominally in 1997, but are expected to contribute more significantly to operations in 1998.

     The toys sold by the Company are currently primarily produced by non-affiliated manufacturers located in China on letter of credit basis or on open account and are shipped F.O.B. Hong Kong. These methods allow the Company to keep certain operating costs down and reduce working capital requirements. However, through the Company's Road Champs division, a portion of the Company's sales are made on a domestic basis, for which the Company holds certain inventory in its New Jersey facility. To date, substantially all of the Company's sales have been to domestic customers. The Company intends to expand distribution of its products internationally.

     The Company's products are generally acquired from others or developed for the Company by non-affiliated third parties, thus minimizing operating costs. Royalties payable to such developers generally range from 1% to 6% of the wholesale sales price for each unit of a product sold by the Company.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales. As indicated, the data is based on twelve month results for each year presented. The 1995 data reflects the pro forma combined results of Justin and the Company as though the Justin Acquisition was effective January 1, 1995, and the 1996 and 1997 data relates exclusively to the Company's operations:

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                PRO FORMA     ACTUAL     ACTUAL
                                                                  1995         1996       1997
                                                                ---------     ------     ------
          Net sales...........................................    100.0%      100.0%     100.0%
          Cost of sales.......................................     68.2        60.0       61.7
                                                                  -----       -----      -----
          Gross profit........................................     31.8        40.0       38.3
          Selling, general and administrative expenses........     24.0        30.0       28.4
                                                                  -----       -----      -----
          Income from operations..............................      7.8        10.0        9.9
          Other income (expense)..............................      0.2          --       (0.8)
          Interest, net.......................................     (0.1)        1.1       (0.9)
                                                                  -----       -----      -----
          Income before income taxes..........................      7.9        11.1        8.2
          Provision for income taxes..........................      1.6         1.3        1.6
                                                                  -----       -----      -----
            Net income........................................      6.3%        9.8%       6.6%
                                                                  =====       =====      =====

YEARS ENDED DECEMBER 31, 1997 AND 1996

     Net Sales. Net sales were $41.9 million in 1997, an increase of $29.8 million, or 248% over $12.1 million in 1996. The significant growth in net sales was due primarily to the continuing growth of the WWF action figure product line with its expanded product offerings and frequent character releases, as well as to the contribution made by Road Champs' sales of die-cast toy and collectible vehicles, which have been included from the effective day of the acquisition, February 1, 1997. The Company's holiday doll line performed comparably with the prior year and its new line of radio controlled vehicle made modest contributions to net sales in 1997.

    Gross Profit. Gross profits were $16.1 million, or 38.3% of net sales, in 1997. This represents an increase of approximately 233% over gross profits of $4.8 million, or 40.0% of net sales, in 1996. The overall increase in gross profit is attributable to the significant increase in net sales. The decline in the gross profit margin of 1.7% of net sales is due in part to the changing product mix, which includes products, such as Road Champs and radio controlled vehicles, with lower margins than some of the Company's other products.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses were $11.9 million in 1997 and $3.6 million in 1996, constituting 28.4% and 30.0% of net sales, respectively. The overall significant increase of $8.3 million in such costs is due in large part to the costs associated with the infrastructure added in connection with the Road Champs Acquisition, with its sales, administration and warehousing operations in the United States and Hong Kong. The Company has since combined the operations in Hong Kong with that of its existing operations and may achieve other efficiencies in its operations. As expected, selling, general and administrative expenses decreased as a percentage of net sales due in part to the fixed nature of certain of these expenses. The overall dollar increase was also due to the significant increase in net sales with its proportionate impact on variable selling costs such as freight and shipping related expenses, sales commission and travel expenses, among others. Additionally, the Company produced television commercials in support of several of its products including WWF action figures and radio controlled vehicles. From time to time, the Company may increase its advertising efforts, including the use of more expensive advertising media such as television if the Company deems it appropriate for particular products. Such advertising costs may be substantial, and there is no certainty as to the effectiveness of such advertising or whether any resultant sales would be sufficient to cover such costs.

    Interest, net. The Company had significantly higher interest-bearing obligations in 1997 than in 1996 with its convertible debentures and seller note issued to partially fund and as part of the Road Champs Acquisition. In addition, the Company had lower average cash balances during 1997 than in 1996 due to significant cash payments made and the working capital employed in connection with the Road Champs Acquisition.

    Provision for Income Taxes. Provision for income taxes include state and foreign income taxes in 1997 and also include a tax benefit generated by operating losses for Federal and state purposes in 1996. The Company's earnings were subject to effective tax rates of 18.8% and 12.2% in 1997 and 1996, respectively, benefiting from a flat 16.5% Hong Kong Corporation Tax on its income arising in, or derived from, Hong Kong. At December 31, 1997, the Company had Federal and state net operating loss carryforwards of $727,000 and $306,000, respectively, available to offset future taxable income. The carryforwards generally expire through 2012 and may be subject to annual limitations as a result of changes in the Company's ownership. There can be no assurances that changes in ownership in future periods or any future losses will not significantly limit the Company's use of the net operating loss carryforwards. In addition, no valuation allowance for its deferred tax assets, amounting to approximately $258,000 at December 31, 1997, has been provided for since, in the opinion of management, realization of the future benefit is probable. In making this determination, management considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

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

     Gross Profit. Gross profits were $4.8 million, or 40.0% of net sales, in 1996. This represented an increase of approximately 148% over gross profits of $1.9 million, or 31.8% of net sales, in 1995. This increase was due primarily to increasing sales of new products featuring licensed characters and properties with higher after-royalty margins.

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

                                      1995
                                  PRO FORMA(1)                         1996                                 1997
                         -------------------------------   -------------------------------   -----------------------------------
                         1ST     2ND      3RD      4TH     1ST     2ND      3RD      4TH      1ST      2ND       3RD       4TH
                         ----   ------   ------   ------   ----   ------   ------   ------   ------   ------   -------   -------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..............  $219   $1,634   $3,769   $2,309   $835   $2,382   $4,458   $4,377   $5,235   $8,059   $15,919   $12,732
Gross profit...........    72      501      989      958    418      839    1,804    1,760    1,911    3,203     6,620     4,336
Income (loss) before
  income taxes.........   (91)     163      436      115    (42)     195      730      460      124      604     1,908       793
Net income (loss)......   (76)     136      359       78     20      202      628      330      203      457     1,455       671

                                               (IN PERCENTAGES OF NET SALES)
                                      1995
                                  PRO FORMA(1)                            1996                               1997
                         -------------------------------    --------------------------------   --------------------------------
                          1ST      2ND      3RD     4TH      1ST      2ND      3RD      4TH     1ST      2ND      3RD      4TH
                         -----    -----    -----   -----    -----    -----    -----    -----   -----    -----    -----    -----
Net sales..............  100.0%   100.0%   100.0%  100.0%   100.0%   100.0%   100.0%   100.0%  100.0%   100.0%   100.0%   100.0%
Gross profit...........   32.9     30.7     26.2    41.5     50.1     35.2     40.5     40.2    36.5     39.7     41.6     34.1
Income (loss) before
  income taxes.........  (41.6)    10.0     11.6     5.0     (5.0)     8.2     16.4     10.5     2.4      7.5     12.0      6.2
Net income (loss)......  (34.7)     8.3      9.5     3.3      2.4      8.5     14.1      7.5     3.9      5.7      9.1      5.3

---------------

(1) Pro forma results include Justin's results as though the acquisition took place as of January 1, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, the Company had working capital of $3.4 million, as compared to $7.8 million as of December 31, 1996. Such decrease was primarily attributable to the significant disbursements of cash consideration in connection with the Road Champs and Child Guidance/Remco Acquisitions in February 1997 and October 1997, respectively, though offset by the net proceeds received from the issuance of the 9% convertible debentures and the 4% convertible preferred stock.

     Operating activities provided net cash of $3.2 million in 1997 as compared to having used $0.5 million in 1996. Net cash was provided primarily by net income and non-cash charges, though offset in part, by changes in operating assets and liabilities. At December 31, 1997, the Company had cash and cash equivalents of $2.5 million.

     The Company's investing activities have used net cash of $24.4 million in 1997, as compared to $1.3 million in 1996, consisting primarily of the purchase of trademarks in connection with the acquisitions of Road Champs and Child Guidance/Remco and goodwill in connection with the acquisition of Road Champs, as well as molds and tooling used in the manufacture of the Company's products. In 1996, the Company's investing activities used cash principally for the purchase of molds and tooling. As part of the Company's strategy to develop and market new products, the Company has entered into various character and product licenses with royalties of 1% to 10% payable on net sales of such products. As of January 1, 1998, these agreements require future aggregate minimum guarantees of $2.0 million, exclusive of $0.3 million in advances already paid.

     The Company's financing activities have provided net cash of $17.4 million in 1997, consisting of the issuance of the 4% Convertible Preferred Stock in October 1997, which provided $6.8 million, net of offering costs, the placement of the 9% convertible debentures in January 1997, which provided $5.5 million, net of offering costs, and various notes and other debt issued in connection with the Company's acquisitions in 1997, less approximately $5.2 million in debt repaid.

     In January 1997, the Company received net proceeds of approximately $5.5 million, net of issuance costs, from the issuance of $6.0 million in convertible debentures which are convertible into 1,043,478 shares of Common Stock at a conversion price of $5.75 per share, subject to anti-dilution provisions. Such debentures bear interest at 9% per annum, payable monthly, and are due in December 2003.

     In February 1997, the Company acquired Road Champs for approximately $11.7 million. Consideration paid at closing was approximately $4.7 million in cash plus the issuance of $1.5 million (198,020 shares) of Common Stock. The balance of the cash consideration ($5.5 million) was payable during the twelve-month period ending in February 1998. This acquisition provided the Company with immediate significant growth in the mini vehicle product category with Road Champs product line of die cast collectible and toy vehicles. Assets included in the purchase were molds and tooling, office and warehouse equipment and other operating assets, as well as license agreements, trade name and goodwill.

     In October 1997, the Company acquired the Child Guidance and Remco trademarks for approximately $13.4 million. Consideration paid at closing was $10.6 million in cash plus the issuance of a note payable in the amount of $1.2 million, which is payable in five quarterly installments ending December 31, 1998 and bears interest at 10% per annum. In addition, the Company incurred legal and accounting fees of approximately $0.3 million and reserves of $1.3 million. This acquisition provided the Company with immediate expanded growth in the toy vehicle category, which complements the collectible and toy nature of the Road Champs line. In addition, the Child Guidance enabled the Company to enter the pre-school toy category with a quality name. The acquisition was funded in part by the issuance of the Company's 4% convertible preferred stock, which were converted to the Company's common stock on March 30, 1998. Also in connection with this acquisition, the Company entered into a manufacturing and supply agreement whereby the seller of the trademarks will provide the tools and other manufacturing resources for the production of products under the trademarks. Such agreement provides for payments to the seller of four quarterly payments of $110,000 followed by six quarterly payments of $160,000 commencing on December 31, 1997.

     In October, 1997, the Company entered into a credit facility agreement with Norwest Bank Minnesota, N.A. which provides the Company's Hong Kong subsidiaries with a working capital line of credit and letters of credit for the purchase of products and the operation of the subsidiaries. The facility has an overall limit of $5.0 million, but is subject other limitations based on advance rates on letters of credit and open accounts receivable. As of December 31, 1997, aggregate advances under the facility amounted to approximately $0.1 million.

     On April 1, 1998, the Company received $4.8 million in net proceeds from the issuance of shares of its 7% Convertible Preferred Stock to two investors in a private placement, which are convertible into 558,659 shares of the Company's Common Stock at a conversion price of $8.95 per share. The use of proceeds is for working capital and general corporate purposes.

     Many computer systems process dates in application software and data files based on two digits for the year of a transaction rather than a full four digits. These systems are unable to properly process dates in the year 2000. The Company has developed plans to address the impact of replacing or modifying its key financial information and operational systems to deal with this issue. Several new information technologies have been and are being installed to achieve further productivity and cost improvements. These systems will be year 2000 compliant. The Company believes that all systems necessary to manage the business effectively will be replaced, modified or upgraded before the year 2000. Because of the system replacement and business reeingineering expenditures currently underway, the Company believes the costs to modify current systems to be year 2000 compliant will not be significant to the Company's financial results.

     The Company believes that its cash flow from operations, cash on hand and the net proceeds from the issuance of the 7% Convertible Preferred Stock, together with the availability on the Norwest facility, will be sufficient to meet working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet its anticipated operating needs for the foreseeable future. Although operating activities are expected to provide cash, to the extent the Company grows significantly in the future, its operating and investing activities may use cash and, consequently, such growth may require the Company to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, if at all.

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

RECENT ACCOUNTING PRONOUNCEMENT

     The Financial Accounting Standards Board issued a new standard, SFAS No. 128, "Earnings per Share," which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This statement establishes simplified standards for computing and presenting earnings per share (EPS). It requires dual presentation of basic and diluted EPS on the face of the income statement of entities with complex capital structures and disclosures of the calculation of each EPS amount.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements begin on the following page.

                          INDEPENDENT AUDITORS' REPORT

The Stockholders
JAKKS Pacific, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of JAKKS Pacific, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JAKKS Pacific, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

PANNELL KERR FORSTER
Certified Public Accountants
A Professional Corporation

February 12, 1998, except for note 17,
  for which the date is April 1, 1998

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
Current assets
  Cash and cash equivalents.................................  $ 2,535,925    $ 6,355,260
  Accounts receivable, net of allowance for doubtful
    accounts of $51,153 and nil for 1997 and 1996,
    respectively............................................    8,735,528      2,420,470
  Inventory.................................................    1,948,250        140,105
  Deferred product development costs........................      807,603        515,870
  Prepaid expenses and other................................      632,315        450,107
  Advanced royalty payments.................................      252,603        276,000
  Due from officers.........................................       15,112        120,030
                                                              -----------    -----------
         Total current assets...............................   14,927,336     10,277,842
Property and equipment
  Office furniture and equipment............................      217,786        121,305
  Molds and tooling.........................................    3,647,638      1,350,949
  Leasehold improvements....................................       90,432          4,808
                                                              -----------    -----------
         Total..............................................    3,955,856      1,477,062
  Less accumulated depreciation and amortization............    1,099,207        277,265
                                                              -----------    -----------
         Net property and equipment.........................    2,856,649      1,199,797
Deferred offering and acquisition costs.....................      626,713         85,301
Intangibles and deposits, net...............................      318,511         91,776
Deferred income taxes.......................................           --          7,531
Goodwill, net...............................................   10,695,488      2,537,697
Trademarks, net.............................................   14,180,118             --
                                                              -----------    -----------
         Total assets.......................................  $43,604,815    $14,199,944
                                                              ===========    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $ 4,266,456    $ 1,610,987
  Accrued expenses..........................................    2,467,246        205,087
  Reserve for returns and allowances........................    1,860,821        175,000
  Current portion of debt...................................    2,361,076        190,008
  Income taxes payable......................................      603,614        272,605
                                                              -----------    -----------
         Total current liabilities..........................   11,559,213      2,453,687
Long-term portion of debt...................................    6,000,000             --
Deferred income taxes.......................................       86,896             --
                                                              -----------    -----------
         Total liabilities..................................   17,646,109      2,453,687
                                                              -----------    -----------
Commitments and contingencies
Stockholders' equity
  Common stock, $.001 par value; 25,000,000 shares
    authorized; issued and outstanding 4,942,094 and
    3,984,949 shares, respectively..........................        4,942          3,985
  Convertible preferred stock, $.001 par value; 5,000 shares authorized; issued and outstanding 3,525 and nil,
    respectively............................................            4             --
  Additional paid-in capital................................   21,693,061     10,321,295
  Retained earnings.........................................    4,402,636      1,616,140
                                                              -----------    -----------
                                                               26,100,643     11,941,420
  Less unearned compensation from grant of options..........      141,937        195,163
                                                              -----------    -----------
         Total stockholders' equity.........................   25,958,706     11,746,257
                                                              -----------    -----------
         Total liabilities and stockholders' equity.........  $43,604,815    $14,199,944
                                                              ===========    ===========

                See notes to consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
Net sales...................................................  $41,944,921    $12,052,016
Cost of sales...............................................   25,874,784      7,231,296
                                                              -----------    -----------
Gross profit................................................   16,070,137      4,820,720
Selling, general and administrative expenses................   11,895,260      3,611,471
                                                              -----------    -----------
Income from operations......................................    4,174,877      1,209,249
Interest expense............................................      687,341         63,171
Other (income) expense......................................       58,091       (196,966)
                                                              -----------    -----------
Income before provision for income taxes....................    3,429,445      1,343,044
Provision for income taxes..................................      642,949        163,275
                                                              -----------    -----------
Net income..................................................  $ 2,786,496    $ 1,179,769
                                                              ===========    ===========
Basic earnings per share....................................  $       .60    $       .36
                                                              ===========    ===========
Diluted earnings per share..................................  $       .52    $       .34
                                                              ===========    ===========

                See notes to consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           DECEMBER 31, 1997 AND 1996

                                                                                                       UNEARNED
                                           CONVERTIBLE    PAR                                        COMPENSATION
                               COMMON       PREFERRED    VALUE            ADDITIONAL                     FROM           TOTAL
                               SHARES        SHARES       PER    STOCK      PAID-IN      RETAINED       GRANT       STOCKHOLDERS'
                             OUTSTANDING   OUTSTANDING   SHARE   AMOUNT     CAPITAL      EARNINGS     OF OPTIONS       EQUITY
                             -----------   -----------   -----   ------   -----------   ----------   ------------   -------------
Balance, December 31,
  1995.....................   2,000,000          --      $.001   $2,000   $ 1,624,238   $  436,371    $(212,905)     $ 1,849,704
Issuance of common stock
  for cash.................   1,502,000          --       .001    1,502     7,652,761           --           --        7,654,263
Issuance of common stock
  from bridge financing
  conversion...............     469,300          --       .001      469     1,044,310           --           --        1,044,779
Issuance of common stock in
  partial consideration for
  purchase of toy business
  assets...................      13,649          --       .001       14           (14)          --           --               --
Earned compensation from
  grant of options.........          --          --         --       --            --           --       17,742           17,742
Net income.................          --          --         --       --            --    1,179,769           --        1,179,769
                              ---------       -----      -----   ------   -----------   ----------    ---------      -----------
Balance, December 31,
  1996.....................   3,984,949          --       .001    3,985    10,321,295    1,616,140     (195,163)      11,746,257
Issuance of common stock
  for cash.................     690,000          --       .001      690     2,921,063           --           --        2,921,753
Exercise of options........      69,125          --       .001       69       132,555           --           --          132,624
Issuance of common stock in
  partial consideration for
  purchase of toy
  business.................     198,020          --       .001      198     1,499,802           --           --        1,500,000
Issuance of convertible
  preferred stock for
  cash.....................          --       3,525       .001        4     6,818,346           --           --        6,818,350
Earned compensation from
  grant of options.........          --          --         --       --            --           --       53,226           53,226
Net income.................          --          --         --       --            --    2,786,496           --        2,786,496
                              ---------       -----      -----   ------   -----------   ----------    ---------      -----------
Balance, December 31,
  1997.....................   4,942,094       3,525      $.001   $4,946   $21,693,061   $4,402,636    $(141,937)     $25,958,706
                              =========       =====      =====   ======   ===========   ==========    =========      ===========

                See notes to consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                                ---------------------------
                                                                    1997           1996
                                                                ------------    -----------
Cash flows from operating activities:
  Net income................................................    $  2,786,496    $ 1,179,769
                                                                ------------    -----------
  Adjustments to reconcile net income to net cash provided
    (used) by operating activities
    Depreciation and amortization...........................       1,605,226        338,032
    Earned compensation from stock option grants............          53,226         17,742
    Loss on disposal of property and equipment..............         328,139             --
    Changes in operating assets and liabilities
       Accounts receivable..................................      (6,315,058)    (1,844,981)
       Inventory............................................      (1,808,145)       (53,977)
       Prepaid expenses and other...........................        (450,545)      (973,076)
       Accounts payable.....................................       2,655,469        899,929
       Accrued expenses.....................................       2,262,159         27,049
       Income taxes payable.................................         331,009        191,622
       Reserve for returns and allowances...................       1,685,621       (285,513)
       Deferred income taxes................................          94,427        (40,186)
                                                                ------------    -----------
         Total adjustments..................................         441,528     (1,723,359)
                                                                ------------    -----------
         Net cash provided (used) by operating activities...       3,228,024       (543,590)
                                                                ------------    -----------
Cash flows from investing activities:
  Deferred costs............................................              --        (85,300)
  Property and equipment....................................      (2,934,935)    (1,058,654)
  Due from officers.........................................         104,918       (120,030)
  Other assets..............................................        (241,572)       (49,129)
  Trademarks................................................     (14,352,556)            --
  Cash paid in excess of cost over toy business assets
    acquired (goodwill).....................................      (7,006,753)            --
                                                                ------------    -----------
         Net cash used by investing activities..............     (24,430,898)    (1,313,113)
                                                                ------------    -----------
Cash flows from financing activities:
  Proceeds from sale of common stock........................       2,946,603      7,669,263
  Proceeds from convertible preferred stock, net............       6,818,350             --
  Proceeds from debt........................................      13,413,659      1,104,694
  Repayments of note payable to officer.....................              --       (382,816)
  Proceeds from stock options exercised.....................         132,624             --
  Repayments of debt........................................      (5,245,665)      (260,930)
  Deferred financing costs..................................        (682,032)            --
                                                                ------------    -----------
         Net cash provided by financing activities..........      17,383,539      8,130,211
                                                                ------------    -----------
Net increase (decrease) in cash and cash equivalents........      (3,819,335)     6,273,508
Cash and cash equivalents, beginning of year................       6,355,260         81,752
                                                                ------------    -----------
Cash and cash equivalents, end of year......................    $  2,535,925    $ 6,355,260
                                                                ============    ===========
Cash paid during the period for:
  Interest..................................................    $    648,187    $    49,638
                                                                ============    ===========
  Income taxes..............................................    $    217,213    $    11,839
                                                                ============    ===========

 See note 16 for additional supplemental information to consolidated statements of cash flows.

                See notes to consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

NOTE 1 -- PRINCIPAL INDUSTRY

     JAKKS Pacific, Inc. (the "Company"), a Delaware corporation, is engaged in the development and marketing of toys and children's electronics products, some of which are based on highly-recognized entertainment properties and character licenses. The Company commenced operations in July 1995 through the purchase of substantially all of the assets of a Hong Kong toy company. The Company is marketing its product lines domestically and internationally.

     The Company was incorporated under the laws of the State of Delaware in January 1995.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of consolidation

     The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. In consolidation, all significant intercompany balances and transactions are eliminated.

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

  Revenue recognition

     Revenue of the Company's products is recognized upon shipment to its customers. The Company provides an allowance for estimated markdowns and defective returns at the time of sales.

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

  Deferred offering, financing and acquisition costs

     During 1997, financing costs were incurred in obtaining a line of credit facility. The deferred financing costs are being amortized over the term of the credit facility.

     During 1996, costs incurred for a follow-on-offering, debenture notes offering, and certain acquisition costs were deferred. The deferred acquisition costs were reclassified to investment costs upon completion of

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

the Road Champs, Inc. acquisition. The debenture notes deferred offering costs are being amortized over the term of the notes, or will be written off upon conversion (note 8).

     In 1995, offering costs incurred directly related to the issuance of convertible promissory notes pursuant to its private offering and costs incurred directly related to its public offering were capitalized. The Company completed the private offering and public offering in February and May 1996, respectively, and offset these deferred offering costs against the respective proceeds received.

  Inventory

     Inventory is valued at the lower of cost (first-in, first-out) or market.

  Fair value of financial instruments

     The Company's cash and cash equivalents, accounts receivable and notes payable represent financial instruments. The carrying value of the these financial instruments is a reasonable approximation of fair value.

  Property and equipment

     Property and equipment are stated at cost and are being depreciated using the straight-line method over their estimated useful lives as follows:

Personal computers................  5 years
Office equipment..................  5 years
Furniture and fixtures............  5 years
Molds and tooling.................  3 -- 4 years
Leasehold improvements............  Shorter of length of lease or 10 years

  Advertising

     Production costs of commercials and programming are charged to operations in the year during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the year incurred. Advertising expense for the years ended December 31, 1997 and 1996 was approximately $1,304,000 and $22,000, respectively.

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

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

  Translation of foreign currencies

     Monetary assets and liabilities denominated in Hong Kong dollars are translated into United States dollars at the rates of exchange ruling at the balance sheet date. Transactions during the period are translated at the rates ruling at the dates of the transactions.

     Profits and losses resulting from the above translation policy are recognized in the consolidated statement of operations.

  Goodwill

     Goodwill represents the excess purchase price paid over the fair market value of the assets of acquired toy companies. Goodwill is being amortized over 30 years on a straight-line basis. Accumulated amortization at December 31, 1997 and 1996, totaled $482,263 and $133,301, respectively.

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

  Intangible assets

     Intangible assets consist of organizational costs, product technology rights and trademarks. Intangible assets are amortized on a straight-line basis, over five to thirty years, the estimated economic lives of the related assets. Accumulated amortization as of December 31, 1997 and 1996 was $192,606 and $10,834, respectively.

  Reserve for Returns and Allowances

     The Company provides allowances for estimated sales returns and allowances at the time of sales.

  Reverse stock split

     The Company effected a reverse split of its common stock in 1996 of approximately one-for-1.843333. All common stock and common stock equivalent shares and per share amounts have been adjusted retroactively to give effect to the reverse stock split.

  Earnings per share

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This statement, which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, establishes simplified standards for computing and presenting earnings per share (EPS). It requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and disclosures of the calculation of each EPS amount.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

                                                 1997                                 1996
                                  ----------------------------------   ----------------------------------
                                               WEIGHTED                             WEIGHTED
                                                AVERAGE                              AVERAGE
                                    INCOME      SHARES     PER-SHARE     INCOME      SHARES     PER-SHARE
                                  ----------   ---------   ---------   ----------   ---------   ---------
Basic EPS
Net Income available to common
  stockholders..................   2,786,496   4,621,369     $.60      $1,179,769   3,284,432     $.36
                                                             ----                   ---------
Effect of dilutive securities
Options and warrants............          --     274,336                       --     219,335
9% convertible debentures.......     363,286   1,023,411                       --          --
4% convertible preferred
  stock.........................          --     175,904                       --          --
                                  ----------   ---------               ----------   ---------
Diluted EPS
Income available to common
  stockholders plus assumed
  conversions...................  $3,149,782   6,095,020     $.52      $1,179,769   3,503,767     $.34
                                  ==========   =========     ====      ==========   =========     ====

NOTE 3 -- ACQUISITIONS

     Effective July 1, 1995, the Company acquired substantially all of the assets constituting the toy business of Justin Products Limited, a Hong Kong Corporation (JPL). Total consideration paid of $2,965,353 consisted of cash, assumption of liabilities and the issuance of 89,600 shares of the Company's common stock.

     Other consideration included percentage payments equal to 5% of the net sales of the acquired product lines during each of the calendar years 1995, 1996, and 1997, with minimums of $250,000 for each of 1997 and 1996, and 2.5% of the net sales of the acquired product lines during each of the calendar years 1998 and 1999. Such percentage payments are subject to offset against $500,000 in cash consideration paid. The 1996 minimum percentage payment has been discounted at 10% and is presented at net as a long-term liability (note 8). Percentage payments for the year ended December 31, 1997 and 1996 amounted to $2,816 and $250,000, respectively.

     The assets acquired from JPL were as follows:

Furniture and fixtures...................................  $   47,500
Office equipment.........................................      12,500
Molds....................................................     250,000
Goodwill.................................................   2,655,353
                                                           ----------
          Total assets acquired..........................  $2,965,353
                                                           ==========

     On February 6, 1997, the Company acquired all of the stock of Road Champs, Inc. (RCI) and all of the operating assets of an affiliated company for $11,723,924. Consideration paid at closing was $4,719,413 in cash plus the issuance of $1,500,000 (198,020 shares) of the Company's common stock. The balance of the adjusted purchase price of $3,079,026 is to be paid in three equal installments, with the third installment payable one year after the closing of the transactions, all of which bear interest at a rate of 7% per annum. In addition, the payment for inventory of $2,188,778, without interest, is payable within 30 days of shipment to customers and the balance was payable no later than August 6, 1997, and a payment of $1,009,225 was due on May 6, 1997. Professional fees totaling $236,707 were incurred as part of the acquisition costs. Outstanding balances will be secured by all acquired shares and assets, however, they will be subordinated to the debentures notes payable due December 31, 2003 (note 8).

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

     The assets acquired and liabilities assumed from Road Champs, Inc. were as follows:

Inventory, net of reserve of $200,000...................  $ 1,956,358
Prepaids................................................      226,881
Property and equipment..................................      694,788
Deposits................................................      105,461
Trademarks..............................................    1,000,000
Goodwill................................................    8,506,753
Liabilities assumed.....................................     (766,317)
                                                          -----------
          Total assets acquired.........................  $11,723,924
                                                          ===========

     The following unaudited pro forma information represents the Company's consolidated results of operations as if the acquisition of RCI had occurred on January 1, 1996 and after giving effect to certain adjustments including the elimination of other income and expense items not attributable to on-going operations, interest and depreciation expense, and related tax effects. Such pro forma information does not purport to be indicative of operating results that would have been reported had the acquisition of RCI occurred on January 1, 1996 or future operating results.

                                                     YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                       1997           1996
                                                    -----------    -----------
Net sales.........................................  $42,562,160    $27,562,627
                                                    ===========    ===========
Net income........................................  $ 2,587,951    $ 2,490,352
                                                    ===========    ===========
Basic earnings per share..........................  $       .55    $       .72
                                                    ===========    ===========
Diluted earnings per share........................  $       .48    $       .53
                                                    ===========    ===========

     On October 24, 1997, the Company acquired the right, title and interest in and to the Remco and Child Guidance (R&CG) trademarks, and all registrations and applications for registration thereof, throughout the world. Total costs of the trademarks included:

Cash....................................................  $10,600,000
Promissory note.........................................    1,200,000
Liabilities assumed.....................................    1,350,000
Professional service fees...............................      202,556
                                                          -----------
                                                          $13,352,556
                                                          ===========

     The total purchase price paid the seller was the cash and promissory note for a total of $11,800,000. The liabilities assumed include a reserve for returns and allowances of $750,000, and a reserve of $600,000, that represents the Company's contributions to the sellers settlement with its Hong Kong representative agent for early termination of its service contract, due to sale of trademarks. Costs incurred in professional service fees of $202,556 is attributed to executing the acquisition of the trademarks. The Company also entered into a firm price commitment, manufacturing and supply agreement with seller (note 12).

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

                               DECEMBER 31, 1997

     The Company performs on-going credit evaluations of its customers financial condition but does not require collateral to support customer receivables. Most goods are sold on irrevocable letter of credit basis.

     Included in the Company's consolidated balance sheets at December 31, 1997 and 1996, are the Company's operating net assets, most of which are located in facilities in Hong Kong and China and which total $8,948,131 and $3,531,379, for 1997 and 1996, respectively.

NOTE 5 -- DUE FROM OFFICERS

     Due from officers represents balances of $15,112, and of $65,000 and $55,030, at December 31, 1997 and 1996, respectively, due from two of the Company's officers. The $15,112 and $55,030 for 1997 and 1996, respectively, are due on demand and bear no interest. The amount of $65,000 is for two notes receivable, $25,000 and $40,000 that were due on the earlier of August 27 and September 20, 1997, respectively, or immediately upon the termination of the officer's employment with the Company for any reason; the notes receivable carried interest of approximately 6% per annum.

NOTE 6 -- ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                          1997         1996
                                                       ----------    --------
Bonuses..............................................  $  254,737    $107,444
Trademarks acquisition reserve.......................     600,000          --
Interest expense.....................................      37,607      18,564
Royalties and commissions............................   1,130,512      78,060
Hong Kong subsidiaries accruals......................     384,747          --
Other................................................      59,643       1,019
                                                       ----------    --------
                                                       $2,467,246    $205,087
                                                       ==========    ========

NOTE 7 -- RELATED PARTY TRANSACTIONS

     A director of the Company is a partner in the law firm that acts as counsel to the Company. The Company paid legal fees to the law firm in the amount of approximately $151,000 in 1997, and $270,000 in 1996. Also see note 5 for other related party transactions.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

NOTE 8 -- LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                   1997        1996
                                                                ----------   --------
Convertible debenture loans, interest on the principal
  amounts outstanding at 9% per annum with the first monthly installment payable on February 1, 1997. If not sooner
  redeemed or converted into common stock, the debenture
  shall mature on December 31, 2003. Commencing on December
  31, 1999, mandatory monthly principal redemption
  installments are to be made in the amount of $10 per
  $1,000 of the then remaining principal amount of the
  debenture. Such debentures are convertible into 1,043,478
  shares of the Company's common stock at $5.75 per share.
  The debentures are secured by all outstanding shares of
  the Company's wholly-owned subsidiaries, and substantially
  all operating assets of the Company (note 2)..............    $6,000,000   $     --
Note payable, due in five quarterly principal installments
  of $240,000 starting December 31, 1997, with interest at
  10% per annum. The note is secured by the Child
  Guidance/Remco trademarks.................................     1,200,000         --
Note payable, due in three principal payments with the final installment due February 6, 1998, with interest at 7% per
  annum. The note is secured by RCI assets..................     1,046,376         --
Line of credit facility (note 12)...........................       114,700         --
Asset purchase obligation, net of amount representing
  interest of $1,547........................................            --    190,008
                                                                ----------   --------
                                                                 8,361,076    190,008
Less current portion........................................     2,361,076    190,008
                                                                ----------   --------
Long-term portion of debt...................................    $6,000,000   $     --
                                                                ==========   ========

NOTE 9 -- INCOME TAXES

     The provision for income taxes differs from the expense that would result from applying Federal statutory rates to income before taxes because of the inclusion of a provision for state income taxes and the income of the Company's foreign subsidiaries is taxed at a rate of 16.5% applicable in Hong Kong. In addition, the provision includes deferred income taxes resulting from adjustments in the amount of temporary differences.

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

     The Company does not file a consolidated return with its foreign subsidiaries. The Company files Federal and state returns and its foreign subsidiaries file Hong Kong returns. Income taxes reflected in the accompanying consolidated statements of operations is comprised of the following:

                                                            1997       1996
                                                          --------   ---------
Federal.................................................  $     --   $      --
State and local.........................................    26,000       1,350
Hong Kong...............................................   522,522     277,994
                                                          --------   ---------
                                                           548,522     279,344
Deferred................................................    94,427    (116,069)
                                                          --------   ---------
                                                          $642,949   $ 163,275
                                                          ========   =========

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

     As of December 31, 1997, the Company has Federal and state net operating loss carryovers of approximately $727,000 and $306,000, respectively, available to offset future taxable income. The carryovers expire through 2012.

Deferred tax assets resulting from deductible temporary
  differences from loss carryforwards, noncurrent........  $258,239   $145,692
Deferred tax liabilities resulting from taxable temporary
  differences, noncurrent................................  (345,135)  (138,161)
                                                           --------   --------
                                                           $(86,896)  $  7,531
                                                           ========   ========

     The Company's management concluded that a deferred tax asset valuation allowance as of December 31, 1997, was not necessary.

     A reconciliation of the statutory United States Federal income tax rate to the Company's effective income tax rate is as follows:

                                                              1997      1996
                                                              ----      ----
Statutory income tax rate...................................   35%       35%
State and local income taxes, net of Federal income tax
  effect....................................................    1         1
Effect of net operating loss carryovers.....................  (35)      (40)
Income taxes on foreign earnings at rates other than the
  United States statutory rate not subject to United States
  income taxes..............................................   18        16
                                                              ---       ---
                                                               19%       12%
                                                              ===       ===

     The components of earnings before income taxes are as follows:

                                                         1997          1996
                                                      ----------    ----------
Domestic............................................  $   16,216    $ (360,040)
Foreign.............................................   3,413,229     1,703,084
                                                      ----------    ----------
                                                      $3,429,445    $1,343,044
                                                      ==========    ==========

NOTE 10 -- LEASES

     The Company leases office facilities and certain equipment under operating leases. The following is a schedule of minimum lease payments. Rent expense for the years ended December 31, 1997 and 1996 totalled $582,766 and $182,690, respectively.

1998.............................  $  417,158
1999.............................     257,652
2000.............................     255,752
2001.............................     207,816
2002.............................     147,980
Thereafter.......................      22,660
                                   ----------
                                   $1,309,018
                                   ==========

NOTE 11 -- COMMON STOCK AND PREFERRED STOCK

     All references to the number of shares of the Company's common stock and per share amounts have been retroactively restated on the accompanying consolidated financial statements to reflect the effect of the approximately one-for-1.843333 reverse stock split.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

     The Company has 25,005,000 authorized shares of stock consisting of 25,000,000 shares of $.001 par value common stock and 5,000 shares of $.001 par value preferred stock.

     During 1997, the Company issued 690,000 shares of its common stock in a public offering. The Company also issued 198,020 shares as partial payment of the RCI acquisition (note 3).

     During 1997, in a private placement, the Company issued 3,525 shares of its 4% Redeemable Convertible Preferred Stock, at a purchase price of $2,000 per share. Holders of the preferred stock are entitled to receive cumulative cash dividends at an annual rate of $80 per share payable as and when declared by the Company's Board of Directors. Commencing on January 1, 1998, each share of preferred stock may be converted, at the option of the holder, into 266 2/3 shares of common stock. At any time on or after April 1, 1998, the preferred stock will be redeemable by the Company at a redemption price of $2,000 per share, plus the amount accrued but unpaid dividends thereon, on 30 days prior written notice. In addition, the preferred stock is convertible into common stock at the option of the Company if the closing price of the common stock equals or exceeds $8.50 per share for ten consecutive trading days within a period of 30 trading days beginning after March 1, 1998 and ending on the fifth day prior to the day of giving notice of conversion (the "Reference Period") at a conversion price equal to the average market price over the Reference Period, but in no event less than $7.50 per share.

     During 1995, the Company issued JPL 75,951 shares of common stock and an additional 13,649 shares in connection with the Company's public offering pursuant to the asset purchase agreement (note 3), and has also issued 27,124 shares, valued at $8,333, to the Company's legal counsel for services rendered.

NOTE 12 -- COMMITMENTS

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

     Future minimum royalty guarantees are as follows:

1998.............................  $1,182,166
1999.............................     859,107
                                   ----------
Total............................  $2,041,273
                                   ==========

     The Company entered into a firm commitment, manufacturing and supply agreement, in connection with the acquisition of the R&CG trademarks purchased in 1997 (note 3). The agreement was entered into with the seller of the trademarks, to obtain from the seller tools and other manufacturing resources of the seller for the manufacture of products, upon request by the Company. The manufacturing and supply agreement has created a firm commitment to the Company for a minimum of $1,400,000. A minimum payment of $110,000 on the agreement is due on December 31, 1997, with three additional payments of $110,000 to follow and six $160,000 payments, thereafter, through March 31, 2000, which is also the date on which the term of the agreement terminates.

     The Company and its subsidiaries are acting as joint and several guarantors to a $5,000,000 conditional, secured, revolving, short-term trade facility available to the Company's Hong Kong wholly-owned subsidiaries. Proceeds on the credit facility are to finance working capital needs and operations, in the normal course of business. At December 31, 1997, there was an unused amount available on the line of credit of $4,885,300, and an outstanding balance of $114,700. Outstanding balances carry interest rates equal to the bank's base rate of interest plus 1% per annum for advances of open accounts receivable, and the banks base rate of interest plus 1/2% for advances received under negotiation of export letters of credit. At December 31, 1997, the credit

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

facility carried interest rates of 9.5% and 9%, respectively. Outstanding balances are collateralized by all assets of the borrower and accounts receivable and inventory of guarantors. The credit facility expires May 31, 1999, unless terminated sooner (note 8).

NOTE 13 -- STOCK OPTION PLAN AND WARRANTS

     Under the Company's amended and restated 1995 stock option plan, the Company has reserved 216,998 shares of the Company's common stock for issuance under the Plan. Under the amended and restated 1995 stock option plan, employees (including officers), nonemployee directors and independent consultants may be granted options to purchase shares of common stock. Prior to the adoption of the Plan in 1995, options for 276,500 shares have been granted at an exercise price of $2.00 per share. The Company has recorded deferred compensation costs and a related increase in paid-in capital of $212,905 for the difference between the grant price and the deemed fair market value of the common stock of $2.77 per share at the date of grant. Such compensation costs will be recognized on a straight-line basis over the vesting period of the options, which is 25% per year commencing twelve months after the grant date of such options. In 1997 and 1996, the fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: risk-free rate of interest of 6%; dividends yield of 0%; and expected lives of 5 years.

     Under a second amendment to the Plan, approved in 1997, the number of the Company's common stock available increased to 750,000 shares from 216,998 shares.

     As of December 31, 1997 and 1996, 219,500 and 91,523 shares were available for future grant, respectively. Additional shares may become available to the extent that options presently outstanding under the Plan terminate or expire unexercised.

     Stock option activity pursuant to the second amended and restated 1995 Plan is summarized as follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                            NUMBER      EXERCISE
                                                           OF SHARES     PRICE
                                                           ---------    --------
Outstanding, December 31, 1995...........................    10,850      $4.50
  Granted................................................   114,625       6.70
  Exercised..............................................        --         --
  Canceled...............................................        --         --
                                                            -------      -----
Outstanding, December 31, 1996...........................   125,475       6.51
  Granted................................................   405,025       9.92
  Exercised..............................................        --         --
  Canceled...............................................        --         --
                                                            -------      -----
Outstanding, December 31, 1997...........................   530,500      $9.12
                                                            =======      =====

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

     Stock option activity outside of the second amended and restated 1995 Plan is summarized as follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                            NUMBER      EXERCISE
                                                           OF SHARES     PRICE
                                                           ---------    --------
Outstanding, December 31, 1995...........................   276,500      $2.00
  Granted................................................    75,000       7.54
  Exercised..............................................        --         --
  Canceled...............................................        --         --
                                                            -------      -----
Outstanding, December 31, 1996...........................   351,500       3.18
  Granted................................................    60,000       6.88
  Exercised..............................................   (69,125)      2.00
  Canceled...............................................        --         --
                                                            -------      -----
Outstanding, December 31, 1997...........................   342,375      $4.07
                                                            =======      =====

     The weighted average fair value of options granted to employees in 1997 and 1996 was $5.01 and $2.30 per share, respectively.

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1997:

                               OUTSTANDING                  EXERCISABLE
                     --------------------------------   --------------------
                                             WEIGHTED               WEIGHTED
                                 WEIGHTED    AVERAGE                AVERAGE
                      NUMBER      AVERAGE    EXERCISE    NUMBER     EXERCISE
OPTION PRICE RANGE   OF SHARES     LIFE       PRICE     OF SHARES    PRICE
------------------   ---------   ---------   --------   ---------   --------
$2.00 -- $10.725      872,825    4.5 years    $7.14      306,292     $5.94

     Had the compensation cost for the Company's Plan been determined on a basis consistent with SFAS No. 123, the Company's net income and earnings per share for 1997 and 1996 would approximate the pro forma amounts below, which are not indicative of future amounts:

                                                   DECEMBER 31, 1997           DECEMBER 31, 1996
                                                ------------------------    ------------------------
                                                AS REPORTED   PRO FORMA     AS REPORTED   PRO FORMA
                                                -----------   ----------    -----------   ----------
SFAS No. 123 charge...........................          --    $  132,895            --    $   18,172
Net income....................................  $2,786,496     2,653,601    $1,179,769     1,161,597
Basic earnings per share......................        0.60          0.57          0.36          0.35
Diluted earnings per share....................        0.52          0.50          0.34          0.33

     In addition, as of December 31, 1997, 360,000 shares were reserved for issuance upon exercise of warrants granted in connection with the Company's Initial Public Offering, follow-on public offering and private placement of convertible debentures exercisable at share prices ranging from $7.475 to $9.375 per share.

NOTE 14 -- PROFIT SHARING PLAN

     Effective January 1, 1997, the Company adopted a 401(k) profit sharing plan and trust (Plan). The Plan is for the exclusive benefit of eligible employees and beneficiaries. Under the Plan, employees may choose to reduce their compensation and have those amounts contributed to the Plan on their behalf. Contributions made to the Plan will be held and invested by the Plan's trustee. The Company will act as the Plan's administrator. The Plan year begins on January 1st and ends on December 31st. Employees' will be eligible to participate in the Plan as of the effective date. Otherwise, employees will be eligible to participate in the Plan after they have completed one year of service. The Company will make matching contributions equal to 50% of the amount of salary reduction deferred. However, in applying the matching percent, only salary reductions up to 10% of compensation will be considered. The Company may also make discretionary contributions to the

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

Plan each year. A participant may elect to defer up to 15% of their compensation each year. However, deferrals in any taxable year may not exceed a dollar limit which is set by law. The limit for 1997 was $9,500. Vesting in the Plan is based on years of service, vesting schedule is as follows:

       YEARS OF SERVICE          PERCENT VESTED
       ----------------          --------------
     1.........................        20%
     2.........................        40
     3.........................        60
     4.........................        80
     5.........................       100

     Participants are always 100% vested in their salary reduction amounts contributed to the Plan.

     The Company has the right to amend and terminate the Plan at any time. As of December 31, 1997, the Plan has not been "qualified" by the provisions of the Internal Revenue Code, and for the year then ended, the Company had contributed $29,735 in matching contributions to the Plan.

NOTE 15 -- MAJOR CUSTOMERS

     Sales to major customers were approximately as follows:

                1997                                         1996
-------------------------------------        -------------------------------------
         AMOUNT            PERCENTAGE                 AMOUNT            PERCENTAGE
         ------            ----------                 ------            ----------
$14,689,000..............     35.0%          $3,398,000...............     28.2%
  3,422,000..............      8.2           1,679,000................     13.9
  3,199,000..............      7.6           1,008,000................      8.4
  2,658,000..............      6.3           847,000..................      7.0
  1,925,000..............      4.6           509,000..................      4.2
------------               -------           -----------                -------
$25,893,000..............     61.7%          $7,441,000...............     61.7%
------------               -------           -----------                -------

NOTE 16 -- SUPPLEMENTAL INFORMATION TO CONSOLIDATED STATEMENTS OF CASH FLOWS

     In 1997, 198,020 shares of common stock valued at $1,500,000 were issued in connection with the acquisition of RCI (note 3).

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

     27,124 shares of common stock valued at $8,333 were issued in consideration for legal services in connection with the Company's organizational start-up during 1995.

NOTE 17 -- SUBSEQUENT EVENTS

     On March 30, 1998, the 3,525 shares outstanding of 4% convertible preferred stock were converted into 939,998 shares of the Company's common stock.

     On April 1, 1998, the Company sold 1,000 shares of 7% cumulative convertible preferred stock to two investors for $4,874,000, net of costs. The shares are initially convertible into common stock at $8.95 per share, or $58,659 shares.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The Company's directors and executive officers are as follows:

                   NAME             AGE                 POSITION WITH THE COMPANY
        --------------------------  ---    ---------------------------------------------------
        Jack Friedman.............   58    Chairman, Chief Executive Officer and President
        Stephen G. Berman.........   33    Chief Operating Officer, Executive Vice President,
                                           Secretary and Director
        Joel M. Bennett...........   36    Chief Financial Officer
        Michael G. Miller.........   50    Director
        Murray L. Skala...........   51    Director
        Robert E. Glick...........   52    Director

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

     Joel M. Bennett joined the Company in September 1995 as Chief Financial Officer. From August 1993 to September 1995, he served in several financial management capacities at Time Warner Entertainment Company, L.P., including Controller of Warner Bros. Consumer Products Worldwide Merchandising and Interactive Entertainment. From June 1991 to August 1993, Mr. Bennett was Vice President and Chief Financial Officer of TTI Technologies, Inc., a direct-mail computer hardware and software distribution company. From 1986 to June 1991, Mr. Bennett held various financial management positions at the Walt Disney Company, including Senior Manager of Finance for the international television syndication and production division.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     To the best of the Company's knowledge, all Forms 3, 4 or 5 required to be filed during the fiscal year ended December 31, 1997 were filed on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Company for the Company's fiscal years ending December 31, 1997, 1996 and 1995 to its Chief Executive Officer and to each of its executive officers whose compensation exceeded $100,000 on an annual basis (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE


                                                      ANNUAL COMPENSATION             LONG-TERM AWARDS
                                              -----------------------------------  ----------------------
                                                                          (e)
                                                                         OTHER        (f)
                                                                         ANNUAL    RESTRICTED
                (a)                               (c)         (d)       COMPEN-      STOCK        (g)
             NAME AND                 (b)       SALARY       BONUS       SATION      AWARDS     OPTIONS
        PRINCIPAL POSITION            YEAR        ($)         ($)         ($)         ($)         ($)
----------------------------------- --------  -----------  ---------   ----------  ----------  ----------
Jack Friedman......................   1997      296,000     130,224       --          --        125,000
  Chairman,                           1996      226,000      53,722(4)    --          --          --
  Chief Executive Officer and         1995(1)    67,000        --         --          --          --
  President
Stephen G. Berman..................   1997      271,000     130,224       --          --        125,000
  Chief Operating Officer,            1996      201,000      53,722(4)    --          --          --
  Executive Vice President            1995(2)    41,667        --         --          --          --
    and Secretary
Joel M. Bennett....................   1997      110,000        --         --          --         30,000
  Chief Financial Officer             1996       85,000      10,200(4)    --          --          --
                                      1995       21,346        --         --          --         66,500

---------------

(1) Mr. Friedman's employment with the Company commenced on September 1, 1995. See "Employment Agreements."

(2) Mr. Berman's employment with the Company commenced on September 1, 1995. See "Employment Agreements."

(3) Mr. Bennett's employment with the Company commenced on September 18, 1995.

(4) Bonuses were earned in 1996 but were paid during 1997.

EMPLOYMENT AGREEMENTS

     The Company has entered into an employment agreement with Mr. Friedman expiring on December 31, 2001. Pursuant to this agreement, Mr. Friedman is employed as Chief Executive Officer and President. The employment agreement provides for employment on a full-time basis and contains a provision that Mr. Friedman will not compete or engage in a business competitive with the current or anticipated business of the Company during the term of the agreement and for a period of one year thereafter, if his employment was terminated prior to December 31, 1997 voluntarily or by the Company for cause, as such term is defined in the employment agreement. Pursuant to such agreement, the Company agreed to pay Mr. Friedman a base salary of $296,000 per annum until December 31, 1997, with increases of $25,000 per annum thereafter and an annual bonus equal to 4% of the Company's pre-tax earnings.

     The Company has entered into an employment agreement with Mr. Berman expiring on December 31, 2001. Pursuant to this agreement, Mr. Berman is employed as Chief Operating Officer, Executive Vice President, and Secretary. The employment agreement provides for employment on a full-time basis and contains a provision that Mr. Berman will not compete or engage in a business competitive with the current or anticipated business of the Company during the term of the agreement and for a period of one year thereafter, if his employment was terminated prior to December 31, 1997 voluntarily or by the Company for cause, as such term is defined in the employment agreement. Pursuant to such agreement, the Company agreed to pay Mr. Berman a base salary of $271,000 per annum until December 31, 1997, with increases of $25,000 per annum thereafter and an annual bonus equal to 4% of the Company's pre-tax earnings.

     Effective as of January 1, 1998 the Company entered into new employment agreements with Mr. Friedman and Mr. Berman that superseded the previous agreements. The new agreements provide for the continued employment of Mr. Friedman and Mr. Berman, respectively, on substantially the same employment terms and conditions as the previous agreements, except that (a) the term of employment of each was extended until December 31, 2004, (b) the base salary of Mr. Friedman was increased to $446,000 per annum and the base salary of Mr. Berman was increased to $421,000 per annum, which base salaries are subject to annual increases in an amount determined by the Company's Board of Directors, but in no event less than $25,000, (c) each is entitled to receive an annual bonus equal to 4% of the Company's annual pre-tax earnings, if such pre-tax earnings equal or exceed $2,000,000, and (d) each is entitled to certain severance payments in the event of his termination upon a "Change in Control" (as defined) of the Company or certain other specified events.

     The Company has obtained a key-man life insurance policy in the amount of $8,000,000 on Mr. Friedman's life.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of April 13, 1998, with respect to the beneficial ownership of the Company's Common Stock by (i) each current director and nominee for director of the Company, (ii) each Named Officer, (iii) all directors and executive officers of the Company as a group, and (iv) each person known by the Company to own beneficially more than five per cent (5%) of the outstanding shares of the Company's Common Stock.

                                                                                   PERCENTAGE
                                                                     AMOUNT AND        OF
                                                                     NATURE OF     OUTSTANDING
                         NAME AND ADDRESS                            BENEFICIAL      SHARES
                       OF BENEFICIAL OWNER                           OWNERSHIP       OWNED
------------------------------------------------------------------ --------------  ----------
Jack Friedman.....................................................   1,208,488(1)     20.5
22761 Pacific Coast Highway
Malibu, California 90265

Stephen Berman....................................................     179,498         3.1
22761 Pacific Coast Highway
Malibu, California 90265

Joel M. Bennett...................................................      17,625(2)        *
22761 Pacific Coast Highway
Malibu, California 90265

Murray L. Skala...................................................     214,446(3)      3.6
750 Lexington Avenue
New York, New York 10022

Michael G. Miller.................................................      35,025(4)        *
One Blue Hill Plaza
Pearl River, New York 10965

Robert E. Glick...................................................      42,025(5)        *
1400 Broadway
New York, New York 10018

Renaissance Capital Growth & Income Fund III, Inc. ...............     856,934(6)     12.8
8080 N. Central Expressway
Dallas, Texas 75206

Renaissance US Growth & Income Trust PLC..........................     521,739(7)      8.1
8080 N. Central Expressway
Dallas, Texas 75206

Joseph Charles & Associates, Inc. ................................     320,000(8)      5.2
9701 Wilshire Boulevard
Beverly Hills, California 90212

All directors and executive officers as a group (six
  persons)........................................................   1,549,235(9)     25.8

---------------

  * Less than 1% of outstanding shares.

(1) Includes an aggregate of 147,872 shares held in trusts for the benefit of children of Mr. Friedman.

(2) Includes 16,625 shares which Mr. Bennett has the right to acquire pursuant to certain stock options.

(3) Includes 40,450 shares which Mr. Skala has the right to acquire pursuant to certain stock options and an aggregate of 147,872 shares held by Mr. Skala as trustee under trusts for the benefit of children of Mr. Friedman.

(4) Represents shares which Mr. Miller has the right to acquire pursuant to certain stock options.

(5) Includes 35,025 shares which Mr. Glick has the right to acquire pursuant to certain stock options.

(6) Consists of 521,739 shares which Renaissance Capital Growth & Income Fund III, Inc. has the right to acquire upon the conversion of $3,000,000 principal amount of convertible debentures (the "Debentures") held by it (at a conversion price of $5.75 per share), and 335,195 shares which it has the right to acquire upon the conversion of 600 shares of the Company's Series A Cumulative Convertible Preferred Stock held by it (at a conversion price of $8.95 per share).

(7) Represents shares which Renaissance US Growth & Income Trust PLC has the right to acquire upon the conversion of $3,000,000 principal amount of Debentures owned by it (at a conversion price of $5.75 per share).

(8) Consists of 270,000 shares which Joseph Charles & Associates, Inc. has the right to acquire upon the exercise of certain warrants and 50,000 shares which it has the right to acquire pursuant to certain stock options.

(9) Includes an aggregate of 147,872 shares held in trusts for the benefit of children of Mr. Friedman and an aggregate of 127,125 shares which such directors and executive officers have the right to acquire pursuant to certain stock options.

     Messrs. Friedman and Berman may be deemed "founders" of the Company, as such term is defined under the federal securities laws.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Skala, a director of the Company, is a partner in the law firm of Feder, Kaszovitz, Isaacson, Weber, Skala & Bass LLP, counsel to the Company. The Company paid legal fees to Feder, Kaszovitz, Isaacson, Weber, Skala & Bass, LLP in the amount of approximately $151,000 in 1997, $270,000 in 1996 and $75,000 in 1995.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

 Exhibit
 Number          Description
 -------         -----------
 3.1             Restated Certificate of Incorporation of the Company (1)

 3.1.1           Certificate of Designation of 4% Redeemable Convertible Preferred Stock of the Company (5)

 3.1.2           Certificate of Designation and Preferences of Series A Cumulative Convertible Preferred Stock of the Company (7)

 3.1.3           Certificate of Elimination of All Shares of 4% Redeemable Convertible Preferred Stock of the Company (7)

 3.2             By-Laws of the Company (1)

 3.2.1           Amendment to By-Laws of the Company (2)

 4.1             9% Convertible Debenture issued to Renaissance Capital Growth & Income Fund III, Inc. dated December 31, 1996(2)

 4.2             9% Convertible Debenture issued to Renaissance US Growth & Income Trust PLC dated December 31, 1996(2)

 10.1            Amended and Restated 1995 Stock Option Plan (2)

 10.2            Employment Agreement between the Company and Jack Friedman dated January 1, 1998 (8)

 10.3            Employment Agreement between the Company and Stephen G. Berman dated January 1, 1998 (8)

 10.4            Asset Purchase Agreement dated October 19, 1995 (as of July 1, 1995) between the Company, JP (HK) Limited and
                 Justin (1)

 10.5            Convertible Loan Agreement among the Company and Renaissance Capital Growth & Income Fund III, Inc. and
                 Renaissance US Growth & Income Trust PLC dated December 31, 1996 (2)

 10.6            Purchase Agreement among the Company, JAKKS Acquisition Corp., Road Champs, Inc., Road Champs Ltd., Die Cast
                 Associates, Inc. and the shareholders of Road Champs, Inc. dated January 21, 1997 (3)

 10.7.1          Office Lease dated June 18, 1997 between the Company and Malibu Vista Partners (8) (P)

 10.8            Lease of the Company's warehouse space at 7 Patton Drive, West Caldwell, New Jersey and amendment thereto (3)

 Exhibit
 Number          Description
 -------         -----------
 10.8A           Office Lease dated March 27, 1998 between the Company and Hundal of Union L.P. (8) (P)

 10.9            Lease of the Company's showroom at the Toy Center South, 200 Fifth Avenue, New York, New York (1)

 10.10           Lease of the Company's showroom at the Toy Center North, 1107 Broadway, New York, New York (3)

 10.11           Tenancy Agreement dated March 14, 1998 between the Company and Astoria Investment Company, Ltd. (8) (P)

 10.12           License Agreement with Titan Sports, Inc. dated October 24, 1995 (1)

 10.12.1         Amendment to License Agreement with Titan Sports, Inc. dated April 22, 1996 (4)

 10.12.2         Amendment to License Agreement with Titan Sports, Inc. dated January 21, 1997 (4)

 10.12.3         Amendment to License Agreement with Titan Sports, Inc. dated December 3, 1997 (8)

 10.12.4         Amendment to License Agreement with Titan Sports, Inc. dated January 29, 1998 (8)

 10.13           International License Agreement with Titan Sports, Inc. dated February 10, 1997 (4)

 10.13.1         Amendment to International License Agreement with Titan Sports, Inc. dated December 3, 1997 (8)

 10.13.2         Amendment to International License Agreement with Titan Sports, Inc. dated January 29, 1998
                 (8)

 10.14           License Agreement with Saban Merchandising, Inc. and Saban International N.V. dated May 21, 1996, with amendment dated October 31, 1996 (4)

 10.15           License Agreement with Wow Wee International dated June 1, 1996 (4)

 10.16           Agreement with Quantum Toy Concepts Pty, Ltd. dated July 1996 (4)

 10.17           [RESERVED]

 10.18           [RESERVED]

 10.19           Warrant to purchase 150,000 shares of Common Stock dated January 8, 1997 issued to Joseph Charles & Associates,
                 Inc. (8)

 Exhibit
 Number          Description
 -------         -----------
 10.20           [RESERVED]

 10.21           Option Agreement dated August 28, 1997 between the Company and Silverman Heller Associates (8)

 10.22           Consulting Agreement dated July 30, 1997 between the Company and Silverman Heller Associates (8)

 10.23           Option Agreement dated August 28, 1997 between the Company and Joseph Charles & Associates, Inc. (5)

 10.24           Engagement Letter dated August 28, 1997 between the Company and Joseph Charles & Associates, Inc. (5)

 10.25           Consulting Agreement between the Company and Sheldon Weiner Sales Organization, Inc. dated June 18, 1996 (5)

 10.26.1         Stock Option Agreement between the Company and Sheldon Weiner Sales Organization, Inc. dated June 18, 1996 (5)

 10.26.2         Restated Stock Option Agreement between the Company and Sheldon Weiner Sales Organization, Inc. dated June 18,
                 1996 (5)

 10.27           Restated Option Agreement between the Company and Murray Bass dated September 1, 1995 (5)

 10.28           Restated Option Agreement between the Company and Joel Bennett dated September 1, 1995 (5)

 10.29           Restated Option Agreement between the Company and Gina Hancock dated September 1, 1995 (5)

 10.30           Restated Option Agreement between the Company and Wills Hon dated September 1, 1995 (5)

 10.31           Restated Option Agreement between the Company and Bruce Katz dated September 1, 1995 (5)

 10.32           Trademark Purchase Agreement dated October 24, 1997 between the Company and Azrak-Hamway International, Inc. (6)

 10.33           $1,200,000 Promissory Note dated October 24, 1997 of the Company payable to Azrak-Hamway International, Inc. (6)

 10.34           Manufacturing and Supply Agreement dated October 24, 1997 between the Company and Azrak- Hamway International,
                 Inc. (6)


 Exhibit
 Number          Description
 -------         -----------
 10.35           Security Agreement dated October 24, 1997 between the Company and Azrak-Hamway International, Inc. (6)

 10.36A          Debenture dated October 23, 1997 between Norwest Bank Minnesota, N.A., Hong Kong Branch and Road Champs Limited
                 (8)

 10.36B          Debenture dated October 23, 1997 between Norwest Bank Minnesota, N.A., Hong Kong Branch and JP (HK) Limited (8)

 10.36C          Debentures dated October 23, 1997 between Norwest Bank Minnesota, N.A., Hong Kong Branch and JAKKS Pacific (H.K.)
                 Limited (8)

 10.37           Guaranty dated October 21, 1997 by the Company in favor of Norwest Bank Minnesota, National Association (8)

 10.38A          Guaranty dated October 21, 1997 by Road Champs, Inc. in favor of Norwest Bank Minnesota, National Association (8)

 10.38B          Guaranty dated October 21, 1997 by JAKKS Acquisition Corp. in favor of Norwest Bank Minnesota, National
                 Association (8)

 10.38C          Guaranty dated October 21, 1997 by J-X Enterprises, Inc. in favor of Norwest Bank Minnesota, National Association
                 (8)

 10.39           Security Agreement dated October 21, 1997 between the Company and Norwest Bank Minnesota, National Association
                 (8)

 10.40A          Security Agreement dated October 21, 1997 between Road Champs, Inc. and Norwest Bank Minnesota, National
                 Association (8)

 10.40B          Security Agreement dated October 21, 1997 between JAKKS Acquisition Corp. and Norwest Bank Minnesota, National
                 Association (8)

 10.40C          Security Agreement dated October 21, 1997 between J-X Enterprises, Inc. and Norwest Bank Minnesota, National
                 Association (8)


 Exhibit
 Number          Description
 -------         -----------
 10.41           Purchase Agreement dated April 1, 1998 among the Company, Renaissance Capital Growth & Income Fund III, Inc. and
                 ProFutures Bridge Capital Fund, L.P. (7)

 21              Subsidiaries of the Company (8)

 23              Consent of Pannell Kerr Forster, Certified Public Accountants, A Professional Corporation, Los Angeles,
                 California (8)

 27.1997         Financial Data Schedule (8)

 27.Q296         Restated Financial Data Schedule for the period ended June 30, 1996 (8)

 27.Q396         Restated Financial Data Schedule for the period ended September 30, 1996 (8)

 27.1996         Restated Financial Data Schedule for the period ended December 31, 1996 (8)

 27.Q397         Restated Financial Data Schedule for the period ended September 30, 1997 (8)

---------

(1) Filed previously as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(2) Filed previously as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(3) Filed previously as an exhibit to the Company's Current Report on Form 8-K, filed February 21, 1997, or as schedule 4.2(iii) thereto, and incorporated herein by reference.

(4) Filed previously as an exhibit to the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1997, and incorporated herein by reference.

(5) Filed previously as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-35053), effective September 5, 1997, and incorporated herein by reference.

(6) Filed previously as an exhibit to the Company's Current Report on Form 8-K, filed November 7, 1997, and incorporated herein by reference.

(7) Filed previously as an exhibit to the Company's Current Report on Form 8-K, filed April 7, 1998, and incorporated herein by reference.

(8)     Filed herewith.

(P)     Filed in paper format pursuant to a hardship exemption under Regulation
        232.202 of Regulation S-T.


     (b)  REPORT ON FORM 8-K

     The Company filed a Current Report on Form 8-K on November 7, 1997 relating to the Company's purchase of the Child Guidance/Remco trademarks.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 15, 1998                    JAKKS PACIFIC, INC.

                                          By:        /s/ JACK FRIEDMAN
                                            ------------------------------------
                                                       Jack Friedman
                                                  Chairman, President and
                                                  Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                 TITLE                     DATE
------------------------------------------   -------------------------------   ---------------


            /s/ JACK FRIEDMAN                Chairman, President and Chief      April 15, 1998
------------------------------------------     Executive Officer (Principal
              Jack Friedman                    Executive Officer)


           /s/ JOEL M. BENNETT               Chief Financial Officer            April 15, 1998
------------------------------------------     (Principal Financial Officer
             Joel M. Bennett                   and Principal Accounting
                                               Officer)


          /s/ STEPHEN G. BERMAN              Chief Operating Officer,           April 15, 1998
------------------------------------------     Executive Vice President,
            Stephen G. Berman                  Secretary and Director


           /s/ MURRAY L. SKALA               Director                           April 15, 1998
------------------------------------------
             Murray L. Skala


          /s/ MICHAEL G. MILLER              Director                           April 15, 1998
------------------------------------------
            Michael G. Miller

                                  EXHIBIT INDEX
 Exhibit
 Number          Description
 -------         -----------
 3.1             Restated Certificate of Incorporation of the Company (1)

 3.1.1           Certificate of Designation of 4% Redeemable Convertible Preferred Stock of the Company (5)

 3.1.2           Certificate of Designation and Preferences of Series A Cumulative Convertible Preferred Stock of the Company (7)

 3.1.3           Certificate of Elimination of All Shares of 4% Redeemable Convertible Preferred Stock of the Company (7)

 3.2             By-Laws of the Company (1)

 3.2.1           Amendment to By-Laws of the Company (2)

 4.1             9% Convertible Debenture issued to Renaissance Capital Growth & Income Fund III, Inc. dated December 31, 1996(2)

 4.2             9% Convertible Debenture issued to Renaissance US Growth & Income Trust PLC dated December 31, 1996(2)

 10.1            Amended and Restated 1995 Stock Option Plan (2)

 10.2            Employment Agreement between the Company and Jack Friedman dated January 1, 1998 (8)

 10.3            Employment Agreement between the Company and Stephen G. Berman dated January 1, 1998 (8)

 10.4            Asset Purchase Agreement dated October 19, 1995 (as of July 1, 1995) between the Company, JP (HK) Limited and
                 Justin (1)

 10.5            Convertible Loan Agreement among the Company and Renaissance Capital Growth & Income Fund III, Inc. and
                 Renaissance US Growth & Income Trust PLC dated December 31, 1996 (2)

 10.6            Purchase Agreement among the Company, JAKKS Acquisition Corp., Road Champs, Inc., Road Champs Ltd., Die Cast
                 Associates, Inc. and the shareholders of Road Champs, Inc. dated January 21, 1997 (3)

 10.7.1          Office Lease dated June 18, 1997 between the Company and Malibu Vista Partners (8) (P)

 10.8            Lease of the Company's warehouse space at 7 Patton Drive, West Caldwell, New Jersey and amendment thereto (3)

 Exhibit
 Number          Description
 -------         -----------
 10.8A           Office Lease dated March 27, 1998 between the Company and Hundal of Union L.P. (8) (P)

 10.9            Lease of the Company's showroom at the Toy Center South, 200 Fifth Avenue, New York, New York (1)

 10.10           Lease of the Company's showroom at the Toy Center North, 1107 Broadway, New York, New York (3)

 10.11           Tenancy Agreement dated March 14, 1998 between the Company and Astoria Investment Company, Ltd. (8) (P)

 10.12           License Agreement with Titan Sports, Inc. dated October 24, 1995 (1)

 10.12.1         Amendment to License Agreement with Titan Sports, Inc. dated April 22, 1996 (4)

 10.12.2         Amendment to License Agreement with Titan Sports, Inc. dated January 21, 1997 (4)

 10.12.3         Amendment to License Agreement with Titan Sports, Inc. dated December 3, 1997 (8)

 10.12.4         Amendment to License Agreement with Titan Sports, Inc. dated January 29, 1998 (8)

 10.13           International License Agreement with Titan Sports, Inc. dated February 10, 1997 (4)

 10.13.1         Amendment to International License Agreement with Titan Sports, Inc. dated December 3, 1997 (8)

 10.13.2         Amendment to International License Agreement with Titan Sports, Inc. dated January 29, 1998 (8)

 10.14           License Agreement with Saban Merchandising, Inc. and Saban International N.V. dated May 21, 1996, with amendment dated October 31, 1996 (4)

 10.15           License Agreement with Wow Wee International dated June 1, 1996 (4)

 10.16           Agreement with Quantum Toy Concepts Pty, Ltd. dated July 1996 (4)

 10.17           [RESERVED]

 10.18           [RESERVED]

 10.19           Warrant to purchase 150,000 shares of Common Stock dated January 8, 1997 issued to Joseph Charles &
                 Associates, Inc. (8)

 Exhibit
 Number          Description
 -------         -----------
 10.20           [RESERVED]

 10.21           Option Agreement dated August 28, 1997 between the Company and Silverman Heller Associates (8)

 10.22           Consulting Agreement dated July 30, 1997 between the Company and Silverman Heller Associates (8)

 10.23           Option Agreement dated August 28, 1997 between the Company and Joseph Charles & Associates, Inc. (5)

 10.24           Engagement Letter dated August 28, 1997 between the Company and Joseph Charles & Associates, Inc. (5)

 10.25           Consulting Agreement between the Company and Sheldon Weiner Sales Organization, Inc. dated June 18, 1996 (5)

 10.26.1         Stock Option Agreement between the Company and Sheldon Weiner Sales Organization, Inc. dated June 18, 1996 (5)

 10.26.2         Restated Stock Option Agreement between the Company and Sheldon Weiner Sales Organization, Inc. dated June 18,
                 1996 (5)

 10.27           Restated Option Agreement between the Company and Murray Bass dated September 1, 1995 (5)

 10.28           Restated Option Agreement between the Company and Joel Bennett dated September 1, 1995 (5)

 10.29           Restated Option Agreement between the Company and Gina Hancock dated September 1, 1995 (5)

 10.30           Restated Option Agreement between the Company and Wills Hon dated September 1, 1995 (5)

 10.31           Restated Option Agreement between the Company and Bruce Katz dated September 1, 1995 (5)

 10.32           Trademark Purchase Agreement dated October 24, 1997 between the Company and Azrak-Hamway International, Inc. (6)

 10.33           $1,200,000 Promissory Note dated October 24, 1997 of the Company payable to Azrak-Hamway International, Inc. (6)

 10.34           Manufacturing and Supply Agreement dated October 24, 1997 between the Company and Azrak- Hamway International,
                 Inc. (6)


 Exhibit
 Number          Description
 -------         -----------
 10.35           Security Agreement dated October 24, 1997 between the Company and Azrak-Hamway International, Inc. (6)

 10.36A          Debenture dated October 23, 1997 between Norwest Bank Minnesota, N.A., Hong Kong Branch and Road Champs Limited
                 (8)

 10.36B          Debenture dated October 23, 1997 between Norwest Bank Minnesota, N.A., Hong Kong Branch and JP (HK) Limited (8)

 10.36C          Debentures dated October 23, 1997 between Norwest Bank Minnesota, N.A., Hong Kong Branch and JAKKS Pacific (H.K.)
                 Limited (8)

 10.37           Guaranty dated October 21, 1997 by the Company in favor of Norwest Bank Minnesota, National Association (8)

 10.38A          Guaranty dated October 21, 1997 by Road Champs, Inc. in favor of Norwest Bank Minnesota, National Association (8)

 10.38B          Guaranty dated October 21, 1997 by JAKKS Acquisition Corp. in favor of Norwest Bank Minnesota, National
                 Association (8)

 10.38C          Guaranty dated October 21, 1997 by J-X Enterprises, Inc. in favor of Norwest Bank Minnesota, National Association
                 (8)

 10.39           Security Agreement dated October 21, 1997 between the Company and Norwest Bank Minnesota, National Association
                 (8)

 10.40A          Security Agreement dated October 21, 1997 between Road Champs, Inc. and Norwest Bank Minnesota, National
                 Association (8)

 10.40B          Security Agreement dated October 21, 1997 between JAKKS Acquisition Corp. and Norwest Bank Minnesota, National
                 Association (8)

 10.40C          Security Agreement dated October 21, 1997 between J-X Enterprises, Inc. and Norwest Bank Minnesota, National
                 Association (8)

 Exhibit
 Number          Description
 -------         -----------
 10.41           Purchase Agreement dated April 1, 1998 among the Company, Renaissance Capital Growth & Income Fund III, Inc. and
                 ProFutures Bridge Capital Fund, L.P. (7)

 21              Subsidiaries of the Company (8)

 23              Consent of Pannell Kerr Forster, Certified Public Accountants, A Professional Corporation, Los Angeles,
                 California (8)

 27.1997         Financial Data Schedule (8)

 27.Q296         Restated Financial Data Schedule for the period ended June 30, 1996 (8)

 27.Q396         Restated Financial Data Schedule for the period ended September 30, 1996 (8)

 27.1996         Restated Financial Data Schedule for the period ended December 31, 1996 (8)

 27.Q397         Restated Financial Data Schedule for the period ended September 30, 1997 (8)

---------
(1) Filed previously as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(2) Filed previously as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(3) Filed previously as an exhibit to the Company's Current Report on Form 8-K, filed February 21, 1997, or as schedule 4.2(iii) thereto, and incorporated herein by reference.

(4) Filed previously as an exhibit to the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1997, and incorporated herein by reference.

(5) Filed previously as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-35053), effective September 5, 1997, and incorporated herein by reference.

(6) Filed previously as an exhibit to the Company's Current Report on Form 8-K, filed November 7, 1997, and incorporated herein by reference.

(7) Filed previously as an exhibit to the Company's Current Report on Form 8-K, filed April 7, 1998, and incorporated herein by reference.

(8)     Filed herewith.

(P)     Filed in paper format pursuant to a hardship exemption under Regulation
        232.202 of Regulation S-T.