Form 10QSB
period 1998-03-31
JAKKS PACIFIC INC
filed 1998-05-08
CIK 1009829

=============================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  -------------

                                   FORM 10-QSB
                                  -------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

             22761 PACIFIC COAST HWY.
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

                                ----------------


The number of shares outstanding of the Issuer's common stock is 5,882,092 (as of May 8, 1998).


===============================================================================

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          QUARTER ENDED MARCH 31, 1998

                              ITEMS IN FORM 10-QSB


                                                                       Page
                                                                       ----
Facing page

Part I         FINANCIAL INFORMATION

Item 1.        Financial Statements.

               Condensed Consolidated Balance Sheet -
               March 31, 1998 (Unaudited)                                3

               Condensed Consolidated Statements of Operations -
               Three months ended March 31, 1998
               and 1997 (Unaudited)                                      4

               Condensed Consolidated Statements of Cash Flows -
               Three months ended March 31, 1998 and 1997
               (Unaudited)                                               5

               Notes to Condensed Consolidated Financial
               Statements (Unaudited)                                    6

Item 2.        Management's Discussion and
               Analysis or Plan of Operation.                            9

Part II        OTHER INFORMATION

Item 1.        Legal Proceedings.                                       None

Item 2.        Changes in Securities and Use of Proceeds.               12

Item 3.        Defaults Upon Senior Securities.                         None

Item 4.        Submission of Matters to
               a Vote of Security Holders.                              None

Item 5.        Other Information.                                       None

Item 6.        Exhibits and Reports on Form 8-K.                        13

Signatures.                                                             15

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                           March 31, 1998 (Unaudited)

                                     Assets

Current assets
     Cash and cash equivalents                                     $ 1,078,872
     Accounts receivable, net                                        6,918,467
     Inventory, net                                                  1,612,862
     Deferred product development costs, net                           967,982
     Advance royalty payments, net                                     266,217
     Prepaid expenses and other current assets                         619,979
                                                                   -----------
                  Total current assets                              11,464,379
                                                                   -----------
Property and equipment, at cost                                      4,576,638
Less accumulated depreciation and amortization                       1,424,760
                                                                   -----------
                  Net property and equipment                         3,151,878
                                                                   -----------
Deferred offering costs, net                                           617,470
Goodwill, net                                                       10,602,340
Trademarks and Patents, net                                         14,019,627
Other                                                                  459,137
                                                                   -----------
Total assets                                                       $40,314,831
                                                                   ===========
                      Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable and accrued expenses                         $ 6,206,557
     Current portion of debt                                         1,065,198
     Income taxes payable                                              522,308
                                                                   -----------
                  Total current liabilities                          7,794,063
                                                                   -----------
Convertible Debentures                                               6,000,000
Deferred income taxes                                                   86,896
                                                                   -----------
                  Total liabilities                                 13,880,959
                                                                   -----------
Commitments

Stockholders' equity
     Preferred stock, $.001 par value; 5,000 shares
      authorized, no shares issued                                          --
     Common stock, $.001 par value; 25,000,000 shares authorized;
      5,882,092 shares issued and outstanding                            5,882
     Additional paid-in capital                                     21,692,125
     Retained earnings                                               4,864,497
                                                                   -----------
                                                                    26,562,504
     Less unearned compensation from stock option grants               128,632
                                                                   -----------
          Net stockholders' equity                                  26,433,872
                                                                   -----------
Total liabilities and stockholders' equity                         $40,314,831
                                                                   ===========





     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
         For the Three Months Ended March 31, 1998 and 1997 (Unaudited)


                                                   Three Months Ended March 31,
                                                       1998           1997
  Net sales                                        $11,029,771     $5,235,196

  Cost of sales                                      6,679,903      3,176,896
                                                   -----------     ----------

  Gross profit                                       4,349,868      2,058,300

  Selling, general and administrative expenses       3,582,009      1,885,306
                                                   -----------     ----------

  Income from operations                               767,859        172,994

  Other (income) and expense:

  Interest income                                       (9,044)      (103,516)

  Interest expense                                     166,783        152,720
                                                   -----------     ----------

  Income before income taxes                           610,120        123,790

  Provision for (benefit from) income taxes            148,259        (79,627)
                                                   -----------     ----------

  Net income                                           461,861     $  203,417
                                                   ===========     ==========
  Net income per share - basic                     $      0.09     $     0.05
                                                   ===========     ==========
  Net income per share - diluted                   $      0.08     $     0.05
                                                   ===========     ==========




     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
         For the Three Months Ended March 31, 1998 and 1997 (Unaudited)

                                                                     Three Months Ended March 31,
                                                                        1998                  1997
Cash flows from operating activities:
       Net income                                                     $   461,861     $  203,417
                                                                      -----------     ----------
       Adjustments to reconcile net income to net cash
        provided (used) by operating activities:
           Depreciation and amortization                                  651,628        294,279
           Change in accounts receivable                                1,817,061       (997,289)
           Change in inventory                                            335,388     (1,701,918)
           Net change in other operating assets and liabilities        (2,615,817)      (688,841)
                                                                      -----------     ----------
                    Total adjustments                                     188,260     (3,093,769)
                                                                      -----------     ----------
                    Net cash provided (used) by operating
                      activities                                          650,121     (2,890,352)
                                                                      -----------      ---------
  Cash flows from investing activities:
       Purchase of property and equipment                                (620,782)      (916,088)
       Excess of cost over toy business assets acquired (goodwill)             --     (6,555,604)
       Acquisition cost of trademarks                                     (12,252)    (1,000,000)
       Increase in other assets                                          (142,960)      (107,854)
                                                                      -----------     ----------
                    Net cash used by investing activities                (775,994)    (8,579,546)
                                                                      -----------     ----------
  Cash flows from financing activities:
       Payment of debt                                                 (1,295,881)      (191,555)
       Proceeds from issuance of convertible debentures                        --      6,000,000
       Offering costs - convertible debentures                                 --       (528,532)
       Offering costs - common stock                                           --       (327,107)
       Offering costs - preferred stock                                   (35,299)            --
       Proceeds from acquisition debt                                                  5,705,119
                                                                      -----------     ----------
                    Net cash provided (used) by financing
                      activities                                       (1,331,180)    10,657,925
                                                                      -----------     ----------
  Net decrease in cash                                                 (1,457,053)      (811,973)
  Cash and cash equivalents, beginning of period                        2,535,925      6,355,260
                                                                      -----------     ----------
  Cash and cash equivalents, end of period                              1,078,872     $5,543,287
                                                                      ===========     ==========
  Supplemental disclosure of cash flow information (Note 4):
  Cash paid during the period for:
       Income taxes                                                   $   229,565     $      --
                                                                      ===========     ==========
       Interest                                                       $   182,034     $  121,319
                                                                      ===========     ==========



     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1998

Note 1 - Basis of presentation

The accompanying 1998 and 1997 unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB, which contains financial information for the years ended December 31, 1997 and 1996.

The information provided in this report reflects all adjustments (consisting solely of normal recurring accruals) that are, in the opinion of management, necessary to present fairly the results of operations for this period. The results for this period are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

Basic earnings per share has been computed using the weighted average number of common shares. Diluted earnings per share has been computed using the weighted average number of common shares and common share equivalents (which consist of warrants, options and convertible securities, to the extent they are dilutive).

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               March 31, 1998

Note 2 -- Earnings per share

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This statement, which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, establishes simplified standards for computing and presenting earnings per share (EPS). It requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and disclosure of the calculation of each EPS amount.

                                                    1998                                           1997
                                   ------------------------------------          ------------------------------------
                                                  WEIGHTED                                    WEIGHTED
                                                  AVERAGE                                      AVERAGE
                                   INCOME         SHARES       PER-SHARE         INCOME        SHARES        PER-SHARE
                                  ---------     ----------     ---------         --------     ---------     ---------

Net income per share - basic
Net Income available to common
 stockholders..............       $461,861     4,953,000       $.09             $203,417     4,103,000       $.05
                                  --------     ---------       ----             --------     ---------       ----
Effect of dilutive securities
Options and warrants.........           --       235,000                             --        229,000
9% convertible debentures....       93,183     1,043,000                             --            --
4% convertible preferred
   stock.....................           --       929,000                             --            --
                                  --------     ---------                        --------      --------

Net income per share - diluted
Income available to common
  stockholders plus assumed
  conversions................     $555,044     7,160,000        $.08            $203,417     4,332,000      $.05
                                  ========     =========        ====            ========     =========      ====

Note 3 -- Preferred stock and common stock

     On March 30, 1998, holders of all of the 3,525 shares of the Company's 4% Convertible Preferred Stock converted all such shares into 939,998 shares of the Company's common stock.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               March 31, 1998


Note 4 -- Supplemental information to condensed consolidated statements of cash flows

     198,020 shares of common stock were issued as partial consideration for toy business assets acquired totalling $1,500,000 in 1997. The excess of cost over toy business assets acquired (goodwill) is reflected in the consolidated statement of cash flows net of the stock issued.


Note 5 -- Subsequent event

     On April 1, 1998, the Company issued 1,000 shares of its 7% Series A Cumulative Convertible Preferred Stock at a price of $5,000 per share in connection with a private placement to two investors. The Company received net proceeds of approximately $4.8 million after legal, placement and closing costs. Such shares are initially convertible into 558,658 shares of common stock based on a conversion price of $8.95 per share.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATION


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

     In 1996, the Company expanded its product lines to include products based on licensed characters and properties such as WWF action figures and Power Rangers ZEO mini vehicles. Presently, the Company's products include (i) toys and action figures featuring licensed characters, including action figures based on characters from the WWF, (ii) die cast collectible and toy vehicles marketed under the names Road Champs and Remco, (iii) Child Guidance pre-school toys,
(iv) fashion dolls with related accessories, (v) electronic toys designed for children and (vi) radio controlled and battery-operated vehicles.

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

RESULTS OF OPERATIONS

  THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     Net Sales. Net sales were $11.0 million in 1998, an increase of $5.8 million, or 111% over $5.2 million in 1997. The significant growth in net sales was due primarily to the continuing growth of the WWF action figure product line with its expanded product offerings and frequent character releases, as well as to the full quarter contribution made by Road Champs' sales of die-cast toy and collectible vehicles, which have been included from the effective day of the acquisition, February 1, 1997. The Company's holiday doll line performed comparably with the prior year and its new lines of Remco toy vehicles and Child Guidance pre-school toys made modest contributions to net sales in 1998.

     Gross Profit. Gross profits were $4.3 million, or 39.4% of net sales, in 1998. This represents an increase of approximately 111% over gross profits of $2.1 million, or 39.3% of net sales, in 1997. The overall increase in gross profit was attributable to the significant increase in net sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.6 million in 1998 and $1.9 million in 1997, constituting 32.5% and 36.0% of net sales, respectively. The overall significant increase of $1.7 million in such costs was due in part to the full quarter impact of costs associated with the infrastructure added in connection with the Road Champs Acquisition, with its sales, administration and warehousing operations in the United States and Hong Kong as well as to costs incurred in support of the Company's development and marketing of products under its recently acquired Child Guidance and Remco trademarks. Selling, general and administrative expenses decreased as a percentage of net sales due in part to the fixed nature of certain of these expenses. The overall dollar increase was also due to the significant increase in net sales with its proportionate impact on variable selling costs such as freight and shipping related expenses, sales commissions, cooperative advertising and travel expenses, among others. From time to time, the Company may increase its advertising efforts, including the use of more expensive advertising media such as television, if the Company deems it appropriate for particular products. Such advertising costs may be substantial, and there is no certainty as to the effectiveness of such advertising or whether any resultant sales would be sufficient to cover such costs.

     Interest. The Company had higher interest-bearing obligations in 1998 than in 1997 with its convertible debentures and seller note issued to partially fund the Road Champs Acquisition and Child Guidance/Remco trademark acquisitions, respectively. In addition, the Company had lower average cash balances during 1998 than in 1997.

     Provision for Income Taxes. Provision for income taxes include Federal, state and foreign income taxes in 1998 and also include a tax benefit generated by operating losses for Federal and state purposes in 1997. The Company's earnings benefit from a flat 16.5% Hong Kong Corporation Tax on its income arising in, or derived from, Hong Kong. At December 31, 1997, the Company had Federal and state net operating loss carryforwards of $727,000 and $306,000, respectively, available to offset future taxable income. The carryforwards generally expire through 2012 and may be subject to annual limitations as a result of changes in the Company's ownership. There can be no assurances that changes in ownership in future periods or any future losses will not significantly limit the Company's use of the net operating loss carryforwards. In addition, no valuation allowance for its deferred tax assets, amounting to approximately $258,000 at December 31, 1997, has been provided for since, in the opinion of management, realization of the future benefit is probable. In making this determination, management considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, the Company had working capital of $3.7 million, as compared to $3.4 million as of December 31, 1997. Operating activities provided net cash of $0.7 million in 1998 as compared to having used $2.9 million in 1997. Net cash was provided primarily by net income and non-cash charges, which were offset in part by changes in operating assets and liabilities.
At March 31, 1998, the Company had cash and cash equivalents of $1.1 million.

     The Company's investing activities have used net cash of $0.8 million in 1998, as compared to $8.6 million in 1997, consisting primarily of the purchase of molds and tooling used in the manufacture of the Company's products. In 1997, the Company's investing activities used cash principally for the purchase of Road Champs including goodwill, trademarks and molds and tooling, as well as molds and tooling used in the manufacture of the Company's products. As part of the Company's strategy to develop and market new products, the Company has entered into various character and product licenses with royalties of 1% to 10% payable on net sales of such products. As of March 31, 1998, these agreements require future aggregate minimum guarantees of $6.0 million, exclusive of $0.3 million in advances already paid.

     The Company's financing activities have used net cash of $1.3 million in 1998, consisting primarily of the repayment of various debt issued in connection with the Road Champs and Child Guidance/Remco trademarks acquisitions.

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

     In October 1997, the Company acquired the Child Guidance and Remco trademarks for approximately $13.4 million. Consideration paid at closing was $10.6 million in cash plus the issuance of a note payable in the amount of $1.2 million, which is payable in five quarterly installments ending
December 31, 1998 and bears interest at 10% per annum. In addition, the Company incurred legal and accounting fees of approximately $0.3 million and reserves of $1.3 million. This acquisition provided the Company with immediate expanded growth in the toy vehicle category, which complements the collectible and toy nature of the Road Champs line. In addition, Child Guidance enabled the Company to enter the pre-school toy category with a quality name. The acquisition was funded in part by the issuance of the Company's 4% convertible preferred stock, which were converted to the Company's common stock on March 30, 1998. Also in connection with this acquisition, the Company entered into a manufacturing and supply agreement whereby the seller of the trademarks will provide the tools and other manufacturing resources for the production of products under the trademarks. Such agreement provides for payments to the seller of four quarterly payments of $110,000 followed by six quarterly payments of $160,000 commencing on December 31, 1997.

     In October, 1997, the Company entered into a credit facility agreement with Norwest Bank Minnesota, N.A. which provides the Company's Hong Kong subsidiaries with a working capital line of credit and letters of credit for the purchase of products and the operation of the subsidiaries. The facility has an overall limit of $5.0 million, but is subject to other limitations based on advance rates on letters of credit and open accounts receivable. As of March 31, 1998, aggregate advances under the facility amounted to approximately $0.1 million.

     On April 1, 1998, the Company received $4.8 million in net proceeds from the issuance of shares of its 7% Series A Cumulative Convertible Preferred Stock to two investors in a private placement, which are convertible into 558,658 shares of the Company's Common Stock at a conversion price of $8.95 per share. The use of proceeds is for working capital and general corporate purposes.

     The Company believes that its cash flow from operations, cash on hand and the net proceeds from the issuance of the 7% Series A Cumulative Convertible Preferred Stock, together with the availability on the Norwest facility, will be sufficient to meet working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet its anticipated operating needs for the foreseeable future. Although operating activities are expected to provide cash, to the extent the Company grows significantly in the future, its operating and investing activities may use cash and, consequently, such growth may require the Company to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, if at all.

                          PART II.  OTHER INFORMATION


ITEM 2.            CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c)  Recent Sales of Unregistered Securities

         On April 1, 1998, the Company issued and sold 1,000 shares of Series A Cumulative Convertible Preferred Stock, par value $.001 per share (the "Series A Preferred Stock"), to Renaissance Capital Growth & Income Fund III, Inc. and ProFutures Bridge Capital Fund, L.P. at a price of $5,000 per share (for aggregate proceeds of $5,000,000). Net proceeds to the Company after legal, placement and closing fees were approximately $4.8 million. The holders of the Series A Preferred Stock are entitled to receive preferential dividends at an annual rate of $350 per share and to convert their shares into Common Stock based on a conversion price of $8.95 (subject to adjustment for certain dilutive events and specified transactions). The Series A Preferred Stock is redeemable, in whole, but not in part, at par (together with all accrued and unpaid dividends) at the Company's option if (a) the Common Stock is then traded on the Nasdaq National Market or the New York Stock Exchange; (b) the average Current Market Price (as defined) of the Common Stock over a period of 20 Trading Days (as defined) equals or exceeds $20.00; and (b) the shares of Common Stock issuable upon conversion of the Series A Preferred Stock are subject to a registration statement under the Securities Act of 1933 that has become effective and permits the sale of such shares on a continuous or delayed basis. The Series A Preferred Stock is also redeemable at par (together with accrued and unpaid dividends) at the option of any holder thereof upon the occurrence of certain specified Events of Redemption (as defined). The holders of the Series A Preferred Stock have no voting rights, other than as required by the Delaware General Corporation Law; class voting with respect to certain amendments of the Company's Certificate of Incorporation or By-laws or the authorization or issuance of certain shares; or in the event of the non-payment of dividends for two quarters, in which case, the holders may designate or elect two directors of the Company.

         Pursuant to its Second Amended and Restated 1995 Stock Option Plan, the Company granted options to employees to purchase an aggregate amount of 113,500 shares of the Company's Common Stock at prices ranging from $7.875 to $8.125 per share. In addition, non-employee directors of the Company received automatic quarterly grants of options to purchase an aggregate amount of 18,750 shares at a purchase price of $8.00 per share.

         Exemption from registration under the Securities Act is claimed for the sale of all of the securities set forth above in reliance upon the exemption afforded by Section 4(2) of the Securities Act for transactions not involving a public offering.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

       Number           Description
       ------           -----------

        3.1             Restated Certificate of Incorporation of the Company(1)

        3.1.1 Certificate of Designation and Preferences of Series A Cumulative Convertible Preferred Stock of the Company(2)

        3.1.2 Certificate of Elimination of All Shares of 4% Redeemable Convertible Preferred Stock of the Company(2)

        3.2.1           By-Laws of the Company(1)

        3.2.2           Amendment to By-Laws of the Company(3)

        4.1 JAKKS Pacific, Inc. 9.00% Convertible Debenture issued to Renaissance Capital Growth & Income Fund III, Inc., dated December 31, 1996(3)

        4.2 JAKKS Pacific, Inc. 9.00% Convertible Debenture issued to Renaissance US Growth & Income Trust PLC, dated December 31, 1996(3)

       10.1 Employment Agreement between the Company and Jack Friedman dated January 1, 1998(4)

       10.2 Employment Agreement between the Company and Stephen G. Berman dated January 1, 1998(4)

       10.3 Office Lease dated March 27, 1998 between the Company and Hundal of Union L.P.(4)(P)

       10.4 Tenancy Agreement dated March 14, 1998 between the Company and Astoria Investment Company, Ltd.(4)(P)

       10.5             Amendment to License Agreement with Titan Sports, Inc.
                        dated January 29, 1998(4)

       10.6 Amendment to International License Agreement with Titan Sports, Inc. dated January 29, 1998(4)

       27               Financial Data Schedule(5)
_________________________

(1) Filed previously as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(2) Filed previously as an exhibit to the Company's Current Report on Form 8-K, filed April 7, 1998, and incorporated herein by reference.

(3) Filed previously as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4) Filed previously as an exhibit to the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1997, and incorporated herein by reference.

(5)     Filed herewith.

(P) Filed in paper format pursuant to a hardship exemption under Rule 202 of Regulation S-T.

(b)      Reports on Form 8-K

         No Current Report on Form 8-K was filed during the first quarter of 1998.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            Registrant:

                                            JAKKS PACIFIC, INC.



Date: May 8, 1998                           By:   /s/ Jack Friedman
                                               ---------------------------------
                                               President
                                               (Principal Executive Officer)



Date: May 8, 1998                           By:  /s/ Joel M. Bennett
                                               ---------------------------------
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)