Form 10KSB40/A
period 1997-12-31
JAKKS PACIFIC INC
filed 1998-06-10
CIK 1009829

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                AMENDMENT NO. 1

                                       TO
                                  FORM 10-KSB
(MARK ONE)

      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM               TO
                                     -------------    --------------

                         COMMISSION FILE NUMBER 0-28104

                              JAKKS PACIFIC, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                    DELAWARE                                        95-4527222
        (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)
          22761 PACIFIC COAST HIGHWAY
               MALIBU, CALIFORNIA                                     90265
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

                   ISSUER'S TELEPHONE NUMBER: (310) 456-7799

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                                              NAME OF EACH EXCHANGE
                 TITLE OF CLASS                                ON WHICH REGISTERED
                 --------------                               ---------------------
         COMMON STOCK, $.001 PAR VALUE                                 NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                                      NONE

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

     Transitional Small Business Disclosure Format:  Yes [ ]     No [X]

================================================================================

                              JAKKS PACIFIC, INC.

                     INDEX TO ANNUAL REPORT ON FORM 10-KSB

               FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                              ITEMS IN FORM 10-KSB

                                                                        PAGE
                                                                        ----
Facing page
                                   PART I
Item 1.   Description of Business.....................................    2
Item 2.   Description of Property.....................................   10
Item 3.   Legal Proceedings...........................................   10
Item 4.   Submission of Matters to a Vote of Security Holders.........   10

                                  PART II
Item 5.   Market for Common Equity and Related Stockholder Matters....   11
Item 6.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   13
Item 7.   Financial Statements........................................   18
Item 8.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   36

                                  PART III
Item 9.   Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange
            Act.......................................................   36
Item 10.  Executive Compensation......................................   38
Item 11.  Security Ownership of Certain Beneficial Owners and
            Management................................................   39
Item 12.  Certain Relationships and Related Transactions..............   40
Item 13.  Exhibits and Reports on Form 8-K............................   40

Signatures............................................................   44

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

     The Company's product lines principally fall into three categories within the toy industry. According to the TMA, for the calendar years ended December 31, 1993, 1994, 1995, 1996 and 1997, these categories had approximate domestic manufacturers' shipments as follows:

                                          1993         1994         1995         1996         1997
                                       ----------   ----------   ----------   ----------   ----------
                                                               (IN THOUSANDS)
Action figures and accessories.......  $  641,000   $  867,000   $  716,000   $  790,000   $1,002,000
Vehicles (excludes electric
  trains)............................     237,000      282,000      261,000      313,000      415,000
Pre-school...........................   1,103,000    1,157,000    1,329,000    1,384,000    1,378,000

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

     The Company's most familiar trademarks and brand names include:

        OWNED                             LICENSED
        -----                             --------
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

                            1996                              HIGH    LOW
                            ----                              ----    ---
Second quarter (from May 1).................................  9       6 1/2
Third quarter...............................................  8 3/4   6 1/4
Fourth quarter..............................................  9       7 1/4

                            1997                              HIGH     LOW
                            ----                              ----     ---
First quarter...............................................  8 5/8   7 1/8
Second quarter..............................................  8 1/4   4 1/2
Third quarter............................................... 10 13/16 5 3/4
Fourth quarter.............................................. 11 1/8   7 5/8

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

     In 1996, the Company expanded its product lines to include products based on licensed characters and properties such as WWF action figures and Power Rangers ZEO mini vehicles. Presently, the Company's products include (i) toys and action figures featuring licensed characters, including action figures based on characters from the WWF, (ii) die-cast collectible and toy vehicles marketed under the name Road Champs, (iii) fashion dolls with related accessories, (iv) electronic toys designed for children and (v) new lines of radio-controlled and battery-operated vehicles.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales. As indicated, the data is based on twelve-month results for each year presented. The 1995 data reflects the pro forma combined results of Justin and the Company as though the Justin Acquisition was effective January 1, 1995, and the 1996 and 1997 data relates exclusively to the Company's operations:

                                                              YEARS ENDED DECEMBER 31,
                                                           -----------------------------
                                                           PRO FORMA    ACTUAL    ACTUAL
                                                             1995        1996      1997
                                                           ---------    ------    ------
Net sales................................................    100.0%     100.0%    100.0%
Cost of sales............................................     68.2       60.0      61.7
                                                             -----      -----     -----
Gross profit.............................................     31.8       40.0      38.3
Selling, general and administrative expenses.............     24.0       30.0      28.4
                                                             -----      -----     -----
Income from operations...................................      7.8       10.0       9.9
Other income (expense)...................................      0.2         --      (0.8)
Interest, net............................................     (0.1)       1.1      (0.9)
                                                             -----      -----     -----
Income before income taxes...............................      7.9       11.1       8.2
Provision for income taxes...............................      1.6        1.3       1.6
                                                             -----      -----     -----
Net income...............................................      6.3%       9.8%      6.6%
                                                             =====      =====     =====

  YEARS ENDED DECEMBER 31, 1997 AND 1996

     Net Sales. Net sales were $41.9 million in 1997, an increase of $29.8 million, or 248% over $12.1 million in 1996. The significant growth in net sales was due primarily to the continuing growth of the WWF action figure product line with its expanded product offerings and frequent character releases, as well as to the contribution made by Road Champs' sales of die-cast toy and collectible vehicles, which have been included from the effective day of the acquisition, February 1, 1997. The Company's holiday doll line performed comparably with the prior year and its new line of radio-controlled vehicles made modest contributions to net sales in 1997.

     Gross Profit. Gross profit was $16.1 million, or 38.3% of net sales, in 1997. This represents an increase of approximately 233% over gross profit of $4.8 million, or 40.0% of net sales, in 1996. The overall increase in gross profit is attributable to the significant increase in net sales. The decline in the gross profit margin of 1.7% of net sales is due in part to the changing product mix, which includes products, such as Road Champs and radio controlled vehicles, with lower margins than some of the Company's other products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $11.9 million in 1997 and $3.6 million in 1996, constituting 28.4% and 30.0% of net sales, respectively. The overall significant increase of $8.3 million in such costs is due in large part to the costs associated with the infrastructure added in connection with the Road Champs acquisition, with its sales, administration and warehousing operations in the United States and Hong Kong. The Company has since combined the operations in Hong Kong with that of its existing operations and may achieve other efficiencies in its operations. As expected, selling, general and administrative expenses decreased as a percentage of net sales due in part to the fixed nature of certain of these expenses. The overall dollar increase was also due to the significant increase in net sales with its proportionate impact on variable selling costs such as freight and shipping-related expenses, sales commission and travel expenses, among others. Additionally, the Company produced television commercials in support of several of its products including WWF action figures and radio controlled-vehicles. From time to time, the Company may increase its advertising efforts, including the use of more expensive advertising media such as television if the Company deems it appropriate for particular products. Such advertising costs may be substantial, and there is no certainty as to the effectiveness of such advertising or whether any resultant sales would be sufficient to cover such costs.

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

     Gross Profit. Gross profit was $4.8 million, or 40.0% of net sales, in 1996. This represented an increase of approximately 91% over gross profit of $2.5 million, or 31.8% of net sales, in 1995. This increase was due primarily to increasing sales of new products featuring licensed characters and properties with higher after-royalty margins.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.6 million in 1996 and $1.9 million in 1995, constituting 30.0% and 24.0% of net sales, respectively. The increase as a percentage of net sales was due to the increase in such expenses in support of the Company's growth including staffing and infrastructure, as well as expenses incurred in connection with the placement of the Convertible Debentures and the Road Champs acquisition. The Company expects that such fixed costs should decrease as a percentage of net sales as sales volume increases. The overall dollar increase in 1996 over 1995 was due mainly to the increase in variable selling expenses, staffing and infrastructure additions in support of the Company's growth, the placement of the Convertible Debentures and the Road Champs acquisition. The increase in variable selling expenses, such as freight and shipping-related expenses, sales commissions and travel expenses, were attributable to significant increases in net sales. Major accounts are serviced internally, thereby minimizing sales commissions; however, this benefit is partially offset by increased travel required by the Company to cover those accounts. Selling expenses are expected to increase as net sales increase due to the variable nature of such expenses. From time to time, the Company may increase its advertising efforts, including the use of more expensive advertising media such as television if the Company deems it appropriate for particular products. Such advertising costs may be substantial, and there is no certainty as to the effectiveness of such advertising or whether any resultant sales would be sufficient to cover such costs.

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

QUARTERLY FLUCTUATIONS AND SEASONALITY

     The Company has experienced significant quarterly fluctuations in operating results and anticipates such fluctuations in the future. The operating results for any quarter are not necessarily indicative of results for any future period. The first quarter for the Company is typically expected to be the least profitable as a result of lower net sales but substantially similar fixed operating expenses. The Company's first quarter performance is thus expected to be consistent with the toy industry in general, where many companies may experience only moderate profits and many others may even experience losses.

     The following tables present the unaudited quarterly results for the Company and the Company pro forma with Justin for the years indicated. The seasonality of the business is reflected in this quarterly presentation.

                                        1995
                                    PRO FORMA(1)                          1996                                1997
                           -------------------------------   -------------------------------   -----------------------------------
                           1ST     2ND      3RD      4TH     1ST     2ND      3RD      4TH      1ST      2ND       3RD       4TH
                           ----   ------   ------   ------   ----   ------   ------   ------   ------   ------   -------   -------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales................  $219   $1,634   $3,769   $2,309   $835   $2,382   $4,458   $4,377   $5,235   $8,059   $15,919   $12,732
Gross profit.............    72      501      989      958    418      839    1,804    1,760    1,911    3,203     6,620     4,336
Income (loss) before
  income taxes...........   (91)     163      436      115    (42)     195      730      460      124      604     1,908       793
Net income (loss)........   (76)     136      359       78     20      202      628      330      203      457     1,455       671

                                       1995
                                   PRO FORMA(1)                        1996                            1997
                           -----------------------------   -----------------------------   -----------------------------
                            1ST     2ND     3RD     4TH     1ST     2ND     3RD     4TH     1ST     2ND     3RD     4TH
                           -----   -----   -----   -----   -----   -----   -----   -----   -----   -----   -----   -----
                                                           (IN PERCENTAGES OF NET SALES)
Net sales...............   100.0%  100.0%  100.0%  100.0%  100.0%  100.0%  100.0%  100.0%  100.0%  100.0%  100.0%  100.0%
Gross profit............    32.9    30.7    26.2    41.5    50.1    35.2    40.5    40.2    36.5    39.7    41.6    34.1
Income (loss) before
  income taxes..........   (41.6)   10.0    11.6     5.0    (5.0)    8.2    16.4    10.5     2.4     7.5    12.0     6.2
Net income (loss).......   (34.7)    8.3     9.5     3.3     2.4     8.5    14.1     7.5     3.9     5.7     9.1     5.3

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

     Operating activities provided net cash of $3.2 million in 1997, as compared to having used $0.5 million in 1996. Net cash was provided primarily by net income and non-cash charges, though offset in part by changes in operating assets and liabilities. At December 31, 1997, the Company had cash and cash equivalents of $2.5 million.

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

     In February 1997, the Company acquired Road Champs for approximately $11.7 million. Consideration paid at closing was approximately $4.7 million in cash plus the issuance of $1.5 million (198,020 shares) of common stock. The balance of the cash consideration ($5.5 million) was payable during the twelve-month period ending in February 1998. This acquisition provided the Company with immediate significant growth in the mini vehicle product category with Road Champs' product line of die-cast collectible and toy vehicles. Assets included in the purchase were molds and tooling, office and warehouse equipment and other operating assets, as well as license agreements, trade name and goodwill.

     In October 1997, the Company acquired the Child Guidance and Remco trademarks for approximately $13.4 million. Consideration paid at closing was $10.6 million in cash plus the issuance of a note payable in the amount of $1.2 million, which is payable in five quarterly installments ending December 31, 1998 and bears interest at 10% per annum. In addition, the Company incurred legal and accounting fees of approximately $0.3 million and reserves of $1.3 million. This acquisition provided the Company with immediate expanded growth in the toy vehicle category, which complements the collectible and toy nature of the Road Champs line. In addition, the Child Guidance acquisition enabled the Company to enter the pre-school toy category with a quality name. The acquisition was funded in part by the issuance of the Company's 4% convertible preferred stock, which was converted to the Company's common stock on March 30, 1998. Also in connection with this acquisition, the Company entered into a manufacturing and supply agreement whereby the seller of the trademarks will provide the tools and other manufacturing resources for the production of products under the trademarks. Such agreement provides for payments to the seller of four quarterly payments of $110,000 followed by six quarterly payments of $160,000 commencing on December 31, 1997.

     In October 1997, the Company entered into a credit facility agreement with Norwest Bank Minnesota, N.A., which provides the Company's Hong Kong subsidiaries with a working capital line of credit and letters of credit for the purchase of products and the operation of the subsidiaries. The facility has an overall limit of $5.0 million, but is subject to other limitations based on advance rates on letters of credit and open accounts receivable. As of December 31, 1997, aggregate advances under the facility amounted to approximately $0.1 million.

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

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

NOTE 1 -- PRINCIPAL INDUSTRY

     JAKKS Pacific, Inc. (the "Company"), a Delaware corporation, is engaged in the development and marketing of toys and children's electronics products, some of which are based on highly recognized entertainment properties and character licenses. The Company commenced operations in July 1995 through the purchase of substantially all of the assets of a Hong Kong toy company. The Company is marketing its product lines domestically and internationally.

     The Company was incorporated under the laws of the State of Delaware in January 1995.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of consolidation

     The consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. In consolidation, all significant intercompany balances and transactions are eliminated.

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

     During 1996, costs incurred for a follow-on offering, debenture notes offering and certain acquisition costs were deferred. The deferred acquisition costs were reclassified to investment costs upon completion of

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

the Road Champs, Inc. acquisition. The debenture notes deferred offering costs are being amortized over the term of the notes, or will be written off upon conversion (note 8).

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

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

     Profits and losses resulting from the above translation policy are recognized in the consolidated statements of operations.

  Goodwill

     Goodwill represents the excess purchase price paid over the fair market value of the assets of acquired toy companies. Goodwill is being amortized over 30 years on a straight-line basis. Accumulated amortization at December 31, 1997 and 1996 totaled $482,263 and $133,301, respectively.

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

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

                                                 1997                                 1996
                                  ----------------------------------   ----------------------------------
                                               WEIGHTED                             WEIGHTED
                                                AVERAGE                              AVERAGE
                                    INCOME      SHARES     PER-SHARE     INCOME      SHARES     PER-SHARE
                                  ----------   ---------   ---------   ----------   ---------   ---------
Basic EPS
Net income available to common
  stockholders..................  $2,786,496   4,621,369     $.60      $1,179,769   3,284,432     $.36
                                                             ----                   ---------
Effect of dilutive securities
Options and warrants............          --     274,336                       --     219,335
9% convertible debentures.......     363,286   1,023,411                       --          --
4% convertible preferred
  stock.........................          --     175,904                       --          --
                                  ----------   ---------               ----------   ---------
Diluted EPS
Income available to common
  stockholders plus assumed
  conversions...................  $3,149,782   6,095,020     $.52      $1,179,769   3,503,767     $.34
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

     Other consideration included percentage payments equal to 5% of the net sales of the acquired product lines during each of the calendar years 1995, 1996 and 1997, with minimums of $250,000 for each of 1997 and 1996, and 2.5% of the net sales of the acquired product lines during each of the calendar years 1998 and 1999. Such percentage payments are subject to offset against $500,000 in cash consideration paid. The 1996 minimum percentage payment has been discounted at 10% and is presented at net as a long-term liability (note 8). Percentage payments for the year ended December 31, 1997 and 1996 amounted to $2,816 and $250,000, respectively.

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
                                                           ==========

     On February 6, 1997, the Company acquired all of the stock of Road Champs, Inc. (RCI) and all of the operating assets of an affiliated company for $11,723,924. Consideration paid at closing was $4,719,413 in cash plus the issuance of $1,500,000 (198,020 shares) of the Company's common stock. The balance of the adjusted purchase price of $3,079,026 is to be paid in three equal installments, with the third installment payable one year after the closing of the transactions, all of which bear interest at a rate of 7% per annum. In addition, the payment for inventory of $2,188,778, without interest, is payable within 30 days of shipment to customers and the balance was payable no later than August 6, 1997, and a payment of $1,009,225 was due on May 6, 1997. Professional fees totaling $236,707 were incurred as part of the acquisition costs. Outstanding balances will be secured by all acquired shares and assets; however, they will be subordinated to the debentures notes payable due December 31, 2003 (note 8).

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
                                                          -----------
                                                          $13,352,556
                                                          ===========

     The total purchase price paid the seller was the cash and promissory note for a total of $11,800,000. The liabilities assumed include a reserve for returns and allowances of $750,000 and a reserve of $600,000, that represents the Company's contributions to the seller's settlement with its Hong Kong representative agent for early termination of its service contract, due to sale of trademarks. Costs incurred in professional service fees of $202,556 are attributed to executing the acquisition of the trademarks. The Company also entered into a firm price commitment, manufacturing and supply agreement with seller (note 12).

NOTE 4 -- CONCENTRATION OF CREDIT RISK

     Financial instruments that subject the Company to concentration of credit risk are cash equivalents and trade receivables. Cash equivalents consist principally of short-term money market funds. These instruments are short-term in nature and bear minimal risk. To date, the Company has not experienced losses on these instruments.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

     The Company performs on-going credit evaluations of its customers' financial condition but does not require collateral to support customer receivables. Most goods are sold on irrevocable letter of credit basis.

     Included in the Company's consolidated balance sheets at December 31, 1997 and 1996 are the Company's operating net assets, most of which are located in facilities in Hong Kong and China and which total $8,948,131 and $3,531,379 for 1997 and 1996, respectively.

NOTE 5 -- DUE FROM OFFICERS

     Due from officers represents balances of $15,112 and of $65,000 and $55,030, at December 31, 1997 and 1996, respectively, due from two of the Company's officers. The $15,112 and $55,030 for 1997 and 1996, respectively, are due on demand and bear no interest. The amount of $65,000 is for two notes receivable, $25,000 and $40,000, that were due on the earlier of August 27 and September 20, 1997, respectively, or immediately upon the termination of the officer's employment with the Company for any reason; the notes receivable carried interest of approximately 6% per annum.

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
                                                       ==========    ========

NOTE 7 -- RELATED PARTY TRANSACTIONS

     A director of the Company is a partner in the law firm that acts as counsel to the Company. The Company paid legal fees to the law firm in the amount of approximately $151,000 in 1997 and $270,000 in 1996. Also see note 5 for other related party transactions.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

NOTE 8 -- LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                   1997        1996
                                                                ----------   --------
Convertible debenture loans, interest on the principal
  amounts outstanding at 9% per annum with the first monthly installment payable on February 1, 1997. If not sooner
  redeemed or converted into common stock, the debenture
  shall mature on December 31, 2003. Commencing on December
  31, 1999, mandatory monthly principal redemption
  installments are to be made in the amount of $10 per
  $1,000 of the then remaining principal amount of the
  debenture. Such debentures are convertible into 1,043,478
  shares of the Company's common stock at $5.75 per share.
  The debentures are secured by all outstanding shares of
  the Company's wholly owned subsidiaries and substantially
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
                                                           ========   ========

     The Company's management concluded that a deferred tax asset valuation allowance as of December 31, 1997 was not necessary.

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

     The Company and its subsidiaries are acting as joint and several guarantors to a $5,000,000 conditional, secured, revolving, short-term trade facility available to the Company's Hong Kong wholly-owned subsidiaries. Proceeds on the credit facility are to finance working capital needs and operations, in the normal course of business. At December 31, 1997, there was an unused amount available on the line of credit of $4,885,300 and an outstanding balance of $114,700. Outstanding balances carry interest rates equal to the bank's base rate of interest plus 1% per annum for advances of open accounts receivable, and the banks base rate of interest plus 1/2% for advances received under negotiation of export letters of credit. At December 31, 1997, the credit

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

facility carried interest rates of 9.5% and 9%, respectively. Outstanding balances are collateralized by all assets of the borrower and accounts receivable and inventory of guarantors. The credit facility expires May 31, 1999, unless terminated sooner (note 8).

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

NOTE 14 -- PROFIT SHARING PLAN

     Effective January 1, 1997, the Company adopted a 401(k) profit sharing plan and trust (Plan). The Plan is for the exclusive benefit of eligible employees and beneficiaries. Under the Plan, employees may choose to reduce their compensation and have those amounts contributed to the Plan on their behalf. Contributions made to the Plan will be held and invested by the Plan's trustee. The Company will act as the Plan's administrator. The Plan year begins on January 1st and ends on December 31st. Employees will be eligible to participate in the Plan as of the effective date. Otherwise, employees will be eligible to participate in the Plan after they have completed one year of service. The Company will make matching contributions equal to 50% of the amount of salary reduction deferred. However, in applying the matching percent, only salary reductions up to 10% of compensation will be considered. The Company may also make discretionary contributions to the

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

Plan each year. A participant may elect to defer up to 15% of their compensation each year. However, deferrals in any taxable year may not exceed a dollar limit which is set by law. The limit for 1997 was $9,500. Vesting in the Plan is based on years of service, vesting schedule is as follows:

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

     469,300 shares of common stock were issued in 1996 pursuant to the conversion of bridge financing promissory notes, which provided net proceeds of $1,044,779.

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

     On April 1, 1998, the Company sold 1,000 shares of 7% cumulative convertible preferred stock to two investors for $4,874,000, net of costs. The shares are initially convertible into common stock at $8.95 per share, or 558,659 shares.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The Company's directors and executive officers are as follows:

                 NAME                    AGE             POSITION WITH THE COMPANY
                 ----                    ---             -------------------------
Jack Friedman..........................  58     Chairman, Chief Executive Officer and
                                                President
Stephen G. Berman......................  33     Chief Operating Officer, Executive Vice
                                                President, Secretary and Director
Joel M. Bennett........................  36     Chief Financial Officer
Michael G. Miller......................  50     Director
Murray L. Skala........................  51     Director
Robert E. Glick........................  52     Director

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

                           SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION              LONG-TERM AWARDS
                                        ----------------------------------    ---------------------
                                                                  (E)            (F)
                                                                 OTHER        RESTRICTED
                                          (C)        (D)         ANNUAL         STOCK         (G)
             (A)                (B)     SALARY      BONUS     COMPENSATION      AWARDS      OPTIONS
 NAME AND PRINCIPAL POSITION    YEAR      ($)        ($)          ($)            ($)          ($)
 ---------------------------    ----    -------    -------    ------------    ----------    -------
Jack Friedman.................  1997    296,000    130,224         --             --        125,000
  Chairman, Chief Executive     1996    226,000     53,722(4)      --             --             --
  Officer and President         1995(1)  67,000         --         --             --             --
Stephen G. Berman.............  1997    271,000    130,224         --             --        125,000
  Chief Operating Officer,      1996    201,000     53,722(4)      --             --             --
  Executive Vice President      1995(2)  41,667         --         --             --             --
  and Secretary
Joel M. Bennett...............  1997    110,000         --         --             --         30,000
  Chief Financial Officer       1996     85,000     10,200(4)      --             --             --
                                1995     21,346         --         --             --         66,500

---------------
(1) Mr. Friedman's employment with the Company commenced on September 1, 1995. See "Employment Agreements."

(2) Mr. Berman's employment with the Company commenced on September 1, 1995. See "Employment Agreements."

(3) Mr. Bennett's employment with the Company commenced on September 18, 1995.

(4) Bonuses were earned in 1996 but were paid during 1997.


     The following table sets forth certain information regarding the granting of options to the Named Officers during 1997.


                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                               INDIVIDUAL GRANTS

    (a)                       (b)              (c)                 (d)               (e)
                           Number of      Percent of Total
                           Securities       Options/SARs
                           Underlying        Granted to          Exercise
                          Options/SARs      Employees in      or Base Price
Name                       Granted(#)       Fiscal Year(1)      ($/Share)       Expiration Date
----                      ------------    ----------------     -------------    ---------------
Jack Friedman               125,000            33.8              $10.725            10/8/02

Stephen G. Berman           125,000            33.8                9.75             10/8/02

Joel M. Bennett              30,000             8.1                9.75             10/8/02

------------
(1) Options to purchase a total of 370,000 shares of Common Stock were granted to the Company's employees, including the Named Officers, during 1997.

     The following table sets forth certain information regarding options exercised and exercisable during 1997 and the value of the options held as of December 31, 1997 by the Named Officers:

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR END OPTION/SAR VALUES

                                                     Number of Securities          Value of Unexercised
                       Shares                       Underlying Unexercised              In-the-Money
                     Acquired on    Value                 Options/SARs                  Options/SARs
                     Exercise(#)  Realized($)        at Fiscal Year End(#)          at Fiscal Year End($)
                     -----------  -----------      --------------------------     ----------------------------
Name                                               Exercisable  Unexercisable     Exercisable    Unexercisable
----                                               -----------  -------------     -----------    -------------
Jack Friedman              0             --               0         125,000              --            (3)

Stephen G. Berman          0             --               0         125,000              --            (3)

Joel M. Bennett          16,625     112,219            16,625        33,250          99,750(2)      199,500(2)
                                                          0          30,000              --            (3)

---------------
(1) The difference between (x) the product of the number of exercised options and $8.75 (the sale price per share of the Common Stock sold on the exercise date) and (y) the aggregate exercise price of such options.

(2) The difference between (x) the product of the number of unexercised options and $8.00 (the closing price of the Common Stock on December 31, 1997) and
     (y) the aggregate exercise price of such options.

(3)  Such options were out-of-the-money as of December 31, 1997.

BOARD COMPENSATION

     As a result of the Company's policy to compensate directors who are not employees of the Company for their services other than by cash payments, the Company's Second Amended and Restated 1995 Stock Option Plan provides for the automatic grant to each such director of options to purchase 25,000 shares of Common Stock upon election to the Board and for additional automatic quarterly grants to each such director of options to purchase 6,250 shares of Common Stock (25,000 shares per annum). The exercise price for all of such options is the market value of the Common Stock on the date of such grant.


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

     Effective as of January 1, 1998 the Company entered into new employment agreements with Mr. Friedman and Mr. Berman that superseded the previous agreements. The new agreements provide for the continued employment of Mr. Friedman and Mr. Berman, respectively, on substantially the same employment terms and conditions as the previous agreements, except that (a) the term of employment of each was extended until December 31, 2004, (b) the base salary of Mr. Friedman was increased to $446,000 per annum and the base salary of Mr. Berman was increased to $421,000 per annum, which base salaries are subject to annual increases in an amount determined by the Company's Board of Directors, but in no event less than $25,000, (c) each is entitled to receive an annual bonus equal to 4% of the Company's annual pre-tax earnings, if such pre-tax earnings equal or exceed $2,000,000, and (d) each is entitled to certain severance payments in the event of his termination upon a "Change in Control' (as defined) of the Company or certain other specified events.

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

                                                                            PERCENTAGE
                                                              AMOUNT AND        OF
                                                              NATURE OF     OUTSTANDING
                                                              BENEFICIAL      SHARES
            NAME AND ADDRESS OF BENEFICIAL OWNER              OWNERSHIP        OWNED
            ------------------------------------              ----------    -----------
Jack Friedman...............................................  1,208,488(1)     20.5
  22761 Pacific Coast Highway
  Malibu, California 90265
Stephen Berman..............................................    179,498         3.1
  22761 Pacific Coast Highway
  Malibu, California 90265
Joel M. Bennett.............................................     17,625(2)        *
  22761 Pacific Coast Highway
  Malibu, California 90265
Murray L. Skala.............................................    214,446(3)      3.6
  750 Lexington Avenue
  New York, New York 10022
Michael G. Miller...........................................     35,025(4)        *
  One Blue Hill Plaza
  Pearl River, New York 10965
Robert E. Glick.............................................     42,025(5)        *
  1400 Broadway
  New York, New York 10018
Renaissance Capital Growth & Income Fund III, Inc...........    856,934(6)     12.8
  8080 N. Central Expressway
  Dallas, Texas 75206
Renaissance US Growth & Income Trust PLC....................    521,739(7)      8.1
  8080 N. Central Expressway
  Dallas, Texas 75206
Joseph Charles & Associates, Inc............................    320,000(8)      5.2
  9701 Wilshire Boulevard
  Beverly Hills, California 90212
All directors and executive officers as a group (six
  persons)..................................................  1,549,235(9)     25.8

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     3.1       Restated Certificate of Incorporation of the Company(1)
     3.1.1     Certificate of Designation of 4% Redeemable Convertible
               Preferred Stock of the Company(5)
     3.1.2     Certificate of Designation and Preferences of Series A
               Cumulative Convertible Preferred Stock of the Company(7)
     3.1.3     Certificate of Elimination of All Shares of 4% Redeemable
               Convertible Preferred Stock of the Company(7)
     3.2       By-Laws of the Company(1)
     3.2.1     Amendment to By-Laws of the Company(2)
     4.1       9% Convertible Debenture issued to Renaissance Capital
               Growth & Income Fund III, Inc. dated December 31, 1996(2)

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     4.2       9% Convertible Debenture issued to Renaissance US Growth &
               Income Trust PLC dated December 31, 1996(2)
    10.1       Amended and Restated 1995 Stock Option Plan(2)
    10.2       Employment Agreement between the Company and Jack Friedman dated January 1, 1998(8)
    10.3       Employment Agreement between the Company and Stephen G.
               Berman dated January 1, 1998(8)
    10.4       Asset Purchase Agreement dated October 19, 1995 (as of July
               1, 1995) between the Company, JP (HK) Limited and Justin(1)
    10.5       Convertible Loan Agreement among the Company and Renaissance
               Capital Growth & Income Fund III, Inc. and Renaissance US
               Growth & Income Trust PLC dated December 31, 1996(2)
    10.6       Purchase Agreement among the Company, JAKKS Acquisition
               Corp., Road Champs, Inc., Road Champs Ltd., Die Cast
               Associates, Inc. and the shareholders of Road Champs, Inc.
               dated January 21, 1997(3)
    10.7.1     Office Lease dated June 18, 1997 between the Company and
               Malibu Vista Partners(8)(P)
    10.8       Lease of the Company's warehouse space at 7 Patton Drive,
               West Caldwell, New Jersey and amendment thereto(3)
    10.8A      Office Lease dated March 27, 1998 between the Company and
               Hundal of Union L.P.(8)(P)
    10.9       Lease of the Company's showroom at the Toy Center South, 200
               Fifth Avenue, New York, New York(1)
    10.10      Lease of the Company's showroom at the Toy Center North,
               1107 Broadway, New York, New York(3)
    10.11      Tenancy Agreement dated March 14, 1998 between the Company and Astoria Investment Company, Ltd.(8)(P)
    10.12      License Agreement with Titan Sports, Inc. dated October 24,
               1995(1)
    10.12.1    Amendment to License Agreement with Titan Sports, Inc. dated
               April 22, 1996(4)
    10.12.2    Amendment to License Agreement with Titan Sports, Inc. dated
               January 21, 1997(4)
    10.12.3    Amendment to License Agreement with Titan Sports, Inc. dated
               December 3, 1997(8)
    10.12.4    Amendment to License Agreement with Titan Sports, Inc. dated
               January 29, 1998(8)
    10.13      International License Agreement with Titan Sports, Inc.
               dated February 10, 1997(4)
    10.13.1    Amendment to International License Agreement with Titan
               Sports, Inc. dated December 3, 1997(8)
    10.13.2    Amendment to International License Agreement with Titan
               Sports, Inc. dated January 29, 1998(8)
    10.14      License Agreement with Saban Merchandising, Inc. and Saban
               International N.V. dated May 21, 1996, with amendment dated
               October 31, 1996(4)
    10.15      License Agreement with Wow Wee International dated June 1,
               1996(4)
    10.16      Agreement with Quantum Toy Concepts Pty, Ltd. dated July
               1996(4)
    10.17      [RESERVED]
    10.18      [RESERVED]

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.19      Warrant to purchase 150,000 shares of Common Stock dated
               January 8, 1997 issued to Joseph Charles & Associates,
               Inc.(8)
    10.20      [RESERVED]
    10.21      Option Agreement dated August 28, 1997 between the Company and Silverman Heller Associates(8)
    10.22      Consulting Agreement dated July 30, 1997 between the Company and Silverman Heller Associates(8)
    10.23      Option Agreement dated August 28, 1997 between the Company and Joseph Charles & Associates, Inc.(5)
    10.24      Engagement Letter dated August 28, 1997 between the Company and Joseph Charles & Associates, Inc.(5)
    10.25      Consulting Agreement between the Company and Sheldon Weiner
               Sales Organization, Inc. dated June 18, 1996(5)
    10.26.1    Stock Option Agreement between the Company and Sheldon
               Weiner Sales Organization, Inc. dated June 18, 1996(5)
    10.26.2    Restated Stock Option Agreement between the Company and
               Sheldon Weiner Sales Organization, Inc. dated June 18,
               1996(5)
    10.27      Restated Option Agreement between the Company and Murray
               Bass dated September 1, 1995(5)
    10.28      Restated Option Agreement between the Company and Joel
               Bennett dated September 1, 1995(5)
    10.29      Restated Option Agreement between the Company and Gina
               Hancock dated September 1, 1995(5)
    10.30      Restated Option Agreement between the Company and Wills Hon dated September 1, 1995(5)
    10.31      Restated Option Agreement between the Company and Bruce Katz dated September 1, 1995(5)
    10.32      Trademark Purchase Agreement dated October 24, 1997 between the Company and Azrak-Hamway International, Inc.(6)
    10.33      $1,200,000 Promissory Note dated October 24, 1997 of the
               Company payable to Azrak-Hamway International, Inc.(6)
    10.34      Manufacturing and Supply Agreement dated October 24, 1997
               between the Company and Azrak- Hamway International, Inc.(6)
    10.35      Security Agreement dated October 24, 1997 between the
               Company and Azrak-Hamway International, Inc.(6)
    10.36A     Debenture dated October 23, 1997 between Norwest Bank
               Minnesota, N.A., Hong Kong Branch and Road Champs Limited(8)
    10.36B     Debenture dated October 23, 1997 between Norwest Bank
               Minnesota, N.A., Hong Kong Branch and JP (HK) Limited(8)
    10.36C     Debentures dated October 23, 1997 between Norwest Bank
               Minnesota, N.A., Hong Kong Branch and JAKKS Pacific (H.K.)
               Limited(8)
    10.37      Guaranty dated October 21, 1997 by the Company in favor of
               Norwest Bank Minnesota, National Association(8)
    10.38A     Guaranty dated October 21, 1997 by Road Champs, Inc. in
               favor of Norwest Bank Minnesota, National Association(8)

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.38B     Guaranty dated October 21, 1997 by JAKKS Acquisition Corp.
               in favor of Norwest Bank Minnesota, National Association(8)
    10.38C     Guaranty dated October 21, 1997 by J-X Enterprises, Inc. in favor of Norwest Bank Minnesota, National Association(8)
    10.39      Security Agreement dated October 21, 1997 between the
               Company and Norwest Bank Minnesota, National Association(8)
    10.40A     Security Agreement dated October 21, 1997 between Road
               Champs, Inc. and Norwest Bank Minnesota, National
               Association(8)
    10.40B     Security Agreement dated October 21, 1997 between JAKKS
               Acquisition Corp. and Norwest Bank Minnesota, National
               Association(8)
    10.40C     Security Agreement dated October 21, 1997 between J-X
               Enterprises, Inc. and Norwest Bank Minnesota, National
               Association(8)
    10.41      Purchase Agreement dated April 1, 1998 among the Company,
               Renaissance Capital Growth & Income Fund III, Inc. and
               ProFutures Bridge Capital Fund, L.P.(7)
    21         Subsidiaries of the Company(8)
    23         Consent of Pannell Kerr Forster, Certified Public
               Accountants, A Professional Corporation, Los Angeles,
               California(8)
    27.1997    Financial Data Schedule(8)
    27.Q296    Restated Financial Data Schedule for the period ended June
               30, 1996(8)
    27.Q396    Restated Financial Data Schedule for the period ended
               September 30, 1996(8)
    27.1996    Restated Financial Data Schedule for the period ended
               December 31, 1996(8)
    27.Q397    Restated Financial Data Schedule for the period ended
               September 30, 1997(8)

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

Dated: June 10, 1998                      JAKKS PACIFIC, INC.

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

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----
                  /s/ JACK FRIEDMAN                        Chairman, President and       June 10, 1998
-----------------------------------------------------      Chief Executive Officer
                    Jack Friedman                       (Principal Executive Officer)

                 /s/ JOEL M. BENNETT                       Chief Financial Officer       June 10, 1998
-----------------------------------------------------  (Principal Financial Officer and
                   Joel M. Bennett                      Principal Accounting Officer)

                /s/ STEPHEN G. BERMAN                      Chief Operating Officer       June 10, 1998
-----------------------------------------------------      Executive Vice President
                  Stephen G. Berman                         Secretary and Director

                 /s/ MURRAY L. SKALA                               Director              June 10, 1998
-----------------------------------------------------
                   Murray L. Skala


                                 EXHIBIT INDEX

    EXHIBIT
     NUMBER                             DESCRIPTION
    --------                            -----------
     3.1        Restated Certificate of Incorporation of the Company(1)
     3.1.1      Certificate of Designation of 4% Redeemable Convertible
                Preferred Stock of the Company(5)
     3.1.2      Certificate of Designation and Preferences of Series A
                Cumulative Convertible Preferred Stock of the Company(7)
     3.1.3      Certificate of Elimination of All Shares of 4% Redeemable
                Convertible Preferred Stock of the Company(7)
     3.2        By-Laws of the Company(1)
     3.2.1      Amendment to By-Laws of the Company(2)
     4.1        9% Convertible Debenture issued to Renaissance Capital
                Growth & Income Fund III, Inc. dated December 31, 1996(2)
     4.2        9% Convertible Debenture issued to Renaissance US Growth &
                Income Trust PLC dated December 31, 1996(2)
    10.1        Amended and Restated 1995 Stock Option Plan(2)
    10.2        Employment Agreement between the Company and Jack Friedman dated January 1, 1998(8)
    10.3        Employment Agreement between the Company and Stephen G.
                Berman dated January 1, 1998(8)
    10.4        Asset Purchase Agreement dated October 19, 1995 (as of July
                1, 1995) between the Company, JP (HK) Limited and Justin(1)
    10.5        Convertible Loan Agreement among the Company and Renaissance
                Capital Growth & Income Fund III, Inc. and Renaissance US
                Growth & Income Trust PLC dated December 31, 1996(2)
    10.6        Purchase Agreement among the Company, JAKKS Acquisition
                Corp., Road Champs, Inc., Road Champs Ltd., Die Cast
                Associates, Inc. and the shareholders of Road Champs, Inc.
                dated January 21, 1997(3)
    10.7.1      Office Lease dated June 18, 1997 between the Company and
                Malibu Vista Partners(8)(P)
    10.8        Lease of the Company's warehouse space at 7 Patton Drive,
                West Caldwell, New Jersey and amendment thereto(3)
    10.8A       Office Lease dated March 27, 1998 between the Company and
                Hundal of Union L.P.(8)(P)
    10.9        Lease of the Company's showroom at the Toy Center South, 200
                Fifth Avenue, New York, New York(1)
    10.10       Lease of the Company's showroom at the Toy Center North,
                1107 Broadway, New York, New York(3)
    10.11       Tenancy Agreement dated March 14, 1998 between the Company and Astoria Investment Company, Ltd.(8)(P)
    10.12       License Agreement with Titan Sports, Inc. dated October 24,
                1995(1)
    10.12.1     Amendment to License Agreement with Titan Sports, Inc. dated
                April 22, 1996(4)
    10.12.2     Amendment to License Agreement with Titan Sports, Inc. dated
                January 21, 1997(4)
    10.12.3     Amendment to License Agreement with Titan Sports, Inc. dated
                December 3, 1997(8)
    10.12.4     Amendment to License Agreement with Titan Sports, Inc. dated
                January 29, 1998(8)

    EXHIBIT
     NUMBER                             DESCRIPTION
    --------                            -----------
    10.13       International License Agreement with Titan Sports, Inc.
                dated February 10, 1997(4)
    10.13.1     Amendment to International License Agreement with Titan
                Sports, Inc. dated December 3, 1997(8)
    10.13.2     Amendment to International License Agreement with Titan
                Sports, Inc. dated January 29, 1998(8)
    10.14       License Agreement with Saban Merchandising, Inc. and Saban
                International N.V. dated May 21, 1996, with amendment dated
                October 31, 1996(4)
    10.15       License Agreement with Wow Wee International dated June 1,
                1996(4)
    10.16       Agreement with Quantum Toy Concepts Pty, Ltd. dated July
                1996(4)
    10.17       [RESERVED]
    10.18       [RESERVED]
    10.19       Warrant to purchase 150,000 shares of Common Stock dated
                January 8, 1997 issued to Joseph Charles & Associates,
                Inc.(8)
    10.20       [RESERVED]
    10.21       Option Agreement dated August 28, 1997 between the Company and Silverman Heller Associates(8)
    10.22       Consulting Agreement dated July 30, 1997 between the Company and Silverman Heller Associates(8)
    10.23       Option Agreement dated August 28, 1997 between the Company and Joseph Charles & Associates, Inc.(5)
    10.24       Engagement Letter dated August 28, 1997 between the Company and Joseph Charles & Associates, Inc.(5)
    10.25       Consulting Agreement between the Company and Sheldon Weiner
                Sales Organization, Inc. dated June 18, 1996(5)
    10.26.1     Stock Option Agreement between the Company and Sheldon
                Weiner Sales Organization, Inc. dated June 18, 1996(5)
    10.26.2     Restated Stock Option Agreement between the Company and
                Sheldon Weiner Sales Organization, Inc. dated June 18,
                1996(5)
    10.27       Restated Option Agreement between the Company and Murray
                Bass dated September 1, 1995(5)
    10.28       Restated Option Agreement between the Company and Joel
                Bennett dated September 1, 1995(5)
    10.29       Restated Option Agreement between the Company and Gina
                Hancock dated September 1, 1995(5)
    10.30       Restated Option Agreement between the Company and Wills Hon dated September 1, 1995(5)
    10.31       Restated Option Agreement between the Company and Bruce Katz dated September 1, 1995(5)
    10.32       Trademark Purchase Agreement dated October 24, 1997 between the Company and Azrak-Hamway International, Inc.(6)
    10.33       $1,200,000 Promissory Note dated October 24, 1997 of the
                Company payable to Azrak-Hamway International, Inc.(6)
    10.34       Manufacturing and Supply Agreement dated October 24, 1997
                between the Company and Azrak- Hamway International, Inc.(6)

    EXHIBIT
     NUMBER                             DESCRIPTION
    --------                            -----------
    10.35       Security Agreement dated October 24, 1997 between the
                Company and Azrak-Hamway International, Inc.(6)
    10.36A      Debenture dated October 23, 1997 between Norwest Bank
                Minnesota, N.A., Hong Kong Branch and Road Champs Limited(8)
    10.36B      Debenture dated October 23, 1997 between Norwest Bank
                Minnesota, N.A., Hong Kong Branch and JP (HK) Limited(8)
    10.36C      Debentures dated October 23, 1997 between Norwest Bank
                Minnesota, N.A., Hong Kong Branch and JAKKS Pacific (H.K.)
                Limited(8)
    10.37       Guaranty dated October 21, 1997 by the Company in favor of
                Norwest Bank Minnesota, National Association(8)
    10.38A      Guaranty dated October 21, 1997 by Road Champs, Inc. in
                favor of Norwest Bank Minnesota, National Association(8)
    10.38B      Guaranty dated October 21, 1997 by JAKKS Acquisition Corp.
                in favor of Norwest Bank Minnesota, National Association(8)
    10.38C      Guaranty dated October 21, 1997 by J-X Enterprises, Inc. in favor of Norwest Bank Minnesota, National Association(8)
    10.39       Security Agreement dated October 21, 1997 between the
                Company and Norwest Bank Minnesota, National Association(8)
    10.40A      Security Agreement dated October 21, 1997 between Road
                Champs, Inc. and Norwest Bank Minnesota, National
                Association(8)
    10.40B      Security Agreement dated October 21, 1997 between JAKKS
                Acquisition Corp. and Norwest Bank Minnesota, National
                Association(8)
    10.40C      Security Agreement dated October 21, 1997 between J-X
                Enterprises, Inc. and Norwest Bank Minnesota, National
                Association(8)
    10.41       Purchase Agreement dated April 1, 1998 among the Company,
                Renaissance Capital Growth & Income Fund III, Inc. and
                ProFutures Bridge Capital Fund, L.P.(7)
    21          Subsidiaries of the Company(8)
    23          Consent of Pannell Kerr Forster, Certified Public
                Accountants, A Professional Corporation, Los Angeles,
                California(8)
    27.1997     Financial Data Schedule(8)
    27.Q296     Restated Financial Data Schedule for the period ended June
                30, 1996(8)
    27.Q396     Restated Financial Data Schedule for the period ended
                September 30, 1996(8)
    27.1996     Restated Financial Data Schedule for the period ended
                December 31, 1996(8)
    27.Q397     Restated Financial Data Schedule for the period ended
                September 30, 1997(8)

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