Form 10QSB
period 1998-06-30
JAKKS PACIFIC INC
filed 1998-08-14
CIK 1009829

=============================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  -------------

                                   FORM 10-QSB
                                  -------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                                ----------------


The number of shares outstanding of the issuer's common stock is 5,935,792 (as of August 14, 1998).


===============================================================================

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          QUARTER ENDED JUNE 30, 1998

                              ITEMS IN FORM 10-QSB


                                                                       Page
                                                                       ----
Facing page

Part I         FINANCIAL INFORMATION

Item 1.        Financial Statements.

               Condensed Consolidated Balance Sheet -
               June 30, 1998 (Unaudited)                                 3

               Condensed Consolidated Statements of Operations -
               Three months and six months ended June 30, 1998
               and 1997 (Unaudited)                                      4

               Condensed Consolidated Statements of Cash Flows -
               Six months ended June 30, 1998 and 1997
               (Unaudited)                                               5

               Notes to Condensed Consolidated Financial
               Statements (Unaudited)                                    6

Item 2.        Management's Discussion and
               Analysis or Plan of Operation.                            9

Part II        OTHER INFORMATION

Item 1.        Legal Proceedings.                                       None

Item 2.        Changes in Securities and Use of Proceeds.               12

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

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                           June 30, 1998 (Unaudited)

                                     Assets

Current assets
     Cash and cash equivalents                                     $ 2,114,628
     Accounts receivable, net                                       11,807,929
     Inventory, net                                                  2,776,980
     Deferred product development costs, net                         1,116,487
     Advance royalty payments, net                                     385,322
     Prepaid expenses and other current assets                         819,706
                                                                   -----------
                  Total current assets                              19,021,052
                                                                   -----------
Property and equipment, at cost                                      5,749,648
Less accumulated depreciation and amortization                       1,831,151
                                                                   -----------
                  Net property and equipment                         3,918,497
                                                                   -----------
Deferred offering costs, net                                           537,628
Goodwill, net                                                       10,509,192
Trademarks and Patents, net                                         13,862,467
Investment in joint venture                                          1,000,000
Other                                                                  486,669
                                                                   -----------
Total assets                                                       $49,335,505
                                                                   ===========
                      Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable and accrued expenses                         $ 9,607,370
     Current portion of debt                                           480,000
     Income taxes payable                                              849,848
                                                                   -----------
                  Total current liabilities                         10,937,218
                                                                   -----------
Convertible Debentures                                               6,000,000
Deferred income taxes                                                   86,896
                                                                   -----------
                  Total liabilities                                 17,024,114
                                                                   -----------
Commitments

Stockholders' equity
     Preferred stock, $.001 par value; 5,000 shares
      authorized, 1,000 shares issued and outstanding                        1
     Common stock, $.001 par value; 25,000,000 shares authorized;
      5,898,892 shares issued and outstanding                            5,899
     Additional paid-in capital                                     26,598,354
     Retained earnings                                               5,822,462
                                                                   -----------
                                                                    32,426,716
     Less unearned compensation from stock option grants               115,325
                                                                   -----------
          Net stockholders' equity                                  32,311,391
                                                                   -----------
Total liabilities and stockholders' equity                         $49,335,505
                                                                   ===========





     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
     For the Three and Six Months Ended June 30, 1998 and 1997 (Unaudited)


                                                   Three Months Ended June 30,       Six Months Ended June 30,
                                                       1998           1997              1998          1997
  Net sales                                        $16,131,480     $8,058,556      $27,161,251     $13,293,752

  Cost of sales                                     10,013,122      4,855,911       16,693,025       8,179,866
                                                   -----------     ----------      -----------     -----------

  Gross profit                                       6,118,358      3,202,645       10,468,226       5,113,886

  Selling, general and administrative expenses       4,692,019      2,481,839        8,274,028       4,220,086
                                                   -----------     ----------      -----------     -----------

  Income from operations                             1,426,339        720,806        2,194,198         893,800

  Other (income) and expense:

  Interest income                                      (42,005)       (64,777)         (51,049)       (168,293)

  Interest expense                                     152,647        181,402          319,430         334,122
                                                   -----------     ----------      -----------     -----------

  Income before income taxes                         1,315,697        604,181        1,925,817         727,971

  Provision for income taxes                           357,732        147,563          505,991          67,936
                                                   -----------     ----------      -----------     -----------

  Net income                                           957,965        456,618        1,419,826         660,035
                                                   ===========     ==========      ===========     ===========
  Net income per share - basic                     $      0.16     $     0.10      $      0.26     $      0.15
                                                   ===========     ==========      ===========     ===========
  Net income per share - diluted                   $      0.14     $     0.10      $      0.22     $      0.15
                                                   ===========     ==========      ===========     ===========




     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
          For the Six Months Ended June 30, 1998 and 1997 (Unaudited)

                                                                       Six Months Ended June 30,
                                                                         1998            1997
Cash flows from operating activities:
       Net income                                                     $ 1,419,826     $  660,035
                                                                      -----------     ----------
       Adjustments to reconcile net income to net cash
        used by operating activities:
           Depreciation and amortization                                1,341,897        691,683
           Change in accounts receivable                               (3,072,401)    (2,389,125)
           Change in inventory                                           (828,730)    (1,840,926)
           Net change in other operating assets and liabilities           671,811        188,914
                                                                      -----------     ----------
                    Total adjustments                                  (1,887,423)    (3,349,454)
                                                                      -----------     ----------
                    Net cash used by operating activities                (467,597)    (2,689,419)
                                                                      -----------      ---------
  Cash flows from investing activities:
       Purchase of property and equipment                              (1,793,792)    (1,372,365)
       Excess of cost over toy business assets acquired (goodwill)             --     (6,962,974)
       Acquisition cost of trademarks                                     (12,252)    (1,000,000)
       Investment in joint venture                                     (1,000,000)            --
       Increase in other assets                                          (168,158)       (35,721)
                                                                      -----------     ----------
                    Net cash used by investing activities              (2,974,202)    (9,371,060)
                                                                      -----------     ----------
  Cash flows from financing activities:
       Repayment of bank debt                                            (114,700)            --
       Proceeds from issuance of convertible debentures                        --      6,000,000
       Offering costs - convertible debentures                                 --       (528,532)
       Proceeds from sale of common stock                                      --      2,949,316
       Offering costs - common stock                                           --             --
       Proceeds from sale of convertible preferred stock                5,000,000             --
       Offering costs - convertible preferred stock                      (212,239)            --
       Proceeds from acquisition debt                                          --      6,098,939
       Repayment of acquisition debt                                   (1,766,376)    (2,997,857)
       Proceeds from exercise of options                                  113,817             --
                                                                      -----------     ----------
                    Net cash provided by financing
                      activities                                        3,020,502     11,521,866
                                                                      -----------     ----------
  Net decrease in cash and cash equivalents                              (421,297)      (538,613)
  Cash and cash equivalents, beginning of period                        2,535,925      6,355,260
                                                                      -----------     ----------
  Cash and cash equivalents, end of period                            $ 2,114,628     $5,816,647
                                                                      ===========     ==========
  Supplemental disclosure of cash flow information (Note 4):
  Cash paid during the period for:
       Income taxes                                                   $   259,757     $      --
                                                                      ===========     ==========
       Interest                                                       $   357,037     $  279,178
                                                                      ===========     ==========



     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 June 30, 1998

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

                                 June 30, 1998

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

                                                               Three Months Ended June 30,
                                   ----------------------------------------------------------------------------------
                                                    1998                                           1997
                                   ------------------------------------          ------------------------------------
                                                  WEIGHTED                                    WEIGHTED
                                                  AVERAGE                                      AVERAGE
                                   INCOME         SHARES       PER-SHARE         INCOME        SHARES       PER-SHARE
                                  ---------     ----------     ---------         --------     ---------     ---------

Net income per share - basic
Net Income available to common
 stockholders..............     $  957,965     5,882,658       $0.16             $456,618    4,561,636       $0.10
                                ----------     ---------       -----             --------    ---------       -----
Effect of dilutive securities
Options and warrants.........           --       301,206                             --            --
9% convertible debentures....       93,183     1,043,478                             --        190,512
4% convertible preferred
   stock.....................           --            --                             --            --
7% convertible preferred
   stock.....................           --       558,658                             --            --
                                ----------     ---------                        --------      --------

Net income per share - diluted
Income available to common
  stockholders plus assumed
  conversions................   $1,051,148     7,786,000       $0.14            $456,618     4,752,148       $0.10
                                ==========     =========       =====            ========     =========       =====


                                                               Six Months Ended June 30,
                                   ----------------------------------------------------------------------------------
                                                    1998                                           1997
                                   ------------------------------------          ------------------------------------
                                                  WEIGHTED                                    WEIGHTED
                                                  AVERAGE                                      AVERAGE
                                   INCOME         SHARES       PER-SHARE         INCOME        SHARES       PER-SHARE
                                  ---------     ----------     ---------         --------     ---------     ---------

Net income per share - basic
Net Income available to common
 stockholders..............     $1,419,826     5,423,223       $0.26             $660,035    4,332,698       $0.15
                                ----------     ---------       -----             --------    ---------       -----
Effect of dilutive securities
Options and warrants.........           --       216,415                             --        206,739
9% convertible debentures....      186,366     1,043,478                             --            --
4% convertible preferred
   stock.....................           --       459,555                             --            --
7% convertible preferred
   stock.....................           --       279,329                             --            --
                                ----------     ---------                        --------      --------

Net income per share - diluted
Income available to common
  stockholders plus assumed
  conversions................   $1,606,192     7,422,000       $0.22            $660,035     4,539,437       $0.15
                                ==========     =========       =====            ========     =========       =====

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

                                 June 30, 1998


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

     In 1996, the Company expanded its product lines to include products based on licensed characters and properties such as WWF action figures and Power Rangers ZEO mini vehicles. Presently, the Company's products include (i) toys and action figures featuring licensed characters, including action figures based on characters from the WWF, (ii) die cast collectible and toy vehicles marketed under the names Road Champs and Remco, (iii) Child Guidance pre-school toys,
(iv) fashion dolls with related accessories, (v) electronic toys designed for children and (vi) battery-operated vehicles.

     In February 1997, the Company acquired Road Champs with its line of die cast collectible and toy vehicles. The Company has included the results of operations of Road Champs from February 1, 1997, the effective date of the acquisition.

     In October 1997, the Company acquired the Child Guidance and Remco trademarks, under which the Company markets pre-school toys and metal trucks, respectively. Such lines contributed nominally in 1997, but have begun to contribute more significantly to operations in 1998.

     The toys sold by the Company are currently primarily produced by non-affiliated manufacturers located in China on letter of credit basis or on open account and are shipped F.O.B. Hong Kong. These methods allow the Company to keep certain operating costs down and reduce working capital requirements. However, through the Company's Road Champs division, a portion of the Company's sales are made on a domestic basis, for which the Company holds certain inventory in a warehouse operated by a non-affiliated third party. To date, substantially all of the Company's sales have been to domestic customers. The Company intends to expand distribution of its products internationally.

     The Company's products are generally acquired from others or developed for the Company by non-affiliated third parties, thus minimizing operating costs. Royalties payable to such developers generally range from 1% to 6% of the wholesale sales price for each unit of a product sold by the Company.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     Net Sales. Net sales were $16.1 million in 1998, an increase of $8.1 million, or 100% over $8.0 million in 1997. The significant growth in net sales was due primarily to the continuing growth of the WWF action figure product line with its expanded product offerings and frequent character releases. The Company's holiday doll line performed comparably with the prior year and its new lines of Remco toy vehicles and Child Guidance pre-school toys contributed to net sales in 1998.

     Gross Profit. Gross profits were $6.1 million, or 37.9% of net sales, in 1998. This represents an increase of approximately 91% over gross profits of $3.2 million, or 39.7% of net sales, in 1997. The decrease in gross profit as a percentage of net sales was due to the change in product mix with lower-margin non-licensed products accounting for a higher proportion of net sales in 1998 than in 1997. The overall increase in gross profit was attributable to the significant increase in net sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.7 million in 1998 and $2.5 million in 1997, constituting 29.1% and 30.8% of net sales, respectively. The overall significant increase of $2.2 million in such costs was due to costs incurred in support of the Company's development and marketing of products under its recently acquired Child Guidance and Remco trademarks. Selling, general and administrative expenses decreased as a percentage of net sales due in part to the fixed nature of certain of these expenses. The overall dollar increase was also due to the significant increase in net sales with its proportionate impact on variable selling costs such as freight and shipping related expenses, sales commissions, cooperative advertising and travel expenses, among others. From time to time, the Company may increase its advertising efforts, including the use of more expensive advertising media such as television, if the Company deems it appropriate for particular products. Such advertising costs may be substantial, and there is no certainty as to the effectiveness of such advertising or whether any resultant sales would be sufficient to cover such costs.

     Interest. The Company had moderately lower interest-bearing obligations in 1998 than in 1997 with its convertible debentures and seller note issued to partially fund the Road Champs Acquisition and Child Guidance/Remco trademark acquisitions, respectively. In addition, the Company had lower average cash balances during 1998 than in 1997.

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

  SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     Net Sales. Net sales were $27.2 million in 1998, an increase of $13.9 million, or 104% over $13.3 million in 1997. The significant growth in net sales was due primarily to the continuing growth of the WWF action figure product line with its expanded product offerings and frequent character releases, as well as to the full year to date contribution made by Road Champs' sales of die-cast toy and collectible vehicle, which have been included from the effective day of the acquisition, February 1, 1997. The Company's holiday doll line performed comparably with the prior year and its new lines of Remco toy vehicles and Child Guidance pre-school toys contributed to net sales in 1998.

     Gross Profit. Gross profits were $10.5 million, or 38.5% of net sales, in 1998. This represents an increase of approximately 105% over gross profits of $5.1 million, or 38.5% of net sales, in 1997. While the gross profit margin is comparable between 1998 and 1997, the overall increase in gross profit was attributable to the significant increase in net sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $8.3 million in 1998 and $4.2 million in 1997, constituting 30.5% and 31.7% of net sales, respectively. The overall significant increase of $4.1 million in such costs was due in part to the full year to date impact of costs associates with the infrastructure added in connection with the Road Champs Acquisition, with its sales, administration and warehousing operations in the United States and Hong Kong as well as to costs incurred in support of the Company's development and marketing of products under its recently acquired Child Guidance and Remco trademarks. Selling, general and administrative expenses decreased as a percentage of net sales due in part to the fixed nature of certain of these expenses. The overall dollar increase was also due to the significant increase in net sales with its proportionate impact on variable selling costs such as freight and shipping related expenses, sales commissions, cooperative advertising and travel expenses, among others. From time to time, the Company may increase its advertising efforts, including the use of more expensive advertising media such as television, if the Company deems it appropriate for particular products. Such advertising costs may be substantial, and there is no certainty as to the effectiveness of such advertising or whether any resultant sales would be sufficient to cover such costs.

     Interest. The Company had moderately lower interest-bearing obligations in 1998 than in 1997 with its convertible debentures and seller note issued to partially fund the Road Champs Acquisition and Child Guidance/Remco trademark acquisitions, respectively. In addition, the Company had significantly lower average cash balances during 1998 than in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998, the Company had working capital of $8.1 million, as compared to $3.4 million as of December 31, 1997. Operating activities used net cash of $0.5 million in 1998 as compared to having used $2.7 million in 1997. Net cash was used primarily by changes in operating assets and liabilities partially offset by net income and non-cash charges. At June 30, 1998, the Company had cash and cash equivalents of $2.1 million.

     The Company's investing activities have used net cash of $3.0 million in 1998, as compared to $9.4 million in 1997, consisting primarily of the purchase of molds and tooling used in the manufacture of the Company's products and the investment in the joint venture. In 1997, the Company's investing activities used cash principally for the purchase of Road Champs including goodwill, trademarks and molds and tooling, as well as molds and tooling used in the manufacture of the Company's products. As part of the Company's strategy to develop and market new products, the Company has entered into various character and product licenses with royalties of 1% to 10% payable on net sales of such products. As of June 30, 1998, these agreements require future aggregate minimum guarantees of $16.6 million, exclusive of $1.6 million in advances already paid this year.

     The Company's financing activities have provided net cash of $3.0 million in 1998, consisting primarily of the issuance of 1,000 shares of its 7% Series A Cumulative Convertible Preferred Stock at a price of $5,000 per share in connection with a private placement to two investors partially offset by the repayment of various debt issued in connection with the Road Champs and Child Guidance/Remco trademarks acquisitions.

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

     On April 1, 1998, the Company received approximately $4.8 million in net proceeds from the issuance of shares of its 7% Series A Cumulative Convertible Preferred Stock to two investors in a private placement, which are convertible into 558,658 shares of the Company's Common Stock at a conversion price of $8.95 per share. The use of proceeds is for working capital and general corporate purposes.

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

                          PART II.  OTHER INFORMATION


ITEM 2.            CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c)  Recent Sales of Unregistered Securities

         On April 1, 1998, the Company issued and sold 1,000 shares of Series A Cumulative Convertible Preferred Stock, par value $.001 per share (the "Series A Preferred Stock"), to Renaissance Capital Growth & Income Fund III, Inc. and ProFutures Bridge Capital Fund, L.P. at a price of $5,000 per share (for aggregate proceeds of $5,000,000). Net proceeds to the Company after legal, placement and closing fees were approximately $4.8 million. The holders of the Series A Preferred Stock are entitled to receive preferential dividends at an annual rate of $350 per share; to receive preferential distributions of assets of the Company up to a liquidation preference of $5,000 per share (plus accumulated dividends thereon), in the event of the liquidation, dissolution or winding up of the Company; and to convert their shares into Common Stock based on a conversion price of $8.95 (subject to adjustment for certain dilutive events and specified transactions). The Series A Preferred Stock is redeemable, in whole, but not in part, at par (together with all accrued and unpaid dividends) at the Company's option if (a) the Common Stock is then traded on the Nasdaq National Market or the New York Stock Exchange; (b) the average Current Market Price (as defined) of the Common Stock over a period of 20 Trading Days (as defined) equals or exceeds $20.00; and (b) the shares of Common Stock issuable upon conversion of the Series A Preferred Stock are subject to a registration statement under the Securities Act of 1933 that has become effective and permits the sale of such shares on a continuous or delayed basis. The Series A Preferred Stock is also redeemable at par (together with accrued and unpaid dividends) at the option of any holder thereof upon the occurrence of certain specified Events of Redemption (as defined). The holders of the Series A Preferred Stock have no voting rights, other than as required by the Delaware General Corporation Law; class voting with respect to certain amendments of the Company's Certificate of Incorporation or By-laws or the authorization or issuance of certain shares; or in the event of the non-payment of dividends for two quarters, in which case, the holders may designate or elect two directors of the Company.

         Pursuant to its Second Amended and Restated 1995 Stock Option Plan, non-employee directors of the Company received automatic quarterly grants of options to purchase an aggregate amount of 18,750 shares at a purchase price of $7.94 per share.

         In connection with a certain licensing agreement between Titan Sports, Inc. ("Titan") and a joint venture of which the Company and THQ, Inc. ("THQ") are to be the members, the Company is to issue warrants, exercisable until December 31, 2009, to Titan and Stanley Shenker Associates, Inc. to purchase 111,250 and 13,750 shares, respectively, of the Company's common stock. In connection with the formation of the joint venture, the Company is to issue warrants, exercisable until June 9, 2003, to THQ to purchase 150,000 shares of the Company's common stock. All such warrants are to be exercisable at an exercise price of $10.00 per share. No separate consideration was paid to the Company for the issuance of such warrants, and no underwriting discounts or agent's fees or commissions were paid in connection therewith.

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

        3.2.1           By-Laws of the Company(1)

        3.2.2           Amendment to By-Laws of the Company(3)

        4.1 JAKKS Pacific, Inc. 9.00% Convertible Debenture issued to Renaissance Capital Growth & Income Fund III, Inc., dated December 31, 1996(3)

        4.2 JAKKS Pacific, Inc. 9.00% Convertible Debenture issued to Renaissance US Growth & Income Trust PLC, dated December 31, 1996(3)

       10.1 Series A Cumulative Convertible Preferred Stock Purchase Agreement dated April 1, 1998 among the Company, Renaissance Capital Growth & Income Fund III, Inc. and ProFutures Bridge Capital Fund, L.P.(4)

       27               Financial Data Schedule(5)
_________________________

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

(4) Filed previously as exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 7, 1998, and incorporated herein by reference.

(5)     Filed herewith.

(b)      Reports on Form 8-K

         A Current Report on Form 8-K was filed on April 7, 1998 relating to the conversion and elimination of the Company's 4% Redeemable Convertible Preferred Stock and the issuance and sale of 1,000 shares of the Company's Series A Cumulative Convertible Preferred Stock.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            Registrant:

                                            JAKKS PACIFIC, INC.



Date: August 14, 1998                       By:   /s/ Jack Friedman
                                               ---------------------------------
                                               President
                                               (Principal Executive Officer)



Date: August 14, 1998                       By:  /s/ Joel M. Bennett
                                               ---------------------------------
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)