Form 10QSB
period 1998-09-30
JAKKS PACIFIC INC
filed 1998-11-16
CIK 1009829

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB
                                              ---------------


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 456-7799
                                 ---------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes   [X]      No   [ ]

                                 ---------------

The number of shares outstanding of the issuer's common stock is 5,959,459 (as of November 16, 1998).

Transitional Small Business Disclosure Format (check one): Yes  [ ]  No   [X]


================================================================================

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                        QUARTER ENDED SEPTEMBER 30, 1998

                              ITEMS IN FORM 10-QSB


                                                                                            PAGE
                                                                                            ----
Facing page

Part I       FINANCIAL INFORMATION

Item 1.      Financial Statements.

             Condensed Consolidated Balance Sheet -
             September 30, 1998 (Unaudited)                                                    3

             Condensed Consolidated Statements of Operations Three months and nine months ended September 30, 1998
             and 1997 (Unaudited)                                                              4

             Condensed Consolidated Statements of Cash Flows Nine months ended
             September 30, 1998 and 1997
             (Unaudited)                                                                       5

             Notes to Condensed Consolidated Financial
             Statements (Unaudited)                                                            6

Item 2.      Management's Discussion and
             Analysis or Plan of Operation.                                                    9

Part II      OTHER INFORMATION

Item 1.      Legal Proceedings.                                                             None

Item 2.      Changes in Securities and Use of Proceeds.                                       13

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

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                         September 30, 1998 (Unaudited)

                                     Assets


Current assets
     Cash and cash equivalents                                             $ 6,601,170
     Accounts receivable, net                                               18,775,495
     Inventory, net                                                          3,030,416
     Deferred product development costs, net                                   594,952
     Advance royalty payments, net                                             208,750
     Prepaid expenses and other current assets                               1,117,172
                                                                           -----------
                  Total current assets                                      30,327,955
                                                                           -----------
Property and equipment, at cost                                              6,453,644
Less accumulated depreciation and amortization                               2,308,061
                                                                           -----------
                  Net property and equipment                                 4,145,583
                                                                           -----------
Deferred offering costs, net                                                   428,456
Goodwill, net                                                               10,416,044
Trademarks and Patents, net                                                 13,705,260
Investment in joint venture                                                  1,044,708
Other                                                                          367,356
                                                                           -----------
Total assets                                                               $60,435,362
                                                                           ===========

                      Liabilities and Stockholders' Equity


Current liabilities
     Accounts payable and accrued expenses                                 $16,068,105
     Current portion of debt                                                   240,000
     Income taxes payable                                                    2,056,880
                                                                           -----------
                  Total current liabilities                                 18,364,985
                                                                           -----------
Convertible Debentures                                                       6,000,000
Deferred income taxes                                                           86,896
                                                                           -----------
                  Total liabilities                                         24,451,881
Commitments

Stockholders' equity
     Preferred stock, $.001 par value; 5,000 shares
      Authorized, 1,000 shares issued and outstanding                                1
     Common stock, $.001 par value; 25,000,000 shares authorized;
      5,937,292 shares issued and outstanding                                    5,937
     Additional paid-in capital                                             26,806,223
     Retained earnings                                                       9,256,733
                                                                           -----------
                                                                            36,068,894
     Less unearned compensation from stock option grants                        85,413
                                                                           -----------
          Net stockholders' equity                                          35,983,481
                                                                           -----------
Total liabilities and stockholders' equity                                 $60,435,362
                                                                           ===========


     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
   For the Three and Nine Months Ended September 30, 1998 and 1997 (Unaudited)


                                          THREE MONTHS ENDED SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30,
                                        ------------------------------------          ------------------------------------
                                            1998                    1997                  1998                    1997
                                        -------------          -------------          -------------          -------------
Net sales                               $  34,218,151          $  15,919,154          $  61,379,402          $  29,212,906

Cost of sales                              20,976,452              9,299,135             37,669,477             17,479,001
                                        -------------          -------------          -------------          -------------

Gross profit                               13,241,699              6,620,019             23,709,925             11,733,905

Selling, general and
administrative expenses                     8,173,172              4,599,163             16,447,200              8,819,249
                                        -------------          -------------          -------------          -------------

Income from operations                      5,068,527              2,020,856              7,262,725              2,914,656

Other (income) and expense:

Other expense                                 319,838                     --                319,838                     --
Interest income                               (47,868)               (60,116)               (98,917)              (228,409)
Interest expense                              148,208                173,064                467,638                507,186
                                        -------------          -------------          -------------          -------------

Income before income taxes                  4,648,349              1,907,908              6,574,166              2,635,879

Provision for income taxes                  1,214,078                452,449              1,720,069                520,385
                                        -------------          -------------          -------------          -------------

Net income                                  3,434,271              1,455,459              4,854,097              2,115,494
                                        =============          =============          =============          =============
Net income per share - basic            $        0.58          $        0.30          $        0.87          $        0.47
                                        =============          =============          =============          =============
Net income per share - diluted          $        0.45          $        0.29          $        0.68          $        0.45
                                        =============          =============          =============          =============


     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
        For the Nine Months Ended September 30, 1998 and 1997 (Unaudited)


                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                ------------------------------------
                                                                                    1998                   1997
                                                                                -------------          -------------
Cash flows from operating activities:
 Net income                                                                     $   4,854,097          $   2,115,494
                                                                                -------------          -------------
 Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
     Depreciation and amortization                                                  2,643,930              1,042,979
     Change in accounts receivable                                                (10,039,967)            (5,962,612)
     Change in inventory                                                           (1,082,166)            (2,138,373)
     Change in accounts payable and accrued expenses                                8,926,848              5,615,264
     Net change in other operating assets and liabilities                            (213,241)            (1,052,875)
                                                                                -------------          -------------
  Total adjustments                                                                   235,404             (2,495,617)
                                                                                -------------          -------------
  Net cash provided (used) by operating activities                                  5,089,501               (380,123)
                                                                                -------------          -------------
  Cash flows from investing activities:
 Purchase of property and equipment                                                (2,911,011)            (1,579,957)
 Excess of cost over toy business assets acquired (goodwill)                               --             (7,063,704)
 Acquisition cost of trademarks                                                       (12,252)            (1,000,000)
 Investment in joint venture                                                       (1,044,708)                    --
 Increase in other assets                                                             (75,350)               (39,687)
                                                                                -------------          -------------
  Net cash used by investing activities                                            (4,043,321)            (9,683,348)
                                                                                -------------          -------------
  Cash flows from financing activities:
 Repayment of bank debt                                                              (114,700)                    --
 Proceeds from issuance of convertible debentures                                          --              6,000,000
 Offering costs - convertible debentures                                                   --               (528,532)
 Proceeds from sale of common stock                                                        --              4,000,750
 Offering costs-- common stock                                                             --             (1,026,102)
 Proceeds from sale of convertible preferred stock                                  5,000,000                     --
 Offering costs - convertible preferred stock                                        (207,570)                    --
 Proceeds from acquisition debt                                                            --              6,391,838
 Repayment of acquisition debt                                                     (2,006,376)            (4,490,641)
 Proceeds from exercise of options                                                    347,711                     --
                                                                                -------------          -------------
  Net cash provided by financing
    activities                                                                      3,019,065             10,347,313
                                                                                -------------          -------------
  Net increase in cash and cash equivalents                                         4,065,245                283,842
  Cash and cash equivalents, beginning of period                                    2,535,925              6,355,260
                                                                                -------------          -------------
  Cash and cash equivalents, end of period                                      $   6,601,170          $   6,639,102
                                                                                =============          =============
  Supplemental disclosure of cash flow information (Note 4): Cash paid during the period for:
 Income taxes                                                                   $     266,803          $          --
                                                                                =============          =============
 Interest                                                                       $     505,245          $     460,451
                                                                                =============          =============


     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1998

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


                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                   -----------------------------------------------------------------------------------------------
                                                        1998                                           1997
                                   -----------------------------------------------  ----------------------------------------------
                                                      WEIGHTED                                        WEIGHTED
                                                      AVERAGE           PER-                          AVERAGE            PER-
                                      INCOME           SHARES           SHARE          INCOME          SHARES            SHARE
                                   -------------    -------------    -------------  -------------   -------------    -------------
Net income per share - basic
Net Income available to common
 Stockholders                      $   3,434,271        5,932,673    $        0.58  $   1,455,459       4,876,204    $        0.30
                                   -------------    -------------    =============  -------------   -------------    =============
Effect of dilutive securities
Options and warrants                          --          337,251                              --              --
9% convertible debentures                 93,183        1,043,478                              --         215,577
4% convertible preferred
   stock                                      --               --                              --              --
7% convertible preferred
   stock                                      --          558,658                              --              --
                                   -------------    -------------                   -------------   -------------

Net income per share - diluted
Income available to common
  stockholders plus assumed
  conversions                      $   3,527,454        7,872,060    $        0.45  $   1,455,459       5,091,781    $        0.29
                                   =============    =============    =============  =============   =============    =============



                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                  ------------------------------------------------------------------------------------------------
                                                  1998                                               1997
                                  ---------------------------------------------    -----------------------------------------------
                                                     WEIGHTED                                           WEIGHTED
                                                     AVERAGE          PER-                              AVERAGE           PER-
                                     INCOME           SHARES          SHARE           INCOME             SHARES           SHARE
                                  -------------   -------------   -------------    -------------    -------------    -------------
Net income per share - basic
Net Income available to common
 Stockholders                     $   4,854,097       5,595,305   $        0.87    $   2,115,494        4,516,519    $        0.47
                                  -------------   -------------   =============    -------------    -------------    =============
Effect of dilutive securities
Options and warrants                         --         267,910                               --          178,212
9% convertible debentures               279,549       1,043,478                               --               --
4% convertible preferred
   stock                                     --         304,117                               --               --
7% convertible preferred
   stock                                     --         373,808                               --               --
                                  -------------   -------------   -------------    -------------    -------------    -------------

Net income per share - diluted
Income available to common
  stockholders plus assumed
  conversions                     $   5,133,646       7,584,618   $        0.68    $   2,115,494        4,694,731    $        0.45
                                  =============   =============   =============    =============    =============    =============

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

        In 1996, the Company expanded its product lines to include products based on licensed characters and properties such as WWF action figures and Power Rangers ZEO mini vehicles. Presently, the Company's products include (i) toys and action figures featuring licensed characters, including action figures based on characters from the WWF, (ii) die cast collectible and toy vehicles marketed under the names Road Champs and Remco, (iii) Child Guidance pre-school toys,
(iv) fashion dolls with related accessories and (v) electronic toys designed for children.

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

        The Company's products are generally acquired from others or developed for the Company by non-affiliated third parties, thus minimizing operating costs. Royalties payable to such product developers generally range from 1% to 6% of the net sales price for each unit of a product sold by the Company.

RESULTS OF OPERATIONS

        THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

        Net Sales. Net sales were $34.2 million in 1998, an increase of $18.3 million, or 115% over $15.9 million in 1997. The significant growth in net sales was due primarily to the continuing growth of the WWF action figure product line with its expanded product offerings and frequent character releases. The Company's holiday doll line performed comparably with the prior year and its new lines of Remco toy vehicles and Child Guidance pre-school toys contributed to net sales in 1998.

        Gross Profit. Gross profit was $13.2 million, or 38.7% of net sales, in 1998. This represents an increase of approximately 100% over gross profit of $6.6 million, or 41.6% of net sales, in 1997. The decrease in gross profit as a percentage of net sales was due to the change in product mix with lower-margin non-licensed products accounting for a higher proportion of net sales in 1998 than in 1997. The overall increase in gross profit was attributable to the significant increase in net sales.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses were $8.2 million in 1998 and $4.6 million in 1997, constituting 23.9% and 28.9% of net sales, respectively. The overall significant increase of $3.6 million in such costs was due in part to costs incurred in support of the Company's development and marketing of products under its recently acquired Child Guidance and Remco trademarks. Selling, general and administrative expenses decreased as a percentage of net sales due in part to the fixed nature of certain of these expenses. The overall dollar increase was also due to the significant increase in net sales with its proportionate impact on variable selling costs such as freight and shipping related expenses, sales commissions, cooperative advertising and travel expenses, among others. From time to time, the Company may increase its advertising efforts, including the use of more expensive advertising media such as television, if the Company deems it appropriate for particular products. Such advertising costs may be substantial, and there is no certainty as to the effectiveness of such advertising or whether any resultant sales would be sufficient to cover such costs.

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

        NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

        Net Sales. Net sales were $61.4 million in 1998, an increase of $32.2 million, or 110% over $29.2 million in 1997. The significant growth in net sales was due primarily to the continuing growth of the WWF action figure product line with its expanded product offerings and frequent character releases, as well as to the full year to date contribution made by Road Champs' sales of die-cast toy and collectible vehicle, which have been included from the effective day of the acquisition, February 1, 1997. The Company's holiday doll line performed comparably with the prior year and its new lines of Remco toy vehicles and Child Guidance pre-school toys contributed to net sales in 1998.

        Gross Profit. Gross profit was $23.7 million, or 38.6% of net sales, in 1998. This represents an increase of approximately 102% over gross profit of $11.7 million, or 40.2% of net sales, in 1997. . The decrease in gross profit as a percentage of net sales was due to the change in product mix with lower-margin non-licensed products accounting for a higher proportion of net sales in 1998 than in 1997. The overall increase in gross profit was attributable to the significant increase in net sales.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses were $16.4 million in 1998 and $8.8 million in 1997, constituting 26.8% and 30.2% of net sales, respectively. The overall significant increase of $7.6 million in such costs was due in part to the full year to date impact of costs associates with the infrastructure added in connection with the Road Champs Acquisition, with its sales, administration and warehousing operations in the United States and Hong Kong as well as to costs incurred in support of the Company's development and marketing of products under its recently acquired Child Guidance and Remco trademarks. Selling, general and administrative expenses decreased as a percentage of net sales due in part to the fixed nature of certain of these expenses. The overall dollar increase was also due to the significant increase in net sales with its proportionate impact on variable selling costs such as freight and shipping related expenses, sales commissions, cooperative advertising and travel expenses, among others. From time to time, the Company may increase its advertising efforts, including the use of more expensive advertising media such as television, if the Company deems it appropriate for particular products. Such advertising costs may be substantial, and there is no certainty as to the effectiveness of such advertising or whether any resultant sales would be sufficient to cover such costs.

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

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 1998, the Company had working capital of $12.0 million, as compared to $3.4 million as of December 31, 1997. Operating activities provided net cash of $5.1 million in 1998 as compared to having used net cash of $0.4 million in 1997. In 1998, net cash was provided primarily by net income and non-cash charges. At September 30, 1998, the Company had cash and cash equivalents of $6.6 million.

        The Company's investing activities have used net cash of $4.0 million in 1998, as compared to $9.7 million in 1997, consisting primarily of the purchase of molds and tooling used in the manufacture of the Company's products and the investment in a joint venture. In 1997, the Company's investing activities used cash principally for the purchase of Road Champs including goodwill, trademarks and molds and tooling, as well as molds and tooling used in the manufacture of the Company's products. As part of the Company's strategy to develop and market new products, the Company has entered into various character and product licenses with royalties of 1% to 10% payable on net sales of such products. As of September 30, 1998, these agreements require future aggregate minimum guarantees of $14.6 million, exclusive of $1.6 million in advances already paid this year.

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

        In October 1997, the Company acquired the Child Guidance and Remco trademarks for approximately $13.4 million. Consideration paid at closing was $10.6 million in cash plus the issuance of a note payable in the amount of $1.2 million, which is payable in five quarterly installments ending December 31, 1998 and bears interest at 10% per annum. In addition, the Company incurred legal and accounting fees of approximately $0.3 million and reserves of $1.3 million. This acquisition provided the Company with immediate expanded growth in the toy vehicle category, which complements the collectible and toy nature of the Road Champs line. In addition, Child Guidance enabled the Company to enter the pre-school toy category with a quality name. The acquisition was funded in part by the issuance of the Company's 4% convertible preferred stock, which were converted to the Company's common stock on March 30, 1998. Also in connection with this acquisition, the Company entered into a manufacturing and supply agreement whereby the seller of the trademarks will provide the tools and other manufacturing resources for the production of products under the trademarks. Such agreement provides for payments to the seller of four quarterly payments of $110,000 followed by six quarterly payments of $160,000, which commenced on December 31, 1997.

        In October, 1997, the Company entered into a credit facility agreement with Norwest Bank Minnesota, N.A. which provides the Company's Hong Kong subsidiaries with a working capital line of credit and letters of credit for the purchase of products and the operation of the subsidiaries. The facility has an overall limit of $5.0 million, but is subject to other limitations based on advance rates on letters of credit and open accounts receivable. As of September 30, 1998, there were no outstanding advances under the facility.

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

YEAR 2000 PROJECT

        Many computer systems process dates in application software and data files based on two digits for the year of a transaction rather than a full four digits. These systems are unable to properly process dates in the year 2000. The Company has developed plans to address the impact of replacing or modifying its key financial informational and operational systems to deal with this issue. Several new information technologies have been and are being installed to achieve further productivity and cost improvements. These systems will be year 2000 compliant. The Company believes that all systems necessary to manage the business effectively will be replaced, modified or upgraded before the year 2000. Because of the system replacement and business reengineering expenditures currently underway, the Company believes the costs to modify current systems to be year 2000 compliant will not be significant to the Company's financial results.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        (c) Recent Sales of Unregistered Securities

        Pursuant to its Second Amended and Restated 1995 Stock Option Plan, non-employee directors of the Company received automatic quarterly grants of options to purchase an aggregate amount of 18,750 shares at a purchase price of $12.00 per share.

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

3.2.1          By-Laws of the Company(1)

3.2.2          Amendment to By-Laws of the Company(3)

4.1            JAKKS Pacific, Inc. 9.00% Convertible Debenture issued to
               Renaissance Capital Growth & Income Fund III, Inc., dated
               December 31, 1996(3)

4.2            JAKKS Pacific, Inc. 9.00% Convertible Debenture Issued To
               Renaissance US Growth & Income Trust PLC, Dated December 31,
               1996(3)

10.1           Supplemental lease dated August 10, 1998 between Malibu Vista
               Partners and the Company(4)

10.2           Office lease dated September 24, 1998 between Astoria Investment
               Company Limited and Road Champs Limited(4)

27             Financial Data Schedule(4)


-------------------------

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

(4)     Filed herewith.

(b)     Reports on Form 8-K

        No Current Report on Form 8-K was filed in the fiscal quarter ended September 30, 1998.

                                   SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Registrant:

                                             JAKKS PACIFIC, INC.



Date: November 16, 1998                      By:   /s/ Jack Friedman
                                                 -------------------
                                                 Chairman
                                                 (Principal Executive Officer)



Date: November 16, 1998                      By:  /s/ Joel M. Bennett
                                                 --------------------
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)