Form 10KSB40
period 1998-12-31
JAKKS PACIFIC INC
filed 1999-03-30
CIK 1009829

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB
(MARK ONE)

      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _____________

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

                                      NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                                 TITLE OF CLASS

                         COMMON STOCK, $.001 PAR VALUE

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes [X]   No [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year: $85,252,563.

     The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value) held by non-affiliates (computed by reference to the closing sale price of the Common Stock on March 26, 1999): $89,514,583.

     The number of shares outstanding of the issuer's Common Stock (being the only class of common equity) is 6,196,729 (as of 3/26/1999).

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

     Transitional Small Business Disclosure Format:  Yes [ ]     No [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              JAKKS PACIFIC, INC.

                     INDEX TO ANNUAL REPORT ON FORM 10-KSB

               FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                              ITEMS IN FORM 10-KSB

                                                                        PAGE
                                                                        ----
Facing page
                                   PART I
Item 1.   Description of Business.....................................    2
Item 2.   Description of Property.....................................   10
Item 3.   Legal Proceedings...........................................   10
Item 4.   Submission of Matters to a Vote of Security Holders.........   10

                                  PART II
Item 5.   Market for Common Equity and Related Stockholder Matters....   11
Item 6.   Management's Discussion and Analysis or Plan of Operation...   12
Item 7.   Financial Statements........................................   18
Item 8.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   38

                                  PART III
Item 9.   Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange
            Act.......................................................   38
Item 10.  Executive Compensation......................................   39
Item 11.  Security Ownership of Certain Beneficial Owners and
            Management................................................   42
Item 12.  Certain Relationships and Related Transactions..............   43
Item 13.  Exhibits and Reports on Form 8-K............................   43

Signatures............................................................   47

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For example, statements included in this report regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When we use words like "intend," "anticipate," "believe," "estimate," "plan" or "expect," we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We have disclosed certain important factors that could cause our actual results to differ materially from our current expectations elsewhere in this report. You should understand that forward-looking statements made in this report are necessarily qualified by these factors. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

ITEM 1. DESCRIPTION OF BUSINESS

     In this report, "JAKKS," the "Company," "we," "us" and "our" refer to JAKKS Pacific, Inc. and its subsidiaries.

COMPANY OVERVIEW

     We design, develop, produce and market toys and related products. Our principal products are (1) action figures and accessories featuring licensed characters, principally from the World Wrestling Federation, (2) Road Champs die-cast collectible and toy vehicles and Remco toy vehicles and role-play toys and accessories, (3) Child Guidance infant and pre-school electronic toys, and
(4) fashion and mini dolls and related accessories. We focus on "evergreen" branded products that are less subject to market fads or trends and feature well-known brand names and simpler, lower-priced toys and accessories.

     We have been successful at acquiring and capitalizing on "evergreen" brands, which are well-recognized trademarks or corporate, trade or brand names with long product histories. We continually review the marketplace to identify and evaluate evergreen brands that, for various reasons, we believe are underperforming. We seek to acquire or license these brands and revitalize them by intensifying the marketing effort to restore and enhance consumer recognition and retailer interest. We reinforce brands by linking them with other evergreen brands on our products, adding to the branded product lines new items that we expect to enjoy greater popularity, eliminating products with fading popularity, adding new features and improving the functionality of products in the line. We also try to improve point-of-sale brand visibility through better shelf positioning and more eye-catching product packaging.

     We license much of the intellectual property we use in our business. We license the World Wrestling Federation trademark, as well as numerous other trademarks, corporate, trade and brand names and logos from third parties, including Car and Driver, Caterpillar, Peterson Publishing Co. and B.A.S.S. Masters. This enables us to use high-profile marks at a lower cost than that which we would incur if we purchased these marks or developed comparable marks on our own. By licensing marks, we have access to a far greater range of marks than those that would be available for purchase, and we maintain the flexibility to acquire newly-popular marks and to discontinue our use of marks whose popularity or value has faded. We also license technology produced by unaffiliated inventors and product developers to improve the design and functionality of our products. We believe that our experience in the toy industry, our flexibility and our recent success in developing and marketing products make us more attractive to toy inventors and developers.

     Most of our current products are relatively simple and inexpensive toys. We believe that these products have proven to have enduring appeal and are less subject to general economic conditions, toy product fads and trends, changes in retail distribution channels and other factors. In addition, the simplicity of these products enables us to choose among a wider range of manufacturers and affords us greater flexibility in product design, pricing and marketing.

     We formed a joint venture with THQ Inc. ("THQ"), a developer, publisher and distributor of interactive entertainment software, in June 1998 to develop, manufacture and market, under an exclusive license with Titan Sports, Inc. ("Titan Sports"), video games based on World Wrestling Federation characters and themes. The joint venture's first product is expected to be released at the end of 1999.

     We sell our products through our in-house sales staff and independent sales representatives. Purchasers of our products include toy and discount retail chain stores, department stores, toy specialty stores and wholesalers. The Road Champs products are also sold to smaller hobby shops, specialty retailers and corporate accounts, among others. Our five largest customers are Toys 'R Us, Wal-Mart, Kay-Bee Toys, Kmart and Target.

     Over the past few years, the toy industry has experienced substantial consolidation among both toy companies and toy retailers. We believe that the ongoing consolidation of toy companies provides us with increased growth opportunities due to retailers' desire not to be entirely dependent on a few dominant toy companies. Retailer concentration also enables us to ship products, manage account relationships and track retail sales more effectively with a smaller staff.

INDUSTRY OVERVIEW

     According to Toy Manufacturers of America, Inc. ("TMA"), the leading industry trade group, total manufacturers' shipments of toys, excluding video games, in the U.S., were approximately $15.2 billion in 1998. According to the TMA, the United States is the world's largest toy market, followed by Japan and Western Europe. Sales by U.S. toy manufacturers to non-U.S. customers totaled approximately $5.5 billion in 1997 (the last year for which TMA published this data). We believe the two largest U.S. toy companies, Mattel and Hasbro, collectively hold a dominant share of the domestic non-video toy market. In addition, hundreds of smaller companies compete in the design and development of new toys, the procurement of character and product licenses, and the improvement and expansion of previously-introduced products and product lines. In the video game segment, manufacturers' shipments of video game software were approximately $3.0 billion in 1998.

BUSINESS STRATEGY

     Our business strategy consists of the following elements:

     - Expand core products. In 1999, we plan to introduce hundreds of new items within our core product lines, including World Wrestling Federation action figures and accessories, Road Champs and Remco vehicles, Child Guidance toys and our fashion dolls, and to continue to add technological and functional innovations to our product lines.

     - Enter new product categories. Through our participation in the joint venture, we expect to enter the video game market with its line of World Wrestling Federation licensed video games. Also, we will continue to use our extensive experience in the toy industry to evaluate toys and licenses in new product categories which we believe will enable us to develop additional product lines in 1999 and beyond.

     - Pursue strategic acquisitions. Since our inception, we have acquired and developed evergreen brands through the acquisition of other toy companies or their assets. These include our Road Champs, Remco and Child Guidance product lines. We intend to continue our efforts to acquire and develop evergreen brands through the opportunistic acquisition of other toy businesses with valuable trademarks or brands and compatible product lines.

     - Acquire character and product licenses. We have acquired the rights to use many familiar corporate, trade and brand names and logos from third parties that we use in conjunction with our primary trademarks and brands. Currently, we have license agreements with Titan Sports, Car and Driver, Caterpillar, Petersen Publishing Co. and B.A.S.S. Masters, among others. We intend to continue to pursue new licenses from these companies and from other entertainment and media companies. We also intend to continue to purchase additional inventions and product concepts through our existing network of product developers.

     - Expand international sales. We believe that foreign markets, especially in Europe and Canada, offer us the opportunity for growth. We intend to expand our international sales by capitalizing on our experience and our relationships with foreign distributors and retailers.

     - Exploit our operating efficiencies. We believe that our current infrastructure and low-overhead operating methods can accommodate significant growth without a proportionate increase in our operating and administrative expenses, thereby increasing our operating margins.

     - Leverage core product cash flows. Allowing for the natural seasonal fluctuations in the toy industry, sales of our core products have historically generated a reliable revenue stream. We expect this trend to continue and plan to use a portion of these cash flows to fund our entry into new product lines and consumer markets.

PRODUCTS

- World Wrestling Federation Action Figures and Accessories

  We have a master toy license with Titan Sports pursuant to which we have the exclusive right, until December 31, 2009, to develop and market a full line of toy products based on the popular World Wrestling Federation professional wrestlers in the United States, Canada, Europe (excluding Great Britain), Australia and Africa. These wrestlers perform throughout the year at live events that attract large crowds, many of which are broadcast on free and cable television, including pay-per-view specials. We launched this product line in 1996 with various series of six-inch articulated action figures that have movable body parts and feature real-life action sounds from our patented bone-crunching mechanism that allows the figures' "bones" to crack when they are bent. The six-inch figures currently make up a substantial portion of the overall World Wrestling Federation line, which has since grown to include many other new products. Our strategy has been to release new figures and accessories frequently to keep the line fresh and to retain the interest of the consumers.

  Following the launch of the action figures, we marketed wrestling ring play sets and microphones with action background sounds to enhance the play value of the action figures. Since then, we have continually added new products, including action figures of varying sizes, such as three-inch sets with wrestling rings, amplifying microphones, seven-inch collector's editions, large soft body figures and small bean-bag figures with electronic sound chips of the popular wrestlers' catch phrases and in-ring banter. Building on the popularity of World Wrestling Federation and its wrestlers, we have continued to develop the line with exciting and innovative technological and functional concepts to enhance the value of the line.

  In 1999, we will be introducing a line of 12-inch interactive figures that has created a new category of toys in the industry. The line will be launched with a figure based on the World Wrestling Federation World Champion, "Stone Cold Steve Austin." The figures will be capable of accepting daily downloads of sound bites from a World Wrestling Federation web site, to which we expect to contribute content compatible with our toy products. We expect this product to create awareness of our pending presence on the internet in support of our current e-commerce efforts. Another technological innovation that will be added in 1999 is the "Titan Tron," featuring proximity-based technology that enables this play set to recognize the character of specially-equipped wrestling figures in order to play the wrestler's unique video and theme music with flashing lights. Other enhancements to the World Wrestling Federation product line include a sweating functionality in the "Maximum Sweat" line of action figures where the figures, when filled with water, "sweat" from the brow and chest, adding more realism and play value to the line. The various World Wrestling Federation products retail from $5.99 to $49.99.

- World Wrestling Federation Video Games

  In June 1998, we formed a joint venture with THQ, a developer, publisher and distributor of interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture entered into a license agreement with Titan Sports under which it acquired the exclusive worldwide right to publish World Wrestling Federation video games on all hardware platforms. The games will be designed, developed, manufactured and marketed by the joint venture. JAKKS and THQ will share equally any profits generated by the joint venture.

  The license agreement with Titan Sports permits the joint venture to release its first World Wrestling Federation game after November 16, 1999, and we expect that the first game produced under this license will be released in late 1999. The term of the license agreement expires on December 31, 2009, subject to a right of the joint venture to renew the license for an additional five years under various conditions.

  The joint venture will publish titles for the Sony PlayStation and Nintendo 64 consoles, hand-held Game Boy and personal computers ("PCs"). We expect the joint venture will launch its first product, a video game for the Nintendo 64 platform, and, if possible, a product for Game Boy, in late November or December 1999. It will also publish titles for new hardware platforms when and as they are introduced to the market and have established a sufficiently installed base to support new software. These titles will be marketed to our existing customers as well as to game, electronics and other specialty stores, such as

  Electronics Boutique and Best Buy. The home video game software market consists both of (1) cartridge-based and CD-ROM-based software for use solely on dedicated hardware systems, such as Sony PlayStation and Nintendo 64, and
  (2) software distributed on CD-ROMs for use on PCs. According to NPD Group, a leading independent toy industry research firm, Nintendo 64 and Sony PlayStation accounted for a substantial portion of the installed base of all hardware platforms and software sales in 1998.

  Under non-exclusive licenses with Sony, Nintendo and Sega, the joint venture will arrange for the manufacture of the CD-ROMs and cartridges. No other licenses are required for the manufacture of the PC titles. Profit margins for cartridge products can vary based on the cost of the memory chip used for a particular title. As software has grown more complex, the trend in the software industry has been to utilize chips with greater capacity and thus greater cost. CD-ROMs have significantly lower per unit manufacturing costs than cartridge-based products. However, these savings may be offset by typically higher development costs for titles published on CD-ROMs; these higher costs result from increasing and enhancing content to take advantage of the greater storage capacity of CD-ROMs.

  Wrestling video games have demonstrated consistent popularity, with two wrestling-theme video games among the top 10, in terms of unit sales volumes in 1998. Approximately 2.3 million units of these two games were sold in 1998, at retail prices ranging from approximately $42 to $60. We believe that the success of the World Wrestling Federation titles is dependent on the graphic look and feel of the software, the depth and variation of game play and the popularity of the World Wrestling Federation. We believe that as a franchise property, the World Wrestling Federation titles will have brand recognition and sustainable consumer appeal which may allow the joint venture to exploit titles over an extended period of time through the release of sequels and extensions and to re-release such products at different price points in the future. Also, as new hardware platforms are introduced, software for these platforms requires new standards of design and technology to fully exploit these platforms' capabilities and requires that software developers devote substantial resources to product design and development.

  The joint venture will use external software developers to conceptualize and develop titles. Typically, these developers receive advances based on specific development milestones. Royalties in excess of the advances are based on a fixed amount per unit sold and range from $0.30 to $10.00 per unit. Upon completion of development, each title is extensively "play-tested" by us and THQ and sent to the manufacturer for its review and approval.

- Road Champs Die-Cast Collectible and Toy Vehicles

  The Road Champs product line consists of highly-detailed, die-cast replicas of new and classic cars, trucks, motorcycles, emergency vehicles and service vehicles, primarily in 1/43 scale (including police cars, fire trucks and ambulances), buses and aircraft (including propeller planes, jets and helicopters). As a part of the Road Champs acquisition in February 1997, we acquired the right to produce the Road Champs line of die-cast and collectible vehicle replicas, including various well-known vehicles from Ford, Chevrolet, Jeep, Kawasaki and Yamaha, as well as the right to use familiar corporate names on the die-cast vehicles, such as Pepsi, Goodyear and Hershey. Recently, we licensed the right to reproduce vehicles featured on the covers of automotive magazines, such as Rod & Custom and Car and Driver, and to market vehicles with the B.A.S.S. Masters logo and replicas of the World Wrestling Federation Attitude Racing NHRA Team. We believe that these licenses increase the perceived value of the products and enhance their marketability. Under the terms of these licenses, which expire on various dates through May 10, 2001 (many of which include automatic annual extensions without affirmative action taken by either party), we pay the licensor a royalty based on our sales of each product bearing such licensed name. While we are not required to pay any royalty on some of the products, the royalties on a majority of the products range from 1% to 9% of sales. The Road Champs products are produced by unaffiliated foreign manufacturers. These products are sold individually, retailing from $2.99 to $7.99 each, and in play sets which retail from $9.99 to $24.99 each.

  We have divided the markets of this product line into adult collectible and children's toy segments, recognizing the specific needs of these different consumers. Each collector product features a collector case in which to store and display the vehicle and a certificate of authenticity. We produce a limited number, generally not more than 10,000, of each distinctive product to enhance its collectibility. This line presently has numerous themes, including Anniversary Collection, Police, Then & Now, World War II Fighter Planes and Classics Scenes with die-cast scenic accessories, such as 1950's soda machines or gas pumps. The toy segment is marketed by focusing on size and value with its slogan "Bigger is Better." Our die-cast vehicles are 1/43 scale, which are larger than most other competing die-cast vehicles. The size appeals to collectors, since it enables us to show greater detail on the vehicles, and to children and their parents, who perceive a greater value in the larger size. The toys are packaged on two-pack blister cards, further highlighting the value. In addition, series were created to encourage children to collect our vehicles.

- Remco Toy Vehicles and Role Play

  Our Remco toy line includes toy vehicles, role play and other toys. Our toy vehicle line is comprised of a large assortment of rugged die-cast and plastic vehicles. Marketed under a sub-brand called "Tuff Ones," our toy vehicles range in size from 4 3/4" to big-wheeled 17" vehicles. We have revitalized them considerably by creating new packaging, redecorating the vehicles and adding highly-recognized licensed names, such as NASA, Pennzoil, U-Haul and Castrol, among others. The breadth of the line is extensive, with themes ranging from emergency, fire, farm and construction, to racing and jungle adventure. In 1999, we expanded our Remco vehicle line by adding an innovative line of trucks, called "Real Ones," which enhances the traditional play pattern by allowing children to drain an oil tanker, dump a dump truck full of dirt, or dispose of an entire load of garbage without making a mess. We accomplished this by enclosing real materials inside the trucks in a way that makes vehicle play more fun without the mess.

  We offer a variety of branded and non-branded role play sets in this new category under the Remco name. Themes include Caterpillar construction, B.A.S.S. Masters fishing, police, fire and NASA. Additionally, capitalizing on the popularity of World Wrestling Federation, we will be introducing a World Wrestling Federation role play product which will give children the opportunity to dress like and imagine being their favorite wrestling superstars.

  We market Remco "Fight Back Action Fishing Poles" under the B.A.S.S. Masters license for fun with simulated fishing action.

- Child Guidance Infant and Pre-school Toys

  We acquired the Child Guidance trade name in 1997 to accelerate our entry into the infant/pre-school toy category. This category has been recently dominated by higher-priced licensed products, which creates an opportunity for us to sell our lower price, high value line of pre-school toys. Our line of pre-school electronic toys features products that enhance sensory stimulation and learning through play, while offering value to the trade as well as to the consumer. Our products are designed for children ages two and under. We have combined the fun of music, lights, motion and sound with the early introduction of numbers, letters, shape and color recognition, all at a value price. The line consists of more than 50 products that are marketed in continually updated "try me" interactive packaging that allows the consumers to sample the product prior to purchase. We support the products with extensive advertising in popular magazines and other publications, focusing on parenting, women's and family publications, including Good Housekeeping. These products carry the Good Housekeeping Seal of Approval(R). Our current products include the Wiggle Waggle Caterpillar and Musical Pony pull-along toys, which were introduced in 1998. Other 1998 noteworthy products include Musical Magnets, which were recognized as one of the top toys of the year by Sesame Street Parent Magazine. In 1999, we have extended the Wiggle Waggle line to include the Wiggle Waggle Duck which features spinning action. We have added approximately 30 other new products to the line in 1999. We have recently expanded the distribution of the Child Guidance products to include more upscale and specialty retailers. Child Guidance products are priced at retail from $2.99 to $14.99.

  In addition to creating products internally, we often acquire products and concepts from numerous toy inventors with whom we have ongoing relationships. License agreements for products and concepts call for royalties ranging from 1% to 6% of net sales, and some may require minimum guarantees and advances. Both development of internally-created items and acquiring items are ongoing efforts. In either case, it may take as long as nine months for an item to reach the market. As part of an effort to keep the product line fresh and to extend the life of the item, we create new packaging, change sound chips and change product colors from time to time.

- Fashion/Mini Dolls

  We produce various propriety fashion dolls and accessories for children between the ages of three and 10. The product lines include: (1) 11 1/2" fashion dolls customized with high-fashion designs that correspond with particular holidays, events or themes such as Christmas, birthdays, Fairytale, Victorian Romance and Gibson Girl Romance; and (2) 6 1/2" fashion dolls based on children's classic fairy tales and holidays. In 1999, we intend to add to our doll line by producing additional dolls based on other theme-based play sets.

  We have introduced two new line extensions for sale in 1999: (1) a 15 1/2" fashion doll that has movable body parts and intricate hairstyles and that has themes such as Era of Elegance, Renaissance and Ballet; and (2) our American Sisters baby dolls in paired 12" and 8" sizes with themes like Off to School, Ballet Recital, Birthday Surprise and Tea Party Fun. These dolls will be priced at retail from $9.99 to $24.99.

  Our in-house product developers originate the design and functionality of most of our fashion dolls. In many cases, they work with retailers and incorporate their input on doll characteristics, packaging and other design elements to create exclusive product lines for them.

SALES, MARKETING AND DISTRIBUTION

     We sell all of our products through our own in-house sales staff and independent sales representatives. Purchasers of our products include toy and discount retail chain stores, department stores, toy specialty stores and wholesalers. The Road Champs product line is also sold to smaller hobby shops, specialty retailers and corporate accounts, among others. Our five largest customers are Toys 'R Us, Wal-Mart, Kay-Bee Toys, Kmart and Target, which accounted for approximately 61.7% of our net sales in 1997 and 69.6% in 1998. Except for purchase orders relating to products on order, we do not have written agreements with our customers. Instead, we generally sell products to our customers pursuant to letters of credit or, in some cases, on open account with payment terms typically varying from 30 to 90 days. From time to time, we allow our customers credits against future purchases from us in order to facilitate their retail markdown and sales of slow-moving inventory.

     We obtain, directly, or through our sales representatives, orders for our products from our customers and arrange for the manufacture of these products as discussed below. Cancellations are generally made in writing, and we take appropriate steps to notify our manufacturers of such cancellations. Based upon the sales of the Road Champs products in the past, we expect approximately half of the Road Champs products to be sold domestically through a third-party warehouse and fulfillment center in Seattle, Washington, where we store inventory for sale.

     We maintain a full-time sales and marketing staff, many of whom make on-site visits to customers for the purpose of soliciting orders for products. We also retain a number of independent sales representatives to sell and promote our products, both domestically and internationally. Together with retailers, we sometimes test the consumer acceptance of new products in selected markets before committing resources to large-scale production.

     We generally budget approximately 5% of our net sales for advertising and promotion of our products. We produce and broadcast television commercials for our World Wrestling Federation action figure line. We may also advertise some of our other products on television, if we expect that the resulting increase in our net sales will justify the relatively high cost of television advertising. We advertise our products in trade and consumer magazines and other publications, market our products at major and regional toy trade shows, conventions and exhibitions and carry on cooperative advertising with toy retailers and other customers.

     Outside of the United States, we currently sell our products primarily in Canada, Great Britain, Latin America, Australia and Japan. Sales of our products abroad accounted for approximately 8.9% of our net sales in 1997 and 7.4% in 1998. We believe that foreign markets present an attractive opportunity, and we plan to intensify our marketing efforts and expand our distribution channels abroad.

PRODUCT DEVELOPMENT

     Each of our product lines has an in-house manager responsible for product development, including identifying and evaluating inventor products and concepts and other opportunities to enhance or expand existing product lines or to enter new product categories. In addition, we create proprietary products, the principal source of products for our fashion doll line, and products to more fully exploit our concept and character licenses. While we do have the capability to create and develop products from inception to production, we use third parties to provide a substantial portion of the sculpting, sample making, illustration and package design required for our products in order to accommodate our increasing product innovations and introductions. Typically, the development process takes from three to nine months to culminate in production of the products for shipment to our customers.

     We generally acquire our product concepts from unaffiliated third parties. If we accept and develop a third-party's concept for new toys, we generally pay a royalty on the toys developed from this concept that are sold, and may, on an individual basis, guarantee a minimum royalty. Royalties payable to developers generally range from 1% to 6% of the wholesale sales price for each unit of a product sold by us. We believe that utilizing experienced third-party inventors gives us access to a wide range of development talent. We currently work with numerous toy inventors and designers for the development of new products and the enhancement of existing products. We believe that toy inventors and designers have come to appreciate our practice of acting quickly and decisively to acquire and market licensed products. In addition, we believe that our experience in the toy industry, our flexibility and our recent success in developing and marketing products make us more attractive to toy inventors and developers than some of our competitors.

     Safety testing of our products is done at the manufacturers' facilities by an engineer employed by us or independent third-party contractors engaged by us, and is designed to meet safety regulations imposed by federal and state governmental authorities. We also monitor quality assurance procedures for our products for safety purposes.

MANUFACTURING AND SUPPLIES

     Our products are currently produced by manufacturers which we choose on the basis of quality, reliability and price. Consistent with industry practice, the use of third-party manufacturers enables us to avoid incurring fixed manufacturing costs. All of the manufacturing services performed overseas for us are paid for either by letter of credit or on open account with the manufacturers. To date, we have not experienced any material delays in the delivery of our products; however, delivery schedules are subject to various factors beyond our control, and any delays in the future could adversely affect our sales. Currently, we have ongoing relationships with approximately 15 manufacturers. We believe that alternative sources of supply are available, although we cannot assure you that adequate supplies of manufactured products can be obtained.

     Although we do not conduct the day-to-day manufacturing of our products, we participate in the design of the product prototype and production tooling and molds for the products we develop or acquire, and we seek to ensure quality control by actively reviewing the production process and testing the products produced by our manufacturers. We employ quality control inspectors who rotate among our manufacturers' factories to monitor production.

     The principal raw materials used in the production and sale of our toy products are zinc alloy, plastics, plush, printed fabrics, paper products and electronic components, all of which are currently available at reasonable prices from a variety of sources. Although we do not manufacture our products, we own the molds and tooling used in the manufacturing process, and these are transferable among manufacturers if we choose to employ alternative manufacturers.

TRADEMARKS AND COPYRIGHTS

     Most of our products are produced and sold under trademarks owned by or licensed to us. We typically register our properties, and seek protection under the trademark, copyright and patent laws of the United States and other countries where our products are produced or sold. These intellectual property rights can be significant assets. Accordingly, while we believe we are sufficiently protected, the loss of some of these rights could have an adverse effect on our business and results of operations.

COMPETITION

     Competition in the toy industry is intense. Many of our competitors have greater financial resources, stronger name recognition and larger sales, marketing and product development departments and benefit from greater economies of scale. These factors, among others, may enable our competitors to market their products at lower prices or on terms more advantageous to customers than those we could offer for our competitive products. Competition often extends to the procurement of entertainment and product licenses, as well as to the marketing and distribution of products and the obtaining of adequate shelf space. Competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations. In each of our product lines we compete against one or both of the toy industry's two dominant companies, Mattel, Inc. and Hasbro, Inc. In addition, we compete, in our action figures line, with the Toy-Biz division of Marvel Enterprises, Inc. and, in our toy vehicle lines, with Racing Champions, Inc. We also compete with numerous smaller domestic and foreign toy manufacturers, importers and marketers in each of our product categories. We expect that the joint venture's principal competition in the video game market will be Electronic Arts, which will produce video games based on World Championship Wrestling characters, and Acclaim Entertainment, Inc.

SEASONALITY AND BACKLOG

     Sales of toy products are seasonal. In 1998, approximately 68.1% our sales were made in the third and fourth quarters. Generally, the first quarter is the period of lowest shipments and sales in our business and the toy industry generally and therefore the least profitable due to various fixed costs. Seasonality factors may cause our operating results to fluctuate significantly from quarter to quarter. Due to these fluctuations, our results of operations for any quarter may vary significantly. Our results of operations may also fluctuate as a result of factors such as the timing of new products (and expenses incurred in connection therewith) introduced by us or our competitors, the advertising activities of our competitors, delivery schedules set by our customers and the emergence of new market entrants. We believe, however, that the low retail price product lines that we sell may be less subject to seasonal fluctuations than higher priced toy products.

     We ship products in accordance with delivery schedules specified by our customers, which usually request delivery of their products within three to six months of the date of their orders. Because customer orders may be canceled at any time without penalty, our backlog may not accurately indicate sales for any future period.

GOVERNMENT AND INDUSTRY REGULATION

     Our products are subject to the provisions of the Consumer Product Safety Act ("CPSA"), the Federal Hazardous Substances Act ("FHSA"), the Flammable Fabrics Act ("FFA") and the regulations promulgated thereunder. The CPSA and the FHSA enable the Consumer Product Safety Commission to exclude from the market consumer products that fail to comply with applicable product safety regulations or otherwise create a substantial risk of injury, and articles that contain excessive amounts of a banned hazardous substance. The FFA enables the Consumer Products Safety Commission to regulate and enforce flammability standards for fabrics used in consumer products. The Consumer Products Safety Commission may also require the repurchase by the manufacturer of articles which are banned. Similar laws exist in some states and cities and in various international markets. We maintain a quality control program designed to ensure compliance with all applicable laws. In addition, many of our Child Guidance products are sold under the Good Housekeeping Seal of Approval(R). To qualify for this designation, our products are tested by Good Housekeeping to ensure compliance with its product safety and quality standards.

EMPLOYEES

     As of March 26, 1999, we employed 66 persons, all of whom are full-time employees, including three executive officers. Thirty-six of our employees were located in the United States, while the remaining 30 were located in Hong Kong. We believe that we have good relationships with our employees. None of our employees is represented by a union.

ENVIRONMENTAL ISSUES

     We are subject to legal and financial obligations under environmental, health and safety laws in the United States and in other jurisdictions where we operate. We are not currently aware of any material environmental liabilities associated with any of our operations.

ITEM 2. DESCRIPTION OF PROPERTY

PROPERTIES

     Our principal executive offices occupy approximately 9,000 square feet of space in Malibu, California under a lease expiring on August 31, 2002. We lease showroom and office space of approximately 4,100 square feet at the International Toy Center in New York City. We also lease showroom and office space of approximately 5,000 square feet in Hong Kong from which we oversee our China-based third-party manufacturing operations, and we have smaller leased sites in Dallas, Texas and Union, New Jersey.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to, nor is our property the subject of, any pending legal proceeding, nor are we aware of any proceeding contemplated by any governmental authority.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of 1998 to a vote of our security holders.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock is traded on the Nasdaq National Market under the symbol "JAKK." The following table sets forth, for the periods indicated, the range of high and low closing sale prices for our common stock on the Nasdaq National Market.

                                                              PRICE RANGE OF
                                                               COMMON STOCK
                                                              ---------------
                                                              HIGH        LOW
                                                              ----        ---
1997:
  First quarter.............................................    8 3/4      7 1/8
  Second quarter............................................    8 1/4      4 1/2
  Third quarter.............................................   10 13/16    5 3/4
  Fourth quarter............................................   11 1/8      7 5/8
1998:
  First quarter.............................................    9 3/8      7 3/16
  Second quarter............................................   12 1/4      7 15/16
  Third quarter.............................................   10 15/16    7
  Fourth quarter............................................   17 5/8     10 11/16

     On March 26, 1999, the last sale price of our common stock reported on the Nasdaq National Market was $17.50 per share.

SECURITY HOLDERS

     As of March 26, 1999, there were approximately 62 holders of record of our common stock.

DIVIDENDS

     We have never paid, and, because we intend to retain our future earnings, if any, to finance the growth and development of our business, we do not plan to pay in the foreseeable future, any cash dividends on any of our common stock. The payment of dividends on our common stock (other than dividends payable in shares of our common stock) is prohibited (1) under the loan agreement relating to our convertible debentures and (2) until all accumulated dividends on our preferred stock are paid in full and sufficient funds to pay the current dividends thereon are set aside. Moreover, the loan agreements relating to our revolving credit lines prohibit some of our subsidiaries from distributing funds to us without the lender's consent.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. You should read this section in conjunction with our consolidated financial statements and the related notes, which are included in Item 7.

OVERVIEW

     JAKKS was founded to develop, produce and market children's toys and related products. We commenced business operations when we assumed operating control over the toy business of Justin Products Limited ("Justin"), and have included the results of Justin's operations in our consolidated financial statements from July 1, 1995, the effective date of that acquisition. The Justin product lines, which consisted primarily of fashion dolls and accessories and electronic products for children, accounted for substantially all of our net sales for the period from April 1, 1995 (inception) to December 31, 1995.

     One of our key strategies has been to grow through the acquisition or licensing of product lines, concepts and characters. In 1996, we expanded our product lines to include products based on licensed characters and properties, such as World Wrestling Federation action figures.

     We acquired Road Champs in February 1997, and have included the results of operations of Road Champs from February 1, 1997, the effective date of the acquisition. We acquired the Child Guidance and Remco trademarks in October 1997, both of which contributed to operations nominally in 1997, but contributed more significantly to operations commencing in 1998.

     Our products currently include (1) toys and action figures featuring licensed characters, including popular wrestling characters under our World Wrestling Federation license, (2) die-cast collectible and toy vehicles marketed under our Road Champs and Remco brand names, (3) pre-school electronic toys marketed under our Child Guidance brand name, and (4) fashion dolls and related accessories.

     In general, we acquire products or product concepts from others or we engage unaffiliated third parties to develop our own products, thus minimizing operating costs. Royalties payable to our developers generally range from 1% to 6% of the wholesale sale price for each unit of a product sold by us. We expect that outside inventors will continue to be a source of new products in the future. We also generate internally new product concepts, for which we pay no royalties.

     In June 1998, we formed our joint venture with THQ, a developer, publisher and distributor of interactive entertainment software, and the joint venture licensed the rights from Titan Sports to publish World Wrestling Federation electronic video games on all platforms. The license agreement permits the joint venture to release these games after November 16, 1999. We expect that the first game produced under this license will be released in late 1999. JAKKS and THQ will share equally any profits generated by the joint venture.

     We contract the manufacture of most of our products to unaffiliated manufacturers located in China. We sell the finished products on a letter of credit basis or on open account to our customers, who take title to the goods in Hong Kong. These methods allow us to reduce certain operating costs and working capital requirements. A portion of our sales, primarily sales of our Road Champs products, originate in the United States, so we hold certain inventory in a warehouse and fulfillment facility operated by an unaffiliated third party. In addition, we hold inventory of other products from time to time in support of promotions or other domestic programs with retailers. To date, substantially all of our sales have been to domestic customers. We intend to expand distribution of our products into foreign territories and, accordingly, we have (1) engaged a representative to oversee sales in certain territories, (2) engaged distributors in certain territories, and (3) established direct relations with retailers in certain territories.

     We establish reserves for sales allowances, including promotional allowances and allowances for anticipated defective product returns, at the time of shipment. The reserves are determined as a percentage of net sales based upon either historical experience or on estimates or programs agreed upon by our customers.

     Our cost of sales consists primarily of the cost of goods produced for us by unaffiliated third-party manufacturers, royalties earned by licensors on the sale of these goods and amortization of the tools, dies and molds owned by us that are used in the manufacturing process. Other costs include inbound freight and provisions for obsolescence. Significant factors affecting our cost of sales as a percentage of net sales include (1) the proportion of net sales generated by various products with disparate gross margins, (2) the proportion of net sales made domestically, which typically carry higher gross margins than sales made in Hong Kong, and (3) the effect of amortizing the fixed cost components of cost of sales, primarily amortization of tools, dies and molds, over varying levels of net sales.

     Selling, general and administrative expenses include costs directly associated with the selling process, such as sales commissions, advertising and travel expenses, as well as general corporate expenses, goodwill and trademark amortization and product development. We have recorded goodwill of approximately $11 million and trademarks of approximately $14.4 million in connection with acquisitions made to date. Goodwill is being amortized over a 30-year period, while trademark acquisition costs are being amortized over periods ranging from 10 to 30 years.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

                                                        APRIL 1, 1995
                                                        (INCEPTION) TO     YEARS ENDED DECEMBER 31,
                                                         DECEMBER 31,     --------------------------
                                                             1995          1996      1997      1998
                                                        --------------    ------    ------    ------
Net sales.............................................      100.0%        100.0%    100.0%    100.0%
Cost of sales.........................................       68.0          60.0      61.7      61.0
                                                            -----         -----     -----     -----
Gross profit..........................................       32.0          40.0      38.3      39.0
Selling, general and administrative expenses..........       23.0          30.0      28.4      28.2
                                                            -----         -----     -----     -----
Income from operations................................        9.0          10.0       9.9      10.8
Interest, net.........................................        0.1          (1.1)      1.0       0.4
Other (income) expense................................       (0.2)           --       0.7       0.7
                                                            -----         -----     -----     -----
Income before income taxes............................        9.1          11.1       8.2       9.7
Provision for income taxes............................        1.9           1.3       1.6       2.2
                                                            -----         -----     -----     -----
Net income............................................        7.2%          9.8%      6.6%      7.5%
                                                            =====         =====     =====     =====

YEARS ENDED DECEMBER 31, 1998 AND 1997

     Net Sales. Net sales increased $43.4 million, or 103%, to $85.3 million in 1998 from $41.9 million in 1997. The significant growth in net sales was due primarily to the continuing growth of the World Wrestling Federation action figure product line with its expanded product offerings and frequent character releases, as well as to the full year impact on sales of the Remco toy vehicles and Child Guidance pre-school toys which contributed only nominally in 1997 from their acquisition date in late October 1997. Contributions made by sales of Road Champs die-cast toy and collectible vehicles and our holiday doll line were comparable with the prior year, while our line of radio-controlled vehicles made only nominal contributions to net sales in 1998.

     Gross Profit. Gross profit increased $17.2 million, or 107%, to $33.3 million in 1998, or 39.0% of net sales, from $16.1 million, or 38.3% of net sales, in 1997. The overall increase in gross profit was attributable to the significant increase in net sales. The increase in the gross profit margin of 0.7% of net sales was due in part to the changing product mix, which included products, such as World Wrestling Federation action figures, with higher margins than some of our other products. The higher margin resulting from lower product costs was offset in part by higher royalties, and the amortization expense of molds and tools used in the manufacture of our products was comparable on a percentage basis.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $12.1 million, or 102%, to $24.0 million, or 28.2% of net sales, in 1998, from $11.9 million, or 28.4% of net sales, in 1997. The overall significant increase of $12.1 million in these costs was due in large part to the full year impact of costs associated with our addition of infrastructure in the United States and Hong Kong in connection with the Road Champs acquisition, as well as to development and marketing costs of products under our recently-acquired Child Guidance and Remco trademarks and under existing products lines, such as the World Wrestling Federation action figures. Selling, general and administrative expenses decreased modestly as a percentage of net sales due in part to the fixed nature of certain of these expenses, which were offset in part by increases in advertising expenses and product development costs in 1998. The overall dollar increase was also due to the significant increase in net sales with their proportionate impact on variable selling costs, such as freight and shipping related expenses, sales commissions, cooperative advertising and travel expenses. We produced television commercials in support of several of our products, including World Wrestling Federation action figures, in 1998 and 1997, as well as radio-controlled vehicles, in 1997. From time to time, we may increase our advertising efforts, including the use of more expensive advertising media, such as television, if we deem it appropriate for particular products.

     Interest, Net. We had comparable interest-bearing obligations in 1998 and in 1997 with our convertible debentures and seller notes issued in connection with the Child Guidance/Remco and Road Champs acquisitions. In addition, we had comparable average cash balances during 1998 and 1997.

     Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 1998 and also included a tax benefit generated by operating losses for Federal and state purposes in 1997. Our earnings were subject to effective tax rates of 22.6% and 18.8% in 1998 and 1997, respectively, benefiting from a flat 16.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong. As of December 31, 1997, we had federal and state net operating loss carry-forwards of $727,000 and $306,000, respectively, available to offset future taxable income. The carry-forwards were fully utilized in 1998. As of December 31, 1998, we had deferred tax assets of approximately $493,000 for which no allowance has been provided for since, in the opinion of management, realization of the future benefit is probable. In making this determination, management considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

YEARS ENDED DECEMBER 31, 1997 AND 1996

     Net Sales. Net sales increased $29.8 million, or 248%, to $41.9 million in 1997 from $12.1 million in 1996. The significant growth in net sales was due primarily to the continuing growth of the World Wrestling Federation action figure product line with its expanded product offerings and frequent character releases, as well as to the contribution made by sales of Road Champs die-cast toy and collectible vehicles, which have been included from the effective date of the acquisition, February 1, 1997. Our holiday doll line performed comparably with the prior year and our new line of radio-controlled vehicles made modest contributions to net sales in 1997.

     Gross Profit. Gross profit increased $11.3 million, or 233%, to $16.1 million, or 38.3% of net sales, in 1997 from $4.8 million, or 40.0% of net sales, in 1996. The overall increase in gross profit was attributable to the significant increase in net sales. The decline in the gross profit margin of 1.7% of net sales was due in part to the changing product mix, which included products, such as Road Champs and radio-controlled vehicles, with lower margins than some of our other products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $8.3 million, or 229%, to $11.9 million, or 28.4% of net sales, in 1997 from $3.6 million, or 30.0% of net sales, in 1996. The significant overall increase of $8.3 million in such costs was due in large part to the costs associated with our addition of infrastructure in the United States and Hong Kong in connection with the Road Champs acquisition. We have since combined the acquired operations in Hong Kong with those of our existing operations and may achieve other efficiencies in our operations. As expected, selling, general and administrative expenses decreased as a percentage of net sales due in part to the fixed nature of certain of these expenses. The overall dollar increase was also due to the significant increase in net sales with their proportionate impact on variable selling costs, such as freight and shipping related expenses, sales commissions and travel expenses. Additionally, we produced television commercials in support of several of our products, including World Wrestling Federation action figures and radio-controlled vehicles.

     Interest, Net. We had significantly higher interest-bearing obligations in 1997 than in 1996 resulting from the issuance of our convertible debentures and seller notes in connection with the Road Champs acquisition. In addition, we had lower average cash balances during 1997 than in 1996 due to significant cash payments made and working capital employed in connection with the Road Champs acquisition.

     Provision for Income Taxes. Provision for income taxes included state and foreign income taxes in 1997 and also included a tax benefit generated by operating losses for Federal and state purposes in 1996. Our earnings were subject to effective tax rates of 18.8% and 12.2% in 1997 and 1996, respectively, benefiting from a flat 16.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong. As of December 31, 1997, we had federal and state net operating loss carry-forwards of $727,000 and $306,000, respectively, available to offset future taxable income.

QUARTERLY FLUCTUATIONS AND SEASONALITY

     We have experienced significant quarterly fluctuations in operating results and anticipate these fluctuations in the future. The operating results for any quarter are not necessarily indicative of results for any future period. Our first quarter is typically expected to be the least profitable as a result of lower net sales but substantially similar fixed operating expenses. This is consistent with the performance of many companies in the toy industry.

     The following tables present our unaudited quarterly results for the years indicated. The seasonality of our business is reflected in this quarterly presentation.

                                           1997                                   1998
                            -----------------------------------   -------------------------------------
                             1ST      2ND       3RD       4TH       1ST       2ND       3RD       4TH
                            ------   ------   -------   -------   -------   -------   -------   -------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.................  $5,235   $8,059   $15,919   $12,732   $11,030   $16,131   $34,218   $23,873
Gross profit..............   1,911    3,203     6,620     4,336     4,350     6,118    13,242     9,542
Income from operations....     173      721     2,021     1,260       768     1,427     5,069     1,983
Income before income
  taxes...................     124      604     1,908       793       610     1,316     4,648     1,658
Net income................     203      457     1,455       671       462       958     3,434     1,521
Diluted earnings per
  share...................  $ 0.05   $ 0.10   $  0.29   $  0.11   $  0.08   $  0.14   $  0.45   $  0.21
Weighted average shares
  and equivalents
  outstanding.............   4,332    4,752     5,092     6,953     7,160     7,786     7,872     7,837

                                          1997                                1998
                            --------------------------------    --------------------------------
                             1ST      2ND      3RD      4TH      1ST      2ND      3RD      4TH
                            -----    -----    -----    -----    -----    -----    -----    -----
                                               (IN PERCENTAGES OF NET SALES)
Net sales.................  100.0%   100.0%   100.0%   100.0%   100.0%   100.0%   100.0%   100.0%
Gross profit..............   36.5     39.7     41.6     34.1     39.4     37.9     38.7     40.0
Income from operations....    3.3      8.9     12.7      9.9      7.0      8.8     14.8      8.3
Income before income
  taxes...................    2.4      7.5     12.0      6.2      5.5      8.2     13.6      6.9
Net income................    3.9      5.7      9.1      5.3      4.2      5.9     10.0      6.4

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, we had working capital of $13.7 million, as compared to $3.4 million as of December 31, 1997. This increase was primarily attributable to operating activities and the placement of our preferred stock in April 1998.

     Operating activities provided net cash of $12.0 million in 1998 as compared to $3.2 million in 1997. Net cash was provided primarily by net income, non-cash charges, such as depreciation, amortization and recognition of compensation expense for options, and increases in operating liabilities, which were offset in part by increases in accounts receivable and inventory. As of December 31, 1998, we had cash and cash equivalents of $12.5 million.

     Our investing activities used net cash of $5.1 million in 1998, as compared to $24.4 million in 1997, consisting primarily of the purchase of molds and tooling used in the manufacture of our products, the initial funding of the World Wrestling Federation joint venture in 1998, trademarks purchased in connection with the acquisitions of Road Champs and the Child Guidance and Remco brands, and goodwill acquired in connection with the acquisition of Road Champs in 1997. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties ranging from 1% to 10% payable on net sales of such products. As of January 1, 1999, these agreements required future aggregate minimum guarantees of $17.2 million, exclusive of $1.3 million in advances already paid.

     Our financing activities provided net cash of $3.0 million in 1998, consisting primarily of the issuance of 1,000 shares of our preferred stock at a price of $5,000 per share in a private placement to two investors, partially offset by the repayment of various debt issued in connection with the Road Champs and Child Guidance/Remco trademark acquisitions. In 1997, financing activities provided net cash of $17.4 million, consisting of the issuance of our 4% Redeemable Convertible Preferred Stock in October 1997, which provided $6.8 million, net of offering costs, the placement of our convertible debentures in January 1997, which provided $5.5 million, net of offering costs, and various notes and other debt issued in connection with our acquisitions in 1997, less approximately $5.2 million in debt repaid.

     In January 1997, we received proceeds, net of issuance costs, of approximately $5.5 million from the issuance of $6.0 million in convertible debentures which are currently convertible into 1,043,480 shares of our common stock at a conversion price of $5.75 per share, subject to various anti-dilution adjustments. These debentures bear interest at 9% per annum, payable monthly, and are due in December 2003. Pursuant to the debenture agreements, the debenture holders notified us of their intention to convert an aggregate principal amount of $3.0 million of the convertible debentures into 521,740 shares of our common stock on May 25, 1999. The unpaid principal balance is subject to mandatory repayment at the rate of 1% per month of the then outstanding balance beginning on December 31, 1999.

     In February 1997, we acquired Road Champs for approximately $12.5 million. Consideration paid at closing was approximately $4.7 million in cash plus the issuance of 198,020 shares of our common stock (valued at approximately $1.5 million) and the assumption of approximately $766,000 of liabilities. The balance of the cash consideration ($5.5 million) was paid during the twelve-month period ended in February 1998. Assets included in the purchase were molds and tooling, office and warehouse equipment and other operating assets, as well as license agreements, trade name and goodwill.

     In October 1997, we acquired the Child Guidance and Remco trademarks for approximately $13.4 million. Consideration paid at closing was $10.6 million in cash plus the issuance of a 10% note payable in the amount of $1.2 million, which was paid in five quarterly installments ended December 31, 1998. In addition, we incurred legal and accounting fees of approximately $203,000 and assumed liabilities of $1.4 million. The acquisition was funded in part by the issuance of shares of our 4% Redeemable Convertible Preferred Stock, which were converted into 939,998 shares of our common stock on March 30, 1998. Also in connection with this acquisition, we entered into a manufacturing and supply agreement whereby the seller of the trademarks will provide the tools and other manufacturing resources for the production of products under the trademarks. That agreement provides for four quarterly payments to the seller of $110,000, followed by six quarterly payments of $160,000, which commenced on December 31, 1997.

     In October 1997, we entered into a credit facility agreement with Norwest Bank Minnesota, N.A. which provides our Hong Kong subsidiaries with a working capital line of credit and letters of credit for the purchase of products and the operation of those subsidiaries. The facility has an overall limit of $5.0 million, but is subject to other limitations based on advance rates on letters of credit and open accounts receivable. As of December 31, 1998, there were no advances outstanding under the facility.

     In April 1998, we received $4.7 million in net proceeds from the issuance of shares of our Series A Cumulative Convertible Preferred Stock to two investors in a private placement, which are currently convertible into 558,658 shares of our common stock at a conversion price of $8.95 per share. The use of proceeds was for working capital and general corporate purposes.

     We believe that our cash flow from operations and cash and cash equivalents on hand, together with the availability under the Norwest facility, will be sufficient to meet our working capital and capital expenditure requirements and provide to us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all.

EXCHANGE RATES

     We sell all of our products in U.S. dollars and pay for all of our manufacturing costs in either U.S. or Hong Kong dollars. Operating expenses of the Hong Kong office are paid in Hong Kong dollars. The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to US$1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. We cannot assure you that the exchange rate between the United States and Hong Kong currencies will continue to be fixed or that exchange rate fluctuations will not have a material adverse effect on our business, financial condition or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which is effective for financial statements issued for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes to equity (net assets) during a period from non-owner sources. To date, we have not had any transactions that are required to be reported in other comprehensive income.

     The FASB recently issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for financial statements issued for fiscal years beginning after December 15, 1997. This statement establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports. We operate in one reportable segment: the development, production and marketing of toys and related products.

IMPACT OF THE YEAR 2000

     Many currently installed computer systems and software products are dependent upon internal calendars coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, our computer systems and software may need to be upgraded to comply with Year 2000 requirements. Otherwise, system failures or miscalculations leading to disruptions in our operations could occur. JAKKS has taken actions to address this potential problem, including the identification of any non-compliant processes or systems and the implementation of corrective measures. We expect to replace internal software with non-compliant codes with software that is compliant by July 1999.

     We believe the financial reporting systems of our Hong Kong subsidiaries are Year 2000 compliant. Their systems were upgraded in 1998 in the normal course of business with software and hardware which the manufacturer has represented as being Year 2000 compliant. We are currently in the process of selecting a new software package in our corporate office which the manufacturer has represented as being Year 2000 compliant, and we believe it will be implemented by July 1999. We estimate the cost of the new software, including implementation and data conversion costs, to be approximately $60,000. Our other software is generally certified as Year 2000 compliant or is not considered critical to our operations.

     Other than the cost of the new software to be implemented in our corporate office, we have spent only nominal amounts on the Year 2000 issue, and we do not expect any significant future expenditures. Although we believe our cost estimates to be accurate, we cannot assure you that these costs will not increase or that the proposed solutions will be installed on schedule by the date estimated.

     We have addressed the Year 2000 preparedness of our critical suppliers and major customers and related electronic data interfaces with these third parties. We began in 1998, and are continuing our efforts, to contact critical suppliers and larger customers to determine whether they are, or will be, compliant by the Year 2000. Based on our evaluation and testing, these third parties are, or are expected to be, compliant by the Year 2000. However, we will continue to monitor the situation and we will formulate contingency plans to resolve customer-related issues that may arise. At this time we cannot estimate the impact that noncompliant suppliers and customers may have on us or our level of operations in the Year 2000. At present, we have not developed contingency plans, but we will determine whether to develop such plans when our assessment is completed.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements begin on the following page.

                          INDEPENDENT AUDITORS' REPORT

The Stockholders
JAKKS Pacific, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of JAKKS Pacific, Inc. and Subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows and financial statement schedule for each of the three years in the period ended December 31, 1998. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of JAKKS Pacific, Inc. and Subsidiaries as of December 31, 1997 and 1998, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

PANNELL KERR FORSTER
Certified Public Accountants
A Professional Corporation

February 22, 1999
  except for note 18, for which
  the date is March 1, 1999

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1997           1998
                                                              -----------    -----------
Current assets
  Cash and cash equivalents.................................  $ 2,535,925    $12,452,201
  Accounts receivable, net of allowance for uncollectible
     accounts of $51,153 and $133,986 for 1997 and 1998,
     respectively...........................................    8,735,528     11,926,725
  Inventory, net of reserves of $129,695 and $464,133 for
     1997 and 1998, respectively............................    1,948,250      2,918,941
  Deferred product development costs........................      807,603        237,914
  Prepaid expenses and other................................      632,315        789,691
  Advanced royalty payments.................................      252,603        307,542
  Due from officers.........................................       15,112             --
                                                              -----------    -----------
          Total current assets..............................   14,927,336     28,633,014
Property and equipment
  Office furniture and equipment............................      217,786        440,162
  Molds and tooling.........................................    3,647,638      5,826,643
  Leasehold improvements....................................       90,432        195,909
                                                              -----------    -----------
          Total.............................................    3,955,856      6,462,714
  Less accumulated depreciation and amortization............    1,099,207      2,173,708
                                                              -----------    -----------
          Property and equipment, net.......................    2,856,649      4,289,006
Deferred offering and acquisition costs.....................      626,713        408,151
Intangibles and deposits, net...............................      318,511        489,936
Investment in joint venture.................................           --      1,044,708
Goodwill, net...............................................   10,695,488     10,322,896
Trademarks, net.............................................   14,180,118     13,548,054
                                                              -----------    -----------
          Total assets......................................  $43,604,815    $58,735,765
                                                              ===========    ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $ 4,266,456    $ 3,705,116
  Accrued expenses..........................................    2,467,246      4,371,711
  Reserve for sales returns and allowances..................    1,860,821      5,341,517
  Current portion of long-term debt.........................    2,361,076         60,000
  Income taxes payable......................................      603,614      1,418,763
                                                              -----------    -----------
          Total current liabilities.........................   11,559,213     14,897,107
Long-term debt, net of current portion......................    6,000,000      5,940,000
Deferred income taxes.......................................       86,896        144,705
                                                              -----------    -----------
          Total liabilities.................................   17,646,109     20,981,812
                                                              -----------    -----------
Commitments and contingencies
Stockholders' equity
  Common stock, $.001 par value; 25,000,000 shares
     authorized; issued and outstanding 4,942,094 and
     6,026,042 shares, respectively.........................        4,942          6,026
  Convertible preferred stock, $.001 par value; 5,000 shares authorized; issued and outstanding 3,525 and 1,000,
     respectively...........................................            4              1
  Additional paid-in capital................................   21,693,061     27,044,536
  Retained earnings.........................................    4,402,636     10,777,662
                                                              -----------    -----------
                                                               26,100,643     37,828,225
  Unearned compensation from grant of options...............      141,937         74,272
                                                              -----------    -----------
          Total stockholders' equity........................   25,958,706     37,753,953
                                                              -----------    -----------
          Total liabilities and stockholders' equity........  $43,604,815    $58,735,765
                                                              ===========    ===========

                See notes to consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1996           1997           1998
                                                      -----------    -----------    -----------
Net sales...........................................  $12,052,016    $41,944,921    $85,252,563
Cost of sales.......................................    7,231,296     25,874,784     52,000,135
                                                      -----------    -----------    -----------
Gross profit........................................    4,820,720     16,070,137     33,252,428
Selling, general and administrative expenses........    3,611,471     11,895,260     24,006,497
                                                      -----------    -----------    -----------
Income from operations..............................    1,209,249      4,174,877      9,245,931
Interest, net.......................................     (133,795)       417,293        422,553
Other (income) expense..............................           --        328,139        590,948
                                                      -----------    -----------    -----------
Income before provision for income taxes............    1,343,044      3,429,445      8,232,430
Provision for income taxes..........................      163,275        642,949      1,857,404
                                                      -----------    -----------    -----------
Net income..........................................  $ 1,179,769    $ 2,786,496    $ 6,375,026
                                                      ===========    ===========    ===========
Basic earnings per share............................  $      0.36    $      0.60    $      1.12
                                                      ===========    ===========    ===========
Diluted earnings per share..........................  $      0.34    $      0.52    $      0.89
                                                      ===========    ===========    ===========

                See notes to consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        DECEMBER 31, 1996, 1997 AND 1998

                                          CONVERTIBLE    PAR                                           UNEARNED
                              COMMON       PREFERRED    VALUE            ADDITIONAL                  COMPENSATION       TOTAL
                              SHARES        SHARES       PER    STOCK      PAID-IN      RETAINED      FROM GRANT    STOCKHOLDERS'
                            OUTSTANDING   OUTSTANDING   SHARE   AMOUNT     CAPITAL      EARNINGS      OF OPTIONS       EQUITY
                            -----------   -----------   -----   ------   -----------   -----------   ------------   -------------
Balance, December 31,
  1995....................   2,000,000          --      $.001   $2,000   $ 1,624,238   $   436,371    $(212,905)     $ 1,849,704
Issuance of common stock
  for cash................   1,502,000          --       .001    1,502     7,652,761            --           --        7,654,263
Issuance of common stock
  from bridge financing
  conversion..............     469,300          --       .001      469     1,044,310            --           --        1,044,779
Issuance of common stock
  in partial consideration
  for purchase of toy
  business assets.........      13,649          --       .001       14           (14)           --           --               --
Earned compensation from
  grant of options........          --          --         --       --            --            --       17,742           17,742
Net income................          --          --         --       --            --     1,179,769           --        1,179,769
                             ---------      ------      -----   ------   -----------   -----------    ---------      -----------
Balance, December 31,
  1996....................   3,984,949          --       .001    3,985    10,321,295     1,616,140     (195,163)      11,746,257
Issuance of common stock
  for cash................     690,000          --       .001      690     2,921,063            --           --        2,921,753
Exercise of options.......      69,125          --       .001       69       132,555            --           --          132,624
Issuance of common stock
  in partial consideration
  for purchase of toy
  business................     198,020          --       .001      198     1,499,802            --           --        1,500,000
Issuance of convertible
  preferred stock for
  cash....................          --       3,525       .001        4     6,818,346            --           --        6,818,350
Earned compensation from
  grant of options........          --          --         --       --            --            --       53,226           53,226
Net income................          --          --         --       --            --     2,786,496           --        2,786,496
                             ---------      ------      -----   ------   -----------   -----------    ---------      -----------
Balance, December 31,
  1997....................   4,942,094       3,525       .001    4,946    21,693,061     4,402,636     (141,937)      25,958,706
Conversion of preferred
  stock...................          --      (3,525)      .001       (4)            4            --           --               --
Issuance of common stock
  from conversion of
  preferred stock.........     939,998          --       .001      940          (940)           --           --               --
Issuance of 7% convertible
  preferred stock for
  cash....................          --       1,000       .001        1     4,731,151            --           --        4,731,152
Exercise of options.......     143,950          --       .001      144       647,248            --           --          647,392
Earned compensation from
  grant of options........          --          --         --       --            --            --       41,677           41,677
Cancellation of options,
  unearned compensation...          --          --         --       --       (25,988)           --       25,988               --
Net income................          --          --         --       --            --     6,375,026           --        6,375,026
                             ---------      ------      -----   ------   -----------   -----------    ---------      -----------
Balance, December 31,
  1998....................   6,026,042       1,000      $.001   $6,027   $27,044,536   $10,777,662    $ (74,272)     $37,753,953
                             =========      ======      =====   ======   ===========   ===========    =========      ===========

                See notes to consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                         ------------------------------------------
                                                            1996            1997           1998
                                                         -----------    ------------    -----------
Cash flows from operating activities
  Net income...........................................  $ 1,179,769    $  2,786,496    $ 6,375,026
                                                         -----------    ------------    -----------
  Adjustments to reconcile net income to net cash
     provided (used) by operating activities
     Depreciation and amortization.....................      338,032       1,605,226      2,986,137
     Earned compensation from stock option grants......       17,742          53,226         41,677
     Loss on disposal of property and equipment........           --         328,139        719,331
     Changes in operating assets and liabilities
       Accounts receivable.............................   (1,844,981)     (6,315,058)    (3,191,197)
       Inventory.......................................      (53,977)     (1,808,145)      (970,691)
       Prepaid expenses and other......................     (973,076)       (450,545)       357,374
       Accounts payable................................      899,929       2,655,469       (561,340)
       Accrued expenses................................       27,049       2,262,159      1,904,465
       Income taxes payable............................      191,622         331,009        815,149
       Reserve for sales returns and allowances........     (285,513)      1,685,621      3,480,696
       Deferred income taxes...........................      (40,186)         94,427         57,809
                                                         -----------    ------------    -----------
          Total adjustments............................   (1,723,359)        441,528      5,639,410
                                                         -----------    ------------    -----------
          Net cash provided (used) by operating
            activities.................................     (543,590)      3,228,024     12,014,436
                                                         -----------    ------------    -----------
Cash flows from investing activities
  Deferred offering and acquisition costs..............      (85,300)             --             --
  Property and equipment...............................   (1,058,654)     (2,934,935)    (3,875,852)
  Due from officers....................................     (120,030)        104,918         15,112
  Other assets.........................................      (49,129)       (241,572)      (197,928)
  Trademarks...........................................           --     (14,352,556)       (12,252)
  Investment in joint venture..........................           --              --     (1,044,708)
  Cash paid in excess of cost over toy business assets
     acquired (goodwill)...............................           --      (7,006,753)            --
                                                         -----------    ------------    -----------
          Net cash used by investing activities........   (1,313,113)    (24,430,898)    (5,115,628)
                                                         -----------    ------------    -----------
Cash flows from financing activities
  Proceeds from sale of common stock...................    7,669,263       2,946,603             --
  Proceeds from convertible preferred stock............           --       6,818,350      4,731,152
  Proceeds from debt...................................    1,104,694      13,413,659             --
  Repayments of note payable to officer................     (382,816)             --             --
  Proceeds from stock options exercised................           --         132,624        647,392
  Repayments of debt...................................     (260,930)     (5,245,665)    (2,361,076)
  Deferred financing costs.............................           --        (682,032)            --
                                                         -----------    ------------    -----------
          Net cash provided by financing activities....    8,130,211      17,383,539      3,017,468
                                                         -----------    ------------    -----------
Net increase (decrease) in cash and cash equivalents...    6,273,508      (3,819,335)     9,916,276
Cash and cash equivalents, beginning of year...........       81,752       6,355,260      2,535,925
                                                         -----------    ------------    -----------
Cash and cash equivalents, end of year.................  $ 6,355,260    $  2,535,925     12,452,201
                                                         -----------    ------------    -----------
Cash paid during the period for:
  Interest.............................................  $    49,638    $    648,187    $   647,404
                                                         -----------    ------------    -----------
  Income taxes.........................................  $    11,839    $    217,213    $ 1,042,255
                                                         -----------    ------------    -----------

     See note 16 for additional supplemental information to consolidated statements of cash flows.

                See notes to consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

NOTE 1 -- PRINCIPAL INDUSTRY

     JAKKS Pacific, Inc. (the "Company"), a Delaware corporation, is engaged in the development, production and marketing of toys and children's electronics products, some of which are based on highly-recognized entertainment properties and character licenses. The Company commenced operations in July 1995 through the purchase of substantially all of the assets of a Hong Kong toy company. The Company is marketing its product lines domestically and internationally.

     The Company was incorporated under the laws of the State of Delaware in January 1995.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of consolidation

     The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. In consolidation, all significant inter-company balances and transactions are eliminated.

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

  Revenue recognition

     Revenue is recognized upon the shipment of goods to customers. Provisions for estimated defective products and markdowns are made at the time of sale.

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

     During 1996, costs incurred for a follow-on offering, debenture offering and certain acquisition costs were deferred. The deferred acquisition costs were reclassified to investment costs upon completion of the

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) acquisition of Road Champs, Inc. The deferred offering costs related to the debentures are being amortized over the term of the debentures, or will be written-off upon conversion (note 8).

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
Molds and tooling.................................  2 - 4 years
Leasehold improvements............................  Shorter of length of lease or 10 years

  Advertising

     Production costs of commercials and programming are charged to operations in the year during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the year incurred. Advertising expense for the years ended December 31, 1996, 1997 and 1998 was approximately $22,000, $1,304,000 and $3,903,000, respectively.

  Income taxes

     The Company does not file a consolidated return with its foreign subsidiaries. The Company files Federal and state returns and its foreign subsidiaries file Hong Kong returns. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized as deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  Goodwill and other intangible assets

     Goodwill represents the excess purchase price paid over the fair market value of the assets of acquired toy companies. Goodwill is being amortized over 30 years on a straight-line basis. Accumulated amortization at December 31, 1997 and 1998 totaled $482,263 and $632,519, respectively.

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

     Intangible assets other than goodwill consist of product technology rights and trademarks. Intangible assets are amortized on a straight-line basis, over five to thirty years, the estimated economic lives of the related assets. Accumulated amortization as of December 31, 1997 and 1998 was $192,606 and $1,177,306, respectively.

  Earnings per share (EPS)

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This statement establishes simplified standards for computing and presenting earnings per share (EPS). It requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and disclosures of the calculation of each EPS amount.

                                                                            1996
                                                            ------------------------------------
                                                                          WEIGHTED
                                                                           AVERAGE
                                                              INCOME       SHARES      PER SHARE
                                                            ----------    ---------    ---------
Basic EPS
Income available to common stockholders...................  $1,179,769    3,284,432    $    0.36
                                                                                       =========
Effect of dilutive securities
Options and warrants......................................          --      219,335
                                                            ----------    ---------
Diluted EPS
Income available to common stockholders plus assumed
  exercises...............................................  $1,179,769    3,503,767    $    0.34
                                                            ==========    =========    =========

                                                                            1997
                                                            ------------------------------------
                                                                          WEIGHTED
                                                                           AVERAGE
                                                              INCOME       SHARES      PER SHARE
                                                            ----------    ---------    ---------
Basic EPS
Income available to common stockholders...................  $2,786,496    4,621,369    $    0.60
                                                                                       =========
Effect of dilutive securities
Options and warrants......................................          --      187,761
9% convertible debentures.................................     363,286    1,023,411
4% convertible preferred stock............................          --      175,904
                                                            ----------    ---------
Diluted EPS
Income available to common stockholders plus assumed
  exercises and conversions...............................  $3,149,782    6,008,445    $    0.52
                                                            ==========    =========    =========

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                            1998
                                                            ------------------------------------
                                                                          WEIGHTED
                                                                           AVERAGE
                                                              INCOME       SHARES      PER-SHARE
                                                            ----------    ---------    ---------
Basic EPS
Income available to common stockholders...................  $6,375,026    5,692,601    $    1.12
                                                                                       =========
Effect of dilutive securities
Options and warrants......................................          --      217,898
9% convertible debentures.................................     372,732    1,043,480
4% convertible preferred stock............................          --      227,252
7% convertible preferred stock............................          --      420,528
                                                            ----------    ---------
Diluted EPS
Income available to common stockholders plus assumed
  exercises and conversions...............................  $6,747,758    7,601,759    $    0.89
                                                            ==========    =========    =========

NOTE 3 -- ACQUISITIONS AND JOINT VENTURE

     In February 1997, the Company acquired all of the stock of Road Champs, Inc. (RCI) and all of the operating assets of an affiliated company for $11,723,924. Consideration paid at closing was $4,719,413 in cash plus the issuance of $1,500,000 (198,020 shares) of the Company's common stock. The balance of the adjusted purchase price of $3,079,026 was paid in three equal installments bearing interest at a rate of 7.0% per annum. As of December 31, 1998, all such payments were made in full. In addition, the payment for inventory of $2,188,778, without interest, was made in 1997. Professional fees totaling $236,707 were incurred as part of the acquisition costs. Outstanding balances were secured by all acquired shares and assets, however, they were subordinated to the convertible debentures due December 31, 2003 (note 8).

     The assets acquired and liabilities assumed from RCI were as follows:

Inventory, net of reserve of $200,000.......................  $ 1,956,358
Prepaid expenses............................................      226,881
Property and equipment......................................      694,788
Deposits....................................................      105,461
Trademarks..................................................    1,000,000
Goodwill....................................................    8,506,753
Liabilities assumed.........................................     (766,317)
                                                              -----------
Net assets acquired                                           $11,723,924
                                                              ===========

     In October 1997, the Company acquired the right, title and interest in and to the Remco and Child Guidance (R&CG) trademarks, and all registrations and applications for registration thereof, throughout the world. Total costs of the trademarks included:

Cash........................................................  $10,600,000
Promissory note.............................................    1,200,000
Liabilities assumed.........................................    1,350,000
Professional service fees...................................      202,556
                                                              -----------
Total acquisition costs                                       $13,352,556
                                                              ===========

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

NOTE 3 -- ACQUISITIONS AND JOINT VENTURE (CONTINUED)
     The total purchase price paid to the seller consisted of cash and a promissory note totaling $11,800,000. The liabilities assumed included a reserve for returns and allowances of $750,000 and a reserve of $600,000 that represents the Company's contributions to the seller's settlement with its Hong Kong representative agent for early termination of its service contract due to sale of the trademarks. Costs incurred in professional service fees of $202,556 are attributed to executing the acquisition of the trademarks. The Company also entered into a firm commitment, manufacturing and supply agreement with seller (note 12).

     In June 1998, the Company formed a joint venture with a company that develops, publishes and distributes interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture has entered into a license agreement under which it acquired the exclusive worldwide right to publish video games on all hardware platforms. As of December 31, 1998, the Company has made initial contributions to the joint venture of $1,044,708 (note 12).

NOTE 4 -- CONCENTRATION OF CREDIT RISK

     Financial instruments that subject the Company to concentration of credit risk are cash equivalents and trade receivables. Cash equivalents consist principally of short-term money market funds. These instruments are short-term in nature and bear minimal risk. To date, the Company has not experienced losses on these instruments.

     The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support customer receivables. Most goods are sold on irrevocable letter of credit basis.

     Included in the Company's consolidated balance sheets at December 31, 1997 and 1998 are its operating net assets, most of which are located in facilities in Hong Kong and China and which totaled $8,948,131 and $8,627,240 for 1997 and 1998, respectively.

NOTE 5 -- DUE FROM OFFICERS

     Due from officers represented a balance of $15,112 at December 31, 1997 due from a Company officer. The $15,112, due on demand, was non-interest bearing and was repaid in 1998.

NOTE 6 -- ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                         1997          1998
                                                      ----------    ----------
Bonuses.............................................  $  254,737    $  841,000
Trademarks acquisition reserve......................     600,000       177,245
Interest expense....................................      37,607            --
Royalties and sales commissions.....................   1,130,512     2,681,973
Hong Kong subsidiaries accruals.....................     384,747       529,722
Other...............................................      59,643       141,771
                                                      ----------    ----------
                                                      $2,467,246    $4,371,711
                                                      ==========    ==========

NOTE 7 -- RELATED PARTY TRANSACTIONS

     A director of the Company is a partner in the law firm that acts as counsel to the Company. The Company paid legal fees and expenses to the law firm in the amount of approximately $270,000 in 1996, $151,000 in 1997 and $510,000 in 1998.
Also see note 5 for other related party transactions.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

NOTE 8 -- LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                 1997          1998
                                                              ----------    ----------
Convertible debentures, bearing interest on the principal
  amounts outstanding at 9% per annum with the first monthly installment payable on February 1, 1997. If not sooner
  redeemed or converted into common stock, the debenture
  shall mature on December 31, 2003. Commencing on December
  31, 1999, mandatory monthly principal redemption
  installments are to be made in the amount of $10 per
  $1,000 of the then remaining principal amount of the
  debenture. Such debentures are convertible into 1,043,480
  shares of the Company's common stock at $5.75 per share.
  The debentures are secured by all outstanding shares of
  the Company's wholly-owned subsidiaries and substantially
  all operating assets of the Company (note 2)..............  $6,000,000    $6,000,000
Note payable, due in five quarterly principal installments
  of $240,000 starting December 31, 1997, with interest at
  10% per annum. The note is secured by the Remco and Child
  Guidance trademarks.......................................   1,200,000            --
Note payable, due in three principal payments with the final installment due February 6, 1998, with interest at 7% per
  annum. The note is secured by the RCI assets..............   1,046,376            --
Line of credit facility (note 12)...........................     114,700            --
                                                              ----------    ----------
                                                               8,361,076     6,000,000
Less current portion of long-term debt......................   2,361,076        60,000
                                                              ----------    ----------
Long-term debt, net of current portion......................  $6,000,000    $5,940,000
                                                              ==========    ==========

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

     The Company does not file a consolidated return with its foreign subsidiaries. The Company files Federal and state returns and its foreign subsidiaries file Hong Kong returns. Income taxes reflected in the accompanying consolidated statements of operations are comprised of the following:

                                                     1996         1997         1998
                                                   ---------    --------    ----------
Federal..........................................  $      --    $     --    $  715,000
State and local..................................      1,350      26,000       210,000
Hong Kong........................................    277,994     522,522       874,595
                                                   ---------    --------    ----------
                                                     279,344     548,522     1,799,595
Deferred.........................................   (116,069)     94,427        57,809
                                                   ---------    --------    ----------
                                                   $ 163,275    $642,949    $1,857,404
                                                   =========    ========    ==========

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

NOTE 9 -- INCOME TAXES (CONTINUED)
     As of December 31, 1998, the Company has utilized all net operating loss carry-forwards.

                                                                1997         1998
                                                              ---------    ---------
Deferred tax assets resulting from deductible temporary
  differences from loss carry-forwards, noncurrent..........  $ 258,239    $ 493,134
Deferred tax liabilities resulting from taxable temporary
  differences, noncurrent...................................   (345,135)    (637,839)
                                                              ---------    ---------
                                                              $ (86,896)   $(144,705)
                                                              =========    =========

     The Company's management concluded that a deferred tax asset valuation allowance as of December 31, 1997 and 1998 was not necessary.

     A reconciliation of the statutory United States Federal income tax rate to the Company's effective income tax rate is as follows:

                                                              1996    1997    1998
                                                              ----    ----    ----
Statutory income tax rate...................................   35%     35%     35%
State and local income taxes, net of Federal income tax
  effect....................................................    1       1       1
Effect of temporary differences and Hong Kong's lower tax
  rate......................................................   --      --     (22)
Effect of net operating loss carry-forwards.................  (40)    (35)    (11)
Income taxes on foreign earnings at rates other than the
  United States Statutory rate not subject to United States
  income taxes..............................................   16      18      19
                                                              ---     ---     ---
                                                               12%     19%     22%
                                                              ===     ===     ===

     The components of income before provision for income taxes are as follows:

                                                    1996          1997          1998
                                                 ----------    ----------    ----------
Domestic.......................................  $ (360,040)   $   16,216    $3,681,456
Foreign........................................   1,703,084     3,413,229     4,550,974
                                                 ----------    ----------    ----------
                                                 $1,343,044    $3,429,445    $8,232,430
                                                 ==========    ==========    ==========

NOTE 10 -- LEASES

     The Company leases office and showroom facilities and certain equipment under operating leases. The following is a schedule of minimum annual lease payments. Rent expense for the years ended December 31, 1996, 1997 and 1998 totaled $182,690, $582,766 and $550,360, respectively.

1999.............................................  $  549,360
2000.............................................     423,940
2001.............................................     324,852
2002.............................................     223,632
2003.............................................      23,032
                                                   ----------
                                                   $1,544,816
                                                   ==========

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

NOTE 11 -- COMMON STOCK AND PREFERRED STOCK

     The Company has 25,005,000 authorized shares of stock consisting of 25,000,000 shares of $.001 par value common stock and 5,000 shares of $.001 par value preferred stock.

     On April 1, 1998, the Company sold 1,000 shares of its Series A 7% cumulative convertible preferred stock to two investors for $4,731,152, net of issuance costs. The holders of the shares have the right, at their option, to convert such shares into common stock of the Company at any time. The price at which shares of common stock shall be delivered upon conversion shall initially be $8.95 per share of common stock. The conversion price may be adjusted in certain instances. Preferred stockholders are entitled to receive cumulative cash dividends at an annual rate of $350 per share payable as and when declared by the Company's Board of Directors.

     During 1998, 143,950 shares of the Company's common stock were issued on exercise of options for a total of $647,392.

     During 1997, the Company issued 690,000 shares of its common stock in a public offering and 198,020 shares as partial consideration for the RCI acquisition (note 3).

     During 1997, in a private placement, the Company issued 3,525 shares of its 4% redeemable convertible preferred stock at a purchase price of $2,000 per share. On March 12, 1998, all of the 3,525 shares of such issue were converted into an aggregate of 939,998 shares of the Company's common stock based on a conversion price of $7.50 per share.

NOTE 12 -- COMMITMENTS

     The Company has entered into various license agreements whereby the Company may use certain characters and properties in conjunction with its products. Such license agreements call for royalties to be paid at 5 to 10% of net sales with minimum guarantees and advance payments. Additionally, under one such license, the Company has committed to spend 12.5% of related net sales, not to exceed $1,000,000, on advertising per year.

     Future annual minimum royalty guarantees as of December 31, 1998 are as follows:

1999............................................  $ 1,752,833
2000............................................    1,653,583
2001............................................    1,551,750
2002............................................    1,475,000
2003............................................    1,380,000
Thereafter......................................    9,387,500
                                                  -----------
                                                  $17,200,666
                                                  ===========

     The Company entered into a joint venture agreement (note 3) creating a new limited liability company (LLC) in which the Company holds a 50% ownership interest. On June 10, 1998, the LLC entered into a license agreement expiring December 31, 2009, with an option for a five year automatic extension if the LLC pays the licensor $27,000,000 in royalties during the initial ten year period of the agreement. The license agreement includes guaranteed minimum royalty payments of $18,000,000 payable over the ten year initial term and $7,500,000 payable over the five year renewal period, if applicable. The Company is responsible for funding $7,500,000 of the $18,000,000 guaranteed royalty payments. The guarantee payments include a $3,000,000 advance, paid within 15 days after the agreements were executed, and ten minimum guaranteed installments of $1,500,000, due each January 30, starting in 2000 and ending 2009. The Company was responsible for funding $1,000,000 of the initial advance and is responsible for funding $500,000 of the first

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

NOTE 12 -- COMMITMENTS (CONTINUED)
four and $750,000 of the next six of ten yearly installments. All unpaid guaranteed amounts for which the Company is responsible as of December 31, 1998 are included in the totals of the "future annual minimum royalty guarantees" table noted above. The $7,500,000 renewal guaranteed will be payable in five yearly installments, of which the Company will be responsible for funding 50% of each yearly payment.

     The Company entered into a firm price commitment manufacturing and supply agreement in connection with the acquisition of the R&CG trademarks purchased in 1997 (note 3). The agreement was entered into with the seller of the trademarks to obtain from the seller tools and other manufacturing resources of the seller for the manufacture of products, upon request by the Company. The manufacturing and supply agreement has created a firm commitment by the Company for a minimum of $1,400,000. A minimum payment of $110,000 on the agreement was due on December 31, 1997, with three additional payments of $110,000 and six payments of $160,000 to follow thereafter, through March 31, 2000, which is also the date on which the agreement terminates.

     The Company and its subsidiaries are acting as joint and several guarantors of a $5,000,000 conditional, secured, revolving, short-term trade facility available to the Company's Hong Kong wholly-owned subsidiaries. Proceeds on the credit facility are to finance working capital needs and operations in the normal course of business. At December 31, 1997 and 1998, there were unused amounts available on the line of credit of $4,885,300 and $5,000,000 and outstanding balances of $114,700 and $0, respectively. Outstanding balances accrue interest at rates equal to the bank's base rate of interest plus 1% per annum for advances of open accounts receivable, and the bank's base rate of interest plus 1/2% for advances received under negotiation of export letters of credit. At December 31, 1998, the credit facility carried interest at rates of 9.5% and 9%, respectively. Outstanding balances are collateralized by all assets of the borrower and accounts receivable and inventory of the guarantors. The credit facility expires May 31, 1999, unless terminated sooner (note 8).

NOTE 13 -- STOCK OPTION PLAN

     Under its Third Amended and Restated 1995 Stock Option Plan (the Plan), the Company has reserved 1,250,000 shares of its common stock for issuance upon exercise of options granted under the Plan. In 1998, stockholders approved an increase of 500,000 shares in the number of shares available for grant. Under the Plan, employees (including officers), non-employee directors and independent consultants may be granted options to purchase shares of common stock. Prior to the adoption of the Plan in 1995, options for 276,500 shares were granted at an exercise price of $2.00 per share. The Company recorded deferred compensation costs and a related increase in paid-in capital of $212,905 for the difference between the grant price and the deemed fair market value of the common stock of $2.77 per share at the date of grant. Such compensation costs are recognized on a straight-line basis over the vesting period of the options, which is 25% per year commencing twelve months after the grant date of such options. In 1996, 1997 and 1998, the fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: risk-free rate of interest of 6%; dividend yield of 0%; and expected lives of five years.

     As of December 31, 1998, 308,000 shares were available for future grant. Additional shares may become available to the extent that options presently outstanding under the Plan terminate or expire unexercised.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

NOTE 13 -- STOCK OPTION PLAN (CONTINUED)
     Stock option activity pursuant to the Plan is summarized as follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                            NUMBER      EXERCISE
                                                           OF SHARES     PRICE
                                                           ---------    --------
Outstanding, December 31, 1995...........................    10,850     $   4.50
  Granted................................................   114,625         6.70
  Exercised..............................................        --           --
  Canceled...............................................        --           --
                                                            -------     --------
Outstanding, December 31, 1996...........................   125,475         6.51
  Granted................................................   405,025         9.92
  Exercised..............................................        --           --
  Canceled...............................................        --           --
                                                            -------     --------
Outstanding, December 31, 1997...........................   530,500         9.12
  Granted................................................   484,500         8.38
  Exercised..............................................   (31,800)        8.18
  Canceled...............................................   (73,000)        8.77
                                                            -------     --------
Outstanding, December 31, 1998...........................   910,200     $   8.79
                                                            =======     ========

     Stock option activity outside of the Plan is summarized as follows:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                           NUMBER      EXERCISE
                                                          OF SHARES     PRICE
                                                          ---------    --------
Outstanding, December 31, 1995..........................   276,500     $   2.00
  Granted...............................................    75,000         7.54
  Exercised.............................................        --           --
  Canceled..............................................        --           --
                                                          --------     --------
Outstanding, December 31, 1996..........................   351,500         3.18
  Granted...............................................    60,000         6.88
  Exercised.............................................   (69,125)        2.00
  Canceled..............................................        --           --
                                                          --------     --------
Outstanding, December 31, 1997..........................   342,375         4.07
  Granted...............................................        --           --
  Exercised.............................................  (100,900)        3.93
  Canceled..............................................   (33,750)        2.00
                                                          --------     --------
Outstanding, December 31, 1998..........................   207,725     $   4.47
                                                          ========     ========

     The weighted average fair value of options granted to employees in 1996, 1997 and 1998 was $2.30, $5.01 and $6.15 per share, respectively.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

NOTE 13 -- STOCK OPTION PLAN (CONTINUED)
     The following table summarizes information about stock options outstanding and exercisable at December 31, 1998:

                                                           OUTSTANDING                  EXERCISABLE
                                                 --------------------------------   --------------------
                                                                         WEIGHTED               WEIGHTED
                                                             WEIGHTED    AVERAGE                AVERAGE
                                                  NUMBER      AVERAGE    EXERCISE    NUMBER     EXERCISE
              OPTION PRICE RANGE                 OF SHARES     LIFE       PRICE     OF SHARES    PRICE
              ------------------                 ---------   ---------   --------   ---------   --------
$2.00 - $10.725................................  1,117,925   5.7 years    $7.99      434,400     $7.53

     In addition, as of December 31, 1998, 635,000 shares were reserved for issuance upon exercise of warrants granted in connection with the Company's initial public offering, follow-on public offering, private placement of convertible debentures and certain license agreements, at exercise prices ranging from $6.75 to $10.00 per share.

     Had the compensation cost for the Company's Plan been determined on a basis consistent with SFAS No. 123, the Company's net income and earnings per share
(EPS) for 1996, 1997 and 1998 would approximate the pro forma amounts below, which are not indicative of future amounts:

                                                       YEARS ENDED DECEMBER 31,
                              --------------------------------------------------------------------------
                                       1996                      1997                      1998
                              -----------------------   -----------------------   ----------------------
                                  AS                        AS                       AS
                               REPORTED    PRO FORMA     REPORTED    PRO FORMA    REPORTED    PRO FORMA
                              ----------   ----------   ----------   ----------   ---------   ----------
SFAS No. 123 charge, net of
  tax.......................  $       --   $   18,172   $       --   $  132,895          --   $  551,541
Net income..................   1,179,769    1,161,597    2,786,496    2,653,601   6,375,026    5,823,485
Basic EPS...................        0.36         0.35         0.60         0.57        1.12         1.02
Diluted EPS.................        0.34         0.33         0.52         0.50        0.89         0.82

NOTE 14 -- PROFIT SHARING PLAN

     Effective January 1, 1997, the Company adopted a 401(k) profit sharing plan and trust (Plan). The Plan is for the exclusive benefit of eligible employees and beneficiaries. Under the Plan, employees may choose to reduce their compensation and have those amounts contributed to the Plan on their behalf. Contributions made to the Plan will be held and invested by the Plan's trustee. The Company will act as the Plan's administrator. The Plan year begins on January 1st and ends on December 31st. Employees then employed were eligible to participate in the Plan as of the effective date. Otherwise, employees may be eligible to participate in the Plan after they have completed one year of service. The Company will make matching contributions equal to 50% of the amount of salary reduction deferred. However, in applying the matching percent, only salary reductions up to 10% of compensation will be considered. The Company may also make discretionary contributions to the Plan each year. Participants may elect to defer up to 15% of their compensation each year. However, deferrals in any taxable year may not exceed a dollar limit which is set by law. The limit for 1998 was $10,000. Vesting in the Plan is based on years of service, as follows:

  YEARS OF SERVICE    CUMULATIVE PERCENT VESTED
  ----------------    -------------------------
         1                        20%
         2                        40
         3                        60
         4                        80
         5                       100

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

NOTE 14 -- PROFIT SHARING PLAN (CONTINUED)
     Participants are immediately 100% vested in their salary reduction amounts contributed to the Plan.

     The Company has the right to amend and, terminate the Plan at any time. Upon termination, all amounts credited to participants accounts will become 100% vested.

     As of December 31, 1998, the Plan has not been "qualified" under the provisions of the Internal Revenue Code, and for the year then ended, the Company contributed $65,217 in matching contributions to the Plan.

NOTE 15 -- MAJOR CUSTOMERS AND INTERNATIONAL SALES

     Net sales to major customers were as follows:

                                1996                        1997                         1998
                      ------------------------    -------------------------    -------------------------
                        AMOUNT      PERCENTAGE      AMOUNT       PERCENTAGE      AMOUNT       PERCENTAGE
                      ----------    ----------    -----------    ----------    -----------    ----------
                      $3,398,000       28.2%      $14,689,000       35.0%      $23,604,000       27.7%
                       1,679,000       13.9         3,422,000        8.2        11,103,000       13.0
                       1,008,000        8.4         3,199,000        7.6        10,944,000       12.8
                         847,000        7.0         2,658,000        6.3         9,951,000       11.7
                         509,000        4.2         1,925,000        4.6         3,717,000        4.4
                      ----------       ----       -----------       ----       -----------       ----
                      $7,441,000       61.7%      $25,893,000       61.7%      $59,319,000       69.6%
                      ==========       ====       ===========       ====       ===========       ====

     Net sales to international customers totaled approximately $1,043,000, $3,733,000 and $6,309,000 in 1996, 1997 and 1998, respectively.

NOTE 16 -- SUPPLEMENTAL INFORMATION TO CONSOLIDATED STATEMENTS OF CASH FLOWS

     On March 30, 1998, the 3,525 shares of 4% redeemable convertible preferred stock with a total stockholders' equity value of $6,818,350 were converted into an aggregate of 939,998 shares of the Company's common stock.

     In 1997, 198,020 shares of common stock valued at $1,500,000 were issued in connection with the acquisition of RCI (note 3).

     In 1996, 469,300 shares of common stock were issued pursuant to the conversion of bridge financing promissory notes which provided net proceeds of $1,044,779.

NOTE 17 -- RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This new standard requires that an enterprise classify items of other comprehensive income by their nature in a financial statement; display the accumulated balances of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. To date, the Company has not had any transactions that are required to be reported in other comprehensive income.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

NOTE 17 -- RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires public business enterprises to report financial and descriptive information about reportable segments. The statement also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 15, 1997. The Company operates in one reportable segment: the development, production and marketing of toy and related products.

NOTE 18 -- SUBSEQUENT EVENT

     On March 1, 1999, the holders of the Company's 9% convertible debentures have elected to convert an aggregate of $3,000,000 principal amount of the debentures into 521,740 shares of the Company's common stock on May 25, 1999.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

     Allowances are deducted from the assets to which they apply, except for sales returns and allowances.

                                        BALANCE AT    CHARGED TO   CHARGED TO                 BALANCE
                                       BEGINNING OF   COSTS AND      OTHER                     AT END
                                          PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS   OF PERIOD
                                       ------------   ----------   ----------   ----------   ----------
Year ended December 31, 1996:
Allowance for:
  Uncollectible accounts.............   $       --    $       --   $       --   $       --   $       --
  Reserve for potential product
     obsolescence....................           --            --           --           --           --
  Reserve for sales returns and
     allowances......................      460,513       253,568           --      539,081      175,000
                                        ----------    ----------   ----------   ----------   ----------
                                        $  460,513    $  253,568   $       --   $  539,081   $  175,000
                                        ==========    ==========   ==========   ==========   ==========
Year ended December 31, 1997:
Allowance for:
  Uncollectible accounts.............   $       --    $       --   $   51,153   $       --   $   51,153
  Reserve for potential product
     obsolescence....................           --            --      200,000       70,305      129,695
  Reserve for sales returns and
     allowances......................      175,000     3,660,775    1,050,000    3,024,954    1,860,821
                                        ----------    ----------   ----------   ----------   ----------
                                        $  175,000    $3,660,775   $1,301,153   $3,095,259   $2,041,669
                                        ==========    ==========   ==========   ==========   ==========
Year ended December 31, 1998:
Allowance for:
  Uncollectible accounts.............   $   51,153    $   82,833   $       --   $       --   $  133,986
  Reserve for potential product
     obsolescence....................      129,695       334,438           --           --      464,133
  Reserve for sales returns and
     allowances......................    1,860,821     6,525,867           --    3,045,171    5,341,517
                                        ----------    ----------   ----------   ----------   ----------
                                        $2,041,669    $6,943,138   $       --   $3,045,171   $5,939,636
                                        ==========    ==========   ==========   ==========   ==========

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     Our directors and executive officers are as follows:

NAME                               AGE                    POSITIONS WITH THE COMPANY
----                               ---                    --------------------------
Jack Friedman                       59     Chairman and Chief Executive Officer
Stephen G. Berman                   34     Chief Operating Officer, President, Secretary and Director
Joel M. Bennett                     37     Chief Financial Officer
Robert E. Glick                     53     Director
Michael G. Miller                   51     Director
Murray L. Skala                     52     Director

     Jack Friedman has been our Chairman and Chief Executive Officer since co-founding JAKKS with Mr. Berman in January 1995. Until December 31, 1998, he was also our President. From January 1989 until January 1995, Mr. Friedman was Chief Executive Officer, President and a director of THQ. From 1970 to 1989, Mr. Friedman was President and Chief Operating Officer of LJN Toys, Ltd., a toy and software company. After LJN was acquired by MCA/Universal, Inc. in 1986, Mr. Friedman continued as President until his departure in late 1988.

     Stephen G. Berman has been our Chief Operating Officer and Secretary and one of our directors since co-founding JAKKS with Mr. Friedman in January 1995. Since January 1, 1999, he has also served as our President. From our inception until December 31, 1998, Mr. Berman was also our Executive Vice President. From October 1991 to August 1995, Mr. Berman was a Vice President and Managing Director of THQ International, Inc., a subsidiary of THQ. From 1988 to 1991, he was President and an owner of Balanced Approach, Inc., a distributor of personal fitness products and services.

     Joel M. Bennett joined us in September 1995 as Chief Financial Officer. From August 1993 to September 1995, he served in several financial management capacities at Time Warner Entertainment Company, L.P., including as Controller of Warner Brothers Consumer Products Worldwide Merchandising and Interactive Entertainment. From June 1991 to August 1993, Mr. Bennett was Vice President and Chief Financial Officer of TTI Technologies, Inc., a direct-mail computer hardware and software distribution company. From 1986 to June 1991, Mr. Bennett held various financial management positions at The Walt Disney Company, including Senior Manager of Finance for its international television syndication and production division. Mr. Bennett holds a Master of Business Administration degree and is a Certified Public Accountant.

     Robert E. Glick has been one of our directors since October 1996. For more than 20 years, Mr. Glick has been an officer, director and principal stockholder in a number of privately-held companies which manufacture and market women's apparel.

     Michael G. Miller has been one of our directors since February 1996. From 1979 until May 1998, Mr. Miller was President and a director of several privately-held affiliated companies, including a list brokerage and list management consulting firm, a database management consulting firm, and a direct mail graphic and creative design firm. Mr. Miller's interests in such companies were sold in May 1998. Since 1991, he has been President of an advertising company.

     Murray L. Skala has been one of our directors since October 1995. Since 1976, Mr. Skala has been a partner of the law firm Feder, Kaszovitz, Isaacson, Weber, Skala & Bass LLP, our general counsel. Mr. Skala is a director of Quintel Entertainment, Inc., a publicly-held company in the business of telecommunications services and entertainment. Mr. Skala has also served as a director of other public companies, including THQ from January 1991 to January 1997, Katz Digital Technologies, Inc., a digital prepress and printing company, from December 1995 to December 1998, and Grand Toys International, Inc., from 1993 to 1994.

     Our directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. The holders of our convertible debentures have the right to designate one person for nomination by management to serve as one of our directors or as an advisor to the Board. Upon certain events of default under the loan agreement for our convertible debentures, the holders may designate an additional person as a director. The holders of our preferred stock also have the right, if we miss two quarterly dividends, to designate two persons to be added to our Board of Directors.

COMMITTEES OF THE BOARD OF DIRECTORS

     We have an Audit Committee, a Compensation Committee and a Stock Option Committee. The Board does not have a Nominating Committee and performs the functions of a Nominating Committee itself.

     Audit Committee. The primary functions of the Audit Committee are to recommend the appointment of our independent certified public accountants and to review the scope and effect of such audits. Messrs. Glick, Miller and Skala are the current members of the Audit Committee.

     Compensation Committee. The functions of the Compensation Committee are to make recommendations to the Board regarding compensation of management employees and to administer plans and programs relating to employee benefits, incentives and compensation, other than our Third Amended and Restated 1995 Stock Option Plan (the "Option Plan"). Messrs. Friedman, Miller and Skala are the current members of the Compensation Committee.

     Stock Option Committee. The function of the Stock Option Committee is to determine the recipients of and the size of awards granted under the Option Plan. Messrs. Glick and Miller, both of whom are non-employee directors, are the current members of the Stock Option Committee.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     To the best of our knowledge, all Forms 3, 4 or 5 required to be filed during the fiscal year ended December 31, 1998 were filed on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation we paid for our fiscal years ended December 31, 1996, 1997 and 1998 to our Chief Executive Officer and to each of our other executive officers whose compensation exceeded $100,000 on an annual basis (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM AWARDS
                                                   ANNUAL COMPENSATION              --------------------
                                         ----------------------------------------   RESTRICTED
                                                                    OTHER ANNUAL      STOCK
               NAME AND                         SALARY     BONUS    COMPENSATION      AWARDS     OPTIONS
          PRINCIPAL POSITION             YEAR     ($)       ($)          ($)           ($)         (#)
          ------------------             ----   -------   -------   -------------   ----------   -------
Jack Friedman..........................  1998   446,000   550,000        --            --        125,000
  Chairman and Chief                     1997   296,000   130,224        --            --        125,000
  Executive Officer                      1996   226,000    53,722        --            --             --
Stephen G. Berman......................  1998   421,000   550,000        --            --        125,000
  Chief Operating Officer,               1997   271,000   130,224        --            --        125,000
  President and Secretary                1996   201,000    53,722        --            --             --
Joel M. Bennett........................  1998   135,000    45,000        --            --             --
  Chief Financial Officer                1997   110,000    40,000        --            --         30,000
                                         1996    85,000    10,200        --            --             --

- Employment Agreements

     We have entered into employment agreements with Mr. Friedman and Mr. Berman, pursuant to which Mr. Friedman serves as our Chairman and Chief Executive Officer and Mr. Berman serves as our President and Chief Operating Officer. Mr. Friedman's annual base salary in 1999 is $521,000 and Mr. Berman's is $496,000. Their annual base salaries are subject to annual increases in an amount, not less than $25,000, determined by our Board of Directors. Each of them is also entitled to receive an annual bonus equal to 4% of our pre-tax earnings, if our pre-tax earnings are at least $2,000,000. If we terminate Mr. Friedman's or Mr. Berman's employment because of his death or disability, we are required to make a lump-sum severance payment in an amount equal to his then applicable annual base salary. In the event of the termination of his employment under certain circumstances after a "Change in Control" (as defined in the employment agreement), we are required to make to Mr. Friedman or Mr. Berman a one-time payment of an amount equal to the aggregate gross amount to be paid to him as salary for the three-year period ending December 31, 2001, and all options to purchase shares of our common stock will immediately rest and remain exercisable during the three-year period following the date of his termination.

- Third Amended and Restated 1995 Stock Option Plan

     In its current form, our Third Amended and Restated 1995 Stock Option Plan (the "Option Plan") was adopted and approved by the stockholders and directors in July 1998. Options to purchase, in the aggregate, up to 1,250,000 shares of our common stock may be granted under the Option Plan. The Option Plan allows us to grant options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code or as options that are not intended to meet the requirements of such section ("Nonstatutory Stock Options"). Under the Option Plan, Incentive Stock Options may only be granted to our employees (including officers), while Nonstatutory Stock Options may be granted to employees (including officers), non-employee directors, consultants or advisors.

     The Option Plan is administered by the Stock Option Committee, whose members are non-employee directors chosen by our Board. Subject to the restrictions prescribed in the Option Plan, this committee has discretionary authority to select the persons to whom, the number of shares for which, the times and the exercise price at which options will be granted.

     Options granted to an employee expire immediately upon the termination of employment voluntarily by such employee or for cause. Employee options may be exercised up to one year after the termination of employment due to death or disability, or up to three months after termination for any other reason.

     Incentive Stock Options must have an exercise price greater than or equal to the fair market value of the shares underlying the option on the date of grant (or, if granted to a holder of 10% or more of our common stock, an exercise price of at least 110% of the underlying shares' fair market value on the date of grant). The maximum exercise period of Incentive Stock Options is 10 years from the date of grant (or five years in the case of a holder of 10% or more of our common stock). The aggregate fair market value (determined at the date the option is granted) of shares with respect to which Incentive Stock Options are exercisable for the first time by the holder of the option during any calendar year may not exceed $100,000. If that amount exceeds $100,000, our Board or the Stock Option Committee may designate those shares that will be treated as Nonstatutory Stock Options.

     The Option Plan provides for the inclusion in any grant of options to one of our employees of a provision requiring the optionee, for a period of one year after the optionee's employment is terminated, not to disclose certain of our confidential information and, under certain circumstances, not to compete with us or be employed by an individual or entity that competes with us.

     As of March 26, 1999, we have granted options to purchase an aggregate of 1,212,250 shares of our common stock under the Option Plan. All the shares issuable upon exercise of outstanding options granted under the Option Plan are currently registered under the Securities Act.

     The following table sets forth certain information regarding options granted to the Named Officers in 1998.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               INDIVIDUAL GRANTS

                                        NUMBER OF        % OF TOTAL
                                        SECURITIES      OPTIONS/SARS
                                        UNDERLYING       GRANTED TO        EXERCISE
                                       OPTIONS/SARS     EMPLOYEES IN     OR BASE PRICE
                NAME                   GRANTED (#)     FISCAL YEAR(1)      ($/SHARE)      EXPIRATION DATE
                ----                   ------------    --------------    -------------    ---------------
Jack Friedman........................    125,000            33.7            8.6625            10/9/03
Stephen G. Berman....................    125,000            33.7            7.875             10/9/03

---------------
(1) Options to purchase a total of 371,500 shares of our common stock were granted to our employees, including the Named Officers, during 1998.

     The following table sets forth certain information regarding options exercised and exercisable during 1998, and the value of options held as of December 31, 1998 by the Named Officers:

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR END OPTION/SAR VALUES

                                                                NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                               UNDERLYING UNEXERCISED             IN-THE-MONEY
                                                                    OPTIONS/SARS                  OPTIONS/SARS
                                  SHARES                         AT FISCAL YEAR END           AT FISCAL YEAR END(2)
                               ACQUIRED ON       VALUE       ---------------------------   ---------------------------
            NAME               EXERCISE (#)   REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
            ----               ------------   ------------   -----------   -------------   -----------   -------------
Jack Friedman................         --             --        41,667          83,333          1,042          2,083
                                                                   --         125,000             --        260,938
Stephen G. Berman............         --             --        41,667          83,333         41,667         83,333
                                                                   --         125,000             --        359,375
Joel M. Bennett..............     20,000        165,070(1)     13,250          16,625        115,938        145,469
                                                               10,000          20,000         10,000         20,000

---------------
(1) The difference between (x) the product of the number of exercised options and $10.2535 (the average sale price per share of the common stock sold on the exercise dates) and (y) the aggregate exercise price of such options.

(2) The difference between (x) the product of the number of unexercised options and $10.75 (the closing sale price of the common stock on December 31, 1998) and (y) the aggregate exercise price of such options.

- Compensation of Directors

     Directors currently receive no cash compensation for serving on the Board, but are reimbursed for reasonable expenses incurred in attending meetings. Our Option Plan provides for certain grants to non-employee directors. Each non-employee director serving on the Board when the Option Plan was adopted received options to purchase an aggregate of 10,850 shares of common stock at the fair market value of our common stock on such date. Since then, the Option Plan provides for any newly appointed non-employee director to receive an option to purchase 25,000 shares at their then current fair market value on the date of appointment. In addition, every calendar quarter, each non-employee director receives an option to purchase 6,250 shares at their then current fair market value. Options granted to a non-employee director expire upon the termination of the director's services for cause, but may be exercised at any time during a one-year period after such person ceases to serve as a director for any other reason.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 26, 1999 with respect to the beneficial ownership of our common stock by (1) each of our directors, (2) each Named Officer, (3) all our directors and executive officers as a group and (4) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock.

                                                              AMOUNT AND
                                                              NATURE OF         PERCENT OF
                    NAME AND ADDRESS OF                       BENEFICIAL        OUTSTANDING
                      BENEFICIAL OWNER                        OWNERSHIP           SHARES
                    -------------------                       ----------        -----------
Jack Friedman(1)............................................    959,655(3)         15.4
Stephen G. Berman(1)........................................    171,165(4)          2.7
Joel M. Bennett(1)..........................................     24,250(5)         *
Robert E. Glick(1)..........................................     60,775(6)         *
Michael G. Miller(1)........................................     53,775(7)         *
Murray L. Skala(1)..........................................    152,196(8)          2.4
Renaissance Capital Growth & Income Fund III, Inc.(2).......    856,935(9)         12.2
Renaissance US Growth & Income Trust PLC(2).................    521,740(10)         7.8
Kern Capital Management, LLC(11)............................    310,000             5.0
All directors and executive officers as a group (6
  persons)..................................................  1,354,944(12)        21.0

---------------
  *  Less than 1% of our outstanding shares.

 (1) The address of Messrs. Friedman, Berman, Bennett, Glick, Miller and Skala is 22761 Pacific Coast Highway, Malibu, California 90265.

 (2) The address of this beneficial owner is 8080 N. Central Parkway, Dallas, TX 75026.

 (3) Includes 66,872 shares held in trusts for the benefit of children of Mr. Friedman. Also includes 41,667 shares which Mr. Friedman may purchase upon the exercise of certain stock options.

 (4) Includes 41,667 shares which Mr. Berman may purchase upon the exercise of certain stock options.

 (5) Includes 23,250 shares which Mr. Bennett may purchase upon the exercise of certain stock options.

 (6) Includes 53,775 shares which Mr. Glick may purchase upon the exercise of certain stock options.

 (7) Represents shares which Mr. Miller may purchase upon the exercise of certain stock options.

 (8) Includes 59,200 shares which Mr. Skala may purchase upon the exercise of certain stock options and 66,872 shares held by Mr. Skala as trustee under trusts for the benefit of children of Mr. Friedman.

 (9) Consists of 521,740 shares which Renaissance Capital Growth & Income Fund III, Inc. has the right to acquire upon the conversion of $3,000,000 principal amount of our convertible debentures held by it (at a conversion price of $5.75 per share), and 335,195 shares which it has the right to acquire upon the conversion of 600 shares of our preferred stock held by it (at a conversion price of $8.95 per share).

(10) Represents shares which Renaissance US Growth & Income Trust PLC has the right to acquire upon the conversion of $3,000,000 principal amount of our convertible debentures owned by it (at a conversion price of $5.75 per share).

(11) Reflects shares owned as of December 31, 1998. Robert E. Kern Jr. and David
     G. Kern are principal and controlling members of Kern Capital Management, LLC and, as such, may be deemed beneficial owners of the shares, although they have expressly denied such beneficial ownership. Kern Capital Management, LLC is an investment advisor that holds these shares for the benefit of certain institutional accounts. The address of these beneficial owners is 114 West 47th Street, Suite 1926, New York, New York 10036. We have relied solely on a statement on Schedule 13G jointly filed by these beneficial owners on February 12, 1999.

(12) Includes 66,872 shares held in trusts for the benefit of children of Mr. Friedman and an aggregate of 273,334 shares which the directors and executive officers may purchase upon the exercise of certain stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     One of our directors, Murray L. Skala, is a partner in the law firm of Feder, Kaszovitz, Isaacson, Weber, Skala & Bass LLP, which has performed, and is expected to continue to perform, legal services for us. We paid his firm legal fees of approximately $151,000 in 1997 and $510,000 in 1998.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     3.1       Restated Certificate of Incorporation of the Company(1)
     3.1.1     Certificate of Designation of 4% Redeemable Convertible
               Preferred Stock of the Company(6)
     3.1.2     Certificate of Designation and Preferences of Series A
               Cumulative Convertible Preferred Stock of the Company(7)
     3.1.3     Certificate of Elimination of All Shares of 4% Redeemable
               Convertible Preferred Stock of the Company(7)
     3.1.4     Certificate of Amendment of Restated Certificate of
               Incorporation of the Company(11)
     3.2       By-Laws of the Company(1)
     3.2.1     Amendment to By-Laws of the Company(2)
     4.1       9% Convertible Debenture issued to Renaissance Capital
               Growth & Income Fund III, Inc. dated December 31, 1996(2)
     4.2       9% Convertible Debenture issued to Renaissance US Growth &
               Income Trust PLC dated December 31, 1996(2)
    10.1       Third Amended and Restated 1995 Stock Option Plan(9)(*)
    10.2       Employment Agreement between the Company and Jack Friedman dated January 1, 1998(8)(*)
    10.2.1     Amendment, dated January 1, 1999, to Employment Agreement
               between the Company and Jack Friedman(12)(*)
    10.3       Employment Agreement between the Company and Stephen G.
               Berman dated January 1, 1998(8)(*)
    10.3.1     Amendment, dated January 1, 1999, to Employment Agreement
               between the Company and Stephen G. Berman(12)(*)
    10.4       Asset Purchase Agreement dated October 19, 1995 (as of July
               1, 1995) between the Company, JP (HK) Limited and Justin(1)
    10.5       Convertible Loan Agreement among the Company and Renaissance
               Capital Growth & Income Fund III, Inc. and Renaissance US
               Growth & Income Trust PLC dated December 31, 1996(2)
    10.6       Purchase Agreement among the Company, JAKKS Acquisition
               Corp., Road Champs, Inc., Road Champs Ltd., Die Cast
               Associates, Inc. and the shareholders of Road Champs, Inc.
               dated January 21, 1997(3)
    10.7.1     Office Lease dated June 18, 1997 between the Company and
               Malibu Vista Partners(8)(P)

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.7.2     Supplemental Lease dated August 10, 1998 between Malibu
               Vista Partners and the Company(10)
    10.8       Lease of the Company's warehouse space at 7 Patton Drive,
               West Caldwell, New Jersey and amendment thereto(3)
    10.8A      Office Lease dated March 27, 1998 between the Company and
               Hundal of Union L.P.(8)(P)
    10.9       Lease of the Company's showroom at the Toy Center South, 200
               Fifth Avenue, New York, New York(1)
    10.10      Lease of the Company's showroom at the Toy Center North,
               1107 Broadway, New York, New York(3)
    10.11      Tenancy Agreement dated March 14, 1998 between the Company and Astoria Investment Company, Ltd.(8)(P)
    10.11A     Office Lease dated September 24, 1998 between Astoria
               Investment Company Limited and Road Champs Ltd.(10)
    10.12      License Agreement with Titan Sports, Inc. dated October 24,
               1995(1)
    10.12.1    Amendment to License Agreement with Titan Sports, Inc. dated
               April 22, 1996(4)
    10.12.2    Amendment to License Agreement with Titan Sports, Inc. dated
               January 21, 1997(4)
    10.12.3    Amendment to License Agreement with Titan Sports, Inc. dated
               December 3, 1997(8)
    10.12.4    Amendment to License Agreement with Titan Sports, Inc. dated
               January 29, 1998(8)
    10.13      International License Agreement with Titan Sports, Inc.
               dated February 10, 1997(4)
    10.13.1    Amendment to International License Agreement with Titan
               Sports, Inc. dated December 3, 1997(8)
    10.13.2    Amendment to International License Agreement with Titan
               Sports, Inc. dated January 29, 1998(8)
    10.14      License Agreement with Saban Merchandising, Inc. and Saban
               International N.V. dated May 21, 1996, with amendment dated
               October 31, 1996(4)
    10.15      License Agreement with Wow Wee International dated June 1,
               1996(4)
    10.16      Agreement with Quantum Toy Concepts Pty, Ltd. dated July
               1996(4)
    10.17      [RESERVED]
    10.18      [RESERVED]
    10.19      Warrant to purchase 150,000 shares of Common Stock dated
               January 8, 1997 issued to Joseph Charles & Associates,
               Inc.(8)
    10.20      [RESERVED]
    10.21      Option Agreement dated August 28, 1997 between the Company and Silverman Heller Associates(8)
    10.22      Consulting Agreement dated July 30, 1997 between the Company and Silverman Heller Associates(8)
    10.23      Option Agreement dated August 28, 1997 between the Company and Joseph Charles & Associates, Inc.(5)
    10.24      Engagement Letter dated August 28, 1997 between the Company and Joseph Charles & Associates, Inc.(5)
    10.25      Consulting Agreement between the Company and Sheldon Weiner
               Sales Organization, Inc. dated June 18, 1996(5)

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.26.1    Stock Option Agreement between the Company and Sheldon
               Weiner Sales Organization, Inc. dated June 18, 1996(5)
    10.26.2    Restated Stock Option Agreement between the Company and
               Sheldon Weiner Sales Organization, Inc. dated June 18,
               1996(5)
    10.27      Restated Option Agreement between the Company and Murray
               Bass dated September 1, 1995(5)
    10.28      Restated Option Agreement between the Company and Joel
               Bennett dated September 1, 1995(5)
    10.29      Restated Option Agreement between the Company and Gina
               Hancock dated September 1, 1995(5)
    10.30      Restated Option Agreement between the Company and Wills Hon dated September 1, 1995(5)
    10.31      Restated Option Agreement between the Company and Bruce Katz dated September 1, 1995(5)
    10.32      Trademark Purchase Agreement dated October 24, 1997 between the Company and Azrak-Hamway International, Inc.(6)
    10.33      $1,200,000 Promissory Note dated October 24, 1997 of the
               Company payable to Azrak-Hamway International, Inc.(6)
    10.34      Manufacturing and Supply Agreement dated October 24, 1997
               between the Company and Azrak- Hamway International, Inc.(6)
    10.35      Security Agreement dated October 24, 1997 between the
               Company and Azrak-Hamway International, Inc.(6)
    10.36A     Debenture dated October 23, 1997 between Norwest Bank
               Minnesota, N.A., Hong Kong Branch and Road Champs Limited(8)
    10.36B     Debenture dated October 23, 1997 between Norwest Bank
               Minnesota, N.A., Hong Kong Branch and JP (HK) Limited(8)
    10.36C     Debentures dated October 23, 1997 between Norwest Bank
               Minnesota, N.A., Hong Kong Branch and JAKKS Pacific (H.K.)
               Limited(8)
    10.37      Guaranty dated October 21, 1997 by the Company in favor of
               Norwest Bank Minnesota, National Association(8)
    10.38A     Guaranty dated October 21, 1997 by Road Champs, Inc. in
               favor of Norwest Bank Minnesota, National Association(8)
    10.38B     Guaranty dated October 21, 1997 by JAKKS Acquisition Corp.
               in favor of Norwest Bank Minnesota, National Association(8)
    10.38C     Guaranty dated October 21, 1997 by J-X Enterprises, Inc. in favor of Norwest Bank Minnesota, National Association(8)
    10.39      Security Agreement dated October 21, 1997 between the
               Company and Norwest Bank Minnesota, National Association(8)
    10.40A     Security Agreement dated October 21, 1997 between Road
               Champs, Inc. and Norwest Bank Minnesota, National
               Association(8)
    10.40B     Security Agreement dated October 21, 1997 between JAKKS
               Acquisition Corp. and Norwest Bank Minnesota, National
               Association(8)
    10.40C     Security Agreement dated October 21, 1997 between J-X
               Enterprises, Inc. and Norwest Bank Minnesota, National
               Association(8)

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.41      Series A Cumulative Convertible Preferred Stock Purchase
               Agreement dated April 1, 1998 among the Company, Renaissance
               Capital Growth & Income Fund III, Inc. and ProFutures Bridge
               Capital Fund, L.P.(7)
    21         Subsidiaries of the Company(12)
    23         Consent of Pannell Kerr Forster, Certified Public
               Accountants, A Professional Corporation, Los Angeles,
               California(12)
    27         Financial Data Schedule(12)

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

 (4) Filed previously as an exhibit to the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1996, and incorporated herein by reference.

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

 (8) Filed previously as an exhibit to the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1997, and incorporated herein by reference.

 (9) Filed previously as Appendix A to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, filed June 23, 1998, and incorporated herein by reference.

(10) Filed previously as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998, filed November 16, 1998, and incorporated herein by reference.

(11) Filed previously as exhibit 4.1.2 to the Company's Registration Statement on Form S-3 (File No. 333-74717), filed March 19, 1999, and incorporated herein by reference.

(12) Filed herewith.

(P)  Filed in paper format pursuant to a hardship exemption under Regulation
     232.202 of Regulation S-T.

 (*)  Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K

     No report on Form 8-K was filed during the last quarter of 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 1999                     JAKKS PACIFIC, INC.


                                          By:       /s/ JACK FRIEDMAN
                                             -----------------------------------
                                                       Jack Friedman
                                                        Chairman and
                                                  Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                  /s/ JACK FRIEDMAN                         Chairman of the Board       March 29, 1999
-----------------------------------------------------         of Directors and
                    Jack Friedman                          Chief Executive Officer
                                                        (Principal Executive Officer)

                 /s/ JOEL M. BENNETT                       Chief Financial Officer      March 29, 1999
-----------------------------------------------------   (Principal Financial Officer
                   Joel M. Bennett                                    and
                                                        Principal Accounting Officer)

                /s/ STEPHEN G. BERMAN                             Director              March 29, 1999
-----------------------------------------------------
                  Stephen G. Berman

                 /s/ ROBERT E. GLICK                              Director              March 29, 1999
-----------------------------------------------------
                   Robert E. Glick

                /s/ MICHAEL G. MILLER                             Director              March 29, 1999
-----------------------------------------------------
                  Michael G. Miller

                 /s/ MURRAY L. SKALA                              Director              March 29, 1999
-----------------------------------------------------
                   Murray L. Skala

                                 EXHIBIT INDEX

    EXHIBIT
     NUMBER                             DESCRIPTION
    --------                            -----------
     3.1        Restated Certificate of Incorporation of the Company(1)
     3.1.1      Certificate of Designation of 4% Redeemable Convertible
                Preferred Stock of the Company(6)
     3.1.2      Certificate of Designation and Preferences of Series A
                Cumulative Convertible Preferred Stock of the Company(7)
     3.1.3      Certificate of Elimination of All Shares of 4% Redeemable
                Convertible Preferred Stock of the Company(7)
     3.1.4      Certificate of Amendment of Restated Certificate of
                Incorporation of the Company(11)
     3.2        By-Laws of the Company(1)
     3.2.1      Amendment to By-Laws of the Company(2)
     4.1        9% Convertible Debenture issued to Renaissance Capital
                Growth & Income Fund III, Inc. dated December 31, 1996(2)
     4.2        9% Convertible Debenture issued to Renaissance US Growth &
                Income Trust PLC dated December 31, 1996(2)
    10.1        Third Amended and Restated 1995 Stock Option Plan(9)(*)
    10.2        Employment Agreement between the Company and Jack Friedman dated January 1, 1998(8)(*)
    10.2.1      Amendment, dated January 1, 1999, to Employment Agreement
                between the Company and Jack Friedman(12)(*)
    10.3        Employment Agreement between the Company and Stephen G.
                Berman dated January 1, 1998(8)(*)
    10.3.1      Amendment, dated January 1, 1999, to Employment Agreement
                between the Company and Stephen G. Berman(12)(*)
    10.4        Asset Purchase Agreement dated October 19, 1995 (as of July
                1, 1995) between the Company, JP (HK) Limited and Justin(1)
    10.5        Convertible Loan Agreement among the Company and Renaissance
                Capital Growth & Income Fund III, Inc. and Renaissance US
                Growth & Income Trust PLC dated December 31, 1996(2)
    10.6        Purchase Agreement among the Company, JAKKS Acquisition
                Corp., Road Champs, Inc., Road Champs Ltd., Die Cast
                Associates, Inc. and the shareholders of Road Champs, Inc.
                dated January 21, 1997(3)
    10.7.1      Office Lease dated June 18, 1997 between the Company and
                Malibu Vista Partners(8)(P)
    10.7.2      Supplemental Lease dated August 10, 1998 between Malibu
                Vista Partners and the Company(10)
    10.8        Lease of the Company's warehouse space at 7 Patton Drive,
                West Caldwell, New Jersey and amendment thereto(3)
    10.8A       Office Lease dated March 27, 1998 between the Company and
                Hundal of Union L.P.(8)(P)
    10.9        Lease of the Company's showroom at the Toy Center South, 200
                Fifth Avenue, New York, New York(1)
    10.10       Lease of the Company's showroom at the Toy Center North,
                1107 Broadway, New York, New York(3)

    EXHIBIT
     NUMBER                             DESCRIPTION
    --------                            -----------
    10.11       Tenancy Agreement dated March 14, 1998 between the Company and Astoria Investment Company, Ltd.(8)(P)
    10.11A      Office Lease dated September 24, 1998 between Astoria
                Investment Company Limited and Road Champs Ltd.(10)
    10.12       License Agreement with Titan Sports, Inc. dated October 24,
                1995(1)
    10.12.1     Amendment to License Agreement with Titan Sports, Inc. dated
                April 22, 1996(4)
    10.12.2     Amendment to License Agreement with Titan Sports, Inc. dated
                January 21, 1997(4)
    10.12.3     Amendment to License Agreement with Titan Sports, Inc. dated
                December 3, 1997(8)
    10.12.4     Amendment to License Agreement with Titan Sports, Inc. dated
                January 29, 1998(8)
    10.13       International License Agreement with Titan Sports, Inc.
                dated February 10, 1997(4)
    10.13.1     Amendment to International License Agreement with Titan
                Sports, Inc. dated December 3, 1997(8)
    10.13.2     Amendment to International License Agreement with Titan
                Sports, Inc. dated January 29, 1998(8)
    10.14       License Agreement with Saban Merchandising, Inc. and Saban
                International N.V. dated May 21, 1996, with amendment dated
                October 31, 1996(4)
    10.15       License Agreement with Wow Wee International dated June 1,
                1996(4)
    10.16       Agreement with Quantum Toy Concepts Pty, Ltd. dated July
                1996(4)
    10.17       [RESERVED]
    10.18       [RESERVED]
    10.19       Warrant to purchase 150,000 shares of Common Stock dated
                January 8, 1997 issued to Joseph Charles & Associates,
                Inc.(8)
    10.20       [RESERVED]
    10.21       Option Agreement dated August 28, 1997 between the Company and Silverman Heller Associates(8)
    10.22       Consulting Agreement dated July 30, 1997 between the Company and Silverman Heller Associates(8)
    10.23       Option Agreement dated August 28, 1997 between the Company and Joseph Charles & Associates, Inc.(5)
    10.24       Engagement Letter dated August 28, 1997 between the Company and Joseph Charles & Associates, Inc.(5)
    10.25       Consulting Agreement between the Company and Sheldon Weiner
                Sales Organization, Inc. dated June 18, 1996(5)
    10.26.1     Stock Option Agreement between the Company and Sheldon
                Weiner Sales Organization, Inc. dated June 18, 1996(5)
    10.26.2     Restated Stock Option Agreement between the Company and
                Sheldon Weiner Sales Organization, Inc. dated June 18,
                1996(5)
    10.27       Restated Option Agreement between the Company and Murray
                Bass dated September 1, 1995(5)
    10.28       Restated Option Agreement between the Company and Joel
                Bennett dated September 1, 1995(5)
    10.29       Restated Option Agreement between the Company and Gina
                Hancock dated September 1, 1995(5)

    EXHIBIT
     NUMBER                             DESCRIPTION
    --------                            -----------
    10.30       Restated Option Agreement between the Company and Wills Hon dated September 1, 1995(5)
    10.31       Restated Option Agreement between the Company and Bruce Katz dated September 1, 1995(5)
    10.32       Trademark Purchase Agreement dated October 24, 1997 between the Company and Azrak-Hamway International, Inc.(6)
    10.33       $1,200,000 Promissory Note dated October 24, 1997 of the
                Company payable to Azrak-Hamway International, Inc.(6)
    10.34       Manufacturing and Supply Agreement dated October 24, 1997
                between the Company and Azrak- Hamway International, Inc.(6)
    10.35       Security Agreement dated October 24, 1997 between the
                Company and Azrak-Hamway International, Inc.(6)
    10.36A      Debenture dated October 23, 1997 between Norwest Bank
                Minnesota, N.A., Hong Kong Branch and Road Champs Limited(8)
    10.36B      Debenture dated October 23, 1997 between Norwest Bank
                Minnesota, N.A., Hong Kong Branch and JP (HK) Limited(8)
    10.36C      Debentures dated October 23, 1997 between Norwest Bank
                Minnesota, N.A., Hong Kong Branch and JAKKS Pacific (H.K.)
                Limited(8)
    10.37       Guaranty dated October 21, 1997 by the Company in favor of
                Norwest Bank Minnesota, National Association(8)
    10.38A      Guaranty dated October 21, 1997 by Road Champs, Inc. in
                favor of Norwest Bank Minnesota, National Association(8)
    10.38B      Guaranty dated October 21, 1997 by JAKKS Acquisition Corp.
                in favor of Norwest Bank Minnesota, National Association(8)
    10.38C      Guaranty dated October 21, 1997 by J-X Enterprises, Inc. in favor of Norwest Bank Minnesota, National Association(8)
    10.39       Security Agreement dated October 21, 1997 between the
                Company and Norwest Bank Minnesota, National Association(8)
    10.40A      Security Agreement dated October 21, 1997 between Road
                Champs, Inc. and Norwest Bank Minnesota, National
                Association(8)
    10.40B      Security Agreement dated October 21, 1997 between JAKKS
                Acquisition Corp. and Norwest Bank Minnesota, National
                Association(8)
    10.40C      Security Agreement dated October 21, 1997 between J-X
                Enterprises, Inc. and Norwest Bank Minnesota, National
                Association(8)
    10.41       Series A Cumulative Convertible Preferred Stock Purchase
                Agreement dated April 1, 1998 among the Company, Renaissance
                Capital Growth & Income Fund III, Inc. and ProFutures Bridge
                Capital Fund, L.P.(7)
    21          Subsidiaries of the Company(12)
    23          Consent of Pannell Kerr Forster, Certified Public
                Accountants, A Professional Corporation, Los Angeles,
                California(12)
    27          Financial Data Schedule(12)

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

 (4) Filed previously as an exhibit to the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1996, and incorporated herein by reference.

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

 (8) Filed previously as an exhibit to the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1997, and incorporated herein by reference.

 (9) Filed previously as Appendix A to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, filed June 23, 1998, and incorporated herein by reference.

(10) Filed previously as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998, filed November 16, 1998, and incorporated herein by reference.

(11) Filed previously as exhibit 4.1.2 to the Company's Registration Statement on Form S-3 (File No. 333-74717), filed March 19, 1999, and incorporated herein by reference.

(12) Filed herewith.

(P)  Filed in paper format pursuant to a hardship exemption under Regulation
     232.202 of Regulation S-T.

 (*)  Management contract or compensatory plan or arrangement.