Form 10-Q
period 1999-03-31
JAKKS PACIFIC INC
filed 1999-04-22
CIK 1009829

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

                                ---------------


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
        _________________


                        Commission file number: 0-28104



                               JAKKS Pacific, Inc.
             (Exact name of registrant as specified in its charter)


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

       Registrant's telephone number, including area code: (310) 456-7799
                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]      No   [ ]

                                 ---------------

The number of shares outstanding of the issuer's common stock is 6,528,806 (as of April 21, 1999).


================================================================================

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

                               ITEMS IN FORM 10-Q


                                                                                            PAGE
                                                                                            ----
Facing page

Part I       FINANCIAL INFORMATION

Item 1.      Financial Statements.

             Condensed consolidated balance sheet -
             March 31, 1999 (unaudited)                                                        3

             Condensed consolidated statements of operations three months
             ended March 31, 1998 and 1999 (unaudited)                                         4

             Condensed consolidated statements of cash flows three months ended
             March 31, 1998 and 1999 (unaudited)                                               5

             Notes to condensed consolidated financial
             statements (unaudited)                                                            6

Item 2.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations.                                                            8

Item 3.      Quantitative and Qualitative Disclosures
             About Market Risk.                                                               12

Part II      OTHER INFORMATION

Item 1.      Legal Proceedings.                                                             None

Item 2.      Changes in Securities and Use of Proceeds.                                       13

Item 3.      Defaults Upon Senior Securities.                                                 13

Item 4.      Submission of Matters to
             a Vote of Security Holders.                                                    None

Item 5.      Other Information.                                                             None

Item 6.      Exhibits and Reports on Form 8-K.                                                13

Signatures.                                                                                   14

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

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                           March 31, 1999 (Unaudited)

                                     ASSETS

Current assets
     Cash and cash equivalents                                     $15,980,580
     Accounts receivable, net                                       10,464,813
     Inventory, net                                                  5,503,742
     Prepaid expenses and other current assets                       1,813,263
                                                                   -----------
          Total current assets                                      33,762,398
                                                                   -----------
Property and equipment, at cost                                      8,166,553
Less accumulated depreciation and amortization                       2,731,178
                                                                   -----------
          Property and equipment, net                                5,435,375
                                                                   -----------
Deferred offering and acquisition costs, net                           447,375
Goodwill, net                                                       10,247,868
Trademarks, net                                                     13,390,847
Investment in joint venture                                          1,053,852
Other                                                                   92,473
                                                                   -----------
                  Total assets                                     $64,430,188
                                                                   ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued expenses                         $ 9,174,850
     Reserve for sales returns and allowances                        6,756,778
     Current portion of debt                                            45,000
     Income taxes payable                                            1,365,568
                                                                   -----------
          Total current liabilities                                 17,342,196
                                                                   -----------
Convertible debentures                                               4,455,000
Deferred income taxes                                                  146,581
                                                                   -----------
          Total liabilities                                         21,943,777
                                                                   -----------
Commitments

Stockholders' equity
     Convertible preferred stock, $.001 par value; 1,000,000 shares
      authorized, 1,000 shares issued and outstanding                        1
     Common stock, $.001 par value; 25,000,000 shares authorized;
      6,517,599 shares issued and outstanding                            6,518
     Additional paid-in capital                                     30,110,165
     Retained earnings                                              12,432,859
                                                                   -----------
                                                                    42,549,543
     Less unearned compensation from grant of options                   63,132
                                                                   -----------
          Net stockholders' equity                                  42,486,411
                                                                   -----------
                  Total liabilities and stockholders' equity       $64,430,188
                                                                   ===========





     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
         For the Three Months Ended March 31, 1998 and 1999 (Unaudited)


                                                   Three Months Ended March 31,
                                                       1998           1999
  Net sales                                        $11,029,771     $24,960,292

  Cost of sales                                      6,679,903      14,196,532
                                                   -----------     -----------

  Gross profit                                       4,349,868      10,763,760

  Selling, general and administrative expenses       3,582,009       8,020,425
                                                   -----------     -----------

  Income from operations                               767,859       2,743,335

  Other (income) and expense:

  Interest income                                       (9,044)       (132,466)

  Interest expense                                     166,783         133,151
                                                   -----------     -----------

  Income before provison for income taxes              610,120       2,742,650

  Provision for income taxes                           148,259         737,453
                                                   -----------     -----------

  Net income                                           461,861     $ 2,005,197
                                                   ===========     ===========
  Net income per share - basic                     $      0.09     $      0.27
                                                   ===========     ===========
  Net income per share - diluted                   $      0.08     $      0.25
                                                   ===========     ===========




     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
         For the Three Months Ended March 31, 1998 and 1999 (Unaudited)

                                                                     Three Months Ended March 31,
                                                                          1998           1999
Cash flows from operating activities:
       Net income                                                     $   461,861     $ 2,005,197
                                                                      -----------     -----------
       Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                  651,628         747,265
           Change in accounts receivable                                1,817,061       1,461,912
           Change in inventory                                            335,388      (2,584,801)
           Net change in other operating assets and liabilities        (2,615,817)      1,983,849
                                                                      -----------     -----------
                    Total adjustments                                     188,260       1,608,225
                                                                      -----------     -----------
                    Net cash provided by operating  activities            650,121       3,613,422
                                                                      -----------      ----------
  Cash flows from investing activities:
       Purchase of property and equipment                                (620,782)     (1,629,955)
       Investment in joint venture                                             --          (9,144)
       Acquisition cost of trademarks                                     (12,252)             --
       Deferred acquisition costs                                              --         (12,682)
       (Increase) decrease in other assets                               (142,960)        397,463
                                                                      -----------     -----------
                    Net cash used by investing activities                (775,994)     (1,254,318)
                                                                      -----------     -----------
  Cash flows from financing activities:
       Repayment of debt                                               (1,295,881)             --
       Offering costs - common stock                                           --        (143,808)
       Offering costs - preferred stock                                   (35,299)             --
       Dividends paid on convertible preferred stock                           --        (350,000)
       Proceeds from warrants and stock options exercised                      --       1,663,083
                                                                      -----------     -----------
                    Net cash provided (used) by financing
                      activities                                       (1,331,180)      1,169,275
                                                                      -----------     -----------
  Net increase (decrease) in cash and cash equivalents                 (1,457,053)      3,528,379
  Cash and cash equivalents, beginning of period                        2,535,925      12,452,201
                                                                      -----------     -----------
  Cash and cash equivalents, end of period                              1,078,872     $15,980,580
                                                                      ===========     ===========
  Supplemental disclosure of cash flow information:
  Cash paid during the period for:
       Income taxes                                                   $   229,565     $   749,798
                                                                      ===========     ===========
       Interest                                                       $   182,034     $   133,151
                                                                      ===========     ===========

See note 4 for additional supplemental information to condensed consolidated financial statements.



     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1999

Note 1 - Basis of presentation

The accompanying 1998 and 1999 unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB, which contains financial information for the years ended December 31, 1996, 1997 and 1998.

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

                               March 31, 1999

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

                                                    1998                                           1999
                                   ------------------------------------          ------------------------------------
                                                 WEIGHTED                                      WEIGHTED
                                                  AVERAGE                                      AVERAGE
                                   INCOME         SHARES       PER-SHARE          INCOME        SHARES      PER-SHARE
                                  --------      ----------     ---------         --------     ---------     ---------

Net income per share - basic
Net income...................     $461,861                                      $2,005,917
Preferred stock dividends....           --                                        (350,000)
                                  --------                                      ----------
Net income available to
 common stockholders.........     $461,861     4,953,000       $.09             $1,655,197    6,113,963       $.27
                                  --------     ---------       ----             ----------    ---------       ----
Effect of dilutive securities
Options and warrants.........           --       235,000                                --      699,919
9% convertible debentures....       93,183     1,043,480                            93,183    1,043,480
4% convertible preferred
   stock.....................           --       929,000                                --           --
7% convertible preferred
   stock.....................           --            --                           350,000      558,658
                                  --------     ---------                        ----------    ---------

Net income per share - diluted
Income available to common
  stockholders plus assumed
  exercises and conversions...    $555,044     7,160,480        $.08            $2,098,380    8,416,020       $.25
                                  ========     =========        ====            ==========    =========       ====

Note 3 -- Preferred stock and common stock

     On March 19, 1999, the Company filed a registration statement on Form S-3, pursuant to which it proposes to issue and sell 2,000,000 shares of its common stock in a public offering.

Note 4 -- Supplemental information to condensed consolidated statements of cash flows

     On March 30, 1998, all 3,525 outstanding shares of 4% redeemable convertible preferred stock with a total stockholders' equity value of $6,818,350 were converted into an aggregate of 939,998 shares of the Company's common stock.

     On March 31, 1999, a holder of $3.0 million principal amount of the Company's 9% convertible debentures converted $1.5 million principal amount of such debentures into 260,870 shares of the Company's common stock. In addition, a holder of $3.0 million principal amount of such debentures has given notice to the Company that the holder will convert $1.5 million principal amount of such debentures into 260,870 shares of the Company's common stock as of May 25, 1999.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together with the Company's Condensed Consolidated Financial Statements and Notes thereto which appear elsewhere herein.

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

     In general, we acquire products or product concepts from others or we engage unaffiliated third parties to develop our own products, thus minimizing operating costs. Royalties payable to our developers generally range from 1% to 6% of the wholesale price for each unit of a product sold by us. We expect that outside inventors will continue to be a source of new products in the future. We also generate internally new product concepts, for which we pay no royalties.

     In June 1998, we formed a joint venture with THQ, Inc., a developer, publisher and distributor of interactive entertainment software, and the joint venture licensed the rights from Titan Sports, Inc. to publish World Wrestling Federation electronic video games on all platforms. The license agreement permits the joint venture to release these games after November 16, 1999. We expect that the first game produced under this license will be released in late 1999. We also expect that JAKKS and THQ, Inc. will share equally any profits generated by the joint venture.

     We contract the manufacture of most of our products to unaffiliated manufacturers located in China. We sell the finished products on a letter of credit basis or on open account to our customers, who take title to the goods in Hong Kong. These methods allow us to reduce certain operating costs and working capital requirements. A portion of our sales, primarily sales of our Road Champs products, originate in the United States, so we hold certain inventory in a warehouse and fulfillment facility operated by an unaffiliated third party. In addition, we hold inventory of other products from time to time in support of promotions or other domestic programs with retailers. To date, substantially all of our sales have been to domestic customers. We intend to expand distribution of our products into foreign territories and, accordingly, we have (1) engaged a representative to oversee sales in certain territories, (2) engaged distributors in certain territories, and (3) established direct relationships with retailers in certain territories.

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

RESULTS OF OPERATIONS

     The following unaudited table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            ------------------
                                                             1998        1999
                                                            ------      ------
Net sales.............................................      100.0%      100.0%
Cost of sales.........................................       60.6        56.9
                                                            -----       -----
Gross profit..........................................       39.4        43.1
Selling, general and administrative expenses..........       32.4        32.1
                                                            -----       -----
Income from operations................................        7.0        11.0
Interest, net.........................................       (1.5)         --
                                                             -----      -----
Income before income taxes............................        5.5        11.0
Provision for income taxes............................        1.3         3.0
                                                            -----       -----
Net income............................................        4.2%        8.0%
                                                            =====       =====

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     Net Sales. Net sales increased $14.0 million, or 126%, to $25.0 million in 1999 from $11.0 million in 1998. The significant growth in net sales was due primarily to the continuing growth of the World Wrestling Federation product line with its expanded product offerings in the action figures and accessories categories and frequent character releases, as well as to increasing sales of Child Guidance pre-school toys and fashion and holiday dolls. Contributions made by sales of Road Champs die-cast toy and collectible vehicles and Remco toy vehicles were comparable with the prior year.

     Gross Profit. Gross profit increased $6.5 million, or 147%, to $10.8 million in 1999, or 43.1% of net sales, from $4.3 million, or 39.4% of net sales, in 1998. The overall increase in gross profit was attributable to the significant increase in net sales. The increase in the gross profit margin of 3.7% of net sales was due in part to the changing product mix, which included products, such as World Wrestling Federation action figures, with higher margins than some of our other products, and the amortization expense of molds and tools used in the manufacture of our products, which decreased on a percentage basis due to the fixed nature of these costs. The higher margin resulting from lower product costs was offset in part by higher royalties.

 Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.4 million, or 124%, to $8.0 million, or 32.1% of net sales, in 1999, from $3.6 million, or 32.4% of net sales, in 1998. Selling, general and administrative expenses decreased modestly as a percentage of net sales due in part to the fixed nature of certain of these expenses, which were offset in part by increases in advertising expenses and product development costs of our various products in 1999. The overall dollar increase of $4.4 million was due to the significant increase in net sales with their proportionate impact on variable selling costs, such as freight and shipping related expenses, sales commissions, cooperative advertising and travel expenses. We produced television commercials in support of several of our products, including World Wrestling Federation action figures, in 1998 and 1999. From time to time, we may increase our advertising efforts, including the use of more expensive advertising media, such as television, if we deem it appropriate for particular products.

     Interest, Net. We had moderately higher interest-bearing obligations in 1999 than in 1998 with the repayment of seller notes issued in connection with the Child Guidance/Remco and Road Champs acquisitions. In addition, we had significantly higher average cash balances during 1999 than in 1998.

     Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 1998 and 1999, at effective tax rates of 24.3% in 1998 and 26.9% in 1999, benefiting from a flat 16.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong. As of December 31, 1998, we had deferred tax assets of approximately $493,000 for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In making this determination, management considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

SEASONALITY

     The retail toy industry is inherently seasonal. Generally, in the past, the Company's sales have been highest during the third and fourth quarters, and collections for those sales have been highest during the succeeding fiscal quarters. The Company's working capital needs have been highest during the third and fourth quarters.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, we had working capital of $16.4 million, as compared to $13.7 million as of December 31, 1998. This increase was primarily attributable to operating activities.

     Operating activities provided net cash of $3.6 million in 1999 as compared to $0.7 million in 1998. Net cash was provided primarily by net income and non-cash charges, such as depreciation, amortization and recognition of compensation expense for options, as well as a decrease in accounts receivable and increases in operating liabilities, which were offset in part by an increase in inventory. As of March 31, 1999, we had cash and cash equivalents of $16.0 million.

     Our investing activities used net cash of $1.3 million in 1999, as compared to $0.8 million in 1998, consisting primarily of the purchase of molds and tooling used in the manufacture of our products. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties ranging from 1% to 10% payable on net sales of such products. As of March 31, 1999, these agreements required future aggregate minimum guarantees of $17.7 million, exclusive of $1.6 million in advances already paid.

     Our financing activities provided net cash of $1.2 million in 1999, consisting primarily of the issuance of common stock pursuant to the exercises of options and warrants, partially offset by dividends paid to holders of our Series A Cumulative Convertible Preferred Stock. In 1998, financing activities used net cash of $1.3 million, consisting of the repayment of various notes and other debt issued in connection with our acquisitions in 1997.

     On March 31, 1999, a holder of $3.0 million principal amount of our 9.0% convertible debentures converted $1.5 million principal amount of such debentures into 260,870 shares of our common stock. In addition, a holder of $3.0 million of such debentures has notified us that it will convert $1.5 million principal amount of such debentures into 260,870 shares of our common stock as of May 25, 1999.

     In October 1997, we entered into a credit facility agreement with Norwest Bank Minnesota, N.A. which provides our Hong Kong subsidiaries with a working capital line of credit and letters of credit for the purchase of products and the operation of those subsidiaries. The facility, which expires on May 31, 1999, has an overall limit of $5.0 million, but is subject to other limitations based on advance rates on letters of credit and open accounts receivable. We expect to extend the term of this facility or to seek an alternative facility. As of March 31, 1999, there were no advances outstanding under the facility.

     In April 1998, we received $4.7 million in net proceeds from the issuance of shares of our Series A Cumulative Convertible Preferred Stock to two investors in a private placement, which are currently convertible into 558,658 shares of our common stock at a conversion price of $8.95 per share. The use of proceeds was for working capital and general corporate purposes.

     We believe that our cash flow from operations and cash and cash equivalents on hand will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all.

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

IMPACT OF THE YEAR 2000

     Many currently installed computer systems and software products are dependent upon internal calendars coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, our computer systems and software may need to be upgraded to comply with Year 2000 requirements. Otherwise, system failures or miscalculations leading to disruptions in our operations could occur. We have taken actions to address this potential problem, including the identification of any non-compliant processes or systems and the implementation of corrective measures. We expect to replace internal software with non-compliant codes with software that is compliant by July 1999.

     We believe the financial reporting systems of our Hong Kong subsidiaries are Year 2000 compliant. Their systems were upgraded in 1998 in the normal course of business with software and hardware which the manufacturer has represented as being Year 2000 compliant. We are currently in the process of selecting a new software package in our corporate office which the manufacturer has represented as being Year 2000 compliant, and we believe it will be implemented by July 1999. We estimate the cost of this new software, including implementation and data conversion costs, to be approximately $60,000. Our other software is generally certified as Year 2000 compliant or is not considered critical to our operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of March 31, 1999, we have not used derivative instruments or engaged in hedging activities to minimize our market risk.

INTEREST RATE RISK

      The interest rates on our revolving line of credit vary based on the prime rate, and therefore, are affected by changes in market interest rates. At March 31, 1999, we had no outstanding balance under this facility. Under the currently applicable agreements, this credit facility will mature on May 31, 1999, but we expect to obtain, prior to such date, an extension of the term of the facility or seek an alternative facility. However, we cannot assure you that we will be able to extend this facility or, if not, obtain a new line of credit, or that if obtained, it will be on terms at least as favorable as those of the existing line of credit. See "Liquidity and Capital Resources."

FOREIGN CURRENCY RISK

      We have wholly-owned subsidiaries in Hong Kong. Sales from these operations are denominated in U.S. dollars. However, purchases of inventory and operating expenses are typically denominated in Hong Kong dollars, thereby creating exposure to changes in exchange rates. Changes in the Hong Kong dollar/U.S. dollar exchange rate may positively or negatively affect our gross margins, operating income and retained earnings. The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to US$1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. We do not believe that near-term changes in exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Hong Kong dollar.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On February 16, 1999, the Company amended its Restated Certificate of Incorporation to increase the number of shares of preferred stock, par value $.001 per share, that it is authorized to issue from 5,000 to 1,000,000 shares.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        The Company had not paid quarterly dividends on its outstanding Series A Cumulative Convertible Preferred Stock for the dividend periods ending June 30, September 30 and December 31, 1998. The Company paid the accumulated dividend arrearages, in the aggregate amount of $262,500, on March 15, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


NUMBER                                 DESCRIPTION
------                                 -----------
3.1            Restated Certificate of Incorporation of the Company(1)

3.1.1          Certificate of Designation and Preferences of Series A Cumulative
               Convertible Preferred Stock of the Company(2)

3.1.2          Certificate of Elimination of All Shares of 4% Redeemable
               Convertible Preferred Stock of the Company(2)

3.1.3 Certificate of Amendment of Restated Certificate of Incorporation of the Company(3)

3.2.1          By-Laws of the Company(1)

3.2.2          Amendment to By-Laws of the Company(4)

4.1            JAKKS Pacific, Inc. 9.00% Convertible Debenture issued to
               Renaissance Capital Growth & Income Fund III, Inc., dated
               December 31, 1996(4)

4.2            JAKKS Pacific, Inc. 9.00% Convertible Debenture issued to
               Renaissance US Growth & Income Trust PLC, dated December 31,
               1996(4)

10.1           Amendment, dated June 24, 1998, to License Agreement, dated
               October 24, 1995, between Titan Sports, Inc. and the Company(5)

10.2           Third Amendment, dated January 25, 1999, to Lease between
               Malibu Vista Partners and the Company(5)

10.3 Amendment, dated February 11, 1999, to License Agreement, dated October 24, 1995, between Titan Sports, Inc. and the Company(5)

27             Financial Data Schedule(5)


-------------------------

(1) Filed previously as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(2) Filed previously as an exhibit to the Company's Current Report on Form 8-K, filed April 7, 1998, and incorporated herein by reference.

(3) Filed previously as exhibit 4.1.2 of the Company's Registration Statement on Form S-3 (File No. 333-74717), filed on March 9, 1999, and incorporated herein by reference.

(4) Filed previously as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(5)     Filed herewith.

(b)     Reports on Form 8-K

        No Current Report on Form 8-K was filed in the fiscal quarter ended March 31, 1999.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Registrant:

                                             JAKKS PACIFIC, INC.



Date: April 22, 1999                         By:   /s/ Jack Friedman
                                                 -------------------
                                                 Chairman
                                                 (Principal Executive Officer)



Date: April 22, 1999                         By:  /s/ Joel M. Bennett
                                                 --------------------
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)