Form 10-Q
period 1999-06-30
JAKKS PACIFIC INC
filed 1999-08-09
CIK 1009829

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

                                ---------------


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Yes   [X]      No   [ ]

                                 ---------------

The number of shares outstanding of the issuer's common stock is 10,683,378 (as of August 9, 1999).


================================================================================

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED JUNE 30, 1999

                               ITEMS IN FORM 10-Q


                                                                                            PAGE
                                                                                            ----
Facing page

Part I       FINANCIAL INFORMATION

Item 1.      Financial Statements.

             Condensed consolidated balance sheet -
             June 30, 1999 (unaudited)                                                         3

             Condensed consolidated statements of operations for the three and six months
             ended June 30, 1998 and 1999 (unaudited)                                          4

             Condensed consolidated statements of cash flows for the six months ended
             June 30, 1998 and 1999 (unaudited)                                                5

             Notes to condensed consolidated financial
             statements (unaudited)                                                            6

Item 2.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations.                                                            8

Item 3.      Quantitative and Qualitative Disclosures
             About Market Risk.                                                               12

Part II      OTHER INFORMATION

Item 1.      Legal Proceedings.                                                             None

Item 2.      Changes in Securities and Use of Proceeds.                                       13

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

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                           June 30, 1999 (Unaudited)

                                     ASSETS

Current assets
     Cash and cash equivalents                                    $ 64,236,214
     Accounts receivable, net                                       21,864,336
     Inventory, net                                                  7,485,157
     Prepaid expenses and other current assets                       1,475,611
                                                                  ------------
          Total current assets                                      95,061,318
                                                                  ------------
Property and equipment, at cost                                     10,404,438
Less accumulated depreciation and amortization                       3,158,305
                                                                  ------------
          Property and equipment, net                                7,246,133
                                                                  ------------
Goodwill, net                                                       14,469,093
Trademarks, net                                                     13,225,307
Investment in joint venture                                          1,053,852
Other                                                                  179,660
                                                                  ------------
                  Total assets                                    $131,235,363
                                                                  ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued expenses                        $ 14,953,630
     Reserve for sales returns and allowances                       10,671,082
     Income taxes payable                                            2,617,582
                                                                  ------------
          Total current liabilities                                 28,242,294
                                                                  ------------
Deferred income taxes                                                   17,455
                                                                  ------------
          Total liabilities                                         28,259,749
                                                                  ------------
Commitments

Stockholders' equity
     Preferred stock, $.001 par value; 1,000,000
      shares authorized, no shares issued                                   --
     Common stock, $.001 par value; 25,000,000 shares authorized;
      10,665,670 shares issued and outstanding                          10,665
     Additional paid-in capital                                     87,296,219
     Retained earnings                                              15,700,296
                                                                  ------------
                                                                   103,007,180
     Less unearned compensation from grant of options                   31,566
                                                                  ------------
          Net stockholders' equity                                 102,975,614
                                                                  ------------
                  Total liabilities and stockholders' equity      $131,235,363
                                                                  ============





     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
     For the Three and Six Months Ended June 30, 1998 and 1999 (Unaudited)


                                                   Three Months Ended June 30,      Six Months Ended June 30,
                                                       1998           1999             1998           1999
  Net sales                                        $16,131,480     $35,981,209     $27,161,251     $60,941,501

  Cost of sales                                     10,013,122      21,332,316      16,693,025      35,528,848
                                                   -----------     -----------     -----------     -----------

  Gross profit                                       6,118,358      14,648,893      10,468,226      25,412,653

  Selling, general and administrative expenses       4,692,019      10,424,163       8,274,028      18,444,588
                                                   -----------     -----------     -----------     -----------

  Income from operations                             1,426,339       4,224,730       2,194,198       6,968,065

  Other (income) and expense:

  Interest income                                      (42,005)       (398,385)        (51,049)       (530,851)

  Interest expense                                     152,647          36,576         319,430         169,727
                                                   -----------     -----------     -----------     -----------

  Income before provision for income taxes           1,315,697       4,586,539       1,925,817       7,329,189

  Provision for income taxes                           357,732       1,231,602         505,991       1,969,055
                                                   -----------     -----------     -----------     -----------

  Net income                                       $   957,965     $ 3,354,937     $ 1,419,826     $ 5,360,134
                                                   ===========     ===========     ===========     ===========
  Net income per share - basic                     $      0.16     $      0.37     $     0.26      $      0.66
                                                   ===========     ===========     ===========     ===========
  Net income per share - diluted                   $      0.14     $      0.32     $     0.22      $      0.58
                                                   ===========     ===========     ===========     ===========




     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
          For the Six Months Ended June 30, 1998 and 1999 (Unaudited)

                                                                        Six Months Ended June 30,
                                                                          1998           1999
Cash flows from operating activities:
       Net income                                                     $ 1,419,826     $ 5,360,134
                                                                      -----------     -----------
       Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                1,368,509       1,469,549
           Change in accounts receivable                               (3,072,401)     (9,937,611)
           Change in inventory                                           (828,730)     (4,566,216)
           Change in accounts payable and accrued expenses              1,259,081      13,405,187
           Net change in other operating assets and liabilities          (613,882)       (267,714)
                                                                      -----------     -----------
                    Total adjustments                                  (1,887,423)        103,195
                                                                      -----------     -----------
                    Net cash provided (used) by operating  activities    (467,597)      5,463,329
                                                                      -----------      ----------
  Cash flows from investing activities:
       Purchase of property and equipment                              (1,793,792)     (3,816,830)
       Investment in joint venture                                     (1,000,000)        (53,852)
       Acquisition cost of trademarks                                     (12,252)             --
       Cash paid in excess of fair value
         of toy business assets acquired (goodwill)                            --      (4,320,501)
       (Increase) decrease in other assets                               (168,158)        310,276
                                                                      -----------     -----------
                    Net cash used by investing activities              (2,974,202)     (7,880,907)
                                                                      -----------     -----------
  Cash flows from financing activities:
       Repayment of bank debt                                            (114,700)             --
       Repayment of acquisition debt                                   (1,766,376)             --
       Proceeds from sale of common stock                                      --      51,898,066
       Proceeds from sale of convertible preferred stock                4,787,761              --
       Dividends paid on convertible preferred stock                           --        (437,500)
       Proceeds from warrants and stock options exercised                 113,817       2,741,025
                                                                      -----------     -----------
                    Net cash provided by financing
                      activities                                        3,020,502      54,201,591
                                                                      -----------     -----------
  Net increase (decrease) in cash and cash equivalents                   (421,297)     51,784,013
  Cash and cash equivalents, beginning of period                        2,535,925      12,452,201
                                                                      -----------     -----------
  Cash and cash equivalents, end of period                            $ 2,114,628     $64,236,214
                                                                      ===========     ===========
  Supplemental disclosure of cash flow information:
  Cash paid during the period for:
       Income taxes                                                   $   259,757     $   897,486
                                                                      ===========     ===========
       Interest                                                       $   357,037     $   169,727
                                                                      ===========     ===========

See note 4 for additional supplemental information to condensed consolidated financial statements.



     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 June 30, 1999

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

                                 June 30, 1999

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

                                                               THREE MONTHS ENDED JUNE 30,
                                    ---------------------------------------------------------------------------------
                                                    1998                                           1999
                                   ------------------------------------          ------------------------------------
                                                 WEIGHTED                                      WEIGHTED
                                                  AVERAGE                                      AVERAGE
                                   INCOME         SHARES       PER-SHARE          INCOME        SHARES      PER-SHARE
                                  --------      ----------     ---------         --------     ---------     ---------

Net income per share - basic
Net income...................     $957,965                                      $3,354,937
Preferred stock dividends....           --                                        (87,500)
                                  --------                                      ----------
Net income available to
 common stockholders.........     $957,965     5,882,658       $0.16            $3,267,437     8,829,339       $0.37
                                  --------     ---------       -----            ----------     ---------       -----
Effect of dilutive securities
Options and warrants.........           --       301,206                                --       905,703
9% convertible debentures....       93,183     1,043,478                            23,684       217,390
7% convertible preferred
   stock.....................           --       558,658                            87,500       535,071
                                  --------     ---------                        ----------     ---------

Net income per share - diluted
Income available to common
  stockholders plus assumed
  exercises and conversions...  $1,051,148     7,786,000       $0.14            $3,378,621    10,487,503       $0.32
                                ==========     =========       =====            ==========    ==========       =====



                                                               SIX MONTHS ENDED JUNE 30,
                                    ---------------------------------------------------------------------------------
                                                    1998                                           1999
                                   ------------------------------------          ------------------------------------
                                                 WEIGHTED                                      WEIGHTED
                                                  AVERAGE                                      AVERAGE
                                   INCOME         SHARES       PER-SHARE          INCOME        SHARES      PER-SHARE
                                  --------      ----------     ---------         --------     ---------     ---------

Net income per share - basic
Net income...................   $1,419,826                                      $5,360,134
Preferred stock dividends....           --                                        (437,500)
                                ----------                                     -----------
Net income available to
 common stockholders.........   $1,419,826     5,423,223      $0.26             $4,922,634     7,473,894       $0.66
                                  --------     ---------       -----            ----------     ---------       -----
Effect of dilutive securities
Options and warrants.........           --       216,415                                --       762,040
9% convertible debentures....      186,366     1,043,478                           116,867       628,985
4% convertible preferred
   stock.....................           --       459,555                                --            --
7% convertible preferred
   stock.....................           --       279,329                           437,500       546,864
                                  --------     ---------                        ----------     ---------

Net income per share - diluted
Income available to common
  stockholders plus assumed
  exercises and conversions...  $1,606,192     7,422,000       $0.22            $5,477,001     9,411,783       $0.58
                                ==========     =========       =====            ==========     =========       =====

Note 3 -- Preferred stock and common stock

     In May 1999, the Company issued and sold 2,666,563 shares of its common stock in a public offering and received $51.9 million of net proceeds.

Note 4 -- Supplemental information to condensed consolidated statements of cash flows

     In March 1998, all 3,525 outstanding shares of 4% redeemable convertible preferred stock with a total stockholders' equity value of $6,818,350 were converted into an aggregate of 939,998 shares of the Company's common stock.

     In March and April, 1999, the holders of $6.0 million principal amount of the Company's 9% convertible debentures converted all such debentures into an aggregate of 1,043,479 shares of the Company's common stock.

     In June 1999, all 1,000 outstanding shares of 7% cumulative convertible preferred stock with a total stockholders' equity value of $4,731,152 were converted into an aggregate of 558,658 shares of the Company's common stock.

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

     One of our key strategies has been to grow through the acquisition or licensing of product lines, concepts and characters. In 1996, we expanded our product lines to include products based on licensed characters and properties, such as World Wrestling Federation action figures and accessories.

     We acquired Road Champs in February 1997, and have included the results of operations of Road Champs from February 1, 1997, the effective date of the acquisition. We acquired the Child Guidance and Remco trademarks in October 1997, both of which contributed to operations nominally in 1997, but contributed more significantly to operations commencing in 1998. In June 1999, we acquired Berk Corporation with its lines of educational toy foam puzzle mats and activity sets. We expect Berk to contribute modestly beginning in the third quarter of 1999.

     Our products currently include (1) toys and action figures featuring licensed characters, including popular wrestling characters under our World Wrestling Federation license, (2) die-cast collectible and toy vehicles marketed under our Road Champs and Remco brand names, (3) pre-school electronic toys marketed under our Child Guidance brand name, (4) educational toy foam puzzles, mats and activity sets, and (5) fashion dolls and related accessories.

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

     In June 1998, we formed a joint venture with THQ Inc., a developer, publisher and distributor of interactive entertainment software, and the joint venture licensed the rights from Titan Sports, Inc. to publish World Wrestling Federation electronic video game software on all platforms. The license agreement permits the joint venture to release these games after November 16, 1999. We expect that the first game produced under this license will be released in late 1999. We also expect that JAKKS and THQ Inc. will share equally any profits generated by the joint venture.

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

     Selling, general and administrative expenses include costs directly associated with the selling process, such as sales commissions, advertising and travel expenses, as well as general corporate expenses, goodwill and trademark amortization and product development. We have recorded goodwill of approximately $15.3 million and trademarks of approximately $14.4 million in connection with acquisitions made to date. Goodwill is being amortized over a 30-year period, while trademark acquisition costs are being amortized over periods ranging from 10 to 30 years.

RESULTS OF OPERATIONS

     The following unaudited table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

                                                            THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                 JUNE 30,              JUNE 30,
                                                            ------------------    -----------------
                                                             1998        1999      1998       1999
                                                            ------      ------    ------     ------
Net sales.............................................      100.0%      100.0%     100.0%     100.0%
Cost of sales.........................................       62.1        59.3       61.5       58.3
                                                            -----       -----     ------      -----
Gross profit..........................................       37.9        40.7       38.5       41.7
Selling, general and administrative expenses..........       29.1        29.0       30.4       30.3
                                                            -----       -----     ------      -----
Income from operations................................        8.8        11.7        8.1       11.4
Interest, net.........................................       (0.7)        1.0       (1.0)       0.6
                                                             -----      -----     ------      -----
Income before income taxes............................        8.1        12.7        7.1       12.0
Provision for income taxes............................        2.2         3.4        1.9        3.2
                                                            -----       -----     ------      -----
Net income............................................        5.9%        9.3%       5.2%       8.8%
                                                            =====       =====     ======      =====

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

     Net Sales. Net sales increased $19.9 million, or 123%, to $36.0 million in 1999 from $16.1 million in 1998. The significant growth in net sales was due primarily to the continuing growth of the World Wrestling Federation product line with its expanded product offerings in the action figures and accessories categories and frequent character releases, as well as to increasing sales of Child Guidance pre-school toys and fashion and holiday dolls. Contributions made by sales of Road Champs die-cast toy and collectible vehicles and Remco toy vehicles were comparable with the prior year.

     Gross Profit. Gross profit increased $8.5 million, or 139%, to $14.6 million in 1999, or 40.7% of net sales, from $6.1 million, or 37.9% of net sales, in 1998. The overall increase in gross profit was attributable to the significant increase in net sales. The increase in the gross profit margin of 2.8% of net sales was due in part to the changing product mix, which included products, such as World Wrestling Federation action figures, with higher margins than some of our other products, and the amortization expense of molds and tools used in the manufacture of our products, which decreased on a percentage basis due to the fixed nature of these costs. The higher margin resulting from lower product costs was offset in part by higher royalties.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.7 million, or 122%, to $10.4 million, or 29.0% of net sales, in 1999, from $4.7 million, or 29.1% of net sales, in 1998. Selling, general and administrative expenses decreased nominally as a percentage of net sales due in part to the fixed nature of certain of these expenses, which were offset in part by increases in advertising expenses and product development costs of our various products in 1999. The overall dollar increase of $5.7 million was due to the significant increase in net sales with their proportionate impact on variable selling costs, such as freight and shipping related expenses, sales commissions, cooperative advertising and travel expenses. We produced television commercials in support of several of our products, including World Wrestling Federation action figures, in 1998 and 1999. From time to time, we may increase our advertising efforts, including the use of more expensive advertising media, such as television, if we deem it appropriate for particular products.

     Interest, Net. We had significantly lower interest-bearing obligations in 1999 than in 1998 with the conversion of our 9% convertible debentures in 1999. In addition, we had significantly higher average cash balances during 1999 than in 1998 due to the net proceeds from the sale of our common stock in May 1999.

     Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 1998 and 1999, at effective tax rates of 27.2% in 1998 and 26.9% in 1999, benefiting from a flat 16.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong. As of December 31, 1998, we had deferred tax assets of approximately $493,000 for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In making this determination, management considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     Net Sales. Net sales increased $33.8 million, or 124%, to $60.9 million in 1999 from $27.1 million in 1998. The significant growth in net sales was due primarily to the continuing growth of the World Wrestling Federation product line with its expanded product offerings in the action figures and accessories categories and frequent character releases, as well as to increasing sales of Child Guidance pre-school toys and fashion and holiday dolls. Contributions made by sales of Road Champs die-cast toy and collectible vehicles and Remco toy vehicles were comparable with the prior year.

     Gross Profit. Gross profit increased $14.9 million, or 143%, to $25.4 million in 1999, or 41.7% of net sales, from $10.5 million, or 38.5% of net sales, in 1998. The overall increase in gross profit was attributable to the significant increase in net sales. The increase in the gross profit margin of 3.2% of net sales was due in part to the changing product mix, which included products, such as World Wrestling Federation action figures, with higher margins than some of our other products, and the amortization expense of molds and tools used in the manufacture of our products, which decreased on a percentage basis due to the fixed nature of these costs. The higher margin resulting from lower product costs was offset in part by higher royalties.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $10.1 million, or 123%, to $18.4 million, or 30.3% of net sales, in 1999, from $8.3 million, or 30.4% of net sales, in 1998. Selling, general and administrative expenses decreased nominally as a percentage of net sales due in part to the fixed nature of certain of these expenses, which were offset in part by increases in advertising expenses and product development costs of our various products in 1999. The overall dollar increase of $10.1 million was due to the significant increase in net sales with their proportionate impact on variable selling costs, such as freight and shipping related expenses, sales commissions, cooperative advertising and travel expenses. We produced television commercials in support of several of our products, including World Wrestling Federation action figures, in 1998 and 1999. From time to time, we may increase our advertising efforts, including the use of more expensive advertising media, such as television, if we deem it appropriate for particular products.

     Interest, Net. We had significantly lower interest-bearing obligations in 1999 than in 1998 with the conversion of our 9% convertible debentures in 1999. In addition, we had significantly higher average cash balances during 1999 than in 1998 due to the net proceeds from the sale of our common stock in May 1999.

     Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 1998 and 1999, at effective tax rates of 26.3% in 1998 and 26.9% in 1999, benefiting from a flat 16.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong. As of December 31, 1998, we had deferred tax assets of approximately $493,000 for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In making this determination, management considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

SEASONALITY

     The retail toy industry is inherently seasonal. Generally, in the past, the Company's sales have been highest during the third and fourth quarters, and collections for those sales have been highest during the succeeding fiscal quarters. The Company's working capital needs have been highest during the third and fourth quarters.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999, we had working capital of $66.8 million, as compared to $13.7 million as of December 31, 1998. This increase was primarily attributable to the sale of our common stock in May 1999 as well as to our operating activities.

     Operating activities provided net cash of $5.5 million in 1999 as compared to using net cash of $0.5 million in 1998. Net cash was provided primarily by net income and non-cash charges, such as depreciation, amortization and recognition of compensation expense for options, as well as a decrease in accounts receivable and increases in operating liabilities, which were offset in part by an increase in inventory. As of June 30, 1999, we had cash and cash equivalents of $64.2 million.

     Our investing activities used net cash of $7.9 million in 1999, as compared to $3.0 million in 1998, consisting primarily of the purchase of molds and tooling used in the manufacture of our products in 1999 and 1998 and goodwill acquired in the Berk Acquisition in 1999. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties ranging from 1% to 10% payable on net sales of such products. As of June 30, 1999, these agreements required future aggregate minimum guarantees of $17.2 million, exclusive of $1.2 million in advances already paid.

     Our financing activities provided net cash of $54.2 million in 1999, consisting primarily of the issuance of common stock pursuant to our public offering in May 1999 and the exercises of options and warrants, partially offset by dividends paid to holders of our Series A Cumulative Convertible Preferred Stock. In 1998, financing activities provided net cash of $3.0 million, consisting primarily of the issuance of our 7% Series A Convertible Preferred Stock partially offset by the repayment of various notes and other debt issued in connection with our acquisitions in 1997.

     In March and April 1999, the holders of $6.0 million principal amount of our 9.0% convertible debentures converted all such debentures into 1,043,479 shares of our common stock.

     In October 1997, we entered into a credit facility agreement with Norwest Bank Minnesota, N.A. which provides our Hong Kong subsidiaries with a working capital line of credit and letters of credit for the purchase of products and the operation of those subsidiaries. The facility, which expired on May 31, 1999, had an overall limit of $5.0 million, but was subject to other limitations based on advance rates on letters of credit and open accounts receivable. We expect to seek an alternative facility.

     In April 1998, we received $4.7 million in net proceeds from the issuance of shares of our Series A Cumulative Convertible Preferred Stock to two investors in a private placement, which were converted into 558,658 shares of our common stock in June 1999. The use of proceeds was for working capital and general corporate purposes.

     In May 1999, we received $51.9 million in net proceeds from the issuance of shares of our common stock in a public offering.

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

IMPACT OF THE YEAR 2000

     Many currently installed computer systems and software products are dependent upon internal calendars coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, our computer systems and software may need to be upgraded to comply with Year 2000 requirements. Otherwise, system failures or miscalculations leading to disruptions in our operations could occur. We have taken actions to address this potential problem, including the identification of any non-compliant processes or systems and the implementation of corrective measures. We expect to replace internal software with non-compliant codes with software that is compliant by September 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of June 30, 1999, we have not used derivative instruments or engaged in hedging activities to minimize our market risk.

INTEREST RATE RISK

      As of June 30, 1999, we do not have any bank loan or other credit facility, nor do we have any outstanding debt securities, and, accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On June 30, 1999, the Company issued a warrant to purchase 111,250 shares of its common stock to Titan Sports, Inc. and a warrant to purchase 13,750 shares of its common stock to Stanley Shenker Associates, Inc. Each warrant is exercisable by the holder thereof at any time until December 31, 2009 to purchase common stock of the Company at an exercise price of $10.00 per share (subject to adjustment in the event of certain changes to the Company's capital stock or certain transactions affecting the Company). The warrants were issued pursuant to a Consumer Products License Agreement between Titan Sports, Inc. and a joint venture limited liability company of which the Company is a member, in connection with the grant of certain trademark and other licenses and rights to the joint venture. No other consideration was paid to the Company in respect of the issuance of these warrants. Because the warrants were issued directly to the two holders pursuant to a privately negotiated commercial agreement, registration of the warrants (or the underlying common stock) was not required under the Securities Act of 1933 (the "Act") by reason of the exemption provided by Section 4(2) of the Act for transactions by the issuer of the securities not involving any public offering.


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

3.2.1          By-Laws of the Company(1)

3.2.2          Amendment to By-Laws of the Company(4)

4.1            JAKKS Pacific, Inc. 9.00% Convertible Debenture issued to
               Renaissance Capital Growth & Income Fund III, Inc., dated
               December 31, 1996(4)

4.2            JAKKS Pacific, Inc. 9.00% Convertible Debenture issued to
               Renaissance US Growth & Income Trust PLC, dated December 31,
               1996(4)

10.1           Lease Agreement, dated June 2, 1999, between Astoria Investment
               Company Limited and Road Champs Limited(5)

10.2 Stock Purchase Warrant for 111,250 shares of Common Stock issued to Titan Sports, Inc.(5)

10.3 Stock Purchase Warrant for 13,750 shares of Common Stock issued to Stanley Shenker Associates, Inc.(5)

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

(5)     Filed herewith.

(b)     Reports on Form 8-K

        No Current Report on Form 8-K was filed in the fiscal quarter ended June 30, 1999.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Registrant:

                                             JAKKS PACIFIC, INC.



Date: August 9, 1999                         By:   /s/ Jack Friedman
                                                 -------------------
                                                 Chairman
                                                 (Principal Executive Officer)



Date: August 9, 1999                         By:  /s/ Joel M. Bennett
                                                 --------------------
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)