Form 10-Q
period 1999-09-30
JAKKS PACIFIC INC
filed 1999-11-03
CIK 1009829

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

                                ---------------


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Yes   [X]      No   [ ]

                                 ---------------

The number of shares outstanding of the issuer's common stock is 10,802,787 (as of November 2, 1999).


================================================================================

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

                               ITEMS IN FORM 10-Q


                                                                                            PAGE
                                                                                            ----
Facing page

Part I       FINANCIAL INFORMATION

Item 1.      Financial Statements.

             Condensed consolidated balance sheet -
             September 30, 1999 (unaudited)                                                    3

             Condensed consolidated statements of operations for the three and nine months
             ended September 30, 1998 and 1999 (unaudited)                                     4

             Condensed consolidated statements of cash flows for the nine months ended
             September 30, 1998 and 1999 (unaudited)                                           5

             Notes to condensed consolidated financial
             statements (unaudited)                                                            6

Item 2.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations.                                                            8

Item 3.      Quantitative and Qualitative Disclosures
             About Market Risk.                                                               13

Part II      OTHER INFORMATION

Item 1.      Legal Proceedings.                                                             None

Item 2.      Changes in Securities and Use of Proceeds.                                     None

Item 3.      Defaults Upon Senior Securities.                                               None

Item 4.      Submission of Matters to
             a Vote of Security Holders.                                                      14

Item 5.      Other Information.                                                               14

Item 6.      Exhibits and Reports on Form 8-K.                                                15

Signatures.                                                                                   16

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

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                         September 30, 1999 (Unaudited)

                                     ASSETS

Current assets
     Cash and cash equivalents                                    $ 73,427,409
     Accounts receivable, net                                       34,638,251
     Inventory, net                                                  9,437,805
     Prepaid expenses and other current assets                       1,584,854
                                                                  ------------
          Total current assets                                     119,088,319
                                                                  ------------
Property and equipment, at cost                                     12,362,663
Less accumulated depreciation and amortization                       3,627,662
                                                                  ------------
          Property and equipment, net                                8,735,001
                                                                  ------------
Goodwill, net                                                       14,353,964
Trademarks, net                                                     13,072,694
Investment in joint venture                                          1,053,852
Other                                                                  316,865
                                                                  ------------
                  Total assets                                    $156,620,695
                                                                  ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued expenses                        $ 30,049,883
     Reserve for sales returns and allowances                       12,063,447
     Income taxes payable                                            3,227,346
                                                                  ------------
          Total current liabilities                                 45,340,676
                                                                  ------------
Deferred income taxes                                                  323,787
                                                                  ------------
          Total liabilities                                         45,664,463
                                                                  ------------
Commitments

Stockholders' equity
     Preferred stock, $.001 par value; 1,000,000
      shares authorized, no shares issued                                   --
     Common stock, $.001 par value; 25,000,000 shares authorized;
      10,723,120 shares issued and outstanding                          10,723
     Additional paid-in capital                                     87,603,173
     Retained earnings                                              23,342,336
                                                                  ------------
          Total stockholders' equity                               110,956,232
                                                                  ------------
                  Total liabilities and stockholders' equity      $156,620,695
                                                                  ============





     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
  For the Three and Nine Months Ended September 30, 1998 and 1999 (Unaudited)


                                                Three Months Ended September 30,  Nine Months Ended September 30,
                                                       1998           1999             1998           1999
  Net sales                                        $34,218,151     $60,235,407     $61,379,402     $121,176,908

  Cost of sales                                     20,976,452      35,476,603      37,669,477       71,005,451
                                                   -----------     -----------     -----------     ------------

  Gross profit                                      13,241,699      24,758,804      23,709,925       50,171,457

  Selling, general and administrative expenses       8,173,172      14,866,324      16,447,200       33,310,912
                                                   -----------     -----------     -----------     ------------

  Income from operations                             5,068,527       9,892,480       7,262,725       16,860,545

  Other (income) and expense:

  Other expense                                        319,838              --         319,838               --

  Interest income                                      (47,868)       (535,646)        (98,917)      (1,066,497)

  Interest expense                                     148,208           1,093         467,638          170,820
                                                   -----------     -----------     -----------     ------------

  Income before provision for income taxes           4,648,349      10,427,033       6,574,166       17,756,222

  Provision for income taxes                         1,214,078       2,784,993       1,720,069        4,754,048
                                                   -----------     -----------     -----------     ------------

  Net income                                       $ 3,434,271     $ 7,642,040     $ 4,854,097     $ 13,002,174
                                                   ===========     ===========     ===========     ============
  Net income per share - basic                     $      0.58     $      0.71     $      0.87     $       1.47
                                                   ===========     ===========     ===========     ============
  Net income per share - diluted                   $      0.45     $      0.65     $      0.68     $       1.29
                                                   ===========     ===========     ===========     ============




     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
       For the Nine Months Ended September 30, 1998 and 1999 (Unaudited)

                                                                    Nine Months Ended September 30,
                                                                          1998           1999
Cash flows from operating activities:
       Net income                                                     $ 4,854,097     $13,002,174
                                                                      -----------     -----------
       Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                2,643,930       2,363,609
           Change in accounts receivable                              (10,039,967)    (22,711,526)
           Change in inventory                                         (1,082,166)     (6,518,864)
           Change in accounts payable and accrued expenses              8,926,848      30,503,569
           Net change in other operating assets and liabilities          (213,241)        (70,625)
                                                                      -----------     -----------
                    Total adjustments                                     235,404       3,566,163
                                                                      -----------     -----------
                    Net cash provided by operating activities           5,089,501      16,568,337
                                                                      -----------      ----------
  Cash flows from investing activities:
       Purchase of property and equipment                              (2,911,011)     (5,899,949)
       Investment in joint venture                                     (1,044,708)         (9,144)
       Acquisition cost of trademarks                                     (12,252)             --
       Cash paid in excess of fair value
         of toy business assets acquired (goodwill)                            --      (4,365,209)
       (Increase) decrease in other assets                                (75,350)        173,071
                                                                      -----------     -----------
                    Net cash used by investing activities              (4,043,321)    (10,101,231)
                                                                      -----------     -----------
  Cash flows from financing activities:
       Repayment of bank debt                                            (114,700)             --
       Repayment of acquisition debt                                   (2,006,376)             --
       Proceeds from sale of common stock                                      --      51,898,066
       Proceeds from sale of convertible preferred stock                4,792,430              --
       Dividends paid on convertible preferred stock                           --        (437,500)
       Proceeds from warrants and stock options exercised                 347,711       3,047,536
                                                                      -----------     -----------
                    Net cash provided by financing
                      activities                                        3,019,065      54,508,102
                                                                      -----------     -----------
  Net increase in cash and cash equivalents                             4,065,245      60,975,208
  Cash and cash equivalents, beginning of period                        2,535,925      12,452,201
                                                                      -----------     -----------
  Cash and cash equivalents, end of period                            $ 6,601,170     $73,427,409
                                                                      ===========     ===========
  Supplemental disclosure of cash flow information:
  Cash paid during the period for:
       Income taxes                                                   $   266,803     $ 2,945,465
                                                                      ===========     ===========
       Interest                                                       $   505,245     $   170,820
                                                                      ===========     ===========

See note 4 for additional supplemental information to condensed consolidated financial statements.



     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1999

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

                               September 30, 1999

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

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                    ---------------------------------------------------------------------------------
                                                    1998                                           1999
                                   ------------------------------------          ------------------------------------
                                                 WEIGHTED                                      WEIGHTED
                                                  AVERAGE                                      AVERAGE
                                   INCOME         SHARES       PER-SHARE          INCOME        SHARES      PER-SHARE
                                  --------      ----------     ---------         --------     ---------     ---------

Net income per share - basic
Net income available to
 common stockholders.........   $3,434,271     5,932,673       $0.58            $7,642,040    10,691,361       $0.71
                                ----------     ---------       -----            ----------    ----------       -----
Effect of dilutive securities
Options and warrants.........           --       337,251                                --     1,002,756
9% convertible debentures....       93,183     1,043,478                                --            --
7% convertible preferred
   stock.....................           --       558,658                                --            --
                                  --------     ---------                        ----------     ---------

Net income per share - diluted
Income available to common
  stockholders plus assumed
  exercises and conversions...  $3,527,454     7,872,060       $0.45            $7,642,040    11,694,117       $0.65
                                ==========     =========       =====            ==========    ==========       =====



                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                    ---------------------------------------------------------------------------------
                                                    1998                                           1999
                                   ------------------------------------          ------------------------------------
                                                 WEIGHTED                                      WEIGHTED
                                                  AVERAGE                                      AVERAGE
                                   INCOME         SHARES       PER-SHARE          INCOME        SHARES      PER-SHARE
                                  --------      ----------     ---------         --------     ---------     ---------

Net income per share - basic
Net income...................   $4,854,097                                     $13,002,174
Preferred stock dividends....           --                                        (437,500)
                                ----------                                     -----------
Net income available to
 common stockholders.........   $4,854,097     5,595,305       $0.87           $12,564,674    8,562,060       $1.47
                                ----------     ---------       -----           -----------    ---------       -----
Effect of dilutive securities
Options and warrants.........           --       267,910                                --       825,662
9% convertible debentures....      279,549     1,043,478                           116,867       416,240
4% convertible preferred
   stock.....................           --       304,117                                --            --
7% convertible preferred
   stock.....................           --       373,808                           437,500       361,895
                                  --------     ---------                        ----------     ---------

Net income per share - diluted
Income available to common
  stockholders plus assumed
  exercises and conversions...  $5,133,646     7,584,618       $0.68           $13,119,041    10,165,857      $1.29
                                ==========     =========       =====           ===========    ==========      =====

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

Note 5 -- Acquisition

     In June 1999, the Company purchased all of the outstanding shares of Berk Corporation, a producer of educational toy foam puzzle mats and activity sets, for approximately $3.1 million in cash. In connection with this acquisition, the Company assumed liabilities of approximately $300,000 and incurred acquisition costs of approximately $158,000.

Note 6 -- Subsequent events

     On October 5, 1999, the Company acquired all of the outstanding capital stock of Flying Colors Toys, Inc. (formerly Colorbok Paper Products, Inc.) effective October 1, 1999 for an aggregate purchase price of $35.8 million, of which $34.7 million was paid in cash on the closing of the transaction and $1.1 million is to be paid out of cash collections of the pre-closing accounts receivable. In addition, the Company paid on the closing $17.6 million in satisfaction of certain indebtedness of Flying Colors, assumed liabilities of approximately $5.8 million and incurred estimated legal and other acquisition costs of $0.5 million. The Company has also agreed to pay to the shareholders an earn-out in an amount up to $4.5 million in each of the three 12-month periods following the closing if Gross Profit (as defined) of Flying Colors branded products achieves certain prescribed levels in each of such periods. Flying Colors designs, produces and markets licensed activity kits, play clay compound playsets and lunch boxes and other related toy products.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together with the Company's Condensed Consolidated Financial Statements and Notes thereto which appear elsewhere herein.

OVERVIEW

     JAKKS was founded to design, develop, produce and market children's toys and related products. We commenced business operations when we assumed operating control over the toy business of Justin Products Limited ("Justin"), and have included the results of Justin's operations in our consolidated financial statements from July 1, 1995, the effective date of that acquisition. The Justin product lines, which consisted primarily of fashion dolls and accessories and electronic products for children, accounted for substantially all of our net sales for the period from April 1, 1995 (inception) to December 31, 1995.

     One of our key strategies has been to grow through the acquisition or licensing of product lines, concepts and characters. In 1996, we expanded our product lines to include products based on licensed characters and properties, such as World Wrestling Federation action figures and accessories.

     We acquired Road Champs in February 1997, and have included the results of operations of Road Champs from February 1, 1997, the effective date of the acquisition. We acquired the Child Guidance and Remco trademarks in October 1997, both of which contributed to operations nominally in 1997, but contributed more significantly to operations commencing in 1998. In June 1999, we acquired Berk Corporation with its lines of educational toy foam puzzle mats and activity sets. Berk began to contribute modestly beginning in the third quarter of 1999. In October 1999, we acquired Flying Colors Toys, Inc., whose product lines include licensed activity kits, play clay compound playsets and lunch boxes as well as other related products. We expect Flying Colors to contribute to operations beginning in the fourth quarter of 1999.

     Our products currently include (1) action figures and accessories featuring licensed characters, including popular wrestling characters under our World Wrestling Federation license, (2) Flying Colors molded plastic activity sets, clay compound playsets and lunch boxes, (3) Road Champs die-cast collectible and toy vehicles and Remco toy vehicles and role-play toys and accessories, (4) Child Guidance infant and pre-school electronic toys, educational toy foam puzzle mats and activity sets, and (5) fashion and mini dolls and related accessories.

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

     In June 1998, we formed a joint venture with THQ Inc., a developer, publisher and distributor of interactive entertainment software, and the joint venture licensed the rights from World Wrestling Federation Entertainment, Inc. (formerly Titan Sports, Inc.) to publish World Wrestling Federation electronic video game software on all platforms. We expect that the first game produced under this license will be released in November 1999. JAKKS will receive a guaranteed preferred return based on the sale of WWF video games, and THQ will be allocated the remaining profits generated by the joint venture.

     We contract the manufacture of most of our products to unaffiliated manufacturers located in China. We sell the finished products on a letter of credit basis or on open account to our customers, who take title to the goods in Hong Kong. These methods allow us to reduce certain operating costs and working capital requirements. A portion of our sales, primarily sales of our Road Champs and Flying Colors products, originate in the United States, so we hold certain inventory in a warehouse and fulfillment facility operated by an unaffiliated third party. In addition, we hold inventory of other products from time to time in support of promotions or other domestic programs with retailers. To date, substantially all of our sales have been to domestic customers. We intend to expand distribution of our products into foreign territories and, accordingly, we have (1) engaged a representative to oversee sales in certain territories,
(2) engaged distributors in certain territories, and (3) established direct relationships with retailers in certain territories.

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

RESULTS OF OPERATIONS

     The following unaudited table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

                                                            THREE MONTHS ENDED   NINE MONTHS ENDED
                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                            ------------------    -----------------
                                                             1998        1999      1998       1999
                                                            ------      ------    ------     ------
Net sales.............................................      100.0%      100.0%     100.0%     100.0%
Cost of sales.........................................       61.3        58.9       61.4       58.6
                                                            -----       -----     ------      -----
Gross profit..........................................       38.7        41.1       38.6       41.4
Selling, general and administrative expenses..........       23.9        24.7       26.8       27.5
                                                            -----       -----     ------      -----
Income from operations................................       14.8        16.4       11.8       13.9
Interest, net.........................................       (0.3)        0.9       (0.6)       0.7
Other expenses........................................       (0.9)         --       (0.5)        --
                                                             -----      -----     ------      -----
Income before income taxes............................       13.6        17.3       10.7       14.6
Provision for income taxes............................        3.6         4.6        2.8        3.9
                                                            -----       -----     ------      -----
Net income............................................       10.0%       12.7%       7.9%      10.7%
                                                            =====       =====     ======      =====

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Net Sales. Net sales increased $26.0 million, or 76.0%, to $60.2 million in 1999 from $34.2 million in 1998. The significant growth in net sales was due primarily to the continuing growth of the World Wrestling Federation product line with its expanded product offerings in the action figures and accessories categories and frequent character releases, as well as to increasing sales of Child Guidance pre-school toys and the addition of Berk products, which contributed modestly to operations beginning in the third quarter of 1999. Contributions made by sales of Road Champs die-cast toy and collectible vehicles and Remco toy vehicles and fashion and holiday dolls were consistent with the prior year.

     Gross Profit. Gross profit increased $11.6 million, or 87.0%, to $24.8 million in 1999, or 41.1% of net sales, from $13.2 million, or 38.7% of net sales, in 1998. The overall increase in gross profit was attributable to the significant increase in net sales. The increase in the gross profit margin of 2.4% of net sales was due in part to the changing product mix, which included products, such as World Wrestling Federation action figures, with higher margins than some of our other products, and the amortization expense of molds and tools used in the manufacture of our products, which decreased on a percentage basis due to the fixed nature of these costs. The higher margin resulting from lower product costs was offset in part by higher royalties.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.7 million, or 81.9%, to $14.9 million, or 24.7% of net sales, in 1999, from $8.2 million, or 23.9% of net sales, in 1998. Selling, general and administrative expenses increased nominally as a percentage of net sales due in part to increases in advertising expenses and product development costs of our various products in 1999 which were offset in part by a decrease as a percentage of net sales due to the fixed nature of certain of these expenses in conjunction with the significant increase in net sales. The overall dollar increase of $6.7 million was due to the significant increase in net sales with their proportionate impact on variable selling costs, such as freight and shipping related expenses, sales commissions, cooperative advertising and travel expenses. We produced television commercials in support of several of our products, including World Wrestling Federation action figures, in 1998 and 1999. From time to time, we may increase our advertising efforts, including the use of more expensive advertising media, such as television, if we deem it appropriate for particular products.

     Interest, Net. We had significantly lower interest-bearing obligations in 1999 than in 1998 with the conversion of our 9% convertible debentures in 1999. In addition, we had significantly higher average cash balances during 1999 than in 1998 due to the net proceeds from the sale of our common stock in May 1999.

     Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 1998 and 1999, at effective tax rates of 26.1% in 1998 and 26.7% in 1999, benefiting from a flat 16.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong. As of December 31, 1998, we had deferred tax assets of approximately $493,000 for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In making this determination, management considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Net Sales. Net sales increased $59.8 million, or 97.4%, to $121.2 million in 1999 from $61.4 million in 1998. The significant growth in net sales was due primarily to the continuing growth of the World Wrestling Federation product line with its expanded product offerings in the action figures and accessories categories and frequent character releases, as well as to increasing sales of Child Guidance pre-school toys and the addition of Berk products, which contributed nominally to operations beginning in the third quarter of 1999. Contributions made by sales of Road Champs die-cast toy and collectible vehicles and Remco toy vehicles and fashion and holiday dolls were consistent with the prior year.

     Gross Profit. Gross profit increased $26.5 million, or 111.6%, to $50.2 million in 1999, or 41.4% of net sales, from $23.7 million, or 38.6% of net sales, in 1998. The overall increase in gross profit was attributable to the significant increase in net sales. The increase in the gross profit margin of 2.8% of net sales was due in part to the changing product mix, which included products, such as World Wrestling Federation action figures, with higher margins than some of our other products, and the amortization expense of molds and tools used in the manufacture of our products, which decreased on a percentage basis due to the fixed nature of these costs. The higher margin resulting from lower product costs was offset in part by higher royalties.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $16.9 million, or 102.5%, to $33.3 million, or 27.5% of net sales, in 1999, from $16.4 million, or 26.8% of net sales, in 1998. Selling, general and administrative expenses increased nominally as a percentage of net sales due in part to increases in advertising expenses and product development costs of our various products in 1999, which were offset in part by a decrease as a percentage of net sales due to the fixed nature of certain of these expenses in conjunction with the significant increase in net sales. The overall dollar increase of $16.9 million was due to the significant increase in net sales with their proportionate impact on variable selling costs, such as freight and shipping related expenses, sales commissions, cooperative advertising and travel expenses. We produced television commercials in support of several of our products, including World Wrestling Federation action figures, in 1998 and 1999. From time to time, we may increase our advertising efforts, including the use of more expensive advertising media, such as television, if we deem it appropriate for particular products.

     Interest, Net. We had significantly lower interest-bearing obligations in 1999 than in 1998 with the conversion of our 9% convertible debentures in 1999. In addition, we had significantly higher average cash balances during 1999 than in 1998 due to the net proceeds from the sale of our common stock in May 1999.

     Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 1998 and 1999, at effective tax rates of 26.2% in 1998 and 26.8% in 1999, benefiting from a flat 16.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong. As of December 31, 1998, we had deferred tax assets of approximately $493,000 for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In making this determination, management considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

SEASONALITY

     The retail toy industry is inherently seasonal. Generally, in the past, the Company's sales have been highest during the third and fourth quarters, and collections for those sales have been highest during the succeeding fiscal quarters. The Company's working capital needs have been highest during the third and fourth quarters.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999, we had working capital of $73.8 million, as compared to $13.7 million as of December 31, 1998. This increase was primarily attributable to the sale of our common stock in May 1999 as well as to our operating activities.

     Operating activities provided net cash of $16.6 million in 1999 as compared to $5.1 million in 1998. Net cash was provided primarily by net income and non-cash charges, such as depreciation, amortization and recognition of compensation expense for options, as well as an increase in accounts payable and accrued liabilities, which were offset in part by increases in accounts receivable and inventory. As of September 30, 1999, we had cash and cash equivalents of $73.4 million.

     Our investing activities used net cash of $10.1 million in 1999, as compared to $4.0 million in 1998, consisting primarily of the purchase of molds and tooling used in the manufacture of our products in 1999 and 1998 and goodwill acquired in the Berk Acquisition in 1999. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties ranging from 1% to 10% payable on net sales of such products. As of September 30, 1999, these agreements required future aggregate minimum guarantees of $17.7 million, exclusive of $0.9 million in advances already paid.

     Our financing activities provided net cash of $54.5 million in 1999, consisting primarily of the issuance of common stock pursuant to our public offering in May 1999 and the exercises of options and warrants, partially offset by dividends paid to holders of our Series A Cumulative Convertible Preferred Stock. In 1998, financing activities provided net cash of $3.0 million, consisting primarily of the issuance of our 7% Series A Convertible Preferred Stock partially offset by the repayment of various notes and other debt issued in connection with our acquisitions in 1997.

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

     In June 1999, we purchased all the outstanding capital stock of Berk Corporation for approximately $3.1 million. We also agreed to pay an earn-out of up to $500,000 if sales of Berk products achieve certain prescribed levels over the 12-month period ending June 30, 2000. Berk is a leading producer of educational toy foam puzzle mats and blocks featuring popular licensed characters, including Mickey Mouse, Minnie Mouse, Winnie the Pooh, Blue's Clues, Barney, Teletubbies, Sesame Street, Looney Tunes and Toy Story II characters, and non-licensed activity sets and outdoor products.

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

IMPACT OF THE YEAR 2000

     Many currently installed computer systems and software products are dependent upon internal calendars coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, our computer systems and software were required to be upgraded to comply with Year 2000 requirements. Otherwise, system failures or miscalculations leading to disruptions in our operations could occur. We have taken actions to address this potential problem, including the identification of any non-compliant processes or systems and the implementation of corrective measures. We replaced internal software with non-compliant codes with software that is compliant in October 1999.

     We believe the financial reporting systems of our Hong Kong subsidiaries are Year 2000 compliant. Their systems were upgraded in 1998 in the normal course of business with software and hardware which the manufacturer has represented as being Year 2000 compliant. We implemented in October 1999 a new software package in our corporate office which the manufacturer has represented as being Year 2000 compliant. We estimate the cost of this new software, including implementation and data conversion costs, to be approximately $120,000. Our other software is generally certified as Year 2000 compliant or is not considered critical to our operations. Other than the cost of the new software implemented in our corporate office, we have spent only nominal amounts on the Year 2000 issue, and we do not expect any significant future expenditures.

     We have addressed the Year 2000 preparedness of our critical suppliers and major customers and related electronic data interfaces with these third parties. We have contacted critical suppliers and larger customers to determine whether they are, or will be, compliant by the Year 2000. Based on our evaluation and testing, these third parties are, or are expected to be, compliant by the Year 2000. However, we will continue to monitor the situation and we will formulate contingency plans to resolve customer-related issues that may arise. At this time we cannot estimate the impact that noncompliant suppliers and customers may have on us or our level of operations in the Year 2000. At present, we have not developed contingency plans, but we will determine whether to develop such plans when our assessment is completed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of September 30, 1999, we have not used derivative instruments or engaged in hedging activities to minimize our market risk.

INTEREST RATE RISK

      As of September 30, 1999, we do not have any bank loan or other credit facility, nor do we have any outstanding debt securities, and, accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our most recent Annual Meeting of Stockholders on August 12, 1999. At the meeting, our stockholders considered and voted on several matters, as follows:

     1. All five of our incumbent directors were nominated by management for reelection to the Board. Our stockholders voted in connection with the election of directors as follows:

Nominee                         For        Against   Withheld
--------                     ---------     -------   --------
Jack Friedman                8,405,972       0       146,225
Stephen G. Berman            8,405,972       0       146,225
Robert E. Glick              8,405,972       0       146,225
Michael G. Miller            8,405,972       0       146,225
Murray L. Skala              8,405,972       0       146,225

A plurality of the shares represented at the meeting having been voted for each of these nominees, each of them was elected as a director.

     2. Our stockholders ratified the appointment of Pannell Kerr Forster, Certified Public Accountants, A Professional Corporation, as our independent auditors for our current fiscal year by a majority vote as follows:

                                                                     Broker
            For                 Against           Abstain          Non-Votes
         ---------             --------           --------          ---------
         8,534,490              10,370              7,340             0


     3. Our stockholders ratified and approved the 1999 Amendment to our Third Amended and Restated 1995 Stock Option Plan by a majority vote as follows:

                                                                     Broker
            For                 Against           Abstain          Non-Votes
         ---------             --------           --------          ---------
         7,773,894              774,104             14,180            30,022


     4. Our stockholders ratified and approved the employment agreements between us and Jack Friedman and Stephen G. Berman, respectively, by a majority vote as follows:

                                                                     Broker
            For                 Against           Abstain          Non-Votes
         ---------             --------           --------          ---------
         8,318,400              187,641             16,137            30,022

ITEM 5. OTHER INFORMATION

EXECUTIVE EMPLOYMENT AGREEMENTS

     On July 1, 1999, we entered into employment agreements with Jack Friedman and Stephen G. Berman, respectively, pursuant to which Mr. Friedman serves as our Chairman and Chief Executive Officer and Mr. Berman serves as our President and Chief Operating Officer. Mr. Friedman's annual base salary in 1999 is $521,000 and Mr. Berman's is $496,000. Their annual base salaries are subject to annual increases in an amount, not less than $25,000, determined by our Board of Directors. Each of them is also entitled to receive an annual bonus equal to 4% of our pre-tax income, but not more than $1,000,000, if our pre-tax earnings are at least $2,000,000. If we terminate Mr. Friedman's or Mr. Berman's employment other than "for cause" or if he resigns because of our material breach of the employment agreement or because we cause a material change in his employment, we are required to make a lump-sum severance payment in an amount equal to his base salary and 4% bonus during the balance of the term of the employment agreement, based on his then applicable annual base salary and 4% bonus. In the event of the termination of his employment under certain circumstances after a "Change of Control" (as defined in the employment agreement), we are required to make to him a one-time payment of an amount equal to 2.99 times his "base amount" determined in accordance with the applicable provisions of the Internal Revenue Code.

1999 AMENDMENT TO THIRD AMENDED AND RESTATED 1995 STOCK OPTION PLAN

     On August 12, 1999, the 1999 Amendment to our Third Amended and Restated 1995 Stock Option Plan became effective. As so amended, our plan provides for up to 1,750,000 shares of our common stock to be available for issuance upon the exercise of options granted under the plan; for each of our non-employee directors to receive in 2000 and subsequent years automatic annual grants of options to purchase 6,250 shares of our common stock; and, subject to certain conditions, for accelerated vesting of options granted under our plan if we are involved in a merger, consolidation, reorganization, sale of assets or certain other transactions.

STOCK DIVIDEND

     On November 4, 1999, we will distribute to holders of record at the close of business on October 27, 1999 a dividend of 1/2 share of our common stock for each share of our common stock outstanding on such date (except that cash will be paid in lieu of fractional shares at the rate of $40 5/8 per share).

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

3.1.2          Certificate of Elimination of All Shares of 4% Redeemable
               Convertible Preferred Stock of the Company(2)

3.1.3 Certificate of Amendment of Restated Certificate of Incorporation of the Company(3)

3.2.1          By-Laws of the Company(1)

3.2.2          Amendment to By-Laws of the Company(4)

10.1*          Employment Agreement dated as of July 1, 1999 between the
               Company and Jack Friedman(5)

10.2*          Employment Agreement dated as of July 1, 1999 between the
               Company and Stephen G. Berman(5)

10.3*          1999 Amendment to Third Amended and Restated 1995 Stock Option
               Plan of the Company(6)

27             Financial Data Schedule(5)


-------------------------
 *      Compensatory plan, contract or arrangement.

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

(5)     Filed herewith.

(6) Filed previously as exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-90055), filed on November 1, 1999 and incorporated herein by reference.

(b)     Reports on Form 8-K

        No Current Report on Form 8-K was filed in the fiscal quarter ended September 30, 1999.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Registrant:

                                            JAKKS PACIFIC, INC.



Date: November 2, 1999                      By:  /s/ Joel M. Bennett
                                                 --------------------
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

                                 EXHIBIT INDEX


NUMBER                                 DESCRIPTION                          PAGE
------                                 -----------                          ----

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

3.1.2          Certificate of Elimination of All Shares of 4% Redeemable
               Convertible Preferred Stock of the Company(2)

3.1.3          Certificate of Amendment of Restated Certificate of
               Incorporation of the Company(3)

3.2.1          By-Laws of the Company(1)

3.2.2          Amendment to By-Laws of the Company(4)

10.1*          Employment Agreement dated as of July 1, 1999 between the
               Company and Jack Friedman(5)

10.2*          Employment Agreement dated as of July 1, 1999 between the
               Company and Stephen G. Berman(5)

10.3*          1999 Amendment to Third Amended and Restated 1995 Stock
               Option Plan of the Company(6)

27             Financial Data Schedule(5)


-------------------------
 *      Compensatory plan, contract or arrangement.

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

(5)     Filed herewith.

(6) Filed previously as exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-90055), filed on November 1, 1999 and incorporated herein by reference.