Form 10-K
period 1999-12-31
JAKKS PACIFIC INC
filed 2000-03-30
CIK 1009829

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM

                       --------------- TO ---------------

                         COMMISSION FILE NUMBER 0-28104

                              JAKKS PACIFIC, INC.
                (NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

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

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
              -------------------                             ---------------------
                      NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

                                 TITLE OF CLASS

                         COMMON STOCK, $.001 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [ ]

     The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on March 27, 2000) is $376,042,973.

     The number of shares outstanding of the registrant's Common Stock, $.001 par value (being the only class of its common stock) is 19,332,806 (as of March 27, 2000).

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              JAKKS PACIFIC, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                               ITEMS IN FORM 10-K

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   13
Item 3.   Legal Proceedings...........................................   13
Item 4.   Submission of Matters to a Vote of Security Holders.........   13

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   14
Item 6.   Selected Financial Data.....................................   15
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operation..................................   16
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   25
Item 8.   Financial Statements and Supplementary Data.................   26
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   47

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   47
Item 11.  Executive Compensation......................................   49
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   52
Item 13.  Certain Relationships and Related Transactions..............   53
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   53

Signatures............................................................   58

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

COMPANY OVERVIEW

     JAKKS is a Delaware corporation which was formed in January 1995 and began operations as of April 1, 1995. We are a multi-line, multi-brand toy company that designs, develops, produces and markets toys and related products. Our principal products are (1) action figures and accessories featuring licensed characters, principally from the World Wrestling Federation, (2) Flying Colors molded plastic activity sets, clay compound playsets and lunch boxes, (3) Wheels division products, including Road Champs die-cast collectible and toy vehicles and Remco toy vehicles and role-play toys and accessories, (4) Child Guidance infant and pre-school electronic toys, toy foam puzzle mats and blocks, activity sets and outdoor products and (5) fashion and mini dolls and related accessories. We focus our business on evergreen branded products that are less subject to market fads or trends and feature well-known brand names and simpler, lower-priced toys and accessories.

     We formed our joint venture with THQ in June 1998 to develop, manufacture and market, under an exclusive license with World Wrestling Federation Entertainment, video games based on World Wrestling Federation characters and themes. The joint venture's first products were released in November 1999.

     We have been successful at acquiring and capitalizing on evergreen brands, which are well-recognized trademarks or corporate, trade or brand names with long product histories. We continually review the marketplace to identify and evaluate evergreen brands that, for various reasons, we believe have potential for significant growth. We seek to acquire or license these brands and revitalize them by intensifying the marketing effort to restore and enhance consumer recognition and retailer interest. We reinforce brands by linking them with other evergreen brands on our products, adding to the branded product lines new items that we expect to enjoy greater popularity, eliminating products with fading popularity, adding new features and improving the functionality of products in the line. We also try to improve point-of-sale brand visibility through better shelf positioning and more eye-catching product packaging.

     We license much of the intellectual property we use in our business. We license the World Wrestling Federation trademark, as well as numerous other trademarks, corporate, trade and brand names and logos, from third parties, including Car and Driver, Schwinn, GT, Haro, Rod & Custom, Barbie, Rugrats, Blue's Clues, Mickey Mouse, Barney, Teletubbies, Sesame Street, Looney Tunes and Toy Story 2. This enables us to use high-profile marks at a lower cost than that which we would incur if we purchased these marks or developed comparable marks on our own. By licensing marks, we have access to a far greater range of marks than those that would be available for purchase, and we maintain the flexibility to acquire newly-popular marks and to discontinue our use of marks whose popularity or value has faded. We also license technology produced by unaffiliated inventors and product developers to improve the design and functionality of our products. We believe that our experience in the toy industry, our flexibility and our recent success in developing and marketing products make us more attractive to toy inventors and developers.

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

     We sell our products through our in-house sales staff and independent sales representatives. Purchasers of our products include toy and mass-market retail chain stores, department stores, toy specialty stores and wholesalers. The Road Champs and Flying Colors products are also sold to smaller hobby shops, specialty retailers and corporate accounts, among others. Our five largest customers are Toys 'R Us, Wal-Mart, Kmart, Kay Bee Toys and Target, each of which accounted for at least 8% of our net sales in 1999. We also sell through e-commerce sites, including Toysrus.com, Amazon.com and eToys.com.

INDUSTRY OVERVIEW

     According to the Toy Manufacturers of America, Inc. (the TMA), the leading industry trade group, total manufacturers' shipments of toys, excluding video games, in the U.S., were approximately $16.9 billion in 1999. According to the TMA, the United States is the world's largest toy market, followed by Japan and Western Europe. Sales by U.S. toy manufacturers to non-U.S. customers totaled approximately $5.5 billion in 1998. We believe the two largest U.S. toy companies, Mattel and Hasbro, collectively hold a dominant share of the domestic non-video toy market. In addition, hundreds of smaller companies compete in the design and development of new toys, the procurement of character and product licenses, and the improvement and expansion of previously-introduced products and product lines. In the video game segment, manufacturers' shipments of video game software were approximately $3.2 billion in 1999.

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

OUR GROWTH STRATEGY

  - EXPAND CORE PRODUCTS

     We manage our existing and new brands through strong product development initiatives, including introducing new products, modifying existing products and extending existing product lines. Our product designers strive to develop new products or product lines to offer added technological, aesthetic and functional improvements to our product lines. In October 1999, we introduced an interactive wrestling action figure which has the ability to accept voice downloads from the World Wrestling Federation web site.

  - ENTER NEW PRODUCT CATEGORIES

     We will continue to use our extensive experience in the toy industry to evaluate toys and licenses in new product categories and to develop additional product lines. We have entered the video game market through our participation in a joint venture with THQ. The joint venture launched its line of World Wrestling Federation licensed video games in November 1999.

  - CONTINUE TO PURSUE STRATEGIC ACQUISITIONS

     Since our inception, we have successfully concluded and integrated five acquisitions. These include our Road Champs, Remco, Child Guidance, Berk and Flying Colors products. We will continue focusing our acquisition strategy on businesses or brands which offer valuable trademarks or brands and have compatible product lines.

  - ACQUIRE ADDITIONAL CHARACTER AND PRODUCT LICENSES

     We have acquired the rights to use many familiar corporate, trade and brand names and logos from third parties that we use with our primary trademarks and brands. Currently, we have license agreements with World Wrestling Federation Entertainment, Nickelodeon, Disney, Mattel, Caterpillar, Peterson Publishing Co. and B.A.S.S. Masters, as well as with the licensors of the many popular licensed children's characters previously mentioned. We intend to continue to pursue new licenses from these entertainment and media companies and other licensors. We also intend to continue to purchase additional inventions and product concepts through our existing network of product developers.

  - EXPAND INTERNATIONAL SALES

     We believe that foreign markets, especially Europe, Canada and Latin America, offer us the opportunity for growth. We intend to expand our international sales by capitalizing on our experience and our relationships with foreign distributors and retailers.

  - CAPITALIZE ON OUR OPERATING EFFICIENCIES

     We believe that our current infrastructure and low-overhead operating methods can accommodate significant growth without a proportionate increase in our operating and administrative expenses, thereby increasing our operating margins.

PRODUCTS

WORLD WRESTLING FEDERATION ACTION FIGURES AND ACCESSORIES

     We have an extensive toy license with World Wrestling Federation Entertainment pursuant to which we have the exclusive right, until December 31, 2009, to develop and market a full line of toy products based on the popular World Wrestling Federation professional wrestlers in the United States, Canada, Europe, Australia and Africa. These wrestlers perform throughout the year at live events that attract large crowds, many of which are broadcast on free and cable television, including pay-per-view specials. We launched this product line in 1996 with various series of six-inch articulated action figures that have movable body parts and feature real-life action sounds from our patented bone-crunching mechanism that allows the figures' "bones" to crack when they are bent. The six-inch figures currently make up a substantial portion of the overall World Wrestling Federation line, which has since grown to include many other new products. Our strategy has been to release new figures and accessories frequently to keep the line fresh and to retain the interest of the consumers.

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

     In 1999, we introduced a line of 12-inch interactive figures that has created a new category of toys in the industry. The line was launched with a figure based on a World Wrestling Federation World Champion, "Stone Cold Steve Austin." The figures in the line are capable of accepting daily downloads of sound bites from a World Wrestling Federation web site, to which we contribute content compatible with our toy products. Another technological innovation added in 1999 is the "Titan Tron," featuring sensor-based technology that enables this playset to recognize the character of specially-equipped wrestling figures in order to play the wrestler's unique theme music and display his picture with flashing lights. In 2000, the sensor-based technology will be added to other products based on real elements of the live wrestling shows, like back stage, to further expand the play pattern of wrestling. Other enhancements to the World Wrestling Federation product line include a sweating functionality in the "Maximum Sweat" line of action figures where the figures, when filled with water, "sweat" from the brow and chest, adding more realism and play value to the line. In 2000, technology will again be added to the figures giving them more realism with multiple sensored joints that when moved activate sound chips containing real sound bites of the wrestlers. The various World Wrestling Federation products retail from $5.99 to $49.99.

FLYING COLORS ACTIVITY SETS, CLAY COMPOUND PLAYSETS AND LUNCH BOXES

     Through our acquisition of Flying Colors Toys we entered into the toy activity category with plastic molded activity cases containing a broad range of activities, such as make and paint your own characters, jewelry making, art studios, posters, puzzles and other projects. These sets include all of the materials needed for each activity, including paints, markers, stampers and crayons. The cases, with molded and painted likenesses of popular characters, such as Barbie, Nickelodeon's Rugrats and Blue's Clues, Looney Tunes, Hello Kitty and Scooby Doo, have immediate visual appeal. Using a related production technology, our lunch boxes complement this line with similarly-styled molded and painted likenesses featuring these and other popular characters. Other products offered by Flying Colors include stationery, back-to-school pens, pencils and notebooks, party favors and molding compounds.

     Our molding compounds present a new area of emphasis for Flying Colors. Launched under the Blue's Clues license, this line has expanded from play clay in a bucket to an entire Blue's Clues playset featuring book molds, extrusion and other devices. We are continuing to expand the compound area and expect to introduce innovative compounds with and without licensed characters or marks.

WHEELS DIVISION PRODUCTS

     - Road Champs die-cast collectible and toy vehicles

     The Road Champs product line consists of highly-detailed, die-cast replicas of new and classic cars, trucks, motorcycles, emergency vehicles and service vehicles, primarily in 1/43 scale (including police cars, fire trucks and ambulances), buses and aircraft (including propeller planes, jets and helicopters). As a part of the Road Champs acquisition in February 1997, we acquired the right to produce the Road Champs line of die-cast and collectible vehicle replicas, including various well-known vehicles from Ford, Chevrolet and Jeep, as well as the right to use familiar corporate names on the die-cast vehicles, such as Pepsi and Hershey. Recently, we licensed the right to reproduce vehicles featured on the covers of automotive magazines, such as Rod & Custom and Car and Driver, and to market vehicles with the B.A.S.S. Masters logo and replicas of the World Wrestling Federation Attitude Racing NHRA Team. We believe that these licenses increase the perceived value of the products and enhance their marketability. Under the terms of these licenses, which expire on various dates through May 10, 2001 (many of which include automatic annual extensions without affirmative action taken by either party), we pay the licensor a royalty based on our sales of each product bearing such licensed name. While we are not required to pay any royalty on some of the products, the royalties on a majority of the products range from 1% to 9% of sales. The Road Champs products are produced by unaffiliated foreign manufacturers. These products are sold individually, retailing from $2.99 to $7.99 each, and in playsets which retail from $9.99 to $24.99 each.

     We have divided the markets of this product line into adult collectible and children's toy segments, recognizing the specific needs of these different consumers. Each collector product features a collector case in which to store and display the vehicle and a certificate of authenticity. We produce a limited number, generally not more than 10,000, of each distinctive product to enhance its collectibility. This line presently has numerous themes, including Anniversary Collection, Police, Then & Now, World War II Fighter Planes and Classics Scenes, with die-cast scenic accessories, such as 1950's soda machines or gas pumps. The toy segment is marketed by focusing on size and value with its slogan "Crankin' It Up." Our die-cast vehicles are 1/43 scale, which are larger than most other competing die-cast vehicles. The size appeals to collectors, since it enables us to show greater detail on the vehicles, and to children and their parents, who perceive a greater value in the larger size. The toys are packaged on two-pack blister cards, further highlighting the value. In addition, series were created to encourage children to collect our vehicles. Our toy vehicle line has been expanded to include 1/64 scale cars featuring new functionality that allows the consumer to adjust the vehicle's suspension for different terrain. Initially, the cars will include new sports cars such as the 2000 Corvette, Ford GT 90 and Porsche 959.

     - BXS die-cast collectible and toy bicycles

     In 1999, we introduced a new line of die-cast bicycles called BXS. These BMX-style bicycles feature removable and interchangeable parts for complete customization by users as well as working cranks. To enhance collectibility, we created a patent-pending trickstick in several different styles which allows the user to perform signature moves like professional cyclists and to navigate stairs, half-pipes and ramps. Certain elements of the playsets will contain pressure points that will activate sound chips containing real BXS bike event sounds, such as crowd cheers, music riffs and announcers. We have licensed the Schwinn, GT and Haro brand names, as well as the names of some of the top riders, such as Dave Mirra and Ryan Nyquist, for use in connection with this product line. In 2000, we will be adding fully-articulated action figures of these and other free-style riders that will ride their signature edition bikes. Bicycles are sold individually and in sets that include accessories.

     - Remco toy vehicles and role play

     Our Remco toy line includes toy vehicles, role play and other toys. Our toy vehicle line is comprised of a large assortment of rugged die-cast and plastic vehicles. Marketed under a sub-brand called Tuff Ones, our toy vehicles range in size from 4 3/4 inch to big-wheeled 17 inch vehicles. We have revitalized them considerably by creating new packaging, redecorating the vehicles and adding highly-recognized licensed names, such as NASA, Pennzoil, U-Haul and Castrol, among others. The breadth of the line is extensive, with themes ranging from emergency, fire, farm and construction, to racing and jungle adventure. In late 1999, we will be expanding our Remco vehicle line by adding an innovative line of trucks called Talkin' Tuff Guys, which allows children to bring construction vehicles to life with the real sounds of construction.

     We offer a variety of branded and non-branded role playsets in this new category under the Remco name. Themes include Caterpillar construction, B.A.S.S. Masters fishing, police, fire and NASA. Role play sets retail from $6.99 to $12.99 each. Additionally, capitalizing on the popularity of World Wrestling Federation, we will be introducing a World Wrestling Federation role play product which will give children the opportunity to dress like and imagine being their favorite wrestling superstars.

     We market Remco "Fight Back Action Fishing Poles" under the B.A.S.S. Masters license for fun with simulated fishing action. These fishing poles retail for $12.99.

CHILD GUIDANCE

  - Infant and pre-school toys

     We acquired the Child Guidance trade name in 1997 to accelerate our entry into the infant/ pre-school toy category. This category has been recently dominated by higher-priced licensed products, which creates an opportunity for us to sell our lower price, high value line of pre-school toys. Our line of pre-school electronic toys features products that enhance sensory stimulation and learning through play, while offering value to the trade as well as to the consumer. Our products are designed for children ages two and under. We have combined the fun of music, lights, motion and sound with the early introduction of numbers, letters, shape and color recognition, all at a value price. The line consists of more than 50 products that are marketed in continually updated "try me" interactive packaging that allows the consumers to sample the product prior to purchase. We support the products with extensive advertising in popular magazines and other publications, focusing on parenting, women's and family publications, including Good Housekeeping. These products carry the Good Housekeeping Seal of Approval(R). Our current products include the Wiggle Waggle Caterpillar and Musical Pony pull-along toys, which were introduced in 1998. Other 1998 noteworthy products include Musical Magnets, which were recognized as one of the top toys of the year by Sesame Street Parent Magazine. In 1999, we have extended the Wiggle Waggle line to include the Wiggle Waggle Duck, which features spinning action. We have added approximately 30 other new products to the line in 1999, including Talking Phonics Blocks and Talking Sentence Magnets. We have recently expanded the distribution of the Child Guidance products to include more upscale and specialty retailers. Child Guidance products are priced at retail from $2.99 to $14.99.

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

  - Foam puzzle mats and playsets

     The acquisition of Berk added the foam toy category to our business. We incorporated this new toy category into our Child Guidance product line, based on the demographics and target market for foam toy products. This new line further expands the breadth of our Child Guidance brand. The foam toy products include puzzle mats featuring licensed characters, such as Winnie the Pooh, Blue's Clues, Barney, Teletubbies and Sesame Street, among others, as well as letters of the alphabet and numbers. The inter-locking puzzle pieces can also be used to build houses and other play areas. Other products include foam puzzles of the United States, foam vehicles and outdoor foam products. In 1999, we introduced three-dimension, mechanism and sound elements to this line.

FASHION AND MINI DOLLS AND RELATED ACCESSORIES

     We produce various proprietary fashion dolls and accessories for children between the ages of three and 10. The product lines include: (1) 11 1/2 inch fashion dolls customized with high-fashion designs that correspond with particular holidays, events or themes, such as Christmas, birthdays, Fairytale, Victorian Romance and Gibson Girl Romance; and (2) 6 1/2 inch fashion dolls based on children's classic fairy tales and holidays. In 2000, we intend to add to our doll line by producing additional dolls based on the fashion magazine Elle. These 15 1/2 inch dolls will feature contemporary fashions.

     We have introduced two new line extensions for sale in 1999: (1) 15 1/2 inch fashion dolls that have movable body parts and intricate hairstyles and that have themes such as Era of Elegance, Renaissance and Ballet; and (2) our American Sisters baby dolls in paired 12 inch and 8 inch sizes with themes like Off to School, Ballet Recital, Birthday Surprise and Tea Party Fun. These dolls are priced at retail from $9.99 to $24.99.

     Our in-house product developers originate the design and functionality of most of our fashion dolls. In many cases, they work with retailers and incorporate their input on doll characteristics, packaging and other design elements to create exclusive product lines for them.

WORLD WRESTLING FEDERATION VIDEO GAMES

     In June 1998, we formed a joint venture with THQ, a developer, publisher and distributor of interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture entered into a license agreement with World Wrestling Federation Entertainment under which it acquired the exclusive worldwide right to publish World Wrestling Federation video games on all hardware platforms. The games will be designed, developed, manufactured and marketed by the joint venture. We are entitled to receive a guaranteed preferred return, based on sales of the video games, and THQ is entitled to receive the balance of the profits. The term of the license agreement expires on December 31, 2009, subject to a right of the joint venture to renew the license for an additional five years under various conditions.

     The joint venture will publish titles for the Sony PlayStation and Nintendo 64 consoles, hand-held Game Boy and personal computers (PCs). The joint venture launched its first products, a video game for the Nintendo 64 platform and a video game for GameBoy Color, in November 1999. It will also publish titles for new hardware platforms when and as they are introduced to the market and have established a sufficiently installed base to support new software. These titles will be marketed to our existing customers as well as to game, electronics and other specialty stores, such as Electronics Boutique and Best Buy. The home video game software market consists both of (1) cartridge-based and CD-ROM-based software for use solely on dedicated hardware systems, such as Sony PlayStation and Nintendo 64, and (2) software distributed on CD-ROMs for use on PCs. According to NPD Group, a leading independent toy industry research firm, Nintendo 64 and

Sony PlayStation accounted for a substantial portion of the installed base of all hardware platforms and software sales in 1998.

     Under non-exclusive licenses with Sony, Nintendo and Sega held by THQ, the joint venture will arrange for the manufacture of the CD-ROMs and cartridges. No other licenses are required for the manufacture of the PC titles. Profit margins for cartridge products can vary based on the cost of the memory chip used for a particular title. As software has grown more complex, the trend in the software industry has been to utilize chips with greater capacity and thus greater cost. CD-ROMs have significantly lower per unit manufacturing costs than cartridge-based products. However, these savings may be offset by typically higher development costs for titles published on CD-ROMs; these higher costs result from increasing and enhancing content to take advantage of the greater storage capacity of CD-ROMs.

     Wrestling video games have demonstrated consistent popularity, with two wrestling-theme video games among the top 10 video games, in terms of unit sales volumes, in 1998. Approximately 2.3 million units of these two games were sold in 1998, at retail prices ranging from approximately $42 to $60. We believe that the success of the World Wrestling Federation titles is dependent on the graphic look and feel of the software, the depth and variation of game play and the popularity of the World Wrestling Federation. We believe that as a franchise property, the World Wrestling Federation titles will have brand recognition and sustainable consumer appeal, which may allow the joint venture to use titles over an extended period of time through the release of sequels and extensions and to re-release such products at different price points in the future. Also, as new hardware platforms are introduced, software for these platforms requires new standards of design and technology to fully exploit these platforms' capabilities and requires that software developers devote substantial resources to product design and development.

     The joint venture will use external software developers to conceptualize and develop titles. We expect that, generally, these developers will receive advances based on specific development milestones and royalties in excess of the advances based on a fixed amount per unit sold or on a percentage, typically ranging from 8% to 12%, of net sales. Upon completion of development, each title will be extensively play-tested by us and THQ and sent to the manufacturer for its review and approval.

SALES, MARKETING AND DISTRIBUTION

     We sell all of our products through our own in-house sales staff and independent sales representatives. Purchasers of our products include toy and mass-market retail chain stores, department stores, toy specialty stores and wholesalers. The Road Champs and Flying Colors product lines are also sold to smaller hobby shops, specialty retailers and corporate accounts, among others. Our five largest customers are Toys 'R Us, Wal-Mart, Kmart, Kay Bee Toys and Target, which accounted for approximately 69.6% of our net sales in 1998 and 70.2% of our net sales in 1999. Except for purchase orders relating to products on order, we do not have written agreements with our customers. Instead, we generally sell products to our customers pursuant to letters of credit or, in some cases, on open account with payment terms typically varying from 30 to 90 days. From time to time, we allow our customers credits against future purchases from us in order to facilitate their retail markdown and sales of slow-moving inventory. We also sell through e-commerce sites, including Toysrus.com, Amazon.com and eToys.com.

     We contract the manufacture of most of our products to unaffiliated manufacturers located in China. We sell the finished products on a letter of credit basis or on open account to our customers, who take title to the goods in Hong Kong. These methods allow us to reduce certain operating costs and working capital requirements. A portion of our sales, primarily sales of our Road Champs and Flying Colors products, originate in the United States, so we hold certain inventory in warehouse and fulfillment facilities operated by unaffiliated third parties. In addition, we hold inventory of other products from time to time in support of promotions or other domestic programs with retailers. To date, substantially all of our sales have been to domestic customers. We intend to expand distribution of our products into foreign territories and, accordingly, we have (1) engaged representatives to oversee sales in certain territories, (2) engaged distributors in certain territories, and (3) established direct relationships with retailers in certain territories.

     We establish reserves for sales allowances, including promotional allowances and allowances for anticipated defective product returns, at the time of shipment. The reserves are determined as a percentage of net sales based upon either historical experience or on estimates or programs agreed upon by our customers.

     We obtain, directly, or through our sales representatives, orders for our products from our customers and arrange for the manufacture of these products as discussed below. Cancellations are generally made in writing, and we take appropriate steps to notify our manufacturers of these cancellations. Based upon the sales of the Road Champs products in the past, we expect approximately half of the Road Champs products to be sold domestically through a third-party warehouse and fulfillment center in Seattle, Washington, where we store inventory for sale.

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

     Outside of the United States, we currently sell our products primarily in Canada, Great Britain, Latin America, Australia, Japan and South Africa. Sales of our products abroad accounted for approximately $6.3 million, or 7.4% of our net sales, in 1998 and approximately $13.1 million, or 7.1% of our net sales, in 1999. We believe that foreign markets present an attractive opportunity, and we plan to intensify our marketing efforts and expand our distribution channels abroad.

PRODUCT DEVELOPMENT

     Each of our product lines has an in-house manager responsible for product development, including identifying and evaluating inventor products and concepts and other opportunities to enhance or expand existing product lines or to enter new product categories. In addition, we create proprietary products, the principal source of products for our fashion doll line, and products to more fully exploit our concept and character licenses. While we do have the capability to create and develop products from inception to production, we generally use third parties to provide a substantial portion of the sculpting, sample making, illustration and package design required for our products in order to accommodate our increasing product innovations and introductions. Typically, the development process takes from three to nine months to culminate in production of the products for shipment to our customers.

     We employ a staff of approximately 20 designers for our Flying Colors product lines. We generally acquire our other product concepts from unaffiliated third parties. If we accept and develop a third party's concept for new toys, we generally pay a royalty on the toys developed from this concept that are sold, and may, on an individual basis, guarantee a minimum royalty. Royalties payable to developers generally range from 1% to 6% of the wholesale sales price for each unit of a product sold by us. We believe that utilizing experienced third-party inventors gives us access to a wide range of development talent. We currently work with numerous toy inventors and designers for the development of new products and the enhancement of existing products. We believe that toy inventors and designers have come to appreciate our practice of acting quickly and decisively to acquire and market licensed products. In addition, we believe that our experience in the toy industry, our flexibility and our recent success in developing and marketing products make us more attractive to toy inventors and developers than some of our competitors.

     Safety testing of our products is done at the manufacturers' facilities by an engineer employed by us or independent third-party contractors engaged by us, and is designed to meet safety regulations imposed by federal and state governmental authorities. We also monitor quality assurance procedures for our products for safety purposes.

MANUFACTURING AND SUPPLIES

     Our products are currently produced by manufacturers which we choose on the basis of quality, reliability and price. Consistent with industry practice, the use of third-party manufacturers enables us to avoid incurring fixed manufacturing costs. All of the manufacturing services performed overseas for us are paid for either by letter of credit or on open account with the manufacturers. To date, we have not experienced any material delays in the delivery of our products; however, delivery schedules are subject to various factors beyond our control, and any delays in the future could adversely affect our sales. Currently, we have ongoing relationships with approximately 20 manufacturers. We believe that alternative sources of supply are available, although we cannot assure you that adequate supplies of manufactured products can be obtained.

     Although we do not conduct the day-to-day manufacturing of our products, we participate in the design of the product prototype and production tooling and molds for our products and we seek to ensure quality control by actively reviewing the production process and testing the products produced by our manufacturers. We employ quality control inspectors who rotate among our manufacturers' factories to monitor production.

     The principal raw materials used in the production and sale of our toy products are zinc alloy, plastics, plush, printed fabrics, paper products and electronic components, all of which are currently available at reasonable prices from a variety of sources. Although we do not manufacture our products, we own the molds and tooling used in the manufacturing process, and these are transferable among manufacturers if we choose to employ alternative manufacturers. Molds and tooling represents substantially all of our long-lived assets, and amounted to $3.0 million in 1997, $3.4 million in 1998 and $10.3 million in 1999. Substantially all of these assets are located in China.

TRADEMARKS AND COPYRIGHTS

     Most of our products are produced and sold under trademarks owned by or licensed to us. We typically register our properties, and seek protection under the trademark, copyright and patent laws of the United States and other countries where our products are produced or sold. These intellectual property rights can be significant assets. Accordingly, while we believe we are sufficiently protected, the loss of some of these rights could have an adverse effect on our business, financial condition and results of operations.

COMPETITION

     Competition in the toy industry is intense. Many of our competitors have greater financial resources, larger sales and marketing and product development departments, stronger name recognition and longer operating histories and benefit from greater economies of scale. These factors, among others, may enable our competitors to market their products at lower prices or on terms more advantageous to customers than those we could offer for our competitive products. Competition often extends to the procurement of entertainment and product licenses, as well as to the marketing and distribution of products and the obtaining of adequate shelf space. Competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations. In each of our product lines we compete against one or both of the toy industry's two dominant companies, Mattel and Hasbro. In addition, we compete, in our action figures line, with the Toy-Biz division of Marvel Enterprises, in our Flying Colors product categories, with Rose Art Industries, Hasbro (Play-doh), Binney & Smith (Crayola) and, in our toy vehicle lines, with Racing Champions. We also compete with numerous smaller domestic and foreign toy manufacturers, importers and marketers in each of our product categories. We expect that the joint venture's principal competition in the video game market will be Electronic Arts, which will produce video games based on World Championship Wrestling characters, and Acclaim Entertainment.

SEASONALITY AND BACKLOG

     Sales of toy products are seasonal. In 1999, approximately 66.8% our net sales were made in the third and fourth quarters. Generally, the first quarter is the period of lowest shipments and sales in our business and the toy industry generally and therefore the least profitable due to various fixed costs. Seasonality factors may cause our operating results to fluctuate significantly from quarter to quarter. Due to these fluctuations, our results of operations for any quarter may vary significantly. Our results of operations may also fluctuate as a result of factors such as the timing of new products (and expenses incurred in connection therewith) introduced by us or our competitors, the advertising activities of our competitors, delivery schedules set by our customers and the emergence of new market entrants. We believe, however, that the low retail price product lines that we sell may be less subject to seasonal fluctuations than higher priced toy products.

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

EMPLOYEES

     As of March 27, 2000, we employed 140 persons, all of whom are full-time employees, including three executive officers. One hundred of our employees were located in the United States, while the remaining 40 were located in Hong Kong. We believe that we have good relationships with our employees. None of our employees is represented by a union.

ENVIRONMENTAL ISSUES

     We are subject to legal and financial obligations under environmental, health and safety laws in the United States and in other jurisdictions where we operate. We are not currently aware of any material environmental liabilities associated with any of our operations.

ITEM 2.  PROPERTIES

     Our principal executive offices occupy approximately 9,000 square feet of space in Malibu, California under a lease expiring on August 31, 2002. We have entered into a seven year lease for approximately 17,000 square feet of additional office space in Malibu, California which will contain our principal executive offices upon commencement of the lease in the third quarter of 2000. We lease office space of approximately 7,500 square feet in Dexter, Michigan where the operations of Flying Colors Toys are headquartered. We lease showroom and office space of approximately 8,000 square feet at the International Toy Center in New York City. We also have leased office and showroom space of approximately 5,000 square feet in Hong Kong from which we oversee our China-based third-party manufacturing operations and 15,000 square feet in Ontario, California, and we have a smaller leased site in Dallas, Texas. We believe that our facilities in the United States and Hong Kong are adequate for our reasonably foreseeable future needs.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to, nor is any of our property the subject of, any pending legal proceeding, nor are we aware of any proceeding contemplated by any governmental authority.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of 1999 to a vote of our security holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock is traded on the Nasdaq National Market under the symbol "JAKK." The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock on the Nasdaq National Market.

                                                                PRICE RANGE OF
                                                                 COMMON STOCK
                                                              ------------------
                                                              HIGH          LOW
                                                              -----        -----
1998:
  First quarter.............................................   6.58         4.75
  Second quarter............................................   8.50         5.17
  Third quarter.............................................   8.96         4.75
  Fourth quarter............................................   7.58         4.67
1999:
  First quarter.............................................  13.67         7.00
  Second quarter............................................  19.92        12.17
  Third quarter.............................................  26.83        15.50
  Fourth quarter............................................  29.33        16.13

     On March 27, 2000, the last sale price of our common stock reported on the Nasdaq National Market was $20.06 per share.

SECURITY HOLDERS

     As of March 27, 2000, there were approximately 91 holders of record of our common stock.

DIVIDENDS

     We have never paid any cash dividends on any of our common stock. We intend to retain our future earnings, if any, to finance the growth and development of our business, and, accordingly, we do not plan to pay any cash dividends on our common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     You should read the financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and our consolidated financial statements and the related notes (included in Item 8).

                                                          APRIL 1, 1995
                                                          (INCEPTION) TO
                                                           DECEMBER 31,           YEAR ENDED DECEMBER 31,
                                                          --------------   --------------------------------------
                                                               1995         1996      1997      1998       1999
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales...............................................      $6,078       $12,052   $41,945   $85,253   $183,685
Cost of sales...........................................       4,131         7,231    25,875    52,000    107,602
                                                              ------       -------   -------   -------   --------
Gross profit............................................       1,947         4,821    16,070    33,253     76,083
Selling, general and administrative expenses............       1,400         3,612    11,895    24,007     51,154
                                                              ------       -------   -------   -------   --------
Income from operations..................................         547         1,209     4,175     9,246     24,929
Income from Joint Venture...............................          --            --        --        --     (3,605)
Interest, net...........................................           8          (134)      418       423     (1,588)
Other (income) expense..................................         (12)           --       328       591       (182)
                                                              ------       -------   -------   -------   --------
Income before provision for income taxes................         551         1,343     3,429     8,232     30,304
Provision for income taxes..............................         115           163       643     1,857      8,334
                                                              ------       -------   -------   -------   --------
Net income..............................................      $  436       $ 1,180   $ 2,786   $ 6,375   $ 21,970
                                                              ======       =======   =======   =======   ========
Basic earnings per share................................      $ 0.15       $  0.24   $  0.40   $  0.75   $   1.55
                                                              ======       =======   =======   =======   ========
Weighted average shares outstanding.....................       3,000         4,927     6,932     8,539     13,879
                                                              ======       =======   =======   =======   ========
Diluted earnings per share..............................      $ 0.13       $  0.22   $  0.35   $  0.59   $   1.39
                                                              ======       =======   =======   =======   ========
Weighted average shares and equivalents outstanding.....       3,287         5,256     9,013    11,403     15,840
                                                              ======       =======   =======   =======   ========

                                                                     AT DECEMBER 31,
                                                 -------------------------------------------------------
                                                  1995       1996        1997        1998         1999
                                                                     (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents......................  $   82     $ 6,355     $ 2,536     $12,452     $ 57,546
Working capital (deficit)......................    (621)      7,824       3,368      13,736      113,170
Total assets...................................   4,128      14,200      43,605      58,736      232,878
Long-term debt, net of current portion.........     613          --       6,000       5,940            9
Total stockholders' equity.....................   1,850      11,746      25,959      37,754      187,501

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following Management's Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. You should read this section in conjunction with our consolidated financial statements and the related notes (included in Item 8).

OVERVIEW

     JAKKS was founded to design, develop, produce and market children's toys and related products. We commenced business operations when we assumed operating control over the toy business of Justin Products Limited (Justin), and have included the results of Justin's operations in our consolidated financial statements from July 1, 1995, the effective date of that acquisition. The Justin product lines, which consisted primarily of fashion dolls and accessories and electronic products for children, accounted for substantially all of our net sales for the period from April 1, 1995 (inception) to December 31, 1995.

     One of our key strategies has been to grow through the acquisition or licensing of product lines, concepts and characters. In 1996, we expanded our product lines to include products based on licensed characters and properties, such as World Wrestling Federation action figures and accessories.

     We acquired Road Champs in February 1997, and have included the results of operations of Road Champs from February 1, 1997, the effective date of the acquisition. We acquired the Child Guidance and Remco trademarks in October 1997, both of which contributed to operations nominally in 1997, but contributed more significantly to operations commencing in 1998. We acquired Berk in June 1999 and have included the results of operations of Berk since June 29, 1999. In October 1999, we acquired Flying Colors Toys. The Flying Colors product lines contributed to operations beginning in the fourth quarter of 1999.

     Our products currently include (1) action figures and accessories featuring licensed characters, principally from the World Wrestling Federation, (2) Flying Colors molded plastic activity sets, clay compound playsets and lunch boxes, (3) Wheels division products, including Road Champs die-cast collectible and toy vehicles and Remco toy vehicles and role-play toys and accessories, (4) Child Guidance infant and pre-school electronic toys, toy foam puzzle mats and blocks, activity sets and outdoor products and (5) fashion and mini dolls and related accessories.

     In June 1998, we formed a joint venture with THQ, a developer, publisher and distributor of interactive entertainment software, and the joint venture licensed the rights from World Wrestling Federation Entertainment to publish World Wrestling Federation electronic video games on all platforms. The first games produced under this license were released in November 1999. We are entitled to receive a guaranteed preferred return, based on sales of the video games, and THQ is entitled to receive the balance of the profits.

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

     We contract the manufacture of most of our products to unaffiliated manufacturers located in China. We sell the finished products on a letter of credit basis or on open account to our customers, who take title to the goods in Hong Kong. These methods allow us to reduce certain operating costs and working capital requirements. A portion of our sales, primarily sales of our Road Champs and Flying Colors products, originate in the United States, so we hold certain inventory in warehouse and fulfillment facilities operated by unaffiliated third parties. In addition, we hold inventory of other products from time to time in support of promotions or other domestic programs with retailers. To date, substantially all of our sales have been to domestic customers. We intend to expand distribution of our products into foreign territories and, accordingly, we have (1) engaged representatives to oversee sales in certain territories, (2) engaged distributors in certain territories, and (3) established direct relationships with retailers in certain territories.

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

     Selling, general and administrative expenses include costs directly associated with the selling process, such as sales commissions, advertising and travel expenses, as well as general corporate expenses, goodwill and trademark amortization and product development. We have recorded goodwill of approximately $47.4 million and trademarks of approximately $13.9 million in connection with acquisitions made to date. Goodwill is being amortized over a 30-year period, while trademark acquisition costs are being amortized over periods ranging from 10 to 30 years.

RESULTS OF OPERATION

     The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

                                        APRIL 1, 1995
                                        (INCEPTION) TO
                                         DECEMBER 31,          YEARS ENDED DECEMBER 31,
                                       ----------------    --------------------------------
                                             1995          1996     1997     1998     1999
Net sales............................       100.0%         100.0%   100.0%   100.0%   100.0%
Cost of sales........................        68.0           60.0     61.7     61.0     58.6
                                            -----          -----    -----    -----    -----
Gross profit.........................        32.0           40.0     38.3     39.0     41.4
Selling, general and administrative
  expenses...........................        23.0           30.0     28.4     28.2     27.8
                                            -----          -----    -----    -----    -----
Income from operations...............         9.0           10.0      9.9     10.8     13.6
Income from joint venture............          --             --       --       --     (2.0)
Interest, net........................         0.1           (1.1)     1.0      0.4     (0.9)
Other (income) expense...............        (0.2)            --      0.7      0.7       --
                                            -----          -----    -----    -----    -----
Income before income taxes...........         9.1           11.1      8.2      9.7     16.5
Provision for income taxes...........         1.9            1.3      1.6      2.2      4.5
                                            -----          -----    -----    -----    -----
Net income...........................         7.2%           9.8%     6.6%     7.5%    12.0%
                                            =====          =====    =====    =====    =====

YEARS ENDED DECEMBER 31, 1999 AND 1998

     Net Sales. Net sales increased $98.4 million, or 115.5%, to $183.7 million in 1999 from $85.3 million in 1998. The significant growth in net sales was due primarily to the continuing growth of the World Wrestling Federation action figure product line with its expanded product offerings and frequent character releases, as well as to increasing sales in our Wheels division, consisting primarily of our Road Champs die-cast toy and collectible vehicles, fashion and holiday dolls and Child Guidance pre-school toys and the addition of Berk products, which contributed nominally to operations beginning in the third quarter of 1999 and Flying Colors products, which contributed moderately to operations beginning in the fourth quarter of 1999.

     Gross Profit. Gross profit increased $42.8 million, or 128.8%, to $76.1 million, or 41.4% of net sales, in 1999 from $33.3 million, or 39.0% of net sales, in 1998. The overall increase in gross profit was attributable to the significant increase in net sales. The increase in the gross profit margin of 2.4% of net sales was due in part to the changing product mix, which included products, such as World Wrestling Federation action figures and BXS die-cast bicycles, with higher margins than some of our other products, and the amortization expense of molds and tools used in the manufacture of our products, which decreased on a percentage basis due to the fixed nature of these costs. The higher margin resulting from lower product costs was offset in part by higher royalties.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $27.1 million, or 112.7%, to $51.1 million, or 27.8% of net sales, in 1999 from $24.0 million, or 28.2% of net sales, in 1998. Selling, general and administrative expenses decreased nominally as a percentage of net sales due in part to increases in advertising expenses and product development costs of our various products in 1999, which were offset in part by a decrease as a percentage of net sales due to the fixed nature of certain of these expenses in conjunction with the significant increase in net sales. The overall dollar increase of $27.1 million was due to the significant increase in net sales with their proportionate impact on variable selling costs, such as freight and shipping related expenses, sales commissions, cooperative advertising and travel expenses in addition to the costs added in connection with our acquisitions of Flying Colors and Berk in 1999. We produced television commercials in support of several of our products, including World Wrestling Federation action figures, in 1998 and 1999. We may increase our advertising efforts, including the use of more expensive advertising media, such as television, if we deem it appropriate for particular products.

     Income from Joint Venture. In 1999, we began to earn our preferred return on the sale of World Wrestling Federation video games by our joint venture with THQ.

     Interest, Net. We had significantly lower interest-bearing obligations in 1999 than in 1998 with the conversion of our convertible debentures in 1999. In addition, we had significantly higher average cash balances during 1999 than in 1998 due to the net proceeds from the sale of our common stock in May 1999 and in December 1999.

     Other (Income) Expense. In 1999, we recorded a nominal amount of Other Income, while in 1998, Other Expense resulted from the loss on the disposition of certain assets.

     Provision for Income Taxes. Provision for income taxes included federal, state and foreign income taxes at effective tax rates of 27.3% and 22.6% in 1999 and 1998, respectively, benefiting from a flat 16.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong. As of December 31, 1999, we had deferred tax assets of approximately $1,460,000 for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In making this determination, management considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

YEARS ENDED DECEMBER 31, 1998 AND 1997

     Net Sales. Net sales increased $43.4 million, or 103.2%, to $85.3 million in 1998 from $41.9 million in 1997. The significant growth in net sales was due primarily to the continuing growth of the World Wrestling Federation action figure product line with its expanded product offerings and frequent character releases, as well as to the full year impact on sales of the Remco toy vehicles and Child Guidance pre-school toys which contributed only nominally in 1997 from their acquisition date in late October 1997. Contributions made by sales of Road Champs die-cast collectible and toy vehicles and our holiday doll line were comparable with the prior year, while our line of radio-controlled vehicles made only nominal contributions to net sales in 1998.

     Gross Profit. Gross profit increased $17.2 million, or 106.9%, to $33.3 million in 1998, or 39.0% of net sales, from $16.1 million, or 38.3% of net sales, in 1997. The overall increase in gross profit was attributable to the significant increase in net sales. The increase in the gross profit margin of 0.7% of net sales was due in part to the changing product mix, which included products, such as World Wrestling Federation action figures, with higher margins than some of our other products. The higher margin resulting from lower product costs was offset in part by higher royalties, and the amortization expense of molds and tools used in the manufacture of our products was comparable on a percentage basis.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $12.1 million, or 101.8%, to $24.0 million, or 28.2% of net sales, in 1998, from $11.9 million, or 28.4% of net sales, in 1997. The overall significant increase of $12.1 million in these costs was due in large part to the full year impact of costs associated with our addition of infrastructure in the United States and Hong Kong in connection with the Road Champs acquisition, as well as to development and marketing costs of products under our recently-acquired Child Guidance and Remco trademarks and under existing products lines, such as the World Wrestling Federation action figures. Selling, general and administrative expenses decreased modestly as a percentage of net sales due in part to the fixed nature of certain of these expenses, which were offset in part by increases in advertising expenses and product development costs in 1998. The overall dollar increase was also due to the significant increase in net sales with their proportionate impact on variable selling costs, such as freight and shipping related expenses, sales commissions, cooperative advertising and travel expenses. We produced television commercials in support of several of our products, including World Wrestling Federation action figures in 1998 and 1997, as well as radio-controlled vehicles in 1997. From time to time, we may increase our advertising efforts, including the use of more expensive advertising media, such as television, if we deem it appropriate for particular products.

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

     The following table presents our unaudited quarterly results for the years indicated. The seasonality of our business is reflected in this quarterly presentation.

                                       1997                                    1998                               1999
                       -------------------------------------   -------------------------------------   ---------------------------
                        FIRST    SECOND     THIRD    FOURTH     FIRST    SECOND     THIRD    FOURTH     FIRST    SECOND     THIRD
                       QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales............  $5,235    $8,059    $15,919   $12,732   $11,030   $16,131   $34,218   $23,873   $24,960   $35,981   $60,236
 As a % of full
   year..............    12.5%     19.2%      38.0%     30.4%     12.9%     18.9%     40.1%     28.0%     13.6%     19.6%     32.8%
Gross profit.........  $1,911    $3,203    $ 6,620   $ 4,336   $ 4,350   $ 6,118   $13,242   $ 9,542   $10,764   $14,649   $24,759
 As a % of full
   year..............    11.9%     19.9%      41.2%     27.0%     13.1%     18.4%     39.8%     28.7%     14.2%     19.3%     32.5%
 As a % of net
   sales.............    36.5%     39.7%      41.6%     34.1%     39.4%     37.9%     38.7%     40.0%     43.1%     40.7%     41.1%
Income from
 operations..........  $  173    $  721    $ 2,021   $ 1,260   $   768   $ 1,427   $ 5,069   $ 1,983   $ 2,743   $ 4,225   $ 9,893
 As a % of full
   year..............     4.1%     17.3%      48.4%     30.2%      8.3%     15.4%     54.8%     21.4%     11.0%     17.0%     40.0%
 As a % of net
   sales.............     3.3%      8.9%      12.7%      9.9%      7.0%      8.8%     14.8%      8.3%     11.0%     11.7%     16.4%
Income before income
 taxes...............  $  124    $  604    $ 1,908   $   793   $   610   $ 1,316   $ 4,648   $ 1,658   $ 2,743   $ 4,587   $10,426
 As a % of net
   sales.............     2.4%      7.5%      12.0%      6.2%      5.5%      8.2%     13.6%      6.9%     11.0%     12.7%     17.3%
Net income...........  $  203    $  457    $ 1,455   $   671   $   462   $   958   $ 3,434   $ 1,521   $ 2,005   $ 3,355   $ 7,642
 As a % of net
   sales.............     3.9%      5.7%       9.1%      5.3%      4.2%      5.9%     10.0%      6.4%      8.0%      9.3%     12.7%
Diluted earnings per
 share...............  $ 0.03    $ 0.07    $  0.19   $  0.07   $  0.05   $  0.09   $  0.30   $  0.14   $  0.17   $  0.21   $  0.44
Weighted average
 shares and
 equivalents
 outstanding.........   6,498     7,128      7,638    10,430    10,740    11,679    11,808    11,756    12,624    15,732    17,541

                        1999
                       -------
                       FOURTH
                       QUARTER

Net sales............  $62,508
 As a % of full
   year..............     34.0%
Gross profit.........  $25,912
 As a % of full
   year..............     34.0%
 As a % of net
   sales.............     41.5%
Income from
 operations..........  $ 8,068
 As a % of full
   year..............     32.0%
 As a % of net
   sales.............     13.1%
Income before income
 taxes...............  $12,548
 As a % of net
   sales.............     19.9%
Net income...........  $ 8,968
 As a % of net
   sales.............     14.4%
Diluted earnings per
 share...............  $  0.49
Weighted average
 shares and
 equivalents
 outstanding.........   18,378

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, we had working capital of $113.2 million, as compared to $13.7 million as of December 31, 1998. This increase was primarily attributable to operating activities and the public offerings of our common stock in May 1999 and December 1999.

     Operating activities used net cash of $30.4 million in the year ended December 31, 1999 as compared to having provided $12.0 million in 1998. Net cash was provided primarily by net income and non-cash charges, such as depreciation, amortization and recognition of compensation expense for options, as well as an increase in accounts payable and accrued liabilities, which were offset in part by increases in accounts receivable and inventory and the purchase of marketable securities. As of December 31, 1999, we had cash and cash equivalents of $57.5 million and marketable securities of $39.3 million.

     Operating activities provided net cash of $12.0 million in 1998 as compared to $3.2 million in 1997. Net cash was used primarily for the purchase of marketable securities and increases in accounts receivable and inventory, offset in part by net income, non-cash charges, such as depreciation, amortization and recognition of compensation expense for options, and increases in operating liabilities.

     Our investing activities used net cash of $46.6 million in the year ended December 31, 1999, as compared to $5.1 million in 1998, consisting primarily of the purchase of molds and tooling used in the manufacture of our products in 1999 and 1998 and goodwill acquired in the acquisitions of Flying Colors and Berk in 1999. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties ranging from 1% to 10% payable on net sales of such products. As of December 31, 1999, these agreements required future aggregate minimum guarantees of $13.8 million, exclusive of $1.1 million in advances already paid.

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

     Our financing activities provided net cash of $122.1 million in the year ended December 31, 1999, consisting primarily of the issuance of our common stock in our public offerings in May and December 1999 and the exercises of options and warrants, partially offset by dividends paid to holders of our Series A Cumulative Convertible Preferred Stock. In 1998, financing activities provided net cash of $3.0 million, consisting primarily of the issuance of our Series A Cumulative Convertible Preferred Stock partially offset by the repayment of various notes and other debt issued in connection with our acquisitions in 1997.

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

     In January 1997, we received proceeds, net of issuance costs, of approximately $5.5 million from the issuance of $6.0 million in convertible debentures, which were converted in March and April 1999 into 1,565,218 shares of our common stock at a conversion price of $3.83 per share. These debentures bore interest at 9% per annum, payable monthly, and were due in December 2003.

     In February 1997, we acquired Road Champs for approximately $12.5 million. Consideration paid at closing was approximately $4.7 million in cash plus the issuance of 297,030 shares of our common stock (valued at approximately $1.5 million) and the assumption of approximately $766,000 of liabilities. The balance of the cash consideration ($5.5 million) was paid during the twelve-month period ended in February 1998. Assets included in the purchase were molds and tooling, office and warehouse equipment and other operating assets, as well as license agreements, trade name and goodwill.

     In October 1997, we acquired the Child Guidance and Remco trademarks for approximately $13.4 million. Consideration paid at closing was $10.6 million in cash plus the issuance of a 10% note payable in the amount of $1.2 million, which was paid in five quarterly installments ended December 31, 1998. In addition, we incurred legal and accounting fees of approximately $203,000 and assumed liabilities of $1.4 million. The acquisition was funded in part by the issuance of shares of our 4% Redeemable Convertible Preferred Stock, which were converted into 939,998 shares of our common stock in March 1998. Also in connection with this acquisition, we entered into a manufacturing and supply agreement whereby the seller of the trademarks will provide the tools and other manufacturing resources for the production of products under the trademarks. That agreement provides for four quarterly payments of $110,000, followed by six quarterly payments of $160,000, which payments commenced on December 31, 1997 and are to be completed on March 31, 2000.

     In October 1997, we entered into a credit facility agreement with Norwest Bank Minnesota, N.A. which provides our Hong Kong subsidiaries with a working capital line of credit and letters of credit for the purchase of products and the operation of those subsidiaries. The facility expired on May 31, 1999.

     In April 1998, we received $4.7 million in net proceeds from the sale of shares of our Series A Cumulative Convertible Preferred Stock to two investors in a private placement, which were converted into 837,987 shares of our common stock at a conversion price of $5.97 per share. The use of proceeds was for working capital and general corporate purposes.

     In May 1999, we received $51.9 million in net proceeds from the sale of 3,999,844 shares of our common stock. We used substantially all of these proceeds to fund our acquisition of Flying Colors Toys. In December 1999, we received $65.9 million in net proceeds from the sale of 2,811,111 shares of our Common Stock. These proceeds, which we invested temporarily in marketable securities and cash equivalents, are expected to be applied to our product acquisition, development, working capital and general corporate needs.

     In June 1999, we purchased all the outstanding capital stock of Berk for approximately $3.1 million. We also agreed to pay an earn-out of up to $500,000 if sales of Berk products achieve certain prescribed levels over the 12-month period ending June 30, 2000. Berk is a leading producer of educational toy foam puzzle mats and blocks featuring popular licensed characters, including Mickey Mouse, Minnie Mouse, Winnie the Pooh, Blue's Clues, Barney, Teletubbies, Sesame Street, Looney Tunes and Toy Story 2 characters, and non-licensed activity sets and outdoor products.

     On October 5, 1999, we completed the acquisition of the Flying Colors product line through the purchase of all the outstanding capital stock of Flying Colors Toys, a privately-held company based in Dexter, Michigan. At or shortly after the closing we paid approximately $34.7 million for the stock and paid off approximately $17.6 million of indebtedness. We also agreed to pay an earn-out of up to $13.5 million over the 36-month period following the closing if net sales of Flying Colors products achieve certain targeted levels during this period. Two of Flying Colors Toys' senior executives and most of its creative design and product development staff have remained with Flying Colors Toys. Flying Colors Toys' principal products include molded plastic activity kits, clay compound playsets and lunch boxes featuring licensed characters, including Barbie, Rugrats, Blue's Clues and Looney Tunes characters. The kits cover a broad range of products and activities, such as make and paint your own characters, jewelry making, art studios, posters, puzzles and other projects.

     We believe that our cash flows from operations, cash and cash equivalents on hand and the net proceeds of this offering will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all.

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

IMPACT OF THE YEAR 2000

     ASSESSMENT OF INTERNAL INFRASTRUCTURE. We believe that we have identified most of the major computers, software applications and related equipment used in connection with our internal operations that need to be evaluated to determine if they must be modified, upgraded or replaced to minimize the possibility of a material disruption to our business. Based on a review of these computer systems, we have determined that our computer systems and applications are compliant with the year 2000 format. Since January 1, 2000, we have not experienced any problems with our computer systems or applications related to the year 2000 problem.

     SYSTEMS OTHER THAN INFORMATION TECHNOLOGY SYSTEMS. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, telephone switches, security systems and other common devices, may be affected by the year 2000 problem. We have assessed the potential effect of the year 2000 problem on our office and facilities equipment and have determined that no problems exist that cannot be remediated by the replacement of relatively inexpensive equipment. Since January 1, 2000, we have not experienced any problems with our office and facilities equipment related to the year 2000 problem.

     COSTS OF REMEDIATION. Our total cost of completing required modifications, upgrades or replacements of our internal systems was approximately $120,000. Based on the activities described above, we do not believe that the year 2000 problem will have a material adverse effect on our business or operating results.

     SUPPLIERS. As part of our review of the year 2000 problem, we contacted third-party suppliers of components and key contractors used in the production of our products to identify and, to the extent possible, resolve issues involving the year 2000 problem. However, we have limited or no control over the actions of these third-party suppliers and subcontractors. Thus, while we believe that we have resolved any significant year 2000 problems with these third parties, there can be no assurance that these suppliers have resolved any or all year 2000 problems before the occurrence of a material disruption to the operation of our business. Any failure on the part of these third parties to timely resolve year 2000 problems with their systems could have a material adverse effect on our business. Since January 1, 2000, we have not experienced any disruption in our business or operations resulting from any year 2000 problems of any of our third-party suppliers or contractors.

     MOST LIKELY CONSEQUENCES OF YEAR 2000 PROBLEMS. We believe that we have identified and resolved all year 2000 problems that could materially adversely affect our business operations. Since January 1, 2000, we have not experienced any year 2000 problems that have affected our business and operations. However, we believe that it is not possible to determine with complete certainty that all year 2000 problems affecting us have been identified or corrected. The number of devices and systems that could be affected and the interactions among these devices and systems are too numerous to address. In addition, we cannot accurately predict whether failures will occur as a result of the year 2000 problem or the severity, timing, duration or financial consequences of these potential failures. As a result, we believe it is possible that:

     - a significant number of operational inconveniences and inefficiencies for us, our contract manufacturers and our customers that will divert management's time and attention and financial and human resources from ordinary business activities.

     CONTINGENCY PLANS. We have developed contingency plans to be implemented if our efforts to identify and correct year 2000 problems affecting our internal systems are not effective. Depending on the systems affected, these plans include:

     - accelerated replacement of affected equipment or software;

     - short- to medium-term use of backup equipment or software or other redundant systems;

     - increased work hours for our personnel or the hiring of additional information technology staff; and

     - the use of contract personnel to correct, on an accelerated basis, any year 2000 problems that arise or to provide interim alternative solutions for information system deficiencies.

     Our implementation of any of these strategies could have a material adverse effect on our business.

     OTHER FACTORS. The discussion of our efforts and expectations relating to year 2000 compliance are forward-looking statements. Our ability to achieve year 2000 compliance, and the level of incremental costs associated therewith, could be adversely affected by, among other things, the availability and cost of contract personnel and external resources, third-party suppliers' ability to modify proprietary software and unanticipated problems not identified in the ongoing compliance review.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of December 31, 1999, we have not used derivative instruments or engaged in hedging activities to minimize our market risk.

INTEREST RATE RISK

     As of December 31, 1999, we do not have any bank loan or other credit facility, nor do we have any outstanding debt securities, and, accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Stockholders
JAKKS Pacific, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of JAKKS Pacific, Inc. and Subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows and the financial statement schedule for each of the three years in the period ended December 31, 1999. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of JAKKS Pacific, Inc. and Subsidiaries as of December 31, 1998 and 1999, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          /s/ PANNELL KERR FORSTER
                                          --------------------------------------
                                          PANNELL KERR FORSTER
                                          Certified Public Accountants
                                          A Professional Corporation
February 23, 2000

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                 1998            1999
                                                              -----------    ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $12,452,201    $ 57,546,406
  Marketable securities.....................................           --      39,333,944
  Accounts receivable, net of allowance for uncollectible
     accounts of $133,986 and $1,887,374 for 1998 and 1999,
     respectively...........................................   11,926,725      38,024,903
  Inventory, net of reserves of $464,133 and $2,942,606 for
     1998 and 1999, respectively............................    2,918,941      19,863,508
  Deferred product development costs........................      237,914              --
  Prepaid expenses and other................................      789,691       1,617,692
  Advanced royalty payments.................................      307,542       1,137,238
                                                              -----------    ------------
          Total current assets..............................   28,633,014     157,523,691
PROPERTY AND EQUIPMENT
  Office furniture and equipment............................      440,162       1,233,068
  Molds and tooling.........................................    5,826,643      15,283,211
  Leasehold improvements....................................      195,909         344,263
                                                              -----------    ------------
          Total.............................................    6,462,714      16,860,542
  Less accumulated depreciation and amortization............    2,173,708       5,320,103
                                                              -----------    ------------
          Property and equipment, net.......................    4,289,006      11,540,439
Deferred financing costs....................................      408,151              --
Intangibles and deposits, net...............................      872,186       1,502,147
Investment in joint venture.................................    1,044,708       3,658,339
Goodwill, net...............................................   10,322,896      46,020,232
Trademarks, net.............................................   13,165,804      12,633,248
                                                              -----------    ------------
          Total assets......................................  $58,735,765    $232,878,096
                                                              ===========    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $ 3,705,116    $  9,962,655
  Accrued expenses..........................................    4,371,711      15,856,505
  Reserve for sales returns and allowances..................    5,341,517      15,318,001
  Current portion of long-term debt.........................       60,000           4,967
  Income taxes payable......................................    1,418,763       3,211,926
                                                              -----------    ------------
          Total current liabilities.........................   14,897,107      44,354,054
Long-term debt, net of current portion......................    5,940,000           8,713
Deferred income taxes.......................................      144,705       1,013,834
                                                              -----------    ------------
          Total liabilities.................................   20,981,812      45,376,601
                                                              -----------    ------------
Commitments and contingencies
STOCKHOLDERS' EQUITY
  Common stock, $.001 par value; 25,000,000 shares
     authorized; issued and outstanding 9,039,063 and
     19,272,692 shares, respectively........................        9,039          19,273
  Convertible preferred stock, $.001 par value; 5,000 shares authorized; issued and outstanding 1,000 and no shares,
     respectively...........................................            1              --
  Additional paid-in capital................................   27,041,523     155,172,781
  Retained earnings.........................................   10,777,662      32,309,441
                                                              -----------    ------------
                                                               37,828,225     187,501,495
  Unearned compensation from grant of options...............       74,272              --
                                                              -----------    ------------
          Total stockholders' equity........................   37,753,953     187,501,495
                                                              -----------    ------------
          Total liabilities and stockholders' equity........  $58,735,765    $232,878,096
                                                              ===========    ============

See notes to consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     YEARS ENDED DECEMBER 31,
                                            ------------------------------------------
                                               1997           1998            1999
Net sales.................................  $41,944,921    $85,252,563    $183,685,124
Cost of sales.............................   25,874,784     52,000,135     107,601,639
                                            -----------    -----------    ------------
Gross profit..............................   16,070,137     33,252,428      76,083,485
Selling, general and administrative
  expenses................................   11,895,260     24,006,497      51,154,627
                                            -----------    -----------    ------------
Income from operations....................    4,174,877      9,245,931      24,928,858
Income from Joint Venture.................           --             --      (3,604,487)
Interest, net.............................      417,293        422,553      (1,588,043)
Other (income) expense....................      328,139        590,948        (182,305)
                                            -----------    -----------    ------------
Income before provision for income
  taxes...................................    3,429,445      8,232,430      30,303,693
Provision for income taxes................      642,949      1,857,404       8,333,844
                                            -----------    -----------    ------------
Net income................................  $ 2,786,496    $ 6,375,026      21,969,849
                                            ===========    ===========    ============
Basic earnings per share..................  $      0.40    $      0.75    $       1.55
                                            ===========    ===========    ============
Diluted earnings per share................  $      0.35    $      0.59    $       1.39
                                            ===========    ===========    ============

See notes to consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        DECEMBER 31, 1997, 1998 AND 1999

                                            CONVERTIBLE    PAR                                              UNEARNED
                                COMMON       PREFERRED    VALUE               ADDITIONAL                  COMPENSATION
                                SHARES        SHARES       PER      STOCK      PAID-IN       RETAINED      FROM GRANT
                              OUTSTANDING   OUTSTANDING   SHARE    AMOUNT      CAPITAL       EARNINGS      OF OPTIONS
Balance, December 31,
  1996......................   5,977,423          --      $0.001   $ 5,977   $ 10,319,303   $ 1,616,140    $(195,163)
Issuance of common stock for
  cash......................   1,035,000          --       0.001     1,035      2,920,718            --           --
Exercise of options.........     103,688          --       0.001       104        132,520            --           --
Issuance of common stock in
  partial consideration for
  purchase of toy
  business..................     297,030          --       0.001       297      1,499,703            --           --
Issuance of convertible
  preferred stock for
  cash......................          --       3,525       0.001         4      6,818,346            --           --
Earned compensation from
  grant of options..........          --          --          --        --             --            --       53,226
Net income..................          --          --          --        --             --     2,786,496           --
                              ----------      ------      ------   -------   ------------   -----------    ---------
Balance, December 31,
  1997......................   7,413,141       3,525       0.001     7,417     21,690,590     4,402,636     (141,937)
Conversion of preferred
  stock.....................          --      (3,525)      0.001        (4)             4            --           --
Issuance of common stock
  from conversion of
  preferred stock...........   1,409,997          --       0.001     1,410         (1,410)           --           --
Issuance of 7% convertible
  preferred stock for
  cash......................          --       1,000       0.001         1      4,731,151            --           --
Exercise of options.........     215,925          --       0.001       216        647,176            --           --
Earned compensation from
  grant of options..........          --          --          --        --             --            --       41,677
Cancellation of options,
  unearned compensation.....          --          --          --        --        (25,988)           --       25,988
Net income..................          --          --          --        --             --     6,375,026           --
                              ----------      ------      ------   -------   ------------   -----------    ---------
Balance, December 31,
  1998......................   9,039,063       1,000       0.001     9,040     27,041,523    10,777,662      (74,272)
Conversion of preferred
  stock.....................          --      (1,000)      0.001        (1)             1            --           --
Issuance of common stock
  from conversion of
  preferred stock...........     837,987          --       0.001       838           (838)           --           --
Issuance of common stock for
  cash......................   6,810,955          --       0.001     6,811    117,785,304            --           --
Issuance of common stock
  from conversion of
  convertible debentures....   1,565,218          --       0.001     1,565      5,598,685            --           --
Dividends paid..............          --          --          --        --             --      (438,070)          --
Exercise of options and
  warrants..................   1,019,469          --       0.001     1,020      4,748,106            --           --
Earned compensation from
  grant of options..........          --          --          --        --             --            --       74,272
Net income..................          --          --          --        --             --    21,969,849           --
                              ----------      ------      ------   -------   ------------   -----------    ---------
Balance, December 31,
  1999......................  19,272,692          --      $0.001   $19,273   $155,172,781   $32,309,441    $      --
                              ==========      ======      ======   =======   ============   ===========    =========


                                  TOTAL
                              STOCKHOLDERS'
                                 EQUITY
Balance, December 31,
  1996......................  $ 11,746,257
Issuance of common stock for
  cash......................     2,921,753
Exercise of options.........       132,624
Issuance of common stock in
  partial consideration for
  purchase of toy
  business..................     1,500,000
Issuance of convertible
  preferred stock for
  cash......................     6,818,350
Earned compensation from
  grant of options..........        53,226
Net income..................     2,786,496
                              ------------
Balance, December 31,
  1997......................    25,958,706
Conversion of preferred
  stock.....................            --
Issuance of common stock
  from conversion of
  preferred stock...........            --
Issuance of 7% convertible
  preferred stock for
  cash......................     4,731,152
Exercise of options.........       647,392
Earned compensation from
  grant of options..........        41,677
Cancellation of options,
  unearned compensation.....            --
Net income..................     6,375,026
                              ------------
Balance, December 31,
  1998......................    37,753,953
Conversion of preferred
  stock.....................            --
Issuance of common stock
  from conversion of
  preferred stock...........            --
Issuance of common stock for
  cash......................   117,792,115
Issuance of common stock
  from conversion of
  convertible debentures....     5,600,250
Dividends paid..............      (438,070)
Exercise of options and
  warrants..................     4,749,126
Earned compensation from
  grant of options..........        74,272
Net income..................    21,969,849
                              ------------
Balance, December 31,
  1999......................  $187,501,495
                              ============

See notes to consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1997            1998            1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.....................................  $  2,786,496    $  6,375,026    $ 21,969,849
                                                   ------------    ------------    ------------
  Adjustments to reconcile net income to net cash
     provided (used) by operating activities
     Depreciation and amortization...............     1,605,226       2,986,137       4,571,374
     Earned compensation from stock option
       grants....................................        53,226          41,677          74,272
     Equity in earnings of joint venture.........            --              --      (3,604,487)
     Loss on disposal of property and
       equipment.................................       328,139         719,331          12,081
     Purchase of marketable securities...........            --              --     (39,333,944)
     Changes in operating assets and liabilities
       Accounts receivable.......................    (6,315,058)     (3,191,197)    (26,098,178)
       Inventory.................................    (1,808,145)       (970,691)    (16,944,567)
       Prepaid expenses and other................      (450,545)        357,374      (1,416,033)
       Accounts payable..........................     2,655,469        (561,340)      6,257,539
       Accrued expenses..........................     2,262,159       1,904,465      11,484,794
       Income taxes payable......................       331,009         815,149       1,793,163
       Reserve for sales returns and
          allowances.............................     1,685,621       3,480,696       9,976,484
       Deferred income taxes.....................        94,427          57,809         869,129
                                                   ------------    ------------    ------------
          Total adjustments......................       441,528       5,639,410     (52,358,373)
                                                   ------------    ------------    ------------
          Net cash provided (used) by operating
            activities...........................     3,228,024      12,014,436     (30,388,524)
                                                   ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Property and equipment.........................    (2,934,935)     (3,875,852)    (10,397,828)
  Due from officers..............................       104,918          15,112              --
  Other assets...................................      (241,572)       (197,928)       (763,249)
  Trademarks.....................................   (14,352,556)        (12,252)             --
  Investment in joint venture....................            --      (1,044,708)        990,856
  Cash paid in excess of cost over toy business
     assets acquired (goodwill)..................    (7,006,753)             --     (36,446,401)
                                                   ------------    ------------    ------------
          Net cash used by investing
            activities...........................   (24,430,898)     (5,115,628)    (46,616,622)
                                                   ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock.............     2,946,603              --     117,792,115
  Proceeds from convertible preferred stock......     6,818,350       4,731,152              --
  Conversion of convertible debentures...........            --              --         (17,500)
  Proceeds from debt.............................    13,413,659              --          13,680
  Proceeds from stock options and warrants
     exercised...................................       132,624         647,392       4,749,126
  Dividends paid.................................            --              --        (438,070)
  Repayments of debt.............................    (5,245,665)     (2,361,076)             --
  Deferred financing costs.......................      (682,032)             --              --
                                                   ------------    ------------    ------------
          Net cash provided by financing
            activities...........................    17,383,539       3,017,468     122,099,351
                                                   ------------    ------------    ------------
Net increase (decrease) in cash and cash
  equivalents....................................    (3,819,335)      9,916,276      45,094,205
Cash and cash equivalents, beginning of year.....     6,355,260       2,535,925      12,452,201
                                                   ------------    ------------    ------------
Cash and cash equivalents, end of year...........  $  2,535,925    $ 12,452,201    $ 57,546,406
                                                   ============    ============    ============
Cash paid during the period for:
  Interest.......................................  $    648,187    $    647,404    $    176,688
                                                   ============    ============    ============
  Income taxes...................................  $    217,213    $  1,042,255    $  4,742,351
                                                   ============    ============    ============

     See note 15 for additional supplemental information to consolidated statements of cash flows.

See notes to consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

NOTE 1--PRINCIPAL INDUSTRY

     JAKKS Pacific, Inc. (the Company), a Delaware corporation, is engaged in the development, production and marketing of toys and children's electronics products, some of which are based on highly-recognized entertainment properties and character licenses. The Company commenced operations in July 1995 through the purchase of substantially all of the assets of a Hong Kong toy company. The Company is marketing its product lines domestically and internationally.

     The Company was incorporated under the laws of the State of Delaware in January 1995.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

COMPREHENSIVE INCOME

     In March 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This standard requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balances of other comprehensive income separately from retained earnings and additional paid-in

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1999

capital in the equity section of a statement of financial position. The adoption of this statement did not have any impact on the Company's results of operations, financial position, or cash flows.

DEFERRED FINANCING COSTS

     Costs incurred for financings are deferred when incurred. The deferred offering costs related to the debentures are amortized over the term of the debentures, or are written-off upon conversion.

INVENTORY

     Inventory is valued at the lower of cost (first-in, first-out) or market.

MARKETABLE SECURITIES

     In 1999 the Company adopted SFAS No. 115 (Accounting for Certain Investments in Debt Securities). The marketable securities have been categorized as trading and as a result are stated at fair value, with unrealized holding gains and losses included in earnings which were not material at December 31, 1999.

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

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and are being depreciated using the straight-line method over their estimated useful lives as follows:

Personal computers................  5 years
Office equipment..................  5 years
Furniture and fixtures............  5 - 7 years
Molds and tooling.................  2 - 4 years
Leasehold improvements............  Shorter of length of lease or 10 years

ADVERTISING

     Production costs of commercials and programming are charged to operations in the year during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the year incurred. Advertising expense for the years ended December 31, 1997, 1998 and 1999 was approximately $1,304,000, $3,903,000, and $7,038,000, respectively.

INCOME TAXES

     The Company does not file a consolidated return with its foreign subsidiaries. The Company files Federal and state returns and its foreign subsidiaries file Hong Kong returns. Deferred taxes

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1999

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

TRANSLATION OF FOREIGN CURRENCIES

     Monetary assets and liabilities denominational in Hong Kong dollars are translated into United States dollars at the rate of exchange ruling at the balance sheet date. Transactions during the period are translated at the rates ruling at the dates of the transactions.

     Profits and losses resulting from the above translation policy are recognized in the consolidated statements of operations.

BUSINESS SEGMENTS

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires public business enterprises to report financial and descriptive information about reportable segments. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in one reportable segment: the development, production and marketing of toys and related products.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the current year presentation.

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the excess purchase price paid over the fair market value of the assets of acquired toy companies. Goodwill is being amortized over 30 years on a straight-line basis. Accumulated amortization at December 31, 1998 and 1999 totaled $632,519 and $1,381,585, respectively.

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

     Intangible assets other than goodwill consist of product technology rights and trademarks. Intangible assets are amortized on a straight-line basis, over five to thirty years, the estimated economic lives of the related assets. Accumulated amortization as of December 31, 1998 and 1999 was $1,177,306 and $1,528,893, respectively.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1999

STOCK SPLIT

     The Board of Directors approved a common stock dividend of 1/2 share for each share of common stock outstanding to effect a three-for-two stock split of the Company's common stock, which was paid on November 4, 1999. All common stock and common stock equivalent shares and per share amounts have been adjusted retroactively to give effect to the split.

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

                                                                  1997
                                                 --------------------------------------
                                                                 WEIGHTED
                                                                 AVERAGE
                                                   INCOME         SHARES      PER SHARE
Basic EPS
Income available to common stockholders........  $ 2,786,496     6,932,053      $0.40
                                                                                =====
Effect of dilutive securities
Options and warrants...........................           --       281,641
9% convertible debentures......................      363,286     1,535,117
4% convertible preferred stock.................           --       263,856
                                                 -----------    ----------
Diluted EPS
Income available to common stockholders plus
  assumed exercises and conversions............  $ 3,149,782     9,012,667      $0.35
                                                 ===========    ==========      =====

                                                                  1998
                                                 --------------------------------------
                                                                 WEIGHTED
                                                                 AVERAGE
                                                   INCOME         SHARES      PER SHARE
Basic EPS
Income available to common stockholders........  $ 6,375,026     8,538,901      $0.75
                                                                                =====
Effect of dilutive securities
Options and warrants...........................           --       326,847
9% convertible debentures......................      372,732     1,565,219
4% convertible preferred stock.................           --       340,878
7% convertible preferred stock.................           --       630,792
                                                 -----------    ----------
Diluted EPS
Income available to common stockholders plus
  assumed exercises and conversions............  $ 6,747,758    11,402,637      $0.59
                                                 ===========    ==========      =====

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1999

                                                                  1999
                                                 --------------------------------------
                                                                 WEIGHTED
                                                                 AVERAGE
                                                   INCOME         SHARES      PER SHARE
Basic EPS
Net income.....................................  $21,969,849
Preferred dividends declared/paid..............     (438,070)
                                                 -----------
Income available to common stockholders........  $21,531,779    13,879,304      $1.55
                                                                                =====
Effect of dilutive securities
Options and warrants...........................           --     1,088,179
9% convertible debentures......................      116,867       466,556
7% convertible preferred stock.................      437,500       405,640
                                                 -----------    ----------
Diluted EPS
Income available to common stockholders plus
  assumed exercises and conversions............  $22,086,146    15,839,679      $1.39
                                                 ===========    ==========      =====

NOTE 3--ACQUISITIONS AND JOINT VENTURE

     In June 1998, the Company formed a joint venture with a company that develops, publishes and distributes interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture has entered into a license agreement under which it acquired the exclusive worldwide right to publish video games on all hardware platforms. The Company has made initial contributions to the joint venture of $1,044,708 in 1998. During 1999 the joint venture agreement was revised. Key changes included a $1,000,000 reimbursement to the Company for its initial capital contribution to the joint venture. In addition, it defines the Company's preferred returns based on the joint venture's sales. The joint venture's profit and loss will be allocated at 100% to the Company to the extent any preferred return is distributed, accrued or distributable for such fiscal year. Losses shall be allocated in accordance with membership interests for so long as the Company has a positive capital account and thereafter shall be allocated solely to the other partner. During 1999 the Company earned $3,604,487 in joint venture income.

     In October 1999, the Company acquired all of the stock of Flying Colors Toys, Inc. and all of the operating assets of an affiliated company for $52,879,182. Consideration paid at closing was in cash. Professional fees totaling $310,667 were incurred as part of the acquisition costs. Contingent consideration includes an earn-out in an amount of up to $4,500,000 in each of the three 12-month periods following the closing, if gross profits of Flying Colors Toys branded products achieve certain prescribed levels in each of such periods.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1999

     The assets acquired and liabilities assumed from Flying Colors Toys, Inc. were as follows:

Cash...................................................  $    23,534
Accounts receivable, net of reserve of $686,222........   12,816,573
Inventory, net of reserve of $2,774,017................   11,052,983
Prepaid expenses.......................................      194,840
Property and equipment.................................    1,943,025
Deferred income taxes..................................    1,460,000
Non-compete agreement..................................    1,000,000
Goodwill...............................................   32,081,192
Liabilities assumed....................................   (7,692,965)
                                                         -----------
Net assets acquired....................................  $52,879,182
                                                         ===========

     In June 1999, the Company purchased all of the outstanding shares of Berk Corporation, for $3,269,450, consideration paid at closing was in cash. Professional fees totaling $112,768 were incurred as part of the acquisition costs. In addition, contingent consideration includes an earn-out of $500,000 or $250,000 if Berk Corporation branded products achieve prescribed sales amounts during the 12-month earn-out period.

     The assets acquired and liabilities assumed from Berk Corporation were as follows:

Cash............................................  $   478,972
Accounts receivable.............................      869,050
Inventory.......................................      549,720
Prepaids and deposits...........................       73,367
Property and equipment..........................       31,186
Goodwill........................................    4,365,208
Liabilities assumed.............................   (3,098,053)
                                                  -----------
                                                  $ 3,269,450
                                                  ===========

     The following unaudited pro forma information represents the Company's consolidated results of operations as if the acquisitions of Flying Colors Toys, Inc. (FCT) and Berk Corporation (Berk) had occurred on January 1, 1998 and after giving effect to certain adjustments including the elimination of other income and expense items not attributable to on-going operations, interest and depreciation expense, and related tax effects. Such pro forma information does not purport to be

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1999

indicative of operating results that would have been reported had the acquisitions of FCT and Berk occurred on January 1, 1998 or future operating results.

                                   YEARS ENDED DECEMBER 31,
                                  ---------------------------
                                      1998           1999
Net sales.......................  $135,430,728   $218,079,180
                                  ============   ============
Net income......................  $ 10,174,650   $ 22,769,655
                                  ============   ============
Basic earnings per share........  $       1.19   $       1.64
                                  ============   ============
Weighted average shares
  outstanding...................     8,538,901     13,879,304
                                  ============   ============
Diluted earnings per share......  $       0.89   $       1.44
                                  ============   ============
Weighted average shares and
  equivalent outstanding........    11,402,637     15,839,679
                                  ============   ============

NOTE 4--CONCENTRATION OF CREDIT RISK

     Financial instruments that subject the Company to concentration of credit risk are cash equivalents, marketable securities and trade receivables. Cash equivalents consist principally of short-term money market funds. These instruments are short-term in nature and bear minimal risk. To date, the Company has not experienced losses on these instruments.

     The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support customer receivables. Most goods are sold on irrevocable letter of credit basis.

     Included in the Company's consolidated balance sheets at December 31, 1998 and 1999 are its operating net assets, most of which are located in facilities in Hong Kong and China and which totaled approximately $8,627,000 and $14,510,000 for 1998 and 1999, respectively.

NOTE 5--ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                               1998          1999
Bonuses...................................  $  841,000    $ 2,747,710
Trademarks acquisition reserve............     177,245        177,245
Royalties and sales commissions...........   2,681,973      6,667,598
Hong Kong subsidiaries accruals...........     529,722      3,436,335
Other.....................................     141,771      2,827,617
                                            ----------    -----------
                                            $4,371,711    $15,856,505
                                            ==========    ===========

NOTE 6--RELATED PARTY TRANSACTIONS

     A director of the Company is a partner in the law firm that acts as counsel to the Company. The Company incurred legal fees and expenses to the law firm in the amount of approximately $151,000 in 1997, $510,000 in 1998 and $1,037,000 in
1999.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1999

NOTE 7--LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                 1998        1999
Convertible debentures, bearing interest on the principal
  amounts outstanding at 9% per annum were converted into
  1,565,218 shares of the Company's common stock at $3.83
  per share.................................................  $6,000,000    $   --
Loan Payable, due in sixty monthly payments with the final
  payment due December 29, 2002, with interest at 6.9% per
  annum.....................................................          --    13,680
                                                              ----------    ------
                                                               6,000,000    13,680
Less current portion of long-term debt......................      60,000     4,967
                                                              ----------    ------
Long-term debt, net of current portion......................  $5,940,000    $8,713
                                                              ==========    ======

NOTE 8--INCOME TAXES

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

     The Company does not file a consolidated return with its foreign subsidiaries. The Company files Federal and state returns and its foreign subsidiaries file Hong Kong returns. Income taxes reflected in the accompanying consolidated statements of operations are comprised of the following:

                                           1997          1998          1999
Federal................................  $      --    $  715,000    $4,280,650
State and local........................     26,000       210,000     1,350,000
Hong Kong..............................    522,522       874,595     1,834,065
                                         ---------    ----------    ----------
                                           548,522     1,799,595     7,464,715
Deferred...............................     94,427        57,809       869,129
                                         ---------    ----------    ----------
                                         $ 642,949    $1,857,404    $8,333,844
                                         =========    ==========    ==========

     As of December 31, 1999, the Company has utilized all net operating loss carry-forwards.

                                                          1998         1999
Deferred tax assets resulting from deductible
  temporary differences from loss carry-forwards,
  noncurrent..........................................  $ 493,134   $ 1,460,000
Deferred tax liabilities resulting from taxable
  temporary differences, noncurrent...................   (637,839)   (2,473,834)
                                                        ---------   -----------
                                                        $(144,705)  $(1,013,834)
                                                        =========   ===========

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1999

     The Company's management concluded that a deferred tax asset valuation allowance as of December 31, 1998 and 1999 was not necessary.

     A reconciliation of the statutory United States Federal income tax rate to the Company's effective income tax rate is as follows:

                                                          1997    1998    1999
Statutory income tax rate...............................   35%     35%     35%
State and local income taxes, net of Federal income tax
  effect................................................    1       1       4
Effect of temporary differences and Hong Kong's lower
  tax rate..............................................   --     (22)    (28)
Effect of net operating loss carry-forwards.............  (35)    (11)     --
Income taxes on foreign earnings at rates other than the
  United States Statutory rate not subject to United
  States income taxes...................................   18      19      16
                                                          ---     ---     ---
                                                           19%     22%     27%
                                                          ===     ===     ===

     The components of income before provision for income taxes are as follows:

                                          1997          1998          1999
Domestic.............................  $   16,216    $3,681,456    $13,105,423
Foreign..............................   3,413,229     4,550,974     17,198,270
                                       ----------    ----------    -----------
                                       $3,429,445    $8,232,430    $30,303,693
                                       ==========    ==========    ===========

NOTE 9--LEASES

     The Company leases office and showroom facilities and certain equipment under operating leases. The following is a schedule of minimum annual lease payments. Rent expense for the years ended December 31, 1997, 1998 and 1999 totaled $582,766, $550,360, and $737,340, respectively.

2000............................  $  965,472
2001............................   1,212,444
2002............................   1,149,888
2003............................   1,008,057
2004............................   1,015,791
Thereafter......................   2,949,906
                                  ----------
                                  $8,301,558
                                  ==========

NOTE 10--COMMON STOCK AND PREFERRED STOCK

     The Company has 26,000,000 authorized shares of stock consisting of 25,000,000 shares of $.001 par value common stock and 1,000,000 shares of $.001 par value preferred stock.

     During 1999, 6,810,955 shares of the Company's stock were issued in two separate offerings for a total of $117,792,115. Additionally, the Company issued 1,019,469 shares of common stock on exercise of options and warrants for a total of $4,749,126.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1999

     In 1999, the Company issued 1,565,218 shares of common stock upon conversion of convertible debentures totaling $5,600,250.

     On April 1, 1998, the Company sold 1,000 shares of its Series A 7% cumulative convertible preferred stock to two investors for $4,731,152, net of issuance costs. In 1999, the holders of these shares converted such shares into 837,987 shares of common stock. Preferred stockholders received cumulative cash dividends of $438,070 in 1999.

     During 1998, 215,925 shares of the Company's common stock were issued on exercise of options and warrants for a total of $647,392.

     During 1997, the Company issued 1,035,000 shares of its common stock in a public offering and 237,030 shares as partial consideration for the RCI acquisition.

     During 1997, in a private placement, the Company issued 3,525 shares of its 4% redeemable convertible preferred stock at a purchase price of $2,000 per share. In March 1998, all of the 3,525 shares of such issue were converted into an aggregate of 1,409,997 shares of the Company's common stock based on a conversion price of $5.00 per share.

NOTE 11--COMMITMENTS

     The Company has entered into various license agreements whereby the Company may use certain characters and properties in conjunction with its products. Such license agreements call for royalties to be paid at 1% to 10% of net sales with minimum guarantees and advance payments. Additionally, under one such license, the Company has committed to spend 12.5% of related net sales, not to exceed $1,000,000, on advertising per year.

     Future annual minimum royalty guarantees as of December 31, 1999 are as follows:

2000...........................  $ 3,610,028
2001...........................    2,491,750
2002...........................    1,199,500
2003...........................      955,000
2004...........................      955,000
Thereafter.....................    4,625,000
                                 -----------
                                 $13,836,278
                                 ===========

     The Company entered into a firm price commitment manufacturing and supply agreement in connection with the acquisition of the R&CG trademarks purchased in 1997. The agreement was entered into with the seller of the trademarks to obtain from the seller tools and other manufacturing resources of the seller for the manufacture of products, upon request by the Company. The manufacturing and supply agreement has created a firm commitment by the Company for a minimum of $1,400,000. A minimum payment of $110,000 on the agreement was due on December 31, 1997, with three additional payments of $110,000 and six payments of $160,000 to follow thereafter, through March 31, 2000, which is also the date on which the agreement terminates.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1999

NOTE 12--STOCK OPTION PLAN

     Under its Third Amended and Restated 1995 Stock Option Plan (the Plan), the Company has reserved 2,625,000 shares of its common stock for issuance upon exercise of options granted under the Plan. In 1999, stockholders approved an increase of 750,000 shares in the number of shares available for grant. Under the Plan, employees (including officers), non-employee directors and independent consultants may be granted options to purchase shares of common stock. Prior to the adoption of the Plan in 1995, options for 414,750 shares were granted at an exercise price of $1.33 per share. The Company recorded deferred compensation costs and a related increase in paid-in capital of $212,905 for the difference between the grant price and the deemed fair market value of the common stock of $1.85 per share at the date of grant. Such compensation costs are recognized on a straight-line basis over the vesting period of the options, which is 25% per year commencing twelve months after the grant date of such options. In 1997, 1998 and 1999, the fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: risk-free rate of interest of 6%; dividend yield of 0%; and expected lives of five years.

     As of December 31, 1999, 64,374 shares were available for future grant. Additional shares may become available to the extent that options presently outstanding under the Plan terminate or expire unexercised.

     Stock option activity pursuant to the Plan is summarized as follows:

                                                              WEIGHTED
                                                              AVERAGE
                                                  NUMBER      EXERCISE
                                                 OF SHARES     PRICE
Outstanding, December 31, 1996.................    188,212     $ 4.34
  Granted......................................    607,538       6.61
  Exercised....................................         --         --
  Canceled.....................................         --         --
                                                 ---------     ------
Outstanding, December 31, 1997.................    795,750       6.08
  Granted......................................    726,750       5.59
  Exercised....................................    (47,700)      5.45
  Canceled.....................................   (109,500)      5.85
                                                 ---------     ------
Outstanding, December 31, 1998.................  1,365,300       5.86
  Granted......................................  1,198,125      16.07
  Exercised....................................   (374,608)      5.20
  Canceled.....................................    (50,499)      5.50
                                                 ---------     ------
Outstanding, December 31, 1999.................  2,138,318     $11.70
                                                 =========     ======

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1999

     Stock option activity outside of the Plan is summarized as follows:

                                                               WEIGHTED
                                                               AVERAGE
                                                   NUMBER      EXERCISE
                                                  OF SHARES     PRICE
Outstanding, December 31, 1996..................   527,250      $2.12
  Granted.......................................    90,000       4.59
  Exercised.....................................  (103,688)      1.33
  Canceled......................................        --         --
                                                  --------      -----
Outstanding, December 31, 1997..................   513,562       2.71
  Granted.......................................        --         --
  Exercised.....................................  (151,350)      2.62
  Canceled......................................   (50,625)      1.33
                                                  --------      -----
Outstanding, December 31, 1998..................   311,587      $2.98
  Granted.......................................        --         --
  Exercised.....................................  (210,525)      2.64
  Canceled......................................        --         --
                                                  --------      -----
Outstanding, December 31, 1999..................   101,062      $3.69
                                                  ========      =====

     The weighted average fair value of options granted to employees in 1997, 1998 and 1999 was $3.34, $4.10 and $9.12 per share, respectively.

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

                                                 OUTSTANDING                  EXERCISABLE
                                       --------------------------------   --------------------
                                                               WEIGHTED               WEIGHTED
                                                   WEIGHTED    AVERAGE                AVERAGE
                                        NUMBER      AVERAGE    EXERCISE    NUMBER     EXERCISE
         OPTION PRICE RANGE            OF SHARES     LIFE       PRICE     OF SHARES    PRICE
$1.33 - $26.00.......................  2,239,380   5.7 years    $11.26     612,133     $6.76

     In addition, as of December 31, 1999, 293,132 shares were reserved for issuance upon exercise of outstanding warrants granted in connection with the Company's initial public offering, follow-on public offering, private placement of convertible debentures and certain license agreements, at exercise prices ranging from $4.50 to $6.67 per share.

     Had the compensation cost for the Company's Plan been determined on a basis consistent with SFAS No. 123, the Company's net income and earnings per share
(EPS) for 1997, 1998 and 1999 would approximate the pro forma amounts below, which are not indicative of future amounts:

                                                              YEARS ENDED DECEMBER 31,
                                    -----------------------------------------------------------------------------
                                             1997                      1998                       1999
                                    -----------------------   -----------------------   -------------------------
                                        AS                        AS                        AS
                                     REPORTED    PRO FORMA     REPORTED    PRO FORMA     REPORTED      PRO FORMA
SFAS No. 123 charge, net of tax...          --   $  132,895   $       --   $  551,541   $        --   $ 1,178,025
Net income........................   2,786,496    2,653,601    6,375,026    5,823,485    21,969,849    20,791,824
Basic EPS.........................        0.40         0.38         0.75         0.68          1.55          1.47
Diluted EPS.......................  $     0.35   $     0.33   $     0.59   $     0.55   $      1.39   $      1.32

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1999

NOTE 13 -- PROFIT SHARING PLAN

     Effective January 1, 1997, the Company adopted a 401(k) profit sharing plan and trust (Plan). The Plan is for the exclusive benefit of eligible employees and beneficiaries. Under the Plan, employees may choose to reduce their compensation and have those amounts contributed to the Plan on their behalf. Contributions made to the Plan will be held and invested by the Plan's trustee. The Company will act as the Plan's administrator. The Plan year begins on January 1st and ends on December 31st. Employees may be eligible to participate in the Plan after they have completed three months of service. The Company will make matching contributions equal to 50% of the amount of salary reduction deferred up to a maximum of 10% of compensation. The Company may also make discretionary contributions to the Plan each year. Participants may elect to defer up to 15% of their compensation each year. However, deferrals in any taxable year may not exceed a dollar limit which is set by law. The limit for 1999 was $10,500. Participants are immediately 100% vested in their salary reduction amounts contributed to the Plan. Vesting of the Company contributions made to the Plan is based on years of service, as follows:

                                    CUMULATIVE
       YEARS OF SERVICE           PERCENT VESTED
1..............................         20%
2..............................         40
3..............................         60
4..............................         80
5..............................        100

     The Company has the right to amend and, terminate the Plan at any time. Upon termination of the Plan, all amounts credited to participants accounts will become 100% vested.

     As of December 31, 1999, the Plan has not been "qualified" under the provisions of the Internal Revenue Code, and for the year then ended, the Company contributed $63,344 in matching contributions to the Plan.

NOTE 14--MAJOR CUSTOMERS AND INTERNATIONAL SALES

     Net sales to major customers were as follows:

          1997                       1998                       1999
------------------------   ------------------------   -------------------------
  AMOUNT      PERCENTAGE     AMOUNT      PERCENTAGE      AMOUNT      PERCENTAGE
$14,689,000      35.0%     $23,604,000      27.7%     $ 45,270,000      24.6%
  3,422,000       8.2       11,103,000      13.0        27,684,000      15.1%
  3,199,000       7.6       10,944,000      12.8        22,739,000      12.4%
  2,658,000       6.3        9,951,000      11.7        17,938,000       9.8%
  1,925,000       4.6        3,717,000       4.4        15,229,000       8.3%
-----------      ----      -----------      ----      ------------      ----
$25,893,000      61.7%     $59,319,000      69.6%     $128,860,000      70.2%
===========      ====      ===========      ====      ============      ====

     Net sales to international customers totaled approximately $3,733,000, $6,309,000 and $13,056,000 in 1997, 1998 and 1999, respectively.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1999

NOTE 15--SUPPLEMENTAL INFORMATION TO CONSOLIDATED STATEMENTS OF CASH FLOWS

     In 1999, the holders of the Company's 9% convertible debentures converted all $6,000,000 principal amount of the debentures into 1,565,218 shares of the Company's common stock. Additionally, all 1,000 outstanding shares of 7% cumulative convertible preferred stock with a total stockholders' equity value of $4,731,152 were converted into an aggregate of 837,987 shares of the Company's common stock.

     In 1998, the 3,525 shares of 4% redeemable convertible preferred stock with a total stockholders' equity value of $6,818,350 were converted into an aggregate of 1,409,997 shares of the Company's common stock.

     In 1997, 297,030 shares of common stock valued at $1,500,000 were issued in connection with the acquisition of RCI.

NOTE 16--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected unaudited quarterly financial data for the years 1998 and 1999 are summarized below:

                                                                    1998                                    1999
                                                    -------------------------------------   -------------------------------------
                                                     FIRST    SECOND     THIRD    FOURTH     FIRST    SECOND     THIRD    FOURTH
                                                    QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales........................................   $11,030   $16,131   $34,218   $23,873   $24,960   $35,981   $60,236   $62,508
Gross profit.....................................   $ 4,350   $ 6,118   $13,242   $ 9,542   $10,764   $14,649   $24,759   $25,912
Income from operations...........................   $   768   $ 1,427   $ 5,069   $ 1,983   $ 2,743   $ 4,225   $ 9,893   $ 8,068
Income before income taxes.......................   $   610   $ 1,316   $ 4,648   $ 1,658   $ 2,743   $ 4,587   $10,426   $12,548
Net income.......................................   $   462   $   958   $ 3,434   $ 1,521   $ 2,005   $ 3,355   $ 7,642   $ 8,968
Basic earnings per share.........................   $  0.06   $  0.11   $  0.39   $  0.17   $  0.18   $  0.35   $  0.48   $  0.53
Weighted average shares outstanding..............     7,429     8,824     8,899     8,971     9,171    13,243    16,037    16,952
Diluted earnings per share.......................   $  0.05   $  0.09   $  0.30   $  0.14   $  0.17   $  0.21   $  0.44   $  0.49
Weighted average shares and equivalents
 outstanding.....................................    10,740    11,679    11,808    11,756    12,624    15,732    17,541    18,378

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

     Allowances are deducted from the assets to which they apply, except for sales returns and allowances.

                           BALANCE AT
                           BEGINNING     CHARGED TO     CHARGED TO                      BALANCE
                               OF         COSTS AND        OTHER                        AT END
                             PERIOD       EXPENSES       ACCOUNTS      DEDUCTIONS      OF PERIOD
Year ended December 31,
  1997:
Allowance for:
  Uncollectible
     accounts..........    $       --    $        --    $    51,153    $        --    $    51,153
  Reserve for potential
     product
     obsolescence......            --             --        200,000         70,305        129,695
  Reserve for sales
     returns and
     allowances........       175,000      3,660,775      1,050,000      3,024,954      1,860,821
                           ----------    -----------    -----------    -----------    -----------
                           $  175,000    $ 3,660,775    $ 1,301,153    $ 3,095,259    $ 2,041,669
                           ==========    ===========    ===========    ===========    ===========
Year ended December 31,
  1998:
Allowance for:
  Uncollectible
     accounts..........    $   51,153    $    82,833    $        --    $        --    $   133,986
  Reserve for potential
     product
     obsolescence......       129,695        334,438             --             --        464,133
  Reserve for sales
     returns and
     allowances........     1,860,821      6,525,867             --      3,045,171      5,341,517
                           ----------    -----------    -----------    -----------    -----------
                           $2,041,669    $ 6,943,138    $        --    $ 3,045,171    $ 5,939,636
                           ==========    ===========    ===========    ===========    ===========
Year ended December 31,
  1999:
Allowance for:
  Uncollectible
     accounts..........    $  133,986    $ 1,287,208    $   686,222    $   220,042    $ 1,887,374
  Reserve for potential
     product
     obsolescence......       464,133      2,775,340             --        296,867      2,942,606
  Reserve for sales
     returns and
     allowances........     5,341,517     17,036,875        334,464    $ 7,394,855     15,318,001
                           ----------    -----------    -----------    -----------    -----------
                           $5,939,636    $21,099,423    $ 1,020,686    $ 7,911,764    $20,147,981
                           ==========    ===========    ===========    ===========    ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     Our directors and executive officers are as follows:

               NAME                  AGE                    POSITIONS WITH THE COMPANY
               ----                  ---                    --------------------------
Jack Friedman                        60     Chairman and Chief Executive Officer
Stephen G. Berman                    35     Chief Operating Officer, President, Secretary and Director
Joel M. Bennett                      38     Chief Financial Officer
Robert E. Glick                      54     Director
Michael G. Miller                    52     Director
Murray L. Skala                      54     Director

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

     Audit Committee. The primary functions of the Audit Committee are to recommend the appointment of our independent certified public accountants and to review the scope and effect of audits. Messrs. Glick, Miller and Skala are the current members of the Audit Committee.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     To the best of our knowledge, all Forms 3, 4 or 5 required to be filed pursuant to Section 16(a) of the Exchange Act during or with respect to the fiscal year ended December 31, 1999 were filed on a timely basis, except that each of Messrs. Friedman, Berman, Bennett, Glick, Miller and Skala did not file a Form 4 until January 5, 2000 with respect to the shares of our common stock distributed to him on November 4, 1999 in connection with the 3-for-2 split of our common stock effected on that date.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation we paid for our fiscal years ended December 31, 1997, 1998 and 1999 to our Chief Executive Officer and to each of our other executive officers whose compensation exceeded $100,000 on an annual basis (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM AWARDS
                                                  ANNUAL COMPENSATION               --------------------
                                       ------------------------------------------   RESTRICTED
                                                                    OTHER ANNUAL      STOCK
              NAME AND                        SALARY      BONUS     COMPENSATION      AWARDS     OPTIONS
         PRINCIPAL POSITION            YEAR     ($)        ($)           ($)           ($)         (#)
         ------------------            ----   -------   ---------   -------------   ----------   -------
Jack Friedman........................  1999   521,000   1,750,000        --            --        232,500
  Chairman and Chief                   1998   446,000     550,000        --            --        187,500
  Executive Officer                    1997   296,000     130,224        --            --        187,500
Stephen G. Berman....................  1999   496,000   1,750,000        --            --        394,500
  Chief Operating Officer,             1998   421,000     550,000        --            --        187,500
  President and Secretary              1997   271,000     130,224        --            --        187,500
Joel M. Bennett......................  1999   155,000     130,000        --            --         42,500
  Chief Financial Officer              1998   135,000      45,000        --            --             --
                                       1997   110,000      40,000        --            --         45,000

- Employment Agreements

     On July 1, 1999, we entered into 10-year employment agreements with Jack Friedman and Stephen G. Berman, respectively, pursuant to which Mr. Friedman serves as our Chairman and Chief Executive Officer and Mr. Berman serves as our President and Chief Operating Officer. Mr. Friedman's annual base salary in 2000 is $771,000 and Mr. Berman's is $746,000. Their annual base salaries are subject to annual increases in an amount, not less than $25,000, determined by our Board of Directors. Each of them is also entitled to receive an annual bonus equal to 4% of our pre-tax income, but not more than $1,000,000 for 1999 or $2,000,000 for subsequent years, if our pre-tax earnings are at least $2,000,000. If we terminate Mr. Friedman's or Mr. Berman's employment other than "for cause" or if he resigns because of our material breach of the employment agreement or because we cause a material change in his employment, we are required to make a lump-sum severance payment in an amount equal to his base salary and 4% bonus during the balance of the term of the employment agreement, based on his then applicable annual base salary and 4% bonus. In the event of the termination of his employment under certain circumstances after a "Change of Control" (as defined in the employment agreement), we are required to make to him a one-time payment of an amount equal to 2.99 times his "base amount" determined in accordance with the applicable provisions of the Internal Revenue Code.

- Third Amended and Restated 1995 Stock Option Plan

     Our Third Amended and Restated 1995 Stock Option Plan (the "Option Plan") was originally adopted and approved by the stockholders and directors in July 1998 and amended in August 1999. Options to purchase, in the aggregate, up to 2,625,000 shares of our common stock may be granted under the Option Plan. The Option Plan allows us to grant options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code or as options that are not intended to meet the requirements of such section

("Nonstatutory Stock Options"). Under the Option Plan, Incentive Stock Options may only be granted to our employees (including officers), while Nonstatutory Stock Options may be granted to employees (including officers), non-employee directors, consultants or advisors.

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

     Upon the occurrence of a merger, consolidation or other reorganization, or a sale of all or substantially all of the assets, of JAKKS, or a transaction giving any person the right to elect a majority of our Board, as a result of which a distribution of cash, securities or other property is to be made to our stockholders, the options held by any consultant or any person who shall have been an employee for at least one year will vest and become immediately exercisable by such holder, even if such options would not otherwise then be exercisable under any applicable vesting schedule or other condition to the exercise thereof.

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

     As of March 27, 2000, we have granted options to purchase an aggregate of 1,212,250 shares of our common stock under the Option Plan. All the shares issuable upon exercise of outstanding options granted under the Option Plan are currently registered under the Securities Act.

     The following table sets forth certain information regarding options granted to the Named Officers in 1999.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               INDIVIDUAL GRANTS

                                                                                          POTENTIAL REALIZABLE VALUE
                        NUMBER OF       % OF TOTAL                                         AT ASSUMED ANNUAL RATES
                        SECURITIES     OPTIONS/SARS                                       OF STOCK APPRECIATION FOR
                        UNDERLYING      GRANTED TO        EXERCISE                               OPTION TERM
                       OPTIONS/SARS    EMPLOYEES IN    OR BASE PRICE                      --------------------------
        NAME           GRANTED (#)    FISCAL YEAR(1)     ($/SHARE)      EXPIRATION DATE      5%($)         10%($)
        ----           ------------   --------------   --------------   ---------------   -----------   ------------
Jack Friedman........     75,000            6.7%                16.58       8/12/05          423,000       959,250
                         157,500           14.1%                21.21       9/14/05        1,135,575     2,578,275
Stephen G. Berman....    162,000           14.6%                11.04        2/9/05          607,500     1,380,240
                          75,000            6.7%                16.58       8/12/05          423,000       959,250
                         157,500           14.1%                21.21       9/14/05        1,135,575     2,578,275
Joel M. Bennett......     30,000            2.7%                11.04        2/9/05          112,500       255,600
                          12,500            1.1%               18.875      12/31/05           80,188       182,063

---------------
(1) Options to purchase a total of 444,250 shares of our common stock were granted to our employees, including the Named Officers, during 1999.

     The following table sets forth certain information regarding options exercised and exercisable during 1999, and the value of options held as of December 31, 1999 by the Named Officers:

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR END OPTION/SAR VALUES

                                                                  NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                                 UNDERLYING UNEXERCISED             IN-THE-MONEY
                                    SHARES                            OPTIONS/SARS                  OPTIONS/SARS
                                   ACQUIRED                        AT FISCAL YEAR END           AT FISCAL YEAR END(2)
                                      ON           VALUE       ---------------------------   ---------------------------
             NAME                EXERCISE (#)   REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
             ----                ------------   ------------   -----------   -------------   -----------   -------------
Jack Friedman..................         --              --       187,500        420,000       2,283,594      2,561,719
Stephen G. Berman..............    124,986       2,247,805(1)     62,514        582,000        763,2197      3,900,344
Joel M. Bennett................     40,500         697,427(1)     34,312         57,500         517,956        412,188

---------------
(1) The difference between (x) the product of the number of exercised options and the average sale price per share of the common stock sold on the exercise dates and (y) the aggregate exercise price of such options.

(2) The difference between (x) the product of the number of unexercised options and $18.6875 (the closing sale price of the common stock on December 31, 1999) and (y) the aggregate exercise price of such options.

- Compensation of Directors

     Directors currently receive an annual cash stipend in the amount of $10,000 for serving on the Board, and are reimbursed for reasonable expenses incurred in attending meetings. In addition, our Option Plan provides for each newly elected non-employee director to receive at the commencement of his term an option to purchase 37,500 shares of our common stock at their then current fair market value, and for grants to our non-employee directors on January 1 of each year of an option to purchase 9,375 shares of our common stock at their then current fair market value. Options granted to a non-employee director expire upon the termination of the director's services for cause, but may be exercised at any time during a one-year period after such person ceases to serve as a director for any other reason.

- Compensation Committee Interlocks and Insider Participation

     Mr. Jack Friedman, our Chairman and Chief Executive Officer, is the only member of our Compensation Committee who is or formerly was an officer or employee of JAKKS or any of its subsidiaries. Our Board believes that Mr. Friedman's assessment of the performance and contribution of our other employees and his views on the appropriate manner and level of compensation for their services are essential to the Compensation Committee's ability to evaluate and make determinations with respect to compensation matters. However, Mr. Friedman does not participate in any deliberations or determinations by the Compensation Committee or our Board with respect to his own compensation.

     None of our executive officers has served as a director or member of a compensation committee (or other board committee performing equivalent functions) of any other entity, one of whose executive officers served as a director or a member of our Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 27, 2000 with respect to the beneficial ownership of our common stock by (1) each of our directors, (2) each Named Officer, and (3) all our directors and executive officers as a group. No person is known by us to own beneficially more than 5% of the outstanding shares of our common stock.

                                                               AMOUNT AND
                                                               NATURE OF          PERCENT OF
                          NAME OF                              BENEFICIAL         OUTSTANDING
                      BENEFICIAL OWNER                        OWNERSHIP(1)          SHARES
                      ----------------                        ------------        -----------
Jack Friedman...............................................     742,230(2)           3.8
Stephen G. Berman...........................................      86,816(3)           *
Joel M. Bennett.............................................      40,312(4)           *
Robert E. Glick.............................................      74,288(5)           *
Michael G. Miller...........................................      63,788(6)           *
Murray L. Skala.............................................     181,419(7)           1.0
All directors and executive officers as a group (6
  persons)..................................................   1,103,545(8)           5.6

---------------
  *  Less than 1% of our outstanding shares.

 (1) Each such beneficial owner has sole voting power and sole investment power with respect to such shares.

 (2) Includes 85,308 shares held in trusts for the benefit of children of Mr. Friedman. Also includes 187,500 shares which Mr. Friedman may purchase upon the exercise of certain stock options.

 (3) Represents shares which Mr. Berman may purchase upon the exercise of certain stock options.

 (4) Includes 19,501 shares which Mr. Bennett may purchase upon the exercise of certain stock options.

 (5) Represents shares which Mr. Glick may purchase upon the exercise of certain stock options.

 (6) Represents shares which Mr. Miller may purchase upon the exercise of certain stock options.

 (7) Includes 96,111 shares which Mr. Skala may purchase upon the exercise of certain stock options and 85,308 shares held by Mr. Skala as trustee under trusts for the benefit of children of Mr. Friedman.

 (8) Includes 85,308 shares held in trusts for the benefit of children of Mr. Friedman and an aggregate of 529,314 shares which the directors and executive officers may purchase upon the exercise of certain stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     One of our directors, Murray L. Skala, is a partner in the law firm of Feder, Kaszovitz, Isaacson, Weber, Skala & Bass LLP, which has performed, and is expected to continue to perform, legal services for us. In 1999, we incurred approximately $1.0 million for legal fees and reimbursable expenses payable to that firm.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements (included in Item 8):

     -  Independent Auditors' Report

     -  Consolidated Balance Sheets as of December 31, 1998 and 1999

     - Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999

     - Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1998 and 1999

     - Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999

     -  Notes to Consolidated Financial Statements

(2) Financial Statement Schedules (included in Item 8)

     -  Schedule II -- Valuation and Qualifying Accounts

(3) Exhibits

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     3.1       Restated Certificate of Incorporation of the Company(1)
     3.1.1     Certificate of Designation of 4% Redeemable Convertible
               Preferred Stock of the Company(6)
     3.1.2     Certificate of Designation and Preferences of Series A
               Cumulative Convertible Preferred Stock of the Company(7)

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     3.1.3     Certificate of Elimination of All Shares of 4% Redeemable
               Convertible Preferred Stock of the Company(7)
     3.1.4     Certificate of Amendment of Restated Certificate of
               Incorporation of the Company(11)
     3.2       By-Laws of the Company(1)
     3.2.1     Amendment to By-Laws of the Company(2)
    10.1       Third Amended and Restated 1995 Stock Option Plan(9)(*)
    10.1A      1999 Amendment to Third Amended and Restated 1995 Stock
               Option Plan (15)(*)
    10.2       Employment Agreement between the Company and Jack Friedman dated January 1, 1998(8)(*)
    10.2.1     Amendment, dated January 1, 1999, to Employment Agreement
               between the Company and Jack Friedman(12)(*)
    10.3       Employment Agreement between the Company and Stephen G.
               Berman dated January 1, 1998(8)(*)
    10.3.1     Amendment, dated January 1, 1999, to Employment Agreement
               between the Company and Stephen G. Berman(12)(*)
    10.4       Employment Agreement between the Company and Jack Friedman dated as of July 1, 1999 (16)(*)
    10.4.1     Amendment, dated as of February 7, 2000, to Employment
               Agreement between the Company and Jack Friedman(17)
    10.5       Employment Agreement between the Company and Stephen G.
               Berman dated as of July 1, 1999 (16)(*)
    10.5.1     Amendment, dated as of February 7, 2000, to Employment
               Agreement between the Company and Stephen G. Berman (17)
    10.6       Purchase Agreement among the Company, JAKKS Acquisition
               Corp., Road Champs, Inc., Road Champs Ltd., Die Cast
               Associates, Inc. and the shareholders of Road Champs, Inc.
               dated January 21, 1997(3)
    10.7.1     Office Lease dated June 18, 1997 between the Company and
               Malibu Vista Partners(8)(P)
    10.7.2     Supplemental Lease dated August 10, 1998 between Malibu
               Vista Partners and the Company(10)
    10.7.3     Third Amendment dated January 25, 1999 to Lease between the
               Company and Malibu Vista Partners (12)
    10.8       Lease of the Company's warehouse space at 7 Patton Drive,
               West Caldwell, New Jersey and amendment thereto(3)
    10.8A      Office Lease dated March 27, 1998 between the Company and
               Hundal of Union L.P.(8)(P)
    10.9       Lease of the Company's showroom at the Toy Center South, 200
               Fifth Avenue, New York, New York(1)
    10.10      Lease of the Company's showroom at the Toy Center North,
               1107 Broadway, New York, New York(3)
    10.11      Tenancy Agreement dated March 14, 1998 between the Company and Astoria Investment Company, Ltd.(8)(P)
    10.11A     Office Lease dated September 24, 1998 between Astoria
               Investment Company Limited and Road Champs Ltd.(10)

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.11B     Lease Agreement dated June 2, 1999 between Astoria
               Investment Company Limited and Road Champs Limited(13)
    10.12      License Agreement with Titan Sports, Inc. dated October 24,
               1995(1)
    10.12.1    Amendment to License Agreement with Titan Sports, Inc. dated
               April 22, 1996(4)
    10.12.2    Amendment to License Agreement with Titan Sports, Inc. dated
               January 21, 1997(4)
    10.12.3    Amendment to License Agreement with Titan Sports, Inc. dated
               December 3, 1997(8)
    10.12.4    Amendment to License Agreement with Titan Sports, Inc. dated
               January 29, 1998(8)
    10.12.5    Amendment to License Agreement with Titan Sports, Inc. dated
               June 24, 1998(12)
    10.12.6    Amendment to License Agreement with Titan Sports, Inc. dated
               February 11, 1999(12)
    10.13      International License Agreement with Titan Sports, Inc.
               dated February 10, 1997(4)
    10.13.1    Amendment to International License Agreement with Titan
               Sports, Inc. dated December 3, 1997(8)
    10.13.2    Amendment to International License Agreement with Titan
               Sports, Inc. dated January 29, 1998(8)
    10.14      License Agreement with Saban Merchandising, Inc. and Saban
               International N.V. dated May 21, 1996, with amendment dated
               October 31, 1996(4)
    10.15      License Agreement with Wow Wee International dated June 1,
               1996(4)
    10.16      Agreement with Quantum Toy Concepts Pty, Ltd. dated July
               1996(4)
    10.17      Employment Agreement dated as of October 1, 1999 between the
               Company and Michael Bianco(15)(*)
    10.18      Employment Agreement dated as of October 1, 1999 between the
               Company and Joshua H. Pokempner(15)(*)
    10.19      Warrant to purchase 150,000 shares of Common Stock dated
               January 8, 1997 issued to Joseph Charles & Associates,
               Inc.(8)
    10.20      Office Lease dated November 18, 1999 between the Company and
               Winco Maliview Partners(17)
    10.21      Option Agreement dated August 28, 1997 between the Company and Silverman Heller Associates(8)
    10.22      Consulting Agreement dated July 30, 1997 between the Company and Silverman Heller Associates(8)
    10.23      Option Agreement dated August 28, 1997 between the Company and Joseph Charles & Associates, Inc.(5)
    10.24      Engagement Letter dated August 28, 1997 between the Company and Joseph Charles & Associates, Inc.(5)
    10.25      Consulting Agreement between the Company and Sheldon Weiner
               Sales Organization, Inc. dated June 18, 1996(5)
    10.26.1    Stock Option Agreement between the Company and Sheldon
               Weiner Sales Organization, Inc. dated June 18, 1996(5)
    10.26.2    Restated Stock Option Agreement between the Company and
               Sheldon Weiner Sales Organization, Inc. dated June 18,
               1996(5)
    10.27      Restated Option Agreement between the Company and Murray
               Bass dated September 1, 1995(5)

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.28      Restated Option Agreement between the Company and Joel
               Bennett dated September 1, 1995(5)
    10.29      Restated Option Agreement between the Company and Gina
               Hancock dated September 1, 1995(5)
    10.30      Restated Option Agreement between the Company and Wills Hon dated September 1, 1995(5)
    10.31      Restated Option Agreement between the Company and Bruce Katz dated September 1, 1995(5)
    10.32      Trademark Purchase Agreement dated October 24, 1997 between the Company and Azrak-Hamway International, Inc.(6)
    10.33      $1,200,000 Promissory Note dated October 24, 1997 of the
               Company payable to Azrak-Hamway International, Inc.(6)
    10.34      Manufacturing and Supply Agreement dated October 24, 1997
               between the Company and Azrak- Hamway International, Inc.(6)
    10.35      Security Agreement dated October 24, 1997 between the
               Company and Azrak-Hamway International, Inc.(6)
    10.36      Stock Purchase Agreement dated as of September 22, 1999
               among the Company, Flying Colors Toys, Inc. and its
               Shareholders(15)
    10.36.1    First Amendment dated as of September 30, 1999 to Stock
               Purchase Agreement(15)
    10.37      Escrow Agreement dated as of September 30, 1999 among Joshua
               H. Pokempner, as agent, the Company and Bank One Trust
               Company, NA, as escrow agent(15)
    10.38      Transition Services Agreement dated as of October 1, 1999
               between Colorbok LLC and Flying Colors Toys, Inc.(15)
    10.39      Lease dated as of October 1, 1999 between Shore Properties
               LLC and Flying Colors Toys, Inc.(15)
    10.40      [RESERVED]
    10.41      Series A Cumulative Convertible Preferred Stock Purchase
               Agreement dated April 1, 1998 among the Company, Renaissance
               Capital Growth & Income Fund III, Inc. and ProFutures Bridge
               Capital Fund, L.P.(7)
    21         Subsidiaries of the Company(17)
    23         Consent of Pannell Kerr Forster, Certified Public
               Accountants, A Professional Corporation, Los Angeles,
               California(17)
    27         Financial Data Schedule(17)

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

(12) Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed April 22, 1999, and incorporated herein by reference.

(13) Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 9, 1999, and incorporated herein by reference.

(14) Filed previously as an exhibit to the Company's Current Report on Form 8-K, filed October 19, 1999, and incorporated herein by reference.

(15) Filed previously as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-90055), filed November 1, 1999, and incorporated herein by reference.

(16) Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 3, 1999, and incorporated herein by reference.

(17) Filed herewith.

(P)  Filed in paper format pursuant to a hardship exemption under Regulation
     232.202 of Regulation S-T.

 (*)  Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on October 19, 1999 and an amendment thereto on Form 8-K/A on November 9, 1999, relating to the Company's acquisition of Flying Colors Toys, Inc., which closed on October 5, 1999 (effective as of October 1, 1999). The Current Report, as amended, included audited financial statements of the Flying Colors Division of Flying Colors Toys, Inc. [Financial Statements of Businesses Acquired] and JAKKS Pacific, Inc. Unaudited Pro Forma Consolidated Financial Statements [Pro Forma Financial Information], which were incorporated by reference from the Company's Registration Statement on Form S-3 (Reg. No. 333-90357), pages F-28 to F-45.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2000                     JAKKS PACIFIC, INC.

                                          By:        /s/ JACK FRIEDMAN
                                            ------------------------------------
                                                       Jack Friedman
                                                        Chairman and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                  /s/ JACK FRIEDMAN                         Chairman of the Board       March 29, 2000
-----------------------------------------------------         of Directors and
                    Jack Friedman                          Chief Executive Officer
                                                        (Principal Executive Officer)

                 /s/ JOEL M. BENNETT                       Chief Financial Officer      March 29, 2000
-----------------------------------------------------   (Principal Financial Officer
                   Joel M. Bennett                                    and
                                                        Principal Accounting Officer)

                /s/ STEPHEN G. BERMAN                             Director              March 29, 2000
-----------------------------------------------------
                  Stephen G. Berman

                 /s/ ROBERT E. GLICK                              Director              March 29, 2000
-----------------------------------------------------
                   Robert E. Glick

                /s/ MICHAEL G. MILLER                             Director              March 29, 2000
-----------------------------------------------------
                  Michael G. Miller

                 /s/ MURRAY L. SKALA                              Director              March 29, 2000
-----------------------------------------------------
                   Murray L. Skala

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     3.1       Restated Certificate of Incorporation of the Company(1)
     3.1.1     Certificate of Designation of 4% Redeemable Convertible
               Preferred Stock of the Company(6)
     3.1.2     Certificate of Designation and Preferences of Series A
               Cumulative Convertible Preferred Stock of the Company(7)
     3.1.3     Certificate of Elimination of All Shares of 4% Redeemable
               Convertible Preferred Stock of the Company(7)
     3.1.4     Certificate of Amendment of Restated Certificate of
               Incorporation of the Company(11)
     3.2       By-Laws of the Company(1)
     3.2.1     Amendment to By-Laws of the Company(2)
    10.1       Third Amended and Restated 1995 Stock Option Plan(9)(*)
    10.1A      1999 Amendment to Third Amended and Restated 1995 Stock
               Option Plan (15)(*)
    10.2       Employment Agreement between the Company and Jack Friedman dated January 1, 1998(8)(*)
    10.2.1     Amendment, dated January 1, 1999, to Employment Agreement
               between the Company and Jack Friedman(12)(*)
    10.3       Employment Agreement between the Company and Stephen G.
               Berman dated January 1, 1998(8)(*)
    10.3.1     Amendment, dated January 1, 1999, to Employment Agreement
               between the Company and Stephen G. Berman(12)(*)
    10.4       Employment Agreement between the Company and Jack Friedman dated as of July 1, 1999 (16)(*)
    10.4.1     Amendment, dated as of February 7, 2000, to Employment
               Agreement between the Company and Jack Friedman(17)
    10.5       Employment Agreement between the Company and Stephen G.
               Berman dated as of July 1, 1999 (16)(*)
    10.5.1     Amendment, dated as of February 7, 2000, to Employment
               Agreement between the Company and Stephen G. Berman (17)
    10.6       Purchase Agreement among the Company, JAKKS Acquisition
               Corp., Road Champs, Inc., Road Champs Ltd., Die Cast
               Associates, Inc. and the shareholders of Road Champs, Inc.
               dated January 21, 1997(3)
    10.7.1     Office Lease dated June 18, 1997 between the Company and
               Malibu Vista Partners(8)(P)
    10.7.2     Supplemental Lease dated August 10, 1998 between Malibu
               Vista Partners and the Company(10)
    10.7.3     Third Amendment dated January 25, 1999 to Lease between the
               Company and Malibu Vista Partners (12)
    10.8       Lease of the Company's warehouse space at 7 Patton Drive,
               West Caldwell, New Jersey and amendment thereto(3)
    10.8A      Office Lease dated March 27, 1998 between the Company and
               Hundal of Union L.P.(8)(P)
    10.9       Lease of the Company's showroom at the Toy Center South, 200
               Fifth Avenue, New York, New York(1)

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.10      Lease of the Company's showroom at the Toy Center North,
               1107 Broadway, New York, New York(3)
    10.11      Tenancy Agreement dated March 14, 1998 between the Company and Astoria Investment Company, Ltd.(8)(P)
    10.11A     Office Lease dated September 24, 1998 between Astoria
               Investment Company Limited and Road Champs Ltd.(10)
    10.11B     Lease Agreement dated June 2, 1999 between Astoria
               Investment Company Limited and Road Champs Limited(13)
    10.12      License Agreement with Titan Sports, Inc. dated October 24,
               1995(1)
    10.12.1    Amendment to License Agreement with Titan Sports, Inc. dated
               April 22, 1996(4)
    10.12.2    Amendment to License Agreement with Titan Sports, Inc. dated
               January 21, 1997(4)
    10.12.3    Amendment to License Agreement with Titan Sports, Inc. dated
               December 3, 1997(8)
    10.12.4    Amendment to License Agreement with Titan Sports, Inc. dated
               January 29, 1998(8)
    10.12.5    Amendment to License Agreement with Titan Sports, Inc. dated
               June 24, 1998(12)
    10.12.6    Amendment to License Agreement with Titan Sports, Inc. dated
               February 11, 1999(12)
    10.13      International License Agreement with Titan Sports, Inc.
               dated February 10, 1997(4)
    10.13.1    Amendment to International License Agreement with Titan
               Sports, Inc. dated December 3, 1997(8)
    10.13.2    Amendment to International License Agreement with Titan
               Sports, Inc. dated January 29, 1998(8)
    10.14      License Agreement with Saban Merchandising, Inc. and Saban
               International N.V. dated May 21, 1996, with amendment dated
               October 31, 1996(4)
    10.15      License Agreement with Wow Wee International dated June 1,
               1996(4)
    10.16      Agreement with Quantum Toy Concepts Pty, Ltd. dated July
               1996(4)
    10.17      Employment Agreement dated as of October 1, 1999 between the
               Company and Michael Bianco(15)(*)
    10.18      Employment Agreement dated as of October 1, 1999 between the
               Company and Joshua H. Pokempner(15)(*)
    10.19      Warrant to purchase 150,000 shares of Common Stock dated
               January 8, 1997 issued to Joseph Charles & Associates,
               Inc.(8)
    10.20      Office Lease dated November 18, 1999 between the Company and
               Winco Maliview Partners(17)
    10.21      Option Agreement dated August 28, 1997 between the Company and Silverman Heller Associates(8)
    10.22      Consulting Agreement dated July 30, 1997 between the Company and Silverman Heller Associates(8)
    10.23      Option Agreement dated August 28, 1997 between the Company and Joseph Charles & Associates, Inc.(5)
    10.24      Engagement Letter dated August 28, 1997 between the Company and Joseph Charles & Associates, Inc.(5)
    10.25      Consulting Agreement between the Company and Sheldon Weiner
               Sales Organization, Inc. dated June 18, 1996(5)

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.26.1    Stock Option Agreement between the Company and Sheldon
               Weiner Sales Organization, Inc. dated June 18, 1996(5)
    10.26.2    Restated Stock Option Agreement between the Company and
               Sheldon Weiner Sales Organization, Inc. dated June 18,
               1996(5)
    10.27      Restated Option Agreement between the Company and Murray
               Bass dated September 1, 1995(5)
    10.28      Restated Option Agreement between the Company and Joel
               Bennett dated September 1, 1995(5)
    10.29      Restated Option Agreement between the Company and Gina
               Hancock dated September 1, 1995(5)
    10.30      Restated Option Agreement between the Company and Wills Hon dated September 1, 1995(5)
    10.31      Restated Option Agreement between the Company and Bruce Katz dated September 1, 1995(5)
    10.32      Trademark Purchase Agreement dated October 24, 1997 between the Company and Azrak-Hamway International, Inc.(6)
    10.33      $1,200,000 Promissory Note dated October 24, 1997 of the
               Company payable to Azrak-Hamway International, Inc.(6)
    10.34      Manufacturing and Supply Agreement dated October 24, 1997
               between the Company and Azrak- Hamway International, Inc.(6)
    10.35      Security Agreement dated October 24, 1997 between the
               Company and Azrak-Hamway International, Inc.(6)
    10.36      Stock Purchase Agreement dated as of September 22, 1999
               among the Company, Flying Colors Toys, Inc. and its
               Shareholders(15)
    10.36.1    First Amendment dated as of September 30, 1999 to Stock
               Purchase Agreement(15)
    10.37      Escrow Agreement dated as of September 30, 1999 among Joshua
               H. Pokempner, as agent, the Company and Bank One Trust
               Company, NA, as escrow agent(15)
    10.38      Transition Services Agreement dated as of October 1, 1999
               between Colorbok LLC and Flying Colors Toys, Inc.(15)
    10.39      Lease dated as of October 1, 1999 between Shore Properties
               LLC and Flying Colors Toys, Inc.(15)
    10.40      [RESERVED]
    10.41      Series A Cumulative Convertible Preferred Stock Purchase
               Agreement dated April 1, 1998 among the Company, Renaissance
               Capital Growth & Income Fund III, Inc. and ProFutures Bridge
               Capital Fund, L.P.(7)
    21         Subsidiaries of the Company(17)
    23         Consent of Pannell Kerr Forster, Certified Public
               Accountants, A Professional Corporation, Los Angeles,
               California(17)
    27         Financial Data Schedule(17)

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

(12) Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed April 22, 1999, and incorporated herein by reference.

(13) Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 9, 1999, and incorporated herein by reference.

(14) Filed previously as an exhibit to the Company's Current Report on Form 8-K, filed October 19, 1999, and incorporated herein by reference.

(15) Filed previously as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-90055), filed November 1, 1999, and incorporated herein by reference.

(16) Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 3, 1999, and incorporated herein by reference.

(17) Filed herewith.

(P)  Filed in paper format pursuant to a hardship exemption under Regulation
     232.202 of Regulation S-T.

 (*)  Management contract or compensatory plan or arrangement.