Form 10-Q
period 2000-03-31
JAKKS PACIFIC INC
filed 2000-05-10
CIK 1009829

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

                                ---------------


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

Yes   [X]      No   [ ]

                                 ---------------

The number of shares outstanding of the issuer's common stock is 19,362,553 (as of May 10, 2000).


================================================================================

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

                               ITEMS IN FORM 10-Q


                                                                                            PAGE
                                                                                            ----
Facing page

Part I       FINANCIAL INFORMATION

Item 1.      Financial Statements.

             Condensed consolidated balance sheet -
             December 31, 1999 and March 31, 2000 (unaudited)                                  3

             Condensed consolidated statements of operations for the three months
             ended March 31, 1999 and 2000 (unaudited)                                         4

             Condensed consolidated statements of cash flows for the three months ended
             March 31, 1999 and 2000 (unaudited)                                               5

             Notes to condensed consolidated financial
             statements (unaudited)                                                            6

Item 2.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations.                                                            8

Item 3.      Quantitative and Qualitative Disclosures
             About Market Risk.                                                               13

Part II      OTHER INFORMATION

Item 1.      Legal Proceedings.                                                             None

Item 2.      Changes in Securities and Use of Proceeds.                                     None

Item 3.      Defaults Upon Senior Securities.                                               None

Item 4.      Submission of Matters to
             a Vote of Security Holders.                                                    None

Item 5.      Other Information.                                                               14

Item 6.      Exhibits and Reports on Form 8-K.                                                14

Signatures.                                                                                   15

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

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet

                                     ASSETS

                                                                  December 31, 1999    March 31, 2000
                                                                  -----------------    --------------
                                                                                         (unaudited)
Current assets
     Cash and cash equivalents                                       $ 57,546,406       $ 72,441,969
     Marketable securities                                             39,333,944         24,264,618
     Accounts receivable, net                                          38,024,903         39,978,118
     Inventory, net                                                    19,863,508         17,262,114
     Advance royalty payments                                           1,137,238          2,407,265
     Prepaid expenses and other current assets                          1,617,692            273,873
                                                                     ------------       ------------
          Total current assets                                        157,523,691        156,627,957
                                                                     ------------       ------------
Office furniture and equipment                                          1,233,068          1,507,907
Molds and tooling                                                      15,283,211         16,497,300
Leasehold improvements                                                    344,263          1,128,311
                                                                     ------------       ------------
          Total                                                        16,860,542         19,133,518
Less accumulated depreciation and amortization                          5,320,103          6,545,675
                                                                     ------------       ------------
          Property and equipment, net                                  11,540,439         12,587,843
                                                                     ------------       ------------
Investment in joint venture                                             3,658,339          5,256,967
Goodwill, net                                                          46,020,232         45,605,175
Trademarks, net                                                        12,633,248         12,501,072
Intangibles and deposits, net                                           1,502,147          1,337,408
                                                                     ------------       ------------
                  Total assets                                       $232,878,096       $233,916,422
                                                                     ============       ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                $  9,962,655       $  8,513,712
     Accrued expenses                                                  15,856,505         12,739,579
     Reserve for sales returns and allowances                          15,318,001         12,300,554
     Income taxes payable                                               3,211,926          5,046,154
     Current portion of long term debt                                      4,967              4,967
                                                                     ------------       ------------
          Total current liabilities                                    44,354,054         38,604,966
                                                                     ------------       ------------
Long term debt                                                              8,713              7,471
Deferred income taxes                                                   1,013,834            895,859
                                                                     ------------       ------------
          Total liabilities                                            45,376,601         39,508,296
                                                                     ============       ------------
Commitments

Stockholders' equity
     Preferred stock, $.001 par value; 1,000,000
      shares authorized, no shares issued                                      --                 --
     Common stock, $.001 par value; 25,000,000 shares authorized;
      19,272,692 and 19,338,056 shares issued and outstanding              19,273             19,338
     Additional paid-in capital                                       155,172,781        155,475,914
     Retained earnings                                                 32,309,441         38,912,874
                                                                     ------------       ------------
          Total stockholders' equity                                  187,501,495        194,408,126
                                                                     ------------       ------------
                  Total liabilities and stockholders' equity         $232,878,096       $233,916,422
                                                                     ============       ============


     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
         For the Three Months Ended March 31, 1999 and 2000 (Unaudited)


                                                   Three Months Ended March 31,
                                                       1999           2000
  Net sales                                        $24,960,292     $50,782,075

  Cost of sales                                     14,196,532      30,678,416
                                                   -----------     -----------

  Gross profit                                      10,763,760      20,103,659

  Selling, general and administrative expenses       8,020,425      16,099,802
                                                   -----------     -----------

  Income from operations                             2,743,335       4,003,857

  Other (income) and expense:

  Income from Joint Venture                                 --      (5,211,345)

  Other expense                                             --         451,803

  Interest income                                     (132,466)       (952,046)

  Interest expense                                     133,151              --
                                                   -----------     -----------

  Income before provision for income taxes           2,742,650       9,715,445

  Provision for income taxes                           737,453       3,112,012
                                                   -----------     -----------

  Net income                                       $ 2,005,197     $ 6,603,433
                                                   ===========     ===========
  Net income per share - basic                     $      0.18     $      0.34
                                                   ===========     ===========
  Net income per share - diluted                   $      0.17     $      0.32
                                                   ===========     ===========




     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
         For the Three Months Ended March 31, 1999 and 2000 (Unaudited)

                                                                 Three Months Ended March 31,
                                                                     1999           2000
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                     $ 2,005,197     $ 6,603,433
                                                                 -----------     -----------
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Depreciation and amortization                                  747,265       1,881,137
      Change in operating assets and liabilities
        Accounts receivable                                        1,461,912      (1,953,215)
        Preferred return from joint venture                               --      (1,598,628)
        Inventory                                                 (2,584,801)      2,601,394
        Advanced royalty payments                                   (206,059)     (1,270,027)
        Prepaid expenses and other                                  (272,057)      1,343,818
        Accounts payable                                             976,038      (1,448,943)
        Accrued expenses                                             121,985      (3,116,926)
        Income taxes payable                                         (53,195)      1,834,228
        Reserve for sales returns and allowances                   1,415,261      (3,017,447)
        Deferred income taxes                                          1,876        (117,975)
        Sale of marketable securities                                     --      15,069,326
                                                                 -----------     -----------
            Total adjustments                                      1,608,225      10,206,742
                                                                 -----------     -----------
            Net Cash provided by operating activities              3,613,422      16,810,175
                                                                 -----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Deferred offering and acquisition costs                            (12,682)             --
  Purchase of Property and equipment, net of deletions            (1,629,955)     (2,272,976)
  Other assets                                                       397,463          56,408
  Investment in joint venture                                         (9,144)             --
                                                                 -----------      ----------
            Net Cash used by investing activities                  1,254,318       2,216,568
                                                                 -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Offering costs - common stock                                     (143,808)             --
  Proceeds from stock options and warrants exercised               1,663,083         303,198
  Dividends paid on convertible preferred stock                     (350,000)             --
  Repayment of long term debt                                             --          (1,242)
                                                                 -----------     -----------
            Net Cash provided by financing activities              1,169,275         301,956
                                                                 -----------     -----------
Net increase in cash and cash equivalents                          3,528,379      14,895,563
Cash and cash equivalents, beginning of period                    12,452,201      57,546,406
                                                                 -----------     -----------
Cash and cash equivalents, end of period                         $15,980,580     $72,441,969
                                                                 ===========     ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Income taxes                                                   $   749,793     $ 1,277,784
                                                                 ===========     ===========
  Interest                                                       $   133,151     $        --
                                                                 ===========     ===========

See note 4 for additional supplemental information to condensed consolidated financial statements.



     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2000

Note 1 - Basis of presentation

The accompanying 1999 and 2000 unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K, which contains financial information for the years ended December 31, 1997, 1998 and 1999.

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

All common shares and common share equivalents have been adjusted retroactively to give effect to a three-for-two stock split paid on November 4, 1999.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                                 March 31, 2000

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

                                                            THREE MONTHS ENDED MARCH 31,
                                    ---------------------------------------------------------------------------------
                                                    1999                                           2000
                                   ------------------------------------          ------------------------------------
                                                 WEIGHTED                                      WEIGHTED
                                                  AVERAGE                                      AVERAGE
                                   INCOME         SHARES       PER-SHARE          INCOME        SHARES      PER-SHARE
                                  --------      ----------     ---------         --------     ---------     ---------

Net income per share - basic
Net Income...................   $2,005,197                                      $6,603,433
Preferred Dividends
 Declared/Paid...............     (350,000)                                             --
                                ----------                                      ----------
Net income available to
 common stockholders.........    1,655,197     9,170,945       $0.18             6,603,433    19,289,560       $0.34
                                ----------    ----------       -----            ----------    ----------       -----
Effect of dilutive securities
Options and warrants.........           --     1,049,879                                --     1,084,437
9% convertible debentures....       93,183     1,565,217                                --            --
7% convertible preferred
   stock.....................      350,000       837,987                                --            --
                                  --------    ----------                        ----------     ---------

Net income per share - diluted
Income available to common
  stockholders plus assumed
  exercises and conversions...  $2,098,380    12,624,028       $0.17            $6,603,433    20,373,997       $0.32
                                ==========    ==========       =====            ==========    ==========       =====


Note 3 -- Preferred stock and common stock

     During 1999, the Company issued and sold 6,810,955 shares of its common stock in public offerings and received $117.8 million of net proceeds.

Note 4 -- Supplemental information to condensed consolidated statements of cash flows

     In 1999, the holders of $6.0 million principal amount of the Company's 9% convertible debentures converted all such debentures into an aggregate of 1,565,218 shares of the Company's common stock. Additionally, all 1,000 outstanding shares of 7% cumulative convertible preferred stock with a total stockholders' equity value of $4,731,152 were converted into an aggregate of 837,987 shares of the Company's common stock.

Note 5 -- Acquisitions

     In June 1999, the Company purchased all of the outstanding shares of Berk Corporation, a producer of educational toy foam puzzle mats and activity sets, for approximately $3.3 million in cash. In connection with this acquisition, the Company assumed liabilities of approximately $3.1 million and incurred acquisition costs of approximately $113,000.

     In October 1999, the Company acquired all of the stock of Flying Colors Toys, Inc. for approximately $52.9 million. Consideration paid at closing was in cash. Professional fees totaling $310,667 were incurred as part of the acquisition costs. Contingent consideration includes an earn-out in an amount of up to $4.5 million in each of the three 12-month periods following the closing, if gross profits of Flying Colors Toys branded products achieve certain prescribed levels in each of such periods.

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

     Our products currently include (1) action figures and accessories featuring licensed characters, principally from the World Wrestling Federation license,
(2) Flying Colors molded plastic activity sets, clay compound playsets and lunch boxes, (3) Wheels division products, including Road Champs die-cast collectible and toy vehicles and Remco toy vehicles and role-play toys and accessories, (4) Child Guidance infant and pre-school electronic toys, educational toy foam puzzle mats and blocks, activity sets and outdoor products, and (5) fashion and mini dolls and related accessories.

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

     In June 1998, we formed a joint venture with THQ Inc., a developer, publisher and distributor of interactive entertainment software, and the joint venture licensed the rights from World Wrestling Federation Entertainment to publish World Wrestling Federation electronic video game software on all platforms. The first games produced under this license were released in November 1999. We are entitled to receive a guaranteed preferred return based on the sales of the video games, and THQ is entitled to receive the balance of the profits generated by the joint venture.

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

     We establish reserves for sales allowances, including promotional allowances and allowances for anticipated defective product returns and potential markdowns, at the time of shipment. The reserves are determined as a percentage of net sales based upon either historical experience or on estimates or programs agreed upon by our customers.

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

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            ------------------
                                                             1999        2000
                                                            ------      ------
Net sales.............................................      100.0%      100.0%
Cost of sales.........................................       56.9        60.4
                                                            -----       -----
Gross profit..........................................       43.1        39.6
Selling, general and administrative expenses..........       32.1        31.7
                                                            -----       -----
Income from operations................................       11.0         7.9
Income from joint venture.............................         --       (10.3)
Interest, net.........................................        0.0        (1.8)
Other expenses........................................        0.0         0.9
                                                             -----      -----
Income before income taxes............................       11.0        19.1
Provision for income taxes............................        3.0         6.1
                                                            -----       -----
Net income............................................        8.0%       13.0%
                                                            =====       =====

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     Net Sales. Net sales increased $25.8 million, or 103.5%, to $50.8 million in 2000 from $24.9 million in 1999. The significant growth in net sales was due primarily to the continuing sales of the World Wrestling Federation action figure product line with its expanded product offerings and frequent character releases, as well as to increasing sales in our Wheels division, consisting primarily of our Road Champs die-cast toy and collectible vehicles with the launch of the BXS die-cast bicycles, fashion and holiday dolls and Child Guidance pre-school toys and the additions of Berk products, which contributed nominally to operations beginning in the third quarter of 1999 and Flying Colors products, which began contributing to operations beginning in the fourth quarter of 1999.

     Gross Profit. Gross profit increased $9.3 million, or 86.8%, to $20.1 million in 2000, or 39.6% of net sales, from $10.8 million, or 43.1% of net sales, in 1999. The overall increase in gross profit was attributable to the significant increase in net sales. The decrease in the gross profit margin of 3.5% of net sales was due in part to higher in-bound freight costs incurred to more quickly launch our BXS die-cast bicycle product line and close-outs of certain Flying Colors products in preparation of the transfer of such products from the Michigan distribution facilities to our third party facilities in Washington state. Additionally, the amortization expense of molds and tools used in the manufacture of our products and royalty expense increased as a percentage of net sales due to changes in the product mix and the launch of a larger number of products in 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $16.1 million in 2000 and $8.0 million in 1999, constituting 31.7% and 32.1% of net sales, respectively. The overall significant increase of $8.1 million in such costs was due to costs incurred in support of the Company's development, marketing and distribution of products under its recent acquisition of Flying Color Toys trademarks. Selling, general and administrative expenses decreased as a percentage of net sales due in part to the fixed nature of certain of these expenses. The overall dollar increase was also due to the significant increase in net sales with its proportionate impact on variable selling costs such as freight and shipping related expenses, sales commissions, cooperative advertising and travel expenses, among others. We produced television commercials in support of several of our products, including World Wrestling Federation action figures, in 1999 and 2000. From time to time, we may increase our advertising efforts, including the use of more expensive advertising media, such as television, if we deem it appropriate for particular products.

     Income from Joint Venture. Beginning in the fourth quarter of 1999, we began to earn our preferred return on the sale of World Wrestling Federation video games by our joint venture with THQ.

     Interest Net. We had no interest-bearing obligations in 2000 with the conversion of our convertible debentures in 1999. In addition, we had significantly higher average cash balances during 2000 than in 1999 due to the net proceeds from the sale of our common stock in May 1999 and in December 1999.

     Other Expense. Other expense in 2000 consists mainly of expenses related to the lease termination of certain Flying Colors facilities and other related shut-down costs. No such expenses were incurred in 1999.

     Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 1999 and 2000, at effective tax rates of 26.9% in 1999 and 32.0% in 2000, benefiting from a flat 16.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong. As of March 31, 2000, we had deferred tax assets of approximately $1.4 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In making this determination, management considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

SEASONALITY

     The retail toy industry is inherently seasonal. Generally, in the past, the Company's sales have been highest during the third and fourth quarters, and collections for those sales have been highest during the succeeding fiscal quarters. The Company's working capital needs have been highest during the third and fourth quarters.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, we had working capital of $118.0 million, as compared to $113.2 million as of December 31, 1999. This increase was primarily attributable to our operating activities.

     Operating activities provided net cash of $16.8 million in 2000, as compared to $3.6 million in 1999. Net cash was provided primarily by net income, non-cash charges, such as depreciation and amortization, and the sale of marketable securities, as well as a decrease in inventory, prepaid expenses and an increase in income tax payable, which were offset in part by increases in preferred return from joint venture, accounts receivable, advanced royalty payments and decreases in accounts payable, accrued expenses and reserves for sales returns and allowances. As of March 31, 2000, we had cash and cash equivalents of $72.4 million and marketable securities of $24.3 million.

     Our investing activities used net cash of $2.2 million in 2000, as compared to $1.3 million in 1999, consisting primarily of the purchase of molds and tooling used in the manufacture of our products in 2000 and 1999. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties ranging from 1% to 10% payable on net sales of such products. As of March 31, 2000, these agreements required future aggregate minimum guarantees of $13.4 million, exclusive of $2.4 million in advances already paid.

     Our financing activities provided net cash of $.3 million in 2000, consisting primarily of the exercises of options and warrants. In 1999, financing activities provided net cash of $1.2 million, consisting primarily of the exercise of options and warrants.

     In 1999, the holders of $6.0 million principal amount of our 9.0% convertible debentures converted all such debentures into 1,565,218 shares of our common stock.

     In 1999, we received $117.8 million in net proceeds from the issuance of shares of our common stock in public offerings.

     In June 1999, we purchased all the outstanding capital stock of Berk Corporation for approximately $3.3 million. We also agreed to pay an earn-out of up to $500,000 if sales of Berk products achieve certain prescribed levels over the 12-month period ending June 30, 2000. Berk is a leading producer of educational toy foam puzzle mats and blocks featuring popular licensed characters, including Mickey Mouse, Minnie Mouse, Winnie the Pooh, Blue's Clues, Barney, Teletubbies, Sesame Street, Looney Tunes and Toy Story II characters, and non-licensed activity sets and outdoor products.

     On October 5, 1999, we completed the acquisition of the Flying Colors Toys product line through the purchase of all the outstanding capital stock of Flying Colors Toys, a privately-held company based in Dexter, Michigan. At or shortly after the closing we paid approximately $34.7 million for the stock and paid off approximately $17.6 million of indebtedness. We also agreed to pay an earn-out of up to $13.5 million over the 36-month period following the closing if net sales of Flying Colors products achieve certain targeted levels during this period. Two of Flying Colors Toys' senior executives and most of its creative design and product development staff have remained with Flying Colors Toys. Flying Colors Toys' principal products include molded plastic activity kits, clay compound playsets and lunch boxes featuring licensed characters, including Barbie, Rugrats, Blue's Clues and Looney Tunes characters. The kits cover a broad range of products and activities, such as make and paint your own characters, jewelry making, art studios, posters, puzzles and other projects.

     We believe that our cash flow from operations, cash and cash equivalents on hand and marketable securities will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all.

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

     MOST LIKELY CONSEQUENCES OF YEAR 2000 PROBLEMS. We believe that we have identified and resolved all year 2000 problems that could materially adversely affect our business operations. Since January 1, 2000, we have not experienced any year 2000 problems that have affected our business and operations. However, we believe that it is not possible to determine with complete certainty that all year 2000 problems affecting us have been identified or corrected. The number of devices and systems that could be affected and the interactions among these devices and systems are too numerous to address. In addition, we cannot accurately predict whether failures will occur as a result of the year 2000 problem or the severity, timing, duration or financial consequences of these potential failures. As a result, we believe it is possible that operational inconveniences and inefficiencies for us, our contract manufacturers and our customers may occur that will divert management's time and attention and financial and human resources from ordinary business activities.

     CONTINGENCY PLANS. We have developed contingency plans to be implemented if our efforts to identify and correct year 2000 problems affecting our internal systems are not effective. Depending on the systems affected, these plans include:

     o    accelerated replacement of affected equipment or software;

     o short- to medium-term use of backup equipment or software or other redundant systems;

     o increased work hours for our personnel or the hiring of additional information technology staff; and

     o the use of contract personnel to correct, on an accelerated basis, any year 2000 problems that arise or to provide interim alternative solutions for information system deficiencies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of March 31, 2000, we have not used derivative instruments or engaged in hedging activities to minimize our market risk.

INTEREST RATE RISK

      As of March 31, 2000, we do not have any bank loan or other credit facility, nor do we have any outstanding debt securities, and, accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

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

                           PART II. OTHER INFORMATION


ITEM 5. OTHER INFORMATION

     We expect to hold our annual meeting of stockholders on June 23, 2000 and to mail the proxy materials relating to the meeting on or about May 24, 2000. We have not received notice of any proposal or other matter to be presented by any stockholder at the meeting.


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

3.1.2          Certificate of Elimination of All Shares of 4% Redeemable
               Convertible Preferred Stock of the Company(2)

3.1.3 Certificate of Amendment of Restated Certificate of Incorporation of the Company(3)

3.2.1          By-Laws of the Company(1)

3.2.2          Amendment to By-Laws of the Company(4)

10.3.1* Amendment, dated as of February 7, 2000, to Employment Agreement between the Company and Jack Friedman(5)

10.3.2* Amendment, dated as of February 7, 2000, to Employment Agreement between the Company and Stephen G. Berman(5)

27             Financial Data Schedule(6)


-------------------------
 *      Management contract or compensatory plan, contract or arrangement.

(1) Filed previously as an exhibit to the Company's Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(2) Filed previously as an exhibit to the Company's Current Report on Form 8-K, filed April 7, 1998, and incorporated herein by reference.

(3) Filed previously as exhibit 4.1.2 of the Company's Registration Statement on Form S-3 (Reg. No. 333-74717), filed on March 9, 1999, and incorporated herein by reference.

(4) Filed previously as an exhibit to the Company's Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(5) Filed previously as an exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed on March 30, 2000, and incorporated herein by reference.

(6)     Filed herewith.

(b)     Reports on Form 8-K

        No Current Report on Form 8-K was filed in the fiscal quarter ended March 31, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Registrant:

                                            JAKKS PACIFIC, INC.



Date: May 10, 2000                          By:  /s/ Joel M. Bennett
                                                 --------------------
                                                 Chief Financial Officer
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

3.1.2          Certificate of Elimination of All Shares of 4% Redeemable
               Convertible Preferred Stock of the Company(2)

3.1.3          Certificate of Amendment of Restated Certificate of
               Incorporation of the Company(3)

3.2.1          By-Laws of the Company(1)

3.2.2          Amendment to By-Laws of the Company(4)

10.3.1* Amendment, dated as of February 7, 2000, to Employment Agreement between the Company and Jack Friedman(5)

10.3.2* Amendment, dated as of February 7, 2000, to Employment Agreement between the Company and Stephen G. Berman(5)

27             Financial Data Schedule(6)


-------------------------
 *      Management contract or compensatory plan, contract or arrangement.

(1) Filed previously as an exhibit to the Company's Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(2) Filed previously as an exhibit to the Company's Current Report on Form 8-K, filed April 7, 1998, and incorporated herein by reference.

(3) Filed previously as exhibit 4.1.2 of the Company's Registration Statement on Form S-3 (Reg. No. 333-74717), filed on March 9, 1999, and incorporated herein by reference.

(4) Filed previously as an exhibit to the Company's Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(5) Filed previously as an exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed on March 30, 2000, and incorporated herein by reference.

(6)     Filed herewith.