Form 10-Q/A
period 2000-03-31
JAKKS PACIFIC INC
filed 2000-05-11
CIK 1009829

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ---------------

                                  FORM 10-Q/A

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

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q/A
                          QUARTER ENDED MARCH 31, 2000

                              ITEMS IN FORM 10-Q/A


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

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet

                                     ASSETS

                                                                  December 31, 1999    March 31, 2000
                                                                  -----------------    --------------
                                                                                         (unaudited)
Current assets
     Cash and cash equivalents                                       $ 57,546,406       $ 72,441,969
     Marketable securities                                             39,333,944         24,264,618
     Accounts receivable, net                                          38,024,903         39,978,118
     Inventory, net                                                    19,863,508         17,262,114
     Advance royalty payments                                           1,137,238          2,407,265
     Prepaid expenses and other current assets                          1,617,692            273,873
                                                                     ------------       ------------
          Total current assets                                        157,523,691        156,627,957
                                                                     ------------       ------------
Office furniture and equipment                                          1,233,068          1,507,907
Molds and tooling                                                      15,283,211         16,497,300
Leasehold improvements                                                    344,263          1,128,311
                                                                     ------------       ------------
          Total                                                        16,860,542         19,133,518
Less accumulated depreciation and amortization                          5,320,103          6,545,675
                                                                     ------------       ------------
          Property and equipment, net                                  11,540,439         12,587,843
                                                                     ------------       ------------
Investment in joint venture                                             3,658,339          5,256,967
Goodwill, net                                                          46,020,232         45,605,175
Trademarks, net                                                        12,633,248         12,501,072
Intangibles and deposits, net                                           1,502,147          1,337,408
                                                                     ------------       ------------
                  Total assets                                       $232,878,096       $233,916,422
                                                                     ============       ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                $  9,962,655       $  8,513,712
     Accrued expenses                                                  15,856,505         12,739,579
     Reserve for sales returns and allowances                          15,318,001         12,300,554
     Income taxes payable                                               3,211,926          5,046,154
     Current portion of long term debt                                      4,967              4,967
                                                                     ------------       ------------
          Total current liabilities                                    44,354,054         38,604,966
                                                                     ------------       ------------
Long term debt                                                              8,713              7,471
Deferred income taxes                                                   1,013,834            895,859
                                                                     ------------       ------------
          Total liabilities                                            45,376,601         39,508,296
                                                                     ------------       ------------
Commitments

Stockholders' equity
     Preferred stock, $.001 par value; 1,000,000
      shares authorized, no shares issued                                      --                 --
     Common stock, $.001 par value; 25,000,000 shares authorized;
      19,272,692 and 19,338,056 shares issued and outstanding              19,273             19,338
     Additional paid-in capital                                       155,172,781        155,475,914
     Retained earnings                                                 32,309,441         38,912,874
                                                                     ------------       ------------
          Total stockholders' equity                                  187,501,495        194,408,126
                                                                     ------------       ------------
                  Total liabilities and stockholders' equity         $232,878,096       $233,916,422
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

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
         For the Three Months Ended March 31, 1999 and 2000 (Unaudited)

                                                                 Three Months Ended March 31,
                                                                     1999           2000
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                     $ 2,005,197     $ 6,603,433
                                                                 -----------     -----------
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Depreciation and amortization                                  747,265       1,881,137
      Change in operating assets and liabilities
        Accounts receivable                                        1,461,912      (1,953,215)
        Preferred return from joint venture                               --      (1,598,628)
        Inventory                                                 (2,584,801)      2,601,394
        Advanced royalty payments                                   (206,059)     (1,270,027)
        Prepaid expenses and other                                  (272,057)      1,343,818
        Accounts payable                                             976,038      (1,448,943)
        Accrued expenses                                             121,985      (3,116,926)
        Income taxes payable                                         (53,195)      1,834,228
        Reserve for sales returns and allowances                   1,415,261      (3,017,447)
        Deferred income taxes                                          1,876        (117,975)
        Sale of marketable securities                                     --      15,069,326
                                                                 -----------     -----------
            Total adjustments                                      1,608,225      10,206,742
                                                                 -----------     -----------
            Net Cash provided by operating activities              3,613,422      16,810,175
                                                                 -----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Deferred offering and acquisition costs                            (12,682)             --
  Purchase of Property and equipment                              (1,629,955)     (2,272,976)
  Other assets                                                       397,463          56,408
  Investment in joint venture                                         (9,144)             --
                                                                 -----------      ----------
            Net Cash used by investing activities                 (1,254,318)     (2,216,568)
                                                                 -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Offering costs - common stock                                     (143,808)             --
  Proceeds from stock options and warrants exercised               1,663,083         303,198
  Dividends paid on convertible preferred stock                     (350,000)             --
  Repayment of long term debt                                             --          (1,242)
                                                                 -----------     -----------
            Net Cash provided by financing activities              1,169,275         301,956
                                                                 -----------     -----------
Net increase in cash and cash equivalents                          3,528,379      14,895,563
Cash and cash equivalents, beginning of period                    12,452,201      57,546,406
                                                                 -----------     -----------
Cash and cash equivalents, end of period                         $15,980,580     $72,441,969
                                                                 ===========     ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Income taxes                                                   $   749,793     $ 1,277,784
                                                                 ===========     ===========
  Interest                                                       $   133,151     $        --
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

                                            Registrant:

                                            JAKKS PACIFIC, INC.



Date: May 11, 2000                          By:  /s/ Joel M. Bennett
                                                 --------------------
                                                 Chief Financial Officer
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