Form 10-Q
period 2000-06-30
JAKKS PACIFIC INC
filed 2000-08-14
CIK 1009829

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

                                ---------------


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Yes   [X]      No   [ ]

                                 ---------------


The number of shares outstanding of the issuer's common stock is 19,440,830 (as of August 14, 2000).


================================================================================

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED JUNE 30, 2000

                               ITEMS IN FORM 10-Q


                                                                                            PAGE
                                                                                            ----
Facing page

Part I       FINANCIAL INFORMATION

Item 1.      Financial Statements.

             Condensed consolidated balance sheets -
             December 31, 1999 and June 30, 2000 (unaudited)                                   3

             Condensed consolidated statements of operations for the three and six months
             ended June 30, 1999 and 2000 (unaudited)                                          4

             Condensed consolidated statements of cash flows for the six months ended
             June 30, 1999 and 2000 (unaudited)                                                5

             Notes to condensed consolidated financial
             statements (unaudited)                                                            6

Item 2.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations.                                                            8

Item 3.      Quantitative and Qualitative Disclosures
             About Market Risk.                                                               13

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

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                     ASSETS

                                                                  December 31, 1999     June 30, 2000
                                                                  -----------------    --------------
                                                                         (*)             (unaudited)
Current assets
     Cash and cash equivalents                                       $ 57,546,406       $ 65,777,215
     Marketable securities                                             39,333,944         28,045,705
     Accounts receivable, net                                          38,024,903         45,253,165
     Inventory, net                                                    19,863,508         19,640,391
     Advance royalty payments                                           1,137,238          2,217,927
     Prepaid expenses and other current assets                          1,617,692            996,093
                                                                     ------------       ------------
          Total current assets                                        157,523,691        161,930,496
                                                                     ------------       ------------
Office furniture and equipment                                          1,233,068          1,715,564
Molds and tooling                                                      15,283,211         18,814,872
Leasehold improvements                                                    344,263          1,205,750
                                                                     ------------       ------------
          Total                                                        16,860,542         21,736,186
Less accumulated depreciation and amortization                          5,320,103          7,796,954
                                                                     ------------       ------------
          Property and equipment, net                                  11,540,439         13,939,232
                                                                     ------------       ------------
Notes Receivables-Officers                                                     --          3,250,000
Investment in joint venture                                             3,658,339          2,358,885
Goodwill, net                                                          46,020,232         45,190,119
Trademarks, net                                                        12,633,248         12,368,897
Intangibles and deposits, net                                           1,502,147          1,153,741
                                                                     ------------       ------------
                  Total assets                                       $232,878,096       $240,191,370
                                                                     ============       ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued expenses                           $ 41,137,161       $ 34,605,966
     Income taxes payable                                               3,211,926          3,669,104
     Current portion of long term debt                                      4,967                 --
                                                                     ------------       ------------
          Total current liabilities                                    44,354,054         38,275,070
                                                                     ------------       ------------
Long term debt                                                              8,713                 --
Deferred income taxes                                                   1,013,834            826,020
                                                                     ------------       ------------
          Total liabilities                                            45,376,601         39,101,090
                                                                     ------------       ------------
Commitments

Stockholders' equity
     Preferred stock, $.001 par value; 1,000,000
      shares authorized, no shares issued                                      --                 --
     Common stock, $.001 par value; 25,000,000 shares authorized;
      19,272,692 and 19,412,830 shares issued and outstanding              19,273             19,413
     Additional paid-in capital                                       155,172,781        155,921,232
     Retained earnings                                                 32,309,441         45,149,635
                                                                     ------------       ------------
          Total stockholders' equity                                  187,501,495        201,090,280
                                                                     ------------       ------------
                  Total liabilities and stockholders' equity         $232,878,096       $240,191,370
                                                                     ============       ============


     See accompanying notes to condensed consolidated financial statements.

(*) Derived from audited financial statements

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
     For the Three and Six Months Ended June 30, 1999 and 2000 (Unaudited)


                                                   Three Months Ended June 30,    Six Months Ended June 30,
                                                       1999           2000            1999           2000
  Net sales                                        $35,981,209     $50,577,721     $60,941,501      $101,359,796

  Cost of sales                                     21,332,316      28,829,894      35,528,848        59,508,310
                                                   -----------     -----------     -----------      ------------

  Gross profit                                      14,648,893      21,747,827      25,412,653        41,851,486

  Selling, general and administrative expenses      10,424,163      15,032,129      18,444,588        31,131,931
                                                   -----------     -----------     -----------      ------------

  Income from operations                             4,224,730       6,715,698       6,968,065        10,719,555

  Other (income) and expense:

  Income from Joint Venture                                 --      (1,573,792)             --        (6,785,137)

  Other expense                                             --         620,572              --         1,072,375

  Interest income                                     (398,385)     (1,208,242)       (530,851)       (2,160,288)

  Interest expense                                      36,576              --         169,727                --
                                                   -----------     -----------     -----------      ------------

  Income before provision for income taxes           4,586,539       8,877,160       7,329,189        18,592,605

  Provision for income taxes                         1,231,602       2,640,399       1,969,055         5,752,411
                                                   -----------     -----------     -----------      ------------

  Net income                                       $ 3,354,937     $ 6,236,761     $ 5,360,134      $ 12,840,194
                                                   ===========     ===========     ===========      ============
  Net income per share - basic                     $      0.25     $      0.32     $      0.44      $       0.66
                                                   ===========     ===========     ===========      ============
  Net income per share - diluted                   $      0.21     $      0.31     $      0.39      $       0.63
                                                   ===========     ===========     ===========      ============




     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
          For the Six Months Ended June 30, 1999 and 2000 (Unaudited)

                                                                    Six Months Ended June 30,
                                                                       1999           2000
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $ 5,360,134     $12,840,194
                                                                   -----------     -----------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                  1,469,549       3,787,980
      Change in operating assets and liabilities
        Accounts receivable                                         (9,937,611)     (7,228,262)
        Preferred return from joint venture                                 --       1,299,454
        Inventory                                                   (4,566,216)        223,117
        Advanced royalty payments                                     (890,078)     (1,080,689)
        Prepaid expenses and other                                     749,614         621,599
        Accounts payable and accrued expenses                       12,206,368      (6,531,195)
        Income taxes payable                                         1,198,819         457,178
        Deferred income taxes                                         (127,250)       (187,814)
        Sale of marketable securities                                       --      11,288,239
                                                                   -----------     -----------
            Total adjustments                                          103,195       2,649,607
                                                                   -----------     -----------
            Net Cash provided by operating activities                5,463,329      15,489,801
                                                                   -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid in excess of fair value of
    toy business assets acquired (goodwill)                         (4,320,501)             --
  Purchase of Property and equipment                                (3,816,830)     (4,875,644)
  Other assets                                                         310,276         131,741
  Investment in joint venture                                          (53,852)             --
                                                                   -----------     -----------
            Net Cash used by investing activities                   (7,880,907)     (4,743,903)
                                                                   -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                                51,898,066              --
  Proceeds from stock options and warrants exercised                 2,741,025         748,591
  Dividends paid on convertible preferred stock                       (437,500)             --
  Notes Receivable - Officers                                               --      (3,250,000)
  Repayment of long term debt                                               --         (13,680)
                                                                   -----------     -----------
            Net Cash provided (used) by financing activities        54,201,591      (2,515,089)
                                                                   -----------     -----------
Net increase in cash and cash equivalents                           51,784,013       8,230,809
Cash and cash equivalents, beginning of period                      12,452,201      57,546,406
                                                                   -----------     -----------
Cash and cash equivalents, end of period                           $64,236,214     $65,777,215
                                                                   ===========     ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Income taxes                                                     $   897,486     $ 5,610,257
                                                                   ===========     ===========
  Interest                                                         $   169,727     $        --
                                                                   ===========     ===========

See note 4 for additional supplemental information to condensed consolidated financial statements.



     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 June 30, 2000



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

                                 June 30, 2000

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

                                                            THREE MONTHS ENDED JUNE 30,
                                   ----------------------------------------------------------------------------------
                                                    1999                                           2000
                                   ------------------------------------          ------------------------------------
                                                 WEIGHTED                                      WEIGHTED
                                                  AVERAGE                                      AVERAGE
                                   INCOME         SHARES       PER-SHARE          INCOME        SHARES      PER-SHARE
                                  --------      ----------     ---------         --------     ---------     ---------

Net income per share - basic
Net Income...................   $3,354,937                                      $6,236,761
Preferred Dividends
 Declared/Paid...............      (87,500)                                             --
                                ----------                                      ----------
Net income available to
 common stockholders.........    3,267,437    13,244,009       $0.25             6,236,761    19,378,977       $0.32
                                ----------    ----------       -----            ----------    ----------       -----
Effect of dilutive securities
Options and warrants.........           --     1,358,555                                --       992,389
9% convertible debentures....       23,684       326,085                                --            --
7% convertible preferred
   stock.....................       87,500       802,607                                --            --
                                  --------    ----------                        ----------     ---------

Net income per share - diluted
Income available to common
  stockholders plus assumed
  exercises and conversions...  $3,378,621    15,731,256       $0.21            $6,236,761    20,371,366       $0.31
                                ==========    ==========       =====            ==========    ==========       =====


                                                               SIX MONTHS ENDED JUNE 30,
                                   ----------------------------------------------------------------------------------
                                                    1999                                           2000
                                   ------------------------------------          ------------------------------------
                                                 WEIGHTED                                      WEIGHTED
                                                  AVERAGE                                      AVERAGE
                                   INCOME         SHARES       PER-SHARE          INCOME        SHARES      PER-SHARE
                                  --------      ----------     ---------         --------     ---------     ---------

Net income per share - basic
Net Income...................   $5,360,134                                     $12,840,194
Preferred  Stock Dividends...     (437,500)                                             --
                                ----------                                     -----------
Net income available to
 common stockholders.........    4,922,634    11,210,841       $0.44            12,840,194    19,334,289       $0.66
                                ----------    ----------       -----           -----------    ----------       -----
Effect of dilutive securities
Options and warrants.........           --     1,143,060                                --     1,006,173
9% convertible debentures....      116,867       943,478                                --            --
7% convertible preferred
   stock.....................      437,500       820,296                                --            --
                                  --------    ----------                       -----------     ---------

Net income per share - diluted
Income available to common
  stockholders plus assumed
  exercises and conversions...  $5,477,001    14,117,675       $0.39           $12,840,194    20,340,462       $0.63
                                ==========    ==========       =====           ===========    ==========       =====

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

     In October 1999, the Company acquired all of the stock of Flying Colors Toys, Inc. for approximately $52.9 million. Consideration paid at closing was in cash. Professional fees totaling $310,667 were incurred as part of the acquisition costs. Contingent consideration includes an earn-out in an amount of up to $4.5 million in each of the three 12-month periods following the closing, if gross profits of Flying Colors Toys branded products achieve certain prescribed levels in each of such period.

Note 6 -- Notes Receivable From Officers

     As of June 30, 2000, there were two notes receivable from officers totaling $3.0 million issued at interest rates of 6.5% each, with interest payable on each April 28 and October 28 of each year, and principal payable at a maturity date of April 28, 2003. Additionally, there is a third note receivable from an officer for $250,000 issued at an interest rate of 7.0%, with interest and principal payable at a maturity date of May 12, 2002.

Note 7 -- Subsequent Event

     On July 28, 2000, the Company acquired all of the outstanding capital stock of Pentech International for an aggregate purchase price of approximately $20.6 million, which was paid in cash on the closing of the transaction. In addition, the Company paid on the closing $10.0 million to pay down certain indebtedness of Pentech International, assumed liabilities of approximately $23.7 million and incurred estimated legal and other acquisition costs of approximately $1.1 million. Pentech International designs, produces and markets licensed pens, markers, pencils and other writing instruments, craft and activity kits, and related stationery products.

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

     Selling, general and administrative expenses include costs directly associated with the selling process, such as sales commissions, advertising and travel expenses, as well as general corporate expenses, goodwill and trademark amortization and product development. We have recorded goodwill of approximately $47.6 million and trademarks of approximately $13.9 million in connection with acquisitions made to date. Goodwill is being amortized over a 30-year period, while trademark acquisition costs are being amortized over periods ranging from 10 to 30 years.

RESULTS OF OPERATIONS

     The following unaudited table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

                                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                 JUNE 30,               JUNE 30,
                                                            ------------------     -----------------
                                                             1999        2000        1999     2000
                                                            ------      ------     -------   -------
Net sales.............................................      100.0%      100.0%      100.0%    100.0%
Cost of sales.........................................       59.3        57.0        58.3      58.7
                                                            -----       -----       -----     -----
Gross profit..........................................       40.7        43.0        41.7      41.3
Selling, general and administrative expenses..........       29.0        29.7        30.3      30.7
                                                            -----       -----       -----     -----
Income from operations................................       11.7        13.3        11.4      10.6
Income from joint venture.............................         --        (3.1)         --      (6.7)
Interest, net.........................................       (1.0)       (2.4)       (0.6)     (2.1)
Other expenses........................................        0.0         1.2          --       1.1
                                                             -----      -----       -----     -----
Income before income taxes............................       12.7        17.6        12.0      18.3
Provision for income taxes............................        3.4         5.2         3.2       5.7
                                                            -----       -----       -----     -----
Net income............................................        9.3%       12.4%        8.8%     12.6%
                                                            =====       =====       =====     =====

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

     Net Sales. Net sales increased $14.6 million, or 40.6%, to $50.6 million in 2000 from $36.0 million in 1999. The significant growth in net sales was due primarily to the continuing sales of the World Wrestling Federation action figure product line with its expanded product offerings and frequent character releases, as well as to increasing sales in our Wheels division, consisting primarily of our Road Champs die-cast toy and collectible vehicles with its BXS die-cast bicycles and MXS die-cast motorcycles, fashion and holiday dolls and Child Guidance pre-school toys and the additions of Berk foam products, which contributed nominally to operations beginning in the third quarter of 1999 and Flying Colors products, which began contributing to operations beginning in the fourth quarter of 1999.

     Gross Profit. Gross profit increased $7.1 million, or 48.5%, to $21.7 million in 2000, or 43.0% of net sales, from $14.6 million, or 40.7% of net sales, in 1999. The overall increase in gross profit was attributable to the significant increase in net sales. The increase in gross profit margin of 2.3% of Net Sales is attributed to lower product costs associated with the BXS, MXS and wrestling products, which is partially offset by the increase in amortization expense of molds and tools used in the manufacture of our products and royalty expense as a percentage of net sales due to changes in the product mix and the launch of a larger number of products in 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $15.0 million in 2000 and $10.4 million in 1999, constituting 29.7% and 29.0% of net sales, respectively. The overall significant increase of $4.6 million in such costs was due to costs incurred in support of the Company's development, marketing and distribution of products under its recent acquisition of Flying Color Toys trademarks. Selling, general and administrative expenses increased as a percentage of net sales due in part to the fixed nature of certain of these expenses. The overall dollar increase was also due to the significant increase in net sales with its proportionate impact on variable selling costs such as freight and shipping related expenses, sales commissions, cooperative advertising and travel expenses, among others. We produced television commercials in support of several of our products, including World Wrestling Federation action figures, in 1999 and 2000. From time to time, we may increase our advertising efforts, including the use of more expensive advertising media, such as television, if we deem it appropriate for particular products.

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

     Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 1999 and 2000, at effective tax rates of 26.9% in 1999 and 29.7% in 2000, benefiting from a flat 16.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong. As of June 30, 2000, we had deferred tax assets of approximately $1.7 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In making this determination, management considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     Net Sales. Net sales increased $40.4 million, or 66.3%, to $101.4 million in 2000 from $60.9 million in 1999. The significant growth in net sales was due primarily to the continuing sales of the World Wrestling Federation action figure product line with its expanded product offerings and frequent character releases, as well as to increasing sales in our Wheels division, consisting primarily of our Road Champs die-cast toy and collectible vehicles with the launch of the BXS die-cast bicycles, fashion and holiday dolls and Child Guidance pre-school toys and the additions of Berk products, which contributed nominally to operations beginning in the third quarter of 1999 and Flying Colors products, which began contributing to operations beginning in the fourth quarter of 1999.

     Gross Profit. Gross profit increased $16.4 million, or 64.7%, to $41.9 million in 2000, or 41.3% of net sales, from $25.4 million, or 41.7% of net sales, in 1999. The overall increase in gross profit was attributable to the significant increase in net sales. The decrease in the gross profit margin of 0.4% of net sales was due in part to higher in-bound freight costs incurred to more quickly launch our BXS die-cast bicycle product line and close-outs of certain Flying Colors products in preparation of the transfer of such products from the Michigan distribution facilities to our third party facilities in Washington state. Additionally, the amortization expense of molds and tools used in the manufacture of our products and royalty expense increased as a percentage of net sales due to changes in the product mix and the launch of a larger number of products in 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $31.1 million in 2000 and $18.4 million in 1999, constituting 30.7% and 30.3% of net sales, respectively. The overall significant increase of $12.7 million in such costs was due to costs incurred in support of the Company's development, marketing and distribution of products under its recent acquisition of Flying Color Toys trademarks. Selling, general and administrative expenses increased as a percentage of net sales due in part to the fixed nature of certain of these expenses. The overall dollar increase was also due to the significant increase in net sales with its proportionate impact on variable selling costs such as freight and shipping related expenses, sales commissions, cooperative advertising and travel expenses, among others. We produced television commercials in support of several of our products, including World Wrestling Federation action figures, in 1999 and 2000. From time to time, we may increase our advertising efforts, including the use of more expensive advertising media, such as television, if we deem it appropriate for particular products.

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

     Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 1999 and 2000, at effective tax rates of 26.9% in 1999 and 30.9% in 2000, benefiting from a flat 16.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong. As of June 30, 2000, we had deferred tax assets of approximately $1.7 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In making this determination, management considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

SEASONALITY

     The retail toy industry is inherently seasonal. Generally, in the past, the Company's sales have been highest during the third and fourth quarters, and collections for those sales have been highest during the succeeding fiscal quarters. The Company's working capital needs have been highest during the third and fourth quarters.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, we had working capital of $123.7 million, as compared to $113.2 million as of December 31, 1999. This increase was primarily attributable to our operating activities.

     Operating activities provided net cash of $15.5 million in 2000, as compared to $5.5 million in 1999. Net cash was provided primarily by net income, non-cash charges, such as depreciation and amortization, and the sale of marketable securities, as well as a decrease in preferred return from joint ventures, inventory and prepaid expenses, and an increase in income taxes payable, which were offset in part by increases in accounts receivable, advanced royalty payments and decreases in accounts payable and accrued expenses and deferred income taxes. As of June 30, 2000, we had cash and cash equivalents of $65.8 million and marketable securities of $28.1 million.

     Our investing activities used net cash of $4.7 million in 2000, as compared to $7.9 million in 1999, consisting primarily of the purchase of molds and tooling used in the manufacture of our products in 2000 and 1999 and goodwill in 1999. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties ranging from 1% to 18% payable on net sales of such products. As of June 30, 2000, these agreements required future aggregate minimum guarantees of $13.4 million, exclusive of $2.2 million in advances already paid.

     Our financing activities used net cash of $2.5 million in 2000, consisting primarily of notes receivable from officers. In 1999, financing activities provided net cash of $54.2 million, consisting primarily of proceeds from sales of common stock and the exercise of options and warrants.

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

     On July 28, 2000, the Company acquired all of the outstanding capital stock of Pentech International for an aggregate purchase price of approximately $20.6 million, which was paid in cash on the closing of the transaction. In addition, the Company paid on the closing $10.0 million to pay down certain indebtedness of Pentech International, assumed liabilities of approximately $23.7 million and incurred estimated legal and other acquisition costs of approximately $1.1 million. Pentech International designs, produces and markets licensed pens, markers, pencils, and other writing instruments, craft and activity kits, and related stationary products.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of June 30, 2000, we have not used derivative instruments or engaged in hedging activities to minimize our market risk.

INTEREST RATE RISK

      As of June 30, 2000, we do not have any bank loan or other credit facility, nor do we have any outstanding debt securities, and, accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our most recent Annual Meeting of Stockholders on June 23, 2000. At the meeting, our stockholders considered and voted on several matters, as follows:

     1. All five of our incumbent directors were nominated by management for reelection to the Board. Our stockholders voted in connection with the election of directors as follows:

Nominee                          For       Against   Withheld
--------                     ----------    -------   ---------
Jack Friedman                13,846,886       0      2,548,214
Stephen G. Berman            14,631,652       0      1,763,448
Robert E. Glick              15,819,090       0        576,010
Michael G. Miller            15,827,905       0        567,195
Murray L. Skala              14,816,489       0      1,578,611

A plurality of the shares represented at the meeting having been voted for each of these nominees, each of them was elected as a director.

     2. Our stockholders ratified the appointment of Pannell Kerr Forster, Certified Public Accountants, A Professional Corporation, as our independent auditors for our current fiscal year by a majority vote as follows:

                                                                     Broker
            For                 Against           Abstain          Non-Votes
         ---------             --------           --------          ---------
         16,343,879             46,082              5,139             0


     3. Our stockholders ratified and approved the 2000 Amendment to our Third Amended and Restated 1995 Stock Option Plan by a majority vote as follows:

                                                                     Broker
            For                 Against           Abstain          Non-Votes
         ---------             --------           --------          ---------
         13,341,265            3,037,951           15,884              0


     4. Our stockholders ratified and approved amendments to the employment agreements between us and Jack Friedman and Stephen G. Berman, respectively, by a majority vote as follows:

                                                                     Broker
            For                 Against           Abstain          Non-Votes
         ---------             --------           --------          ---------
         15,826,494             529,351            39,255              0

ITEM 5. OTHER INFORMATION

EXECUTIVE EMPLOYMENT AGREEMENT

     On May 8, 2000, we entered into an employment agreement with Joel M. Bennett pursuant to which Mr. Bennett serves as our Executive Vice President and Chief Financial Officer during a four-year term from January 1, 2000 to December 31, 2003. Mr. Bennett's annual base salary in 2000 is $225,000. His annual base salary is subject to annual increases in an amount determined by our Board of Directors. He is also entitled to receive an annual bonus equal to the product of his base salary and the percentage year-over-year increase in our pre-tax income, but not less than $75,000 nor more than his base salary. If we terminate his employment other than "for cause" or if he resigns because of our material breach of the employment agreement or because we cause a material change in his employment, we are required to make a lump-sum severance payment in an amount equal to his base salary and bonus during the balance of the term of the employment agreement, based on his then applicable annual base salary and bonus. In the event of the termination of his employment under certain circumstances after a "Change of Control" (as defined in the employment agreement), we are required to make to him a one-time payment of an amount equal to 2.99 times his "base amount" determined in accordance with the applicable provisions of the Internal Revenue Code.

2000 AMENDMENT TO THIRD AMENDED AND RESTATED 1995 STOCK OPTION PLAN

     On June 23, 2000, the 2000 Amendment to our Third Amended and Restated 1995 Stock Option Plan became effective. As so amended, our plan provides for up to 3,275,000 shares of our common stock to be available for issuance upon the exercise of options granted under the plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


NUMBER                                 DESCRIPTION
------                                 -----------
2.1             Agreement of Merger dated as of May 22, 2000 among the Company,
                JAKKS Acquisition II, Inc. and Pentech International Inc.(1)

2.2             First Amendment dated as of July 13, 2000 to Agreement of
                Merger(2)

2.3             Voting and Lock-Up Agreement dated May 22, 2000 among the
                Company and certain stockholders of Pentech International
                Inc.(3)

3.1             Restated Certificate of Incorporation of the Company(4)

3.1.1           Certificate of Designation and Preferences of Series A
                Cumulative Convertible Preferred Stock of the Company(5)

3.1.2           Certificate of Elimination of All Shares of 4% Redeemable
                Convertible Preferred Stock of the Company(5)

3.1.3           Certificate of Amendment of Restated Certificate of
                Incorporation of the Company(6)

3.2.1           By-Laws of the Company(4)

3.2.2           Amendment to By-Laws of the Company(7)

10.1 Term Note dated April 13, 2000 in the principal amount of $1,500,000 made by Jack Friedman payable to the order of the Company(8)

10.2 Installment Note dated April 26, 2000 in the principal amount of $1,500,000 made by Stephen Berman and Ana Berman payable to the order of the Company(8)

10.3            Deed of Trust dated April 26, 2000 made by Stephen Berman and
                Ana Berman in favor of First American Title Insurance Company, as Trustee(8)

10.4            Term Note dated May 12, 2000 in the principal amount of $250,000 made by Joel M. Bennett payable to the Company(8)

10.5*           Employment Agreement dated as of January 1, 2000 between the
                Company and Joel M. Bennett(8)

10.6*           2000 Amendment to Third Amended and Restated 1995 Stock Option
                Plan of the Company(9)

10.7            Loan and Security Agreement dated as of January 13, 1997 among
                Pentech International Inc., certain subsidiaries thereof and Bank of America, N.A. (formerly BankAmerica Business Credit,
                Inc.)(10)

10.8 Waiver and First Amendment dated as of January 11, 1999 to Loan and Security Agreement(11)

10.9            Waiver, Consent and Second Amendment dated as of December 20,
                1999 to Loan and Security Agreement(12)

10.10           Consent, Waiver and Third Amendment dated as of July 27, 2000 to
                Loan and Security Agreement(13)

10.11           Lease dated February 1993 between Edison Equities and Pentech
                International Inc.(14)

10.12           Agreement of Lease dated August 28, 1995 between 1101 CR NB,
                L.L.C. (successor in interest to Pensud Company Limited
                Partnership) and Pentech International Inc.(15)

10.15           First Amendment to Lease dated April 19, 2000 between 1101 CR
                NB, L.L.C. and Pentech International Inc.(8)

10.16           Second Amendment effective May 1, 2000 to Stock Purchase
                Agreement dated as of September 22, 1999 among the Company, Flying Colors Toys, Inc. and the former shareholders thereof(8)

27              Financial Data Schedule(8)


-------------------------
 *      Management contract or compensatory plan, contract or arrangement.

(1) Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed August 11, 2000.

(2) Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K, filed August 11, 2000.

(3) Incorporated by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K, filed August 11, 2000.

(4) Filed previously as an exhibit to the Company's Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(5) Filed previously as an exhibit to the Company's Current Report on Form 8-K, filed April 7, 1998, and incorporated herein by reference.

(6) Filed previously as exhibit 4.1.2 of the Company's Registration Statement on Form S-3 (Reg. No. 333-74717), filed on March 9, 1999, and incorporated herein by reference.

(7) Filed previously as an exhibit to the Company's Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(8)     Filed herewith.

(9) Filed previously as Appendix A to the Company's definitive proxy statement, filed May 22, 2000, and incorporated herein by reference.

(10) Incorporated by reference to exhibit 10.7 of the Annual Report on Form 10-K of Pentech International Inc. for its fiscal year ended September 30, 1996.

(11) Incorporated by reference to exhibit 10.5 of the Annual Report on Form 10-K of Pentech International Inc. for its fiscal year ended September 30, 1998.

(12) Incorporated by reference to exhibit 10.6 of the Annual Report on Form 10-K of Pentech International Inc. for its fiscal year ended September 30, 1999.

(13) Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, filed August 11, 2000.

(14) Incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K of Pentech International Inc. for its fiscal year ended September 30, 1993.

(15) Incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K of Pentech International Inc. for its fiscal year ended September 30, 1995.


(b)     Reports on Form 8-K

        No Current Report on Form 8-K was filed in the fiscal quarter ended June 30, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Registrant:

                                            JAKKS PACIFIC, INC.



Date: August 14, 2000                       By:  /s/ Joel M. Bennett
                                                 --------------------
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

                                 EXHIBIT INDEX



NUMBER                            DESCRIPTION                              PAGE
------                            -----------                              -----
2.1        Agreement of Merger dated as of May 22, 2000 among the Company,
           JAKKS Acquisition II, Inc. and Pentech International Inc.(1)

2.2        First Amendment dated as of July 13, 2000 to Agreement of
           Merger(2)

2.3        Voting and Lock-Up Agreement dated May 22, 2000 among the
           Company and certain stockholders of Pentech International
           Inc.(3)

3.1        Restated Certificate of Incorporation of the Company(4)

3.1.1      Certificate of Designation and Preferences of Series A
           Cumulative Convertible Preferred Stock of the Company(5)

3.1.2      Certificate of Elimination of All Shares of 4% Redeemable
           Convertible Preferred Stock of the Company(5)

3.1.3      Certificate of Amendment of Restated Certificate of
           Incorporation of the Company(6)

3.2.1      By-Laws of the Company(4)

3.2.2      Amendment to By-Laws of the Company(7)

10.1 Term Note dated April 13, 2000 in the principal amount of $1,500,000 made by Jack Friedman payable to the order of the Company(8)

10.2 Installment Note dated April 26, 2000 in the principal amount of $1,500,000 made by Stephen Berman and Ana Berman payable to the order of the Company(8)

10.3       Deed of Trust dated April 26, 2000 made by Stephen Berman and
           Ana Berman in favor of First American Title Insurance Company, as Trustee(8)

10.4       Term Note dated May 12, 2000 in the principal amount of $250,000 made by Joel M. Bennett payable to the Company(8)

10.5*      Employment Agreement dated as of January 1, 2000 between the
           Company and Joel M. Bennett(8)

10.6*      2000 Amendment to Third Amended and Restated 1995 Stock Option
           Plan of the Company(9)

10.7       Loan and Security Agreement dated as of January 13, 1997 among
           Pentech International Inc., certain subsidiaries thereof and Bank of America, N.A. (formerly BankAmerica Business Credit,
           Inc.)(10)

10.8 Waiver and First Amendment dated as of January 11, 1999 to Loan and Security Agreement(11)

10.9       Waiver, Consent and Second Amendment dated as of December 20,
           1999 to Loan and Security Agreement(12)

10.10      Consent, Waiver and Third Amendment dated as of July 27, 2000 to
           Loan and Security Agreement(13)

10.11      Lease dated February 1993 between Edison Equities and Pentech
           International Inc.(14)

10.12      Agreement of Lease dated August 28, 1995 between 1101 CR NB,
           L.L.C. (successor in interest to Pensud Company Limited
           Partnership) and Pentech International Inc.(15)

10.15      First Amendment to Lease dated April 19, 2000 between 1101 CR
           NB, L.L.C. and Pentech International Inc.(8)

10.16 Second Amendment effective May 1, 2000 to Stock Purchase Agreement dated as of September 22, 1999 among the Company, Flying Colors
           Toys, Inc. and the former shareholders thereof(8)

27         Financial Data Schedule(8)


-------------------------
 *      Management contract or compensatory plan, contract or arrangement.

(1) Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed August 11, 2000.

(2) Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K, filed August 11, 2000.

(3) Incorporated by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K, filed August 11, 2000.

(4) Filed previously as an exhibit to the Company's Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(5) Filed previously as an exhibit to the Company's Current Report on Form 8-K, filed April 7, 1998, and incorporated herein by reference.

(6) Filed previously as exhibit 4.1.2 of the Company's Registration Statement on Form S-3 (Reg. No. 333-74717), filed on March 9, 1999, and incorporated herein by reference.

(7) Filed previously as an exhibit to the Company's Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(8)     Filed herewith.

(9) Filed previously as Appendix A to the Company's definitive proxy statement, filed May 22, 2000, and incorporated herein by reference.

(10) Incorporated by reference to exhibit 10.7 of the Annual Report on Form 10-K of Pentech International Inc. for its fiscal year ended September 30, 1996.

(11) Incorporated by reference to exhibit 10.5 of the Annual Report on Form 10-K of Pentech International Inc. for its fiscal year ended September 30, 1998.

(12) Incorporated by reference to exhibit 10.6 of the Annual Report on Form 10-K of Pentech International Inc. for its fiscal year ended September 30, 1999.

(13) Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, filed August 11, 2000.

(14) Incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K of Pentech International Inc. for its fiscal year ended September 30, 1993.

(15) Incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K of Pentech International Inc. for its fiscal year ended September 30, 1995.