Form 10-Q
period 2000-09-30
JAKKS PACIFIC INC
filed 2000-11-08
CIK 1009829

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

                                ---------------


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Yes   [X]      No   [ ]

                                 ---------------


The number of shares outstanding of the issuer's common stock is 17,981,982 (as of November 8, 2000).


================================================================================

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

                               ITEMS IN FORM 10-Q


                                                                                            PAGE
                                                                                            ----
Facing page

Part I       FINANCIAL INFORMATION

Item 1.      Financial Statements.

             Condensed consolidated balance sheets -
             December 31, 1999 and September 30, 2000 (unaudited)                              3

             Condensed consolidated statements of operations for the three and nine months
             ended September 30, 1999 and 2000 (unaudited)                                     4

             Condensed consolidated statements of cash flows for the nine months ended
             September 30, 1999 and 2000 (unaudited)                                           5

             Notes to condensed consolidated financial
             statements (unaudited)                                                            6

Item 2.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations.                                                            8

Item 3.      Quantitative and Qualitative Disclosures
             About Market Risk.                                                               13

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

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                     ASSETS

                                                                  December 31, 1999   September 30, 2000
                                                                  -----------------   ------------------
                                                                         (*)             (unaudited)
Current assets
     Cash and cash equivalents                                       $ 57,546,406       $ 48,302,536
     Marketable securities                                             39,333,944          7,004,289
     Accounts receivable, net                                          38,024,903         78,763,437
     Inventory, net                                                    19,863,508         32,799,750
     Advance royalty payments                                           1,137,238          1,931,059
     Prepaid expenses and other current assets                          1,617,692          3,363,905
                                                                     ------------       ------------
          Total current assets                                        157,523,691        172,164,976
                                                                     ------------       ------------
Office furniture and equipment                                          1,233,068          3,494,759
Molds and tooling                                                      15,283,211         22,487,132
Leasehold improvements                                                    344,263          1,841,190
                                                                     ------------       ------------
          Total                                                        16,860,542         27,823,081
Less accumulated depreciation and amortization                          5,320,103          9,082,261
                                                                     ------------       ------------
          Property and equipment, net                                  11,540,439         18,740,820
                                                                     ------------       ------------
Notes Receivable-Officers                                                      --          2,606,706
Investment in joint venture                                             3,658,339          2,261,505
Goodwill, net                                                          46,020,232         69,001,885
Trademarks, net                                                        12,633,248         12,236,721
Intangibles and deposits, net                                           1,502,147          1,212,842
                                                                     ------------       ------------
                  Total assets                                       $232,878,096       $278,225,455
                                                                     ============       ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued expenses                           $ 41,137,161       $ 60,504,331
     Income taxes payable                                               3,211,926          7,844,707
     Current portion of long term debt                                      4,967            400,000
                                                                     ------------       ------------
          Total current liabilities                                    44,354,054         68,749,038
                                                                     ------------       ------------
Long term debt                                                              8,713          1,100,000
Deferred income taxes                                                   1,013,834            470,383
                                                                     ------------       ------------
          Total liabilities                                            45,376,601         70,319,421
                                                                     ------------       ------------
Commitments

Stockholders' equity
     Preferred stock, $.001 par value; 1,000,000
      shares authorized, no shares issued                                      --                 --
     Common stock, $.001 par value; 25,000,000 shares authorized;
      19,272,692 and 19,475,582 shares issued                              19,273             19,476
     Additional paid-in capital                                       155,172,781        156,292,384
     Treasury stock, at cost, nil and 268,100 shares                           --         (3,324,007)
     Retained earnings                                                 32,309,441         54,918,181
                                                                     ------------       ------------
          Total stockholders' equity                                  187,501,495        207,906,034
                                                                     ------------       ------------
                  Total liabilities and stockholders' equity         $232,878,096       $278,225,455
                                                                     ============       ============


     See accompanying notes to condensed consolidated financial statements.

(*) Derived from audited financial statements

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
  For the Three and Nine Months Ended September 30, 1999 and 2000 (Unaudited)


                                                 Three Months Ended September 30,   Nine Months Ended September 30,
                                                       1999           2000              1999             2000
  Net sales                                        $60,235,407     $91,838,086      $121,176,908      $193,197,882

  Cost of sales                                     35,476,603      54,165,752        71,005,451       113,674,062
                                                   -----------     -----------      ------------      ------------

  Gross profit                                      24,758,804      37,672,334        50,171,457        79,523,820

  Selling, general and administrative expenses      14,866,324      26,470,917        33,310,912        57,602,848
                                                   -----------     -----------      ------------      ------------

  Income from operations                             9,892,480      11,201,417        16,860,545        21,920,972

  Income from Joint Venture                                 --      (1,382,539)               --        (8,167,676)

  Other (income) expense                                    --         (91,670)               --           980,705

  Interest income                                     (535,646)     (1,112,255)       (1,066,497)       (3,272,543)

  Interest expense                                       1,093         173,182           170,820           173,182
                                                   -----------     -----------      ------------      ------------

  Income before provision for income taxes          10,427,033      13,614,699        17,756,222        32,207,304

  Provision for income taxes                         2,784,993       3,846,152         4,754,048         9,598,563
                                                   -----------     -----------      ------------      ------------

  Net income                                       $ 7,642,040     $ 9,768,547      $ 13,002,174      $ 22,608,741
                                                   ===========     ===========      ============      ============
  Net income per share - basic                     $      0.48     $      0.50      $       0.98      $       1.17
                                                   ===========     ===========      ============      ============
  Net income per share - diluted                   $      0.44     $      0.48      $       0.86      $       1.11
                                                   ===========     ===========      ============      ============




     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
       For the Nine Months Ended September 30, 1999 and 2000 (Unaudited)

                                                                Nine Months Ended September 30,
                                                                       1999           2000
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                      $13,002,174      $22,608,741
                                                                   -----------     -----------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                  2,363,609       5,830,026
      Change in operating assets and liabilities
        Accounts receivable                                        (22,711,526)    (40,738,534)
        Preferred return from joint venture                                 --       1,396,834
        Inventory                                                   (6,518,864)    (12,936,242)
        Advanced royalty payments                                     (624,895)       (793,821)
        Prepaid expenses and other                                     375,188      (1,746,213)
        Accounts payable and accrued expenses                       28,694,986      19,367,170
        Income taxes payable                                         1,808,583       4,632,781
        Deferred income taxes                                          179,082        (543,451)
        Sale of marketable securities                                       --      32,329,655
                                                                   -----------     -----------
            Total adjustments                                        3,566,163       6,798,205
                                                                   -----------     -----------
            Net Cash provided by operating activities               16,568,337      29,406,946
                                                                   -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid in excess of fair value of
    toy business assets acquired (goodwill)                         (4,365,209)    (24,327,997)
  Purchase of Property and equipment                                (5,899,949)    (10,962,538)
  Other assets                                                         173,071         (35,693)
  Investment in joint venture                                           (9,144)             --
  Repurchase of common stock                                                --      (3,324,007)
                                                                   -----------     -----------
            Net Cash used by investing activities                  (10,101,231)    (38,650,235)
                                                                   -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                                51,898,066              --
  Proceeds from stock options and warrants exercised                 3,047,536       1,119,806
  Dividends paid on convertible preferred stock                       (437,500)             --
  Notes Receivable - Officers                                               --      (2,606,706)
  Acquired debt                                                             --       1,500,000
  Repayment of long term debt                                               --         (13,681)
                                                                   -----------     -----------
            Net Cash provided (used) by financing activities        54,508,102            (581)
                                                                   -----------     -----------
Net increase in cash and cash equivalents                           60,975,208      (9,243,870)
Cash and cash equivalents, beginning of period                      12,452,201      57,546,406
                                                                   -----------     -----------
Cash and cash equivalents, end of period                           $73,427,409     $48,302,536
                                                                   ===========     ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Income taxes                                                     $ 2,945,465     $ 5,660,289
                                                                   ===========     ===========
  Interest                                                         $   170,820     $   172,881
                                                                   ===========     ===========

See note 4 for additional supplemental information to condensed consolidated financial statements.



     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2000



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

                               September 30, 2000

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

                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                   ----------------------------------------------------------------------------------
                                                    1999                                           2000
                                   ------------------------------------          ------------------------------------
                                                 WEIGHTED                                      WEIGHTED
                                                  AVERAGE                                      AVERAGE
                                   INCOME         SHARES       PER-SHARE          INCOME        SHARES      PER-SHARE
                                  --------      ----------     ---------         --------     ---------     ---------

Net income per share - basic
Net income available to
 common stockholders.........   $7,642,040    16,037,041       $0.48            $9,768,547    19,389,112       $0.50
                                ----------    ----------       -----            ----------    ----------       -----
Effect of dilutive securities
Options and warrants.........           --     1,504,134                                --       941,085
                                  --------    ----------                        ----------    ----------

Net income per share - diluted
Income available to common
  stockholders plus assumed
  exercises and conversions...  $7,642,040    17,541,175       $0.44            $9,768,547    20,330,197       $0.48
                                ==========    ==========       =====            ==========    ==========       =====


                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                   ----------------------------------------------------------------------------------
                                                    1999                                           2000
                                   ------------------------------------          ------------------------------------
                                                 WEIGHTED                                      WEIGHTED
                                                  AVERAGE                                      AVERAGE
                                   INCOME         SHARES       PER-SHARE          INCOME        SHARES      PER-SHARE
                                  --------      ----------     ---------         --------     ---------     ---------

Net income per share - basic
Net Income...................  $13,002,174                                     $22,608,741
Preferred  Stock Dividends...     (437,500)                                             --
                                ----------                                     -----------
Net income available to
 common stockholders.........   12,564,674    12,843,090       $0.98            22,608,741    19,352,851       $1.17
                                ----------    ----------       -----           -----------    ----------       -----
Effect of dilutive securities
Options and warrants.........           --     1,238,493                                --     1,008,160
9% convertible debentures....      116,867       624,360                                --            --
7% convertible preferred
   stock.....................      437,500       542,842                                --            --
                                  --------    ----------                       -----------     ---------

Net income per share - diluted
Income available to common
  stockholders plus assumed
  exercises and conversions... $13,119,041    15,248,785       $0.86           $22,608,741    20,361,011       $1.11
                                ==========    ==========       =====           ===========    ==========       =====

Note 3 -- Preferred stock and common stock

     During 1999, the Company issued and sold 6,810,955 shares of its common stock in public offerings and received $117.8 million of net proceeds.

     During the third quarter of 2000, the Company purchased 268,100 shares of its common stock at an average price of $12.40 per share pursuant to a buy-back program approved by the Board of Directors.

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

Note 5 -- Acquisitions

     In June 1999, the Company purchased all of the outstanding shares of Berk Corporation ("Berk"), a producer of educational toy foam puzzle mats and activity sets, for approximately $3.3 million in cash. In connection with this acquisition, the Company assumed liabilities of approximately $3.1 million and incurred acquisition costs of approximately $113,000.

In October 1999, the Company acquired all of the stock of Flying Colors Toys, Inc. ("Flying Colors") for approximately $52.9 million. Consideration paid at closing was in cash. Professional fees totaling $310,667 were incurred as part of the acquisition costs. Contingent consideration includes an earn-out in an amount of up to $4.5 million in each of the three 12-month periods following the closing, if gross profits of Flying Colors branded products achieve certain prescribed levels in each of such period.

     On July 28, 2000, the Company acquired all of the outstanding capital stock of Pentech International, Inc. ("Pentech") for an aggregate purchase price of approximately $20.6 million, which was paid in cash on the closing of the transaction. In addition, the Company paid on the closing $10.0 million to pay down certain indebtedness of Pentech, assumed liabilities of approximately $25.5 million and incurred estimated legal and other acquisition costs of approximately $1.2 million. Pentech designs, produces and markets licensed pens, markers, pencils and other writing instruments, craft and activity kits, and related stationery products.

Note 6 -- Notes Receivable From Officers

     As of September 30, 2000, there were two notes receivable from officers totaling $2,356,706 issued at interest rates of 6.5% each, with interest payable on each April 28 and October 28 of each year, and principal payable at a maturity date of April 28, 2003. Additionally, there is a third note receivable from an officer for $250,000 issued at an interest rate of 7.0%, with interest and principal payable at a maturity date of May 12, 2002.

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

     We acquired Road Champs in February 1997, and have included the results of operations of Road Champs from February 1, 1997, the effective date of the acquisition. We acquired the Child Guidance and Remco trademarks in October 1997, both of which contributed to operations nominally in 1997, but contributed more significantly to operations commencing in 1998. In June 1999, we acquired Berk with its lines of educational toy foam puzzle mats and activity sets. Berk began to contribute modestly beginning in the third quarter of 1999. In October 1999, we acquired Flying Colors, whose product lines include licensed activity kits, play clay compound playsets and lunch boxes as well as other related products. Flying Colors product lines contributed to operations beginning in the fourth quarter of 1999. In July 2000, we acquired Pentech whose product lines include pens, markers, pencils, and other writing instruments, crafts and activity kits, and related stationery products. Pentech product lines contributed to operations beginning in August 2000.

     Our products currently include (1) action figures and accessories featuring licensed characters, principally from the World Wrestling Federation license,
(2) Flying Colors molded plastic activity sets, clay compound playsets and lunch boxes, (3) Wheels division products, including Road Champs die-cast collectible and toy vehicles and Remco toy vehicles and role-play toys and accessories, (4) Child Guidance infant and pre-school electronic toys, educational toy foam puzzle mats and blocks, activity sets and outdoor products, (5) Pentech pens, markers, pencils, and other writing instruments, craft and activity kits, and related stationery products, and (6) fashion and mini dolls and related accessories.

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

     Through the acquisition of Pentech in July 2000, we became a fifty percent member of a Chinese joint venture engaged in the manufacture of pencils, pens, and markers that are sold individually, in sets or are included in Pentech and Flying Colors activity kits.

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

     Selling, general and administrative expenses include costs directly associated with the selling process, such as sales commissions, advertising and travel expenses, as well as general corporate expenses, goodwill and trademark amortization and product development. We have recorded goodwill of approximately $72.0 million and trademarks of approximately $13.9 million in connection with acquisitions made to date. Goodwill is being amortized over a 30-year period, while trademark acquisition costs are being amortized over periods ranging from 10 to 30 years.

RESULTS OF OPERATIONS

     The following unaudited table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

                                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                                              SEPTEMBER 30,           SEPTEMBER 30,
                                                            ------------------     -----------------
                                                             1999        2000        1999     2000
                                                            ------      ------     -------   -------
Net sales.............................................      100.0%      100.0%      100.0%    100.0%
Cost of sales.........................................       58.9        59.0        58.6      58.8
                                                            -----       -----       -----     -----
Gross profit..........................................       41.1        41.0        41.4      41.2
Selling, general and administrative expenses..........       24.7        28.8        27.5      29.9
                                                            -----       -----       -----     -----
Income from operations................................       16.4        12.2        13.9      11.3
Income from joint venture.............................         --        (1.5)         --      (4.2)
Interest, net.........................................       (0.9)       (1.0)       (0.7)     (1.6)
Other expenses........................................        0.0        (0.1)         --       0.5
                                                             -----      -----       -----     -----
Income before income taxes............................       17.3        14.8        14.6      16.6
Provision for income taxes............................        4.6         4.2         3.9       5.0
                                                            -----       -----       -----     -----
Net income............................................       12.7%       10.6%       10.7%     11.6%
                                                            =====       =====       =====     =====

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Net Sales. Net sales increased $31.6 million, or 52.5%, to $91.8 million in 2000 from $60.2 million in 1999. The significant growth in net sales was due primarily to the continuing growth in our Wheels division, consisting primarily of our Road Champs die-cast toy and collectible vehicles with its BXS die-cast bicycles and MXS die-cast motorcycles, fashion and holiday dolls, as well as the addition of Flying Colors products, which began contributing to operations beginning in the fourth quarter of 1999, and Pentech products, which began contributing to operations in August 2000, offset by a decrease in sales of our WWF wrestling products.

     Gross Profit. Gross profit increased $12.9 million, or 52.2%, to $37.7 million in 2000, or 41.0% of net sales, from $24.8 million, or 41.1% of net sales, in 1999. The overall increase in gross profit was attributable to the significant increase in net sales. The decrease in gross profit margin of 0.1% of Net Sales is attributed to the increase in amortization expense of molds and tools used in the manufacture of our products and royalty expense as a percentage of net sales due to changes in the product mix and the launch of a larger number of products in 2000, which is partially offset by lower product costs associated with the BXS, MXS and wrestling products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $26.5 million in 2000 and $14.9 million in 1999, constituting 28.8% and 24.7% of net sales, respectively. The overall significant increase of $11.6 million in such costs was due to costs incurred in support of the Company's development, marketing and distribution of products under its recently acquired Flying Colors and Pentech brands. The overall dollar increase was due to the significant increase in net sales with its proportionate impact on variable selling costs such as freight and shipping related expenses, sales commissions, cooperative advertising and travel expenses, among others. We produced television commercials in support of several of our products, including World Wrestling Federation action figures, in 1999 and 2000. From time to time, we may increase our advertising efforts, including the use of more expensive advertising media, such as television, if we deem it appropriate for particular products.

     Income from Joint Venture. Beginning in the fourth quarter of 1999, we began to earn our preferred return on the sale of World Wrestling Federation video games by our joint venture with THQ.

     Interest Net. We had higher average cash balances during 2000 than in 1999 due to the net proceeds from the sale of our common stock in December 1999. In addition, we assumed certain interest-bearing obligations in 2000 in conjunction with the Pentech acquisition and we had convertible debentures outstanding in 1999.

     Other Income. Other income was nominal in 2000. No such income was incurred in 1999.

     Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 1999 and 2000, at effective tax rates of 26.7% in 1999 and 28.2% in 2000, benefiting from a flat 16.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong. As of September 30, 2000, we had deferred tax assets of approximately $1.8 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In making this determination, management considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Net Sales. Net sales increased $72.0 million, or 59.4%, to $193.2 million in 2000 from $121.2 million in 1999. The significant growth in net sales was due primarily to the continuing growth in our Wheels division, consisting primarily of our Road Champs die-cast toy and collectible vehicles with the launch of the BXS die-cast bicycles, fashion and holiday dolls, as well as the addition of Flying Colors products, which began contributing to operations beginning in the fourth quarter of 1999, and Pentech products, which began contributing to operations in August 2000, offset by a decrease in sales of our WWF wrestling products.

     Gross Profit. Gross profit increased $29.4 million, or 58.5%, to $79.5 million in 2000, or 41.2% of net sales, from $50.2 million, or 41.4% of net sales, in 1999. The overall increase in gross profit was attributable to the significant increase in net sales. Gross profit margin did not significantly change. However, the slight increase is mainly attributed to an increase in the amortization expense of molds and tools used in the manufacture of our products and royalty expense as a percentage of net sales due to changes in the product mix and the launch of a larger number of products in 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $57.6 million in 2000 and $33.3 million in 1999, constituting 29.8% and 27.5% of net sales, respectively. The overall significant increase of $24.3 million in such costs was due to costs incurred in support of the Company's development, marketing and distribution of products under its recently acquired Flying Colors and Pentech brands. The overall dollar increase was due to the significant increase in net sales with its proportionate impact on variable selling costs such as freight and shipping related expenses, sales commissions, cooperative advertising and travel expenses, among others. We produced television commercials in support of several of our products, including World Wrestling Federation action figures, in 1999 and 2000. From time to time, we may increase our advertising efforts, including the use of more expensive advertising media, such as television, if we deem it appropriate for particular products.

     Income from Joint Venture. Beginning in the fourth quarter of 1999, we began to earn our preferred return on the sale of World Wrestling Federation video games by our joint venture with THQ.

     Interest Net. We had significantly higher average cash balances during 2000 than in 1999 due to the net proceeds from the sale of our common stock in December 1999. In addition, we assumed certain interest-bearing obligations in 2000 in conjunction with the Pentech acquisition and we had convertible debentures outstanding in 1999.

     Other Expense Net. Other expense in 2000 consists mainly of expenses related to the lease termination of certain Flying Colors facilities and other related shut-down costs. No such expenses were incurred in 1999.

     Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 1999 and 2000, at effective tax rates of 26.8% in 1999 and 29.8% in 2000, benefiting from a flat 16.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong. As of September 30, 2000, we had deferred tax assets of approximately $1.8 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In making this determination, management considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

SEASONALITY

     The retail toy industry is inherently seasonal. Generally, in the past, the Company's sales have been highest during the third and fourth quarters, and collections for those sales have been highest during the succeeding fourth and first fiscal quarters. The Company's working capital needs have been highest during the third and fourth quarters.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, we had working capital of $103.4 million, as compared to $113.2 million as of December 31, 1999. This decrease was primarily attributable to our operating activities.

     Operating activities provided net cash of $29.4 million in 2000, as compared to $16.6 million in 1999. Net cash was provided primarily by net income, non-cash charges, such as depreciation and amortization, and the sale of marketable securities, as well as a decrease in preferred return from THQ joint venture, and an increase in accounts payable and accrued expenses and income taxes payable, which were offset in part by increases in accounts receivable, inventory, advanced royalty payments and prepaid expenses and other and a decrease in deferred income taxes. Excluding the sale of marketable securities and inventory and accounts receivable acquired in the Pentech acquisition, cash flow from operations was $14.9 million in 2000. As of September 30, 2000, we had cash and cash equivalents of $48.3 million and marketable securities of $7.0 million.

     Our investing activities used net cash of $38.7 million in 2000, as compared to $10.1 million in 1999, consisting primarily of the purchase of molds and tooling used in the manufacture of our products and goodwill in 2000 and 1999 and the repurchase of common shares in 2000. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties ranging from 1% to 18% payable on net sales of such products. As of September 30, 2000, these agreements required future aggregate minimum guarantees of $14.4 million, exclusive of $1.9 million in advances already paid.

     Our financing activities used net cash of $581 in 2000, consisting primarily of notes receivable from officers, offset by proceeds from the exercise of options and warrants and acquired debt. In 1999, financing activities provided net cash of $54.5 million, consisting primarily of proceeds from sales of common stock and the exercise of options and warrants.

     In 1999, the holders of $6.0 million principal amount of our 9.0% convertible debentures converted all such debentures into 1,565,218 shares of our common stock.

     In 1999, we received $117.8 million in net proceeds from the issuance of shares of our common stock in public offerings.

     In June 1999, we purchased all the outstanding capital stock of Berk for approximately $3.3 million. We also agreed to pay an earn-out of up to $500,000 if sales of Berk products achieve certain prescribed levels over the 12-month period ending June 30, 2000. Berk is a leading producer of educational toy foam puzzle mats and blocks featuring popular licensed characters, including Mickey Mouse, Minnie Mouse, Winnie the Pooh, Blue's Clues, Barney, Teletubbies, Sesame Street, Looney Tunes and Toy Story II characters, and non-licensed activity sets and outdoor products.

     On October 5, 1999, we completed the acquisition of the Flying Colors product line through the purchase of all the outstanding capital stock of Flying Colors, a privately-held company based in Dexter, Michigan. At or shortly after the closing we paid approximately $34.7 million for the stock and paid off approximately $17.6 million of indebtedness. We also agreed to pay an earn-out of up to $13.5 million over the 36-month period following the closing if net sales of Flying Colors products achieve certain targeted levels during this period. Two of Flying Colors' senior executives and most of its creative design and product development staff have remained with Flying Colors Toys. Flying Colors' principal products include molded plastic activity kits, clay compound playsets and lunch boxes featuring licensed characters, including Barbie, Rugrats, Blue's Clues and Looney Tunes characters. The kits cover a broad range of products and activities, such as make and paint your own characters, jewelry making, art studios, posters, puzzles and other projects.

     On July 28, 2000, the Company acquired all of the outstanding capital stock of Pentech for an aggregate purchase price of approximately $20.6 million, which was paid in cash on the closing of the transaction. In addition, the Company paid on the closing $10.0 million to pay down certain indebtedness of Pentech, assumed liabilities of approximately $25.5 million and incurred estimated legal and other acquisition costs of approximately $1.2 million. In December 1999, Pentech renewed a three-year $25,000,000 Revolving Credit Agreement with Bank America Business Credit, Inc. now known as Bank of America, N.A. ("BABC") (the "Credit Agreement"). Borrowings under the Credit Agreement are subject to limitations based upon eligible inventory and accounts receivable as defined in the Credit Agreement. Amounts borrowed under the Credit Agreement accrue interest, at Pentech's option, at either prime plus 0.5% or libor plus 2.5%. Pentech designs, produces and markets licensed pens, markers, pencils, and other writing instruments, craft and activity kits, and related stationery products.

     We believe that our cash flow from operations, cash and cash equivalents on hand and marketable securities as well as the available borrowings under the bank line will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of September 30, 2000, we have not used derivative instruments or engaged in hedging activities to minimize our market risk.

INTEREST RATE RISK

     We have financial instruments that are subject to interest rate risk including both debt and investment instruments. Due to the conservative nature of our investments and relatively short duration, we believe interest rate risk is mitigated.

     We assumed a three-year $25,000,000 revolving credit line with BABC in conjunction with the Pentech acquisition. Amounts borrowed under the Credit Agreement accrue interest at Pentech's option, at either prime plus 0.5% or libor plus 2.5%. Based on our current working capital levels and our cash flow from operations, we do not expect to utilize our credit line. Accordingly, we believe that our exposure to interest rate risk is not material.

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

3.1.2           Certificate of Elimination of All Shares of 4% Redeemable
                Convertible Preferred Stock of the Company(5)

3.1.3           Certificate of Amendment of Restated Certificate of
                Incorporation of the Company(6)

3.2.1           By-Laws of the Company(4)

3.2.2           Amendment to By-Laws of the Company(7)

10.1            Loan and Security Agreement dated as of January 13, 1997 among
                Pentech International Inc., certain subsidiaries thereof and Bank of America, N.A. (formerly BankAmerica Business Credit,
                Inc.)(8)

10.2 Waiver and First Amendment dated as of January 11, 1999 to Loan and Security Agreement(9)

10.3            Waiver, Consent and Second Amendment dated as of December 20,
                1999 to Loan and Security Agreement(10)

10.4            Consent, Waiver and Third Amendment dated as of July 27, 2000 to
                Loan and Security Agreement(11)

10.5            Lease dated February 1993 between Edison Equities and Pentech
                International Inc.(12)

10.6            Agreement of Lease dated August 28, 1995 between 1101 CR NB,
                L.L.C. (successor in interest to Pensud Company Limited
                Partnership) and Pentech International Inc.(13)

10.7            First Amendment to Lease dated April 19, 2000 between 1101 CR
                NB, L.L.C. and Pentech International Inc.(14)

27              Financial Data Schedule(15)


------------

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

(8) Incorporated by reference to exhibit 10.7 of the Annual Report on Form 10-K of Pentech International Inc. for its fiscal year ended September 30, 1996.

(9) Incorporated by reference to exhibit 10.5 of the Annual Report on Form 10-K of Pentech International Inc. for its fiscal year ended September 30, 1998.

(10) Incorporated by reference to exhibit 10.6 of the Annual Report on Form 10-K of Pentech International Inc. for its fiscal year ended September 30, 1999.

(11) Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, filed August 11, 2000.

(12) Incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K of Pentech International Inc. for its fiscal year ended September 30, 1993.

(13) Incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K of Pentech International Inc. for its fiscal year ended September 30, 1995.

(14) Incorporated by reference to Exhibit 10.15 of the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2000, filed on August 14, 2000.

(15)    Filed herewith.

(b)     Reports on Form 8-K

        A Current Report on Form 8-K relating to the Company's acquisition of Pentech International was filed on August 11, 2000 and an amendment thereto on Form 8-K/A was filed on October 11, 2000, which amendment included financial statements of Pentech International for its fiscal year ended September 30, 1999 and its three and nine month periods ended June 30, 2000 and pro forma financial information relating to the Company's acquisition of Pentech International.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Registrant:

                                            JAKKS PACIFIC, INC.



Date: November 8, 2000                       By:  /s/ Joel M. Bennett
                                                 --------------------
                                                 Executive Vice President and
                                                 Chief Financial Officer
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

3.1.2      Certificate of Elimination of All Shares of 4% Redeemable
           Convertible Preferred Stock of the Company(5)

3.1.3      Certificate of Amendment of Restated Certificate of
           Incorporation of the Company(6)

3.2.1      By-Laws of the Company(4)

3.2.2      Amendment to By-Laws of the Company(7)

10.1       Loan and Security Agreement dated as of January 13, 1997 among
           Pentech International Inc., certain subsidiaries thereof and Bank of America, N.A. (formerly BankAmerica Business Credit,
           Inc.)(8)

10.2 Waiver and First Amendment dated as of January 11, 1999 to Loan and Security Agreement(9)

10.3       Waiver, Consent and Second Amendment dated as of December 20,
           1999 to Loan and Security Agreement(10)

10.4       Consent, Waiver and Third Amendment dated as of July 27, 2000 to
           Loan and Security Agreement(11)

10.5       Lease dated February 1993 between Edison Equities and Pentech
           International Inc.(12)

10.6       Agreement of Lease dated August 28, 1995 between 1101 CR NB,
           L.L.C. (successor in interest to Pensud Company Limited
           Partnership) and Pentech International Inc.(13)

10.7       First Amendment to Lease dated April 19, 2000 between 1101 CR
           NB, L.L.C. and Pentech International Inc.(14)

27         Financial Data Schedule(15)


--------------

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

(8) Incorporated by reference to exhibit 10.7 of the Annual Report on Form 10-K of Pentech International Inc. for its fiscal year ended September 30, 1996.

(9) Incorporated by reference to exhibit 10.5 of the Annual Report on Form 10-K of Pentech International Inc. for its fiscal year ended September 30, 1998.

(10) Incorporated by reference to exhibit 10.6 of the Annual Report on Form 10-K of Pentech International Inc. for its fiscal year ended September 30, 1999.

(11) Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, filed August 11, 2000.

(12) Incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K of Pentech International Inc. for its fiscal year ended September 30, 1993.

(13) Incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K of Pentech International Inc. for its fiscal year ended September 30, 1995.

(14) Incorporated by reference to Exhibit 10.15 of the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2000, filed on August 14, 2000.

(15)    Filed herewith.