Form 10-K
period 2000-12-31
JAKKS PACIFIC INC
filed 2001-04-02
CIK 1009829

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

          22619 PACIFIC COAST HIGHWAY
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

     The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on March 30, 2001) is $185,963,149.

     The number of shares outstanding of the registrant's Common Stock, $.001 par value (being the only class of its common stock) is 18,017,455 (as of March 30, 2001).

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              JAKKS PACIFIC, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                               ITEMS IN FORM 10-K

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   13
Item 3.   Legal Proceedings...........................................   13
Item 4.   Submission of Matters to a Vote of Security Holders.........   13

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   14
Item 6.   Selected Financial Data.....................................   15
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   16
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   23
Item 8.   Consolidated Financial Statements and Supplementary Data....   24
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   47

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   47
Item 11.  Executive Compensation......................................   49
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   53
Item 13.  Certain Relationships and Related Transactions..............   54
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   54

Signatures............................................................   60

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

COMPANY OVERVIEW

     JAKKS is a Delaware corporation which was formed in January 1995 and began operations as of April 1, 1995. We are a multi-line, multi-brand toy company that designs, develops, produces and markets toys and related products. Our principal products are (1) action figures and accessories featuring licensed characters, principally from the World Wrestling Federation, (2) Flying Colors molded plastic activity sets, compounds playsets and lunch boxes, (3) Wheels division products, including Road Champs die-cast collectible and toy vehicles and Remco toy vehicles and role-play toys and accessories, (4) Pentech writing instruments and activity products, (5) Child Guidance infant and pre-school electronic toys, toy foam puzzle mats and blocks, activity sets and outdoor products and (6) fashion dolls and related accessories. We focus our business on evergreen branded products that are less subject to market fads or trends and feature well-known brand names and simpler, lower-priced toys and accessories.

     We formed our joint venture with THQ in June 1998 to develop, manufacture and market, under an exclusive license with World Wrestling Federation Entertainment, video games based on World Wrestling Federation characters and themes. The joint venture's first products were released in November 1999.

     We have been successful at acquiring and capitalizing on evergreen brands, which are well-recognized trademarks or corporate, trade or brand names, some with long product histories. We continually review the marketplace to identify and evaluate evergreen brands that, for various reasons, we believe have potential for significant growth. We seek to acquire or license these brands and revitalize them by intensifying the marketing effort to restore and enhance consumer recognition and retailer interest. We reinforce brands by linking them with other evergreen brands on our products, adding to the branded product lines new items that we expect to enjoy greater popularity, eliminating products with fading popularity, adding new features and improving the functionality of products in the line. We also try to improve point-of-sale brand visibility through better shelf positioning and more eye-catching product packaging.

     We license much of the intellectual property we use in our business. We license the World Wrestling Federation trademark, as well as numerous other trademarks, corporate, trade and brand names and logos, from third parties, including Car and Driver, Schwinn, GT, Haro, Rod & Custom, Nickelodeon, Rugrats, Blue's Clues, Mickey Mouse, Barney, Teletubbies, Sesame Street, Looney Tunes and Toy Story 2. This enables us to use high-profile marks at a lower cost than that which we would incur if we purchased these marks or developed comparable marks on our own. By licensing marks, we have access to a far greater range of marks than those that would be available for purchase, and we maintain the flexibility to acquire newly-popular marks and to discontinue our use of marks whose popularity or value has faded. We also license technology produced by unaffiliated inventors and product developers to improve the design and functionality of our products. We believe that our experience in the toy industry, our flexibility and our recent success in developing and marketing products make us more attractive to toy inventors and developers.

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

     We sell our products through our in-house sales staff and independent sales representatives. Purchasers of our products include toy and mass-market retail chain stores, department stores, toy specialty stores and wholesalers. The Road Champs, Flying Colors and Pentech products are also sold to smaller hobby shops, specialty retailers and corporate accounts, among others. Our five largest customers are Target, Kmart, Toys 'R Us, Wal-Mart, and Kay Bee Toys, which accounted for approximately 63.2% of our net sales in 2000. No other customers accounted for more than 8% of our net sales in 2000. We also sell through e-commerce sites, including Toysrus.com.

INDUSTRY OVERVIEW

     According to the Toy Manufacturers of America, Inc. (the TMA), the leading industry trade group, total manufacturers' shipments of toys, excluding video games, in the U.S., were approximately $16.4 billion in 2000. According to the TMA, the United States is the world's largest toy market, followed by Japan and Western Europe. Sales by U.S. toy manufacturers to non-U.S. customers totaled approximately $5.5 billion in 1998. We believe the two largest U.S. toy companies, Mattel and Hasbro, collectively hold a dominant share of the domestic non-video toy market. In addition, hundreds of smaller companies compete in the design and development of new toys, the procurement of character and product licenses, and the improvement and expansion of previously-introduced products and product lines. In the video game segment, manufacturers' shipments of video game software were approximately $3.1 billion in 2000.

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

OUR GROWTH STRATEGY

  - EXPAND CORE PRODUCTS

     We manage our existing and new brands through strong product development initiatives, including introducing new products, modifying existing products and extending existing product lines. Our product designers strive to develop new products or product lines to offer added technological, aesthetic and functional improvements to our product lines. In 2000, we introduced wrestling action figures manufactured using real-scan technology, which results in higher quality and better likenesses of the characters. In addition, we introduced action figures with significantly more points of articulation, and expanded our electronic recognition play sets.

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

  - CONTINUE TO PURSUE STRATEGIC ACQUISITIONS

     Since our inception, we have successfully concluded and integrated six acquisitions. These include our Road Champs, Remco, Child Guidance, Berk, Flying Colors and Pentech products. We will continue focusing our acquisition strategy on businesses or brands which offer valuable trademarks or brands and have compatible product lines.

  - ACQUIRE ADDITIONAL CHARACTER AND PRODUCT LICENSES

     We have acquired the rights to use many familiar corporate, trade and brand names and logos from third parties that we use with our primary trademarks and brands. Currently, we have license agreements with World Wrestling Federation Entertainment, Nickelodeon, Disney, Warner Bros., Caterpillar, Peterson Publishing Co. and B.A.S.S. Masters, as well as with the licensors of the many popular licensed children's characters previously mentioned. We intend to continue to pursue new licenses from these entertainment and media companies and other licensors. We also intend to continue to purchase additional inventions and product concepts through our existing network of product developers.

  - EXPAND INTERNATIONAL SALES

     We believe that foreign markets, especially Europe, Australia, Canada and Latin America, offer us the opportunity for growth. We intend to expand our international sales by capitalizing on our experience and our relationships with foreign distributors and retailers.

  - CAPITALIZE ON OUR OPERATING EFFICIENCIES

     We believe that our current infrastructure and low-overhead operating methods can accommodate significant growth without a proportionate increase in our operating and administrative expenses, thereby increasing our operating margins.

PRODUCTS

WORLD WRESTLING FEDERATION ACTION FIGURES AND ACCESSORIES

     We have an extensive toy license with World Wrestling Federation Entertainment pursuant to which we have the exclusive right, until December 31, 2009, to develop and market a full line of toy products based on the popular World Wrestling Federation professional wrestlers throughout the world. These wrestlers perform throughout the year at live events that attract large crowds, many of which are broadcast on free and cable television, including pay-per-view specials. We launched this product line in 1996 with various series of six-inch articulated action figures that have movable body parts and feature real-life action sounds from our patented bone-crunching mechanism that allows the figures' "bones" to crack when they are bent. The six-inch figures currently make up a substantial portion of the overall World Wrestling Federation line, which has since grown to include many other new products. Our strategy has been to release new figures and accessories frequently to keep the line fresh and to retain the interest of the consumers.

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

     In 1999, we introduced a line of 12-inch interactive figures that has created a new category of toys in the industry. The line was launched with a figure based on a World Wrestling Federation World Champion, "Stone Cold Steve Austin." The figures in the line are capable of accepting daily downloads of sound bites from a World Wrestling Federation web site, to which we contribute content compatible with our toy products. Another technological innovation added in 1999 is the "Titan Tron," featuring sensor-based technology that enables this playset to recognize the character of specially-equipped wrestling figures in order to play the wrestler's unique theme music and display his picture with flashing lights. In 2000, the sensor-based technology was added to other products based on real elements of the live wrestling shows, like back stage, to further expand the play pattern of wrestling. Also in 2000, other technology was added to the figures giving them more realism with multiple sensored joints that when moved activate sound chips containing real sound bites of the wrestlers and real-scan technology was first used in the mold development process, which resulted in higher quality figures with better character likenesses. The various World Wrestling Federation products retail from $5.99 to $19.99.

FLYING COLORS ACTIVITY SETS, COMPOUND PLAYSETS AND LUNCH BOXES

     Through our acquisition of Flying Colors Toys we entered into the toy activity category with plastic molded activity cases containing a broad range of activities, such as make and paint your own characters, jewelry making, art studios, posters, puzzles and other projects. These sets include all of the materials needed for each activity, including paints, markers, stampers and crayons. The cases, with molded and painted likenesses of popular characters, such as Nickelodeon's Rugrats and Blue's Clues, Powerpuff Girls, Looney Tunes, Hello Kitty and Scooby Doo, have immediate visual appeal. Using a related production technology, our lunch boxes complement this line with similarly-styled molded and painted likenesses featuring these and other popular characters. Through our acquisition of Pentech International in 2000, we expanded the other categories of products offered by Flying Colors, which now include stationery, back-to-school pens, pencils, markers and notebooks, party favors and compounds.

     Our compounds represent a new area of emphasis for Flying Colors. Launched under the Blue's Clues license, this line has expanded from play clay in a bucket to an entire Blue's Clues playset featuring book molds, extrusion and other devices. We are continuing to expand the compound area and have introduced innovative compounds with and without licensed characters or marks. In early 2000, we expanded our offerings with the launch of Goooze, and followed it up late 2000 with our forming foam Zyrofoam, both under the Nickelodeon brand. These products come in assorted colors and in various uniquely shaped packages. In 2001, we expect to add higher volume packages and assorted play and activity sets.

WHEELS DIVISION PRODUCTS

     - Road Champs die-cast collectible and toy vehicles

     The Road Champs product line consists of highly-detailed, die-cast replicas of new and classic cars, trucks, motorcycles, emergency vehicles and service vehicles, primarily in 1/43 scale (including police cars, fire trucks and ambulances), buses and aircraft (including propeller planes, jets and helicopters). As a part of the Road Champs acquisition in February 1997, we acquired the right to produce the Road Champs line of die-cast and collectible vehicle replicas, including various well-known vehicles from Ford, Chevrolet and Jeep, as well as the right to use familiar corporate names on the die-cast vehicles, such as Pepsi and Hershey. Later, we licensed the right to reproduce vehicles featured on the covers of automotive magazines, such as Rod & Custom and Car and Driver, and to market vehicles with the B.A.S.S. Masters logo and replicas of the World Wrestling Federation Attitude Racing NHRA Team. We believe that these licenses increase the perceived value of the products and enhance their marketability. Under the terms of these licenses (many of which include automatic annual extensions without affirmative action taken by either party), we pay the licensor a royalty based on our sales of each product bearing such licensed name. While we are not required to pay any royalty on some of the products, the royalties on a majority of the products range from 1% to 9% of sales. The Road Champs products are produced by unaffiliated foreign manufacturers. These products are sold individually, retailing from $2.99 to $7.99 each, and in playsets which retail from $9.99 to $24.99 each.

     We have divided the markets of this product line into adult collectible and children's toy segments, recognizing the specific needs of these different consumers. Each collector product features a collector case in which to store and display the vehicle and a certificate of authenticity. We produce a limited number, generally not more than 10,000, of each distinctive product to enhance its collectibility. This line presently has numerous themes, including Anniversary Collection, Police, Then & Now, World War II Fighter Planes and Classics Scenes, with die-cast scenic accessories, such as 1950's soda machines or gas pumps. The toy segment is marketed by focusing on size and value with its slogan "Crankin' It Up." Our die-cast vehicles are 1/43 scale, which are larger than most other competing die-cast vehicles. The size appeals to collectors, since it enables us to show greater detail on the vehicles, and to children and their parents, who perceive a greater value in the larger size. The toys are packaged on two-pack blister cards, further highlighting the value. In addition, series were created to encourage children to collect our vehicles. Our toy vehicle line has been expanded to include 1/64 scale cars featuring new functionality that allows the consumer to adjust the vehicle's suspension for different terrain as well as track sets. These cars include new sports cars such as the 2000 Corvette, Ford GT 90 and Porsche 959.

     - Extreme sports die-cast collectible and toy vehicles and action figures

     In 1999, we launched our extreme sports category with a new line of die-cast bicycles called BXS. These BMX-style bicycles feature removable and interchangeable parts for complete customization by users as well as working cranks. To enhance collectibility, we created a patent-pending trickstick in several different styles which allows the user to perform signature moves like professional cyclists and to navigate stairs, half-pipes and ramps. Certain elements of the playsets contain pressure points that activate sound chips containing real BXS bike event sounds, such as crowd cheers, music riffs and announcers. We have licensed the Schwinn, GT and Haro brand names, among others, as well as the names of some of the top riders, such as Dave Mirra and Ryan Nyquist, for use in connection with this product line. In 2000, we added fully-articulated action figures of these and other free-style riders that "ride" their signature edition bikes. Bicycles are sold individually and in sets that include accessories.

     Also in 2000, we expanded our extreme sports offerings with the introduction of our MXS line of motorcycles with riders featuring "click n grip" functionality which allows the user to release the rider from the motorcyle seat and perform the signature moves of the sport's top riders. Other additions included off-road vehicles, personal water craft, surfboards and skateboards, all sold individually and with play sets and accessories.

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

     We offer a variety of branded and non-branded role playsets in this new category under the Remco name. Themes include Caterpillar construction, B.A.S.S. Masters fishing, police, fire and NASA. Role play sets retail from $6.99 to $12.99 each. Additionally, capitalizing on the popularity of World Wrestling Federation, we introduced a World Wrestling Federation role play product which will give children the opportunity to dress like and imagine being their favorite wrestling superstars.

CHILD GUIDANCE

  - Infant and pre-school toys

     We acquired the Child Guidance trade name in 1997 to accelerate our entry into the infant/ pre-school toy category. This category has been recently dominated by higher-priced licensed products, which creates an opportunity for us to sell our lower price, high value line of pre-school toys. Our line of pre-school electronic toys features products that enhance sensory stimulation and learning through play, while offering value to the trade as well as to the consumer. Our products are designed for children ages two and under. We have combined the fun of music, lights, motion and sound with the early introduction of numbers, letters, shape and color recognition, all at a value price. The line consists of more than 50 products that are marketed in continually updated "try me" interactive packaging that allows the consumers to sample the product prior to purchase. We support the products with extensive advertising in popular magazines and other publications, focusing on parenting, women's and family publications, including Good Housekeeping. These products carry the Good Housekeeping Seal of Approval(R). In 2001, we will be introducing a line of musical toys in conjunction with Baby Genius, the marketer of a popular line of music-oriented CDs and home videos whose aim is to stimulate the development of young children through music. Distribution of the Child Guidance products include more upscale and specialty retailers. Child Guidance products are priced at retail from $2.99 to $14.99.

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

FASHION DOLLS AND RELATED ACCESSORIES

     We produce various proprietary and licensed fashion dolls and accessories for children between the ages of three and 10. The product lines include 11 1/2 inch fashion dolls customized with high-fashion designs that correspond with particular holidays, events or themes, such as Christmas, birthdays, Fairytale, Victorian Romance and Gibson Girl Romance and fashion dolls based on children's classic fairy tales and holidays. In 2000, we added to our doll line by producing additional dolls based on the fashion magazine Elle. These 15 1/2 inch dolls feature contemporary fashions.

     Also in 2000, we launched our G.I.R.L. Force line of dolls with the release of 11 1/2 inch dolls based on the feature film, Charlie's Angels. These dolls feature our new patent-pending skeleton with more realistic features and movement. In 2001, we will be releasing a line of 11 1/2 inch dolls and accessories based on the feature film, Josie and the Pussycats.

     Our in-house product developers originate the design and functionality of most of our fashion dolls. In many cases, they work with retailers and incorporate their input on doll characteristics, packaging and other design elements to create exclusive product lines for them.

WORLD WRESTLING FEDERATION VIDEO GAMES

     In June 1998, we formed a joint venture with THQ, a developer, publisher and distributor of interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture entered into a license agreement with World Wrestling Federation Entertainment under which it acquired the exclusive worldwide right to publish World Wrestling Federation video games on all hardware platforms. The games are designed, developed, manufactured and marketed by the joint venture. We are entitled to receive a guaranteed preferred return, based on sales of the video games, and THQ is entitled to receive the balance of the profits. The term of the license agreement expires on December 31, 2009, subject to a right of the joint venture to renew the license for an additional five years under various conditions.

     The joint venture publishes titles for the Sony PlayStation and Nintendo 64 consoles, hand-held Game Boy and personal computers (PCs). The joint venture launched its first products, a video game for the Nintendo 64 platform and a video game for GameBoy Color, in November 1999. It will also publish titles for new hardware platforms, such as Microsoft Xbox and Sony PlayStation 2, when and as they are introduced to the market and have established a sufficiently installed base to support new software. These titles are marketed to our existing customers as well as to game, electronics and other specialty stores, such as Electronics Boutique and Best Buy. The home video game software market consists both of (1) cartridge-based and CD-ROM-based software for use solely on dedicated hardware systems, such as Sony PlayStation and Nintendo 64, and (2) software distributed on CD-ROMs for use on PCs. According to NPD Group, a leading independent toy industry research firm, Nintendo 64 and Sony PlayStation accounted for a substantial portion of the installed base of all hardware platforms and software sales in 2000.

     Under non-exclusive licenses with Sony, Nintendo and Sega held by THQ, the joint venture arranges for the manufacture of the CD-ROMs and cartridges. No other licenses are required for the manufacture of the PC titles. Profit margins for cartridge products can vary based on the cost of the memory chip used for a particular title. As software has grown more complex, the trend in the software industry has been to utilize chips with greater capacity and thus greater cost. CD-ROMs have significantly lower per unit manufacturing costs than cartridge-based products. However, these savings may be offset by typically higher development costs for titles published on CD-ROMs; these higher costs result from increasing and enhancing content to take advantage of the greater storage capacity of CD-ROMs.

     Wrestling video games have demonstrated consistent popularity, with three of our wrestling-theme video games each having sold in excess of 1 million units in 1999 and 2000, at retail prices ranging from approximately $42 to $60. We believe that the success of the World Wrestling Federation titles is dependent on the graphic look and feel of the software, the depth and variation of game play and the popularity of the World Wrestling Federation. We believe that as a franchise property, the World Wrestling Federation titles will have brand recognition and sustainable consumer appeal, which may allow the joint venture to use titles over an extended period of time through the release of sequels and extensions and to re-release such products at different price points in the future. In 2001, our PlayStation title SmackDown was re-released as a greatest hit. Also, as new hardware platforms are introduced, software for these platforms requires new standards of design and technology to fully exploit these platforms' capabilities and requires that software developers devote substantial resources to product design and development.

     The joint venture uses external software developers to conceptualize and develop titles. These developers receive advances based on specific development milestones and royalties in excess of the advances based on a fixed amount per unit sold or on a percentage, typically ranging from 8% to 12%, of net sales. Upon completion of development, each title is extensively play-tested by us and THQ and sent to the manufacturer for its review and approval.

SALES, MARKETING AND DISTRIBUTION

     We sell all of our products through our own in-house sales staff and independent sales representatives. Purchasers of our products include toy and mass-market retail chain stores, department stores, toy specialty stores and wholesalers. The Road Champs, Flying Colors and Pentech product lines are also sold to smaller hobby shops, specialty retailers and corporate accounts, among others. Our five largest customers are Target, Kmart, Toys R' Us, Wal-Mart, and Kay Bee Toys, which accounted for approximately 70.2% of our net sales in 1999 and 63.2% of our net sales in 2000. Except for purchase orders relating to products on order, we do not have written agreements with our customers. Instead, we generally sell products to our customers pursuant to letters of credit or, in some cases, on open account with payment terms typically varying from 30 to 90 days. From time to time, we allow our customers credits against future purchases from us in order to facilitate their retail markdown and sales of slow-moving inventory. We also sell through e-commerce sites, including Toysrus.com.

     We contract the manufacture of most of our products to unaffiliated manufacturers located in China. We sell the finished products on a letter of credit basis or on open account to our customers, who take title to the goods in Hong Kong. These methods allow us to reduce certain operating costs and working capital requirements. A portion of our sales, primarily sales of our Road Champs, Flying Colors and Pentech products, originate in the United States, so we hold certain inventory in our warehouse and fulfillment facilities. In addition, we hold inventory of other products from time to time in support of promotions or other domestic programs with retailers. To date, substantially all of our sales have been to domestic customers. We intend to expand distribution of our products into foreign territories and, accordingly, we have (1) engaged representatives to oversee sales in certain territories, (2) engaged distributors in certain territories, and (3) established direct relationships with retailers in certain territories.

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

     We maintain a full-time sales and marketing staff, many of whom make on-site visits to customers for the purpose of showing product and soliciting orders for products. We also retain a number of independent sales representatives to sell and promote our products, both domestically and internationally. Together with retailers, we sometimes test the consumer acceptance of new products in selected markets before committing resources to large-scale production.

     We advertise our products in trade and consumer magazines and other publications, market our products at major and regional toy trade shows, conventions and exhibitions and carry on cooperative advertising with toy retailers and other customers. We produce and broadcast television commercials for our World Wrestling Federation action figure line as well as for some of our Flying Colors and Road Champs extreme sports products. We may also advertise some of our other products on television, if we expect that the resulting increase in our net sales will justify the relatively high cost of television advertising.

     Outside of the United States, we currently sell our products primarily in Canada, Great Britain, Latin America, Australia, Japan and South Africa. Sales of our products abroad accounted for approximately $13.1 million, or 7.1% of our net sales, in 1999 and approximately $22.5 million, or 8.9% of our net sales, in 2000. We believe that foreign markets present an attractive opportunity, and we plan to intensify our marketing efforts and expand our distribution channels abroad.

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

     The principal raw materials used in the production and sale of our toy products are zinc alloy, plastics, plush, printed fabrics, paper products and electronic components, all of which are currently available at reasonable prices from a variety of sources. Although we do not manufacture our products, we own the molds and tooling used in the manufacturing process, and these are transferable among manufacturers if we choose to employ alternative manufacturers. Molds and tooling represents substantially all of our long-lived assets, and amounted to $3.4 million in 1998, $10.3 million in 1999 and $14.4 million in 2000. Substantially all of these assets are located in China.

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

COMPETITION

     Competition in the toy industry is intense. Many of our competitors have greater financial resources, larger sales and marketing and product development departments, stronger name recognition and longer operating histories and benefit from greater economies of scale. These factors, among others, may enable our competitors to market their products at lower prices or on terms more advantageous to customers than those we could offer for our competitive products. Competition often extends to the procurement of entertainment and product licenses, as well as to the marketing and distribution of products and the obtaining of adequate shelf space. Competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations. In each of our product lines we compete against one or both of the toy industry's two dominant companies, Mattel and Hasbro. In addition, we compete, in our action figures line, with the Toy-Biz division of Marvel Enterprises, in our Flying Colors and Pentech product categories, with Rose Art Industries, Hasbro (Play-doh), Binney & Smith (Crayola) and, in our toy vehicle lines, with Racing Champions. We also compete with numerous smaller domestic and foreign toy manufacturers, importers and marketers in each of our product categories. We expect that the joint venture's principal competition in the video game market is Electronic Arts, which produces video games based on World Championship Wrestling characters, and Acclaim Entertainment.

SEASONALITY AND BACKLOG

     Sales of toy products are seasonal. In 2000, approximately 59.8% our net sales were made in the third and fourth quarters. Generally, the first quarter is the period of lowest shipments and sales in our business and the toy industry generally and therefore the least profitable due to various fixed costs. Seasonality factors may cause our operating results to fluctuate significantly from quarter to quarter. However, Pentech's writing instrument and activity products may be counter-seasonal to the toy industry seasonality due to the higher volume generally shipped for back-to-school beginning in the second quarter. Our results of operations may also fluctuate as a result of factors such as the timing of new products (and expenses incurred in connection therewith) introduced by us or our competitors, the advertising activities of our competitors, delivery schedules set by our customers and the emergence of new market entrants. We believe, however, that the low retail price product lines that we sell may be less subject to seasonal fluctuations than higher priced toy products.

     We ship products in accordance with delivery schedules specified by our customers, which usually request delivery of their products within three to six months of the date of their orders. Because customer orders may be canceled at any time without penalty, our backlog may not accurately indicate sales for any future period.

GOVERNMENT AND INDUSTRY REGULATION

     Our products are subject to the provisions of the Consumer Product Safety Act ("CPSA"), the Federal Hazardous Substances Act ("FHSA"), the Flammable Fabrics Act ("FFA") and the regulations promulgated thereunder. The CPSA and the FHSA enable the Consumer Product Safety Commission to exclude from the market consumer products that fail to comply with applicable product safety regulations or otherwise create a substantial risk of injury, and articles that contain excessive amounts of a banned hazardous substance. The FFA enables the Consumer Products Safety Commission to regulate and enforce flammability standards for fabrics used in consumer products. The Consumer Products Safety Commission may also require the repurchase by the manufacturer of articles. Similar laws exist in some states and cities and in various international markets. We maintain a quality control program designed to ensure compliance with all applicable laws. In addition, many of our Child Guidance products are sold under the Good Housekeeping Seal of Approval(R). To qualify for this designation, our products are tested by Good Housekeeping to ensure compliance with its product safety and quality standards.

EMPLOYEES

     As of March 30, 2001, we employed 200 persons, all of whom are full-time employees, including three executive officers. One hundred and fifty-five of our employees were located in the United States, while the remaining 45 were located in Hong Kong. We believe that we have good relationships with our employees. None of our employees is represented by a union.

ENVIRONMENTAL ISSUES

     We are subject to legal and financial obligations under environmental, health and safety laws in the United States and in other jurisdictions where we operate. We are not currently aware of any material environmental liabilities associated with any of our operations.

ITEM 2.  PROPERTIES

     Our principal executive offices occupy approximately 17,000 square feet of space in Malibu, California under a lease expiring on February 28, 2008. We have a lease, expiring August 31, 2002, for approximately 9,000 square feet of additional office space in Malibu, California which contains our design offices. We lease office space of approximately 5,000 square feet in Dexter, Michigan where certain design operations of Flying Colors Toys are based. We lease showroom and office space of approximately 8,000 square feet at the International Toy Center in New York City. We also have leased office and showroom space of approximately 5,000 square feet in Hong Kong from which we oversee our China-based third-party manufacturing operations, 318,000 square feet of warehouse space in Industry, California and approximately 100,000 square feet of warehouse space in New Brunswick, New Jersey. We believe that our facilities in the United States and Hong Kong are adequate for our reasonably foreseeable future needs.

ITEM 3.  LEGAL PROCEEDINGS

     On or about March 26, 2001, Rose Art Industries, Inc. and Licensing International, Ltd. commenced an action against us in the United States District Court for the District of New Jersey in which they allege our willful infringement of a patent owned by Licensing International and licensed to Rose Art through our production and sale of our Zyrofoam modeling compound. The plaintiffs seek injunctive relief, monetary damages in a unspecified amount, together with interest thereon, and reasonable attorneys' fees. We have not yet answered the plaintiff's first amended complaint, but we believe that their claims are without merit and we intend vigorously to defend against their action. At this early stage in these proceedings, we are unable to predict the likely outcome of the action or its impact on our business, financial condition or results of operations. We are a party to, and certain of our property is the subject of, various pending claims and legal proceedings that routinely arise in the ordinary course of our business, but we do not believe that any of these claims or proceedings will have a material effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of 2000 to a vote of our security holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock is traded on the Nasdaq National Market under the symbol "JAKK." The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock on the Nasdaq National Market.

                                                                PRICE RANGE OF
                                                                 COMMON STOCK
                                                             --------------------
                                                              HIGH          LOW
                                                             ------        ------
1999:
  First quarter............................................  $13.67        $ 7.00
  Second quarter...........................................   19.92         12.17
  Third quarter............................................   26.83         15.50
  Fourth quarter...........................................   29.33         16.13
2000:
  First quarter............................................   25.19         13.94
  Second quarter...........................................   25.00         13.25
  Third quarter............................................   20.75          9.00
  Fourth quarter...........................................   10.56          7.00

     On March 30, 2001, the last sale price of our common stock reported on the Nasdaq National Market was $10.625 per share.

SECURITY HOLDERS

     As of March 30, 2001, there were approximately 101 holders of record of our common stock.

DIVIDENDS

     We have never paid any cash dividends on any of our common stock. We intend to retain our future earnings, if any, to finance the growth and development of our business, and, accordingly, we do not plan to pay any cash dividends on our common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     You should read the financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes (included in Item 8).

                                                                        YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------------
                                                            1996      1997      1998       1999       2000
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales................................................  $12,052   $41,945   $85,253   $183,685   $252,288
Cost of sales............................................    7,231    25,875    52,000    107,602    149,881
                                                           -------   -------   -------   --------   --------
Gross profit.............................................    4,821    16,070    33,253     76,083    102,407
Selling, general and administrative expenses.............    3,612    11,895    24,007     51,154     80,435
                                                           -------   -------   -------   --------   --------
Income from operations...................................    1,209     4,175     9,246     24,929     21,972
Profit from Joint Venture................................       --        --        --     (3,605)   (15,906)
Interest, net............................................     (134)      418       423     (1,588)    (3,833)
Other (income) expense...................................       --       328       591       (182)     1,377
                                                           -------   -------   -------   --------   --------
Income before provision for income taxes.................    1,343     3,429     8,232     30,304     40,334
Provision for income taxes...............................      163       643     1,857      8,334     11,697
                                                           -------   -------   -------   --------   --------
Net income...............................................  $ 1,180   $ 2,786   $ 6,375   $ 21,970   $ 28,637
                                                           =======   =======   =======   ========   ========
Basic earnings per share.................................  $  0.24   $  0.40   $  0.75   $   1.55   $   1.50
                                                           =======   =======   =======   ========   ========
Weighted average shares outstanding......................    4,927     6,932     8,539     13,879     19,060
                                                           =======   =======   =======   ========   ========
Diluted earnings per share...............................  $  0.22   $  0.35   $  0.59   $   1.39   $   1.41
                                                           =======   =======   =======   ========   ========
Weighted average shares and equivalents outstanding......    5,256     9,013    11,403     15,840     20,281
                                                           =======   =======   =======   ========   ========

                                                                      AT DECEMBER 31,
                                                   -----------------------------------------------------
                                                    1996       1997       1998        1999        2000
                                                                      (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents........................  $ 6,355    $ 2,536    $12,452    $ 57,546    $ 29,275
Working capital..................................    7,824      3,368     13,736     113,170      86,897
Total assets.....................................   14,200     43,605     58,736     232,878     248,722
Long-term debt, net of current portion...........       --      6,000      5,940           9       1,000
Total stockholders' equity.......................   11,746     25,959     37,754     187,501     204,530

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

     JAKKS was founded to design, develop, produce and market children's toys and related products. We commenced business operations on July 1, 1995 when we assumed operating control over the toy business of Justin Products Limited (Justin) which consisted primarily of fashion dolls and accessories and electronic products for children.

     One of our key strategies has been to grow through the acquisition or licensing of product lines, concepts and characters. In 1996, we expanded our product lines to include products based on licensed characters and properties, such as World Wrestling Federation action figures and accessories.

     We acquired Road Champs in February 1997, and have included the results of operations of Road Champs from February 1, 1997, the effective date of the acquisition. We acquired the Child Guidance and Remco trademarks in October 1997, both of which contributed to operations nominally in 1997, but contributed more significantly to operations commencing in 1998. We acquired Berk in June 1999 and have included the results of operations of Berk since June 29, 1999. In October 1999, we acquired Flying Colors Toys. The Flying Colors product lines contributed to operations beginning in the fourth quarter of 1999. In July 2000, we acquired Pentech International whose products include writing instruments and activity items. The Pentech products contributed nominally to operations beginning in the second quarter of 2000.

     Our products currently include (1) action figures and accessories featuring licensed characters, principally from the World Wrestling Federation, (2) Flying Colors molded plastic activity sets, compound playsets and lunch boxes, (3) Wheels division products, including Road Champs die-cast collectible and toy vehicles and Remco toy vehicles and role-play toys and accessories, (4) Pentech writing instruments and activity products, (5) Child Guidance infant and pre-school electronic toys, toy foam puzzle mats and blocks, activity sets and outdoor products and (6) fashion dolls and related accessories.

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

     We contract the manufacture of most of our products to unaffiliated manufacturers located in China. We sell the finished products on a letter of credit basis or on open account to our customers, who take title to the goods in Hong Kong. These methods allow us to reduce certain operating costs and working capital requirements. A portion of our sales, primarily sales of our Road Champs, Flying Colors and Pentech products, originate in the United States, so we hold certain inventory in our warehouse and fulfillment facility. In addition, we hold inventory of other products from time to time in support of promotions or other domestic programs with retailers. To date, substantially all of our sales have been to domestic customers. We intend to expand distribution of our products into foreign territories and, accordingly, we have (1) engaged representatives to oversee sales in certain territories, (2) engaged distributors in certain territories, and (3) established direct relationships with retailers in certain territories.

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

     Selling, general and administrative expenses include costs directly associated with the selling process, such as sales commissions, advertising and travel expenses, as well as general corporate expenses, goodwill and trademark amortization and product development. We have recorded goodwill of approximately $78.2 million and trademarks of approximately $13.9 million in connection with acquisitions made to date. Goodwill is being amortized over a 30-year period, while trademark acquisition costs are being amortized over periods ranging from 5 to 30 years.

RESULTS OF OPERATION

     The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

                                                     YEARS ENDED DECEMBER 31,
                                             -----------------------------------------
                                             1996     1997     1998     1999     2000
Net sales................................    100.0%   100.0%   100.0%   100.0%   100.0%
Cost of sales............................     60.0     61.7     61.0     58.6     59.4
                                             -----    -----    -----    -----    -----
Gross profit.............................     40.0     38.3     39.0     41.4     40.6
Selling, general and administrative
  expenses...............................     30.0     28.4     28.2     27.8     31.9
                                             -----    -----    -----    -----    -----
Income from operations...................     10.0      9.9     10.8     13.6      8.7
Profit from Joint Venture................       --       --       --     (2.0)    (6.3)
Interest, net............................     (1.1)     1.0      0.4     (0.9)    (1.5)
Other (income) expense...................       --      0.7      0.7       --      0.5
                                             -----    -----    -----    -----    -----
Income before income taxes...............     11.1      8.2      9.7     16.5     16.0
Provision for income taxes...............      1.3      1.6      2.2      4.5      4.6
                                             -----    -----    -----    -----    -----
Net income...............................      9.8%     6.6%     7.5%    12.0%    11.4%
                                             =====    =====    =====    =====    =====

YEARS ENDED DECEMBER 31, 2000 AND 1999

     Net Sales. Net sales increased $68.6 million, or 37.3% to $252.3 million in 2000 from $183.7 million in 1999. The significant growth in net sales was due primarily to the continuing growth in our Wheels division, consisting primarily of our Road Champs die-cast toy and collectible vehicles with the launch of the lines of extreme sports products, including our BXS die-cast bicycles, fashion and holiday dolls, as well as the addition of Flying Colors products, which began contributing to operations beginning in the fourth quarter of 1999, and Pentech products, which began contributing to operations in August 2000, offset by a decrease in sales of our World Wrestling Federation wrestling products.

     Gross Profit. Gross profit increased $26.3 million, or 34.6%, to $102.4 million in 2000, or 40.6% of net sales, from $76.1 million, or 41.4% of net sales, in 1999. The overall increase in gross profit was attributable to the significant increase in net sales. Gross profit margin decreased slightly mainly due to an increase in the amortization expense of molds and tools used in the manufacture of our products and royalty expense as a percentage of net sales due to changes in the product mix and the launch of a larger number of products in 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $80.4 million in 2000 and $51.1 million in 1999, constituting 31.9% and 27.8% of net sales, respectively. The overall significant increase of $29.3 million in such costs was due to costs incurred in support of the Company's development, marketing and distribution of products under its recently acquired Flying Colors and Pentech brands. The overall dollar increase was due to the significant increase in net sales with its proportionate impact on variable selling costs such as freight and shipping related expenses, sales commissions, cooperative advertising and travel expenses, among others. We produced television commercials in support of several of our products, including World Wrestling Federation action figures, Flying Colors' Goooze and It's a Girl Thing in 1999 and 2000 and we increased our overall media buys in 2000. From time to time, we may increase our advertising efforts, including the use of more expensive advertising media, such as television, if we deem it appropriate for particular products.

     Profit from Joint Venture. Beginning in the fourth quarter of 1999, we began to earn our preferred return on the sale of World Wrestling Federation video games by our joint venture with THQ with the release of two games, whereas in 2000, four titles were released plus sales continued on 1999 releases.

     Interest, Net. We had significantly higher average cash balances during 2000 than in 1999 due to the net proceeds from the sale of our common stock in December 1999. In addition, we assumed certain interest-bearing obligations in 2000 in conjunction with the Pentech acquisition and we had convertible debentures outstanding in 1999.

     Other Expense Net. Other expense in 2000 consists mainly of expenses related to the lease termination of certain Flying Colors facilities and other related shut-down costs in addition to costs related to the recall of one of our products in 2000. No such expenses were incurred in 1999.

     Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 1999 and 2000, at effective tax rates of 27.5% in 1999 and 29.0% in 2000, benefiting from a flat 16.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong. As of December 31, 2000, we had deferred tax assets of approximately $0.4 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In making this determination, management considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

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

     Profit from Joint Venture. In 1999, we began to earn our preferred return on the sale of World Wrestling Federation video games by our joint venture with THQ.

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

                                             1998                          1999
                             -------------------------------------   -----------------
                              FIRST    SECOND     THIRD    FOURTH     FIRST    SECOND
                             QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..................  $11,030   $16,131   $34,218   $23,873   $24,960   $35,981
 As a % of full year.......     12.9%     18.9%     40.1%     28.0%     13.6%     19.6%
Gross profit...............  $ 4,350   $ 6,118   $13,242   $ 9,542   $10,764   $14,649
 As a % of full year.......     13.1%     18.4%     39.8%     28.7%     14.2%     19.3%
 As a % of net sales.......     39.4%     37.9%     38.7%     40.0%     43.1%     40.7%
Income from operations.....  $   768   $ 1,427   $ 5,069   $ 1,983   $ 2,743   $ 4,225
 As a % of full year.......      8.3%     15.4%     54.8%     21.4%     11.0%     17.0%
 As a % of net sales.......      7.0%      8.8%     14.8%      8.3%     11.0%     11.7%
Income before income
 taxes.....................  $   610   $ 1,316   $ 4,648   $ 1,658   $ 2,743   $ 4,587
 As a % of net sales.......      5.5%      8.2%     13.6%      6.9%     11.0%     12.7%
Net income.................  $   462   $   958   $ 3,434   $ 1,521   $ 2,005   $ 3,355
 As a % of net sales.......      4.2%      5.9%     10.0%      6.4%      8.0%      9.3%
Diluted earnings per
 share.....................  $  0.05   $  0.09   $  0.30   $  0.14   $  0.17   $  0.21
Weighted average shares and
 equivalents outstanding...   10,740    11,679    11,808    11,756    12,624    15,732

                                   1999                          2000
                             -----------------   -------------------------------------
                              THIRD    FOURTH     FIRST    SECOND     THIRD    FOURTH
                             QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..................  $60,236   $62,508   $50,782   $50,578   $91,838   $59,090
 As a % of full year.......     32.8%     34.0%     20.1%     20.0%     36.4%     23.4%
Gross profit...............  $24,759   $25,912   $20,104   $21,748   $37,672   $22,883
 As a % of full year.......     32.5%     34.0%     19.6%     21.2%     36.8%     22.3%
 As a % of net sales.......     41.1%     41.5%      8.0%      8.6%     14.9%      9.1%
Income from operations.....  $ 9,893   $ 8,068   $ 4,004   $ 6,716   $11,201   $    51
 As a % of full year.......     40.0%     32.0%     18.2%     30.6%     51.0%      0.2%
 As a % of net sales.......     16.4%     13.1%      1.6%      2.7%      4.4%      0.0%
Income before income
 taxes.....................  $10,426   $12,548   $ 9,715   $ 8,877   $13,615   $ 8,127
 As a % of net sales.......     17.3%     19.9%      3.9%      3.5%      5.4%      3.2%
Net income.................  $ 7,642   $ 8,968   $ 6,603   $ 6,237   $ 9,769   $ 6,028
 As a % of net sales.......     12.7%     14.4%      2.6%      2.5%      3.9%      2.4%
Diluted earnings per
 share.....................  $  0.44   $  0.49   $  0.32   $  0.31   $  0.48   $  0.32
Weighted average shares and
 equivalents outstanding...   17,541    18,378    20,374    20,371    20,330    18,621

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, we had working capital of $86.9 million, as compared to $113.2 million as of December 31, 1999. This decrease was primarily attributable to the acquisition of Pentech International Inc. in July 2000 and the repurchase of our common stock throughout the year.

     Operating activities provided net cash of $30.0 million in the year ended December 31, 2000 as compared to having used $30.4 million in 1999. Net cash was provided primarily by net income, non-cash charges, such as depreciation and amortization, and the sale of marketable securities, as well as the increase of accounts payable, income taxes payable, and deferred income taxes, which were offset in part by increases in profit from joint venture, accounts receivable, inventory, advance royalty payments, and prepaid expenses and other, and a decrease in accrued expenses, and reserve for sales returns and allowances. As of December 31, 2000, we had cash and cash equivalents of $29.3 million and marketable securities of $13.6 million.

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

     Our investing activities used net cash of $60.8 million in the year ended December 31, 2000, as compared to $46.6 million in 1999, consisting primarily of the purchase of molds and tooling used in the manufacture of our products in 2000 and 1999, and goodwill acquired in the acquisition of Pentech, the repurchase of our common stock, and notes receivable from officers in 2000. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties ranging from 1% to 12% payable on net sales of such products. As of December 31, 2000, these agreements required future aggregate minimum guarantees of $13.4 million, exclusive of $1.1 million in advances already paid. During 2000, we repurchased 1,493,600 shares of our common stock for a total of $12,911,483.

     Our investing activities used net cash of $46.6 million in the year ended December 31, 1999, as compared to $5.1 million in 1998, consisting primarily of the purchase of molds and tooling used in the manufacture of our products in 1999 and 1998 and goodwill acquired in the acquisitions of Flying Colors and Berk in 1999.

     Our financing activities provided net cash of $2.6 million in the year ended December 31, 2000 compared to $122.1 million in 1999, consisting primarily of the proceeds from stock options and warrants exercised and the assumption of debt related to the acquisition of Pentech in 2000. Net cash provided in 1999 consisted primarily of proceeds from the issuance of our common stock and proceeds from stock options and warrants exercised.

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

     In May 1999, we received $51.9 million in net proceeds from the sale of 3,999,844 shares of our common stock. We used substantially all of these proceeds to fund our acquisition of Flying Colors Toys. In December 1999, we received $65.9 million in net proceeds from the sale of 2,811,111 shares of our Common Stock. These proceeds, which we invested temporarily in marketable securities and cash equivalents, were applied to our product acquisition, development, working capital and general corporate needs.

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

     On October 5, 1999, we completed the acquisition of the Flying Colors product line through the purchase of all the outstanding capital stock of Flying Colors Toys, a privately-held company based in Dexter, Michigan. At or shortly after the closing we paid approximately $34.7 million for the stock and paid off approximately $17.6 million of indebtedness. We also agreed to pay an earn-out of up to $4.5 million in each of the three twelve-month periods following the closing if gross profit of Flying Colors products achieve certain targeted levels during these periods. The maximum earn-out of $4.5 million was earned in the initial earn-out period ended September 30, 2000. One of Flying Colors Toys' senior executives and most of its creative design and product development staff have remained with Flying Colors Toys. Flying Colors Toys' principal products include molded plastic activity kits, compound playsets and lunch boxes featuring licensed characters, including Rugrats, Blue's Clues and Looney Tunes characters. The kits cover a broad range of products and activities, such as make and paint your own characters, jewelry making, art studios, posters, puzzles and other projects.

     On July 28, 2000, we acquired all of the outstanding capital stock of Pentech for an aggregate purchase price of approximately $20.6 million, which was paid in cash on the closing of the transaction. In addition, we paid on the closing $10.0 million to pay down certain indebtedness of Pentech, assumed liabilities of approximately $25.5 million and incurred estimated legal and other acquisition costs of approximately $1.2 million. In December 1999, Pentech renewed a three-year $25,000,000 Revolving Credit Agreement with Bank America Business Credit, Inc. now known as Bank of America, N.A. ("BABC") (the "Credit Agreement"). Borrowings under the Credit Agreement are subject to limitations based upon eligible inventory and accounts receivable as defined in the Credit Agreement. Amounts borrowed under the Credit Agreement accrue interest, at Pentech's option, at either prime plus 0.5% or LIBOR plus 2.5%. Pentech designs, produces and markets licensed pens, markers, pencils, and other writing instruments, craft and activity kits, and related stationery products.

     We believe that our cash flows from operations and cash and cash equivalents on hand will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of December 31, 2000, we have not used derivative instruments or engaged in hedging activities to minimize our market risk.

INTEREST RATE RISK

     As of December 31, 2000, we do not have any outstanding balances on our credit facility, nor do we expect to draw on the facility prior to its termination or expiration, and we have only nominal interest-bearing obligations. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Stockholders
JAKKS Pacific, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of JAKKS Pacific, Inc. and Subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows and the financial statement schedule for each of the three years in the period ended December 31, 2000. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of JAKKS Pacific, Inc. and Subsidiaries as of December 31, 1999 and 2000, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ PANNELL KERR FORSTER
                                          --------------------------------------
                                          PANNELL KERR FORSTER
                                          Certified Public Accountants
                                          A Professional Corporation
February 16, 2001, except note 18
for which the date is March 26, 2001

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1999            2000
                                                              ------------    ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $ 57,546,406    $ 29,275,424
  Marketable securities.....................................    39,333,944      13,617,912
  Accounts receivable, net of allowance for uncollectible
     accounts of $1,887,374 and $3,011,702 for 1999 and
     2000, respectively.....................................    38,024,903      47,053,699
  Inventory, net of reserves of $2,942,606 and $7,321,637
     for 1999 and 2000, respectively........................    19,863,508      30,534,826
  Prepaid expenses and other................................     1,617,692       5,655,480
  Advanced royalty payments.................................     1,137,238       2,495,027
                                                              ------------    ------------
          Total current assets..............................   157,523,691     128,632,368
PROPERTY AND EQUIPMENT
  Office furniture and equipment............................     1,233,068       3,779,585
  Molds and tooling.........................................    15,283,211      23,929,329
  Leasehold improvements....................................       344,263       1,927,805
                                                              ------------    ------------
          Total.............................................    16,860,542      29,636,719
  Less accumulated depreciation and amortization............     5,320,103      10,653,467
                                                              ------------    ------------
          Property and equipment, net.......................    11,540,439      18,983,252
Notes Receivable - Officers.................................            --       2,450,000
Intangibles and deposits, net...............................     1,502,147       2,203,679
Investment in joint venture.................................     3,658,339       9,758,359
Goodwill, net...............................................    46,020,232      74,590,189
Trademarks, net.............................................    12,633,248      12,104,546
                                                              ------------    ------------
          Total assets......................................  $232,878,096    $248,722,393
                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $  9,962,655    $ 14,619,519
  Accrued expenses..........................................    15,856,505      12,539,290
  Reserve for sales returns and allowances..................    15,318,001       6,553,231
  Current portion of long-term debt.........................         4,967         400,000
  Income taxes payable......................................     3,211,926       7,623,355
                                                              ------------    ------------
          Total current liabilities.........................    44,354,054      41,735,395
Long-term debt, net of current portion......................         8,713       1,000,000
Deferred income taxes.......................................     1,013,834       1,456,817
                                                              ------------    ------------
          Total liabilities.................................    45,376,601      44,192,212
                                                              ------------    ------------
Commitments and contingencies
STOCKHOLDERS' EQUITY
  Common stock, $.001 par value; 25,000,000 shares
     authorized; 19,272,692 and 19,485,582 shares issued,
     respectively...........................................        19,273          19,485
  Additional paid-in capital................................   155,172,781     156,475,343
  Treasury Stock, at cost, nil and 1,493,600 shares,
     respectively...........................................            --     (12,911,483)
  Retained earnings.........................................    32,309,441      60,946,836
                                                              ------------    ------------
          Total stockholders' equity........................   187,501,495     204,530,181
                                                              ------------    ------------
          Total liabilities and stockholders' equity........  $232,878,096    $248,722,393
                                                              ============    ============

See notes to consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    YEARS ENDED DECEMBER 31,
                                           -------------------------------------------
                                              1998            1999            2000
Net sales................................  $85,252,563    $183,685,124    $252,287,943
Cost of sales............................   52,000,135     107,601,639     149,880,804
                                           -----------    ------------    ------------
Gross profit.............................   33,252,428      76,083,485     102,407,139
Selling, general and administrative
  expenses...............................   24,006,497      51,154,627      80,434,872
                                           -----------    ------------    ------------
Income from operations...................    9,245,931      24,928,858      21,972,267
Profit from Joint Venture................           --      (3,604,487)    (15,905,860)
Interest, net............................      422,553      (1,588,043)     (3,833,359)
Other (income) expense...................      590,948        (182,305)      1,377,128
                                           -----------    ------------    ------------
Income before provision for income
  taxes..................................    8,232,430      30,303,693      40,334,358
Provision for income taxes...............    1,857,404       8,333,844      11,696,963
                                           -----------    ------------    ------------
Net income...............................  $ 6,375,026    $ 21,969,849    $ 28,637,395
                                           ===========    ============    ============
Basic earnings per share.................  $      0.75    $       1.55    $       1.50
                                           ===========    ============    ============
Diluted earnings per share...............  $      0.59    $       1.39    $       1.41
                                           ===========    ============    ============

See notes to consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        DECEMBER 31, 1998, 1999 AND 2000

                                                       CONVERTIBLE    PAR
                                           COMMON       PREFERRED    VALUE               ADDITIONAL
                                           SHARES        SHARES       PER      STOCK      PAID-IN        TREASURY      RETAINED
                                         OUTSTANDING   OUTSTANDING   SHARE    AMOUNT      CAPITAL         STOCK        EARNINGS
Balance, December 31, 1997.............   7,413,141       3,525      $0.001   $ 7,417   $ 21,690,590   $         --   $ 4,402,636
Conversion of preferred stock..........          --      (3,525)      0.001        (4)             4                           --
Issuance of common stock from
 conversion of preferred stock.........   1,409,997          --       0.001     1,410         (1,410)                          --
Issuance of 7% convertible preferred
 stock for cash........................          --       1,000       0.001         1      4,731,151                           --
Exercise of options....................     215,925          --       0.001       216        647,176                           --
Earned compensation from grant of
 options...............................          --          --          --        --             --                           --
Cancellation of options, unearned
 compensation..........................          --          --          --        --        (25,988)                          --
Net income.............................          --          --          --        --             --                    6,375,026
                                         ----------      ------      ------   -------   ------------   ------------   -----------
Balance, December 31, 1998.............   9,039,063       1,000       0.001     9,040     27,041,523             --    10,777,662
Conversion of preferred stock..........          --      (1,000)      0.001        (1)             1                           --
Issuance of common stock from
 conversion of preferred stock.........     837,987          --       0.001       838           (838)                          --
Issuance of common stock for cash......   6,810,955          --       0.001     6,811    117,785,304                           --
Issuance of common stock from
 conversion of convertible
 debentures............................   1,565,218          --       0.001     1,565      5,598,685                           --
Dividends paid.........................          --          --          --        --             --                     (438,070)
Exercise of options and
 warrants..............................   1,019,469          --       0.001     1,020      4,748,106                           --
Earned compensation from grant of
 options...............................          --          --          --        --             --                           --
Net income.............................          --          --          --        --             --                   21,969,849
                                         ----------      ------      ------   -------   ------------   ------------   -----------
Balance, December 31, 1999.............  19,272,692          --       0.001    19,273    155,172,781             --    32,309,441
Exercise of options and warrants.......     212,890                   0.001       212      1,171,031
Earned compensation for fully vested
 stock options.........................          --          --          --        --        131,531             --            --
Repurchase of common stock.............  (1,493,600)         --          --        --             --    (12,911,483)           --
Net income.............................          --          --          --        --             --             --    28,637,395
                                         ----------      ------      ------   -------   ------------   ------------   -----------
Balance, December 31, 2000.............  17,991,982          --      $0.001   $19,485   $156,475,343   $(12,911,483)  $60,946,836
                                         ==========      ======      ======   =======   ============   ============   ===========

                                           UNEARNED
                                         COMPENSATION       TOTAL
                                          FROM GRANT    STOCKHOLDERS'
                                          OF OPTIONS       EQUITY
Balance, December 31, 1997.............   $(141,937)    $ 25,958,706
Conversion of preferred stock..........          --               --
Issuance of common stock from
 conversion of preferred stock.........          --               --
Issuance of 7% convertible preferred
 stock for cash........................          --        4,731,152
Exercise of options....................          --          647,392
Earned compensation from grant of
 options...............................      41,677           41,677
Cancellation of options, unearned
 compensation..........................      25,988               --
Net income.............................          --        6,375,026
                                          ---------     ------------
Balance, December 31, 1998.............     (74,272)      37,753,953
Conversion of preferred stock..........          --               --
Issuance of common stock from
 conversion of preferred stock.........          --               --
Issuance of common stock for cash......          --      117,792,115
Issuance of common stock from
 conversion of convertible
 debentures............................          --        5,600,250
Dividends paid.........................          --         (438,070)
Exercise of options and
 warrants..............................          --        4,749,126
Earned compensation from grant of
 options...............................      74,272           74,272
Net income.............................          --       21,969,849
                                          ---------     ------------
Balance, December 31, 1999.............          --      187,501,495
Exercise of options and warrants.......                    1,171,243
Earned compensation for fully vested
 stock options.........................          --          131,531
Repurchase of common stock.............          --      (12,911,483)
Net income.............................          --       28,637,395
                                          ---------     ------------
Balance, December 31, 2000.............   $      --     $204,530,181
                                          =========     ============

See notes to consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1998            1999            2000
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.....................................  $  6,375,026    $ 21,969,849    $ 28,637,395
                                                   ------------    ------------    ------------
  Adjustments to reconcile net income to net cash
     provided (used) by operating activities
     Depreciation and amortization...............     2,986,137       4,571,374       9,272,917
     Earned compensation from stock option
       grants....................................        41,677          74,272         131,531
     Profit from joint venture...................            --      (3,604,487)     (6,100,020)
     Loss on disposal of property and
       equipment.................................       719,331          12,081              --
     Sale (purchase) of marketable securities....            --     (39,333,944)     25,716,032
     Changes in operating assets and liabilities
       Accounts receivable.......................    (3,191,197)    (26,098,178)     (9,028,796)
       Inventory.................................      (970,691)    (16,944,567)    (10,671,318)
       Advance royalty payments..................       (54,939)       (829,696)     (1,357,789)
       Prepaid expenses and other................       412,313        (586,337)     (4,037,788)
       Accounts payable..........................      (561,340)      6,257,539       4,656,864
       Accrued expenses..........................     1,904,465      11,484,794      (3,317,215)
       Income taxes payable......................       815,149       1,793,163       4,411,429
       Reserve for sales returns and
          allowances.............................     3,480,696       9,976,484      (8,764,770)
       Deferred income taxes.....................        57,809         869,129         442,983
                                                   ------------    ------------    ------------
          Total adjustments......................     5,639,410     (52,358,373)      1,354,060
                                                   ------------    ------------    ------------
          Net cash provided (used) by operating
            activities...........................    12,014,436     (30,388,524)     29,991,455
                                                   ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Property and equipment.........................    (3,875,852)    (10,397,828)    (13,787,805)
  Due from officers..............................        15,112              --              --
  Other assets...................................      (197,928)       (763,249)     (1,134,864)
  Trademarks.....................................       (12,252)             --              --
  Investment in joint venture....................    (1,044,708)        990,856              --
  Cash paid in excess of cost over toy business
     assets acquired (goodwill)..................            --     (36,446,401)    (30,535,848)
  Repurchase of common shares....................            --              --     (12,911,483)
  Notes Receivable -- Officers...................            --              --      (2,450,000)
                                                   ------------    ------------    ------------
          Net cash used by investing
            activities...........................    (5,115,628)    (46,616,622)    (60,820,000)
                                                   ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock.............            --     117,792,115              --
  Proceeds from sale of convertible preferred
     stock.......................................     4,731,152              --              --
  Conversion of convertible debentures...........            --         (17,500)             --
  Proceeds from debt.............................            --          13,680              --
  Proceeds from stock options and warrants
     exercised...................................       647,392       4,749,126       1,171,243
  Dividends paid.................................            --        (438,070)             --
  Repayments of debt.............................    (2,361,076)             --         (13,680)
  Acquired debt..................................            --              --       1,400,000
                                                   ------------    ------------    ------------
          Net cash provided by financing
            activities...........................     3,017,468     122,099,351       2,557,563
                                                   ------------    ------------    ------------
Net increase (decrease) in cash and cash
  equivalents....................................     9,916,276      45,094,205     (28,270,982)
Cash and cash equivalents, beginning of year.....     2,535,925      12,452,201      57,546,406
                                                   ------------    ------------    ------------
Cash and cash equivalents, end of year...........  $ 12,452,201    $ 57,546,406    $ 29,275,424
                                                   ============    ============    ============
Cash paid during the period for:
  Interest.......................................  $    647,404    $    176,688    $    189,630
                                                   ============    ============    ============
  Income taxes...................................  $  1,042,255    $  4,742,351    $  8,600,895
                                                   ============    ============    ============

     See note 15 for additional supplemental information to consolidated statements of cash flows.

See notes to consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

NOTE 1--PRINCIPAL INDUSTRY

     JAKKS Pacific, Inc. (the Company), a Delaware corporation, is engaged in the development, production and marketing of toys and related products, some of which are based on highly-recognized entertainment properties and character licenses. The Company commenced its primary business operations in July 1995 through the purchase of substantially all of the assets of a Hong Kong toy company. The Company markets its product lines domestically and internationally.

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

REVENUE RECOGNITION

     Revenue is recognized upon the shipment of goods to customers. Provisions for estimated defective products, markdowns and other allowances are made at the time of sale.

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

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2000

capital in the equity section of a statement of financial position. The adoption of this statement did not have any impact on the Company's results of operations, financial position, or cash flows.

INVENTORY

     Inventory is valued at the lower of cost (first-in, first-out) or market.

MARKETABLE SECURITIES

     In 1999 the Company adopted SFAS No. 115 (Accounting for Certain Investments in Debt Securities). The marketable securities have been categorized as trading and as a result are stated at fair value, with unrealized holding gains and losses included in earnings. At December 31, 1999 and 2000, such gains and losses were not material.

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

ADVERTISING

     Production costs of commercials and programming are charged to operations in the year during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the year incurred. Advertising expense for the years ended December 31, 1998, 1999 and 2000, was approximately $3,903,000, $7,038,000, and $14,416,000 respectively.

INCOME TAXES

     The Company does not file a consolidated return with its foreign subsidiaries. The Company files Federal and state returns and its foreign subsidiaries each file Hong Kong returns. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized as deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2000

a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

BUSINESS SEGMENTS

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires public business enterprises to report financial and descriptive information about reportable segments. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in one reportable segment: the development, production and marketing of toys and related products, which include our Pentech writing instrument and activity products.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1999 consolidated financial statements to conform to the current year presentation.

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the excess purchase price paid over the fair market value of the assets of acquired toy companies. Goodwill is being amortized over 30 years on a straight-line basis. Accumulated amortization at December 31, 1999 and 2000 totaled $1,381,585 and $3,569,811, respectively.

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

     Intangible assets other than goodwill consist of product technology rights and trademarks. Intangible assets are amortized on a straight-line basis, over five to thirty years, the estimated economic lives of the related assets. Accumulated amortization as of December 31, 1999 and 2000 was $1,528,893 and $2,490,926, respectively.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2000

STOCK SPLIT

     The Board of Directors approved a common stock dividend of 1/2 share for each share of common stock outstanding to effect a three-for-two stock split of the Company's common stock, which was paid on November 4, 1999. All common stock and common stock equivalent shares and per share amounts have been adjusted retroactively to give effect to the split.

EARNINGS PER SHARE (EPS)

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." This statement establishes simplified standards for computing and presenting earnings per share (EPS). It requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and disclosures of the calculation of each EPS amount.

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
                                                 ===========    ==========      =====

                                                                  1999
                                                 --------------------------------------
                                                                 WEIGHTED
                                                                 AVERAGE
                                                   INCOME         SHARES      PER SHARE
Basic EPS
Net income.....................................  $21,969,849
Preferred dividends declared/paid..............     (438,070)
                                                 -----------
Income available to common stockholders........   21,531,779    13,879,304      $1.55
                                                                                =====
Effect of dilutive securities
Options and warrants...........................           --     1,088,179
9% convertible debentures......................      116,867       466,556
7% convertible preferred stock.................      437,500       405,640
                                                 -----------    ----------
Diluted EPS
Income available to common stockholders plus
  assumed exercises and conversions............  $22,086,146    15,839,679      $1.39
                                                 ===========    ==========      =====

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2000

                                                                  2000
                                                 --------------------------------------
                                                                 WEIGHTED
                                                                 AVERAGE
                                                   INCOME         SHARES      PER SHARE
Basic EPS
Income available to common stockholders........  $28,637,395    19,059,544      $1.50
                                                                                =====
Effect of dilutive securities
Options and warrants...........................           --     1,221,931
                                                 -----------    ----------
Diluted EPS
Income available to common stockholders plus
  assumed exercises............................  $28,637,395    20,281,475      $1.41
                                                 ===========    ==========      =====

NOTE 3--ACQUISITIONS AND JOINT VENTURE

     In June 1998, the Company formed a joint venture with a company that develops, publishes and distributes interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture has entered into a license agreement under which it acquired the exclusive worldwide right to publish video games on all hardware platforms. The joint venture agreement provides for the Company to receive preferred returns based on the joint venture's sales. The joint venture's profit and loss will be allocated at 100% to the Company to the extent any preferred return is distributed, accrued or distributable for such fiscal year. Losses shall be allocated in accordance with membership interests for so long as the Company has a positive capital account and thereafter shall be allocated solely to the other partner. During 2000 the Company earned $15,905,860 in profit from the joint venture.

     In October 1999, the Company acquired all of the stock of Flying Colors Toys, Inc. for $52,879,182. Consideration paid at closing was in cash. Professional fees totaling $310,667 were incurred as part of the acquisition costs. Contingent consideration includes an earn-out in an amount of up to $4,500,000 in each of the three 12-month periods following the closing, if gross profits of Flying Colors Toys branded products achieve certain prescribed levels in each of such periods. The maximum earn-out of $4,500,000 was earned by the sellers in the initial earn-out period ended September 30, 2000.

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
                                                         ===========

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2000

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

     The following unaudited pro forma information represents the Company's consolidated results of operations as if the acquisition of Pentech had occurred on January 1, 2000 and after giving effect to certain adjustments including the elimination of other income and expense items not attributable to on-going operations, interest and depreciation expense, and related tax effects. Such

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2000

pro forma information does not purport to be indicative of operating results that would have been reported had the acquisition of Pentech occurred on January 1, 2000 or future operating results.

                                                          YEAR ENDED
                                                       DECEMBER 31, 2000
Net Sales...........................................     $291,578,787
                                                         ============
Net income..........................................     $ 24,390,573
                                                         ============
Basic earnings per share............................     $       1.28
                                                         ============
Weighted average shares outstanding.................       19,059,544
                                                         ============
Diluted earnings per share..........................     $       1.20
                                                         ============
Weighted average shares and equivalents
  outstanding.......................................       20,281,475
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

     The Company performs on-going credit evaluations of its customers' financial condition, but does not require collateral to support customer receivables. Most goods are sold on irrevocable letter of credit basis.

     Included in the Company's consolidated balance sheets at December 31, 1999 and 2000 are its operating net assets, most of which are located in facilities in Hong Kong and China and which totaled approximately $14,510,000, and $40,014,000 for 1999 and 2000, respectively.

NOTE 5--ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                              1999           2000
Bonuses..................................  $ 2,747,710    $ 2,230,563
Trademarks acquisition reserve...........      177,245        177,245
Royalties and sales commissions..........    6,667,598      3,713,634
Hong Kong subsidiaries accruals..........    3,436,335      3,886,757
Other....................................    2,827,617      2,531,091
                                           -----------    -----------
                                           $15,856,505    $12,539,290
                                           ===========    ===========

NOTE 6--RELATED PARTY TRANSACTIONS

     A director of the Company is a partner in the law firm that acts as counsel to the Company. The Company incurred legal fees and expenses to the law firm in the amount of approximately $510,000 in 1998, $1,037,000 in 1999 and $975,000 in
2000.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2000

     As of December 31, 2000, there were two notes receivable from officers totaling $2,200,000 issued at interest rates of 6.5% each, with interest payable on each April 28 and October 28 of each year, and principal payable at a maturity date of April 28, 2003. Additionally, there is a third note receivable from an officer for $250,000 issued at an interest rate of 7.0%, with interest and principal payable at a maturity date of May 12, 2002.

NOTE 7--LONG-TERM DEBT

     Long-term debt consists of the following:

                                                               1999         2000
Note Payable due in twenty-six quarterly payments with the
  final payment due April 1, 2004, with interest at 7% per
  annum.....................................................  $    --    $1,400,000
Loan Payable, due in sixty monthly payments with the final
  payment due December 29, 2002, with interest at 6.9% per
  annum.....................................................   13,680            --
                                                              -------    ----------
                                                               13,680     1,400,000
Less current portion of long-term debt......................    4,967       400,000
                                                              -------    ----------
Long-term debt, net of current portion......................  $ 8,713    $1,000,000
                                                              =======    ==========

     The following is a schedule of payments for the note payable:

2001....................................  $  400,000
2002....................................     400,000
2003....................................     400,000
2004....................................     200,000
                                          ----------
                                          $1,400,000
                                          ==========

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

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2000

     The Company does not file a consolidated return with its foreign subsidiaries. The Company files Federal and state returns and its foreign subsidiaries file Hong Kong returns. Income taxes reflected in the accompanying consolidated statements of operations are comprised of the following:

                                            1998          1999         2000
Federal................................  $  715,000    $4,280,650   $ 4,979,188
State and local........................     210,000     1,350,000     1,112,798
Hong Kong..............................     874,595     1,834,065     5,161,994
                                         ----------    ----------   -----------
                                          1,799,595     7,464,715    11,253,980
Deferred...............................      57,809       869,129       442,983
                                         ----------    ----------   -----------
                                         $1,857,404    $8,333,844   $11,696,963
                                         ==========    ==========   ===========

     As of December 31, 1999, the Company has utilized all net operating loss carry-forwards.

                                                         1999          2000
Deferred tax assets resulting from deductible
  temporary differences from loss carry-forwards,
  noncurrent........................................  $ 1,460,000   $   351,761
Deferred tax liabilities resulting from taxable
  temporary differences, noncurrent.................   (2,473,834)   (1,808,578)
                                                      -----------   -----------
                                                      $(1,013,834)  $(1,456,817)
                                                      ===========   ===========

     The Company's management concluded that a deferred tax asset valuation allowance as of December 31, 1998 and 1999 was not necessary.

     A reconciliation of the statutory United States Federal income tax rate to the Company's effective income tax rate is as follows:

                                                          1998    1999    2000
Statutory income tax rate...............................   35%     35%     40%
State and local income taxes, net of Federal income tax
  effect................................................    1       4       3
Effect of temporary differences and Hong Kong's lower
  tax rate..............................................  (22)    (28)    (30)
Effect of net operating loss carry-forwards.............  (11)     --      --
Income taxes on foreign earnings at rates other than the
  United States Statutory rate not subject to United
  States income taxes...................................   19      16      16
                                                          ---     ---     ---
                                                           22%     27%     29%
                                                          ===     ===     ===

     The components of income before provision for income taxes are as follows:

                                         1998          1999           2000
Domestic............................  $3,681,456    $13,105,423    $ 8,480,038
Foreign.............................   4,550,974     17,198,270     31,854,320
                                      ----------    -----------    -----------
                                      $8,232,430    $30,303,693    $40,334,358
                                      ==========    ===========    ===========

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2000

NOTE 9--LEASES

     The Company leases office, warehouse and showroom facilities and certain equipment under operating leases. The following is a schedule of minimum annual lease payments. Rent expense for the years ended December 31, 1998, 1999 and 2000 totaled $550,360, $737,340, and $769,070, respectively.

2001...........................  $ 2,460,629
2002...........................    2,538,829
2003...........................    2,379,842
2004...........................    2,438,535
2005...........................    2,468,139
Thereafter.....................    3,064,773
                                 -----------
                                 $15,350,747
                                 ===========

NOTE 10--COMMON STOCK AND PREFERRED STOCK

     The Company has 26,000,000 authorized shares of stock consisting of 25,000,000 shares of $.001 par value common stock and 1,000,000 shares of $.001 par value preferred stock.

     During 2000, the Company issued 212,890 shares of common stock on exercise of options and warrants for a total of $1,171,243. The Company repurchased 1,493,600 shares of common stock for a total of $12,911,483. In addition, as of December 31, 2000, 256,355 shares were reserved for issuance upon exercise of outstanding warrants granted in connection with the Company's initial public offering, follow-on public offering, private placement of convertible debentures and certain license agreements, at exercise prices ranging from $4.50 to $6.67 per share.

     Warrant activity is summarized as follows:

                                                              WEIGHTED
                                                              AVERAGE
                                                  NUMBER      EXERCISE
                                                OF SHARES      PRICE
Outstanding, December 31, 1997................     540,000     $ 5.52
  Issued......................................     412,500       6.67
  Exercised...................................          --         --
  Canceled....................................          --         --
                                                ----------     ------
Outstanding, December 31, 1998................     952,500       6.02
  Exercised...................................    (434,368)      5.16
  Canceled....................................    (225,000)      6.67
                                                ----------     ------
Outstanding, December 31, 1999................     293,132       5.92
  Exercised...................................     (36,777)      5.79
  Canceled....................................          --         --
                                                ----------     ------
Outstanding, December 31, 2000................     256,355     $ 5.94
                                                ==========     ======

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2000

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

NOTE 11--COMMITMENTS

     The Company has entered into various license agreements whereby the Company may use certain characters and properties in conjunction with its products. Such license agreements call for royalties to be paid at 1% to 12% of net sales with minimum guarantees and advance payments. Additionally, under one such license, the Company has committed to spend 12.5% of related net sales, not to exceed $1,000,000, on advertising per year.

     Future annual minimum royalty guarantees as of December 31, 2000 are as follows:

2001...........................  $ 3,673,002
2002...........................    3,003,877
2003...........................    1,122,500
2004...........................      955,000
2005...........................      925,000
Thereafter.....................    3,700,000
                                 -----------
                                 $13,379,379
                                 ===========

NOTE 12--STOCK OPTION PLAN

     Under its Third Amended and Restated 1995 Stock Option Plan (the Plan), the Company has reserved 3,275,000 shares of its common stock for issuance upon exercise of options granted under the Plan. In 2000, stockholders approved an increase of 650,000 shares in the number of shares available for grant. Under the Plan, employees (including officers), non-employee directors and independent consultants may be granted options to purchase shares of common stock. Prior to the adoption of the Plan in 1995, options for 414,750 shares were granted at an exercise price of $1.33 per share. The Company recorded deferred compensation costs and a related increase in paid-

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2000

in capital of $212,905 for the difference between the grant price and the deemed fair market value of the common stock of $1.85 per share at the date of grant. Such compensation costs were recognized on a straight-line basis over the four-year vesting period of the options. In 1998, 1999 and 2000, the fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: risk-free rate of interest of 6%; dividend yield of 0%; and expected lives of five years.

     As of December 31, 2000, 558,775 shares were available for future grant. Additional shares may become available to the extent that options presently outstanding under the Plan terminate or expire unexercised.

     Stock option activity pursuant to the Plan is summarized as follows:

                                                              WEIGHTED
                                                              AVERAGE
                                                  NUMBER      EXERCISE
                                                OF SHARES      PRICE
Outstanding, December 31, 1997................     795,750     $ 6.08
  Granted.....................................     726,750       5.59
  Exercised...................................     (47,700)      5.45
  Canceled....................................    (109,500)      5.85
                                                ----------     ------
Outstanding, December 31, 1998................   1,365,300       5.86
  Granted.....................................   1,198,125      16.07
  Exercised...................................    (374,608)      5.20
  Canceled....................................     (50,499)      5.50
                                                ----------     ------
Outstanding, December 31, 1999................   2,138,318      11.70
  Granted.....................................   2,036,497      10.49
  Exercised...................................     (91,177)      6.88
  Canceled....................................  (1,880,898)     15.82
                                                ----------     ------
Outstanding, December 31, 2000................   2,202,740     $ 7.15
                                                ==========     ======

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2000

     Stock option activity outside of the Plan is summarized as follows:

                                                               WEIGHTED
                                                               AVERAGE
                                                   NUMBER      EXERCISE
                                                  OF SHARES     PRICE
Outstanding, December 31, 1997..................   513,562      $2.71
  Granted.......................................        --         --
  Exercised.....................................  (151,350)      2.62
  Canceled......................................   (50,625)      1.33
                                                  --------      -----
Outstanding, December 31, 1998..................   311,587       2.98
  Granted.......................................        --         --
  Exercised.....................................  (210,525)      2.64
  Canceled......................................        --         --
                                                  --------      -----
Outstanding, December 31, 1999..................   101,062       3.69
  Granted.......................................        --         --
  Exercised.....................................   (84,936)      3.96
  Canceled......................................        --         --
                                                  --------      -----
Outstanding, December 31, 2000..................    16,126      $2.24
                                                  ========      =====

     The weighted average fair value of options granted to employees in 1998, 1999 and 2000 was $4.10, $9.12 and $7.23 per share, respectively.

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                                                 OUTSTANDING                  EXERCISABLE
                                       --------------------------------   --------------------
                                                               WEIGHTED               WEIGHTED
                                                   WEIGHTED    AVERAGE                AVERAGE
                                        NUMBER      AVERAGE    EXERCISE    NUMBER     EXERCISE
         OPTION PRICE RANGE            OF SHARES     LIFE       PRICE     OF SHARES    PRICE
$1.33 - $26.00.......................  2,218,866   4.3 years    $7.15      906,185     $6.47

     Had the compensation cost for the Company's Plan been determined on a basis consistent with SFAS No. 123, the Company's net income and earnings per share
(EPS) for 1998, 1999 and 2000 would approximate the pro forma amounts below, which are not indicative of future amounts:

                                                              YEARS ENDED DECEMBER 31,
                                    -----------------------------------------------------------------------------
                                             1998                      1999                       2000
                                    -----------------------   -----------------------   -------------------------
                                        AS                        AS                        AS
                                     REPORTED    PRO FORMA     REPORTED    PRO FORMA     REPORTED      PRO FORMA
SFAS No. 123 charge, net of tax...  $       --   $  551,541   $       --   $1,178,025   $        --   $ 1,806,108
Net income........................   6,375,026    5,823,485   21,969,849   20,791,824    28,637,395    26,831,287
Basic EPS.........................        0.75         0.68         1.55         1.47          1.50          1.41
Diluted EPS.......................  $     0.59   $     0.55   $     1.39   $     1.32   $      1.41   $      1.32

NOTE 13 -- PROFIT SHARING PLAN

     Effective January 1, 1997, the Company adopted a 401(k) profit sharing plan and trust (Plan). The Plan is for the exclusive benefit of eligible employees and beneficiaries. Under the Plan,

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2000

employees may elect to defer a portion of their compensation and have those amounts contributed to the Plan on their behalf. Contributions made to the Plan will be held and invested by the Plan's trustee. The Company acts as the Plan's administrator. The Plan year begins on January 1st and ends on December 31st. Employees may be eligible to participate in the Plan after they have completed three months of service. The Company makes matching contributions equal to 50% of the amount of salary deferral up to a maximum of 10% of compensation. The Company may also make discretionary contributions to the Plan each year. Participants may defer up to 15% of their compensation each year. However, deferrals in any taxable year may not exceed a dollar limit which is set by law. The limit for 2000 was $10,500. Participants are immediately 100% vested in their salary reduction amounts contributed to the Plan. Vesting of the Company contributions made to the Plan is based on years of service, as follows:

                                    CUMULATIVE
       YEARS OF SERVICE           PERCENT VESTED
1..............................         20%
2..............................         40
3..............................         60
4..............................         80
5..............................        100

     The Company has the right to amend or terminate the Plan at any time. Upon termination of the Plan, all amounts credited to participants accounts will become 100% vested.

     As of December 31, 2000, the Plan has not been "qualified" under the provisions of the Internal Revenue Code, and for the year then ended, the Company contributed $212,212 in matching contributions to the Plan.

NOTE 14--MAJOR CUSTOMERS AND INTERNATIONAL SALES

     Net sales to major customers were as follows:

          1998                       1999                        2000
- ------------------------   -------------------------   -------------------------
  AMOUNT      PERCENTAGE      AMOUNT      PERCENTAGE      AMOUNT      PERCENTAGE
$23,604,000      27.7%     $ 45,270,000      24.6%     $ 43,505,000      17.2%
 11,103,000      13.0        27,684,000      15.1        36,321,000      14.4
 10,944,000      12.8        22,739,000      12.4        30,481,000      12.1
  9,951,000      11.7        17,938,000       9.8        27,338,000      10.8
  3,717,000       4.4        15,229,000       8.3        21,875,000       8.7
- -----------      ----      ------------      ----      ------------      ----
$59,319,000      69.6%     $128,860,000      70.2%     $159,520,000      63.2%
===========      ====      ============      ====      ============      ====

     Net sales to international customers totaled approximately $6,309,000, $13,056,000 and $22,495,000 in 1998, 1999 and 2000, respectively.

NOTE 15--SUPPLEMENTAL INFORMATION TO CONSOLIDATED STATEMENTS OF CASH FLOWS

     In 1999, the holders of the Company's 9% convertible debentures converted all $6,000,000 principal amount of the debentures into 1,565,218 shares of the Company's common stock.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2000

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

NOTE 16--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected unaudited quarterly financial data for the years 1999 and 2000 are summarized below:

                                                                    1999                                    2000
                                                    -------------------------------------   -------------------------------------
                                                     FIRST    SECOND     THIRD    FOURTH     FIRST    SECOND     THIRD    FOURTH
                                                    QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales........................................   $24,960   $35,981   $60,236   $62,508   $50,782   $50,578   $91,838   $59,090
Gross profit.....................................   $10,764   $14,649   $24,759   $25,912   $20,104   $21,748   $37,672   $22,883
Income from operations...........................   $ 2,743   $ 4,225   $ 9,893   $ 8,068   $ 4,004   $ 6,716   $11,201   $    51
Income before income taxes.......................   $ 2,743   $ 4,587   $10,426   $12,548   $ 9,715   $ 8,877   $13,615   $ 8,127
Net income.......................................     2,005   $ 3,355   $ 7,642   $ 8,968   $ 6,603   $ 6,237   $ 9,769   $ 6,028
Basic earnings per share.........................   $  0.18   $  0.35   $  0.48   $  0.53   $  0.34   $  0.32   $  0.50   $  0.33
Weighted average shares outstanding..............     9,171    13,243    16,037    16,952    19,290    19,379    19,389    18,178
Diluted earnings per share.......................   $  0.17   $  0.21   $  0.44   $  0.49   $  0.32   $  0.31   $  0.48   $  0.32
Weighted average shares and equivalents
 outstanding.....................................    12,624    15,732    17,541    18,378    20,374    20,371    20,330    18,621

NOTE 17--RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2000, the EITF reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" ("Issue 00-10"). Specifically, Issue 00-10 addresses in a sale transaction for goods, how the seller should classify amounts billed and incurred for shipping and handling in the income statement, and the composition or types of costs that would be required to be classified as costs of sales. The EITF concluded that all shipping and handling billings to a customer in a sale transaction represent the fees earned for the goods provided and, accordingly, amounts billed related to shipping and handling should be classified as revenue. The consensus does not address how costs incurred by the seller for shipping and handling should be classified. The adoption of this consensus will not impact the Company's financial position or results of operations as the Company already records all charges for outbound shipping and handling as revenue. All outbound shipping costs are classified as costs of sales. All other fulfillment costs incurred for handling by the Company are classified within marketing and sales expenses.

NOTE 18--LITIGATION

     On or about March 26, 2001, Rose Art Industries, Inc. and Licensing International, Ltd. commenced an action against the Company in the United States District Court for the District of New Jersey in which they allege the Company's willful infringement of a patent owned by Licensing International and licensed to Rose Art through the Company's production and sale of Zyrofoam modeling compound. The plaintiffs seek injunctive relief, monetary damages in a unspecified amount, together with interest thereon, and reasonable attorneys' fees. The Company

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2000

has not yet answered the plaintiff's first amended complaint but believes that their claims are without merit and intends vigorously to defend against their action. At this early state in these proceedings, the Company is unable to predict the likely outcome of the action or its impact on its business, financial condition or results of operations. The Company is a party to, and certain property is the subject of, various pending claims and legal proceedings that routinely arise in the ordinary course of business, but the Company does not believe that any of these claims or proceedings will have a material effect on its business, financial condition or results of operations.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

     Allowances are deducted from the assets to which they apply, except for sales returns and allowances.

                              BALANCE AT     CHARGED TO     CHARGED TO                      BALANCE
                             BEGINNING OF     COSTS AND        OTHER                        AT END
                                PERIOD        EXPENSES       ACCOUNTS      DEDUCTIONS      OF PERIOD
Year ended December 31,
  1998:
Allowance for:
  Uncollectible
     accounts............    $    51,153     $    82,833    $        --    $        --    $   133,986
  Reserve for potential
     product
     obsolescence........        129,695         334,438             --             --        464,133
  Reserve for sales
     returns and
     allowances..........      1,860,821       6,525,867             --      3,045,171      5,341,517
                             -----------     -----------    -----------    -----------    -----------
                             $ 2,041,669     $ 6,943,138    $        --    $ 3,045,171    $ 5,939,636
                             ===========     ===========    ===========    ===========    ===========
Year ended December 31,
  1999:
Allowance for:
  Uncollectible
     accounts............    $   133,986     $ 1,287,208    $   686,222    $   220,042    $ 1,887,374
  Reserve for potential
     product
     obsolescence........        464,133       2,775,340             --        296,867      2,942,606
  Reserve for sales
     returns and
     allowances..........      5,341,517      17,036,875        334,464    $ 7,394,855     15,318,001
                             -----------     -----------    -----------    -----------    -----------
                             $ 5,939,636     $21,099,423    $ 1,020,686    $ 7,911,764    $20,147,981
                             ===========     ===========    ===========    ===========    ===========
Year ended December 31,
  2000:
Allowance for:
  Uncollectible
     accounts............    $ 1,887,374     $ 2,270,611    $ 2,773,744(a) $ 3,920,027    $ 3,011,702
  Reserve for potential
     product
     obsolescence........      2,942,606       1,318,730      4,095,771(b)   1,035,470      7,321,637
  Reserve for sales
     returns and
     allowances..........     15,318,001      17,296,039      1,360,000(c)  27,420,809      6,553,231
                             -----------     -----------    -----------    -----------    -----------
                             $20,147,981     $20,885,380    $ 8,229,515    $32,376,306    $16,886,570
                             ===========     ===========    ===========    ===========    ===========

(a) Obligations assumed in conjunction with the acquisitions of Flying Colors Toys and Pentech International.

(b) Fair market value adjustment for inventory acquired in connection with the acquisition of Pentech International.

(c) Obligation assumed in conjunction with the acquisition of Pentech International.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     Our directors and executive officers are as follows:

               NAME                  AGE                    POSITIONS WITH THE COMPANY
               ----                  ---                    --------------------------
Jack Friedman                        61     Chairman and Chief Executive Officer
Stephen G. Berman                    36     Chief Operating Officer, President, Secretary and Director
Joel M. Bennett                      39     Executive Vice President and Chief Financial Officer
David C. Blatte                      37     Director
Robert E. Glick                      55     Director
Michael G. Miller                    53     Director
Murray L. Skala                      55     Director

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

     Joel M. Bennett joined us in September 1995 as Chief Financial Officer and was given the additional title of Executive Vice President in May 2000. From August 1993 to September 1995, he served in several financial management capacities at Time Warner Entertainment Company, L.P., including as Controller of Warner Brothers Consumer Products Worldwide Merchandising and Interactive Entertainment. From June 1991 to August 1993, Mr. Bennett was Vice President and Chief Financial Officer of TTI Technologies, Inc., a direct-mail computer hardware and software distribution company. From 1986 to June 1991, Mr. Bennett held various financial management positions at The Walt Disney Company, including Senior Manager of Finance for its international television syndication and production division. Mr. Bennett holds a Master of Business Administration degree and is a Certified Public Accountant.

     David C. Blatte has been one of our directors since January 2001. From January 1993 to May 2000, Mr. Blatte was a Senior Vice President in the specialty retail group of the investment banking division of Donaldson, Lufkin and Jenrette Securities Corporation. Since May 2000, Mr. Blatte has been a principal in Catterton Partners, a private equity fund. Mr. Blatte is a director of Case Logic, Inc., a privately-held consumer products company.

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

     Murray L. Skala has been one of our directors since October 1995. Since 1976, Mr. Skala has been a partner of the law firm Feder, Kaszovitz, Isaacson, Weber, Skala & Bass LLP, our general counsel. Mr. Skala is a director of Traffix, Inc., a publicly-held company in the business of telecommunications services and entertainment.

     Our directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

COMMITTEES OF THE BOARD OF DIRECTORS

     We have an Audit Committee, a Compensation Committee and a Stock Option Committee. The Board does not have a Nominating Committee and performs the functions of a Nominating Committee itself.

     Audit Committee. The primary functions of the Audit Committee are to select or to recommend to our Board the selection of outside auditors; to monitor our relationships with our outside auditors and their interaction with our management in order to ensure their independence and objectivity; to review, and to assess the scope and quality of, our outside auditor's services, including the audit of our annual financial statements; to review our financial management and accounting procedures; and to review our financial statements with our management and outside auditors. Messrs. Blatte, Glick and Miller are the current members of the Audit Committee.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     To the best of our knowledge, all Forms 3, 4 or 5 required to be filed pursuant to Section 16(a) of the Exchange Act during or with respect to the fiscal year ended December 31, 2000 were filed on a timely basis, except that Forms 4 reporting the increase in the number of shares of our common stock beneficially owned by Messrs. Friedman, Berman, Glick, Miller, Skala and Bennett as a result of the 3-for-2 stock split which became effective on November 4, 1999 were not filed until January 7, 2000; amended Forms 4 reporting the grant of options to Messrs. Glick, Miller and Skala (correcting earlier filed Forms 4 to reflect the 3-for-2 stock split) were filed on February 15, 2000; and Forms 4 reporting the changes in beneficial ownership of our common stock by Messrs. Friedman, Berman, Glick, Miller, Skala and Bennett effected by option repricing in December 2000 and, as to Mr. Friedman, two charitable gifts of 10,000 and 500 shares, respectively, in December 2000 were not filed until January 16, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation we paid for our fiscal years ended December 31, 1998, 1999 and 2000 to our Chief Executive Officer and to each of our other executive officers whose compensation exceeded $100,000 on an annual basis (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM AWARDS
                                                  ANNUAL COMPENSATION               --------------------
                                       ------------------------------------------   RESTRICTED
                                                                    OTHER ANNUAL      STOCK
              NAME AND                        SALARY      BONUS     COMPENSATION      AWARDS     OPTIONS
         PRINCIPAL POSITION            YEAR     ($)        ($)           ($)           ($)         (#)
         ------------------            ----   -------   ---------   -------------   ----------   -------
Jack Friedman........................  2000   771,000   1,613,401        --            --        207,254(1)
  Chairman and Chief                   1999   521,000   1,750,000        --            --        232,500
  Executive Officer                    1998   446,000     550,000        --            --        187,500
Stephen G. Berman....................  2000   746,000   1,613,401        --            --        346,024(2)
  Chief Operating Officer,             1999   496,000   1,750,000        --            --        394,500
  President and Secretary              1998   421,000     550,000        --            --        187,500
Joel M. Bennett......................  2000   225,000     140,000        --            --        211,700(3)
  Executive Vice President and         1999   155,000     130,000        --            --         42,500
  Chief Financial Officer              1998   135,000      45,000        --            --             --

- ---------------
(1) Includes options to purchase 182,254 shares issued in replacement of options to purchase 257,500 shares pursuant to a reset in the price of those options.

(2) Includes options to purchase 321,024 shares issued in replacement of options to purchase 419,500 shares pursuant to a reset in the price of those options.

(3) Includes options to purchase 110,874 shares issued in replacement of options to purchase 143,326 shares pursuant to a reset in the price of those options.

- - Employment Agreements

     On July 1, 1999, we entered into 10-year employment agreements with Jack Friedman and Stephen G. Berman, respectively, pursuant to which Mr. Friedman serves as our Chairman and Chief Executive Officer and Mr. Berman serves as our President and Chief Operating Officer. Mr. Friedman's annual base salary in 2001 is $821,000 and Mr. Berman's is $796,000. Their annual base salaries are subject to annual increases in an amount, not less than $25,000, determined by our Board of Directors. Each of them is also entitled to receive an annual bonus equal to 4% of our pre-tax income, but not more than $2,000,000, if our pre-tax earnings are at least $2,000,000. On May 8, 2000, we entered into an employment agreement with Joel M. Bennett pursuant to which Mr. Bennett serves as our Executive Vice President and Chief Financial Officer during a four-year term from January 1, 2000 to December 31, 2003. Mr. Bennett's annual base salary in 2001 is $247,500. His annual base salary is subject to annual increases in an amount determined by our Board of Directors. He is also entitled to receive an annual bonus equal to the product of his base salary and the percentage year-over-year increase in our pre-tax income, but not less than $75,000 nor more than his base salary. If we terminate Mr. Friedman's, Mr. Berman's, or Mr. Bennett's employment other than "for cause" or if he resigns because of our material breach of the employment agreement or because we cause a material change in his employment, we are required to make a lump-sum severance payment in an amount equal to his base salary and bonus during the balance of the term of the employment agreement, based on his then applicable annual base salary and bonus. In the event of the termination of his employment under certain circumstances after a "Change of Control" (as defined in the employment agreement), we are required to make to him a one-time payment of an amount equal to 2.99 times his "base amount" determined in accordance with the applicable provisions of the Internal Revenue Code.

- - Third Amended and Restated 1995 Stock Option Plan

     Our Third Amended and Restated 1995 Stock Option Plan (the "Option Plan") was originally adopted and approved by the stockholders and directors in July 1998 and amended in August 1999. Options to purchase, in the aggregate, up to 3,275,000 shares of our common stock may be granted under the Option Plan. The Option Plan allows us to grant options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code or as options that are not intended to meet the requirements of such section ("Nonstatutory Stock Options"). Under the Option Plan, Incentive Stock Options may only be granted to our employees (including officers), while Nonstatutory Stock Options may be granted to employees (including officers), non-employee directors, consultants or advisors.

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

     As of March 30, 2001, options to purchase 528,983 shares of our common stock under the Option Plan have been exercised, and options to purchase 2,071,530 shares of our common stock under the Option Plan remain outstanding. All the shares issuable upon exercise of outstanding options granted under the Option Plan are currently registered under the Securities Act.

     The following table sets forth certain information regarding options granted to the Named Officers in 2000.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               INDIVIDUAL GRANTS

                                                                                          POTENTIAL REALIZABLE VALUE
                        NUMBER OF       % OF TOTAL                                         AT ASSUMED ANNUAL RATES
                        SECURITIES     OPTIONS/SARS                                       OF STOCK APPRECIATION FOR
                        UNDERLYING      GRANTED TO        EXERCISE                               OPTION TERM
                       OPTIONS/SARS    EMPLOYEES IN    OR BASE PRICE                      --------------------------
        NAME           GRANTED (#)    FISCAL YEAR(1)     ($/SHARE)      EXPIRATION DATE      5%($)         10%($)
        ----           ------------   --------------   --------------   ---------------   -----------   ------------
Jack Friedman........     55,308            2.9%                7.875       8/11/05         148,225        336,273
                         107,991            5.6%                7.875       9/13/05         289,416        656,585
                          18,955            1.0%                7.875       6/22/06          50,799        115,246
                          25,000(2)         1.3%                15.25       6/22/06         129,650        294,250
Stephen G. Berman....    138,770            7.2%                7.875        2/8/05         371,904        843,722
                          55,308            2.9%                7.875       8/11/05         148,225        336,273
                         107,991            5.6%                7.875       9/13/05         289,416        656,585
                          18,955            1.0%                7.875       6/22/06          50,799        115,246
                          25,000(2)         1.3%                15.25       6/22/06         129,650        294,250
Joel M. Bennett......     25,698            1.3%                7.875        2/8/05          68,871        156,244
                           8,858            0.5%                7.875      12/29/05          23,739         53,857
                           3,531            0.2%                7.875       5/07/06           9,463         21,468
                          72,787            3.8%                7.875       6/22/06         195,069        442,545
                           4,826(2)         0.3%                17.00        5/7/06          27,894         63,317
                          96,000(2)         5.0%                15.25       6/22/06         497,856      1,129,920

- ---------------
(1) Options to purchase a total of 1,917,559 shares of our common stock were granted to our employees, including the Named Officers, during 2000, which includes options to purchase 1,202,983 shares that reprice previously granted options.

(2) Replaced pursuant to price reset.

     The following table sets forth certain information regarding options exercised and exercisable during 2000, and the value of options held as of December 31, 2000 by the Named Officers:

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR END OPTION/SAR VALUES

                                                                  NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                                 UNDERLYING UNEXERCISED             IN-THE-MONEY
                                    SHARES                            OPTIONS/SARS                  OPTIONS/SARS
                                   ACQUIRED                        AT FISCAL YEAR END           AT FISCAL YEAR END(2)
                                      ON           VALUE       ---------------------------   ---------------------------
             NAME                EXERCISE (#)   REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
             ----                ------------   ------------   -----------   -------------   -----------   -------------
Jack Friedman..................         --              --       336,996        220,258         888,429        440,951
Stephen G. Berman..............         --              --       232,826        338,212         659,565        618,081
Joel M. Bennett................     29,311         394,585        25,185        105,690          58,983        132,113

- ---------------
(1) The difference between (x) the product of the number of exercised options and the average sale price per share of the common stock sold on the exercise dates and (y) the aggregate exercise price of such options.

(2) The difference between (x) the product of the number of unexercised options and $9.125 (the closing sale price of the common stock on December 31, 2000) and (y) the aggregate exercise price of such options.

- - Compensation of Directors

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

- - Compensation Committee Interlocks and Insider Participation

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 30, 2001 with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each Named Officer, and (4) all our directors and executive officers as a group.

                                                               AMOUNT AND
                                                               NATURE OF          PERCENT OF
                          NAME OF                              BENEFICIAL         OUTSTANDING
                      BENEFICIAL OWNER                         OWNERSHIP            SHARES
                      ----------------                        ------------        -----------
Scudder Kemper Investments, Inc. (1)........................   1,288,650(2)           7.2
Jack Friedman...............................................     821,226(3)(4)        4.5
Stephen G. Berman...........................................     253,642(3)(5)        1.4
Joel M. Bennett.............................................      59,851(3)(6)       *
David C. Blatte.............................................      37,500(3)(7)       *
Robert E. Glick.............................................      76,431(3)(8)       *
Michael G. Miller...........................................      65,931(3)(9)       *
Murray L. Skala.............................................     123,564(3)(10)      *
All directors and executive officers as a group (7
  persons)..................................................   1,375,337(11)          7.3

- ---------------
  *  Less than 1% of our outstanding shares.

 (1) The address of Scudder Kemper Investments, Inc. is 345 Park Avenue, New York, New York 10154. All the information presented in this Item with respect to this beneficial owner was extracted solely from its Schedule 13G filed on February 14, 2001.

 (2) Exercises sole dispositive power over all such shares, exercises sole voting power over 1,122,150 shares and shared voting power over 15,300 shares.

 (3) Exercises sole voting power and sole investment power with respect to such shares.

 (4) Includes 25,308 shares held in trusts for the benefit of children of Mr. Friedman. Also includes 336,996 shares which Mr. Friedman may purchase upon the exercise of certain stock options.

 (5) Represents shares which Mr. Berman may purchase upon the exercise of certain stock options.

 (6) Includes 29,040 shares which Mr. Bennett may purchase upon the exercise of certain stock options.

 (7) Represents shares which Mr. Blatte may purchase upon the exercise of certain stock options.

 (8) Represents shares which Mr. Glick may purchase upon the exercise of certain stock options.

 (9) Represents shares which Mr. Miller may purchase upon the exercise of certain stock options.

(10) Includes 98,256 shares which Mr. Skala may purchase upon the exercise of certain stock options and 25,308 shares held by Mr. Skala as trustee under trusts for the benefit of children of Mr. Friedman.

(11) Includes 25,308 shares held in trusts for the benefit of children of Mr. Friedman and an aggregate of 860,296 shares which the directors and executive officers may purchase upon the exercise of certain stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     One of our directors, Murray L. Skala, is a partner in the law firm of Feder, Kaszovitz, Isaacson, Weber, Skala & Bass LLP, which has performed, and is expected to continue to perform, legal services for us. In 2000, we incurred approximately $975,000 for legal fees and reimbursable expenses payable to that firm.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements (included in Item 8):

     -  Independent Auditors' Report

     -  Consolidated Balance Sheets as of December 31, 1999 and 2000

     - Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000

     - Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1999 and 2000

     - Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000

     -  Notes to Consolidated Financial Statements

(2) Financial Statement Schedules (included in Item 8)

     -  Schedule II -- Valuation and Qualifying Accounts

(3) Exhibits

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     3.1       Restated Certificate of Incorporation of the Company (1)
     3.1.1     Certificate of Designation of 4% Redeemable Convertible
               Preferred Stock of the Company (6)
     3.1.2     Certificate of Designation and Preferences of Series A
               Cumulative Convertible Preferred Stock of the Company (7)
     3.1.3     Certificate of Elimination of All Shares of 4% Redeemable
               Convertible Preferred Stock of the Company (7)
     3.1.4     Certificate of Amendment of Restated Certificate of
               Incorporation of the Company (11)
     3.2       By-Laws of the Company (1)
     3.2.1     Amendment to By-Laws of the Company (2)
    10.1       Third Amended and Restated 1995 Stock Option Plan (9)(*)
    10.1A      1999 Amendment to Third Amended and Restated 1995 Stock
               Option Plan (15)(*)

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.1B      2000 Amendment to Third Amended and Restated 1995 Stock
               Option Plan (18)(*)
    10.2       Employment Agreement between the Company and Jack Friedman dated January 1, 1998 (8)(*)
    10.2.1     Amendment, dated January 1, 1999, to Employment Agreement
               between the Company and Jack Friedman (12)(*)
    10.3       Employment Agreement between the Company and Stephen G.
               Berman dated January 1, 1998 (8)(*)
    10.3.1     Amendment, dated January 1, 1999, to Employment Agreement
               between the Company and Stephen G. Berman (12)(*)
    10.4       Employment Agreement between the Company and Jack Friedman dated as of July 1, 1999 (16)(*)
    10.4.1     Amendment, dated as of February 7, 2000, to Employment
               Agreement between the Company and Jack Friedman (17)
    10.5       Employment Agreement between the Company and Stephen G.
               Berman dated as of July 1, 1999 (16)(*)
    10.5.1     Amendment, dated as of February 7, 2000, to Employment
               Agreement between the Company and Stephen G. Berman (17)
    10.6       Purchase Agreement among the Company, JAKKS Acquisition
               Corp., Road Champs, Inc., Road Champs Ltd., Die Cast
               Associates, Inc. and the shareholders of Road Champs, Inc.
               dated January 21, 1997 (3)
    10.7.1     Office Lease dated June 18, 1997 between the Company and
               Malibu Vista Partners (8)(P)
    10.7.2     Supplemental Lease dated August 10, 1998 between Malibu
               Vista Partners and the Company (10)
    10.7.3     Third Amendment dated January 25, 1999 to Lease between the
               Company and Malibu Vista Partners (12)
    10.8       Lease of the Company's warehouse space at 7 Patton Drive,
               West Caldwell, New Jersey and amendment thereto (3)
    10.8A      Office Lease dated March 27, 1998 between the Company and
               Hundal of Union L.P. (8)(P)
    10.9       Lease of the Company's showroom at the Toy Center South, 200
               Fifth Avenue, New York, New York (1)
    10.10      Lease of the Company's showroom at the Toy Center North,
               1107 Broadway, New York, New York (3)
    10.11      Tenancy Agreement dated March 14, 1998 between the Company and Astoria Investment Company, Ltd. (8)(P)
    10.11A     Office Lease dated September 24, 1998 between Astoria
               Investment Company Limited and Road Champs Ltd. (10)
    10.11B     Lease Agreement dated June 2, 1999 between Astoria
               Investment Company Limited and Road Champs Limited (13)
    10.12      License Agreement with Titan Sports, Inc. dated October 24,
               1995 (1)
    10.12.1    Amendment to License Agreement with Titan Sports, Inc. dated
               April 22, 1996 (4)
    10.12.2    Amendment to License Agreement with Titan Sports, Inc. dated
               January 21, 1997 (4)
    10.12.3    Amendment to License Agreement with Titan Sports, Inc. dated
               December 3, 1997 (8)
    10.12.4    Amendment to License Agreement with Titan Sports, Inc. dated
               January 29, 1998 (8)

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.12.5    Amendment to License Agreement with Titan Sports, Inc. dated
               June 24, 1998 (12)
    10.12.6    Amendment to License Agreement with Titan Sports, Inc. dated
               February 11, 1999 (12)
    10.13      International License Agreement with Titan Sports, Inc.
               dated February 10, 1997 (4)
    10.13.1    Amendment to International License Agreement with Titan
               Sports, Inc. dated December 3, 1997 (8)
    10.13.2    Amendment to International License Agreement with Titan
               Sports, Inc. dated January 29, 1998 (8)
    10.17      Employment Agreement dated as of October 1, 1999 between the
               Company and Michael Bianco (15)(*)
    10.18      Employment Agreement dated as of October 1, 1999 between the
               Company and Joshua H. Pokempner (15)(*)
    10.18A     Letter Agreement dated June 26, 2000 between the Company and
               Joshua H. Pokempner (35)
    10.19      Warrant to purchase 150,000 shares of Common Stock dated
               January 8, 1997 issued to Joseph Charles & Associates, Inc.
               (8)
    10.20      Office Lease dated November 18, 1999 between the Company and
               Winco Maliview Partners (17)
    10.21      Option Agreement dated August 28, 1997 between the Company and Silverman Heller Associates (8)
    10.22      Consulting Agreement dated July 30, 1997 between the Company and Silverman Heller Associates (8)
    10.23      Option Agreement dated August 28, 1997 between the Company and Joseph Charles & Associates, Inc. (5)
    10.24      Engagement Letter dated August 28, 1997 between the Company and Joseph Charles & Associates, Inc. (5)
    10.25      Consulting Agreement between the Company and Sheldon Weiner
               Sales Organization, Inc. dated June 18, 1996 (5)
    10.26.1    Stock Option Agreement between the Company and Sheldon
               Weiner Sales Organization, Inc. dated June 18, 1996 (5)
    10.26.2    Restated Stock Option Agreement between the Company and
               Sheldon Weiner Sales Organization, Inc. dated June 18, 1996
               (5)
    10.27      Restated Option Agreement between the Company and Murray
               Bass dated September 1, 1995 (5)
    10.28      Restated Option Agreement between the Company and Joel
               Bennett dated September 1, 1995 (5)
    10.29      Restated Option Agreement between the Company and Gina
               Hancock dated September 1, 1995 (5)
    10.30      Restated Option Agreement between the Company and Wills Hon dated September 1, 1995 (5)
    10.31      Restated Option Agreement between the Company and Bruce Katz dated September 1, 1995 (5)
    10.36      Stock Purchase Agreement dated as of September 22, 1999
               among the Company, Flying Colors Toys, Inc. and its
               Shareholders (15)

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.36.1    First Amendment dated as of September 30, 1999 to Stock
               Purchase Agreement (15)
    10.37      Escrow Agreement dated as of September 30, 1999 among Joshua
               H. Pokempner, as agent, the Company and Bank One Trust
               Company, NA, as escrow agent (15)
    10.38      Transition Services Agreement dated as of October 1, 1999
               between Colorbok LLC and Flying Colors Toys, Inc. (15)
    10.39      Lease dated as of October 1, 1999 between Shore Properties
               LLC and Flying Colors Toys, Inc. (15)
    10.40      Stock Purchase Warrant for 111,250 shares issued to Titan
               Sports, Inc. (13)
    10.41      Stock Purchase Warrant for 13,750 shares issued to Stanley
               Shenker Associates, Inc. (13)
    10.42      Agreement of Merger dated as of May 22, 2000 among the
               Company, JAKKS Acquisition II, Inc. and Pentech
               International Inc. (19)
    10.43      First Amendment dated as of July 13, 2000 to Agreement of
               Merger (20)
    10.44      Voting and Lock-Up Agreement dated May 22, 2000 among the
               Company and certain stockholders of Pentech International
               Inc. (21)
    10.45      Term Note dated April 13, 2000 in the principal amount of
               $1,500,000 made by Jack Friedman payable to the order of the
               Company (22)
    10.46      Installment Note dated April 26, 2000 in the principal
               amount of $1,500,000 made by Stephen Berman and Ana Berman payable to the order of the Company (23)
    10.47      Deed of Trust dated April 26, 2000 made by Stephen Berman
               and Ana Berman in favor of First American Title Insurance
               Company, as Trustee (24)
    10.48      Term Note dated May 12, 2000 in the principal amount of
               $250,000 made by Joel M. Bennett payable to the Company (25)
    10.49      Employment Agreement dated as of January 1, 2000 between the
               Company and Joel M. Bennett (26)(*)
    10.50      Loan and Security Agreement dated as of January 13, 1997
               among Pentech International Inc., certain subsidiaries
               thereof and Bank of America, N.A. (formerly BankAmerica
               Business Credit, Inc.) (27)
    10.51      Waiver and First Amendment dated as of January 11, 1999 to
               Loan and Security Agreement (28)
    10.52      Waiver, Consent and Second Amendment dated as of December
               20, 1999 to Loan and Security Agreement (29)
    10.53      Consent, Waiver and Third Amendment dated as of July 27,
               2000 to Loan and Security Agreement (30)
    10.54      Lease dated February 1993 between Edison Equities and
               Pentech International Inc. (31)
    10.55      Agreement of Lease dated August 28, 1995 between 1101 CR NB,
               L.L.C. (successor in interest to Pensud Company Limited
               Partnership) and Pentech International Inc. (32)
    10.56      First Amendment to Lease dated April 19, 2000 between 1101
               CR NB, L.L.C. and Pentech International Inc. (33)
    10.57      Second Amendment effective May 1, 2000 to Stock Purchase
               Agreement dated as of September 22, 1999 among the Company,
               Flying Colors Toys, Inc. and the former shareholders thereof
               (34)
    10.58      Lease dated as of November 21, 2000 between Grand Avenue
               Venture, LLC and JP Ferrero Parkway, Inc. (35)

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    21         Subsidiaries of the Company (35)
    23         Consent of Pannell Kerr Forster, Certified Public
               Accountants, A Professional Corporation, Los Angeles,
               California (35)

- ---------------
 (1) Filed previously as an exhibit to the Company's Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

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

 (5) Filed previously as an exhibit to the Company's Registration Statement on Form S-8 (Reg. No. 333-35053), effective September 5, 1997, and incorporated herein by reference.

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

(11) Filed previously as exhibit 4.1.2 to the Company's Registration Statement on Form S-3 (Reg. No. 333-74717), filed March 19, 1999, and incorporated herein by reference.

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

(15) Filed previously as an exhibit to the Company's Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.

(16) Filed previously as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 3, 1999, and incorporated herein by reference.

(17) Filed previously as an exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.

(18) Filed previously as exhibit 4.1 to the Company's Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.

(19) Incorporated by reference to exhibit 2.1 of the Company's Current Report on Form 8-K, filed August 11, 2000.

(20) Incorporated by reference to exhibit 2.2 of the Company's Current Report on Form 8-K, filed August 11, 2000.

(21) Incorporated by reference to exhibit 2.3 of the Company's Current Report on Form 8-K, filed August 11, 2000.

(22) Incorporated by reference to exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(23) Incorporated by reference to exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(24) Incorporated by reference to exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(25) Incorporated by reference to exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(26) Incorporated by reference to exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(27) Incorporated by reference to exhibit 10.7 of the Annual Report on Form 10-K of Pentech International Inc. for its fiscal year ended September 30, 1996.

(28) Incorporated by reference to exhibit 10.5 of the Annual Report on Form 10-K of Pentech International Inc. for its fiscal year ended September 30, 1998.

(29) Incorporated by reference to exhibit 10.6 of the Annual Report on Form 10-K of Pentech International Inc. for its fiscal year ended September 30, 1999.

(30) Incorporated by reference to exhibit 10.4 of the Company's Current Report on Form 8-K, filed August 11, 2000.

(31) Incorporated by reference to exhibit 10.10 of the Annual Report on Form 10-K of Pentech International Inc. for its fiscal year ended September 30, 1993.

(32) Incorporated by reference to exhibit 10.7 of the Annual Report on Form 10-K of Pentech International Inc. for its fiscal year ended September 30, 1995.

(33) Incorporated by reference to exhibit 10.15 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(34) Incorporated by reference to exhibit 10.16 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(35) Filed herewith.

(P)  Filed in paper format pursuant to a hardship exemption under Regulation
     232.202 of Regulation S-T.

 (*)  Management contract or compensatory plan, contract or arrangement.

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

Dated: March 30, 2001                     JAKKS PACIFIC, INC.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                  /s/ JACK FRIEDMAN                         Chairman of the Board       March 30, 2001
- -----------------------------------------------------         of Directors and
                    Jack Friedman                          Chief Executive Officer
                                                        (Principal Executive Officer)

                 /s/ JOEL M. BENNETT                       Chief Financial Officer      March 30, 2001
- -----------------------------------------------------   (Principal Financial Officer
                   Joel M. Bennett                                    and
                                                        Principal Accounting Officer)

                /s/ STEPHEN G. BERMAN                             Director              March 30, 2001
- -----------------------------------------------------
                  Stephen G. Berman

                 /s/ DAVID C. BLATTE                              Director              March 30, 2001
- -----------------------------------------------------
                   David C. Blatte

                /s/ MICHAEL G. MILLER                             Director              March 30, 2001
- -----------------------------------------------------
                  Michael G. Miller

                 /s/ MURRAY L. SKALA                              Director              March 30, 2001
- -----------------------------------------------------
                   Murray L. Skala

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     3.1       Restated Certificate of Incorporation of the Company (1)
     3.1.1     Certificate of Designation of 4% Redeemable Convertible
               Preferred Stock of the Company (6)
     3.1.2     Certificate of Designation and Preferences of Series A
               Cumulative Convertible Preferred Stock of the Company (7)
     3.1.3     Certificate of Elimination of All Shares of 4% Redeemable
               Convertible Preferred Stock of the Company (7)
     3.1.4     Certificate of Amendment of Restated Certificate of
               Incorporation of the Company (11)
     3.2       By-Laws of the Company (1)
     3.2.1     Amendment to By-Laws of the Company (2)
    10.1       Third Amended and Restated 1995 Stock Option Plan (9)(*)
    10.1A      1999 Amendment to Third Amended and Restated 1995 Stock
               Option Plan (15)(*)
    10.1B      2000 Amendment to Third Amended and Restated 1995 Stock
               Option Plan (18)(*)
    10.2       Employment Agreement between the Company and Jack Friedman dated January 1, 1998 (8)(*)
    10.2.1     Amendment, dated January 1, 1999, to Employment Agreement
               between the Company and Jack Friedman (12)(*)
    10.3       Employment Agreement between the Company and Stephen G.
               Berman dated January 1, 1998 (8)(*)
    10.3.1     Amendment, dated January 1, 1999, to Employment Agreement
               between the Company and Stephen G. Berman (12)(*)
    10.4       Employment Agreement between the Company and Jack Friedman dated as of July 1, 1999 (16)(*)
    10.4.1     Amendment, dated as of February 7, 2000, to Employment
               Agreement between the Company and Jack Friedman (17)
    10.5       Employment Agreement between the Company and Stephen G.
               Berman dated as of July 1, 1999 (16)(*)
    10.5.1     Amendment, dated as of February 7, 2000, to Employment
               Agreement between the Company and Stephen G. Berman (17)
    10.6       Purchase Agreement among the Company, JAKKS Acquisition
               Corp., Road Champs, Inc., Road Champs Ltd., Die Cast
               Associates, Inc. and the shareholders of Road Champs, Inc.
               dated January 21, 1997 (3)
    10.7.1     Office Lease dated June 18, 1997 between the Company and
               Malibu Vista Partners (8)(P)
    10.7.2     Supplemental Lease dated August 10, 1998 between Malibu
               Vista Partners and the Company (10)
    10.7.3     Third Amendment dated January 25, 1999 to Lease between the
               Company and Malibu Vista Partners (12)
    10.8       Lease of the Company's warehouse space at 7 Patton Drive,
               West Caldwell, New Jersey and amendment thereto (3)
    10.8A      Office Lease dated March 27, 1998 between the Company and
               Hundal of Union L.P. (8)(P)

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.9       Lease of the Company's showroom at the Toy Center South, 200
               Fifth Avenue, New York, New York (1)
    10.10      Lease of the Company's showroom at the Toy Center North,
               1107 Broadway, New York, New York (3)
    10.11      Tenancy Agreement dated March 14, 1998 between the Company and Astoria Investment Company, Ltd. (8)(P)
    10.11A     Office Lease dated September 24, 1998 between Astoria
               Investment Company Limited and Road Champs Ltd. (10)
    10.11B     Lease Agreement dated June 2, 1999 between Astoria
               Investment Company Limited and Road Champs Limited (13)
    10.12      License Agreement with Titan Sports, Inc. dated October 24,
               1995 (1)
    10.12.1    Amendment to License Agreement with Titan Sports, Inc. dated
               April 22, 1996 (4)
    10.12.2    Amendment to License Agreement with Titan Sports, Inc. dated
               January 21, 1997 (4)
    10.12.3    Amendment to License Agreement with Titan Sports, Inc. dated
               December 3, 1997 (8)
    10.12.4    Amendment to License Agreement with Titan Sports, Inc. dated
               January 29, 1998 (8)
    10.12.5    Amendment to License Agreement with Titan Sports, Inc. dated
               June 24, 1998 (12)
    10.12.6    Amendment to License Agreement with Titan Sports, Inc. dated
               February 11, 1999 (12)
    10.13      International License Agreement with Titan Sports, Inc.
               dated February 10, 1997 (4)
    10.13.1    Amendment to International License Agreement with Titan
               Sports, Inc. dated December 3, 1997 (8)
    10.13.2    Amendment to International License Agreement with Titan
               Sports, Inc. dated January 29, 1998 (8)
    10.17      Employment Agreement dated as of October 1, 1999 between the
               Company and Michael Bianco (15)(*)
    10.18      Employment Agreement dated as of October 1, 1999 between the
               Company and Joshua H. Pokempner (15)(*)
    10.18A     Letter Agreement dated June 26, 2000 between the Company and
               Joshua H. Pokempner (35)
    10.19      Warrant to purchase 150,000 shares of Common Stock dated
               January 8, 1997 issued to Joseph Charles & Associates, Inc.
               (8)
    10.20      Office Lease dated November 18, 1999 between the Company and
               Winco Maliview Partners (17)
    10.21      Option Agreement dated August 28, 1997 between the Company and Silverman Heller Associates (8)
    10.22      Consulting Agreement dated July 30, 1997 between the Company and Silverman Heller Associates (8)
    10.23      Option Agreement dated August 28, 1997 between the Company and Joseph Charles & Associates, Inc. (5)
    10.24      Engagement Letter dated August 28, 1997 between the Company and Joseph Charles & Associates, Inc. (5)
    10.25      Consulting Agreement between the Company and Sheldon Weiner
               Sales Organization, Inc. dated June 18, 1996 (5)

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.26.1    Stock Option Agreement between the Company and Sheldon
               Weiner Sales Organization, Inc. dated June 18, 1996 (5)
    10.26.2    Restated Stock Option Agreement between the Company and
               Sheldon Weiner Sales Organization, Inc. dated June 18, 1996
               (5)
    10.27      Restated Option Agreement between the Company and Murray
               Bass dated September 1, 1995 (5)
    10.28      Restated Option Agreement between the Company and Joel
               Bennett dated September 1, 1995 (5)
    10.29      Restated Option Agreement between the Company and Gina
               Hancock dated September 1, 1995 (5)
    10.30      Restated Option Agreement between the Company and Wills Hon dated September 1, 1995 (5)
    10.31      Restated Option Agreement between the Company and Bruce Katz dated September 1, 1995 (5)
    10.36      Stock Purchase Agreement dated as of September 22, 1999
               among the Company, Flying Colors Toys, Inc. and its
               Shareholders (15)
    10.36.1    First Amendment dated as of September 30, 1999 to Stock
               Purchase Agreement (15)
    10.37      Escrow Agreement dated as of September 30, 1999 among Joshua
               H. Pokempner, as agent, the Company and Bank One Trust
               Company, NA, as escrow agent (15)
    10.38      Transition Services Agreement dated as of October 1, 1999
               between Colorbok LLC and Flying Colors Toys, Inc. (15)
    10.39      Lease dated as of October 1, 1999 between Shore Properties
               LLC and Flying Colors Toys, Inc. (15)
    10.40      Stock Purchase Warrant for 111,250 shares issued to Titan
               Sports, Inc. (13)
    10.41      Stock Purchase Warrant for 13,750 shares issued to Stanley
               Shenker Associates, Inc. (13)
    10.42      Agreement of Merger dated as of May 22, 2000 among the
               Company, JAKKS Acquisition II, Inc. and Pentech
               International Inc. (19)
    10.43      First Amendment dated as of July 13, 2000 to Agreement of
               Merger (20)
    10.44      Voting and Lock-Up Agreement dated May 22, 2000 among the
               Company and certain stockholders of Pentech International
               Inc. (21)
    10.45      Term Note dated April 13, 2000 in the principal amount of
               $1,500,000 made by Jack Friedman payable to the order of the
               Company (22)
    10.46      Installment Note dated April 26, 2000 in the principal
               amount of $1,500,000 made by Stephen Berman and Ana Berman payable to the order of the Company (23)
    10.47      Deed of Trust dated April 26, 2000 made by Stephen Berman
               and Ana Berman in favor of First American Title Insurance
               Company, as Trustee (24)
    10.48      Term Note dated May 12, 2000 in the principal amount of
               $250,000 made by Joel M. Bennett payable to the Company (25)
    10.49      Employment Agreement dated as of January 1, 2000 between the
               Company and Joel M. Bennett (26)(*)
    10.50      Loan and Security Agreement dated as of January 13, 1997
               among Pentech International Inc., certain subsidiaries
               thereof and Bank of America, N.A. (formerly BankAmerica
               Business Credit, Inc.) (27)

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.51      Waiver and First Amendment dated as of January 11, 1999 to
               Loan and Security Agreement (28)
    10.52      Waiver, Consent and Second Amendment dated as of December
               20, 1999 to Loan and Security Agreement (29)
    10.53      Consent, Waiver and Third Amendment dated as of July 27,
               2000 to Loan and Security Agreement (30)
    10.54      Lease dated February 1993 between Edison Equities and
               Pentech International Inc. (31)
    10.55      Agreement of Lease dated August 28, 1995 between 1101 CR NB,
               L.L.C. (successor in interest to Pensud Company Limited
               Partnership) and Pentech International Inc. (32)
    10.56      First Amendment to Lease dated April 19, 2000 between 1101
               CR NB, L.L.C. and Pentech International Inc. (33)
    10.57      Second Amendment effective May 1, 2000 to Stock Purchase
               Agreement dated as of September 22, 1999 among the Company,
               Flying Colors Toys, Inc. and the former shareholders there
               (34)
    10.58      Lease dated as of November 21, 2000 between Grand Avenue
               Venture, LLC and JP Ferrero Parkway, Inc. (35)
    21         Subsidiaries of the Company (35)
    23         Consent of Pannell Kerr Forster, Certified Public
               Accountants, A Professional Corporation, Los Angeles,
               California (35)

- ---------------
 (1) Filed previously as an exhibit to the Company's Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

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

 (5) Filed previously as an exhibit to the Company's Registration Statement on Form S-8 (Reg. No. 333-35053), effective September 5, 1997, and incorporated herein by reference.

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

(17) Filed previously as an exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.

(18) Filed previously as exhibit 4.1 to the Company's Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.

(19) Incorporated by reference to exhibit 2.1 of the Company's Current Report on Form 8-K, filed August 11, 2000.

(20) Incorporated by reference to exhibit 2.2 of the Company's Current Report on Form 8-K, filed August 11, 2000.

(21) Incorporated by reference to exhibit 2.3 of the Company's Current Report on Form 8-K, filed August 11, 2000.

(22) Incorporated by reference to exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(23) Incorporated by reference to exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(24) Incorporated by reference to exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(25) Incorporated by reference to exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(26) Incorporated by reference to exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(27) Incorporated by reference to exhibit 10.7 of the Annual Report on Form 10-K of Pentech International Inc. for its fiscal year ended September 30, 1996.

(28) Incorporated by reference to exhibit 10.5 of the Annual Report on Form 10-K of Pentech International Inc. for its fiscal year ended September 30, 1998.

(29) Incorporated by reference to exhibit 10.6 of the Annual Report on Form 10-K of Pentech International Inc. for its fiscal year ended September 30, 1999.

(30) Incorporated by reference to exhibit 10.4 of the Company's Current Report on Form 8-K, filed August 11, 2000.

(31) Incorporated by reference to exhibit 10.10 of the Annual Report on Form 10-K of Pentech International Inc. for its fiscal year ended September 30, 1993.

(32) Incorporated by reference to exhibit 10.7 of the Annual Report on Form 10-K of Pentech International Inc. for its fiscal year ended September 30, 1995.

(33) Incorporated by reference to exhibit 10.15 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(34) Incorporated by reference to exhibit 10.16 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(35) Filed herewith.

(P)  Filed in paper format pursuant to a hardship exemption under Regulation
     232.202 of Regulation S-T.

 (*)  Management contract or compensatory plan, contract or arrangement.