Form 10-Q
period 2001-03-31
JAKKS PACIFIC INC
filed 2001-05-15
CIK 1009829

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

                                ---------------


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Yes   [X]      No   [ ]

                                 ---------------


The number of shares outstanding of the issuer's common stock is 18,063,141 (as of May 15, 2001).


================================================================================

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

                               ITEMS IN FORM 10-Q


                                                                                            PAGE
                                                                                            ----
Facing page

Part I       FINANCIAL INFORMATION

Item 1.      Financial Statements.

             Condensed consolidated balance sheets -
             December 31, 2000 and March 31, 2001 (unaudited)                                  3

             Condensed consolidated statements of operations for the three months
             ended March 31, 2000 and 2001 (unaudited)                                         4

             Condensed consolidated statements of cash flows for the three months ended
             March 31, 2000 and 2001 (unaudited)                                               5

             Notes to condensed consolidated financial
             statements (unaudited)                                                            6

Item 2.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations.                                                            8

Item 3.      Quantitative and Qualitative Disclosures
             About Market Risk.                                                               13

Part II      OTHER INFORMATION

Item 1.      Legal Proceedings.                                                               14

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

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                     ASSETS

                                                                  December 31, 2000     March 31, 2001
                                                                  -----------------     --------------
                                                                         (*)             (unaudited)
Current assets
     Cash and cash equivalents                                       $ 29,275,424       $ 24,291,405
     Marketable securities                                             13,617,912         27,321,493
     Accounts receivable, net                                          47,053,699         52,722,349
     Inventory, net                                                    30,534,826         29,769,304
     Advanced royalty payments                                          2,495,027          2,321,145
     Prepaid expenses and other current assets                          5,655,480          5,407,304
                                                                     ------------       ------------
          Total current assets                                        128,632,368        141,833,000
                                                                     ------------       ------------
Office furniture and equipment                                          3,779,585          4,253,143
Molds and tooling                                                      23,929,329         24,705,265
Leasehold improvements                                                  1,927,805          1,817,557
                                                                     ------------       ------------
          Total                                                        29,636,719         30,775,965
Less accumulated depreciation and amortization                         10,653,467         12,675,409
                                                                     ------------       ------------
          Property and equipment, net                                  18,983,252         18,100,556
                                                                     ------------       ------------
Notes Receivable-Officers                                               2,450,000          2,325,000
Investment in joint venture                                             9,758,359          1,244,891
Goodwill, net                                                          74,590,189         73,836,435
Trademarks, net                                                        12,104,546         11,972,370
Intangibles and deposits, net                                           2,203,679          2,045,843
                                                                     ------------       ------------
                  Total assets                                       $248,722,393       $251,358,095
                                                                     ============       ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued expenses                           $ 33,712,040       $ 29,132,097
     Income taxes payable                                               7,623,355          9,221,369
     Current portion of long term debt                                    400,000            400,000
                                                                     ------------       ------------
          Total current liabilities                                    41,735,395         38,753,466
                                                                     ------------       ------------
Long term debt, net of current portion                                  1,000,000            900,000
Deposits                                                                       --             27,600
Deferred income taxes                                                   1,456,817            756,817
                                                                     ------------       ------------
          Total liabilities                                            44,192,212         40,437,883
                                                                     ------------       ------------
Contingency

Stockholders' equity
     Common stock, $.001 par value; 25,000,000 shares authorized;
      19,485,582 and 19,511,055 shares issued, respectively                19,485             19,511
     Additional paid-in capital                                       156,475,343        156,844,565
     Treasury stock, at cost, 1,493,600 and 1,493,600 shares,
      respectively                                                    (12,911,483)       (12,911,483)
     Retained earnings                                                 60,946,836         66,967,619
                                                                     ------------       ------------
          Total stockholders' equity                                  204,530,181        210,920,212
                                                                     ------------       ------------
                  Total liabilities and stockholders' equity         $248,722,393       $251,358,095
                                                                     ============       ============


     See accompanying notes to condensed consolidated financial statements.

(*) Derived from audited financial statements

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
         For the Three Months Ended March 31, 2000 and 2001 (Unaudited)


                                                   Three Months Ended March 31,
                                                       2000           2001
  Net sales                                        $50,782,075     $59,961,872

  Cost of sales                                     30,678,416      35,494,184
                                                   -----------     -----------

  Gross profit                                      20,103,659      24,467,688

  Selling, general and administrative expenses      16,099,802      16,894,201
                                                   -----------     -----------

  Income from operations                             4,003,857       7,573,487

  Profit from joint venture                         (5,211,345)       (727,616)

  Other expense                                        451,803         306,633

  Interest, net                                       (952,046)       (485,506)
                                                   -----------     -----------

  Income before provision for income taxes           9,715,445       8,479,976

  Provision for income taxes                         3,112,012       2,459,193
                                                   -----------     -----------


  Net income                                       $ 6,603,433     $ 6,020,783
                                                   ===========     ===========
  Earnings per share - basic                       $      0.34     $      0.33
                                                   ===========     ===========
  Earnings per share - diluted                     $      0.32     $      0.32
                                                   ===========     ===========





     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
         For the Three Months Ended March 31, 2000 and 2001 (Unaudited)

                                                                  Three Months Ended March 31,
                                                                       2000           2001
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $ 6,603,433     $ 6,020,783
                                                                   -----------     -----------
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Depreciation and amortization                                  1,881,137       3,062,355
      Earned Compensation from stock option grants                          --         236,385
      Change in operating assets and liabilities
        Accounts receivable                                         (1,953,215)     (5,668,650)
        Preferred return from joint venture                         (1,598,628)      8,513,468
        Inventory                                                    2,601,394         765,522
        Advanced royalty payments                                   (1,270,027)        173,882
        Prepaid expenses and other current assets                    1,343,818         248,176
        Accounts payable and accrued expenses                       (7,583,316)     (4,579,943)
        Income taxes payable                                         1,834,228       1,598,014
        Deferred income taxes                                         (117,975)       (700,000)
        Marketable securities                                       15,069,326     (13,703,581)
                                                                   -----------     -----------
            Total adjustments                                       10,206,742     (10,054,372)
                                                                   -----------     -----------
            Net cash provided (used) by operating activities        16,810,175      (4,033,589)
                                                                   -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Property and equipment                                (2,272,976)     (1,139,246)
  Other assets                                                          56,408          30,953
  Repayment of Notes receivable from officers                               --         125,000
                                                                   -----------     -----------
            Net cash used by investing activities                   (2,216,568)       (983,293)
                                                                   -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stock options and warrants exercised                   303,198         132,863
  Repayment of long term debt                                           (1,242)       (100,000)
                                                                   -----------     -----------
            Net cash provided by financing activities                  301,956          32,863
                                                                   -----------     -----------
Net increase (decrease) in cash and cash equivalents                14,895,563      (4,984,019)
Cash and cash equivalents, beginning of period                      57,546,406      29,275,424
                                                                   -----------     -----------
Cash and cash equivalents, end of period                           $72,441,969     $24,291,405
                                                                   ===========     ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Income taxes                                                     $ 1,277,784     $   535,443
                                                                   ===========     ===========
  Interest                                                         $        --     $    22,221
                                                                   ===========     ===========




     See accompanying notes to condensed consolidated financial statements.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2001



Note 1 - Basis of presentation

The accompanying 2000 and 2001 unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K, which contains financial information for the years ended December 31, 1998, 1999 and 2000.

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

Basic earnings per share has been computed using the weighted average number of common shares. Diluted earnings per share has been computed using the weighted average number of common shares and common share equivalents (which consist of warrants and options, to the extent they are dilutive).

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

                                                              THREE MONTHS ENDED MARCH 31,
                                   ----------------------------------------------------------------------------------
                                                    2000                                         2001
                                   ------------------------------------          ------------------------------------
                                                 WEIGHTED                                      WEIGHTED
                                                  AVERAGE                                      AVERAGE
                                   INCOME         SHARES       PER-SHARE          INCOME        SHARES      PER-SHARE
                                  --------      ----------     ---------         --------     ---------     ---------


Earnings per share - basic
Income available to
 common stockholders.........   $6,603,433    19,289,560       $0.34            $6,020,783    18,007,601       $0.33
                                ----------    ----------       -----            ----------    ----------       -----
Effect of dilutive securities
Options and warrants.........           --     1,084,437                                --       912,866
                                  --------    ----------                        ----------    ----------


Earnings per share - diluted
Income available to common
  stockholders plus assumed
  exercises ..................  $6,603,433    20,373,997       $0.32            $6,020,783    18,920,467       $0.32
                                ==========    ==========       =====            ==========    ==========       =====

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                                 March 31, 2001

Note 3 -- Common stock and preferred stock

     The Company has 26,000,000 authorized shares of stock consisting of 25,000,000 shares of $.001 par value common stock and 1,000,000 shares of $.001 par value preferred stock. During 2000, the Company purchased 1,493,600 shares of its common stock for a total of $12,911,483 pursuant to a buy-back program approved by the Board of Directors.

Note 4 -- Acquisitions

     In October 1999, the Company acquired all of the stock of Flying Colors Toys, Inc. ("Flying Colors") for approximately $52.9 million. Consideration paid at closing was in cash. Professional fees totaling $310,667 were incurred as part of the acquisition costs. Contingent consideration includes an earn-out in an amount of up to $4.5 million in each of the three 12-month periods following the closing, if gross profits of Flying Colors branded products achieve certain prescribed levels in each of such period. The maximum earn-out for the initial earn-out period ended September 30, 2000 of $4.5 million was earned by the sellers.

     On July 28, 2000, the Company acquired all of the outstanding capital stock of Pentech International, Inc. ("Pentech") for an aggregate purchase price of approximately $20.6 million, which was paid in cash on the closing of the transaction. In addition, the Company paid on the closing $10.0 million to pay down certain indebtedness of Pentech, assumed liabilities of approximately $25.5 million and incurred estimated legal and other acquisition costs of approximately $1.2 million. Pentech designs, produces and markets writing instruments and craft products.

Note 5 -- Notes Receivable From Officers

     As of March 31, 2001, there were two notes receivable from officers totaling $2,075,000 issued at interest rates of 6.5% each, with interest payable on each April 28 and October 28 of each year, and principal payable at maturity on April 28, 2003. Additionally, there is a third note receivable from an officer for $250,000 issued at an interest rate of 7.0%, with interest and principal payable at maturity on May 12, 2002.

Note 6 -- Litigation

     On or about March 26, 2001, Rose Art Industries, Inc. and Licensing International, Ltd. commenced an action against the Company in the United States District Court for the District of New Jersey in which they allege the Company's willful infringement of a patent owned by Licensing International and licensed to Rose Art through the Company's production and sale of Zyrofoam modeling compound. The plaintiffs seek injunctive relief, monetary damages in an unspecified amount, together with interest thereon, and reasonable attorneys' fees. The Company believes that their claims are without merit and intends vigorously to defend against their action. At this early state in these proceedings, the Company is unable to predict the likely outcome of the action or its impact on its business, financial condition or results of operations. The Company is a party to, and certain property is the subject of, various pending claims and legal proceedings that routinely arise in the ordinary course of business, but the Company does not believe that any of these claims or proceedings will have a material effect on its business, financial condition or results of operations.

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together with the Company's Condensed Consolidated Financial Statements and Notes thereto which appear elsewhere herein.

OVERVIEW

     JAKKS was founded to design, develop, produce and market children's toys and related products. We commenced business operations in 1995 when we assumed operating control over the toy business of Justin Products Limited ("Justin"), which consisted primarily of fashion dolls and accessories and electronic products for children.

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

     Our products currently include (1) action figures and accessories featuring licensed characters, principally from the World Wrestling Federation license,
(2) Flying Colors molded plastic activity sets, clay compound playsets and lunch boxes, (3) Wheels division products, including Road Champs die-cast collectible and toy vehicles and Remco toy vehicles and role-play toys and accessories, (4) Child Guidance infant and pre-school electronic toys, educational toy foam puzzle mats and blocks, activity sets and outdoor products, (5) Pentech pens, markers, pencils, and other writing instruments and craft products, and (6) fashion dolls and related accessories.

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

     We contract the manufacture of most of our products to unaffiliated manufacturers located in China. We sell a substantial portion of the finished products on a letter of credit basis or on open account to our customers, who take title to the goods in Hong Kong. These methods allow us to reduce certain operating costs and working capital requirements. A portion of our sales, primarily sales of our Road Champs, Flying Colors and Pentech products, originate in the United States, so we hold certain inventory in our warehouse and fulfillment facility. In addition, we hold inventory of other products from time to time in support of promotions or other domestic programs with retailers. To date, substantially all of our sales have been to domestic customers. We intend to expand distribution of our products into foreign territories and, accordingly, we have (1) engaged representatives to oversee sales in certain territories, (2) engaged distributors in certain territories, and (3) established direct relationships with retailers in certain territories.

     We establish reserves for sales allowances, including promotional allowances and allowances for anticipated defective product returns at the time of shipment. The reserves are determined as a percentage of net sales based upon either historical experience or on estimates or programs agreed upon by our customers.

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


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            ------------------
                                                             2000        2001
                                                            ------      ------
Net sales.............................................      100.0%      100.0%
Cost of sales.........................................       60.4        59.2
                                                            -----       -----
Gross profit..........................................       39.6        40.8
Selling, general and administrative expenses..........       31.7        28.2
                                                            -----       -----
Income from operations................................        7.9        12.6
Profit from joint venture.............................      (10.3)       (1.2)
Interest, net.........................................       (1.8)       (0.8)
Other expense.........................................        0.9         0.5
                                                             -----      -----
Income before income taxes............................       19.1        14.1
Provision for income taxes............................        6.1         4.1
                                                            -----       -----
Net income............................................       13.0%       10.0%
                                                            =====       =====


THREE MONTHS ENDED MARCH 31, 2001 AND 2000

     Net Sales. Net sales increased $9.2 million, or 18.1%, to $60.0 million in 2001 from $50.8 million in 2000. The growth in net sales was due primarily to the continuing growth in sales of our Flying Colors products and increases in sales of our WWF Wrestling products, Child Guidance products, and fashion dolls, as well as the addition of Pentech products, which began contributing to operations in August 2000, offset by a decrease in sales of our Wheels division, consisting primarily of our Road Champs die-cast toy and collectible vehicles with its BXS die-cast bicycles and MXS die-cast motorcycles.

     Gross Profit. Gross profit increased $4.4 million, or 21.7%, to $24.5 million, or 40.8% of net sales, in 2001 from $20.1 million, or 39.6% of net sales, in 2000. The overall increase in gross profit was attributable to the increase in net sales. The increase in gross profit margin of 1.2% of Net Sales is attributed to the decrease in royalty expense as a percentage of net sales due to changes in the product mix and lower product costs, which is partially offset by an increase in amortization expense of molds and tools used in the manufacture of our products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $16.9 million in 2001 and $16.1 million in 2000, constituting 28.2% and 31.7% of net sales, respectively. The overall increase of $0.8 million in such costs was due to costs incurred in support of the Company's development, marketing and distribution of products under its recently acquired Pentech brand and the increase in net sales with its proportionate impact on variable selling costs such as freight and shipping related expenses, sales commissions, cooperative advertising and travel expenses, among others. We produced and aired television commercials in support of several of our products, including World Wrestling Federation action figures, Road Champs extreme sports products and Flying Colors products in 2000 and 2001. From time to time, we may increase our advertising efforts, if we deem it appropriate for particular products.

     Profit from Joint Venture. Beginning in the fourth quarter of 1999, we began to earn our preferred return on the sale of World Wrestling Federation video games by our joint venture with THQ. The joint venture had sales of only carryover titles in 2001 compared to releasing a new Sony Play Station title along with having sales of carryover titles in 2000.

     Interest, Net. We had lower average cash balances during 2001 than in 2000 due to the net proceeds from the sale of our common stock in December 1999 reduced by significant disbursements in the third and fourth quarters of 2000 related to the acquisition of Pentech and the repurchase by the Company of its common stock.

     Other Expense. Other expense in 2001 relates to shut-down costs of certain operations of Pentech, acquired in 2000, and such costs in 2000 relate to shut-down costs of certain operations of Flying Colors, acquired in 1999.

     Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 2000 and 2001, at effective tax rates of 32.0% in 2000 and 29.0% in 2001, benefiting from a flat 16.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong. As of March 31, 2001, we had deferred tax assets of approximately $0.4 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In making this determination, management considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

SEASONALITY

     The retail toy industry is inherently seasonal. Generally, in the past, the Company's sales have been highest during the third and fourth quarters, and collections for those sales have been highest during the succeeding fourth and first fiscal quarters. The Company's working capital needs have been highest during the third and fourth quarters.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, we had working capital of $103.1 million, as compared to $86.9 million as of December 31, 2000. This increase was primarily attributable to our operating results and the receipt of the preferred return from our joint venture with THQ.

     Operating activities used net cash of $4.0 million in 2001, as compared to having provided cash of $16.8 million in 2000. Net cash was provided primarily by net income, non-cash charges, such as depreciation and amortization and earned compensation from stock option grants, as well as a decrease in preferred return from THQ joint venture, inventory, advanced royalty payments, prepaid expenses and other current operating assets, and an increase in income taxes payable, which were offset by an increase in accounts receivable, decreases in accounts payable and accrued expenses and deferred income taxes, as well as the purchase of marketable securities. As of March 31, 2001, we had cash and cash equivalents of $24.3 million and marketable securities of $27.3 million.

     Our investing activities used net cash of $1.0 million in 2001, as compared to $2.2 million in 2000, consisting primarily of the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products partially offset by the repayment of notes receivable from officers. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties ranging from 1% to 12% payable on net sales of such products. As of March 31, 2001, these agreements required future aggregate minimum guarantees of $12.8 million, exclusive of $2.3 million in advances already paid.

     Our financing activities provided net cash of $32,863 in 2001, consisting primarily of proceeds from the exercise of options and warrants partially offset by the repayment of long term debt. In 2000, financing activities provided net cash of $0.3 million, consisting primarily of proceeds from the exercise of options and warrants.

     In October 1999, we acquired Flying Colors Toys. At or shortly after the closing we paid approximately $34.7 million for the stock and paid off approximately $17.6 million of indebtedness. We also agreed to pay an earn-out of up to $4.5 million in each of the three 12-month periods following the closing if net sales of Flying Colors products achieve certain targeted levels during each such period. The sellers of Flying Colors earned the maximum of $4.5 million in the first earn-out period, which ended September 30, 2000. One of Flying Colors' senior executives and most of its creative design and product development staff have remained with Flying Colors Toys. Flying Colors' principal products include molded plastic activity kits, compound playsets and lunch boxes featuring licensed characters, including Rugrats, Blue's Clues and Looney Tunes characters. The kits cover a broad range of products and activities, such as make and paint your own characters, jewelry making, art studios, posters, puzzles and other projects.

     On July 28, 2000, the Company acquired all of the outstanding capital stock of Pentech for an aggregate purchase price of approximately $20.6 million, which was paid in cash on the closing of the transaction. In addition, the Company paid on the closing $10.0 million to pay down certain indebtedness of Pentech, assumed liabilities of approximately $25.5 million and incurred estimated legal and other acquisition costs of approximately $1.2 million. In December 1999, Pentech renewed a three-year $25,000,000 Revolving Credit Agreement with Bank America Business Credit, Inc. now known as Bank of America, N.A. ("BABC") (the "Credit Agreement"). Borrowings under the Credit Agreement are subject to limitations based upon eligible inventory and accounts receivable as defined in the Credit Agreement. Amounts borrowed under the Credit Agreement accrue interest, at Pentech's option, at either prime plus 0.5% or LIBOR plus 2.5%. Pentech designs, produces and markets writing instruments and craft products.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of March 31, 2001, we have not used derivative instruments or engaged in hedging activities to minimize our market risk.

INTEREST RATE RISK

     As of March 31, 2001, we do not have any outstanding balances on our credit facility, nor do we expect to draw on the facility prior to its termination or expiration, and we have only nominal interest-bearing obligations. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On or about March 26, 2001, Rose Art Industries, Inc. ("Rose Art") and Licensing International, Ltd. commenced an action against us in the United States District Court for the District of New Jersey in which they allege our willful infringement of a patent owned by Licensing International and licensed to Rose Art through our production and sale of our Zyrofoam modeling compound. The plaintiffs seek injunctive relief, monetary damages in a unspecified amount, together with interest thereon, and reasonable attorneys' fees. We believe that their claims are without merit and we intend vigorously to defend against their action. On or about April 30, 2001, we filed an answer to their complaint in which we assert various defenses and counterclaims, including among others that their patent is invalid and unenforceable and that, in any case, the manufacture, use and sale of our product does not infringe their patent. Accordingly, we request the court to dismiss the complaint, to declare our product non-infringing and the subject patent invalid and/or unenforceable, and to award us our litigation costs. In our answer, we also allege Rose Art's infringement of one of our patents and seek injunctive relief, monetary damages in an unspecified amount and reasonable attorneys' fees. The parties are currently engaged in discovery, and, at this early stage in these proceedings, we are unable to predict the likely outcome of the action or its impact on our business, financial condition or results of operations.

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

------------


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

(b)     Reports on Form 8-K

        We did not file a current report on Form 8-K in our fiscal quarter ended March 31, 2001.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Registrant:

                                            JAKKS PACIFIC, INC.



Date: May 15, 2001                          By:  /s/ Joel M. Bennett
                                                 --------------------
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

                                 EXHIBIT INDEX



NUMBER                            DESCRIPTION                              PAGE
------                            -----------                              -----
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



--------------

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