Form 10-Q
period 2001-06-30
JAKKS PACIFIC INC
filed 2001-07-31
CIK 1009829

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _____________

Commission file number: 0-28104

JAKKS Pacific, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-4527222

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22619 Pacific Coast Highway Malibu, California	90265

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 456-7799

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes      [X]        No      [   ]

      The number of shares outstanding of the issuer’s common stock is 18,272,036 (as of July 30, 2001).

JAKKS PACIFIC, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2001

ITEMS IN FORM 10-Q

		PAGE

Facing page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed consolidated balance sheets - December 31, 2000 and June 30, 2001 (unaudited)	3

	Condensed consolidated statements of operations for the three and six months ended June 30, 2000 and 2001 (unaudited)	4

	Condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 2001 (unaudited)	5

	Notes to condensed consolidated financial statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings.	14

Item 2.	Changes in Securities and Use of Proceeds.	None

Item 3.	Defaults Upon Senior Securities.	None

Item 4.	Submission of Matters to a Vote of Security Holders.	None

Item 5.	Other Information.	None

Item 6.	Exhibits and Reports on Form 8-K.	14

Signatures		15

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For example, statements included in this report regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When we use words like “intend,” “anticipate,” “believe,” “estimate,” “plan” or “expect,” we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31, 2000	June 30, 2001

	(*)	(unaudited)

ASSETS

Current assets
Cash and cash equivalents	$29,275,424	$21,926,732

Marketable securities	13,617,912	27,742,301

Accounts receivable, net	47,053,699	69,153,735

Inventory, net	30,534,826	34,184,295

Advanced royalty payments	2,495,027	1,555,601

Prepaid expenses and other current assets	5,655,480	3,530,344

Total current assets	128,632,368	158,093,008

Office furniture and equipment	3,779,585	4,437,379

Molds and tooling	23,929,329	25,784,365

Leasehold improvements	1,927,805	1,862,497

Total	29,636,719	32,084,241

Less accumulated depreciation and amortization	10,653,467	14,744,733

Property and equipment, net	18,983,252	17,339,508

Notes receivable-officers	2,450,000	2,224,000

Investment in joint venture	9,758,359	872,724

Goodwill, net	74,590,189	73,164,939

Trademarks, net	12,104,546	11,840,195

Intangibles and deposits, net	2,203,679	1,449,769

Total assets	$248,722,393	$264,984,143

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable and accrued expenses	$33,712,040	$34,256,929

Income taxes payable	7,623,355	9,680,396

Current portion of long term debt	400,000	400,000

Total current liabilities	41,735,395	44,337,325

Long term debt, net of current portion	1,000,000	700,000

Deferred income taxes	1,456,817	756,817

Total liabilities	44,192,212	45,794,142

Contingency

Stockholders’ equity

Common stock, $.001 par value; 25,000,000 shares authorized; 19,485,582 and 19,623,083 shares issued, respectively	19,485	19,623

Additional paid-in capital	156,475,343	158,241,024

Treasury stock, at cost, 1,493,600 and 1,493,600 shares, respectively	(12,911,483)	(12,911,483)

Retained earnings	60,946,836	73,840,837

Total stockholders’ equity	204,530,181	219,190,001

Total liabilities and stockholders’ equity	$248,722,393	$264,984,143

See accompanying notes to condensed consolidated financial statements.

(*)  Derived from audited financial statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2000 and 2001 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	2001	2000	2001

Net sales	$50,577,721	$70,141,387	$101,359,796	$130,103,259

Cost of sales	28,829,894	37,531,972	59,508,310	73,026,156

Gross profit	21,747,827	32,609,415	41,851,486	57,077,103

Selling, general and administrative expenses	15,032,129	22,886,858	31,131,931	39,781,059

Income from operations	6,715,698	9,722,557	10,719,555	17,296,044

Profit from joint venture	(1,573,792)	(153,139)	(6,785,137)	(880,755)

Other expense	620,572	843,387	1,072,375	1,150,020

Interest, net	(1,208,242)	(445,936)	(2,160,288)	(931,442)

Income before provision for income taxes	8,877,160	9,478,245	18,592,605	17,958,221

Provision for income taxes	2,640,399	2,605,027	5,752,411	5,064,220

Net income	$6,236,761	$6,873,218	$12,840,194	$12,894,001

Earnings per share — basic	$0.32	$0.38	$0.66	$0.72

Earnings per share — diluted	$0.31	$0.36	$0.63	$0.67

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2000 and 2001 (Unaudited)

	Six Months Ended June 30,

	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$12,840,194	$12,894,001

Adjustments to reconcile net income to net cash provided (used) by operating activities:

Depreciation and amortization	3,787,980	5,997,534

Earned compensation from stock option grants	—	1,073,284

Change in operating assets and liabilities

Accounts receivable	(7,228,262)	(22,100,036)

Preferred return from joint venture	1,299,454	8,885,635

Inventory	223,117	(3,649,469)

Advanced royalty payments	(1,080,689)	939,426

Prepaid expenses and other current assets	621,599	2,125,136

Accounts payable and accrued expenses	(6,531,195)	544,889

Income taxes payable	457,178	2,057,041

Deferred income taxes	(187,814)	(700,000)

Marketable securities	11,288,239	(14,124,389)

Total adjustments	2,649,607	(18,950,949)

Net cash provided (used) by operating activities	15,489,801	(6,056,948)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Property and equipment	(4,875,644)	(2,447,522)

Other assets	131,741	537,243

Notes receivable-officers	(3,250,000)	226,000

Net cash used by investing activities	(7,993,903)	(1,684,279)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock options and warrants exercised	748,591	692,535

Repayment of long term debt	(13,680)	(300,000)

Net cash provided by financing activities	734,911	392,535

Net increase (decrease) in cash and cash equivalents	8,230,809	(7,348,692)

Cash and cash equivalents, beginning of period	57,546,406	29,275,424

Cash and cash equivalents, end of period	$65,777,215	$21,926,732

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Income taxes	$5,610,257	$2,785,769

Interest	$—	$43,555

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2001

Note 1 — Basis of presentation

      The accompanying 2000 and 2001 unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K, which contains financial information for the years ended December 31, 1998, 1999 and 2000.

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

Note 2 — Earnings per share

      The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings per share for the periods presented:

	THREE MONTHS ENDED JUNE 30,

	2000			2001

		WEIGHTED			WEIGHTED
		AVERAGE			AVERAGE
	INCOME	SHARES	PER-SHARE	INCOME	SHARES	PER-SHARE

Earnings per share — basic
Income available to common stockholders	$6,236,761	19,378,977	$0.32	$6,873,218	18,048,434	$0.38

Effect of dilutive securities
Options and warrants	—	992,389		—	1,210,647

Earnings per share — diluted
Income available to common stockholders plus assumed exercises	$6,236,761	20,371,366	$0.31	$6,873,218	19,259,081	$0.36

	SIX MONTHS ENDED JUNE 30,

	2000			2001

		WEIGHTED			WEIGHTED
		AVERAGE			AVERAGE
	INCOME	SHARES	PER-SHARE	INCOME	SHARES	PER-SHARE

Earnings per share — basic
Income available to common stockholders	$12,840,194	19,334,289	$0.66	$12,894,001	18,028,019	$0.72

Effect of dilutive securities
Options and warrants	—	1,006,173		—	1,086,230

Earnings per share — diluted
Income available to common stockholders plus assumed exercises	$12,840,194	20,340,462	$0.63	$12,894,001	19,114,249	$0.67

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2001

Note 3 — Common stock and preferred stock

      The Company has 26,000,000 authorized shares of stock consisting of 25,000,000 shares of $.001 par value common stock and 1,000,000 shares of $.001 par value preferred stock.

      During 2000, the Company purchased 1,493,600 shares of its common stock for a total of $12,911,483 pursuant to a buy-back program approved by the Board of Directors.

Note 4 — Acquisitions

      In October 1999, the Company acquired all of the stock of Flying Colors Toys, Inc. (“Flying Colors”) for approximately $52.9 million. Consideration paid at closing was in cash. Contingent consideration includes an earn-out in an amount of up to $4.5 million in each of the three 12-month periods following the closing, if gross profits of Flying Colors branded products achieve certain prescribed levels in each such period. The maximum earn-out of $4.5 million for the initial earn-out period ended September 30, 2000 was earned. Flying Colors designs, produces and markets activity kits, compounds and lunch boxes.

      In July 2000, the Company acquired all of the outstanding capital stock of Pentech International Inc. (“Pentech”) for an aggregate purchase price of approximately $20.6 million, which was paid in cash on the closing of the transaction. In addition, the Company paid on the closing $10.0 million to pay down certain indebtedness of Pentech and assumed liabilities of approximately $26.7 million. Pentech designs, produces and markets writing instruments and craft products.

Note 5 — Notes Receivable From Officers

      As of June 30, 2001, there were two notes receivable from officers totaling $1,974,000 issued at interest rates of 6.5% each, with interest payable on each April 28 and October 28 of each year, and principal payable at maturity on April 28, 2003. Additionally, there is a third note receivable from an officer for $250,000 issued at an interest rate of 7.0%, with interest and principal payable at maturity on May 12, 2002.

Note 6 — Litigation

      On or about March 26, 2001, Rose Art Industries, Inc. and Licensing International, Ltd. commenced an action against the Company in the United States District Court for the District of New Jersey in which they allege the Company’s willful infringement of a patent owned by Licensing International and licensed to Rose Art through the Company’s production and sale of Zyrofoam modeling compound. The plaintiffs seek injunctive relief, monetary damages in an unspecified amount, together with interest thereon, and reasonable attorneys’ fees. The Company believes that their claims are without merit and intends vigorously to defend against their action. At this early state in these proceedings, the Company is unable to predict the likely outcome of the action or its impact on its business, financial condition or results of operations. The Company is a party to, and certain property is the subject of, various pending claims and legal proceedings that routinely arise in the ordinary course of business, but the Company does not believe that any of these claims or proceedings will have a material effect on its business, financial condition or results of operations.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of financial condition and results of operations should be read together with the Company’s Condensed Consolidated Financial Statements and Notes thereto which appear elsewhere herein.

OVERVIEW

      JAKKS was founded to design, develop, produce and market children’s toys and related products. We commenced business operations in 1995 when we assumed operating control over the toy business of Justin Products, which consisted primarily of fashion dolls and accessories and electronic products for children.

      One of our key strategies has been to grow through the acquisition or licensing of product lines, concepts and characters. In 1996, we expanded our product lines to include products based on licensed characters and properties, such as World Wrestling Federation action figures and accessories.

      We acquired Road Champs in February 1997, and have included the results of operations of Road Champs from February 1, 1997, the effective date of the acquisition. We acquired the Child Guidance and Remco trademarks in October 1997, both of which contributed to operations nominally in 1997, but contributed more significantly to operations commencing in 1998. In June 1999, we acquired Berk with its lines of educational toy foam puzzle mats and activity sets. Berk began to contribute modestly beginning in the third quarter of 1999. In October 1999, we acquired Flying Colors, whose product lines include licensed activity kits, compound playsets and lunch boxes as well as other related products. Flying Colors product lines contributed to operations beginning in the fourth quarter of 1999. In July 2000, we acquired Pentech whose product lines include writing instruments and craft products. Pentech product lines contributed to operations beginning in August 2000.

      Our products currently include (1) action figures and accessories featuring licensed characters, principally from the World Wrestling Federation license, (2) Flying Colors molded plastic activity sets, clay compound playsets and lunch boxes, (3) Wheels division products, including Road Champs die-cast collectible and toy vehicles and Remco toy vehicles and role-play toys and accessories, (4) Child Guidance infant and pre-school electronic toys, educational toy foam puzzle mats and blocks and activity sets, (5) Pentech writing instruments and craft products, and (6) fashion dolls and related accessories.

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

      We contract the manufacture of most of our products to unaffiliated manufacturers located in China. We sell a substantial portion of the finished products on a letter of credit basis or on open account to our customers, who take title to the goods in Hong Kong. These methods allow us to reduce certain operating costs and working capital requirements. A portion of our sales, primarily sales of our Road Champs, Flying Colors and Pentech products, originate in the United States, so we hold certain inventory in our warehouse and fulfillment facility. In addition, we hold inventory of other products from time to time in support of promotions or other domestic programs with retailers. Prior to 2001, our inventory was maintained in warehouses owned and operated by unaffiliated third-parties that also oversaw the shipment of products to our customers. To date, substantially all of our sales have been to domestic customers, although we have made efforts to expand distribution of our products into foreign territories, including (1) engaging representatives to oversee sales in certain territories, (2) engaging distributors in certain territories, and (3) establishing direct relationships with retailers in certain territories.

      We establish reserves for sales allowances, including promotional allowances and allowances for anticipated defective product returns at the time of shipment. The reserves are determined as a percentage of net sales based upon either historical experience or on estimates or programs agreed upon by our customers.

      Our cost of sales consists primarily of the cost of goods produced for us by unaffiliated third-party manufacturers, royalties earned by licensors on the sale of these goods and amortization of the tools, dies and molds owned by us that are used in the manufacturing process. Other costs include inbound freight and provisions for obsolescence. Significant factors affecting our cost of sales as a percentage of net sales include (1) the proportion of net sales generated by various products with disparate gross margins, (2) the proportion of net sales made domestically, which typically carry lower gross margins than sales made in Hong Kong, and (3) the effect of amortizing the fixed cost components of cost of sales, primarily amortization of tools, dies and molds, over varying levels of net sales.

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

RESULTS OF OPERATIONS

      The following unaudited table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2000	2001	2000	2001

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	57.0	53.5	58.7	56.1

Gross profit	43.0	46.5	41.3	43.9

Selling, general and administrative expenses	29.7	32.6	30.7	30.6

Income from operations	13.3	13.9	10.6	13.3

Profit from joint venture	(3.1)	(0.2)	(6.7)	(0.7)

Interest, net	(2.4)	(0.6)	(2.1)	(0.7)

Other expense	1.2	1.2	1.1	0.9

Income before provision for income taxes	17.6	13.5	18.3	13.8

Provision for income taxes	5.2	3.7	5.7	3.9

Net income	12.4%	9.8%	12.6%	9.9%

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

      Net Sales. Net sales increased $19.5 million, or 38.7%, to $70.1 million in 2001 from $50.6 million in 2000. The growth in net sales was due primarily to the continuing growth in sales of our Flying Colors products and an increase in sales of our WWF wrestling products, as well as the addition of Pentech products, which began contributing to operations in August 2000, and the introduction of our products based on the Battlebots television show offset by a decrease in sales in our Wheels division, consisting primarily of our Road Champs die-cast toy and collectible vehicles with its BXS die-cast bicycles, MXS die-cast motorcycles and other extreme sports products.

      Gross Profit. Gross profit increased $10.9 million, or 49.9%, to $32.6 million, or 46.5% of net sales, in 2001 from $21.7 million, or 43.0% of net sales, in 2000. The overall increase in gross profit was attributable to the increase in net sales. The increase in gross profit margin of 3.5% of net sales is primarily attributed to the decrease in royalty expense as a percentage of net sales due to changes in the product mix and lower product costs, which is partially offset by an increase in amortization expense of molds and tools used in the manufacture of our products.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $22.9 million in 2001 and $15.0 million in 2000, constituting 32.6% and 29.7% of net sales, respectively. The overall increase of $7.9 million in such costs was due to costs incurred in support of the Company’s development, marketing and distribution of products under its recently acquired Pentech brand and the increase in net sales with its proportionate impact on variable selling costs such as freight and shipping related expenses, sales commissions, cooperative advertising and travel expenses, among others. We produced and aired television commercials in support of several of our products, including World Wrestling Federation action figures, Road Champs extreme sports products and Flying Colors products in 2000 and 2001. From time to time, we may increase our advertising efforts, if we deem it appropriate for particular products.

      Profit from Joint Venture. Beginning in the fourth quarter of 1999, we began to earn our preferred return on the sale of World Wrestling Federation video games by our joint venture with THQ. The joint venture had sales of only older carryover titles in 2001 compared to more recent carryover titles in 2000.

      Interest, Net. We had lower average cash balances during 2001 than in 2000 due to the net proceeds from the sale of our common stock in December 1999 reduced by significant disbursements in the third and fourth quarters of 2000 related to the acquisition of Pentech and the repurchase by the Company of its common stock.

      Other Expense. Other expense in 2001 relates to shut-down costs of certain operations of Pentech, acquired in 2000, and other expense in 2000 relate to shut-down costs of certain operations of Flying Colors, acquired in 1999.

      Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 2000 and 2001, at effective tax rates of 29.7% in 2000 and 27.5% in 2001, benefiting from a flat 16.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong. As of June 30, 2001, we had deferred tax assets of approximately $0.4 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In making this determination, management considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

      Net Sales. Net sales increased $28.7 million, or 28.4%, to $130.1 million in 2001 from $101.4 million in 2000. The growth in net sales was due primarily to the continuing growth in sales of our Flying Colors products and increases in sales of our WWF wrestling products and Child Guidance products, as well as the addition of Pentech products, which began contributing to operations in August 2000, and the introduction of our products based on the Battlebots television show offset by a decrease in sales of our Wheels division, consisting primarily of our Road Champs die-cast toy and collectible vehicles with its BXS die-cast bicycles, MXS die-cast motorcycles and other extreme sports products.

      Gross Profit. Gross profit increased $15.2 million, or 36.4%, to $57.1 million, or 43.9% of net sales, in 2001 from $41.9 million, or 41.3% of net sales, in 2000. The overall increase in gross profit was attributable to the increase in net sales. The increase in gross profit margin of 2.6% of net sales is attributed to the decrease in royalty expense as a percentage of net sales due to changes in the product mix and lower product costs, which is partially offset by an increase in amortization expense of molds and tools used in the manufacture of our products.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $39.8 million in 2001 and $31.1 million in 2000, constituting 30.6% and 30.7% of net sales, respectively. The overall increase of $8.7 million in such costs was due to costs incurred in support of the Company’s development, marketing and distribution of products under its recently acquired Pentech brand and the increase in net sales with its proportionate impact on variable selling costs such as freight and shipping related expenses, sales commissions, cooperative advertising and travel expenses, among others. We produced and aired television commercials in support of several of our products, including World Wrestling Federation action figures, Road Champs extreme sports products and Flying Colors products in 2000 and 2001. From time to time, we may increase our advertising efforts, if we deem it appropriate for particular products.

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

      Other Expense. Other expense in 2001 relates to shut-down costs of certain operations of Pentech, acquired in 2000, and other expense in 2000 relate to shut-down costs of certain operations of Flying Colors, acquired in 1999.

SEASONALITY

      The retail toy industry is inherently seasonal. Generally, in the past, the Company’s sales have been highest during the third and fourth quarters, and collections for those sales have been highest during the succeeding fourth and first fiscal quarters. The writing instrument industry is likewise seasonal with sales highest during the back to school season which occurs in the second and third quarters. The Company’s working capital needs have been highest during the third and fourth quarters.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2001, we had working capital of $113.8 million, as compared to $86.9 million as of December 31, 2000. This increase was primarily attributable to our operating results and the receipt of the preferred return from our joint venture with THQ.

      Operating activities used net cash of $6.1 million in 2001, as compared to having provided cash of $15.5 million in 2000. Net cash was provided primarily by net income, non-cash charges, such as depreciation and amortization and earned compensation from stock option grants, as well as a decrease in preferred return from the joint venture with THQ, advanced royalty payments, prepaid expenses and other current operating assets, and an increase in accounts payable and accrued expenses, income taxes payable, which were offset by increases in accounts receivable and inventory, a decrease in deferred income taxes, as well as the purchase of marketable securities. As of June 30, 2001, we had cash and cash equivalents of $21.9 million and marketable securities of $27.8 million.

      Our investing activities used net cash of $1.7 million in 2001, as compared to $8.0 million in 2000, consisting primarily of the purchase of molds and tooling used in the manufacture of our products and office furniture and equipment and the notes receivable from officers. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties ranging from 1% to 12% payable on net sales of such products. As of June 30, 2001, these agreements required future aggregate minimum guarantees of $13.1 million, exclusive of $1.6 million in advances already paid.

      Our financing activities provided net cash of $0.4 million in 2001, consisting primarily of proceeds from the exercise of options and warrants partially offset by the repayment of long term debt. In 2000, financing activities provided net cash of $0.7 million, consisting primarily of proceeds from the exercise of options and warrants.

      In October 1999, we acquired Flying Colors Toys. We paid approximately $34.7 million for the stock and paid off approximately $17.6 million of indebtedness. We also agreed to pay an earn-out of up to $4.5 million in each of the three 12-month periods following the closing if gross profit of Flying Colors products achieves certain targeted levels during each such period. The maximum earn-out of $4.5 million was earned in the first earn-out period, which ended September 30, 2000. Flying Colors’ principal products include molded plastic activity kits, compounds and lunch boxes featuring licensed characters, including Rugrats, Blue’s Clues and Looney Tunes characters. The kits cover a broad range of products and activities, such as make and paint your own characters, jewelry making, art studios, posters, puzzles and other projects.

      In July 2000, the Company acquired all of the outstanding capital stock of Pentech for an aggregate purchase price of approximately $20.6 million, which was paid in cash on the closing of the transaction. In addition, the Company paid on the closing $10.0 million to pay down certain indebtedness of Pentech and assumed liabilities of approximately $26.7 million. In December 1999, Pentech renewed a three-year $25,000,000 Revolving Credit Agreement with Bank America Business Credit, Inc. now known as Bank of America, N.A. (“BABC”) (the “Credit Agreement”). Borrowings under the Credit Agreement are subject to limitations based upon eligible inventory and accounts receivable as defined in the Credit Agreement. Amounts borrowed under the Credit Agreement accrue interest, at Pentech’s option, at either prime plus 0.5% or LIBOR plus 2.5%. As of June 30, 2001, we do not have any outstanding balances on this facility. Pentech designs, produces and markets writing instruments and craft products.

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

      Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of June 30, 2001, we have not used derivative instruments or engaged in hedging activities to minimize our market risk.

INTEREST RATE RISK

      As of June 30, 2001, we do not have any outstanding balances on our credit facility, nor do we expect to draw on the facility prior to its termination or expiration, and we have only nominal interest-bearing obligations. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On or about March 26, 2001, Rose Art Industries, Inc. (“Rose Art”) and Licensing International, Ltd. commenced an action against us in the United States District Court for the District of New Jersey in which they allege our willful infringement of a patent owned by Licensing International and licensed to Rose Art through our production and sale of our Zyrofoam modeling compound. The plaintiffs seek injunctive relief, monetary damages in a unspecified amount, together with interest thereon, and reasonable attorneys’ fees. We believe that their claims are without merit and we intend vigorously to defend against their action. On or about April 30, 2001, we filed an answer to their complaint in which we assert various defenses and counterclaims, including among others that their patent is invalid and unenforceable and that, in any case, the manufacture, use and sale of our product does not infringe their patent. Accordingly, we request the court to dismiss the complaint, to declare our product non-infringing and the subject patent invalid and/or unenforceable, and to award us our litigation costs. In our answer, we also allege Rose Art’s infringement of one of our patents and seek injunctive relief, monetary damages in an unspecified amount and reasonable attorneys’ fees. The parties are currently engaged in discovery, and, at this early stage in these proceedings, we are unable to predict the likely outcome of the action or its impact on our business, financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation of the Company(1)

3.1.1	Certificate of Designation and Preferences of Series A Cumulative Convertible Preferred Stock of the Company(2)

3.1.2	Certificate of Elimination of All Shares of 4% Redeemable Convertible Preferred Stock of the Company(2)

3.1.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company(3)

3.2.1	By-Laws of the Company(1)

3.2.2	Amendment to By-Laws of the Company(4)

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed April 7, 1998, and incorporated herein by reference.

(3)	Filed previously as exhibit 4.1.2 of the Company’s Registration Statement on Form S-3 (Reg. No. 333-74717), filed on March 9, 1999, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(b) Reports on Form 8-K

      We did not file a current report on Form 8-K in our fiscal quarter ended June 30, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: JAKKS PACIFIC, INC.

Date: July 31, 2001	By:	/s/ Joel M. Bennett

Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation of the Company(1)

3.1.1	Certificate of Designation and Preferences of Series A Cumulative Convertible Preferred Stock of the Company(2)

3.1.2	Certificate of Elimination of All Shares of 4% Redeemable Convertible Preferred Stock of the Company(2)

3.1.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company(3)

3.2.1	By-Laws of the Company(1)

3.2.2	Amendment to By-Laws of the Company(4)

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed April 7, 1998, and incorporated herein by reference.

(3)	Filed previously as exhibit 4.1.2 of the Company’s Registration Statement on Form S-3 (Reg. No. 333-74717), filed on March 9, 1999, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.