Form 10-Q/A
period 2001-03-31
JAKKS PACIFIC INC
filed 2001-09-10
CIK 1009829

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

Yes   [X]      No   [ ]

                                 ---------------



The number of shares outstanding of the issuer's common stock is 18,336,940 (as of September 10, 2001).



================================================================================

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q/A
                          QUARTER ENDED MARCH 31, 2001



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

(*) Derived from audited financial statements

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
         For the Three Months Ended March 31, 2000 and 2001 (Unaudited)




                                                   Three Months Ended March 31,
                                                       2000           2001
  Net sales                                        $50,782,075     $59,961,872

  Cost of sales                                     30,678,416      35,494,184
                                                   -----------     -----------

  Gross profit                                      20,103,659      24,467,688

  Selling, general and administrative expenses      16,099,802      16,894,201

  Acquisition shut-down costs                          451,803         306,633
                                                   -----------     -----------

  Income from operations                             3,552,054       7,266,854

  Profit from joint venture                         (5,211,345)       (727,616)

  Interest, net                                       (952,046)       (485,506)
                                                   -----------     -----------

  Income before provision for income taxes           9,715,445       8,479,976

  Provision for income taxes                         3,112,012       2,459,193
                                                   -----------     -----------

  Net income                                       $ 6,603,433     $ 6,020,783
                                                   ===========     ===========
  Earnings per share - basic                       $      0.34     $      0.33
                                                   ===========     ===========
  Earnings per share - diluted                     $      0.32     $      0.32
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

Note 2 -- Inventories

Inventories include the ex-factory cost of goods and in-bound freight and are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                  December 31, 2000   March 31, 2001
Deposits              $ 2,829,575      $ 1,950,280
Raw materials             846,436           40,553
Finished goods         26,858,815       27,778,471
                      -----------      -----------
                      $30,534,826      $29,769,304


Note 3 -- Earnings per share

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
                                ==========    ==========       =====            ==========    ==========       =====

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES

                                 March 31, 2001


Note 4 -- Common stock and preferred stock


     The Company has 26,000,000 authorized shares of stock consisting of 25,000,000 shares of $.001 par value common stock and 1,000,000 shares of $.001 par value preferred stock. During 2000, the Company purchased 1,493,600 shares of its common stock for a total of $12,911,483 pursuant to a buy-back program approved by the Board of Directors.


Note 5 -- Acquisitions


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


Note 6 -- Notes Receivable From Officers


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


Note 7 -- Litigation


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


Note 8 -- Recent Accounting Pronouncements

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 is effective for business combinations initiated after June 30, 2001. SFAS 141 requires that all business combinations completed after its adoption be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 will be effective for the Company on January 1, 2002 and primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Upon adoption of SFAS 142, goodwill and other intangible assets will no longer be amortized and will be tested for impairment at least annually at the reporting unit level.

     Based on current levels of amortization expense, the Company estimates that the elimination of amortization expense will positively impact net income by approximately $2.1 million, or approximately $0.11 per common share (diluted), on an annual basis.

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


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            ------------------
                                                             2000        2001
                                                            ------      ------
Net sales.............................................      100.0%      100.0%
Cost of sales.........................................       60.4        59.2
                                                            -----       -----
Gross profit..........................................       39.6        40.8
Selling, general and administrative expenses..........       31.7        28.2
Acquisition shut-down costs...........................        0.9         0.5
                                                            -----       -----
Income from operations................................        7.0        12.1
Profit from joint venture.............................      (10.3)       (1.2)
Interest, net.........................................       (1.8)       (0.8)
                                                             -----      -----
Income before income taxes............................       19.1        14.1
Provision for income taxes............................        6.1         4.1
                                                            -----       -----
Net income............................................       13.0%       10.0%
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


     Acquisition Shut-down Costs. Acquisition shut-down costs in 2001 relate to shut-down costs, including lease termination and employee severance costs of certain operations of Pentech, acquired in 2000, and such costs in 2000 relate to shut-down costs of certain operations of Flying Colors, acquired in 1999. The integration of Flying Colors was completed in 2000 and the integration of Pentech is expected to be completed by the end of the second quarter of 2001 with estimated additional costs of approximately $0.8 million.


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

                                            Registrant:

                                            JAKKS PACIFIC, INC.



Date: September 10, 2001                    By:  /s/ Joel M. Bennett
                                                 --------------------
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)