Form 10-Q/A
period 2001-06-30
JAKKS PACIFIC INC
filed 2001-09-10
CIK 1009829

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

      Yes      [X]        No      [   ]

      The number of shares outstanding of the issuer’s common stock is 18,336,940 (as of September 10, 2001).

JAKKS PACIFIC, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q/A
QUARTER ENDED JUNE 30, 2001

ITEMS IN FORM 10-Q/A

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

(*)  Derived from audited financial statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2000 and 2001 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	2001	2000	2001

Net sales	$50,577,721	$70,141,387	$101,359,796	$130,103,259

Cost of sales	28,829,894	37,531,972	59,508,310	73,026,156

Gross profit	21,747,827	32,609,415	41,851,486	57,077,103

Selling, general and administrative expenses	15,032,129	22,886,858	31,131,931	39,781,059

Acquisition shut-down costs	620,572	843,387	1,072,375	1,150,020

Income from operations	6,095,126	8,879,170	9,647,180	16,146,024

Profit from joint venture	(1,573,792)	(153,139)	(6,785,137)	(880,755)

Interest, net	(1,208,242)	(445,936)	(2,160,288)	(931,442)

Income before provision for income taxes	8,877,160	9,478,245	18,592,605	17,958,221

Provision for income taxes	2,640,399	2,605,027	5,752,411	5,064,220

Net income	$6,236,761	$6,873,218	$12,840,194	$12,894,001

Earnings per share — basic	$0.32	$0.38	$0.66	$0.72

Earnings per share — diluted	$0.31	$0.36	$0.63	$0.67

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

Note 2 — Inventories

      Inventories include the ex-factory cost of goods and in-bound freight and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2000	June 30, 2001

Deposits	$2,829,575	$1,872,466
Raw materials	846,436	—
Finished goods	26,858,815	32,311,829

	$30,534,826	$34,184,295

Note 3 — Earnings per share

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
June 30, 2001

Note 4 — Common stock and preferred stock

      The Company has 26,000,000 authorized shares of stock consisting of 25,000,000 shares of $.001 par value common stock and 1,000,000 shares of $.001 par value preferred stock.

      During 2000, the Company purchased 1,493,600 shares of its common stock for a total of $12,911,483 pursuant to a buy-back program approved by the Board of Directors.

Note 5 — Acquisitions

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

Note 6 — Notes Receivable From Officers

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

Note 7 — Litigation

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

Note 8 — Recent Accounting Pronouncements

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 is effective for business combinations initiated after June 30, 2001. SFAS 141 requires that all business combinations completed after its adoption be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 will be effective for the Company on January 1, 2002 and primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Upon adoption of SFAS 142, goodwill and other intangible assets will no longer be amortized and will be tested for impairment at least annually at the reporting unit level.

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

RESULTS OF OPERATIONS

      The following unaudited table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2000	2001	2000	2001

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	57.0	53.5	58.7	56.1

Gross profit	43.0	46.5	41.3	43.9

Selling, general and administrative expenses	29.7	32.6	30.7	30.6

Acquisition shut-down costs	1.2	1.2	1.1	0.9

Income from operations	12.1	12.7	9.5	12.4

Profit from joint venture	(3.1)	(0.2)	(6.7)	(0.7)

Interest, net	(2.4)	(0.6)	(2.1)	(0.7)

Income before provision for income taxes	17.6	13.5	18.3	13.8

Provision for income taxes	5.2	3.7	5.7	3.9

Net income	12.4%	9.8%	12.6%	9.9%

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

      Acquisition Shut-down Costs. Acquisition shut-down costs in 2001 relates to shut-down costs, including lease termination and employee severance costs of certain operations of Pentech, acquired in 2000, and such costs in 2000 relate to shut-down costs, including lease termination and employee severance costs of certain operations of Flying Colors, acquired in 1999. The integration of Flying Colors was completed in 2000 and the integration of Pentech was completed in the second quarter of 2001.

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

      Acquisition Shut-down Costs. Acquisition shut-down costs in 2001 relates to shut-down costs, including lease termination and employee severance costs of certain operations of Pentech, acquired in 2000, and such costs in 2000 relate to shut-down costs, including lease termination and employee severance costs of certain operations of Flying Colors, acquired in 1999. The integration of Flying Colors was completed in 2000 and the integration of Pentech was completed in the second quarter of 2001.

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