Form 10-K/A
period 2000-12-31
JAKKS PACIFIC INC
filed 2001-10-05
CIK 1009829

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A

(MARK ONE)

      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM  ______________ TO _____________

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


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]



     The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on October 4, 2001) is $254,549,475.



     The number of shares outstanding of the registrant's Common Stock, $.001 par value (being the only class of its common stock) is 18,336,940 (as of October 4, 2001).


                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              JAKKS PACIFIC, INC.


                     INDEX TO ANNUAL REPORT ON FORM 10-K/A


                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


                              ITEMS IN FORM 10-K/A



                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   13
Item 3.   Legal Proceedings...........................................   13
Item 4.   Submission of Matters to a Vote of Security Holders.........   14

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   15
Item 6.   Selected Financial Data.....................................   16
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   17
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   25
Item 8.   Consolidated Financial Statements and Supplementary Data....   25
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   48

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   48
Item 11.  Executive Compensation......................................   50
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   54
Item 13.  Certain Relationships and Related Transactions..............   55

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   55

Signatures............................................................   62


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


     Our compounds represent a new area of emphasis for Flying Colors. Launched under the Blue's Clues license, this line has expanded from play clay in a bucket to an entire Blue's Clues playset featuring book molds, extrusion and other devices. We are continuing to expand the compound area and have introduced innovative compounds with and without licensed characters or marks. In early 2000, we expanded our offerings with the launch of Goooze, and followed it up late 2000 with our forming foam Zyrofoam, both under the Nickelodeon brand. These products come in assorted colors and in various uniquely shaped packages. In 2001, we added higher volume packages and assorted play and activity sets.


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


     Also in 2000, we expanded our extreme sports offerings with the introduction of our MXS line of motorcycles with riders featuring "click n grip" functionality which allows the user to release the rider from the motorcycle seat and perform the signature moves of the sport's top riders. Other additions included off-road vehicles, personal water craft, surfboards and skateboards, all sold individually and with play sets and accessories.

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

CHILD GUIDANCE

  - Infant and pre-school toys


     We acquired the Child Guidance trade name in 1997 to accelerate our entry into the infant/ pre-school toy category. This category has been recently dominated by higher-priced licensed products, which creates an opportunity for us to sell our lower price, high value line of pre-school toys. Our line of pre-school electronic toys features products that enhance sensory stimulation and learning through play, while offering value to the trade as well as to the consumer. Our products are designed for children ages two and under. We have combined the fun of music, lights, motion and sound with the early introduction of numbers, letters, shape and color recognition, all at a value price. The line consists of more than 50 products that are marketed in continually updated "try me" interactive packaging that allows the consumers to sample the product prior to purchase. We support the products with extensive advertising in popular magazines and other publications, focusing on parenting, women's and family publications, including Good Housekeeping. These products carry the Good Housekeeping Seal of Approval(R). In 2001, we introduced a line of musical toys in conjunction with Baby Genius, the marketer of a popular line of music-oriented CDs and home videos whose aim is to stimulate the development of young children through music. Distribution of the Child Guidance products include more upscale and specialty retailers. Child Guidance products are priced at retail from $2.99 to $14.99.


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


     Also in 2000, we launched our G.I.R.L. Force line of dolls with the release of 11 1/2 inch dolls based on the feature film, Charlie's Angels. These dolls feature our new patent-pending skeleton with more realistic features and movement. In 2001, we released a line of 11 1/2 inch dolls and accessories based on the feature film, Josie and the Pussycats.


     Our in-house product developers originate the design and functionality of most of our fashion dolls. In many cases, they work with retailers and incorporate their input on doll characteristics, packaging and other design elements to create exclusive product lines for them.

WORLD WRESTLING FEDERATION VIDEO GAMES


     In June 1998, we formed a joint venture with THQ, a developer, publisher and distributor of interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture entered into a license agreement with World Wrestling Federation Entertainment under which it acquired the exclusive worldwide right to publish World Wrestling Federation video games on all hardware platforms. The games are designed, developed, manufactured and marketed by the joint venture. We are entitled to receive a guaranteed preferred return at varying rates of net sales of the video games depending on the cumulative unit sales and platform of each particular game. THQ is entitled to receive the balance of the profits. The term of the license agreement expires on December 31, 2009, subject to a right of the joint venture to renew the license for an additional five years under various conditions.


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


     We employ a staff of approximately 24 designers for our Flying Colors product lines. We generally acquire our other product concepts from unaffiliated third parties. If we accept and develop a third party's concept for new toys, we generally pay a royalty on the toys developed from this concept that are sold, and may, on an individual basis, guarantee a minimum royalty. Royalties payable to developers generally range from 1% to 6% of the wholesale sales price for each unit of a product sold by us. We believe that utilizing experienced third-party inventors gives us access to a wide range of development talent. We currently work with numerous toy inventors and designers for the development of new products and the enhancement of existing products. We believe that toy inventors and designers have come to appreciate our practice of acting quickly and decisively to acquire and market licensed products. In addition, we believe that our experience in the toy industry, our flexibility and our recent success in developing and marketing products make us more attractive to toy inventors and developers than some of our competitors.

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

COMPETITION


     Competition in the toy industry is intense. Many of our competitors have greater financial resources, larger sales and marketing and product development departments, stronger name recognition and longer operating histories and benefit from greater economies of scale. These factors, among others, may enable our competitors to market their products at lower prices or on terms more advantageous to customers than those we could offer for our competitive products. Competition often extends to the procurement of entertainment and product licenses, as well as to the marketing and distribution of products and the obtaining of adequate shelf space. Competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations. In each of our product lines we compete against one or both of the toy industry's two dominant companies, Mattel and Hasbro. In addition, we compete, in our action figures line, with the Toy-Biz division of Marvel Enterprises, in our Flying Colors and Pentech product categories, with Rose Art Industries, Hasbro (Play-doh) and Binney & Smith (Crayola), and, in our toy vehicle lines, with Racing Champions. We also compete with numerous smaller domestic and foreign toy manufacturers, importers and marketers in each of our product categories. We expect that the joint venture's principal competition in the video game market is Electronic Arts, which produces video games based on World Championship Wrestling characters, Activision and Acclaim Entertainment.


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

EMPLOYEES


     As of October 4, 2001, we employed 198 persons, all of whom are full-time employees, including three executive officers. One hundred and fifty-three of our employees were located in the United States, while the remaining 45 were located in Hong Kong. We believe that we have good relationships with our employees. None of our employees is represented by a union.


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


                                                                PRICE RANGE OF
                                                                 COMMON STOCK
                                                             --------------------
                                                              HIGH          LOW
                                                             ------        ------
1999:
  First quarter............................................  $13.67        $ 7.00
  Second quarter...........................................   19.92         12.17
  Third quarter............................................   26.83         15.50
  Fourth quarter...........................................   29.33         16.13
2000:
  First quarter............................................   25.19         13.94
  Second quarter...........................................   25.00         13.25
  Third quarter............................................   20.75          9.00
  Fourth quarter...........................................   10.56          7.00
2001:
  First quarter............................................   15.00          8.19
  Second quarter...........................................   18.15          8.81
  Third quarter............................................   21.80         12.60
  Fourth quarter (through October 4, 2001).................   15.41         12.44



     On October 4, 2001, the last sale price of our common stock reported on the Nasdaq National Market was $14.25 per share.


SECURITY HOLDERS


     As of October 4, 2001, there were approximately 99 holders of record of our common stock.


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


                                                                        YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------------
                                                            1996      1997      1998       1999       2000
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales................................................  $12,052   $41,945   $85,253   $183,685   $252,288
Cost of sales............................................    7,231    25,875    52,000    107,602    149,881
                                                           -------   -------   -------   --------   --------
Gross profit.............................................    4,821    16,070    33,253     76,083    102,407
Selling, general and administrative expenses.............    3,612    11,895    24,007     51,154     80,435
Acquisition shut-down and product recall costs...........       --        --        --         --      1,469
                                                           -------   -------   -------   --------   --------
Income from operations...................................    1,209     4,175     9,246     24,929     20,503
Profit from Joint Venture................................       --        --        --     (3,605)   (15,906)
Interest, net............................................     (134)      418       423     (1,588)    (3,833)
Other (income) expense...................................       --       328       591       (182)       (92)
                                                           -------   -------   -------   --------   --------
Income before provision for income taxes.................    1,343     3,429     8,232     30,304     40,334
Provision for income taxes...............................      163       643     1,857      8,334     11,697
                                                           -------   -------   -------   --------   --------
Net income...............................................  $ 1,180   $ 2,786   $ 6,375   $ 21,970   $ 28,637
                                                           =======   =======   =======   ========   ========
Basic earnings per share.................................  $  0.24   $  0.40   $  0.75   $   1.55   $   1.50
                                                           =======   =======   =======   ========   ========
Weighted average shares outstanding......................    4,927     6,932     8,539     13,879     19,060
                                                           =======   =======   =======   ========   ========
Diluted earnings per share...............................  $  0.22   $  0.35   $  0.59   $   1.39   $   1.41
                                                           =======   =======   =======   ========   ========
Weighted average shares and equivalents outstanding......    5,256     9,013    11,403     15,840     20,281
                                                           =======   =======   =======   ========   ========


                                                                      AT DECEMBER 31,
                                                   -----------------------------------------------------
                                                    1996       1997       1998        1999        2000
                                                                      (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents........................  $ 6,355    $ 2,536    $12,452    $ 57,546    $ 29,275
Working capital..................................    7,824      3,368     13,736     113,170      86,897
Total assets.....................................   14,200     43,605     58,736     232,878     248,722
Long-term debt, net of current portion...........       --      6,000      5,940           9       1,000
Total stockholders' equity.......................   11,746     25,959     37,754     187,501     204,530

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


     In June 1998, we formed a joint venture with THQ, a developer, publisher and distributor of interactive entertainment software, and the joint venture licensed the rights from World Wrestling Federation Entertainment to publish World Wrestling Federation electronic video games on all platforms. The first games produced under this license were released in November 1999. We are entitled to receive a guaranteed preferred return at varying rates of net sales of the video games depending on the cumulative unit sales and platform of each particular game. THQ is entitled to receive the balance of the profits. Distributions of the preferred return from the joint venture contributed significantly to our pre-tax income, representing 11.9% of pre-tax income in 1999 and 39.4% in 2000. The minimum preferred return to be distributed to us by the joint venture during the remaining term of the license agreement ending December 31, 2009 is $4.0 million per year. We expect our aggregate return over this period to be significantly in excess of this amount, although we cannot predict with certainty that expected levels of return will be achieved and, in any case, we anticipate substantial fluctuations in the amount of the preferred return distributed to us from year to year. The amount of our preferred return in any year will be subject to various factors, including the number of games released, life cycle of hardware platforms, market conditions and changes in consumer interests.


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

RESULTS OF OPERATION

     The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.


                                                     YEARS ENDED DECEMBER 31,
                                             -----------------------------------------
                                             1996     1997     1998     1999     2000
Net sales................................    100.0%   100.0%   100.0%   100.0%   100.0%
Cost of sales............................     60.0     61.7     61.0     58.6     59.4
                                             -----    -----    -----    -----    -----
Gross profit.............................     40.0     38.3     39.0     41.4     40.6
Selling, general and administrative
  expenses...............................     30.0     28.4     28.2     27.8     31.9
Acquisition shut-down and product recall
  costs..................................       --       --       --       --      0.5
                                             -----    -----    -----    -----    -----
Income from operations...................     10.0      9.9     10.8     13.6      8.2
Profit from Joint Venture................       --       --       --     (2.0)    (6.3)
Interest, net............................     (1.1)     1.0      0.4     (0.9)    (1.5)
Other (income) expense, net..............       --      0.7      0.7       --       --
                                             -----    -----    -----    -----    -----
Income before income taxes...............     11.1      8.2      9.7     16.5     16.0
Provision for income taxes...............      1.3      1.6      2.2      4.5      4.6
                                             -----    -----    -----    -----    -----
Net income...............................      9.8%     6.6%     7.5%    12.0%    11.4%
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


     Acquisition Shut-down and Product Recall Costs. These expenses in 2000 consisted mainly of costs related to the lease termination of certain Flying Colors facilities and other related shut-down costs, and costs related to the recall of one of our products. No such expenses were incurred in 1999.



     Profit from Joint Venture. Beginning in the fourth quarter of 1999, we began to earn our preferred return on the sale of World Wrestling Federation video games by our joint venture with THQ with the release of two games, whereas in 2000, four titles were released plus sales continued on 1999 releases. Distributions of the preferred return from the joint venture contributed significantly to our pre-tax income, representing 11.9% of pre-tax income in 1999 and 39.4% in 2000. The minimum preferred return to be distributed to us by the joint venture during the remaining term of the license agreement ending December 31, 2009 is $4.0 million per year. We expect our aggregate return over this period to be significantly in excess of this amount, although we cannot predict with certainty that expected levels of return will be achieved and, in any case, we anticipate substantial fluctuations in the amount of the preferred return distributed to us from year to year.


     Interest, Net. We had significantly higher average cash balances during 2000 than in 1999 due to the net proceeds from the sale of our common stock in December 1999. In addition, we assumed certain interest-bearing obligations in 2000 in conjunction with the Pentech acquisition and we had convertible debentures outstanding in 1999.


     Other (Income) Expense, Net. In 1999 and 2000, only nominal amounts of Other Income were recorded.



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


     Acquisition Shut-down and Product Recall Costs. No such expenses were incurred in 1999 or 1998.



     Profit from Joint Venture. In 1999, we began to earn our preferred return on the sale of World Wrestling Federation video games by our joint venture with THQ. Distributions of the preferred return from the joint venture represented 11.9% of our pre-tax income. The minimum preferred return to be distributed to us by the joint venture is $4.0 million per year. We expect our aggregate return over the remaining term of the license agreement ending December 31, 2009 to be significantly in excess of this amount, although we cannot predict with certainty that expected levels of return will be achieved and, in any case, we anticipate substantial fluctuations in the amount of the preferred return distributed to us from year to year.


     Interest, Net. We had significantly lower interest-bearing obligations in 1999 than in 1998 with the conversion of our convertible debentures in 1999. In addition, we had significantly higher average cash balances during 1999 than in 1998 due to the net proceeds from the sale of our common stock in May 1999 and in December 1999.


     Other (Income) Expense, Net. In 1999, we recorded a nominal amount of Other Income, while in 1998, Other Expense resulted from the loss on the disposition of certain assets.


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

                                             1998                          1999
                             -------------------------------------   -----------------
                              FIRST    SECOND     THIRD    FOURTH     FIRST    SECOND
                             QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..................  $11,030   $16,131   $34,218   $23,873   $24,960   $35,981
 As a % of full year.......     13.0%     18.9%     40.1%     28.0%     13.6%     19.6%
Gross profit...............  $ 4,350   $ 6,118   $13,242   $ 9,542   $10,764   $14,649
 As a % of full year.......     13.1%     18.4%     39.8%     28.7%     14.2%     19.3%
 As a % of net sales.......     39.4%     37.9%     38.7%     40.0%     43.1%     40.7%
Income (loss) from
 operations................  $   768   $ 1,427   $ 5,069   $ 1,983   $ 2,743   $ 4,225
 As a % of full year.......      8.3%     15.4%     54.8%     21.5%     11.0%     17.0%
 As a % of net sales.......      7.0%      8.8%     14.8%      8.3%     11.0%     11.7%
Income before income
 taxes.....................  $   610   $ 1,316   $ 4,648   $ 1,658   $ 2,743   $ 4,587
 As a % of net sales.......      5.5%      8.2%     13.6%      6.9%     11.0%     12.7%
Net income.................  $   462   $   958   $ 3,434   $ 1,521   $ 2,005   $ 3,355
 As a % of net sales.......      4.2%      5.9%     10.0%      6.4%      8.0%      9.3%
Diluted earnings per
 share.....................  $  0.05   $  0.09   $  0.30   $  0.14   $  0.17   $  0.21
Weighted average shares and
 equivalents outstanding...   10,740    11,679    11,808    11,756    12,624    15,732

                                   1999                          2000
                             -----------------   -------------------------------------
                              THIRD    FOURTH     FIRST    SECOND     THIRD    FOURTH
                             QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..................  $60,236   $62,508   $50,782   $50,578   $91,838   $59,090
 As a % of full year.......     32.8%     34.0%     20.1%     20.1%     36.4%     23.4%
Gross profit...............  $24,759   $25,912   $20,104   $21,748   $37,672   $22,883
 As a % of full year.......     32.5%     34.0%     19.7%     21.2%     36.8%     22.3%
 As a % of net sales.......     41.1%     41.5%     39.6%     43.0%     41.0%     38.7%
Income (loss) from
 operations................  $ 9,893   $ 8,068   $ 3,552   $ 6,095   $11,201   $  (345)
 As a % of full year.......     40.0%     32.0%     17.3%     29.8%     54.6%     (1.7)%
 As a % of net sales.......     16.4%     13.1%      7.0%     12.1%     12.2%     (0.6)%
Income before income
 taxes.....................  $10,426   $12,548   $ 9,715   $ 8,877   $13,615   $ 8,127
 As a % of net sales.......     17.3%     19.9%     19.1%     17.6%     14.8%     13.8%
Net income.................  $ 7,642   $ 8,968   $ 6,603   $ 6,237   $ 9,769   $ 6,028
 As a % of net sales.......     12.7%     14.4%     13.0%     12.3%     10.6%     10.2%
Diluted earnings per
 share.....................  $  0.44   $  0.49   $  0.32   $  0.31   $  0.48   $  0.32
Weighted average shares and
 equivalents outstanding...   17,541    18,378    20,374    20,371    20,330    18,621


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


     Our investing activities used net cash of $47.9 million in the year ended December 31, 2000, as compared to $46.6 million in 1999, consisting primarily of the purchase of molds and tooling used in the manufacture of our products in 2000 and 1999, and goodwill acquired in the acquisition of Pentech, the repurchase of our common stock, and notes receivable from officers in 2000. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties ranging from 1% to 12% payable on net sales of such products. As of December 31, 2000, these agreements required future aggregate minimum guarantees of $13.4 million, exclusive of $1.1 million in advances already paid.


     Our investing activities used net cash of $46.6 million in the year ended December 31, 1999, as compared to $5.1 million in 1998, consisting primarily of the purchase of molds and tooling used in the manufacture of our products in 1999 and 1998 and goodwill acquired in the acquisitions of Flying Colors and Berk in 1999.


     Our financing activities used net cash of $10.4 million in the year ended December 31, 2000, compared to having provided cash of $122.1 million in 1999. In 2000, we used cash primarily to repurchase 1,493,600 shares of our common stock for a total of $12.9 million, while cash was provided by the exercise of stock options and warrants and the assumption of debt related to the acquisition of Pentech in 2000. Net cash provided in 1999 consisted primarily of proceeds from the issuance of our common stock and proceeds from stock options and warrants exercised.


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


     On July 28, 2000, we acquired all of the outstanding capital stock of Pentech for an aggregate purchase price of approximately $20.6 million, which was paid in cash on the closing of the transaction. In addition, we paid on the closing $10.0 million to pay down certain indebtedness of Pentech, assumed liabilities of approximately $25.5 million and incurred estimated legal and other acquisition costs of approximately $1.2 million. In December 1999, Pentech renewed a three-year $25,000,000 Revolving Credit Agreement with Bank America Business Credit, Inc. now known as Bank of America, N.A. (the "Credit Agreement"). Borrowings under the Credit Agreement are subject to limitations based upon eligible inventory and accounts receivable as defined in the Credit Agreement. Amounts borrowed under the Credit Agreement accrue interest, at Pentech's option, at either prime plus 0.5% or LIBOR plus 2.5%. As we reallocated Pentech's assets in the course of integrating its operations into our own, we depleted the borrowing base which would support borrowings under the Credit Agreement and, accordingly, we do not expect to be able to draw down any funds under the Credit Agreement. Pentech designs, produces and markets licensed pens, markers, pencils, and other writing instruments, craft and activity kits, and related stationery products.



     We believe that our cash flows from operations, cash and cash equivalents on hand and marketable securities will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all.


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

INTEREST RATE RISK


     As of December 31, 2000, we do not have any outstanding balances on our credit facility, nor will we be able to draw on the facility prior to its termination or expiration, and we have only nominal interest-bearing obligations. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.


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


Los Angeles, California

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

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    YEARS ENDED DECEMBER 31,
                                           -------------------------------------------
                                              1998            1999            2000
Net sales................................  $85,252,563    $183,685,124    $252,287,943
Cost of sales............................   52,000,135     107,601,639     149,880,804
                                           -----------    ------------    ------------
Gross profit.............................   33,252,428      76,083,485     102,407,139
Selling, general and administrative
  expenses...............................   24,006,497      51,154,627      80,434,872
Acquisition shut-down and product recall
  costs..................................           --              --       1,468,798
                                           -----------    ------------    ------------
Income from operations...................    9,245,931      24,928,858      20,503,469
Profit from Joint Venture................           --      (3,604,487)    (15,905,860)
Interest, net............................      422,553      (1,588,043)     (3,833,359)
Other (income) expense, net..............      590,948        (182,305)        (91,670)
                                           -----------    ------------    ------------
Income before provision for income
  taxes..................................    8,232,430      30,303,693      40,334,358
Provision for income taxes...............    1,857,404       8,333,844      11,696,963
                                           -----------    ------------    ------------
Net income...............................  $ 6,375,026    $ 21,969,849    $ 28,637,395
                                           ===========    ============    ============
Basic earnings per share.................  $      0.75    $       1.55    $       1.50
                                           ===========    ============    ============
Diluted earnings per share...............  $      0.59    $       1.39    $       1.41
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

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1998            1999            2000
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.....................................  $  6,375,026    $ 21,969,849    $ 28,637,395
                                                   ------------    ------------    ------------
  Adjustments to reconcile net income to net cash
     provided (used) by operating activities
     Depreciation and amortization...............     2,986,137       4,571,374       9,272,917
     Earned compensation from stock option
       grants....................................        41,677          74,272         131,531
     Profit from joint venture...................            --      (3,604,487)     (6,100,020)
     Loss on disposal of property and
       equipment.................................       719,331          12,081              --
     Sale (purchase) of marketable securities....            --     (39,333,944)     25,716,032
     Changes in operating assets and liabilities
       Accounts receivable.......................    (3,191,197)    (26,098,178)     (9,028,796)
       Inventory.................................      (970,691)    (16,944,567)    (10,671,318)
       Advance royalty payments..................       (54,939)       (829,696)     (1,357,789)
       Prepaid expenses and other................       412,313        (586,337)     (4,037,788)
       Accounts payable..........................      (561,340)      6,257,539       4,656,864
       Accrued expenses..........................     1,904,465      11,484,794      (3,317,215)
       Income taxes payable......................       815,149       1,793,163       4,411,429
       Reserve for sales returns and
          allowances.............................     3,480,696       9,976,484      (8,764,770)
       Deferred income taxes.....................        57,809         869,129         442,983
                                                   ------------    ------------    ------------
          Total adjustments......................     5,639,410     (52,358,373)      1,354,060
                                                   ------------    ------------    ------------
          Net cash provided (used) by operating
            activities...........................    12,014,436     (30,388,524)     29,991,455
                                                   ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Property and equipment.........................    (3,875,852)    (10,397,828)    (13,787,805)
  Due from officers..............................        15,112              --              --
  Other assets...................................      (197,928)       (763,249)     (1,134,864)
  Trademarks.....................................       (12,252)             --              --
  Investment in joint venture....................    (1,044,708)        990,856              --
  Cash paid in excess of cost over toy business
     assets acquired (goodwill)..................            --     (36,446,401)    (30,535,848)
  Notes Receivable -- Officers...................            --              --      (2,450,000)
                                                   ------------    ------------    ------------
          Net cash used by investing
            activities...........................    (5,115,628)    (46,616,622)    (47,908,517)
                                                   ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock.............            --     117,792,115              --
  Repurchase of common shares....................            --              --     (12,911,483)
  Proceeds from sale of convertible preferred
     stock.......................................     4,731,152              --              --
  Conversion of convertible debentures...........            --         (17,500)             --
  Proceeds from debt.............................            --          13,680              --
  Proceeds from stock options and warrants
     exercised...................................       647,392       4,749,126       1,171,243
  Dividends paid.................................            --        (438,070)             --
  Repayments of debt.............................    (2,361,076)             --         (13,680)
  Acquired debt..................................            --              --       1,400,000
                                                   ------------    ------------    ------------
          Net cash provided (used) by financing
            activities...........................     3,017,468     122,099,351     (10,353,920)
                                                   ------------    ------------    ------------
Net increase (decrease) in cash and cash
  equivalents....................................     9,916,276      45,094,205     (28,270,982)
Cash and cash equivalents, beginning of year.....     2,535,925      12,452,201      57,546,406
                                                   ------------    ------------    ------------
Cash and cash equivalents, end of year...........  $ 12,452,201    $ 57,546,406    $ 29,275,424
                                                   ============    ============    ============
Cash paid during the period for:
  Interest.......................................  $    647,404    $    176,688    $    189,630
                                                   ============    ============    ============
  Income taxes...................................  $  1,042,255    $  4,742,351    $  8,600,895
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

INVENTORY


     Inventory, which includes the ex-factory cost of goods and in-bound freight, is valued at the lower of cost (first-in, first-out) or market and consists of the following:



                                                   DECEMBER 31,
                                             -------------------------
                                                1999          2000
Deposits...................................  $    27,768   $ 2,829,575
Raw materials..............................           --       846,436
Finished goods.............................   19,835,740    26,858,815
                                             -----------   -----------
                                             $19,863,508   $30,534,826
                                             ===========   ===========


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

BUSINESS SEGMENTS


     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires public business enterprises to report financial and descriptive information about reportable segments. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has a dominant segment and operates in one reportable segment: the development, production and marketing of toys and related products, which include our Pentech writing instrument and activity products. The Company has other segments which sell to the specialty market in the U.S. and to non-U.S. markets. These other segments do not meet the quantitative thresholds for reportable segments and have been combined for reporting purposes.


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
                                                 ===========    ==========      =====

NOTE 3--ACQUISITIONS AND JOINT VENTURE


     In June 1998, the Company formed a joint venture with a company that develops, publishes and distributes interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture has entered into a license agreement under which it acquired the exclusive worldwide right to publish video games on all hardware platforms. The joint venture agreement provides for the Company to receive preferred returns, subject to an annual minimum of $4,000,000, at varying rates of the joint venture's net sales depending on the cumulative unit sales and platform of each particular game. The joint venture's income will be allocated at 100% to the Company to the extent any preferred return is distributed, accrued or distributable for such fiscal year. Losses shall be allocated in accordance with membership interests for so long as the Company has a positive capital account and thereafter shall be allocated solely to the other partner. During 2000 the Company earned $15,905,860 in profit from the joint venture.

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
                                                  -----------
                                                  $ 3,269,450
                                                  ===========



     In October 1999, the Company acquired all of the stock of Flying Colors Toys, Inc. for $52,879,182. Consideration paid at closing was in cash. Professional fees totaling $310,667 were incurred as part of the acquisition costs. Contingent consideration includes an earn-out in an amount of up to $4,500,000 in each of the three 12-month periods following the closing, if gross profits of Flying Colors Toys branded products achieve certain prescribed levels in each of such periods. The maximum earn-out of $4,500,000 was earned by the sellers in the initial earn-out period ended September 30, 2000. Of the $4,500,000, the amount of $464,938 was deemed to be compensation and has been expensed in 2000. The remaining balance of $4,035,062 has been recorded as goodwill and is being amortized over the remaining life of the related goodwill.


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
                                                         ===========


     On July 28, 2000, the Company acquired all of the outstanding capital stock of Pentech International for an aggregate purchase price of approximately $20.6 million, which was paid in cash on the closing of the transaction. In addition, the Company paid on the closing $10.0 million to pay down certain indebtedness of Pentech, assumed liabilities of approximately $25.5 million and incurred estimated legal and other acquisition costs of approximately $1.2 million. In December 1999, Pentech renewed a three-year $25,000,000 Revolving Credit Agreement with Bank

                      JAKKS PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2000


America Business Credit, Inc. now known as Bank of America, N.A. (the "Credit Agreement"). Borrowings under the Credit Agreement are subject to limitations based upon eligible inventory and accounts receivable as defined in the Credit Agreement. Amounts borrowed under the Credit Agreement accrue interest, at Pentech's option, at either prime plus 0.5% or LIBOR plus 2.5%. Pentech designs, produces and markets licensed pens, markers, pencils, and other writing instruments, craft and activity kits, and related stationery products.



     The following unaudited pro forma information represents the Company's consolidated results of operations as if the acquisitions of Berk, Flying Colors and Pentech had occurred on January 1, 1999 and after giving effect to certain adjustments including the elimination of other income and expense items not attributable to on-going operations, interest and depreciation expense, and related tax effects. Such pro forma information does not purport to be indicative of operating results that would have been reported had the acquisitions of Berk, Flying Colors and Pentech occurred on January 1, 1999 or future operating results.



                                              YEAR ENDED DECEMBER 31,
                                            ---------------------------
                                                1999           2000
Net Sales................................   $278,745,264   $291,578,787
                                            ============   ============
Net income...............................   $ 22,196,794   $ 24,390,573
                                            ============   ============
Basic earnings per share.................   $       1.60   $       1.28
                                            ============   ============
Weighted average shares outstanding......     13,879,304     19,059,544
                                            ============   ============
Diluted earnings per share...............   $       1.40   $       1.20
                                            ============   ============
Weighted average shares and equivalents
  outstanding............................     15,839,679     20,281,475
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


     On April 1, 1998, the Company sold 1,000 shares of its Series A 7% cumulative convertible preferred stock to two investors for $4,731,152, net of issuance costs. In 1999, the holders of these shares converted such shares into 837,987 shares of common stock. Preferred stockholders received cumulative cash dividends of $437,500 in 1999.


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

NOTE 13 -- PROFIT SHARING PLAN

     Effective January 1, 1997, the Company adopted a 401(k) profit sharing plan and trust (Plan). The Plan is for the exclusive benefit of eligible employees and beneficiaries. Under the Plan, employees may elect to defer a portion of their compensation and have those amounts contributed to the Plan on their behalf. Contributions made to the Plan will be held and invested by the Plan's trustee. The Company acts as the Plan's administrator. The Plan year begins on January 1st and ends on December 31st. Employees may be eligible to participate in the Plan after they have completed three months of service. The Company makes matching contributions equal to 50% of the amount of salary deferral up to a maximum of 10% of compensation. The Company may also make discretionary contributions to the Plan each year. Participants may defer up to 15% of their compensation each year. However, deferrals in any taxable year may not exceed a dollar limit which is set by law. The limit for 2000 was $10,500. Participants are immediately 100% vested in their salary reduction amounts contributed to the Plan. Vesting of the Company contributions made to the Plan is based on years of service, as follows:

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

NOTE 14--MAJOR CUSTOMERS AND INTERNATIONAL SALES

     Net sales to major customers were as follows:

          1998                       1999                        2000
------------------------   -------------------------   -------------------------
  AMOUNT      PERCENTAGE      AMOUNT      PERCENTAGE      AMOUNT      PERCENTAGE
$23,604,000      27.7%     $ 45,270,000      24.6%     $ 43,505,000      17.2%
 11,103,000      13.0        27,684,000      15.1        36,321,000      14.4
 10,944,000      12.8        22,739,000      12.4        30,481,000      12.1
  9,951,000      11.7        17,938,000       9.8        27,338,000      10.8
  3,717,000       4.4        15,229,000       8.3        21,875,000       8.7
-----------      ----      ------------      ----      ------------      ----
$59,319,000      69.6%     $128,860,000      70.2%     $159,520,000      63.2%
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

NOTE 16--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected unaudited quarterly financial data for the years 1999 and 2000 are summarized below:


                                                                    1999                                    2000
                                                    -------------------------------------   -------------------------------------
                                                     FIRST    SECOND     THIRD    FOURTH     FIRST    SECOND     THIRD    FOURTH
                                                    QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales........................................   $24,960   $35,981   $60,236   $62,508   $50,782   $50,578   $91,838   $59,090
Gross profit.....................................   $10,764   $14,649   $24,759   $25,912   $20,104   $21,748   $37,672   $22,883
Income (loss) from operations....................   $ 2,743   $ 4,225   $ 9,893   $ 8,068   $ 3,552   $ 6,095   $11,201   $  (345)
Income before income taxes.......................   $ 2,743   $ 4,587   $10,426   $12,548   $ 9,715   $ 8,877   $13,615   $ 8,127
Net income.......................................     2,005   $ 3,355   $ 7,642   $ 8,968   $ 6,603   $ 6,237   $ 9,769   $ 6,028
Basic earnings per share.........................   $  0.18   $  0.35   $  0.48   $  0.53   $  0.34   $  0.32   $  0.50   $  0.33
Weighted average shares outstanding..............     9,171    13,243    16,037    16,952    19,290    19,379    19,389    18,178
Diluted earnings per share.......................   $  0.17   $  0.21   $  0.44   $  0.49   $  0.32   $  0.31   $  0.48   $  0.32
Weighted average shares and equivalents
 outstanding.....................................    12,624    15,732    17,541    18,378    20,374    20,371    20,330    18,621

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

NOTE 18--LITIGATION

     On or about March 26, 2001, Rose Art Industries, Inc. and Licensing International, Ltd. commenced an action against the Company in the United States District Court for the District of New Jersey in which they allege the Company's willful infringement of a patent owned by Licensing International and licensed to Rose Art through the Company's production and sale of Zyrofoam modeling compound. The plaintiffs seek injunctive relief, monetary damages in a unspecified amount, together with interest thereon, and reasonable attorneys' fees. The Company has not yet answered the plaintiff's first amended complaint but believes that their claims are without merit and intends vigorously to defend against their action. At this early state in these proceedings, the Company is unable to predict the likely outcome of the action or its impact on its business, financial condition or results of operations. The Company is a party to, and certain property is the subject of, various pending claims and legal proceedings that routinely arise in the ordinary course of business, but the Company does not believe that any of these claims or proceedings will have a material effect on its business, financial condition or results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     Our directors and executive officers are as follows:


               NAME                  AGE                    POSITIONS WITH THE COMPANY
               ----                  ---                    --------------------------
Jack Friedman                        62     Chairman and Chief Executive Officer
Stephen G. Berman                    36     Chief Operating Officer, President, Secretary and Director
Joel M. Bennett                      39     Executive Vice President and Chief Financial Officer
Michael L. Bianco, Jr.               44     Executive Vice President
David C. Blatte                      37     Director
Robert E. Glick                      55     Director
Michael G. Miller                    53     Director
Murray L. Skala                      55     Director


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


     Michael L. Bianco, Jr. has been an Executive Vice President since July 2001. Until then, he had served as a Senior Vice President of our Flying Colors division since joining us in October

1999, when we acquired Flying Colors Toys, where he had been President and a principal shareholder since July 1996. From 1994 to 1996, Mr. Bianco served as Executive Vice President of Rose Art Industries, Inc., a manufacturer of craft and activity products, and from 1976 to 1993, he served in various capacities, including Vice President of Merchandising, at toy retailer Kay Bee Toys.


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


     Murray L. Skala has been one of our directors since October 1995. Since 1976, Mr. Skala has been a partner of the law firm Feder, Kaszovitz, Isaacson, Weber, Skala, Bass & Rhine LLP, our general counsel. Mr. Skala is a director of Traffix, Inc., a publicly-held company in the business of telecommunications services and entertainment.


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


     As of October 4, 2001, options to purchase 807,834 shares of our common stock under the Option Plan have been exercised, and options to purchase 2,401,135 shares of our common stock under the Option Plan remain outstanding. All the shares issuable upon exercise of outstanding options granted under the Option Plan are currently registered under the Securities Act.


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

- Compensation of Directors


     Directors currently receive an annual cash stipend in the amount of $10,000 for serving on the Board, and are reimbursed for reasonable expenses incurred in attending meetings. In addition, our Option Plan provides for each newly elected non-employee director to receive at the commencement of his term an option to purchase 37,500 shares of our common stock at their then current fair market value, and for grants to our non-employee directors on January 1 and July 1 of each year of an option to purchase 7,500 shares of our common stock at their then current fair market value. Options granted to a non-employee director expire upon the termination of the director's services for cause, but may be exercised at any time during a one-year period after such person ceases to serve as a director for any other reason.


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth certain information as of October 4, 2001 with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each Named Officer, and (4) all our directors and executive officers as a group.



                                                               AMOUNT AND
                                                               NATURE OF          PERCENT OF
                          NAME OF                              BENEFICIAL         OUTSTANDING
                      BENEFICIAL OWNER                         OWNERSHIP            SHARES
                      ----------------                        ------------        -----------
Scudder Kemper Investments, Inc. (1)........................   1,288,650(2)           7.0
Jack Friedman...............................................     774,002(3)(4)        4.4
Stephen G. Berman...........................................     278,478(3)(5)        1.5
Joel M. Bennett.............................................      27,250(3)          *
Michael L. Bianco, Jr.......................................     100,866(3)(6)       *
David C. Blatte.............................................      37,500(3)(7)       *
Robert E. Glick.............................................      49,019(3)(8)       *
Michael G. Miller...........................................      39,644(3)(9)       *
Murray L. Skala.............................................      91,018(3)(10)      *
All directors and executive officers as a group (7
  persons)..................................................   1,236,164(11)          6.4


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


 (4) Includes 23,247 shares held in trusts for the benefit of children of Mr. Friedman. Also includes 426,833 shares which Mr. Friedman may purchase upon the exercise of certain stock options.


 (5) Represents shares which Mr. Berman may purchase upon the exercise of certain stock options.


 (6) Includes 1,466 shares which Mr. Bianco may purchase upon the exercise of certain stock options.


 (7) Represents shares which Mr. Blatte may purchase upon the exercise of certain stock options.

 (8) Represents shares which Mr. Glick may purchase upon the exercise of certain stock options.

 (9) Represents shares which Mr. Miller may purchase upon the exercise of certain stock options.


(10) Includes 67,771 shares which Mr. Skala may purchase upon the exercise of certain stock options and 23,247 shares held by Mr. Skala as trustee under trusts for the benefit of children of Mr. Friedman.



(11) Includes 23,247 shares held in trusts for the benefit of children of Mr. Friedman and an aggregate of 861,745 shares which the directors and executive officers may purchase upon the exercise of certain stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     One of our directors, Murray L. Skala, is a partner in the law firm of Feder, Kaszovitz, Isaacson, Weber, Skala, Bass & Rhine LLP, which has performed, and is expected to continue to perform, legal services for us. In 2000, we incurred approximately $975,000 for legal fees and reimbursable expenses payable to that firm.



     In April 2000, we loaned $1,500,000 to each of Jack Friedman and Stephen G. Berman. The entire principal amount of each loan is due on April 28, 2003 and, until repaid, interest thereon is payable semi-annually at the rate of 6.5% per annum. Mr. Berman's indebtedness to us under his loan is secured by a deed of trust on certain real property. As of October 4, 2001, the outstanding principal balances of Mr. Friedman's and Mr. Berman's loans were $975,000 and $999,000, respectively. In May 2000, we loaned $250,000 to Joel M. Bennett. The entire principal amount of his loan, together with interest accrued thereon at the rate of 7.0% per annum, is due on May 12, 2002, except that, if he continues to be employed by us through such date, we will forgive all of his indebtedness to us under his loan. As of October 4, 2001, accrued interest to date on Mr. Bennett's loan was $24,548. All three loans were made to assist our executive officers in meeting certain personal financial obligations.


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

     - Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000

     -  Notes to Consolidated Financial Statements

(2) Financial Statement Schedules (included in Item 8)

     -  Schedule II -- Valuation and Qualifying Accounts

(3) Exhibits

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     3.1       Restated Certificate of Incorporation of the Company (1)
     3.1.1     Certificate of Designation of 4% Redeemable Convertible
               Preferred Stock of the Company (6)

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     3.1.2     Certificate of Designation and Preferences of Series A
               Cumulative Convertible Preferred Stock of the Company (7)
     3.1.3     Certificate of Elimination of All Shares of 4% Redeemable
               Convertible Preferred Stock of the Company (7)
     3.1.4     Certificate of Amendment of Restated Certificate of
               Incorporation of the Company (11)
     3.2       By-Laws of the Company (1)
     3.2.1     Amendment to By-Laws of the Company (2)
    10.1       Third Amended and Restated 1995 Stock Option Plan (9)(*)
    10.1A      1999 Amendment to Third Amended and Restated 1995 Stock
               Option Plan (15)(*)
    10.1B      2000 Amendment to Third Amended and Restated 1995 Stock
               Option Plan (18)(*)
    10.2       Employment Agreement between the Company and Jack Friedman dated January 1, 1998 (8)(*)
    10.2.1     Amendment, dated January 1, 1999, to Employment Agreement
               between the Company and Jack Friedman (12)(*)
    10.3       Employment Agreement between the Company and Stephen G.
               Berman dated January 1, 1998 (8)(*)
    10.3.1     Amendment, dated January 1, 1999, to Employment Agreement
               between the Company and Stephen G. Berman (12)(*)
    10.4       Employment Agreement between the Company and Jack Friedman dated as of July 1, 1999 (16)(*)
    10.4.1     Amendment, dated as of February 7, 2000, to Employment
               Agreement between the Company and Jack Friedman (17)
    10.5       Employment Agreement between the Company and Stephen G.
               Berman dated as of July 1, 1999 (16)(*)
    10.5.1     Amendment, dated as of February 7, 2000, to Employment
               Agreement between the Company and Stephen G. Berman (17)
    10.7.1     Office Lease dated June 18, 1997 between the Company and
               Malibu Vista Partners (8)(P)
    10.7.2     Supplemental Lease dated August 10, 1998 between Malibu
               Vista Partners and the Company (10)
    10.7.3     Third Amendment dated January 25, 1999 to Lease between the
               Company and Malibu Vista Partners (12)
    10.8       Office Lease dated March 27, 1998 between the Company and
               Hundal of Union L.P. (8)(P)
    10.9       Lease of the Company's showroom at the Toy Center South, 200
               Fifth Avenue, New York, New York (1)
    10.10      Lease of the Company's showroom at the Toy Center North,
               1107 Broadway, New York, New York (3)
    10.11      Tenancy Agreement dated March 14, 1998 between the Company and Astoria Investment Company, Ltd. (8)(P)
    10.11A     Office Lease dated September 24, 1998 between Astoria
               Investment Company Limited and Road Champs Ltd. (10)
    10.11B     Lease Agreement dated June 2, 1999 between Astoria
               Investment Company Limited and Road Champs Limited (13)

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.12      License Agreement with Titan Sports, Inc. dated October 24,
               1995 (1)
    10.12.1    Amendment to License Agreement with Titan Sports, Inc. dated
               April 22, 1996 (4)
    10.12.2    Amendment to License Agreement with Titan Sports, Inc. dated
               January 21, 1997 (4)
    10.12.3    Amendment to License Agreement with Titan Sports, Inc. dated
               December 3, 1997 (8)
    10.12.4    Amendment to License Agreement with Titan Sports, Inc. dated
               January 29, 1998 (8)
    10.12.5    Amendment to License Agreement with Titan Sports, Inc. dated
               June 24, 1998 (12)
    10.12.6    Amendment to License Agreement with Titan Sports, Inc. dated
               February 11, 1999 (12)
    10.13      International License Agreement with Titan Sports, Inc.
               dated February 10, 1997 (4)
    10.13.1    Amendment to International License Agreement with Titan
               Sports, Inc. dated December 3, 1997 (8)
    10.13.2    Amendment to International License Agreement with Titan
               Sports, Inc. dated January 29, 1998 (8)
    10.17      Employment Agreement dated as of October 1, 1999 between the
               Company and Michael Bianco (15)(*)
    10.18      Employment Agreement dated as of October 1, 1999 between the
               Company and Joshua H. Pokempner (15)(*)
    10.18A     Letter Agreement dated June 26, 2000 between the Company and
               Joshua H. Pokempner (35)
    10.19      Warrant to purchase 150,000 shares of Common Stock dated
               January 8, 1997 issued to Joseph Charles & Associates, Inc.
               (8)
    10.20      Office Lease dated November 18, 1999 between the Company and
               Winco Maliview Partners (17)
    10.21      Option Agreement dated August 28, 1997 between the Company and Silverman Heller Associates (8)
    10.22      Consulting Agreement dated July 30, 1997 between the Company and Silverman Heller Associates (8)
    10.23      Option Agreement dated August 28, 1997 between the Company and Joseph Charles & Associates, Inc. (5)
    10.24      Engagement Letter dated August 28, 1997 between the Company and Joseph Charles & Associates, Inc. (5)
    10.25      Consulting Agreement between the Company and Sheldon Weiner
               Sales Organization, Inc. dated June 18, 1996 (5)
    10.26.1    Stock Option Agreement between the Company and Sheldon
               Weiner Sales Organization, Inc. dated June 18, 1996 (5)
    10.26.2    Restated Stock Option Agreement between the Company and
               Sheldon Weiner Sales Organization, Inc. dated June 18, 1996
               (5)
    10.27      Restated Option Agreement between the Company and Murray
               Bass dated September 1, 1995 (5)
    10.28      Restated Option Agreement between the Company and Joel
               Bennett dated September 1, 1995 (5)
    10.29      Restated Option Agreement between the Company and Gina
               Hancock dated September 1, 1995 (5)

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.30      Restated Option Agreement between the Company and Wills Hon dated September 1, 1995 (5)
    10.31      Restated Option Agreement between the Company and Bruce Katz dated September 1, 1995 (5)
    10.36      Stock Purchase Agreement dated as of September 22, 1999
               among the Company, Flying Colors Toys, Inc. and its
               Shareholders (15)
    10.36.1    First Amendment dated as of September 30, 1999 to Stock
               Purchase Agreement (15)
    10.37      Escrow Agreement dated as of September 30, 1999 among Joshua
               H. Pokempner, as agent, the Company and Bank One Trust
               Company, NA, as escrow agent (15)
    10.38      Transition Services Agreement dated as of October 1, 1999
               between Colorbok LLC and Flying Colors Toys, Inc. (15)
    10.39      Lease dated as of October 1, 1999 between Shore Properties
               LLC and Flying Colors Toys, Inc. (15)
    10.40      Stock Purchase Warrant for 111,250 shares issued to Titan
               Sports, Inc. (13)
    10.41      Stock Purchase Warrant for 13,750 shares issued to Stanley
               Shenker Associates, Inc. (13)
    10.42      Agreement of Merger dated as of May 22, 2000 among the
               Company, JAKKS Acquisition II, Inc. and Pentech
               International Inc. (19)
    10.43      First Amendment dated as of July 13, 2000 to Agreement of
               Merger (20)
    10.44      Voting and Lock-Up Agreement dated May 22, 2000 among the
               Company and certain stockholders of Pentech International
               Inc. (21)
    10.45      Term Note dated April 13, 2000 in the principal amount of
               $1,500,000 made by Jack Friedman payable to the order of the
               Company (22)
    10.46      Installment Note dated April 26, 2000 in the principal
               amount of $1,500,000 made by Stephen Berman and Ana Berman payable to the order of the Company (23)
    10.47      Deed of Trust dated April 26, 2000 made by Stephen Berman
               and Ana Berman in favor of First American Title Insurance
               Company, as Trustee (24)
    10.48      Term Note dated May 12, 2000 in the principal amount of
               $250,000 made by Joel M. Bennett payable to the Company (25)
    10.49      Employment Agreement dated as of January 1, 2000 between the
               Company and Joel M. Bennett (26)(*)
    10.50      Loan and Security Agreement dated as of January 13, 1997
               among Pentech International Inc., certain subsidiaries
               thereof and Bank of America, N.A. (formerly BankAmerica
               Business Credit, Inc.) (27)
    10.51      Waiver and First Amendment dated as of January 11, 1999 to
               Loan and Security Agreement (28)
    10.52      Waiver, Consent and Second Amendment dated as of December
               20, 1999 to Loan and Security Agreement (29)
    10.53      Consent, Waiver and Third Amendment dated as of July 27,
               2000 to Loan and Security Agreement (30)
    10.54      Lease dated February 1993 between Edison Equities and
               Pentech International Inc. (31)
    10.55      Agreement of Lease dated August 28, 1995 between 1101 CR NB,
               L.L.C. (successor in interest to Pensud Company Limited
               Partnership) and Pentech International Inc. (32)

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.56      First Amendment to Lease dated April 19, 2000 between 1101
               CR NB, L.L.C. and Pentech International Inc. (33)
    10.57      Second Amendment effective May 1, 2000 to Stock Purchase
               Agreement dated as of September 22, 1999 among the Company,
               Flying Colors Toys, Inc. and the former shareholders thereof
               (34)
    10.58      Lease dated as of November 21, 2000 between Grand Avenue
               Venture, LLC and JP Ferrero Parkway, Inc. (36)
    21         Subsidiaries of the Company (37)
    23         Consent of Pannell Kerr Forster, Certified Public
               Accountants, A Professional Corporation, Los Angeles,
               California (38)


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


(35)Incorporated by reference to exhibit 10.18A of the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed April 2, 2001.

(36)Incorporated by reference to exhibit 10.58 of the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed April 2, 2001.



(37)Incorporated by reference to exhibit 21 of the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed April 2, 2001.



(38) Filed herewith.


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


Dated: October 5, 2001                    JAKKS PACIFIC, INC.


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


                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----
                  /s/ JACK FRIEDMAN                       Chairman of the Board         October 5, 2001
-----------------------------------------------------        of Directors and
                    Jack Friedman                        Chief Executive Officer
                                                           (Principal Executive
                                                                  Officer)

                 /s/ JOEL M. BENNETT                     Chief Financial Officer        October 5, 2001
-----------------------------------------------------  (Principal Financial Officer
                   Joel M. Bennett                                  and
                                                           Principal Accounting
                                                                  Officer)

                /s/ STEPHEN G. BERMAN                            Director               October 5, 2001
-----------------------------------------------------
                  Stephen G. Berman

                 /s/ DAVID C. BLATTE                             Director               October 5, 2001
-----------------------------------------------------
                   David C. Blatte

                  /s/ ROBERT GLICK                               Director               October 5, 2001
-----------------------------------------------------
                    Robert Glick

                /s/ MICHAEL G. MILLER                            Director               October 5, 2001
-----------------------------------------------------
                  Michael G. Miller

                 /s/ MURRAY L. SKALA                             Director               October 5, 2001
-----------------------------------------------------
                   Murray L. Skala

                                 EXHIBIT INDEX


    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     3.1       Restated Certificate of Incorporation of the Company (1)
     3.1.1     Certificate of Designation of 4% Redeemable Convertible
               Preferred Stock of the Company (6)
     3.1.2     Certificate of Designation and Preferences of Series A
               Cumulative Convertible Preferred Stock of the Company (7)
     3.1.3     Certificate of Elimination of All Shares of 4% Redeemable
               Convertible Preferred Stock of the Company (7)
     3.1.4     Certificate of Amendment of Restated Certificate of
               Incorporation of the Company (11)
     3.2       By-Laws of the Company (1)
     3.2.1     Amendment to By-Laws of the Company (2)
    10.1       Third Amended and Restated 1995 Stock Option Plan (9)(*)
    10.1A      1999 Amendment to Third Amended and Restated 1995 Stock
               Option Plan (15)(*)
    10.1B      2000 Amendment to Third Amended and Restated 1995 Stock
               Option Plan (18)(*)
    10.2       Employment Agreement between the Company and Jack Friedman dated January 1, 1998 (8)(*)
    10.2.1     Amendment, dated January 1, 1999, to Employment Agreement
               between the Company and Jack Friedman (12)(*)
    10.3       Employment Agreement between the Company and Stephen G.
               Berman dated January 1, 1998 (8)(*)
    10.3.1     Amendment, dated January 1, 1999, to Employment Agreement
               between the Company and Stephen G. Berman (12)(*)
    10.4       Employment Agreement between the Company and Jack Friedman dated as of July 1, 1999 (16)(*)
    10.4.1     Amendment, dated as of February 7, 2000, to Employment
               Agreement between the Company and Jack Friedman (17)
    10.5       Employment Agreement between the Company and Stephen G.
               Berman dated as of July 1, 1999 (16)(*)
    10.5.1     Amendment, dated as of February 7, 2000, to Employment
               Agreement between the Company and Stephen G. Berman (17)
    10.7.1     Office Lease dated June 18, 1997 between the Company and
               Malibu Vista Partners (8)(P)
    10.7.2     Supplemental Lease dated August 10, 1998 between Malibu
               Vista Partners and the Company (10)
    10.7.3     Third Amendment dated January 25, 1999 to Lease between the
               Company and Malibu Vista Partners (12)
    10.8       Office Lease dated March 27, 1998 between the Company and
               Hundal of Union L.P. (8)(P)
    10.9       Lease of the Company's showroom at the Toy Center South, 200
               Fifth Avenue, New York, New York (1)
    10.10      Lease of the Company's showroom at the Toy Center North,
               1107 Broadway, New York, New York (3)

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.11      Tenancy Agreement dated March 14, 1998 between the Company and Astoria Investment Company, Ltd. (8)(P)
    10.11A     Office Lease dated September 24, 1998 between Astoria
               Investment Company Limited and Road Champs Ltd. (10)
    10.11B     Lease Agreement dated June 2, 1999 between Astoria
               Investment Company Limited and Road Champs Limited (13)
    10.12      License Agreement with Titan Sports, Inc. dated October 24,
               1995 (1)
    10.12.1    Amendment to License Agreement with Titan Sports, Inc. dated
               April 22, 1996 (4)
    10.12.2    Amendment to License Agreement with Titan Sports, Inc. dated
               January 21, 1997 (4)
    10.12.3    Amendment to License Agreement with Titan Sports, Inc. dated
               December 3, 1997 (8)
    10.12.4    Amendment to License Agreement with Titan Sports, Inc. dated
               January 29, 1998 (8)
    10.12.5    Amendment to License Agreement with Titan Sports, Inc. dated
               June 24, 1998 (12)
    10.12.6    Amendment to License Agreement with Titan Sports, Inc. dated
               February 11, 1999 (12)
    10.13      International License Agreement with Titan Sports, Inc.
               dated February 10, 1997 (4)
    10.13.1    Amendment to International License Agreement with Titan
               Sports, Inc. dated December 3, 1997 (8)
    10.13.2    Amendment to International License Agreement with Titan
               Sports, Inc. dated January 29, 1998 (8)
    10.17      Employment Agreement dated as of October 1, 1999 between the
               Company and Michael Bianco (15)(*)
    10.18      Employment Agreement dated as of October 1, 1999 between the
               Company and Joshua H. Pokempner (15)(*)
    10.18A     Letter Agreement dated June 26, 2000 between the Company and
               Joshua H. Pokempner (35)
    10.19      Warrant to purchase 150,000 shares of Common Stock dated
               January 8, 1997 issued to Joseph Charles & Associates, Inc.
               (8)
    10.20      Office Lease dated November 18, 1999 between the Company and
               Winco Maliview Partners (17)
    10.21      Option Agreement dated August 28, 1997 between the Company and Silverman Heller Associates (8)
    10.22      Consulting Agreement dated July 30, 1997 between the Company and Silverman Heller Associates (8)
    10.23      Option Agreement dated August 28, 1997 between the Company and Joseph Charles & Associates, Inc. (5)
    10.24      Engagement Letter dated August 28, 1997 between the Company and Joseph Charles & Associates, Inc. (5)
    10.25      Consulting Agreement between the Company and Sheldon Weiner
               Sales Organization, Inc. dated June 18, 1996 (5)
    10.26.1    Stock Option Agreement between the Company and Sheldon
               Weiner Sales Organization, Inc. dated June 18, 1996 (5)
    10.26.2    Restated Stock Option Agreement between the Company and
               Sheldon Weiner Sales Organization, Inc. dated June 18, 1996
               (5)

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.27      Restated Option Agreement between the Company and Murray
               Bass dated September 1, 1995 (5)
    10.28      Restated Option Agreement between the Company and Joel
               Bennett dated September 1, 1995 (5)
    10.29      Restated Option Agreement between the Company and Gina
               Hancock dated September 1, 1995 (5)
    10.30      Restated Option Agreement between the Company and Wills Hon dated September 1, 1995 (5)
    10.31      Restated Option Agreement between the Company and Bruce Katz dated September 1, 1995 (5)
    10.36      Stock Purchase Agreement dated as of September 22, 1999
               among the Company, Flying Colors Toys, Inc. and its
               Shareholders (15)
    10.36.1    First Amendment dated as of September 30, 1999 to Stock
               Purchase Agreement (15)
    10.37      Escrow Agreement dated as of September 30, 1999 among Joshua
               H. Pokempner, as agent, the Company and Bank One Trust
               Company, NA, as escrow agent (15)
    10.38      Transition Services Agreement dated as of October 1, 1999
               between Colorbok LLC and Flying Colors Toys, Inc. (15)
    10.39      Lease dated as of October 1, 1999 between Shore Properties
               LLC and Flying Colors Toys, Inc. (15)
    10.40      Stock Purchase Warrant for 111,250 shares issued to Titan
               Sports, Inc. (13)
    10.41      Stock Purchase Warrant for 13,750 shares issued to Stanley
               Shenker Associates, Inc. (13)
    10.42      Agreement of Merger dated as of May 22, 2000 among the
               Company, JAKKS Acquisition II, Inc. and Pentech
               International Inc. (19)
    10.43      First Amendment dated as of July 13, 2000 to Agreement of
               Merger (20)
    10.44      Voting and Lock-Up Agreement dated May 22, 2000 among the
               Company and certain stockholders of Pentech International
               Inc. (21)
    10.45      Term Note dated April 13, 2000 in the principal amount of
               $1,500,000 made by Jack Friedman payable to the order of the
               Company (22)
    10.46      Installment Note dated April 26, 2000 in the principal
               amount of $1,500,000 made by Stephen Berman and Ana Berman payable to the order of the Company (23)
    10.47      Deed of Trust dated April 26, 2000 made by Stephen Berman
               and Ana Berman in favor of First American Title Insurance
               Company, as Trustee (24)
    10.48      Term Note dated May 12, 2000 in the principal amount of
               $250,000 made by Joel M. Bennett payable to the Company (25)
    10.49      Employment Agreement dated as of January 1, 2000 between the
               Company and Joel M. Bennett (26)(*)
    10.50      Loan and Security Agreement dated as of January 13, 1997
               among Pentech International Inc., certain subsidiaries
               thereof and Bank of America, N.A. (formerly BankAmerica
               Business Credit, Inc.) (27)
    10.51      Waiver and First Amendment dated as of January 11, 1999 to
               Loan and Security Agreement (28)
    10.52      Waiver, Consent and Second Amendment dated as of December
               20, 1999 to Loan and Security Agreement (29)

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.53      Consent, Waiver and Third Amendment dated as of July 27,
               2000 to Loan and Security Agreement (30)
    10.54      Lease dated February 1993 between Edison Equities and
               Pentech International Inc. (31)
    10.55      Agreement of Lease dated August 28, 1995 between 1101 CR NB,
               L.L.C. (successor in interest to Pensud Company Limited
               Partnership) and Pentech International Inc. (32)
    10.56      First Amendment to Lease dated April 19, 2000 between 1101
               CR NB, L.L.C. and Pentech International Inc. (33)
    10.57      Second Amendment effective May 1, 2000 to Stock Purchase
               Agreement dated as of September 22, 1999 among the Company,
               Flying Colors Toys, Inc. and the former shareholders there
               (34)
    10.58      Lease dated as of November 21, 2000 between Grand Avenue
               Venture, LLC and JP Ferrero Parkway, Inc. (36)
    21         Subsidiaries of the Company (37)
    23         Consent of Pannell Kerr Forster, Certified Public
               Accountants, A Professional Corporation, Los Angeles,
               California (38)


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


(35)Incorporated by reference to exhibit 10.18A of the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed April 2, 2001.



(36)Incorporated by reference to exhibit 10.58 of the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed April 2, 2001.



(37)Incorporated by reference to exhibit 21 of the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed April 2, 2001.



(38) Filed herewith.


(P)  Filed in paper format pursuant to a hardship exemption under Regulation
     232.202 of Regulation S-T.

 (*)  Management contract or compensatory plan, contract or arrangement.