Form 10-Q
period 2001-09-30
JAKKS PACIFIC INC
filed 2001-11-14
CIK 1009829

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _____________

Commission file number: 0-28104

JAKKS Pacific, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-4527222

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22619 Pacific Coast Highway Malibu, California	90265

(Address of principal executive offices)	(Zip Code)

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

      Yes      [X]        No      [   ]

      The number of shares outstanding of the issuer’s common stock is 18,472,176 (as of November 13, 2001).

JAKKS PACIFIC, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2001

ITEMS IN FORM 10-Q

		PAGE

Facing page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed consolidated balance sheets - December 31, 2000 and September 30, 2001 (unaudited)	3

	Condensed consolidated statements of operations for the three and nine months ended September 30, 2000 and 2001 (unaudited)	4

	Condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 2001 (unaudited)	5

	Notes to condensed consolidated financial statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings.	None

Item 2.	Changes in Securities and Use of Proceeds.	None

Item 3.	Defaults Upon Senior Securities.	None

Item 4.	Submission of Matters to a Vote of Security Holders.	14

Item 5.	Other Information.	None

Item 6.	Exhibits and Reports on Form 8-K.	14

Signatures		15

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31, 2000	September 30, 2001

	(*)	(unaudited)

ASSETS

Current assets
Cash and cash equivalents	$29,275,424	$25,759,721

Marketable securities	13,617,912	47,224,713

Accounts receivable, net	47,053,699	84,178,944

Inventory, net	30,534,826	30,030,752

Advanced royalty payments	2,495,027	1,515,050

Prepaid expenses and other current assets	5,655,480	3,998,421

Total current assets	128,632,368	192,707,601

Office furniture and equipment	3,779,585	4,561,638

Molds and tooling	23,929,329	26,317,332

Leasehold improvements	1,927,805	1,970,213

Total	29,636,719	32,849,183

Less accumulated depreciation and amortization	10,653,467	16,821,159

Property and equipment, net	18,983,252	16,028,024

Notes receivable-officers	2,450,000	2,224,000

Investment in joint venture	9,758,359	927,434

Goodwill, net	74,590,189	76,993,649

Trademarks, net	12,104,546	11,699,747

Intangibles and deposits, net	2,203,679	2,131,162

Total assets	$248,722,393	$302,711,617

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable and accrued expenses	$33,712,040	$55,102,137

Income taxes payable	7,623,355	13,950,715

Current portion of long term debt	400,000	400,000

Total current liabilities	41,735,395	69,452,852

Long term debt, net of current portion	1,000,000	700,000

Deferred income taxes	1,456,817	756,817

Total liabilities	44,192,212	70,909,669

Stockholders’ equity

Common stock, $.001 par value; 25,000,000 shares authorized; 19,485,582 and 19,830,540 shares issued, respectively	19,485	19,831

Additional paid-in capital	156,475,343	159,903,532

Treasury stock, at cost, 1,493,600 and 1,493,600 shares, respectively	(12,911,483)	(12,911,483)

Retained earnings	60,946,836	84,790,068

Total stockholders’ equity	204,530,181	231,801,948

Total liabilities and stockholders’ equity	$248,722,393	$302,711,617

See accompanying notes to condensed consolidated financial statements.

(*)  Derived from audited financial statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2000 and 2001 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	2001	2000	2001

Net sales	$91,838,086	$92,767,943	$193,197,882	$222,871,202

Cost of sales	54,165,752	53,711,569	113,674,062	126,737,725

Gross profit	37,672,334	39,056,374	79,523,820	96,133,477

Selling, general and administrative expenses	26,470,917	24,155,145	57,602,848	63,936,204

Acquisition shut-down and other costs	—	338,766	1,072,375	1,488,786

Income from operations	11,201,417	14,562,463	20,848,597	30,708,487

Profit from joint venture	(1,382,539)	(86,475)	(8,167,676)	(967,230)

Other (income) expense, net	(91,670)	—	(91,670)	—

Interest, net	(939,073)	(600,685)	(3,099,361)	(1,532,127)

Income before provision for income taxes	13,614,699	15,249,623	32,207,304	33,207,844

Provision for income taxes	3,846,152	4,300,392	9,598,563	9,364,612

Net income	$9,768,547	$10,949,231	$22,608,741	$23,843,232

Earnings per share — basic	$0.50	$0.60	$1.17	$1.32

Earnings per share — diluted	$0.48	$0.56	$1.11	$1.24

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2000 and 2001 (Unaudited)

	Nine Months Ended September 30,

	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$22,608,741	$23,843,232

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	5,830,026	8,994,025

Earned compensation from stock option grants	—	1,475,707

Change in operating assets and liabilities

Accounts receivable	(40,738,534)	(37,125,245)

Preferred return from joint venture	1,396,834	8,830,925

Inventory	(12,936,242)	504,074

Advanced royalty payments	(793,821)	979,977

Prepaid expenses and other current assets	(1,746,213)	1,657,059

Accounts payable and accrued expenses	19,367,170	21,390,097

Income taxes payable	4,632,781	6,327,360

Deferred income taxes	(543,451)	(700,000)

Marketable securities	32,329,655	(33,606,801)

Total adjustments	6,798,205	(21,272,822)

Net cash provided by operating activities	29,406,946	2,570,410

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Property and equipment	(10,962,538)	(3,212,464)

Other assets	(35,693)	(252,477)

Notes receivable-officers	(2,606,706)	226,000

Cash paid in excess of fair value of business assets acquired (goodwill)	(24,327,997)	(4,500,000)

Net cash used by investing activities	(37,932,934)	(7,738,941)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock options and warrants exercised	1,119,806	1,952,828

Repayment of long term debt	(13,681)	(300,000)

Repurchase of common shares	(3,324,007)	—

Acquired debt	1,500,000	—

Net cash (used) provided by financing activities	(717,882)	1,652,828

Net increase (decrease) in cash and cash equivalents	(9,243,870)	(3,515,703)

Cash and cash equivalents, beginning of period	57,546,406	29,275,424

Cash and cash equivalents, end of period	$48,302,536	$25,759,721

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Income taxes	$5,660,289	$2,873,981

Interest	$172,881	$55,663

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2001

Note 1 — Basis of presentation

      The accompanying 2000 and 2001 unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K/A, which contains financial information for the years ended December 31, 1998, 1999 and 2000.

      The information provided in this report reflects all adjustments (consisting solely of normal recurring accruals) that are, in the opinion of management, necessary to present fairly the results of operations for this period. The results for this period are not necessarily indicative of the results to be expected for the full year.

      Certain reclassifications have been made to the 2000 condensed consolidated financial statements to conform to the current year presentation.

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

Note 2 — Business Segments

      JAKKS Pacific is a worldwide producer and marketer of children’s toys and related products, principally engaged in the design, development, production and marketing of traditional toys, including boys action figures, vehicles and playsets, craft and activity products, compounds, girls toys, and infant and preschool toys.

      In North America, which includes the United States and Canada, the North America Toy segment includes the design, development, production and marketing of children’s toys and related products. The Company has other segments, which sell most of the Company’s products to non-North America markets and collectible toys to the specialty market in the United States. These other segments do not meet the quantitative thresholds for reportable segments and have been combined for reporting purposes.

      Segment performance is measured at the operating income level. All sales are made to external customers, and general corporate expenses have been attributed to the North America Toy segment, which is a dominant segment. Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

      The accounting policies of the segments are the same as those described in Note 2 to the Company’s consolidated financial statements for the fiscal year ended December 31, 2000.

      Results for the three months and nine months are not necessarily representative of those that may be expected for the full year 2001 nor were those of the comparable 2000 periods representative of those actually experienced for the full year 2000. Similarly, such results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three months and nine months ended September 30, 2000 and 2001 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2000	2001	2000	2001

NET SALES
North America Toys	$87,640,065	$84,178,218	$179,868,660	$204,583,958
Other	4,198,021	8,589,725	13,329,222	18,287,244

	$91,838,086	$92,767,943	$193,197,882	$222,871,202

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2000	2001	2000	2001

OPERATING INCOME
North America Toys	$10,689,388	$13,214,071	$19,410,198	$28,188,764
Other	512,029	1,348,392	1,438,399	2,519,723

	$11,201,417	$14,562,463	$20,848,597	$30,708,487

	SEPTEMBER 30,

	2000	2001

ASSETS
North America Toys	$103,866,154	$104,838,451
Other	7,697,033	9,371,245

	$111,563,187	$114,209,696

Note 3 — Inventories

      Inventories, which include the ex-factory cost of goods and in-bound freight, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2000	September 30, 2001

Deposits and raw materials	$3,676,011	$3,879,926
Finished goods	26,858,815	26,150,826

	$30,534,826	$30,030,752

Note 4 — Earnings per share

      The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings per share for the periods presented:

	THREE MONTHS ENDED SEPTEMBER 30,

	2000			2001

		WEIGHTED			WEIGHTED
		AVERAGE			AVERAGE
	INCOME	SHARES	PER-SHARE	INCOME	SHARES	PER-SHARE

Earnings per share — basic
Income available to common stockholders	$9,768,547	19,389,112	$0.50	$10,949,231	18,272,932	$0.60

Effect of dilutive securities
Options and warrants	—	941,085		—	1,313,536

Earnings per share — diluted
Income available to common stockholders plus assumed exercises	$9,768,547	20,330,197	$0.48	$10,949,231	19,586,468	$0.56

	NINE MONTHS ENDED SEPTEMBER 30,

	2000			2001

		WEIGHTED			WEIGHTED
		AVERAGE			AVERAGE
	INCOME	SHARES	PER-SHARE	INCOME	SHARES	PER-SHARE

Earnings per share — basic
Income available to common stockholders	$22,608,741	19,352,851	$1.17	$23,843,232	18,110,329	$1.32

Effect of dilutive securities
Options and warrants	—	1,008,160		—	1,175,586

Earnings per share — diluted
Income available to common stockholders plus assumed exercises	$22,608,741	20,361,011	$1.11	$23,843,232	19,285,915	$1.24

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2001

Note 5 — Common stock and preferred stock

      The Company has 26,000,000 authorized shares of stock consisting of 25,000,000 shares of $.001 par value common stock and 1,000,000 shares of $.001 par value preferred stock.

      During 2000, the Company purchased 1,493,600 shares of its common stock for a total of $12,911,483 pursuant to a buy-back program approved by the Board of Directors.

Note 6 — Acquisitions

      In October 1999, the Company acquired all of the stock of Flying Colors Toys, Inc. (“Flying Colors”) for approximately $52.9 million. Consideration paid at closing was in cash. Contingent consideration includes an earn-out in an amount of up to $4.5 million in each of the three 12-month periods following the closing, if gross profits of Flying Colors branded products achieve certain prescribed levels in each such period. The maximum of $4.5 million for each of the earn-out periods ended September 30, 2000 and 2001 was earned. The paid earn-outs have been recorded as goodwill and is being amortized over the remaining life of the related goodwill, except that $464,938 of the 2000 earn-out was deemed to be compensation and was expensed in 2000. Flying Colors designs, produces and markets activity kits, compounds and lunch boxes.

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

Note 7 — Notes Receivable From Officers

      As of September 30, 2001, there were two notes receivable from officers totaling $1,974,000 issued at interest rates of 6.5% each, with interest payable on each April 28 and October 28 of each year, and principal payable at maturity on April 28, 2003. Additionally, there is a third note receivable from an officer for $250,000 issued at an interest rate of 7.0%, with interest and principal payable at maturity on May 12, 2002.

Note 8 — Litigation

      In March 2001, Rose Art Industries, Inc. and Licensing International, Ltd. commenced an action against the Company in the United States District Court for the District of New Jersey in which they allege the Company’s willful infringement of a patent owned by Licensing International and licensed to Rose Art through the Company’s production and sale of Zyrofoam modeling compound. The plaintiffs seek injunctive relief, monetary damages in an unspecified amount, together with interest thereon, and reasonable attorneys’ fees. The Company believes that their claims are without merit and intends vigorously to defend against their action. At this early state in these proceedings, the Company is unable to predict the likely outcome of the action or its impact on its business, financial condition or results of operations. The Company is a party to, and certain property is the subject of, various pending claims and legal proceedings that routinely arise in the ordinary course of business, but the Company does not believe that any of these claims or proceedings will have a material effect on its business, financial condition or results of operations.

Note 9 — Recent Accounting Pronouncements

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

      In June 1998, we formed a joint venture with THQ, a developer, publisher and distributor of interactive entertainment software, and the joint venture licensed the rights from World Wrestling Federation Entertainment to publish World Wrestling Federation electronic video game software on all platforms. The first games produced under this license were released in November 1999. We are entitled to receive a guaranteed preferred return based on the sales of the video games, and THQ is entitled to receive the balance of the profits generated by the joint venture. The minimum preferred return to be distributed to us by the joint venture during the remaining term of the license agreement ending December 31, 2009 is $2.6 million per year. We expect our aggregate return over this period to be significantly in excess of this amount, although we cannot predict with certainty that expected levels of return will be achieved and, in any case, we anticipate substantial fluctuations in the amount of the preferred return distributed to us from year to year.

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

      Selling, general and administrative expenses include costs directly associated with the selling process, such as sales commissions, advertising and travel expenses, as well as general corporate expenses, goodwill and trademark amortization and product development. We have recorded goodwill of approximately $82.7 million and trademarks of approximately $13.9 million in connection with acquisitions made to date. Goodwill is being amortized over a 30-year period, while trademark acquisition costs are being amortized over periods ranging from 5 to 30 years.

RESULTS OF OPERATIONS

      The following unaudited table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2000	2001	2000	2001

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	59.0	57.9	58.8	56.9

Gross profit	41.0	42.1	41.2	43.1

Selling, general and administrative expenses	28.8	26.0	29.9	28.6

Acquisition shut-down costs	—	0.4	0.5	0.7

Income from operations	12.2	15.7	10.8	13.8

Profit from joint venture	(1.5)	(0.1)	(4.2)	(0.4)

Other (income) expense	(0.1)	—	—	—

Interest, net	(1.0)	(0.6)	(1.6)	(0.7)

Income before provision for income taxes	14.8	16.4	16.6	14.9

Provision for income taxes	4.2	4.6	5.0	4.2

Net income	10.6%	11.8%	11.6%	10.7%

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

      Net Sales. Net sales increased $1.0 million to $92.8 million in 2001 from $91.8 million in 2000. The growth in net sales was due primarily to the continuing growth in sales of our Flying Colors products and an increase in sales of our World Wrestling Federation wrestling products, as well as the addition of Pentech products, which began contributing to operations in August 2000, and the introduction of our products based on the Battlebots television show offset by a decrease in sales of our Wheels products, consisting primarily of our Road Champs die-cast toy and collectible vehicles including BXS die-cast bicycles, MXS die-cast motorcycles and other extreme sports products.

      Gross Profit. Gross profit increased $1.4 million to $39.1 million, or 42.1% of net sales, in 2001 from $37.7 million, or 41.0% of net sales, in 2000. The overall increase in gross profit was attributable to the increase in net sales and the increase in the gross profit margin. The increase in gross profit margin of 1.1% of net sales is primarily attributable to the decrease in royalty expense as a percentage of net sales due to changes in the product mix and lower product costs, which was partially offset by an increase in amortization expense relating to molds and tools used in the manufacture of our products.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $24.2 million in 2001 and $26.5 million in 2000, constituting 26.0% and 28.8% of net sales, respectively. The overall decrease of $2.3 million in such costs was due to cost efficiencies and reduction of fixed operating expenses following the integration of Pentech's operations into our own operations as well as lower advertising rates. We produced and aired television commercials in support of several of our products, including World Wrestling Federation action figures, Road Champs extreme sports products and Flying Colors products in 2000 and 2001. From time to time, we may increase our advertising efforts, if we deem it appropriate for particular products.

      Acquisition Shut-down and Other Costs. Acquisition shut-down and other costs in 2001 relate to shut-down costs, including lease termination, relocation expenses, and consulting fees and expenses of certain operations of Pentech, acquired in 2000. Total costs for 2001 is comprised of $0.2 million relating to lease terminations and abandonments and $0.1 million relating to relocation expenses and consulting fees and expenses incurred to facilitate the integration. There were no such costs in 2000. The integration of Pentech was substantially completed in the second quarter of 2001 and related costs are expected to be nominal in future quarters.

      Profit from Joint Venture. Beginning in the fourth quarter of 1999, we began to earn our preferred return on the sale of World Wrestling Federation video games by our joint venture with THQ. In 2001, the joint venture had sales of only one new GameBoy Color title with lower unit sales and sales price than the other gaming platforms and older carryover titles that generate lower unit sales than more recent carryover titles. However, in 2000, the joint venture had one new Sega Dreamcast title, with higher unit sales and higher sales price than the GameBoy Color title, and more recent carryover titles.

      Interest, Net. Interest income decreased in 2001 due to lower average cash balances during 2001 than in 2000 as a result of significant disbursements made in the third and fourth quarters of 2000 related to the acquisition of Pentech and the repurchase by the Company of its common stock as well as lower interest rates in 2001. Interest expense was nominal in 2000 and 2001.

      Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 2000 and 2001, at effective tax rates of 28.3% in 2000 and 28.2% in 2001, benefiting from a flat 16.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

      Net Sales. Net sales increased $29.7 million, or 15.4%, to $222.9 million in 2001 from $193.2 million in 2000. The growth in net sales was due primarily to the continuing growth in sales of our Flying Colors products and an increase in sales of our World Wrestling Federation wrestling products, as well as the addition of Pentech products, which began contributing to operations in August 2000, and the introduction of our products based on the Battlebots television show offset by a decrease in sales of our Doll products and our Wheels products, consisting primarily of our Road Champs die-cast toy and collectible vehicles including BXS die-cast bicycles, MXS die-cast motorcycles and other extreme sports products.

      Gross Profit. Gross profit increased $16.6 million, or 20.9%, to $96.1 million, or 43.1% of net sales, in 2001 from $79.5 million, or 41.2% of net sales, in 2000. The overall increase in gross profit was attributable to the increase in net sales and the increase in the gross profit margin. The increase in gross profit margin of 1.9% of net sales is primarily attributable to the decrease in royalty expense as a percentage of net sales due to changes in the product mix and lower product costs, though partially offset by an increase in amortization expense relating to molds and tools used in the manufacture of our products.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $63.9 million in 2001 and $57.6 million in 2000, constituting 28.6% and 29.9% of net sales, respectively. The overall increase of $6.3 million in such costs was due to costs incurred in support of the Company’s development, marketing and distribution of products under its recently acquired Pentech brand and the increase in net sales with its proportionate impact on variable selling costs such as freight and shipping related expenses, sales commissions, cooperative advertising and travel expenses, among others. The decrease as a percentage of net sales is primarily attributable to the fixed nature of certain of these expenses with a concurrent increase in net sales. We produced and aired television commercials in support of several of our products, including World Wrestling Federation action figures, Road Champs extreme sports products and Flying Colors products in 2000 and 2001. From time to time, we may increase our advertising efforts, if we deem it appropriate for particular products.

      Acquisition Shut-down and Other Costs. Acquisition shut-down and other costs in 2001 relate to shut-down costs, including lease termination, relocation and consulting fees and expenses, of certain operations of Pentech, acquired in 2000, and such costs in 2000 relate to shut-down costs, including lease termination, relocation, and consulting fees and expenses of certain operations of Flying Colors, acquired in 1999. Operations impacted by both shut-downs were sales, design, distribution, and administration. Total Pentech costs is comprised of $0.3 million relating to lease terminations and abandonments, $0.2 million in consulting fees and expenses incurred to facilitate the integration, $0.4 million relating to relocation expense, and $0.1 million relating to the abandonments of other assets. Twenty-one Pentech employees received severance totaling $0.4 million, that was accrued in the fourth quarter of 2000 and was fully paidout by June 30, 2001. The integration of Pentech was substantially completed in the second quarter of 2001 and related costs are expected to be nominal in future quarters. In 2000, total Flying Colors costs is comprised of $0.2 million relating to lease terminations and abandonments and $0.3 million relating to relocation expense. The integration of Flying Colors was completed in 2000. Additionally, 2000 includes $0.6 million relating to the recall of one of our products.

      Profit from Joint Venture.  The joint venture had sales of only one new GameBoy Color title with lower unit sales and sales price than the other gaming platforms and carryover titles in 2001 compared to releasing new Sony Play Station and Sega Dreamcast titles, which had higher unit sales and sales price than GameBoy Color, in addition to having sales of carryover titles in 2000. The minimum annual preferred return guarantee of $2.6 million is expected to be earned in 2001.

      Interest, Net. Interest income decreased in 2001 due to lower average cash balances during 2001 than in 2000 as a result of significant disbursements made in the third and fourth quarters of 2000 related to the acquisition of Pentech and the repurchase by the Company of its common stock. Interest expense was nominal in 2000 and 2001.

      Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 2000 and 2001, at effective tax rates of 29.8% in 2000 and 28.2% in 2001, benefiting from a flat 16.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong. As of September 30, 2001, we had deferred tax assets of approximately $0.4 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In making this determination, management considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

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

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2001, we had working capital of $123.3 million, as compared to $86.9 million as of December 31, 2000. This increase was primarily attributable to our operating results and the receipt of the preferred return from our joint venture with THQ.

      Operating activities provided net cash of $2.6 million, including $33.6 million used for the purchase of marketable securities in 2001, as compared to $29.4 million in 2000, including $32.3 million provided from the sale of marketable securities. Net cash was provided primarily by net income, non-cash charges, such as depreciation and amortization and earned compensation from stock option grants, as well as a decrease in preferred return from the joint venture with THQ, inventory, advanced royalty payments, prepaid expenses and other current operating assets, and an increase in accounts payable and accrued expenses, income taxes payable, which were offset by an increase in accounts receivable, a decrease in deferred income taxes, as well as the purchase of marketable securities. As of September 30, 2001, we had cash and cash equivalents of $25.8 million and marketable securities of $47.2 million.

      Our investing activities used net cash of $7.7 million in 2001, as compared to $37.9 million in 2000, consisting primarily of the purchase of molds and tooling used in the manufacture of our products and office furniture and equipment, plus $24.3 million in goodwill relating to the acquisition of Pentech, the 2000 earn-out for Flying Colors and the notes receivable from officers of $2.6 million in 2000 and $4.5 million in goodwill relating to the 2001 earn-out for Flying Colors in 2001. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties ranging from 1% to 12% payable on net sales of such products. As of September 30, 2001, these agreements required future aggregate minimum guarantees of $12.3 million, exclusive of $1.5 million in advances already paid.

      Our financing activities provided net cash of $1.7 million in 2001, consisting primarily of proceeds from the exercise of options and warrants partially offset by the repayment of long term debt. In 2000, financing activities used net cash of $0.7 million, consisting primarily of the repurchase of common shares totaling $3.3 million, which was offset by the assumption of $1.5 million of debt in conjunction with the acquisition of Pentech and $1.1 million of proceeds from the exercise of options and warrants.

      In October 1999, we acquired Flying Colors Toys. We paid approximately $34.7 million for the stock and paid off approximately $17.6 million of indebtedness. We also agreed to pay an earn-out of up to $4.5 million in each of the three 12-month periods following the closing if gross profit of Flying Colors products achieves certain targeted levels during each such period. The maximum of $4.5 million was earned in each of the earn-out periods ended September 30, 2000 and 2001. Flying Colors’ principal products include molded plastic activity kits, compounds and lunch boxes featuring licensed characters, including Rugrats, Blue’s Clues and Looney Tunes characters. The kits cover a broad range of products and activities, such as make and paint your own characters, jewelry making, art studios, posters, puzzles and other projects.

      In July 2000, the Company acquired all of the outstanding capital stock of Pentech for an aggregate purchase price of approximately $20.6 million, which was paid in cash on the closing of the transaction. In addition, the Company paid on the closing $10.0 million to pay down certain indebtedness of Pentech and assumed liabilities of approximately $26.7 million. In December 1999, Pentech renewed a three-year $25,000,000 Revolving Credit Agreement with Bank America Business Credit, Inc. now known as Bank of America, N.A. (the “Credit Agreement”). Borrowings under the Credit Agreement are subject to limitations based upon eligible inventory and accounts receivable as defined in the Credit Agreement. Amounts borrowed under the Credit Agreement accrue interest, at Pentech’s option, at either prime plus 0.5% or LIBOR plus 2.5%. As we have reallocated Pentech's assets in the course of integrating its operations into our own, we depleted the borrowing base which would support borrowings under the Credit Agreement and, accordingly, we do not expect to be able to draw down any funds under the Credit Agreement. As of September 30, 2001, we do not have any outstanding balances on this facility. Pentech designs, produces and markets writing instruments and craft products.

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

      Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of September 30, 2001, we have not used derivative instruments or engaged in hedging activities to minimize our market risk.

INTEREST RATE RISK

      As of September 30, 2001, we do not have any outstanding balances on our credit facility, nor will we be able to draw on the facility prior to its termination or expiration, and we have only nominal interest-bearing obligations. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our most recent Annual Meeting of Stockholders on July 12, 2001. At the meeting, our stockholders considered and voted on several matters, as follows:

     1. All six of our incumbent directors were nominated by management for reelection to the Board. Our stockholders voted in connection with the election of directors as follows:

Nominee	For	Against	Withheld

Jack Friedman	13,879,563	0	1,984,304
Stephen G. Berman	14,003,313	0	1,860,554
David C. Blatte	15,655,847	0	208,020
Robert E. Glick	15,654,824	0	209,043
Michael G. Miller	15,655,651	0	208,216
Murray L. Skala	15,351,488	0	512,379

     A plurality of the shares represented at the meeting having been voted for each of these nominees, each of them was elected as a director.

     2. Our stockholders ratified the appointment of Pannell Kerr Forster, Certified Public Accountants, A Professional Corporation, as our independent auditors for our current fiscal year by a majority vote as follows:

			Broker
For	Against	Abstain	Non-Votes

15,635,253	186,682	41,932	0

     3. Our stockholders ratified and approved the 2001 Amendment to our Third Amended and Restated 1995 Stock Option Plan by a majority vote as follows:

			Broker
For	Against	Abstain	Non-Votes

12,961,488	2,838,648	63,731	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation of the Company(1)

3.1.1	Certificate of Designation and Preferences of Series A Cumulative Convertible Preferred Stock of the Company(2)

3.1.2	Certificate of Elimination of All Shares of 4% Redeemable Convertible Preferred Stock of the Company(2)

3.1.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company(3)

3.2.1	By-Laws of the Company(1)

3.2.2	Amendment to By-Laws of the Company(4)

10.1	Amended and Restated Employment Agreement between the Company and Michael Bianco dated July 12, 2001(5)(*)

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed April 7, 1998, and incorporated herein by reference.

(3)	Filed previously as exhibit 4.1.2 of the Company’s Registration Statement on Form S-3 (Reg. No. 333-74717), filed on March 9, 1999, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(5)	Filed herewith.

(*)	Management contract or compensatory plan, contract or arrangement.

(b) Reports on Form 8-K

      We did not file a current report on Form 8-K in our fiscal quarter ended September 30, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: JAKKS PACIFIC, INC.

Date: November 14, 2001	By:	/s/ Joel M. Bennett

Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation of the Company(1)

3.1.1	Certificate of Designation and Preferences of Series A Cumulative Convertible Preferred Stock of the Company(2)

3.1.2	Certificate of Elimination of All Shares of 4% Redeemable Convertible Preferred Stock of the Company(2)

3.1.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company(3)

3.2.1	By-Laws of the Company(1)

3.2.2	Amendment to By-Laws of the Company(4)

10.1	Amended and Restated Employment Agreement between the Company and Michael Bianco dated July 12, 2001(5)(*)

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed April 7, 1998, and incorporated herein by reference.

(3)	Filed previously as exhibit 4.1.2 of the Company’s Registration Statement on Form S-3 (Reg. No. 333-74717), filed on March 9, 1999, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(5)	Filed herewith.

(*)	Management contract or compensatory plan, contract or arrangement.