Form 10-K
period 2001-12-31
JAKKS PACIFIC INC
filed 2002-04-01
CIK 1009829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Title of Class

Common Stock, $.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

      The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on March 28, 2002) is $442,228,560.

      The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock) is 19,668,787 (as of March 29, 2002).

Documents Incorporated by Reference

None.

JAKKS PACIFIC, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year ended December 31, 2001

Items in Form 10-K

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

Item 1. Business

      In this report, “JAKKS,” the “Company,” “we,” “us” and “our” refer to JAKKS Pacific, Inc. and its subsidiaries.

Company Overview

      JAKKS, a Delaware corporation, is a multi-line, multi-brand toy company that designs, develops, produces and markets toys and related products. Our principal products are (1) action figures and accessories featuring licensed characters, principally from the World Wrestling Federation, (2) Flying Colors molded plastic craft and activity sets, compounds playsets, girls accessory kits and lunch boxes, (3) Wheels division products, including Road Champs die-cast collectible and toy vehicles and Remco toy vehicles and role-play toys and accessories, (4) Pentech writing instruments and activity products, (5) Child Guidance infant and pre-school electronic toys, plush toys, toy foam puzzle mats and blocks, activity sets and outdoor products and (6) fashion and mini dolls and related accessories. We focus our business on evergreen branded products that are less subject to market fads or trends and feature well-known brand names and simpler, lower-priced toys and accessories.

      We formed our joint venture with THQ in June 1998 to develop, manufacture and market, under an exclusive license with World Wrestling Federation Entertainment, video games based on World Wrestling Federation characters and themes. The joint venture’s first products were released in November 1999.

      We have been successful at acquiring and capitalizing on evergreen brands, which are well-recognized trademarks or corporate, trade or brand names, some with long product histories. We continually review the marketplace to identify and evaluate evergreen brands that, for various reasons, we believe have potential for significant growth. We seek to acquire or license these brands and revitalize them as needed by intensifying the marketing effort to restore and enhance consumer recognition and retailer interest. We reinforce brands by linking them with other evergreen brands on our products, adding to the branded product lines new items that we expect to enjoy greater popularity, eliminating products with fading popularity, adding new features and improving the functionality of products in the line. We also try to improve point-of-sale brand visibility through better shelf positioning and more eye-catching product packaging.

      We license much of the intellectual property we use in our business. We license the World Wrestling Federation trademark, as well as numerous other trademarks, corporate, trade and brand names and logos, from third parties, including Car and Driver, Nickelodeon, Rugrats, Blue’s Clues, Mickey Mouse, Barney, Sesame Street, Winnie the Pooh and Hello Kitty. This enables us to use high-profile marks at a lower cost than that which we would incur if we purchased these marks or developed comparable marks on our own. By licensing marks, we have access to a far greater range of marks than those that would be available for purchase, and we maintain the flexibility to acquire newly-popular marks and to discontinue our use of marks whose popularity or value has faded. We also license technology produced by unaffiliated inventors and product developers to improve the design and functionality of our products. We believe that our experience in the toy industry, our flexibility and our recent success in developing and marketing products make us more attractive to toy inventors and developers.

      Most of our current products are relatively simple and inexpensive toys and related products. We believe that these products have proven to have enduring appeal and are less subject to general economic conditions, toy product fads and trends, changes in retail distribution channels and other factors. In addition, the simplicity of these products enables us to choose among a wider range of manufacturers and affords us greater flexibility in product design, pricing and marketing.

      We sell our products through our in-house sales staff and independent sales representatives. Purchasers of our products include toy and mass-market retail chain stores, department stores, drug and grocery store chains, club stores, toy specialty stores and wholesalers. The Road Champs, Flying Colors and Pentech products are also sold to smaller hobby shops, specialty retailers and corporate accounts, among others. Our five largest customers are Target, Kmart, Toys ’R Us, Wal-Mart, and Kay Bee Toys, which accounted for approximately 54.7% of our net sales in 2001. No other customers accounted for more than 8% of our net sales in 2001. We also sell through e-commerce sites, including Toysrus.com.

Recent Development

      On March 11, 2002, we acquired a controlling interest in Toymax International, Inc. (Toymax), a developer and marketer of toys and related products, including brand name products such as Laser Challenge, Creepy Crawlers, Funnoodle and Go Fly a Kite. These product lines further diversify as well as complement our own, and we expect to benefit from efficiencies through combining our operations. We anticipate acquiring the remainder of Toymax in a merger transaction, subject to certain conditions, including the approval of its stockholders.

Industry Overview

      According to the Toy Industry Association, Inc. (the TIA), the leading industry trade group, total retail sales of toys, excluding video games, in the U.S., were approximately $25.0 billion in 2001. According to the TIA, the United States is the world’s largest toy market, followed by Japan and Western Europe. Sales by U.S. toy manufacturers to non-U.S. customers exceeded $5.0 billion in 2001. We believe the two largest U.S. toy companies, Mattel and Hasbro, collectively hold a dominant share of the domestic non-video toy market. In addition, hundreds of smaller companies compete in the design and development of new toys, the procurement of character and product licenses, and the improvement and expansion of previously-introduced products and product lines. In the video game segment, total retail sales of video game software were approximately $9.4 billion in 2001.

      Over the past few years, the toy industry has experienced substantial consolidation among both toy companies and toy retailers. We believe that the ongoing consolidation of toy companies provides us with increased growth opportunities due to retailers’ desire not to be entirely dependent on a few dominant toy companies. Retailer concentration also enables us to ship products, manage account relationships and track retail sales more effectively with a smaller staff.

Our Growth Strategy

•	Expand core products

      We manage our existing and new brands through strong product development initiatives, including introducing new products, modifying existing products and extending existing product lines. Our product designers strive to develop new products or product lines to offer added technological, aesthetic and functional improvements to our product lines. In 2001, we expanded the use of real-scan technology in our action toys, which results in higher quality and better likenesses of the characters and vehicles. In addition, we introduced action figures with significantly more points of articulation, and expanded our electronic recognition play sets.

•	Enter new product categories

      We will continue to use our extensive experience in the toy and other industries to evaluate products and licenses in new product categories and to develop additional product lines. We have entered the plush toy category through the licensing of Pound Puppies as well as through the creation of our own Limbo Legs, and expanded into slumber bags through the licensing of this category from our current licensors, such as Nickelodeon.

•	Continue to pursue strategic acquisitions

      Since our inception, we have successfully concluded and integrated six acquisitions. These include our Road Champs, Remco, Child Guidance, Berk, Flying Colors and Pentech products. We will continue focusing our acquisition strategy on businesses or brands which offer valuable trademarks or brands and have compatible product lines.

•	Acquire additional character and product licenses

      We have acquired the rights to use many familiar corporate, trade and brand names and logos from third parties that we use with our primary trademarks and brands. Currently, we have license agreements with World Wrestling Federation Entertainment, Nickelodeon, Disney, Warner Bros., as well as with the licensors of the many popular licensed children’s characters previously mentioned among others. We intend to continue to pursue new licenses from these entertainment and media companies and other licensors. We also intend to continue to purchase additional inventions and product concepts through our existing network of product developers.

•	Expand international sales

      We believe that foreign markets, especially Europe, Australia, Canada and Latin America, offer us the opportunity for growth. We intend to expand our international sales by capitalizing on our experience and our relationships with foreign distributors and retailers. Our recent expansion efforts included entering into a distribution agreement with Funtastic Ltd., an Australia based toy distributor. In addition, we recently acquired Kidz Biz for their distribution channels in the United Kingdom and surrounding territories. We expect both initiatives to contribute to our international growth in 2002.

•	Capitalize on our operating efficiencies

      We believe that our current infrastructure and low-overhead operating methods can accommodate significant growth without a proportionate increase in our operating and administrative expenses, thereby increasing our operating margins.

Products

World Wrestling Federation Action Figures and Accessories

      We have an extensive toy license with World Wrestling Federation Entertainment pursuant to which we have the exclusive right, until December 31, 2009, to develop and market a full line of toy products based on the popular World Wrestling Federation professional wrestlers throughout the world. These wrestlers perform throughout the year at live events that attract large crowds, many of which are broadcast on free and cable television, including pay-per-view specials. We launched this product line in 1996 with various series of six-inch articulated action figures that have movable body parts and feature real-life action sounds from our patented bone-crunching mechanism that allows the figures’ “bones” to crack when they are bent. We continually expand and enhance this product line by using technology in the development and in the products themselves. The six-inch figures currently make up a substantial portion of the overall World Wrestling Federation line, which has since grown to include many other new products including playsets using interactive technology. Our strategy has been to release new figures and accessories frequently to keep the line fresh and to retain the interest of the consumers.

Flying Colors/Pentech Activity Sets, Compound Playsets, Writing Instruments and Lunch Boxes

      Through our acquisition of Flying Colors Toys we entered into the toy activity category with plastic molded activity cases containing a broad range of activities, such as make and paint your own characters, jewelry making, art studios, posters, puzzles and other projects. The cases, with molded and painted likenesses of popular characters, such as Nickelodeon’s Rugrats and Blue’s Clues, Powerpuff Girls, Looney Tunes, Hello Kitty and Scooby Doo, have immediate visual appeal. Using a related production technology, our lunch boxes complement this line with similarly-styled molded and painted likenesses featuring these and other popular characters. Through our acquisition of Pentech International in 2000, we expanded the other categories of products offered by Flying Colors, which now include stationery, back-to-school pens, pencils, markers and notebooks, party favors and compounds.

      Our compounds represent another significant area of emphasis for Flying Colors. Launched under the Blue’s Clues license, this line has expanded from play clay in a bucket to an entire Blue’s Clues playset featuring book molds, extrusion and other devices. We are continuing to expand the compound area and have introduced a full line of innovative compounds under the Nickelodeon brand, including Goooze, Zyrofoam and Gak Splat among others.

Wheels Division Products

•	Road Champs die-cast collectible and toy vehicles

      The Road Champs product line consists of highly-detailed, die-cast replicas of new and classic cars, trucks, motorcycles, emergency vehicles and service vehicles, primarily in  1/43 scale (including police cars, fire trucks and ambulances), buses and aircraft (including propeller planes, jets and helicopters). Through licenses we produce replicas of well-known vehicles including those from Ford, Chevrolet and Porsche. We believe that these licenses increase the perceived value of the products and enhance their marketability. Under the terms of these licenses (many of which include automatic annual extensions without affirmative action taken by either party), we pay the licensor a royalty based on our sales of each product bearing such licensed name. While we are not required to pay any royalty on some of the products, the royalties on a majority of the products range from 1% to 9% of sales.

•	Extreme sports die-cast collectible and toy vehicles and action figures

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

      We expanded our extreme sports offerings with the introduction of our MXS line of motorcycles with riders featuring “click n grip” functionality which allows the user to release the rider from the motorcycle seat and perform the signature moves of the sport’s top riders. Other additions included off-road vehicles, personal water craft, surfboards and skateboards, all sold individually and with play sets and accessories.

•	BattleBots and Junkyard Wars

      We introduced product lines featuring assembled and non-assembled vehicles and playsets, which create a do-it-yourself play pattern, based on the BattleBots and Junkyard Wars television shows.

•	Remco toy vehicles and role play

      Our Remco toy line includes toy vehicles, role play and other toys. Our toy vehicle line is comprised of a large assortment of rugged die-cast and plastic vehicles that range in size from 4 3/4 inch to big-wheeled 17 inch vehicles. The breadth of the line is extensive, with themes ranging from emergency, fire, farm and construction, to racing and jungle adventure.

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

Child Guidance

•	Infant and pre-school toys

      Our line of pre-school electronic toys features products that enhance sensory stimulation and learning through play, while offering value to the trade as well as to the consumer. Our products are designed for children ages two and under. We have combined the fun of music, lights, motion and sound with the early introduction of numbers, letters, shape and color recognition, all at a value price. These products carry the Good Housekeeping Seal of Approval®. In 2001, we introduced a line of musical toys in conjunction with Baby Genius, the marketer of a popular line of music-oriented CDs and home videos whose aim is to stimulate the development of young children through music.

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

•	Plush toys

      We entered this category by licensing for reintroduction Pound Puppies and have since expanded our offerings with the internally developed Limbo Legs, a collection of 6 inch and 12 inch long-legged animals in a variety of colors and fabrics.

•	Foam puzzle mats and playsets

      The acquisition of Berk added the foam toy category to our business. We incorporated this new toy category into our Child Guidance product line, based on the demographics and target market for foam toy products. This line further expanded the breadth of our Child Guidance brand. The foam toy products include puzzle mats featuring licensed characters, such as Winnie the Pooh, Blue’s Clues, Barney, Teletubbies and Sesame Street, among others, as well as letters of the alphabet and numbers. The inter-locking puzzle pieces can also be used to build houses and other play areas. Other products include foam puzzles of the United States, foam vehicles and outdoor foam products.

Fashion and Mini Dolls and Related Accessories

      We produce various proprietary and licensed fashion and mini dolls and accessories for children between the ages of three and 10. The proprietary product lines include 11 1/2 inch fashion dolls customized with high-fashion designs that correspond with particular holidays, events or themes, and fashion dolls based on children’s classic fairy tales and holidays. We also produce licensed 15 1/2 inch dolls based on the fashion magazine Elle, and 11 1/2 inch dolls based on the feature films, Charlie’s Angels and Josie and the Pussycats. These dolls feature our new patent-pending skeleton with more realistic features and movement. We also have an agreement with Disney Stores to manufacture a full line of dolls under private label which feature Disney Princesses and classic Disney characters.

      Our in-house product developers originate the design and functionality of most of our fashion dolls. In many cases, they work with retailers and incorporate their input on doll characteristics, packaging and other design elements to create exclusive product lines for them.

World Wrestling Federation Video Games

      In June 1998, we formed a joint venture with THQ, a developer, publisher and distributor of interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture entered into a license agreement with World Wrestling Federation Entertainment under which it acquired the exclusive worldwide right to publish World Wrestling Federation video games on all hardware platforms. The games are designed, developed, manufactured and distributed by THQ. Through June 30, 2006, we are entitled to receive a guaranteed preferred return at varying rates of net sales of the video games depending on the cumulative unit sales and platform of each particular game. After June 30, 2006, the amount of the preferred return will be subject to renegotiation between THQ and us. The minimum preferred return to be distributed to us in each of the years in the period ending December 31, 2003 is $2.6 million per year. THQ is entitled to receive the balance of the profits. The term of the license agreement expires on December 31, 2009, subject to a right of the joint venture to renew the license for an additional five years under various conditions.

      The joint venture currently publishes titles for the Sony PlayStation and PlayStation 2, Nintendo 64 consoles, hand-held Nintendo Game Boy Color and Advance and personal computers (PCs). The joint venture launched its first products, a video game for the Nintendo 64 platform and a video game for GameBoy Color, in November 1999. It will also publish titles for new hardware platforms, such as Microsoft Xbox and Nintendo Game Cube, when and as they are introduced to the market and have established a sufficiently installed base to support new software. These titles are marketed to our existing customers as well as to game, electronics and other specialty stores, such as Electronics Boutique and Best Buy.

      Under non-exclusive licenses with Sony, Nintendo, Sega and Microsoft held by THQ, THQ arranges for the manufacture of the CD-ROMs and cartridges. No other licenses are required for the manufacture of the PC titles.

      Wrestling video games have demonstrated consistent popularity, with five of our wrestling-theme video games each having sold in excess of 1 million units in 1999, 2000 and 2001, at retail prices ranging from approximately $42 to $60. We believe that the success of the World Wrestling Federation titles is dependent on the graphic look and feel of the software, the depth and variation of game play and the popularity of the World Wrestling Federation. We believe that as a franchise property, the World Wrestling Federation titles will have brand recognition and sustainable consumer appeal, which may allow the joint venture to use titles over an extended period of time through the release of sequels and extensions and to re-release such products at different price points in the future. In 2001, our PlayStation title SmackDown was re-released as a greatest hit.

      The joint venture uses external software developers to conceptualize and develop titles. These developers receive advances based on specific development milestones and royalties in excess of the advances based on a fixed amount per unit sold or on a percentage, typically ranging from 8% to 12%, of net sales. Upon completion of development, each title is extensively play-tested by us and THQ and sent to the manufacturer and licensor for their review and approval.

Sales, Marketing and Distribution

      We sell all of our products through our own in-house sales staff and independent sales representatives. Purchasers of our products include toy and mass-market retail chain stores, department stores, drug and grocery store chains, club stores, toy specialty stores and wholesalers. The Road Champs, Flying Colors and Pentech product lines are also sold to smaller hobby shops, specialty retailers and corporate accounts, among others. Our five largest customers are Target, Kmart, Toys R’ Us, Wal-Mart, and Kay Bee Toys, which accounted for approximately 63.2% of our net sales in 2000 and 54.7% of our net sales in 2001. Except for purchase orders relating to products on order, we do not have written agreements with our customers. Instead, we generally sell products to our customers pursuant to letters of credit or, in some cases, on open account with payment terms typically varying from 30 to 90 days. From time to time, we allow our customers credits against future purchases from us in order to facilitate their retail markdown and sales of slow-moving inventory. We also sell through e-commerce sites, including Toysrus.com.

      We contract the manufacture of most of our products to unaffiliated manufacturers located in China. We sell the finished products on a letter of credit basis or on open account to our customers, who take title to the goods in Hong Kong or China. These methods allow us to reduce certain operating costs and working capital requirements. A portion of our sales, originate in the United States, so we hold certain inventory in our warehouse and fulfillment facilities. To date, substantially all of our sales have been to domestic customers. We intend to expand distribution of our products into foreign territories and, accordingly, we have (1) acquired Kidz Biz, a United Kingdom-based distributor of toy and related products, (2) engaged representatives to oversee sales in certain territories, (3) engaged distributors in certain territories, such as Funtastic in Australia, and (4) established direct relationships with retailers in certain territories.

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

      Outside of the United States, we currently sell our products primarily in Canada, Great Britain, Latin America, Australia, Japan and South Africa. Sales of our products abroad accounted for approximately $22.5 million, or 8.9% of our net sales, in 2000 and approximately $40.0 million, or 14.1% of our net sales, in 2001. We believe that foreign markets present an attractive opportunity, and we plan to intensify our marketing efforts and expand our distribution channels abroad.

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

      We employ a staff of designers for our Flying Colors product lines. We generally acquire our other product concepts from unaffiliated third parties. If we accept and develop a third party’s concept for new toys, we generally pay a royalty on the toys developed from this concept that are sold, and may, on an individual basis, guarantee a minimum royalty. Royalties payable to developers generally range from 1% to 6% of the wholesale sales price for each unit of a product sold by us. We believe that utilizing experienced third-party inventors gives us access to a wide range of development talent. We currently work with numerous toy inventors and designers for the development of new products and the enhancement of existing products. We believe that toy inventors and designers have come to appreciate our practice of acting quickly and decisively to acquire and market licensed products. In addition, we believe that our experience in the toy industry, our flexibility and our recent success in developing and marketing products make us more attractive to toy inventors and developers than some of our competitors.

      Safety testing of our products is done at the manufacturers’ facilities by an engineer employed by us or independent third-party contractors engaged by us, and is designed to meet safety regulations imposed by federal and state governmental authorities. We also monitor quality assurance procedures for our products for safety purposes.

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

      Although we do not conduct the day-to-day manufacturing of our products, we participate in the design of the product prototype and production tooling and molds for our products and we seek to ensure quality control by actively reviewing the production process and testing the products produced by our manufacturers. We employ quality control inspectors who rotate among our manufacturers’ factories to monitor production.

      The principal raw materials used in the production and sale of our toy products are zinc alloy, plastics, plush, printed fabrics, paper products and electronic components, all of which are currently available at reasonable prices from a variety of sources. Although we do not manufacture our products, we own the molds and tooling used in the manufacturing process, and these are transferable among manufacturers if we choose to employ alternative manufacturers. Molds and tooling represents substantially all of our long-lived assets, and amounted to $14.4 million in 2000 and $10.7 million in 2001. Substantially all of these assets are located in China.

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

Competition

      Competition in the toy industry is intense. Many of our competitors have greater financial resources, larger sales and marketing and product development departments, stronger name recognition and longer operating histories and benefit from greater economies of scale. These factors, among others, may enable our competitors to market their products at lower prices or on terms more advantageous to customers than those we could offer for our competitive products. Competition often extends to the procurement of entertainment and product licenses, as well as to the marketing and distribution of products and the obtaining of adequate shelf space. Competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations. In each of our product lines we compete against one or both of the toy industry’s two dominant companies, Mattel and Hasbro. In addition, we compete, in our Flying Colors and Pentech product categories, with Rose Art Industries, Hasbro (Play-doh) and Binney & Smith (Crayola), and, in our toy vehicle lines, with Racing Champions. We also compete with numerous smaller domestic and foreign toy manufacturers, importers and marketers in each of our product categories. We expect that the joint venture’s principal competition in the video game market is Electronic Arts, Activision and Acclaim Entertainment.

Seasonality and Backlog

      Sales of toy products are seasonal. In 2001, approximately 54.3% our net sales were made in the third and fourth quarters. Generally, the first quarter is the period of lowest shipments and sales in our business and the toy industry generally and therefore the least profitable due to various fixed costs. Seasonality factors may cause our operating results to fluctuate significantly from quarter to quarter. However, Pentech’s writing instrument and activity products may be counter-seasonal to the toy industry seasonality due to the higher volume generally shipped for back-to-school beginning in the second quarter. Our results of operations may also fluctuate as a result of factors such as the timing of new products (and expenses incurred in connection therewith) introduced by us or our competitors, the advertising activities of our competitors, delivery schedules set by our customers and the emergence of new market entrants. We believe, however, that the low retail price product lines that we sell may be less subject to seasonal fluctuations than higher priced toy products.

      We ship products in accordance with delivery schedules specified by our customers, which usually request delivery of their products within three to six months of the date of their orders. Because customer orders may be canceled at any time without penalty, our backlog may not accurately indicate sales for any future period.

Government and Industry Regulation

      Our products are subject to the provisions of the Consumer Product Safety Act (“CPSA”), the Federal Hazardous Substances Act (“FHSA”), the Flammable Fabrics Act (“FFA”) and the regulations promulgated thereunder. The CPSA and the FHSA enable the Consumer Products Safety Commission to exclude from the market consumer products that fail to comply with applicable product safety regulations or otherwise create a substantial risk of injury, and articles that contain excessive amounts of a banned hazardous substance. The FFA enables the Consumer Products Safety Commission to regulate and enforce flammability standards for fabrics used in consumer products. The Consumer Products Safety Commission may also require the repurchase by the manufacturer of articles. Similar laws exist in some states and cities and in various international markets. We maintain a quality control program designed to ensure compliance with all applicable laws. In addition, many of our Child Guidance products are sold under the Good Housekeeping Seal of Approval®. To qualify for this designation, our products are tested by Good Housekeeping to ensure compliance with its product safety and quality standards.

Employees

      As of March 29, 2002, we employed 310 persons, all of whom are full-time employees, including four executive officers. Two hundred and twenty-three of our employees were located in the United States, 16 were located in the United Kingdom, 51 were located in Hong Kong and 20 were located in China. We believe that we have good relationships with our employees. None of our employees is represented by a union.

Environmental Issues

      We are subject to legal and financial obligations under environmental, health and safety laws in the United States and in other jurisdictions where we operate. We are not currently aware of any material environmental liabilities associated with any of our operations.

Item 2. Properties

      Our principal executive offices occupy approximately 17,000 square feet of space in Malibu, California under a lease expiring on February 28, 2008. We have a lease, expiring August 31, 2002, for approximately 9,000 square feet of additional office space in Malibu, California which contains our design offices. We lease showroom and office space of approximately 8,000 square feet at the International Toy Center in New York City. We also have leased office and showroom space of approximately 5,000 square feet in Hong Kong from which we oversee our China-based third-party manufacturing operations, 318,000 square feet of warehouse space in City of Industry, California, 10,000 square feet of office space in Surrey, England and approximately 100,000 square feet of warehouse space in New Brunswick, New Jersey. In connection with our acquisition of Toymax, we have assumed various leases for office, warehouse and showroom space. Relating to Toymax, we occupy approximately 27,000 square feet of office space in Plainview, New York under a lease expiring on April 30, 2004. We lease showroom and office space of approximately 14,500 square feet at the International Toy Center in New York City. We occupy approximately 25,000 square feet of office and warehouse space in Clinton, Connecticut under a lease expiring September 30, 2007 from which the operations of Toymax’s Go Fly a Kite division are carried out. We also lease an additional 4,800 square feet of office space in Hong Kong. We believe that our facilities in the United States, Hong Kong and England are adequate for our reasonably foreseeable future needs.

Item 3. Legal Proceedings

      On or about March 26, 2001, Rose Art Industries, Inc. (“Rose Art”) and Licensing International, Ltd. commenced an action against us in the United States District Court for the District of New Jersey in which they allege our willful infringement of a patent owned by Licensing International and licensed to Rose Art through our production and sale of our Zyrofoam modeling compound. The plaintiffs seek injunctive relief, monetary damages in a unspecified amount, together with interest thereon, and reasonable attorneys’ fees. We believe that their claims are without merit and we intend vigorously to defend against their action. On or about April 30, 2001, we filed an answer to their complaint in which we assert various defenses and counterclaims, including among others that their patent is invalid and unenforceable and that, in any case, the manufacture, use and sale of our product does not infringe their patent. Accordingly, we request the court to dismiss the complaint, to declare our product non-infringing and the subject patent invalid and/or unenforceable, and to award us our litigation costs. In our answer, we also allege Rose Art’s infringement of one of our patents and seek injunctive relief, monetary damages in an unspecified amount and reasonable attorneys’ fees. While these proceedings are in the discovery phase, the parties have been actively engaged in negotiations to resolve the disputed issues and have agreed in principle on the terms of a comprehensive settlement. However, we cannot be certain that the proposed settlement will be realized and, accordingly, we are unable to predict the outcome of the action or its impact on our business, financial condition or results of operations. We are a party to, and certain of our property is the subject of, various pending claims and legal proceedings that routinely arise in the ordinary course of our business, but we do not believe that any of these claims or proceedings will have a material effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted during the fourth quarter of 2001 to a vote of our security holders.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

      Our common stock is traded on the Nasdaq National Market under the symbol “JAKK.” The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock on the Nasdaq National Market.

	Price Range of
	Common Stock

	High	Low

2000:
First quarter	$25.19	$13.94
Second quarter	25.00	13.25
Third quarter	20.75	9.00
Fourth quarter	10.56	7.00
2001:
First quarter	15.00	8.00
Second quarter	19.44	8.78
Third quarter	21.80	12.60
Fourth quarter	25.38	12.44
2002:
First quarter	$23.70	$15.85

      On March 28, 2002, the last sale price of our common stock reported on the Nasdaq National Market was $22.75 per share.

Security Holders

      As of March 29, 2002, there were approximately 104 holders of record of our common stock.

Dividends

      We have never paid any cash dividends on any of our common stock. The agreements applicable to our Line of Credit (see the discussion in Item 7 below) prohibit the payment of dividends on our common stock (except for dividends payable in shares of our common stock or other equity security). In any event, we currently intend to retain our future earnings, if any, to finance the growth and development of our business, and, accordingly, we do not plan to pay any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

      On December 27, 2001, in connection with our acquisition of the Kidz Biz companies (see the discussion in Item 7 below), we issued 308,992 shares of our common stock to the three shareholders of the acquired companies. We issued these shares without registering them under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) of that Act for transactions by an issuer not involving any public offering.

Item 6. Selected Financial Data

      You should read the financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes (included in Item 8).

	Year Ended December 31,

	1997	1998	1999	2000	2001

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$41,945	$85,253	$183,685	$252,288	$284,309
Cost of sales	25,875	52,000	107,602	149,881	164,222

Gross profit	16,070	33,253	76,083	102,407	120,087
Selling, general and administrative expenses	11,895	24,007	51,154	80,435	89,575
Acquisition shut-down and product recall costs	—	—	—	1,469	1,214

Income from operations	4,175	9,246	24,929	20,503	29,298
Profit from Joint Venture	—	—	(3,605)	(15,906)	(6,675)
Interest, net	418	423	(1,588)	(3,833)	(2,057)
Other (income) expense, net	328	591	(182)	(92)	—

Income before provision for income taxes	3,429	8,232	30,304	40,334	38,030
Provision for income taxes	643	1,857	8,334	11,697	9,797

Net income	$2,786	$6,375	$21,970	$28,637	28,233

Basic earnings per share	$0.40	$0.75	$1.55	$1.50	$1.55

Weighted average shares outstanding	6,932	8,539	13,879	19,060	18,199

Diluted earnings per share	$0.35	$0.59	$1.39	$1.41	$1.45

Weighted average shares and equivalents outstanding	9,013	11,403	15,840	20,281	19,410

	At December 31,

	1997	1998	1999	2000	2001

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,536	$12,452	$57,546	$29,275	$25,036
Working capital	3,368	13,736	113,170	86,897	116,487
Total assets	43,605	58,736	232,878	248,722	284,041
Long-term debt, net of current portion	6,000	5,940	9	1,000	73
Total stockholders’ equity	25,959	37,754	187,501	204,530	244,403

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. You should read this section in conjunction with our consolidated financial statements and the related notes (included in Item 8).

Overview

      JAKKS was founded to design, develop, produce and market children’s toys and related products. We commenced business operations on July 1, 1995 when we assumed operating control over the toy business of Justin Products Limited (Justin) which consisted primarily of fashion dolls and accessories and electronic products for children.

      One of our key strategies has been to grow through the acquisition or licensing of product lines, concepts and characters. Since our founding, we have broadly expanded our product lines to include many diverse products including some based on licensed characters and properties, such as World Wrestling Federation action figures and accessories.

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

      We have a fifty percent interest in a joint venture with THQ, a developer, publisher and distributor of interactive entertainment software, and the joint venture licensed the rights from World Wrestling Federation Entertainment to publish World Wrestling Federation electronic video games on all platforms. The first games produced under this license, which expires initially December 31, 2009 and has a five-year renewal option, were released in November 1999. Through June 30, 2006, we are entitled to receive a guaranteed preferred return at varying rates of net sales of the video games depending on the cumulative unit sales and platform of each particular game, which we accrue in the quarter the games are sold. THQ retains the financial risk of the joint venture and is responsible for the day-to-day operations, including the development, sales and distribution of the licensed games for which they are entitled to receive the balance of any profits. For periods after June 30, 2006, the amount of the preferred return will be subject to renegotiation between THQ and us. Distributions of the preferred return from the joint venture contributed significantly to our pre-tax income, representing 11.9% of pre-tax income in 1999, 39.4% in 2000 and 17.6% in 2001. The annual minimum preferred return to be distributed to us by the joint venture during each of the years in the period ending December 31, 2003 is $2.6 million per year. We expect our aggregate return over this period to be significantly in excess of this amount, although we cannot predict with certainty that expected levels of return will be achieved and, in any case, we anticipate substantial fluctuations in the amount of the preferred return distributed to us from year to year. The amount of our preferred return in any year will be subject to various factors, including the number of games released, life cycle of hardware platforms, market conditions and changes in consumer interests.

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

      We contract the manufacture of most of our products to unaffiliated manufacturers located in China. We sell the finished products on a letter of credit basis or on open account to our customers, who take title to the goods in Hong Kong or China. These methods allow us to reduce certain operating costs and working capital requirements. A portion of our sales originate in the United States, so we hold certain inventory in our warehouse and fulfillment facilities. To date, substantially all of our sales have been to domestic customers. We intend to expand distribution of our products into foreign territories and, accordingly, we have (1) acquired Kidz Biz, a United Kingdom based distributor of toys and related products that will serve as our European headquarters, (2) engaged representatives to oversee sales in certain territories, (3) engaged distributors in certain territories, such as Funtastic in Australia, and (4) established direct relationships with retailers in certain territories.

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

      Selling, general and administrative expenses include costs directly associated with the selling process, such as sales commissions, advertising and travel expenses, as well as general corporate expenses, goodwill and trademark amortization and product development. We have recorded goodwill of approximately $96.5 million and trademarks of approximately $13.9 million in connection with acquisitions made to date. Goodwill has been amortized over a 30-year period, while trademark acquisition costs have been amortized over periods ranging from 5 to 30 years.

Beginning in fiscal 2002, goodwill and certain intangible assets will be written down on an impairment basis where losses in value will be recorded when and as material impairment has occurred in the underlying assets.

Results of Operation

      The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	Years Ended December 31,

	1997	1998	1999	2000	2001
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.7	61.0	58.6	59.4	57.8

Gross profit	38.3	39.0	41.4	40.6	42.2
Selling, general and administrative expenses	28.4	28.2	27.8	31.9	31.5
Acquisition shut-down and product recall costs	—	—	—	0.5	0.4

Income from operations	9.9	10.8	13.6	8.2	10.3
Profit from Joint Venture	—	—	(2.0)	(6.3)	(2.3)
Interest, net	1.0	0.4	(0.9)	(1.5)	(0.7)
Other (income) expense, net	0.7	0.7	—	—	—

Income before income taxes	8.2	9.7	16.5	16.0	13.3
Provision for income taxes	1.6	2.2	4.5	4.6	3.4

Net income	6.6%	7.5%	12.0%	11.4%	9.9%

Years Ended December 31, 2001 and 2000

      Net Sales. Net sales increased $32.0 million, or 12.7%, to $284.3 million in 2001 from $252.3 million in 2000. The growth in net sales was due primarily to the continuing growth in sales of our Flying Colors product and an increase in sales of our World Wrestling Federation wrestling products, as well as the addition of Pentech products, which began contributing to operations in August 2000, and the introduction of our products based on the Battlebots television show though offset by a decrease in sales of our Doll products and our Wheels products, consisting primarily of our Road Champs die-cast toy and collectible vehicles including BXS die-cast bicycle, MXS die-cast motorcycles and other extreme sports products.

      Gross Profit. Gross profit increased $17.7 million, or 17.3%, to $120 million in 2001, or 42.2% of net sales, from $102.4 million, or 40.6% of net sales, in 2000. The overall increase in gross profit was attributable to the increase in net sales and the increase in the gross profit margin. The increase in gross profit margin of 1.6% of net sales is primarily attributable to the decrease in royalty expense as a percentage of net sales due to changes in the product mix and lower product costs, which was partially offset by an increase in amortization expense relating to molds and tools used in the manufacture of our products.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $89.6 million in 2001 and $80.4 million in 2000, constituting 31.5% and 31.9% of net sales, respectively. The overall increase of $9.1 million in such costs in 2001 was due in large part to a $5.0 million dollar reserve on accounts receivable relating to the Chapter 11 bankruptcy filing of Kmart, which was filed in January of 2002, and the increase in net sales with its proportionate impact on variable selling costs such as freight and shipping related expenses, sales commissions, cooperative advertising and travel expenses, among others. The decrease as a percentage of net sales in primarily attributable to the fixed nature of certain of these expenses with a concurrent increase in net sales. We produced and aired television commercials in support of several of our products, including World Wrestling Federation action figures, Road Champs extreme sports products and Flying Colors products in 2000 and 2001. From time to time, we may increase our advertising efforts, if we deem it is appropriate for particular products.

      Acquisition Shut-down and Other Costs. Acquisition shut-down and other costs in 2001 relate to shut-down costs, including lease termination, relocation and consulting fees and expenses, of certain operations of Pentech, acquired in 2000, and such costs in 2000 relate to shut-down costs, including lease termination, relocation, and consulting fees and expenses of certain operations of Flying Colors, acquired in 1999. Operations impacted by both shut-downs were sales, design, distribution, and administration. Total Pentech costs is comprised of $0.3 million relating to lease terminations and abandonments, $0.2 million in consulting fees and expenses incurred to facilitate the integration, $0.4 million relating to relocation expense, and $0.1 million relating to the abandonments of other assets. Twenty-one Pentech employees received severance totaling $0.4 million, that was accrued in the fourth quarter of 2000 and was fully paid out by June 30, 2001. The integration of Pentech was substantially completed in the second quarter of 2001 and related costs are expected to be nominal in future quarters. In 2000, total Flying Colors costs is comprised of $0.2 million relating to lease terminations and abandonments and $0.3 million relating to relocation expense. The integration of Flying Colors was completed in 2000. Additionally, 2000 includes $0.6 million relating to the recall of one of our products.

      Profit from Joint Venture. Profit from our joint venture with THQ decreased in 2001 due to a decrease in our preferred return resulting from fewer releases of World Wrestling Federation video games by our joint venture in 2001 than in 2000. In 2001, the joint venture released two Nintendo GameBoy titles, which have lower unit sales and sales prices than the other game platforms, and one Sony Play Station 2 title along with modest carryover sales of titles released in 2000 and earlier, as compared to 2000, in which the joint venture released a total of four new titles consisting of two Sony Play Station titles, one Nintendo 64 title and one Sega Dreamcast title in addition to strong carryover sales of the two 1999 releases. Profit from the joint venture contributed significantly to our pre-tax profit, representing 39.4% of pre-tax income in 2000 and 17.6% in 2001. Through June 30, 2006, we are entitled to receive a guaranteed preferred return at varying rates of net sales of the video games depending on the cumulative unit sales and platform of each particular game, and after June 30, 2006, the amount of the preferred return is subject to renegotiation between THQ and us. The minimum preferred return to be distributed to us by the joint venture during each of the years in the period ending December 31, 2003 is $2.6 million per year. We expect our aggregate return over the remaining term of the license agreement ending December 31, 2009 to be significantly in excess of this amount, although we cannot predict with certainty that expected levels of return will be achieved and, in any case, we anticipate substantial fluctuations in the amount of the preferred return distributed to us from year to year.

      Interest, Net. Interest income decreased in 2001 due to lower average cash balances during 2001 than in 2000 as a result of significant disbursements made in the third and fourth quarters of 2000 related to the acquisition of Pentech and the repurchase by the Company of its common stock. Interest expense was nominal in 2000 and 2001.

      Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 2000 and 2001, at effective tax rates of 29.0% in 2000 and 25.8% in 2001,

benefiting from a flat 16.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong. As of December 31, 2001, we had deferred tax assets of approximately $0.4 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In making this determination, management considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

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

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $80.4 million in 2000 and $51.1 million in 1999, constituting 31.9% and 27.8% of net sales, respectively. The overall significant increase of $29.3 million in such costs was due to costs incurred in support of the Company’s development, marketing and distribution of products under its recently acquired Flying Colors and Pentech brands. The overall dollar increase was due to the significant increase in net sales with its proportionate impact on variable selling costs such as freight and shipping related expenses, sales commissions, cooperative advertising and travel expenses, among others. We produced television commercials in support of several of our products, including World Wrestling Federation action figures, Flying Colors’ Goooze and It’s a Girl Thing in 1999 and 2000 and we increased our overall media buys in 2000. From time to time, we may increase our advertising efforts, including the use of more expensive advertising media, such as television, if we deem it appropriate for particular products.

      Acquisition Shut-down and Product Recall Costs. These expenses in 2000 consisted mainly of costs related to the lease termination of certain Flying Colors facilities and other related shut-down costs, and costs related to the recall of one of our products. No such expenses were incurred in 1999.

      Profit from Joint Venture. Beginning in the fourth quarter of 1999, we began to earn our preferred return on the sale of World Wrestling Federation video games by our joint venture with THQ with the release of two games consisting of one Nintendo 64 title and one Nintendo GameBoy Color title, which as lower unit sales and sales price than the other game platforms, whereas in 2000, four titles were released plus strong carryover sales of the two 1999 releases. The 2000 releases consisted of two Sony Play Station titles and one each for Nintendo 64 and Sega Dream cast. Profit from the joint venture contributed significantly to our pre-tax income, representing 11.9% of pre-tax income in 1999 and 39.4% in 2000. The minimum preferred return to be distributed to us by the joint venture during each of the years in the period ending December 31, 2003 is $2.6 million per year. We expect our aggregate return over the remaining term of the license agreement ending December 31, 2009 to be significantly in excess of this amount, although we cannot predict with certainty that expected levels of return will be achieved and, in any case, we anticipate substantial fluctuations in the amount of the preferred return distributed to us from year to year.

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

      Other (Income) Expense, Net. In 1999 and 2000, only nominal amounts of Other Income were recorded.

      Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 1999 and 2000 at effective tax rates of 27.5% in 1999 and 29.0% in 2000, benefiting from a flat 16.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong. As of December 31, 2000, we had deferred tax assets of approximately $0.4 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In making this determination, management considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

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

	1999				2000				2001

	First	Second	Third	Fourth	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share data)
Net sales	$24,960	$35,981	$60,236	$62,508	$50,782	$50,578	$91,838	$59,090	$59,962	$70,141	$92,768	$61,438
As a % of full year	13.6%	19.6%	32.8%	34.0%	20.1%	20.1%	36.4%	23.4%	21.1%	24.7%	32.6%	21.6%
Gross profit	$10,764	$14,649	$24,759	$25,912	$20,104	$21,748	$37,672	$22,883	$24,468	$32,609	$39,056	$23,953
As a % of full year	14.2%	19.3%	32.5%	34.0%	19.7%	21.2%	36.8%	22.3%	20.4%	27.2%	32.5%	19.9%
As a % of net sales	43.1%	40.7%	41.1%	41.5%	39.6%	43.0%	41.0%	38.7%	40.8%	46.5%	42.1%	39.0%
Income (loss) from operations	$2,743	$4,225	$9,893	$8,068	$3,552	$6,095	$11,201	$(345)	$7,573	$9,723	$14,562	$(1,410)
As a % of full year	11.0%	17.0%	40.0%	32.0%	17.3%	29.8%	54.6%	(1.7)%	25.8%	33.2%	49.7%	(4.8)%
As a % of net sales	11.0%	11.7%	16.4%	13.1%	7.0%	12.1%	12.2%	(0.6)%	12.6%	13.9%	15.7%	(2.3)%
Income before income taxes	$2,743	$4,587	$10,426	$12,548	$9,715	$8,877	$13,615	$8,127	$8,480	$9,478	$15,250	$4,822
As a % of net sales	11.0%	12.7%	17.3%	19.9%	19.1%	17.6%	14.8%	13.8%	14.1%	13.5%	16.4%	7.8%
Net income	$2,005	$3,355	$7,642	$8,968	$6,603	$6,237	$9,769	$6,028	$6,021	$6,873	$10,949	$4,390
As a % of net sales	8.0%	9.3%	12.7%	14.4%	13.0%	12.3%	10.6%	10.2%	10.0%	9.8%	11.8%	7.1%
Diluted earnings per share	$0.17	$0.21	$0.44	$0.49	$0.32	$0.31	$0.48	$0.32	$0.32	$0.36	$0.56	$0.22
Weighted average shares and equivalents outstanding	12,624	15,732	17,541	18,378	20,374	20,371	20,330	18,621	18,920	19,259	19,586	19,763

Liquidity and Capital Resources

      As of December 31, 2001, we had working capital of $116.5 million, as compared to $86.9 million as of December 31, 2000. This increase was primarily attributable to operating activities.

      Operating activities provided net cash of $13.4 million, net of the purchase of marketable securities of $23.5 million, in the year ended December 31, 2001 as compared to $30.0 million, including the sale of marketable securities of $25.7 million, in 2000. Net cash was provided primarily by net income and non-cash charges, such as depreciation and amortization and recognition of compensation expense from stock option grants, as well as the increases in accrued expenses and deferred income taxes and decrease in the preferred return due form the joint venture, which were offset in part by increases in accounts receivable and inventory and decreases in the reserve for sales returns and allowances and income taxes payable. As of December 31, 2001, we had cash and cash equivalents of $25.0 million and marketable securities of $37.1 million.

      Operating activities provided net cash of $30.0 million in the year ended December 31, 2000 as compared to having used $30.4 million in 1999. Net cash was provided primarily by net income and non-cash charges, such as depreciation and amortization and recognition of compensation expense from stock option grants, as well as increases in accounts payable, income taxes payable and deferred income taxes, which were offset in part by increases in accounts receivable, inventory and the preferred return due from the joint venture, the purchase of marketable securities and the decrease in accrued expenses.

      Our investing activities used net cash of $19.4 million in the year ended December 31, 2001, as compared to $47.9 million in 2000, consisting primarily of the purchase of molds and tooling used in the manufacture of our products in 2001 and 2000, and goodwill acquired in the acquisitions of Kidz Biz Ltd. and Kidz Biz Far East in 2001 and Pentech in 2000. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties ranging from 1% to 12% payable on net sales of such products. As of December 31, 2001, these agreements required future aggregate minimum guarantees of $11.5 million, exclusive of $2.0 million in advances already paid.

      Our investing activities used net cash of $47.9 million in the year ended December 31, 2000, as compared to $46.6 million in 1999, consisting primarily of the purchase of molds and tooling used in the manufacture of our products in 2000 and 1999, goodwill acquired in the acquisitions of Pentech in 2000 and Flying Colors and Berk in 1999 and the granting of loans to three officers of the Company.

      Our financing activities provided net cash of $1.8 million in the year ended December 31, 2001, compared to having used cash of $10.4 million in 2000. In 2000, we used cash primarily to repurchase 1,493,600 shares of our common stock for a total of $12.9 million, while cash was provided by the exercise of stock options and warrants and the assumption of debt related to the acquisition of Pentech. Net cash provided in 2001 consisted primarily of proceeds from the exercise of stock options and warrants, offset by the repayment of debt assumed in the acquisition of Pentech.

      Our financing activities used net cash of $10.4 million in the year ended December 31, 2000 compared to having provided net cash of $122.1 million in 1999. Net cash provided in 1999 consisted primarily of proceeds from the issuance of our common stock in our public offerings in

May and December 1999 and the exercises of stock options and warrants, partially offset by dividends paid to holders of our Series A Cumulative Convertible Preferred Stock.

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

      In June 1999, we purchased all the outstanding capital stock of Berk for approximately $3.1 million in cash. Berk is a leading producer of educational toy foam puzzle mats and blocks featuring popular licensed characters and non-licensed activity sets and outdoor products.

      In October 1999, we acquired Flying Colors Toys for approximately $34.7 million in cash for the stock and paid off approximately $17.6 million of indebtedness. We also agreed to pay an earn-out of up to $4.5 million in each of the three twelve-month periods following the closing if gross profit of Flying Colors products achieve certain targeted levels during these periods. The maximum earn-out of $4.5 million was earned in each of the earn-out periods ended September 30, 2000 and 2001. Flying Colors Toys’ principal products include molded plastic activity kits, compound playsets and lunch boxes featuring licensed characters.

      In July 2000, we acquired all of the outstanding capital stock of Pentech for an aggregate purchase price of approximately $20.6 million, which was paid in cash on the closing of the transaction. In addition, we paid on the closing $10.0 million to pay down certain indebtedness of Pentech and assumed liabilities of approximately $25.5 million. Pentech designs, produces and markets licensed pens, markers, pencils, and other writing instruments, craft and activity kits, and related stationery products.

      In October 2001, we secured a syndicated line of credit totaling $50.0 million with a consortium of banks led by Bank of America, N.A. (“Line of Credit”). The Line of Credit will be available for future acquisitions and working capital and is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which require us to maintain a minimum net worth and limit our ability to incur additional indebtedness, pay cash dividends or make distributions, sell assets and enter into certain mergers or acquisitions. We are required to not have any outstanding borrowings in excess of $30.0 million for a period of at least 30 consecutive days during the first fiscal quarter of each year of the agreement. Amounts outstanding under this facility bear interest at 0.25% plus the greater of the Prime Rate or the Federal Funds Rate plus 0.5%, subject to adjustment based on certain financial ratios. As of December 31, 2001, we had no outstanding borrowings.

      On December 27, 2001, we acquired all of the outstanding capital stock of Kidz Biz Limited, a United Kingdom company, and an affiliated Hong Kong company, Kidz Biz Far East Limited, for an aggregate purchase price of approximately $12.4 million. Total consideration was paid on the closing of the transaction in cash in the amount of $6.4 million and the issuance of 308,992 shares of our common stock at a value of $6.0 million. In addition, we agreed to pay an earn-out for each of 2002, 2003, 2004 and 2005, based on the year over year increase in Kidz Biz sales, payable by delivery of up to 25,749 shares of our common stock. We also employed a former director of the Kidz Biz companies, who was one of the selling shareholders, to perform various executive and supervisory services for the Kidz Biz companies during a term ending on December 31, 2005. His base salary is £305,000 per year in the first twelve-month period of the term and £315,000 per year during the balance of the term. We also granted to him an option under our Option Plan (which is described in Item 11 below) to purchase up to 50,000 shares of our common stock at an exercise price of $19.02. This option vests in four equal increments on December 27, 2002 and the next three anniversaries thereof and expires on December 26, 2007. Kidz Biz distributes toys and related products in the United Kingdom, Ireland and the Channel Islands.

      We believe that our cash flows from operations, cash and cash equivalents on hand, marketable securities and the availability under the Line of Credit will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all.

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

Recent Acquisition

      On March 11, 2002, we purchased 8,100,065 shares of the common stock of Toymax International, Inc. (“Toymax”) from four of its stockholders. The aggregate purchase price for these shares was approximately $24.3 million in cash and 646,384 shares of our common stock. Prior to that date, we had acquired 132,754 shares of Toymax common stock, so that, as of March 29, 2002, we owned 8,232,819 shares of Toymax common stock, representing approximately 66.8% of the outstanding shares of Toymax common stock. In connection with this acquisition, Toymax’s board of directors has been reconfigured to consist of six directors designated by JAKKS and two directors who had been serving prior to the closing of the acquisition. In addition, certain of our executive officers have been installed as Toymax’s senior management. To complete our acquisition of Toymax, we have entered into an Agreement of Merger with one of our wholly-owned subsidiaries (“Newco”) and Toymax (the “Merger Agreement”) pursuant to which the parties have agreed that, subject to the conditions set forth therein, including, among others, the approval by Toymax’s stockholders at a meeting to be convened for such purpose, Newco will merge into Toymax in a transaction (the “Merger”) in which the surviving corporation will become one of our wholly-owned subsidiaries and the stockholders of Toymax, except for us, Newco or Toymax or a subsidiary thereof, will receive merger consideration consisting of $3.00 in cash and 0.0798 share of our common stock (subject to certain contingent adjustments). Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding option to purchase Toymax common stock will terminate and the holder thereof will receive a corresponding option to purchase JAKKS common stock or, under certain circumstances, a cash payment in accordance with the formula prescribed in the Merger Agreement. We currently estimate that the merger consideration payable in the Merger (which is subject to certain conditions and contingent adjustments) will consist of approximately $11.8 million in cash and approximately 312,500 shares of our common stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of December 31, 2001, we have not used derivative instruments or engaged in hedging activities to minimize our market risk.

Interest Rate Risk

      As of December 31, 2001, we do not have any outstanding balances on our Line of Credit, and we have only nominal interest-bearing obligations. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

Foreign Currency Risk

      We have wholly-owned subsidiaries in Hong Kong and the United Kingdom. Sales from Hong Kong operations are denominated in U.S. dollars. However, domestic sales from the United Kingdom, purchases of inventory and operating expenses are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Changes in the Hong Kong dollar or British Pound/U.S. dollar exchange rate may positively or negatively affect our gross margins, operating income and retained earnings. The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to US$1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. We do not believe that near-term changes in exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. With respect to the British Pound, we will monitor its volatility frequently throughout the coming year. While we have not engaged in foreign currency hedging, we may in the future use hedging programs to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of these currencies.

Item 8. Consolidated Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Stockholders

JAKKS Pacific, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheets of JAKKS Pacific, Inc. and Subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows and the financial statement schedule for each of the three years in the period ended December 31, 2001. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of JAKKS Pacific, Inc. and Subsidiaries as of December 31, 2000 and 2001, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ PANNELL KERR FORSTER

PANNELL KERR FORSTER
Certified Public Accountants
A Professional Corporation

Los Angeles, California

February 11, 2002, except for
note 21, for which the
date is March 11, 2002

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2000	2001

Assets
Current assets
Cash and cash equivalents	$29,275,424	$25,036,203
Marketable securities	13,617,912	37,119,071
Accounts receivable, net of allowance for uncollectible accounts of $3,011,702 and $7,273,497 for 2000 and 2001, respectively	47,053,699	52,888,452
Inventory, net of reserves of $7,321,637 and $2,590,099 for 2000 and 2001, respectively	30,534,826	32,023,960
Prepaid expenses and other	5,655,480	4,735,059
Advanced royalty payments	2,495,027	1,991,788

Total current assets	128,632,368	153,794,533
Property and equipment
Office furniture and equipment	3,779,585	5,305,212
Molds and tooling	23,929,329	26,355,861
Leasehold improvements	1,927,805	1,854,501

Total	29,636,719	33,515,574
Less accumulated depreciation and amortization	10,653,467	17,762,905

Property and equipment, net	18,983,252	15,752,669
Notes Receivable - Officers	2,450,000	2,224,000
Intangibles and deposits, net	2,203,679	2,945,075
Investment in joint venture	9,758,359	7,893,312
Goodwill, net	74,590,189	89,863,415
Trademarks, net	12,104,546	11,567,679

Total assets	$248,722,393	$284,040,683

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14,619,519	$12,692,826
Accrued expenses	12,539,290	18,068,725
Reserve for sales returns and allowances	6,553,231	4,952,879
Current portion of long-term debt	400,000	22,560
Income taxes payable	7,623,355	1,570,973

Total current liabilities	41,735,395	37,307,963
Long-term debt, net of current portion	1,000,000	72,510
Deferred income taxes	1,456,817	2,256,817

Total liabilities	44,192,212	39,637,290

Commitments and contingencies
Stockholders’ equity
Common stock, $.001 par value; 25,000,000 shares authorized; 19,485,582 and 20,320,354 shares issued, respectively	19,485	20,320
Additional paid-in capital	156,475,343	168,114,819
Treasury Stock, at cost, 1,493,600 shares	(12,911,483)	(12,911,483)
Retained earnings	60,946,836	89,179,737

Total stockholders’ equity	204,530,181	244,403,393

Total liabilities and stockholders’ equity	$248,722,393	$284,040,683

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	1999	2000	2001
Net sales	$183,685,124	$252,287,943	$284,309,021
Cost of sales	107,601,639	149,880,804	164,222,261

Gross profit	76,083,485	102,407,139	120,086,760
Selling, general and administrative expenses	51,154,627	80,434,872	89,574,503
Acquisition shut-down and product recall costs	—	1,468,798	1,214,101

Income from operations	24,928,858	20,503,469	29,298,156
Profit from Joint Venture	(3,604,487)	(15,905,860)	(6,675,428)
Interest, net	(1,588,043)	(3,833,359)	(2,056,526)
Other (income) expense, net	(182,305)	(91,670)	—

Income before provision for income taxes	30,303,693	40,334,358	38,030,110
Provision for income taxes	8,333,844	11,696,963	9,797,209

Net income	$21,969,849	$28,637,395	$28,232,901

Basic earnings per share	$1.55	$1.50	$1.55

Diluted earnings per share	$1.39	$1.41	$1.45

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
DECEMBER 31, 1999, 2000 AND 2001

		Convertible	Par					Unearned
	Common	Preferred	Value		Additional			Compensation	Total
	Shares	Shares	Per	Stock	Paid-in	Treasury	Retained	From Grant	Stockholders’
	Outstanding	Outstanding	Share	Amount	Capital	Stock	Earnings	of Options	Equity
Balance, December 31, 1998	9,039,063	1,000	$0.001	$9,040	$27,041,523	$—	$10,777,662	$(74,272)	$37,753,953
Conversion of preferred stock	—	(1,000)	0.001	(1)	1	—	—	—	—
Issuance of common stock from conversion of preferred stock	837,987	—	0.001	838	(838)	—	—	—	—
Issuance of common stock for cash	6,810,955	—	0.001	6,811	117,785,304	—	—	—	117,792,115
Issuance of common stock from conversion of convertible debentures	1,565,218	—	0.001	1,565	5,598,685	—	—	—	5,600,250
Dividends paid	—	—	—	—	—	—	(438,070)	—	(438,070)
Exercise of options and warrants	1,019,469	—	0.001	1,020	4,748,106	—	—	—	4,749,126
Earned compensation from grant of options	—	—	—	—	—	—	—	74,272	74,272
Net income	—	—	—	—	—	—	21,969,849	—	21,969,849

Balance, December 31, 1999	19,272,692	—	0.001	19,273	155,172,781	—	32,309,441	—	187,501,495
Exercise of options and warrants	212,890	—	0.001	212	1,171,031	—	—	—	1,171,243
Earned compensation for fully vested stock options	—	—	—	—	131,531	—	—	—	131,531
Repurchase of common stock	(1,493,600)	—	—	—	—	(12,911,483)	—	—	(12,911,483)
Net income	—	—	—	—	—	—	28,637,395	—	28,637,395

Balance, December 31, 2000	17,991,982	—	0.001	19,485	156,475,343	(12,911,483)	60,946,836	—	204,530,181
Exercise of options and warrants	525,780	—	0.001	526	3,069,219	—	—	—	3,069,745
Earned compensation for fully vested stock options		—	—	—	2,570,566	—	—	—	2,570,566
Issuances of common shares for Kidz Biz	308,992	—	0.001	309	5,999,691	—	—	—	6,000,000
Net Income	—	—	—	—	—	—	28,232,901	—	28,232,901

Balance, December 31, 2001	18,826,754	—	$0.001	$20,320	$168,114,819	$(12,911,483)	$89,179,737	—	$244,403,393

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	1999	2000	2001
Cash flows from operating activities
Net income	$21,969,849	$28,637,395	$28,232,901

Adjustments to reconcile net income to net cash provided (used) by operating activities
Depreciation and amortization	4,571,374	9,272,917	12,219,545
Compensation from stock option grants	74,272	131,531	2,570,566
Profit from joint venture	(3,604,487)	(6,100,020)	2,977,201
Loss on disposal of property and equipment	12,081	—	15,668
Changes in operating assets and liabilities
Sale (purchase) of marketable securities	(39,333,944)	25,716,032	(23,501,159)
Accounts receivable	(26,098,178)	(9,028,796)	(5,834,753)
Inventory	(16,944,567)	(10,671,318)	(1,489,134)
Advanced royalty payments	(829,696)	(1,357,789)	503,239
Prepaid expenses and other	(586,337)	(4,037,788)	920,421
Accounts payable	6,257,539	4,656,864	(1,926,693)
Accrued expenses	11,484,794	(3,317,215)	5,529,435
Income taxes payable	1,793,163	4,411,429	(6,052,382)
Reserve for sales returns and allowances	9,976,484	(8,764,770)	(1,600,352)
Deferred income taxes	869,129	442,983	800,000

Total adjustments	(52,358,373)	1,354,060	(14,868,398)

Net cash provided (used) by operating activities	(30,388,524)	29,991,455	13,364,503

Cash flows from investing activities
Property and equipment	(10,397,828)	(13,787,805)	(4,971,185)
Other assets	(763,249)	(1,134,864)	(1,230,664)
Investment in joint venture	990,856	—	(1,112,154)
Cash paid in excess of cost over toy business assets acquired (goodwill)	(36,446,401)	(30,535,848)	(12,280,536)
Notes Receivable — Officers	—	(2,450,000)	226,000

Net cash used by investing activities	(46,616,622)	(47,908,517)	(19,368,539)

Cash flows from financing activities
Proceeds from sale of common stock	117,792,115	—	—
Repurchase of common stock	—	(12,911,483)	—
Conversion of convertible debentures	(17,500)	—	—
Proceeds from debt	13,680	1,500,000	95,070
Proceeds from stock options and warrants exercised	4,749,126	1,171,243	3,069,745
Dividends paid	(438,070)	—
Repayments of debt	—	(113,680)	(1,400,000)

Net cash provided (used) by financing activities	122,099,351	(10,353,920)	1,764,815

Net increase (decrease) in cash and cash equivalents	45,094,205	(28,270,982)	(4,239,221)
Cash and cash equivalents, beginning of year	12,452,201	57,546,406	29,275,424

Cash and cash equivalents, end of year	$57,546,406	$29,275,424	$25,036,203

Cash paid during the period for:
Interest	$176,688	$189,630	$118,144

Income taxes	$4,742,351	$8,600,895	$14,007,578

      See note 17 for additional supplemental information to consolidated statements of cash flows.

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

Note 1—Principal industry

      JAKKS Pacific, Inc. (the Company) is engaged in the development, production and marketing of toys and related products, some of which are based on highly-recognized entertainment properties and character licenses. The Company commenced its primary business operations in July 1995 through the purchase of substantially all of the assets of a Hong Kong toy company. The Company markets its product lines domestically and internationally.

      The Company was incorporated under the laws of the State of Delaware in January 1995.

Note 2—Summary of significant accounting policies

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
DECEMBER 31, 2001

Inventory

      Inventory, which includes the ex-factory cost of goods and in-bound freight, is valued at the lower of cost (first-in, first-out) or market and consists of the following:

	December 31,

	2000	2001
Deposits	$2,829,575	$82,793
Raw materials	846,436	236,206
Finished goods	26,858,815	31,704,961

	$30,534,826	$32,023,960

Marketable securities

      Marketable securities have been categorized as trading and as a result are stated at fair value, with unrealized holding gains and losses included in earnings. At December 31, 2000 and 2001, such gains and losses were not material.

Fair value of financial instruments

      The Company’s cash and cash equivalents, accounts receivable and notes payable represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of fair value.

Property and equipment

      Property and equipment are stated at cost and are being depreciated using the straight-line method over their estimated useful lives as follows:

Office equipment	5 years
Furniture and fixtures	5 - 7 years
Molds and tooling	2 - 4 years
Leasehold improvements	Shorter of length of lease or 10 years

Advertising

      Production costs of commercials and programming are charged to operations in the year during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the year incurred. Advertising expense for the years ended December 31, 1999, 2000 and 2001, was approximately $7,038,000, $14,416,000, and $11,026,000 respectively.

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
DECEMBER 31, 2001

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

Translation of foreign currencies

      Monetary assets and liabilities denominated in Hong Kong dollars or British Pounds Sterling are translated into United States dollars at the rate of exchange ruling at the balance sheet date. Transactions during the period are translated at the rates ruling at the dates of the transactions.

      Profits and losses resulting from the above translation policy are recognized in the consolidated statements of operations.

Goodwill and other intangible assets

      Goodwill represents the excess purchase price paid over the fair market value of the assets of acquired toy companies. Goodwill has been amortized over 30 years on a straight-line basis. Beginning in fiscal 2002, goodwill and certain intangible assets will be written down on an impairment basis where losses in value will be recorded when and as material impairment has occurred in the underlying assets. Accumulated amortization at December 31, 2000 and 2001 totaled $3,569,811 and $6,577,121, respectively.

      The carrying value of goodwill is based on management’s current assessment of recoverability. Management evaluates recoverability using both objective and subjective factors. Objective factors include management’s best estimates of projected future earnings and cash flows and analysis of recent sales and earnings trends. Subjective factors include competitive analysis and the Company’s strategic focus.

      Intangible assets other than goodwill consist of product technology rights and trademarks. Intangible assets are amortized on a straight-line basis, over five to thirty years, the estimated economic lives of the related assets. Accumulated amortization as of December 31, 2000 and 2001 was $2,490,926 and $3,461,113, respectively.

Stock split

      The Board of Directors approved a common stock dividend of  1/2 share for each share of common stock outstanding to effect a three-for-two stock split of the Company’s common stock, which was paid on November 4, 1999. All common stock and common stock equivalent shares and per share amounts have been adjusted retroactively to give effect to the split.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2001

Earnings per share

      The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings per share for the periods presented:

	1999

		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Net income	$21,969,849
Preferred dividends declared/paid	(438,070)

Income available to common stockholders	21,531,779	13,879,304	$1.55

Effect of dilutive securities
Options and warrants	—	1,088,179
9% convertible debentures	116,867	466,556
7% convertible preferred stock	437,500	405,640

Diluted EPS
Income available to common stockholders plus assumed exercises and conversions	$22,086,146	15,839,679	$1.39

	2000

		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$28,637,395	19,059,544	$1.50

Effect of dilutive securities
Options and warrants	—	1,221,931

Diluted EPS
Income available to common stockholders plus assumed exercises	$28,637,395	20,281,475	$1.41

	2001

		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$28,232,901	18,199,108	$1.55

Effect of dilutive securities
Options and warrants	—	1,210,817

Diluted EPS
Income available to common stockholders plus assumed exercises	$28,232,901	19,409,925	$1.45

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2001

Note 3—Business Segments

      JAKKS Pacific is a worldwide producer and marketer of children’s toys and related products, principally engaged in the design, development, production and marketing of traditional toys, including boys action figures, vehicles and playsets, craft and activity products, writing instruments, compounds, girls toys, and infant and preschool toys. The Company’s reportable segments are North America Toys, International and Other.

      The North America Toys segment, which includes the United States and Canada, and the International toy segment, which includes sales to non-North American markets, include the design, development, production and marketing of children’s toys and related products. The Company also has an additional segment classified as Other, which sells various products to the specialty markets in the United States.

      Segment performance is measured at the operating income level. All sales are made to external customers, and general corporate expenses have been attributed to the North America Toy segment, which is a dominant segment. Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

      The accounting policies of the segments are described in Note 2.

      Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the twelve months ended December 31, 1999, 2000 and 2001 are as follows:

	Year Ended December 31,

	1999	2000	2001

Net Sales
North America Toys	$168,927,636	$235,136,139	$250,627,160
International	13,056,000	15,567,118	32,870,718
Other	1,701,488	1,584,686	811,143

	$183,685,124	$252,287,943	$284,309,021

	Year Ended December 31,

	1999	2000	2001

Operating Income
North America Toys	$22,926,043	$19,109,540	$25,827,227
International	1,771,897	1,265,141	3,387,340
Other	230,918	128,788	83,589

	$24,928,858	$20,503,469	$29,298,156

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2001

	December 31,

	2000	2001

Assets
North America Toys	$72,313,667	$74,852,907
International	4,787,505	9,817,247
Other	487,353	242,258

	$77,588,525	$84,912,412

Note 4 — Acquisitions and Joint Venture

      The Company owns a fifty percent interest in a joint venture with a company that develops, publishes and distributes interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture has entered into a license agreement under which it acquired the exclusive worldwide right to publish video games on all hardware platforms. Our investment is accounted for using the cost method due to the financial and operating structure of the venture and our lack of control over the joint venture. The Company’s basis consists primarily of organizational costs and recoupable advances. The joint venture agreement provides for the Company to receive guaranteed preferred returns through June 30, 2006, subject to an annual minimum payments of $2,600,000 through December 31, 2003, at varying rates of the joint venture’s net sales depending on the cumulative unit sales and platform of each particular game. For periods after June 30, 2006, the amount of the preferred return will be subject to renegotiation between the parties. The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned. Our joint venture partner retains the financial risk of the joint venture and is responsible for the day-to-day operations, including development, sales and distribution, for which they are entitled to any remaining profits. During 1999, 2000 and 2001, the Company earned $3,604,487, $15,905,860 and $6,675,428, respectively, in profit from the joint venture.

      In June 1999, the Company purchased all of the outstanding shares of Berk Corporation (Berk) for $3,269,450 in cash paid at closing.

      The assets acquired and liabilities assumed from Berk were as follows:

Cash	$478,972
Accounts receivable	869,050
Inventory	549,720
Prepaids and deposits	73,367
Property and equipment	31,186
Goodwill	4,365,208
Liabilities assumed	(3,098,053)

$3,269,450

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2001

      In October 1999, the Company acquired all of the stock of Flying Colors Toys, Inc. (Flying Colors) for $52,879,182 in cash paid at closing. Contingent consideration includes an earn-out in an amount of up to $4,500,000 in each of the three 12-month periods following the closing, if gross profits of Flying Colors branded products achieve certain prescribed levels in each of such periods. The maximum earn-out of $4,500,000 was earned by the sellers in each of the earn-out periods ended September 30, 2000 and 2001. Of the $4,500,000 earned in 2000, the amount of $464,938 was deemed to be compensation and has been expensed in 2000. The remaining balance of $4,035,062 and the 2001 earn-out has been recorded as goodwill.

      The assets acquired and liabilities assumed from Flying Colors were as follows:

Cash	$23,534
Accounts receivable, net of reserve of $686,222	12,816,573
Inventory, net of reserve of $2,774,017	11,052,983
Prepaid expenses	194,840
Property and equipment	1,943,025
Deferred income taxes	1,460,000
Non-compete agreement	1,000,000
Goodwill	32,081,192
Liabilities assumed	(7,692,965)

$52,879,182

      In July 2000, the Company acquired all of the outstanding capital stock of Pentech International Inc. (Pentech) for an aggregate purchase price of approximately $20.6 million, which was paid in cash on the closing of the transaction. In addition, the Company paid on the closing $10.0 million to pay down certain indebtedness of Pentech, assumed liabilities of approximately $25.5 million and incurred estimated legal and other acquisition costs of approximately $1.2 million. Pentech designs, produces and markets licensed pens, markers, pencils, and other writing instruments, craft and activity kits, and related stationery products.

      On December 27, 2001, the Company acquired all the outstanding stock of Kidz Biz Ltd., a United Kingdom company, and Kidz Biz Far East Limited, a Hong Kong corporation, for an aggregate purchase price of approximately $12.4 million, which was paid by the issuance of 308,992 shares of the Company’s common stock at a value of $6.0 million and cash of $6.4 million. The Company acquired operating assets of $12.2 million and assumed liabilities of approximately $13.2 million. Both the United Kingdom and Hong Kong based companies are distributors of toys and related products in the United Kingdom, Ireland and the Channel Islands.

      The following unaudited pro forma information represents the Company’s consolidated results of operations as if the acquisitions of Berk, Flying Colors and Pentech had occurred on January 1, 1999 and after giving effect to certain adjustments including the elimination of other income and expense items not attributable to on-going operations, interest and depreciation expense, and related tax effects. Such pro forma information does not purport to be indicative of operating results that

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2001

would have been reported had the acquisitions of Berk, Flying Colors and Pentech occurred on January 1, 1999 or future operating results.

	Year Ended December 31,

	1999	2000
Net Sales	$278,745,264	$291,578,787

Net income	$22,196,794	$24,390,573

Basic earnings per share	$1.60	$1.28

Weighted average shares outstanding	13,879,304	19,059,544

Diluted earnings per share	$1.40	$1.20

Weighted average shares and equivalents outstanding	15,839,679	20,281,475

Note 5—Concentration of credit risk

      Financial instruments that subject the Company to concentration of credit risk are cash and cash equivalents, marketable securities and accounts receivables. Cash equivalents consist principally of short-term money market funds. These instruments are short-term in nature and bear minimal risk. To date, the Company has not experienced losses on these instruments.

      The Company performs on-going credit evaluations of its customers’ financial condition, but does not require collateral to support domestic customer accounts receivables. Most goods shipped FOB Hong Kong or China are sold on irrevocable letter of credit basis.

Note 6—Accrued expenses

      Accrued expenses consist of the following:

	2000	2001
Bonuses	$2,230,563	$2,381,698
Royalties and sales commissions	3,713,634	4,787,099
Hong Kong subsidiaries accruals	3,886,757	6,193,354
Other	2,708,336	4,706,574

	$12,539,290	$18,068,725

Note 7—Related party transactions

      A director of the Company is a partner in the law firm that acts as counsel to the Company. The Company incurred legal fees and expenses to the law firm in the amount of approximately $1,037,000 in 1999, $975,000 in 2000 and $1,129,000 in 2001.

      As of December 31, 2001, there were two notes receivable from officers totaling $1,974,000 issued at interest rates of 6.5% each, with interest payable on each April 28 and October 28 of each year, and principal payable at a maturity date of April 28, 2003. Additionally, there is a third note

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2001

receivable from an officer for $250,000 issued at an interest rate of 7.0%, with interest and principal payable at a maturity date of May 12, 2002, except that all indebtedness under the loan will be forgiven if employment continues through such date.

Note 8—Long-term debt

      Long-term debt consists of the following:

	2000	2001
Note Payable due in twenty-six quarterly payments with the final payment due April 1, 2004, with interest at 7% per annum	$1,400,000	$—
Loan payable, due in sixty monthly payments with the final payment due December 4, 2006, with interest at 6.7% per annum	—	95,070

	1,400,000	95,070
Less current portion of long-term debt	400,000	22,560

Long-term debt, net of current portion	$1,000,000	$72,510

      The following is a schedule of payments for the loan payable:

2002	$22,560
2003	17,805
2004	19,036
2005	20,350
Thereafter	15,319

$95,070

Note 9—Income taxes

      The provision differs from the expense that would result from applying Federal statutory rates to income before taxes because of the inclusion of a provision for state income taxes and the income of the Company’s foreign subsidiaries is taxed at a rate of 16.5% applicable in Hong Kong. In addition, the provision includes deferred income taxes resulting from adjustments in the amount of temporary differences. Temporary differences arise primarily from differences in timing in the deduction of state income taxes and the use of the straight-line method of depreciation for financial reporting purposes and accelerated methods of depreciation for tax purposes.

      The Company does not file a consolidated return with its foreign subsidiaries. The Company files Federal and state returns and its foreign subsidiaries file Hong Kong and United Kingdom

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2001

returns. Income taxes reflected in the accompanying consolidated statements of operations are comprised of the following:

	1999	2000	2001
Federal	$4,280,650	$4,979,188	$2,595,989
State and local	1,350,000	1,112,798	1,064,843
Foreign	1,834,065	5,161,994	5,336,377

	7,464,715	11,253,980	8,997,209
Deferred	869,129	442,983	800,000

	$8,333,844	$11,696,963	$9,797,209

	2000	2001
Deferred tax assets resulting from deductible temporary differences from loss carry-forwards, noncurrent	$351,761	$351,761
Deferred tax liabilities resulting from taxable temporary differences, noncurrent	(1,808,578)	(2,608,578)

	$(1,456,817)	$(2,256,817)

      The Company’s management concluded that a deferred tax asset valuation allowance as of December 31, 2000 and 2001 was not necessary.

      A reconciliation of the statutory United States Federal income tax rate to the Company’s effective income tax rate is as follows:

	1999	2000	2001
Statutory income tax rate	35%	35%	35%
State and local income taxes, net of Federal income tax effect	4	3	3
Effect of temporary differences and Hong Kong’s lower tax rate	(28)	(25)	(28)
Income taxes on foreign earnings at rates other than the United States Statutory rate not subject to United States income taxes	16	16	16

	27%	29%	26%

      The components of income before provision for income taxes are as follows:

	1999	2000	2001
Domestic	$13,105,423	$8,480,038	4,677,721
Foreign	17,198,270	31,854,320	33,352,389

	$30,303,693	$40,334,358	$38,030,110

Note 10—Credit Facility

      On October 12, 2001, the Company entered into a Loan Agreement with a consortium of banks led by Bank of America, N.A. This agreement expires on October 12, 2004 and permits the Company to borrow (and maintain obligations under outstanding letters of credit) up to an

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2001

aggregate of $50,000,000. Available borrowings under the facility are determined by applying specified advance rates to eligible domestic accounts receivable and inventory.

      The Company is required to not have any outstanding borrowings in excess of $30.0 million for a period of at least 30 consecutive days during the first fiscal quarter of each year of the agreement.

      This Credit facility is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which limit the ability for us to incur additional indebtedness, pay dividends or make other distributions, sell assets and enter into certain mergers or acquisitions. Amounts outstanding under this credit facility bears interest at 0.25% plus the greater of the Prime Rate or Federal Funds Rate plus 0.5%, and is subject to change based on certain financial ratios. As of December 31, 2001, the Company has no outstanding borrowings.

Note 11—Leases

      The Company leases office, warehouse and showroom facilities and certain equipment under operating leases. Rent expense for the years ended December 31, 1999, 2000 and 2001 totaled $737,340, $769,070, and $2,495,390, respectively. The following is a schedule of minimum annual lease payments.

2002	$3,157,600
2003	3,005,262
2004	2,997,047
2005	2,946,910
2006	2,884,663
Thereafter	1,729,557

$16,721,039

Note 12—Common stock and preferred stock

      The Company has 26,000,000 authorized shares of stock consisting of 25,000,000 shares of $.001 par value common stock and 1,000,000 shares of $.001 par value preferred stock.

      During 2001, the Company issued 525,780 shares of common stock on exercise of options and warrants for a total of $3,069,745 and 308,992 shares of common stock at a value of $6,000,000 in connection with the Kidz Biz acquisition. As of December 31, 2001, 166,875 shares were reserved for issuance upon exercise of outstanding warrants granted in connection with a certain license agreement at an exercise price of $6.67 per share.

      During 2000, the Company issued 212,890 shares of common stock on exercise of options and warrants for a total of $1,171,243. The Company repurchased 1,493,600 shares of common stock for a total of $12,911,483.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2001

      Warrant activity is summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding, December 31, 1998	952,500	$6.02
Exercised	(434,368)	5.16
Canceled	(225,000)	6.67

Outstanding, December 31, 1999	293,132	5.92
Exercised	(36,777)	5.79

Outstanding, December 31, 2000	256,355	5.94
Exercised	(82,118)	4.48
Canceled	(7,362)	5.63

Outstanding, December 31, 2001	166,875	$6.67

      During 1999, 6,810,955 shares of the Company’s stock were issued in two separate offerings for a total of $117,792,115. Additionally, the Company issued 1,019,469 shares of common stock on the exercise of stock options and warrants for a total of $4,749,126 and 1,565,218 shares of common stock upon the conversion of convertible debentures totaling $5,600,250. Certain common stockholders received an aggregate of $570 in lieu of fractional shares relating to the 1999 common stock dividend.

      In 1998, the Company sold 1,000 shares of its Series A 7% cumulative convertible preferred stock to two investors for $4,731,152, net of issuance costs. In 1999, the holders of these shares converted such shares into 837,987 shares of common stock. Preferred stockholders received cumulative cash dividends of $437,500 in 1999.

Note 13—Commitments

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

      Future annual minimum royalty guarantees as of December 31, 2001 are as follows:

2002	$3,208,095
2003	1,287,500
2004	1,096,000
2005	972,500
2006	970,000
Thereafter	3,999,000

$11,533,095

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2001

Note 14—Stock option plan

      Under its Third Amended and Restated 1995 Stock Option Plan (the Plan), the Company has reserved 3,725,000 shares of its common stock for issuance upon exercise of options granted under the Plan. Included in the reserved shares are 450,000 shares relating to the 2001 increase approved by the Company’s stockholders. Under the Plan, employees (including officers), non-employee directors and independent consultants may be granted options to purchase shares of common stock. In 1999, 2000 and 2001 the fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: risk-free rate of interest of 6%; dividend yield of 0%; and expected lives of five years.

      As of December 31, 2001, 470,426 shares were available for future grant. Additional shares may become available to the extent that options presently outstanding under the Plan terminate or expire unexercised. Stock option activity pursuant to the Plan is summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding, December 31, 1998	1,365,300	$5.86
Granted	1,198,125	16.07
Exercised	(374,608)	5.20
Canceled	(50,499)	5.50

Outstanding, December 31, 1999	2,138,318	11.70
Granted	2,036,497	10.49
Exercised	(91,177)	6.88
Canceled	(1,880,898)	15.82

Outstanding, December 31, 2000	2,202,740	7.15
Granted	724,125	15.73
Exercised	(427,536)	6.21
Canceled	(185,773)	7.98

Outstanding, December 31, 2001	2,313,556	$9.97

      Stock option activity outside of the Plan is summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding, December 31, 1998	311,587	$2.98
Exercised	(210,525)	2.64

Outstanding, December 31, 1999	101,062	3.69
Exercised	(84,936)	3.96

Outstanding, December 31, 2000	16,126	2.24
Exercised	(16,126)	2.24

Outstanding, December 31, 2001	—	—

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2001

      The weighted average fair value of options granted to employees in 1999, 2000 and 2001 was $9.12, $7.23 and $16.24 per share, respectively.

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

	Outstanding			Exercisable

			Weighted		Weighted
		Weighted	Average		Average
	Number	Average	Exercise	Number	Exercise
Option Price Range	of Shares	Life	Price	of Shares	Price
$3.00 – $26.00	2,313,556	4.11 years	$9.97	849,613	$7.08

      Had the compensation cost for the Company’s Plan been determined on a basis consistent with SFAS No. 123, the Company’s net income and earnings per share (EPS) for 1999, 2000 and 2001 would approximate the pro forma amounts below, which are not indicative of future amounts:

	Years Ended December 31,

	1999		2000		2001

	As		As		As
	Reported	Pro Forma	Reported	Pro Forma	Reported	Pro Forma
SFAS No. 123 charge, net of tax	$—	$1,178,025	$—	$1,806,108	$—	$1,498,495
Net income	21,969,849	20,791,824	28,637,395	26,831,287	28,232,901	26,734,406
Basic EPS	1.55	1.47	1.50	1.41	1.55	1.47
Diluted EPS	$1.39	$1.32	$1.41	$1.32	$1.45	$1.38

Note 15—Employee Pension Plan

      The Company sponsors for its U.S. employees, a defined contribution plan under Section 401(k) of the Internal Revenue Code. The plan provides that employees may defer up to 15% of annual compensation, and that the Company will make a matching contribution equal to 50% of each employee’s deferral, up to 5% of compensation. Employees may be eligible to participate in the Plan after they have completed three months of service. The Company may also make discretionary contributions to the Plan each year. Participants are immediately 100% vested in their salary reduction amounts contributed to the Plan, and vesting of the Company contributions is based on years of service, as follows:

Cumulative
Years of Service	Percent Vested
1	20%
2	40
3	60
4	80
5	100

      As of December 31, 2001, the Plan had not been “qualified” under the provisions of the Internal Revenue Code, and for the year then ended, the Company contributed $227,390 in matching contributions to the Plan.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2001

Note 16—Major customers and international sales

      Net sales to major customers were approximately as follows:

1999		2000		2001

Amount	Percentage	Amount	Percentage	Amount	Percentage
$45,270,000	24.6%	$43,505,000	17.2%	$44,646,000	15.7%
27,684,000	15.1	36,321,000	14.4	36,024,000	12.7
22,739,000	12.4	30,481,000	12.1	34,319,000	12.1
17,938,000	9.8	27,338,000	10.8	20,972,000	7.4
15,229,000	8.3	21,875,000	8.7	19,425,000	6.8

$128,860,000	70.2%	$159,520,000	63.2%	$155,386,000	54.7%

      Net sales to international customers totaled approximately $13,056,000, $22,495,000 and $39,992,000 in 1999, 2000 and 2001, respectively.

Note 17—Supplemental information to consolidated statements of cash flows

      In 2001, 308,992 shares of common stock valued at $6,000,000 were issued in connection with the acquisition of Kidz Biz (note 4).

      In 1999, the holders of the Company’s 9% convertible debentures converted all $6,000,000 principal amount of the debentures into 1,565,218 shares of the Company’s common stock. Additionally, all 1,000 outstanding shares of 7% cumulative convertible preferred stock with a total stockholders’ equity value of $4,731,152 were converted into an aggregate of 837,987 shares of the Company’s common stock.

Note 18—Selected Quarterly Financial Data (Unaudited)

      Selected unaudited quarterly financial data for the years 2000 and 2001 are summarized below:

	2000				2001

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share data)
Net sales	$50,782	$50,578	$91,838	$59,090	$59,962	$70,141	$92,768	$61,438
Gross profit	$20,104	$21,748	$37,672	$22,883	$24,468	$32,609	$39,056	$23,953
Income (loss) from operations	$3,552	$6,095	$11,201	$(345)	$7,573	$9,723	$14,562	$(1,410)
Income before income taxes	$9,715	$8,877	$13,615	$8,127	$8,480	$9,478	$15,250	$4,822
Net income	$6,603	$6,237	$9,769	$6,028	$6,021	$6,873	$10,949	$4,390
Basic earnings per share	$0.34	$0.32	$0.50	$0.33	$0.33	$0.38	$0.60	$0.24
Weighted average shares outstanding	19,290	19,379	19,389	18,178	18,008	18,048	18,273	18,463
Diluted earnings per share	$0.32	$0.31	$0.48	$0.32	$0.32	$0.36	$0.56	$0.22
Weighted average shares and equivalents outstanding	20,374	20,371	20,330	18,621	18,920	19,259	19,586	19,763

Note 19—Recent Accounting Pronouncements

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
DECEMBER 31, 2001

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

      Based on current levels of amortization expense, the Company estimates that the elimination of amortization expense will positively impact net income by approximately $2.9 million, or approximately $0.15 per common share (diluted), on an annual basis.

Note 20—Litigation

      On or about March 26, 2001, Rose Art Industries, Inc. and Licensing International, Ltd. commenced an action against the Company in the United States District Court for the District of New Jersey in which they allege the Company’s willful infringement of a patent owned by Licensing International and licensed to Rose Art through the Company’s production and sale of Zyrofoam modeling compound. The plaintiffs seek injunctive relief, monetary damages in a unspecified amount, together with interest thereon, and reasonable attorneys’ fees. The Company believes that their claims are without merit and intends vigorously to defend against their action. At this state in these proceedings, the Company is unable to predict the likely outcome of the action or its impact on its business, financial condition or results of operations. The Company is a party to, and certain property is the subject of, various pending claims and legal proceedings that routinely arise in the ordinary course of business, but the Company does not believe that any of these claims or proceedings will have a material effect on its business, financial condition or results of operations.

Note 21—Subsequent Event

      On March 11, 2002, the Company acquired approximately 8,100,000 shares of common stock of Toymax International, Inc. (Toymax), representing approximately 64% of its outstanding shares. Consideration paid for the stock was approximately $3.00 in cash and .0798 shares of the Company’s common stock per share of Toymax International, Inc. stock, for an aggregate purchase price of approximately $24,300,000 million in cash and 646,384 shares of the Company’s common stock. The second phase of the acquisition is expected to be completed by the end of the second quarter of 2002, when the Company will purchase the remaining 4,100,000 outstanding shares of Toymax in a merger transaction. Consideration to be paid will be $3.00 in cash and ..0798 shares of the Company’s common stock, subject to adjustment based on the average closing price of the Company’s common stock for a 10-day period prior to the closing date of the merger.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

     Allowances are deducted from the assets to which they apply, except for sales returns and allowances.

	Balance at	Charged to	Charged to			Balance
	Beginning of	Costs and	Other			at End
	Period	Expenses	Accounts		Deductions	of Period
Year ended December 31, 1999:
Allowance for:
Uncollectible accounts	$133,986	$1,287,208	$686,222		$220,042	$1,887,374
Reserve for potential product obsolescence	464,133	2,775,340	—		296,867	2,942,606
Reserve for sales returns and allowances	5,341,517	17,036,875	334,464		$7,394,855	15,318,001

	$5,939,636	$21,099,423	$1,020,686		$7,911,764	$20,147,981

Year ended December 31, 2000:
Allowance for:
Uncollectible accounts	$1,887,374	$2,270,611	$2,773,744	(a)	$3,920,027	$3,011,702
Reserve for potential product obsolescence	2,942,606	1,318,730	4,095,771	(b)	1,035,470	7,321,637
Reserve for sales returns and allowances	15,318,001	17,296,039	1,360,000	(c)	27,420,809	6,553,231

	$20,147,981	$20,885,380	$8,229,515		$32,376,306	$16,886,570

Year ended December 31, 2001:
Allowance for:
Uncollectible accounts	$3,011,702	$6,320,940	$—		$2,059,145	$7,273,497
Reserve for potential product obsolescence	7,321,637	(1,001,543)	—		3,729,995	2,590,099
Reserve for sales returns and allowances	6,553,231	25,190,259	—		26,790,611	4,952,879

	$16,886,570	$30,509,656	$—		$32,579,751	$14,816,475

(a)	Obligations assumed in conjunction with the acquisitions of Flying Colors and Pentech.

(b)	Fair market value adjustment for inventory acquired in connection with the acquisition of Pentech.

(c)	Obligation assumed in conjunction with the acquisition of Pentech.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers

      Our directors and executive officers are as follows:

Name	Age	Positions with the Company

Jack Friedman	62	Chairman and Chief Executive Officer
Stephen G. Berman	36	Chief Operating Officer, President, Secretary and Director
Joel M. Bennett	40	Executive Vice President and Chief Financial Officer
Michael L. Bianco, Jr.	44	Executive Vice President and Chief Merchandising Officer
David C. Blatte	37	Director
Robert E. Glick	55	Director
Michael G. Miller	53	Director
Murray L. Skala	55	Director

      Jack Friedman has been our Chairman and Chief Executive Officer since co-founding JAKKS with Mr. Berman in January 1995. Until December 31, 1998, he was also our President. From January 1989 until January 1995, Mr. Friedman was Chief Executive Officer, President and a director of THQ. From 1970 to 1989, Mr. Friedman was President and Chief Operating Officer of LJN Toys, Ltd., a toy and software company. After LJN was acquired by MCA/ Universal, Inc. in 1986, Mr. Friedman continued as President until his departure in late 1988.

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

      Michael L. Bianco, Jr. has been an Executive Vice President since July 2001 and was given the additional title of Chief Merchandising Officer in February 2001. Until July 2001, he had served as a Senior Vice President of our Flying Colors division since joining us in October 1999, when we acquired Flying Colors Toys, where he had been President and a principal shareholder since July 1996. From 1994 to 1996, Mr. Bianco served as Executive Vice President of Rose Art Industries, Inc., a manufacturer of craft and activity products, and from 1976 to 1993, he served in various capacities, including Vice President of Merchandising, at toy retailer Kay Bee Toys.

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

      Robert E. Glick has been one of our directors since October 1996. For more than 20 years, Mr. Glick has been an officer, director and principal stockholder in a number of privately-held companies which manufacture and market women’s apparel.

      Michael G. Miller has been one of our directors since February 1996. From 1979 until May 1998, Mr. Miller was President and a director of several privately-held affiliated companies, including a list brokerage and list management consulting firm, a database management consulting firm, and a direct mail graphic and creative design firm. Mr. Miller’s interests in such companies were sold in May 1998. Since 1991, he has been President of an advertising company.

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

      Audit Committee. The primary functions of the Audit Committee are to select or to recommend to our Board the selection of outside auditors; to monitor our relationships with our outside auditors and their interaction with our management in order to ensure their independence and objectivity; to review, and to assess the scope and quality of, our outside auditor’s services, including the audit of our annual financial statements; to review our financial management and accounting procedures; and to review our financial statements with our management and outside auditors. Messrs. Blatte, Glick and Miller are the current members of the Audit Committee.

      Compensation Committee. The functions of the Compensation Committee are to make recommendations to the Board regarding compensation of management employees and to administer plans and programs relating to employee benefits, incentives and compensation, other than our Third Amended and Restated 1995 Stock Option Plan (the “Option Plan”). Messrs. Friedman, Miller and Skala are the current members of the Compensation Committee.

      Stock Option Committee. The function of the Stock Option Committee is to determine the recipients of and the size of awards granted under the Option Plan. Messrs. Glick and Miller, both of whom are non-employee directors, are the current members of the Stock Option Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

      To the best of our knowledge, all Forms 3, 4 or 5 required to be filed pursuant to Section 16(a) of the Exchange Act during or with respect to the fiscal year ended December 31, 2001 were filed on a timely basis.

Item 11. Executive Compensation

      The following table sets forth the compensation we paid for our fiscal years ended December 31, 1999, 2000 and 2001 to our Chief Executive Officer and to each of our other executive officers whose compensation exceeded $100,000 on an annual basis (collectively, the “Named Officers”).

Summary Compensation Table

					Long-Term Awards
	Annual Compensation
					Restricted
				Other Annual	Stock
Name and		Salary	Bonus	Compensation	Awards	Options
Principal Position	Year	($)	($)	($)	($)	(#)

Jack Friedman	2001	821,000	1,706,390	—	—	175,000
Chairman and Chief	2000	771,000	1,613,401	—	—	207,254	(1)
Executive Officer	1999	521,000	1,750,000	—	—	232,500
Stephen G. Berman	2001	796,000	1,706,390	—	—	175,000
Chief Operating Officer,	2000	746,000	1,613,401	—	—	346,024	(2)
President and Secretary	1999	496,000	1,750,000	—	—	394,500
Joel M. Bennett	2001	247,500	160,000	—	—	20,000
Executive Vice President and	2000	225,000	140,000	—	—	211,700	(3)
Chief Financial Officer	1999	155,000	130,000	—	—	42,500
Michael L. Bianco, Jr.	2001	550,000	450,000	—	—	150,000
Executive Vice President and Chief	2000	450,000	300,000	—	—	75,263
Merchandising Officer	1999	75,000	—	—	—	15,000

(1)	Includes options to purchase 182,254 shares issued in replacement of options to purchase 257,500 shares pursuant to a reset in the price of those options.

(2)	Includes options to purchase 321,024 shares issued in replacement of options to purchase 419,500 shares pursuant to a reset in the price of those options.

(3)	Includes options to purchase 110,874 shares issued in replacement of options to purchase 143,326 shares pursuant to a reset in the price of those options.

• Employment Agreements

      On July 1, 1999, we entered into 10-year employment agreements with Jack Friedman and Stephen G. Berman, respectively, pursuant to which Mr. Friedman serves as our Chairman and Chief Executive Officer and Mr. Berman serves as our President and Chief Operating Officer. Mr. Friedman’s annual base salary in 2002 is $846,000 and Mr. Berman’s is $821,000. Their annual base salaries are subject to annual increases in an amount, not less than $25,000, determined by our Board of Directors. Each of them is also entitled to receive an annual bonus equal to 4% of our pre-tax income, but not more than $2,000,000, if our pre-tax income is are at least $2,000,000.

      On May 8, 2000, we entered into an employment agreement with Joel M. Bennett pursuant to which Mr. Bennett serves as an Executive Vice President and our Chief Financial Officer during a four-year term from January 1, 2000 to December 31, 2003. Mr. Bennett’s annual base salary in 2002 is $272,500. His annual base salary is subject to annual increases in an amount determined by our Board of Directors. He is also entitled to receive an annual bonus equal to the product of his base salary and the percentage year-over-year increase in our pre-tax income, but not less than $75,000 nor more than his base salary.

      On July 12, 2001, we amended and restated our employment agreement with Michael L. Bianco, Jr. The new agreement provides for Mr. Bianco to serve as an Executive Vice President during a term ending on December 31, 2007. Mr. Bianco’s annual base salary in 2002 is $575,000. His annual base salary is subject to annual increases, in an amount not less than $25,000, determined by our Board of Directors. He is also entitled to receive an annual bonus equal to 2% of our pre-tax income, but not more than $2,000,000, if our pre-tax income is at least $2,000,000. In February 2002, we appointed Mr. Bianco to serve as our Chief Merchandising Officer.

      If we terminate Mr. Friedman’s, Mr. Berman’s, Mr. Bianco’s or Mr. Bennett’s employment other than “for cause” or if he resigns because of our material breach of the employment agreement or because we cause a material change in his employment, we are required to make a lump-sum severance payment in an amount equal to his base salary and bonus during the balance of the term of the employment agreement, based on his then applicable annual base salary and bonus. In the event of the termination of his employment under certain circumstances after a “Change of Control” (as defined in the employment agreement), we are required to make to him a one-time payment of an amount equal to 2.99 times his “base amount” determined in accordance with the applicable provisions of the Internal Revenue Code.

• Third Amended and Restated 1995 Stock Option Plan

      Our Third Amended and Restated 1995 Stock Option Plan (the “Option Plan”) was originally adopted and approved by the stockholders and directors in July 1998 and amended in August 1999. Options to purchase, in the aggregate, up to 3,725,000 shares of our common stock may be granted under the Option Plan. The Option Plan allows us to grant options that are intended to qualify as incentive stock options (“Incentive Stock Options”) within the meaning of Section 422 of the Internal Revenue Code or as options that are not intended to meet the requirements of such section (“Nonstatutory Stock Options”). Under the Option Plan, Incentive Stock Options may only be granted to our employees (including officers), while Nonstatutory Stock Options may be granted to employees (including officers), non-employee directors, consultants or advisors.

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

      Incentive Stock Options must have an exercise price greater than or equal to the fair market value of the shares underlying the option on the date of grant (or, if granted to a holder of 10% or more of our common stock, an exercise price of at least 110% of the underlying shares’ fair market value on the date of grant). The maximum exercise period of Incentive Stock Options is 10 years from the date of grant (or five years in the case of a holder of 10% or more of our common stock). The aggregate fair market value (determined at the date the option is granted) of shares with respect to which Incentive Stock Options are exercisable for the first time by the holder of the option during any calendar year may not exceed $100,000. If that amount exceeds $100,000, our Board or the Stock Option Committee may designate those shares that will be treated as Nonstatutory Stock Options.

      The Option Plan provides for the inclusion in any grant of options to one of our employees of a provision requiring the optionee, for a period of one year after the optionee’s employment is terminated, not to disclose certain of our confidential information and, under certain circumstances, not to compete with us or be employed by an individual or entity that competes with us.

      As of March 29, 2002, options to purchase 969,787 shares of our common stock under the Option Plan have been exercised, and options to purchase 2,427,287 shares of our common stock under the Option Plan remain outstanding. All the shares issuable upon exercise of outstanding options granted under the Option Plan are currently registered under the Securities Act.

      The following table sets forth certain information regarding options granted to the Named Officers in 2001.

Option/ SAR Grants in Last Fiscal Year

Individual Grants

					Potential Realizable Value
	Number of	% of Total			at Assumed Annual Rates
	Securities	Options/SARs			of Stock Appreciation for
	Underlying	Granted to	Exercise		Option Term
	Options/SARs	Employees in	or Base Price
Name	Granted (#)	Fiscal Year(1)	($/Share)	Expiration Date	5%($)	10%($)

Jack Friedman	175,000	26.6%	16.25	7/11/07	967,146	2,194,133
Stephen G. Berman	175,000	26.6%	16.25	7/11/07	967,146	2,194,133
Joel M. Bennett	20,000	3.0%	16.25	7/11/07	110,531	250,758
Michael L. Bianco, Jr.	150,000	22.8%	16.25	7/11/07	828,983	1,880,685

(1)	Options to purchase a total of 658,500 shares of our common stock were granted to our employees, including the Named Officers, during 2001.

      The following table sets forth certain information regarding options exercised and exercisable during 2001, and the value of options held as of December 31, 2001 by the Named Officers:

Aggregated Option/SAR Exercises in Last Fiscal Year

and Fiscal Year End Option/SAR Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
	Shares		Options/SARs		Options/SARs
	Acquired		at Fiscal Year End		at Fiscal Year End(2)
	on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Jack Friedman	—	—	426,835	305,419	5,360,010	1,916,890
Stephen G. Berman	145,000	1,851,111	198,481	402,557	2,430,946	2,992,694
Joel M. Bennett	40,489	520,692	1,330	109,057	14,730	1,040,306
Michael L. Bianco, Jr.	12,756	162,781	1,466	220,813	16,236	1,189,254

(1)	The difference between (x) the product of the number of exercised options and the average sale price per share of the common stock sold on the exercise dates and (y) the aggregate exercise price of such options.

(2)	The difference between (x) the product of the number of unexercised options and $18.95 (the closing sale price of the common stock on December 31, 2001) and (y) the aggregate exercise price of such options.

• Compensation of Directors

      Directors currently receive an annual cash stipend in the amount of $10,000 for serving on the Board, and are reimbursed for reasonable expenses incurred in attending meetings. In addition, our Option Plan provides for each newly elected non-employee director to receive at the commencement of his term an option to purchase 37,500 shares of our common stock at their then current fair market value, and for grants to our non-employee directors on January 1 and July 1 of each year of an option to purchase 7,500 shares of our common stock at their then current fair market value. Options granted to a non-employee director expire upon the termination of the director’s services for cause, but may be exercised at any time during a one-year period after such person ceases to serve as a director for any other reason.

• Compensation Committee Interlocks and Insider Participation

      Mr. Jack Friedman, our Chairman and Chief Executive Officer, is the only member of our Compensation Committee who is or formerly was an officer or employee of JAKKS or any of its subsidiaries. Our Board believes that Mr. Friedman’s assessment of the performance and contribution of our other employees and his views on the appropriate manner and level of compensation for their services are essential to the Compensation Committee’s ability to evaluate and make determinations with respect to compensation matters. However, Mr. Friedman does not participate in any deliberations or determinations by the Compensation Committee or our Board with respect to his own compensation.

      None of our executive officers has served as a director or member of a compensation committee (or other board committee performing equivalent functions) of any other entity, one of whose executive officers served as a director or a member of our Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information as of March 29, 2002 with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each Named Officer, and (4) all our directors and executive officers as a group.

	Amount and
	Nature of		Percent of
Name of	Beneficial		Outstanding
Beneficial Owner	Ownership(2)		Shares

Kern Capital Management LLC (1)	1,183,800		6.0
Jack Friedman	589,702	(3)	2.9
Stephen G. Berman	219,294	(4)	1.1
Joel M. Bennett	27,780	(5)	*
Michael L. Bianco, Jr.	47,119	(6)	*
David C. Blatte	30,000	(7)	*
Robert E. Glick	56,519	(8)	*
Michael G. Miller	47,144	(9)	*
Murray L. Skala	88,218	(10)	*
All directors and executive officers as a group (8 persons)	1,092,829	(11)	5.3

*	Less than 1% of our outstanding shares.

(1)	Mr. Robert E. Kern, Jr. and Mr. David G. Kern (“Messrs. Kern”), principals and controlling members of Kern Capital Management LLC (“KCM”), have also reported beneficial ownership of these shares. The address of KCM and Messrs. Kern is 114 West 47th Street, Suite 1926, New York, New York 10036. All the information presented in this Item with respect to these beneficial owners was extracted solely from their Schedule 13G jointly filed on February 14, 2002.

(2)	Exercises sole voting power and sole investment power with respect to such shares.

(3)	Includes 12,947 shares held in trusts for the benefit of children of Mr. Friedman. Also includes 426,833 shares which Mr. Friedman may purchase upon the exercise of certain stock options.

 (4) Represents shares which Mr. Berman may purchase upon the exercise of certain stock options.

(5)	Includes 530 shares which Mr. Bennett may purchase upon the exercise of certain stock options.

(6)	Includes 7,069 shares which Mr. Bianco may purchase upon the exercise of certain stock options.

 (7) Represents shares which Mr. Blatte may purchase upon the exercise of certain stock options.

 (8) Represents shares which Mr. Glick may purchase upon the exercise of certain stock options.

(9)	Represents shares which Mr. Miller may purchase upon the exercise of certain stock options.

(10)	Includes 75,271 shares which Mr. Skala may purchase upon the exercise of certain stock options and 12,947 shares held by Mr. Skala as trustee under trusts for the benefit of children of Mr. Friedman.

(11)	Includes 12,947 shares held in trusts for the benefit of children of Mr. Friedman and an aggregate of 862,660 shares which the directors and executive officers may purchase upon the exercise of certain stock options.

Item 13. Certain Relationships and Related Transactions

      One of our directors, Murray L. Skala, is a partner in the law firm of Feder, Kaszovitz, Isaacson, Weber, Skala, Bass & Rhine LLP, which has performed, and is expected to continue to perform, legal services for us. In 2001, we incurred approximately $1,129,000 for legal fees and reimbursable expenses payable to that firm.

      In April 2000, we loaned $1,500,000 to each of Jack Friedman and Stephen G. Berman. The entire principal amount of each loan is due on April 28, 2003 and, until repaid, interest thereon is payable semi-annually at the rate of 6.5% per annum. Mr. Berman’s indebtedness to us under his loan is secured by a deed of trust on certain real property. As of March 29, 2002, the outstanding principal balances of Mr. Friedman’s and Mr. Berman’s loans were $975,000 and $999,000, respectively. In May 2000, we loaned $250,000 to Joel M. Bennett. The entire principal amount of his loan, together with interest accrued thereon at the rate of 7.0% per annum, is due on May 12, 2002, except that, if he continues to be employed by us through such date, we will forgive all of his indebtedness to us under his loan. As of March 29, 2002, accrued interest to date on Mr. Bennett’s loan was $33,040. All three loans were made to assist our executive officers in meeting certain personal financial obligations.

      Michael L. Bianco, Jr., an Executive Vice President and our Chief Merchandising Officer, was one of the selling shareholders from whom we acquired Flying Colors Toys in October 1999. In connection with that acquisition, we agreed to pay an earn-out, in an amount not less than $2.5 million nor more than $4.5 million, in each of the three twelve-month periods following the closing if the gross profit of Flying Colors products achieve certain targeted levels during these periods. In 2001, we paid $1,850,000 to Mr. Bianco on account of the earn-out for the twelve-month period ended September 30, 2001.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements (included in Item 8):

•	Independent Auditors’ Report

•	Consolidated Balance Sheets as of December 31, 2000 and 2001

•	Consolidated Statements of Operations for the years ended December 31, 1999, 2000 and 2001

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 1999, 2000 and 2001

•	Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001

•	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules (included in Item 8)

•	Schedule II — Valuation and Qualifying Accounts

(3) Exhibits

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company (1)
3.1.1	Certificate of Designation of 4% Redeemable Convertible Preferred Stock of the Company (4)
3.1.2	Certificate of Designation and Preferences of Series A Cumulative Convertible Preferred Stock of the Company (4)
3.1.3	Certificate of Elimination of All Shares of 4% Redeemable Convertible Preferred Stock of the Company (5)
3.1.4	Certificate of Amendment of Restated Certificate of Incorporation of the Company (11)
3.2	By-Laws of the Company (1)
3.2.1	Amendment to By-Laws of the Company (2)
10.1	Third Amended and Restated 1995 Stock Option Plan (7)(*)
10.1A	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (12)(*)
10.1B	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (15)(*)
10.1C	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (26)(*)
10.2	Employment Agreement between the Company and David A. Lipman dated December 27, 2001 (50)(*)
10.3	[RESERVED]
10.4	Employment Agreement between the Company and Jack Friedman dated as of July 1, 1999 (13)(*)
10.4.1	Amendment, dated as of February 7, 2000, to Employment Agreement between the Company and Jack Friedman (14)
10.5	Employment Agreement between the Company and Stephen G. Berman dated as of July 1, 1999 (13)(*)
10.5.1	Amendment, dated as of February 7, 2000, to Employment Agreement between the Company and Stephen G. Berman (14)
10.6	License Agreement with Titan Sports, Inc. dated October 24, 1995 (1)
10.6.1	Amendment to License Agreement with Titan Sports, Inc. dated April 22, 1996 (3)
10.6.2	Amendment to License Agreement with Titan Sports, Inc. dated January 21, 1997 (3)
10.6.3	Amendment to License Agreement with Titan Sports, Inc. dated December 3, 1997 (6)
10.6.4	Amendment to License Agreement with Titan Sports, Inc. dated January 29, 1998 (6)
10.6.5	Amendment to License Agreement with Titan Sports, Inc. dated June 24, 1998 (9)
10.6.6	Amendment to License Agreement with Titan Sports, Inc. dated February 11, 1999 (9)
10.7	International License Agreement with Titan Sports, Inc. dated February 10, 1997 (3)
10.7.1	Amendment to International License Agreement with Titan Sports, Inc. dated December 3, 1997 (6)
10.7.2	Amendment to International License Agreement with Titan Sports, Inc. dated January 29, 1998 (6)
10.8	Amended and Restated Employment Agreement dated July 12, 2001 between the Company and Michael Bianco (27)(*)
10.9	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (14)

Exhibit
Number	Description

10.10	Stock Purchase Agreement dated as of September 22, 1999 among the Company, Flying Colors Toys, Inc. and its Shareholders (11)
10.10.1	First Amendment dated as of September 30, 1999 to Stock Purchase Agreement (11)
10.11	Escrow Agreement dated as of September 30, 1999 among Joshua H. Pokempner, as agent, the Company and Bank One Trust Company, NA, as escrow agent (11)
10.12	Stock Purchase Warrant for 111,250 shares issued to Titan Sports, Inc. (10)
10.13	Agreement of Merger dated as of May 22, 2000 among the Company, JAKKS Acquisition II, Inc. and Pentech International Inc. (16)
10.14	First Amendment dated as of July 13, 2000 to Agreement of Merger (17)
10.15	Voting and Lock-Up Agreement dated May 22, 2000 among the Company and certain stockholders of Pentech International Inc. (18)
10.16	Term Note dated April 13, 2000 in the principal amount of $1,500,000 made by Jack Friedman payable to the order of the Company (19)
10.17	Installment Note dated April 26, 2000 in the principal amount of $1,500,000 made by Stephen Berman and Ana Berman payable to the order of the Company (20)
10.18	Deed of Trust dated April 26, 2000 made by Stephen Berman and Ana Berman in favor of First American Title Insurance Company, as Trustee (21)
10.19	Term Note dated May 12, 2000 in the principal amount of $250,000 made by Joel M. Bennett payable to the Company (22)
10.20	Employment Agreement dated as of January 1, 2000 between the Company and Joel M. Bennett (23)(*)
10.21	Second Amendment effective May 1, 2000 to Stock Purchase Agreement dated as of September 22, 1999 among the Company, Flying Colors Toys, Inc. and the former shareholders thereof (24)
10.22	Lease dated as of November 21, 2000 between Grand Avenue Venture, LLC and JP Ferrero Parkway, Inc. (25)
10.23	Loan Agreement dated as of October 12, 2001 among JAKKS, certain other Borrowers, the Lenders named therein and Bank of America, N.A., as Administrative Agent (28)
10.24	First Amendment to Loan Agreement and Consent and Waiver dated as of March 8, 2002 (29)
10.25	Security Agreement (Borrowers) dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (30)
10.26	Trademark Security Agreement dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (31)
10.27	Patent Security Agreement dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (32)
10.28	Pledge Agreement dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (33)
10.29	Lock Box Agreement dated as of October 12, 2001 among JAKKS, certain other Customers, Bank of America, as Administrative Agent, and the Lenders referred to therein (34)
10.30	Guaranty dated as of October 12, 2001 among the Domestic Subsidiaries named therein, Bank of America, as Administrative Agent, and the Lenders referred to therein (35)
10.31	Security Agreement dated as of October 12, 2001 among the Grantors named therein, Bank of America, N.A., as Administrative Agent, and the Lenders referred to therein (36)

Exhibit
Number	Description

10.32	Stock Purchase Agreement dated as of December 27, 2001 among the Company and the shareholders of Kidz Biz Limited and Kiz Biz Far East Limited (50)
10.33	Registration Rights Agreement dated as of December 27, 2001 among the Company, David S. Lipman, Marilyn Lipman and John Nimno (50)
10.34	Share Transfer Agreement dated as of December 30, 2001 between the Company and JAKKS Pacific (HK) Limited (50)
10.35	Amendment No. 1 to Share Transfer Agreement dated as of December 30, 2001 between the Company and JAKKS Pacific (HK) Limited (50)
10.36	Stock Purchase Agreement dated as of February 10, 2002 among JAKKS, Toymax and the Shareholders named therein (37)
10.37	Agreement of Merger dated as of February 10, 2002 among JAKKS, JP/TII Acquisition Corp. and Toymax (38)
10.38	Letter Agreement dated March 11, 2002 among Toymax, JAKKS and the selling stockholders named therein (39)
10.39	Termination and Replacement of Manufacturing Agreement dated March 11, 2002 among Toymax, Toymax (H.K.) Limited, Jauntiway Investments Limited, et al. (40)
10.40	Termination of Agency Agreements and Stock Options dated March 11, 2002 among Tai Nam Industrial Company Limited, David Ki Kwan Chu, Frances Shuk Kuen Leung, Toymax, et al. (41)
10.41	Registration Rights Agreement dated as of March 11, 2002 among JAKKS, Best Phase Limited, Hargo (Barbados) Limited, Harvey Goldberg and Steven A. Lebensfeld (42)
10.42	Termination of Employment Agreement dated March 11, 2002 among Steven Lebensfeld, Toymax and JAKKS (43)(*)
10.43	Employment Agreement dated as of March 11, 2002 between JAKKS and Steven Lebensfeld (44)(*)
10.44	Termination of Employment Agreement dated March 11, 2002 among Harvey Goldberg, 1515037 Ontario Ltd., Toymax and JAKKS (45)(*)
10.45	Consulting Agreement dated as of March 11, 2002 among JAKKS, 1515037 Ontario Ltd. and Harvey Goldberg (46)(*)
10.46	Agreement of Lease, dated April 7, 1997 for Toymax’s offices at 125E Bethpage Road, Plainview, New York(47)
10.46(A)	Amendment to Lease for Toymax’s offices at 125E Bethpage Road, Plainview, New York(48)
10.47	Toymax Amended and Restated Stock Option Plan(49)
21	Subsidiaries of the Company(50)
23	Consent of Pannell Kerr Forster, Certified Public Accountants, A Professional Corporation, Los Angeles, California(50)

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-KSB for its fiscal year ended December 31, 1996, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed November 7, 1997, and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed April 7, 1998, and incorporated herein by reference.

(6)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-KSB for its fiscal year ended December 31, 1997, and incorporated herein by reference.

(7)	Filed previously as Appendix A to the Company’s definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, filed June 23, 1998, and incorporated herein by reference.

(8)	Filed previously as exhibit 4.1.2 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-74717), filed March 19, 1999, and incorporated herein by reference.

(9)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed April 22, 1999, and incorporated herein by reference.

(10)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 9, 1999, and incorporated herein by reference.

(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed October 19, 1999, and incorporated herein by reference.

(12)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.

(13)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 3, 1999, and incorporated herein by reference.

(14)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.

(15)	Filed previously as exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.

(16)	Incorporated by reference to exhibit 2.1 of the Company’s Current Report on Form 8-K, filed August 11, 2000.

(17)	Incorporated by reference to exhibit 2.2 of the Company’s Current Report on Form 8-K, filed August 11, 2000.

(18)	Incorporated by reference to exhibit 2.3 of the Company’s Current Report on Form 8-K, filed August 11, 2000.

(19)	Incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(20)	Incorporated by reference to exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(21)	Incorporated by reference to exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(22)	Incorporated by reference to exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(23)	Incorporated by reference to exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(24)	Incorporated by reference to exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(25)	Incorporated by reference to exhibit 10.58 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed April 2, 2001.

(26)	Incorporated by reference to Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001.

(27)	Incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed November 14, 2001.

(28)	Incorporated by reference to exhibit 15(A) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(29)	Incorporated by reference to exhibit 15(B) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(30)	Incorporated by reference to exhibit 15(C) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(31)	Incorporated by reference to exhibit 15(D) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(32)	Incorporated by reference to exhibit 15(E) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(33)	Incorporated by reference to exhibit 15(F) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(34)	Incorporated by reference to exhibit 15(G) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(35)	Incorporated by reference to exhibit 15(H) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(36)	Incorporated by reference to exhibit 15(I) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(37)	Incorporated by reference to exhibit 1 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(38)	Incorporated by reference to exhibit 2 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(39)	Incorporated by reference to exhibit 3 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(40)	Incorporated by reference to exhibit 4 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(41)	Incorporated by reference to exhibit 5 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(42)	Incorporated by reference to exhibit 6 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(43)	Incorporated by reference to exhibit 7 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(44)	Incorporated by reference to exhibit 8 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc. filed March 20, 2002.

(45)	Incorporated by reference to exhibit 9 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(46)	Incorporated by reference to exhibit 10 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(47)	Incorporated by reference to Toymax’s Registration Statement on Form S-1 (No. 333-54522).

(48)	Incorporated by reference to Toymax’s Annual Report on Form 10-K for the year ended March 31, 1999.

(49)	Incorporated by reference to Toymax’s Registration Statement on Form S-8 (No. 333-54522).

(50)	Filed herewith.

(*)	Management contract or compensatory plan, contract or arrangement.

      (b) Reports on Form 8-K

      We did not file any Current Reports on Form 8-K during the fourth quarter of 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2002

JAKKS PACIFIC, INC.

By:	/s/ JACK FRIEDMAN

Jack Friedman
Chairman and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JACK FRIEDMAN Jack Friedman	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 1, 2002

/s/ JOEL M. BENNETT Joel M. Bennett	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 1, 2002

/s/ STEPHEN G. BERMAN Stephen G. Berman	Director	April 1, 2002

/s/ DAVID C. BLATTE David C. Blatte	Director	April 1, 2002

/s/ ROBERT E. GLICK Robert E. Glick	Director	April 1, 2002

/s/ MICHAEL G. MILLER Michael G. Miller	Director	April 1, 2002

/s/ MURRAY L. SKALA Murray L. Skala	Director	April 1, 2002

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company (1)
3.1.1	Certificate of Designation of 4% Redeemable Convertible Preferred Stock of the Company (4)
3.1.2	Certificate of Designation and Preferences of Series A Cumulative Convertible Preferred Stock of the Company (4)
3.1.3	Certificate of Elimination of All Shares of 4% Redeemable Convertible Preferred Stock of the Company (5)
3.1.4	Certificate of Amendment of Restated Certificate of Incorporation of the Company (11)
3.2	By-Laws of the Company (1)
3.2.1	Amendment to By-Laws of the Company (2)
10.1	Third Amended and Restated 1995 Stock Option Plan (7)(*)
10.1A	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (12)(*)
10.1B	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (15)(*)
10.1C	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (26)(*)
10.2	Employment Agreement between the Company and David A. Lipman dated December 27, 2001 (50)(*)
10.3	[RESERVED]
10.4	Employment Agreement between the Company and Jack Friedman dated as of July 1, 1999 (13)(*)
10.4.1	Amendment, dated as of February 7, 2000, to Employment Agreement between the Company and Jack Friedman (14)
10.5	Employment Agreement between the Company and Stephen G. Berman dated as of July 1, 1999 (13)(*)
10.5.1	Amendment, dated as of February 7, 2000, to Employment Agreement between the Company and Stephen G. Berman (14)
10.6	License Agreement with Titan Sports, Inc. dated October 24, 1995 (1)
10.6.1	Amendment to License Agreement with Titan Sports, Inc. dated April 22, 1996 (3)
10.6.2	Amendment to License Agreement with Titan Sports, Inc. dated January 21, 1997 (3)
10.6.3	Amendment to License Agreement with Titan Sports, Inc. dated December 3, 1997 (6)
10.6.4	Amendment to License Agreement with Titan Sports, Inc. dated January 29, 1998 (6)
10.6.5	Amendment to License Agreement with Titan Sports, Inc. dated June 24, 1998 (9)
10.6.6	Amendment to License Agreement with Titan Sports, Inc. dated February 11, 1999 (9)
10.7	International License Agreement with Titan Sports, Inc. dated February 10, 1997 (3)
10.7.1	Amendment to International License Agreement with Titan Sports, Inc. dated December 3, 1997 (6)
10.7.2	Amendment to International License Agreement with Titan Sports, Inc. dated January 29, 1998 (6)
10.8	Amended and Restated Employment Agreement dated July 12, 2001 between the Company and Michael Bianco (27)(*)
10.9	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (14)

Exhibit
Number	Description

10.10	Stock Purchase Agreement dated as of September 22, 1999 among the Company, Flying Colors Toys, Inc. and its Shareholders (11)
10.10.1	First Amendment dated as of September 30, 1999 to Stock Purchase Agreement (11)
10.11	Escrow Agreement dated as of September 30, 1999 among Joshua H. Pokempner, as agent, the Company and Bank One Trust Company, NA, as escrow agent (11)
10.12	Stock Purchase Warrant for 111,250 shares issued to Titan Sports, Inc. (10)
10.13	Agreement of Merger dated as of May 22, 2000 among the Company, JAKKS Acquisition II, Inc. and Pentech International Inc. (16)
10.14	First Amendment dated as of July 13, 2000 to Agreement of Merger (17)
10.15	Voting and Lock-Up Agreement dated May 22, 2000 among the Company and certain stockholders of Pentech International Inc. (18)
10.16	Term Note dated April 13, 2000 in the principal amount of $1,500,000 made by Jack Friedman payable to the order of the Company (19)
10.17	Installment Note dated April 26, 2000 in the principal amount of $1,500,000 made by Stephen Berman and Ana Berman payable to the order of the Company (20)
10.18	Deed of Trust dated April 26, 2000 made by Stephen Berman and Ana Berman in favor of First American Title Insurance Company, as Trustee (21)
10.19	Term Note dated May 12, 2000 in the principal amount of $250,000 made by Joel M. Bennett payable to the Company (22)
10.20	Employment Agreement dated as of January 1, 2000 between the Company and Joel M. Bennett (23)(*)
10.21	Second Amendment effective May 1, 2000 to Stock Purchase Agreement dated as of September 22, 1999 among the Company, Flying Colors Toys, Inc. and the former shareholders thereof (24)
10.22	Lease dated as of November 21, 2000 between Grand Avenue Venture, LLC and JP Ferrero Parkway, Inc. (25)
10.23	Loan Agreement dated as of October 12, 2001 among JAKKS, certain other Borrowers, the Lenders named therein and Bank of America, N.A., as Administrative Agent (28)
10.24	First Amendment to Loan Agreement and Consent and Waiver dated as of March 8, 2002 (29)
10.25	Security Agreement (Borrowers) dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (30)
10.26	Trademark Security Agreement dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (31)
10.27	Patent Security Agreement dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (32)
10.28	Pledge Agreement dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (33)
10.29	Lock Box Agreement dated as of October 12, 2001 among JAKKS, certain other Customers, Bank of America, as Administrative Agent, and the Lenders referred to therein (34)
10.30	Guaranty dated as of October 12, 2001 among the Domestic Subsidiaries named therein, Bank of America, as Administrative Agent, and the Lenders referred to therein (35)
10.31	Security Agreement dated as of October 12, 2001 among the Grantors named therein, Bank of America, N.A., as Administrative Agent, and the Lenders referred to therein (36)

Exhibit
Number	Description

10.32	Stock Purchase Agreement dated as of December 27, 2001 among the Company and the shareholders of Kidz Biz Limited and Kiz Biz Far East Limited (50)
10.33	Registration Rights Agreement dated as of December 27, 2001 among the Company, David S. Lipman, Marilyn Lipman and John Nimno (50)
10.34	Share Transfer Agreement dated as of December 30, 2001 between the Company and JAKKS Pacific (HK) Limited (50)
10.35	Amendment No. 1 to Share Transfer Agreement dated as of December 30, 2001 between the Company and JAKKS Pacific (HK) Limited (50)
10.36	Stock Purchase Agreement dated as of February 10, 2002 among JAKKS, Toymax and the Shareholders named therein (37)
10.37	Agreement of Merger dated as of February 10, 2002 among JAKKS, JP/TII Acquisition Corp. and Toymax (38)
10.38	Letter Agreement dated March 11, 2002 among Toymax, JAKKS and the selling stockholders named therein (39)
10.39	Termination and Replacement of Manufacturing Agreement dated March 11, 2002 among Toymax, Toymax (H.K.) Limited, Jauntiway Investments Limited, et al. (40)
10.40	Termination of Agency Agreements and Stock Options dated March 11, 2002 among Tai Nam Industrial Company Limited, David Ki Kwan Chu, Frances Shuk Kuen Leung, Toymax, et al. (41)
10.41	Registration Rights Agreement dated as of March 11, 2002 among JAKKS, Best Phase Limited, Hargo (Barbados) Limited, Harvey Goldberg and Steven A. Lebensfeld (42)
10.42	Termination of Employment Agreement dated March 11, 2002 among Steven Lebensfeld, Toymax and JAKKS (43)(*)
10.43	Employment Agreement dated as of March 11, 2002 between JAKKS and Steven Lebensfeld (44)(*)
10.44	Termination of Employment Agreement dated March 11, 2002 among Harvey Goldberg, 1515037 Ontario Ltd., Toymax and JAKKS (45)(*)
10.45	Consulting Agreement dated as of March 11, 2002 among JAKKS, 1515037 Ontario Ltd. and Harvey Goldberg (46)(*)
10.46	Agreement of Lease, dated April 7, 1997 for Toymax’s offices at 125E Bethpage Road, Plainview, New York(47)
10.46(A)	Amendment to Lease for Toymax’s offices at 125E Bethpage Road, Plainview, New York(48)
10.47	Toymax Amended and Restated Stock Option Plan(49)
21	Subsidiaries of the Company(50)
23	Consent of Pannell Kerr Forster, Certified Public Accountants, A Professional Corporation, Los Angeles, California(50)

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-KSB for its fiscal year ended December 31, 1996, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed November 7, 1997, and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed April 7, 1998, and incorporated herein by reference.

(6)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-KSB for its fiscal year ended December 31, 1997, and incorporated herein by reference.

(7)	Filed previously as Appendix A to the Company’s definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, filed June 23, 1998, and incorporated herein by reference.

(8)	Filed previously as exhibit 4.1.2 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-74717), filed March 19, 1999, and incorporated herein by reference.

(9)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed April 22, 1999, and incorporated herein by reference.

(10)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 9, 1999, and incorporated herein by reference.

(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed October 19, 1999, and incorporated herein by reference.

(12)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.

(13)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 3, 1999, and incorporated herein by reference.

(14)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.

(15)	Filed previously as exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.

(16)	Incorporated by reference to exhibit 2.1 of the Company’s Current Report on Form 8-K, filed August 11, 2000.

(17)	Incorporated by reference to exhibit 2.2 of the Company’s Current Report on Form 8-K, filed August 11, 2000.

(18)	Incorporated by reference to exhibit 2.3 of the Company’s Current Report on Form 8-K, filed August 11, 2000.

(19)	Incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(20)	Incorporated by reference to exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(21)	Incorporated by reference to exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(22)	Incorporated by reference to exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(23)	Incorporated by reference to exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(24)	Incorporated by reference to exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(25)	Incorporated by reference to exhibit 10.58 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed April 2, 2001.

(26)	Incorporated by reference to Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001.

(27)	Incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed November 14, 2001.

(28)	Incorporated by reference to exhibit 15(A) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(29)	Incorporated by reference to exhibit 15(B) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(30)	Incorporated by reference to exhibit 15(C) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(31)	Incorporated by reference to exhibit 15(D) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(32)	Incorporated by reference to exhibit 15(E) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(33)	Incorporated by reference to exhibit 15(F) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(34)	Incorporated by reference to exhibit 15(G) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(35)	Incorporated by reference to exhibit 15(H) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(36)	Incorporated by reference to exhibit 15(I) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(37)	Incorporated by reference to exhibit 1 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(38)	Incorporated by reference to exhibit 2 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(39)	Incorporated by reference to exhibit 3 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(40)	Incorporated by reference to exhibit 4 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(41)	Incorporated by reference to exhibit 5 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(42)	Incorporated by reference to exhibit 6 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(43)	Incorporated by reference to exhibit 7 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(44)	Incorporated by reference to exhibit 8 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc. filed March 20, 2002.

(45)	Incorporated by reference to exhibit 9 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(46)	Incorporated by reference to exhibit 10 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(47)	Incorporated by reference to Toymax’s Registration Statement on Form S-1 (No. 333-54522).

(48)	Incorporated by reference to Toymax’s Annual Report on Form 10-K for the year ended March 31, 1999.

(49)	Incorporated by reference to Toymax’s Registration Statement on Form S-8 (No. 333-54522).

(50)	Filed herewith.

(*)	Management contract or compensatory plan, contract or arrangement.

      (b) Reports on Form 8-K

      We did not file any Current Reports on Form 8-K during the fourth quarter of 2001.