Form 10-K/A
period 2001-12-31
JAKKS PACIFIC INC
filed 2002-04-16
CIK 1009829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Title of Class

Common Stock, $.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

      The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on April 16, 2002) is $390,716,222.

      The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock) is 19,668,787 (as of April 16, 2002).

Documents Incorporated by Reference

None.

JAKKS PACIFIC, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K/A

For the Fiscal Year ended December 31, 2001

Items in Form 10-K/A

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

Employees

      As of April 16, 2002, we employed 310 persons, all of whom are full-time employees, including four executive officers. Two hundred and twenty-three of our employees were located in the United States, 16 were located in the United Kingdom, 51 were located in Hong Kong and 20 were located in China. We believe that we have good relationships with our employees. None of our employees is represented by a union.

Environmental Issues

      We are subject to legal and financial obligations under environmental, health and safety laws in the United States and in other jurisdictions where we operate. We are not currently aware of any material environmental liabilities associated with any of our operations.

Item 2. Properties

      Our principal executive offices occupy approximately 17,000 square feet of space in Malibu, California under a lease expiring on February 28, 2008. We have a lease, expiring August 31, 2007, for approximately 11,000 square feet of additional office space in Malibu, California which contains our design offices. We lease showroom and office space of approximately 8,000 square feet at the International Toy Center in New York City. We also have leased office and showroom space of approximately 5,000 square feet in Hong Kong from which we oversee our China-based third-party manufacturing operations, 318,000 square feet of warehouse space in City of Industry, California, 10,000 square feet of office space in Surrey, England and approximately 100,000 square feet of warehouse space in New Brunswick, New Jersey. In connection with our acquisition of Toymax, we have assumed various leases for office, warehouse and showroom space. Relating to Toymax, we occupy approximately 27,000 square feet of office space in Plainview, New York under a lease expiring on April 30, 2004. We lease showroom and office space of approximately 14,500 square feet at the International Toy Center in New York City. We occupy approximately 25,000 square feet of office and warehouse space in Clinton, Connecticut under a lease expiring September 30, 2007 from which the operations of Toymax’s Go Fly a Kite division are carried out. We also lease an additional 4,800 square feet of office space in Hong Kong. We believe that our facilities in the United States, Hong Kong and England are adequate for our reasonably foreseeable future needs.

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

	Price Range of
	Common Stock

	High	Low

2000:
First quarter	$25.19	$13.94
Second quarter	25.00	13.25
Third quarter	20.75	9.00
Fourth quarter	10.56	7.00
2001:
First quarter	15.00	8.00
Second quarter	19.44	8.78
Third quarter	21.80	12.60
Fourth quarter	25.38	12.44
2002:
First quarter	23.70	15.85
Second quarter (through April 16, 2002)	23.49	17.60

      On April 16, 2002, the last sale price of our common stock reported on the Nasdaq National Market was $20.10 per share.

Security Holders

      As of April 16, 2002, there were approximately 104 holders of record of our common stock.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

     Allowances are deducted from the assets to which they apply, except for sales returns and allowances.

	Balance at	Charged to	Charged to			Balance
	Beginning of	Costs and	Other			at End
	Period	Expenses	Accounts		Deductions	of Period
Year ended December 31, 1999:
Allowance for:
Uncollectible accounts	$133,986	$1,287,208	$686,222		$220,042	$1,887,374
Reserve for potential product obsolescence	464,133	2,775,340	—		296,867	2,942,606
Reserve for sales returns and allowances	5,341,517	17,036,875	334,464		$7,394,855	15,318,001

	$5,939,636	$21,099,423	$1,020,686		$7,911,764	$20,147,981

Year ended December 31, 2000:
Allowance for:
Uncollectible accounts	$1,887,374	$2,270,611	$2,773,744	(a)	$3,920,027	$3,011,702
Reserve for potential product obsolescence	2,942,606	1,318,730	4,095,771	(b)	1,035,470	7,321,637
Reserve for sales returns and allowances	15,318,001	17,296,039	1,360,000	(c)	27,420,809	6,553,231

	$20,147,981	$20,885,380	$8,229,515		$32,376,306	$16,886,570

Year ended December 31, 2001:
Allowance for:
Uncollectible accounts	$3,011,702	$6,320,940	$—		$2,059,145	$7,273,497
Reserve for potential product obsolescence	7,321,637	1,039,005	—		5,770,543	2,590,099
Reserve for sales returns and allowances	6,553,231	25,190,259	—		26,790,611	4,952,879

	$16,886,570	$32,550,204	$—		$34,620,299	$14,816,475

(a)	Obligations assumed in conjunction with the acquisitions of Flying Colors and Pentech.

(b)	Fair market value adjustment for inventory acquired in connection with the acquisition of Pentech.

(c)	Obligation assumed in conjunction with the acquisition of Pentech.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers

      Our directors and executive officers are as follows:

Name	Age	Positions with the Company

Jack Friedman	62	Chairman and Chief Executive Officer
Stephen G. Berman	36	Chief Operating Officer, President, Secretary and Director
Joel M. Bennett	40	Executive Vice President and Chief Financial Officer
Michael L. Bianco, Jr.	44	Executive Vice President and Chief Merchandising Officer
David C. Blatte	37	Director
Robert E. Glick	55	Director
Michael G. Miller	53	Director
Murray L. Skala	55	Director

      Jack Friedman has been our Chairman and Chief Executive Officer since co-founding JAKKS with Mr. Berman in January 1995. Until December 31, 1998, he was also our President. From January 1989 until January 1995, Mr. Friedman was Chief Executive Officer, President and a director of THQ. From 1970 to 1989, Mr. Friedman was President and Chief Operating Officer of LJN Toys, Ltd., a toy and software company. After LJN was acquired by MCA/ Universal, Inc. in 1986, Mr. Friedman continued as President until his departure in late 1988. Mr. Friedman is a director of Toymax International, Inc.

      Stephen G. Berman has been our Chief Operating Officer and Secretary and one of our directors since co-founding JAKKS with Mr. Friedman in January 1995. Since January 1, 1999, he has also served as our President. From our inception until December 31, 1998, Mr. Berman was also our Executive Vice President. From October 1991 to August 1995, Mr. Berman was a Vice President and Managing Director of THQ International, Inc., a subsidiary of THQ. From 1988 to 1991, he was President and an owner of Balanced Approach, Inc., a distributor of personal fitness products and services. Mr. Berman is a director of Toymax International, Inc.

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

      David C. Blatte has been one of our directors since January 2001. From January 1993 to May 2000, Mr. Blatte was a Senior Vice President in the specialty retail group of the investment banking division of Donaldson, Lufkin and Jenrette Securities Corporation. Since May 2000, Mr. Blatte has been a principal in Catterton Partners, a private equity fund. Mr. Blatte is a director of Toymax International, Inc. and Case Logic, Inc., a privately-held consumer products company.

      Robert E. Glick has been one of our directors since October 1996. For more than 20 years, Mr. Glick has been an officer, director and principal stockholder in a number of privately-held companies which manufacture and market women’s apparel. Mr. Glick is a director of Toymax International, Inc.

      Michael G. Miller has been one of our directors since February 1996. From 1979 until May 1998, Mr. Miller was President and a director of several privately-held affiliated companies, including a list brokerage and list management consulting firm, a database management consulting firm, and a direct mail graphic and creative design firm. Mr. Miller’s interests in such companies were sold in May 1998. Since 1991, he has been President of an advertising company. Mr. Miller is a director of Toymax International, Inc.

      Murray L. Skala has been one of our directors since October 1995. Since 1976, Mr. Skala has been a partner of the law firm Feder, Kaszovitz, Isaacson, Weber, Skala, Bass & Rhine LLP, our general counsel. Mr. Skala is a director of Toymax International, Inc. and Traffix, Inc., a publicly-held company in the business of telecommunications services and entertainment.

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

      As of April 16, 2002, options to purchase 969,787 shares of our common stock under the Option Plan have been exercised, and options to purchase 2,427,287 shares of our common stock under the Option Plan remain outstanding. All the shares issuable upon exercise of outstanding options granted under the Option Plan are currently registered under the Securities Act.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information as of April 16, 2002 with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each Named Officer, and (4) all our directors and executive officers as a group.

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

      In April 2000, we loaned $1,500,000 to each of Jack Friedman and Stephen G. Berman. The entire principal amount of each loan is due on April 28, 2003 and, until repaid, interest thereon is payable semi-annually at the rate of 6.5% per annum. Mr. Berman’s indebtedness to us under his loan is secured by a deed of trust on certain real property. As of April 16, 2002, the outstanding principal balances of Mr. Friedman’s and Mr. Berman’s loans were $975,000 and $999,000, respectively. In May 2000, we loaned $250,000 to Joel M. Bennett. The entire principal amount of his loan, together with interest accrued thereon at the rate of 7.0% per annum, is due on May 12, 2002, except that, if he continues to be employed by us through such date, we will forgive all of his indebtedness to us under his loan. As of April 16, 2002, accrued interest to date on Mr. Bennett’s loan was $33,807. All three loans were made to assist our executive officers in meeting certain personal financial obligations.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this Annual Report on Form 10-K/A:

(1) Financial Statements (included in Item 8):

•	Independent Auditors’ Report

•	Consolidated Balance Sheets as of December 31, 2000 and 2001

•	Consolidated Statements of Operations for the years ended December 31, 1999, 2000 and 2001

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 1999, 2000 and 2001

•	Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001

•	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules (included in Item 8)

•	Schedule II — Valuation and Qualifying Accounts

(3) Exhibits

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company (1)
3.1.1	Certificate of Designation of 4% Redeemable Convertible Preferred Stock of the Company (4)
3.1.2	Certificate of Designation and Preferences of Series A Cumulative Convertible Preferred Stock of the Company (4)
3.1.3	Certificate of Elimination of All Shares of 4% Redeemable Convertible Preferred Stock of the Company (5)
3.1.4	Certificate of Amendment of Restated Certificate of Incorporation of the Company (11)
3.2	By-Laws of the Company (1)
3.2.1	Amendment to By-Laws of the Company (2)
10.1	Third Amended and Restated 1995 Stock Option Plan (7)(*)
10.1A	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (12)(*)
10.1B	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (15)(*)
10.1C	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (26)(*)
10.2	Employment Agreement between the Company and David A. Lipman dated December 27, 2001 (50)(*)
10.3	[RESERVED]
10.4	Employment Agreement between the Company and Jack Friedman dated as of July 1, 1999 (13)(*)
10.4.1	Amendment, dated as of February 7, 2000, to Employment Agreement between the Company and Jack Friedman (14)
10.5	Employment Agreement between the Company and Stephen G. Berman dated as of July 1, 1999 (13)(*)
10.5.1	Amendment, dated as of February 7, 2000, to Employment Agreement between the Company and Stephen G. Berman (14)
10.6	License Agreement with Titan Sports, Inc. dated October 24, 1995 (1)
10.6.1	Amendment to License Agreement with Titan Sports, Inc. dated April 22, 1996 (3)
10.6.2	Amendment to License Agreement with Titan Sports, Inc. dated January 21, 1997 (3)
10.6.3	Amendment to License Agreement with Titan Sports, Inc. dated December 3, 1997 (6)
10.6.4	Amendment to License Agreement with Titan Sports, Inc. dated January 29, 1998 (6)
10.6.5	Amendment to License Agreement with Titan Sports, Inc. dated June 24, 1998 (9)
10.6.6	Amendment to License Agreement with Titan Sports, Inc. dated February 11, 1999 (9)
10.7	International License Agreement with Titan Sports, Inc. dated February 10, 1997 (3)
10.7.1	Amendment to International License Agreement with Titan Sports, Inc. dated December 3, 1997 (6)
10.7.2	Amendment to International License Agreement with Titan Sports, Inc. dated January 29, 1998 (6)
10.8	Amended and Restated Employment Agreement dated July 12, 2001 between the Company and Michael Bianco (27)(*)
10.9	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (14)

Exhibit
Number	Description

10.10	Stock Purchase Agreement dated as of September 22, 1999 among the Company, Flying Colors Toys, Inc. and its Shareholders (11)
10.10.1	First Amendment dated as of September 30, 1999 to Stock Purchase Agreement (11)
10.11	Escrow Agreement dated as of September 30, 1999 among Joshua H. Pokempner, as agent, the Company and Bank One Trust Company, NA, as escrow agent (11)
10.12	Stock Purchase Warrant for 111,250 shares issued to Titan Sports, Inc. (10)
10.13	Agreement of Merger dated as of May 22, 2000 among the Company, JAKKS Acquisition II, Inc. and Pentech International Inc. (16)
10.14	First Amendment dated as of July 13, 2000 to Agreement of Merger (17)
10.15	Voting and Lock-Up Agreement dated May 22, 2000 among the Company and certain stockholders of Pentech International Inc. (18)
10.16	Term Note dated April 13, 2000 in the principal amount of $1,500,000 made by Jack Friedman payable to the order of the Company (19)
10.17	Installment Note dated April 26, 2000 in the principal amount of $1,500,000 made by Stephen Berman and Ana Berman payable to the order of the Company (20)
10.18	Deed of Trust dated April 26, 2000 made by Stephen Berman and Ana Berman in favor of First American Title Insurance Company, as Trustee (21)
10.19	Term Note dated May 12, 2000 in the principal amount of $250,000 made by Joel M. Bennett payable to the Company (22)
10.20	Employment Agreement dated as of January 1, 2000 between the Company and Joel M. Bennett (23)(*)
10.21	Second Amendment effective May 1, 2000 to Stock Purchase Agreement dated as of September 22, 1999 among the Company, Flying Colors Toys, Inc. and the former shareholders thereof (24)
10.22	Lease dated as of November 21, 2000 between Grand Avenue Venture, LLC and JP Ferrero Parkway, Inc. (25)
10.23	Loan Agreement dated as of October 12, 2001 among JAKKS, certain other Borrowers, the Lenders named therein and Bank of America, N.A., as Administrative Agent (28)
10.24	First Amendment to Loan Agreement and Consent and Waiver dated as of March 8, 2002 (29)
10.25	Security Agreement (Borrowers) dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (30)
10.26	Trademark Security Agreement dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (31)
10.27	Patent Security Agreement dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (32)
10.28	Pledge Agreement dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (33)
10.29	Lock Box Agreement dated as of October 12, 2001 among JAKKS, certain other Customers, Bank of America, as Administrative Agent, and the Lenders referred to therein (34)
10.30	Guaranty dated as of October 12, 2001 among the Domestic Subsidiaries named therein, Bank of America, as Administrative Agent, and the Lenders referred to therein (35)
10.31	Security Agreement dated as of October 12, 2001 among the Grantors named therein, Bank of America, N.A., as Administrative Agent, and the Lenders referred to therein (36)

Exhibit
Number	Description

10.32	Stock Purchase Agreement dated as of December 27, 2001 among the Company and the shareholders of Kidz Biz Limited and Kiz Biz Far East Limited (50)
10.33	Registration Rights Agreement dated as of December 27, 2001 among the Company, David S. Lipman, Marilyn Lipman and John Nimno (50)
10.34	Share Transfer Agreement dated as of December 30, 2001 between the Company and JAKKS Pacific (HK) Limited (50)
10.35	Amendment No. 1 to Share Transfer Agreement dated as of December 30, 2001 between the Company and JAKKS Pacific (HK) Limited (50)
10.36	Stock Purchase Agreement dated as of February 10, 2002 among JAKKS, Toymax and the Shareholders named therein (37)
10.37	Agreement of Merger dated as of February 10, 2002 among JAKKS, JP/TII Acquisition Corp. and Toymax (38)
10.38	Letter Agreement dated March 11, 2002 among Toymax, JAKKS and the selling stockholders named therein (39)
10.39	Termination and Replacement of Manufacturing Agreement dated March 11, 2002 among Toymax, Toymax (H.K.) Limited, Jauntiway Investments Limited, et al. (40)
10.40	Termination of Agency Agreements and Stock Options dated March 11, 2002 among Tai Nam Industrial Company Limited, David Ki Kwan Chu, Frances Shuk Kuen Leung, Toymax, et al. (41)
10.41	Registration Rights Agreement dated as of March 11, 2002 among JAKKS, Best Phase Limited, Hargo (Barbados) Limited, Harvey Goldberg and Steven A. Lebensfeld (42)
10.42	Termination of Employment Agreement dated March 11, 2002 among Steven Lebensfeld, Toymax and JAKKS (43)(*)
10.43	Employment Agreement dated as of March 11, 2002 between JAKKS and Steven Lebensfeld (44)(*)
10.44	Termination of Employment Agreement dated March 11, 2002 among Harvey Goldberg, 1515037 Ontario Ltd., Toymax and JAKKS (45)(*)
10.45	Consulting Agreement dated as of March 11, 2002 among JAKKS, 1515037 Ontario Ltd. and Harvey Goldberg (46)(*)
10.46	Agreement of Lease, dated April 7, 1997 for Toymax’s offices at 125E Bethpage Road, Plainview, New York(47)
10.46(A)	Amendment to Lease for Toymax’s offices at 125E Bethpage Road, Plainview, New York(48)
10.47	Toymax Amended and Restated Stock Option Plan(49)
21	Subsidiaries of the Company(51)
23	Consent of Pannell Kerr Forster, Certified Public Accountants, A Professional Corporation, Los Angeles, California(51)

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-KSB for its fiscal year ended December 31, 1996, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed November 7, 1997, and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed April 7, 1998, and incorporated herein by reference.

(6)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-KSB for its fiscal year ended December 31, 1997, and incorporated herein by reference.

(7)	Filed previously as Appendix A to the Company’s definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, filed June 23, 1998, and incorporated herein by reference.

(8)	Filed previously as exhibit 4.1.2 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-74717), filed March 19, 1999, and incorporated herein by reference.

(9)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed April 22, 1999, and incorporated herein by reference.

(10)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 9, 1999, and incorporated herein by reference.

(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed October 19, 1999, and incorporated herein by reference.

(12)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.

(13)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 3, 1999, and incorporated herein by reference.

(14)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.

(15)	Filed previously as exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.

(16)	Incorporated by reference to exhibit 2.1 of the Company’s Current Report on Form 8-K, filed August 11, 2000.

(17)	Incorporated by reference to exhibit 2.2 of the Company’s Current Report on Form 8-K, filed August 11, 2000.

(18)	Incorporated by reference to exhibit 2.3 of the Company’s Current Report on Form 8-K, filed August 11, 2000.

(19)	Incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(20)	Incorporated by reference to exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(21)	Incorporated by reference to exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(22)	Incorporated by reference to exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(23)	Incorporated by reference to exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(24)	Incorporated by reference to exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(25)	Incorporated by reference to exhibit 10.58 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed April 2, 2001.

(26)	Incorporated by reference to Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001.

(27)	Incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed November 14, 2001.

(28)	Incorporated by reference to exhibit 15(A) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(29)	Incorporated by reference to exhibit 15(B) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(30)	Incorporated by reference to exhibit 15(C) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(31)	Incorporated by reference to exhibit 15(D) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(32)	Incorporated by reference to exhibit 15(E) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(33)	Incorporated by reference to exhibit 15(F) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(34)	Incorporated by reference to exhibit 15(G) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(35)	Incorporated by reference to exhibit 15(H) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(36)	Incorporated by reference to exhibit 15(I) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(37)	Incorporated by reference to exhibit 1 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(38)	Incorporated by reference to exhibit 2 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(39)	Incorporated by reference to exhibit 3 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(40)	Incorporated by reference to exhibit 4 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(41)	Incorporated by reference to exhibit 5 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(42)	Incorporated by reference to exhibit 6 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(43)	Incorporated by reference to exhibit 7 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(44)	Incorporated by reference to exhibit 8 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc. filed March 20, 2002.

(45)	Incorporated by reference to exhibit 9 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(46)	Incorporated by reference to exhibit 10 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(47)	Incorporated by reference to Toymax’s Registration Statement on Form S-1 (No. 333-54522).

(48)	Incorporated by reference to Toymax’s Annual Report on Form 10-K for the year ended March 31, 1999.

(49)	Incorporated by reference to Toymax’s Registration Statement on Form S-8 (No. 333-54522).

(50)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2001, filed April 1, 2002, and incorporated by reference.

(51)	Filed herewith.

(*)	Management contract or compensatory plan, contract or arrangement.

      (b) Reports on Form 8-K

      We did not file any Current Reports on Form 8-K during the fourth quarter of 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2002

JAKKS PACIFIC, INC.

By:	/s/ JACK FRIEDMAN

Jack Friedman
Chairman and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JACK FRIEDMAN Jack Friedman	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 16, 2002

/s/ JOEL M. BENNETT Joel M. Bennett	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 16, 2002

/s/ STEPHEN G. BERMAN Stephen G. Berman	Director	April 16, 2002

/s/ DAVID C. BLATTE David C. Blatte	Director	April 16, 2002

/s/ ROBERT E. GLICK Robert E. Glick	Director	April 16, 2002

/s/ MICHAEL G. MILLER Michael G. Miller	Director	April 16, 2002

/s/ MURRAY L. SKALA Murray L. Skala	Director	April 16, 2002

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company (1)
3.1.1	Certificate of Designation of 4% Redeemable Convertible Preferred Stock of the Company (4)
3.1.2	Certificate of Designation and Preferences of Series A Cumulative Convertible Preferred Stock of the Company (4)
3.1.3	Certificate of Elimination of All Shares of 4% Redeemable Convertible Preferred Stock of the Company (5)
3.1.4	Certificate of Amendment of Restated Certificate of Incorporation of the Company (11)
3.2	By-Laws of the Company (1)
3.2.1	Amendment to By-Laws of the Company (2)
10.1	Third Amended and Restated 1995 Stock Option Plan (7)(*)
10.1A	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (12)(*)
10.1B	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (15)(*)
10.1C	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (26)(*)
10.2	Employment Agreement between the Company and David A. Lipman dated December 27, 2001 (50)(*)
10.3	[RESERVED]
10.4	Employment Agreement between the Company and Jack Friedman dated as of July 1, 1999 (13)(*)
10.4.1	Amendment, dated as of February 7, 2000, to Employment Agreement between the Company and Jack Friedman (14)
10.5	Employment Agreement between the Company and Stephen G. Berman dated as of July 1, 1999 (13)(*)
10.5.1	Amendment, dated as of February 7, 2000, to Employment Agreement between the Company and Stephen G. Berman (14)
10.6	License Agreement with Titan Sports, Inc. dated October 24, 1995 (1)
10.6.1	Amendment to License Agreement with Titan Sports, Inc. dated April 22, 1996 (3)
10.6.2	Amendment to License Agreement with Titan Sports, Inc. dated January 21, 1997 (3)
10.6.3	Amendment to License Agreement with Titan Sports, Inc. dated December 3, 1997 (6)
10.6.4	Amendment to License Agreement with Titan Sports, Inc. dated January 29, 1998 (6)
10.6.5	Amendment to License Agreement with Titan Sports, Inc. dated June 24, 1998 (9)
10.6.6	Amendment to License Agreement with Titan Sports, Inc. dated February 11, 1999 (9)
10.7	International License Agreement with Titan Sports, Inc. dated February 10, 1997 (3)
10.7.1	Amendment to International License Agreement with Titan Sports, Inc. dated December 3, 1997 (6)
10.7.2	Amendment to International License Agreement with Titan Sports, Inc. dated January 29, 1998 (6)
10.8	Amended and Restated Employment Agreement dated July 12, 2001 between the Company and Michael Bianco (27)(*)
10.9	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (14)

Exhibit
Number	Description

10.10	Stock Purchase Agreement dated as of September 22, 1999 among the Company, Flying Colors Toys, Inc. and its Shareholders (11)
10.10.1	First Amendment dated as of September 30, 1999 to Stock Purchase Agreement (11)
10.11	Escrow Agreement dated as of September 30, 1999 among Joshua H. Pokempner, as agent, the Company and Bank One Trust Company, NA, as escrow agent (11)
10.12	Stock Purchase Warrant for 111,250 shares issued to Titan Sports, Inc. (10)
10.13	Agreement of Merger dated as of May 22, 2000 among the Company, JAKKS Acquisition II, Inc. and Pentech International Inc. (16)
10.14	First Amendment dated as of July 13, 2000 to Agreement of Merger (17)
10.15	Voting and Lock-Up Agreement dated May 22, 2000 among the Company and certain stockholders of Pentech International Inc. (18)
10.16	Term Note dated April 13, 2000 in the principal amount of $1,500,000 made by Jack Friedman payable to the order of the Company (19)
10.17	Installment Note dated April 26, 2000 in the principal amount of $1,500,000 made by Stephen Berman and Ana Berman payable to the order of the Company (20)
10.18	Deed of Trust dated April 26, 2000 made by Stephen Berman and Ana Berman in favor of First American Title Insurance Company, as Trustee (21)
10.19	Term Note dated May 12, 2000 in the principal amount of $250,000 made by Joel M. Bennett payable to the Company (22)
10.20	Employment Agreement dated as of January 1, 2000 between the Company and Joel M. Bennett (23)(*)
10.21	Second Amendment effective May 1, 2000 to Stock Purchase Agreement dated as of September 22, 1999 among the Company, Flying Colors Toys, Inc. and the former shareholders thereof (24)
10.22	Lease dated as of November 21, 2000 between Grand Avenue Venture, LLC and JP Ferrero Parkway, Inc. (25)
10.23	Loan Agreement dated as of October 12, 2001 among JAKKS, certain other Borrowers, the Lenders named therein and Bank of America, N.A., as Administrative Agent (28)
10.24	First Amendment to Loan Agreement and Consent and Waiver dated as of March 8, 2002 (29)
10.25	Security Agreement (Borrowers) dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (30)
10.26	Trademark Security Agreement dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (31)
10.27	Patent Security Agreement dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (32)
10.28	Pledge Agreement dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (33)
10.29	Lock Box Agreement dated as of October 12, 2001 among JAKKS, certain other Customers, Bank of America, as Administrative Agent, and the Lenders referred to therein (34)
10.30	Guaranty dated as of October 12, 2001 among the Domestic Subsidiaries named therein, Bank of America, as Administrative Agent, and the Lenders referred to therein (35)
10.31	Security Agreement dated as of October 12, 2001 among the Grantors named therein, Bank of America, N.A., as Administrative Agent, and the Lenders referred to therein (36)

Exhibit
Number	Description

10.32	Stock Purchase Agreement dated as of December 27, 2001 among the Company and the shareholders of Kidz Biz Limited and Kiz Biz Far East Limited (50)
10.33	Registration Rights Agreement dated as of December 27, 2001 among the Company, David S. Lipman, Marilyn Lipman and John Nimno (50)
10.34	Share Transfer Agreement dated as of December 30, 2001 between the Company and JAKKS Pacific (HK) Limited (50)
10.35	Amendment No. 1 to Share Transfer Agreement dated as of December 30, 2001 between the Company and JAKKS Pacific (HK) Limited (50)
10.36	Stock Purchase Agreement dated as of February 10, 2002 among JAKKS, Toymax and the Shareholders named therein (37)
10.37	Agreement of Merger dated as of February 10, 2002 among JAKKS, JP/TII Acquisition Corp. and Toymax (38)
10.38	Letter Agreement dated March 11, 2002 among Toymax, JAKKS and the selling stockholders named therein (39)
10.39	Termination and Replacement of Manufacturing Agreement dated March 11, 2002 among Toymax, Toymax (H.K.) Limited, Jauntiway Investments Limited, et al. (40)
10.40	Termination of Agency Agreements and Stock Options dated March 11, 2002 among Tai Nam Industrial Company Limited, David Ki Kwan Chu, Frances Shuk Kuen Leung, Toymax, et al. (41)
10.41	Registration Rights Agreement dated as of March 11, 2002 among JAKKS, Best Phase Limited, Hargo (Barbados) Limited, Harvey Goldberg and Steven A. Lebensfeld (42)
10.42	Termination of Employment Agreement dated March 11, 2002 among Steven Lebensfeld, Toymax and JAKKS (43)(*)
10.43	Employment Agreement dated as of March 11, 2002 between JAKKS and Steven Lebensfeld (44)(*)
10.44	Termination of Employment Agreement dated March 11, 2002 among Harvey Goldberg, 1515037 Ontario Ltd., Toymax and JAKKS (45)(*)
10.45	Consulting Agreement dated as of March 11, 2002 among JAKKS, 1515037 Ontario Ltd. and Harvey Goldberg (46)(*)
10.46	Agreement of Lease, dated April 7, 1997 for Toymax’s offices at 125E Bethpage Road, Plainview, New York(47)
10.46(A)	Amendment to Lease for Toymax’s offices at 125E Bethpage Road, Plainview, New York(48)
10.47	Toymax Amended and Restated Stock Option Plan(49)
21	Subsidiaries of the Company(51)
23	Consent of Pannell Kerr Forster, Certified Public Accountants, A Professional Corporation, Los Angeles, California(51)

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-KSB for its fiscal year ended December 31, 1996, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed November 7, 1997, and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed April 7, 1998, and incorporated herein by reference.

(6)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-KSB for its fiscal year ended December 31, 1997, and incorporated herein by reference.

(7)	Filed previously as Appendix A to the Company’s definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, filed June 23, 1998, and incorporated herein by reference.

(8)	Filed previously as exhibit 4.1.2 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-74717), filed March 19, 1999, and incorporated herein by reference.

(9)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed April 22, 1999, and incorporated herein by reference.

(10)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 9, 1999, and incorporated herein by reference.

(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed October 19, 1999, and incorporated herein by reference.

(12)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.

(13)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 3, 1999, and incorporated herein by reference.

(14)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.

(15)	Filed previously as exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.

(16)	Incorporated by reference to exhibit 2.1 of the Company’s Current Report on Form 8-K, filed August 11, 2000.

(17)	Incorporated by reference to exhibit 2.2 of the Company’s Current Report on Form 8-K, filed August 11, 2000.

(18)	Incorporated by reference to exhibit 2.3 of the Company’s Current Report on Form 8-K, filed August 11, 2000.

(19)	Incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(20)	Incorporated by reference to exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(21)	Incorporated by reference to exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(22)	Incorporated by reference to exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(23)	Incorporated by reference to exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(24)	Incorporated by reference to exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(25)	Incorporated by reference to exhibit 10.58 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed April 2, 2001.

(26)	Incorporated by reference to Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001.

(27)	Incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed November 14, 2001.

(28)	Incorporated by reference to exhibit 15(A) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(29)	Incorporated by reference to exhibit 15(B) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(30)	Incorporated by reference to exhibit 15(C) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(31)	Incorporated by reference to exhibit 15(D) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(32)	Incorporated by reference to exhibit 15(E) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(33)	Incorporated by reference to exhibit 15(F) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(34)	Incorporated by reference to exhibit 15(G) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(35)	Incorporated by reference to exhibit 15(H) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(36)	Incorporated by reference to exhibit 15(I) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(37)	Incorporated by reference to exhibit 1 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(38)	Incorporated by reference to exhibit 2 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(39)	Incorporated by reference to exhibit 3 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(40)	Incorporated by reference to exhibit 4 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(41)	Incorporated by reference to exhibit 5 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(42)	Incorporated by reference to exhibit 6 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(43)	Incorporated by reference to exhibit 7 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(44)	Incorporated by reference to exhibit 8 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc. filed March 20, 2002.

(45)	Incorporated by reference to exhibit 9 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(46)	Incorporated by reference to exhibit 10 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(47)	Incorporated by reference to Toymax’s Registration Statement on Form S-1 (No. 333-54522).

(48)	Incorporated by reference to Toymax’s Annual Report on Form 10-K for the year ended March 31, 1999.

(49)	Incorporated by reference to Toymax’s Registration Statement on Form S-8 (No. 333-54522).

(50)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2001, filed April 1, 2002, and incorporated herein by reference.

(51)	Filed herewith.

(*)	Management contract or compensatory plan, contract or arrangement.

      (b) Reports on Form 8-K

      We did not file any Current Reports on Form 8-K during the fourth quarter of 2001.