Form 10-Q
period 2002-03-31
JAKKS PACIFIC INC
filed 2002-05-03
CIK 1009829

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ______________

Commission file number: 0-28104

JAKKS Pacific, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4527222 (I.R.S. Employer Identification No.)

22619 Pacific Coast Highway Malibu, California (Address of principal executive offices)	90265 (Zip Code)

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

Yes [X]          No [   ]

The number of shares outstanding of the issuer’s common stock is 19,668,787 (as of May 3, 2002).

JAKKS PACIFIC, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2002

ITEMS IN FORM 10-Q

		PAGE

Facing page
Part I	FINANCIAL INFORMATION
Item 1	Financial Statements.
	Condensed consolidated balance sheets —
	December 31, 2001 and March 31, 2002 (unaudited)	3
	Condensed consolidated statements of operations for the three months
	ended March 31, 2001 and 2002 (unaudited)	4
	Condensed consolidated statements of cash flows for the three months ended
	March 31, 2001 and 2002 (unaudited)	5
	Notes to condensed consolidated financial statements (unaudited)	6
Item 2	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	8
Item 3	Quantitative and Qualitative Disclosures About Market Risk	13
Part II	OTHER INFORMATION
Item 1	Legal Proceedings	None
Item 2	Changes in Securities and Use of Proceeds	None
Item 3	Defaults Upon Senior Securities	None
Item 4	Submission of Matters to a Vote of Security Holders	None
Item 5	Other Information	None
Item 6	Exhibits and Reports on Form 8-K	14
Signatures		15

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

ASSETS

	December 31, 2001	March 31, 2002

	(*)	(unaudited)
Current assets
Cash and cash equivalents	$25,036,203	$14,937,184
Marketable securities	37,119,071	16,705,506
Accounts receivable, net	52,888,452	65,999,551
Inventory, net	32,023,960	39,641,751
Prepaid expenses and other current assets	6,726,847	7,367,573

Total current assets	153,794,533	144,651,565

Office furniture and equipment	5,305,212	4,873,797
Molds and tooling	26,355,861	28,520,311
Leasehold improvements	1,854,501	2,237,883

Total	33,515,574	35,631,991
Less accumulated depreciation and amortization	17,762,905	19,377,915

Property and equipment, net	15,752,669	16,254,076
Deferred income taxes	—	13,743,777
Notes Receivable—Officers	2,224,000	2,224,000
Investment in joint venture	7,893,312	4,166,705
Goodwill, net	89,863,415	134,040,200
Trademarks, net	11,567,679	11,567,679
Intangibles and deposits, net	2,945,075	4,055,830

Total assets	$284,040,683	$330,703,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$35,714,430	$56,355,932
Income taxes payable	1,570,973	6,257,632
Current portion of long term debt	22,560	31,631

Total current liabilities	37,307,963	62,645,195

Long term debt, net of current portion	72,510	76,064
Deferred income taxes	2,256,817	2,207,429

Total liabilities	39,637,290	64,928,688

Contingency
Minority interest	—	4,885,322
Stockholders’ equity
Common stock, $.001 par value; 25,000,000 shares authorized; 20,320,354 and 21,162,387 shares issued, respectively	20,320	21,162
Additional paid-in capital	168,114,819	182,444,305
Treasury stock, at cost; 1,493,600 and 1,493,600 shares, respectively	(12,911,483)	(12,911,483)
Retained earnings	89,179,737	91,335,838

Total stockholders’ equity	244,403,393	260,889,822

Total liabilities and stockholders’ equity	$284,040,683	$330,703,832

See accompanying notes to condensed consolidated financial statements.

(*) Derived from audited financial statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2001 and 2002 (Unaudited)

	Three Months Ended March 31,

	2001	2002

Net sales	$59,961,872	$59,895,490
Cost of sales	35,494,184	33,425,639

Gross profit	24,467,688	26,469,851
Selling, general and administrative expenses	16,894,201	18,428,921
Acquisition shut-down costs	306,633	6,621,497

Income from operations	7,266,854	1,419,433
Profit from joint venture	(727,616)	(1,296,695)
Interest, net	(485,506)	(268,595)

Income before provision for income taxes and minority interest	8,479,976	2,984,723
Provision for income taxes	2,459,193	805,875

Income before minority interest	6,020,783	2,178,848
Minority interest	—	22,747

Net income	$6,020,783	$2,156,101

Earnings per share — basic	$0.33	$0.11

Earnings per share — diluted	$0.32	$0.11

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2001 and 2002 (Unaudited)

	Three Months Ended March 31,

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,020,783	$2,156,101

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	3,062,355	2,426,564
Earned Compensation from stock option grants	236,385	809,164
Profit from joint venture	8,513,468	3,726,607
Minority interest	—	22,747
Change in operating assets and liabilities
Accounts receivable	(5,668,650)	891,557
Inventory	765,522	1,168,531
Prepaid expenses and other current assets	422,058	723,335
Accounts payable and accrued expenses	(4,579,943)	70,253
Income taxes payable	1,598,014	1,667,557
Deferred income taxes	(700,000)	(401,149)
Marketable securities	(13,703,581)	20,413,565

Total adjustments	(10,054,372)	31,518,731

Net cash provided (used) by operating activities	(4,033,589)	33,674,832

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for toy business net assets acquired	—	(43,859,664)
Purchase of property and equipment	(1,139,246)	(1,255,357)
Other assets	30,953	(45,202)
Repayment of Notes receivable from officers	125,000	—

Net cash used by investing activities	(983,293)	(45,160,223)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options and warrants exercised	132,863	1,388,537
Repayment of long term debt	(100,000)	(2,165)

Net cash provided by financing activities	32,863	1,386,372

Net decrease in cash and cash equivalents	(4,984,019)	(10,099,019)
Cash and cash equivalents, beginning of period	29,275,424	25,036,203

Cash and cash equivalents, end of period	$24,291,405	$14,937,184

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$535,443	$124,842

Interest	$22,221	$74,228

Non cash investing and financing activity:
In March 2002, the Company issued 646,384 shares of its common stock valued at approximately $12.1 million in connection with the acquisition of Toymax.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2002

Note 1 — Basis of presentation

The accompanying 2001 and 2002 unaudited interim condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in our Form 10-K/A, which contains financial information for the three years in the period ended December 31, 2001.

The information provided in this report reflects all adjustments (consisting solely of normal recurring accruals) that are, in the opinion of management, necessary to present fairly the results of operations for this period. The results for this period are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries.

Basic earnings per share has been computed using the weighted average number of common shares. Diluted earnings per share has been computed using the weighted average number of common shares and common share equivalents (which consist of warrants and options, to the extent they are dilutive).

Note 2 — Business Segments

      JAKKS Pacific is a worldwide producer and marketer of children’s toys and related products, principally engaged in the design, development, production and marketing of traditional toys, including boys action figures, vehicles and playsets, craft and activity products, writing instruments, compounds, girls toys, and infant and preschool toys. Our reportable segments are North America Toys, International and Other.

      The North America Toys segment, which includes the United States and Canada, and the International toy segment, which includes sales to non-North American markets, include the design, development, production and marketing of children’s toys and related products. We also have an additional segment classified as Other, which sells various products to the specialty markets in the United States.

      Segment performance is measured at the operating income level. All sales are made to external customers, and general corporate expenses have been attributed to the North America Toy segment, which is a dominant segment. Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

      Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three months ended March 31, 2001 and 2002 are as follows:

	Three Months Ended March 31,

	2001	2002

Net Sales
North America Toys	$56,169,511	$51,720,147
International	3,495,059	8,035,639
Other	297,302	139,704

	$59,961,872	$59,895,490

	Three Months Ended March 31,

	2001	2002

Operating Income
North America Toys	$6,807,253	$1,225,690
International	423,570	190,433
Other	36,030	3,310

	$7,266,854	$1,419,433

	March 31,

	2001	2002

Assets
North America Toys	$235,460,650	$285,564,923
International	14,651,164	44,367,556
Other	1,246,281	771,353

	$251,358,095	$330,703,832

Note 3 — Inventories

Inventories include the ex-factory cost of goods and in-bound freight and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31,	March 31,
	2001	2002

Deposits and raw materials	$318,999	$390,508
Finished goods	31,704,961	39,251,243

	$32,023,960	$39,641,751

Note 4 — Credit Facility

     In October 2001, we entered into a loan agreement with a consortium of banks led by Bank of America, N.A. This agreement expires on October 12, 2004 and permits us to borrow (and maintain obligations under outstanding letters of credit) up to an aggregate of $50,000,000. Available borrowings under the facility are determined by applying specified advance rates to eligible domestic accounts receivable and inventory.

     We are required to not have any outstanding borrowings in excess of $30,000,000 for a period of at least 30 consecutive days during this first fiscal quarter of each year of the agreement.

     This Credit facility is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which limit the ability for us to incur additional indebtedness, pay dividends or make other distributions, sell assets and enter into certain mergers or acquisitions. Amounts outstanding under this credit facility bears interest at 0.25% plus the greater of the Prime Rate or Federal Funds Rate plus 0.5%, and is subject to change based on certain financial ratios. As of March 31, 2002, we had no outstanding borrowings.

Note 5 — Earnings per share

     The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	THREE MONTHS ENDED MARCH 31,

	2001			2002

		WEIGHTED			WEIGHTED
		AVERAGE			AVERAGE
	INCOME	SHARES	PER-SHARE	INCOME	SHARES	PER-SHARE

Earnings per share — basic Income available to common stockholders	$6,020,783	18,007,601	$0.33	$2,156,101	19,016,826	$0.11

Effect of dilutive securities Options and warrants	—	912,866		—	1,219,439

Earnings per share — diluted Income available to common stockholders plus assumed exercises	$6,020,783	18,920,467	$0.32	$2,156,101	20,236,265	$0.11

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2002

Note 6 — Common stock and preferred stock

     We have 26,000,000 authorized shares of stock consisting of 25,000,000 shares of $.001 par value common stock and 1,000,000 shares of $.001 par value preferred stock.

      On March 11, 2002, we issued 646,384 shares of our common stock in connection with our acquisition of a controlling interest in Toymax International, Inc. (Toymax).

      In December 2001, we issued 308,992 shares of our common stock in connection with our acquisition of Kidz Biz Limited (Kidz Biz).

Note 7 — Acquisitions

     In October 1999, we acquired all of the stock of Flying Colors Toys, Inc. (Flying Colors) for approximately $52.9 million. Consideration paid at closing was in cash. Contingent consideration includes an earn-out in an amount of up to $4.5 million in each of the three 12-month periods following the closing, if gross profits of Flying Colors branded products achieve certain prescribed levels in each of such periods. The maximum earn-out of $4.5 million for each of the earn-out periods ended September 30, 2000 and 2001 was earned by the sellers. The paid earn-outs have been recorded primarily as goodwill.

      In December 2001, we acquired all of the outstanding capital stock of Kidz Biz Limited (Kidz Biz), a United Kingdom company, and an affiliated Hong Kong company, Kidz Biz Far East Limited, for an aggregate purchase price of approximately $12.4 million. Total consideration was paid on the closing of the transaction in cash in the amount of $6.4 million and the issuance of 308,992 shares of our common stock at a value of $6.0 million. In addition, we agreed to pay an earn-out for each of 2002, 2003, 2004 and 2005, based on the year over year increase in Kidz Biz sales, payable by delivery of up to 25,749 shares of our common stock.

     On March 11, 2002, we acquired 8,100,065 shares of common stock of Toymax primarily from four of its stockholders, which, with the 132,754 shares we previously purchased in the open market for approximately $227,000, represents approximately 66.8% of its outstanding shares. Consideration paid for the stock was approximately $3.00 in cash and .0798 shares of our common stock per share of Toymax stock, for an aggregate purchase price of approximately $24,300,000 in cash and 646,384 shares of our common stock. The second phase of the acquisition is expected to be completed by the end of the second quarter of 2002, when we will purchase the remaining approximately 4,100,000 outstanding shares of Toymax in a merger transaction. Consideration to be paid will be $3.00 in cash and .0798 shares of our common stock, subject to adjustment based on the average closing price of our common stock for a 10-day period prior to the closing date of the merger.

The following unaudited pro forma information represents our consolidated results of operations as if the acquisitions of Kidz Biz and Toymax had occurred on January 1, 2001 and after giving effect to certain adjustments including the elimination of other income and expense items not attributable to on-going operations, interest and depreciation expense, and related tax effects. Such pro forma information does not purport to be indicative of operating results that would have been reported had the acquisitions of Kidz Biz and Toymax occurred on January 1, 2001 or future operating results.

	Three Months Ended March 31,

	2001	2002

Net Sales	$80,585,982	$68,554,038

Net income (loss)	$3,031,015	$(1,075,590)

Earnings (loss) per share — basic	$.16	$(.06)

Weighted average shares outstanding — basic	18,962,977	19,517,955

Earnings (loss) per share — diluted	$.15	$(.06)

Weighted average shares and equivalents outstanding — diluted	19,875,843	19,517,955

Note 8 — Notes Receivable From Officers

     As of March 31, 2002, there were notes receivable from two of our officers totaling $1,974,000 issued at interest rates of 6.5% each, with interest payable on each April 28 and October 28 of each year, and principal payable at maturity on April 28, 2003. Additionally, there is a third note receivable from an officer for $250,000 issued at an interest rate of 7.0%, with interest and principal payable at maturity on May 12, 2002, except that all indebtedness under the loan will be forgiven if employment continues through such date.

Note 9 — Litigation

     In March 2001, Rose Art Industries, Inc. and Licensing International, Ltd. commenced an action against the Company in the United States District Court for the District of New Jersey in which they allege the Company’s willful infringement of a patent owned by Licensing International and licensed to Rose Art through the Company’s production and sale of Zyrofoam modeling compound. The plaintiffs seek injunctive relief, monetary damages in an unspecified amount, together with interest thereon, and reasonable attorneys’ fees. We believe that their claims are without merit and intend vigorously to defend against their action. In April 2001, we filed an answer to their complaint in which we assert various defenses and counterclaims, including among others that their patent is invalid and unenforceable and that, in any case, the manufacture, use and sale of our product does not infringe their patent. In our answer, we also allege Rose Art’s infringement of one of our patents and seek injunctive relief, monetary damages in an unspecified amount and reasonable attorneys’ fees. While these proceedings are in the discovery phase, the parties have been actively engaged in negotiations to resolve the disputed issues and have agreed in principle on the terms of a comprehensive settlement, which we expect will not have a material effect on our business, financial condition or results of operations. We are a party to, and certain property is the subject of, various pending claims and legal proceedings that routinely arise in the ordinary course of business, but we do not believe that any of these claims or proceedings will have a material effect on our business, financial condition or results of operations.

Note 10 — Recent Accounting Pronouncements

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 is effective for business combinations initiated after June 30, 2001. SFAS 141 requires that all business combinations completed after its adoption be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 was effective for us on January 1, 2002 and primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. With our adoption of SFAS 142, goodwill and other intangible assets are no longer amortized and will be tested for impairment at least annually at the reporting unit level. As of March 31, 2002, there was no impairment to the underlying value of the assets.

     The effect of adoption of SFAS No. 142 on the reported net income for the current and comparative prior period is as follows:

	For Three Months Ended March 31,

	2001	2002

Reported net income	$6,020,783	$2,156,101
Add back: Amortization of goodwill, net of tax effect	535,165	—

Net income, as adjusted	$6,555,948	$2,156,101

Earnings per share — basic:
Reported net income	$.33	$.11
Add back, Amortization of goodwill, net of tax effect	.03	—

Net income, as adjusted	$.36	$.11

Earnings per share — diluted:
Reported net income	$.32	$.11
Add back: Amortization of goodwill, net of tax effect	.03	—

Net income, as adjusted	$.35	$.11

Note 11 — Subsequent Event

     On April 23, 2002, we filed a registration statement with the Securities and Exchange Commission on Form S-3, pursuant to which we propose to issue and sell 3,000,000 shares of our common stock in a public offering. We have also granted the underwriters the option to sell an additional 525,000 shares of our common stock to cover over-allotments, if any.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and Notes thereto which appear elsewhere herein.

OVERVIEW

     JAKKS was founded to design, develop, produce and market children’s toys and related products. We commenced business operations in 1995 when we assumed operating control over the toy business of Justin Products, which consisted primarily of fashion dolls and accessories and electronic products for children.

     One of our key strategies has been to grow through the acquisition or licensing of product lines, concepts and characters. Since our founding, we expanded our product lines to include many diverse products including some based on licensed characters and properties, such as World Wrestling Federation action figures and accessories.

     We acquired Road Champs with its line of die-cast collectible and toy vehicles in February 1997. In October 1997, we acquired the Child Guidance trademark for infant and pre-school electronic products and the Remco trademark for toy vehicles. In June 1999, we acquired Berk with its lines of educational toy foam puzzle mats and activity sets. In October 1999, we acquired Flying Colors, whose product lines include licensed and non-licensed activity kits, play clay compound playsets and lunch boxes as well as other related products. In July 2000, we acquired Pentech whose product lines include pens, markers, pencils, and other writing instruments, crafts and activity kits, and related stationery products.

      On March 11, 2002, we acquired a controlling interest in Toymax International, Inc. (Toymax), a developer and marketer of toys and related products, including brand name products such as Laser Challenge, Creepy Crawlers, Funnoodle and Go Fly a Kite. These product lines further diversify, as well as complement our own product lines, and we expect to benefit from efficiencies through combining our operations. We anticipate acquiring the remainder of Toymax in a merger transaction, subject to certain conditions, including the approval of its stockholders.

     Our products currently include (1) action figures and accessories featuring licensed characters, principally from the World Wrestling Federation license, (2) Flying Colors molded plastic activity sets, clay compound playsets and lunch boxes, (3) Wheels division products, including Road Champs die-cast collectible and toy vehicles and Remco toy vehicles and role-play toys and accessories, (4) Child Guidance infant and pre-school electronic toys, educational toy foam puzzle mats and blocks, activity sets and outdoor products, (5) Pentech pens, markers, pencils, and other writing instruments and craft products, (6) fashion and mini dolls and related accessories, (7) Toymax activity products, radio controlled vehicles and other electronic toys, (8) Funnoodle pool and outdoor toys, and (9) Go Fly a Kite kites, weather vanes and related products.

     We employ a staff of designers for all of our product lines. We occasionally acquire products or product concepts from others or engage unaffiliated third parties to develop our own products, thus minimizing operating costs. Royalties payable to our developers generally range from 1% to 6% of the wholesale price for each unit of a product sold by us. We expect that outside inventors will continue to be a source of new products in the future. We also generate internally new product concepts, for which we pay no royalties.

     In June 1998, we formed a joint venture with THQ Inc., a developer, publisher and distributor of interactive entertainment software, and the joint venture licensed the rights from World Wrestling Federation Entertainment to publish World Wrestling Federation electronic video game software on all platforms. The first games produced under this license were released in November 1999. Through June 30, 2006, we are entitled to receive a guaranteed preferred return at varying rates on the net sales of the video games depending on the cumulative unit sales and hardware platform of each particular game, and THQ is entitled to receive the balance of the profits generated by the joint venture. After June 30, 2006, the amount of our preferred return from the joint venture will be subject to renegotiation between THQ and us. The minimum preferred return to be distributed to us by the joint venture in each of the years in the period ending December 31, 2003 is $2.6 million per year. We expect our aggregate return over this period to be significantly in excess of this amount, although we cannot predict with certainty that expected levels of return will be achieved and, in any case, we anticipate substantial fluctuations in the amount of the preferred return distributed to us from year to year.

     We contract the manufacture of most of our products to unaffiliated manufacturers located in China. We sell a substantial portion of the finished products on a letter of credit basis or on open account to our customers, who take title to the goods in Hong Kong. These methods allow us to reduce certain operating costs and working capital requirements. A portion of our sales, primarily sales of our Road Champs, Flying Colors and Pentech products, originate in the United States, so we hold certain inventory in our warehouse and fulfillment facilities. In addition, we hold inventory of other products from time to time in support of promotions or other domestic programs with retailers. To date, substantially all of our sales have been to domestic customers. We intend to expand distribution of our products into foreign territories and, accordingly, we have (1) acquired Kidz Biz, a United Kingdom based distributor of toys and related products that will serve as our European headquarters, (2) engaged representatives to oversee sales in certain territories, such as Funtastic Ltd. in Australia, (3) engaged distributors in certain territories, and (4) established direct relationships with retailers in certain territories.

     We establish reserves for sales allowances, including promotional allowances and allowances for anticipated defective product returns at the time of shipment. The reserves are determined as a percentage of net sales based upon either historical experience or on estimates or programs agreed upon by our customers.

     Our cost of sales consists primarily of the cost of goods produced for us by unaffiliated third-party manufacturers, royalties earned by licensors on the sale of these goods and amortization of the tools, dies and molds owned by us that are used in the manufacturing process. Other costs include inbound freight and provisions for obsolescence. Significant factors affecting our cost of sales as a percentage of net sales include (1) the proportion of net sales generated by various products with disparate gross margins, (2) the proportion of net sales made domestically, which typically carry higher gross margins than sales made in Hong Kong, (3) the proportion of net sales generated by various products with varying royalty rates to non-royalty proprietary items, and (4) the effect of amortizing the fixed cost components of cost of sales, primarily amortization of tools, dies and molds, over varying levels of net sales.

     Selling, general and administrative expenses include costs directly associated with the selling process, such as sales commissions, advertising and travel expenses, as well as general corporate expenses, goodwill and trademark amortization and product development. We have recorded goodwill of approximately $134.0 million and trademarks of approximately $11.6 million in connection with acquisitions made to date. Through December 31, 2001, goodwill was being amortized over a 30-year period, while trademark acquisition costs were being amortized over periods ranging from 5 to 30 years. Beginning in fiscal 2002, goodwill and certain intangible assets will not be amortized and will be written down on an impairment basis where losses in value will be recorded when and as material impairment has occurred in the underlying assets.

RESULTS OF OPERATIONS

     The following unaudited table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	THREE MONTHS ENDED
	MARCH 31,

	2001	2002

Net sales	100.0%	100.0%
Cost of sales	59.2	55.8

Gross profit	40.8	44.2
Selling, general and administrative expenses	28.2	30.7
Acquisition shut-down costs	0.5	11.1

Income from operations	12.1	2.4
Profit from joint venture	(1.2)	(2.2)
Interest, net	(0.8)	(0.4)

Income before income taxes and minority interest	14.1	5.0
Provision for income taxes	4.1	1.4

Income before minority interest	10.0	3.6

Minority interest	—	—
Net income	10.0%	3.6%

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

     Net Sales. Net sales were $59.9 million in 2002 compared to $60.0 million in 2001. The contribution to net sales by Toymax and the continuing growth in sales of our Flying Colors and Pentech products was offset in part by a decrease in sales of our Wheels division, consisting primarily of our Road Champs die-cast toy and collectible vehicles with its extreme sports products.

     Gross Profit. Gross profit increased $2.0 million, or 8.2%, to $26.5 million, or 44.2% of net sales, in 2002 from $24.5 million, or 40.8% of net sales, in 2001. The overall increase in gross profit was attributable to the increase in our gross profit margin. The increase in gross profit margin of 3.4% of net sales is attributed to the decrease in royalty expense as a percentage of net sales due to changes in the product mix resulting from the sale of more products with lower royalty rates or proprietary products with no royalties, which was partially offset by an increase in amortization expense of molds and tools used in the manufacture of our products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $18.4 million in 2002 and $16.9 million in 2001, constituting 30.7% and 28.2% of net sales, respectively. The overall increase of $1.5 million in such costs was due to costs incurred in support of our Kidz Biz and Toymax acquisitions and increased media buys for our Flying Colors products, though offset in part by a decrease in Goodwill amortization expense based on the implementation of SFAS 142. We produced and aired television commercials in support of several of our products, including World Wrestling Federation action figures and Flying Colors products, in 2001 and 2002. From time to time, we may increase our advertising efforts, if we deem it appropriate for particular products.

     Acquisition Shut-down Costs. Acquisition shut-down costs in 2002 relate to shut-down costs, including lease termination, fixed asset abandonment and other costs, of certain operations of Toymax and Kidz Biz, and such costs in 2001 relate to shut-down costs of certain operations of Pentech, acquired in 2000. Operations impacted by these shut-downs were sales, design, distribution and administration. The integration of Pentech was completed in 2001 and the integration of Toymax and Kidz Biz is expected to be completed by the end of 2002.

     The components of the acquisition shut-down costs are as follows:

	Balance			Balance
	December 31, 2001	Accrual	Actual	March 31, 2002

Lease abandonment costs	$—	$5,801,980	$—	$5,801,980
Fixed asset write-off	—	260,142	(260,142)	—
Other	—	559,375	(144,000)	415,375

Total acquisition shut-down costs	$—	$6,621,497	$(404,142)	$6,217,355

     Profit from Joint Venture. Profit from joint venture increased by $0.5 million in 2002 because the joint venture had sales of only carryover titles in 2001 compared to releasing a new Microsoft Xbox title in addition to having sales of carryover titles in 2002. New releases typically generate higher unit sales resulting in higher overall sales as compared to carryover titles.

     Interest, Net. We had lower average cash balances during 2002 than in 2001 due to the disbursements in 2002 related to the acquisition of Toymax and disbursements at the end of fiscal 2001 related to the acquisition of Kidz Biz.

     Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 2001 and 2002, at effective tax rates of 29.0% in 2001 and 27.0% in 2002, benefiting from a flat 16.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong. As of March 31, 2002, we had deferred tax assets of approximately $13.7 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In making this determination, management considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

SEASONALITY AND BACKLOG

     The retail toy industry is inherently seasonal. Generally, in the past, our sales have been highest during the third and fourth quarters, and collections for those sales have been highest during the succeeding fourth and first fiscal quarters. Sales of writing instrument products are likewise seasonal with sales highest during the second and third quarters as are our Go Fly a Kite and Funnoodle outdoor products which are largely sold in the first and second quarters. Our working capital needs have been highest during the third and fourth quarters.

     While we have taken steps to level sales over the entire year, sales are expected to remain heavily influenced by the seasonality of our toy products. The result of these seasonal patterns is that operating results and demand for working capital may vary significantly by quarter. Orders placed with us for shipment are cancelable until the date of shipment. The combination of seasonal demand and the potential for order cancellation makes accurate forecasting of future sales difficult and causes us to believe that backlog may not be an accurate indicator of our future sales. Similarly, financial results for a particular quarter may not be indicative of results for the entire year.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, we had working capital of $82.0 million, as compared to $116.5 million as of December 31, 2001. This decrease was primarily attributable to our acquisition of Toymax, though offset in part by our operating results and the receipt of the preferred return from our joint venture with THQ.

     Operating activities provided net cash of $33.6 million in 2002, as compared to having used cash of $4.0 million in 2001. Net cash was provided primarily by net income and non-cash charges, such as depreciation and amortization, earned compensation from stock option grants and minority interest, as well as decreases in the preferred return from THQ joint venture, accounts receivable, inventory and prepaid expenses and other current operating assets, the sale of marketable securities and increases in income taxes payable and accounts payable and accrued expenses which were offset by a decrease in deferred income taxes. As of March 31, 2002, we had cash and cash equivalents of $14.9 million and marketable securities of $16.7 million.

     Our investing activities used net cash of $45.2 million in 2002, as compared to $1.0 million in 2001, consisting primarily of cash paid for toy business net assets acquired in the Toymax acquisition, the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products and the purchase of other assets. In 2001, our investing activities consisted primarily of the purchase of warehouse equipment and leasehold improvements. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties ranging from 1% to 12% payable on net sales of such products. As of March 31, 2002, these agreements required future aggregate minimum guarantees of $16.2 million, exclusive of $2.1 million in advances already paid.

     Our financing activities provided net cash of $1.4 million in 2002, consisting primarily of proceeds from the exercise of stock options and warrants and debt assumed in the Toymax acquisition. In 2001, financing activities provided net cash of $32,863, consisting primarily of proceeds from the exercise of stock options and warrants partially offset by the repayment of long term debt.

     In October 1999, we acquired Flying Colors Toys. At or shortly after the closing we paid approximately $34.7 million for the stock and paid off approximately $17.6 million of indebtedness. We also agreed to pay an earn-out of up to $4.5 million in each of the three 12-month periods following the closing if net sales of Flying Colors products achieve certain targeted levels during each such period. The sellers of Flying Colors earned the maximum of $4.5 million in each of the earn-out periods ended September 30, 2000 and 2001.

      In December 2001, we acquired all of the outstanding capital stock of Kidz Biz Limited, a United Kingdom company, and an affiliated Hong Kong company, Kidz Biz Far East Limited, for an aggregate purchase price of approximately $12.4 million. Total consideration was paid on the closing of the transaction in cash in the amount of $6.4 million and the issuance of 308,992 shares of our common stock at a value of $6.0 million. In addition, we agreed to pay an earn-out for each of 2002, 2003, 2004 and 2005, based on the year over year increase in Kidz Biz sales, payable by delivery of up to 25,749 shares of our common stock.

      On March 11, 2002, we purchased 8,100,065 shares of the common stock of Toymax from four of its stockholders. The aggregate purchase price for these shares was approximately $24.3 million in cash and 646,384 shares of our common stock. Prior to that date, we had acquired 132,754 shares of Toymax common stock, so that, as of March 31, 2002, we owned 8,232,819 shares of Toymax common stock, representing approximately 66.8% of the outstanding shares of Toymax common stock. To complete our acquisition of Toymax, we have entered into a merger agreement subject to certain conditions, including, among others, the approval by Toymax’s stockholders. The stockholders of Toymax, except for us or Toymax or a subsidiary thereof, will receive merger consideration for each share of Toymax owned of $3.00 in cash and 0.0798 shares of our common stock (subject to certain contingent adjustments). Pursuant to the merger agreement, at the effective time of the merger, each outstanding option to purchase Toymax common stock will terminate and the holder thereof will receive a corresponding option to purchase JAKKS common stock or, under certain circumstances, a cash payment in accordance with the formula prescribed in the merger agreement. We currently estimate that the merger consideration payable in the merger (which is subject to certain conditions and contingent adjustments) will consist of approximately $11.8 million in cash and approximately 312,500 shares of our common stock.

      In October 2001, we secured a syndicated line of credit totaling $50.0 million with a consortium of banks led by Bank of America, N.A. (“Line of Credit”). The Line of Credit will be available for future acquisitions and working capital and is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which require us to maintain a minimum net worth and limit our ability to incur additional indebtedness, pay cash dividends or make distributions, sell assets and enter into certain mergers or acquisitions. We are required to not have any outstanding borrowings in excess of $30.0 million for a period of at least 30 consecutive days during the first fiscal quarter of each year of the agreement. Amounts outstanding under this facility bear interest at 0.25% plus the greater of the Prime Rate or the Federal Funds Rate plus 0.5%, subject to adjustment based on certain financial ratios. As of March 31, 2002, we had no outstanding borrowings.

     We believe that our cash flow from operations, cash and cash equivalents on hand, marketable securities and the availability under our Line of Credit will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of March 31, 2002, we have not used derivative instruments or engaged in hedging activities to minimize our market risk.

INTEREST RATE RISK

     As of March 31, 2002, we do not have any outstanding balances on our Line of Credit and we have only nominal interest-bearing obligations. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

FOREIGN CURRENCY RISK

     We have wholly-owned subsidiaries in Hong Kong and in the United Kingdom. Sales from these operations made on a FOB China or Hong Kong basis are denominated in U.S. dollars. However, purchases of inventory and Hong Kong operating expenses are typically denominated in Hong Kong dollars and domestic sales and operating expenses made in the United Kingdom are typically denominated in British Pounds, thereby creating exposure to changes in exchange rates. Changes in the British Pounds or Hong Kong dollar/U.S. dollar exchange rates may positively or negatively affect our gross margins, operating income and retained earnings. The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to US$1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. We do not believe that near-term changes in these exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Hong Kong dollar or British Pound.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

NUMBER	DESCRIPTION

3.1.1	Restated Certificate of Incorporation of the Company(1)

3.1.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company(2)

3.2.1	By-Laws of the Company(1)

3.2.2	Amendment to By-Laws of the Company(3)

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(2)	Filed previously as exhibit 4.1.2 of the Company’s Registration Statement on Form S-3 (Reg. No. 333-74717), filed on March 9, 1999, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(b)    Reports on Form 8-K

     A Current Report on Form 8-K relating to the Company's acquisition of Toymax International was filed on March 5, 2002 and March 22, 2002 and an amendment to the March 22, 2002 filing on Form 8-K/A was filed on April 23, 2002, which amendment included pro forma financial information relating to the Company's acquisition of Toymax International.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

JAKKS PACIFIC, INC.

Date: May 3, 2002	By:	/s/ Joel M. Bennett

Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

NUMBER	DESCRIPTION	PAGE

3.1.1	Restated Certificate of Incorporation of the Company(1)

3.1.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company(2)

3.2.1	By-Laws of the Company(1)

3.2.2	Amendment to By-Laws of the Company(3)

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(2)	Filed previously as exhibit 4.1.2 of the Company’s Registration Statement on Form S-3 (Reg. No. 333-74717), filed on March 9, 1999, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.