Form 10-K/A
period 2001-12-31
JAKKS PACIFIC INC
filed 2002-07-11
CIK 1009829

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

Title of Class

Common Stock, $.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

      The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on July 8, 2002) is $372,758,000.

      The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock) is 23,585,149 (as of July 8, 2002).

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

Employees

      As of July 8, 2002, we employed 321 persons, all of whom are full-time employees, including four executive officers. We employed 233 in the United States, 16 in the United Kingdom, 51 in Hong Kong and 21 in China. Of these employees, 67 were engaged in sales and marketing, 71 in product development, 127 in operations and 55 in administration. We believe that we have good relationships with our employees. None of our employees is represented by a union.

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

	Price Range of
	Common Stock

	High	Low

2000:
First quarter	$25.19	$13.94
Second quarter	25.00	13.25
Third quarter	20.75	9.00
Fourth quarter	10.56	7.00

2001:
First quarter	15.00	8.00
Second quarter	19.44	8.78
Third quarter	21.80	12.60
Fourth quarter	25.38	12.44

2002:
First quarter	23.70	15.85
Second quarter	23.49	15.91
Third quarter (through July 8, 2002)	17.00	14.35

      On July 8, 2002, the last sale price of our common stock reported on the Nasdaq National Market was $15.85 per share.

Security Holders

      As of July 8, 2002, there were approximately 106 holders of record of our common stock.

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

	1999				2000				2001

	First	Second	Third	Fourth	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share data)
Net sales	$24,960	$35,981	$60,236	$62,508	$50,782	$50,578	$91,838	$59,090	$59,962	$70,141	$92,768	$61,438
As a % of full year	13.6%	19.6%	32.8%	34.0%	20.1%	20.1%	36.4%	23.4%	21.1%	24.7%	32.6%	21.6%
Gross profit	$10,764	$14,649	$24,759	$25,912	$20,104	$21,748	$37,672	$22,883	$24,468	$32,609	$39,056	$23,953
As a % of full year	14.2%	19.3%	32.5%	34.0%	19.7%	21.2%	36.8%	22.3%	20.4%	27.2%	32.5%	19.9%
As a % of net sales	43.1%	40.7%	41.1%	41.5%	39.6%	43.0%	41.0%	38.7%	40.8%	46.5%	42.1%	39.0%
Income (loss) from operations	$2,743	$4,225	$9,893	$8,068	$3,552	$6,095	$11,201	$(345)	$7,267	$8,879	$14,562	$(1,410)
As a % of full year	11.0%	17.0%	40.0%	32.0%	17.3%	29.8%	54.6%	(1.7)%	24.8%	30.3%	49.7%	(4.8)%
As a % of net sales	11.0%	11.7%	16.4%	13.1%	7.0%	12.1%	12.2%	(0.6)%	12.7%	12.1%	15.7%	(2.3)%
Income before income taxes	$2,743	$4,587	$10,426	$12,548	$9,715	$8,877	$13,615	$8,127	$8,480	$9,478	$15,250	$4,822
As a % of net sales	11.0%	12.7%	17.3%	19.9%	19.1%	17.6%	14.8%	13.8%	14.1%	13.5%	16.4%	7.8%
Net income	$2,005	$3,355	$7,642	$8,968	$6,603	$6,237	$9,769	$6,028	$6,021	$6,873	$10,949	$4,390
As a % of net sales	8.0%	9.3%	12.7%	14.4%	13.0%	12.3%	10.6%	10.2%	10.0%	9.8%	11.8%	7.1%
Diluted earnings per share	$0.17	$0.21	$0.44	$0.49	$0.32	$0.31	$0.48	$0.32	$0.32	$0.36	$0.56	$0.22
Weighted average shares and equivalents outstanding	12,624	15,732	17,541	18,378	20,374	20,371	20,330	18,621	18,920	19,259	19,586	19,763

      During the second quarter of 2000, we recorded a charge which impacted operating income by approximately $1.4 million relating to the recall of one of our products.

      During the fourth quarter of 2001, we recorded a charge of $5.0 million to bad debt impacting operating income relating to the bankruptcy filing of one of our customers, Kmart.

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

Exchange Rates

      Sales from our United States and Hong Kong operations are denominated in U.S. dollars and our manufacturing costs are denominated in either U.S. or Hong Kong dollars. Domestic sales from our United Kingdom operations and operating expenses of all of our operations are denominated in local currency, thereby creating exposure to changes in exchange rates. Changes in the Hong Kong dollar or British Pound/U.S. dollar exchange rate may positively or negatively affect our gross margins, operating income and retained earnings. The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to US$1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. We cannot assure you that the exchange rate between the United States and Hong Kong currencies will continue to be fixed or that exchange rate fluctuations between the United States and Hong Kong and United Kingdom currencies will not have a material adverse effect on our business, financial condition or results of operations.

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

Foreign Currency Risk

      We have wholly-owned subsidiaries in Hong Kong and the United Kingdom. Sales from our United States and Hong Kong operations are denominated in U.S. dollars. However, domestic sales from the United Kingdom, purchases of inventory and operating expenses are typically denominated in local currency, thereby creating exposure to changes in exchange rates. Changes in the Hong Kong dollar or British Pound/U.S. dollar exchange rate may positively or negatively affect our gross margins, operating income and retained earnings. The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to US$1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. We do not believe that near-term changes in exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. With respect to the British Pound, we will monitor its volatility frequently throughout the coming year. While we have not engaged in foreign currency hedging, we may in the future use hedging programs to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of these currencies.

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

Shipping and handling costs

      The consolidated financial statements reflect, for all periods presented, the adoption of the classification or disclosure requirements pursuant to Emerging Issued Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs,” which was effective in our fourth quarter of fiscal 2000. Consistent with EITF 00-10, we have historically classified income from freight charges to customers in “Net sales.” We classify shipping and handling costs in “Selling, general and administrative expenses.” Such costs amounted to approximately $3,868,000 in 1999, $8,127,000 in 2000 and $11,940,000 in 2001.

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

Accounting for the impairment of long-lived assets

      Long-lived assets, which include property and equipment, goodwill and intangible assets other than goodwill, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

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

Note 3—Business Segments and Geographic Data

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2001

      Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the twelve months ended December 31, 1999, 2000 and 2001 are as follows:

	Year Ended December 31,

	1999	2000	2001

Net Sales
North America Toys	$168,927,636	$235,136,139	$250,627,160
International	13,056,000	15,567,118	32,870,718
Other	1,701,488	1,584,686	811,143

	$183,685,124	$252,287,943	$284,309,021

	Year Ended December 31,

	1999	2000	2001

Operating Income
North America Toys	$22,926,043	$19,109,540	$25,827,227
International	1,771,897	1,265,141	3,387,340
Other	230,918	128,788	83,589

	$24,928,858	$20,503,469	$29,298,156

	December 31,

	2000	2001

Assets
North America Toys	$72,313,667	$74,852,907
International	4,787,505	9,817,247
Other	487,353	242,258

	$77,588,525	$84,912,412

      The following tables present information about the Company by geographic area as of and for the three years ended December 31, 2001:

	Year Ended December 31,

	1999	2000	2001

Long-lived Assets
United States	$61,203,122	$92,737,874	$93,154,559
Hong Kong	10,376,339	13,705,700	24,556,935
Europe	—	—	497,381

	$71,581,461	$106,443,574	$118,208,875

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2001

	Year Ended December 31,

	1999	2000	2001

Sales by Geographic Area
United States	$166,276,804	$229,792,943	$244,317,186
Europe	7,153,391	8,323,132	19,124,607
Canada	4,352,320	6,133,948	7,121,117
Hong Kong	3,303,144	5,397,135	9,905,052
Other	2,599,465	2,640,785	3,841,059

	$183,685,124	$252,287,943	$284,309,021

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2001

      The Company does not file a consolidated return with its foreign subsidiaries. The Company files Federal and state returns and its foreign subsidiaries file Hong Kong and United Kingdom returns. Income taxes reflected in the accompanying consolidated statements of operations are comprised of the following:

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2001

Note 16—Major customers and international sales

      Net sales to major customers, which are part of our North American Toys segment, were approximately as follows:

1999		2000		2001

Amount	Percentage	Amount	Percentage	Amount	Percentage
$45,270,000	24.6%	$43,505,000	17.2%	$44,646,000	15.7%
27,684,000	15.1	36,321,000	14.4	36,024,000	12.7
22,739,000	12.4	30,481,000	12.1	34,319,000	12.1
17,938,000	9.8	27,338,000	10.8	20,972,000	7.4
15,229,000	8.3	21,875,000	8.7	19,425,000	6.8

$128,860,000	70.2%	$159,520,000	63.2%	$155,386,000	54.7%

      Net sales to international customers totaled approximately $17,408,000, $22,495,000 and $39,992,000 in 1999, 2000 and 2001, respectively.

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

Note 18—Selected Quarterly Financial Data (Unaudited)

      Selected unaudited quarterly financial data for the years 2000 and 2001 are summarized below:

	2000				2001

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share data)
Net sales	$50,782	$50,578	$91,838	$59,090	$59,962	$70,141	$92,768	$61,438
Gross profit	$20,104	$21,748	$37,672	$22,883	$24,468	$32,609	$39,056	$23,953
Income (loss) from operations	$3,552	$6,095	$11,201	$(345)	$7,267	$8,879	$14,562	$(1,410)
Income before income taxes	$9,715	$8,877	$13,615	$8,127	$8,480	$9,478	$15,250	$4,822
Net income	$6,603	$6,237	$9,769	$6,028	$6,021	$6,873	$10,949	$4,390
Basic earnings per share	$0.34	$0.32	$0.50	$0.33	$0.33	$0.38	$0.60	$0.24
Weighted average shares outstanding	19,290	19,379	19,389	18,178	18,008	18,048	18,273	18,463
Diluted earnings per share	$0.32	$0.31	$0.48	$0.32	$0.32	$0.36	$0.56	$0.22
Weighted average shares and equivalents outstanding	20,374	20,371	20,330	18,621	18,920	19,259	19,586	19,763

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

      Based on current levels of amortization expense, the Company estimates that the elimination of amortization expense will positively impact net income by approximately $2.5 million, or approximately $0.13 per common share (diluted), on an annual basis.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

     Allowances are deducted from the assets to which they apply, except for sales returns and allowances.

	Balance at	Charged to	Charged to			Balance
	Beginning of	Costs and	Other			at End
	Period	Expenses	Accounts		Deductions	of Period
Year ended December 31, 1999:
Allowance for:
Uncollectible accounts	$133,986	$1,287,208	$686,222		$220,042	$1,887,374
Reserve for potential product obsolescence	464,133	2,775,340	—		296,867	2,942,606
Reserve for sales returns and allowances	5,341,517	17,036,875	334,464		$7,394,855	15,318,001

	$5,939,636	$21,099,423	$1,020,686		$7,911,764	$20,147,981

Year ended December 31, 2000:
Allowance for:
Uncollectible accounts	$1,887,374	$2,270,611	$2,773,744	(a)	$3,920,027	$3,011,702
Reserve for potential product obsolescence	2,942,606	1,318,730	4,095,771	(b)	1,035,470	7,321,637
Reserve for sales returns and allowances	15,318,001	17,296,039	1,360,000	(c)	27,420,809	6,553,231

	$20,147,981	$20,885,380	$8,229,515		$32,376,306	$16,886,570

Year ended December 31, 2001:
Allowance for:
Uncollectible accounts	$3,011,702	$6,320,940	$—		$2,059,145	$7,273,497
Reserve for potential product obsolescence	7,321,637	1,039,005	—		5,770,543	2,590,099
Reserve for sales returns and allowances	6,553,231	25,190,259	—		26,790,611	4,952,879

	$16,886,570	$32,550,204	$—		$34,620,299	$14,816,475

(a)	Obligations assumed in conjunction with the acquisitions of Flying Colors and Pentech.

(b)	Fair market value adjustment for inventory acquired in connection with the acquisition of Pentech.

(c)	Obligation assumed in conjunction with the acquisition of Pentech.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers

      Our directors and executive officers are as follows:

Name	Age	Positions with the Company

Jack Friedman	63	Chairman and Chief Executive Officer
Stephen G. Berman	36	Chief Operating Officer, President, Secretary and Director
Joel M. Bennett	40	Executive Vice President and Chief Financial Officer
Michael Bianco, Jr.	44	Executive Vice President and Chief Merchandising Officer
David C. Blatte	37	Director
Robert E. Glick	55	Director
Michael G. Miller	53	Director
Murray L. Skala	55	Director

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

      Michael Bianco, Jr. has been an Executive Vice President since July 2001 and was given the additional title of Chief Merchandising Officer in February 2001. Until July 2001, he had served as a Senior Vice President of our Flying Colors division since joining us in October 1999, when we acquired Flying Colors Toys, where he had been President and a principal shareholder since July 1996. From 1994 to 1996, Mr. Bianco served as Executive Vice President of Rose Art Industries, Inc., a manufacturer of craft and activity products, and from 1976 to 1993, he served in various capacities, including Vice President of Merchandising, at toy retailer Kay Bee Toys.

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

Summary Compensation Table

					Long-Term Awards
	Annual Compensation
					Restricted
				Other Annual	Stock
Name and		Salary	Bonus	Compensation	Awards	Options
Principal Position	Year	($)	($)	($)	($)	(#)

Jack Friedman	2001	821,000	1,706,390	—	—	175,000
Chairman and Chief	2000	771,000	1,613,401	—	—	207,254	(1)
Executive Officer	1999	521,000	1,750,000	—	—	232,500
Stephen G. Berman	2001	796,000	1,706,390	—	—	175,000
Chief Operating Officer,	2000	746,000	1,613,401	—	—	346,024	(2)
President and Secretary	1999	496,000	1,750,000	—	—	394,500
Joel M. Bennett	2001	247,500	160,000	—	—	20,000
Executive Vice President and	2000	225,000	140,000	—	—	211,700	(3)
Chief Financial Officer	1999	155,000	130,000	—	—	42,500
Michael Bianco, Jr.	2001	550,000	450,000	—	—	150,000
Executive Vice President and Chief	2000	450,000	300,000	—	—	75,263
Merchandising Officer	1999	75,000	—	—	—	15,000

(1)	Includes options to purchase 182,254 shares issued in replacement of options to purchase 257,500 shares pursuant to a reset in the price of those options.

(2)	Includes options to purchase 321,024 shares issued in replacement of options to purchase 419,500 shares pursuant to a reset in the price of those options.

(3)	Includes options to purchase 110,874 shares issued in replacement of options to purchase 143,326 shares pursuant to a reset in the price of those options.

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

      As of July 8, 2002, options to purchase 1,361,149 shares of our common stock under the Option Plan have been exercised, and options to purchase 2,005,925 shares of our common stock under the Option Plan remain outstanding. All the shares issuable upon exercise of outstanding options granted under the Option Plan are currently registered under the Securities Act.

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

      The following table sets forth certain information regarding options exercised and exercisable during 2001, and the value of options held as of December 31, 2001 by the Named Officers:

Aggregated Option/SAR Exercises in Last Fiscal Year

and Fiscal Year End Option/SAR Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
	Shares		Options/SARs		Options/SARs
	Acquired		at Fiscal Year End		at Fiscal Year End(2)
	on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Jack Friedman	—	—	426,835	305,419	5,360,010	1,916,890
Stephen G. Berman	145,000	1,851,111	198,481	402,557	2,430,946	2,992,694
Joel M. Bennett	40,489	520,692	1,330	109,057	14,730	1,040,306
Michael Bianco, Jr.	12,756	162,781	1,466	220,813	16,236	1,189,254

(1)	The difference between (x) the product of the number of exercised options and the average sale price per share of the common stock sold on the exercise dates and (y) the aggregate exercise price of such options.

(2)	The difference between (x) the product of the number of unexercised options and $18.95 (the closing sale price of the common stock on December 31, 2001) and (y) the aggregate exercise price of such options.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information as of July 8, 2002 with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each Named Officer, and (4) all our directors and executive officers as a group.

	Amount and
	Nature of		Percent of
Name of	Beneficial		Outstanding
Beneficial Owner	Ownership(2)		Shares

Kern Capital Management LLC (1)	1,183,800		5.0%
Jack Friedman	468,717	(3)	1.9
Stephen G. Berman	98,387	(4)	*
Joel M. Bennett	41,698	(5)	*
Michael Bianco, Jr.	75,306	(6)	*
David C. Blatte	37,500	(7)	*
Robert E. Glick	54,019	(8)	*
Michael G. Miller	44,644	(9)	*
Murray L. Skala	56,657	(10)	*
All directors and executive officers as a group (8 persons)	863,981	(11)	3.6%

*	Less than 1% of our outstanding shares.

(1)	Mr. Robert E. Kern, Jr. and Mr. David G. Kern (“Messrs. Kern”), principals and controlling members of Kern Capital Management LLC (“KCM”), have also reported beneficial ownership of these shares. The address of KCM and Messrs. Kern is 114 West 47th Street, Suite 1926, New York, New York 10036. All the information presented in this Item with respect to these beneficial owners was extracted solely from their Schedule 13G jointly filed on February 14, 2002.

(2)	Exercises sole voting power and sole investment power with respect to such shares.

(3)	Includes 455,770 shares which Mr. Friedman may purchase upon the exercise of certain stock options and 12,947 shares held in trusts for the benefit of children of Mr. Friedman.

(4)	Represents shares which Mr. Berman may purchase upon the exercise of certain stock options.

(5)	Includes 14,448 shares which Mr. Bennett may purchase upon the exercise of certain stock options.

(6)	Includes 35,256 shares which Mr. Bianco may purchase upon the exercise of certain stock options.

(7)	Represents shares which Mr. Blatte may purchase upon the exercise of certain stock options.

(8)	Represents shares which Mr. Glick may purchase upon the exercise of certain stock options.

(9)	Represents shares which Mr. Miller may purchase upon the exercise of certain stock options.

(10)	Includes 52,771 shares which Mr. Skala may purchase upon the exercise of certain stock options and 3,186 shares held by Mr. Skala as trustee under trusts for the benefit of children of Mr. Friedman.

(11)	Includes 12,947 shares held in trusts for the benefit of children of Mr. Friedman and an aggregate of 792,795 shares which the directors and executive officers may purchase upon the exercise of certain stock options.

Item 13. Certain Relationships and Related Transactions

      One of our directors, Murray L. Skala, is a partner in the law firm of Feder, Kaszovitz, Isaacson, Weber, Skala, Bass & Rhine LLP, which has performed, and is expected to continue to perform, legal services for us. In 2001, we incurred approximately $1,129,000 for legal fees and reimbursable expenses payable to that firm.

      In April 2000, we loaned $1,500,000 to each of Jack Friedman and Stephen G. Berman. The entire principal amount of each loan is due on April 28, 2003 and, until repaid, interest thereon is payable semi-annually at the rate of 6.5% per annum. Mr. Berman’s indebtedness to us under his loan is secured by a deed of trust on certain real property. As of April 16, 2002, the outstanding principal balances of Mr. Friedman’s and Mr. Berman’s loans were $975,000 and $999,000, respectively. In May 2000, we loaned $250,000 to Joel M. Bennett. The entire principal amount of his loan, together with interest accrued thereon at the rate of 7.0% per annum, was originally due on May 12, 2002, except that, since he continued to be employed by us through such date, we forgave all $285,000 of his indebtedness to us under his loan including accrued interest of $35,000. All three loans were made to assist our executive officers in meeting certain personal financial obligations.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this Annual Report on Form 10-K/A:

(1) Financial Statements (included in Item 8):

•	Independent Auditors’ Report

•	Consolidated Balance Sheets as of December 31, 2000 and 2001

•	Consolidated Statements of Operations for the years ended December 31, 1999, 2000 and 2001

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 1999, 2000 and 2001

•	Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001

•	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules (included in Item 8)

•	Schedule II — Valuation and Qualifying Accounts

(3) Exhibits

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company (1)
3.1.1	Certificate of Designation of 4% Redeemable Convertible Preferred Stock of the Company (4)
3.1.2	Certificate of Designation and Preferences of Series A Cumulative Convertible Preferred Stock of the Company (4)
3.1.3	Certificate of Elimination of All Shares of 4% Redeemable Convertible Preferred Stock of the Company (5)
3.1.4	Certificate of Amendment of Restated Certificate of Incorporation of the Company (11)
3.2	By-Laws of the Company (1)
3.2.1	Amendment to By-Laws of the Company (2)
10.1	Third Amended and Restated 1995 Stock Option Plan (7)(*)
10.1A	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (12)(*)
10.1B	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (15)(*)
10.1C	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (26)(*)
10.2	Employment Agreement between the Company and David A. Lipman dated December 27, 2001 (50)(*)
10.3	[RESERVED]
10.4	Employment Agreement between the Company and Jack Friedman dated as of July 1, 1999 (13)(*)
10.4.1	Amendment, dated as of February 7, 2000, to Employment Agreement between the Company and Jack Friedman (14)
10.5	Employment Agreement between the Company and Stephen G. Berman dated as of July 1, 1999 (13)(*)
10.5.1	Amendment, dated as of February 7, 2000, to Employment Agreement between the Company and Stephen G. Berman (14)
10.6	License Agreement with Titan Sports, Inc. dated October 24, 1995 (1)
10.6.1	Amendment to License Agreement with Titan Sports, Inc. dated April 22, 1996 (3)
10.6.2	Amendment to License Agreement with Titan Sports, Inc. dated January 21, 1997 (3)
10.6.3	Amendment to License Agreement with Titan Sports, Inc. dated December 3, 1997 (6)
10.6.4	Amendment to License Agreement with Titan Sports, Inc. dated January 29, 1998 (6)
10.6.5	Amendment to License Agreement with Titan Sports, Inc. dated June 24, 1998 (9)
10.6.6	Amendment to License Agreement with Titan Sports, Inc. dated February 11, 1999 (9)
10.7	International License Agreement with Titan Sports, Inc. dated February 10, 1997 (3)
10.7.1	Amendment to International License Agreement with Titan Sports, Inc. dated December 3, 1997 (6)
10.7.2	Amendment to International License Agreement with Titan Sports, Inc. dated January 29, 1998 (6)
10.8	Amended and Restated Employment Agreement dated July 12, 2001 between the Company and Michael Bianco (27)(*)
10.9	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (14)

Exhibit
Number	Description

10.10	Stock Purchase Agreement dated as of September 22, 1999 among the Company, Flying Colors Toys, Inc. and its Shareholders (11)
10.10.1	First Amendment dated as of September 30, 1999 to Stock Purchase Agreement (11)
10.11	Escrow Agreement dated as of September 30, 1999 among Joshua H. Pokempner, as agent, the Company and Bank One Trust Company, NA, as escrow agent (11)
10.12	Stock Purchase Warrant for 111,250 shares issued to Titan Sports, Inc. (10)
10.13	Agreement of Merger dated as of May 22, 2000 among the Company, JAKKS Acquisition II, Inc. and Pentech International Inc. (16)
10.14	First Amendment dated as of July 13, 2000 to Agreement of Merger (17)
10.15	Voting and Lock-Up Agreement dated May 22, 2000 among the Company and certain stockholders of Pentech International Inc. (18)
10.16	Term Note dated April 13, 2000 in the principal amount of $1,500,000 made by Jack Friedman payable to the order of the Company (19)
10.17	Installment Note dated April 26, 2000 in the principal amount of $1,500,000 made by Stephen Berman and Ana Berman payable to the order of the Company (20)
10.18	Deed of Trust dated April 26, 2000 made by Stephen Berman and Ana Berman in favor of First American Title Insurance Company, as Trustee (21)
10.19	Term Note dated May 12, 2000 in the principal amount of $250,000 made by Joel M. Bennett payable to the Company (22)
10.20	Employment Agreement dated as of January 1, 2000 between the Company and Joel M. Bennett (23)(*)
10.21	Second Amendment effective May 1, 2000 to Stock Purchase Agreement dated as of September 22, 1999 among the Company, Flying Colors Toys, Inc. and the former shareholders thereof (24)
10.22	Lease dated as of November 21, 2000 between Grand Avenue Venture, LLC and JP Ferrero Parkway, Inc. (25)
10.23	Loan Agreement dated as of October 12, 2001 among JAKKS, certain other Borrowers, the Lenders named therein and Bank of America, N.A., as Administrative Agent (28)
10.24	First Amendment to Loan Agreement and Consent and Waiver dated as of March 8, 2002 (29)
10.25	Security Agreement (Borrowers) dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (30)
10.26	Trademark Security Agreement dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (31)
10.27	Patent Security Agreement dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (32)
10.28	Pledge Agreement dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (33)
10.29	Lock Box Agreement dated as of October 12, 2001 among JAKKS, certain other Customers, Bank of America, as Administrative Agent, and the Lenders referred to therein (34)
10.30	Guaranty dated as of October 12, 2001 among the Domestic Subsidiaries named therein, Bank of America, as Administrative Agent, and the Lenders referred to therein (35)
10.31	Security Agreement dated as of October 12, 2001 among the Grantors named therein, Bank of America, N.A., as Administrative Agent, and the Lenders referred to therein (36)

Exhibit
Number	Description

10.32	Stock Purchase Agreement dated as of December 27, 2001 among the Company and the shareholders of Kidz Biz Limited and Kiz Biz Far East Limited (50)
10.33	Registration Rights Agreement dated as of December 27, 2001 among the Company, David S. Lipman, Marilyn Lipman and John Nimno (50)
10.34	Share Transfer Agreement dated as of December 30, 2001 between the Company and JAKKS Pacific (HK) Limited (50)
10.35	Amendment No. 1 to Share Transfer Agreement dated as of December 30, 2001 between the Company and JAKKS Pacific (HK) Limited (50)
10.36	Stock Purchase Agreement dated as of February 10, 2002 among JAKKS, Toymax and the Shareholders named therein (37)
10.37	Agreement of Merger dated as of February 10, 2002 among JAKKS, JP/TII Acquisition Corp. and Toymax (38)
10.38	Letter Agreement dated March 11, 2002 among Toymax, JAKKS and the selling stockholders named therein (39)
10.39	Termination and Replacement of Manufacturing Agreement dated March 11, 2002 among Toymax, Toymax (H.K.) Limited, Jauntiway Investments Limited, et al. (40)
10.40	Termination of Agency Agreements and Stock Options dated March 11, 2002 among Tai Nam Industrial Company Limited, David Ki Kwan Chu, Frances Shuk Kuen Leung, Toymax, et al. (41)
10.41	Registration Rights Agreement dated as of March 11, 2002 among JAKKS, Best Phase Limited, Hargo (Barbados) Limited, Harvey Goldberg and Steven A. Lebensfeld (42)
10.42	Termination of Employment Agreement dated March 11, 2002 among Steven Lebensfeld, Toymax and JAKKS (43)(*)
10.43	Employment Agreement dated as of March 11, 2002 between JAKKS and Steven Lebensfeld (44)(*)
10.44	Termination of Employment Agreement dated March 11, 2002 among Harvey Goldberg, 1515037 Ontario Ltd., Toymax and JAKKS (45)(*)
10.45	Consulting Agreement dated as of March 11, 2002 among JAKKS, 1515037 Ontario Ltd. and Harvey Goldberg (46)(*)
10.46	Agreement of Lease, dated April 7, 1997 for Toymax’s offices at 125E Bethpage Road, Plainview, New York(47)
10.46(A)	Amendment to Lease for Toymax’s offices at 125E Bethpage Road, Plainview, New York(48)
10.47	Toymax Amended and Restated Stock Option Plan(49)
21	Subsidiaries of the Company(**)
23	Consent of Pannell Kerr Forster, Certified Public Accountants, A Professional Corporation, Los Angeles, California(**)

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-KSB for its fiscal year ended December 31, 1996, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed November 7, 1997, and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed April 7, 1998, and incorporated herein by reference.

(6)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-KSB for its fiscal year ended December 31, 1997, and incorporated herein by reference.

(7)	Filed previously as Appendix A to the Company’s definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, filed June 23, 1998, and incorporated herein by reference.

(8)	Filed previously as exhibit 4.1.2 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-74717), filed March 19, 1999, and incorporated herein by reference.

(9)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed April 22, 1999, and incorporated herein by reference.

(10)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 9, 1999, and incorporated herein by reference.

(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed October 19, 1999, and incorporated herein by reference.

(12)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.

(13)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 3, 1999, and incorporated herein by reference.

(14)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.

(15)	Filed previously as exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.

(16)	Incorporated by reference to exhibit 2.1 of the Company’s Current Report on Form 8-K, filed August 11, 2000.

(17)	Incorporated by reference to exhibit 2.2 of the Company’s Current Report on Form 8-K, filed August 11, 2000.

(18)	Incorporated by reference to exhibit 2.3 of the Company’s Current Report on Form 8-K, filed August 11, 2000.

(19)	Incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(20)	Incorporated by reference to exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(21)	Incorporated by reference to exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(22)	Incorporated by reference to exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(23)	Incorporated by reference to exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(24)	Incorporated by reference to exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(25)	Incorporated by reference to exhibit 10.58 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed April 2, 2001.

(26)	Incorporated by reference to Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001.

(27)	Incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed November 14, 2001.

(28)	Incorporated by reference to exhibit 15(A) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(29)	Incorporated by reference to exhibit 15(B) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(30)	Incorporated by reference to exhibit 15(C) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(31)	Incorporated by reference to exhibit 15(D) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(32)	Incorporated by reference to exhibit 15(E) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(33)	Incorporated by reference to exhibit 15(F) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(34)	Incorporated by reference to exhibit 15(G) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(35)	Incorporated by reference to exhibit 15(H) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(36)	Incorporated by reference to exhibit 15(I) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(37)	Incorporated by reference to exhibit 1 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(38)	Incorporated by reference to exhibit 2 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(39)	Incorporated by reference to exhibit 3 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(40)	Incorporated by reference to exhibit 4 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(41)	Incorporated by reference to exhibit 5 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(42)	Incorporated by reference to exhibit 6 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(43)	Incorporated by reference to exhibit 7 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(44)	Incorporated by reference to exhibit 8 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc. filed March 20, 2002.

(45)	Incorporated by reference to exhibit 9 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(46)	Incorporated by reference to exhibit 10 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(47)	Incorporated by reference to Toymax’s Registration Statement on Form S-1 (No. 333-54522).

(48)	Incorporated by reference to Toymax’s Annual Report on Form 10-K for the year ended March 31, 1999.

(49)	Incorporated by reference to Toymax’s Registration Statement on Form S-8 (No. 333-54522).

(*)	Management contract or compensatory plan, contract or arrangement.

(**)	Previously Filed.

      (b) Reports on Form 8-K

      We did not file any Current Reports on Form 8-K during the fourth quarter of 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 11, 2002

JAKKS PACIFIC, INC.

By:	/s/ JACK FRIEDMAN

Jack Friedman
Chairman and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JACK FRIEDMAN Jack Friedman	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	July 11, 2002

/s/ JOEL M. BENNETT Joel M. Bennett	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	July 11, 2002

/s/ STEPHEN G. BERMAN Stephen G. Berman	Director	July 11, 2002

/s/ DAVID C. BLATTE David C. Blatte	Director	July 11, 2002

/s/ ROBERT E. GLICK Robert E. Glick	Director	July 11, 2002

/s/ MICHAEL G. MILLER Michael G. Miller	Director	July 11, 2002

/s/ MURRAY L. SKALA Murray L. Skala	Director	July 11, 2002

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company (1)
3.1.1	Certificate of Designation of 4% Redeemable Convertible Preferred Stock of the Company (4)
3.1.2	Certificate of Designation and Preferences of Series A Cumulative Convertible Preferred Stock of the Company (4)
3.1.3	Certificate of Elimination of All Shares of 4% Redeemable Convertible Preferred Stock of the Company (5)
3.1.4	Certificate of Amendment of Restated Certificate of Incorporation of the Company (11)
3.2	By-Laws of the Company (1)
3.2.1	Amendment to By-Laws of the Company (2)
10.1	Third Amended and Restated 1995 Stock Option Plan (7)(*)
10.1A	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (12)(*)
10.1B	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (15)(*)
10.1C	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (26)(*)
10.2	Employment Agreement between the Company and David A. Lipman dated December 27, 2001 (50)(*)
10.3	[RESERVED]
10.4	Employment Agreement between the Company and Jack Friedman dated as of July 1, 1999 (13)(*)
10.4.1	Amendment, dated as of February 7, 2000, to Employment Agreement between the Company and Jack Friedman (14)
10.5	Employment Agreement between the Company and Stephen G. Berman dated as of July 1, 1999 (13)(*)
10.5.1	Amendment, dated as of February 7, 2000, to Employment Agreement between the Company and Stephen G. Berman (14)
10.6	License Agreement with Titan Sports, Inc. dated October 24, 1995 (1)
10.6.1	Amendment to License Agreement with Titan Sports, Inc. dated April 22, 1996 (3)
10.6.2	Amendment to License Agreement with Titan Sports, Inc. dated January 21, 1997 (3)
10.6.3	Amendment to License Agreement with Titan Sports, Inc. dated December 3, 1997 (6)
10.6.4	Amendment to License Agreement with Titan Sports, Inc. dated January 29, 1998 (6)
10.6.5	Amendment to License Agreement with Titan Sports, Inc. dated June 24, 1998 (9)
10.6.6	Amendment to License Agreement with Titan Sports, Inc. dated February 11, 1999 (9)
10.7	International License Agreement with Titan Sports, Inc. dated February 10, 1997 (3)
10.7.1	Amendment to International License Agreement with Titan Sports, Inc. dated December 3, 1997 (6)
10.7.2	Amendment to International License Agreement with Titan Sports, Inc. dated January 29, 1998 (6)
10.8	Amended and Restated Employment Agreement dated July 12, 2001 between the Company and Michael Bianco (27)(*)
10.9	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (14)

Exhibit
Number	Description

10.10	Stock Purchase Agreement dated as of September 22, 1999 among the Company, Flying Colors Toys, Inc. and its Shareholders (11)
10.10.1	First Amendment dated as of September 30, 1999 to Stock Purchase Agreement (11)
10.11	Escrow Agreement dated as of September 30, 1999 among Joshua H. Pokempner, as agent, the Company and Bank One Trust Company, NA, as escrow agent (11)
10.12	Stock Purchase Warrant for 111,250 shares issued to Titan Sports, Inc. (10)
10.13	Agreement of Merger dated as of May 22, 2000 among the Company, JAKKS Acquisition II, Inc. and Pentech International Inc. (16)
10.14	First Amendment dated as of July 13, 2000 to Agreement of Merger (17)
10.15	Voting and Lock-Up Agreement dated May 22, 2000 among the Company and certain stockholders of Pentech International Inc. (18)
10.16	Term Note dated April 13, 2000 in the principal amount of $1,500,000 made by Jack Friedman payable to the order of the Company (19)
10.17	Installment Note dated April 26, 2000 in the principal amount of $1,500,000 made by Stephen Berman and Ana Berman payable to the order of the Company (20)
10.18	Deed of Trust dated April 26, 2000 made by Stephen Berman and Ana Berman in favor of First American Title Insurance Company, as Trustee (21)
10.19	Term Note dated May 12, 2000 in the principal amount of $250,000 made by Joel M. Bennett payable to the Company (22)
10.20	Employment Agreement dated as of January 1, 2000 between the Company and Joel M. Bennett (23)(*)
10.21	Second Amendment effective May 1, 2000 to Stock Purchase Agreement dated as of September 22, 1999 among the Company, Flying Colors Toys, Inc. and the former shareholders thereof (24)
10.22	Lease dated as of November 21, 2000 between Grand Avenue Venture, LLC and JP Ferrero Parkway, Inc. (25)
10.23	Loan Agreement dated as of October 12, 2001 among JAKKS, certain other Borrowers, the Lenders named therein and Bank of America, N.A., as Administrative Agent (28)
10.24	First Amendment to Loan Agreement and Consent and Waiver dated as of March 8, 2002 (29)
10.25	Security Agreement (Borrowers) dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (30)
10.26	Trademark Security Agreement dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (31)
10.27	Patent Security Agreement dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (32)
10.28	Pledge Agreement dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (33)
10.29	Lock Box Agreement dated as of October 12, 2001 among JAKKS, certain other Customers, Bank of America, as Administrative Agent, and the Lenders referred to therein (34)
10.30	Guaranty dated as of October 12, 2001 among the Domestic Subsidiaries named therein, Bank of America, as Administrative Agent, and the Lenders referred to therein (35)
10.31	Security Agreement dated as of October 12, 2001 among the Grantors named therein, Bank of America, N.A., as Administrative Agent, and the Lenders referred to therein (36)

Exhibit
Number	Description

10.32	Stock Purchase Agreement dated as of December 27, 2001 among the Company and the shareholders of Kidz Biz Limited and Kiz Biz Far East Limited (50)
10.33	Registration Rights Agreement dated as of December 27, 2001 among the Company, David S. Lipman, Marilyn Lipman and John Nimno (50)
10.34	Share Transfer Agreement dated as of December 30, 2001 between the Company and JAKKS Pacific (HK) Limited (50)
10.35	Amendment No. 1 to Share Transfer Agreement dated as of December 30, 2001 between the Company and JAKKS Pacific (HK) Limited (50)
10.36	Stock Purchase Agreement dated as of February 10, 2002 among JAKKS, Toymax and the Shareholders named therein (37)
10.37	Agreement of Merger dated as of February 10, 2002 among JAKKS, JP/TII Acquisition Corp. and Toymax (38)
10.38	Letter Agreement dated March 11, 2002 among Toymax, JAKKS and the selling stockholders named therein (39)
10.39	Termination and Replacement of Manufacturing Agreement dated March 11, 2002 among Toymax, Toymax (H.K.) Limited, Jauntiway Investments Limited, et al. (40)
10.40	Termination of Agency Agreements and Stock Options dated March 11, 2002 among Tai Nam Industrial Company Limited, David Ki Kwan Chu, Frances Shuk Kuen Leung, Toymax, et al. (41)
10.41	Registration Rights Agreement dated as of March 11, 2002 among JAKKS, Best Phase Limited, Hargo (Barbados) Limited, Harvey Goldberg and Steven A. Lebensfeld (42)
10.42	Termination of Employment Agreement dated March 11, 2002 among Steven Lebensfeld, Toymax and JAKKS (43)(*)
10.43	Employment Agreement dated as of March 11, 2002 between JAKKS and Steven Lebensfeld (44)(*)
10.44	Termination of Employment Agreement dated March 11, 2002 among Harvey Goldberg, 1515037 Ontario Ltd., Toymax and JAKKS (45)(*)
10.45	Consulting Agreement dated as of March 11, 2002 among JAKKS, 1515037 Ontario Ltd. and Harvey Goldberg (46)(*)
10.46	Agreement of Lease, dated April 7, 1997 for Toymax’s offices at 125E Bethpage Road, Plainview, New York(47)
10.46(A)	Amendment to Lease for Toymax’s offices at 125E Bethpage Road, Plainview, New York(48)
10.47	Toymax Amended and Restated Stock Option Plan(49)
21	Subsidiaries of the Company(**)
23	Consent of Pannell Kerr Forster, Certified Public Accountants, A Professional Corporation, Los Angeles, California(**)

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-KSB for its fiscal year ended December 31, 1996, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed November 7, 1997, and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed April 7, 1998, and incorporated herein by reference.

(6)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-KSB for its fiscal year ended December 31, 1997, and incorporated herein by reference.

(7)	Filed previously as Appendix A to the Company’s definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, filed June 23, 1998, and incorporated herein by reference.

(8)	Filed previously as exhibit 4.1.2 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-74717), filed March 19, 1999, and incorporated herein by reference.

(9)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed April 22, 1999, and incorporated herein by reference.

(10)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 9, 1999, and incorporated herein by reference.

(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed October 19, 1999, and incorporated herein by reference.

(12)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.

(13)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 3, 1999, and incorporated herein by reference.

(14)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.

(15)	Filed previously as exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.

(16)	Incorporated by reference to exhibit 2.1 of the Company’s Current Report on Form 8-K, filed August 11, 2000.

(17)	Incorporated by reference to exhibit 2.2 of the Company’s Current Report on Form 8-K, filed August 11, 2000.

(18)	Incorporated by reference to exhibit 2.3 of the Company’s Current Report on Form 8-K, filed August 11, 2000.

(19)	Incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(20)	Incorporated by reference to exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(21)	Incorporated by reference to exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(22)	Incorporated by reference to exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(23)	Incorporated by reference to exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(24)	Incorporated by reference to exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(25)	Incorporated by reference to exhibit 10.58 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed April 2, 2001.

(26)	Incorporated by reference to Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001.

(27)	Incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed November 14, 2001.

(28)	Incorporated by reference to exhibit 15(A) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(29)	Incorporated by reference to exhibit 15(B) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(30)	Incorporated by reference to exhibit 15(C) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(31)	Incorporated by reference to exhibit 15(D) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(32)	Incorporated by reference to exhibit 15(E) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(33)	Incorporated by reference to exhibit 15(F) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(34)	Incorporated by reference to exhibit 15(G) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(35)	Incorporated by reference to exhibit 15(H) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(36)	Incorporated by reference to exhibit 15(I) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(37)	Incorporated by reference to exhibit 1 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(38)	Incorporated by reference to exhibit 2 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(39)	Incorporated by reference to exhibit 3 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(40)	Incorporated by reference to exhibit 4 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(41)	Incorporated by reference to exhibit 5 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(42)	Incorporated by reference to exhibit 6 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(43)	Incorporated by reference to exhibit 7 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(44)	Incorporated by reference to exhibit 8 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc. filed March 20, 2002.