Form 10-Q/A
period 2002-03-31
JAKKS PACIFIC INC
filed 2002-07-11
CIK 1009829

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

Yes [X]          No [   ]

The number of shares outstanding of the issuer’s common stock is 23,585,149 (as of July 8, 2002).

JAKKS PACIFIC, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q/A
QUARTER ENDED MARCH 31, 2002

ITEMS IN FORM 10-Q/A

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

ASSETS

	December 31, 2001	March 31, 2002

	(*)	(unaudited)
Current assets
Cash and cash equivalents	$25,036,203	$14,937,184
Marketable securities	37,119,071	16,705,506
Accounts receivable, net of allowances for uncollectible accounts of $7,273,497 and $7,756,557, respectively	52,888,452	65,999,551
Inventory, net of reserves for potential product obsolescence of $2,590,099 and $5,086,284, respectively	32,023,960	39,641,751
Prepaid expenses and other current assets	6,726,847	7,367,573

Total current assets	153,794,533	144,651,565

Office furniture and equipment	5,305,212	4,873,797
Molds and tooling	26,355,861	28,520,311
Leasehold improvements	1,854,501	2,237,883

Total	33,515,574	35,631,991
Less accumulated depreciation and amortization	17,762,905	19,377,915

Property and equipment, net	15,752,669	16,254,076
Deferred income taxes	—	13,743,777
Notes Receivable—Officers	2,224,000	2,224,000
Investment in joint venture	7,893,312	4,166,705
Goodwill, net	89,863,415	134,040,200
Trademarks, net	11,567,679	11,567,679
Intangibles and deposits, net	2,945,075	4,055,830

Total assets	$284,040,683	$330,703,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$35,714,430	$56,355,932
Income taxes payable	1,570,973	6,257,632
Current portion of long term debt	22,560	31,631

Total current liabilities	37,307,963	62,645,195

Long term debt, net of current portion	72,510	76,064
Deferred income taxes	2,256,817	2,207,429

Total liabilities	39,637,290	64,928,688

Contingency
Minority interest	—	4,885,322
Stockholders’ equity
Common stock, $.001 par value; 25,000,000 shares authorized; 20,320,354 and 21,162,387 shares issued, respectively	20,320	21,162
Additional paid-in capital	168,114,819	182,444,305
Treasury stock, at cost; 1,493,600 and 1,493,600 shares, respectively	(12,911,483)	(12,911,483)
Retained earnings	89,179,737	91,335,838

Total stockholders’ equity	244,403,393	260,889,822

Total liabilities and stockholders’ equity	$284,040,683	$330,703,832

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

     The effect of adoption of SFAS No. 142 on the reported net income for the current and comparative prior period is as follows:

	For Three Months Ended March 31,

	2001	2002

Reported net income	$6,020,783	$2,156,101
Add back: Amortization of goodwill and other intangible assets, net of tax effect	629,010	—

Net income, as adjusted	$6,649,793	$2,156,101

Earnings per share — basic:
Reported net income	$.33	$.11
Add back, Amortization of goodwill and other intangible assets, net of tax effect	.04	—

Net income, as adjusted	$.37	$.11

Earnings per share — diluted:
Reported net income	$.32	$.11
Add back: Amortization of goodwill and other intangible assets, net of tax effect	.04	—

Net income, as adjusted	$.36	$.11

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

Registrant:

JAKKS PACIFIC, INC.

Date: July 11, 2002	By:	/s/ Joel M. Bennett

Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

NUMBER	DESCRIPTION	PAGE

3.1.1	Restated Certificate of Incorporation of the Company(1)

3.1.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company(2)

3.2.1	By-Laws of the Company(1)

3.2.2	Amendment to By-Laws of the Company(3)

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(2)	Filed previously as exhibit 4.1.2 of the Company’s Registration Statement on Form S-3 (Reg. No. 333-74717), filed on March 9, 1999, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.