Form 10-Q
period 2002-06-30
JAKKS PACIFIC INC
filed 2002-08-14
CIK 1009829

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ______________

Commission file number: 0-28104

JAKKS Pacific, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4527222 (I.R.S. Employer Identification No.)

22619 Pacific Coast Highway Malibu, California (Address of principal executive offices)	90265 (Zip Code)

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

Yes [X]          No [   ]

The number of shares outstanding of the issuer’s common stock is 23,585,149 (as of August 14, 2002).

JAKKS PACIFIC, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2002

ITEMS IN FORM 10-Q

		PAGE

Facing page
Part I	FINANCIAL INFORMATION
Item 1	Financial Statements.
	Condensed consolidated balance sheets —
	December 31, 2001 and June 30, 2002 (unaudited)	3
	Condensed consolidated statements of operations for the three and six months
	ended June 30, 2001 and 2002 (unaudited)	4
	Condensed consolidated statements of cash flows for the six months ended
	June 30, 2001 and 2002 (unaudited)	5
	Notes to condensed consolidated financial statements (unaudited)	6
Item 2	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	8
Item 3	Quantitative and Qualitative Disclosures About Market Risk	13
Part II	OTHER INFORMATION
Item 1	Legal Proceedings	None
Item 2	Changes in Securities and Use of Proceeds	None
Item 3	Defaults Upon Senior Securities	None
Item 4	Submission of Matters to a Vote of Security Holders	None
Item 5	Other Information	None
Item 6	Exhibits and Reports on Form 8-K	14
Signatures		15

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

ASSETS

	December 31, 2001	June 30, 2002

	(*)	(unaudited)
Current assets
Cash and cash equivalents	$25,036,203	$81,276,777
Marketable securities	37,119,071	5,813,342
Accounts receivable, net of allowances for uncollectible accounts of $7,273,497 and $7,416,191, respectively	52,888,452	78,080,430
Inventory, net of reserves for potential product obsolescence of $2,590,099 and $3,837,864, respectively	32,023,960	49,911,765
Prepaid expenses and other current assets	6,726,847	5,826,372
Notes Receivable—Officers	—	1,974,000

Total current assets	153,794,533	222,882,686

Office furniture and equipment	5,305,212	5,103,436
Molds and tooling	26,355,861	29,399,995
Leasehold improvements	1,854,501	2,266,905

Total	33,515,574	36,770,336
Less accumulated depreciation and amortization	17,762,905	21,653,028

Property and equipment, net	15,752,669	15,117,308
Deferred income taxes	—	13,805,932
Notes Receivable—Officers	2,224,000	—
Investment in joint venture	7,893,312	3,831,317
Goodwill, net	89,863,415	136,360,429
Trademarks, net	11,567,679	11,567,679
Intangibles and deposits, net	2,945,075	2,719,345

Total assets	$284,040,683	$406,284,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$35,714,430	$61,118,676
Income taxes payable	1,570,973	8,612,930
Current portion of long term debt	22,560	22,560

Total current liabilities	37,307,963	69,754,166

Long term debt, net of current portion	72,510	77,457
Deferred income taxes	2,256,817	2,207,429

Total liabilities	39,637,290	72,039,052

Contingency
Minority interest	—	4,973,237
Stockholders’ equity
Common stock, $.001 par value; 25,000,000 shares authorized; 20,320,354 and 23,585,149 shares issued, respectively	20,320	23,585
Additional paid-in capital	168,114,819	230,081,185
Treasury stock, at cost; 1,493,600 and nil shares, respectively	(12,911,483)	—
Retained earnings	89,179,737	99,167,637

Total stockholders’ equity	244,403,393	329,272,407

Total liabilities and stockholders’ equity	$284,040,683	$406,284,696

See accompanying notes to condensed consolidated financial statements.

(*) Derived from audited financial statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2001 and 2002 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2002	2001	2002

Net sales	$70,141,387	$78,991,479	$130,103,259	$138,886,969
Cost of sales	37,531,972	43,799,876	73,026,156	77,225,515

Gross profit	32,609,415	35,191,603	57,077,103	61,661,454
Selling, general and administrative expenses	22,886,858	23,779,195	39,781,059	42,208,116
Acquisition shut-down and recall costs	843,387	1,500,000	1,150,020	8,121,497

Income from operations	8,879,170	9,912,408	16,146,024	11,331,841
Profit from joint venture	(153,139)	(672,170)	(880,755)	(1,968,865)
Interest, net	(445,936)	(264,346)	(931,442)	(532,941)

Income before provision for income taxes and minority interest	9,478,245	10,848,924	17,958,221	13,833,647
Provision for income taxes	2,605,027	2,929,210	5,064,220	3,735,085

Income before minority interest	6,873,218	7,919,714	12,894,001	10,098,562
Minority interest	—	87,915	—	110,662

Net income	$6,873,218	$7,831,799	$12,894,001	$9,987,900

Earnings per share — basic	$0.38	$0.37	$0.72	$0.50

Earnings per share — diluted	$0.36	$0.36	$0.67	$0.47

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2001 and 2002 (Unaudited)

	Six Months Ended June 30,

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,894,001	$9,987,900

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	5,997,534	4,892,679
Earned Compensation from stock option grants	1,073,284	(174,787)
Profit from joint venture	8,885,635	4,061,995
Forgiveness of officer note receivable	—	285,000
Minority interest	—	110,662
Change in operating assets and liabilities
Accounts receivable	(22,100,036)	(17,623,320)
Inventory	(3,649,469)	(12,513,181)
Prepaid expenses and other current assets	3,064,562	1,264,439
Accounts payable and accrued expenses	544,889	6,758,756
Income taxes payable	2,057,041	4,022,855
Deferred income taxes	(700,000)	(463,304)
Marketable securities	(14,124,389)	37,119,071

Total adjustments	(18,950,949)	27,740,865

Net cash provided (used) by operating activities	(6,056,948)	37,728,765

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for toy business net assets acquired	—	(37,262,017)
Purchase of property and equipment	(2,447,522)	(1,582,148)
Other assets	537,243	1,237,679
Purchase of marketable securities	—	(5,813,342)
Repayment of Notes receivable from officers	226,000	—

Net cash used by investing activities	(1,684,279)	(43,419,828)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	—	59,307,347
Proceeds from stock options and warrants exercised	692,535	2,631,975
Repayment of long term debt	(300,000)	(7,685)

Net cash provided by financing activities	392,535	61,931,637

Net decrease in cash and cash equivalents	(7,348,692)	56,240,574
Cash and cash equivalents, beginning of period	29,275,424	25,036,203

Cash and cash equivalents, end of period	$21,926,732	$81,276,777

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2,785,769	$181,450

Interest	$43,555	$81,743

Non cash investing and financing activity:
In March 2002, the Company issued 646,384 shares of its common stock valued at approximately $12.1 million in connection with the acquisition of Toymax.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2002

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

Note 2 — Business Segments and Geographic Data

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

      Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and six months ended June 30, 2001 and 2002 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2002	2001	2002

Net Sales
North America Toys	$63,903,344	$70,182,964	$120,072,855	$121,903,112
International	5,903,385	8,630,149	9,398,444	16,665,788
Other	334,658	178,366	631,960	318,069

	$70,141,387	$78,991,479	$130,103,259	$138,886,969

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2002	2001	2002

Operating Income
North America Toys	$8,088,924	$8,807,053	$14,902,780	$10,032,743
International	745,850	1,082,972	1,162,514	1,273,405
Other	44,396	22,383	80,730	25,693

	$8,879,170	$9,912,408	$16,146,024	$11,331,841

	June 30,

	2001	2002

Assets
North America Toys	$241,417,707	$360,978,990
International	22,302,146	44,388,300
Other	1,264,290	917,406

	$264,984,143	$406,284,696

     The following tables present information about the Company by geographic area as of and for the three and six months ended June 30, 2001 and 2002:

	June 30,

	2001	2002

Long-lived Assets
United States	$90,509,727	$139,855,550
Hong Kong	12,441,412	23,321,690
Europe	—	581,077

	$102,951,139	$163,758,317

	Three Months ended June 30,		Six Months Ended June 30,

	2001	2002	2001	2002

Sales by Geographic Area

United States	$62,542,904	$69,243,868	$118,390,604	$119,844,766

Europe	2,739,834	7,147,105	3,838,009	14,861,922

Canada	1,695,098	1,117,462	2,314,212	2,376,416

Hong Kong	2,525,836	71,057	4,514,517	71,057

Other	637,715	1,411,987	1,045,917	1,732,808

	$70,141,387	$78,991,479	$130,103,259	$138,886,969

Note 3 — Inventories

     Inventories include the ex-factory cost of goods and in-bound freight and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31,	June 30,
	2001	2002

Deposits and raw materials	$318,999	$461,097
Finished goods	31,704,961	49,450,668

	$32,023,960	$49,911,765

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

     This Credit facility is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which limit the ability for us to incur additional indebtedness, pay dividends or make other distributions, sell assets and enter into certain mergers or acquisitions. Amounts outstanding under this credit facility bears interest at 0.25% plus the greater of the Prime Rate or Federal Funds Rate plus 0.5%, and is subject to change based on certain financial ratios. As of June 30, 2002, we had no outstanding borrowings.

Note 5 — Earnings per share

     The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	THREE MONTHS ENDED JUNE 30,

	2001			2002

		WEIGHTED			WEIGHTED
		AVERAGE			AVERAGE
	INCOME	SHARES	PER-SHARE	INCOME	SHARES	PER-SHARE

Earnings per share — basic Income available to common stockholders	$6,873,218	18,048,434	$0.38	$7,831,799	20,984,929	$0.37

Effect of dilutive securities Options and warrants	—	1,210,647		—	968,239

Earnings per share — diluted Income available to common stockholders plus assumed exercises	$6,873,218	19,259,081	$0.36	$7,831,799	21,953,168	$0.36

	SIX MONTHS ENDED JUNE 30,

	2001			2002

		WEIGHTED			WEIGHTED
		AVERAGE			AVERAGE
	INCOME	SHARES	PER-SHARE	INCOME	SHARES	PER-SHARE

Earnings per share — basic Income available to common stockholders	$12,894,001	18,028,019	$0.72	$9,987,900	20,004,500	$0.50

Effect of dilutive securities Options and warrants	—	1,086,230		—	1,076,370

Earnings per share — diluted Income available to common stockholders plus assumed exercises	$12,894,001	19,114,249	$0.67	$9,987,900	21,080,870	$0.47

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2002

Note 6 — Common stock and preferred stock

     We have 26,000,000 authorized shares of stock consisting of 25,000,000 shares of $.001 par value common stock and 1,000,000 shares of $.001 par value preferred stock.

     Pursuant to an underwritten public offering, we sold 3,000,000 shares of our common stock on May 29, 2002 and 525,000 shares of our common stock on June 11, 2002 (to cover over-allotments by the underwriters), for a total net proceeds of $59.3 million. We retired 1,496,300 shares of treasury stock for reissuance pursuant to this public offering of our common stock.

      On March 11, 2002, we issued 646,384 shares of our common stock in connection with our acquisition of a controlling interest in Toymax International, Inc. (Toymax).

      In December 2001, we issued 308,992 shares of our common stock in connection with our acquisition of Kidz Biz Limited and an affiliated company.

     In April 2001, the Board of Directors approved the repurchase of up to 1,000,000 shares of our common stock. To date, no shares under this program have been repurchased.

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

      In December 2001, we acquired all of the outstanding capital stock of Kidz Biz Limited, a United Kingdom company, and an affiliated Hong Kong company, Kidz Biz Far East Limited, collectively referred to as Kidz Biz, for an aggregate purchase price of approximately $12.4 million. Total consideration was paid on the closing of the transaction in cash in the amount of $6.4 million and the issuance of 308,992 shares of our common stock at a value of $6.0 million. In addition, we agreed to pay an earn-out for each of 2002, 2003, 2004 and 2005, based on the year over year increase in Kidz Biz sales, payable by delivery of up to 25,749 shares of our common stock.

     On March 11, 2002, we acquired 8,100,065 shares of common stock of Toymax primarily from four of its stockholders, which, with the 132,754 shares we previously purchased in the open market for approximately $227,000, represents approximately 66.8% of its outstanding shares. Consideration paid for the stock was approximately $3.00 in cash and .0798 shares of our common stock per share of Toymax stock, for an aggregate purchase price of approximately $24,300,000 in cash and 646,384 shares of our common stock. The second phase of the acquisition is expected to be completed by the end of the third quarter of 2002, when we will purchase the remaining approximately 4,100,000 outstanding shares of Toymax in a merger transaction. Consideration to be paid will be $3.00 in cash and .0798 shares of our common stock, subject to adjustment based on the average closing price of our common stock for a 10-day period prior to the closing date of the merger.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2002	2001	2002

Net Sales	$97,316,041	$78,991,479	$177,902,023	$147,545,517

Net income	$6,232,312	$7,831,799	$9,263,327	$6,756,209

Earnings per share — basic	$0.33	$0.37	$0.49	$0.34

Weighted average shares outstanding — basic	19,003,810	20,984,929	18,983,395	20,004,500

Earnings per share — diluted	$0.31	$0.36	$0.46	$0.32

Weighted average shares and equivalents outstanding — diluted	20,214,457	21,953,168	20,069,625	21,080,870

Note 8 — Notes Receivable From Officers

     As of June 30, 2002, there were notes receivable from two of our officers totaling $1,974,000 issued at interest rates of 6.5% each, with interest payable on each April 28 and October 28 of each year, and principal payable at maturity on April 28, 2003. Additionally, there was a third note receivable from an officer for $250,000 issued at an interest rate of 7.0%, with interest and principal payable at maturity on May 12, 2002. As set forth in this officer's employment agreement, all of the indebtedness under this third note receivable was forgiven because the employment of this officer continued through such date.

Note 9 — Recent Accounting Pronouncements

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 is effective for business combinations initiated after June 30, 2001. SFAS 141 requires that all business combinations completed after its adoption be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 was effective for us on January 1, 2002 and primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. With our adoption of SFAS 142, goodwill and other intangible assets are no longer amortized and will be tested for impairment at least annually at the reporting unit level. As of June 30, 2002, there was no impairment to the underlying value of the assets.

     The effect of adoption of SFAS No. 142 on the reported net income for the current and comparative prior period is as follows:

	For Three Months Ended June 30,		For Six Months Ended June 30,

	2001	2002	2001	2002

Reported net income	$6,873,218	$7,831,799	$12,894,001	$9,987,900
Add back: Amortization of goodwill and other intangible, net of tax effect	570,607	—	1,199,616	—

Net income, as adjusted	$7,443,825	$7,831,799	$14,093,617	$9,987,900

Earnings per share — basic:
Reported net income	$0.38	$0.37	$0.72	$0.50
Add back, Amortization of goodwill and other intangible, net of tax effect	0.03	—	0.07	—

Net income, as adjusted	$0.41	$0.37	$0.79	$0.50

Earnings per share — diluted:
Reported net income	$0.36	$0.36	$0.67	$0.47
Add back: Amortization of goodwill and other intangible, net of tax effect	0.03	—	0.06	—

Net income, as adjusted	$0.39	$0.36	$0.73	$0.47

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We believe the adoption of this statement will have no material impact on the financial statements.

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

     One of our key strategies has been to grow through the acquisition or licensing of product lines, concepts and characters. Since our founding, we expanded our product lines to include many diverse products including some based on licensed characters and properties, such as World Wrestling Entertainment action figures and accessories.

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

      On March 11, 2002, we acquired approximately 66.8% of the outstanding common stock of Toymax International, Inc. (“Toymax”), which represents a controlling interest in Toymax. Toymax is a developer and marketer of toys and related products, including brand name products such as Laser Challenge, Creepy Crawlers, Funnoodle and Go Fly a Kite. These product lines further diversify, as well as complement our own product lines, and we expect to benefit from efficiencies through combining our operations. We anticipate acquiring the remainder of Toymax’s outstanding shares of common stock in a merger transaction, subject to certain conditions, including the approval of Toymax’s stockholders.

     Our products currently include (1) action figures and accessories featuring licensed characters, principally from the World Wrestling Entertainment license, (2) Flying Colors molded plastic activity sets, clay compound playsets and lunch boxes, (3) Wheels division products, including Road Champs die-cast collectible and toy vehicles and Remco toy vehicles and role-play toys and accessories, (4) Child Guidance infant and pre-school electronic toys, educational toy foam puzzle mats and blocks, activity sets and outdoor products, (5) Pentech pens, markers, pencils, and other writing instruments and craft products, (6) fashion and mini dolls and related accessories, (7) Toymax activity products, radio controlled vehicles and other electronic toys, (8) Funnoodle pool and outdoor toys, and (9) Go Fly a Kite kites, weather vanes and related products.

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

     In June 1998, we formed a joint venture with THQ Inc., a developer, publisher and distributor of interactive entertainment software, and the joint venture licensed the rights from World Wrestling Entertainment to publish World Wrestling Entertainment electronic video game software on all platforms. The first games produced under this license were released in November 1999. Through June 30, 2006, we are entitled to receive a guaranteed preferred return at varying rates on the net sales of the video games depending on the cumulative unit sales and hardware platform of each particular game, and THQ is entitled to receive the balance of the profits generated by the joint venture. After June 30, 2006, the amount of our preferred return from the joint venture will be subject to renegotiation between THQ and us. The minimum preferred return to be distributed to us by the joint venture in each of the years in the period ending December 31, 2003 is $2.6 million per year. We expect our aggregate return over this period to be significantly in excess of this amount, although we cannot predict with certainty that expected levels of return will be achieved and, in any case, we anticipate substantial fluctuations in the amount of the preferred return distributed to us from year to year.

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

     Selling, general and administrative expenses include costs directly associated with the selling process, such as sales commissions, advertising and travel expenses, as well as general corporate expenses, goodwill and trademark amortization and product development. We have recorded goodwill of approximately $136.4 million and trademarks of approximately $11.6 million in connection with acquisitions made to date. Through December 31, 2001, goodwill was being amortized over a 30-year period, while trademark acquisition costs were being amortized over periods ranging from 5 to 30 years. Beginning in fiscal 2002, goodwill and certain intangible assets will not be amortized and will be written down on an impairment basis where losses in value will be recorded when and as material impairment has occurred in the underlying assets.

RESULTS OF OPERATIONS

     The following unaudited table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2001	2002	2001	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.5	55.5	56.1	55.6

Gross profit	46.5	44.5	43.9	44.4
Selling, general and administrative expenses	32.6	30.1	30.6	30.4
Acquisition shut-down and recall costs	1.2	1.9	0.9	5.8

Income from operations	12.7	12.5	12.4	8.2
Profit from joint venture	(0.2)	(0.9)	(0.7)	(1.4)
Interest, net	(0.6)	(0.3)	(0.7)	(0.4)

Income before income taxes and minority interest	13.5	13.7	13.8	10.0
Provision for income taxes	3.7	3.7	3.9	2.7

Income before minority interest	9.8	10.0	9.9	7.3

Minority interest	—	0.1	—	0.1
Net income	9.8%	9.9%	9.9%	7.2%

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

     Net Sales. Net sales were $79.0 million in 2002 compared to $70.1 million in 2001. The contribution to net sales by Toymax and the continuing growth in sales of our Flying Colors and Pentech products was offset in part by a decrease in sales of our Wheels division, consisting primarily of our Road Champs die-cast toy and collectible vehicles with its extreme sports products.

     Gross Profit. Gross profit increased $2.6 million, or 7.9%, to $35.2 million, or 44.5% of net sales, in 2002 from $32.6 million, or 46.5% of net sales, in 2001. The overall increase in gross profit was attributable to the increase in net sales, though partially offset by a decrease in gross profit margin. The decrease in gross profit margin of 1.9% of net sales was due to lower margins for Toymax products and an increase in amortization expense of molds and tools used in the manufacture of our products, which was partially offset by a decrease in royalty expense as a percentage of net sales due to changes in the product mix resulting from the sale of more products with lower royalty rates or proprietary products with no royalties.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $23.8 million in 2002 and $22.9 million in 2001, constituting 30.1% and 32.6% of net sales, respectively. The overall increase of $0.9 million in such costs was due to costs incurred in support of our Kidz Biz and Toymax acquisitions and increased media buys for our Flying Colors products, though offset in part by a decrease in Goodwill amortization expense based on the implementation of SFAS 142. We produced and aired television commercials in support of several of our products, including World Wrestling Entertainment action figures and Flying Colors products, in 2001 and 2002. From time to time, we may increase our advertising efforts, if we deem it appropriate for particular products.

     Acquisition Shut-down and Recall Costs. Acquisition shut-down costs in 2002 relate to shut-down costs, including lease termination, fixed asset abandonment and other costs, of certain operations of Toymax and Kidz Biz, and such costs in 2001 relate to shut-down costs of certain operations of Pentech, acquired in 2000. Operations impacted by these shut-downs were sales, design, distribution and administration. The integration of Pentech was completed in 2001 and the integration of Toymax and Kidz Biz is expected to be completed by the end of 2002. In June 2002, we accrued $1.5 million for a recall of one of our products.

     The components of the acquisition shut-down and recall costs are as follows:

	Balance			Balance
	March 31, 2002	Accrual	Actual	June 30, 2002

Lease abandonment costs	$5,801,980	$—	$(596,178)	$5,205,802
Fixed asset write-off	—	—	—	—
Other	415,375	—	(392,005)	23,370
Recall	—	1,500,000	—	1,500,000

Total acquisition shut-down costs	$6,217,355	$1,500,000	$(988,183)	$6,729,172

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

     Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 2001 and 2002, at effective tax rates of 29.0% in 2001 and 27.0% in 2002, benefiting from a flat 16.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong. As of June 30, 2002, we had deferred tax assets of approximately $13.8 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In making this determination, management considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

     Net Sales. Net sales were $138.9 million in 2002 compared to $130.1 million in 2001. The contribution to net sales by Toymax and the continuing growth in sales of our Flying Colors and Pentech products was offset in part by a decrease in sales of our Wheels division, consisting primarily of our Road Champs die-cast toy and collectible vehicles with its extreme sports products.

     Gross Profit. Gross profit increased $4.6 million, or 8.0%, to $61.7 million, or 44.4% of net sales, in 2002 from $57.1 million, or 43.9% of net sales, in 2001. The overall increase in gross profit was attributable to the increase in net sales and the increase in our gross profit margin. The increase in gross profit margin of 0.5% of net sales was due to the decrease in royalty expense as a percentage of net sales due to changes in the product mix resulting from the sale of more products with lower royalty rates or proprietary products with no royalties, which was partially offset by an increase in amortization expense of molds and tools used in the manufacture of our products and lower margins for Toymax products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $42.2 million in 2002 and $39.8 million in 2001, constituting 30.4% and 30.6% of net sales, respectively. The overall increase of $2.4 million in such costs was due to costs incurred in support of our Kidz Biz and Toymax acquisitions and increased media buys for our Flying Colors products, though offset in part by a decrease in Goodwill amortization expense based on the implementation of SFAS 142. We produced and aired television commercials in support of several of our products, including World Wrestling Entertainment action figures and Flying Colors products, in 2001 and 2002. From time to time, we may increase our advertising efforts, if we deem it appropriate for particular products.

     Acquisition Shut-down and Recall Costs. Acquisition shut-down costs in 2002 relate to shut-down costs, including lease termination, fixed asset abandonment and other costs, of certain operations of Toymax and Kidz Biz, and such costs in 2001 relate to shut-down costs of certain operations of Pentech, acquired in 2000. Operations impacted by these shut-downs were sales, design, distribution and administration. The integration of Pentech was completed in 2001 and the integration of Toymax and Kidz Biz is expected to be completed by the end of 2002. In June 2002, we accrued $1.5 million for a recall of one of our products.

     The components of the acquisition shut-down and recall costs are as follows:

	Balance			Balance
	December 31, 2001	Accrual	Actual	June 30, 2002

Lease abandonment costs	$—	$5,801,980	$(596,178)	$5,205,802
Fixed asset write-off	—	260,142	(260,142)	—
Other	—	559,375	(536,005)	23,370
Recall	—	1,500,000	—	1,500,000

Total acquisition shut-down costs	$—	$8,121,497	$(1,392,325)	$6,729,172

     Profit from Joint Venture. Profit from joint venture increased by $1.1 million in 2002 because the joint venture had sales of only carryover titles in 2001 compared to releasing a new Microsoft Xbox title in addition to having sales of carryover titles in 2002. New releases typically generate higher unit sales resulting in higher overall sales as compared to carryover titles.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002, we had working capital of $153.1 million, as compared to $116.5 million as of December 31, 2001. This increase was primarily attributable to the receipt of net proceeds from the public sale of our common stock, our operating results and the receipt of the preferred return from our joint venture with THQ, though offset in part by disbursements related to our acquisition of Toymax.

     Operating activities provided net cash of $37.7 million in 2002, as compared to having used cash of $6.1 million in 2001. Net cash was provided primarily by net income and non-cash charges, such as depreciation and amortization, earned compensation from stock option grants, forgiveness of an officer note receivable and minority interest, as well as decreases in the preferred return from THQ joint venture, prepaid expenses and other current operating assets, the sale of marketable securities and increases in accounts payable and accrued expenses, income taxes payable, which were offset by an increase in accounts receivable and inventory and a decrease in deferred income taxes. As of June 30, 2002, we had cash and cash equivalents of $81.3 million and marketable securities of $5.8 million.

     Our investing activities used net cash of $43.4 million in 2002, as compared to $1.7 million in 2001, consisting primarily of cash paid for toy business net assets acquired in the Toymax acquisition, the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products, the purchase of marketable securities available for sale, offset by a decrease in other assets. In 2001, our investing activities consisted primarily of the purchase of warehouse equipment and leasehold improvements, offset by a decrease in other assets and the repayment of notes receivable from officers. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties ranging from 1% to 12% payable on net sales of such products. As of June 30, 2002, these agreements required future aggregate minimum guarantees of $13.8 million, exclusive of $1.9 million in advances already paid.

     Our financing activities provided net cash of $61.9 million in 2002, consisting primarily of proceeds from the sale of our common stock and from the exercise of stock options and warrants, partially offset by the repayment of long-term debt. In 2001, financing activities provided net cash of $0.4 million, consisting primarily of proceeds from the exercise of stock options and warrants, partially offset by the repayment of long term debt.

     Effective April 1, 2002, subsequent to the disbursement of funds related to our acquisition of Toymax and receipt of proceeds from the public offering from the sale of our common stock, we changed our investment strategy to invest excess funds with a new investment manager and are now classifying the investments as available for sale securities, instead of trading securities.

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

      On March 11, 2002, we purchased 8,100,065 shares of the common stock of Toymax primarily from four of its stockholders. The aggregate purchase price for these shares was approximately $24.3 million in cash and 646,384 shares of our common stock. Prior to that date, we had acquired 132,754 shares of Toymax common stock, so that, as of March 31, 2002, we owned 8,232,819 shares of Toymax common stock, representing approximately 66.8% of the outstanding shares of Toymax common stock. To complete our acquisition of Toymax, we have entered into a merger agreement subject to certain conditions, including, among others, the approval by Toymax’s stockholders. The stockholders of Toymax, except for us or Toymax or a subsidiary thereof, will receive merger consideration for each share of Toymax owned of $3.00 in cash and 0.0798 shares of our common stock (subject to certain contingent adjustments). Pursuant to the merger agreement, at the effective time of the merger, each outstanding option to purchase Toymax common stock will terminate and the holder thereof will receive a corresponding option to purchase JAKKS common stock or, under certain circumstances, a cash payment in accordance with the formula prescribed in the merger agreement. We currently estimate that the merger consideration payable in the merger (which is subject to certain conditions and contingent adjustments) will consist of approximately $11.8 million in cash and approximately 500,000 shares of our common stock.

      In October 2001, we secured a syndicated line of credit totaling $50.0 million with a consortium of banks led by Bank of America, N.A. (“Line of Credit”). The Line of Credit will be available for future acquisitions and working capital and is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which require us to maintain a minimum net worth and limit our ability to incur additional indebtedness, pay cash dividends or make distributions, sell assets and enter into certain mergers or acquisitions. We are required to not have any outstanding borrowings in excess of $30.0 million for a period of at least 30 consecutive days during the first fiscal quarter of each year of the agreement. Amounts outstanding under this facility bear interest at 0.25% plus the greater of the Prime Rate or the Federal Funds Rate plus 0.5%, subject to adjustment based on certain financial ratios. As of June 30, 2002, we had no outstanding borrowings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of June 30, 2002, we have not used derivative instruments or engaged in hedging activities to minimize our market risk.

INTEREST RATE RISK

     As of June 30, 2002, we do not have any outstanding balances on our Line of Credit and we have only nominal interest-bearing obligations. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

NUMBER	DESCRIPTION

3.1.1	Restated Certificate of Incorporation of the Company(1)

3.1.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company(2)

3.2.1	By-Laws of the Company(1)

3.2.2	Amendment to By-Laws of the Company(3)

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(2)	Filed previously as exhibit 4.1.2 of the Company’s Registration Statement on Form S-3 (Reg. No. 333-74717), filed on March 9, 1999, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(b)    Reports on Form 8-K

     A Current Report on Form 8-K relating to the recall of our “Smatter” spray foam was filed on June 28, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

JAKKS PACIFIC, INC.

Date: August 14, 2002	By:	/s/ Joel M. Bennett

Executive Vice President and Chief Financial Officer (Principal Financial Officer)