Form 10-Q
period 2002-09-30
JAKKS PACIFIC INC
filed 2002-11-14
CIK 1009829

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ______________

Commission file number: 0-28104

JAKKS Pacific, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4527222 (I.R.S. Employer Identification No.)

22619 Pacific Coast Highway Malibu, California (Address of principal executive offices)	90265 (Zip Code)

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

Yes [X]          No [   ]

The number of shares outstanding of the issuer’s common stock is 24,376,128 (as of November 14, 2002).

JAKKS PACIFIC, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2002

ITEMS IN FORM 10-Q

		PAGE

Facing page
Part I	FINANCIAL INFORMATION
Item 1	Financial Statements.
	Condensed consolidated balance sheets —
	December 31, 2001 and September 30, 2002 (unaudited)	3
	Condensed consolidated statements of operations for the three and nine months
	ended September 30, 2001 and 2002 (unaudited)	4
	Condensed consolidated statements of cash flows for the nine months ended
	September 30, 2001 and 2002 (unaudited)	5
	Notes to condensed consolidated financial statements (unaudited)	6
Item 2	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	8
Item 3	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4	Controls and Procedures	13
Part II	OTHER INFORMATION
Item 1	Legal Proceedings	None
Item 2	Changes in Securities and Use of Proceeds	None
Item 3	Defaults Upon Senior Securities	None
Item 4	Submission of Matters to a Vote of Security Holders	14
Item 5	Other Information	None
Item 6	Exhibits and Reports on Form 8-K	14
Signatures		15

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

ASSETS

	December 31, 2001	September 30, 2002

	(*)	(unaudited)
Current assets
Cash and cash equivalents	$25,036,203	$100,757,831
Marketable securities	37,119,071	583,282
Accounts receivable, net of allowances for uncollectible accounts of $7,273,497 and $8,625,491, respectively	52,888,452	89,395,015
Inventory, net of reserves for potential product obsolescence of $2,590,099 and $4,964,081, respectively	32,023,960	40,698,555
Prepaid expenses and other current assets	6,726,847	4,681,616
Notes Receivable—Officers	250,000	1,375,000

Total current assets	154,044,533	237,491,299

Office furniture and equipment	5,305,212	5,302,122
Molds and tooling	26,355,861	29,801,843
Leasehold improvements	1,854,501	2,191,114

Total	33,515,574	37,295,079
Less accumulated depreciation and amortization	17,762,905	23,317,077

Property and equipment, net	15,752,669	13,978,002
Deferred income taxes	—	11,598,503
Notes Receivable—Officers	1,974,000	—
Investment in joint venture	7,893,312	3,372,323
Goodwill, net	89,863,415	145,696,521
Trademarks, net	11,567,679	11,567,679
Intangibles and deposits, net	2,945,075	3,095,486

Total assets	$284,040,683	$426,799,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$35,714,430	$65,215,621
Income taxes payable	1,570,973	14,683,275
Current portion of long term debt	22,560	18,720

Total current liabilities	37,307,963	79,917,616

Long term debt, net of current portion	72,510	77,612
Deferred income taxes	2,256,817	—

Total liabilities	39,637,290	79,995,228

Contingency
Minority interest	—	5,577,720
Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares authorized; 20,320,354 and 23,586,967 shares issued, respectively	20,320	23,587
Additional paid-in capital	168,114,819	228,081,242
Treasury stock, at cost; 1,493,600 and nil shares, respectively	(12,911,483)	—
Retained earnings	89,179,737	113,122,036

Total stockholders’ equity	244,403,393	341,226,865

Total liabilities and stockholders’ equity	$284,040,683	$426,799,813

See accompanying notes to condensed consolidated financial statements.

(*) Derived from audited financial statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2001 and 2002 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

Net sales	$92,767,943	$102,639,835	$222,871,202	$241,526,804
Cost of sales	53,711,569	60,827,541	126,737,725	138,053,056

Gross profit	39,056,374	41,812,294	96,133,477	103,473,748
Selling, general and administrative expenses	24,155,145	22,917,492	63,936,204	65,125,608
Acquisition shut-down and recall costs	338,766	—	1,488,786	8,121,497

Income from operations	14,562,463	18,894,802	30,708,487	30,226,643
Profit from joint venture	(86,475)	(611,774)	(967,230)	(2,580,639)
Interest, net	(600,685)	(437,098)	(1,532,127)	(970,039)

Income before provision for income taxes and minority interest	15,249,623	19,943,674	33,207,844	33,777,321
Provision for income taxes	4,300,392	5,384,792	9,364,612	9,119,877

Income before minority interest	10,949,231	14,558,882	23,843,232	24,657,444
Minority interest	—	604,483	—	715,145

Net income	$10,949,231	$13,954,399	$23,843,232	$23,942,299

Earnings per share — basic	$0.60	$0.59	$1.32	$1.13

Earnings per share — diluted	$0.56	$0.58	$1.24	$1.09

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2001 and 2002 (Unaudited)

	Nine Months Ended September 30,

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,843,232	$23,942,299

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	8,994,025	7,145,067
Earned Compensation from stock option grants	1,475,707	(1,873,650)
Profit from joint venture	8,830,925	4,520,989
Loss on disposal of property and equipment	—	98,508
Forgiveness of officer note receivable	—	285,000
Minority interest	—	715,145
Change in operating assets and liabilities
Accounts receivable	(37,125,245)	(35,143,384)
Inventory	504,074	(5,815,590)
Prepaid expenses and other current assets	2,637,036	2,235,192
Accounts payable and accrued expenses	21,390,097	16,238,863
Income taxes payable	6,327,360	10,095,959
Deferred income taxes	(700,000)	(401,149)
Marketable securities	(33,606,801)	37,119,071

Total adjustments	(21,272,822)	35,220,021

Net cash provided by operating activities	2,570,410	59,162,320

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for net assets acquired	(4,500,000)	(43,186,083)
Purchase of property and equipment	(3,212,464)	(3,810,133)
Other assets	(252,477)	928,982
Purchase of marketable securities	—	(583,282)
Repayment of Notes receivable from officers	226,000	599,000

Net cash used by investing activities	(7,738,941)	(46,051,516)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	—	59,990,219
Proceeds from stock options and warrants exercised	1,952,828	2,631,975
Repayment of long term debt	(300,000)	(11,370)

Net cash provided by financing activities	1,652,828	62,610,824

Net increase (decrease) in cash and cash equivalents	(3,515,703)	75,721,628
Cash and cash equivalents, beginning of period	29,275,424	25,036,203

Cash and cash equivalents, end of period	$25,759,721	$100,757,831

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2,873,981	$194,769

Interest	$55,663	$63,141

Non cash investing and financing activity:
In March 2002, the Company issued 646,384 shares of its common stock valued at approximately $12.1 million in connection with the acquisition of Toymax.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2002

Note 1 — Basis of presentation

The accompanying 2001 and 2002 unaudited interim condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in our Form 10-K/A, which contains financial information for the three years in the period ended December 31, 2001.

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

      Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and nine months ended September 30, 2001 and 2002 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

Net Sales
North America Toys	$84,178,218	$84,798,070	$204,583,958	$206,701,182
International	8,584,994	17,766,910	17,650,553	34,432,698
Other	4,731	74,855	636,691	392,924

	$92,767,943	$102,639,835	$222,871,202	$241,526,804

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

Operating Income
North America Toys	$13,214,071	$15,610,340	$28,110,823	$25,643,083
International	1,347,649	3,270,682	2,518,527	4,544,086
Other	743	13,780	79,137	39,474

	$14,562,463	$18,894,802	$30,708,487	$30,226,643

	September 30,

	2001	2002

Assets
North America Toys	$274,682,435	$354,677,524
International	28,013,745	74,312,011
Other	15,437	313,090

	$302,711,617	$429,302,625

     The following tables present information about the Company by geographic area as of and for the three and nine months ended September 30, 2001 and 2002:

	September 30,

	2001	2002

Long-lived Assets
United States	$93,740,128	$138,017,789
Hong Kong	11,479,463	33,143,814
Europe	—	595,009

	$105,219,591	$171,756,612

	Three Months ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

Net Sales by Geographic Area

United States	$80,496,921	$81,998,508	$198,887,524	$201,843,274

Europe	3,386,585	14,238,316	7,224,594	29,100,239

Canada	2,960,236	2,874,417	5,274,448	5,250,832

Hong Kong	5,390,535	170,950	9,905,052	242,007

Other	533,666	3,357,644	1,579,584	5,090,452

	$92,767,943	$102,639,835	$222,871,202	$241,526,804

Note 3 — Inventories

     Net inventories include the ex-factory cost of goods and in-bound freight and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31,	September 30,
	2001	2002

Deposits and raw materials	$318,999	$863,161
Finished goods	31,704,961	39,835,394

	$32,023,960	$40,698,555

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

     This Credit facility is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which require us to maintain a minimum net worth and limit our ability to incur additional indebtedness, pay cash dividends or make other distributions, sell assets and enter into certain mergers or acquisitions. Amounts outstanding under this credit facility bears interest at 0.25% plus the greater of the Prime Rate or Federal Funds Rate plus 0.5%, and is subject to adjustment based on certain financial ratios. As of September 30, 2002, we had no outstanding borrowings.

Note 5 — Earnings per share

     The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	THREE MONTHS ENDED SEPTEMBER 30,

	2001			2002

		WEIGHTED			WEIGHTED
		AVERAGE			AVERAGE
	INCOME	SHARES	PER-SHARE	INCOME	SHARES	PER-SHARE

Earnings per share — basic Income available to common stockholders	$10,949,231	18,272,932	$0.60	$13,954,399	23,585,722	$0.59

Effect of dilutive securities Options and warrants	—	1,313,536		—	472,877

Earnings per share — diluted Income available to common stockholders plus assumed exercises	$10,949,231	19,586,468	$0.56	$13,954,399	24,058,599	$0.58

	NINE MONTHS ENDED SEPTEMBER 30,

	2001			2002

		WEIGHTED			WEIGHTED
		AVERAGE			AVERAGE
	INCOME	SHARES	PER-SHARE	INCOME	SHARES	PER-SHARE

Earnings per share — basic Income available to common stockholders	$23,843,232	18,110,329	$1.32	$23,942,299	21,215,793	$1.13

Effect of dilutive securities Options and warrants	—	1,175,586		—	842,690

Earnings per share — diluted Income available to common stockholders plus assumed exercises	$23,843,232	19,285,915	$1.24	$23,942,299	22,058,483	$1.09

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2002

Note 6 — Common stock and preferred stock

     We have 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. On September 27, 2002, our stockholders approved increases in our authorized shares from 25,000,000 of common stock and 1,000,000 of preferred stock.

     Pursuant to an underwritten public offering, we sold 3,000,000 shares of our common stock on May 29, 2002 and 525,000 shares of our common stock on June 11, 2002 (to cover over-allotments by the underwriters), for total net proceeds of $59.3 million. We retired 1,493,600 shares of treasury stock for reissuance pursuant to this public offering.

      On March 11, 2002, we issued 646,384 shares of our common stock in connection with our acquisition of a controlling interest in Toymax International, Inc. (Toymax).

      In December 2001, we issued 308,992 shares of our common stock in connection with our acquisition of Kidz Biz Limited and an affiliated company.

Note 7 — Acquisitions

     In October 1999, we acquired all of the stock of Flying Colors Toys, Inc. (Flying Colors) for approximately $52.9 million. Consideration paid at closing was in cash. Contingent consideration included an earn-out in an amount of up to $4.5 million in each of the three 12-month periods following the closing, if gross profits of Flying Colors branded products achieved certain prescribed levels in each of such periods. The maximum earn-out of $4.5 million for each of the three 12-month earn-out periods ended September 30, 2000, 2001 and 2002 was earned by the sellers. The paid earn-outs have been recorded primarily as goodwill.

      In December 2001, we acquired all of the outstanding capital stock of Kidz Biz Limited, a United Kingdom company, and an affiliated Hong Kong company, Kidz Biz Far East Limited, collectively referred to as Kidz Biz, for an aggregate purchase price of approximately $12.4 million. Total consideration was paid on the closing of the transaction in cash in the amount of $6.4 million and the issuance of 308,992 shares of our common stock at a value of $6.0 million. In addition, we agreed to pay an earn-out for each of fiscal 2002, 2003, 2004 and 2005, based on the year over year increase in Kidz Biz sales, payable by delivery of up to 25,749 shares of our common stock.

     On March 11, 2002, we acquired 8,100,065 shares of common stock of Toymax primarily from four of its stockholders, which, with the 132,754 shares we previously purchased in the open market for approximately $227,000, represents approximately 66.8% of its outstanding shares. Consideration paid for the stock was approximately $3.00 in cash and .0798 shares of our common stock per share of Toymax stock, for an aggregate purchase price of approximately $24,300,000 in cash and 646,384 shares of our common stock. The second phase of the acquisition was completed on October 25, 2002, when we purchased the remaining approximately 4,100,000 outstanding shares of Toymax in a merger transaction. Consideration paid was $3.00 per share in cash for a total amount of $12.4 million and approximately 520,000 shares of our common stock. (See Note 10)

The following unaudited pro forma information represents our consolidated results of operations as if the acquisitions of Kidz Biz and Toymax had occurred on January 1, 2001 and after giving effect to certain adjustments including the elimination of intercompany sales and other income and expense items not attributable to on-going operations, interest and depreciation expense, and related tax effects. Such pro forma information does not purport to be indicative of operating results that would have been reported had the acquisitions of Kidz Biz and Toymax occurred on January 1, 2001 or future operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

Net Sales	$135,696,731	$102,639,835	$305,365,699	$250,185,352

Net income	$12,963,784	$13,954,399	$19,687,914	$20,710,609

Earnings per share — basic	$0.67	$0.59	$1.03	$0.98

Weighted average shares outstanding — basic	19,228,308	23,585,722	19,065,705	21,215,793

Earnings per share — diluted	$0.63	$0.58	$0.97	$0.94

Weighted average shares and equivalents outstanding — diluted	20,541,844	24,058,599	20,241,291	22,058,483

Note 8 — Notes Receivable From Officers

     As of September 30, 2002, there were notes receivable from two of our officers totaling $1,375,000 issued at interest rates of 6.5% each, with interest payable on each April 28 and October 28 of each year, and principal payable at maturity on April 28, 2003. Additionally, there was a third note receivable from an officer for $250,000 issued at an interest rate of 7.0%, with interest and principal payable at maturity on May 12, 2002. As set forth in this officer's employment agreement, all of the indebtedness under this third note receivable was forgiven because the employment of this officer continued through such date.

Note 9 — Recent Accounting Pronouncements

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 is effective for business combinations initiated after June 30, 2001. SFAS 141 requires that all business combinations completed after its adoption be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 was effective for us on January 1, 2002 and primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. With our adoption of SFAS 142, goodwill and other intangible assets are no longer amortized and will be tested for impairment at least annually at the reporting unit level. As of September 30, 2002, there was no impairment to the underlying value of the assets.

     The effect of adoption of SFAS No. 142 on the reported net income for the current and comparative prior period is as follows:

	For Three Months Ended September 30,		For Nine Months Ended September 30,

	2001	2002	2001	2002

Reported net income	$10,949,231	$13,954,399	$23,843,232	$23,942,299
Add back: Amortization of goodwill and other intangibles, net of tax effect	582,828	—	1,795,961	—

Net income, as adjusted	$11,532,059	$13,954,399	$25,639,193	$23,942,299

Earnings per share — basic:
Reported net income	$0.60	$0.59	$1.32	$1.13
Add back: Amortization of goodwill and other intangibles, net of tax effect	0.03	—	0.10	—

Net income, as adjusted	$0.63	$0.59	$1.42	$1.13

Earnings per share — diluted:
Reported net income	$0.56	$0.58	$1.24	$1.09
Add back: Amortization of goodwill and other intangibles, net of tax effect	0.03	—	0.09	—

Net income, as adjusted	$0.59	$0.58	$1.33	$1.09

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

Note 10 — Subsequent Events

     On October 25, 2002, we completed our acquisition of Toymax. On the closing of the merger, we paid $12,425,000 in cash and issued approximately 520,000 shares of our common stock at an aggregate value of $5,949,000. Toymax became wholly-owned on this date. In addition, we exchanged 598,697 options with a value of approximately $3.2 million to purchase our common stock.

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

      On March 11, 2002, we acquired approximately 66.8% of the outstanding common stock of Toymax International, Inc. (“Toymax”), which represents a controlling interest in Toymax. On October 25, 2002, we purchased the remaining shares of Toymax. Toymax is a developer and marketer of toys and related products, including brand name products such as Laser Challenge, Creepy Crawlers, Funnoodle and Go Fly a Kite. These product lines further diversify, as well as complement our own product lines, and we expect to benefit from efficiencies through combining our operations. On October 25, 2002, we acquired the remainder of Toymax’s outstanding shares of common stock in a merger transaction for consideration of approximately $12.4 million in cash and 520,000 shares of our common stock.

     Our products currently include (1) action figures and accessories featuring licensed characters, principally from the World Wrestling Entertainment license, (2) Flying Colors molded plastic activity sets, compound playsets and lunch boxes, (3) Wheels division products, including Road Champs die-cast collectible and toy vehicles and Remco toy vehicles and role-play toys and accessories, (4) Child Guidance infant and pre-school electronic toys, educational toy foam puzzle mats and blocks, activity sets and outdoor products, (5) Pentech pens, markers, pencils, and other writing instruments and craft products, (6) fashion and mini dolls and related accessories, (7) Toymax activity products, radio controlled vehicles and other electronic toys, (8) Funnoodle pool and outdoor toys, and (9) Go Fly a Kite kites, weather vanes and related products.

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

     Selling, general and administrative expenses include costs directly associated with the selling process, such as sales commissions, advertising and travel expenses, as well as general corporate expenses, goodwill and trademark amortization and product development. We have recorded goodwill of approximately $145.7 million and trademarks of approximately $11.6 million in connection with acquisitions made to date. Through December 31, 2001, goodwill was being amortized over a 30-year period, while trademark acquisition costs were being amortized over periods ranging from 5 to 30 years. Beginning in fiscal 2002, goodwill and certain intangible assets are not being amortized, but will be written down on an impairment basis where losses in value will be recorded when and as material impairment has occurred in the underlying assets.

RESULTS OF OPERATIONS

     The following unaudited table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2001	2002	2001	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.9	59.3	56.9	57.2

Gross profit	42.1	40.7	43.1	42.8
Selling, general and administrative expenses	26.0	22.3	28.6	26.9
Acquisition shut-down and recall costs	0.4	—	0.7	3.4

Income from operations	15.7	18.4	13.8	12.5
Profit from joint venture	(0.1)	(0.6)	(0.4)	(1.1)
Interest, net	(0.6)	(0.4)	(0.7)	(0.4)

Income before income taxes and minority interest	16.4	19.4	14.9	14.0
Provision for income taxes	4.6	5.2	4.2	3.8

Income before minority interest	11.8	14.2	10.7	10.2

Minority interest	—	0.6	—	0.3
Net income	11.8%	13.6%	10.7%	9.9%

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     Net Sales. Net sales were $102.6 million in 2002 compared to $92.8 million in 2001 representing an increase of 10.6%. The contribution to net sales by Toymax and the continuing growth in sales of our Flying Colors and Dolls products was offset in part by a decrease in sales of our Wheels division, consisting primarily of our Road Champs die-cast toy and collectible vehicles with its extreme sports products.

     Gross Profit. Gross profit increased $2.8 million, or 7.1%, to $41.8 million, or 40.7% of net sales, in 2002 from $39.1 million, or 42.1% of net sales, in 2001. The overall increase in gross profit was attributable to the increase in net sales, though partially offset by a decrease in gross profit margin. The decrease in gross profit margin of 1.4% of net sales was due to lower margins for Toymax products, which was partially offset by a decrease in amortization expense of molds and tools used in the manufacture of our products and a decrease in royalty expense as a percentage of net sales due to changes in the product mix resulting from the sale of more products with lower royalty rates or proprietary products with no royalties.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $22.9 million in 2002 and $24.2 million in 2001, constituting 22.3% and 26.0% of net sales, respectively. The overall decrease of $1.2 million in such costs was due to costs incurred in support of our Kidz Biz and Toymax acquisitions, though offset in part by a decrease in other direct selling expenses and Goodwill amortization expense based on the implementation of SFAS 142. We produced and aired television commercials in support of several of our products, including World Wrestling Entertainment action figures and Flying Colors products, in 2001 and 2002. From time to time, we may increase our advertising efforts, if we deem it appropriate for particular products.

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

     The components of the acquisition shut-down and recall costs are as follows:

	Accrued Balance			Accrued Balance
	June 30, 2002	Accrual	Actual	September 30, 2002

Lease abandonment costs	$5,205,802	$—	$(381,320)	$4,824,482
Other	23,370	—	(23,370)	—
Recall	1,500,000	—	(921,858)	578,142

Total acquisition shut-down and recall costs	$6,729,172	$—	$(1,326,548)	$5,402,624

     Profit from Joint Venture. Profit from joint venture increased by $0.5 million in 2002 due to increased sales of carryover titles compared to 2001.

     Interest, Net. Interest income resulting from higher average cash balances during 2002 than in 2001 was partially offset by lower interest rates.

     Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 2001 and 2002, at effective tax rates of 28.2% in 2001 and 27.0% in 2002, benefiting from a flat 16.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong. As of September 30, 2002, we had deferred tax assets of approximately $14.1 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In making this determination, management considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     Net Sales. Net sales were $241.5 million in 2002 compared to $222.9 million in 2001 representing an increase of 8.4%. The contribution to net sales by Toymax and the continuing growth in sales of our Flying Colors and Dolls products was offset in part by a decrease in sales of our Wheels division, consisting primarily of our Road Champs die-cast toy and collectible vehicles with its extreme sports products.

     Gross Profit. Gross profit increased $7.3 million, or 7.6%, to $103.5 million, or 42.8% of net sales, in 2002 from $96.1 million, or 43.1% of net sales, in 2001. The overall increase in gross profit was attributable to the increase in net sales, though partially offset by a decrease in gross profit margin. The decrease in gross profit margin of 0.3% of net sales was due to lower margins for Toymax products, which is partially offset by decrease in royalty expense as a percentage of net sales due to changes in the product mix resulting from the sale of more products with lower royalty rates or proprietary products with no royalties, and a decrease in amortization expense of molds and tools used in the manufacture of our products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $65.1 million in 2002 and $63.9 million in 2001, constituting 26.9% and 28.6% of net sales, respectively. The overall increase of $1.2 million in such costs was due to costs incurred in support of our Kidz Biz and Toymax acquisitions and increased media buys for our Flying Colors products, though offset in part by a decrease in Goodwill amortization expense based on the implementation of SFAS 142. We produced and aired television commercials in support of several of our products, including World Wrestling Entertainment action figures and Flying Colors products, in 2001 and 2002. From time to time, we may increase our advertising efforts, if we deem it appropriate for particular products.

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

     The components of the acquisition shut-down and recall costs are as follows:

	Accrued Balance			Accrued Balance
	December 31, 2001	Accrual	Actual	September 30, 2002

Lease abandonment costs	$—	$5,801,980	$(977,498)	$4,824,482
Fixed asset write-off	—	260,142	(260,142)	—
Other	—	559,375	(559,375)	—
Recall	—	1,500,000	(921,858)	578,142

Total acquisition shut-down and recall costs	$—	$8,121,497	$(2,718,873)	$5,402,624

     Profit from Joint Venture. Profit from joint venture increased by $1.6 million in 2002 because the joint venture had sales of only carryover titles in 2001 compared to releasing a new Microsoft Xbox title in addition to having sales of carryover titles in 2002. New releases typically generate higher unit sales resulting in higher overall sales as compared to carryover titles.

     Interest, Net. Interest income resulting from higher average cash balances during 2002 than in 2001 was partially offset by lower interest rates.

     Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 2001 and 2002, at effective tax rates of 28.2% in 2001 and 27.0% in 2002, benefiting from a flat 16.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong. As of September 30, 2002, we had deferred tax assets of approximately $14.1 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In making this determination, management considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2002, we had working capital of $157.6 million, as compared to $116.7 million as of December 31, 2001. This increase was primarily attributable to the receipt of net proceeds from the public sale of our common stock, our operating results and the receipt of the preferred return from our joint venture with THQ, though offset in part by disbursements related to our acquisition of Toymax.

     Operating activities provided net cash of $59.2 million in 2002 including $37.1 million provided from the sale of marketable securities, as compared to $2.6 million in 2001 including $33.6 million used for the purchase of marketable securities. Net cash was provided primarily by net income and non-cash charges, such as depreciation and amortization, earned compensation from stock option grants, loss on disposal of property and equipment, forgiveness of an officer note receivable and minority interest, as well as decreases in the preferred return from THQ joint venture, prepaid expenses and other current operating assets, the sale of marketable securities and increases in accounts payable and accrued expenses, income taxes payable, which were offset by an increase in accounts receivable and inventory and a decrease in deferred income taxes. As of September 30, 2002, we had cash and cash equivalents of $100.8 million and marketable securities of $0.6 million.

     Our investing activities used net cash of $46.1 million in 2002, as compared to $7.7 million in 2001, consisting primarily of cash paid for net assets acquired in the Toymax acquisition, plus the $4.5 million in goodwill relating to the 2002 earn-out for Flying Colors, the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products, the purchase of marketable securities available for sale, offset by a decrease in other assets and the repayment of notes receivable from officers. In 2001, our investing activities consisted primarily of the $4.5 million in goodwill relating to the 2001 earn-out for Flying Colors, the purchase of warehouse equipment and leasehold improvements and an increase in other assets offset by the repayment of notes receivable from officers. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties ranging from 1% to 12% payable on net sales of such products. As of September 30, 2002, these agreements required future aggregate minimum guarantees of $18.1 million, exclusive of $0.9 million in advances already paid.

     Our financing activities provided net cash of $62.6 million in 2002, consisting primarily of proceeds from the sale of our common stock and from the exercise of stock options and warrants, partially offset by the repayment of long-term debt. In 2001, financing activities provided net cash of $1.7 million, consisting primarily of proceeds from the exercise of stock options and warrants, partially offset by the repayment of long term debt.

     Effective April 1, 2002, subsequent to the disbursement of funds related to our acquisition of Toymax and receipt of proceeds from the public offering from the sale of our common stock, we changed our investment strategy to invest excess funds with a new investment manager and are now classifying the investments as available for sale securities, instead of trading securities.

     In October 1999, we acquired Flying Colors Toys. At the closing we paid approximately $34.7 million for the stock and paid off approximately $17.6 million of indebtedness. We also agreed to pay an earn-out of up to $4.5 million in each of the three 12-month periods following the closing if gross profits of Flying Colors branded products achieve certain prescribed levels during each such period. The sellers of Flying Colors earned the maximum of $4.5 million in each of the three earn-out periods ended September 30, 2000, 2001 and 2002.

      In December 2001, we acquired all of the outstanding capital stock of Kidz Biz Limited, a United Kingdom company, and an affiliated Hong Kong company, Kidz Biz Far East Limited, for an aggregate purchase price of approximately $12.4 million. Total consideration was paid on the closing of the transaction in cash in the amount of $6.4 million and the issuance of 308,992 shares of our common stock at a value of $6.0 million. In addition, we agreed to pay an earn-out for each of fiscal 2002, 2003, 2004 and 2005, based on the year over year increase in Kidz Biz sales, payable by delivery of up to 25,749 shares of our common stock.

      On March 11, 2002, we purchased 8,100,065 shares of the common stock of Toymax primarily from four of its stockholders. The aggregate purchase price for these shares was approximately $24.3 million in cash and 646,384 shares of our common stock. Prior to that date, we had acquired 132,754 shares of Toymax common stock, so that, as of March 31, 2002, we owned 8,232,819 shares of Toymax common stock, representing approximately 66.8% of the outstanding shares of Toymax common stock. The second phase of the acquisition was completed on October 25, 2002, when we purchased the remaining approximately 4,100,000 outstanding shares of Toymax in a merger transaction. Consideration paid for each share of Toymax owned was $3.00 per share in cash for a total amount of $12.4 million and approximately 520,000 shares of our common stock.

      In October 2001, we secured a syndicated line of credit totaling $50.0 million with a consortium of banks led by Bank of America, N.A. (“Line of Credit”). The Line of Credit will be available for future acquisitions and working capital and is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which require us to maintain a minimum net worth and limit our ability to incur additional indebtedness, pay cash dividends or make distributions, sell assets and enter into certain mergers or acquisitions. We are required to not have any outstanding borrowings in excess of $30.0 million for a period of at least 30 consecutive days during the first fiscal quarter of each year of the agreement. Amounts outstanding under this facility bear interest at 0.25% plus the greater of the Prime Rate or the Federal Funds Rate plus 0.5%, subject to adjustment based on certain financial ratios. As of September 30, 2002, we had no outstanding borrowings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of September 30, 2002, we have not used derivative instruments or engaged in hedging activities to minimize our market risk.

INTEREST RATE RISK

     As of September 30, 2002, we do not have any outstanding balances on our Line of Credit and we have only nominal interest-bearing obligations. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

FOREIGN CURRENCY RISK

     We have wholly-owned subsidiaries in Hong Kong and in the United Kingdom. Sales by these operations made on a FOB China or Hong Kong basis are denominated in U.S. dollars. However, purchases of inventory and Hong Kong operating expenses are typically denominated in Hong Kong dollars and domestic sales and operating expenses made in the United Kingdom are typically denominated in British Pounds, thereby creating exposure to changes in exchange rates. Changes in the British Pound or Hong Kong dollar/U.S. dollar exchange rates may positively or negatively affect our gross margins, operating income and retained earnings. The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to US$1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. We do not believe that near-term changes in these exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Hong Kong dollar or British Pound.

ITEM 4. CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures.

     Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c) as of a date within 90 days of the filing date of the quarterly report (the “Evaluation Date”) have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

     (b)  Changes in internal controls.

     There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     A Proxy Statement was mailed on or about August 30, 2002 to stockholders of record of the Company as of August 27, 2002 in connection with the Company’s 2002 Annual Meeting of Stockholders, which was held on September 27, 2002 at the Sherwood Country Club, 320 West Stafford Road, Thousand Oaks, California. At the Meeting, the stockholders voted on four matters, all of which were approved.

     The first matter was the election of the members of the Board of Directors. The six directors elected and the tabulation of the votes (both in person and by proxy) were as follows:

Nominees for Director	For	Against	Withheld

Jack Friedman	18,220,018	0	3,282,625
Stephen G. Berman	17,989,613	0	3,513,030
David C. Blatte	20,727,242	0	775,401
Robert E. Glick	20,512,887	0	989,756
Michael G. Miller	20,513,337	0	989,306
Murray L. Skala	20,225,798	0	1,276,845

     There were no broker held non-voted shares represented at the Meeting with respect to this matter.

          The second matter upon which the stockholders voted was the proposal to ratify and approve the amendment of the Company’s certificate of incorporation (i) to increase the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 25,000,000 shares to 100,000,000 shares; (ii) to increase the number of authorized shares of the Company’s preferred stock, par value $0.001 per share, from 1,000,000 shares, to 5,000,000 shares; and (iii) to implement changes to reflect recent changes to Delaware law and that remove or revise certain obsolete provisions. The tabulation of the votes (both in person and by proxy) was as follows:

For	Against	Abstentions

12,542,788	4,946,006	17,359

          There were 3,996,490 broker non-voted shares with respect to this matter.

     The third matter upon which the stockholders voted was the proposal to ratify the appointment by the Board of Directors of PKF Certified Public Accountants, A Professional Corporation, as independent certified public accountants for the Company for 2002. The tabulation of the votes (both in person and by proxy) was as follows:

For	Against	Abstentions

21,108,987	386,964	6,692

     There were no broker held non-voted shares represented at the Meeting with respect to this matter.

     The fourth matter upon which the stockholders voted was the proposal to ratify and approve the Company’s 2002 Stock Award and Incentive Plan. The tabulation of the votes (both in person and by proxy) was as follows:

For	Against	Abstentions

10,116,116	5,664,748	1,725,290

     There were 3,996,489 broker held non-voted shares represented at the Meeting with respect to this matter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

NUMBER	DESCRIPTION

3.1.1	Restated Certificate of Incorporation of the Company(1)

3.1.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company(2)

3.2.1	By-Laws of the Company(1)

3.2.2	Amendment to By-Laws of the Company(3)

99.1	Certification of Chief Executive Officer(4)

99.2	Certification of Chief Financial Officer(4)

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(2)	Filed previously as exhibit 4.1.2 of the Company’s Registration Statement on Form S-3 (Reg. No. 333-74717), filed on March 9, 1999, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed herewith.

(b)    Reports on Form 8-K

     We filed a Current Report on Form 8-K on September 4, 2002 relating to the Company’s extending the deadline to complete its acquisition of Toymax.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

JAKKS PACIFIC, INC.

Date: November 14, 2002	By:	/s/ Joel M. Bennett

Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

CERTIFICATIONS

I, Jack Friedman, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of JAKKS Pacific, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 14, 2002

By:	/s/ JACK FRIEDMAN

JACK FRIEDMAN Chairman and Chief Executive Officer

I, Joel M. Bennett, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of JAKKS Pacific, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 14, 2002

By:	/s/ JOEL M. BENNETT

JOEL M. BENNETT Chief Financial Officer