Form 10-K
period 2002-12-31
JAKKS PACIFIC INC
filed 2003-03-31
CIK 1009829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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

Title of Class

Common Stock, $.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on March 27, 2003) is $262,295,234.

      The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock) is 24,933,007 (as of March 27, 2003).

Documents Incorporated by Reference

None.

JAKKS PACIFIC, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year ended December 31, 2002

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

Company Overview

      We are a leading multi-line, multi-brand toy company that designs, develops, produces and markets toys and related products. We focus our business on acquiring or licensing well-recognized trademarks and brand names with long product histories (“evergreen brands”). We seek to acquire these evergreen brands because we believe they are less subject to market fads or trends. Our products are typically simpler, lower-priced, toys and accessories and include:

•	Action figures and accessories including licensed characters, principally based on World Wrestling Entertainment® and the Dragon Ball® franchise, and toy vehicles, including Road Champs® die-cast collectibles, infrared radio controlled vehicles and Mighty Mo’s® and RemcoTM toy and activity vehicles;

•	Craft, activity and stationery products, including Flying Colors® activity sets, compounds, candy, playsets and lunch boxes, and Pentech® writing instruments, stationery and activity products;

•	Seasonal toys and leisure products, including kites, Funnoodle® pool toys, and StormTM water guns;

•	Electronics products, including karaoke machines, Laser ChallengeTM and TV games;

•	Junior sports, including Disney products, GaksplatTM and Storm;

•	Child Guidance® toy foam puzzle mats and blocks, activity sets, outdoor products, plush toys and slumber bags; and

•	Fashion and mini dolls and related accessories, including Disney® Princesses sold exclusively in The Disney Store chain.

      We continually review the marketplace to identify and evaluate evergreen brands that we believe have the potential for significant growth. We endeavor to generate growth within these brands by:

•	creating innovative products under established brand names;

•	focusing our marketing efforts to enhance consumer recognition and retailer interest;

•	linking them with our evergreen portfolio of brands;

•	adding new items to the branded product lines that we expect will enjoy greater popularity; and

•	adding new features and improving the functionality of products in the line.

      In addition to developing our proprietary brands and marks, we license brands such as World Wrestling Entertainment, Nickelodeon®, Blue’s Clues®, SpongeBob SquarePants®, Winnie the Pooh®, Hello Kitty® and the Dragon Ball franchise. Licensing enables us to use these high-profile marks at a lower cost than we would incur if we purchased these marks or developed comparable marks on our own. By licensing marks, we have access to a far greater range of marks than would be available for purchase. We also license technology produced by unaffiliated inventors and product developers to improve the design and functionality of our products.

      We have capitalized on our relationship with the WWE by obtaining an exclusive worldwide license for our joint venture with THQ, which develops, produces, manufactures and markets video games based on World Wrestling Entertainment characters and themes. Since the joint venture’s first title release in 1999, it has released 14 new titles. We have received $34.2 million as our share of the joint venture’s profit through December 31, 2002.

      On March 11, 2002, we acquired an initial controlling interest in Toymax International, Inc. (“Toymax”), a developer and marketer of toys and related products, and completed the acquisition on October 25, 2002. This acquisition also added toy brand names such as Laser Challenge and Creepy Crawlers® to our brand portfolio. In addition, pool-related products branded under the name Funnoodle and kites branded under the name Go Fly a Kite® further diversified our portfolio with products popular in the spring and summer seasons.

      In November, 2002, we acquired certain product lines, assets and assumed certain specific liabilities from Trendmasters, Inc. (“Trendmasters”). Trendmasters added the The StormTM brand of water guns, gliders and junior sports toys, seasonal products for Halloween, Christmas and Easter, and vehicles, action figures, dolls and playsets under multiple brands.

      Most of our current products are relatively simple and inexpensive toys. In 2002, approximately 70% of our revenue came from products priced at ten dollars or less at retail. We believe that these products have enduring appeal and are less subject to general economic conditions, toy product fads and trends, and changes in retail distribution channels. As of December 31, 2002, we had over 4,300 products in 19 product categories. In addition, the simplicity of these products enables us to choose among a wider range of manufacturers and affords us greater flexibility in product design, pricing and marketing. Our product development process typically takes from three to nine months from concept to production and shipment to our customers. We believe that many licensors and retailers recognize and reward our ability to bring product to market faster and more efficiently than many of our competitors.

      We sell our products through our in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, toy specialty stores and wholesalers. Our five largest customers are Target, Kmart, Toys ‘R’ Us, Wal-Mart, and Kay Bee Toys, which collectively accounted for approximately 55.7% of our net sales in 2002. We have over 10,000 other customers, none of which accounted for more than 2.0% of our net sales in 2002.

Our Growth Strategy

      The execution of our growth strategy has resulted in increased revenues and earnings. In 2002, we generated net sales and EBITDA of $310.0 million and $49.2 million, respectively. Key elements of our growth strategy include:

      • Expand Core Products. We manage our existing and new brands through strong product development initiatives, including introducing new products, modifying existing products and extending existing product lines. Our product designers strive to develop new products or product lines to offer added technological, aesthetic and functional improvements to our product lines. In 2001, we expanded the use of real-scan technology in our action toys, which produces higher quality and better likenesses of the representative characters and vehicle parts. In addition, we introduced action figures with significantly greater ranges of motion, and expanded our electronic action figure recognition play sets.

      • Enter New Product Categories. We will continue to use our extensive experience in the toy and other industries to evaluate products and licenses in new product categories and to develop additional product lines. We have entered the toy candy category through our internal creation of Tongue TapeTM and expanded into slumber bags through the licensing of this category from our current licensors, such as Nickelodeon.

      • Pursue Strategic Acquisitions. We intend to supplement our internal growth rate with selected strategic acquisitions. Since our inception in 1995, we have successfully completed and integrated ten acquisitions of companies and trademarks. These include our acquisitions of Justin Products, Road Champs, Remco, Child Guidance, Berk, Flying Colors, Pentech, Kidz Biz, Toymax and most recently, Trendmasters. We will continue focusing our acquisition strategy on businesses or brands that have compatible product lines and offer valuable trademarks or brands.

      • Acquire Additional Character and Product Licenses. We have acquired the rights to use many familiar corporate, trade and brand names and logos from third parties that we use with our primary trademarks and brands. Currently, we have license agreements with the WWE, Nickelodeon, Disney, and Warner Bros., as well as with the licensors of the many popular licensed children’s characters previously mentioned, among others. We intend to continue to pursue new licenses from these entertainment and media companies and other licensors. We also intend to continue to purchase additional inventions and product concepts through our existing network of product developers.

      • Expand International Sales. We believe that foreign markets, especially Europe, Australia, Canada, Latin America and Asia, offer us significant growth opportunities. In 2002, our sales generated outside the United States grew 33.1% to approximately $53.2 million, or 17.2% of total net sales. We intend to continue to expand our international sales by capitalizing on our experience and our relationships with foreign distributors and retailers. Our recent expansion efforts included entering into a distribution agreement with Funtastic Ltd., an Australia based toy distributor. In addition, in December 2001, we acquired Kidz Biz for its distribution channels in the United Kingdom and surrounding territories. We expect both initiatives to continue to contribute to our international growth in 2003.

      • Capitalize On Our Operating Efficiencies. We believe that our current infrastructure and low-overhead operating model can accommodate significant growth without a proportionate increase in our operating and administrative expenses, thereby increasing our operating margins.

Industry Overview

      According to the TIA, the leading toy industry trade group, the United States is the world’s largest toy market, followed by Japan and Western Europe. Total retail sales of toys, excluding video games, in the United States, were approximately $20.3 billion in 2002. Sales by domestic toy manufacturers to foreign customers exceeded $6.0 billion in 2002. We believe the two largest United States toy companies, Mattel and Hasbro, collectively hold a dominant share of the domestic non-video toy market. In addition, hundreds of smaller companies compete in the design and development of new toys, the procurement of character and product licenses, and the improvement and expansion of previously introduced products and product lines. In the United States video game segment, total retail sales of video game software were approximately $10.3 billion in 2002.

      Over the past few years, the toy industry has experienced substantial consolidation among both toy companies and toy retailers. We believe that the ongoing consolidation of toy companies provides us with increased growth opportunities due to retailers’ desire to not be entirely dependent on a few dominant toy companies. Retailer concentration also enables us to ship products, manage account relationships and track retail sales more effectively and efficiently.

Products

      We focus our business on acquiring or licensing well-recognized trademarks or brand names, and we seek to acquire evergreen brands which are less subject to market fads or trends. Some of our license agreements for products and concepts call for royalties ranging from 1% to 6% of net sales, and some may require minimum guarantees and advances. Our principal products include:

Action Figures and Accessories

      We have an extensive toy license with the WWE pursuant to which we have the exclusive worldwide right, until December 31, 2009, to develop and market a full line of toy products based on the popular World Wrestling Entertainment professional wrestlers. These wrestlers perform throughout the year at live events that attract large crowds, many of which are broadcast on free and cable television, including pay-per-view specials. We launched this product line in 1996 with various series of 6 inch articulated action figures that have movable body parts and feature real-life action sounds from our patented bone-crunching mechanism that allows the figures’ “bones” to crack when they are bent. We continually expand and enhance this product line by using technology in the development and in the products themselves. The 6 inch figures currently make up a substantial portion of our overall World Wrestling Entertainment line, which has since grown to include many other new products including playsets using interactive technology. Our strategy has been to release new figures and accessories frequently to keep the line fresh and to retain the interest of the consumers.

      In December 2002, we signed a three-year master toy license for Dragon Ball®, Dragon Ball Z® and Dragon Ball GT®. We will develop, manufacture and distribute action figures and action figure accessories based on these top-rated animated series.

Flying Colors/ Pentech Activity Sets, Compounds, Playsets, Writing Instruments and Lunch Boxes

      Through our acquisition of Flying Colors Toys we entered into the toy activity category with compounds and plastic molded activity cases containing a broad range of activities, such as make and paint your own characters, jewelry making, art studios, posters, puzzles and other projects. The activity cases, with molded and painted likenesses of popular characters, such as Nickelodeon’s Blue’s Clues and SpongeBob SquarePants, and Hello Kitty, have immediate visual appeal. Using a related production technology, our lunch boxes complement this line with similarly-styled molded and painted likenesses featuring these and other popular characters. Our product lines also include stationery, back-to-school pens, pencils, markers and notebooks. In 2002, we entered the toy candy category and introduced our Tongue Tape products in six flavors in a plastic container and have added a necklace to carry a Tongue Tape dispenser.

      Our compounds represent another significant area of emphasis for Flying Colors. Launched under the Blue’s Clues license, this line has expanded from play clay in a bucket to an entire Blue’s Clues playset featuring book molds, extrusion and other devices. We are continuing to expand the compound area and have introduced a full line of innovative compounds under the Nickelodeon brand, including Goooze® and SkweeezTM, among others.

Electronics Products

      Through our acquisition of Toymax we entered into the electronic products category with our video karaoke machines, Laser Challenge product line and TV games. Our Singing Starz Video Karaoke Machines include songs from top artists. Our Laser Challenge product line includes laser games and NRG paintball. Our TV games include licenses from Activision, Atari, and Namco, and feature such games as Centipede and Pac-Man.

Seasonal Products

      Through our acquisitions of Toymax and Trendmasters we have entered into a wide range of seasonal toys and leisure products. Our Go Fly A Kite product line includes youth and adult kites and a wide array of decorative flags, windstocks, and windwheels. Our Funnoodle pool toys include the basic funnoodle, pool floats and a variety of other pool toys. Our Storm product line includes water guns, gliders and sport balls. In addition we added a holiday product line for Easter, Halloween and Christmas.

Junior Sports Products

      Our junior sports products include Disney licensed products, Gaksplat and Storm. Our Disney sports include such activities as basketball, bowling and golf. Our Gaksplat and Storm junior sports include a variety of mini sport balls and activity products.

Wheels Division Products

•	Road Champs die-cast collectible and toy vehicles

      The Road Champs product line consists of highly detailed, die-cast replicas of new and classic cars, trucks, motorcycles, emergency vehicles and service vehicles, primarily in  1/43 scale (including police cars, fire trucks and ambulances), buses and aircraft (including propeller planes, jets and helicopters). Through licenses, we produce replicas of well-known vehicles including those from Ford®, Chevrolet® and Porsche®. We believe that these licenses, increase the perceived value of the products and enhance their marketability.

•	Extreme sports die-cast collectibles and toy vehicles and action figures

      Our extreme sports offering includes our MXS® line of motorcycles with riders featuring “click n grip” functionality which allows the user to release the rider from the motorcycle seat and perform the signature moves of the sport’s top riders. Other products include off-road vehicles, personal watercraft, surfboards and skateboards, all sold individually and with playsets and accessories.

•	Toy and activity vehicles

      Our Remco toy line includes toy and activity vehicles and other toys. In 2002, we also added infrared radio controlled vehicles and Mighty Mo’s toy vehicles. Our toy vehicle line is comprised of a large assortment of rugged die-cast and plastic vehicles that range in size from four and three-quarter inch to big-wheeled seventeen inch vehicles. The breadth of the line is extensive, with themes ranging from emergency, fire, farm and construction, to racing and jungle adventure.

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

•	Foam puzzle mats and playsets

      The foam toy products include puzzle mats featuring licensed characters, such as Winnie the Pooh, Blue’s Clues, and Teletubbies®, among others, as well as letters of the alphabet and numbers. The inter-locking puzzle pieces can also be used to build houses and other play areas. Other products include foam puzzles of the United States, foam vehicles and outdoor foam products.

•	Slumber bags

      Our line of children’s indoor slumber bags features Dora the Explorer, SpongeBob SquarePants and Blue’s Clues in addition to proprietary designs.

Fashion and Mini Dolls and Related Accessories

      We produce various proprietary and licensed fashion and mini dolls and accessories for children between the ages of three and ten. The proprietary product lines include 11 1/2 inch fashion dolls customized with high-fashion designs that correspond with particular holidays, events or themes, and fashion dolls based on children’s classic fairy tales and holidays. We also have an agreement to manufacture for The Disney Store chain a full line of dolls under a private label which features Disney Princesses and classic Disney characters.

      Other products include 6 inch dolls called the Fresh Look FriendsTM and a line of 4 inch dolls accompanied by puppies that have magnetic components and other mechanisms that allow children to perform tricks and to create action with the toys. We also created playsets in the form of houses for these dolls, which are sold under the Tiny Tots in Puppy TowneTM label.

      Our in-house product developers originate the design and functionality of most of our fashion dolls. In many cases, they work with retailers and incorporate their input on doll characteristics, packaging and other design elements to create exclusive product lines for them.

World Wrestling Entertainment Video Games

      In June 1998, we formed a joint venture with THQ, a developer, publisher and distributor of interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture entered into a license agreement with the WWE under which it acquired the exclusive worldwide right to publish World Wrestling Entertainment video games on all hardware platforms. The term of the license agreement expires on December 31, 2009, and the joint venture has a right to renew the license for an additional five years under various conditions.

      The games are designed, developed, manufactured and distributed by THQ. THQ arranges for the manufacture of the CD-ROMs and game cartridges used in the various video game platforms under non-exclusive licenses with Sony, Nintendo, Sega and Microsoft. No other licenses are required for the manufacture of the personal computer titles.

      Through June 30, 2006, we are entitled to receive a guaranteed percentage preferred return from the joint venture at varying rates of net sales of the video games depending on the cumulative unit sales and platform of each particular game, as well as on the royalties earned by the joint venture from the publishing of game guides by third parties. After June 30, 2006, the amount of our preferred return from the joint venture will be subject to renegotiation between THQ and us. The minimum preferred return from the joint venture to be distributed to us in each of the years in the period ending December 31, 2003 is $2.6 million per year. THQ is entitled to receive the balance of the profits.

      The joint venture currently publishes titles for the Sony PlayStation® and PlayStation 2®, Nintendo 64® and GameCube® and Microsoft Xbox® consoles, Nintendo Game Boy Color® and Game Boy Advance® hand-held platforms and personal computers. The joint venture launched its first products, a video game for the Nintendo 64 platform and a video game for Game Boy Color, in November 1999. It will also publish titles for new hardware platforms, when and as they are introduced to the market and have established a sufficiently installed base to support new software. These titles are marketed to our existing customers as well as to game, electronics and other specialty stores, such as Electronics Boutique and Best Buy.

      The following table presents our past results with the joint venture:

	New Game Titles
			Profit from Joint
	Console Platforms	Hand-held Platforms	Venture(1)

			($ in millions)
1999	1	1	$3.6
2000	4	1	15.9
2001	1	2	6.7
2002	3	1	8.0

(1)	Profit from the joint venture reflects our preferred return on joint venture revenue less certain costs incurred directly by us.

      Wrestling video games have demonstrated consistent popularity, with five of our wrestling-themed video games each having sold in excess of 1 million units in 1999, 2000, 2001, and 2002, at retail prices ranging from approximately $42 to $60 per game. We believe that the success of World Wrestling Entertainment titles is dependent on the graphic look and feel of the software, the depth and variation of game play and the popularity of World Wrestling Entertainment. We believe that as a franchise property, World Wrestling Entertainment titles have brand recognition and sustainable consumer appeal, which may allow the joint venture to use titles over an extended period of time through the release of sequels and extensions and to re-release such products at different price points in the future. In 2001, our PlayStation title SmackDownTM was re-released as a “greatest hit.”

      Based on the popularity of the WWE characters, we are expanding the use of these characters into the vehicle combat genre of video games with the first release expected in Spring 2003.

Sales, Marketing and Distribution

      We sell all of our products through our own in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, toy specialty stores and wholesalers. Our five largest customers are Target, Kmart, Toys ‘R’ Us, Wal-Mart, and Kay Bee Toys, which accounted for approximately 54.7% of our net sales in 2001 and 55.7% of our net sales in 2002. Except for purchase orders relating to products on order, we do not have written agreements with our customers. Instead, we generally sell products to our customers pursuant to letters of credit or, in some cases, on open account with payment terms typically varying from 30 to 90 days. From time to time, we allow our customers credits against future purchases from us in order to facilitate their retail markdown and sales of slow-moving inventory. We also sell our products through e-commerce sites, including Toysrus.com.

      We contract the manufacture of most of our products to unaffiliated manufacturers located in China. We sell the finished products on a letter of credit basis or on open account to our customers, who take title to the goods in Hong Kong or China. These methods allow us to reduce certain operating costs and working capital requirements. A portion of our sales originate in the United States, so we hold certain inventory in our warehouse and fulfillment facilities. To date, a significant portion of all of our sales has been to domestic customers. We intend to continue expanding distribution of our products into foreign territories and, accordingly, we have:

•	acquired Kidz Biz, a United Kingdom-based distributor of toys and related products,

•	engaged representatives to oversee sales in certain territories,

•	engaged distributors in certain territories, such as Funtastic in Australia, and

•	established direct relationships with retailers in certain territories.

      Outside of the United States, we currently sell our products primarily in Europe, Australia, Canada, Latin America and Asia. Sales of our products abroad accounted for approximately $40.0 million, or 14.1% of our net sales, in 2001 and approximately $53.2 million, or 17.2% of our net sales, in 2002. We believe that foreign markets present an attractive opportunity, and we plan to intensify our marketing efforts and further expand our distribution channels abroad.

      We establish reserves for sales allowances, including promotional allowances and allowances for anticipated defective product returns, at the time of shipment. The reserves are determined as a percentage of net sales based upon either historical experience or on estimates or programs agreed upon by our customers.

      We obtain, directly, or through our sales representatives, orders for our products from our customers and arrange for the manufacture of these products as discussed below. Cancellations generally are made in writing, and we take appropriate steps to notify our manufacturers of these cancellations.

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

      We advertise our products in trade and consumer magazines and other publications, market our products at international, national and regional toy, stationery and other specialty trade shows,

conventions and exhibitions and carry on cooperative advertising programs with toy and mass retailers and other customers which include the use of in-store displays. We also produce and broadcast television commercials for our World Wrestling Entertainment action figure line as well as for some of our Flying Colors and Electronics products. We may also advertise some of our other products on television, if we expect that the resulting increase in our net sales will justify the relatively high cost of television advertising.

Product Development

      Each of our product lines has an in-house manager responsible for product development. The in-house manager identifies and evaluates inventor products and concepts and other opportunities to enhance or expand existing product lines or to enter new product categories. In addition, we create proprietary products, the principal source of products for our fashion doll line, and products to more fully exploit our concept and character licenses. Although we do have the capability to create and develop products from inception to production, we generally use third-parties to provide a substantial portion of the sculpting, sample making, illustration and package design required for our products in order to accommodate our increasing product innovations and introductions. Typically, the development process takes from three to nine months from concept to production and shipment to our customers.

      We employ a staff of designers for all of our product lines. We occasionally acquire our other product concepts from unaffiliated third parties. If we accept and develop a third party’s concept for new toys, we generally pay a royalty on the toys developed from this concept that are sold, and may, on an individual basis, guarantee a minimum royalty. Royalties payable to inventors and developers generally range from 1% to 8% of the wholesale sales price for each unit of a product sold by us. We believe that utilizing experienced third-party inventors gives us access to a wide range of development talent. We currently work with numerous toy inventors and designers for the development of new products and the enhancement of existing products. We believe that toy inventors and designers have come to appreciate our practice of acting quickly and decisively to acquire and market licensed products. In addition, we believe that all of these factors, as well as our recent success in developing and marketing products, make us more attractive to toy inventors and developers than some of our competitors.

      Safety testing of our products is done at the manufacturers’ facilities by an engineer employed by us or by independent third-party contractors engaged by us. Safety testing is designed to meet regulations imposed by federal and state governmental authorities. We also monitor quality assurance procedures for our products for safety purposes. In addition, independent laboratories engaged by some of our larger customers test certain of our products.

Manufacturing and Supplies

      Most of our products are currently produced by overseas third-party manufacturers, which we choose on the basis of quality, reliability and price. Consistent with industry practice, the use of third-party manufacturers enables us to avoid incurring fixed manufacturing costs, while maximizing flexibility, capacity and production technology. All of the manufacturing services performed overseas for us are paid for on open account with the manufacturers. To date, we have not experienced any material delays in the delivery of our products; however, delivery schedules are subject to various factors beyond our control, and any delays in the future could adversely affect our sales. Currently, we have ongoing relationships with more than 20 different manufacturers. We believe that alternative sources of supply are available, although we cannot be assured that we can obtain adequate supplies of manufactured products.

      Although we do not conduct the day-to-day manufacturing of our products, we participate in the design of the product prototype and production tools, dies and molds for our products and we seek to ensure quality control by actively reviewing the production process and testing the products produced by our manufacturers. We employ quality control inspectors who rotate among our manufacturers’ factories to monitor the production of substantially all of our products.

      The principal raw materials used in the production and sale of our toy products are plastics, zinc alloy, plush, printed fabrics, paper products and electronic components, all of which are currently available at reasonable prices from a variety of sources. Although we do not manufacture our products, we own the tools, dies and molds used in the manufacturing process, and these are transferable among manufacturers if we choose to employ alternative manufacturers. Tools, dies and molds represent substantially all of our property and equipment and amounted to $10.7 million in 2001 and $9.6 million in 2002. Substantially all of these assets are located in China.

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

Competition

      Competition in the toy industry is intense. Globally, certain of our competitors have greater financial resources, larger sales and marketing and product development departments, stronger name recognition, longer operating histories and benefit from greater economies of scale. These factors, among others, may enable our competitors to market their products at lower prices or on terms more advantageous to customers than those we could offer for our competitive products. Competition often extends to the procurement of entertainment and product licenses, as well as to the marketing and distribution of products and the obtaining of adequate shelf space. Competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations. In each of our product lines we compete against one or both of the toy industry’s two dominant companies, Mattel and Hasbro. In addition, we compete, in our Flying Colors and Pentech product categories, with Rose Art Industries, Hasbro (Play-doh) and Binney & Smith (Crayola), and, in our toy vehicle lines, with Racing Champions. We also compete with numerous smaller domestic and foreign toy manufacturers, importers and marketers in each of our product categories. Our joint venture’s principal competitors in the video game market are Electronic Arts, Activision and Acclaim Entertainment.

Seasonality and Backlog

      In 2002, approximately 55.2% of our net sales were made in the third and fourth quarters. Generally, the first quarter is the period of lowest shipments and sales in our business and the toy industry generally and therefore the least profitable due to various fixed costs. Seasonality factors may cause our operating results to fluctuate significantly from quarter to quarter. However, our writing instrument and activity products generally are counter-seasonal to the traditional toy industry seasonality due to the higher volume generally shipped for back-to-school beginning in the second quarter. In addition, our seasonal products are primarily sold in the spring and summer seasons. Our results of operations may also fluctuate as a result of factors such as the timing of new products (and related expenses) introduced by us or our competitors, the advertising activities of our competitors, delivery schedules set by our customers and the emergence of new market entrants. We believe, however, that the low retail price of most of our products may be less subject to seasonal fluctuations than higher priced toy products.

      We ship products in accordance with delivery schedules specified by our customers, which usually request delivery of their products within three to six months of the date of their orders. Because customer orders may be canceled at any time without penalty, our backlog may not accurately indicate sales for any future period.

Government and Industry Regulation

      Our products are subject to the provisions of the Consumer Product Safety Act (“CPSA”), the Federal Hazardous Substances Act (“FHSA”), the Flammable Fabrics Act (“FFA”) and the regulations promulgated thereunder. The CPSA and the FHSA enable the Consumer Products Safety Commission (“CPSC”) to exclude from the market consumer products that fail to comply with applicable product safety regulations or otherwise create a substantial risk of injury, and articles that contain excessive amounts of a banned hazardous substance. The FFA enables the CPSC to regulate and enforce flammability standards for fabrics used in consumer products. The CPSC may also require the repurchase by the manufacturer of articles. Similar laws exist in some states and cities and in various international markets. We maintain a quality control program designed to ensure compliance with all applicable laws.

Employees

      As of March 27, 2003, we employed 284 persons, all of whom are full-time employees, including four executive officers. We employed 190 in the United States, 18 in the United Kingdom, 55 in Hong Kong and 21 in China. We believe that we have good relationships with our employees. None of our employees is represented by a union.

Environmental Issues

      We are subject to legal and financial obligations under environmental, health and safety laws in the United States and in other jurisdictions where we operate. We are not currently aware of any material environmental liabilities associated with any of our operations.

Available Information

      We make available free of charge on or through our Internet website, www.jakkspacific.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 2. Properties

      Our principal executive offices occupy approximately 17,000 square feet of space in Malibu, California under a lease expiring on February 28, 2008. We have a lease, expiring August 31, 2007, for approximately 11,000 square feet of additional office space in Malibu, California, which contains our design offices. We have a lease for showroom and office space of approximately 14,500 square feet at the International Toy Center in New York City which expires April 30, 2010.

We also have leased office and showroom space of approximately 10,000 square feet in Hong Kong from which we oversee our China-based third-party manufacturing operations, 318,000 square feet of warehouse space in City of Industry, California, and 10,000 square feet of office space in Surrey, England. We also occupy approximately 25,000 square feet of office and warehouse space in Clinton, Connecticut under a lease expiring September 30, 2007 from which the operations of our Go Fly a Kite division are carried out. We believe that our facilities in the United States, Hong Kong and England are adequate for our reasonably foreseeable future needs.

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

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted during the fourth quarter of 2002 to a vote of our security holders.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

      Our common stock is traded on the Nasdaq National Market under the symbol “JAKK.” The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock on the Nasdaq National Market.

	Price Range of
	Common Stock

	High	Low

2001:
First quarter	$15.00	$8.00
Second quarter	19.44	8.78
Third quarter	21.80	12.60
Fourth quarter	25.38	12.44

2002:
First quarter	23.70	15.85
Second quarter	23.49	15.91
Third quarter	17.76	9.57
Fourth quarter	16.63	9.30

Security Holders

      As of March 27, 2003, there were 159 holders of record of our common stock.

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

	Year Ended December 31,

	1998	1999	2000	2001	2002

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$85,253	$183,685	$252,288	$284,309	$310,016
Cost of sales	52,000	107,602	149,881	164,222	179,465

Gross profit	33,253	76,083	102,407	120,087	130,551
Selling, general and administrative expenses	24,007	51,154	80,435	89,575	91,848
Acquisition shut-down and product recall costs	—	—	1,469	1,214	6,718

Income from operations	9,246	24,929	20,503	29,298	31,985
Profit from Joint Venture	—	(3,605)	(15,906)	(6,675)	(8,004)
Interest, net	423	(1,588)	(3,833)	(2,057)	(1,141)
Other (income) expense, net	591	(182)	(92)	—	—

Income before provision for income taxes and minority interest	8,232	30,304	40,334	38,030	41,130
Provision for income taxes	1,857	8,334	11,697	9,797	9,049

Income before minority interest	6,375	21,970	28,637	28,233	32,081
Minority interest	—	—	—	—	810

Net income	$6,375	$21,970	$28,637	28,233	31,271

Basic earnings per share	$0.75	$1.55	$1.50	$1.55	$1.42

Weighted average shares outstanding	8,539	13,879	19,060	18,199	21,963

Diluted earnings per share	$0.59	$1.39	$1.41	$1.45	$1.37

Weighted average shares and equivalents outstanding	11,403	15,840	20,281	19,410	22,747

	At December 31,

	1998	1999	2000	2001	2002

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$12,452	$57,546	$29,275	$25,036	$68,413
Working capital	13,736	113,170	86,897	116,492	129,183
Total assets	58,736	232,878	248,722	284,041	408,810
Long-term debt, net of current portion	5,940	9	1,000	77	60
Total stockholders’ equity	37,754	187,501	204,530	244,403	360,577

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

      The accompanying consolidated financial statements and supplementary information were prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are discussed in Footnote 2 to the Consolidated Financial Statements, Item 8. Inherent in the application of many of these accounting policies is the need for management to make estimates and judgments in the determination of certain revenues, expenses, assets and liabilities. As such, materially different financial results can occur as circumstances change and additional information becomes known. The policies with the greatest potential effect on our results of operation and financial position include:

      The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than our historical experience, our estimates of the recoverability of amounts due to us could be overstated, which could have an adverse impact on our operating results.

      Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions and royalties. We follow very specific and detailed guidelines in measuring revenues; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter.

      We assess the impairment of long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	significant negative industry or economic trends.

      When we determine that the carrying value of long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net long-lived assets and goodwill amounted to $222.0 million as of December 31, 2002.

Recent Developments

      On March 11, 2002, we purchased a controlling interest in Toymax. On October 25, 2002 we completed that acquisition, by acquiring the remaining outstanding common shares. The total purchase price of approximately $62.2 million consisted of 1,166,360 shares of our common stock, 598,697 stock options and approximately $41.0 million in cash and resulted in additional goodwill of $64.9 million. Our results of operations have included Toymax from March 12, 2002, however for the period March 12, 2002 through October 25, 2002 the minority interest’s share of Toymax’s earnings were excluded.

      On November 27, 2002, we purchased certain product lines, assets and assumed certain liabilities from Trendmasters. The total purchase price of approximately $19.0 million consisted of all cash and resulted in goodwill of $26.2 million. Our results of operations have included Trendmasters from the date of acquisition.

Results of Operation

      The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	Years Ended December 31,

	1998	1999	2000	2001	2002
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.0	58.6	59.4	57.8	57.9

Gross profit	39.0	41.4	40.6	42.2	42.1
Selling, general and administrative expenses	28.2	27.8	31.9	31.5	29.6
Acquisition shut-down and product recall costs	—	—	0.5	0.4	2.2

Income from operations	10.8	13.6	8.2	10.3	10.3
Profit from Joint Venture	—	(2.0)	(6.3)	(2.3)	(2.6)
Interest, net	0.4	(0.9)	(1.5)	(0.7)	(0.4)
Other (income) expense, net	0.7	—	—	—	—

Income before income taxes and minority interest	9.7	16.5	16.0	13.3	13.3
Provision for income taxes	2.2	4.5	4.6	3.4	2.9

Income before minority interest	7.5	12.0	11.4	9.9	10.4
Minority interest	—	—	—	—	0.3

Net income	7.5%	12.0%	11.4%	9.9%	10.1%

Years Ended December 31, 2002 and 2001

      Net Sales. Net sales increased $25.7 million, or 9.0%, to $310.0 million in 2002 from $284.3 million in 2001. The growth in net sales was due primarily to the addition of the Toymax products and continuing growth in sales of our Flying Colors and Doll products which was offset in part by a decrease in sales of our Wheels division, consisting primarily of our Road Champs die-cast toy and collectible vehicles with its extreme sports products.

      Gross Profit. Gross profit increased $10.5 million, or 8.7%, to $130.6 million in 2002, or 42.1% of net sales, from $120.1 million, or 42.2% of net sales, in 2001. The overall increase in gross profit was attributable to the increase in net sales. Gross profit margin was compatible to last year as lower margins for Toymax products were offset by the decrease in royalty expense as a percentage of net sales due to changes in the product mix resulting from the sale of more products with lower royalty rates or proprietary products with no royalties.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $91.8 million in 2002 and $89.6 million in 2001, constituting 29.6% and 31.5% of net sales, respectively. The overall increase of $2.2 million in such costs was due to costs incurred in support of our Kidz Biz and Toymax acquisitions and increased media buys, offset in part by a decrease in Goodwill amortization expense based on the implementation of SFAS 142. The decrease as a percentage of net sales is primarily attributable to the relative fixed nature of certain expenses with a concurrent increase in net sales. We produced and aired television commercials in support of several of our products, including World Wrestling Entertainment action figures and Flying Colors products, in 2001 and 2002. From time to time, we may increase our advertising efforts, if we deem it appropriate for particular products.

      Acquisition Shut-down and Recall Costs. Acquisition shut-down costs in 2002 relate to shut-down costs, including lease termination, fixed asset abandonment and other costs, of certain operations of Toymax and Kidz Biz. Such costs in 2001 relate to shut-down costs of certain operations of Pentech, acquired in 2000. Operations impacted by these shut-downs were sales, design, distribution and administration. The integration of Pentech was completed in 2001 and the integration of Toymax and Kidz Biz was completed in 2002. In 2002, we accrued $2.2 million for the recall of one of our products.

      The components of the acquisition shut-down and recall costs are as follows:

	Accrued Balance			Accrued Balance
	December 31, 2001	Accrual	Actual	December 31, 2002

Lease abandonment costs	$—	$3,723,481	$(1,413,681)	$2,309.800
Fixed asset write-off	—	260,142	(260,142)	—
Other	—	558,995	(558,995)	—
Recall	—	2,175,087	(2,175,087)	—

Total acquisition shut-down and recall costs	$—	$6,717,705	$(4,407,905)	$2,309,800

      Profit from Joint Venture. Profit from joint venture increased by $1.3 million in 2002 due to the joint venture having sales of only carryover titles in 2001 compared to releasing a new Microsoft Xbox title in addition to having sales of carryover titles in 2002. New releases typically generate higher unit sales resulting in higher overall sales as compared to carryover titles. Profit from the joint venture contributed significantly to our pre-tax profit, representing 17.6% of pre-tax income in 2001 and 19.5% in 2002. We expect to continue to receive a preferred return over the remaining term of the license agreement ending December 31, 2009, although we cannot predict with certainty what levels of return will be achieved and, in any case, we anticipate substantial fluctuations in the amount of the preferred return distributed to us from year to year.

      Interest, Net. Interest income decreased in 2002 compared to 2001 in spite of higher average cash balances due to lower interest rates.

      Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 2001 and 2002, at effective tax rates of 25.8% in 2001 and 22% in 2002, benefiting from a flat 16.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong. The decrease in the current year effective rate net results primarily from certain permanently non-taxable items in addition to a continued shift in profits to more favorable tax jurisdictions. As of December 31, 2002, we had net deferred tax assets of approximately

$3.9 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In making this determination, management considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

Years Ended December 31, 2001 and 2000

      Net Sales. Net sales increased $32.0 million, or 12.7%, to $284.3 million in 2001 from $252.3 million in 2000. The growth in net sales was due primarily to the continuing growth in sales of our Flying Colors product and an increase in sales of our World Wrestling Entertainment wrestling products, as well as the addition of Pentech products, which began contributing to operations in August 2000, and the introduction of our products based on the Battlebots television show though offset by a decrease in sales of our Doll products and our Wheels products, consisting primarily of our Road Champs die-cast toy and collectible vehicles including BXS die-cast bicycle, MXS die-cast motorcycles and other extreme sports products.

      Gross Profit. Gross profit increased $17.7 million, or 17.3%, to $120.1 million in 2001, or 42.2% of net sales, from $102.4 million, or 40.6% of net sales, in 2000. The overall increase in gross profit was attributable to the increase in net sales and the increase in the gross profit margin. The increase in gross profit margin of 1.6% of net sales is primarily attributable to the decrease in royalty expense as a percentage of net sales due to changes in the product mix and lower product costs, which was partially offset by an increase in amortization expense relating to molds and tools used in the manufacture of our products.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $89.6 million in 2001 and $80.4 million in 2000, constituting 31.5% and 31.9% of net sales, respectively. The overall increase of $9.2 million in such costs in 2001 was due in large part to a $5.0 million dollar reserve on accounts receivable relating to the Chapter 11 bankruptcy filing of Kmart, which was filed in January of 2002, and the increase in net sales with its proportionate impact on variable selling costs such as freight and shipping related expenses, sales commissions, cooperative advertising and travel expenses, among others. The decrease as a percentage of net sales in primarily attributable to the fixed nature of certain of these expenses with a concurrent increase in net sales. We produced and aired television commercials in support of several of our products, including World Wrestling Entertainment action figures, Road Champs extreme sports products and Flying Colors products in 2000 and 2001. From time to time, we may increase our advertising efforts, if we deem it is appropriate for particular products.

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

      Profit from Joint Venture. Profit from our joint venture with THQ decreased in 2001 due to a decrease in our preferred return resulting from fewer releases of World Wrestling Entertainment video games by our joint venture in 2001 than in 2000. In 2001, the joint venture released two Nintendo GameBoy titles, which have lower unit sales and sales prices than the other game platforms, and one Sony Play Station 2 title along with modest carryover sales of titles released in 2000 and earlier, as compared to 2000, in which the joint venture released a total of four new titles consisting of two Sony Play Station titles, one Nintendo 64 title and one Sega Dreamcast title in addition to strong carryover sales of the two 1999 releases. Profit from the joint venture contributed significantly to our pre-tax profit, representing 39.4% of pre-tax income in 2000 and 17.6% in 2001. Through June 30, 2006, we are entitled to receive a guaranteed preferred return at varying rates of net sales of the video games depending on the cumulative unit sales and platform of each particular game, and after June 30, 2006, the amount of the preferred return is subject to renegotiation between THQ and us. The minimum preferred return to be distributed to us by the joint venture during each of the years in the period ending December 31, 2003 is $2.6 million per year. We expect our aggregate return over the remaining term of the license agreement ending December 31, 2009 to be significantly in excess of this amount, although we cannot predict with certainty that expected levels of return will be achieved and, in any case, we anticipate substantial fluctuations in the amount of the preferred return distributed to us from year to year.

      Interest, Net. Interest income decreased in 2001 due to lower average cash balances during 2001 than in 2000 as a result of significant disbursements made in the third and fourth quarters of 2000 related to the acquisition of Pentech and the repurchase by the Company of its common stock. Interest expense was nominal in 2000 and 2001.

      Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 2000 and 2001, at effective tax rates of 29% in 2000 and 25.8% in 2001, benefiting from a flat 16.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong. As of December 31, 2001, we had deferred tax assets of approximately $0.4 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In making this determination, management considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

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

	2000				2001				2002

	First	Second	Third	Fourth	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share data)
Net sales	$50,782	$50,578	$91,838	$59,090	$59,962	$70,141	$92,768	$61,438	$59,895	$78,992	$102,640	$68,489
As a % of full year	20.1%	20.1%	36.4%	23.4%	21.1%	24.7%	32.6%	21.6%	19.3%	25.5%	33.1%	22.1%
Gross profit	$20,104	$21,748	$37,672	$22,883	$24,468	$32,609	$39,056	$23,953	$26,470	$35,192	$41,812	$27,077
As a % of full year	19.7%	21.2%	36.8%	22.3%	20.4%	27.2%	32.5%	19.9%	20.3%	27.0%	32.0%	20.7%
As a % of net sales	39.6%	43.0%	41.0%	38.7%	40.8%	46.5%	42.1%	39.0%	44.2%	44.6%	40.7%	39.5%
Income (loss) from operations	$3,552	$6,095	$11,201	$(345)	$7,267	$8,879	$14,562	$(1,410)	$1,420	$9,912	$18,895	$1,758
As a % of full year	17.3%	29.8%	54.6%	(1.7)%	24.8%	30.3%	49.7%	(4.8)%	4.4%	31.0%	59.1%	5.5%
As a % of net sales	7.0%	12.1%	12.2%	(0.6)%	12.7%	12.1%	15.7%	(2.3)%	2.4%	12.5%	18.4%	2.6%
Income before income taxes and minority interest	$9,715	$8,877	$13,615	$8,127	$8,480	$9,478	$15,250	$4,822	$2,985	$10,849	$19,944	$7,352
As a % of net sales	19.1%	17.6%	14.8%	13.8%	14.1%	13.5%	16.4%	7.8%	5.0%	13.7%	19.4%	10.7%
Net income	$6,603	$6,237	$9,769	$6,028	$6,021	$6,873	$10,949	$4,390	$2,156	$7,832	$13,954	$7,329
As a % of net sales	13.0%	12.3%	10.6%	10.2%	10.0%	9.8%	11.8%	7.1%	3.6%	9.9%	13.6%	10.7%
Diluted earnings per share	$0.32	$0.31	$0.48	$0.32	$0.32	$0.36	$0.56	$0.22	$0.11	$0.36	$0.58	$0.30
Weighted average shares and equivalents outstanding	20,374	20,371	20,330	18,621	18,920	19,259	19,586	19,763	20,236	21,953	24,059	24,800

      During the second quarter of 2000, we recorded a charge which impacted operating income by approximately $1.4 million relating to the recall of one of our products.

      During the fourth quarter of 2001, we recorded a charge of $5.0 million to bad debt impacting operating income relating to the bankruptcy filing of one of our customers, Kmart.

      During the first quarter of 2002, we recorded a charge which impacted operating income by approximately $6.6 million relating to the restructuring of Toymax and Kidz Biz.

      During the second quarter of 2002, we recorded a charge which impacted operating income by approximately $1.5 million relating to the recall of one of our products.

      During the fourth quarter of 2002, we reversed $2.1 million of the restructuring charge recorded in the first quarter of 2002 and recorded an additional charge of approximately $0.7 million relating to the recall of one of our products, the net of which favorably impacted operating income by approximately $1.4 million. In addition, our effective tax rate for the year 2002 was reduced from 26% to 22%.

Recent Accounting Standards

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). The objective of SFAS 143 is to establish an accounting standard for the recognition and measurement of an asset retirement obligation on certain long-lived assets. The retirement obligation must be one that results from the acquisition, construction or normal operation of a long-lived asset. SFAS 143 requires the legal obligation associated with the retirement of a tangible long-lived asset to be recognized at fair value as a liability when incurred, and the cost to be capitalized by increasing the carrying amount of the related long-lived asset. SFAS 143 will be effective for the Company’s fiscal year beginning January 1, 2003. The adoption of this statement will have no material impact on the consolidated financial statements.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supersedes Statements of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS 121”) and retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss. SFAS 144 provides additional implementation guidance on accounting for an impairment loss. SFAS 144 is effective for all fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 beginning in fiscal 2002, the adoption of which did not have a material effect on the Company’s financial position or results of operations.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction” (“SFAS 145”). SFAS 145 eliminates extraordinary accounting treatment for reporting gains or losses on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this SFAS are effective for fiscal years beginning after May 15, 2002; however, early application of SFAS 145 is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of this SFAS would be reclassified to other income in most cases following adoption.

      The Company is currently evaluating the impact of the adoption of SFAS 145 would have on its consolidated results of operations subject to the evaluation in accordance with APB 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

      The Company anticipates that the adoption of SFAS 146 will not have a material effect on the Company’s financial position or results of operations.

Liquidity and Capital Resources

      As of December 31, 2002, we had working capital of $129.2 million, as compared to $116.5 million as of December 31, 2001. This increase was primarily attributable to the receipt of net proceeds from the sale of our common stock and from operating activities offset in part by disbursements relating to the acquisitions of Toymax and Trendmasters.

      Operating activities provided net cash of $66.2 million including the sale of marketable securities of $37.1 million in the year ended December 31, 2002 as compared to $13.4 million, net of the purchase of marketable securities of $23.5 million, in 2001. Net cash was provided primarily by net income and non-cash charges, such as depreciation and amortization, the forgiveness of an officer note receivable and minority interest, as well as decreases in prepaid expenses and other current operating assets, the sale of marketable securities and increases in the reserve for sales returns and allowances, income taxes payable and deferred income taxes, which were offset in part by a non-cash benefit consisting of earned compensation from stock option grants, increases in the preferred return from THQ joint venture, accounts receivable, inventory, advanced royalty payments and decreases in accounts payable and accrued expenses. As of December 31, 2002, we had cash and cash equivalents of $68.4 million and no marketable securities.

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

      Our investing activities used cash of $87.8 million in the year ended December 31, 2002, as compared to $19.4 million in 2001, consisting primarily of the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products, the goodwill acquired in the acquisitions of Toymax and Trendmasters, the $4.5 million in goodwill relating to the final earn-out for Flying Colors, and the increase in other assets, partially offset by the repayment of notes receivable from officers. In 2001, our investing activities consisted primarily of the purchase of molds and tooling used in the manufacture of our products, the goodwill acquired in the acquisitions of Kidz Biz Ltd. and Kidz Biz Far East, plus the $4.5 million in goodwill relating to the 2001 earn-out for Flying Colors, partially offset by the repayment of notes receivable from officers. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties ranging from 1% to 12% payable on net sales of such products. As of December 31, 2002, these agreements required future aggregate minimum guarantees of $19.4 million, exclusive of $2.9 million in advances already paid.

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

      Our financing activities provided net cash of $64.9 million in the year ended December 31, 2002, as compared to $1.8 million in 2001. In 2002, cash was primarily provided from the sale of our common stock and from the exercise of stock options and warrants, partially offset by the repayment of long-term debt. In 2001, cash was primarily provided from the exercise of stock options and warrants, partially offset by the repayment of debt assumed in the acquisition of Pentech.

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

      During 2002, we acquired all the outstanding common shares of Toymax for cash of approximately $41.0 million and 1,166,360 shares of our common stock and paid off approximately

$12.3 million of indebtedness. In November 2002, we acquired certain assets of Trendmasters for approximately $19.0 million and paid off approximately $3.7 million of indebtedness in cash.

      The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 31, 2002 and is based on information appearing in the notes to the consolidated financial statements:

	2003	2004	2005	2006	2007	Thereafter	Total

Long-term debt	$17,805	$19,036	$20,350	$20,297	$—	$—	$77,488
Operating leases	4,707,091	4,601,158	3,967,662	3,905,415	3,490,756	1,292,900	21,964,982
Minimum guaranteed license/royalty payments	4,202,692	1,829,063	4,538,335	1,040,000	1,040,000	6,731,000	19,381,090
Employment contracts	4,887,867	4,114,997	3,201,000	2,855,000	2,930,000	4,410,000	22,398,864

Total contractual cash obligations	$13,815,455	$10,564,254	$11,727,347	$7,820,712	$7,460,756	$12,433,900	$63,822,424

      In May and June 2002, we received an aggregate of $59.1 million in net proceeds from the sale of 3,525,000 shares of our common stock in an under-written public offering. These proceeds, which we invested temporarily in marketable securities and cash equivalents, were applied to our product acquisition, development, working capital and general corporate needs.

      In December 2001, we acquired all of the outstanding capital stock of Kidz Biz Limited, a United Kingdom company, and an affiliated Hong Kong company, Kidz Biz Far East Limited, for an aggregate purchase price of approximately $12.4 million. Total consideration was paid on the closing of the transaction in cash in the amount of $6.4 million and the issuance of 308,992 shares of our common stock at a value of $6.0 million. In addition, we agreed to pay an earn-out for each of 2002, 2003, 2004 and 2005, based on the year over year increase in Kidz Biz sales, payable by delivery of up to 25,749 shares of our common stock. In 2002, nothing was earned.

      In October 1999, we acquired Flying Colors Toys for approximately $34.7 million in cash for the stock and paid off approximately $17.6 million of indebtedness. In addition, we also paid an earn-out of up to $4.5 million in each of the three twelve-month periods following the closing because the gross profit of Flying Colors products achieved certain targeted levels during these periods.

      In October 2001, we secured a syndicated line of credit totaling $50.0 million with a consortium of banks led by Bank of America, N.A. (“Line of Credit”). The Line of Credit will be available for future acquisitions and working capital and is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which require us to maintain a minimum net worth and limit our ability to incur additional indebtedness, pay cash dividends or make distributions, sell assets and enter into certain mergers or acquisitions. We are required to not have any outstanding borrowings in excess of $30.0 million for a period of at least 30 consecutive days during the first fiscal quarter of each year of the agreement. Amounts outstanding under this facility bear interest at 0.25% plus the greater of the Prime Rate or the Federal Funds Rate plus 0.5%, subject to adjustment based on certain financial ratios. As of December 31, 2002, we had no outstanding borrowings.

      In February 2003, our Board of Directors approved a buyback of up to $20 million of our common stock. As of March 27, 2003, we repurchased 330,000 shares of our common stock for a total of approximately $3.4 million.

      We believe that our cash flows from operations, cash and cash equivalents on hand and the availability under the Line of Credit will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of December 31, 2002, we have not used derivative instruments or engaged in hedging activities to minimize our market risk.

Interest Rate Risk

      As of December 31, 2002, we do not have any outstanding balances on our Line of Credit, and we have only nominal interest-bearing obligations. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

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

Item 8. Consolidated Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Stockholders

JAKKS Pacific, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheets of JAKKS Pacific, Inc. and Subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows and the financial statement schedule for each of the three years in the period ended December 31, 2002. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of JAKKS Pacific, Inc. and Subsidiaries as of December 31, 2001 and 2002, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in note 2 to these consolidated financial statements, the Company changed its method of accounting for the amortization of goodwill and other intangible assets in accordance with guidance provided by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” in 2002.

/s/ PKF

PKF
Certified Public Accountants
A Professional Corporation

Los Angeles, California

February 10, 2003, except for
Note 20, for which the
date is March 27, 2003

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2002

Assets
Current assets
Cash and cash equivalents	$25,036,203	$68,412,826
Marketable securities	37,119,071	—
Accounts receivable, net of allowance for uncollectible accounts of $7,273,497 and $6,781,324 for 2001 and 2002, respectively	52,888,452	56,195,578
Inventory, net of reserves of $2,590,099 and $4,782,021 for 2001 and 2002, respectively	32,023,960	38,009,747
Prepaid expenses and other	4,735,059	3,547,179
Income Taxes Receivable	—	2,205,882
Advanced royalty payments	1,991,788	2,863,099
Notes Receivable — Officers	—	1,113,000
Deferred income taxes	—	4,445,658

Total current assets	153,794,533	176,792,969
Property and equipment
Office furniture and equipment	5,305,212	5,932,385
Molds and tooling	26,355,861	31,068,888
Leasehold improvements	1,854,501	2,463,875

Total	33,515,574	39,465,148
Less accumulated depreciation and amortization	17,762,905	24,639,593

Property and equipment, net	15,752,669	14,825,555
Notes Receivable - Officers	2,224,000	—
Intangibles and other, net	2,945,075	8,169,168
Investment in joint venture	7,893,312	8,118,645
Goodwill, net	89,863,415	189,335,933
Trademarks, net	11,567,679	11,567,679

Total assets	$284,040,683	$408,809,949

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,692,826	$8,994,469
Accrued expenses	18,068,725	19,394,014
Reserve for sales returns and allowances	4,952,879	13,579,368
Current portion of long-term debt	17,582	17,805
Income taxes payable	1,570,973	5,624,532

Total current liabilities	37,302,985	47,610,188
Long-term debt, net of current portion	77,488	59,683
Deferred income taxes	2,256,817	562,948

Total liabilities	39,637,290	48,232,819

Commitments and contingencies
Stockholders’ equity
Preferred shares, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 20,320,354 and 24,472,884 shares issued, respectively	20,320	24,473
Additional paid-in capital	168,114,819	240,101,458
Treasury Stock, at cost, 1,493,600 and nil shares, respectively	(12,911,483)	—
Retained earnings	89,179,737	120,451,199

Total stockholders’ equity	244,403,393	360,577,130

Total liabilities and stockholders’ equity	$284,040,683	$408,809,949

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2000	2001	2002
Net sales	$252,287,943	$284,309,021	$310,016,208
Cost of sales	149,880,804	164,222,261	179,465,227

Gross profit	102,407,139	120,086,760	130,550,981
Selling, general and administrative expenses	80,434,872	89,574,503	91,848,674
Acquisition shut-down and product recall costs	1,468,798	1,214,101	6,717,705

Income from operations	20,503,469	29,298,156	31,984,602
Profit from Joint Venture	(15,905,860)	(6,675,428)	(8,003,925)
Interest, net	(3,833,359)	(2,056,526)	(1,141,191)
Other income, net	(91,670)	—	—

Income before provision for income taxes and minority interest	40,334,358	38,030,110	41,129,718
Provision for income taxes	11,696,963	9,797,209	9,048,538

Income before minority interest	28,637,395	28,232,901	32,081,180
Minority interest	—	—	809,718

Net income	$28,637,395	$28,232,901	$31,271,462

Basic earnings per share	$1.50	$1.55	$1.42

Diluted earnings per share	$1.41	$1.45	$1.37

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
DECEMBER 31, 2000, 2001 AND 2002

	Common Stock
			Additional			Total
	Number		Paid-in	Treasury	Retained	Stockholders’
	of Shares	Amount	Capital	Stock	Earnings	Equity
Balance, December 31, 1999	19,272,692	$19,273	$155,172,781	$—	$32,309,441	$187,501,495
Exercise of options and warrants	212,890	212	1,171,031	—	—	1,171,243
Earned compensation for fully vested stock options	—	—	131,531	—	—	131,531
Repurchase of common stock	(1,493,600)	—	—	(12,911,483)	—	(12,911,483)
Net income	—	—	—	—	28,637,395	28,637,395

Balance, December 31, 2000	17,991,982	19,485	156,475,343	(12,911,483)	60,946,836	204,530,181
Exercise of options and warrants	525,780	526	3,069,219	—	—	3,069,745
Earned compensation for fully vested stock options		—	2,570,566	—	—	2,570,566
Issuances of common shares for Kidz Biz	308,992	309	5,999,691	—	—	6,000,000
Net income	—	—	—	—	28,232,901	28,232,901

Balance, December 31, 2001	18,826,754	20,320	168,114,819	(12,911,483)	89,179,737	244,403,393
Exercise of options and warrants	954,770	955	5,882,976	—	—	5,883,931
Earned compensation for fully vested stock options	—	—	(1,308,365)	—	—	(1,308,365)
Retirement of treasury stock	—	(1,494)	(12,909,989)	12,911,483	—	—
Fair value of outstanding stock options in acquisition	—	—	3,150,961	—	—	3,150,961
Issuance of common stock for cash	3,525,000	3,525	59,090,980	—	—	59,094,505
Issuance of common stock for Toymax	1,166,360	1,167	18,080,076	—	—	18,081,243
Net income	—	—	—	—	31,271,462	31,271,462

Balance, December 31, 2002	24,472,884	$24,473	$240,101,458	$—	$120,451,199	$360,577,130

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2000	2001	2002
Cash flows from operating activities
Net income	$28,637,395	$28,232,901	$31,271,462

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,272,917	12,219,545	9,193,328
Earned compensation from stock option grants	131,531	2,570,566	(1,308,365)
Investment in joint venture	(6,100,020)	2,977,201	(225,333)
Loss on disposal of property and equipment	—	15,668	—
Forgiveness of officer note receivable	—	—	285,000
Minority interest	—	—	809,718
Changes in operating assets and liabilities
Sale (purchase) of marketable securities	25,716,032	(23,501,159)	37,119,071
Accounts receivable	(9,028,796)	(5,834,753)	(3,307,126)
Inventory	(10,671,318)	(1,489,134)	(10,996,095)
Advanced royalty payments	(1,357,789)	503,239	(871,311)
Prepaid expenses and other	(4,037,788)	920,421	1,377,841
Accounts payable	4,656,864	(1,926,693)	(3,698,357)
Accrued expenses	(3,317,215)	5,529,435	(9,534,539)
Income taxes payable	4,411,429	(6,052,382)	7,056,041
Reserve for sales returns and allowances	(8,764,770)	(1,600,352)	8,626,489
Deferred income taxes	442,983	800,000	431,667

Total adjustments	1,354,060	(14,868,398)	34,958,029

Net cash provided by operating activities	29,991,455	13,364,503	66,229,491

Cash flows from investing activities
Property and equipment	(13,787,805)	(4,971,185)	(6,593,600)
Other assets	(1,134,864)	(1,230,664)	(1,658,539)
Investment in joint venture	—	(1,112,154)	—
Cash paid for net assets	(30,535,848)	(12,280,536)	(80,409,951)
Notes Receivable — Officers	(2,450,000)	226,000	861,000

Net cash used by investing activities	(47,908,517)	(19,368,539)	(87,801,090)

Cash flows from financing activities
Proceeds from sale of common stock	—	—	59,094,505
Repurchase of common stock	(12,911,483)	—	—
Proceeds from debt	1,500,000	95,070	—
Proceeds from stock options and warrants exercised	1,171,243	3,069,745	5,883,931
Repayments of debt	(113,680)	(1,400,000)	(30,214)

Net cash provided (used) by financing activities	(10,353,920)	1,764,815	64,948,222

Net increase (decrease) in cash and cash equivalents	(28,270,982)	(4,239,221)	43,376,623
Cash and cash equivalents, beginning of year	57,546,406	29,275,424	25,036,203

Cash and cash equivalents, end of year	$29,275,424	$25,036,203	$68,412,826

Cash paid during the period for:
Interest	$189,630	$118,144	$80,312

Income taxes	$8,600,895	$14,007,578	$3,235,095

      See note 17 for additional supplemental information to consolidated statements of cash flows.

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

Note 1—Principal industry

      JAKKS Pacific, Inc. (the “Company”) is engaged in the development, production and marketing of toys and related products, some of which are based on highly-recognized entertainment properties and character licenses. The Company commenced its primary business operations in July 1995 through the purchase of substantially all of the assets of a Hong Kong toy company. The Company markets its product lines domestically and internationally.

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

Use of estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual future results could differ from those estimates.

Revenue recognition

      Revenue is recognized upon the shipment of goods to customers. Provisions for estimated returns, defective products, markdowns and other allowances are made at the time of sale.

Inventory

      Inventory, which includes the ex-factory cost of goods and in-bound freight, is valued at the lower of cost (first-in, first-out) or market and consists of the following:

	December 31,

	2001	2002
Deposits	$82,793	$20,185
Raw materials	236,206	586,244
Finished goods	31,704,961	37,403,318

	$32,023,960	$38,009,747

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002

Marketable securities

      Marketable securities have been categorized as trading and as a result are stated at fair value, with unrealized holding gains and losses included in earnings. At December 31, 2001 and 2002, such gains and losses were not material.

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

Shipping and handling costs

      The consolidated financial statements reflect, for all periods presented, the adoption of the classification or disclosure requirements pursuant to Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs,” which was effective in the fourth quarter of fiscal 2000. Consistent with EITF 00-10, the Company has historically classified income from freight charges to customers in “Net sales.” The Company classifies shipping and handling costs in “Selling, general and administrative expenses.” Such costs amounted to approximately $8,127,000 in 2000, $11,940,000 in 2001 and $8,135,000 in 2002.

Advertising

      Production costs of commercials and programming are charged to operations in the year during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the year incurred. Advertising expense for the years ended December 31, 2000, 2001 and 2002, was approximately $14,416,000, $11,026,000 and $12,697,000, respectively.

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
DECEMBER 31, 2002

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

Goodwill and other intangible assets

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 is effective for business combinations initiated after June 30, 2001. SFAS 141 requires that all business combinations completed after its adoption be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 was effective for the Company on January 1, 2002 and primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill and other intangible assets are no longer amortized and are tested for impairment at least annually at the reporting unit level. As of December 31, 2002, there was no impairment to the underlying value of goodwill or intangible assets other than goodwill.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002

      The effect of adoption of SFAS 142 on the reported net income for the current and comparative prior period is as follows:

	For the Year Ended December 31,

	2000	2001	2002

Reported net income	$28,637,395	$28,232,901	$31,271,462
Add back: Amortization of goodwill and other intangibles, net of tax effect	1,591,578	2,578,676	—

Net income, as adjusted	$30,228,973	$30,811,577	$31,271,462

Earnings per share — basic:
Reported net income	$1.50	$1.55	$1.42
Add back: Amortization of goodwill and other intangibles, net of tax effect	0.08	0.14	—

	$1.58	$1.69	$1.42

Earnings per share — diluted:
Reported net income	$1.41	$1.45	$1.37
Add back: Amortization of goodwill and other intangibles, net of tax effect	0.08	0.13	—

Net income, as adjusted	$1.49	$1.58	$1.37

      Goodwill represents the excess purchase price paid over the fair market value of the assets of acquired toy companies. In fiscal 2002, the Company began to write off goodwill and certain intangible assets on an impairment basis where losses in value are recorded when and as material impairment has occurred in the underlying assets. Accumulated amortization of goodwill at December 31, 2001 and 2002 totaled $6,577,121.

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

      Intangible assets other than goodwill consist of product technology rights and trademarks. Intangible assets are amortized on a straight-line basis, over five to thirty years, the estimated economic lives of the related assets. Accumulated amortization as of December 31, 2001 and 2002 was $1,961,113 and $2,910,386, respectively.

Stock Option Plans

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123” (SFAS 148). SFAS 148 Statement amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002

accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information.

      At December 31, 2002, the Company has stock-based employee compensation plans, which are described more fully in Note 14. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, certain options had been repriced resulting in compensation adjustments, which have been reflected in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation.

      In 2000, 2001 and 2002 the fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: risk-free rate of interest of 6%, 6% and 4%, respectively; dividend yield of 0%; with volatility of 94%, 91% and 87% respectively; and expected lives of five years.

	Year Ended December 31,

	2000	2001	2002

Net Income, as reported	$28,637,395	$28,232,901	$31,271,462
Add (Deduct): Stock-based employee compensation expense (income) included in reported net income	131,531	2,570,566	(1,308,365)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards net of related tax effects	(1,806,108)	(1,498,495)	(2,034,284)

Pro forma net income	$26,962,818	$29,304,972	$27,928,813

Earnings per share:
Basic — as reported	$1.50	$1.55	$1.42

Basic — pro forma	$1.41	$1.61	$1.27

Diluted — as reported	$1.41	$1.45	$1.37

Diluted — pro forma	$1.33	$1.51	$1.23

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002

Earnings per share

      The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings per share for the periods presented:

	2000

		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$28,637,395	19,059,544	$1.50

Effect of dilutive securities
Options and warrants	—	1,221,931

Diluted EPS
Income available to common stockholders plus assumed exercises	$28,637,395	20,281,475	$1.41

	2001

		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$28,232,901	18,199,108	$1.55

Effect of dilutive securities
Options and warrants	—	1,210,817

Diluted EPS
Income available to common stockholders plus assumed exercises	$28,232,901	19,409,925	$1.45

	2002

		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$31,271,462	21,962,807	$1.42

Effect of dilutive securities
Options and warrants	—	783,700

Diluted EPS
Income available to common stockholders plus assumed exercises	$31,271,462	22,746,507	$1.37

     Recent Accounting Standards

      In June 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). The objective of SFAS 143 is to establish an accounting standard for the recognition and measurement of an asset retirement obligation on certain long-lived assets. The

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002

retirement obligation must be one that results from the acquisition, construction or normal operation of a long-lived asset. SFAS 143 requires the legal obligation associated with the retirement of a tangible long-lived asset to be recognized at fair value as a liability when incurred, and the cost to be capitalized by increasing the carrying amount of the related long-lived asset. SFAS 143 will be effective for the Company’s fiscal year beginning January 1, 2003. The adoption of this statement will have no material impact on the consolidated financial statements.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“Statement 121”) and retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss. SFAS 144 provides additional implementation guidance on accounting for an impairment loss. SFAS 144 is effective for all fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 beginning in fiscal 2002, the adoption of which did not have a material effect on the Company’s financial position or results of operations.

      In April 2002, the FASB issued Statement No. 145, “Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction” (SFAS 145). SFAS 145 eliminates extraordinary accounting treatment for reporting gains or losses on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this SFAS are effective for fiscal years beginning after May 15, 2002; however, early application of SFAS 145 is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of this SFAS would be reclassified to other income in most cases following adoption.

      The Company is currently evaluating the impact the adoption of SFAS 145 would have on its consolidated results of operations subject to the evaluation in accordance with APB 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.

      In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

      The Company anticipates that the adoption of SFAS 146 will not have a material effect on the Company’s financial position or results of operations.

     Reclassifications

      Certain reclassifications have been made to prior years balances in order to conform to the current year presentation.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002

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

      Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three years ended December 31, 2000, 2001 and 2002 are as follows:

	Year Ended December 31,

	2000	2001	2002

Net Sales
North America Toys	$235,136,139	$250,627,160	$263,313,848
International	15,567,118	32,870,718	46,250,930
Other	1,584,686	811,143	451,430

	$252,287,943	$284,309,021	$310,016,208

	Year Ended December 31,

	2000	2001	2002

Operating Income
North America Toys	$19,109,540	$25,827,227	$27,166,108
International	1,265,141	3,387,340	4,771,919
Other	128,788	83,589	46,575

	$20,503,469	$29,298,156	$31,984,602

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002

	December 31,

	2001	2002

Assets
North America Toys	$250,523,882	$347,488,457
International	33,119,144	60,912,682
Other	397,657	408,810

	$284,040,683	$408,809,949

      The following tables present information about the Company by geographic area as of and for the three years ended December 31, 2002:

	December 31,

	2000	2001	2002

Long-lived Assets
United States	$92,737,874	$93,154,559	$161,596,858
Hong Kong	13,705,700	24,556,935	612,710
Europe	—	497,381	59,745,654

	$106,443,574	$118,208,875	$221,955,222

	Year Ended December 31,

	2000	2001	2002

Net Sales by Geographic Area
United States	$229,792,943	$244,317,186	$256,798,941
Europe	8,323,132	29,029,659	39,414,011
Canada	6,133,948	7,121,117	6,966,338
Hong Kong	5,397,135	—	323,527
Other	2,640,785	3,841,239	6,513,391

	$252,287,943	$284,309,021	$310,016,208

Note 4 — Acquisitions and Joint Venture

      The Company owns a fifty percent interest in a joint venture with a company that develops, publishes and distributes interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture has entered into a license agreement under which it acquired the exclusive worldwide right to publish video games on all hardware platforms. The Company’s investment is accounted for using the cost method due to the financial and operating structure of the venture and our lack of control over the joint venture. The Company’s basis consists primarily of organizational costs and recoupable advances. The joint venture agreement provides for the Company to receive guaranteed preferred returns through June 30, 2006, subject to annual minimum payments of $2,600,000 through December 31, 2003, at varying rates of the joint venture’s net sales depending on the cumulative unit sales and platform of each particular game. For periods after June 30, 2006, the amount of the preferred return will be subject to renegotiation between the parties. The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned. The Company’s joint venture partner retains the financial risk of the joint venture and is responsible for the day-to-day operations,

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002

including development, sales and distribution, for which they are entitled to any remaining profits. During 2000, 2001 and 2002, the Company earned $15,905,860, $6,675,428 and $8,003,925, respectively, in profit from the joint venture.

      In October 1999, the Company acquired all of the stock of Flying Colors Toys, Inc. (“Flying Colors”) for $52,879,182 in cash paid at closing. Contingent consideration paid included an earn-out of $4,500,000 in each of the three 12-month periods following the closing, because gross profit of Flying Colors branded products achieved certain prescribed levels in each of such periods. Of the $4,500,000 earned in 2000, the amount of $464,938 was deemed to be compensation and has been expensed in 2000. The remaining balance of $4,035,062 and the 2001 and 2002 earn-outs have been recorded as goodwill.

      In December 2001, the Company acquired all the outstanding stock of Kidz Biz Ltd., a United Kingdom company, and Kidz Biz Far East Limited, a Hong Kong corporation, collectively (“Kidz Biz”), for an aggregate purchase price of approximately $12.4 million, which was paid by the issuance of 308,992 shares of the Company’s common stock at a value of $6.0 million and cash of $6.4 million. Both the United Kingdom and Hong Kong based companies are distributors of toys and related products in the United Kingdom, Ireland and the Channel Islands.

      The Company acquired the following entities to further enhance its existing product lines and to continue diversification into other seasonal business.

      On March 11, 2002, the Company purchased a controlling interest in Toymax International, Inc. (“Toymax”). On October 25, 2002, we completed that acquisition by acquiring the remaining outstanding common shares in a merger transaction. The total purchase price of approximately $62.2 million consisted of 1,166,360 shares of the Company’s common stock, 598,697 options and approximately $41.0 million in cash. Results of operations have included Toymax from March 12, 2002; however, for the period from March 12, 2002 through October 25, 2002, the minority interest’s share of Toymax’s earnings were excluded.

      On November 27, 2002, the Company purchased certain product lines, assets and assumed certain specific liabilities from Trendmasters, Inc. (“Trendmasters”). The total purchase price of approximately $19.0 million consisted of all cash. Results of operations have included Trendmasters from the date of acquisition.

      The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table:

	Kidz Biz	Toymax	Trendmasters	Total

Condensed balance sheet:
Current assets	$8,254,974	$26,856,685	$20,158	$35,131,817
Property and equipment, net	503,294	1,672,614	1,488,318	3,664,226
Other assets	—	11,751,594	—	11,751,594
Current liabilities	(15,042,928)	(42,999,773)	(8,713,143)	(66,755,844)
Goodwill	18,684,660	64,923,989	26,230,167	109,838,816

Total	$12,400,000	$62,205,109	$19,025,500	$93,630,609

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002

      Goodwill related to Kidz Biz and Trendmasters is not expected to be deductible for tax purposes, however, approximately $12.7 million of the Toymax goodwill is expected to be deductible for tax purposes.

      The following unaudited pro forma information represents the Company’s consolidated results of operations as if the acquisitions of Kidz Biz, Toymax and Trendmasters had occurred on January 1, 2001 and after giving effect to certain adjustments including the elimination of certain general and administrative expenses and other income and expense items not attributable to on-going operations, interest expense, and related tax effects. Such pro forma information does not purport to be indicative of operating results that would have been reported had the acquisitions of Kids Biz, Toymax and Trendmasters occurred on January 1, 2001 or future operating results.

	Year Ended December 31,

	2001	2002
Net Sales	$483,941,432	$375,008,126
Net income	$23,529,672	$25,457,352
Basic earnings per share	$1.16	$1.11
Weighted average shares outstanding	20,273,181	22,998,347
Diluted earnings per share	$1.10	$1.07
Weighted average shares and equivalents outstanding	21,483,998	23,782,047

Note 5—Concentration of credit risk

      Financial instruments that subject the Company to concentration of credit risk are cash and cash equivalents and accounts receivable. Cash equivalents consist principally of short-term money market funds. These instruments are short-term in nature and bear minimal risk. To date, the Company has not experienced losses on these instruments.

      The Company performs on-going credit evaluations of its customers’ financial condition, but does not require collateral to support domestic customer accounts receivables. Most goods shipped FOB Hong Kong or China are sold on irrevocable letter of credit basis.

Note 6—Accrued expenses

      Accrued expenses consist of the following:

	2001	2002
Bonuses	$2,381,698	$2,124,000
Royalties and sales commissions	4,787,099	3,972,753
Hong Kong subsidiaries accruals	6,193,354	2,900,611
Other	4,706,574	10,396,650

	$18,068,725	$19,394,014

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002

Note 7—Related party transactions

      A director of the Company is a partner in the law firm that acts as counsel to the Company. The Company incurred legal fees and expenses to the law firm in the amount of approximately $975,000 in 2000, $1,129,000 in 2001 and $2,653,000 in 2002.

      As of December 31, 2002, there were two notes receivable from officers totaling $1,113,000 issued at interest rates of 6.5% each, with interest payable on each April 28 and October 28 of each year, and principal payable at a maturity date of April 28, 2003. Additionally, there was a third note receivable from an officer for $250,000 issued at an interest rate of 7.0%, with interest and principal payable at a maturity date of May 12, 2002, except that all indebtedness under the loan was forgiven on May 12, 2002 pursuant to this officer’s employment agreement because employment continued through such date.

Note 8—Long-term debt

      Long-term debt consists of the following:

	2001	2002
Loan payable, due in sixty monthly payments with the final payment due December 4, 2006, with interest at 6.7% per annum	$95,070	$77,488
Less current portion of long-term debt	17,582	17,805

Long-term debt, net of current portion	$77,488	$59,683

      The following is a schedule of payments for the loan payable:

2003	$17,805
2004	19,036
2005	20,350
2006	20,297

$77,488

Note 9—Income taxes

      The Company does not file a consolidated return with its foreign subsidiaries. The Company files Federal and state returns and its foreign subsidiaries file Hong Kong and United Kingdom returns. Income taxes reflected in the accompanying consolidated statements of operations are comprised of the following:

	2000	2001	2002
Federal	$4,979,188	$2,595,989	$2,241,028
State and local	1,112,798	1,064,843	270,465
Foreign	5,161,994	5,336,377	6,105,378

	11,253,980	8,997,209	8,616,871
Deferred	442,983	800,000	431,667

	$11,696,963	$9,797,209	$9,048,538

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002

      The components of deferred tax assets/(liabilities) are as follows:

	2001	2002
Net deferred tax assets/(liabilities):
Current:
Reserve for sales allowances and possible losses	$495,787	$2,012,524
Accrued expenses	(495,787)	1,848,700
Other	—	584,434

	—	4,445,658

Long Term:
Undistributed Earnings	(5,084,165)	(11,024,165)
Property and equipment	(2,441,471)	(1,564,268)
Other	801,945	1,570,124
Federal net operating loss carryforwards	4,466,874	9,666,608
State net operating loss carryforwards	—	788,753

	(2,256,817)	(562,948)

Total net deferred tax assets/(liabilities)	$(2,256,817)	$3,882,710

      Income tax expense varies from the U.S. Federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates:

	2000	2001	2002
Federal income tax expense	35%	35%	35%
State income tax expense, net of federal tax effect	1.8	1.8	0.4
Effect of differences in U.S. and Foreign statutory rates	(14.8)	(16.7)	(15.3)
Other	7.0	5.9	1.9

	29%	26%	22%

      Deferred taxes result from temporary differences between tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. The temporary differences result from costs required to be capitalized for tax purposes by the U.S. Internal Revenue Code (“IRC”), and certain items accrued for financial reporting purposes in the year incurred but not deductible for tax purposes until paid.

      As of December 31, 2002, the Company has federal and state net operating loss carryforwards of $27.6 million and $43 million, respectively, expiring through 2023. These carryforwards resulted from the acquisitions of Pentech and Toymax; the utilization of these losses to offset future income is limited under IRC§382. The Company’s management concluded that a deferred tax asset valuation allowance was not necessary.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002

      The components of income before provision for income taxes and minority interest are as follows:

	2000	2001	2002
Domestic	$8,480,038	$4,677,721	$3,537,593
Foreign	31,854,320	33,352,389	37,592,125

	$40,334,358	$38,030,110	$41,129,718

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

      The Company is required to not have any outstanding borrowings in excess of $30,000,000 for a period of at least 30 consecutive days during the first fiscal quarter of each year of the agreement.

      This Credit facility is secured by a lien on substantially all of the Company’s assets and contains customary financial and non-financial covenants which limit the ability to incur additional indebtedness, pay dividends or make other distributions, sell assets and enter into certain mergers or acquisitions. Amounts outstanding under this credit facility bears interest at 0.25% plus the greater of the Prime Rate or Federal Funds Rate plus 0.5%, and is subject to change based on certain financial ratios. As of December 31, 2002, the Company has no outstanding borrowings.

Note 11—Leases

      The Company leases office, warehouse and showroom facilities and certain equipment under operating leases. Rent expense for the years ended December 31, 2000, 2001 and 2002 totaled $769,070, $2,495,390 and $3,957,712, respectively. The following is a schedule of minimum annual lease payments.

2003	$4,707,091
2004	4,601,158
2005	3,967,662
2006	3,905,415
2007	3,490,756
Thereafter	1,292,900

$21,964,982

Note 12—Common stock and preferred stock

      The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. At the Company’s annual meeting on September 27, 2002, its Stockholders approved increases in our authorized shares from 25,000,000 shares of common stock and 1,000,000 shares of preferred stock.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002

      During 2002, the Company issued 954,770 shares of common stock on the exercise of options and warrants for a total of $5,883,931, 1,166,360 shares of common stock at a value of $18,081,243 in connection with the Toymax acquisition and 3,525,000 shares of common stock in connection with an underwritten public offering for net proceeds of approximately $59.1 million.

      Warrant activity is summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding, December 31, 1999	293,132	$5.92
Exercised	(36,777)	5.79

Outstanding, December 31, 2000	256,355	5.94
Exercised	(82,118)	4.48
Canceled	(7,362)	5.63

Outstanding, December 31, 2001	166,875	6.67
Exercised	(166,875)	6.67

Outstanding, December 31, 2002	—	$—

      During 2001, the Company issued 525,780 shares of common stock on exercise of options and warrants for a total of $3,069,745 and 308,992 shares of common stock at a value of $6,000,000 in connection with the Kidz Biz acquisition.

      During 2000, the Company issued 212,890 shares of common stock on exercise of options and warrants for a total of $1,171,243. The Company repurchased 1,493,600 shares of common stock for a total of $12,911,483 and retired such stock in 2002.

Note 13—Commitments

      The Company has entered into various license agreements whereby the Company may use certain characters and properties in conjunction with its products. Such license agreements call for royalties to be paid at 1% to 14% of net sales with minimum guarantees and advance payments. Additionally, under two separate licenses, the Company has committed to spend 12.5% of related net sales up to $1,000,000 and 5% of related net sales on advertising per year on such licenses.

      Future annual minimum royalty guarantees as of December 31, 2002 are as follows:

2003	$4,202,692
2004	1,829,063
2005	4,538,335
2006	1,040,000
2007	1,040,000
Thereafter	6,731,000

$19,381,090

      The Company has entered into various employment agreements with certain executives expiring through June 2009. At December 31, 2002, the aggregate minimum guaranteed amounts under those agreements amount to $22.4 million.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002

Note 14—Stock option plans

      Under its Third Amended and Restated 1995 Stock Option Plan (“the Plan”), the Company has reserved 3,725,000 shares of its common stock for issuance upon exercise of options granted under the Plan. And, under the 2002 Stock Award and Incentive Plan (the “2002 Plan”), the Company has reserved 2,300,000 shares of its common stock. Under the plans, employees (including officers), non-employee directors and independent consultants may be granted options to purchase shares of common stock.

      As of December 31, 2002, 1,688,262 shares were available for future grant. Additional shares may become available to the extent that options presently outstanding under the Plan terminate or expire unexercised. Stock option activity pursuant to the Plans is summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding, December 31, 1999	2,138,318	$11.70
Granted	2,036,497	10.49
Exercised	(91,177)	6.88
Canceled	(1,880,898)	15.82

Outstanding, December 31, 2000	2,202,740	7.15
Granted	724,125	15.73
Exercised	(427,536)	6.21
Canceled	(185,773)	7.98

Outstanding, December 31, 2001	2,313,556	9.97
Granted	1,124,197	11.06
Exercised	(787,836)	6.71
Canceled	(42,030)	15.00

Outstanding, December 31, 2002	2,607,887	$11.35

      During 2002, the Company issued 598,697 options in connection with the Toymax acquisition.

      Stock option activity outside of the Plans is summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding, December 31, 1999	101,062	$3.69
Exercised	(84,936)	3.96

Outstanding, December 31, 2000	16,126	2.24
Exercised	(16,126)	2.24

Outstanding, December 31, 2001 and 2002	—	$—

      The weighted average fair value of options granted to employees in 2000, 2001 and 2002 was $7.23, $16.24 and $10.65 per share, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

	Outstanding			Exercisable

			Weighted		Weighted
		Weighted	Average		Average
	Number	Average	Exercise	Number	Exercise
Option Price Range	of Shares	Life	Price	of Shares	Price
$2.24 – $20.57	2,607,887	4.28 years	$11.35	974,007	$9.34

Note 15—Employee Pension Plan

      The Company sponsors for its U.S. employees, a defined contribution plan under Section 401(k) of the Internal Revenue Code. The plan provides that employees may defer up to 15% of annual compensation, and that the Company will make a matching contribution equal to 50% of each employee’s deferral, up to 5% of compensation. Company matching contributions, which vest equally over a five year period, totaled $212,212, $216,038 and $268,086 for 2000, 2001 and 2002, respectively.

Note 16—Major customers

      Net sales to major customers, which are part of our North American Toys segment, were approximately as follows:

2000		2001		2002

Amount	Percentage	Amount	Percentage	Amount	Percentage
$43,505,000	17.2%	$44,646,000	15.7%	$46,396,000	15.0%
36,321,000	14.4	36,024,000	12.7	41,506,000	13.4
30,481,000	12.1	34,319,000	12.1	34,773,000	11.2
27,338,000	10.8	20,972,000	7.4	34,018,000	11.0
21,875,000	8.7	19,425,000	6.8	16,077,000	5.1

$159,520,000	63.2%	$155,386,000	54.7%	$172,770,000	55.7%

Note 17—Supplemental information to consolidated statements of cash flows

      In 2002, 1,166,360 shares of common stock valued at $18.1 million and 598,697 options valued at $3.2 million were issued in connection with the acquisition of Toymax (note 4).

      In 2001, 308,992 shares of common stock valued at $6,000,000 were issued in connection with the acquisition of Kidz Biz (note 4).

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2002

Note 18—Selected Quarterly Financial Data (Unaudited)

      Selected unaudited quarterly financial data for the years 2001 and 2002 are summarized below:

	2001				2002

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share data)
Net sales	$59,962	$70,141	$92,768	$61,438	$59,895	$78,992	$102,640	$68,489
Gross profit	$24,468	$32,609	$39,056	$23,953	$26,470	$35,192	$41,812	$27,077
Income (loss) from operations	$7,267	$8,879	$14,562	$(1,410)	$1,420	$9,912	$18,895	$1,758
Income before income taxes and minority interest	$8,480	$9,478	$15,250	$4,822	$2,985	$10,849	$19,944	$7,352
Net income	$6,021	$6,873	$10,949	$4,390	$2,156	$7,832	$13,954	$7,329
Basic earnings per share	$0.33	$0.38	$0.60	$0.24	$0.11	$0.37	$0.59	$0.30
Weighted average shares outstanding	18,008	18,048	18,273	18,463	19,017	20,985	23,586	24,178
Diluted earnings per share	$0.32	$0.36	$0.56	$0.22	$0.11	$0.36	$0.58	$0.30
Weighted average shares and equivalents outstanding	18,920	19,259	19,586	19,763	20,236	21,953	24,059	24,800

      During the second quarter of 2000, the Company recorded a charge which impacted operating income by approximately $1.4 million relating to the recall of one of our products.

      During the fourth quarter of 2001, the Company recorded a charge of $5.0 million to bad debt impacting operating income relating to the bankruptcy filing of one of its customers, Kmart.

      During the first quarter of 2002, the Company recorded a charge which impacted operating income by approximately $6.6 million relating to the restructuring of Toymax and Kidz Biz.

      During the second quarter of 2002, the Company recorded a charge which impacted operating income by approximately $1.4 million relating to the recall of one of its products.

      During the fourth quarter of 2002, the Company reversed $2.1 million of the restructuring charge recorded in the first quarter of 2002 and recorded an additional charge of approximately $0.7 million relating to the recall of one of its products, the net of which favorably impacted operating income by approximately $1.5 million. In addition, the Company’s effective tax rate for the year 2002 was reduced from 26% to 22%.

Note 19—Litigation

      The Company is a party to, and certain of its property is the subject of, various pending claims and legal proceedings that routinely arise in the ordinary course of its business, but the Company does not believe that any of these claims or proceedings will have a material effect on its business, financial condition or results of operations.

Note 20—Subsequent Events

      In February 2003, the Company’s Board of Directors approved a buyback of up to $20 million of the Company’s Common Stock. As of March 27, 2003, the Company repurchased 330,000 shares of its Common Stock for a total of approximately $3.4 million.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2000, 2001 and 2002

     Allowances are deducted from the assets to which they apply, except for sales returns and allowances.

	Balance at	Charged to	Charged to			Balance
	Beginning of	Costs and	Other			at End
	Period	Expenses	Accounts		Deductions	of Period
Year ended December 31, 2000:
Allowance for:
Uncollectible accounts	$1,887,374	$2,270,611	$2,773,744	(a)	$3,920,027	$3,011,702
Reserve for potential product obsolescence	2,942,606	1,318,730	4,095,771	(b)	1,035,470	7,321,637
Reserve for sales returns and allowances	15,318,001	17,296,039	1,360,000	(c)	27,420,809	6,553,231

	$20,147,981	$20,885,380	$8,229,515		$32,376,306	$16,886,570

Year ended December 31, 2001:
Allowance for:
Uncollectible accounts	$3,011,702	$6,320,940	$—		$2,059,145	$7,273,497
Reserve for potential product obsolescence	7,321,637	1,039,005	—		5,770,543	2,590,099
Reserve for sales returns and allowances	6,553,231	25,190,259	—		26,790,611	4,952,879

	$16,886,570	$32,550,204	$—		$34,620,299	$14,816,475

Year ended December 31, 2002:
Allowance for:
Uncollectible accounts	$7,273,497	$2,372,524	$—		$2,864,697	$6,781,324
Reserve for potential product obsolescence	2,590,099	4,084,591	—		1,892,669	4,782,021
Reserve for sales returns and allowances	4,952,879	31,916,660	7,500,000	(d)	30,790,171	13,579,368

	$14,816,475	$38,373,775	$7,500,000		$35,547,537	$25,142,713

(a)	Obligations assumed in conjunction with the acquisitions of Flying Colors and Pentech.

(b)	Fair market value adjustment for inventory acquired in connection with the acquisition of Pentech.

(c)	Obligation assumed in conjunction with the acquisition of Pentech.

(d)	Obligations assumed in conjunction with the asset acquisitions of Trendmasters and Dragon Ball Franchise.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers

      Our directors and executive officers are as follows:

Name	Age	Positions with the Company

Jack Friedman	63	Chairman and Chief Executive Officer
Stephen G. Berman	38	Chief Operating Officer, President, Secretary and Director
Joel M. Bennett	41	Executive Vice President and Chief Financial Officer
Michael Bianco, Jr.	45	Executive Vice President and Chief Merchandising Officer
David C. Blatte	38	Director
Robert E. Glick	56	Director
Michael G. Miller	54	Director
Murray L. Skala	56	Director

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

      David C. Blatte has been one of our directors since January 2001. From January 1993 to May 2000, Mr. Blatte was a Senior Vice President in the specialty retail group of the investment banking division of Donaldson, Lufkin and Jenrette Securities Corporation. Since May 2000, Mr. Blatte has been a partner in Catterton Partners, a private equity fund. Mr. Blatte is a director of Case Logic, Inc., a privately-held consumer products company.

      Robert E. Glick has been one of our directors since October 1996. For more than 20 years, Mr. Glick has been an officer, director and principal stockholder in a number of privately-held companies which manufacture and market women’s apparel.

      Michael G. Miller has been one of our directors since February 1996. From 1979 until May 1998, Mr. Miller was President and a director of a group of privately-held companies, including a list brokerage and list management consulting firm, a database management consulting firm, and a direct mail graphic and creative design firm. Mr. Miller’s interests in such companies were sold in May 1998. Since 1991, he has been President of an advertising company.

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

      Compensation Committee. The functions of the Compensation Committee are to make recommendations to the Board regarding compensation of management employees and to administer plans and programs relating to employee benefits, incentives, compensation and awards under our Third Amended and Restated 1995 Stock Option Plan and our 2002 Stock Award and Incentive Plan (the “2002 Plan”). Messrs. Glick and Miller are the current members of the Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

      To the best of our knowledge, during the fiscal year ended December 31, 2002, Jack Friedman untimely filed one report on Form 5 reporting one late transaction, which Form 5 was filed in lieu of a delinquent Form 4. Mr. Friedman was an executive officer and director of our company during the fiscal year ended December 31, 2002. To the best of our knowledge, all other Forms 3, 4 or 5 required to be filed pursuant to Section 16(a) of the Exchange Act during or with respect to the fiscal year ended December 31, 2002 were filed on a timely basis.

Item 11. Executive Compensation

      The following table sets forth the compensation we paid for our fiscal years ended December 31, 2000, 2001 and 2002 to our Chief Executive Officer and to each of our other executive officers whose compensation exceeded $100,000 on an annual basis (collectively, the “Named Officers”).

Summary Compensation Table

					Long-Term Awards
	Annual Compensation
					Restricted
				Other Annual	Stock
Name and		Salary	Bonus	Compensation	Awards	Options
Principal Position	Year	($)	($)	($)	($)	(#)

Jack Friedman	2002	846,000	1,429,696	—	—	—
Chairman and Chief	2001	821,000	1,706,390	—	—	175,000
Executive Officer	2000	771,000	1,613,401	—	—	207,254	(1)
Stephen G. Berman	2002	821,000	1,429,696	—	—	—
Chief Operating Officer,	2001	796,000	1,706,390	—	—	175,000
President and Secretary	2000	746,000	1,613,401	—	—	346,024	(2)
Joel M. Bennett	2002	272,500	495,000 (4)	—	—	—
Executive Vice President and	2001	247,500	160,000	—	—	20,000
Chief Financial Officer	2000	225,000	140,000	—	—	211,700	(3)
Michael Bianco, Jr.	2002	575,000	600,000	—	—	—
Executive Vice President and Chief	2001	550,000	450,000	—	—	150,000
Merchandising Officer	2000	450,000	300,000	—	—	75,263

(1)	Includes options to purchase 182,254 shares issued in replacement of options to purchase 257,500 shares pursuant to a reset in the price of those options.

(2)	Includes options to purchase 321,024 shares issued in replacement of options to purchase 419,500 shares pursuant to a reset in the price of those options.

(3)	Includes options to purchase 110,874 shares issued in replacement of options to purchase 143,326 shares pursuant to a reset in the price of those options.

(4)	Includes the forgiveness of the note receivable and accrued interest in the aggregate amount of $285,000.

• Employment Agreements

      In March 2003, we amended and restated our employment agreement with Jack Friedman, pursuant to which Mr. Friedman serves as our Chairman and Chief Executive Officer. Mr. Friedman’s annual base salary in 2003 is $965,000. Mr. Friedman’s amended employment agreement is for a term of eight years, expiring December 31, 2010. His annual base salary is subject to annual increases in an amount, not less than $25,000, determined by our Board of Directors. For our fiscal year ending December 31, 2003, Mr. Friedman is entitled to receive the same annual bonus as he was entitled to under his previous employment agreement, namely an amount equal to 4% of our pre-tax income, but not more than $2,000,000, if our pre-tax income is at least $2,000,000. For each fiscal year between 2004 through 2010, Mr. Friedman’s bonus will depend on JAKKS achieving certain earnings per share growth targets. The earnings per share growth targets for our 2004 fiscal year have been set, but the earnings per share growth targets for subsequent fiscal years shall be determined annually by our compensation committee. Depending on the levels of earnings per share growth that we achieve in each fiscal year, Mr. Friedman shall receive an annual bonus from 0% to up to 200% of his base salary. This bonus will be paid in accordance with the terms and conditions of our 2002 Stock Award and Incentive Plan. In addition, in consideration for modifying and replacing the pre-tax income formula for determining his annual bonus, and for entering into the amended agreement, Mr. Friedman was awarded an aggregate of 1,080,000 shares of restricted stock. The first tranche of restricted stock, totaling 240,000 shares, was granted at the time the agreement became effective. In each subsequent year of the contract term, Mr. Friedman shall receive 120,000 shares of restricted stock. The grant of these shares is in accordance with our 2002 Stock Award and Incentive Plan, and the vesting of each tranche of restricted stock is subject to the Company achieving pre-tax income in excess of $2,000,000 in the fiscal year that the grant is made. Each tranche of restricted stock (120,000 shares per annum) to be granted through January 1, 2008 is subject to a two-year vesting period which may be accelerated to one year if we achieve certain earnings per share growth targets. Each tranche of restricted stock (120,000 shares per annum) to be granted through January 1, 2010, is subject to a one-year vesting period. Finally, the agreement provides Mr. Friedman with the opportunity, commencing at age 67, to retire and receive a single-life annuity retirement payment equal to $975,000 a year for a period of 10 years, or in the event of his death during such retirement period, his estate will receive a death benefit equal to the difference between $2,925,000 and any prior retirement benefits previously paid to him.

      In March 2003, we amended and restated our employment agreement with Stephen G. Berman, pursuant to which Mr. Berman serves as our President and Chief Operating Officer. Mr. Berman’s annual base salary in 2003 is $965,000. Mr. Berman’s amended employment agreement is for a term of eight years, expiring December 31, 2010. His annual base salary is subject to annual increases in an amount, not less than $25,000, determined by our Board of Directors. For our fiscal year ending December 31, 2003, Mr. Berman is entitled to receive the same annual bonus as he was entitled to under his previous employment agreement, namely an amount equal to 4% of our pre-tax income, but not more than $2,000,000, if our pre-tax income is at least $2,000,000. For each fiscal year between 2004 through 2010, Mr. Berman’s bonus will depend on JAKKS achieving certain earnings per share growth targets. The earnings per share growth targets for our 2004 fiscal year have been set, but the earnings per share growth targets for subsequent fiscal years shall be determined annually by our compensation committee. Depending on the levels of earnings per share growth that we achieve in each fiscal year, Mr. Berman shall receive an annual bonus of from 0% to up to 200% of his base salary. This bonus will be paid in accordance with the terms and conditions of our 2002 Stock Award and Incentive Plan. In addition, in consideration for modifying and replacing the pre-tax income formula for determining his annual bonus, and for entering into the amended agreement, Mr. Berman was awarded an aggregate of 1,080,000 shares of restricted stock. The first tranche of restricted stock, totaling 240,000 shares, was granted at the time the agreement became effective. In each subsequent year of the contract term, Mr. Berman shall receive 120,000 shares of restricted stock. The grant of these shares is in accordance with our 2002 Stock Award and Incentive Plan, and the vesting of each tranche of restricted stock is subject to the Company achieving pre-tax income in excess of $2,000,000 in the fiscal year that the grant is made. Each tranche of restricted stock (120,000 shares per annum) to be granted through January 1, 2008 is subject to a two-year vesting period which may be accelerated to one year if we achieve certain earnings per share growth targets. Each tranche of restricted stock (120,000 shares per annum) to be granted through January 1, 2010, is subject to a one-year vesting period.

      In March 2003, we amended and restated our employment agreement with Joel M. Bennett, pursuant to which Mr. Bennett serves as our Executive Vice President and Chief Financial Officer. Mr. Bennett’s amended employment agreement is for a term of four years, expiring December 31, 2006. Mr. Bennett’s annual base salary is $300,000 and is subject to annual increases in an amount, not less than $20,000, determined by our Board of Directors. In addition, as consideration for relinquishing the prior formula for determining his annual bonus, and for entering into the amended agreement, Mr. Bennett was awarded at the time his agreement became effective 120,000 shares of restricted stock which will vest in equal annual installments over two years. This grant of restricted stock is in accordance with our 2002 Stock Award and Incentive Plan, and the vesting of the restricted stock grant to Mr. Bennett is subject to the Company achieving pre-tax income in excess of $2,000,000 for our fiscal year ending December 31, 2003. The vesting of the restricted stock grant may be accelerated to one year if we achieve certain earnings per share growth targets.

      In March 2003, we amended and restated our employment agreement with Michael Bianco, pursuant to which Mr. Bianco serves as our Executive Vice President and Chief Merchandising Officer. Mr. Bianco’s annual base salary in 2003 is $700,000. Mr. Bianco’s amended employment agreement is for a term of five years, expiring December 31, 2007. His annual base salary is subject to annual increases in an amount, not less than $25,000, determined by our Board of Directors. For each fiscal year between 2003 through 2007, Mr. Bianco’s bonus will depend on JAKKS achieving certain earnings per share growth targets. The earnings per share growth targets for our 2003 fiscal year have been set, but the earnings per share growth targets for subsequent fiscal years shall be determined annually by our compensation committee. Depending on the levels of earnings per share growth that we achieve in each fiscal year, Mr. Bianco shall receive an annual bonus from 0% to up to 200% of his base salary. This bonus will be paid in accordance with the terms and conditions of our 2002 Stock Award and Incentive Plan. In addition, in consideration for modifying and replacing the pre-tax income formula for determining his annual bonus, and entering into the amended agreement, Mr. Bianco was awarded an aggregate of 480,000 shares of restricted stock. The first tranche of restricted stock, totaling 96,000 shares, was granted at the time the agreement became effective. In each subsequent year of the contract term, Mr. Bianco shall receive 96,000 shares of restricted stock. The grant of these shares is in accordance with our 2002 Stock Award and Incentive Plan, and the vesting of each tranche of restricted stock is subject to the Company achieving pre-tax income in excess of $2,000,000 in the fiscal year that the grant is made. Each tranche of restricted stock, (96,000 shares per annum) to be granted through January 1, 2007 is subject to a two-year vesting period which may be accelerated to one year if we achieve certain earnings per share growth targets.

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

      The Option Plan is administered by the Compensation Committee, whose members are non-employee directors chosen by our Board. Subject to the restrictions prescribed in the Option Plan, this committee has discretionary authority to select the persons to whom, the number of shares for which, the times and the exercise price at which options will be granted.

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

      Incentive Stock Options must have an exercise price greater than or equal to the fair market value of the shares underlying the option on the date of grant (or, if granted to a holder of 10% or more of our common stock, an exercise price of at least 110% of the underlying shares’ fair market value on the date of grant). The maximum exercise period of Incentive Stock Options is 10 years from the date of grant (or five years in the case of a holder of 10% or more of our common stock). The aggregate fair market value (determined at the date the option is granted) of shares with respect to which Incentive Stock Options are exercisable for the first time by the holder of the option during any calendar year may not exceed $100,000. If that amount exceeds $100,000, our Board or the Compensation Option Committee may designate those shares that will be treated as Nonstatutory Compensation Options.

      The Option Plan provides for the inclusion in any grant of options to one of our employees of a provision requiring the optionee, for a period of one year after the optionee’s employment is terminated, not to disclose certain of our confidential information and, under certain circumstances, not to compete with us or be employed by an individual or entity that competes with us.

• 2002 Stock Award and Incentive Plan

      Our 2002 Stock Award and Incentive Plan (the “2002 Plan”) was adopted by our directors and approved by our stockholders at our Annual Meeting in September 2002. The 2002 Plan provides our Compensation Committee with the flexibility to grant various Awards, including options (NQOs and ISOs), SARs, Restricted Stock, Deferred Stock and other share based types of Awards. In addition, the 2002 Plan provides the Compensation Committee with the ability to grant performance-based Awards (either share based or cash) that are deductible pursuant to IRS Code Section 162(m).

      Shares Available and Award Limitations. Under the 2002 Plan, the number of shares of Common Stock reserved and available for awards will be 2,300,000 plus the number of shares that remain available for issuance under the Option Plan after settlement of all awards under that plan. As discussed below, this number is subject to adjustment in the event of stock splits, stock dividends, and other extraordinary events. A total of 1,688,262 shares remain available under the 2002 Plan. Of this amount, the total number of shares with respect to which ISOs may be granted shall not exceed 2,300,000, and no more than 2,000,000 shares shall be used for Awards other than options or SARs. Any shares of Stock delivered under the 2002 Plan shall consist of authorized and unissued shares or treasury shares.

      Shares subject to forfeited or expired Awards or to Awards settled in cash or otherwise terminated without issuance of shares to the participant, and shares withheld by or surrendered to the Company to satisfy withholding tax obligations or in payment of the exercise price of an Award, will be deemed to be available for new Awards under the 2002 Plan. These same share-counting rules will apply to awards under the Option Plan, for purposes of determining which shares will become available under the 2002 Plan. Under the 2002 Plan, shares subject to an Award granted in substitution for an award of a company or business acquired by the Company or a subsidiary will not count against the number of shares reserved and available. Shares delivered under the 2002 Plan may be either newly issued or treasury shares

      In addition, the 2002 Plan includes a limitation on the amount of Awards that may be granted to any one participant in a given year to qualify Awards as “performance-based” compensation not subject to the limitation on deductibility under Section 162(m). Under this annual per-person limitation, no participant may in any year be granted share-denominated Awards under the 2002 Plan relating to more than his or her “Annual Limit” for each type of Award. The Annual Limit equals 1,000,000 shares plus the amount of the Participant’s unused Annual Limit relating to the same type of Award as of the close of the previous year, subject to adjustment for splits and other extraordinary corporate events. For purposes of this limitation, options, SARs, restricted stock, deferred stock, and other stock-based awards are each considered separate types of awards for purposes of the Annual Limit. In the case of Awards not relating to shares in a way in which the share limitation can apply, no Participant may be granted Awards authorizing the earning during any year of an amount that exceeds the Participant’s Annual Limit, which for this purpose equals $5,000,000 plus the amount of the Participant’s unused cash Annual Limit as of the close of the previous year. The Annual Limit for non-share-based Awards is separate from the Annual Limit for each type of share-based Award.

      Adjustments to the number and kind of shares subject to the share limitations and specified in the Annual Limits are authorized in the event of a large, special or non-recurring dividend or distribution, recapitalization, stock split, stock dividend, reorganization, business combination, or other similar corporate transaction or event affecting the Common Stock. The Committee is also authorized to adjust performance conditions and other terms of Awards in response to these kinds of events or to changes in applicable laws, regulations, or accounting principles, except that adjustments to Awards intended to qualify, as “performance-based” generally must conform to requirements under Section 162(m).

      Eligibility. Executive officers and other employees of the Company and its subsidiaries, and non-employee directors, consultants and others who provide substantial services to the Company and its subsidiaries, are eligible to be granted Awards under the 2002 Plan. In addition, any person who has been offered employment by the Company or a subsidiary may be granted Awards, but such prospective employee may not receive any payment or exercise any right relating to the Award until he or she has commenced employment.

      Administration. The 2002 Plan is administered by the Compensation Committee, except that the Board may appoint any other committee to administer the Plan or may itself act to administer the Plan. The Board must perform the functions of the Committee for purposes of granting Awards to non-employee directors. (References to the “Committee” below mean the committee or the full Board exercising authority with respect to a given Award.) The Committee is authorized to select participants, determine the type and number of Awards to be granted and the number of shares to which Awards will relate or the amount of a performance award, specify times at which Awards will be exercisable or settled, including performance conditions that may be required as a condition thereof, set other terms and conditions of such Awards, prescribe forms of Award agreements, interpret and specify rules and regulations relating to the Plan, and make all other determinations which may be necessary or advisable for the administration of the Plan. Nothing in the 2002 Plan precludes the Committee from authorizing payment of other compensation, including bonuses based upon performance, to any participant, including executive officers. The 2002 Plan provides that Committee members shall not be personally liable, and shall be fully indemnified, in connection with any action, determination, or interpretation taken or made in good faith under the Plan.

      Stock Options and SARs. The Committee is authorized to grant stock options, including both incentive stock options (“ISOs”), which can result in potentially favorable tax treatment to the participant, and non-qualified stock options, and SARs entitling the participant to receive the excess of the fair market value of a share on the date of exercise or other specified date over the grant price of the SAR. The exercise price of an option and the grant price of an SAR is determined by the Committee, but generally may not be less than the fair market value of the shares on the date of grant (except as described below). The maximum term of each option or SAR, the times at which each option or SAR will be exercisable, and provisions requiring forfeiture of unexercised options at or following termination of employment or upon the occurrence of other events, generally are fixed by the Committee, subject to a restriction that no ISO, or SAR in tandem therewith, may have a term exceeding ten years. Options may be exercised by payment of the exercise price in cash, shares or other property (possibly including notes or obligations to make payment on a deferred basis, or through broker-assisted cashless exercise procedures) or by surrender of other outstanding awards having a fair market value equal to the exercise price. Methods of exercise and settlement and other terms of SARs will be determined by the Committee. SARs granted under the 2002 Plan may include “limited SARs” exercisable for a stated period of time following a “change in control” of the Company, as discussed below.

      Restricted and Deferred Stock. The Committee is authorized to make Awards of restricted stock and deferred stock. Prior to the end of the restricted period, shares received as restricted stock may not be sold or disposed of by participants, and may be forfeited in the event of termination of employment. The restricted period generally is established by the Committee. An Award of restricted stock entitles the participant to all of the rights of a shareholder of the Company, including the right to vote the shares and the right to receive any dividends thereon, unless otherwise determined by the Committee. Deferred stock gives participants the right to receive shares at the end of a specified deferral period, subject to forfeiture of the Award in the event of termination of employment under certain circumstances prior to the end of a specified restricted period (which need not be the same as the deferral period). Prior to settlement, deferred stock Awards carry no voting or dividend rights or other rights associated with stock ownership, but dividend equivalents may be paid on such deferred stock.

      Other Stock-Based Awards, Bonus Shares, and Awards in lieu of Cash Obligations. The 2002 Plan authorizes the Committee to grant Awards that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to shares. The Committee will determine the terms and conditions of such Awards, including the consideration to be paid to exercise Awards in the nature of purchase rights, the periods during which Awards will be outstanding, and any forfeiture conditions and restrictions on Awards. In addition, the Committee is authorized to grant shares as a bonus free of restrictions, or to grant shares or other Awards in lieu of the Company’s obligations under other plans or compensatory arrangements, subject to such terms as the Committee may specify. The number of shares granted to an executive officer or non-employee director in place of salary, fees or other cash compensation must be reasonable, as determined by the Committee.

      Performance-Based Awards. The Committee may require satisfaction of pre-established performance goals, consisting of one or more business criteria and a targeted performance level with respect to such criteria, as a condition of Awards being granted or becoming exercisable or settleable under the 2002 Plan, or as a condition to accelerating the timing of such events. If so determined by the Committee, to avoid the limitations on deductibility under Section 162(m) of the Code, the business criteria used by the Committee in establishing performance goals applicable to performance Awards to named executives will be selected from among the following: (1) growth in revenues or assets; (2) earnings from operations, earnings before or after taxes, earnings before or after interest, depreciation, amortization, or extraordinary or special items; (3) net income or net income per common share (basic or diluted); (4) return on assets, return on investment, return on capital, or return on equity; (5) cash flow, free cash flow, cash flow return on investment, or net cash provided by operations; (6) interest expense after taxes; (7) economic profit; (8) operating margin or gross margin; (9) stock price or total stockholder return; and (10) strategic business criteria, consisting of one or more objectives based on meeting environmental or safety standards, market penetration, geographic business expansion goals, cost targets, customer satisfaction, employee satisfaction, management of employment practices and employee benefits, supervision of litigation and information technology, and goals relating to acquisitions or divestitures of subsidiaries, affiliates or joint ventures. The Committee may specify that any such criteria will be measured before or after extraordinary or non-recurring items, before or after service fees, or before or after payments of Awards under the 2002 Plan. The Committee may set the levels of performance required in connection with performance Awards as fixed amounts, goals relative to performance in prior periods, as goals compared to the performance of one or more comparable companies or an index covering multiple companies, or in any other way the Committee may determine.

      Annual Incentive Awards. The Committee is authorized to grant annual incentive awards, settleable in cash or in shares upon achievement of preestablished performance objectives achieved during a specified period of up to one year. The performance objectives will be one or more of the performance objectives available for other performance awards under the 2002 Plan, as described in the preceding paragraph. As discussed above, annual incentive awards granted to named executives may be intended as “performance-based compensation” not subject to the limitation on deductibility under Section 162(m). The Committee generally must establish the performance objectives, the corresponding amounts payable (subject to per-person limits), other terms of settlement, and all other terms of such awards not later than 90 days after the beginning of the fiscal year.

      Other Terms of Awards. Awards may be settled in cash, shares, other Awards or other property, in the discretion of the Committee. The Committee may require or permit participants to defer the settlement of all or part of an Award in accordance with such terms and conditions as the Committee may establish, including payment or crediting of interest or dividend equivalents on any deferred amounts. The Committee is authorized to place cash, shares or other property in trusts or make other arrangements to provide for payment of the Company’s obligations under the 2002 Plan. The Committee may condition Awards on the payment of taxes such as by withholding a portion of the shares or other property to be distributed (or receiving previously acquired shares or other property surrendered by the participant) to satisfy tax obligations. Awards granted under the 2002 Plan generally may not be pledged or otherwise encumbered and are not transferable except by will or by the laws of descent and distribution, or to a designated beneficiary upon the participant’s death, except that the Committee may permit transfers in individual cases, including for estate planning purposes.

      Awards under the 2002 Plan are generally granted without a requirement that the participant pay consideration in the form of cash or property for the grant (as distinguished from the exercise), except to the extent required by law. The Committee may, however, grant Awards in substitution for, exchange for or as a buyout of other Awards under the 2002 Plan, awards under other Company plans, or other rights to payment from the Company, and may exchange or buyout outstanding Awards for cash or other property. The Committee also may grant Awards in addition to and in tandem with other Awards, awards, or rights as well. In granting a new Award, the Committee may determine that the in-the-money value of any surrendered Award or award may be applied to reduce the exercise price of any option, grant price of any SAR, or purchase price of any other Award.

      Vesting, Forfeitures, and Acceleration Thereof. The Committee may, in its discretion determine the vesting schedule of options and other Awards, the circumstances that will result in forfeiture of the Awards, the post-termination exercise periods of options and similar Awards, and the events that will result in acceleration of the ability to exercise and the lapse of restrictions, or the expiration of any deferral period, on any Award. [In addition, the 2002 Plan provides that, in the event of a Change in Control of the Company, outstanding Awards will immediately vest and be fully exercisable, any restrictions, deferral of settlement and forfeiture conditions of such Awards will lapse, and goals relating to performance-based awards will be deemed met or exceeded to the extent specified in the performance-award documents. A Change in Control means generally (i) any person or group becomes a beneficial owner of 35% or more of the voting power of the Company’s voting securities, (ii) a change in the Board’s membership such that the current members, or those elected or nominated by vote of two-thirds of the current members and successors elected or nominated by them, cease to represent a majority of the Board in any period of less than two years, (iii) certain mergers or consolidations substantially reducing the percentage of voting power held by shareholders prior to such transactions, and (iv) shareholder approval of a sale or liquidation of all or substantially all of the assets of the Company.

      Amendment and Termination of the 2002 Plan. The Board may amend, alter, suspend, discontinue, or terminate the 2002 Plan or the Committee’s authority to grant awards thereunder without shareholder approval unless shareholder approval is required by law, regulation, or stock exchange rule. The Board may, in its discretion, submit other amendments to shareholders for approval. Under these provisions, shareholder approval will not necessarily be required for amendments, which might increase the cost of the 2002 Plan or broaden eligibility. Unless earlier terminated, the 2002 Plan will terminate at such time that no shares reserved under the Plan remain available and the Company has no further rights or obligations with respect to any outstanding Award.

      As of March 27, 2003, options to purchase 1,823,030 shares of our common stock under the Option Plan and the 2002 Plan have been exercised, and options to purchase 1,688,262 shares of our common stock under the 2002 Plan remain available for future grant. All the shares issuable upon exercise of outstanding options granted under the Option Plan and the 2002 Plan are currently registered under the Securities Act.

      The following table sets forth certain information regarding options exercised and exercisable during 2002, and the value of options held as of December 31, 2002 by the Named Officers:

Aggregated Option/SAR Exercises in Last Fiscal Year

and Fiscal Year End Option/SAR Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
	Shares		Options/SARs		Options/SARs
	Acquired		at Fiscal Year End		at Fiscal Year End(1)
	on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Jack Friedman	187,500	1,987,500	292,924	251,830	1,988,916	576,733
Stephen G. Berman	150,000	1,714,019	122,885	328,153	540,673	1,003,760
Joel M. Bennett	5,184	58,450	15,778	89,425	71,493	405,218
Michael Bianco, Jr.	—	—	36,722	185,557	79,572	324,829

(1)	The product of (x) the difference between $13.47 (the closing sale price of the common stock on December 31, 2002) and the aggregate exercise price of such options, multiplied by (y) the number of unexercised options.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth certain information as of March 27, 2003 with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each Named Officer, and (4) all our directors and executive officers as a group.

	Amount and
	Nature of		Percent of
Name and Address of	Beneficial		Outstanding
Beneficial Owner(1)(2)	Ownership(s)(3)		Shares

FMR Corp.	2,674,500	(4)	11.0%
Kern Capital Management LLC	1,483,800	(5)	6.1%
Royce & Associates, LLC	2,248,200	(6)	9.3
Jack Friedman	570,882	(7)	2.3
Stephen G. Berman	338,387	(8)	1.7
Joel M. Bennett	161,698	(9)	*
Michael Bianco, Jr.	171,306	(10)	*
David C. Blatte	45,000	(11)	*
Robert E. Glick	61,519	(12)	*
Michael G. Miller	52,144	(13)	*
Murray L. Skala	63,457	(14)	*
All directors and executive officers as a group (8 persons)	741,359	(15)	5.9%

*	Less than 1% of our outstanding shares.

(1)	Unless otherwise indicated, such person’s address is c/o JAKKS Pacific, Inc., 22619 Pacific Coast Highway, Malibu, California 90265.

(2)	The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the Securities and Exchange Commission. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The percentage of our outstanding shares is calculated by including among the shares owned by such person any shares which such person or entity has the right to acquire within 60 days after March 27, 2003. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

(3)	Exercises sole voting power and sole investment power with respect to such shares.

(4)	The address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109. All the information with respect to this beneficial owner was extracted solely from its Schedule 13G filed on February 13, 2003.

(5)	Mr. Robert E. Kern, Jr. and Mr. David G. Kern (“Messrs. Kern”), principals and controlling members of Kern Capital Management LLC (“KCM”), have also reported beneficial ownership of these shares. The address of KCM and Messrs. Kern is 114 West 47th Street, Suite 1926, New York, New York 10036. All the information presented in this Item with respect to these beneficial owners was extracted solely from its Schedule 13G jointly filed on February 14, 2003.

(6)	The address of Royce & Associates, LLC is 1414 Avenue of the Americas, New York, New York 10019. All the information presented in this Item with respect to this beneficial owner was extracted solely from their Schedule 13G filed on February 3, 2003.

(7)	Includes 292,924 shares which Mr. Friedman may purchase upon the exercise of certain stock options and 3,186 shares held in trusts for the benefit of children of Mr. Friedman.

(8)	Represents shares which Mr. Berman may purchase upon the exercise of certain stock options.

(9)	Includes 14,448 shares which Mr. Bennett may purchase upon the exercise of certain stock options.

(10)	Includes 35,256 shares which Mr. Bianco may purchase upon the exercise of certain stock options.

(11)	Represents shares which Mr. Blatte may purchase upon the exercise of certain stock options.

(12)	Represents shares which Mr. Glick may purchase upon the exercise of certain stock options.

(13)	Represents shares which Mr. Miller may purchase upon the exercise of certain stock options.

(14)	Includes 60,271 shares which Mr. Skala may purchase upon the exercise of certain stock options and 3,186 shares held by Mr. Skala as trustee under a trust for the benefit of Mr. Friedman’s minor child.

(15)	Includes 3,186 shares held in a trust for the benefit of Mr. Friedman’s minor child and an aggregate of 635,451 shares which the directors and executive officers may purchase upon the exercise of certain stock options.

Item 13. Certain Relationships and Related Transactions

      One of our directors, Murray L. Skala, is a partner in the law firm of Feder, Kaszovitz, Isaacson, Weber, Skala, Bass & Rhine LLP, which has performed, and is expected to continue to perform, legal services for us. In 2002, we incurred approximately $2,326,000 for legal fees and $327,000 for reimbursable expenses payable to that firm.

      In April 2000, we loaned $1,500,000 to each of Jack Friedman and Stephen G. Berman. The entire principal amount of each loan was originally due on April 28, 2003 and, until repaid, interest thereon is payable semi-annually at the rate of 6.5% per annum. Mr. Berman’s indebtedness to us under his loan is secured by a deed of trust on certain real property. As of March 27, 2003, the outstanding principal balances of Mr. Friedman’s and Mr. Berman’s loans including interest accrued thereon were paid in full. In May 2000, we loaned $250,000 to Joel M. Bennett. The entire principal amount of his loan, together with interest accrued thereon at the rate of 7.0% per annum, was originally due on May 12, 2002, except that, since he continued to be employed by us through such date, we forgave all $285,000 of his indebtedness to us under his loan including accrued interest of $35,000. All three loans were made to assist our executive officers in meeting certain personal financial obligations.

      Michael Bianco, Jr., an Executive Vice President and our Chief Merchandising Officer, was one of the selling shareholders from whom we acquired Flying Colors Toys in October 1999. In connection with that acquisition, we agreed to pay an earn-out, in an amount not less than $2.5 million nor more than $4.5 million, in each of the three twelve-month periods following the closing if the gross profit of Flying Colors products achieve certain targeted levels during these periods. In each of 2001 and 2002, we paid $1,850,000 to Mr. Bianco on account of the earn-out for each of the twelve-month periods ended September 30, 2001 and 2002.

Item 14. Control and Procedures

      (a)     Evaluation of disclosure controls and procedures.

      Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c) as of a date within 90 days of the filing date of this Annual Report on Form 10-K (the “Evaluation Date”) have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K report was being prepared.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements (included in Item 8):

•	Independent Auditors’ Report

•	Consolidated Balance Sheets as of December 31, 2001 and 2002

•	Consolidated Statements of Operations for the years ended December 31, 2000, 2001 and 2002

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2000, 2001 and 2002

•	Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002

•	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules (included in Item 8)

•	Schedule II — Valuation and Qualifying Accounts

(3) Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	By-Laws of the Company (2)
3.2.1	Amendment to By-Laws of the Company (3)
10.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1A	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)

Exhibit
Number	Description

10.1B	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1C	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.3	Amended and Restated Employment Agreement between the Company and Jack Friedman, dated as of March 26, 2003 (*)
10.4	Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of March 26, 2003 (*)
10.5	Amended and Restated Employment Agreement between the Company and Michael Bianco dated as of March 26, 2003 (*)
10.6	Amended and Restated Employment Agreement between the Company and Joel M. Bennet, dated March 26, 2003 (*)
10.7	License Agreement with Titan Sports, Inc. dated October 24, 1995 (2)
10.7.1	Amendment to License Agreement with Titan Sports, Inc. dated April 22, 1996 (9)
10.7.2	Amendment to License Agreement with Titan Sports, Inc. dated January 21, 1997 (9)
10.7.3	Amendment to License Agreement with Titan Sports, Inc. dated December 3, 1997 (10)
10.7.4	Amendment to License Agreement with Titan Sports, Inc. dated January 29, 1998 (10)
10.7.5	Amendment to License Agreement with Titan Sports, Inc. dated June 24, 1998 (11)
10.7.6	Amendment to License Agreement with Titan Sports, Inc. dated February 11, 1999 (11)
10.8	International License Agreement with Titan Sports, Inc. dated February 10, 1997 (9)
10.8.1	Amendment to International License Agreement with Titan Sports, Inc. dated December 3, 1997 (10)
10.8.2	Amendment to International License Agreement with Titan Sports, Inc. dated January 29, 1998 (10)
10.9	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (12)
10.10	Term Note dated April 13, 2000 in the principal amount of $1,500,000 made by Jack Friedman payable to the order of the Company (13)
10.11	Installment Note dated April 26, 2000 in the principal amount of $1,500,000 made by Stephen Berman and Ana Berman payable to the order of the Company (14)
10.12	Deed of Trust dated April 26, 2000 made by Stephen Berman and Ana Berman in favor of First American Title Insurance Company, as Trustee (15)
10.13	Lease dated as of November 21, 2000 between Grand Avenue Venture, LLC and JP Ferrero Parkway, Inc. (16)
10.14	Loan Agreement dated as of October 12, 2001 among JAKKS, certain other Borrowers, the Lenders named therein and Bank of America, N.A., as Administrative Agent (17)
10.15	First Amendment to Loan Agreement and Consent and Waiver dated as of March 8, 2002 (18)
10.16	Security Agreement (Borrowers) dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (19)
10.17	Trademark Security Agreement dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (20)
10.18	Patent Security Agreement dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (21)
10.19	Pledge Agreement dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (22)
10.20	Lock Box Agreement dated as of October 12, 2001 among JAKKS, certain other Customers, Bank of America, as Administrative Agent, and the Lenders referred to therein (23)

Exhibit
Number	Description

10.21	Guaranty dated as of October 12, 2001 among the Domestic Subsidiaries named therein, Bank of America, as Administrative Agent, and the Lenders referred to therein (24)
10.22	Security Agreement dated as of October 12, 2001 among the Grantors named therein, Bank of America, N.A., as Administrative Agent, and the Lenders referred to therein (25)
10.23	Stock Purchase Agreement dated as of February 10, 2002 among JAKKS, Toymax and the Shareholders named therein (26)
10.24	Agreement of Merger dated as of February 10, 2002 among JAKKS, JP/TII Acquisition Corp. and Toymax (27)
10.25	Letter Agreement dated March 11, 2002 among Toymax, JAKKS and the selling stockholders named therein (28)
10.26	Termination and Replacement of Manufacturing Agreement dated March 11, 2002 among Toymax, Toymax (H.K.) Limited, Jauntiway Investments Limited, et al. (29)
10.27	Termination of Agency Agreements and Stock Options dated March 11, 2002 among Tai Nam Industrial Company Limited, David Ki Kwan Chu, Frances Shuk Kuen Leung, Toymax, et al. (30)
10.28	Registration Rights Agreement dated as of March 11, 2002 among JAKKS, Best Phase Limited, Hargo (Barbados) Limited, Harvey Goldberg and Steven A. Lebensfeld (31)
10.29	Termination of Employment Agreement dated March 11, 2002 among Steven Lebensfeld, Toymax and JAKKS (32)
10.30	Employment Agreement dated as of March 11, 2002 between JAKKS and Steven Lebensfeld (33)
10.31	Termination of Employment Agreement dated March 11, 2002 among Harvey Goldberg, 1515037 Ontario Ltd., Toymax and JAKKS (34)
10.32	Consulting Agreement dated as of March 11, 2002 among JAKKS, 1515037 Ontario Ltd. and Harvey Goldberg (35)
10.33	Form of Restricted Stock Agreement (*)
21	Subsidiaries of the Company(*)
23	Consent of PKF, Certified Public Accountants, A Professional Corporation, Los Angeles, California(*)
99.1	Certification of Chief Executive Officer(*)
99.2	Certification of Chief Financial Officer(*)

(1)	Incorporated by reference to Appendix 2 of the Company’s Schedule 14A Proxy Statement filed August 23, 2002.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as Appendix A to the Company’s definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, filed June 23, 1998, and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.

(6)	Filed previously as exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.

(7)	Incorporated by reference to Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001.

(8)	Filed previously as exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.

(9)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-KSB for its fiscal year ended December 31, 1996, and incorporated herein by reference.

(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-KSB for its fiscal year ended December 31, 1997, and incorporated herein by reference.

(11)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed April 22, 1999, and incorporated herein by reference.

(12)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.

(13)	Incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(14)	Incorporated by reference to exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(15)	Incorporated by reference to exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(16)	Incorporated by reference to exhibit 10.58 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed April 2, 2001.

(17)	Incorporated by reference to exhibit 15(A) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(18)	Incorporated by reference to exhibit 15(B) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(19)	Incorporated by reference to exhibit 15(C) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(20)	Incorporated by reference to exhibit 15(D) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(21)	Incorporated by reference to exhibit 15(E) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(22)	Incorporated by reference to exhibit 15(F) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(23)	Incorporated by reference to exhibit 15(G) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(24)	Incorporated by reference to exhibit 15(H) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(25)	Incorporated by reference to exhibit 15(I) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(26)	Incorporated by reference to exhibit 1 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(27)	Incorporated by reference to exhibit 2 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(28)	Incorporated by reference to exhibit 3 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(29)	Incorporated by reference to exhibit 4 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(30)	Incorporated by reference to exhibit 5 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(31)	Incorporated by reference to exhibit 6 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(32)	Incorporated by reference to exhibit 7 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(33)	Incorporated by reference to exhibit 8 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc. filed March 20, 2002.

(34)	Incorporated by reference to exhibit 9 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(35)	Incorporated by reference to exhibit 10 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(*)	Filed herewith.

(b)	Reports on Form 8-K

None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2003

JAKKS PACIFIC, INC.

By:	/s/ JACK FRIEDMAN

Jack Friedman
Chairman and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JACK FRIEDMAN Jack Friedman	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 27, 2003
/s/ JOEL M. BENNETT Joel M. Bennett	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2003
/s/ STEPHEN G. BERMAN Stephen G. Berman	Director	March 27, 2003
/s/ DAVID C. BLATTE David C. Blatte	Director	March 27, 2003
/s/ ROBERT E. GLICK Robert E. Glick	Director	March 27, 2003
/s/ MICHAEL G. MILLER Michael G. Miller	Director	March 27, 2003
/s/ MURRAY L. SKALA Murray L. Skala	Director	March 27, 2003

CERTIFICATIONS

I, Jack Friedman, certify that:

1. I have reviewed this annual report on Form 10-K of JAKKS Pacific, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

By: /s/ JACK FRIEDMAN _______________________________________ Jack Friedman
Chairman and Chief Executive Officer

CERTIFICATIONS

I, Joel M. Bennett, certify that:

1. I have reviewed this annual report on Form 10-K of JAKKS Pacific, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

By: /s/ JOEL M. BENNETT
_______________________________________ Joel M. Bennett
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	By-Laws of the Company (2)
3.2.1	Amendment to By-Laws of the Company (3)
10.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1A	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1B	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1C	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.3	Amended and Restated Employment Agreement between the Company and Jack Friedman, dated as of March 26, 2003 (*)
10.4	Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of March 26, 2003 (*)
10.5	Amended and Restated Employment Agreement between the Company and Michael Bianco dated as of March 26, 2003 (*)
10.6	Amended and Restated Employment Agreement between the Company and Joel M. Bennet, dated March 26, 2003 (*)
10.7	License Agreement with Titan Sports, Inc. dated October 24, 1995 (2)
10.7.1	Amendment to License Agreement with Titan Sports, Inc. dated April 22, 1996 (9)
10.7.2	Amendment to License Agreement with Titan Sports, Inc. dated January 21, 1997 (9)
10.7.3	Amendment to License Agreement with Titan Sports, Inc. dated December 3, 1997 (10)
10.7.4	Amendment to License Agreement with Titan Sports, Inc. dated January 29, 1998 (10)
10.7.5	Amendment to License Agreement with Titan Sports, Inc. dated June 24, 1998 (11)
10.7.6	Amendment to License Agreement with Titan Sports, Inc. dated February 11, 1999 (11)
10.8	International License Agreement with Titan Sports, Inc. dated February 10, 1997 (9)
10.8.1	Amendment to International License Agreement with Titan Sports, Inc. dated December 3, 1997 (10)
10.8.2	Amendment to International License Agreement with Titan Sports, Inc. dated January 29, 1998 (10)
10.9	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (12)
10.10	Term Note dated April 13, 2000 in the principal amount of $1,500,000 made by Jack Friedman payable to the order of the Company (13)
10.11	Installment Note dated April 26, 2000 in the principal amount of $1,500,000 made by Stephen Berman and Ana Berman payable to the order of the Company (14)
10.12	Deed of Trust dated April 26, 2000 made by Stephen Berman and Ana Berman in favor of First American Title Insurance Company, as Trustee (15)
10.13	Lease dated as of November 21, 2000 between Grand Avenue Venture, LLC and JP Ferrero Parkway, Inc. (16)
10.14	Loan Agreement dated as of October 12, 2001 among JAKKS, certain other Borrowers, the Lenders named therein and Bank of America, N.A., as Administrative Agent (17)
10.15	First Amendment to Loan Agreement and Consent and Waiver dated as of March 8, 2002 (18)
10.16	Security Agreement (Borrowers) dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (19)

Exhibit
Number	Description

10.17	Trademark Security Agreement dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (20)
10.18	Patent Security Agreement dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (21)
10.19	Pledge Agreement dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (22)
10.20	Lock Box Agreement dated as of October 12, 2001 among JAKKS, certain other Customers, Bank of America, as Administrative Agent, and the Lenders referred to therein (23)
10.21	Guaranty dated as of October 12, 2001 among the Domestic Subsidiaries named therein, Bank of America, as Administrative Agent, and the Lenders referred to therein (24)
10.22	Security Agreement dated as of October 12, 2001 among the Grantors named therein, Bank of America, N.A., as Administrative Agent, and the Lenders referred to therein (25)
10.23	Stock Purchase Agreement dated as of February 10, 2002 among JAKKS, Toymax and the Shareholders named therein (26)
10.24	Agreement of Merger dated as of February 10, 2002 among JAKKS, JP/TII Acquisition Corp. and Toymax (27)
10.25	Letter Agreement dated March 11, 2002 among Toymax, JAKKS and the selling stockholders named therein (28)
10.26	Termination and Replacement of Manufacturing Agreement dated March 11, 2002 among Toymax, Toymax (H.K.) Limited, Jauntiway Investments Limited, et al. (29)
10.27	Termination of Agency Agreements and Stock Options dated March 11, 2002 among Tai Nam Industrial Company Limited, David Ki Kwan Chu, Frances Shuk Kuen Leung, Toymax, et al. (30)
10.28	Registration Rights Agreement dated as of March 11, 2002 among JAKKS, Best Phase Limited, Hargo (Barbados) Limited, Harvey Goldberg and Steven A. Lebensfeld (31)
10.29	Termination of Employment Agreement dated March 11, 2002 among Steven Lebensfeld, Toymax and JAKKS (32)
10.30	Employment Agreement dated as of March 11, 2002 between JAKKS and Steven Lebensfeld (33)
10.31	Termination of Employment Agreement dated March 11, 2002 among Harvey Goldberg, 1515037 Ontario Ltd., Toymax and JAKKS (34)
10.32	Consulting Agreement dated as of March 11, 2002 among JAKKS, 1515037 Ontario Ltd. and Harvey Goldberg (35)
10.33	Form of Restricted Stock Agreement (*)
21	Subsidiaries of the Company(*)
23	Consent of PKF, Certified Public Accountants, A Professional Corporation, Los Angeles, California(*)
99.1	Certification of Chief Executive Officer(*)
99.2	Certification of Chief Financial Officer(*)

(1)	Incorporated by reference to Appendix 2 of the Company’s Schedule 14A Proxy Statement filed August 23, 2002.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as Appendix A to the Company’s definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, filed June 23, 1998, and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.

(6)	Filed previously as exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.

(7)	Incorporated by reference to Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001.

(8)	Filed previously as exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.

(9)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-KSB for its fiscal year ended December 31, 1996, and incorporated herein by reference.

(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-KSB for its fiscal year ended December 31, 1997, and incorporated herein by reference.

(11)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed April 22, 1999, and incorporated herein by reference.

(12)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.

(13)	Incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(14)	Incorporated by reference to exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(15)	Incorporated by reference to exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(16)	Incorporated by reference to exhibit 10.58 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed April 2, 2001.

(17)	Incorporated by reference to exhibit 15(A) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(18)	Incorporated by reference to exhibit 15(B) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(19)	Incorporated by reference to exhibit 15(C) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(20)	Incorporated by reference to exhibit 15(D) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(21)	Incorporated by reference to exhibit 15(E) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(22)	Incorporated by reference to exhibit 15(F) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(23)	Incorporated by reference to exhibit 15(G) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(24)	Incorporated by reference to exhibit 15(H) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(25)	Incorporated by reference to exhibit 15(I) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(26)	Incorporated by reference to exhibit 1 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(27)	Incorporated by reference to exhibit 2 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(28)	Incorporated by reference to exhibit 3 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(29)	Incorporated by reference to exhibit 4 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(30)	Incorporated by reference to exhibit 5 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(31)	Incorporated by reference to exhibit 6 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(32)	Incorporated by reference to exhibit 7 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(33)	Incorporated by reference to exhibit 8 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc. filed March 20, 2002.

(34)	Incorporated by reference to exhibit 9 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(35)	Incorporated by reference to exhibit 10 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(*)	Filed herewith.