Form 10-Q
period 2003-03-31
JAKKS PACIFIC INC
filed 2003-05-15
CIK 1009829

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ______________

Commission file number: 0-28104

JAKKS Pacific, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4527222 (I.R.S. Employer Identification No.)

22619 Pacific Coast Highway Malibu, California (Address of principal executive offices)	90265 (Zip Code)

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

Yes [X]          No [   ]

The number of shares outstanding of the issuer’s common stock is 24,587,327 (as of May 13, 2003).

JAKKS PACIFIC, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2003

ITEMS IN FORM 10-Q

		PAGE

Facing page
Part I	FINANCIAL INFORMATION
Item 1	Financial Statements.
	Condensed consolidated balance sheets —
	December 31, 2002 and March 31, 2003 (unaudited)	3
	Condensed consolidated statements of operations for the three months
	ended March 31, 2002 and 2003 (unaudited)	4
	Condensed consolidated statements of cash flows for the three months ended
	March 31, 2002 and 2003 (unaudited)	5
	Notes to condensed consolidated financial statements (unaudited)	6
Item 2	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	8
Item 3	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4	Controls and Procedures	12
Part II	OTHER INFORMATION
Item 1	Legal Proceedings	None
Item 2	Changes in Securities and Use of Proceeds	None
Item 3	Defaults Upon Senior Securities	None
Item 4	Submission of Matters to a Vote of Security Holders	None
Item 5	Other Information	None
Item 6	Exhibits and Reports on Form 8-K	13
Signatures		14

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

ASSETS

	December 31, 2002	March 31, 2003

	(*)	(unaudited)
Current assets
Cash and cash equivalents	$68,412,826	$71,751,308
Accounts receivable, net of allowances for uncollectible accounts of $6,781,324 and $6,797,939, respectively	56,195,578	58,906,373
Inventory, net of reserves for potential product obsolescence of $4,782,021 and $4,911,629, respectively	38,009,747	35,467,631
Prepaid expenses and other current assets	6,410,278	9,091,153
Notes Receivable—Officers	1,113,000	—
Income taxes receivable	2,205,882	—
Deferred income taxes	4,445,658	4,445,658

Total current assets	176,792,969	179,662,123

Office furniture and equipment	5,932,385	6,170,938
Molds and tooling	31,068,888	31,783,983
Leasehold improvements	2,463,875	2,626,268

Total	39,465,148	40,581,189
Less accumulated depreciation and amortization	24,639,593	26,743,325

Property and equipment, net	14,825,555	13,837,864
Investment in joint venture	8,118,645	2,982,979
Goodwill, net	189,335,933	189,796,931
Trademarks, net	11,567,679	11,567,679
Intangibles and other, net	8,169,168	8,385,205

Total assets	$408,809,949	$406,232,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$41,967,851	$37,311,776
Income taxes payable	5,624,532	6,298,379
Current portion of long term debt	17,805	18,105

Total current liabilities	47,610,188	43,628,260
Long term debt, net of current portion	59,683	55,042
Deferred income taxes	562,948	562,949

Total liabilities	48,232,819	44,246,251

Contingency
Stockholders’ equity
Preferred shares, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 24,472,884 and 24,585,689 shares issued, respectively	24,473	24,586
Additional paid-in capital	240,101,458	239,771,908
Treasury stock, at cost; nil and 412,000 shares, respectively	—	(4,220,773)
Retained earnings	120,451,199	126,410,809

Total stockholders’ equity	360,577,130	361,986,530

Total liabilities and stockholders’ equity	$408,809,949	$406,232,781

See accompanying notes to condensed consolidated financial statements.

(*) Derived from audited financial statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2002 and 2003 (Unaudited)

	Three Months Ended March 31,

	2002	2003

Net sales	$59,895,490	$67,759,445
Cost of sales	33,425,639	40,316,981

Gross profit	26,469,851	27,442,464
Selling, general and administrative expenses	18,428,921	19,938,891
Acquisition shut-down and recall costs	6,621,497	—

Income from operations	1,419,433	7,503,573
Profit from joint venture	(1,296,695)	(175,656)
Interest, net	(268,595)	(162,363)

Income before provision for income taxes and minority interest	2,984,723	7,841,592
Provision for income taxes	805,875	1,881,982

Income before minority interest	2,178,848	5,959,610
Minority interest	22,747	—

Net income	$2,156,101	$5,959,610

Earnings per share — basic	$0.11	$0.24

Earnings per share — diluted	$0.11	$0.24

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2002 and 2003 (Unaudited)

	Three Months Ended March 31,

	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,156,101	$5,959,610

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,426,564	2,145,448
Earned Compensation from stock option grants	809,164	(1,034,056)
Investment in joint venture	3,726,607	5,135,666
Minority interest	22,747	—
Change in operating assets and liabilities
Sale of marketable securities	20,413,565	—
Accounts receivable	891,557	(2,710,795)
Inventory	1,168,531	2,542,116
Prepaid expenses and other current assets	723,335	(2,680,875)
Accounts payable and accrued expenses	70,253	(5,519,120)
Income taxes payable	1,667,557	2,879,730
Deferred income taxes	(401,149)	—

Total adjustments	31,518,731	758,114

Net cash provided by operating activities	33,674,832	6,717,724

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for net assets acquired	(43,859,664)	(460,998)
Purchase of property and equipment	(1,255,357)	(1,157,758)
Other assets	(45,202)	(216,037)
Repayment of Notes receivable from officers	—	1,113,000

Net cash used by investing activities	(45,160,223)	(721,793)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options and warrants exercised	1,388,537	704,620
Repurchase of common shares	—	(3,357,728)
Repayment of long term debt	(2,165)	(4,341)

Net cash provided (used) by financing activities	1,386,372	(2,657,449)

Net increase (decrease) in cash and cash equivalents	(10,099,019)	3,338,482
Cash and cash equivalents, beginning of period	25,036,203	68,412,826

Cash and cash equivalents, end of period	$14,937,184	$71,751,308

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$124,842	$1,540,748

Interest	$74,228	$16,213

Non cash investing and financing activity:
In March 2002, the Company issued 646,384 shares of its common stock valued at approximately $12.1 million in connection with the acquisition of Toymax.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003

Note 1 — Basis of presentation

The accompanying 2002 and 2003 unaudited interim condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in our Form 10-K, which contains financial information for the three years in the period ended December 31, 2002.

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

      Segment performance is measured at the operating income level. All sales are made to external customers, and general corporate expenses have been attributed to the North America Toy segment, which is a dominant segment. Segment assets are comprised of all assets, net of applicable reserves and allowances.

      Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three months ended March 31, 2002 and 2003 are as follows:

	Three Months Ended March 31,

	2002	2003

Net Sales
North America Toys	$51,720,147	$60,795,070
International	8,035,639	6,938,508
Other	139,704	25,867

	$59,895,490	$67,759,445

	Three Months Ended March 31,

	2002	2003

Operating Income
North America Toys	$1,225,690	$6,588,268
International	190,433	912,441
Other	3,310	2,864

	$1,419,433	$7,503,573

	March 31,

	2002	2003

Assets
North America Toys	$285,564,923	$356,679,460
International	44,367,556	49,398,243
Other	771,353	155,078

	$330,703,832	$406,232,781

     The following tables present information about the Company by geographic area as of and for the three months ended March 31, 2002 and 2003:

	March 31,

	2002	2003

Long-lived Assets
United States	$138,031,422	$161,999,882
Hong Kong	24,031,420	58,897,555
Europe	654,960	602,178

	$162,717,802	$221,499,615

	Three Months ended March 31,

	2002	2003

Net Sales by Geographic Area

United States	$50,600,898	$59,519,840

Europe	7,714,818	6,344,398

Canada	1,258,953	1,301,097

Hong Kong	—	122,902

Other	320,821	471,208

	$59,895,490	$67,759,445

Note 3 — Inventories

     Net inventories include the ex-factory cost of goods and in-bound freight and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31,	March 31,
	2002	2003

Deposits and raw materials	$606,429	$821,235
Finished goods	37,403,318	34,646,396

	$38,009,747	$35,467,631

Note 4 — Credit Facility

     In October 2001, we entered into a loan agreement with a consortium of banks. This agreement expires on October 12, 2004 and permits us to borrow (and maintain obligations under outstanding letters of credit) up to an aggregate of $50,000,000. Available borrowings under the facility are determined by applying specified advance rates to eligible domestic accounts receivable and inventory.

     We are required to not have any outstanding borrowings in excess of $30,000,000 for a period of at least 30 consecutive days during the first fiscal quarter of each year of the agreement.

     This Credit facility is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which require us to maintain a minimum net worth and limit our ability to incur additional indebtedness, pay cash dividends or make other distributions, sell assets and enter into certain mergers or acquisitions. Amounts outstanding under this credit facility bears interest at 0.25% plus the greater of the Prime Rate or Federal Funds Rate plus 0.5%, and is subject to adjustment based on certain financial ratios. As of March 31, 2003, we had no outstanding borrowings.

Note 5 — Earnings per share

     The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	THREE MONTHS ENDED MARCH 31,

	2002			2003

		WEIGHTED			WEIGHTED
		AVERAGE			AVERAGE
	INCOME	SHARES	PER-SHARE	INCOME	SHARES	PER-SHARE

Earnings per share — basic Income available to common stockholders	$2,156,101	19,016,826	$0.11	$5,959,610	24,430,206	$0.24

Effect of dilutive securities Options and warrants	—	1,219,439		—	487,178

Earnings per share — diluted Income available to common stockholders plus assumed exercises	$2,156,101	20,236,265	$0.11	$5,959,610	24,917,384	$0.24

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2003

Note 6 — Common stock and preferred stock

     We have 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. In September 2002, our stockholders approved increases in our authorized shares from 25,000,000 of common stock and 1,000,000 of preferred stock.

     Pursuant to an underwritten public offering, we sold 3,000,000 shares of our common stock in May 2002 and 525,000 shares of our common stock in June 2002 (to cover over-allotments by the underwriters), for total net proceeds of $59.3 million. We retired 1,493,600 shares of treasury stock for reissuance pursuant to this public offering.

      In March 2002, we issued 646,384 shares of our common stock in connection with our acquisition of a controlling interest in Toymax International, Inc. (“Toymax”). In October 2002, the merger was completed and an additional 520,000 shares of common stock were issued.

      In February 2003, our Board of Directors approved a buyback of up to $20 million of our Common Stock. As of March 31, 2003, we repurchased 412,000 shares of our Common Stock for a total of approximately $4.2 million.

Note 7 — Acquisitions

     We acquired the following entities to further enhance our existing product lines and to continue diversification into other seasonal business.

     In March 2002, we purchased a controlling interest in Toymax International, Inc. In October 2002, we completed that acquisition by acquiring the remaining outstanding common shares in a merger transaction. The total purchase price of approximately $62.2 million consisted of 1,166,360 shares of the Company’s common stock, 598,697 options and approximately $41.0 million in cash.

     In November 2002, we purchased certain product lines, assets and assumed certain specific liabilities from Trendmasters, Inc. (“Trendmasters”). The total purchase price of approximately $27.7 million consisted of cash paid in the amount of $19.0 million and assumed liabilities of $8.7 million. Results of operations have included Trendmasters from the date of acquisition.

The following unaudited pro forma information represents our consolidated results of operations as if the acquisitions of Toymax and Trendmasters had occurred on January 1, 2002 and after giving effect to certain adjustments including the elimination of certain general and administrative expenses and other income and expense items not attributable to on-going operations, interest expense, and related tax effects. Such pro forma information does not purport to be indicative of operating results that would have been reported had the acquisitions of Toymax and Trendmasters occurred on January 1, 2002 or future operating results.

	Three Months Ended March 31,

	2002	2003

Net Sales	$82,741,440	$67,759,445

Net income (loss)	$(175,740)	$5,959,610

Earnings (loss) per share — basic	$(0.01)	$0.24

Weighted average shares outstanding — basic	20,684,339	24,430,206

Earnings (loss) per share — diluted	$(0.01)	$0.24

Weighted average shares and equivalents outstanding — diluted	22,502,475	24,917,384

Note 8 — Notes Receivable From Officers

     As of March 31, 2003, the balance of the notes receivable from two of our officers totaling $1,113,000 plus accrued interest at interest rates of 6.5% each, were paid in full.

Note 9 — Stock Option Plans

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 “ Accounting for Stock-Based Compensation —Transition and Disclosure an Amendment of FASB Statement No. 123” (SFAS 148). SFAS 148 Statement amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information.

At March 31, 2003 we have stock-based employee compensation plans and account for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, certain options had been repriced resulting in compensation adjustments, which have been reflected in net income. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation.

In 2002 and 2003, the fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: risk-free rate of interest of 4%; dividend yield of 0%, with volatility of 87%; and expected lives of five years.

	For Three Months Ended March 31,

	2002	2003

Net income, as reported	$2,156,101	$5,959,610

Add (Deduct): Stock-based employee compensation expense (income) included in reported net income	809,164	(1,034,056)

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards net of related tax effects	(18,950)	—

Pro forma net income	$2,946,315	$4,925,554

Earnings per share:

Basic — as reported	$0.11	$0.24

Basic — pro forma	$0.15	$0.20

Diluted — as reported	$0.11	$0.24

Diluted — pro forma	$0.15	$0.20

Note 10 — Recent Accounting Pronouncements

     In June 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). The objective of SFAS No. 143 is to establish an accounting standard for the recognition and measurement of an asset retirement obligation on certain long-lived assets. The retirement obligation must be one that results from the acquisition, construction or normal operation of a long-lived asset. SFAS 143 was adopted effective January 1, 2003. The adoption of this statement did not have a material impact on the consolidated financial statements.

     In April 2002, the FASB issued Statement No. 145, “Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction” (SFAS 145). SFAS 145 eliminates extraordinary accounting treatment for reporting gains or losses on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this SFAS was adopted effective January 1, 2003. The adoption of SFAS 145 did not have a material effect on its consolidated results of operations in accordance with APB 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 was adopted effective January 1, 2003 and did not have a material effect on the Company’s financial position or results of operations.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and Notes thereto which appear elsewhere herein.

RECENT DEVELOPMENTS

     On March 11, 2002, we purchased a controlling interest in Toymax. On October 25, 2002, we completed that acquisition by acquiring the remaining outstanding common shares. The total purchase price of approximately $62.2 million consisted of 1,166,360 shares of our common stock, 598,697 stock options and approximately $41.0 million in cash and resulted in additional goodwill of $64.9 million. Our results of operations have included Toymax from March 12, 2002, however for the period March 12, 2002 through October 25, 2002 the minority interest’s share of Toymax’s earnings were excluded.

     On November 27, 2002, we purchased certain product lines, assets and assumed certain liabilities from Trendmasters. The total purchase price of approximately $27.7 million consisted of cash paid in the amount of $19.0 million and assumed liabilities of $8.7 million and resulted in goodwill of $26.2 million. Our results of operations have included Trendmasters from the date of acquisition.

RESULTS OF OPERATIONS

     The following unaudited table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	THREE MONTHS ENDED
	MARCH 31,

	2002	2003

Net sales	100.0%	100.0%
Cost of sales	55.8	59.5

Gross profit	44.2	40.5
Selling, general and administrative expenses	30.7	29.4
Acquisition shut-down and recall costs	11.1	—

Income from operations	2.4	11.1
Profit from joint venture	(2.2)	(0.3)
Interest, net	(0.4)	(0.2)

Income before income taxes and minority interest	5.0	11.6
Provision for income taxes	1.4	2.8

Income before minority interest	3.6	8.8

Minority interest	—	—
Net income	3.6%	8.8%

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

     Net Sales. Net sales were $67.8 million in 2003 compared to $59.9 million in 2002 representing an increase of 13.1%. The contribution to net sales by our seasonal products, including Go Fly a Kite, Funnoodle pool toys and Storm water toys and the continuing growth in sales of our Flying Colors and Dolls products was offset in part by a decrease in sales of our Traditional toys including our action figures and wheels divisions.

     Gross Profit. Gross profit increased $1.0 million, or 3.7%, to $27.4 million, or 40.5% of net sales, in 2003 from $26.5 million, or 44.2% of net sales, in 2002. The overall increase in gross profit was attributable to the increase in net sales, though partially offset by a decrease in gross profit margin. The decrease in gross profit margin of 3.7% of net sales was due to lower margins for seasonal products, which was partially offset by a decrease in amortization expense of molds and tools used in the manufacture of our products and a decrease in royalty expense as a percentage of net sales due to changes in the product mix resulting from the sale of more products with lower royalty rates or proprietary products with no royalties.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $19.9 million in 2003 and $18.4 million in 2002, constituting 29.4% and 30.7% of net sales, respectively. The overall increase of $1.5 million in such costs was primarily due to the increase in general and administrative expenses incurred to support the growth of our business, though offset in part by a decrease in direct selling expenses. The decrease as a percentage of net sales is primarily attributable to the fixed nature of certain expenses with a concurrent increase in net sales. We produced and aired television commercials in support of several of our products, including World Wrestling Entertainment action figures and Flying Colors products, in 2002 and 2003. From time to time, we may increase our advertising efforts, if we deem it appropriate for particular products.

     Acquisition Shut-down and Recall Costs. Acquisition shut-down costs in 2002 relate to shut-down costs, including lease termination, fixed asset abandonment and other costs, of certain operations of Toymax and Kidz Biz. There were no such costs in 2003. Operations impacted by these shut-downs were sales, design, distribution and administration. The integrations of Toymax and Kidz Biz were completed in 2002.

     The remaining component of the acquisition shut-down and recall costs is as follows:

	Accrued Balance			Accrued Balance
	December 31, 2002	Accrual	Actual	March 31, 2003

Lease abandonment costs	$2,309,800	$—	$495,236	$1,814,564

     Profit from Joint Venture. Profit from joint venture decreased by $1.1 million in 2003 due to lower unit sales of new titles at lower price points and existing titles, whereas in 2002 the joint venture released a new Xbox titled “RAW” with higher unit sales at a higher price point.

     Interest, Net. Interest income resulting from higher average cash balances during 2003 than in 2002 was offset by lower interest rates.

     Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 2002 and 2003, at effective tax rates of 27.0% in 2002 and 24.0% in 2003, benefiting from a flat 16.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong. As of March 31, 2003, we had deferred tax assets of approximately $4.4 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In making this determination, management considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

SEASONALITY AND BACKLOG

     The retail toy industry is inherently seasonal. Generally, in the past, our sales have been highest during the third and fourth quarters, and collections for those sales have been highest during the succeeding fourth and first fiscal quarters. Sales of writing instrument products are likewise seasonal with sales highest during the second and third quarters as are our Go Fly a Kite, Funnoodle and Storm outdoor products which are largely sold in the first and second quarters. Our working capital needs have been highest during the third and fourth quarters.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). The objective of SFAS No. 143 is to establish an accounting standard for the recognition and measurement of an asset retirement obligation on certain long-lived assets. The retirement obligation must be one that results from the acquisition, construction or normal operation of a long-lived asset. SFAS 143 was adopted effective January 1, 2003. The adoption of this statement did not have a material impact on the consolidated financial statements.

     In April 2002, the FASB issued Statement No. 145, “Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction” (SFAS 145). SFAS 145 eliminates extraordinary accounting treatment for reporting gains or losses on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this SFAS was adopted effective January 1, 2003. The adoption of SFAS 145 did not have a material effect on its consolidated results of operations in accordance with APB 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.

     In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 was adopted effective January 1, 2003 and did not have a material effect on the Company’s financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2003, we had working capital of $136.0 million, as compared to $129.2 million as of December 31, 2002. This increase was primarily attributable to our operating results and the receipt of the preferred return from our joint venture with THQ, though offset in part by disbursements related to the repurchase of our common shares.

     Operating activities provided net cash of $6.7 million in 2003, as compared to $33.7 million in 2002 including $20.4 million provided from the sale of marketable securities. Net cash was provided primarily by net income and a non-cash charge consisting of depreciation and amortization, as well as an increase in the cash received from the preferred return from THQ joint venture, a decrease in inventory and increases in income taxes payable, which were offset in part by a non-cash benefit consisting of earned compensation from stock option grants, increases in accounts receivable, prepaid expenses and other current operating assets and a decrease in accounts payable and accrued expenses. As of March 31, 2003, we had cash and cash equivalents of $71.8 million.

     Our investing activities used net cash of $0.7 million in 2003, as compared to $45.2 million in 2002, consisting primarily of the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products, partially offset by the repayment of notes receivable from officers. In 2002, our investing activities consisted primarily of cash paid for net assets acquired in the Toymax acquisition and the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties ranging from 1% to 12% payable on net sales of such products. As of March 31, 2003, these agreements required future aggregate minimum guarantees of $21.3 million, exclusive of $2.7 million in advances already paid.

     Our financing activities used net cash of $2.7 million in 2003, consisting primarily of the repurchase of our common stock, partially offset by proceeds from the exercise of stock options and warrants. In 2002, financing activities provided net cash of $1.4 million, consisting of proceeds from the exercise of stock options and warrants, partially offset by the repayment of long term debt.

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

      In March 2002, we purchased 8,100,065 shares of the common stock of Toymax primarily from four of its stockholders. The aggregate purchase price for these shares was approximately $24.3 million in cash and 646,384 shares of our common stock. Prior to that date, we had acquired 132,754 shares of Toymax common stock, so that, until the completion of the merger, we owned 8,232,819 shares of Toymax common stock, representing approximately 66.8% of the outstanding shares of Toymax common stock. The second phase of the acquisition was completed on October 2002, when we purchased the remaining approximately 4,100,000 outstanding shares of Toymax in a merger transaction. Consideration paid for each share of Toymax not owned was $3.00 per share in cash for a total amount of $12.4 million and approximately 520,000 shares of our common stock.

      In February 2003, our Board of Directors approved a buyback of up to $20 million of our common stock. As of March 31, 2003, we repurchased 412,000 shares of our common stock for a total of approximately $4.2 million.

      In October 2001, we secured a syndicated line of credit totaling $50.0 million with a consortium of banks (“Line of Credit”). The Line of Credit will be available for future acquisitions and working capital and is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which require us to maintain a minimum net worth and limit our ability to incur additional indebtedness, pay cash dividends or make distributions, sell assets and enter into certain mergers or acquisitions. We are required to not have any outstanding borrowings in excess of $30.0 million for a period of at least 30 consecutive days during the first fiscal quarter of each year of the agreement. Amounts outstanding under this facility bear interest at 0.25% plus the greater of the Prime Rate or the Federal Funds Rate plus 0.5%, subject to adjustment based on certain financial ratios. As of March 31, 2003, we had no outstanding borrowings.

     We believe that our cash flow from operations, cash and cash equivalents on hand and the availability under our Line of Credit will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of March 31, 2003, we have not used derivative instruments or engaged in hedging activities to minimize our market risk.

INTEREST RATE RISK

     As of March 31, 2003, we do not have any outstanding balances on our Line of Credit and we have only nominal interest-bearing obligations. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

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

(b)    Reports on Form 8-K

     We filed a Current Report on Form 8-K on April 22, 2003 relating to the Company’s announcement of earnings for the first quarter of 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

JAKKS PACIFIC, INC.

Date: May 14, 2003	By:	/s/ Joel M. Bennett

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

     Date: May 14, 2003

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

     Date: May 14, 2003

By:	/s/ JOEL M. BENNETT

JOEL M. BENNETT Chief Financial Officer