Form 10-Q
period 2003-06-30
JAKKS PACIFIC INC
filed 2003-08-14
CIK 1009829

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ______________

Commission file number: 0-28104

JAKKS Pacific, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4527222 (I.R.S. Employer Identification No.)

22619 Pacific Coast Highway Malibu, California (Address of principal executive offices)	90265 (Zip Code)

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

Yes [X]          No [   ]

The number of shares outstanding of the issuer’s common stock is 24,588,747 (as of August 13, 2003).

JAKKS PACIFIC, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2003

ITEMS IN FORM 10-Q

		PAGE

Facing page
Part I	FINANCIAL INFORMATION
Item 1	Financial Statements.
	Condensed consolidated balance sheets —
	December 31, 2002 and June 30, 2003 (unaudited)	3
	Condensed consolidated statements of operations for the three and six months
	ended June 30, 2002 and 2003 (unaudited)	4
	Condensed consolidated statements of cash flows for the six months ended
	June 30, 2002 and 2003 (unaudited)	5
	Notes to condensed consolidated financial statements (unaudited)	6
Item 2	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	8
Item 3	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4	Controls and Procedures	12
Part II	OTHER INFORMATION
Item 1	Legal Proceedings	None
Item 2	Changes in Securities and Use of Proceeds	13
Item 3	Defaults Upon Senior Securities	None
Item 4	Submission of Matters to a Vote of Security Holders	None
Item 5	Other Information	None
Item 6	Exhibits and Reports on Form 8-K	13
Signatures		14

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

ASSETS

	December 31, 2002	June 30, 2003

	(*)	(unaudited)
Current assets
Cash and cash equivalents	$68,412,826	$144,414,492
Marketable Securities	—	219,733
Accounts receivable, net of allowances for uncollectible accounts of $6,781,324 and $6,669,503, respectively	56,195,578	72,814,416
Inventory, net of reserves for potential product obsolescence of $4,782,021 and $5,166,497, respectively	38,009,747	37,986,869
Prepaid expenses and other current assets	6,410,278	10,575,298
Notes Receivable—Officers	1,113,000	—
Income taxes receivable	2,205,882	—
Deferred income taxes	4,445,658	4,445,658

Total current assets	176,792,969	270,456,466

Office furniture and equipment	5,932,385	6,383,228
Molds and tooling	31,068,888	32,835,325
Leasehold improvements	2,463,875	2,655,470

Total	39,465,148	41,874,023
Less accumulated depreciation and amortization	24,639,593	28,897,810

Property and equipment, net	14,825,555	12,976,213
Investment in joint venture	8,118,645	2,738,281
Goodwill, net	189,335,933	205,046,519
Trademarks, net	11,567,679	11,567,679
Intangibles and other, net	8,169,168	11,664,306

Total assets	$408,809,949	$514,449,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$41,967,851	$43,378,532
Income taxes payable	5,624,532	6,138,185
Current portion of long term debt	17,805	18,410

Total current liabilities	47,610,188	49,535,127
Long term debt, net of current portion	59,683	98,050,324
Deferred income taxes	562,948	562,948

Total liabilities	48,232,819	148,148,399

Stockholders’ equity
Preferred shares, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 24,472,884 and 24,587,327 shares issued, respectively	24,473	24,587
Additional paid-in capital	240,101,458	240,878,034
Treasury stock, at cost; nil and 412,000 shares, respectively	—	(4,220,773)
Retained earnings	120,451,199	129,619,217

Total stockholders’ equity	360,577,130	366,301,065

Total liabilities and stockholders’ equity	$408,809,949	$514,449,464

See accompanying notes to condensed consolidated financial statements.

(*) Derived from audited financial statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2002 and 2003 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Net sales	$78,991,479	$73,290,206	$138,886,969	$141,049,651
Cost of sales	43,799,876	45,384,347	77,225,515	85,701,328

Gross profit	35,191,603	27,905,859	61,661,454	55,348,323
Selling, general and administrative expenses	23,779,195	21,141,070	42,208,116	41,079,961
Acquisition shut-down and recall costs	1,500,000	2,700,000	8,121,497	2,700,000

Income from operations	9,912,408	4,064,789	11,331,841	11,568,362
Profit from joint venture	(672,170)	(190,825)	(1,968,865)	(366,481)
Interest, net	(264,346)	34,023	(532,941)	(128,340)

Income before provision for income taxes and minority interest	10,848,924	4,221,591	13,833,647	12,063,183
Provision for income taxes	2,929,210	1,013,183	3,735,085	2,895,165

Income before minority interest	7,919,714	3,208,408	10,098,562	9,168,018
Minority interest	87,915	—	110,662	—

Net income	$7,831,799	$3,208,408	$9,987,900	$9,168,018

Earnings per share — basic	$0.37	$0.13	$0.50	$0.38

Earnings per share — diluted	$0.36	$0.l3	$0.47	$0.37

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2002 and 2003 (Unaudited)

	Six Months Ended June 30,

	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,987,900	$9,168,018

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,892,679	4,668,207
Earned Compensation from stock option grants	(174,787)	59,172
Investment in joint venture	4,061,995	5,380,364
Forgiveness of officer note receivable	285,000	—
Minority interest	110,662	—
Change in operating assets and liabilities
Sale of marketable securities	37,119,071	—
Accounts receivable	(17,623,320)	(14,918,838)
Inventory	(12,513,181)	3,759,194
Prepaid expenses and other current assets	1,264,439	(3,978,155)
Accounts payable and accrued expenses	6,758,756	962,317
Income taxes payable	4,022,855	2,719,535
Deferred income taxes	(463,304)	—

Total adjustments	27,740,865	(1,348,204)

Net cash provided by operating activities	37,728,765	7,819,814

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for net assets acquired	(37,262,017)	(21,037,358)
Purchase of property and equipment	(1,582,148)	(2,450,245)
Other assets	1,237,679	(77,461)
Purchase of marketable securities	(5,813,342)	(219,733)
Repayment of Notes receivable from officers	—	1,113,000

Net cash used by investing activities	(43,419,828)	(22,671,797)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	59,307,347	—
Proceeds from stock options and warrants exercised	2,631,975	717,519
Repurchase of common shares	—	(4,220,773)
Repayment of long term debt	(7,685)	(8,754)

Net proceeds from issuance of convertible notes payable	—	94,365,657

Net cash provided by financing activities	61,931,637	90,853,649

Net increase in cash and cash equivalents	56,240,574	76,001,666
Cash and cash equivalents, beginning of period	25,036,203	68,412,826

Cash and cash equivalents, end of period	$81,276,777	$144,414,492

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$181,450	$2,811,689

Interest	$81,743	$17,439

Non cash investing and financing activity:
In March 2002, the Company issued 646,384 shares of its common stock valued at approximately $12.1 million in connection with the acquisition of Toymax.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2003

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

Basic earnings per share has been computed using the weighted average number of common shares. Diluted earnings per share has been computed using the weighted average number of common shares and common share equivalents (which consist of warrants, options, and convertible debt to the extent they are dilutive).

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

      Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and six months ended June 30, 2002 and 2003 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Net Sales
North America Toys	$70,182,964	$63,983,884	$121,903,112	$124,778,954
International	8,630,149	9,273,332	16,665,788	16,211,840
Other	178,366	32,990	318,069	58,857

	$78,991,479	$73,290,206	$138,886,969	$141,049,651

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Operating Income
North America Toys	$8,807,053	$3,548,646	$10,032,743	$10,136,914
International	1,082,972	514,313	1,273,405	1,426,754
Other	22,383	1,830	25,693	4,694

	$9,912,408	$4,064,789	$11,331,841	$11,568,362

	June 30,

	2002	2003

Assets
North America Toys	$360,978,990	$449,125,154
International	44,388,300	65,092,744
Other	917,406	231,566

	$406,284,696	$514,449,464

     The following tables present information about the Company by geographic area as of and for the three and six months ended June 30, 2002 and 2003:

	June 30,

	2002	2003

Long-lived Assets
United States	$139,855,550	$177,601,157
Hong Kong	23,321,690	58,318,842
Europe	581,077	3,305,833

	$163,758,317	$239,225,832

	Three Months ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Net Sales by Geographic Area
United States	$69,243,868	$64,016,874	$119,844,766	$123,536,714
Europe	7,147,105	7,144,965	14,861,922	13,489,363
Canada	1,117,462	1,099,013	2,376,416	2,400,110
Hong Kong	71,057	58,916	71,057	181,818
Other	1,411,987	970,438	1,732,808	1,441,646

	$78,991,479	$73,290,206	$138,886,969	$141,049,651

Note 3 — Inventories

     Net inventories include the ex-factory cost of goods and in-bound freight and duty and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31,	June 30,
	2002	2003

Deposits and raw materials	$606,429	$1,176,238
Finished goods	37,403,318	36,810,631

	$38,009,747	$37,986,869

Note 4 — Convertible Senior Notes

     Pursuant to the terms of a Purchase Agreement, dated June 9, 2003, we sold an aggregate of $98 million of 4.625% Convertible Senior Notes due June 15, 2023. The holders of the notes may convert the notes into shares of our common stock at any time at an initial conversion price of $20.00 per share, subject to certain circumstances described in the notes. This is equivalent to a conversion rate of 50.0 shares per $1,000 principal amount of notes. We will pay cash interest on the notes at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year, commencing on December 15, 2003. After June 15, 2010, we will not pay cash interest on the notes. At maturity, on June 15, 2023, we will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance. The “accreted principal amount” of a note will be equal to the principal amount of the note at issuance plus accretion, beginning June 15, 2010, on the principal amount at issuance so that the yield to maturity of the note will remain at 4.625% per year (equal to the cash interest prior to June 15, 2010), calculated on a semi-annual bond equivalent basis using a 360-day year comprised of twelve 30-day months. The notes will mature on June 15, 2023.

     We may redeem the notes at our option in whole or in part beginning on June 15, 2010, at 100% of their accreted principal amount plus accrued and unpaid interest (including contingent interest and additional amounts), if any, payable in cash. Holders of the notes may also require us to repurchase all or part of their notes on June 15, 2010, for cash, at a repurchase price of 100% of the principal amount per note plus accrued and unpaid interest (including contingent interest and additional amounts), if any. Holders of the notes may also require us to repurchase all or part of their notes on June 15, 2013 and June 15, 2018 at a repurchase price of 100% of the accreted principal amount per note plus accrued and unpaid interest (including contingent interest and additional amounts), if any. Any repurchases at June 15, 2013 and June 15, 2018 may be paid in cash, in shares of common stock or a combination of cash and shares of common stock. If a fundamental change of the Company occurs (as defined in the notes), holders of the notes may require us to purchase all or part of their notes, for cash, at a repurchase price of 100% of the accreted principal amount per note plus accrued and unpaid interest (including contingent interest and additional amounts), if any.

     Net proceeds received from the issuance of these convertible notes payable were approximately $94.4 million.

Note 5 — Credit Facility

     In October 2001, we and all of our subsidiaries jointly and severally secured a syndicated line of credit totaling $50.0 million with a consortium of banks led by Bank of America, N.A. (“Line of Credit”). On June 3, 2003, we and the banks amended the loan agreements governing the Line of Credit (the “Loan Agreements”), pursuant to which amendment (i) the banks suspended certain of our covenants under the Loan Agreements, including those that prohibited us from consummating the Convertible Senior Notes offering (See Note 4) without the banks’ consent, and (ii) the banks’ obligations to extend credit under the Line of Credit were simultaneously suspended. The amendment contemplates that we and the banks will attempt to negotiate revised terms for the Line of Credit, to be reflected in a further amendment to the Loan Agreements, while waiving the requirement for obtaining consent for this offering. Neither we nor the banks, however, have any obligation to enter into such further amendment to the Loan Agreements. The amendment did not otherwise effect our right under the Loan Agreements to voluntarily reduce or terminate the Line of Credit. There have never been any outstanding borrowings under the Line of Credit since its inception.

Note 6 — Earnings per share

     The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	THREE MONTHS ENDED JUNE 30,

	2002			2003

		WEIGHTED			WEIGHTED
		AVERAGE			AVERAGE
	INCOME	SHARES	PER-SHARE	INCOME	SHARES	PER-SHARE

Earnings per share — basic Income available to common stockholders	$7,831,799	20,984,929	$0.37	$3,208,408	24,174,875	$0.13

Effect of dilutive securities Options, warrants and convertible debt	—	968,239		—	508,537

Earnings per share — diluted Income available to common stockholders plus assumed exercises	$7,831,799	21,953,168	$0.36	$3,208,408	24,683,412	$0.13

	SIX MONTHS ENDED JUNE 30,

	2002			2003

		WEIGHTED			WEIGHTED
		AVERAGE			AVERAGE
	INCOME	SHARES	PER-SHARE	INCOME	SHARES	PER-SHARE

Earnings per share — basic Income available to common stockholders	$9,987,900	20,004,500	$0.50	$9,168,018	24,285,649	$0.38

Effect of dilutive securities Options, warrants and convertible debt	—	1,076,370		—	502,865

Earnings per share — diluted Income available to common stockholders plus assumed exercises	$9,987,900	21,080,870	$0.47	$9,168,018	24,788,514	$0.37

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2003

Note 7 — Common stock and preferred stock

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

      In February 2003, our Board of Directors approved a buyback of up to $20 million of our Common Stock. As of June 30, 2003, we repurchased 412,000 shares of our Common Stock for a total of approximately $4.2 million.

Note 8 — Acquisitions

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

     On May 31, 2003, we purchased the product lines, related assets and assumed certain liabilities from P&M Products Inc. (“P&M”). The total purchase price of approximately $20.9 million consisted of cash paid in the amount of $20.3 million and liabilities of $0.6 million and resulted in goodwill of $14.5 million. Our results of operations have included P&M from the date of acquisition.

The following unaudited pro forma information represents our consolidated results of operations as if the acquisitions of Toymax, Trendmasters and P&M had occurred on January 1, 2002 and after giving effect to certain adjustments including the elimination of certain general and administrative expenses and other income and expense items not attributable to on-going operations, interest expense, and related tax effects. Such pro forma information does not purport to be indicative of operating results that would have been reported had the acquisitions of Toymax, Trendmasters and P&M occurred on January 1, 2002 or future operating results.

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Net Sales	$97,549,095	$77,295,206	$187,955,535	$151,378,651

Net income (loss)	$6,141,556	$2,170,375	$5,718,561	$7,342,469

Earnings (loss) per share — basic	$0.29	$0.09	$0.27	$0.30

Weighted average shares outstanding — basic	21,504,929	24,174,875	21,094,634	24,285,649

Earnings (loss) per share — diluted	0.27	0.09	0.25	0.30

Weighted average shares and equivalents outstanding — diluted	23,071,865	24,683,412	22,787,170	24,788,514

Note 9 — Notes Receivable From Officers

     On March 27, 2003, the balance of the notes receivable from two of our officers totaling $1,113,000 plus accrued interest at interest rates of 6.5% per annum each, were paid in full.

Note 10 — Stock Option Plans

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

At June 30, 2003 we have stock-based employee compensation plans and account for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, certain options had been repriced resulting in compensation adjustments, which have been reflected in net income. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation.

In 2002 and 2003, the fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: risk-free rate of interest of 4%; dividend yield of 0%, with volatility of 87%; and expected lives of five years.

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Net income, as reported	$7,831,799	$3,208,408	$9,987,900	$9,168,018

Add (Deduct): Stock-based employee compensation expense (income) included in reported net income	(983,951)	1,093,228	(174,787)	59,172

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards net of related tax effects	—	—	(45,831)	—

Pro forma net income	$6,847,848	$4,301,636	$9,767,282	$9,227,190

Earnings per share:
Basic — as reported	$0.37	$0.13	$0.50	$0.38

Basic — pro forma	$0.33	$0.18	$0.49	$0.38

Diluted — as reported	$0.36	$0.13	$0.47	$0.37

Diluted — pro forma	$0.31	$0.17	$0.46	$0.37

Note 11 — Recent Accounting Pronouncements

     In June 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). The objective of SFAS No. 143 is to establish an accounting standard for the recognition and measurement of an asset retirement obligation on certain long-lived assets. The retirement obligation must be one that results from the acquisition, construction or normal operation of a long-lived asset. SFAS 143 was adopted effective January 1, 2003. The adoption of this statement did not have a material effect on the consolidated financial statements.

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

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of this SFAS were adopted effective June 9, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s financial position or results of operations.

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

     On May 31, 2003, we purchased the product lines, related assets and assumed certain liabilities from P&M Products Inc. (“P&M”). The total purchase price of approximately $20.9 million consisted of cash paid in the amount of $20.3 million and liabilities of $0.6 million and resulted in goodwill of $14.5 million. Our results of operations have included P&M from the date of acquisition.

RESULTS OF OPERATIONS

     The following unaudited table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2002	2003	2002	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.5%	61.9	55.6	60.8

Gross profit	44.5	38.1	44.4	39.2
Selling, general and administrative expenses	30.1	28.9	30.4	29.1
Acquisition shut-down and recall costs	1.9	3.7	5.8	1.9

Income from operations	12.5	5.5	8.2	8.2
Profit from joint venture	(0.9)	(.3)	(1.4)	(0.3)
Interest, net	(0.3)	—	(0.4)	(0.1)

Income before income taxes and minority interest	13.7	5.8	10.0	8.6
Provision for income taxes	3.7	1.4	2.7	2.1

Income before minority interest	10.0	4.4	7.3	6.5
Minority interest	0.1	—	0.1	—

Net income	9.9%	4.4%	7.2%	6.5%

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

     Net Sales. Net sales were $73.3 million in 2003 compared to $79.0 million in 2002, representing a decrease of 7.2%. The contribution to net sales by our traditional products, including action figures, dolls and vehicles, and writing instruments, was offset by a decrease in sales of our crafts and activities and our seasonal products, including Go Fly a Kite, Funnoodle and sports toys.

     Gross Profit. Gross profit decreased $7.3 million, or 20.7%, to $27.9 million, or 38.1% of net sales, in 2003 from $35.2 million, or 44.5% of net sales, in 2002. The overall decrease in gross profit was attributable to the decrease in net sales and a decrease in gross profit margin. The decrease in gross profit margin of 6.5% of net sales was due to an increase in net sales of lower margin traditional products and a decrease in net sales of higher margin crafts and activities products, which was partially offset by a decrease in amortization expense of molds and tools used in the manufacture of our products and a decrease in royalty expense as a percentage of net sales due to changes in the product mix resulting from the sale of more products with lower royalty rates or proprietary products with no royalties.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $21.1 million in 2003 and $23.8 million in 2002, constituting 28.9% and 30.1% of net sales, respectively. The overall decrease of $2.6 million in such costs was primarily due to the decrease in overhead costs resulting from efficiencies with the integration of our Toymax acquisition and a decrease in direct selling expenses, partially offset by an increase in product development costs. The decrease as a percentage of net sales is primarily attributable to gained cost efficiencies. We produced and aired television commercials in support of several of our products, including World Wrestling Entertainment action figures and Flying Colors products, in 2002 and 2003. From time to time, we may increase our advertising efforts, if we deem it appropriate for particular products.

     Acquisition Shut-down and Recall Costs. Acquisition shut-down costs in 2002 relate to shut-down costs, including lease termination, fixed asset abandonment and other costs, of certain operations of Toymax and Kidz Biz. There were no such costs in 2003. Operations impacted by these shut-downs were sales, design, distribution and administration. The integrations of Toymax and Kidz Biz were completed in 2002. In June 2003, we accrued $2.7 million for the recall of one of our products, compared to having accrued $1.5 million in June 2002 for the recall of the same product.

     The remaining component of the acquisition shut-down and recall costs is as follows:

	Accrued Balance			Accrued Balance
	March 31, 2003	Accrual	Actual	June 30, 2003

Lease abandonment costs	$1,410,780	$—	$620,825	$789,955
Recall costs	—	2,700,000	350,376	2,349,624

Total	$1,410,780	$2,700,000	$971,201	$3,139,579

     Profit from Joint Venture. Profit from joint venture decreased by $0.5 million in 2003 due to lower unit sales of both new titles at lower price points and existing titles, whereas in 2002 the joint venture released a new Xbox titled “RAW” and a new GameCube titled “Wrestlemania X8” with higher unit sales at a higher price point.

     Interest, Net. Interest income resulting from higher average cash balances during 2003 than in 2002 was offset by lower interest rates and accrued interest of $0.3 million for the convertible notes sold in June 2003.

     Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 2002 and 2003, at effective tax rates of 27.0% in 2002 and 24.0% in 2003, benefiting from a flat 16.5% and 17.0% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong for 2002 and 2003, respectively. As of June 30, 2003, we had deferred tax assets of approximately $4.4 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In making this determination, management considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

     Net Sales. Net sales were $141.0 million in 2003 compared to $138.9 million in 2002, representing an increase of 1.6%. The contribution to net sales by our seasonal products, including Go Fly a Kite, Funnoodle and sports toys, were offset in part by a decrease in sales in our traditional products, including action figures, dolls and vehicles, our crafts and activities, our writing instruments and international sales.

     Gross Profit. Gross profit decreased $6.3 million, or 10.2%, to $55.3 million, or 39.2% of net sales, in 2003 from $61.7 million, or 44.4% of net sales, in 2002. The overall decrease in gross profit was attributable to the increase in net sales of lower margin seasonal products and a decrease in gross profit margin. The decrease in gross profit margin of 5.2% of net sales was due to lower margins for seasonal products, which was partially offset by a decrease in amortization expense of molds and tools used in the manufacture of our products and a decrease in royalty expense as a percentage of net sales due to changes in the product mix resulting from the sale of more products with lower royalty rates or proprietary products with no royalties.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $41.1 million in 2003 and $42.2 million in 2002, constituting 29.1% and 30.4% of net sales, respectively. The overall decrease of $1.1 million in such costs was primarily due to the decrease in direct selling expenses, partially offset by an increase in product development costs. The decrease as a percentage of net sales is primarily attributable to the fixed nature of certain expenses with a concurrent increase in net sales. We produced and aired television commercials in support of several of our products, including World Wrestling Entertainment action figures and Flying Colors products in 2002 and 2003. From time to time, we may increase our advertising efforts, if we deem it appropriate for particular products.

     Acquisition Shut-down and Recall Costs. Acquisition shut-down costs in 2002 relate to shut-down costs, including lease termination, fixed asset abandonment and other costs, of certain operations of Toymax and Kidz Biz. There were no such costs in 2003. Operations impacted by these shut-downs were sales, design, distribution, and administration. The integrations of Toymax and Kidz Biz were completed in 2002. In June 2003, we accrued $2.7 million for the recall of one of our products, compared to having accrued $1.5 million in June 2002 for the recall of the same product.

     The remaining component of the acquisition shut-down and recall costs is as follows:

	Accrued Balance			Accrued Balance
	December 31, 2002	Accrual	Actual	June 30, 2003

Lease abandonment costs	$2,309,800	$—	$1,519,845	$789,955
Recall costs	—	2,700,000	350,376	2,349,624

Total	$2,309,800	$2,700,000	$1,870,221	$3,139,579

     Profit from Joint Venture. Profit from joint venture decreased by $1.6 million in 2003 due to lower unit sales of both new titles at lower price points and existing titles, whereas in 2002 the joint venture released a new Xbox titled “RAW” and a new GameCube titled “Wrestlemania X8” with higher unit sales at a higher price point.

     Interest, Net. Interest income resulting from higher average cash balances during 2003 than in 2002 was offset by lower interest rates and accrued interest of $0.3 million for the convertible notes sold in June 2003.

     Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 2002 and 2003, at effective tax rates of 27.0% in 2002 and 24.0% in 2003, benefiting from a flat 16.5% and 17.0%. Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong for 2002 and 2003, respectively. As of June 30, 2003, we had deferred tax assets of approximately $4.4 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In making this determination, management considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). The objective of SFAS No. 143 is to establish an accounting standard for the recognition and measurement of an asset retirement obligation on certain long-lived assets. The retirement obligation must be one that results from the acquisition, construction or normal operation of a long-lived asset. SFAS 143 was adopted effective January 1, 2003. The adoption of this statement did not have a material effect on the consolidated financial statements.

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

     In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of this SFAS were adopted effective June 9, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2003, we had working capital of $220.9 million, as compared to $129.2 million as of December 31, 2002. This increase was primarily attributable to the receipt of the net proceeds from the sale of convertible notes payable, our operating results and the receipt of the preferred return from the joint venture with THQ, though offset in part by disbursements related to the repurchase of our common shares.

     Operating activities provided net cash of $7.8 million in 2003, as compared to $37.7 million in 2002, which included $37.1 million provided from the sale of marketable securities. Net cash was provided primarily by net income and a non-cash charge consisting of depreciation and amortization, as well as an increase in the cash received from the preferred return from THQ joint venture, a decrease in inventory and increases in accounts payable and accrued expenses and income taxes payable, which were offset in part by increases in accounts receivable and prepaid expenses and other current operating assets. As of June 30, 2003, we had cash and cash equivalents of $144.4 million.

     Our investing activities used net cash of $22.7 million in 2003, as compared to $43.4 million in 2002, consisting primarily of the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products, cash paid in excess of the fair value of the net assets acquired for P&M, and the purchase of marketable securities, partially offset by the repayment of notes receivable from officers. In 2002, our investing activities consisted primarily of cash paid for net assets acquired in the Toymax acquisition, the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products and the purchase of marketable securities. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties ranging from 1% to 18% payable on net sales of such products. As of June 30, 2003, these agreements required future aggregate minimum guarantees of $16.2 million, exclusive of $4.2 million in advances already paid.

     Our financing activities provided net cash of $90.9 million in 2003, consisting primarily of proceeds from the exercise of stock options and warrants and net proceeds from the sale of convertible notes, partially offset by the repurchase of our common stock. In 2002, financing activities provided net cash of $61.9 million, consisting of proceeds from the sale of our common stock and the exercise of stock options and warrants, partially offset by the repayment of long term debt.

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

      In February 2003, our Board of Directors approved a buyback of up to $20 million of our common stock. As of June 30, 2003, we repurchased 412,000 shares of our common stock for a total of approximately $4.2 million.

     On May 31, 2003, we purchased the product lines, related assets and assumed certain liabilities from P&M Products Inc. (“P&M”). The total purchase price of approximately $20.9 million consisted of cash paid in the amount of $20.3 million and liabilities of $0.6 million and resulted in goodwill of $14.5 million. Results of operations have included P&M from the date of acquisition.

     Pursuant to the terms of a Purchase Agreement, dated June 9, 2003, we sold an aggregate of $98 million of 4.625% Convertible Senior Notes due June 15, 2023. The holders of the notes may convert the notes into shares of our common stock at any time at an initial conversion price of $20.00 per share, subject to certain circumstances described in the notes. This is equivalent to a conversion rate of 50.0 shares per $1,000 principal amount of notes. We will pay cash interest on the notes at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year, commencing on December 15, 2003. After June 15, 2010, we will not pay cash interest on the notes. At maturity, on June 15, 2023, we will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance. The “accreted principal amount” of a note will be equal to the principal amount of the note at issuance plus accretion, beginning June 15, 2010, on the principal amount at issuance so that the yield to maturity of the note will remain at 4.625% per year (equal to the cash interest prior to June 15, 2010), calculated on a semi-annual bond equivalent basis using a 360-day year comprised of twelve 30-day months. The notes will mature on June 15, 2023.

     We may redeem the notes at our option in whole or in part beginning on June 15, 2010, at 100% of their accreted principal amount plus accrued and unpaid interest (including contingent interest and additional amounts), if any, payable in cash. Holders of the notes may also require us to repurchase all or part of their notes on June 15, 2010, for cash, at a repurchase price of 100% of the principal amount per note plus accrued and unpaid interest (including contingent interest and additional amounts), if any. Holders of the notes may also require us to repurchase all or part of their notes on June 15, 2013 and June 15, 2018 at a repurchase price of 100% of the accreted principal amount per note plus accrued and unpaid interest (including contingent interest and additional amounts), if any. Any repurchases at June 15, 2013 and June 15, 2018 may be paid in cash, in shares of common stock or a combination of cash and shares of common stock. If a fundamental change of the Company occurs (as defined in the notes), holders of the notes may require us to purchase all or part of their notes, for cash, at a repurchase price of 100% of the accreted principal amount per note plus accrued and unpaid interest (including contingent interest and additional amounts), if any.

     Net proceeds received from the issuance of these convertible notes payable were approximately $94.4 million.

     In October 2001, we and all of our subsidiaries jointly and severally secured a syndicated line of credit totaling $50.0 million with a consortium of banks led by Bank of America, N.A. (“Line of Credit”). On June 3, 2003, we and the banks amended the loan agreements governing the Line of Credit (the “Loan Agreements”), pursuant to which amendment (i) the banks suspended certain of our covenants under the Loan Agreements, including those that prohibited us from consummating the Convertible Senior Notes offering (see Note 4) without the banks’ consent, and (ii) the banks’ obligations to extend credit under the Line of Credit were simultaneously suspended. The amendment contemplates that we and the banks will attempt to negotiate revised terms for the Line of Credit, to be reflected in a further amendment to the Loan Agreements, while waiving the requirement for obtaining consent for this offering. Neither we nor the banks, however, have any obligation to enter into such further amendment to the Loan Agreements. The amendment did not otherwise effect our right under the Loan Agreements to voluntarily reduce or terminate the Line of Credit. There have never been any outstanding borrowings under the Line of Credit since its inception.

     We believe that our cash flow from operations, cash and cash equivalents on hand will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of June 30, 2003, we have not used derivative instruments or engaged in hedging activities to minimize our market risk.

INTEREST RATE RISK

     As of June 30, 2003, we did not have any outstanding balances on our Line of Credit. On June 9, 2003, we issued convertible notes payable of $98,000,000 with a fixed interest rate of 4.625% per annum. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      Pursuant to the terms of a Purchase Agreement, dated June 9, 2003, we sold an aggregate of $98 million of 4.625% Convertible Senior Notes due June 15, 2023. The holders of the notes may convert the notes into shares of our common stock at any time at an initial conversion price of $20.00 per share, subject to certain circumstances described in the notes. This is equivalent to a conversion rate of 50.0 shares per $1,000 principal amount of notes. We will pay cash interest on the notes at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year, commencing on December 15, 2003. After June 15, 2010, we will not pay cash interest on the notes. At maturity, on June 15, 2023, we will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance. The “accreted principal amount” of a note will be equal to the principal amount of the note at issuance plus accretion, beginning June 15, 2010, on the principal amount at issuance so that the yield to maturity of the note will remain at 4.625% per year (equal to the cash interest prior to June 15, 2010), calculated on a semi-annual bond equivalent basis using a 360-day year comprised of twelve 30-day months. The notes will mature on June 15, 2023.

      We may redeem the notes at our option in whole or in part beginning on June 15, 2010, at 100% of their accreted principal amount plus accrued and unpaid interest (including contingent interest and additional amounts), if any, payable in cash. Holders of the notes may also require us to repurchase all or part of their notes on June 15, 2010, for cash, at a repurchase price of 100% of the principal amount per note plus accrued and unpaid interest (including contingent interest and additional amounts), if any. Holders of the notes may also require us to repurchase all or part of their notes on June 15, 2013 and June 15, 2018 at a repurchase price of 100% of the accreted principal amount per note plus accrued and unpaid interest (including contingent interest and additional amounts), if any. Any repurchases at June 15, 2013 and June 15, 2018 may be paid in cash, in shares of common stock or a combination of cash and shares of common stock. If a fundamental change of the Company occurs (as defined in the notes), holders of the notes may require us to purchase all or part of their notes, for cash, at a repurchase price of 100% of the accreted principal amount per note plus accrued and unpaid interest (including contingent interest and additional amounts), if any.

      The issuance and sale of the notes and the subsequent offering of the notes by the initial purchaser were exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act and Rule 144A promulgated thereunder. The aggregate commission to the initial purchaser was approximately $3.8 million.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

NUMBER	DESCRIPTION

3.1.1	Restated Certificate of Incorporation of the Company(1)

3.1.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company(2)

3.2.1	By-Laws of the Company(1)

3.2.2	Amendment to By-Laws of the Company(3)
4.1	Indenture, dated as of June 9, 2003, by and between the Registrant and Wells Fargo Bank, N.A.(4)
4.2	Form of 4.625% Convertible Senior Note(4)
4.3	Registration Rights Agreement, dated as of June 9, 2003, by and among the Registrant and Bear, Stearns & Co. Inc.(4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(4)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(4)

32.1	Section 1350 Certification of Chief Executive Officer(4)

32.2	Section 1350 Certification of Chief Financial Officer(4)

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(2)	Filed previously as exhibit 4.1.2 of the Company’s Registration Statement on Form S-3 (Reg. No. 333-74717), filed on March 9, 1999, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed herewith.

(b)    Reports on Form 8-K

     We filed Current Reports on Form 8-K on (i) April 22, 2003 relating to the Company’s announcement of earnings for the first quarter of 2003; and (ii) each of June 4 and June 12, 2003 relating to the Company’s Convertible Senior Note Offering.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

JAKKS PACIFIC, INC.

Date: August 14, 2003	By:	/s/ Joel M. Bennett

Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

NUMBER	DESCRIPTION

3.1.1	Restated Certificate of Incorporation of the Company(1)

3.1.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company(2)

3.2.1	By-Laws of the Company(1)

3.2.2	Amendment to By-Laws of the Company(3)
4.1	Indenture, dated as of June 9, 2003, by and between the Registrant and Wells Fargo Bank, N.A.(4)
4.2	Form of 4.625% Convertible Senior Note(4)
4.3	Registration Rights Agreement, dated as of June 9, 2003, by and among the Registrant and Bear, Stearns & Co. Inc.(4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(4)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(4)

32.1	Section 1350 Certification of Chief Executive Officer(4)

32.2	Section 1350 Certification of Chief Financial Officer(4)

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(2)	Filed previously as exhibit 4.1.2 of the Company’s Registration Statement on Form S-3 (Reg. No. 333-74717), filed on March 9, 1999, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed herewith.