Form 10-Q
period 2003-09-30
JAKKS PACIFIC INC
filed 2003-11-14
CIK 1009829

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ______________

Commission file number: 0-28104

JAKKS Pacific, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4527222 (I.R.S. Employer Identification No.)

22619 Pacific Coast Highway Malibu, California (Address of principal executive offices)	90265 (Zip Code)

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

Yes [X]          No [   ]

The number of shares outstanding of the issuer’s common stock is 25,067,826 (as of November 13, 2003).

JAKKS PACIFIC, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

ITEMS IN FORM 10-Q

		PAGE

Facing page
Part I	FINANCIAL INFORMATION
Item 1	Financial Statements.
	Condensed consolidated balance sheets —
	December 31, 2002 and September 30, 2003 (unaudited)	3
	Condensed consolidated statements of operations for the three and nine months
	ended September 30, 2002 and 2003 (unaudited)	4
	Condensed consolidated statements of cash flows for the nine months ended
	September 30, 2002 and 2003 (unaudited)	5
	Notes to condensed consolidated financial statements (unaudited)	6
Item 2	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	8
Item 3	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4	Controls and Procedures	12
Part II	OTHER INFORMATION
Item 1	Legal Proceedings	None
Item 2	Changes in Securities and Use of Proceeds	None
Item 3	Defaults Upon Senior Securities	None
Item 4	Controls and Procedures	12
Item 5	Submission of Matters to a Vote of Security Holders	13
Item 6	Exhibits and Reports on Form 8-K	13
Signatures		14

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

ASSETS

	December 31, 2002	September 30, 2003

	(*)	(unaudited)
Current assets
Cash and cash equivalents	$68,412,826	$132,833,696
Marketable Securities	—	18,320,894
Accounts receivable, net of allowances for uncollectible accounts of $6,781,324 and $6,093,478, respectively	56,195,578	86,579,868
Inventory, net of reserves for potential product obsolescence of $4,782,021 and $5,591,465, respectively	38,009,747	43,510,656
Prepaid expenses and other current assets	6,410,278	10,981,469
Notes Receivable—Officers	1,113,000	—
Income taxes receivable	2,205,882	—
Deferred income taxes	4,445,658	4,445,658

Total current assets	176,792,969	296,672,241

Office furniture and equipment	5,932,385	6,539,485
Molds and tooling	31,068,888	33,336,228
Leasehold improvements	2,463,875	2,699,109

Total	39,465,148	42,574,822
Less accumulated depreciation and amortization	24,639,593	30,630,240

Property and equipment, net	14,825,555	11,944,582
Investment in joint venture	8,118,645	3,840,574
Goodwill, net	189,335,933	205,176,652
Trademarks, net	11,567,679	11,567,679
Intangibles and other, net	8,169,168	11,789,382

Total assets	$408,809,949	$540,991,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$41,967,851	$58,304,219
Income taxes payable	5,624,532	8,780,842
Current portion of long term debt	17,805	18,720

Total current liabilities	47,610,188	67,103,781
Long term debt, net of current portion	59,683	98,039,020
Deferred income taxes	562,948	562,948

Total liabilities	48,232,819	165,705,749

Stockholders’ equity
Preferred shares, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 24,472,884 and 24,178,523 shares issued, respectively	24,473	24,179
Additional paid-in capital	240,101,458	236,230,286
Retained earnings	120,451,199	139,189,669
Accumulated other comprehensive loss	—	(158,773)

Total stockholders’ equity	360,577,130	375,285,361

Total liabilities and stockholders’ equity	$408,809,949	$540,991,110

See accompanying notes to condensed consolidated financial statements.

(*) Derived from audited financial statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2002 and 2003 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2003	2002	2003

Net sales	$102,639,835	$90,308,130	$241,526,804	$231,357,781
Cost of sales	60,827,541	54,082,386	138,053,056	139,783,714

Gross profit	41,812,294	36,225,744	103,473,748	91,574,067
Selling, general and administrative expenses	22,917,492	24,347,559	65,125,608	65,427,520
Acquisition shut-down and recall costs	—	(700,000)	8,121,497	2,000,000

Income from operations	18,894,802	12,578,185	30,226,643	24,146,547
Profit from joint venture	(611,774)	(937,219)	(2,580,639)	(1,303,700)
Interest, net	(437,098)	922,704	(970,039)	794,364

Income before provision for income taxes and minority interest	19,943,674	12,592,700	33,777,321	24,655,883
Provision for income taxes	5,384,792	3,022,248	9,119,877	5,917,413

Income before minority interest	14,558,882	9,570,452	24,657,444	18,738,470
Minority interest	604,483	—	715,145	—

Net income	$13,954,399	$9,570,452	$23,942,299	$18,738,470

Earnings per share — basic	$0.59	$0.40	$1.13	$0.77

Earnings per share — diluted	$0.58	$0.39	$1.09	$0.76

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2002 and 2003 (Unaudited)

	Nine Months Ended September 30,

	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,942,299	$18,738,470

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,145,067	6,742,593
Earned Compensation from stock option grants	(1,873,650)	(393,381)
Investment in joint venture	4,520,989	4,278,071
Forgiveness of officer note receivable	285,000	—
Minority interest	715,145	—
Change in operating assets and liabilities
Sale of marketable securities	37,119,071	—
Accounts receivable	(35,143,384)	(28,684,290)
Inventory	(5,815,590)	(1,764,593)
Prepaid expenses and other current assets	2,235,192	(4,543,099)
Accounts payable and accrued expenses	16,238,863	15,888,004
Income taxes payable	10,095,959	5,362,192
Deferred income taxes	(401,149)	—

Total adjustments	35,220,021	(3,114,503)

Net cash provided by operating activities	59,162,320	15,623,967

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for net assets acquired	(43,186,083)	(21,167,491)
Purchase of property and equipment	(3,810,133)	(3,042,406)
Other assets	928,982	(653,130)
Purchase of marketable securities	(583,282)	(18,320,894)
Repayment of Notes receivable from officers	599,000	1,113,000

Net cash used by investing activities	(46,051,516)	(42,070,921)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	59,990,219	—
Proceeds from stock options and warrants exercised	2,631,975	742,688
Repurchase and retirement of common shares	—	(4,220,773)
Repayment of long term debt	(11,370)	(19,748)

Net proceeds from issuance of convertible notes payable	—	94,365,657

Net cash provided by financing activities	62,610,824	90,867,824

Net increase in cash and cash equivalents	75,721,628	64,420,870
Cash and cash equivalents, beginning of period	25,036,203	68,412,826

Cash and cash equivalents, end of period	$100,757,831	$132,833,696

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$194,769	$2,922,357

Interest	$63,141	$18,589

Non cash investing and financing activity:
In March 2002, the Company issued 646,384 shares of its common stock valued at approximately $12.1 million in connection with the acquisition of Toymax.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2003

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

      Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and nine months ended September 30, 2002 and 2003 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2003	2002	2003

Net Sales
North America Toys	$84,798,070	$73,148,773	$206,701,182	$197,927,728
International	17,766,910	17,151,510	34,432,698	33,363,349
Other	74,855	7,847	392,924	66,704

	$102,639,835	$90,308,130	$241,526,804	$231,357,781

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2003	2002	2003

Operating Income
North America Toys	$15,610,340	$10,188,217	$25,643,083	$20,325,131
International	3,270,682	2,388,875	4,544,086	3,815,629
Other	13,780	1,093	39,474	5,787

	$18,894,802	$12,578,185	$30,226,643	$24,146,547

	September 30,

	2002	2003

Assets
North America Toys	$352,609,691	$438,197,932
International	73,878,858	102,746,168
Other	311,264	47,010

	$426,799,813	$540,991,110

     The following tables present information about the Company by geographic area as of and for the three and nine months ended September 30, 2002 and 2003:

	September 30,

	2002	2003

Long-lived Assets
United States	$138,017,789	$182,580,227
Hong Kong	33,143,814	52,603,259
Europe	595,009	3,304,508

	$171,756,612	$238,487,994

	Three Months ended September 30,		Nine Months Ended September 30,

	2002	2003	2002	2003

Net Sales by Geographic Area
United States	$81,998,508	$73,156,620	$201,843,274	$196,693,335
Europe	14,238,316	14,607,488	29,100,239	28,096,851
Canada	2,874,417	1,134,799	5,250,832	3,534,909
Hong Kong	170,950	659,711	242,007	841,529
Other	3,357,644	749,512	5,090,452	2,191,157

	$102,639,835	$90,308,130	$241,526,804	$231,357,781

Note 3 — Marketable Securities

     As of September 30, 2003, marketable securities consist of available for sale securities where cost approximates market.

Note 4 — Inventories

     Net inventories include the ex-factory cost of goods and in-bound freight and duty and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31,	September 30,
	2002	2003

Deposits and raw materials	$606,429	$2,672,753
Finished goods	37,403,318	40,837,903

	$38,009,747	$43,510,656

Note 5 — Convertible Senior Notes

     Pursuant to the terms of a Purchase Agreement, dated June 9, 2003, we sold an aggregate of $98 million of 4.625% Convertible Senior Notes due June 15, 2023 and received net proceeds from the issuance of these convertible notes payable approximately $94.4 million. The holders of the notes may convert the notes into shares of our common stock at any time at an initial conversion price of $20.00 per share, subject to certain circumstances described in the notes. This is equivalent to a conversion rate of 50.0 shares per $1,000 principal amount of notes. We will pay cash interest on the notes at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year, commencing on December 15, 2003. After June 15, 2010, we will not pay cash interest on the notes. At maturity, on June 15, 2023, we will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance. The “accreted principal amount” of a note will be equal to the principal amount of the note at issuance plus accretion, beginning June 15, 2010, on the principal amount at issuance so that the yield to maturity of the note will remain at 4.625% per year (equal to the cash interest prior to June 15, 2010), calculated on a semi-annual bond equivalent basis using a 360-day year comprised of twelve 30-day months. The notes will mature on June 15, 2023.

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

Note 6 — Credit Facility

     In October 2001, we and all of our subsidiaries jointly and severally secured a syndicated line of credit totaling $50.0 million with a consortium of banks led by Bank of America, N.A. (“Line of Credit”). On June 3, 2003, we and the banks amended the loan agreements governing the Line of Credit (the “Loan Agreements”), pursuant to which amendment (i) the banks suspended certain of our covenants under the Loan Agreements, including those that prohibited us from consummating the Convertible Senior Notes offering (See Note 5) without the banks’ consent, and (ii) the banks’ obligations to extend credit under the Line of Credit were simultaneously suspended. The amendment contemplates that we and the banks will attempt to negotiate revised terms for the Line of Credit, to be reflected in a further amendment to the Loan Agreements, while waiving the requirement for obtaining consent for this offering. Neither we nor the banks, however, have any obligation to enter into such further amendment to the Loan Agreements. The amendment did not otherwise effect our right under the Loan Agreements to voluntarily reduce or terminate the Line of Credit. There have never been any outstanding borrowings under the Line of Credit since its inception.

Note 7 — Earnings per share

     The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended September 30,

	2002			2003

		WEIGHTED			WEIGHTED
		AVERAGE			AVERAGE
	INCOME	SHARES	PER-SHARE	INCOME	SHARES	PER-SHARE

Earnings per share — basic Income available to common stockholders	$13,954,399	23,585,722	$0.59	$9,570,452	24,176,824	$0.40

Effect of dilutive securities Options, warrants and convertible debt	—	472,877		—	451,895

Earnings per share — diluted Income available to common stockholders plus assumed exercises	$13,954,399	24,058,599	$0.58	$9,570,452	24,628,719	$0.39

	Nine Months Ended September 30,

	2002			2003

		WEIGHTED			WEIGHTED
		AVERAGE			AVERAGE
	INCOME	SHARES	PER-SHARE	INCOME	SHARES	PER-SHARE

Earnings per share — basic Income available to common stockholders	$23,942,299	21,215,793	$1.13	$18,738,470	24,248,835	$0.77

Effect of dilutive securities Options, warrants and convertible debt	—	842,690		—	466,935

Earnings per share — diluted Income available to common stockholders plus assumed exercises	$23,942,299	22,058,483	$1.09	$18,738,470	24,715,770	$0.76

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2003

Note 8 — Accumulated Other Comprehensive Loss

     As of September 30, 2003, “Accumulated other comprehensive loss” consists of the foreign translation adjustment. For the three and nine month periods ended September 30, 2002 comprehensive income was the same as net income. For the three and nine month periods ended September 30, 2003, comprehensive income was $9,411,679 and $18,579,697, respectively.

Note 9 — Common stock and preferred stock

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

      In February 2003, our Board of Directors approved a buyback of up to $20 million of our Common Stock. As of September 30, 2003, we repurchased and retired 412,000 shares of our Common Stock for a total of approximately $4.2 million.

Note 10 — Acquisitions

     We acquired the following entities to further enhance our existing product lines and to continue diversification into other seasonal business.

     In March 2002, we purchased a controlling interest in Toymax International, Inc. In October 2002, we completed that acquisition by acquiring the remaining outstanding common shares in a merger transaction. The total purchase price of approximately $62.2 million consisted of 1,166,360 shares of the Company’s common stock, 598,697 options and approximately $41.0 million in cash and resulted in additional goodwill of $64.9 million. Our results of operations have included Toymax from March 12, 2002, however for the period March 12, 2002 through October 25, 2002 the minority interest’s share of Toymax’s earnings were excluded.

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

     On May 31, 2003, we purchased the product lines, related assets and assumed certain liabilities from P&M Products Inc. (“P&M”). The total purchase price of approximately $21.3 million consisted of cash paid in the amount of $20.7 million and liabilities of $0.6 million and resulted in goodwill of $14.9 million. Our results of operations have included P&M from the date of acquisition.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2003	2002	2003

Net Sales	$138,073,828	$90,308,130	$326,029,364	$241,686,781

Net income	$14,670,059	$9,570,452	$20,388,620	$16,912,921

Earnings per share — basic	$.68	$.40	$.96	$.72

Weighted average shares outstanding — basic	21,504,929	24,176,824	21,231,399	23,591,664

Earnings per share — diluted	$.64	$.39	$.89	$.70

Weighted average shares and equivalents outstanding — diluted	23,071,865	24,628,719	22,882,068	24,058,599

Note 11 — Notes Receivable From Officers

     On March 27, 2003, the balance of the notes receivable from two of our officers totaling $1,113,000 plus accrued interest at interest rates of 6.5% per annum each, were paid in full.

Note 12 — Stock Option Plans

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 “ Accounting for Stock-Based Compensation —Transition and Disclosure an Amendment of FASB Statement No. 123” (SFAS 148). SFAS 148 amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information.

     At September 30, 2003 we have stock-based employee compensation plans and account for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, certain options had been repriced resulting in compensation adjustments, which have been reflected in net income. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation.

     In 2002 and 2003, the fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: risk-free rate of interest of 4%; dividend yield of 0%, with volatility of 87%; and expected lives of five years.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2003	2002	2003

Net income, as reported	$13,954,399	$9,570,452	$23,942,299	$18,738,470

Add (Deduct): Stock-based employee compensation expense (income) included in reported net income	(1,698,863)	(452,552)	(1,873,650)	(393,381)

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards net of related tax effects	—	(1,615)	(69,973)	(1,615)

Pro forma net income	$12,255,536	$9,116,285	$21,998,676	$18,343,474

Earnings per share:
Basic — as reported	$0.59	$0.40	$1.13	$0.77

Basic — pro forma	$0.52	$0.38	$1.04	$0.76

Diluted — as reported	$0.58	$0.39	$1.09	$0.76

Diluted — pro forma	$0.51	$0.37	$1.00	$0.74

Note 13 — Recent Accounting Pronouncements

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

     On May 31, 2003, we purchased the product lines, related assets and assumed certain liabilities from P&M. The total purchase price of approximately $21.3 million consisted of cash paid in the amount of $20.7 million and liabilities of $0.6 million and resulted in goodwill of $14.9 million. Our results of operations have included P&M from the date of acquisition.

RESULTS OF OPERATIONS

     The following unaudited table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.3	59.9	57.2	60.4

Gross profit	40.7	40.1	42.8	39.6
Selling, general and administrative expenses	22.3	27.0	26.9	28.3
Acquisition shut-down and recall costs	—	(0.8)	3.4	.9

Income from operations	18.4	13.9	12.5	10.4
Profit from joint venture	(0.6)	(1.0)	(1.1)	(0.6)
Interest, net	(0.4)	1.0	(0.4)	0.3

Income before income taxes and minority interest	19.4	13.9	14.0	10.7
Provision for income taxes	5.2	3.3	3.8	2.6

Income before minority interest	14.2	10.6	10.2	8.1
Minority interest	0.6	—	0.3	—

Net income	13.6%	10.6%	9.9%	8.1%

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

     Net Sales. Net sales were $90.3 million in 2003 compared to $102.6 million in 2002, representing a decrease of 12.0%. The decrease was mainly due to a reduction in sales of our karaoke machines and Equalizer radio control vehicle in 2003, both higher priced items, offset in part by new product introductions, including Dragon Ball and NASCAR action toys, TV games and ColorWorkshop craft products.

     Gross Profit. Gross profit decreased $5.6 million, or 13.4%, to $36.2 million, or 40.1% of net sales, in 2003 from $41.8 million, or 40.7% of net sales, in 2002. The overall decrease in gross profit was attributable to the decrease in net sales and a slight decrease in gross profit margin. The decrease in gross profit margin of 0.6% of net sales was due to an increase in royalty expense as a percentage of net sales due to changes in the product mix resulting from the sale of more products with higher royalty rates which was partially offset by an increase in net sales of higher margin products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $24.3 million in 2003 and $22.9 million in 2002, constituting 27.0% and 22.3% of net sales, respectively. The overall increase of $1.4 million in such costs was primarily due to an increase in option compensation expense resulting from the price reset of options in 2000. We produced and aired television commercials in support of several of our products, including World Wrestling Entertainment and Dragon Ball Z action figures and Flying Colors products, in 2003 and World Wrestling Entertainment action figures and Flying Colors products in 2002. From time to time, we may increase our advertising efforts, if we deem it appropriate for particular products.

     Acquisition Shut-down and Recall Costs. Income in 2003 relates to the recovery of recall costs from one of our factories. There was no such income in 2002.

     The remaining component of the acquisition shut-down and recall costs is as follows:

	Accrued Balance			Accrued Balance
	June 30, 2003	Accrual	Actual	September 30, 2003

Lease abandonment costs	$789.955	$—	$(228,372)	$561,583
Recall costs	2,349,624	(700,000)	(108,250)	1,541,374

Total	$3,139,579	$(700,000)	$(336,622)	$2,102,957

     Profit from Joint Venture. Profit from joint venture increased by $0.3 million in 2003 due to higher unit sales of the 2003 game release compared to the game released in 2002.

     Interest, Net. Interest income increased due to higher average cash balances during 2003 than in 2002, but was offset by accrued interest expense of $1.1 million related to the convertible notes issued in June 2003.

     Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 2002 and 2003, at effective tax rates of 27.0% in 2002 and 24.0% in 2003, benefiting from a flat 16.5% and 17.0% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong for 2002 and 2003, respectively. As of September 30, 2003, we had deferred tax assets of approximately $4.4 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In making this determination, management believes it considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

     Net Sales. Net sales were $231.4 million in 2003 compared to $241.5 million in 2002, representing a decrease of 4.2%. The contribution to net sales by our seasonal products, including Trendmasters, Go Fly a Kite, Funnoodle and sports toys, and new product introductions, including Dragon Ball and NASCAR action toys, TV games and ColorWorkshop craft products, were offset by a decrease in sales in our traditional products, and international sales, which included a reduction in sales of our karaoke machines and Equalizer radio control vehicle in 2003, both higher priced items.

     Gross Profit. Gross profit decreased $11.9 million, or 11.5%, to $91.6 million, or 39.6% of net sales, in 2003 from $103.5 million, or 42.8% of net sales, in 2002. The overall decrease in gross profit was attributable to the decrease in net sales and a decrease in gross profit margin. The decrease in gross profit margin of 3.2% of net sales was due to higher sales of seasonal products with lower margins and an increase in royalty expense as a percentage of net sales due to changes in the product mix resulting from the sale of more products with higher royalty rates, though offset in part by a decrease in amortization expense of molds and tools used in the manufacture of our products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $65.4 million in 2003 and $65.1 million in 2002, constituting 28.3% and 26.9% of net sales, respectively. The overall increase of $0.3 million in such costs was primarily due to an increase in product development costs and option compensation expense resulting from the price reset of options in 2000, offset in part by a decrease in direct selling expenses. The increase as a percentage of net sales is primarily attributable to the fixed nature of certain expenses. We produced and aired television commercials in support of several of our products, including World Wrestling Entertainment and Dragon Ball Z action figures and Flying Colors products in 2003 and World Wrestling Entertainment action figures and Flying Colors products in 2002. From time to time, we may increase our advertising efforts, if we deem it appropriate for particular products.

     Acquisition Shut-down and Recall Costs. Acquisition shut-down costs in 2002 relate to shut-down costs, including lease termination, fixed asset abandonment and other costs, of certain operations of Toymax and Kidz Biz. There were no such costs in 2003. Operations impacted by these shut-downs were sales, design, distribution, and administration. The integrations of Toymax and Kidz Biz were completed in 2002. In 2003, we accrued a net amount of $2.0 million for the recall of one of our products, compared to having accrued $1.5 million in 2002 for the recall of the same product.

     The remaining component of the acquisition shut-down and recall costs is as follows:

	Accrued Balance			Accrued Balance
	December 31, 2002	Accrual	Actual	September 30, 2003

Lease abandonment costs	$2,309,800	$—	$(1,748,217)	$561,583
Recall costs	—	2,000,000	(458,626)	1,541,374

Total	$2,309,800	$2,000,000	$(2,206,843)	$2,102,957

     Profit from Joint Venture. Profit from joint venture decreased by $1.3 million in 2003 due to lower unit sales of both new titles at normal and lower price points and existing titles, whereas in 2002 the joint venture released two new titles with higher unit sales at a higher price point.

     Interest, Net. Interest income increased due to higher average cash balances during 2003 than in 2002, but was offset by accrued interest expense of $1.4 million related to the convertible notes issued in June 2003.

     Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 2002 and 2003, at effective tax rates of 27.0% in 2002 and 24.0% in 2003, benefiting from a flat 16.5% and 17.0%. Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong for 2002 and 2003, respectively. As of September 30, 2003, we had deferred tax assets of approximately $4.4 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In making this determination, management believes it considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

SEASONALITY AND BACKLOG

     The retail toy industry is inherently seasonal. Generally, in the past, our sales have been highest during the third and fourth quarters, and collections for those sales have been highest during the succeeding fourth and first fiscal quarters. Sales of writing instrument products are likewise seasonal with sales highest during the second and third quarters, as are our Go Fly a Kite, Funnoodle and Storm outdoor products, which are largely sold in the first and second quarters. Our working capital needs have been highest during the third and fourth quarters.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2003, we had working capital of $229.6 million, as compared to $129.2 million as of December 31, 2002. This increase was primarily attributable to the receipt of the net proceeds from the sale of convertible notes payable, our operating results and the receipt of the preferred return from the joint venture with THQ, though offset in part by disbursements related to the repurchase of our common shares.

     Operating activities provided net cash of $15.6 million in 2003, as compared to $59.2 million in 2002, which included $37.1 million provided from the sale of marketable securities. In 2003, net cash was provided primarily by net income and a non-cash charge consisting of depreciation and amortization, as well as an increase in the cash received from the preferred return from THQ joint venture and increases in accounts payable and accrued expenses and income taxes payable, which were offset in part by increases in accounts receivable, inventory and prepaid expenses and other current operating assets. In 2002, net cash was provided primarily by net income and non-cash charges, such as depreciation and amortization, earned compensation from stock option grants, loss on disposal of property and equipment, forgiveness of an officer note receivable and minority interest, as well as decreases in the preferred return from THQ joint venture, prepaid expenses and other current operating assets, the sale of marketable securities and increases in accounts payable and accrued expenses, income taxes payable, which were offset by an increase in accounts receivable and inventory and a decrease in deferred income taxes. As of September 30, 2003, we had cash and cash equivalents of $132.8 million.

     Our investing activities used net cash of $42.1 million in 2003, as compared to $46.1 million in 2002, consisting primarily of the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products, cash paid in excess of the fair value of the net assets acquired for P&M, and the purchase of marketable securities, partially offset by the repayment of notes receivable from officers. In 2002, our investing activities consisted primarily of cash paid for net assets acquired in the Toymax acquisition, the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products and the purchase of marketable securities. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties ranging from 1% to 18% payable on net sales of such products. As of September 30, 2003, these agreements required future aggregate minimum guarantees of $22.6 million, exclusive of $3.1 million in advances already paid.

     Our financing activities provided net cash of $90.9 million in 2003, consisting primarily of net proceeds from the sale of convertible notes and proceeds from the exercise of stock options and warrants, partially offset by the repurchase of our common stock. In 2002, financing activities provided net cash of $62.6 million, consisting of net proceeds from the sale of our common stock and the exercise of stock options and warrants, partially offset by the repayment of long term debt.

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

      In February 2003, our Board of Directors approved a buyback of up to $20 million of our common stock. As of September 30, 2003, we repurchased and retired 412,000 shares of our common stock for a total of approximately $4.2 million.

     On May 31, 2003, we purchased the product lines, related assets and assumed certain liabilities from P&M Products Inc. (“P&M”). The total purchase price of approximately $21.3 million consisted of cash paid in the amount of $20.7 million and liabilities of $0.6 million and resulted in goodwill of $14.9 million. Results of operations have included P&M from the date of acquisition.

     Pursuant to the terms of a Purchase Agreement, dated June 9, 2003, we sold an aggregate of $98 million of 4.625% Convertible Senior Notes due June 15, 2023 and received net proceeds from the issuance of these convertible notes payable approximately $94.4 million. The holders of the notes may convert the notes into shares of our common stock at any time at an initial conversion price of $20.00 per share, subject to certain circumstances described in the notes. This is equivalent to a conversion rate of 50.0 shares per $1,000 principal amount of notes. We will pay cash interest on the notes at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year, commencing on December 15, 2003. After June 15, 2010, we will not pay cash interest on the notes. At maturity, on June 15, 2023, we will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance. The “accreted principal amount” of a note will be equal to the principal amount of the note at issuance plus accretion, beginning June 15, 2010, on the principal amount at issuance so that the yield to maturity of the note will remain at 4.625% per year (equal to the cash interest prior to June 15, 2010), calculated on a semi-annual bond equivalent basis using a 360-day year comprised of twelve 30-day months. The notes will mature on June 15, 2023.

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

     In October 2001, we and all of our subsidiaries jointly and severally secured a syndicated line of credit totaling $50.0 million with a consortium of banks led by Bank of America, N.A. (“Line of Credit”). On June 3, 2003, we and the banks amended the loan agreements governing the Line of Credit (the “Loan Agreements”), pursuant to which amendment (i) the banks suspended certain of our covenants under the Loan Agreements, including those that prohibited us from consummating the Convertible Senior Notes offering (see Note 5) without the banks’ consent, and (ii) the banks’ obligations to extend credit under the Line of Credit were simultaneously suspended. The amendment contemplates that we and the banks will attempt to negotiate revised terms for the Line of Credit, to be reflected in a further amendment to the Loan Agreements, while waiving the requirement for obtaining consent for this offering. Neither we nor the banks, however, have any obligation to enter into such further amendment to the Loan Agreements. The amendment did not otherwise effect our right under the Loan Agreements to voluntarily reduce or terminate the Line of Credit. There have never been any outstanding borrowings under the Line of Credit since its inception.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of September 30, 2003, we have not used derivative instruments or engaged in hedging activities to minimize our market risk.

INTEREST RATE RISK

     As of September 30, 2003, we did not have any outstanding balances on our Line of Credit. On June 9, 2003, we issued convertible notes payable of $98,000,000 with a fixed interest rate of 4.625% per annum. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

FOREIGN CURRENCY RISK

     We have wholly-owned subsidiaries in Hong Kong and in the United Kingdom. Sales by these operations made on a FOB China or Hong Kong basis are denominated in U.S. dollars. However, purchases of inventory and Hong Kong operating expenses are typically denominated in Hong Kong dollars and domestic sales and operating expenses made in the United Kingdom are typically denominated in British Pounds, thereby creating exposure to changes in exchange rates. Changes in the British Pound or Hong Kong dollar/U.S. dollar exchange rates may positively or negatively affect our gross margins, operating income and retained earnings. The British Pound gave rise to the other comprehensive loss in the balance sheet. The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to US$1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. We do not believe that near-term changes in these exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Hong Kong dollar or British Pound.

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

PART II. OTHER INFORMATION

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     We mailed a Proxy Statement on or about July 30, 2003 to our stockholders of record as of July 8, 2003 in connection with our 2003 Annual Meeting of Stockholders, which was held on September 3, 2003 at the Sherwood Country Club, 320 West Stafford Road, Thousand Oaks, California, 91361. At the Meeting, the stockholders voted on two matters, both of which were approved.

     The first matter was the election of the members of the Board of Directors. The six directors elected and the tabulation of the votes (both in person and by proxy) were as follows:

Nominees for Directors	For	Against	Withheld

Jack Friedman	13,177,246	-0-	6,966,745
Stephen Berman	13,177,547	-0-	6,966,444
David Blatte	18,061,570	-0-	2,082,421
Robert Glick	17,587,021	-0-	2,556,970
Michael Miller	17,587,175	-0-	2,556,816
Murray L. Skala	13,557,059	-0-	6,586,932

     There were no broker held non-voted shares represented at the Meeting with respect to this matter.

     The second matter upon which the shareholders voted was the proposal to ratify the appointment by the Board of Directors of PKF, Certified Public Accountants, A Professional Corporation, as independent certified public accountants for the Company for 2003. The tabulation of the votes (both in person and by proxy) was as follows:

For	Against	Abstentions

19,771,012	350,286	22,693

     There were no broker held non-voted shares represented at the Meeting with respect to this matter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

NUMBER	DESCRIPTION

3.1.1	Restated Certificate of Incorporation of the Company(1)

3.1.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company(2)

3.2.1	By-Laws of the Company(1)

3.2.2	Amendment to By-Laws of the Company(3)
4.1	Indenture, dated as of June 9, 2003, by and between the Registrant and Wells Fargo Bank, N.A.(4)
4.2	Form of 4.625% Convertible Senior Note(4)
4.3	Registration Rights Agreement, dated as of June 9, 2003, by and among the Registrant and Bear, Stearns & Co. Inc.(4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(5)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(5)

32.1	Section 1350 Certification of Chief Executive Officer(5)

32.2	Section 1350 Certification of Chief Financial Officer(5)

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(2)	Filed previously as exhibit 4.1.2 of the Company’s Registration Statement on Form S-3 (Reg. No. 333-74717), filed on March 9, 1999, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003, and incorporated herein by reference.

(5)	Filed herewith.

(b)    Reports on Form 8-K

     We filed a Current Report on Form 8-K on July 22, 2003 relating to the Company’s announcement of earnings for the second quarter of 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

JAKKS PACIFIC, INC.

Date: November 14, 2003	By:	/s/ Joel M. Bennett

Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

NUMBER	DESCRIPTION

3.1.1	Restated Certificate of Incorporation of the Company(1)

3.1.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company(2)

3.2.1	By-Laws of the Company(1)

3.2.2	Amendment to By-Laws of the Company(3)
4.1	Indenture, dated as of June 9, 2003, by and between the Registrant and Wells Fargo Bank, N.A.(4)
4.2	Form of 4.625% Convertible Senior Note(4)
4.3	Registration Rights Agreement, dated as of June 9, 2003, by and among the Registrant and Bear, Stearns & Co. Inc.(4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(5)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(5)

32.1	Section 1350 Certification of Chief Executive Officer(5)

32.2	Section 1350 Certification of Chief Financial Officer(5)

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(2)	Filed previously as exhibit 4.1.2 of the Company’s Registration Statement on Form S-3 (Reg. No. 333-74717), filed on March 9, 1999, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 14, 2003, and incorporated herein by reference.

(5)	Filed herewith.