Form 10-K
period 2003-12-31
JAKKS PACIFIC INC
filed 2004-03-15
CIK 1009829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

Title of Class

Common Stock, $.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

      Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒          No ☐

      The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on March 12, 2004) is $371,658,360.

      The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock) is 25,313,312 (as of March 12, 2004).

Documents Incorporated by Reference

None.

JAKKS PACIFIC, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year ended December 31, 2003

Items in Form 10-K

		Page

PART I
Item 1.	Business	2
Item 2.	Properties	13
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	None
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	14
Item 6.	Selected Financial Data	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 8.	Consolidated Financial Statements and Supplementary Data	26
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
PART III
Item 10.	Directors and Executive Officers of the Registrant	53
Item 11.	Executive Compensation	55
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	59
Item 13.	Certain Relationships and Related Transactions	62
Item 14.	Controls and Procedures	63
Item 15.	Principal Accountant Fees and Services	63
PART IV
Item 16.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	64
Signatures		69

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

Company Overview

      We are a leading multi-line, multi-brand toy company that designs, develops, produces and markets toys and related products. We focus our business on acquiring or licensing well-recognized trademarks and brand names with long product histories (“evergreen brands”). We seek to acquire these evergreen brands because we believe they are less subject to market fads or trends. Our products are typically simpler, lower-priced, toys and accessories and include:

•	Action figures and accessories including licensed characters, principally based on World Wrestling EntertainmentTM (“WWE”) and the Dragon Ball® franchise, and toy vehicles, including Road Champs® die-cast collectibles and Remco® toy vehicles and role-play toys and accessories;

•	Craft, activity and stationery products, including Flying Colors Toys® activity sets, compounds, playsets and lunch boxes, and Colorworkshop® craft products such as the Blopen® and Pentech® writing instruments, stationery and activity products;

•	Child Guidance® infant and pre-school electronic toys, toy foam puzzle mats and blocks, activity sets, outdoor products, plush toys and slumber bags;

•	Seasonal toys and leisure products, including kites, Funnoodle® pool toys, and StormTM water guns;

•	Toy candy through our creation of Tongue TapeTM;

•	Electronics products, including plug and play TV Games and Laser ChallengeTM;

•	Junior sports, including Disney products, GaksplatTM and StormTM; and

•	Fashion and mini dolls and related accessories, including Disney Princesses sold in The Disney Store chain.

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

      In addition to developing our proprietary brands and marks, we license brands such as WWETM, Nickelodeon®, Rugrats®, Dora the Explorer®, Blue’s Clues®, SpongeBob SquarePants®, Mickey Mouse, Winnie the Pooh, Kim Possible, Finding Nemo, Hello Kitty® and NASCAR®. Licensing enables us to use these high-profile marks at a lower cost than we would incur if we purchased these marks or developed comparable marks on our own. By licensing marks, we have access to a far greater range of marks than would be available for purchase. We also license technology produced by unaffiliated inventors and product developers to improve the design and functionality of our products.

      We have capitalized on our relationship with the WWE by obtaining an exclusive worldwide license for our joint venture with THQ Inc. (“THQ”), which develops, produces, manufactures and markets video games based on WWE characters and themes. Since the joint venture’s first title release in 1999, it has released 19 new titles. We have received $41.6 million as our share of the joint venture’s profit through December 31, 2003.

      Through the Toymax International, Inc. (“Toymax”) acquisition, we added toy brand names such as Laser Challenge and Creepy Crawlers® to our brand portfolio. In addition, pool-related products branded under the name Funnoodle and kites branded under the name Go Fly a Kite® further diversified our portfolio with products popular in the spring and summer seasons.

      Through the assets acquired from Trendmasters®, Inc. (“Trendmasters”) acquisition, we added the The Storm brand of water guns, gliders and junior sports toys, seasonal products for Halloween, Christmas and Easter, and vehicles, action figures, dolls and playsets under multiple brands.

      In May 2003, we acquired from P&M Products USA, Inc. and an affiliated United Kingdom company, P&M Products Limited, (collectively “P&M”) the Blopen, BlitzerTM, Vivid Velvet® and SmArty Paints® line of products.

      Most of our current products are relatively simple and inexpensive toys. In 2003, approximately 70% of our revenue came from products priced at ten dollars or less at retail. We believe that these products have enduring appeal and are less subject to general economic conditions, toy product fads and trends, and changes in retail distribution channels. As of December 31, 2003, we had over 3,800 products in approximately 19 product categories. In addition, the simplicity of these products enables us to choose among a wider range of manufacturers and affords us greater flexibility in product design, pricing and marketing. Our product development process typically takes from three to nine months from concept to production and shipment to our customers. We believe that many licensors and retailers recognize and reward our ability to bring product to market faster and more efficiently than many of our competitors.

      We sell our products through our in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, toy specialty stores and wholesalers. The Road Champs, Flying Colors and Pentech products also are sold to smaller hobby shops, specialty retailers and corporate accounts, among others. Our five largest customers are Target, Kmart, Toys ‘R’ Us, Wal-Mart, and Kay Bee Toys, which collectively accounted for approximately 57.7% of our net sales in 2003. We have over 7,000 other customers, none of which accounted for more than 2.0% of our net sales in 2003.

Our Growth Strategy

      The execution of our growth strategy has resulted in increased revenues and earnings. In 2003, we generated net sales and EBITDA of $315.8 million and $35.0 million, respectively. Key elements of our growth strategy include:

      • Expand Core Products. We manage our existing and new brands through strong product development initiatives, including introducing new products, modifying existing products and extending existing product lines. Our product designers strive to develop new products or product lines to offer added technological, aesthetic and functional improvements to our product lines. In 2001, we expanded the use of real-scan technology in our action toys, and in 2002 we incorporated articulated joints and a flexible rubberized coating to enhance the life-like and feel of these action toys. These innovations produce higher quality and better likenesses of the representative characters.

      • Enter New Product Categories. We will continue to use our extensive experience in the toy and other industries to evaluate products and licenses in new product categories and to develop additional product lines. We have entered the toy candy category through our internal creation of Tongue Tape, commenced marketing of licensed classic video games for simple plug-in use with television sets and expanded into slumber bags through the licensing of this category from our current licensors, such as Nickelodeon.

      • Pursue Strategic Acquisitions. We intend to supplement our internal growth rate with selected strategic acquisitions. Since our inception in 1995, we have successfully completed and integrated eleven acquisitions of companies and trademarks. These include our acquisitions of Justin Products, Road Champs, Remco, Child Guidance, Berk, Flying Colors Toys, Pentech, Kidz Biz, Toymax® and Trendmasters®. Most recently, in May 2003, we acquired ColorWorkshop and Blopens, among others, from P&M which we plan on incorporating into our Flying Colors and Pentech lines. We will continue focusing our acquisition strategy on businesses or brands that have compatible product lines and offer valuable trademarks or brands. In December 2002, we signed a three-year master toy license for DragonBall®, DragonBall Z® and DragonBall GT®. We will develop, manufacture and distribute action figures and action figure accessories based on these top rated animated series.

      • Acquire Additional Character and Product Licenses. We have acquired the rights to use many familiar corporate, trade and brand names and logos from third parties that we use with our primary trademarks and brands. Currently, we have license agreements with the WWE, Nickelodeon, Disney, and Warner Bros.®, as well as with the licensors of the many popular licensed children’s characters previously mentioned, among others. We intend to continue to pursue new licenses from these entertainment and media companies and other licensors. We also intend to continue to purchase additional inventions and product concepts through our existing network of product developers.

      • Expand International Sales. We believe that foreign markets, especially Europe, Australia, Canada, Latin America and Asia, offer us significant growth opportunities. In 2003, our sales generated outside the United States were approximately $44.7 million, or 14.2% of total net sales. We intend to continue to expand our international sales by capitalizing on our experience and our relationships with foreign distributors and retailers. Our recent expansion efforts included entering into a distribution agreement with Funtastic Ltd., an Australia based toy distributor. In addition, in December 2001, we acquired Kidz Biz for its distribution channels in the United Kingdom and surrounding territories. We expect both initiatives to continue to contribute to our international growth in 2004.

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

Products

      We focus our business on acquiring or licensing well-recognized trademarks or brand names, and we seek to acquire evergreen brands which are less subject to market fads or trends. Some of our license agreements for products and concepts call for royalties ranging from 1% to 18% of net sales, and some may require minimum guarantees and advances. Our principal products include:

Action Figures and Accessories

      We have an extensive toy license with the WWE pursuant to which we have the exclusive worldwide right, until December 31, 2009, to develop and market a full line of toy products based on the popular WWE professional wrestlers. These wrestlers perform throughout the year at live events that attract large crowds, many of which are broadcast on free and cable television, including pay-per-view specials. We launched this product line in 1996 with various series of 6 inch articulated action figures that have movable body parts and feature real-life action sounds from our patented bone-crunching mechanism that allows the figures’ “bones” to crack when they are bent. We continually expand and enhance this product line by using technology in the development and in the products themselves. The 6 inch figures currently make up a substantial portion of our overall WWE line, which has since grown to include many other new products including playsets using interactive technology. Our strategy has been to release new figures and accessories frequently to keep the line fresh and to retain the interest of the consumers.

      In December 2002, we signed a three-year master toy license for Dragon Ball, Dragon Ball Z and Dragon Ball GT. In 2003, we began to develop, manufacture and distribute action figures and action figure accessories based on these top-rated animated series.

Flying Colors/ Pentech Activity Sets, Compounds, Playsets, Writing Instruments and Lunch Boxes

      Through our acquisition of Flying Colors Toys we entered into the toy activity category with compounds and plastic molded activity cases containing a broad range of activities, such as make and paint your own characters, jewelry making, art studios, posters, puzzles and other projects. The activity cases, with molded and painted likenesses of popular characters, such as Nickelodeon’s Blue’s Clues and SpongeBob SquarePants, and Hello Kitty, have immediate visual appeal. Using a related production technology, our lunch boxes complement this line with similarly-styled molded and painted likenesses featuring these and other popular characters. Our product lines also include stationery, back-to-school pens, pencils, markers, notebooks and P&M craft products such as Blopens® and ColorWorkshop. In 2002, we entered the toy candy category and introduced our Tongue Tape products in six flavors in a plastic container and have added a necklace to carry a Tongue Tape dispenser, as well as various licenses including Hello Kitty and NASCAR.

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

Electronics Products

      Through our acquisition of Toymax we entered into the electronic products category with our plug and play TV Games and Laser Challenge product line. Our Laser Challenge product line includes laser games and NRG paintballTM. Our current TV Games include licenses from Activision, Atari, Namco and Nickelodeon, and feature such games as Centipede® and Pac-Man®.

      In 2004, we expect to release at least eight new TV Games including Ms. Pac-Man®, Spider-Man®, Disney and several licensed and non-licensed preschool titles.

Seasonal Products

      Through our acquisitions of Toymax and Trendmasters we have entered into a wide range of seasonal toys and leisure products. Our Go Fly A Kite product line includes youth and adult kites and a wide array of decorative flags, windstocks, and windwheels. Our Funnoodle pool toys include the basic funnoodle, pool floats and a variety of other pool toys. Our Storm product line includes water guns, gliders and sport balls. In addition, we added a holiday product line for Easter, Halloween and Christmas.

Junior Sports Products

      Our junior sports products include Disney licensed products, Gaksplat and Storm. Our Disney sports include such activities as basketball, bowling and golf. Our Gaksplat and Storm junior sports include a variety of mini sport balls and activity products.

Wheels Division Products

•	Road Champs die-cast collectible and toy vehicles

      The Road Champs product line consists of highly detailed, die-cast replicas of new and classic cars, trucks, motorcycles, emergency vehicles and service vehicles, primarily in  1/43 scale (including police cars, fire trucks and ambulances), buses and aircraft (including propeller planes, jets and helicopters). Through licenses, we produce replicas of well-known vehicles including those from Ford®, Chevrolet® and Porsche®. Additionally, through our NASCAR license, we produce radio-controlled vehicles in a variety of scales. We believe that these licenses, increase the perceived value of the products and enhance their marketability.

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

      Our Remco toy line includes toy and activity vehicles and other toys. In 2002, we also added infrared radio controlled vehicles and Mighty Mo’s® toy vehicles. Our toy vehicle line is comprised of a large assortment of rugged die-cast and plastic vehicles that range in size from four and three-

quarter inch to big-wheeled seventeen inch vehicles. The breadth of the line is extensive, with themes ranging from emergency, fire, farm and construction, to racing and jungle adventure.

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

      The foam toy products include puzzle mats featuring licensed characters, such as Winnie the Pooh and Blue’s Clues, among others, as well as letters of the alphabet and numbers. The inter-locking puzzle pieces can also be used to build houses and other play areas. Other products include foam puzzles of the United States, foam vehicles and outdoor foam products.

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

World Wrestling Entertainment Video Games

      In June 1998, we formed a joint venture with THQ®, a developer, publisher and distributor of interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture entered into a license agreement with the WWE under which it acquired the exclusive worldwide right to publish WWE video games on all hardware platforms. The term of the license agreement expires on December 31, 2009, and the joint venture has a right to renew the license for an additional five years under various conditions.

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

      The joint venture currently publishes titles for the Sony PlayStation® and PlayStation 2®, Nintendo 64® and GameCube® and Microsoft Xbox® consoles, Nintendo Game Boy Color® and Game Boy Advance® hand-held platforms and personal computers. The joint venture launched its first products in November 1999. It will also publish titles for new hardware platforms when, and as they are introduced to the market and have established a sufficient installed base to support new software. These titles are marketed to our existing customers as well as to game, electronics and other specialty stores, such as Electronics Boutique and Best Buy.

      The following table presents our past results with the joint venture:

	New Game Titles
			Profit from Joint
	Console Platforms	Hand-held Platforms	Venture(1)

			(In millions)
1999	1	1	$3.6
2000	4	1	15.9
2001	1	2	6.7
2002	3	1	8.0
2003	5	—	7.4

(1)	Profit from the joint venture reflects our preferred return on joint venture revenue less certain costs incurred directly by us.

      Wrestling video games have demonstrated consistent popularity, with five of our wrestling-themed video games each having sold in excess of 1 million units in 1999, 2000, 2001, 2002 and 2003, at retail prices ranging from approximately $42 to $60 per game. We believe that the success of WWE titles is dependent on the graphic look and feel of the software, the depth and variation of game play and the popularity of WWE. We believe that as a franchise property, WWE titles have brand recognition and sustainable consumer appeal, which may allow the joint venture to use titles over an extended period of time through the release of sequels and extensions and to re-release such products at different price points in the future. In 2001, our PlayStation title SmackDownTM was re-released as a “greatest hit.”

Sales, Marketing and Distribution

      We sell all of our products through our own in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, toy specialty stores and wholesalers. Our five largest customers are Target, Kmart, Toys ‘R’ Us, Wal-Mart, and Kay Bee Toys, which accounted for approximately 55.7% of our net sales in 2002 and 57.7% of our net sales in 2003. Kay Bee Toys filed for bankruptcy protection under Chapter 11 in January 2004. Except for purchase orders relating to products on order, we do not have written agreements with our customers. Instead, we generally sell products to our customers pursuant to letters of credit or, in some cases, on open account with payment terms typically varying from 30 to 90 days. From time to time, we allow our customers credits against future purchases from us in order to facilitate their retail markdown and sales of slow-moving inventory. We also sell our products through e-commerce sites, including Toysrus.com.

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

      Outside of the United States, we currently sell our products primarily in Europe, Australia, Canada, Latin America and Asia. Sales of our products abroad accounted for approximately $53.2 million, or 17.2% of our net sales, in 2002 and approximately $44.7 million, or 14.2% of our net sales, in 2003. We believe that foreign markets present an attractive opportunity, and we plan to intensify our marketing efforts and further expand our distribution channels abroad.

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

      We advertise our products in trade and consumer magazines and other publications, market our products at international, national and regional toy, stationery and other specialty trade shows, conventions and exhibitions and carry on cooperative advertising programs with toy and mass retailers and other customers which include the use of in-store displays. We also produce and broadcast television commercials for our WWE action figure line, as well as for some of our Flying Colors and Electronics products. We may also advertise some of our other products on television, if we expect that the resulting increase in our net sales will justify the relatively high cost of television advertising.

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

      The principal raw materials used in the production and sale of our toy products are plastics, zinc alloy, plush, printed fabrics, paper products and electronic components, all of which are currently available at reasonable prices from a variety of sources. Although we do not manufacture our products, we own the tools, dies and molds used in the manufacturing process, and these are transferable among manufacturers if we choose to employ alternative manufacturers. Tools, dies and molds represent substantially all of our property and equipment and amounted to $9.6 million in 2002 and $7.1 million in 2003. Substantially all of these assets are located in China.

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

Seasonality and Backlog

      In 2003, approximately 55.3% of our net sales were made in the third and fourth quarters. Generally, the first quarter is the period of lowest shipments and sales in our business and the toy industry generally and therefore the least profitable due to various fixed costs. Seasonality factors may cause our operating results to fluctuate significantly from quarter to quarter. However, our writing instrument and activity products generally are counter-seasonal to the traditional toy industry seasonality due to the higher volume generally shipped for back-to-school beginning in the second quarter. In addition, our seasonal products are primarily sold in the spring and summer seasons. Our results of operations may also fluctuate as a result of factors such as the timing of new products (and related expenses) introduced by us or our competitors, the advertising activities of our competitors, delivery schedules set by our customers and the emergence of new market entrants. We believe, however, that the low retail price of most of our products may be less subject to seasonal fluctuations than higher priced toy products.

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

Employees

      As of March 12, 2004, we employed 316 persons, all of whom are full-time employees, including four executive officers. We employed 208 in the United States, 25 in the United Kingdom, 58 in Hong Kong and 25 in China. We believe that we have good relationships with our employees. None of our employees is represented by a union.

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

Our Corporate Information

      We were formed as a Delaware corporation in 1995. Our principal executive offices are located at 22619 Pacific Coast Highway, Malibu, California 90265. Our telephone number is (310) 456-7799 and our Internet Website address is www.jakkspacific.com.

Item 2. Properties

      Our principal executive offices occupy approximately 17,000 square feet of space in Malibu, California under a lease expiring on February 28, 2008. We have a lease, expiring August 31, 2007, for approximately 11,000 square feet of additional office space in Malibu, California, which contains our design offices. We have a lease for showroom and office space of approximately 14,500 square feet at the International Toy Center in New York City which expires April 30, 2010. We also have leased office and showroom space of approximately 10,000 square feet in Hong Kong from which we oversee our China-based third-party manufacturing operations, 318,000 square feet of warehouse space in City of Industry, California, and 10,000 square feet of office space in Surrey, England. We also occupy approximately 25,000 square feet of office and warehouse space in Clinton, Connecticut under a lease expiring September 30, 2007 from which the operations of our Go Fly a Kite and Funnoodle divisions are carried out. We believe that our facilities in the United States, Hong Kong and England are adequate for our reasonably foreseeable future needs.

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

	Price Range of
	Common Stock

	High	Low

2002:
First quarter	$23.70	$15.85
Second quarter	23.49	15.91
Third quarter	17.76	9.57
Fourth quarter	16.63	9.30

2003:
First quarter	14.49	9.50
Second quarter	14.49	10.22
Third quarter	14.04	10.05
Fourth quarter	13.77	11.74

Security Holders

      As of March 12, 2004, there were 161 holders of record of our common stock.

Dividends

      We have never paid any cash dividends on any of our common stock. The agreements applicable to our Line of Credit (see the discussion in Item 7 below) prohibit the payment of dividends on our common stock (except for dividends payable in shares of our common stock or other equity security). In any event, we currently intend to retain our future earnings, if any, to finance the growth and development of our business, but may consider implementing a plan to pay cash dividends on our common stock in the future.

Item 6. Selected Financial Data

      You should read the financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes (included in Item 8).

	Year Ended December 31,

	1999		2000		2001		2002		2003

	(In thousands, except per share data and ratios)
Consolidated Statement of Operations Data:
Net sales	$183,685		$252,288		$284,309		$310,016		$315,776
Cost of sales	107,602		149,881		164,222		179,465		189,142

Gross profit	76,083		102,407		120,087		130,551		126,634
Selling, general and administrative expenses	51,154		80,435		89,575		91,849		105,771
Acquisition shut-down and product recall costs	—		1,469		1,214		6,718		2,000

Income from operations	24,929		20,503		29,298		31,984		18,863
Profit from Joint Venture	(3,605)		(15,906)		(6,675)		(8,004)		(7,351)
Interest, net	(1,588)		(3,833)		(2,057)		(1,141)		1,405
Other (income) expense, net	(182)		(92)		—		—		—

Income before provision for income taxes and minority interest	30,304		40,334		38,030		41,129		24,809
Provision for income taxes	8,334		11,697		9,797		9,048		4,205

Income before minority interest	21,970		28,637		28,233		32,081		20,604
Minority interest	—		—		—		810		—

Net income	$21,970		$28,637		$28,233		$31,271		$20,604

Basic earnings per share	$1.58		$1.50		$1.55		$1.42		$0.85

Weighted average shares outstanding	13,879		19,060		18,199		21,963		24,262

Diluted earnings per share	$1.39		$1.41		$1.45		$1.37		$0.83

Weighted average shares and equivalents outstanding	15,840		20,281		19,410		22,747		24,677

Ratio of earnings to fixed charges(1)	72.64	x	89.84	x	38.80	x	25.42	x	6.39	x

	At December 31,

	1999	2000	2001	2002	2003

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$57,546	$29,275	$25,036	$68,413	$118,182
Working capital	113,170	86,897	116,492	129,182	232,600
Total assets	232,878	248,722	284,041	408,810	537,364
Long-term debt, net of current portion	9	1,000	77	60	98,042
Total stockholders’ equity	187,501	204,530	244,404	360,577	385,950

(1)	For the purpose of computing the ratio of fixed charges, earnings consist of income before provision for income taxes plus fixed charges. Fixed charges consist of interest charges, amortization of debt expenses and that portion of rental expense we believe to be representative of interest.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      When we determine that the carrying value of long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net long-lived assets, including goodwill, amounted to $241.5 million as of December 31, 2003.

Recent Developments

      On May 31, 2003, we purchased certain product lines, including ColorWorkshop and Blopens, assets and assumed certain liabilities of P&M Products USA, Inc. and an affiliated United Kingdom company, P&M Products Limited (collectively “P&M”). The total purchase price of approximately $22.0 million consisted of all cash and the assumption of certain liabilities and resulted in goodwill of $16.8 million. Our results of operations have included P&M from the date of acquisition.

Results of Operation

      The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	Years Ended December 31,

	1999	2000	2001	2002	2003
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.6	59.4	57.8	57.9	59.9

Gross profit	41.4	40.6	42.2	42.1	40.1
Selling, general and administrative expenses	27.8	31.9	31.5	29.6	33.5
Acquisition shut-down and product recall costs	—	0.5	0.4	2.2	0.6

Income from operations	13.6	8.2	10.3	10.3	6.0
Profit from Joint Venture	(2.0)	(6.3)	(2.3)	(2.6)	(2.3)
Interest, net	(0.9)	(1.5)	(0.7)	(0.4)	0.4

Income before income taxes and minority interest	16.5	16.0	13.3	13.3	7.9
Provision for income taxes	4.5	4.6	3.4	2.9	1.3

Income before minority interest	12.0	11.4	9.9	10.4	6.6
Minority interest	—	—	—	0.3	—

Net income	12.0%	11.4%	9.9%	10.1%	6.6%

Years Ended December 31, 2003 and 2002

      Net Sales. Net sales were $315.8 million in 2003 compared to $310.0 million in 2002, representing an increase of 1.9%. The contribution to net sales by our seasonal products, including Trendmasters, Go Fly a Kite, Funnoodle and sports toys, and new product introductions, including Dragon Ball and NASCAR action toys, TV games and ColorWorkshop craft products, were offset by a decrease in sales in our traditional products, and international sales, which included a reduction in sales of our karaoke machines and Equalizer radio control vehicle in 2003, both higher priced items.

      Gross Profit. Gross profit decreased $3.9 million, or 3.0%, to $126.6 million, or 40.1% of net sales, in 2003 from $130.6 million, or 42.1% of net sales, in 2002. The overall decrease in gross profit was attributable to a decrease in gross profit margin. The decrease in gross profit margin of 2.0% of net sales was due to higher sales of seasonal products with lower margins and an increase in royalty expense as a percentage of net sales due to changes in the product mix resulting from the sale of more products with higher royalty rates, though offset in part by a decrease in amortization expense of molds and tools used in the manufacture of our products.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $105.8 million in 2003 and $91.8 million in 2002, constituting 33.5% and 29.6% of net sales, respectively. The overall increase of $14.0 million in such costs was primarily due to a charge for the grant of restricted stock of $8.4 million, a charge of $2.1 million to bad debt relating to the bankruptcy of several of our customers, including Kay Bee Toys, and an increase in direct selling expenses, product development costs, option compensation expense resulting from the price reset of options in 2000 and operating expenses incurred in connection with the P&M asset acquisition. We produced and aired television commercials in support of several of our products, including WWE and Dragon Ball Z action figures and Flying Colors products in 2003 and WWE action figures and Flying Colors products in 2002. From time to time, we may increase our advertising efforts, if we deem it appropriate for particular products.

      Acquisition Shut-down and Recall Costs. Acquisition shut-down costs in 2002 relate to shut-down costs, including lease termination, fixed asset abandonment and other costs, of certain operations of Toymax and Kidz Biz. There were no such costs in 2003. Operations impacted by these shut-downs were sales, design, distribution, and administration. The integrations of Toymax and Kidz Biz were completed in 2002. In 2003, we accrued a net amount of $2.0 million for the recall of one of our products, compared to having accrued $2.2 million in 2002 for the recall of the same product.

      The remaining component of the acquisition shut-down and recall costs is as follows (in thousands):

	Accrued Balance			Accrued Balance
	December 31, 2002	Accrual	Actual	December 31, 2003
Lease abandonment costs	$2,310	$—	$(2,310)	$—
Recall costs	—	2,000	(1,510)	490

Total	$2,310	$2,000	$(3,820)	$490

      Profit from Joint Venture. Profit from joint venture decreased by $0.7 million in 2003 due to the joint venture having lower unit sales at lower wholesale prices of its two vehicle combat games of the five games released in 2003 compared to releasing all new titles with higher unit sales at higher wholesale prices in addition to having higher sales of carryover titles in 2002. New releases typically generate higher unit sales resulting in higher overall sales as compared to carryover titles. Profit from the joint venture contributed significantly to our pre-tax profit, representing 19.5% of pre-tax income in 2002 and 22.2% in 2003. We expect to continue to receive a preferred return over the remaining term of the license agreement ending December 31, 2009, although we cannot predict with certainty what levels of return will be achieved and, in any case, we anticipate substantial fluctuations in the amount of the preferred return distributed to us from year to year.

      Interest Net. Interest income increased due to higher average cash balances during 2003 than in 2002, but was offset by interest expense of $2.5 million related to the convertible notes issued in June 2003.

      Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 2002 and 2003, at an effective tax rate of 22.0% and 17% in 2002 and 2003, respectively, benefiting from a flat 16.5% and 17.0%, Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong for 2002 and 2003, respectively. For 2003, the effective rate decreased as a result of a higher proportionate share of income arising in Hong Kong as opposed to income arising in the higher statutory jurisdictions. As of December 31, 2003, we had deferred tax assets of approximately $4.0 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In making this determination, management believes it considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

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

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $91.8 million in 2002 and $89.6 million in 2001, constituting 29.6% and 31.5% of net sales, respectively. The overall increase of $2.2 million in such costs was due to costs incurred in support of our Kidz Biz and Toymax acquisitions and increased media buys, offset in part by a decrease in Goodwill amortization expense based on the implementation of SFAS 142. The decrease as a percentage of net sales is primarily attributable to the relative fixed nature of certain expenses with a concurrent increase in net sales. We produced and aired television commercials in support of several of our products, including WWE action figures and Flying Colors products, in 2001 and 2002. From time to time, we may increase our advertising efforts, if we deem it appropriate for particular products.

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

      The components of the acquisition shut-down and recall costs are as follows (in thousands):

	Accrued Balance			Accrued Balance
	December 31, 2001	Accrual	Actual	December 31, 2002

Lease abandonment costs	$—	$3,724	$(1,414)	$2,310
Fixed asset write-off	—	260	(260)	—
Other	—	559	(559)	—
Recall	—	2,175	(2,175)	—

Total acquisition shut-down and recall costs	$—	$6,718	$(4,408)	$2,310

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

      Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 2001 and 2002, at effective tax rates of 26% in 2001 and 22% in 2002, benefiting from a flat 16.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong. The decrease in the current year effective rate net results primarily from certain permanently non-taxable items in addition to a continued shift in profits to more favorable tax jurisdictions.

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

	2001				2002				2003

	First	Second	Third	Fourth	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Net sales	$59,962	$70,141	$92,768	$61,438	$59,895	$78,992	$102,640	$68,489	$67,759	$73,290	$90,308	$84,419
As a % of full year	21.1%	24.7%	32.6%	21.6%	19.3%	25.5%	33.1%	22.1%	21.5%	23.2%	28.6%	26.7%
Gross profit	$24,468	$32,609	$39,056	$23,954	$26,470	$35,192	$41,812	$27,077	$27,442	$27,906	$36,226	$35,060
As a % of full year	20.4%	27.2%	32.5%	19.9%	20.3%	27.0%	32.0%	20.7%	21.7%	22.0%	28.6%	27.7%
As a % of net sales	40.8%	46.5%	42.1%	39.0%	44.2%	44.6%	40.7%	39.5%	40.5%	38.1%	40.1%	41.5%
Income (loss) from operations	$7,267	$8,879	$14,562	$(1,410)	$1,420	$9,912	$18,895	$1,757	$7,504	$4,065	$12,578	$(5,284)
As a % of full year	24.8%	30.3%	49.7%	(4.8)%	4.4%	31.0%	59.1%	5.5%	39.8%	21.6%	66.7%	(28.0)%
As a % of net sales	12.7%	12.1%	15.7%	(2.3)%	2.4%	12.5%	18.4%	2.6%	11.1%	5.5%	13.9%	(6.3)%
Income before income taxes and minority interest	$8,480	$9,478	$15,250	$4,822	$2,985	$10,849	$19,944	$7,351	$7,842	$4,222	$12,593	$152
As a % of net sales	14.1%	13.5%	16.4%	7.8%	5.0%	13.7%	19.4%	10.7%	11.6%	5.8%	13.9%	0.2%
Net income	$6,021	$6,873	$10,949	$4,390	$2,156	$7,832	$13,954	$7,329	$5,960	$3,208	$9,570	$1,866
As a % of net sales	10.0%	9.8%	11.8%	7.1%	3.6%	9.9%	13.6%	10.7%	8.8%	4.4%	10.6%	2.2%
Diluted earnings per share	$0.32	$0.36	$0.56	$0.22	$0.11	$0.36	$0.58	$0.30	$0.24	$0.13	$0.39	$0.08
Weighted average shares and equivalents outstanding	18,920	19,259	19,586	19,763	20,236	21,953	24,059	24,800	24,917	24,683	24,629	24,642

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

      During the second quarter of 2003, we recorded a charge which impacted operating income by approximately $2.7 million relating to the recall of one of our products.

      During the third quarter of 2003, we recovered $0.7 million of the recall costs, recorded in the second quarter of 2003, from one of our factories.

      During the fourth quarter of 2003, we recorded a non-cash charge of $8.4 million which impacted operating income relating to the grant of restricted stock and a charge of $2.1 million to bad debt impacting operating income relating to the bankruptcy filing of several of our customers, including Kay Bee Toys.

Recent Accounting Standards

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). The objective of SFAS 143 is to establish an accounting standard for the recognition and measurement of an asset retirement obligation on certain long-lived assets. The retirement obligation must be one that results from the acquisition, construction or normal operation of a long-lived asset. SFAS 143 requires the legal obligation associated with the retirement of a tangible long-lived asset to be recognized at fair value as a liability when incurred, and the cost to be capitalized by increasing the carrying amount of the related long-lived asset. SFAS 143 was adopted effective January 1, 2003 and the adoption of this statement had no material impact on the consolidated financial statements.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction” (“SFAS 145”). SFAS 145 eliminates extraordinary accounting treatment for reporting gains or losses on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 was adopted effective January 1, 2003 and the adoption of this statement had no material impact on the consolidated financial statements.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS 146 had no material effect on the Company’s financial position or results of operations.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation 45”), which addresses the accounting for and disclosure of guarantees. Interpretation 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of Interpretation 45 issued or modified after December 31, 2002. The application of Interpretation 45 did not have a material effect on the Company’s financial position or results of operations.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 were adopted effective June 9, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s financial position or results of operations.

      In January 2003 and as revised in December 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”) and FASB Interpretation No. 46R. Interpretation 46 and 46R require companies with a variable interest in a variable interest entity to apply this guidance as of the beginning of the first reporting period after December 15, 2003. The application of the guidance could result in the consolidation of a variable interest entity. The Company anticipates that the adoption of Interpretation 46 and 46R will not have a material effect on the Company’s financial position or results of operations.

Liquidity and Capital Resources

      As of December 31, 2003, we had working capital of $232.6 million, as compared to $129.2 million as of December 31, 2002. This increase was primarily attributable to the receipt of net proceeds from the issuance of our convertible notes payable and from operating activities offset in part by disbursements relating to the acquisition of certain assets of P&M.

      Operating activities provided net cash of $7.2 million in the year ended December 31, 2003 as compared to $66.2 million, including cash provided from the sale of marketable securities of $37.1 million, in 2002. Net cash was provided primarily by net income and non-cash charges, such as the grant of restricted stock and depreciation and amortization, as well as increases in accounts payable and deferred income taxes, which were offset in part by an increase in accounts receivable, inventory, prepaid expenses and other and decreases in accrued expenses, income taxes payable, and reserve for sales returns and allowances. As of December 31, 2003, we had cash and cash equivalents of $118.2 million and marketable securities of $19.3 million.

      Our investing activities used cash of $47.5 million in the year ended December 31, 2003, as compared to $87.8 million in 2002, consisting primarily of the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products, the purchase of other assets, the goodwill acquired in the acquisition of P&M and the purchase of marketable securities, partially offset by the repayment of notes receivable from officers. In 2002, our investing activities consisted primarily of the purchase of molds and tooling used in the manufacture of our products, the goodwill acquired in the acquisitions of Toymax and Trendmasters, plus the $4.5 million in goodwill relating to the final earn-out for Flying Colors, partially offset by the repayment of notes receivable from officers. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties ranging from 1% to 18% payable on net sales of such products. As of December 31, 2003, these agreements required future aggregate minimum guarantees of $21.9 million, exclusive of $4.8 million in advances already paid.

      Our financing activities provided net cash of $90.0 million in the year ended December 31, 2003, as compared to $64.9 million in 2002. In 2003, cash was primarily provided from the sale of our convertible senior notes and from the exercise of stock options, partially offset by the repurchase of our common stock and the repayment of long-term debt. In 2002, cash was primarily provided from the sale of our common stock and from the exercise of stock options and warrants, partially offset by the repayment of debt.

      The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 31, 2003 and is based on information appearing in the notes to the consolidated financial statements (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total

Long-term debt	$19	$21	$21	$—	$—	$98,000	$98,061
Operating leases	4,757	4,285	4,022	3,531	444	481	17,520
Minimum guaranteed license/royalty payments	6,593	7,682	3,571	1,198	1,427	1,435	21,906
Employment contracts	4,675	4,473	3,215	2,930	2,180	4,510	21,983

Total contractual cash obligations	$16,044	$16,461	$10,829	$7,659	$4,051	$104,426	$159,470

      In December 2001, we acquired all of the outstanding capital stock of Kidz Biz Limited, a United Kingdom company, and an affiliated Hong Kong company, Kidz Biz Far East Limited, for an aggregate purchase price of approximately $12.4 million. Total consideration was paid on the closing of the transaction in cash in the amount of $6.4 million and the issuance of 308,992 shares of our common stock at a value of $6.0 million. In addition, we agreed to pay an earn-out for each of 2002, 2003, 2004 and 2005, based on the year over year increase in Kidz Biz sales, payable by delivery of up to 25,749 shares of our common stock per year. In 2002 and 2003, no earn-outs were earned.

      In October 2001, we and all of our domestic subsidiaries jointly and severally secured a syndicated line of credit totaling $50.0 million with a consortium of banks led by Bank of America, N.A. (“Line of Credit”). On June 3, 2003, we and the banks amended the loan agreements governing the Line of Credit (the “Loan Agreements”), pursuant to which amendment (i) the banks suspended certain of our covenants under the Loan Agreements, including those that prohibited us from consummating the Convertible Senior Notes offering (note 8) without the banks’ consent, and (ii) the banks’ obligations to extend credit under the Line of Credit were simultaneously suspended. The amendment contemplates that we and the banks will attempt to negotiate revised terms for the Line of Credit, to be reflected in a further amendment to the Loan Agreements, while waiving the requirement for obtaining consent for this offering. Neither we nor the banks, however, have any obligation to enter into such further amendment to the Loan Agreements. The amendment did not otherwise effect our right under the Loan Agreements to voluntarily reduce or terminate the Line of Credit. There have never been any outstanding borrowings under the Line of Credit since its inception.

      In February 2003, our Board of Directors approved a buyback of up to $20 million of our common stock. As of December 31, 2003, we repurchased and retired 554,500 shares of our common stock for a total of approximately $6.1 million.

      On May 31, 2003, we purchased certain product lines, related assets and assumed certain liabilities of P&M. The total purchase price of approximately $22.0 million consisted of cash paid in the amount of $20.7 million and liabilities of $1.3 million and resulted in goodwill of $16.8 million. Results of operations have included P&M from the date of acquisition.

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

Historically and as of December 31, 2003, we have not used derivative instruments or engaged in hedging activities to minimize our market risk.

Interest Rate Risk

      As of December 31, 2003, we do not have any outstanding balances on our Line of Credit. On June 9, 2003, we issued convertible notes payable of $98.0 million with a fixed interest rate of 4.625% per annum. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

Foreign Currency Risk

      We have wholly-owned subsidiaries in Hong Kong and in the United Kingdom. Sales by these operations made on a FOB China or Hong Kong basis are denominated in U.S. dollars. However, purchases of inventory and Hong Kong operating expenses are typically denominated in Hong Kong dollars and domestic sales and operating expenses made in the United Kingdom are typically denominated in British Pounds, thereby creating exposure to changes in exchange rates. Changes in the British Pound or Hong Kong dollar/ U.S. dollar exchange rates may positively or negatively affect our gross margins, operating income and retained earnings. The British Pound gave rise to the other comprehensive loss in the balance sheet at December 31, 2003. The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to US$1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. We do not believe that near-term changes in these exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Hong Kong dollar or British Pound.

Item 8. Consolidated Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Stockholders

JAKKS Pacific, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheets of JAKKS Pacific, Inc. and Subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, other comprehensive income, stockholders’ equity and cash flows and the financial statement schedule for each of the three years in the period ended December 31, 2003. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of JAKKS Pacific, Inc. and Subsidiaries as of December 31, 2002 and 2003, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF

PKF
Certified Public Accountants
A Professional Corporation

Los Angeles, California

February 16, 2004

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2003

	(In thousands, except
	share data)
Assets
Current assets
Cash and cash equivalents	$68,413	$118,182
Marketable securities	—	19,345
Accounts receivable, net of allowance for uncollectible accounts of $6,781 and $7,877, respectively	56,195	86,119
Inventory, net of reserves of $4,782 and $5,025, respectively	38,010	44,400
Prepaid and other	13,062	16,762
Notes receivable — officers	1,113	—

Total current assets	176,793	284,808
Property and equipment
Office furniture and equipment	5,932	6,563
Molds and tooling	31,069	34,481
Leasehold improvements	2,464	2,429

Total	39,465	43,473
Less accumulated depreciation and amortization	24,640	31,751

Property and equipment, net	14,825	11,722
Intangibles and other, net	8,169	13,217
Investment in joint venture	8,119	9,097
Goodwill, net	189,336	206,952
Trademarks, net	11,568	11,568

Total assets	$408,810	$537,364

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,994	$25,064
Accrued expenses	19,394	17,351
Reserve for sales returns and allowances	13,579	7,753
Current portion of long-term debt	18	19
Income taxes payable	5,625	2,021

Total current liabilities	47,610	52,208
Long-term debt, net of current portion	60	98,042
Deferred income taxes	563	1,164

Total liabilities	48,233	151,414

Commitments and contingencies
Stockholders’ equity
Preferred shares, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 24,472,884 and 24,866,940 shares issued and outstanding, respectively	24	25
Additional paid-in capital	240,102	245,219
Retained earnings	120,451	141,055
Accumulated other comprehensive loss	—	(349)

Total stockholders’ equity	360,577	385,950

Total liabilities and stockholders’ equity	$408,810	$537,364

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2001	2002	2003

	(In thousands, except per share amounts)
Net sales	$284,309	$310,016	$315,776
Cost of sales	164,222	179,465	189,142

Gross profit	120,087	130,551	126,634
Selling, general and administrative expenses	89,575	91,849	105,771
Acquisition shut-down and product recall costs	1,214	6,718	2,000

Income from operations	29,298	31,984	18,863
Profit from Joint Venture	(6,675)	(8,004)	(7,351)
Interest, net	(2,057)	(1,141)	1,405

Income before provision for income taxes and minority interest	38,030	41,129	24,809
Provision for income taxes	9,797	9,048	4,205

Income before minority interest	28,233	32,081	20,604
Minority interest	—	810	—

Net income	$28,233	$31,271	$20,604

Basic earnings per share	$1.55	$1.42	$0.85

Diluted earnings per share	$1.45	$1.37	$0.83

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

	Years Ended December 31,

	2001	2002	2003

	(In thousands)
Other comprehensive income:
Net income	$28,233	$31,271	$20,604
Foreign currency translation adjustment	—	—	(349)

Other comprehensive income	$28,233	$31,271	$20,255

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
DECEMBER 31, 2001, 2002 AND 2003

	Common Stock					Accumulated
			Additional			Other	Total
	Number		Paid-in	Treasury	Retained	Comprehensive	Stockholders’
	of Shares	Amount	Capital	Stock	Earnings	Loss	Equity

	(In thousands)
Balance, December 31, 2000	17,992	$19	$156,475	$(12,911)	$60,947	$—	$204,530
Exercise of options and warrants	526	1	3,069	—	—	—	3,070
Earned compensation for fully vested stock options	—	—	2,571	—	—	—	2,571
Issuances of common shares for Kidz Biz	309	—	6,000	—	—	—	6,000
Net income	—	—	—	—	28,233	—	28,233

Balance, December 31, 2001	18,827	20	168,115	(12,911)	89,180	—	244,404
Exercise of options and warrants	955	1	5,883	—	—	—	5,884
Earned compensation for fully vested stock options	—	—	(1,308)	—	—	—	(1,308)
Retirement of treasury stock	—	(1)	(12,910)	12,911	—	—	—
Fair value of outstanding stock options in acquisition	—	—	3,151	—	—	—	3,151
Issuance of common stock for cash	3,525	3	59,091	—	—	—	59,094
Issuance of common stock for Toymax	1,166	1	18,080	—	—	—	18,081
Net income	—	—	—	—	31,271	—	31,271

Balance, December 31, 2002	24,473	24	240,102	—	120,451	—	360,577
Exercise of options	312	—	1,777	—	—	—	1,777
Restricted stock grants	636	1	8,363	—	—	—	8,364
Issuance of warrants	—	—	1,057	—	—	—	1,057
Earned compensation for fully vested stock options	—	—	6	—	—	—	6
Repurchase and retirement of common stock	(555)	—	(6,086)	—	—	—	(6,086)
Net income	—	—	—	—	20,604	—	20,604
Foreign currency translation adjustment	—	—	—	—	—	(349)	(349)

Balance, December 31, 2003	24,866	$25	$245,219	$—	$141,055	$(349)	$385,950

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2001	2002	2003

	(In thousands)
Cash flows from operating activities
Net income	$28,233	$31,271	$20,604

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,220	9,193	8,747
Foreign currency translation adjustment	—	—	(349)
Earned compensation for fully vested stock options	2,571	(1,308)	6
Investment in joint venture	2,977	(225)	79
Loss on disposal of property and equipment	16	—	—
Forgiveness of officer note receivable	—	285	—
Restricted stock grants	—	—	8,364
Minority interest	—	810	—
Changes in operating assets and liabilities
Net sale (purchase) of marketable securities	(23,501)	37,119	—
Accounts receivable	(5,835)	(3,307)	(28,224)
Inventory	(1,489)	(10,996)	(2,654)
Prepaid expenses and other	1,423	507	(5,643)
Accounts payable	(1,927)	(3,698)	16,070
Accrued expenses	5,529	(9,535)	(3,115)
Income taxes payable	(6,052)	7,056	(1,397)
Reserve for sales returns and allowances	(1,600)	8,626	(5,827)
Deferred income taxes	800	432	525

Total adjustments	(14,868)	34,959	(13,418)

Net cash provided by operating activities	13,365	66,230	7,186

Cash flows from investing activities
Purchases of property and equipment	(4,971)	(6,594)	(4,471)
Purchases of other assets	(1,230)	(1,659)	(2,434)
Investment in joint venture	(1,112)	—	—
Cash paid for net assets	(12,280)	(80,410)	(22,320)
Net purchases of marketable securities	—	—	(19,345)
Notes receivable — officers	226	861	1,113

Net cash used by investing activities	(19,369)	(87,802)	(47,457)

Cash flows from financing activities
Proceeds from sale of common stock	—	59,095	—
Repurchase of common stock	—	—	(6,087)
Proceeds from debt	95	—	—
Proceeds from stock options and warrants exercised	3,070	5,884	1,777
Net proceeds from sale of convertible notes	—	—	94,366
Repayments of debt	(1,400)	(30)	(16)

Net cash provided by financing activities	1,765	64,949	90,040

Net increase (decrease) in cash and cash equivalents	(4,239)	43,377	49,769
Cash and cash equivalents, beginning of year	29,275	25,036	68,413

Cash and cash equivalents, end of year	$25,036	$68,413	$118,182

Cash paid during the period for:
Interest	$118	$80	$2,375

Income taxes	$14,008	$3,235	$9,694

      See note 17 for additional supplemental information to consolidated statements of cash flows.

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

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

Revenue recognition

      Revenue is recognized upon the shipment of goods to customers. Provisions for estimated returns, defective products and other allowances are made at the time of sale.

Inventory

      Inventory, which includes the ex-factory cost of goods and in-bound freight, is valued at the lower of cost (first-in, first-out) or market and consists of the following:

	December 31,

	2002	2003

	(In thousands)
Deposits	$20	$—
Raw materials	586	1,033
Finished goods	37,404	43,367

	$38,010	$44,400

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

Marketable securities

      Marketable securities categorized as trading securities were liquidated at December 31, 2002 and related unrealized holding gains or losses are included in earnings. New investments made in 2003 are categorized as available for sale and related unrealized holding gains or losses are included as a component of stockholders’ equity. At December 31, 2002 and 2003, cost approximated fair market value.

Fair value of financial instruments

      The Company’s cash and cash equivalents, accounts receivable and loan payable represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of fair value. The fair value of the convertible senior notes, at December 31, 2003 was approximately $99.0 million. The fair value of the Company’s convertible senior notes approximates the carrying value based on quoted trading prices for the notes.

Property and equipment

      Property and equipment are stated at cost and are being depreciated using the straight-line method over their estimated useful lives as follows:

Office equipment	5 years
Furniture and fixtures	5 - 7 years
Molds and tooling	2 - 4 years
Leasehold improvements	Shorter of length of lease or 10 years

Shipping and handling costs

      The consolidated financial statements reflect, for all periods presented, the adoption of the classification or disclosure requirements pursuant to Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs,” which was effective in the fourth quarter of fiscal 2000. Consistent with EITF 00-10, the Company has historically classified income from freight charges to customers in “Net sales.” The Company classifies shipping and handling costs in “Selling, general and administrative expenses.” Such costs amounted to approximately $11.9 million in 2001, $8.1 million in 2002 and $5.2 million in 2003.

Advertising

      Production costs of commercials and programming are charged to operations in the year during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the year incurred. Advertising expense for the years ended December 31, 2001, 2002 and 2003, was approximately $11.0 million, $12.7 million and 12.4 million, respectively.

Income taxes

      The Company does not file a consolidated return with its foreign subsidiaries. The Company files Federal and state returns and its foreign subsidiaries each file Hong Kong returns and United Kingdom returns, as applicable. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized as deductible temporary differences and operating loss and tax credit

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Translation of foreign currencies

      Monetary assets and liabilities denominated in Hong Kong dollars or British Pounds Sterling are translated into United States dollars at the rate of exchange ruling at the balance sheet date. Transactions during the period are translated at the rates ruling at the dates of the transactions.

      Profits and losses resulting from the above translation policy are recognized in the consolidated statements of operations and statements of other comprehensive income.

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

Goodwill and other intangible assets

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 is effective for business combinations initiated after June 30, 2001. SFAS 141 requires that all business combinations completed after its adoption be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 was effective for the Company on January 1, 2002 and primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill and other intangible assets are no longer amortized and are tested for impairment at least annually at the reporting unit level. As of December 31, 2003, there was no impairment to the underlying value of goodwill or intangible assets other than goodwill.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

      The effect of adoption of SFAS 142 on the reported net income for the current and comparative prior period is as follows:

	For the Year Ended December 31,

	2001	2002	2003

	(In thousands, except per share
	amounts)
Reported net income	$28,233	$31,271	$20,604
Add back: Amortization of goodwill and other intangibles, net of tax effect	2,579	—	—

Net income, as adjusted	$30,812	$31,271	$20,604

Earnings per share — basic:
Reported net income	$1.55	$1.42	$0.85
Add back: Amortization of goodwill and other intangibles, net of tax effect	0.14	—	—

Earnings per share — basic, as adjusted	$1.69	$1.42	$0.85

Earnings per share — diluted:
Reported net income	$1.45	$1.37	$0.83
Add back: Amortization of goodwill and other intangibles, net of tax effect	0.13	—	—

Earnings per share — diluted, as adjusted	$1.58	$1.37	$0.83

      Goodwill represents the excess purchase price paid over the fair market value of the assets of acquired companies. In fiscal 2002, the Company began to write off goodwill and certain intangible assets on an impairment basis where losses in value are recorded when and as material impairment has occurred in the underlying assets. Accumulated amortization of goodwill at December 31, 2002 and 2003 totaled $6.6 million.

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

      Intangible assets other than goodwill consist of product technology rights and trademarks. Intangible assets are amortized on a straight-line basis, over five to thirty years, the estimated economic lives of the related assets. Accumulated amortization as of December 31, 2002 and 2003 was $2.9 million and $3.0 million, respectively.

Stock Option Plans

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 Statement amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information.

      At December 31, 2003, the Company has stock-based employee compensation plans, which are described more fully in Note 14. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, certain options had been repriced resulting in compensation adjustments, which have been reflected in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation.

      In 2001, 2002 and 2003 the fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: risk-free rate of interest of 6%, 4% and 4%, respectively; dividend yield of 0%; with volatility of 91%, 87% and 82% respectively; and expected lives of five years.

	Year Ended December 31,

	2001	2002	2003

	(In thousands,
	except per share data)
Net income, as reported	$28,233	$31,271	$20,604
Add (Deduct): Stock-based employee compensation expense (income) included in reported net income	2,571	(1,308)	6
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards net of related tax effects	(1,499)	(2,034)	(2,796)

Pro forma net income	$29,305	$27,929	$17,814

Earnings per share:
Basic — as reported	$1.55	$1.42	$0.85

Basic — pro forma	$1.61	$1.27	$0.73

Diluted — as reported	$1.45	$1.37	$0.83

Diluted — pro forma	$1.51	$1.23	$0.72

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

Earnings per share

      The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share data):

	2001

		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$28,233	18,199	$1.55

Effect of dilutive securities
Options and warrants	—	1,211

Diluted EPS
Income available to common stockholders plus assumed exercises	$28,233	19,410	$1.45

	2002

		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$31,271	21,963	$1.42

Effect of dilutive securities
Options and warrants	—	784

Diluted EPS
Income available to common stockholders plus assumed exercises	$31,271	22,747	$1.37

	2003

		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$20,604	24,262	$0.85

Effect of dilutive securities
Options and warrants	—	415

Diluted EPS
Income available to common stockholders plus assumed exercises	$20,604	24,677	$0.83

     Recent Accounting Standards

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). The objective of SFAS 143 is to

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

establish an accounting standard for the recognition and measurement of an asset retirement obligation on certain long-lived assets. The retirement obligation must be one that results from the acquisition, construction or normal operation of a long-lived asset. SFAS 143 requires the legal obligation associated with the retirement of a tangible long-lived asset to be recognized at fair value as a liability when incurred, and the cost to be capitalized by increasing the carrying amount of the related long-lived asset. SFAS 143 was adopted effective January 1, 2003 and the adoption of this statement had no material impact on the consolidated financial statements.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction” (“SFAS 145”). SFAS 145 eliminates extraordinary accounting treatment for reporting gains or losses on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 was adopted effective January 1, 2003 and the adoption of this statement had no material impact on the consolidated financial statements.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS 146 had no material effect on the Company’s financial position or results of operations.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation 45”), which addresses the accounting for and disclosure of guarantees. Interpretation 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of Interpretation 45 issued or modified after December 31, 2002. The application of Interpretation 45 did not have a material effect on the Company’s financial position or results of operations.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 were adopted effective June 9, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s financial position or results of operations.

      In January 2003 and as revised in December 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”) and FASB Interpretation No. 46R. Interpretation 46 and 46R require companies with a variable interest in a variable interest entity to apply this guidance as of the beginning of the first reporting period after December 15,

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

2003. The application of the guidance could result in the consolidation of a variable interest entity. The Company anticipates that the adoption of Interpretation 46 and 46R will not have a material effect on the Company’s financial position or results of operations.

     Reclassifications

      Certain reclassifications have been made to prior years balances in order to conform to the current year presentation.

Note 3—Business Segments and Geographic Data

      JAKKS Pacific, Inc. is a worldwide producer and marketer of children’s toys and related products, principally engaged in the design, development, production and marketing of traditional toys, including boys action figures, vehicles and playsets, craft and activity products, writing instruments, compounds, girls toys, and infant and preschool toys. The Company’s reportable segments are North America Toys, International and Other.

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

      Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three years ended December 31, 2003 are as follows (in thousands):

	Year Ended December 31,

	2001	2002	2003

Net Sales
North America Toys	$250,627	$263,314	$272,317
International	32,871	46,251	43,424
Other	811	451	35

	$284,309	$310,016	$315,776

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

	Year Ended December 31,

	2001	2002	2003

Operating Income
North America Toys	$25,827	$27,166	$16,267
International	3,387	4,772	2,594
Other	84	46	2

	$29,298	$31,984	$18,863

	December 31,

	2002	2003

Assets
North America Toys	$347,488	$463,409
International	60,913	73,897
Other	409	58

	$408,810	$537,364

      The following tables present information about the Company by geographic area as of and for the three years ended December 31, 2003 (in thousands):

	December 31,

	2001	2002	2003

Long-lived Assets
United States	$93,155	$161,597	$184,949
Hong Kong	24,557	59,745	52,550
Europe	497	613	4,012

	$118,209	$221,955	$241,511

	Year Ended December 31,

	2001	2002	2003

Net Sales by Geographic Area
United States	$244,317	$256,799	$271,051
Europe	29,030	39,414	35,547
Canada	7,121	6,966	5,125
Hong Kong	—	324	1,275
Other	3,841	6,513	2,778

	$284,309	$310,016	$315,776

Note 4 — Acquisitions and Joint Venture

      The Company owns a fifty percent interest in a joint venture with a company that develops, publishes and distributes interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture has entered into a license agreement with an initial license period expiring December 31, 2009 under which it acquired the exclusive worldwide right to publish video games on all hardware platforms. The Company’s investment is accounted for using the cost method due to the financial and operating structure of the venture and our lack of

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

control over the joint venture. The Company’s basis consists primarily of organizational costs, license costs and recoupable advances and is being amortized over the term of the initial license period. The joint venture agreement provides for the Company to receive guaranteed preferred returns through June 30, 2006 at varying rates of the joint venture’s net sales depending on the cumulative unit sales and platform of each particular game. For periods after June 30, 2006, the amount of the preferred return will be subject to renegotiation between the parties. The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned. The Company’s joint venture partner retains the financial risk of the joint venture and is responsible for the day-to-day operations, including development, sales and distribution, for which they are entitled to any remaining profits. During 2001, 2002 and 2003, the Company earned $6.7 million, $8.0 million and $7.4 million, respectively, in profit from the joint venture.

      In December 2001, the Company acquired all the outstanding stock of Kidz Biz Ltd., a United Kingdom company, and Kidz Biz Far East Limited, an affiliated Hong Kong corporation, (collectively “Kidz Biz”), for an aggregate purchase price of approximately $12.4 million, which was paid by the issuance of 308,992 shares of the Company’s common stock at a value of $6.0 million and cash of $6.4 million. In addition, we agreed to pay an earn-out for each of 2002, 2003, 2004 and 2005, based on the year over year increase in Kidz Biz sales, payable by delivery of up to 25,749 shares of our common stock per year. In 2002 and 2003, no earn-outs were earned. Both the United Kingdom and Hong Kong based companies are distributors of toys and related products in the United Kingdom, Ireland and the Channel Islands.

      The Company acquired the following entities to further enhance its existing product lines and to continue diversification into other seasonal businesses.

      In March 2002, the Company purchased a controlling interest in Toymax International, Inc. (“Toymax”) and on October 25, 2002, the Company completed that acquisition by acquiring the remaining outstanding common shares in a merger transaction. The total purchase price of approximately $62.8 million consisted of 1,166,360 shares of the Company’s common stock, 598,697 options and approximately $41.0 million in cash. Results of operations have included Toymax from March 12, 2002; however, for the period from March 12, 2002 through October 25, 2002, the minority interest’s share of Toymax’s earnings were excluded.

      In November 2002, the Company purchased certain product lines, assets and assumed certain specific liabilities from Trendmasters, Inc. (“Trendmasters”). The total purchase price of approximately $19.2 million consisted of all cash. Results of operations have included Trendmasters from the date of acquisition.

      On May 31, 2003, the Company purchased certain product lines, assets and assumed certain liabilities of P&M Products USA, Inc. and an affiliated United Kingdom company, P&M Products Limited (collectively “P&M”). The total purchase price of approximately $22.0 million consisted of $20.7 million in cash and $1.3 million in liabilities. Results of operations have included P&M from the date of acquisition.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

      The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table:

	Toymax	Trendmasters	P&M	Total

	(In thousands)
Condensed balance sheet:
Current assets	$26,857	$20	$5,121	$31,998
Property and equipment, net	1,673	1,488	17	3,178
Other assets	11,751	—	11	11,762
Current liabilities	(43,000)	(8,713)	(1,267)	(52,980)
Goodwill	65,493	26,447	16,825	108,765

Total	$62,774	$19,242	$20,707	$102,723

      Goodwill related to Trendmasters is not expected to be deductible for tax purposes, however, approximately $12.7 million of the Toymax goodwill and $13.6 million of the P&M goodwill is expected to be deductible for tax purposes.

      The following unaudited pro forma information represents the Company’s consolidated results of operations as if the acquisitions of Toymax, Trendmasters and P&M had occurred on January 1, 2002 and after giving effect to certain adjustments including the elimination of certain general and administrative expenses and other income and expense items not attributable to on-going operations, interest expense, and related tax effects. Such pro forma information does not purport to be indicative of operating results that would have been reported had the acquisitions of Toymax, Trendmasters and P&M actually occurred on January 1, 2002 or on future operating results.

	Year Ended December 31,

	2002	2003

	(In thousands, except per
	share data)
Net Sales	$409,143	$326,105
Net income	$25,981	$18,737
Basic earnings per share	$1.16	$0.77
Weighted average shares outstanding	22,363	24,262
Diluted earnings per share	$1.11	$0.76
Weighted average shares and equivalents outstanding	23,483	24,677

Note 5—Concentration of credit risk

      Financial instruments that subject the Company to concentration of credit risk are cash and cash equivalents and accounts receivable. Cash equivalents consist principally of short-term money market funds. These instruments are short-term in nature and bear minimal risk. To date, the Company has not experienced losses on these instruments.

      The Company performs on-going credit evaluations of its customers’ financial condition, but does not require collateral to support domestic customer accounts receivables. Most goods shipped FOB Hong Kong or China are backed by irrevocable letters of credit.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

Note 6—Accrued expenses

      Accrued expenses consist of the following (in thousands):

	2002	2003
Royalties and sales commissions	$3,973	$4,738
Other	15,421	12,613

	$19,394	$17,351

Note 7—Related party transactions

      A director of the Company is a partner in the law firm that acts as counsel to the Company. The Company incurred legal fees and expenses to the law firm in the amount of approximately $1.1 million in 2001, $2.7 million in 2002 and $4.6 million in 2003.

      On March 27, 2003, the balance of the notes receivable from two officers of the Company totaling $1.1 million plus accrued interest at interest rates of 6.5% per annum each, were paid in full.

Note 8—Long-term debt

      Long-term debt consists of the following (in thousands):

	2002	2003
Convertible senior notes(1)	$—	$98,000
Loan payable, due in sixty monthly payments with the final payment due December 4, 2006, with interest at 6.7% per annum	78	61

	78	98,061
Less current portion of long-term debt	(18)	(19)

Long-term debt, net of current portion	$60	$98,042

(1)	Pursuant to the terms of a Purchase Agreement, dated June 9, 2003, the Company sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023. The holders of the notes may convert the notes into shares of our common stock at any time at an initial conversion price of $20.00 per share, subject to certain circumstances described in the notes. The Company will pay cash interest on the notes at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year, commencing on December 15, 2003. After June 15, 2010, the Company will not pay cash interest on the notes. At maturity, on June 15, 2023, the Company will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance.

The Company may redeem the notes at its option in whole or in part beginning on June 15, 2010, at 100% of their accreted principal amount plus accrued and unpaid interest (including contingent interest and additional amounts), if any, payable in cash. Holders of the notes may also require the Company to repurchase all or part of their notes on June 15, 2010, for cash, at a repurchase price of 100% of the principal amount per note plus accrued and unpaid interest (including contingent interest and additional amounts), if any. Holders of the notes may also require the Company to repurchase all or part of their notes on June 15, 2013 and June 15,

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

2018 at a repurchase price of 100% of the accreted principal amount per note plus accrued and unpaid interest (including contingent interest and additional amounts), if any. Any repurchases at June 15, 2013 and June 15, 2018 may be paid in cash, in shares of common stock or a combination of cash and shares of common stock.

      The following is a schedule of payments for the long-term debt (in thousands):

2004	$19
2005	21
2006	21
2007	—
2008	—
Thereafter	98,000

$98,061

Note 9—Income taxes

      The Company does not file a consolidated return with its foreign subsidiaries. The Company files Federal and state returns and its foreign subsidiaries file Hong Kong and United Kingdom returns. Income taxes reflected in the accompanying consolidated statements of operations are comprised of the following:

	2001	2002	2003

	(In thousands)
Federal	$2,596	$2,241	$608
State and local	1,065	270	55
Foreign	5,336	6,105	3,017

	8,997	8,616	3,680
Deferred	800	432	525

	$9,797	$9,048	$4,205

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

      The components of deferred tax assets/(liabilities) are as follows:

	2002	2003

	(In thousands)
Net deferred tax assets/(liabilities):
Current:
Reserve for sales allowances and possible losses	$2,013	$1,114
Accrued expenses	1,849	182
Restricted stock grant	—	3,094
Other	584	132

	4,446	4,522

Long Term:
Undistributed earnings	(11,024)	(7,191)
Property and equipment	(1,564)	(1,088)
Original issue discount interest	—	(925)
Deductible goodwill	(1,223)	(2,100)
Other	2,793	2,152
Federal net operating loss carryforwards	9,666	7,321
State net operating loss carryforwards	789	667

	(563)	(1,164)

Total net deferred tax assets/(liabilities)	$3,883	$3,358

      The current portion of deferred tax assets is included in prepaid expenses and other.

      Income tax expense varies from the U.S. Federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates:

	2001	2002	2003
Federal income tax expense	35%	35%	35%
State income tax expense, net of federal tax effect	1.8	0.4	0.1
Effect of differences in U.S. and Foreign statutory rates	(16.7)	(15.3)	(20.7)
Other	5.9	1.9	2.6

	26%	22%	17%

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

      As of December 31, 2003, the Company has federal and state net operating loss carryforwards of $20.4 million and $38.9 million, respectively, expiring through 2023. These carryforwards resulted from the acquisitions of Pentech and Toymax; the utilization of these losses to offset future income is limited under IRC§382. The Company’s management concluded that a deferred tax asset valuation allowance was not necessary.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

      The components of income before provision for income taxes and minority interest are as follows (in thousands):

	2001	2002	2003
Domestic	$4,678	$3,537	$2,219
Foreign	33,352	37,592	22,590

	$38,030	$41,129	$24,809

Note 10—Credit Facility

      In October 2001, the Company and all of its subsidiaries jointly and severally secured a syndicated line of credit totaling $50.0 million with a consortium of banks led by Bank of America, N.A. (“Line of Credit”). On June 3, 2003, the Company and the banks amended the loan agreements governing the Line of Credit (the “Loan Agreements”), pursuant to which amendment (i) the banks suspended certain of our covenants under the Loan Agreements, including those that prohibited the Company from consummating the Convertible Senior Notes offering (note 8) without the banks’ consent, and (ii) the banks’ obligations to extend credit under the Line of Credit were simultaneously suspended. The amendment contemplates that the Company and the banks will attempt to negotiate revised terms for the Line of Credit, to be reflected in a further amendment to the Loan Agreements, while waiving the requirement for obtaining consent for this offering. Neither the Company nor the banks, however, have any obligation to enter into such further amendment to the Loan Agreements. The amendment did not otherwise effect the Company’s right under the Loan Agreements to voluntarily reduce or terminate the Line of Credit. There have never been any outstanding borrowings under the Line of Credit since its inception.

Note 11—Leases

      The Company leases office, warehouse and showroom facilities and certain equipment under operating leases. Rent expense for the three years ended December 31, 2003 totaled $2.5 million, $4.0 million and $5.2 million, respectively. The following is a schedule of minimum annual lease payments (in thousands).

2004	$4,757
2005	4,285
2006	4,022
2007	3,531
2008	444
Thereafter	481

$17,520

Note 12—Common stock and preferred stock

      The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. During 2003, the Company repurchased and retired 554,500 shares of its common stock at an aggregate cost of $6.1 million.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

      During 2003, the Company awarded 2,760,000 shares of restricted stock to four executive officers of the Company pursuant to its 2002 Stock Award and Incentive Plan, of which 636,000 were earned on December 31, 2003 and the balance may be earned through 2010 based upon the achievement of certain financial criteria and continuing employment. A charge of $8.4 million was recorded as of December 31, 2003 relating to this award. The Company also issued 312,492 shares of common stock on the exercise of options for a total of $1.8 million.

      During 2002, the Company issued 954,770 shares of common stock on the exercise of options and warrants for a total of $5.9 million, 1,166,360 shares of common stock at a value of $18.1 million in connection with the Toymax acquisition and 3,525,000 shares of common stock in connection with an underwritten public offering for net proceeds of approximately $59.1 million.

      During 2001, the Company issued 525,780 shares of common stock on exercise of options and warrants for a total of $3.1 million and 308,992 shares of common stock at a value of $6.0 million in connection with the Kidz Biz acquisition.

      During 2003, the Company issued 100,000 fully vested warrants, expiring in 2013, in connection with license costs relating to its investment in the joint venture. The fair market value of these warrants was approximately $1.1 million and has been included in the basis of the joint venture (note 4).

      Warrant activity is summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding, December 31, 2000	256,355	$5.94
Exercised	(82,118)	4.48
Canceled	(7,362)	5.63

Outstanding, December 31, 2001	166,875	6.67
Exercised	(166,875)	6.67

Outstanding, December 31, 2002	—	—
Granted	100,000	11.35
Exercised	—	—

Outstanding, December 31, 2003	100,000	$11.35

Note 13—Commitments

      The Company has entered into various license agreements whereby the Company may use certain characters and properties in conjunction with its products. Such license agreements call for royalties to be paid at 1% to 18% of net sales with minimum guarantees and advance payments. Additionally, under two separate licenses, the Company has committed to spend 12.5% of related net sales up to $1.0 million and 5% of related net sales on advertising per year on such licenses.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

      Future annual minimum royalty guarantees as of December 31, 2003 are as follows (in thousands):

2004	$6,593
2005	7,682
2006	3,571
2007	1,198
2008	1,427
Thereafter	1,435

$21,906

      The Company has entered into various employment agreements with certain executives expiring through December 31, 2010. At December 31, 2003, the aggregate minimum guaranteed amounts under those agreements amount to approximately $22.0 million.

Note 14—Stock option plans

      Under its 2002 Stock Award and Incentive Plan (“the Plan”), which incorporated its Third Amended and Restated 1995 Stock Option Plan, the Company has reserved 6,025,000 shares of its common stock for issuance upon exercise of options granted under the Plan. Under the Plan, employees (including officers), non-employee directors and independent consultants may be granted options to purchase shares of common stock.

      As of December 31, 2003, 1,718,392 shares were available for future grant. Additional shares may become available to the extent that options presently outstanding under the Plan terminate or expire unexercised. Stock option activity pursuant to the Plan is summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding, December 31, 2000	2,202,740	$7.15
Granted	724,125	15.73
Exercised	(427,536)	6.21
Canceled	(185,773)	7.98

Outstanding, December 31, 2001	2,313,556	9.97
Granted	1,124,197	11.06
Exercised	(787,836)	6.71
Canceled	(42,030)	15.00

Outstanding, December 31, 2002	2,607,887	11.35
Granted	184,500	13.31
Exercised	(309,296)	11.78
Canceled	(214,630)	12.71

Outstanding, December 31, 2003	2,268,461	$12.15

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

Stock option activity outside of the Plan is summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding, December 31, 2000	16,126	$2.24
Exercised	(16,126)	2.24

Outstanding, December 31, 2001, 2002 and 2003	—	$—

      The weighted average fair value of options granted to employees in 2001, 2002 and 2003 was $16.24, $10.65 and $13.28 per share, respectively.

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

	Outstanding			Exercisable

			Weighted		Weighted
		Weighted	Average		Average
	Number	Average	Exercise	Number	Exercise
Option Price Range	of Shares	Life	Price	of Shares	Price
$3.00 – $19.02	2,268,461	3.62 years	$12.15	984,596	$11.07

Note 15—Employee Pension Plan

      The Company sponsors for its U.S. employees, a defined contribution plan under Section 401(k) of the Internal Revenue Code. The plan provides that employees may defer up to 15% of annual compensation, and that the Company will make a matching contribution equal to 50% of each employee’s deferral, up to 5% of compensation. Company matching contributions, which vest equally over a five year period, totaled $0.2 million, $0.3 million and $0.3 million for 2001, 2002 and 2003, respectively.

Note 16—Major customers

      Net sales to major customers, which are part of our North American Toys segment, were approximately as follows (in thousands):

2001		2002		2003

Amount	Percentage	Amount	Percentage	Amount	Percentage
$44,646	15.7%	$46,396	15.0%	$91,378	28.9%
36,024	12.7	41,506	13.4	30,371	9.6
34,319	12.1	34,773	11.2	30,009	9.5
20,972	7.4	34,018	11.0	17,996	5.7
19,425	6.8	16,077	5.1	12,670	4.0

$155,386	54.7%	$172,770	55.7%	$182,424	57.7%

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

Note 17—Supplemental information to consolidated statements of cash flows

      In 2003, the Company issued 100,000 warrants valued at approximately $1.1 million in connection with license costs relating to its investment in the joint venture (note 12).

      In 2002, 1,166,360 shares of common stock valued at approximately $18.1 million and 598,697 options valued at $3.2 million were issued in connection with the acquisition of Toymax (note 4).

      In 2001, 308,992 shares of common stock valued at approximately $6.0 million were issued in connection with the acquisition of Kidz Biz (note 4).

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

Note 18—Selected Quarterly Financial Data (Unaudited)

      Selected unaudited quarterly financial data for the years 2002 and 2003 are summarized below:

	2002				2003

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share data)
Net sales	$59,895	$78,992	$102,640	$68,489	$67,759	$73,290	$90,308	$84,419
Gross profit	$26,470	$35,192	$41,812	$27,077	$27,442	$27,906	$36,226	$35,060
Income (loss) from operations	$1,420	$9,912	$18,895	$1,757	$7,504	$4,065	$12,578	$(5,284)
Income before income taxes and minority interest	$2,985	$10,849	$19,944	$7,351	$7,842	$4,222	$12,593	$152
Net income	$2,156	$7,832	$13,954	$7,329	$5,960	$3,208	$9,570	$1,866
Basic earnings per share	$0.11	$0.37	$0.59	$0.30	$0.24	$0.13	$0.40	$0.08
Weighted average shares outstanding	19,017	20,985	23,586	24,178	24,430	24,175	24,177	24,304
Diluted earnings per share	$0.11	$0.36	$0.58	$0.30	$0.24	$0.13	$0.39	$0.08
Weighted average shares and equivalents outstanding	20,236	21,953	24,059	24,800	24,917	24,683	24,629	24,642

      During the first quarter of 2002, the Company recorded a charge which impacted operating income by approximately $6.6 million relating to the restructuring of Toymax and Kidz Biz.

      During the second quarter of 2002, the Company recorded a charge which impacted operating income by approximately $1.5 million relating to the recall of one of its products.

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

      During the second quarter of 2003, the Company recorded a charge which impacted operating income by approximately $2.7 million relating to the recall of one of its products.

      During the third quarter of 2003, we recovered $0.7 million of recall costs, recorded in the second quarter of 2003, from one of our factories.

      During the fourth quarter of 2003, the Company recorded a non-cash charge of $8.4 million which impacted operating income relating to the grant of restricted stock and a charge of $2.1 million to bad debt impacting operating income relating to the bankruptcy filing of several of its customers, including Kay Bee Toys.

Note 19—Litigation

      The Company is a party to, and certain of its property is the subject of, various pending claims and legal proceedings that routinely arise in the ordinary course of its business, but the Company does not believe that any of these claims or proceedings will have a material effect on its business, financial condition or results of operations.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2001, 2002 and 2003

     Allowances are deducted from the assets to which they apply, except for sales returns and allowances.

	Balance at	Charged to	Charged to		Balance
	Beginning of	Costs and	Other		at End
	Period	Expenses	Accounts	Deductions	of Period

	(in thousands)
Year ended December 31, 2001:
Allowance for:
Uncollectible accounts	$3,012	$6,321	$—	$2,059	$7,274
Reserve for potential product obsolescence	7,322	1,039	—	5,770	2,591
Reserve for sales returns and allowances	6,553	25,190	—	26,791	4,952

	$16,887	$32,550	$—	$34,620	$14,817

Year ended December 31, 2002:
Allowance for:
Uncollectible accounts	$7,273	$2,373	$—	$2,865	$6,781
Reserve for potential product obsolescence	2,590	4,085	—	1,893	4,782
Reserve for sales returns and allowances	4,953	31,917	7,500 (a)	30,790	13,580

	$14,816	$38,375	$7,500	$35,548	$25,143

Year ended December 31, 2003:
Allowance for:
Uncollectible accounts	$6,781	$2,896	$—	$1,800	$7,877
Reserve for potential product obsolescence	4,782	4,288	—	4,045	5,025
Reserve for sales returns and allowances	13,580	27,064	—	32,891	7,753

	$25,143	$34,248	$0	$38,736	$20,655

(a)	Obligations assumed in conjunction with the asset acquisitions of Trendmasters and Dragon Ball Franchise.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers

      Our directors and executive officers are as follows:

Name	Age	Positions with the Company

Jack Friedman	63	Chairman and Chief Executive Officer
Stephen G. Berman	39	Chief Operating Officer, President, Secretary and Director
Joel M. Bennett	42	Executive Vice President and Chief Financial Officer
Michael Bianco, Jr.	45	Executive Vice President and Chief Merchandising Officer
David C. Blatte	39	Director
Robert E. Glick	58	Director
Michael G. Miller	56	Director
Murray L. Skala	57	Director

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

      David C. Blatte has been one of our directors since January 2001. From January 1993 to May 2000, Mr. Blatte was a Senior Vice President in the specialty retail group of the investment banking division of Donaldson, Lufkin and Jenrette Securities Corporation. From May 2000 to January 2004, Mr. Blatte was a partner in Catterton Partners, a private equity fund. Since February 2004, Mr. Blatte has been a partner in Centre Partners, a private equity fund.

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

      Audit Committee. The primary functions of the Audit Committee are to select or to recommend to our Board the selection of outside auditors; to monitor our relationships with our outside auditors and their interaction with our management in order to ensure their independence and objectivity; to review, and to assess the scope and quality of, our outside auditor’s services, including the audit of our annual financial statements; to review our financial management and accounting procedures; to review our financial statements with our management and outside auditors; and to review the adequacy of our system of internal accounting controls. Messrs. Blatte, Glick and Miller are the current members of the Audit Committee and are each “independent” (as that term is defined in NASD Rule 4200(a)(14)), and are each able to read and understand fundamental financial statements. Mr. Blatte is the Chairman of the Audit Committee and possesses the financial expertise required under Rule 401(h) of Regulation SK of the Act and NASD Rule 4350(d)(2). He is further “independent”, as that term is defined under Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. We will, in the future, continue to have (i) an Audit Committee of at least three members comprised solely of independent directors, each of whom will be able to read and understand fundamental financial statements (or will become able to do so within a reasonable period of time after his or her appointment); and (ii) at least one member of the Audit Committee that will possess the financial expertise required under NASD Rule 4350(d)(2). Our Board has adopted a written charter for the Audit Committee and the Audit Committee reviews and reassesses the adequacy of that charter on an annual basis.

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

Code of Ethics

      We have adopted a Code of Ethics that applies to each of our employees, including our principal executive officer and principal accounting officer, as well as the members of our Board of Directors. We have filed a copy of such Code as an exhibit to this Annual Report.

Item 11. Executive Compensation

      The following table sets forth the compensation we paid for our fiscal years ended December 31, 2001, 2002 and 2003 to our Chief Executive Officer and to each of our other executive officers whose compensation exceeded $100,000 on an annual basis (collectively, the “Named Officers”).

Summary Compensation Table

					Long-Term Compensation
	Annual Compensation
					Restricted		Securities
				Other Annual	Stock		Underlying
Name and		Salary	Bonus	Compensation	Awards		Options
Principal Position	Year	($)	($)	($)	($)(*)		(#)

Jack Friedman	2003	965,000	1,327,140	—	2,524,800	(2)	—
Chairman and Chief	2002	846,000	1,429,696	—	—		—
Executive Officer	2001	821,000	1,706,390	—	—		175,000
Stephen G. Berman	2003	965,000	1,327,140	—	2,524,800	(2)	—
Chief Operating Officer,	2002	821,000	1,429,696	—	—		—
President and Secretary	2001	796,000	1,706,390	—	—		175,000
Joel M. Bennett	2003	300,000	—	—	1,262,400	(3)	—
Executive Vice President and	2002	272,500	495,000 (1)	—	—		—
Chief Financial Officer	2001	247,500	160,000	—	—		20,000
Michael Bianco, Jr.	2003	700,000	—	—	1,009,920	(4)	—
Executive Vice President and Chief	2002	575,000	600,000	—	—		—
Merchandising Officer	2001	550,000	450,000	—	—		150,000

*	The shares of restricted stock referenced in this column were all issued pursuant to the 2002 Plan. The total number of restricted shares issued under the 2002 Plan that were outstanding at December 31, 2003 was 696,000 shares. Such shares had an aggregate value of $9,152,400, representing the product of (a) 696,000 shares, multiplied by (b) $13.15, the closing price of our common stock on December 31, 2003, as reported by Nasdaq.

(1)	Includes the forgiveness of a note receivable and accrued interest in the aggregate amount of $285,000.

(2)	Represents the product of (a) 240,000 shares of restricted stock multiplied by (b) $10.52, the closing price of our common stock, as reported by Nasdaq, on March 27, 2003, the date the shares were granted, all of which vested on January 1, 2004.

(3)	Represents the product of (a) 120,000 shares of restricted stock multiplied by (b) $10.52, the closing price of our common stock, as reported by Nasdaq, on March 27, 2003, the date the shares were granted, which vest as follows: 60,000 on each of January 1, 2004 and 2005, subject to certain Company financial performance criteria.

(4)	Represents the product of (a) 96,000 shares of restricted stock multiplied by (b) $10.52, the closing price of our common stock, as reported by Nasdaq, on March 27, 2003, the date the shares were granted, all of which vested on January 1, 2004.

Employment Agreements

      In March 2003 we amended and restated our employment agreements with each of the Named Officers.

      Mr. Friedman’s amended and restated employment agreement, pursuant to which he serves as our Chairman and Chief Executive Officer, provides for an annual base salary in 2004 of $990,000. Mr. Friedman’s agreement expires December 31, 2010. His base salary is subject to annual increases determined by our Board of Directors, but in an amount not less than $25,000 per annum. For our fiscal year ended December 31, 2003, Mr. Friedman received a bonus of $1,327,140. For each fiscal year between 2004 through 2010, Mr. Friedman’s bonus will depend on our achieving certain earnings per share growth targets. The earnings per share growth targets for 2004 have been set, but the earnings per share growth targets for subsequent fiscal years will be determined annually by the Compensation Committee of our Board of Directors. Depending on the levels of earnings per share growth that we achieve in each fiscal year, Mr. Friedman will receive an annual bonus from 0% to up to 200% of his base salary. This bonus will be paid in accordance with the terms and conditions of our 2002 Stock Award and Incentive Plan. In addition, in consideration for modifying and replacing the pre-tax income formula provided in his prior employment agreement for determining his annual bonus, and for entering into the amended employment agreement, Mr. Friedman was granted the right to be issued an aggregate of 1,080,000 shares of restricted stock. The first tranche of restricted stock, totaling 240,000 shares, was granted at the time the agreement became effective, and the second tranche of restricted stock, totaling 120,000 shares, was granted on January 1, 2004. In each subsequent year of the employment agreement term, Mr. Friedman will receive 120,000 shares of restricted stock. The grant of these shares is in accordance with our 2002 Stock Award and Incentive Plan, and the vesting of each tranche of restricted stock is subject to our achieving pre-tax income in excess of $2,000,000 in the fiscal year that the grant is made. Each tranche of restricted stock granted or to be granted from January 1, 2004 through January 1, 2008 is subject to a two-year vesting period, which may be accelerated to one year if we achieve certain earnings per share growth targets. Each tranche of restricted stock to be granted thereafter through January 1, 2010, is subject to a one-year vesting period. Finally, the agreement provides Mr. Friedman with the opportunity, commencing at age 67, to retire and receive a single-life annuity retirement payment equal to $975,000 a year for a period of 10 years, or in the event of his death during such retirement period, his estate will receive a death benefit equal to the difference between $2,925,000 and any prior retirement benefits previously paid to him; provided, however, that Mr. Friedman must agree to serve as Chairman Emeritus of our Board of Directors, if requested to do so by such Board.

      Mr. Berman’s amended and restated employment agreement, pursuant to which he serves as our President and Chief Operating Officer, provides for an annual base salary in 2004 of $990,000. Mr. Berman’s agreement expires December 31, 2010. His base salary is subject to annual increases determined by our Board of Directors, but in an amount not less than $25,000 per annum. For our fiscal year ended December 31, 2003, Mr. Berman received a bonus of $1,327,140. For each fiscal year between 2004 through 2010, Mr. Berman’s bonus will depend on our achieving certain earnings per share growth targets. The earnings per share growth targets for 2004 have been set, but the earnings per share growth targets for subsequent fiscal years will be determined annually by the Compensation Committee of our Board of Directors. Depending on the levels of earnings per share growth that we achieve in each fiscal year, Mr. Berman will receive an annual bonus of from 0% to up to 200% of his base salary. This bonus will be paid in accordance with the terms and conditions of our 2002 Stock Award and Incentive Plan. In addition, in consideration for modifying and replacing the pre-tax income formula provided in his prior employment agreement for determining his annual bonus, and for entering into the amended employment agreement, Mr. Berman was granted the right to be issued an aggregate of 1,080,000 shares of restricted stock. The first tranche of restricted stock, totaling 240,000 shares, was granted at the time the agreement became effective, and the second tranche of restricted stock, totaling 120,000 shares, was granted on January 1, 2004. In each subsequent year of the employment agreement term, Mr. Berman will receive 120,000 shares of restricted stock. The grant of these shares is in accordance with our 2002 Stock Award and Incentive Plan, and the vesting of each tranche of restricted stock is subject to our achieving pre-tax income in excess of $2,000,000 in the fiscal year that the grant is made. Each tranche of restricted stock granted or to be granted from January 1, 2004 through January 1, 2008 is subject to a two-year vesting period, which may be accelerated to one year if we achieve certain earnings per share growth targets. Each tranche of restricted stock to be granted thereafter through January 1, 2010, is subject to a one-year vesting period.

      Mr. Bennett’s amended and restated our employment agreement, pursuant to which Mr. Bennett serves as our Executive Vice President and Chief Financial Officer, expires December 31, 2006. Mr. Bennett’s annual base salary in 2004 is $320,000 and is subject to annual increases in an amount, not less than $20,000, determined by our Board of Directors. In addition, as consideration for relinquishing the prior formula for determining his annual bonus, and for entering into the amended agreement, Mr. Bennett was awarded at the time his agreement became effective 120,000 shares of restricted stock, 60,000 of such shares vested on January 1, 2004 and the remaining 60,000 shares will vest on January 1, 2005, provided Mr. Bennett is then employed by us. This grant of restricted stock was in accordance with our 2002 Stock Award and Incentive Plan.

      Mr. Bianco’s amended and restated employment agreement, pursuant to which he serves as our Executive Vice President and Chief Merchandising Officer, provides for an annual base salary in 2004 of $725,000. Mr. Bianco’s agreement expires December 31, 2007. His base salary is subject to annual increases determined by our Board of Directors, but in an amount not less than $25,000 per annum. For our fiscal year ended December 31, 2003, Mr. Bianco did not receive a bonus. For each fiscal year between 2004 through 2007, Mr. Bianco’s bonus will depend on our achieving certain earnings per share growth targets. The earnings per share growth targets for 2004 will be determined annually by the Compensation Committee of our Board of Directors. Depending on the levels of earnings per share growth that we achieve in each fiscal year, Mr. Bianco will receive an annual bonus of from 0% to up to 200% of his base salary. This bonus will be paid in accordance with the terms and conditions of our 2002 Stock Award and Incentive Plan. In addition, in consideration for modifying and replacing the pre-tax income formula provided in his prior employment agreement for determining his annual bonus, and for entering into the amended employment agreement, Mr. Bianco was granted the right to be issued an aggregate of 480,000 shares of restricted stock. The first tranche of restricted stock, totaling 96,000 shares, was granted at the time the agreement became effective, and the second tranche of restricted stock, totaling 96,000 shares, was granted on January 1, 2004. In each subsequent year of the employment agreement term, Mr. Bianco will receive 96,000 shares of restricted stock. The grant of these shares is in accordance with our 2002 Stock Award and Incentive Plan, and the vesting of each tranche of restricted stock is subject to our achieving pre-tax income in excess of $2,000,000 in the fiscal year that the grant is made. Each tranche of restricted stock granted or to be granted from January 1,

2004 through January 1, 2007 is subject to a two-year vesting period, which may be accelerated to one year if we achieve certain earnings per share growth targets.

      If we terminate Mr. Friedman’s, Mr. Berman’s, Mr. Bianco’s or Mr. Bennett’s employment other than “for cause” or if a Named Officer resigns because of our material breach of the employment agreement or because we cause a material change in his employment, we are required to make a lump-sum severance payment in an amount equal to his base salary and bonus during the balance of the term of the employment agreement, based on his then applicable annual base salary and bonus. In the event of the termination of his employment under certain circumstances after a “Change of Control” (as defined in each employment agreement), we are required to make a one-time payment of an amount equal to 2.99 times of the “base amount” of such Named Officer determined in accordance with the applicable provisions of the Internal Revenue Code.

      The foregoing is only a summary of the material terms of our employment agreements with the Named Officers. For a complete description, copies of such agreements are annexed herein in their entirety as exhibits or are otherwise incorporated herein by reference.

      The following table sets forth certain information regarding options exercised and exercisable during 2003, and the value of options held as of December 31, 2003 by the Named Officers:

Aggregated Option/SAR Exercises in Last Fiscal Year

and Fiscal Year End Option/SAR Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
	Shares		Options/SARs		Options/SARs
	Acquired		at Fiscal Year End		at Fiscal Year End(2)
	on	Value
Name	Exercise (#)	Realized ($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Jack Friedman	187,500	1,364,063	175,341	181,913	647,986	313,404
Stephen G. Berman	—	—	227,494	223,544	923,093	533,007
Joel M. Bennett	—	—	38,864	66,339	173,358	276,088
Michael Bianco, Jr.	—	—	72,954	149,325	147,457	233,814

(1)	The product of (x) the difference between $12.50 (the closing sale price on October 22, 2003, the date the option was exercised) and $5.225, the exercise price of the option, multiplied by (y) the number of exercised options.

(2)	The product of (x) the difference between $13.15 (the closing sale price of the common stock on December 31, 2003) and the aggregate exercise price of such options, multiplied by (y) the number of unexercised options.

Compensation of Directors

      Directors currently receive an annual cash stipend in the amount of $10,000 for serving on the Board, and are reimbursed for reasonable expenses incurred in attending meetings. In addition, our Option Plan provides for each newly elected non-employee director to receive at the commencement of his term an option to purchase 37,500 shares of our common stock at their then current fair market value, and for grants to our non-employee directors: (i) on January 1 and July 1 of each year of an option to purchase 7,500 shares of our common stock at their then current fair market value, and (ii) on January 1 of each year of 1,000 shares of restricted stock beginning on January 1, 2004. Options granted to a non-employee director expire upon the termination of the director’s services for cause, but may be exercised at any time during a one-year period after such person ceases to serve as a director for any other reason.

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

      The following table sets forth certain information as of March 12, 2004 with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each Named Officer, and (4) all our directors and executive officers as a group.

	Amount and
	Nature of		Percent of
Name and Address of	Beneficial		Outstanding
Beneficial Owner(1)(2)	Ownership(s)(3)		Shares

FMR Corp.	2,672,300	(4)	11.0%
Heartland Advisors, Inc.	1,404,500	(5)	6.1
Royce & Associates, LLC	3,044,400	(6)	9.3
Franklin Resources, Inc.	1,424,707	(7)	5.6
Third Avenue Management LLC	2,855,211	(8)	11.3
Dimensional Fund Advisors, Inc.	1,633,402	(9)	6.5
Jack Friedman	760,797	(10)	3.0
Stephen G. Berman	629,123	(11)	2.5
Joel M. Bennett	194,706	(12)	*
Michael Bianco, Jr.	314,343	(13)	1.2
David C. Blatte	61,000	(14)	*
Robert E. Glick	77,519	(15)	*
Michael G. Miller	68,144	(16)	*
Murray L. Skala	79,457	(17)	*
All directors and executive officers as a group (8 persons)	2,181,906	(18)	8.4%

*	Less than 1% of our outstanding shares.

(1)	Unless otherwise indicated, such person’s address is c/o JAKKS Pacific, Inc., 22619 Pacific Coast Highway, Malibu, California 90265.

(2)	The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the Securities and Exchange Commission. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The percentage of our outstanding shares is calculated by including among the shares owned by such person any shares which such person or entity has the right to acquire within 60 days after March 15, 2004. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

(3)	Exercises sole voting power and sole investment power with respect to such shares.

(4)	The address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109. All the information with respect to this beneficial owner was extracted solely from its Schedule 13G/A filed on February 17, 2004.

(5)	Mr. William Nasgovitz, principal and controlling member of Heartland Advisors, Inc. (“HAI”), has also reported beneficial ownership of these shares. The address of each of HAI and Mr. Nasgovitz is 789 North Water Street, Milwaukee, WI 53202. All the information presented in this Item with respect to these beneficial owners was extracted solely from the Schedule 13G jointly filed on February 13, 2004.

(6)	The address of Royce & Associates, LLC is 1414 Avenue of the Americas, New York, New York 10019. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed on February 3, 2004.

(7)	Messrs. Charles B. Johnson and Rupert H. Johnson, principals and controlling members of Franklin Resources Inc. (“FRI”), have also reported beneficial ownership of these shares. The address of each of FRI and Messrs. Johnson is One Franklin Parkway, San Mateo, CA 94403. All the information presented in this Item with respect to these beneficial owners was extracted solely from the Schedule 13G jointly filed on February 13, 2004.

(8)	The address of Third Avenue Management LLC is 622 Third Avenue, New York, NY 10017. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on January 8, 2004.

(9)	The address of Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed on February 6, 2004.

(10)	Includes 3,186 shares held in trusts for the benefit of children of Mr. Friedman. Also includes 175,339 shares of common stock issuable upon the conversion of options held by Mr. Friedman. Also includes 120,000 shares of common stock issued on January 1, 2004 pursuant to the terms of Mr. Friedman’s January 1, 2003 Employment Agreement, which shares are further subject to the terms of our January 1, 2004 Restricted Stock Award Agreement with Mr. Friedman (the “Friedman Agreement”). The Friedman Agreement provides that Mr. Friedman will forfeit his rights to all 120,000 shares unless certain conditions precedent are met prior to January 1, 2005, including the condition that our Pre-Tax Income (as defined in the Friedman Agreement) for 2004 exceeds $2,000,000, whereupon the forfeited shares will become authorized but unissued shares of our common stock. The Friedman Agreement further prohibits Mr. Friedman from selling, assigning, transferring, pledging or otherwise encumbering (a) 60,000 of the 120,000 shares prior to January 1, 2005 and (b) the remaining 60,000 shares prior to January 1, 2006; provided, however, that if our Pre-Tax Income for 2004 exceeds $2,000,000 and our Adjusted EPS Growth (as defined in the Friedman Agreement) for 2004 increases by certain percentages as set forth in the Friedman Agreement, the vesting of some or all of the 60,000 shares that would otherwise vest on January 1, 2006 will be accelerated to the date the Adjusted EPS Growth is determined.

(11)	Includes 269,123 shares of common stock issuable upon the conversion of options held by Mr. Berman. Also includes 120,000 shares of common stock issued on January 1, 2004 pursuant to the terms of Mr. Berman’s January 1, 2003 Employment Agreement, which shares are further subject to the terms of our January 1, 2004 Restricted Stock Award Agreement with Mr. Berman (the “Berman Agreement”). The Berman Agreement provides that Mr. Berman will forfeit his rights to all 120,000 shares unless certain conditions precedent are met prior to January 1, 2005, including the condition that our Pre-Tax Income (as defined in the Berman Agreement) for 2004 exceeds $2,000,000, whereupon the forfeited shares will become authorized but unissued shares of our common stock. The Berman Agreement further prohibits Mr. Berman from selling, assigning, transferring, pledging or otherwise encumbering

(a) 60,000 of the 120,000 shares prior to January 1, 2005 and (b) the remaining 60,000 shares prior to January 1, 2006; provided, however, that if our Pre-Tax Income for 2004 exceeds $2,000,000 and our Adjusted EPS Growth (as defined in the Berman Agreement) for 2004 increases by certain percentages as set forth in the Berman Agreement, the vesting of some or all of the 60,000 shares that would otherwise vest on January 1, 2006 will be accelerated to the date the Adjusted EPS Growth is determined.

(12)	Includes 47,456 shares which Mr. Bennett may purchase upon the exercise of certain stock options. Also includes 60,000 shares of common stock issued to Mr. Bennett pursuant to the terms of his Employment Agreement, which shares may not be sold, assigned, transferred or otherwise encumbered prior to January 1, 2005 and which shares may be transferred if Mr. Bennett is not then employed by us.

(13)	Includes 82,293 shares which Mr. Bianco may purchase upon the exercise of certain stock options. Also includes 96,000 shares of common stock issued on January 1, 2004 pursuant to the terms of Mr. Bianco’s January 1, 2003 Employment Agreement, which shares are further subject to the terms of our January 1, 2004 Restricted Stock Award Agreement with Mr. Bianco (the “Bianco Agreement”). The Bianco Agreement provides that Mr. Bianco will forfeit his rights to all 96,000 shares unless certain conditions precedent are met prior to January 1, 2005, including the condition that our Pre-Tax Income (as defined in the Bianco Agreement) for 2004 exceeds $2,000,000, whereupon the forfeited shares will become authorized but unissued shares of our common stock. The Bianco Agreement further prohibits Mr. Bianco from selling, assigning, transferring, pledging or otherwise encumbering (a) 48,000 of the 96,000 shares prior to January 1, 2005 and (b) the remaining 48,000 shares prior to January 1, 2006; provided, however, that if our Pre-Tax Income for 2004 exceeds $2,000,000 and our Adjusted EPS Growth (as defined in the Bianco Agreement) for 2004 increases by certain percentages as set forth in the Bianco Agreement, the vesting of some or all of the 48,000 shares that would otherwise vest on January 1, 2006 will be accelerated to the date the Adjusted EPS Growth is determined.

(14)	Includes 60,000 shares which Mr. Blatte may purchase upon the exercise of certain stock options and 1,000 shares of common stock issued on January 1, 2004, to all of our non-employee directors pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which such 1,000 shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2005.

(15)	Includes 76,519 shares which Mr. Glick may purchase upon the exercise of certain stock options and 1,000 shares of Common Stock issued on January 1, 2004, to all of our non-employee directors pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which such 1,000 shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2005.

(16)	Includes 67,144 shares which Mr. Miller may purchase upon the exercise of certain stock options and 1,000 shares of Common Stock issued on January 1, 2004, to all of our non-employee directors pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which such 1,000 shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2005.

(17)	Includes 75,271 shares which Mr. Skala may purchase upon the exercise of certain stock options, 3,186 shares held by Mr. Skala as trustee under a trust for the benefit of Mr. Friedman’s minor child and 1,000 shares of common stock issued on January 1, 2004, to all of our non-employee directors pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which such 1,000 shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2005.

(18)	Includes 3,186 shares held in a trust for the benefit of Mr. Friedman’s minor child and an aggregate of 853,148 shares which the directors and executive officers may purchase upon the exercise of certain stock options.

Equity Compensation Plan Information

      The table below sets forth the following information as of the fiscal year ended December 31, 2003 for (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders, if any:

(a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b) the weighted-average exercise price of such outstanding options, warrants and rights;

(c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

Number of Securities
Remaining Available
	Number of	Weighted-Average	for
	Securities to be	Exercise Price of	Future Issuance Under
	Issued upon Exercise	Outstanding	Equity Compensation
	of Outstanding	Options,	Plans (Excluding
	Options,	Warrants and	Securities Reflected in
	Warrants and Rights	Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,268,461	$12.15	1,718,392
Equity compensation plans not approved by security holders	—	—	—

Total	2,268,461	$12.15	1,718,392

      Equity compensation plans approved by our stockholders include the 2002 Stock Award and Incentive Plan.

Item 13. Certain Relationships and Related Transactions

      One of our directors, Murray L. Skala, is a partner in the law firm of Feder, Kaszovitz, Isaacson, Weber, Skala, Bass & Rhine LLP, which has performed, and is expected to continue to perform, legal services for us. In 2003, we incurred approximately $3,116,866 for legal fees and $525,559 for reimbursable expenses payable to that firm. As of December 31, 2002 and 2003, legal fees and reimbursable expenses of $656,724 and $721,837, respectively, were payable to this law firm.

      In April 2000, we loaned $1,500,000 to each of Jack Friedman and Stephen G. Berman. The entire principal amount of each loan was originally due on April 28, 2003 and, until repaid, interest thereon is payable semi-annually at the rate of 6.5% per annum. Mr. Berman’s indebtedness to us under his loan is secured by a deed of trust on certain real property. As of March 27, 2003, the outstanding principal balances of Mr. Friedman’s and Mr. Berman’s loans including interest accrued thereon were paid in full. Both loans were made to assist our executive officers in meeting certain personal financial obligations.

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

      (b)     Changes in internal controls.

      There have been no significant changes in our internal controls or in other factors which could significantly affect our disclosure controls subsequent to the date we conducted our evaluation.

Item 15.	Principal Accountant Fees and Services.

      The following are the fees billed us by our auditors, PKF, for services rendered thereby during 2003 and 2002:

	2002	2003

Audit Fees	$326,888	$484,307
Audit Related Fees	0	11,603
Tax Fees	103,638	205,673
All Other Fees	29,510	56,811

      Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that are normally provided by PKF in connection with our statutory and regulatory filings or engagements.

      Audit Related Fees consist of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

      Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns, consultancy and advice on international and domestic tax structures and tax planning relating to our acquisition efforts.

      All Other Fees consist of the aggregate fees billed for products and services provided by PKF and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees. Included in such Other Fees were fees for services rendered by PKF in connection with our private and public offerings conducted during such periods, as well as reviews related to our acquisition efforts.

      Our Audit Committee has considered whether the provision of the non-audit services described above is compatible with maintaining PKF’s independence and determined that such services are appropriate.

      Before the auditors are engaged to provides us audit or non-audit services, such engagement is approved by the Audit Committee of our Board of Directors.

PART IV

Item 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements (included in Item 8):

•	Independent Auditors’ Report

•	Consolidated Balance Sheets as of December 31, 2002 and 2003

•	Consolidated Statements of Operations for the years ended December 31, 2001, 2002 and 2003

•	Consolidated Statements of Other Comprehensive Income for the years ended December 31, 2001, 2002 and 2003

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2001, 2002 and 2003

•	Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003

•	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules (included in Item 8)

•	Schedule II — Valuation and Qualifying Accounts

(3) Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	By-Laws of the Company (2)
3.2.1	Amendment to By-Laws of the Company (3)
10.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1A	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1B	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1C	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.3	Amended and Restated Employment Agreement between the Company and Jack Friedman, dated as of March 26, 2003 (36)
10.4	Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of March 26, 2003 (36)
10.5	Amended and Restated Employment Agreement between the Company and Michael Bianco dated as of March 26, 2003 (36)

Exhibit
Number	Description

10.6	Amended and Restated Employment Agreement between the Company and Joel M. Bennet, dated March 26, 2003 (36)
10.7	License Agreement with Titan Sports, Inc. dated October 24, 1995 (2)
10.7.1	Amendment to License Agreement with Titan Sports, Inc. dated April 22, 1996 (9)
10.7.2	Amendment to License Agreement with Titan Sports, Inc. dated January 21, 1997 (9)
10.7.3	Amendment to License Agreement with Titan Sports, Inc. dated December 3, 1997 (10)
10.7.4	Amendment to License Agreement with Titan Sports, Inc. dated January 29, 1998 (10)
10.7.5	Amendment to License Agreement with Titan Sports, Inc. dated June 24, 1998 (11)
10.7.6	Amendment to License Agreement with Titan Sports, Inc. dated February 11, 1999 (11)
10.8	International License Agreement with Titan Sports, Inc. dated February 10, 1997 (9)
10.8.1	Amendment to International License Agreement with Titan Sports, Inc. dated December 3, 1997 (10)
10.8.2	Amendment to International License Agreement with Titan Sports, Inc. dated January 29, 1998 (10)
10.9	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (12)
10.10	Term Note dated April 13, 2000 in the principal amount of $1,500,000 made by Jack Friedman payable to the order of the Company (13)
10.11	Installment Note dated April 26, 2000 in the principal amount of $1,500,000 made by Stephen Berman and Ana Berman payable to the order of the Company (14)
10.12	Deed of Trust dated April 26, 2000 made by Stephen Berman and Ana Berman in favor of First American Title Insurance Company, as Trustee (15)
10.13	Lease dated as of November 21, 2000 between Grand Avenue Venture, LLC and JP Ferrero Parkway, Inc. (16)
10.14	Loan Agreement dated as of October 12, 2001 among JAKKS, certain other Borrowers, the Lenders named therein and Bank of America, N.A., as Administrative Agent (17)
10.15	First Amendment to Loan Agreement and Consent and Waiver dated as of March 8, 2002 (18)
10.16	Security Agreement (Borrowers) dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (19)
10.17	Trademark Security Agreement dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (20)
10.18	Patent Security Agreement dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (21)
10.19	Pledge Agreement dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (22)
10.20	Lock Box Agreement dated as of October 12, 2001 among JAKKS, certain other Customers, Bank of America, as Administrative Agent, and the Lenders referred to therein (23)
10.21	Guaranty dated as of October 12, 2001 among the Domestic Subsidiaries named therein, Bank of America, as Administrative Agent, and the Lenders referred to therein (24)
10.22	Security Agreement dated as of October 12, 2001 among the Grantors named therein, Bank of America, N.A., as Administrative Agent, and the Lenders referred to therein (25)
10.23	Stock Purchase Agreement dated as of February 10, 2002 among JAKKS, Toymax and the Shareholders named therein (26)
10.24	Agreement of Merger dated as of February 10, 2002 among JAKKS, JP/TII Acquisition Corp. and Toymax (27)
10.25	Letter Agreement dated March 11, 2002 among Toymax, JAKKS and the selling stockholders named therein (28)

Exhibit
Number	Description

10.26	Termination and Replacement of Manufacturing Agreement dated March 11, 2002 among Toymax, Toymax (H.K.) Limited, Jauntiway Investments Limited, et al. (29)
10.27	Termination of Agency Agreements and Stock Options dated March 11, 2002 among Tai Nam Industrial Company Limited, David Ki Kwan Chu, Frances Shuk Kuen Leung, Toymax, et al. (30)
10.28	Registration Rights Agreement dated as of March 11, 2002 among JAKKS, Best Phase Limited, Hargo (Barbados) Limited, Harvey Goldberg and Steven A. Lebensfeld (31)
10.29	Termination of Employment Agreement dated March 11, 2002 among Steven Lebensfeld, Toymax and JAKKS (32)
10.30	Employment Agreement dated as of March 11, 2002 between JAKKS and Steven Lebensfeld (33)
10.31	Termination of Employment Agreement dated March 11, 2002 among Harvey Goldberg, 1515037 Ontario Ltd., Toymax and JAKKS (34)
10.32	Consulting Agreement dated as of March 11, 2002 among JAKKS, 1515037 Ontario Ltd. and Harvey Goldberg (35)
10.33	Form of Restricted Stock Agreement (36)
14	Code of Ethics (*)
21	Subsidiaries of the Company (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Jack Friedman (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Joel Bennett (*)
32.1	Section 1350 Certification of Jack Friedman (*)
32.2	Section 1350 Certification of Joel Bennett (*)

(1)	Incorporated by reference to Appendix 2 of the Company’s Schedule 14A Proxy Statement filed August 23, 2002.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as Appendix A to the Company’s definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, filed June 23, 1998, and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.

(6)	Filed previously as exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.

(7)	Incorporated by reference to Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001.

(8)	Filed previously as exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.

(9)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-KSB for its fiscal year ended December 31, 1996, and incorporated herein by reference.

(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-KSB for its fiscal year ended December 31, 1997, and incorporated herein by reference.

(11)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed April 22, 1999, and incorporated herein by reference.

(12)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.

(13)	Incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(14)	Incorporated by reference to exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(15)	Incorporated by reference to exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(16)	Incorporated by reference to exhibit 10.58 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed April 2, 2001.

(17)	Incorporated by reference to exhibit 15(A) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(18)	Incorporated by reference to exhibit 15(B) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(19)	Incorporated by reference to exhibit 15(C) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(20)	Incorporated by reference to exhibit 15(D) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(21)	Incorporated by reference to exhibit 15(E) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(22)	Incorporated by reference to exhibit 15(F) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(23)	Incorporated by reference to exhibit 15(G) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(24)	Incorporated by reference to exhibit 15(H) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(25)	Incorporated by reference to exhibit 15(I) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(26)	Incorporated by reference to exhibit 1 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(27)	Incorporated by reference to exhibit 2 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(28)	Incorporated by reference to exhibit 3 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(29)	Incorporated by reference to exhibit 4 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(30)	Incorporated by reference to exhibit 5 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(31)	Incorporated by reference to exhibit 6 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(32)	Incorporated by reference to exhibit 7 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(33)	Incorporated by reference to exhibit 8 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc. filed March 20, 2002.

(34)	Incorporated by reference to exhibit 9 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(35)	Incorporated by reference to exhibit 10 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(36)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, filed March 31, 2003, incorporated herein by reference.

(*)	Filed herewith.

(b)	Reports on Form 8-K

We filed Current Reports on Form 8-K on October 21, 2003 relating to our announcement of earnings for the third quarter of 2003 and on October 31, 2003 relating to our announcement that our Chief Executive Officer and Chief Financial Officer would be speaking at an investor conference.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2004

JAKKS PACIFIC, INC.

By:	/s/ JACK FRIEDMAN

Jack Friedman
Chairman and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JACK FRIEDMAN Jack Friedman	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 15, 2004
/s/ JOEL M. BENNETT Joel M. Bennett	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2004
/s/ STEPHEN G. BERMAN Stephen G. Berman	Director	March 15, 2004
/s/ DAVID C. BLATTE David C. Blatte	Director	March 15, 2004
/s/ ROBERT E. GLICK Robert E. Glick	Director	March 15, 2004
/s/ MICHAEL G. MILLER Michael G. Miller	Director	March 15, 2004
/s/ MURRAY L. SKALA Murray L. Skala	Director	March 15, 2004

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	By-Laws of the Company (2)
3.2.1	Amendment to By-Laws of the Company (3)
10.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1A	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1B	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1C	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.3	Amended and Restated Employment Agreement between the Company and Jack Friedman, dated as of March 26, 2003 (36)
10.4	Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of March 26, 2003 (36)
10.5	Amended and Restated Employment Agreement between the Company and Michael Bianco dated as of March 26, 2003 (36)
10.6	Amended and Restated Employment Agreement between the Company and Joel M. Bennet, dated March 26, 2003 (36)
10.7	License Agreement with Titan Sports, Inc. dated October 24, 1995 (2)
10.7.1	Amendment to License Agreement with Titan Sports, Inc. dated April 22, 1996 (9)
10.7.2	Amendment to License Agreement with Titan Sports, Inc. dated January 21, 1997 (9)
10.7.3	Amendment to License Agreement with Titan Sports, Inc. dated December 3, 1997 (10)
10.7.4	Amendment to License Agreement with Titan Sports, Inc. dated January 29, 1998 (10)
10.7.5	Amendment to License Agreement with Titan Sports, Inc. dated June 24, 1998 (11)
10.7.6	Amendment to License Agreement with Titan Sports, Inc. dated February 11, 1999 (11)
10.8	International License Agreement with Titan Sports, Inc. dated February 10, 1997 (9)
10.8.1	Amendment to International License Agreement with Titan Sports, Inc. dated December 3, 1997 (10)
10.8.2	Amendment to International License Agreement with Titan Sports, Inc. dated January 29, 1998 (10)
10.9	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (12)
10.10	Term Note dated April 13, 2000 in the principal amount of $1,500,000 made by Jack Friedman payable to the order of the Company (13)
10.11	Installment Note dated April 26, 2000 in the principal amount of $1,500,000 made by Stephen Berman and Ana Berman payable to the order of the Company (14)
10.12	Deed of Trust dated April 26, 2000 made by Stephen Berman and Ana Berman in favor of First American Title Insurance Company, as Trustee (15)
10.13	Lease dated as of November 21, 2000 between Grand Avenue Venture, LLC and JP Ferrero Parkway, Inc. (16)
10.14	Loan Agreement dated as of October 12, 2001 among JAKKS, certain other Borrowers, the Lenders named therein and Bank of America, N.A., as Administrative Agent (17)
10.15	First Amendment to Loan Agreement and Consent and Waiver dated as of March 8, 2002 (18)
10.16	Security Agreement (Borrowers) dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (19)

Exhibit
Number	Description

10.17	Trademark Security Agreement dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (20)
10.18	Patent Security Agreement dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (21)
10.19	Pledge Agreement dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (22)
10.20	Lock Box Agreement dated as of October 12, 2001 among JAKKS, certain other Customers, Bank of America, as Administrative Agent, and the Lenders referred to therein (23)
10.21	Guaranty dated as of October 12, 2001 among the Domestic Subsidiaries named therein, Bank of America, as Administrative Agent, and the Lenders referred to therein (24)
10.22	Security Agreement dated as of October 12, 2001 among the Grantors named therein, Bank of America, N.A., as Administrative Agent, and the Lenders referred to therein (25)
10.23	Stock Purchase Agreement dated as of February 10, 2002 among JAKKS, Toymax and the Shareholders named therein (26)
10.24	Agreement of Merger dated as of February 10, 2002 among JAKKS, JP/TII Acquisition Corp. and Toymax (27)
10.25	Letter Agreement dated March 11, 2002 among Toymax, JAKKS and the selling stockholders named therein (28)
10.26	Termination and Replacement of Manufacturing Agreement dated March 11, 2002 among Toymax, Toymax (H.K.) Limited, Jauntiway Investments Limited, et al. (29)
10.27	Termination of Agency Agreements and Stock Options dated March 11, 2002 among Tai Nam Industrial Company Limited, David Ki Kwan Chu, Frances Shuk Kuen Leung, Toymax, et al. (30)
10.28	Registration Rights Agreement dated as of March 11, 2002 among JAKKS, Best Phase Limited, Hargo (Barbados) Limited, Harvey Goldberg and Steven A. Lebensfeld (31)
10.29	Termination of Employment Agreement dated March 11, 2002 among Steven Lebensfeld, Toymax and JAKKS (32)
10.30	Employment Agreement dated as of March 11, 2002 between JAKKS and Steven Lebensfeld (33)
10.31	Termination of Employment Agreement dated March 11, 2002 among Harvey Goldberg, 1515037 Ontario Ltd., Toymax and JAKKS (34)
10.32	Consulting Agreement dated as of March 11, 2002 among JAKKS, 1515037 Ontario Ltd. and Harvey Goldberg (35)
10.33	Form of Restricted Stock Agreement (36)
14	Code of Ethics (*)
21	Subsidiaries of the Company (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Jack Friedman (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Joel Bennett (*)
32.1	Section 1350 Certification of Jack Friedman (*)
32.2	Section 1350 Certification of Joel Bennett (*)

(1)	Incorporated by reference to Appendix 2 of the Company’s Schedule 14A Proxy Statement filed August 23, 2002.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as Appendix A to the Company’s definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, filed June 23, 1998, and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.

(6)	Filed previously as exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.

(7)	Incorporated by reference to Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001.

(8)	Filed previously as exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.

(9)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-KSB for its fiscal year ended December 31, 1996, and incorporated herein by reference.

(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-KSB for its fiscal year ended December 31, 1997, and incorporated herein by reference.

(11)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed April 22, 1999, and incorporated herein by reference.

(12)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.

(13)	Incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(14)	Incorporated by reference to exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(15)	Incorporated by reference to exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(16)	Incorporated by reference to exhibit 10.58 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed April 2, 2001.

(17)	Incorporated by reference to exhibit 15(A) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(18)	Incorporated by reference to exhibit 15(B) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(19)	Incorporated by reference to exhibit 15(C) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(20)	Incorporated by reference to exhibit 15(D) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(21)	Incorporated by reference to exhibit 15(E) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(22)	Incorporated by reference to exhibit 15(F) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(23)	Incorporated by reference to exhibit 15(G) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(24)	Incorporated by reference to exhibit 15(H) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(25)	Incorporated by reference to exhibit 15(I) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(26)	Incorporated by reference to exhibit 1 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(27)	Incorporated by reference to exhibit 2 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(28)	Incorporated by reference to exhibit 3 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(29)	Incorporated by reference to exhibit 4 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(30)	Incorporated by reference to exhibit 5 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(31)	Incorporated by reference to exhibit 6 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(32)	Incorporated by reference to exhibit 7 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(33)	Incorporated by reference to exhibit 8 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc. filed March 20, 2002.

(34)	Incorporated by reference to exhibit 9 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(35)	Incorporated by reference to exhibit 10 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(36)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, filed March 31, 2003, and incorporated herein by reference.

(*)	Filed herewith.