Form 10-Q
period 2004-03-31
JAKKS PACIFIC INC
filed 2004-04-26
CIK 1009829

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ______________

Commission file number: 0-28104

JAKKS Pacific, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4527222 (I.R.S. Employer Identification No.)

22619 Pacific Coast Highway Malibu, California (Address of principal executive offices)	90265 (Zip Code)

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

The number of shares outstanding of the issuer’s common stock is 25,327,509 (as of April 26, 2004).

JAKKS PACIFIC, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2004

ITEMS IN FORM 10-Q

		PAGE

Facing page
Part I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed consolidated balance sheets —
	December 31, 2003 and March 31, 2004 (unaudited)	3
	Condensed consolidated statements of operations for the three months
	ended March 31, 2003 and 2004 (unaudited)	4
	Condensed consolidated statements of comprehensive income for the three months ended March 31, 2003 and 2004 (unaudited)	4
	Condensed consolidated statements of cash flows for the three months ended
	March 31, 2003 and 2004 (unaudited)	5
	Notes to condensed consolidated financial statements (unaudited)	6
Item 2	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	8
Item 3	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4	Controls and Procedures	12
Part II	OTHER INFORMATION
Item 1	Legal Proceedings	None
Item 2	Changes in Securities and Use of Proceeds	None
Item 3	Defaults Upon Senior Securities	None
Item 4	Submission of Matters to a Vote of Security Holders	None
Item 5	Other Information	None
Item 6	Exhibits and Reports on Form 8-K	13
Signatures		14

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

ASSETS

	December 31, 2003	March 31, 2004

	(In thousands, except share amounts)
	(*)	(unaudited)
Current assets
Cash and cash equivalents	$118,182	$142,884
Marketable securities	19,345	13,746
Accounts receivable, net of allowances for uncollectible accounts of $7,877 and $8,195, respectively	86,119	76,462
Inventory, net of reserves for potential product obsolescence of $5,025 and $5,101, respectively	44,400	44,768
Prepaid expenses and other current assets	16,762	20,322

Total current assets	284,808	298,182

Office furniture and equipment	6,563	6,829
Molds and tooling	34,481	35,289
Leasehold improvements	2,429	2,444

Total	43,473	44,562
Less accumulated depreciation and amortization	31,751	33,522

Property and equipment, net	11,722	11,040
Investment in joint venture	9,097	3,942
Goodwill, net	206,952	207,469
Trademarks, net	11,568	11,795
Intangibles and other, net	13,217	13,246

Total assets	$537,364	$545,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$50,168	$46,167
Income taxes payable	2,021	3,077
Current portion of long term debt	19	19

Total current liabilities	52,208	49,263
Long term debt, net of current portion	98,042	98,037
Deferred income taxes	1,164	1,164

Total liabilities	151,414	148,464

Stockholders’ equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 24,866,940 and 25,316,996 shares issued and outstanding, respectively	25	25
Additional paid-in capital	245,219	252,374
Retained earnings	141,055	145,402
Accumulated comprehensive loss	(349)	(591)

Total stockholders’ equity	385,950	397,210

Total liabilities and stockholders’ equity	$537,364	$545,674

See accompanying notes to condensed consolidated financial statements.

(*) Derived from audited financial statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2003 and 2004 (Unaudited)

	Three Months Ended March 31,

	2003	2004

	(In thousands, except per share data)
Net sales	$67,759	$73,986
Cost of sales	40,317	43,520

Gross profit	27,442	30,466
Selling, general and administrative expenses	19,938	24,699

Income from operations	7,504	5,767
Profit from joint venture	(176)	(360)
Interest, net	(162)	481

Income before provision for income taxes	7,842	5,646
Provision for income taxes	1,882	1,299

Net income	$5,960	4,347

Earnings per share — basic	$0.24	$0.17

Earnings per share — diluted	$0.24	$0.17

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2003 and 2004 (Unaudited)

	Three Months Ended March 31,

	2003	2004

	(In thousands)
Net income	$5,960	$4,347

Other comprehensive loss, net of tax:

Foreign currency translation adjustment	—	(242)

Comprehensive income	$5,960	$4,105

See notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2003 and 2004 (Unaudited)

	Three Months Ended March 31,

	2003	2004

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,960	$4,347

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,145	2,324
Compensation adjustment for repriced stock option grants	(1,034)	1,001
Investment in joint venture	5,136	5,155
Earned compensation from restricted stock grants	—	798
Change in operating assets and liabilities
Accounts receivable	(2,711)	9,657
Inventory	2,542	(368)
Prepaid expenses and other current assets	(2,681)	1,440
Accounts payable and accrued expenses	(5,519)	(4,001)
Income taxes payable	2,880	1,056

Total adjustments	758	17,062

Net cash provided by operating activities	6,718	21,409

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for net assets acquired	(461)	(517)
Purchase of property and equipment	(1,158)	(1,089)
Other assets	(216)	(811)
Net sale of marketable securities	—	5,599
Repayment of notes receivable from officers	1,113	—

Net cash provided (used) by investing activities	(722)	3,182

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options and warrants exercised	705	358
Repurchase of common shares	(3,358)	—
Repayment of long term debt	(4)	(5)

Net cash provided (used) by financing activities	(2,657)	353

Effect of exchange rate changes on cash	—	(242)

Net increase in cash and cash equivalents	3,339	24,702
Cash and cash equivalents, beginning of period	68,412	118,182

Cash and cash equivalents, end of period	$71,751	$142,884

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,541	$203

Interest	$16	$1

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2004

Note 1 — Basis of Presentation

The accompanying 2003 and 2004 unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in our Form 10-K, which contains financial information for the three years in the period ended December 31, 2003.

The information provided in this report reflects all adjustments (consisting solely of normal recurring accruals) that are, in the opinion of management, necessary to present fairly the results of operations for this period. The results for this period are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of JAKKS Pacific, Inc. and its wholly-owned subsidiaries.

Basic earnings per share has been computed using the weighted average number of common shares. Diluted earnings per share has been computed using the weighted average number of common shares and common share equivalents (which consist of warrants, options, and convertible debt to the extent they are dilutive).

Note 2 — Business Segments and Geographic Data

      The Company is a worldwide producer and marketer of children’s toys and related products, principally engaged in the design, development, production and marketing of traditional toys, including boys’ action figures, vehicles and playsets, craft and activity products, writing instruments, compounds, girls’ toys, and infant and preschool toys. The Company’s reportable segments are North America Toys, International and Other.

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

      Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three months ended March 31, 2003 and 2004 are as follows (in thousands):

	Three Months Ended March 31,

	2003	2004

Net Sales
North America Toys	$60,795	$65,626
International	6,938	8,327
Other	26	33

	$67,759	$73,986

	Three Months Ended March 31,

	2003	2004

Operating Income
North America Toys	$6,588	$5,115
International	912	649
Other	4	3

	$7,504	$5,767

	March 31,

	2003	2004

Assets
North America Toys	$356,679	$484,017
International	49,398	61,412
Other	155	245

	$406,232	$545,674

     The following tables present information about the Company by geographic area as of and for the three months ended March 31, 2003 and 2004 (in thousands):

	March 31,

	2003	2004

Long-lived Assets
United States	$162,000	$185,466
Hong Kong	58,898	52,284
Europe	602	3,977

	$221,500	$241,727

	Three Months ended March 31,

	2003	2004

Net Sales by Geographic Area
United States	$59,520	$65,660
Europe	6,344	6,156
Canada	1,301	1,147
Hong Kong	123	327
Other	471	696

	$67,759	$73,986

Note 3 — Inventories

     Net inventories include the ex-factory cost of goods and in-bound freight and duty and are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	December 31,	March 31,
	2003	2004

Deposits and raw materials	$1,033	$4,119
Finished goods	43,367	40,649

	$44,400	$44,768

Note 4 — Convertible Senior Notes

     Pursuant to the terms of a Purchase Agreement, dated June 9, 2003, the Company sold an aggregate of $98 million of 4.625% Convertible Senior Notes due June 15, 2023 and received net proceeds from the issuance of these convertible notes payable of approximately $94.4 million. The holders of the notes may convert the notes into shares of the Company’s common stock at any time at an initial conversion price of $20.00 per share, subject to certain circumstances described in the notes. The Company pays cash interest on the notes at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year, with the first payment having been made on December 15, 2003. After June 15, 2010, the Company will not pay cash interest on the notes. At maturity, on June 15, 2023, the Company will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance.

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

Note 5 — Credit Facility

     In October 2001, the Company and all of its domestic subsidiaries jointly and severally secured a syndicated line of credit totaling $50 million with a consortium of banks led by Bank of America, N.A. (“Line of Credit”). On June 3, 2003, the Company and the banks amended the loan agreements governing the Line of Credit (the “Loan Agreements”), pursuant to which amendment (i) the banks suspended certain of the Company’s covenants under the Loan Agreements, including those that prohibited us from consummating the Convertible Senior Notes offering (See Note 4) without the banks’ consent, and (ii) the banks’ obligations to extend credit under the Line of Credit were simultaneously suspended. The amendment contemplates that the Company and the banks will attempt to negotiate revised terms for the Line of Credit, to be reflected in a further amendment to the Loan Agreements, while waiving the requirement for obtaining consent for this offering. Neither the Company nor the banks, however, have any obligation to enter into such further amendment to the Loan Agreements. The amendment did not otherwise effect the Company’s right under the Loan Agreements to voluntarily reduce or terminate the Line of Credit. There have never been any outstanding borrowings under the Line of Credit since its inception.

Note 6 — Earnings Per Share

     The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,

	2003			2004

		WEIGHTED			WEIGHTED
		AVERAGE			AVERAGE
	INCOME	SHARES	PER-SHARE	INCOME	SHARES	PER-SHARE

Earnings per share — basic Income available to common stockholders	$5,960	24,430	$0.24	$4,347	25,276	$0.17

Effect of dilutive securities Options, warrants and convertible debt	—	487		—	500

Earnings per share — diluted Income available to common stockholders plus assumed exercises	$5,960	24,917	$0.24	$4,347	25,776	$0.17

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
March 31, 2004

Note 7 — Common Stock and Preferred Stock

     The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.

      In February 2003, the Company’s Board of Directors approved a buyback of up to $20 million of our Common Stock. During 2003, the Company repurchased and retired 554,500 shares of its common stock at an aggregate cost of approximately $6.1 million. There were no common stock repurchases during the three months ended March 31, 2004.

Note 8 — Acquisitions

     In May, 2003, the Company purchased the product lines, related assets and assumed certain liabilities from P&M Products USA, Inc. and an affiliated United Kingdom company, P&M Products Limited, (collectively “P&M”). The total purchase price of approximately $22.0 million consisted of cash paid in the amount of $20.7 million and liabilities of $1.3 million and resulted in goodwill of $16.8 million. Our results of operations have included P&M from the date of acquisition.

     The following unaudited pro forma information represents our consolidated results of operations as if the acquisition of P&M had occurred on January 1, 2003 and after giving effect to certain adjustments including the elimination of certain general and administrative expenses and other income and expense items not attributable to on-going operations, interest expense, and related tax effects. Such pro forma information does not purport to be indicative of operating results that would have been reported had the acquisition of P&M occurred on January 1, 2003 or future operating results.

	Three Months Ended March 31,

	2003	2004

	(In thousands, except per share data)
Net Sales	$74,083	$73,986

Net income	$5,172	$4,347

Earnings per share — basic	$0.21	$0.17

Weighted average shares outstanding — basic	24,430	25,276

Earnings per share — diluted	$0.21	$0.17

Weighted average shares and equivalents outstanding — diluted	24,917	25,776

Note 9 — Stock Option Plans

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation —Transition and Disclosure an Amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 Statement amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information.

     At March  31, 2004, the Company had stock-based employee compensation plans and accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, certain options had been repriced resulting in compensation adjustments, which have been reflected in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation.

     In 2003 and 2004, the fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: risk-free rate of interest of 4%; dividend yield of 0%, with volatility of 87%; and expected lives of five years.

	Three Months Ended March 31,

	2003	2004

	(In thousands, except per share data)
Net income, as reported	$5,960	$4,347

Add (Deduct): Stock-based employee compensation expense (income) included in reported net income, net of related tax effects	(786)	771

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	—	—

Pro forma net income	$5,174	$5,118

Earnings per share:
Basic — as reported	$0.24	$0.17

Basic — pro forma	$0.21	$0.20

Diluted — as reported	$0.24	$0.17

Diluted — pro forma	$0.21	$0.20

Note 10 — Marketable Securities

     At March 31, 2004 marketable securities were categorized as available for sale and related unrealized holding gains or losses were included as a component of stockholders’ equity. At December 31, 2003 and March 31, 2004, cost approximated fair market value.

Note 11 — Recent Accounting Pronouncements

     In January 2003 and as revised in December 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”) and FASB Interpretation No. 46R. Interpretations 46 and 46R require companies with a variable interest in a variable interest entity to apply this guidance as of the beginning of the first reporting period after December 15, 2003. The application of the guidance could result in the consolidation of a variable interest entity. The Company’s adoption of Interpretations 46 and 46R did not have a material effect on the Company’s financial position or results of operations.

Note 12 — Subsequent Event

     On April 20, 2004, the Company announced that it had reached an agreement in principle to acquire the assets of Play Along, Inc., Play Along (Hong Kong) Limited and PA Distribution, Inc. (collectively “Play Along”) for consideration of cash in the amount of $75.0 million, common stock of the Company valued at $11.2 million, and an earn-out of up to an aggregate amount of $30.0 million based on the achievement of certain financial criteria. Play Along designs and produces traditional toys, which it distributes domestically and internationally.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and Notes thereto which appear elsewhere herein.

RECENT DEVELOPMENTS

     In May  2003, we purchased the product lines, related assets and assumed certain liabilities from P&M Products USA, Inc. and an affiliated United Kingdom company, P&M Products Limited, (collectively “P&M”). The total purchase price of approximately $22.0 million consisted of cash paid in the amount of $20.7 million and liabilities of $1.3 million and resulted in goodwill of $16.8 million. Our results of operations have included P&M from the date of acquisition.

     On April 20, 2004, we announced that we had reached an agreement in principle to acquire the assets of Play Along, Inc., Play Along (Hong Kong) Limited and PA Distribution, Inc. (collectively, “Play Along”) for consideration of cash in the amount of $75.0 million, shares of our common stock valued at $11.2 million and an earn-out of up to an aggregate amount of $30.0 million based on the achievement of certain financial criteria. Play Along designs and produces traditional toys, which it distributes domestically and internationally.

RESULTS OF OPERATIONS

     The following unaudited table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	Three Months Ended
	March 31,

	2003	2004

Net sales	100.0%	100.0%
Cost of sales	59.5	58.8

Gross profit	40.5	41.2
Selling, general and administrative expenses	29.4	33.4

Income from operations	11.1	7.8
Profit from joint venture	(0.3)	(0.5)
Interest, net	(0.2)	0.6

Income before provision for income taxes	11.6	7.7
Provision for income taxes	2.8	1.8

Net income	8.8%	5.9%

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

     Net Sales. Net sales were $74.0 million in 2004 compared to $67.8 million in 2003, representing an increase of 9.2%. The contribution to net sales by our traditional toy products, including TV Games, WWE, Dragon Ball Z, Mucha Lucha and Classic Monsters action figures, NASCAR vehicles and action figures, and writing instruments, was partially offset by a decrease in sales of our crafts and activities and our seasonal products, including water guns and junior sports toys.

     Gross Profit. Gross profit increased $3.0 million, or 11.0%, to $30.5 million, or 41.2% of net sales, in 2004 from $27.4 million, or 40.5% of net sales, in 2003. The overall increase in gross profit was attributable to the increase in net sales and an increase in gross profit margin. The increase in gross profit margin of 0.7% of net sales was due to an increase in net sales of higher margin traditional products, which was partially offset by an increase in royalty expense as a percentage of net sales due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalties.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $24.7 million in 2004 and $19.9 million in 2003, constituting 33.4% and 29.4% of net sales, respectively. The overall increase of $4.7 million in such costs was primarily due to the impact of stock-based compensation. In 2004, we had a stock-based compensation charge of $1.7 million compared to a benefit of $1.0 million in 2003 and an increase in direct selling expenses, primarily advertising and promotional expenses in 2004 in support of the sell-through of our various products at retail. We produced and aired television commercials in support of several of our products, including World Wrestling Entertainment and Dragon Ball Z action figures and Flying Colors products, in 2003 and 2004. From time to time, we may increase our advertising efforts, if we deem it appropriate for particular products.

     Acquisition Shut-down and Recall Costs. There were no acquisition shut-down and recall costs in the first quarter of 2003 and 2004. In June 2003, we accrued a $2.7 million charge for the recall of one of our products, and in the third quarter of 2003, we recorded a credit of $0.7 million for the recovery of recall costs from one of our third-party factories.

     The remaining component of the recall costs is as follows (in thousands):

	Accrued Balance			Accrued Balance
	December 31, 2003	Accrual	Actual	March 31, 2004

Recall costs	$490	$—	$197	$293

     Profit from Joint Venture. Profit from joint venture increased by $0.2 million in 2004 due to stronger carryover sales of existing titles in 2004 compared to two new lower-priced vehicle combat games plus lower carryover sales in 2003.

     Interest, Net. Interest income resulting from higher average cash balances during 2004 than in 2003 was offset by lower interest rates and accrued interest expense of $1.1 million for the convertible senior notes issued in June 2003.

     Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 2003 and 2004, at effective tax rates of 24.0% in 2003 and 23.0% in 2004, benefiting from a flat 17.0% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong for 2003 and 2004, respectively. As of March 31, 2004, we had deferred tax assets of approximately $4.5 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In making this determination, management considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003 and as revised in December 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”) and FASB Interpretation No. 46R. Interpretations 46 and 46R require companies with a variable interest in a variable interest entity to apply this guidance as of the beginning of the first reporting period after December 15, 2003. The application of the guidance could result in the consolidation of a variable interest entity. Our adoption of Interpretations 46 and 46R did not have a material effect on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2004, we had working capital of $248.9 million, as compared to $232.6 million as of December 31, 2003. This increase was primarily attributable to our operating results and the receipt of the preferred return from the joint venture with THQ.

     Operating activities provided net cash of $21.4 million in 2004, as compared to $6.7 million in 2003. Net cash was provided primarily by net income which was adjusted for non-cash charges, such as earned compensation from stock option grants and restricted stock grants and depreciation and amortization, as well as an increase in the cash received from the preferred return from THQ joint venture, decreases in accounts receivable and prepaid and other current operating assets and an increase in income taxes payable, which were offset in part by an increase in inventory and a decrease in accounts payable and accrued expenses. As of March 31, 2004, we had cash and cash equivalents and marketable securities of $156.6 million.

     Our investing activities provided net cash of $3.2 million in 2004, as compared to using $0.7 million in 2003, consisting primarily of the sale of marketable securities, partially offset by the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products and other assets. In 2003, our investing activities consisted primarily of cash paid for the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products and other assets. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties ranging from 1% to 18% payable on net sales of such products. As of March 31, 2004, these agreements required future aggregate minimum guarantees of $21.4 million, exclusive of $4.4 million in advances already paid.

     Our financing activities provided net cash of $0.4 million in 2004, consisting primarily of proceeds from the exercise of stock options and warrants. In 2003, financing activities used net cash of $2.7 million, consisting primarily of the repurchase of our common stock and the repayment of long term debt, partially offset by the exercise of stock options and warrants.

      In February 2003, our Board of Directors approved a buyback of up to $20 million of our common stock. During 2003, we repurchased and retired 554,500 shares of our common stock at an aggregate cost of approximately $6.1 million. There were no common stock repurchases during the three months ended March 31, 2004.

     In May 2003, we purchased the product lines and related assets and assumed certain liabilities from P&M. The total purchase price of approximately $22.0 million consisted of cash paid in the amount of $20.7 million and assumed liabilities of $1.3 million and resulted in goodwill of $16.8 million. Results of operations have included P&M from the date of acquisition.

     Pursuant to the terms of a Purchase Agreement, dated June 9, 2003, we sold an aggregate of $98 million of 4.625% Convertible Senior Notes due June 15, 2023 and received net proceeds from the issuance of these convertible notes payable of approximately $94.4 million. The holders of the notes may convert the notes into shares of our common stock at any time at an initial conversion price of $20.00 per share, subject to certain circumstances described in the notes. We pay cash interest on the notes at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year, with the first payment having been made on December 15, 2003. After June 15, 2010, we will not pay cash interest on the notes. At maturity, on June 15, 2023, we will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance.

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

     In October 2001, we and all of our domestic subsidiaries jointly and severally secured a syndicated line of credit totaling $50.0 million with a consortium of banks led by Bank of America, N.A. (“Line of Credit”). On June 3, 2003, we and the banks amended the loan agreements governing the Line of Credit (the “Loan Agreements”), pursuant to which amendment (i) the banks suspended certain of our covenants under the Loan Agreements, including those that prohibited us from consummating the Convertible Senior Notes offering without the banks’ consent, and (ii) the banks’ obligations to extend credit under the Line of Credit were simultaneously suspended. The amendment contemplates that we and the banks will attempt to negotiate revised terms for the Line of Credit, to be reflected in a further amendment to the Loan Agreements, while waiving the requirement for obtaining consent for this offering. Neither we nor the banks, however, have any obligation to enter into such further amendment to the Loan Agreements. The amendment did not otherwise effect our right under the Loan Agreements to voluntarily reduce or terminate the Line of Credit. There have never been any outstanding borrowings under the Line of Credit since its inception.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of March 31, 2004, we have not used derivative instruments or engaged in hedging activities to minimize our market risk.

INTEREST RATE RISK

     As of March 31, 2004, we did not have any outstanding balances on our Line of Credit. In June 2003, we issued convertible senior notes payable of $98 million with a fixed interest rate of 4.625% per annum. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

FOREIGN CURRENCY RISK

     We have wholly-owned subsidiaries in Hong Kong and in the United Kingdom. Sales by these operations made on a FOB China or Hong Kong basis are denominated in U.S. dollars. However, purchases of inventory and Hong Kong operating expenses are typically denominated in Hong Kong dollars and domestic sales and operating expenses made in the United Kingdom are typically denominated in British Pounds, thereby creating exposure to changes in exchange rates. Changes in the British Pound or Hong Kong dollar/U.S. dollar exchange rates may positively or negatively affect our gross margins, operating income and retained earnings. The British Pound gave rise to the other comprehensive loss in the balance sheet at March 31, 2004. The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to US$1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. We do not believe that near-term changes in these exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Hong Kong dollar or British Pound.

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

(b)    Reports on Form 8-K

     We filed Current Reports on Form 8-K on February 17, 2004 relating to our announcement of earnings for the fourth quarter and fiscal year ended December 31, 2003 and on March 12, 2004 relating to our announcement of the change in timing of a charge related to restricted stock grants from fiscal year 2004 to fiscal year 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

JAKKS PACIFIC, INC.

Date: April 26, 2004	By:	/s/ Joel M. Bennett

Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

NUMBER	DESCRIPTION

3.1.1	Restated Certificate of Incorporation of the Company(1)

3.1.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company(2)

3.2.1	By-Laws of the Company(1)

3.2.2	Amendment to By-Laws of the Company(3)
4.1	Indenture, dated as of June 9, 2003, by and between the Registrant and Wells Fargo Bank, N.A.(4)
4.2	Form of 4.625% Convertible Senior Note(4)
4.3	Registration Rights Agreement, dated as of June 9, 2003, by and among the Registrant and Bear, Stearns & Co. Inc.(4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(5)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(5)

32.1	Section 1350 Certification of Chief Executive Officer(5)

32.2	Section 1350 Certification of Chief Financial Officer(5)

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(2)	Filed previously as exhibit 4.1.2 of the Company’s Registration Statement on Form S-3 (Reg. No. 333-74717), filed on March 9, 1999, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 14, 2003, and incorporated herein by reference.

(5)	Filed herewith.