Form 10-Q
period 2004-06-30
JAKKS PACIFIC INC
filed 2004-08-09
CIK 1009829

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ______________

Commission file number: 0-28104

JAKKS Pacific, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4527222 (I.R.S. Employer Identification No.)

22619 Pacific Coast Highway Malibu, California (Address of principal executive offices)	90265 (Zip Code)

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

The number of shares outstanding of the issuer’s common stock is 26,131,776 (as of August 6, 2004).

JAKKS PACIFIC, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2004

ITEMS IN FORM 10-Q

		PAGE

Facing page
Part I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed consolidated balance sheets —
	December 31, 2003 and June 30, 2004 (unaudited)	3
	Condensed consolidated statements of operations for the three and six months
	ended June 30, 2003 and 2004 (unaudited)	4
	Condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2003 and 2004 (unaudited)	4
	Condensed consolidated statements of cash flows for the six months ended
	June 30, 2003 and 2004 (unaudited)	5
	Notes to condensed consolidated financial statements (unaudited)	6
Item 2	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	8
Item 3	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4	Controls and Procedures	12
Part II	OTHER INFORMATION
Item 1	Legal Proceedings	None
Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	13
Item 3	Defaults Upon Senior Securities	None
Item 4	Submission of Matters to a Vote of Security Holders	None
Item 5	Other Information	None
Item 6	Exhibits and Reports on Form 8-K	13
Signatures		14

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

ASSETS

	December 31, 2003	June 30, 2004

	(In thousands, except share amounts)
	(*)	(unaudited)
Current assets
Cash and cash equivalents	$118,182	$85,079
Marketable securities	19,345	19,947
Accounts receivable, net of allowances for uncollectible accounts of $7,877 and $7,707, respectively	86,119	93,711
Inventory, net of reserves for potential product obsolescence of $5,025 and $5,165, respectively	44,400	56,713
Prepaid expenses and other current assets	16,762	25,818

Total current assets	284,808	281,268

Office furniture and equipment	6,563	7,299
Molds and tooling	34,481	32,537
Leasehold improvements	2,429	2,346

Total	43,473	42,182
Less accumulated depreciation and amortization	31,751	31,139

Property and equipment, net	11,722	11,043
Investment in joint venture	9,097	3,487
Goodwill, net	206,952	290,799
Trademarks, net	11,568	11,795
Intangibles and other, net	13,217	13,486

Total assets	$537,364	$611,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$50,168	$82,868
Income taxes payable	2,021	6,052
Current portion of long term debt	19	—

Total current liabilities	52,208	88,920
Long term debt, net of current portion	98,042	98,000
Deferred income taxes	1,164	1,164

Total liabilities	151,414	188,084

Stockholders’ equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 24,866,940 and 26,091,818 shares issued and outstanding, respectively	25	26
Additional paid-in capital	245,219	272,324
Retained earnings	141,055	151,962
Accumulated comprehensive loss	(349)	(518)

Total stockholders’ equity	385,950	423,794

Total liabilities and stockholders’ equity	$537,364	$611,878

See accompanying notes to condensed consolidated financial statements.

(*) Derived from audited financial statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2003 and 2004 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2004	2003	2004

	(In thousands, except per share data)
Net sales	$73,290	$109,394	$141,050	$183,381
Cost of sales	45,384	68,114	85,701	111,634

Gross profit	27,906	41,280	55,349	71,747
Selling, general and administrative expenses	21,142	32,077	41,080	56,777
Recall Costs	2,700	—	2,700	—

Income from operations	4,064	9,203	11,569	14,970
Profit from joint venture	(191)	(4)	(366)	(364)
Interest, net	34	688	(128)	1,169

Income before provision for income taxes	4,221	8,519	12,063	14,165
Provision for income taxes	1,013	1,959	2,895	3,258

Net income	$3,208	$6,560	$9,168	$10,907

Earnings per share — basic	$0.13	$0.26	$0.38	$0.43

Earnings per share — diluted	$0.13	$0.25	$0.37	$0.42

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2003 and 2004 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2004	2003	2004

	(In thousands)
Net income	$3,208	$6,560	$9,168	$10,907

Other comprehensive loss, net of tax:

Foreign currency translation adjustment	—	74	—	(169)

Comprehensive income	$3,208	$6,634	$9,168	$10,738

See notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June  30, 2003 and 2004 (Unaudited)

	Six Months Ended June 30,

	2003	2004

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,168	$10,907

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,668	4,652
Compensation adjustment for repriced stock option grants	59	4,451
Loss on disposal of property and equipment	—	26
Earned compensation from restricted stock grants	—	1,624
Change in operating assets and liabilities
Accounts receivable	(14,919)	4,222
Inventory	3,759	(5,930)
Prepaid expenses and other current assets	(3,978)	(756)
Investment in joint venture	5,381	5,610
Accounts payable and accrued expenses	962	12,943
Income taxes payable	2,720	412

Total adjustments	(1,348)	27,254

Net cash provided by operating activities	7,820	38,161

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for net assets acquired, net of cash acquired	(21,037)	(67,684)
Purchase of property and equipment	(2,450)	(2,344)
Other assets	(77)	(1,903)
Net sale of marketable securities	(220)	66
Repayment of notes receivable from officers	1,113	—

Net cash used by investing activities	(22,671)	(71,865)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options and warrants exercised	717	662
Repurchase of common shares	(4,221)	—
Repayment of long term debt	(9)	(61)
Net proceeds from issuance of convertible notes payable	94,366	—

Net cash provided by financing activities	90,853	601

Net increase (decrease) in cash and cash equivalents	76,002	(33,103)
Cash and cash equivalents, beginning of period	68,412	118,182

Cash and cash equivalents, end of period	$144,414	$85,079

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2,812	$354

Interest	$17	$2,267

Non cash investing and financing activity:
On June 10, 2004, the Company issued 749,005 shares of its common stock valued at approximately $14.9 million in connection with the acquisition of Play Along.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2004

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

     While the Company has taken steps to level sales over the entire year, sales are expected to remain heavily influenced by the seasonality of our toy products. The result of these seasonal patterns is that operating results and demand for working capital may vary significantly by quarter. Orders placed with the Company for shipment are cancelable until the date of shipment. The combination of seasonal demand and the potential for order cancellation makes accurate forecasting of future sales difficult and causes the Company to believe that backlog may not be an accurate indicator of its future sales. Similarly, financial results for a particular quarter may not be indicative of results for the entire year.

     Basic earnings per share has been computed using the weighted average number of common shares. Diluted earnings per share has been computed using the weighted average number of common shares and common share equivalents (which consist of warrants, options, and convertible debt to the extent they are dilutive).

Note 2 — Business Segments and Geographic Data

      The Company is a worldwide producer and marketer of children’s toys and related products, principally engaged in the design, development, production and marketing of traditional toys, including boys’ action figures, vehicles and playsets, craft and activity products, writing instruments, compounds, girls’ toys, plush, construction toys, and infant and preschool toys. The Company’s reportable segments are North America Toys, International and Other.

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

      Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and six months ended June 30, 2003 and 2004 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2004	2003	2004

Net Sales
North America Toys	$65,083	$98,413	$130,921	$165,187
International	8,174	10,933	10,070	18,112
Other	33	48	59	82

	$73,290	$109,394	$141,050	$183,381

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2004	2003	2004

Operating Income
North America Toys	$3,610	$8,280	$10,900	$13,485
International	453	920	663	1,478
Other	1	3	6	7

	$4,064	$9,203	$11,569	$14,970

	June 30,

	2003	2004

Assets
North America Toys	$456,840	$550,458
International	57,378	61,150
Other	231	270

	$514,449	$611,878

     The following tables present information about the Company by geographic area as of June 30, 2003 and 2004 and for the three and six months ended June 30, 2003 and 2004 (in thousands):

	June 30,

	2003	2004

Long-lived Assets
United States	$177,601	$290,348
Hong Kong	58,319	30,993
Europe	3,306	3,265

	$239,226	$324,606

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2004	2003	2004

Net Sales by Geographic Area
United States	$64,017	$96,836	$123,537	$162,496
Europe	7,145	7,968	8,446	14,123
Canada	1,099	1,626	7,443	2,773
Hong Kong	59	915	182	1,242
Other	970	2,049	1,442	2,747

	$73,290	$109,394	$141,050	$183,381

Note 3 — Inventories

     Net inventories include the ex-factory cost of goods, in-bound freight and duty and are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	December 31,	June 30,
	2003	2004

Deposits and raw materials	$1,033	$3,808
Finished goods	43,367	52,905

	$44,400	$56,713

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

Note 5 — Credit Facility

     In October 2001, the Company and all of its domestic subsidiaries jointly and severally secured a syndicated line of credit totaling $50 million with a consortium of banks led by Bank of America, N.A. (“Line of Credit”). On June 3, 2003, the Company and the banks amended the loan agreements governing the Line of Credit (the “Loan Agreements”), pursuant to which amendment (i) the banks suspended certain of the Company’s covenants under the Loan Agreements, including those that prohibited us from consummating the Convertible Senior Notes offering (See Note 4) without the banks’ consent, and (ii) the banks’ obligations to extend credit under the Line of Credit were simultaneously suspended. The amendment contemplated that the Company and the banks would attempt to negotiate revised terms for the Line of Credit, to be reflected in a further amendment to the Loan Agreements. Neither the Company nor the banks, however, had any obligation to enter into such further amendment to the Loan Agreements. The amendment did not otherwise effect the Company’s right under the Loan Agreements to voluntarily reduce or terminate the Line of Credit. There had never been any outstanding borrowings under the Line of Credit since its inception. On August 6, 2004, the Company and all of its domestic subsidiaries notified Bank of America that it was terminating the Line of Credit (under which there were no outstanding borrowings) effective August 13, 2004. The original maturity date of the Line of Credit was October 10, 2004.

Note 6 — Earnings Per Share

     The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,

	2003			2004

		WEIGHTED			WEIGHTED
		AVERAGE			AVERAGE
	INCOME	SHARES	PER-SHARE	INCOME	SHARES	PER-SHARE

Earnings per share — basic Income available to common stockholders	$3,208	24,175	$0.13	$6,560	25,502	$0.26

Effect of dilutive securities Options, warrants and convertible debt	—	508		—	721

Earnings per share — diluted Income available to common stockholders plus assumed exercises	$3,208	24,683	$0.13	$6,560	26,223	$0.25

	Six Months Ended June 30,

	2003			2004

		WEIGHTED			WEIGHTED
		AVERAGE			AVERAGE
	INCOME	SHARES	PER-SHARE	INCOME	SHARES	PER-SHARE

Earnings per share — basic Income available to common stockholders	$9,168	24,286	$0.38	$10,907	25,388	$0.43

Effect of dilutive securities Options, warrants and convertible debt	—	503		—	602

Earnings per share — diluted Income available to common stockholders plus assumed exercises	$9,168	24,789	$0.37	$10,907	25,990	$0.42

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

Note 7 — Common Stock and Preferred Stock

     The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.

     On June 10, 2004, the Company issued 749,005 shares of its common stock in connection with the acquisition of the assets of Play Along, Inc., Play Along (Hong Kong) Limited and PA Distribution, Inc. (collectively, “Play Along”).

      In February 2003, the Company’s Board of Directors approved a buyback of up to $20 million of our common stock. During 2003, the Company repurchased and retired 554,500 shares of its common stock at an aggregate cost of approximately $6.1 million. There were no common stock repurchases during the six months ended June 30, 2004.

Note 8 — Acquisitions

     On June 10, 2004, the Company purchased the assets and assumed certain liabilities from Play Along. The total purchase price of $85.1 million consisted of cash paid in the amount of $70.2 million and the issuance 749,005 shares of the Company common stock valued at $14.9 million and resulted in goodwill of $84.0 million. In addition, the Company agreed to pay an earn-out of up to $30.0 million based on the achievement of certain financial criteria. Play Along designs and produces traditional toys, which it distributes domestically and internationally. Our results of operations have included Play Along from the date of acquisition.

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

     The following unaudited pro forma information represents our consolidated results of operations as if the acquisitions of Play Along and P&M had occurred on January 1, 2003 and after giving effect to certain adjustments including the elimination of certain general and administrative expenses and other income and expense items not attributable to on-going operations, interest expense, and related tax effects. Such pro forma information does not purport to be indicative of operating results that would have been reported had the acquisitions of Play Along and P&M occurred on January 1, 2003 or future operating results.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2004	2003	2004

	(In thousands, except per share data)
Net Sales	$102,432	$127,112	$197,347	$228,067

Net income	$3,453	$(6,938)	$11,249	$2,326

Earnings (loss) per share — basic	$0.14	$(0.27)	$0.46	$0.09

Weighted average shares outstanding — basic	24,924	26,084	24,677	25,701

Earnings (loss) per share — diluted	$0.14	$(0.26)	$0.45	$0.09

Weighted average shares and equivalents outstanding — diluted	25,432	26,805	25,175	26,291

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

     At June 30, 2004, the Company had stock-based employee compensation plans and accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, certain options had been repriced in October 2000 resulting in compensation adjustments, which have been reflected in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation.

     In 2003 and 2004, the fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: risk-free rate of interest of 4%; dividend yield of 0%, with volatility of 87%; and expected lives of five years.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2004	2003	2004

	(In thousands, except per share data)
Net income, as reported	$3,208	$6,560	$9,168	$10,907
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	831	2,657	45	3,427
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(855)	(858)	(1,698)	(1,765)

Pro forma net income	$3,184	$8,359	$7,515	$12,569

Earnings per share:
Basic — as reported	$0.13	$0.26	$0.38	$0.43

Basic — pro forma	$0.13	$0.33	$0.31	$0.50

Diluted — as reported	$0.13	$0.25	$0.37	$0.42

Diluted — pro forma	$0.13	$0.32	$0.30	$0.48

Note 10 — Marketable Securities

     At June 30, 2004, marketable securities were categorized as available for sale and related unrealized holding gains or losses were included as a component of stockholders’ equity. At December 31, 2003 and June 30, 2004, cost approximated fair market value.

Note 11 — Recent Accounting Pronouncements

     In January 2003 and as revised in December 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”) and FASB Interpretation No. 46R. Interpretations 46 and 46R require companies with a variable interest in a variable interest entity to apply this guidance as of the beginning of the first reporting period after December 15, 2003. If applicable, the application of the guidance could result in the consolidation of a variable interest entity. The Company’s adoption of Interpretations 46 and 46R did not have a material effect on the Company’s financial position or results of operations.

Note 12 — Subsequent Event

     On August 6, 2004, the Company and all of its domestic subsidiaries notified Bank of America that it was terminating the Line of Credit (under which there were no outstanding borrowings) effective August 13, 2004. The original maturity date of the credit facility was October 10, 2004.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and Notes thereto which appear elsewhere herein.

RECENT DEVELOPMENTS

     In May  2003, we purchased the product lines, related assets and assumed certain liabilities from P&M Products USA, Inc. and an affiliated United Kingdom company, P&M Products Limited, (collectively, “P&M”). The total purchase price of approximately $22.0 million consisted of cash paid in the amount of $20.7 million and liabilities of $1.3 million and resulted in goodwill of $16.8 million. Our results of operations have included P&M from the date of acquisition.

     On June 10, 2004, we purchased the assets and assumed certain liabilities from Play Along. The total purchase price of $85.1 million consisted of cash paid in the amount of $70.2 million and the issuance of 749,005 shares of our common stock valued at $14.9 million and resulted in goodwill of $84.0 million. In addition, we agreed to pay an earn-out of up to $30.0 million based on the achievement of certain financial criteria. Play Along designs and produces traditional toys, which it distributes domestically and internationally. Our results of operations have included Play Along from the date of acquisition.

     On August 6, 2004, we notified Bank of America that we were terminating the Line of Credit (under which there were no outstanding borrowings) effective August 13, 2004. The original maturity date of the credit facility was October 10, 2004.

RESULTS OF OPERATIONS

     The following unaudited table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.9	62.3	60.8	60.8

Gross profit	38.1	37.7	39.2	39.2
Selling, general and administrative expenses	28.9	29.3	29.1	31.0
Recall costs	3.7	—	1.9	—

Income from operations	5.5	8.4	8.2	8.2
Profit from joint venture	(0.3)	—	(0.3)	(0.2)
Interest, net	—	0.6	(0.1)	0.6

Income before provision for income taxes	5.8	7.8	8.6	7.8
Provision for income taxes	1.4	1.8	2.1	1.8

Net income	4.4%	6.0%	6.5%	6.0%

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

     Net Sales. Net sales were $109.4 million in 2004 compared to $73.3 million in 2003, representing an increase of 49.3%. The contribution to net sales by our traditional toy products, including TV Games, WWE and Dragon Ball action figures, extreme sports toy products, and our Vivid Velvet product, was partially offset by a decrease in sales of our crafts and activities and our seasonal products, including water guns and junior sports toys. Additionally, net sales included approximately $8.9 million from Play Along.

     Gross Profit. Gross profit increased $13.4 million, or 47.9%, to $41.3 million, or 37.7% of net sales, in 2004 from $27.9 million, or 38.1% of net sales, in 2003. The overall increase in gross profit was attributable to the increase in net sales. The decrease in gross profit margin of 0.4% of net sales was due to an increase in royalty expense as a percentage of net sales due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalties.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $32.1 million in 2004 and $21.1 million in 2003, constituting 29.3% and 28.9% of net sales, respectively. The overall increase of $11.0 million in such costs was primarily due to the impact of stock-based compensation, an increase in legal and bonus expenses, other direct selling expenses, and the addition of overhead related to the operations of Play Along, which were added in June 2004. In 2004, we had a stock-based compensation charge of $4.3 million compared to $1.1 million in 2003 and the increase in direct selling expenses is primarily due to an increase in advertising and promotional expenses in 2004 in support of the sell-through of our various products at retail. We produced and aired television commercials in support of several of our products, including World Wrestling Entertainment, Dragon Ball and Mucha Lucha action figures, TV Games, and Flying Colors products in 2004, and World Wrestling Entertainment and Dragon Ball action figures and Flying Colors products in 2003. From time to time, we may increase our advertising efforts, if we deem it appropriate for particular products.

     Recall Costs. There were no recall costs in the second quarter of 2004. In June 2003, we accrued a $2.7 million charge for the recall of one of our products, and in the third quarter of 2003, we recorded a credit of $0.7 million for the recovery of recall costs from one of our third-party factories.

     The remaining component of the recall costs is as follows (in thousands):

	Accrued Balance			Accrued Balance
	March 31, 2004	Accrual	Actual	June 30, 2004

Recall costs	$293	$—	$210	$83

     Profit from Joint Venture. Profit from joint venture decreased by $0.2 million in 2004 due to fewer carryover sales of existing titles in 2004 compared to 2003.

     Interest, Net. Interest income resulting from higher average cash balances during 2004 than in 2003 was offset by lower interest rates and accrued interest expense of $1.1 million for the convertible senior notes issued in June 2003.

     Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 2003 and 2004, at effective tax rates of 24.0% in 2003 and 23.0% in 2004, benefiting from a flat 17.0% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong for 2003 and 2004, respectively. As of June 30, 2004, we had deferred tax assets of approximately $4.5 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In making this determination, management considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

     Net Sales. Net sales were $183.4 million in 2004 compared to $141.0 million in 2003, representing an increase of 30.0%. The contribution to net sales by our traditional toy products, including TV Games, WWE and Dragon Ball action figures, extreme sports toy products, and our Vivid Velvet product, was partially offset by a decrease in sales of our crafts and activities and our seasonal products, including water guns and junior sports toys. Additionally, net sales included approximately $8.9 million revenue from Play Along.

     Gross Profit. Gross profit increased $16.4 million, or 29.6%, to $71.7 million, or 39.2% of net sales, in 2004 from $55.3 million, or 39.2% of net sales, in 2003. The overall increase in gross profit was attributable to the increase in net sales. There was no change in gross profit margin since lower product and tooling costs were offset by an increase in royalty expense as a percentage of net sales due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalties.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $56.8 million in 2004 and $41.1 million in 2003, constituting 31.0% and 29.1% of net sales, respectively. The overall increase of $15.7 million in such costs was primarily due to the impact of stock-based compensation, an increase in legal and bonus expenses, other direct selling expenses, and the addition of overhead related to the operations of Play Along, which were added in June 2004. In 2004, we had a stock-based compensation charge of $6.0 million compared to $0.1 million in 2003 and the increase in direct selling expenses is primarily due to an increase in advertising and promotional expenses in 2004 in support of the sell-through of our various products at retail. We produced and aired television commercials in support of several of our products, including World Wrestling Entertainment, Dragon Ball and Mucha Lucha action figures, TV Games, and Flying Colors products in 2004, and World Wrestling Entertainment and Dragon Ball action figures and Flying Colors products in 2003. From time to time, we may increase our advertising efforts, if we deem it appropriate for particular products.

     Recall Costs. There were no recall costs in the first six months of 2004. In June 2003, we accrued a $2.7 million charge for the recall of one of our products, and in the third quarter of 2003, we recorded a credit of $0.7 million for the recovery of recall costs from one of our third-party factories.

     The remaining component of the recall costs is as follows (in thousands):

	Accrued Balance			Accrued Balance
	December 31, 2003	Accrual	Actual	June 30, 2004

Recall costs	$490	$—	$407	$83

     Profit from Joint Venture. Profit from joint venture in 2004 was comparable to 2003 due to stronger carryover sales of existing titles in 2004 compared to two new lower-priced vehicle combat games plus lower carryover sales in 2003.

     Interest, Net. Interest income resulting from higher average cash balances during 2004 than in 2003 was offset by lower interest rates and accrued interest expense of $2.3 million for the convertible senior notes issued in June 2003.

     Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 2003 and 2004, at effective tax rates of 24.0% in 2003 and 23.0% in 2004, benefiting from a flat 17.0% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong for 2003 and 2004, respectively. As of June 30, 2004, we had deferred tax assets of approximately $4.5 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In making this determination, management considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003 and as revised in December 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”) and FASB Interpretation No. 46R. Interpretations 46 and 46R require companies with a variable interest in a variable interest entity to apply this guidance as of the beginning of the first reporting period after December 15, 2003. If applicable, the application of the guidance could result in the consolidation of a variable interest entity. Our adoption of Interpretations 46 and 46R did not have a material effect on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2004, we had working capital of $192.3 million, as compared to $232.6 million as of December 31, 2003. This decrease was primarily attributable to disbursements related to the acquisition of Play Along, though offset in part by increases generated by our operating results.

     Operating activities provided net cash of $38.2 million in 2004, as compared to $7.8 million in 2003. Net cash was provided primarily by net income which was adjusted for non-cash charges, including earned compensation from stock option grants and restricted stock grants and depreciation and amortization, as well as an increase in the cash received from the preferred return from THQ joint venture, a decrease in accounts receivable and increases in accounts payable and accrued expenses and income taxes payable, which were offset in part by increases in inventory and prepaid expenses and other current assets. As of June 30, 2004, we had cash and cash equivalents and marketable securities of $105.0 million.

     Our investing activities used net cash of $71.9 million in 2004, as compared to $22.7 million in 2003, consisting primarily of cash paid for the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products and other assets and cash paid for the purchase of net assets from Play Along, partially offset by the sale of marketable securities. In 2003, our investing activities consisted primarily of cash paid for the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products and other assets and cash paid for the purchase of net assets from P&M. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties ranging from 1% to 18% payable on net sales of such products. As of June 30, 2004, these agreements required future aggregate minimum guarantees of $26.3 million, exclusive of $8.8 million in advances already paid.

     Our financing activities provided net cash of $0.6 million in 2004, consisting primarily of proceeds from the exercise of stock options and warrants, partially offset by the repayment of long term debt. In 2003, financing activities provided net cash of $90.9 million, consisting primarily of net proceeds from the sale of convertible senior notes payable and proceeds from the exercise of stock options and warrants, partially offset by the repurchase of our common stock and the repayment of long term debt.

      In February 2003, our Board of Directors approved a buyback of up to $20 million of our common stock. During 2003, we repurchased and retired 554,500 shares of our common stock at an aggregate cost of approximately $6.1 million. There were no common stock repurchases during the six months ended June 30, 2004.

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

     On June 10, 2004, we purchased the assets and assumed certain liabilities from Play Along. The total purchase price of $85.1 million consisted of cash paid in the amount of $70.2 million and the issuance of 749,005 shares of our common stock valued at $14.9 million and resulted in goodwill of $84.0 million. In addition, we agreed to pay an earn-out of up to $30.0 million based on the achievement of certain financial criteria. Play Along designs and produces traditional toys, which it distributes domestically and internationally. Our results of operations have included Play Along from the date of acquisition.

     In October 2001, we and all of our domestic subsidiaries jointly and severally secured a syndicated line of credit totaling $50.0 million with a consortium of banks led by Bank of America, N.A. (“Line of Credit”). On June 3, 2003, we and the banks amended the loan agreements governing the Line of Credit (the “Loan Agreements”), pursuant to which amendment (i) the banks suspended certain of our covenants under the Loan Agreements, including those that prohibited us from consummating the Convertible Senior Notes offering without the banks’ consent, and (ii) the banks’ obligations to extend credit under the Line of Credit were simultaneously suspended. The amendment contemplated that we and the banks would attempt to negotiate revised terms for the Line of Credit, to be reflected in a further amendment to the Loan Agreement. Neither we nor the banks, however, had any obligation to enter into such further amendment to the Loan Agreements. The amendment did not otherwise effect our right under the Loan Agreements to voluntarily reduce or terminate the Line of Credit. There had never been any outstanding borrowings under the Line of Credit since its inception. On August 6, 2004, we notified Bank of America that we were terminating the Line of Credit (under which there were no outstanding borrowings) effective August 13, 2004. The original maturity date of the Line of Credit was October 10, 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of June 30, 2004, we have not used derivative instruments or engaged in hedging activities to minimize our market risk.

INTEREST RATE RISK

     As of June 30, 2004, we did not have any outstanding balances on our Line of Credit (which has since been terminated). In June 2003, we issued convertible senior notes payable of $98 million with a fixed interest rate of 4.625% per annum. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

FOREIGN CURRENCY RISK

     We have wholly-owned subsidiaries in Hong Kong and in the United Kingdom. Sales by these operations made on a FOB China or Hong Kong basis are denominated in U.S. dollars. However, purchases of inventory and Hong Kong operating expenses are typically denominated in Hong Kong dollars and domestic sales and operating expenses made in the United Kingdom are typically denominated in British Pounds, thereby creating exposure to changes in exchange rates. Changes in the British Pound or Hong Kong dollar/U.S. dollar exchange rates may positively or negatively affect our gross margins, operating income and retained earnings. The British Pound gave rise to the other comprehensive loss in the balance sheet at June 30, 2004. The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to US$1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. We do not believe that near-term changes in these exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Hong Kong dollar or British Pound.

ITEM 4. CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures.

     Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report, have concluded that as of that date, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in the reports we file or submit with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     (b)  Changes in internal control over financial reporting.

     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15 that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     On June 10, 2004, we purchased the assets and assumed certain liabilities from Play Along. The total purchase price of $85.1 million consisted of cash paid in the amount of $70.2 million and the issuance of 749,005 shares of our common stock valued at $14.9 million and resulted in goodwill of $84.0 million. In addition, we agreed to pay an earn-out of up to $30.0 million based on the achievement of certain financial criteria. Play Along designs and produces traditional toys, which it distributes domestically and internationally. Our results of operations have included Play Along from the date of acquisition.

     The 749,005 shares were issued absent registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) of that Act as being a transaction not involving any public offering.

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

(b)    Reports on Form 8-K

     We filed Current Reports on Form 8-K on April 21, 2004 relating to our announcement of earnings for the first quarter ended March 31, 2004, on April 21, 2004 relating to our announcement of our agreement in principle to acquire the assets of Play Along, Inc., Play Along (Hong Kong) Limited and PA Distribution, Inc. (the “Play Along Assets”) and on June 16, 2004 relating to our announcement of the completion of our acquisition of the Play Along Assets.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

JAKKS PACIFIC, INC.

Date: August 9, 2004	By:	/s/ Joel M. Bennett

Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

NUMBER	DESCRIPTION

3.1.1	Restated Certificate of Incorporation of the Company(1)

3.1.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company(2)

3.2.1	By-Laws of the Company(1)

3.2.2	Amendment to By-Laws of the Company(3)
4.1	Indenture, dated as of June 9, 2003, by and between the Registrant and Wells Fargo Bank, N.A.(4)
4.2	Form of 4.625% Convertible Senior Note(4)
4.3	Registration Rights Agreement, dated as of June 9, 2003, by and among the Registrant and Bear, Stearns & Co. Inc.(4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(5)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(5)

32.1	Section 1350 Certification of Chief Executive Officer(5)

32.2	Section 1350 Certification of Chief Financial Officer(5)

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(2)	Filed previously as exhibit 4.1.2 of the Company’s Registration Statement on Form S-3 (Reg. No. 333-74717), filed on March 9, 1999, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 14, 2003, and incorporated herein by reference.

(5)	Filed herewith.