Form 10-Q
period 2004-09-30
JAKKS PACIFIC INC
filed 2004-11-09
CIK 1009829

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(310) 456-7799

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

          The number of shares outstanding of the issuer’s common stock is 26,231,706 (as of November 9, 2004).

JAKKS PACIFIC, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended September 30, 2004

ITEMS IN FORM 10-Q

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2003	September 30, 2004

	(In thousands, except share amounts)
	(*)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$118,182	$131,796
Marketable securities	19,345	20,091
Accounts receivable, net of allowances for uncollectible accounts of $7,877 and $6,243, respectively	86,119	129,041
Inventory, net of reserves for potential product obsolescence of $5,025 and $5,509, respectively	44,400	49,315
Prepaid expenses and other current assets	16,762	27,987

Total current assets	284,808	358,230

Office furniture and equipment	6,563	7,539
Molds and tooling	34,481	34,684
Leasehold improvements	2,429	2,409

Total	43,473	44,632
Less accumulated depreciation and amortization	31,751	32,786

Property and equipment, net	11,722	11,846
Investment in joint venture	9,097	4,265
Goodwill, net	206,952	291,179
Trademarks, net	11,568	11,795
Intangibles and other, net	13,217	12,553

Total assets	$537,364	$689,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$50,168	$126,712
Income taxes payable	2,021	13,020
Current portion of long term debt	19	—

Total current liabilities	52,208	139,732
Long term debt, net of current portion	98,042	98,000
Deferred income taxes	1,164	1,164

Total liabilities	151,414	238,896

Stockholders’ equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 24,866,940 and 26,231,706 shares issued and outstanding, respectively	25	26
Additional paid-in capital	245,219	275,624
Retained earnings	141,055	175,774
Accumulated comprehensive loss	(349)	(452)

Total stockholders’ equity	385,950	450,972

Total liabilities and stockholders’ equity	$537,364	$689,868

(*)	Derived from audited financial statements

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2003 and 2004 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

	(In thousands, except per share data)
Net sales	$90,308	$206,083	$231,358	$389,464
Cost of sales	54,082	124,282	139,784	235,915

Gross profit	36,226	81,801	91,574	153,549
Selling, general and administrative expenses	24,348	51,004	65,428	107,781
Recall Costs	(700)	—	2,000	—

Income from operations	12,578	30,797	24,146	45,768
Profit from joint venture	(937)	(911)	(1,303)	(1,275)
Interest, net	923	785	794	1,954

Income before provision for income taxes	12,592	30,923	24,655	45,089
Provision for income taxes	3,022	7,113	5,917	10,370

Net income	$9,570	$23,810	$18,738	$34,719

Earnings per share — basic	$0.40	$0.91	$0.77	$1.35

Earnings per share — diluted	$0.39	$0.88	$0.76	$1.32

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2003 and 2004 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

	(In thousands)
Net income	$9,570	$23,810	$18,738	$34,719
Other comprehensive loss (income), net of tax:
Foreign currency translation adjustment	—	(67)	—	103

Comprehensive income	$9,570	$23,877	$18,738	$34,616

See notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2003 and 2004 (Unaudited)

	Nine Months Ended
	September 30,

	2003	2004

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,738	$34,719

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,743	7,212
Compensation adjustment for repriced stock option grants	(393)	5,857
Loss on disposal of property and equipment	—	59
Earned compensation from restricted stock grants	—	2,695
Change in operating assets and liabilities
Accounts receivable	(28,684)	(31,109)
Inventory	(1,765)	1,468
Prepaid expenses and other current assets	(4,543)	(3,531)
Investment in joint venture	4,278	4,832
Accounts payable and accrued expenses	15,888	56,788
Income taxes payable	5,362	7,380

Total adjustments	(3,114)	51,651

Net cash provided by operating activities	15,624	86,370

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for net assets acquired, net of cash acquired	(21,168)	(68,063)
Purchase of property and equipment	(3,042)	(4,565)
Other assets	(653)	(2,137)
Net purchase of marketable securities	(18,321)	(78)
Repayment of notes receivable from officers	1,113	—

Net cash used by investing activities	(42,071)	(74,843)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options and warrants exercised	743	2,148
Repurchase of common shares	(4,221)	—
Repayment of long term debt	(19)	(61)
Net proceeds from issuance of convertible notes payable	94,366	—

Net cash provided by financing activities	90,869	2,087

Net increase in cash and cash equivalents	64,422	13,614
Cash and cash equivalents, beginning of period	68,412	118,182

Cash and cash equivalents, end of period	$132,834	$131,796

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2,922	$707

Interest	$19	$2,268

      Non cash investing and financing activity:

On June 10, 2004, the Company issued 749,005 shares of its common stock valued at approximately $14.9 million in connection with the acquisition of Play Along.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
September 30, 2004

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

      The retail toy industry is inherently seasonal. Generally, in the past, the Company’s sales have been highest during the third and fourth quarters, and collections for those sales have been highest during the succeeding fourth and first fiscal quarters. Sales of writing instrument products are likewise seasonal with sales highest during the second and third quarters, as are the Company’s Go Fly a Kite, Funnoodle and Storm outdoor products, which are largely sold in the first and second quarters. The Company’s working capital needs have been highest during the third and fourth quarters.

      While the Company has taken steps to level sales over the entire year, sales are expected to remain heavily influenced by the seasonality of its toy products. The result of these seasonal patterns is that operating results and demand for working capital may vary significantly by quarter. Orders placed with the Company for shipment are cancelable until the date of shipment. The combination of seasonal demand and the potential for order cancellation makes accurate forecasting of future sales difficult and causes the Company to believe that backlog may not be an accurate indicator of its future sales. Similarly, financial results for a particular quarter may not be indicative of results for the entire year.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      Segment performance is measured at the operating income level. All sales are made to external customers, and general corporate expenses have been attributed to the North America Toy segment, which is a dominant segment. Segment assets are comprised of all assets, net of applicable reserves and allowances.

      Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and nine months ended September 30, 2003 and 2004 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

Net Sales
North America Toys	$73,149	$185,645	$197,928	$350,832
International	17,151	20,352	33,363	38,464
Other	8	86	67	168

	$90,308	$206,083	$231,358	$389,464

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

Operating Income
North America Toys	$10,188	$27,743	$20,325	$41,228
International	2,389	3,041	3,816	4,520
Other	1	13	5	20

	$12,578	$30,797	$24,146	$45,768

	September 30,

	2003	2004

Assets
North America Toys	$438,198	$621,452
International	102,746	68,128
Other	47	288

	$540,991	$689,868

      The following tables present information about the Company by geographic area as of September 30, 2003 and 2004 and for the three and nine months ended September 30, 2003 and 2004 (in thousands):

	September 30,

	2003	2004

Long-lived Assets
United States	$182,580	$289,784
Hong Kong	52,603	31,455
Europe	3,305	3,305

	$238,488	$324,544

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

Net Sales by Geographic Area
United States	$73,156	$177,568	$196,693	$340,063
Europe	14,607	14,892	28,097	29,016
Canada	1,135	8,164	3,535	10,936
Hong Kong	660	1,226	842	2,469
Other	750	4,233	2,191	6,980

	$90,308	$206,083	$231,358	$389,464

Note 3 —	Inventories

      Net inventories include the ex-factory cost of goods, in-bound freight and duty and are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	December 31,	September 30,
	2003	2004

Deposits and raw materials	$1,033	$3,313
Finished goods	43,367	46,002

	$44,400	$49,315

Note 4 —	Convertible Senior Notes

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 5 —	Credit Facility

      In October 2001, the Company and all of its domestic subsidiaries jointly and severally secured a syndicated line of credit totaling $50 million with a consortium of banks led by Bank of America, N.A. (“Line of Credit”). In June 2003, the Company and the banks amended the loan agreements governing the Line of Credit (the “Loan Agreements”), pursuant to which amendment (i) the banks suspended certain of the Company’s covenants under the Loan Agreements, including those that prohibited us from consummating the Convertible Senior Notes offering (See Note 4) without the banks’ consent, and (ii) the banks’ obligations to extend credit under the Line of Credit were simultaneously suspended. There had never been any outstanding borrowings under the Line of Credit since its inception. On August 6, 2004, the Company and all of its domestic subsidiaries notified Bank of America that it was terminating the Line of Credit (under which there were no outstanding borrowings) effective August 13, 2004. The original maturity date of the Line of Credit was October 10, 2004.

Note 6 —	Earnings Per Share

      The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,

	2003			2004

		Weighted			Weighted
		Average			Average
	Income	Shares	Per-Share	Income	Shares	Per-Share

Earnings per share — basic
Income available to common stockholders	$9,570	24,177	$0.40	$23,810	26,167	$0.91

Effect of dilutive securities
Options, warrants and convertible debt	—	452		—	852

Earnings per share — diluted
Income available to common stockholders plus assumed exercises	$9,570	24,629	$0.39	$23,810	27,019	$0.88

	Nine Months Ended September 30,

	2003			2004

		Weighted			Weighted
		Average			Average
	Income	Shares	Per-Share	Income	Shares	Per-Share

Earnings per share — basic
Income available to common stockholders	$18,738	24,249	$0.77	$34,719	25,650	$1.35

Effect of dilutive securities
Options, warrants and convertible debt	—	467		—	693

Earnings per share — diluted
Income available to common stockholders plus assumed exercises	$18,738	24,716	$0.76	$34,719	26,343	$1.32

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 7 —	Common Stock and Preferred Stock

      The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.

      On June 10, 2004, the Company issued 749,005 shares of its common stock valued at $14.9 million in connection with the acquisition of the assets of Play Along, Inc., Play Along (Hong Kong) Limited and PA Distribution, Inc. (collectively, “Play Along”).

      In February 2003, the Company’s Board of Directors approved a buyback of up to $20 million of our common stock. During 2003, the Company repurchased and retired 554,500 shares of its common stock at an aggregate cost of approximately $6.1 million. There were no common stock repurchases during the nine months ended September 30, 2004.

Note 8 —	Acquisitions

      On June 10, 2004, the Company purchased substantially all of the assets and assumed certain liabilities of Play Along. The total purchase price of $85.7 million consisted of cash paid in the amount of $70.8 million and the issuance of 749,005 shares of the Company common stock valued at $14.9 million and resulted in goodwill of $83.9 million. In addition, the Company agreed to pay an earn-out of up to $10.0 million per year for the three calendar years following the acquisition up to an aggregate amount of $30.0 million based on the achievement of certain financial performance criteria which will be recorded as goodwill when and if earned. Play Along designs and produces traditional toys, which it distributes domestically and internationally. This acquisition expands our product offerings in the pre-school area and brings new product development and marketing talent to the Company. The Company’s results of operations have included Play Along from the date of acquisition. In accordance with FASB Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”), the allocation of the purchase price is based on studies and valuations that are currently being performed and is expected to be completed in the fourth quarter of 2004.

      The total amount of goodwill from the Play Along acquisition is expected to be deductible for income tax purposes. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed, as set forth in the following table (in thousands):

Play Along

Current assets acquired	$22,801
Property and equipment, net	546
Other assets	884
Liabilities assumed	(22,424)
Goodwill	83,879

Purchase Price	$85,686

      In May 2003, the Company purchased the product lines, and related assets and assumed certain liabilities from P&M Products USA, Inc. and an affiliated United Kingdom company, P&M Products Limited, (collectively “P&M”). The total purchase price of approximately $22.0 million consisted of cash paid in the amount of $20.7 million and liabilities of $0.6 million and resulted in goodwill of $16.2 million. Additionally, the patent for Blopen, one of P&M’s significant product lines, was purchased for $1.8 million in cash in a separate transaction with the patent owner that previously licensed Blopen to P&M. This acquisition expanded the product offerings in the Company’s activities category. The Company’s results of operations have included P&M from the date of acquisition.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The total amount of goodwill from the P&M acquisition is expected to be deductible for income tax purposes. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed, as set forth in the following table (in thousands):

P&M

Current assets acquired	$5,121
Property and equipment, net	17
Other assets	11
Liabilities assumed	(633)
Goodwill	16,191

Purchase Price	$20,707

      The following unaudited pro forma information represents the Company’s consolidated results of operations as if the acquisitions of Play Along and P&M had occurred on January 1, 2003 and after giving effect to certain adjustments including the elimination of certain general and administrative expenses and other income and expense items not attributable to on-going operations, interest expense, and related tax effects. Such pro forma information does not purport to be indicative of operating results that would have been reported had the acquisitions of Play Along and P&M occurred on January 1, 2003 or future operating results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

	(In thousands, except per share data)
Net Sales	$158,075	$206,083	$355,422	$434,150

Net income	$25,655	$23,812	$36,905	$35,378

Earnings per share — basic	$1.03	$0.91	$1.48	$1.36

Weighted average shares outstanding — basic	24,926	26,167	24,998	26,092

Earnings per share — diluted	$1.01	$0.88	$1.45	$1.32

Weighted average shares and equivalents outstanding — diluted	25,378	27,019	25,465	26,785

Note 9 —	Stock Option Plans

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

      At September 30, 2004, the Company had stock-based employee compensation plans and accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, certain options had been repriced in October 2000 resulting in compensation adjustments, which have been reflected in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation.

      In 2003 and 2004, the fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: risk-free rate of interest of 4%; dividend yield of 0%, with volatility of 138%; and expected lives of five years.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2004	2003	2004

	(In thousands, except per share data)
Net income, as reported	$9,570	$23,810	$18,738	$34,719
Add(deduct): Stock-based employee compensation expense included in reported net income, net of related tax effects	(452)	1,406	(393)	5,857
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(963)	(1,344)	(2,706)	(3,826)

Pro forma net income	$8,155	$23,872	$15,639	$36,750

Earnings per share:
Basic — as reported	$0.40	$0.91	$0.77	$1.35

Basic — pro forma	$0.34	$0.91	$0.64	$1.43

Diluted — as reported	$0.39	$0.88	$0.76	$1.32

Diluted — pro forma	$0.33	$0.88	$0.63	$1.40

Note 10 —	Marketable Securities

      At September 30, 2004, marketable securities were categorized as available for sale and related unrealized holding gains or losses were included as a component of stockholders’ equity. At December 31, 2003 and September 30, 2004, cost approximated fair market value.

Note 11 —	Recent Accounting Pronouncements

      In January 2003 and as revised in December 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”) and FASB Interpretation No. 46R. Interpretations 46 and 46R require companies with a variable interest in a variable interest entity to apply this guidance as of the beginning of the first reporting period after December 15, 2003. If applicable, the application of the guidance could result in the consolidation of a variable interest entity. Interpretations 46 and 46R are not applicable to the Company, as it is not the beneficiary of any variable interest entities.

      At its meeting on September 30, 2004, the Emerging Issues Task Force (EITF) reached a final consensus that the dilutive effect of contingent convertible debt instruments must be included in dilutive earnings per share regardless of whether the triggering contingency has been satisfied. This consensus, EITF Issue 04-8, requires application on a retroactive basis and restatement of prior period earnings per share. The final consensus, subject to approval by the FASB, is expected to be effective for periods ending after December 15, 2004. Had this consensus been in effect at September 30, 2004 and September 30, 2003, the

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Company’s diluted earnings per share would have been $0.77 and $0.35 for the respective quarters and $1.20 and $0.70 for the respective nine months then ended.

Note 12 —	Subsequent Events

      On October 19, 2004, the Company was named as a defendant in a lawsuit commenced by World Wrestling Entertainment, Inc. (“WWE”) in the U.S. District Court for the Southern District of New York concerning its toy licenses with WWE and the video game license between WWE and the joint venture company operated by THQ, Inc. (“THQ”) and the Company. Further named as defendants were THQ, the joint venture, certain of the Company’s foreign subsidiaries, Jack Friedman (the Company’s Chairman and Chief Executive Officer), Stephen Berman (the Company’s Chief Operating Officer, President and Secretary and a member of the Company’s Board of Directors), Joel Bennett (the Company’s Chief Financial Officer), Stanley Shenker and Associates, Inc., Bell Licensing, LLC, Stanley Shenker and James Bell.

      WWE is seeking treble, punitive and other damages (including disgorgement of profits) in an undisclosed amount and a declaration that the video game license with the joint venture and an amendment to the Company’s toy licenses with WWE are void and unenforceable. The lawsuit alleges violations by the defendants of the Racketeer Influenced and Corrupt Organization Act (“RICO”) and the anti-bribery provisions of the Robinson-Patman Act, and various claims under state law. WWE has stated in its publicly-filed documents that it intends for the toy and video game licenses to continue during the pendency of the litigation.

      The Company’s toy licenses with the WWE commenced in 1995 and are scheduled to expire in 2009. The joint venture’s license with the WWE commenced in 1998 and is scheduled to expire in 2009 (subject to the joint venture’s right to extend that license for an additional five years).

      The Company believes that the WWE’s claims are without merit and it intends to defend vigorously against them.

      On November 5, 2004, a class action lawsuit was filed in the United States District Court for the Southern District of New York. According to plaintiffs’ counsel, the complaint alleges that defendants issued positive statements concerning increasing sales of JAKKS’ WWE licensed products and that these statements were false and misleading because WWE was contending that the WWE licenses had been obtained through a pattern of commercial bribery, that JAKKS’ relationship with the WWE was being negatively impacted by the WWE’s contentions and that there was an increased risk that the WWE would either seek modification or nullification of the licensing agreements with JAKKS. The plaintiffs in the class are described as purchasers of the Company’s common stock between February 17, 2004 and October 19, 2004.

      The lawsuit seeks compensatory and other damages in an undisclosed amount, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by each of the defendants (namely the Company and Messrs. Friedman, Berman and Bennett), and violations of Section 20(a) of the Exchange Act by Messrs. Friedman, Berman and Bennett.

      The Company believes that on November 8, 2004 a second lawsuit seeking class action status was filed against the Company in the United States District Court for the Southern District of New York on behalf of all persons who purchased the Company’s securities between February 17, 2004 and October 19, 2004. Although the Company has not yet received a copy of the complaint in such action, it believes the lawsuit is seeking to represent the same class of purchasers of the Company’s common stock with respect to the same subject matter as is involved in the November 5, 2004 class action.

      The Company believes that the claims underlying both of the class actions are without merit and intends to defend vigorously against them.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and Notes thereto which appear elsewhere herein.

Recent Developments

      In May 2003, we purchased the product lines and related assets and assumed certain liabilities from P&M Products USA, Inc. and an affiliated United Kingdom company, P&M Products Limited, (collectively, “P&M”). The total purchase price of approximately $22.0 million consisted of cash paid in the amount of $20.7 million and liabilities of $0.6 million and resulted in goodwill of $16.2 million. Additionally, the patent for Blopen, one of P&M’s significant product lines, was purchased for $1.8 million in cash in a separate transaction with the patent owner that previously licensed Blopen to P&M. This acquisition expanded the product offerings in our activities category. Our results of operations have included P&M from the date of acquisition.

      On June 10, 2004, we purchased substantially all of the assets and assumed certain liabilities from Play Along. The total purchase price of $85.7 million consisted of cash paid in the amount of $70.8 million and the issuance of 749,005 shares of our common stock valued at $14.9 million and resulted in goodwill of $83.9 million. In addition, we agreed to pay an earn-out of up to $10.0 million per year for the three calendar years following the acquisition up to an aggregate amount of $30.0 million based on the achievement of certain financial performance criteria which will be recorded as goodwill when and if earned. Play Along designs and produces traditional toys, which it distributes domestically and internationally. This acquisition expands our product offerings in the pre-school area and brings new product development and marketing talent to us. In accordance with FASB Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”), the allocation of the purchase price is based on studies and valuations that are currently being performed and is expected to be completed in the fourth quarter of 2004. Our results of operations have included Play Along from the date of acquisition.

      On August 6, 2004, we notified Bank of America that we were terminating the Line of Credit (under which there were no outstanding borrowings) effective August 13, 2004. The original maturity date of the credit facility was October 10, 2004.

      On October 19, 2004, we were named as defendants in a lawsuit commenced by World Wrestling Entertainment, Inc. (“WWE”) in the U.S. District Court for the Southern District of New York concerning our toy licenses with WWE and the video game license between WWE and the joint venture company operated by THQ, Inc. (“THQ”) and us. Further named as defendants were THQ, the joint venture, certain of our foreign subsidiaries, Jack Friedman (our Chairman and Chief Executive Officer), Stephen Berman (our Chief Operating Officer, President and Secretary and a member of our Board of Directors), Joel Bennett (our Chief Financial Officer), Stanley Shenker and Associates, Inc., Bell Licensing, LLC, Stanley Shenker and James Bell.

      WWE is seeking treble, punitive and other damages (including disgorgement of profits) in an undisclosed amount and a declaration that the video game license with the joint venture and an amendment to our toy licenses with WWE are void and unenforceable. The lawsuit alleges violations by the defendants of the Racketeer Influenced and Corrupt Organization Act (“RICO”) and the anti-bribery provisions of the Robinson-Patman Act, and various claims under state law. WWE has stated in its publicly-filed documents that it intends for the toy and video game licenses to continue during the pendency of the litigation.

      Our toy licenses with the WWE commenced in 1995 and are scheduled to expire in 2009. The joint venture’s license with the WWE commenced in 1998 and is scheduled to expire in 2009 (subject to the joint venture’s right to extend that license for an additional five years).

      We believe that the WWE’s claims are without merit and we intend to defend vigorously against them.

      On November 5, 2004, a class action lawsuit was filed in the United States District Court for the Southern District of New York. According to plaintiffs’ counsel, the complaint alleges that defendants issued positive statements concerning increasing sales of our WWE licensed products and that these statements were false and misleading because WWE was contending that the WWE licenses had been obtained through a pattern of commercial bribery, that our relationship with the WWE was being negatively impacted by the WWE’s contentions and that there was an increased risk that the WWE would either seek modification or nullification of the licensing agreements with us. The plaintiffs in the class are described as purchasers of our common stock between February 17, 2004 and October 19, 2004.

      The lawsuit seeks compensatory and other damages in an undisclosed amount, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by each of the defendants (namely the Company and Messrs. Friedman, Berman and Bennett), and violations of Section 20(a) of the Exchange Act by Messrs. Friedman, Berman and Bennett.

      We believe that on November 8, 2004 a second lawsuit seeking class action status was filed against us in the United States District Court for the Southern District of New York on behalf of all persons who purchased our securities between February 17, 2004 and October 19, 2004. Although we have not yet received a copy of the complaint in such action, we believe the lawsuit is seeking to represent the same class of purchasers of our common stock with respect to the same subject matter as is involved in the November 5, 2004 class action.

      We believe that the claims underlying both of the class actions are without merit and intend to defend vigorously against them.

Results of Operations

      The following unaudited table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2004	2003	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.9	60.3	60.4	60.6

Gross profit	40.1	39.7	39.6	39.4
Selling, general and administrative expenses	27.0	24.7	28.3	27.7
Recall costs	(0.8)	—	0.9	—

Income from operations	13.9	15.0	10.4	11.7
Profit from joint venture	(1.0)	(0.4)	(0.6)	(0.3)
Interest, net	1.0	0.4	0.3	0.5

Income before provision for income taxes	13.9	15.0	10.7	11.5
Provision for income taxes	3.3	3.5	2.6	2.7

Net income	10.6%	11.5%	8.1%	8.8%

Three Months Ended September 30, 2004 and 2003

      Net Sales. Net sales were $206.1 million in 2004 compared to $90.3 million in 2003, representing an increase of 128.2%. The increase in net sales was primarily due to an increase in sales of our traditional toy products of $49.5 million, including TV Games, WWE action figures and accessories and Dolls, and the addition of $72.6 million in sales from our recent Play Along acquisition, as well as international sales of $11.4 million, partially offset by a decrease in sales of our crafts and activities and writing instruments of $16.3 million and our seasonal products of $1.4 million, including water guns and junior sports toys.

      Gross Profit. Gross profit increased $45.6 million, or 125.8%, to $81.8 million, or 39.7% of net sales, in 2004 from $36.2 million, or 40.1% of net sales, in 2003. The overall increase in gross profit was attributable to the increase in net sales. The decrease in gross profit margin of 0.4% of net sales was primarily due to an increase in royalty expense as a percentage of net sales due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalties.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $51.0 million in 2004 and $24.3 million in 2003, constituting 24.7% and 27.0% of net sales, respectively. The overall increase of $26.7 million in such costs was primarily due to the impact of stock-based compensation, an increase in legal ($4.4 million) and bonus ($2.3 million) expenses, and the addition of overhead related to the operations of Play Along ($13.6 million). Due to the increases in our grants of restricted stock awards and the price of our common stock in 2004 compared to a moderate decrease in the price of our common stock in 2003, we had stock-based compensation charges of $2.5 million compared to a credit of $0.5 million in 2003. The increase in direct selling expenses ($9.4 million) is primarily due to an increase in advertising and promotional expenses in 2004 in support of the sell-through of our various products at retail. We produced and aired television commercials in support of several of our products, including World Wrestling Entertainment, Dragon Ball and Mucha Lucha action figures, TV Games, and Flying Colors products in 2004, and World Wrestling Entertainment and Dragon Ball action figures and Flying Colors products in 2003. From time to time, we may increase our advertising efforts, if we deem it appropriate for particular products.

      Recall Costs. There were no recall costs in the third quarter of 2004. In the second quarter of 2003, we accrued a $2.7 million charge for the recall of one of our products, and in the third quarter of 2003, we recorded a credit of $0.7 million for the recovery of recall costs from one of our third-party factories.

      The remaining component of the recall costs is as follows (in thousands):

	Accrued Balance			Accrued Balance
	June 30, 2004	Accrual	Actual	September 30, 2004

Recall costs	$83	$—	$83	$—

      Profit from Joint Venture. Profit from joint venture in 2004 was $0.9 million as compared to $0.9 million in 2003 with stronger sales of existing titles in 2004 compared to five new lower-priced vehicle combat games plus lower carryover sales in 2003.

      Interest, Net. Interest income resulting from higher average cash balances during 2004 than in 2003 was offset by lower interest rates and accrued interest expense of $1.1 million for the convertible senior notes issued in June 2003.

      Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 2003 and 2004, at effective tax rates of 24.0% in 2003 and 23.0% in 2004, benefiting from a flat 17.0% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong for 2003 and 2004, respectively. As of September 30, 2004, we had deferred tax assets of approximately $4.5 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In making this determination, management considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

Nine Months Ended September 30, 2004 and 2003

      Net Sales. Net sales were $389.5 million in 2004 compared to $231.4 million in 2003, representing an increase of 68.3%. The increase in net sales was primarily due to an increase in sales of our traditional toy products of $115.0 million, including TV Games, WWE and Dolls, and the addition of $80.7 million in sales from our recent Play Along acquisition, as well as international sales of $14.7 million, was partially offset by a decrease in sales of our crafts and activities and writing instruments of $35.5 million and our seasonal products of $16.9 million, including water guns and junior sports toys.

      Gross Profit. Gross profit increased $62.0 million, or 67.7%, to $153.5 million, or 39.4% of net sales, in 2004 from $91.6 million, or 39.6% of net sales, in 2003. The overall increase in gross profit was attributable to the increase in net sales. The decrease in gross profit margin of 0.2% of net sales was primarily due to an increase in royalty expense as a percentage of net sales due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalties.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $107.8 million in 2004 and $65.4 million in 2003, constituting 27.7% and 28.3% of net sales, respectively. The overall increase of $42.4 million in such costs was primarily due to the impact of stock-based compensation, an increase in legal ($6.0 million) and bonus ($5.3 million) expenses, and the addition of overhead related to the operations of Play Along ($14.7 million). Due to the increases in our grants of restricted stock awards and the price of our common stock in 2004 compared to a moderate decrease in the price of our common stock in 2003 we had stock-based compensation charges of $8.5 million compared to a credit of $0.4 million in 2003. The increase in direct selling expenses ($11.7 million) is primarily due to an increase in advertising and promotional expenses in 2004 in support of the sell-through of our various products at retail. We produced and aired television commercials in support of several of our products, including World Wrestling Entertainment, Dragon Ball and Mucha Lucha action figures, TV Games, and Flying Colors products in 2004, and World Wrestling Entertainment and Dragon Ball action figures and Flying Colors products in 2003. From time to time, we may increase our advertising efforts, if we deem it appropriate for particular products.

      Recall Costs. There were no recall costs in the first nine months of 2004. In the second quarter of 2003, we accrued a $2.7 million charge for the recall of one of our products, and in the third quarter of 2003, we recorded a credit of $0.7 million for the recovery of recall costs from one of our third-party factories.

      The remaining component of the recall costs is as follows (in thousands):

	Accrued Balance			Accrued Balance
	December 31, 2003	Accrual	Actual	September 30, 2004

Recall costs	$490	$—	$490	$—

      Profit from Joint Venture. Profit from joint venture in 2004 was $1.3 million as compared to $1.3 million in 2003 with stronger carryover sales of existing titles in 2004 compared to five new lower-priced vehicle combat games plus lower carryover sales in 2003.

      Interest, Net. Interest income resulting from higher average cash balances during 2004 than in 2003 was offset by lower interest rates and accrued interest expense of $3.4 million for the convertible senior notes issued in June 2003.

      Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 2003 and 2004, at effective tax rates of 24.0% in 2003 and 23.0% in 2004, benefiting from a flat 17.0% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong for 2003 and 2004, respectively. As of September 30, 2004, we had deferred tax assets of approximately $4.5 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In making this determination, management considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

Seasonality and Backlog

      The retail toy industry is inherently seasonal. Generally, our sales have been highest during the third and fourth quarters, and collections for those sales have been highest during the succeeding fourth and first fiscal quarters. Sales of writing instrument products are likewise seasonal with sales highest during the second and third quarters, as are our Go Fly a Kite, Funnoodle and Storm outdoor products, which are largely sold in the first and second quarters. Our working capital needs have been highest during the third and fourth quarters.

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

Recent Accounting Pronouncements

      In January 2003 and as revised in December 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”) and FASB Interpretation No. 46R. Interpretations 46 and 46R require companies with a variable interest in a variable interest entity to apply this guidance as of the beginning of the first reporting period after December 15, 2003. If applicable, the application of the guidance could result in the consolidation of a variable interest entity. Interpretations 46 and 46R are not applicable to us, as we are not the beneficiary of any variable interest entities.

      At its meeting on September 30, 2004, the Emerging Issues Task Force (EITF) reached a final consensus that the dilutive effect of contingent convertible debt instruments must be included in dilutive earnings per share regardless of whether the triggering contingency has been satisfied. This consensus, EITF Issue 04-8, requires application on a retroactive basis and restatement of prior period earnings per share. The final consensus, subject to approval by the FASB, is expected to be effective for periods ending after December 15, 2004. Had this consensus been in effect at September 30, 2004 and September 30, 2003, our diluted earnings per share would have been $0.77 and $0.35 for the respective quarters and $1.20 and $0.70 for the respective nine months then ended.

Liquidity and Capital Resources

      As of September 30, 2004, we had working capital of $218.5 million, as compared to $232.6 million as of December 31, 2003. This decrease was primarily attributable to disbursements related to the acquisition of Play Along, though offset in part by increases generated by our operating results.

      Operating activities provided net cash of $86.4 million in 2004, as compared to $15.6 million in 2003. Net cash was provided primarily by net income which was adjusted for non-cash charges, including earned compensation from stock option grants and restricted stock grants and depreciation and amortization, as well as an increase in the cash received from the preferred return from THQ joint venture, a decrease in inventory and increases in accounts payable and accrued expenses and income taxes payable, which were offset in part by increases in accounts receivable and prepaid expenses and other current assets. Other than open purchase orders, issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of September 30, 2004, we had cash and cash equivalents and marketable securities of $151.9 million.

      Our investing activities used net cash of $74.8 million in 2004, as compared to $42.1 million in 2003, consisting primarily of cash paid for the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products and other assets, cash paid for the purchase of net assets from Play Along and the purchase of marketable securities. In 2003, our investing activities consisted primarily of cash paid for the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products and other assets, cash paid for the purchase of net assets from P&M and the purchase of marketable securities, partially offset by the repayment of notes receivable from officers. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties ranging from 1% to 18% payable on net sales of such products. As of September 30, 2004, these agreements required future aggregate minimum guarantees of $26.7 million, exclusive of $12.3 million in advances already paid.

      Our financing activities provided net cash of $2.1 million in 2004, consisting primarily of proceeds from the exercise of stock options and warrants, partially offset by the repayment of long term debt. In 2003, financing activities provided net cash of $90.9 million, consisting primarily of net proceeds from the sale of convertible senior notes payable and proceeds from the exercise of stock options and warrants, partially offset by the repurchase of our common stock and the repayment of long term debt.

      In February 2003, our Board of Directors approved a buyback of up to $20 million of our common stock. During 2003, we repurchased and retired 554,500 shares of our common stock at an aggregate cost of approximately $6.1 million. There were no common stock repurchases during the nine months ended September 30, 2004.

      In May 2003, we purchased the product lines and related assets and assumed certain liabilities from P&M Products USA, Inc. and an affiliated United Kingdom company, P&M Products Limited, (collectively, “P&M”). The total purchase price of approximately $22.0 million consisted of cash paid in the amount of $20.7 million and liabilities of $0.6 million and resulted in goodwill of $16.2 million. Additionally, the patent for Blopen, one of P&M’s significant product lines, was purchased for $1.8 million in cash in a separate transaction with the patent owner that previously licensed Blopen to P&M. This acquisition expanded the product offerings in our activities category. Our results of operations have included P&M from the date of acquisition.

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

      In January 2004, Kay Bee Toys filed for bankruptcy protection under Chapter 11. As a result, we have reserved $2.1 million for potential bad debt, which represents 84% of their $2.5 million pre-petition accounts receivable balance. Although their ability to continue their business is uncertain, we do not anticipate that the bankruptcy of Kay Bee Toys will have a material effect on future earnings due to increasing sales to other retailers.

      On June 10, 2004, we purchased substantially all of the assets and assumed certain liabilities from Play Along. The total purchase price of $85.7 million consisted of cash paid in the amount of $70.8 million and the issuance of 749,005 shares of our common stock valued at $14.9 million and resulted in goodwill of $83.9 million. In addition, we agreed to pay an earn-out of up to $10.0 million per year for the three calendar years following the acquisition up to an aggregate amount of $30.0 million based on the achievement of certain financial performance criteria which will be recorded as goodwill when and if earned. Play Along designs and produces traditional toys, which it distributes domestically and internationally. This acquisition expands our product offerings in the pre-school area and brings new product development and marketing talent to us. In accordance with FASB Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”), the allocation of the purchase price is based on studies and valuations that are currently being performed and is expected to be completed in the fourth quarter of 2004. Our results of operations have included Play Along from the date of acquisition.

      On October 19, 2004, we were named as defendants in a lawsuit commenced by World Wrestling Entertainment, Inc. (“WWE”) in the U.S. District Court for the Southern District of New York concerning our toy licenses with WWE and the video game license between WWE and the joint venture company operated by THQ, Inc. (“THQ”) and us. Further named as defendants were THQ, the joint venture, certain of our foreign subsidiaries, Jack Friedman (our Chairman and Chief Executive Officer), Stephen Berman (our Chief Operating Officer, President and Secretary and a member of our Board of Directors), Joel Bennett

(our Chief Financial Officer), Stanley Shenker and Associates, Inc., Bell Licensing, LLC, Stanley Shenker and James Bell.

      WWE is seeking treble, punitive and other damages (including disgorgement of profits) in an undisclosed amount and a declaration that the video game license with the joint venture and an amendment to our toy licenses with WWE are void and unenforceable. The lawsuit alleges violations by the defendants of the Racketeer Influenced and Corrupt Organization Act (“RICO”) and the anti-bribery provisions of the Robinson-Patman Act, and various claims under state law. WWE has stated in its publicly-filed documents that it intends for the toy and video game licenses to continue during the pendency of the litigation.

      Our toy licenses with the WWE commenced in 1995 and are scheduled to expire in 2009. The joint venture’s license with the WWE commenced in 1998 and is scheduled to expire in 2009 (subject to the joint venture’s right to extend that license for an additional five years).

      We believe that the WWE’s claims are without merit and we intend to defend vigorously against them.

      On November 5, 2004, a class action lawsuit was filed in the United States District Court for the Southern District of New York. According to plaintiffs’ counsel, the complaint alleges that defendants issued positive statements concerning increasing sales of our WWE licensed products and that these statements were false and misleading because WWE was contending that the WWE licenses had been obtained through a pattern of commercial bribery, that our relationship with the WWE was being negatively impacted by the WWE’s contentions and that there was an increased risk that the WWE would either seek modification or nullification of the licensing agreements with us. The plaintiffs in the class are described as purchasers of our common stock between February 17, 2004 and October 19, 2004.

      The lawsuit seeks compensatory and other damages in an undisclosed amount, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by each of the defendants (namely the Company and Messrs. Friedman, Berman and Bennett), and violations of Section 20(a) of the Exchange Act by Messrs. Friedman, Berman and Bennett.

      We believe that on November 8, 2004 a second lawsuit seeking class action status was filed against us in the United States District Court for the Southern District of New York on behalf of all persons who purchased our securities between February 17, 2004 and October 19, 2004. Although we have not yet received a copy of the complaint in such action, we believe the lawsuit is seeking to represent the same class of purchasers of our common stock with respect to the same subject matter as is involved in the November 5, 2004 class action.

      We believe that the claims underlying both of the class actions are without merit and intend to defend vigorously against them.

      In October 2001, we and all of our domestic subsidiaries jointly and severally secured a syndicated line of credit totaling $50.0 million with a consortium of banks led by Bank of America, N.A. (“Line of Credit”). In June 2003, we and the banks amended the loan agreements governing the Line of Credit (the “Loan Agreements”), pursuant to which amendment (i) the banks suspended certain of our covenants under the Loan Agreements, including those that prohibited us from consummating the Convertible Senior Notes offering without the banks’ consent, and (ii) the banks’ obligations to extend credit under the Line of Credit were simultaneously suspended. There had never been any outstanding borrowings under the Line of Credit since its inception. On August 6, 2004, we notified Bank of America that we were terminating the Line of Credit (under which there were no outstanding borrowings) effective August 13, 2004. The original maturity date of the Line of Credit was October 10, 2004.

      We believe that our cash flow from operations, cash and cash equivalents on hand and marketable securities will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. We intend to finance our long-term liquidity requirements out of net cash provided by operations, marketable securities and cash on hand.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of September 30, 2004, we have not used derivative instruments or engaged in hedging activities to minimize our market risk.

Interest Rate Risk

      In August 2004, we terminated our Line of Credit. In June 2003, we issued convertible senior notes payable of $98.0 million with a fixed interest rate of 4.625% per annum. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

Foreign Currency Risk

      We have wholly-owned subsidiaries in Hong Kong and in the United Kingdom. Sales by these operations made on a FOB China or Hong Kong basis are denominated in U.S. dollars. However, purchases of inventory and Hong Kong operating expenses are typically denominated in Hong Kong dollars and domestic sales and operating expenses made in the United Kingdom are typically denominated in British Pounds, thereby creating exposure to changes in exchange rates. Changes in the British Pound or Hong Kong dollar/ U.S. dollar exchange rates may positively or negatively affect our gross margins, operating income and retained earnings. The British Pound gave rise to the other comprehensive loss in the balance sheet at September 30, 2004. The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to US$1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. We do not believe that near-term changes in these exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Hong Kong dollar or British Pound.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      On October 19, 2004, we were named as defendants in a lawsuit commenced by World Wrestling Entertainment, Inc. (“WWE”) in the U.S. District Court for the Southern District of New York concerning our toy licenses with WWE and the video game license between WWE and the joint venture company operated by THQ, Inc. (“THQ”) and us. Further named as defendants were THQ, the joint venture, certain of our foreign subsidiaries, Jack Friedman (our Chairman and Chief Executive Officer), Stephen Berman (our Chief Operating Officer, President and Secretary and a member of our Board of Directors), Joel Bennett (our Chief Financial Officer), Stanley Shenker and Associates, Inc., Bell Licensing, LLC, Stanley Shenker and James Bell.

      WWE is seeking treble, punitive and other damages (including disgorgement of profits) in an undisclosed amount and a declaration that the video game license with the joint venture and an amendment to our toy licenses with WWE are void and unenforceable. The lawsuit alleges violations by the defendants of the Racketeer Influenced and Corrupt Organization Act (“RICO”) and the anti-bribery provisions of the Robinson-Patman Act, and various claims under state law. WWE has stated in its publicly-filed documents that it intends for the toy and video game licenses to continue during the pendency of the litigation.

      Our toy licenses with the WWE commenced in 1995 and are scheduled to expire in 2009. The joint venture’s license with the WWE commenced in 1998 and is scheduled to expire in 2009 (subject to the joint venture’s right to extend that license for an additional five years).

      We believe that the WWE’s claims are without merit and we intend to defend vigorously against them.

      On November 5, 2004, a class action lawsuit was filed in the United States District Court for the Southern District of New York. According to plaintiffs’ counsel, the complaint alleges that defendants issued positive statements concerning increasing sales of our WWE licensed products and that these statements were false and misleading because WWE was contending that the WWE licenses had been obtained through a pattern of commercial bribery, that our relationship with the WWE was being negatively impacted by the WWE’s contentions and that there was an increased risk that the WWE would either seek modification or nullification of the licensing agreements with us. The plaintiffs in the class are described as purchasers of our common stock between February 17, 2004 and October 19, 2004.

      The lawsuit seeks compensatory and other damages in an undisclosed amount, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by each of the defendants (namely the Company and Messrs. Friedman, Berman and Bennett), and violations of Section 20(a) of the Exchange Act by Messrs. Friedman, Berman and Bennett.

      We believe that on November 8, 2004 a second lawsuit seeking class action status was filed against us in the United States District Court for the Southern District of New York on behalf of all persons who purchased our securities between February 17, 2004 and October 19, 2004. Although we have not yet received a copy of the complaint in such action, we believe the lawsuit is seeking to represent the same class of purchasers of our common stock with respect to the same subject matter as is involved in the November 5, 2004 class action.

      We believe that the claims underlying both of the class actions are without merit and intend to defend vigorously against them.

Item 4.	Submission of Matters to a Vote of Security Holders

      We mailed a Proxy Statement on or about August 9, 2004 to our stockholders of record as of July 28, 2004 in connection with our 2004 Annual Meeting of Stockholders, which was held on September 10, 2004 at the Sherwood Country Club, 320 West Stafford Road, Thousand Oaks, California, 91361. At the Meeting, the stockholders voted on two matters, both of which were approved.

      The first matter was the election of the members of the Board of Directors. The seven directors elected and the tabulation of the votes (both in person and by proxy) was as follows:

Nominees for Directors	For	Against	Withheld

Jack Friedman	22,276,042	0	334,163
Stephen Berman	22,274,978	0	335,227
Dan Almagor	22,539,493	0	70,712
David Blatte	21,039,157	0	1,571,048
Robert Glick	21,021,271	0	1,588,934
Michael Miller	22,405,696	0	204,509
Murray L. Skala	20,845,578	0	1,764,627

      There were no broker held non-voted shares represented at the Meeting with respect to this matter.

      The second matter upon which the shareholders voted was the proposal to ratify the appointment by the Board of Directors of PKF, Certified Public Accountants, A Professional Corporation, as independent certified public accountants for the Company for 2004. The tabulation of the votes (both in person and by proxy) was as follows:

For	Against	Abstentions

22,238,419	353,541	18,245

      There were no broker held non-voted shares represented at the Meeting with respect to this matter.

Item 6.	Exhibits

Number	Description

3.1.1	Restated Certificate of Incorporation of the Company(1)
3.1.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company(2)
3.2.1	By-Laws of the Company(1)
3.2.2	Amendment to By-Laws of the Company(3)
4.1	Indenture, dated as of June 9, 2003, by and between the Registrant and Wells Fargo Bank, N.A.(4)
4.2	Form of 4.625% Convertible Senior Note(4)
4.3	Registration Rights Agreement, dated as of June 9, 2003, by and among the Registrant and Bear, Stearns & Co. Inc.(4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(5)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(5)
32.1	Section 1350 Certification of Chief Executive Officer(5)
32.2	Section 1350 Certification of Chief Financial Officer(5)

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(2)	Filed previously as exhibit 4.1.2 of the Company’s Registration Statement on Form S-3 (Reg. No. 333-74717), filed on March 9, 1999, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003, and incorporated herein by reference.

(5)	Filed herewith.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

JAKKS PACIFIC, INC.

By:	/s/ JOEL M. BENNETT

Joel M. Bennett
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: November 9, 2004