Form 10-K/A
period 2003-12-31
JAKKS PACIFIC INC
filed 2005-03-31
CIK 1009829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

      The Company is restating its financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which includes the Company’s financial statements for 2003 and 2002 (the “2003 10-K”), to account for the acquisition of Toymax, Trendmasters and P&M Products in accordance with paragraph 39 of SFAS 141 (the “Restatement”). Specifically, a portion of the purchase price for each of these transactions has now been allocated to acquired product rights and other intangible assets other than goodwill.

      The following items of the 2003 10-K have been modified or revised in this Amendment No. 1 to reflect the Restatement:

•	Item 2. Business

•	Item 6. Selected Financial Data

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 8. Financial Statements and Supplementary Data

•	Item 16. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      Except for disclosures affected by the Restatement, this Amendment No. 1 speaks as of the original filing date of the 2003 10-K on March 15, 2004, and does not modify or update disclosures in the 2003 10-K to reflect events occurring or items discovered after March 15, 2004. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to March 15, 2004, including any amendments to those filings.

JAKKS PACIFIC, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K/A

For the Fiscal Year ended December 31, 2003

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

Our Growth Strategy

      The execution of our growth strategy has resulted in increased revenues and earnings. In 2003, we generated net sales and EBITDA of $315.8 million and $34.8 million, respectively. Key elements of our growth strategy include:

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

Item 6. Selected Financial Data

      You should read the financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes (included in Item 8). As discussed in Note 2 of our consolidated financial statements, our consolidated financial statements have been restated from those originally issued on March 15, 2004 to reflect certain adjustments related to the accounting for the acquisitions of Toymax, Trendmasters and P&M. These adjustments are described in further detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,

	1999		2000		2001		2002		2003
							Restated		Restated

	(In thousands, except per share data and ratios)
Consolidated Statement of Operations Data:
Net sales	$183,685		$252,288		$284,309		$310,016		$315,776
Cost of sales	107,602		149,881		164,222		180,173		189,334

Gross profit	76,083		102,407		120,087		129,843		126,442
Selling, general and administrative expenses	51,154		80,435		89,575		98,111		113,053
Acquisition shut-down and product recall costs	—		1,469		1,214		6,718		2,000

Income from operations	24,929		20,503		29,298		25,014		11,389
Profit from Joint Venture	(3,605)		(15,906)		(6,675)		(8,004)		(7,351)
Interest, net	(1,588)		(3,833)		(2,057)		(1,141)		1,405
Other (income) expense, net	(182)		(92)		—		—		—

Income before provision for income taxes and minority interest	30,304		40,334		38,030		34,159		17,335
Provision for income taxes	8,334		11,697		9,797		6,466		1,440

Income before minority interest	21,970		28,637		28,233		27,693		15,895
Minority interest	—		—		—		(237)		—

Net income	$21,970		$28,637		$28,233		$27,930		$15,895

Basic earnings per share	$1.58		$1.50		$1.55		$1.27		$0.66

Weighted average shares outstanding	13,879		19,060		18,199		21,963		24,262

Diluted earnings per share	$1.39		$1.41		$1.45		$1.23		$0.64

Weighted average shares and equivalents outstanding	15,840		20,281		19,410		22,747		24,677

Ratio of earnings to fixed charges(1)	72.64	x	89.84	x	38.80	x	21.28	x	4.76	x

	At December 31,

	1999	2000	2001	2002	2003
				Restated	Restated

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$57,546	$29,275	$25,036	$68,413	$118,182
Working capital	113,170	86,897	116,492	129,183	232,601
Total assets	232,878	248,722	284,041	408,916	529,997
Long-term debt, net of current portion	9	1,000	77	60	98,042
Total stockholders’ equity	187,501	204,530	244,404	357,236	377,900

(1)	For the purpose of computing the ratio of fixed charges, earnings consist of income before provision for income taxes plus fixed charges. Fixed charges consist of interest charges, amortization of debt expenses and that portion of rental expense we believe to be representative of interest.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      When we determine that the carrying value of long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net long-lived assets, including goodwill, amounted to $234.1 million as of December 31, 2003.

Restatement for Adjustment to Accounting for Acquisitions

      The accompanying consolidated financial statements as of December 31, 2002 and 2003 and for the two years in the period ended December 31, 2003 have been restated from those originally issued to reflect certain adjustments related to the accounting for the acquisitions of Toymax, Trendmasters and P&M in accordance with Statement of Financial Accounting Standards No. 141. Specifically, the purchase price of these acquisitions was originally allocated substantially to goodwill, and, based on studies and valuations completed in 2005 by a third-party valuation consultant, the purchase price of these acquisitions has been reallocated in part to intangible assets other than goodwill, including those with limited lives. The resulting adjustment to amortization expense related to the limited life intangible assets of $6.3 million in 2002 and $7.3 million in 2003 and the resulting charge to cost of sales related to the mark-up of acquired inventory of $0.7 million in 2002 and $0.2 million in 2003, which led to a reduction of operating income in 2002 and 2003.

      These adjustments impacted the consolidated balance sheets as of December 31, 2002 and 2003, and the consolidated statements of operations, other comprehensive income, stockholders’ equity and cash flows for each of the two years ended December 31, 2002 and 2003. The impact of this restatement, which has been reflected throughout the consolidated financial statements and accompanying notes, is as follows (in thousands, except per share amounts):

	Years Ended December 31,

	2002	2002	2003	2003

	As Previously	As Restated	As Previously	As Restated
	Reported		Reported
Net sales	$310,016	$310,016	$315,776	$315,776
Cost of sales	179,465	180,173	189,142	189,334
Gross profit	130,551	129,843	126,634	126,442
Selling, general and administrative expenses	91,849	98,111	105,771	113,053
Acquisition shut-down and product recall costs	6,718	6,718	2,000	2,000
Income from operations	31,984	25,014	18,863	11,389
Profit from Joint Venture	(8,004)	(8,004)	(7,351)	(7,351)
Interest, net	(1,141)	(1,141)	1,405	1,405
Income before provision for income taxes and minority interest	41,129	34,159	24,809	17,335
Provision for income taxes	9,048	6,466	4,205	1,440

Income before minority interest	32,081	27,693	20,604	15,895
Minority interest	810	(237)	—	—

Net income	$31,271	$27,930	$20,604	$15,895

Basic earnings per share	$1.42	$1.27	$0.85	$0.66
Diluted earnings per share	$1.37	$1.23	$0.83	$0.64

Recent Developments

      On May 31, 2003, we purchased certain product lines, including ColorWorkshop and Blopens, assets and assumed certain liabilities of P&M Products USA, Inc. and an affiliated United Kingdom company, P&M Products Limited (collectively “P&M”). The total purchase price of approximately $22.0 million consisted of all cash and the assumption of certain liabilities and resulted in goodwill of $13.7 million. Our results of operations have included P&M from the date of acquisition.

Results of Operation

      The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	Years Ended December 31,

	1999	2000	2001	2002	2003
				Restated	Restated
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.6	59.4	57.8	58.1	60.0

Gross profit	41.4	40.6	42.2	41.9	40.0
Selling, general and administrative expenses	27.8	31.9	31.5	31.6	35.8
Acquisition shut-down and product recall costs	—	0.5	0.4	2.2	0.6

Income from operations	13.6	8.2	10.3	8.1	3.6
Profit from Joint Venture	(2.0)	(6.3)	(2.3)	(2.6)	(2.3)
Interest, net	(0.9)	(1.5)	(0.7)	(0.4)	0.4

Income before income taxes and minority interest	16.5	16.0	13.3	11.1	5.5
Provision for income taxes	4.5	4.6	3.4	2.1	0.5

Income before minority interest	12.0	11.4	9.9	9.0	5.0
Minority interest	—	—	—	—	—

Net income	12.0%	11.4%	9.9%	9.0%	5.0%

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

      Gross Profit. Gross profit decreased $3.4 million, or 2.7%, to $126.4 million, or 40.0% of net sales, in 2003 from $129.8 million, or 41.9% of net sales, in 2002. The overall decrease in gross profit was attributable to a decrease in gross profit margin. The decrease in gross profit margin of 1.9% of net sales was due to higher sales of seasonal products with lower margins and an increase in royalty expense as a percentage of net sales due to changes in the product mix resulting from the sale of more products with higher royalty rates, though offset in part by a decrease in amortization expense of molds and tools used in the manufacture of our products.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $113.1 million in 2003 and $98.1 million in 2002, constituting 35.8% and 31.6% of net sales, respectively. The overall increase of $15.0 million in such costs was primarily due to a charge for the grant of restricted stock of $8.4 million, a charge of $2.1 million to bad debt relating to the bankruptcy of several of our customers, including Kay Bee Toys, and an increase in direct selling expenses, product development costs, option compensation expense resulting from the price reset of options in 2000 and operating expenses incurred in connection with the P&M asset acquisition. We produced and aired television commercials in support of several of our products, including WWE and Dragon Ball Z action figures and Flying Colors products in 2003 and WWE action figures and Flying Colors products in 2002. From time to time, we may increase our advertising efforts, if we deem it appropriate for particular products.

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

      Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 2002 and 2003, at an effective tax rate of 18.9% and 8.3% in 2002 and 2003, respectively, benefiting from a flat 16.5% and 17.0%, Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong for 2002 and 2003, respectively. For 2003, the effective rate decreased as a result of a higher proportionate share of income arising in Hong Kong as opposed to income arising in the higher statutory jurisdictions. As of December 31, 2003, we had deferred tax losses of approximately $4.5 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In making this determination, management believes it considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

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

      Gross Profit. Gross profit increased $9.7 million, or 8.1%, to $129.8 million in 2002, or 41.9% of net sales, from $120.1 million, or 42.2% of net sales, in 2001. The overall increase in gross profit was attributable to the increase in net sales. Gross profit margin was compatible to last year as lower margins for Toymax products were offset by the decrease in royalty expense as a percentage of net sales due to changes in the product mix resulting from the sale of more products with lower royalty rates or proprietary products with no royalties.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $98.1 million in 2002 and $89.6 million in 2001, constituting 31.6% and 31.5% of net sales, respectively. The overall increase of $8.5 million in such costs was due to costs incurred in support of our Kidz Biz and Toymax acquisitions, amortization of intangible assets other than goodwill from the Toymax and Trendmasters acquisitions and increased media buys, offset in part by a decrease in goodwill amortization expense based on the implementation of SFAS 142. We produced and aired television commercials in support of several of our products, including WWE action figures and Flying Colors products, in 2001 and 2002. From time to time, we may increase our advertising efforts, if we deem it appropriate for particular products.

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

      Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 2001 and 2002, at effective tax rates of 26% in 2001 and 18.9% in 2002,

benefiting from a flat 16.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong. The decrease in the current year effective rate net results primarily from certain permanently non-taxable items in addition to a continued shift in profits to more favorable tax jurisdictions.

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

	2001				2002 (Restated)				2003 (Restated)

	First	Second	Third	Fourth	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Net sales	$59,962	$70,141	$92,768	$61,438	$59,895	$78,992	$102,640	$68,489	$67,759	$73,290	$90,308	$84,419
As a % of full year	21.1%	24.7%	32.6%	21.6%	19.3%	25.5%	33.1%	22.1%	21.5%	23.2%	28.6%	26.7%
Gross profit	$24,468	$32,609	$39,056	$23,954	$26,470	$35,192	$41,812	$26,369	$27,442	$27,906	$36,226	$34,868
As a % of full year	20.4%	27.2%	32.5%	19.9%	20.4%	27.1%	32.2%	20.3%	21.7%	22.1%	28.7%	27.6%
As a % of net sales	40.8%	46.5%	42.1%	39.0%	44.2%	44.6%	40.7%	38.5%	40.5%	38.1%	40.1%	41.3%
Income (loss) from operations	$7,267	$8,879	$14,562	$(1,410)	$1,420	$7,863	$16,835	$(1,104)	$5,960	$2,522	$10,480	$(7,573)
As a % of full year	24.8%	30.3%	49.7%	(4.8)%	5.7%	31.4%	67.3%	(4.4)%	52.3%	22.1%	92.0%	(66.5)%
As a % of net sales	12.7%	12.1%	15.7%	(2.3)%	2.4%	10.0%	16.4%	(1.6)%	8.8%	3.4%	11.6%	(9.0)%
Income before income taxes and minority interest	$8,480	$9,478	$15,250	$4,822	$2,985	$8,800	$17,884	$4,490	$6,299	$2,679	$10,495	$(2,138)
As a % of net sales	14.1%	13.5%	16.4%	7.8%	5.0%	11.1%	17.4%	6.6%	9.3%	3.7%	11.6%	(2.5)%
Net income	$6,021	$6,873	$10,949	$4,390	$2,156	$6,973	$13,085	$5,717	$4,988	$2,236	$8,248	$422
As a % of net sales	10.0%	9.8%	11.8%	7.1%	3.6%	8.8%	12.7%	8.3%	7.4%	3.1%	9.1%	0.5%
Diluted earnings per share	$0.32	$0.36	$0.56	$0.22	$0.11	$0.32	$0.54	$0.23	$0.20	$0.09	$0.33	$0.02
Weighted average shares and equivalents outstanding	18,920	19,259	19,586	19,763	20,236	21,953	24,059	24,800	24,917	24,683	24,629	24,642

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

      Operating activities provided net cash of $7.0 million in the year ended December 31, 2003 as compared to $71.6 million, including cash provided from the sale of marketable securities of $37.1 million, in 2002. Net cash was provided primarily by net income and non-cash charges, such as the grant of restricted stock and depreciation and amortization, as well as increases in accounts payable and deferred income taxes, which were offset in part by an increase in accounts receivable, inventory, prepaid expenses and other and decreases in accrued expenses, income taxes payable, and reserve for sales returns and allowances. As of December 31, 2003, we had cash and cash equivalents of $118.2 million and marketable securities of $19.3 million.

      Our investing activities used cash of $47.3 million in the year ended December 31, 2003, as compared to $93.1 million in 2002, consisting primarily of the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products, the purchase of other assets, the goodwill acquired in the acquisition of P&M and the purchase of marketable securities, partially offset by the repayment of notes receivable from officers. In 2002, our investing activities consisted primarily of the purchase of molds and tooling used in the manufacture of our products, the goodwill and intangible assets other than goodwill acquired in the acquisitions of Toymax and Trendmasters, plus the $4.5 million in goodwill relating to the final earn-out for Flying Colors, partially offset by the repayment of notes receivable from officers. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties ranging from 1% to 18% payable on net sales of such products. As of December 31, 2003, these agreements required future aggregate minimum guarantees of $21.9 million, exclusive of $4.8 million in advances already paid.

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

      On May 31, 2003, we purchased certain product lines, related assets and assumed certain liabilities of P&M. The total purchase price of approximately $22.0 million consisted of cash paid in the amount of $20.7 million and liabilities of $1.3 million and resulted in goodwill of $13.7 million. Results of operations have included P&M from the date of acquisition.

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

      As discussed in Note 2 to the accompanying Consolidated Financial Statements, the Company has restated its financial statements as of December 31, 2002 and 2003, and for the two years in the period ended December 31, 2003.

/s/ PKF

PKF
Certified Public Accountants
A Professional Corporation

Los Angeles, California

February 16, 2004, except Notes 2 and 4
for which the date is March 29, 2005

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2003

	Restated	Restated

	(In thousands, except
	share data)
Assets
Current assets
Cash and cash equivalents	$68,413	$118,182
Marketable securities	—	19,345
Accounts receivable, net of allowance for uncollectible accounts of $6,781 and $7,877, respectively	56,195	86,120
Inventory, net of reserves of $4,782 and $5,025, respectively	38,010	44,400
Prepaid and other	13,062	16,763
Notes receivable — officers	1,113	—

Total current assets	176,793	284,810
Property and equipment
Office furniture and equipment	5,932	6,563
Molds and tooling	31,069	34,481
Leasehold improvements	2,464	2,429

Total	39,465	43,473
Less accumulated depreciation and amortization	24,640	31,751

Property and equipment, net	14,825	11,722
Intangibles and other, net	17,906	18,172
Investment in joint venture	8,119	9,097
Goodwill, net	176,205	190,728
Trademarks, net	15,068	15,468

Total assets	$408,916	$529,997

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,993	$25,064
Accrued expenses	19,394	17,351
Reserve for sales returns and allowances	13,579	7,753
Current portion of long-term debt	18	19
Income taxes payable	5,625	2,021

Total current liabilities	47,609	52,208
Long-term debt, net of current portion	60	98,042
Deferred income taxes	4,011	1,847

Total liabilities	51,680	152,097

Commitments and contingencies
Stockholders’ equity
Preferred shares, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 24,472,884 and 24,866,940 shares issued and outstanding, respectively	24	25
Additional paid-in capital	240,102	245,219
Retained earnings	117,110	133,005
Accumulated other comprehensive loss	—	(349)

Total stockholders’ equity	357,236	377,900

Total liabilities and stockholders’ equity	$408,916	$529,997

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2001	2002	2003
		Restated	Restated

	(In thousands, except per share amounts)
Net sales	$284,309	$310,016	$315,776
Cost of sales	164,222	180,173	189,334

Gross profit	120,087	129,843	126,442
Selling, general and administrative expenses	89,575	98,111	113,053
Acquisition shut-down and product recall costs	1,214	6,718	2,000

Income from operations	29,298	25,014	11,389
Profit from Joint Venture	(6,675)	(8,004)	(7,351)
Interest, net	(2,057)	(1,141)	1,405

Income before provision for income taxes and minority interest	38,030	34,159	17,335
Provision for income taxes	9,797	6,466	1,440

Income before minority interest	28,233	27,693	15,895
Minority interest	—	(237)	—

Net income	$28,233	$27,930	$15,895

Basic earnings per share	$1.55	$1.27	$0.66

Diluted earnings per share	$1.45	$1.23	$0.64

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

	Years Ended December 31,

	2001	2002	2003

		Restated	Restated

	(In thousands)
Other comprehensive income:
Net income	$28,233	$27,930	$15,895
Foreign currency translation adjustment	—	—	(349)

Other comprehensive income	$28,233	$27,930	$15,546

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
DECEMBER 31, 2001, 2002 AND 2003
Restated

	Common Stock					Accumulated
			Additional			Other	Total
	Number		Paid-in	Treasury	Retained	Comprehensive	Stockholders’
	of Shares	Amount	Capital	Stock	Earnings	Loss	Equity

	(In thousands)
Balance, December 31, 2000	17,992	$19	$156,475	$(12,911)	$60,947	$—	$204,530
Exercise of options and warrants	526	1	3,069	—	—	—	3,070
Earned compensation for fully vested stock options	—	—	2,571	—	—	—	2,571
Issuances of common shares for Kidz Biz		—	6,000	—	—	—	6,000
Net income	—	—	—	—	28,233	—	28,233

Balance, December 31, 2001	18,827	20	168,115	(12,911)	89,180	—	244,404
Exercise of options and warrants	955	1	5,883	—	—	—	5,884
Earned compensation for fully vested stock options	—	—	(1,308)	—	—	—	(1,308)
Retirement of treasury stock	—	(1)	(12,910)	12,911	—	—	—
Fair value of outstanding stock options in acquisition	—	—	3,151	—	—	—	3,151
Issuance of common stock for cash	3,525	3	59,091	—	—	—	59,094
Issuance of common stock for Toymax	1,166	1	18,080	—	—	—	18,081
Net income	—	—	—	—	27,930	—	27,930

Balance, December 31, 2002	24,473	24	240,102	—	117,110	—	357,236
Exercise of options	312	—	1,777	—	—	—	1,777
Restricted stock grants	696	1	8,363	—	—	—	8,364
Issuance of warrants	—	—	1,057	—	—	—	1,057
Earned compensation for fully vested stock options	—	—	6	—	—	—	6
Repurchase and retirement of common stock	(554)	—	(6,086)	—	—	—	(6,086)
Net income	—	—	—	—	15,895	—	15,895
Foreign currency translation adjustment	—	—	—	—	—	(349)	(349)

Balance, December 31, 2003	24,927	$25	$245,219	$—	$133,005	$(349)	$377,900

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2001	2002	2003
		Restated	Restated

	(In thousands)
Cash flows from operating activities
Net income	$28,233	$27,930	$15,895

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,220	15,456	16,029
Foreign currency translation adjustment	—	—	(349)
Earned compensation for fully vested stock options	2,571	(1,308)	6
Investment in joint venture	2,977	(225)	79
Loss on disposal of property and equipment	16	—	—
Forgiveness of officer note receivable	—	285	—
Restricted stock grants	—	—	8,364
Minority interest	—	(237)	—
Changes in operating assets and liabilities
Net sale (purchase) of marketable securities	(23,501)	37,119	—
Accounts receivable	(5,835)	(3,307)	(28,224)
Inventory	(1,489)	(10,996)	(2,654)
Prepaid expenses and other	1,423	507	(5,643)
Accounts payable	(1,927)	(3,698)	16,264
Accrued expenses	5,529	(9,534)	(3,259)
Income taxes payable	(6,052)	7,056	(1,397)
Reserve for sales returns and allowances	(1,600)	8,626	(5,827)
Deferred income taxes	800	3,879	(2,240)

Total adjustments	(14,868)	43,623	(8,851)

Net cash provided by operating activities	13,365	71,553	7,044

Cash flows from investing activities
Purchases of property and equipment	(4,971)	(6,594)	(4,472)
Purchases of other assets	(1,230)	(21,159)	(4,936)
Investment in joint venture	(1,112)	—	—
Cash paid for net assets	(12,280)	(66,232)	(19,676)
Net purchases of marketable securities	—	—	(19,345)
Notes receivable — officers	226	861	1,113

Net cash used by investing activities	(19,369)	(93,124)	(47,316)

Cash flows from financing activities
Proceeds from sale of common stock	—	59,094	—
Repurchase of common stock	—	—	(6,086)
Proceeds from debt	95	—	—
Proceeds from stock options and warrants exercised	3,070	5,884	1,777
Net proceeds from sale of convertible notes	—	—	94,366
Repayments of debt	(1,400)	(30)	(16)

Net cash provided by financing activities	1,765	64,948	90,041

Net increase (decrease) in cash and cash equivalents	(4,239)	43,377	49,769
Cash and cash equivalents, beginning of year	29,275	25,036	68,413

Cash and cash equivalents, end of year	$25,036	$68,413	$118,182

Cash paid during the period for:
Interest	$118	$80	$2,375

Income taxes	$14,008	$3,235	$9,694

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

      The effect of adoption of SFAS 142 on the reported net income for the current and comparative prior period is as follows:

	For the Year Ended December 31,

	2001	2002	2003

		Restated	Restated

	(In thousands, except per share
	amounts)
Reported net income	$28,233	$27,930	$15,895
Add back: Amortization of goodwill and other intangibles, net of tax effect	2,579	—	—

Net income, as adjusted	$30,812	$27,930	$15,895

Earnings per share — basic:
Reported net income	$1.55	$1.27	$0.66
Add back: Amortization of goodwill and other intangibles, net of tax effect	0.14	—	—

Earnings per share — basic, as adjusted	$1.69	$1.27	$0.66

Earnings per share — diluted:
Reported net income	$1.45	$1.23	$0.64
Add back: Amortization of goodwill and other intangibles, net of tax effect	0.13	—	—

Earnings per share — diluted, as adjusted	$1.58	$1.23	$0.64

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

      Intangible assets other than goodwill consist of product technology rights and trademarks. Intangible assets are amortized over the estimated economic lives of the related assets. Accumulated amortization as of December 31, 2002 and 2003 was $9.2 million and $16.5 million, respectively.

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

	Year Ended December 31,

	2001	2002	2003

		Restated	Restated

	(In thousands,
	except per share data)
Net income, as reported	$28,233	$27,930	$15,895
Add (Deduct): Stock-based employee compensation expense (income) included in reported net income, net of related tax effects	2,005	(1,021)	5
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,499)	(2,034)	(2,796)

Pro forma net income	$28,739	$24,875	$13,104

Earnings per share:
Basic — as reported	$1.55	$1.27	$0.66

Basic — pro forma	$1.58	$1.13	$0.54

Diluted — as reported	$1.45	$1.23	$0.64

Diluted — pro forma	$1.48	$1.09	$0.53

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

Earnings per share

      The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share data):

	2001

		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$28,233	18,199	$1.55

Effect of dilutive securities
Options and warrants	—	1,211

Diluted EPS
Income available to common stockholders plus assumed exercises	$28,233	19,410	$1.45

	2002

		Weighted
		Average
	Income	Shares	Per Share
	Restated
Basic EPS
Income available to common stockholders	$27,930	21,963	$1.27

Effect of dilutive securities
Options and warrants	—	784

Diluted EPS
Income available to common stockholders plus assumed exercises	$27,930	22,747	$1.23

	2003

		Weighted
		Average
	Income	Shares	Per Share
	Restated
Basic EPS
Income available to common stockholders	$15,895	24,262	$0.66

Effect of dilutive securities
Options and warrants	—	415

Diluted EPS
Income available to common stockholders plus assumed exercises	$15,895	24,677	$0.64

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

     Restatement of Consolidated Financial Statements

      The accompanying consolidated financial statements as of December 31, 2002 and 2003 and for the two years in the period ended December 31, 2003 have been restated from those originally issued to reflect certain adjustments related to the accounting for the acquisitions of Toymax, Trendmasters and P&M in accordance with Statement of Financial Accounting Standards No. 141. Specifically, the purchase price of these acquisitions was originally allocated substantially to goodwill, and, based on studies and valuations completed in 2005 by a third-party valuation consultant, the purchase price of these acquisitions has been reallocated in part to intangible assets other than goodwill, including those with limited lives. The adjustment to amortization expense related to the limited life intangible assets of $6.3 million in 2002 and $7.3 million in 2003 and the resulting charge to cost of sales related to the mark-up of acquired inventory of $0.7 million in 2002 and $0.2 million in 2003, which led to a reduction of operating income in 2002 and 2003.

      These adjustments impacted the consolidated balance sheets as of December 31, 2002 and 2003, and the consolidated statements of operations, other comprehensive income, stockholders’ equity and cash flows for each of the two years ended December 31, 2002 and 2003. The impact of

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

this restatement, which has been reflected throughout the consolidated financial statements and accompanying notes, is as follows (in thousands, except per share amounts):

Consolidated Balance Sheet

	December 31,

	2002	2002	2003	2003

	As Previously	As Restated	As Previously	As Restated
	Reported		Reported
Intangibles and other, net	$8,169	$17,906	$13,217	$18,172
Goodwill, net	189,336	176,205	206,952	190,728
Trademarks, net	11,568	15,068	11,568	15,468
Total assets	408,810	408,916	537,364	529,997
Income taxes payable	5,625	5,625	2,021	2,021
Deferred income taxes	563	4,011	1,164	1,847
Total liabilities	48,233	51,680	151,414	152,097
Retained earnings	120,451	117,110	141,055	133,005
Total stockholders’ equity	360,577	357,236	385,950	377,900
Total liabilities and stockholders’ equity	408,810	408,916	537,364	529,997

Consolidated Statements of Operations

	Years Ended December 31,

	2002	2002	2003	2003

	As Previously	As Restated	As Previously	As Restated
	Reported		Reported
Net sales	$310,016	$310,016	$315,776	$315,776
Cost of sales	179,465	180,173	189,142	189,334

Gross profit	130,551	129,843	126,634	126,442
Selling, general and administrative expenses	91,849	98,111	105,771	113,053
Acquisition shut-down and product recall costs	6,718	6,718	2,000	2,000

Income from operations	31,984	25,014	18,863	11,389
Profit from Joint Venture	(8,004)	(8,004)	(7,351)	(7,351)
Interest, net	(1,141)	(1,141)	1,405	1,405

Income before provision for income taxes and minority interest	41,129	34,159	24,809	17,335
Provision for income taxes	9,048	6,466	4,205	1,440

Income before minority interest	32,081	27,693	20,604	15,895
Minority Interest	810	(237)	—	—

Net income	$31,271	$27,930	$20,604	$15,895

Basic earnings per share	$1.42	$1.27	$0.85	$0.66

Diluted earnings per share	$1.37	$1.23	$0.83	$0.64

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

Consolidated Statements of Comprehensive Income

	Years Ended December 31,

	2002	2002	2003	2003

	As Previously	As Restated	As Previously	As Restated
	Reported		Reported
Net income	$31,271	$27,930	$20,604	$15,895
Foreign currency translation adjustment	—	—	(349)	(349)

Other comprehensive income	$31,271	$27,930	$20,255	$15,546

Consolidated Statements of Cash Flows

	Years Ended December 31,

	2002	2002	2003	2003

	As Previously	As Restated	As Previously	As Restated
	Reported		Reported
Net income	$31,271	$27,930	$20,604	$15,895
Depreciation and Amortization	9,193	15,456	8,747	16,029
Minority interest	810	(237)	—	—
Deferred income taxes	432	3,879	525	(2,240)
Total adjustments	34,959	43,623	(13,418)	(8,851)
Net cash provided by operating activities	66,230	71,553	7,186	7,044
Purchase of other assets	(1,659)	(21,159)	(2,434)	(4,936)
Cash paid for net assets	(80,410)	(66,232)	(22,320)	(19,676)
Net cash used by investing activities	(87,802)	(93,124)	(47,457)	(47,316)

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

      Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three years ended December 31, 2003 are as follows (in thousands):

	Year Ended December 31,

	2001	2002	2003

Net Sales
North America Toys	$250,627	$263,314	$272,317
International	32,871	46,251	43,424
Other	811	451	35

	$284,309	$310,016	$315,776

	Year Ended December 31,

	2001	2002	2003

		Restated	Restated
Operating Income
North America Toys	$25,827	$21,246	$9,821
International	3,387	3,732	1,566
Other	84	36	2

	$29,298	$25,014	$11,389

	December 31,

	2002	2003

	Restated	Restated
Assets
North America Toys	$338,007	$457,056
International	70,561	72,884
Other	348	57

	$408,916	$529,997

      The following tables present information about the Company by geographic area as of and for the three years ended December 31, 2003 (in thousands):

	December 31,

	2001	2002	2003

		Restated	Restated
Long-lived Assets
United States	$93,155	$161,703	$197,751
Hong Kong	24,557	613	32,382
Europe	497	59,746	4,011

	$118,209	$222,062	$234,144

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

      The Company acquired the following entities to further enhance its existing product lines and to continue diversification into other toy category and seasonal businesses. In these acquisitions, the Company considered the acquired intangible assets that arose from contractual or other legal rights, including trademarks, copyrights, patents, and license agreements, as well as potential noncontractual assets, including customer lists, customer-related relationships, order backlog and product line valuation.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

      In March 2002, the Company purchased a controlling interest in Toymax International, Inc. (“Toymax”) and on October 25, 2002, the Company completed that acquisition by acquiring the remaining outstanding common shares in a merger transaction. This acquisition expanded the product offerings in the Company’s traditional toy category. The total purchase price of approximately $62.8 million consisted of 1,166,360 shares of the Company’s common stock, 598,697 options and approximately $41.0 million in cash. This transaction has been accounted for by the Company under the purchase method of accounting, and the Company’s results of operations have included Toymax from March 12, 2002; however, for the period from March 12, 2002 through October 25, 2002, the minority interest’s share of Toymax’s earnings were excluded.

      In November 2002, the Company purchased certain product lines, assets and assumed certain specific liabilities from Trendmasters, Inc. (“Trendmasters”). This acquisition expanded the product offerings in the Company’s seasonal business, including outdoor and holiday. The total purchase price of approximately $19.2 million consisted of all cash. This transaction has been accounted for by the Company under the purchase method of accounting, and the Company’s results of operations have included Trendmasters from the date of acquisition.

      On May 31, 2003, the Company purchased certain product lines, assets and assumed certain liabilities of P&M Products USA, Inc. and an affiliated United Kingdom company, P&M Products Limited (collectively “P&M”). The total purchase price of approximately $22.0 million consisted of $20.7 million in cash and $1.3 million in assumed liabilities. This acquisition expanded the product offerings in the Company’s activities category. This transaction has been accounted for by the Company under the purchase method of accounting, and the Company’s results of operations have included P&M from the date of acquisition.

      The total purchase price of these acquisitions was allocated to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table:

	Toymax	Trendmasters	P&M	Total

	Restated	Restated	Restated
Estimated fair value (in thousands):
Current assets	$26,664	$20	$5,313	$31,997
Property and equipment, net	1,673	1,488	17	3,178
Other assets	11,751	—	11	11,762
Liabilities assumed	(50,077)	(8,713)	(1,267)	(60,057)
Intangible assets other than goodwill	16,300	3,200	2,900	22,400
Goodwill	56,463	23,247	13,733	93,443

	$62,774	$19,242	$20,707	$102,723

      Approximately $10.8 million of the Toymax goodwill, $23.2 million of Trendmasters goodwill, and $13.7 million of the P&M goodwill is expected to be deductible for tax purposes.

      The following unaudited pro forma information represents the Company’s consolidated results of operations as if the acquisitions of Toymax, Trendmasters and P&M had occurred on January 1, 2002 and after giving effect to certain adjustments including the elimination of certain general and administrative expenses and other income and expense items not attributable to ongoing operations, interest expense, and related tax effects. Such pro forma information does not purport to be

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

indicative of operating results that would have been reported had the acquisitions of Toymax, Trendmasters and P&M actually occurred on January 1, 2002 or on future operating results.

	Year Ended December 31,

	2002	2003
	Restated	Restated

	(In thousands, except per
	share data)
Net Sales	$409,065	$326,105
Net income	$21,900	$13,693
Basic earnings per share	$0.98	$0.56
Weighted average shares outstanding	22,363	24,262
Diluted earnings per share	$0.93	$0.55
Weighted average shares and equivalents outstanding	23,483	24,677

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

Note 9—Income taxes

      The Company does not file a consolidated return with its foreign subsidiaries. The Company files Federal and state returns and its foreign subsidiaries file Hong Kong and United Kingdom returns. Income taxes reflected in the accompanying consolidated statements of operations are comprised of the following:

	2001	2002	2003
		Restated	Restated

	(In thousands)
Federal	$2,596	$2,241	$608
State and local	1,065	270	55
Foreign	5,336	6,105	3,017

	8,997	8,616	3,680
Deferred	800	(2,150)	(2,240)

	$9,797	$6,466	$1,440

      The components of deferred tax assets/(liabilities) are as follows:

	2002	2003
	Restated	Restated

	(In thousands)
Net deferred tax assets/(liabilities):
Current:
Reserve for sales allowances and possible losses	$2,013	$1,114
Accrued expenses	1,849	182
Restricted stock grant	—	3,094
Other	584	132

	4,446	4,522

Long Term:
Undistributed earnings	(11,024)	(7,191)
Property and equipment	(1,564)	(1,088)
Original issue discount interest	—	(925)
Deductible goodwill	(4,671)	(2,783)
Other	2,793	2,152
Federal net operating loss carryforwards	9,666	7,321
State net operating loss carryforwards	789	667

	(4,011)	(1,847)

Total net deferred tax assets/(liabilities)	$435	$2,675

      The current portion of deferred tax assets is included in prepaid expenses and other.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

      Income tax expense varies from the U.S. Federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates:

	2001	2002	2003
		Restated	Restated
Federal income tax expense	35%	35%	35%
State income tax expense, net of federal tax effect	1.8	0.5	0.2
Effect of differences in U.S. and Foreign statutory rates	(16.7)	(18.9)	(30.6)
Other	5.9	2.3	3.7

	26%	18.9%	8.3%

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

      The components of income before provision for income taxes and minority interest are as follows (in thousands):

	2001	2002	2003
		Restated	Restated
Domestic	$4,678	$(3,433)	$(5,255)
Foreign	33,352	37,592	22,590

	$38,030	$34,159	$17,335

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

      As of December 31, 2003, 1,718,392 shares were available for future grant. Additional shares may become available to the extent that options presently outstanding under the Plan terminate or expire unexercised. Stock option activity pursuant to the Plan is summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding, December 31, 2000	2,202,740	$7.15
Granted	724,125	15.73
Exercised	(427,536)	6.21
Canceled	(185,773)	7.98

Outstanding, December 31, 2001	2,313,556	9.97
Granted	1,124,197	11.06
Exercised	(787,836)	6.71
Canceled	(42,030)	15.00

Outstanding, December 31, 2002	2,607,887	11.35
Granted	184,500	13.31
Exercised	(312,491)	11.78
Canceled	(214,630)	12.71

Outstanding, December 31, 2003	2,265,266	$12.15

Stock option activity outside of the Plan is summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding, December 31, 2000	16,126	$2.24
Exercised	(16,126)	2.24

Outstanding, December 31, 2001, 2002 and 2003	—	$—

      The weighted average fair value of options granted to employees in 2001, 2002 and 2003 was $16.24, $10.65 and $13.28 per share, respectively.

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

	Outstanding			Exercisable

			Weighted		Weighted
		Weighted	Average		Average
	Number	Average	Exercise	Number	Exercise
Option Price Range	of Shares	Life	Price	of Shares	Price
$3.00 – $19.02	2,268,461	3.62 years	$12.15	984,596	$11.07

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

Note 18—Selected Quarterly Financial Data (Unaudited)

      Selected unaudited quarterly financial data for the years 2002 and 2003 are summarized below:

	2002 (Restated)				2003 (Restated)

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share data)
Net sales	$59,895	$78,992	$102,640	$68,489	$67,759	$73,290	$90,308	$84,419
Gross profit	$26,470	$35,192	$41,812	$26,369	$27,442	$27,906	$36,226	$34,868
Income (loss) from operations	$1,420	$7,863	$16,835	$(1,104)	$5,960	$2,522	$10,480	$(7,573)
Income before income taxes and minority interest	$2,985	$8,800	$17,884	$4,490	$6,299	$2,679	$10,495	$(2,138)
Net income	$2,156	$6,973	$13,085	$5,717	$4,988	$2,236	$8,248	$422
Basic earnings per share	$0.11	$0.33	$0.55	$0.24	$0.20	$0.09	$0.34	$0.02
Weighted average shares outstanding	19,017	20,985	23,586	24,178	24,430	24,175	24,177	24,304
Diluted earnings per share	$0.11	$0.32	$0.54	$0.23	$0.20	$0.09	$0.33	$0.02
Weighted average shares and equivalents outstanding	20,236	21,953	24,059	24,800	24,917	24,683	24,629	24,642

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

Number of Securities
Remaining Available
	Number of	Weighted-Average	for
	Securities to be	Exercise Price of	Future Issuance Under
	Issued upon Exercise	Outstanding	Equity Compensation
	of Outstanding	Options,	Plans (Excluding
	Options,	Warrants and	Securities Reflected in
	Warrants and Rights	Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,265,266	$12.15	1,718,392
Equity compensation plans not approved by security holders	—	—	—

Total	2,265,266	$12.15	1,718,392

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

Item 15.	Principal Accountant Fees and Services.

      The following are the fees billed us by our auditors, PKF, for services rendered thereby during 2003 and 2002:

	2002	2003

Audit Fees	$326,888	$656,792
Audit Related Fees	0	85,185
Tax Fees	103,638	205,673
All Other Fees	29,510	56,811

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

PART IV

Item 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements (included in Item 8):

•	Independent Auditors’ Report

•	Consolidated Balance Sheets as of December 31, 2002 and 2003

•	Consolidated Statements of Operations for the years ended December 31, 2001, 2002 and 2003

•	Consolidated Statements of Other Comprehensive Income for the years ended December 31, 2001, 2002 and 2003

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2001, 2002 and 2003

•	Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003

•	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules (included in Item 8)

•	Schedule II — Valuation and Qualifying Accounts

(3) Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	By-Laws of the Company (2)
3.2.1	Amendment to By-Laws of the Company (3)
10.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1A	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1B	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1C	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.3	Amended and Restated Employment Agreement between the Company and Jack Friedman, dated as of March 26, 2003 (36)
10.4	Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of March 26, 2003 (36)
10.5	Amended and Restated Employment Agreement between the Company and Michael Bianco dated as of March 26, 2003 (36)

Exhibit
Number	Description

10.6	Amended and Restated Employment Agreement between the Company and Joel M. Bennet, dated March 26, 2003 (36)
10.7	License Agreement with Titan Sports, Inc. dated October 24, 1995 (2)
10.7.1	Amendment to License Agreement with Titan Sports, Inc. dated April 22, 1996 (9)
10.7.2	Amendment to License Agreement with Titan Sports, Inc. dated January 21, 1997 (9)
10.7.3	Amendment to License Agreement with Titan Sports, Inc. dated December 3, 1997 (10)
10.7.4	Amendment to License Agreement with Titan Sports, Inc. dated January 29, 1998 (10)
10.7.5	Amendment to License Agreement with Titan Sports, Inc. dated June 24, 1998 (11)
10.7.6	Amendment to License Agreement with Titan Sports, Inc. dated February 11, 1999 (11)
10.8	International License Agreement with Titan Sports, Inc. dated February 10, 1997 (9)
10.8.1	Amendment to International License Agreement with Titan Sports, Inc. dated December 3, 1997 (10)
10.8.2	Amendment to International License Agreement with Titan Sports, Inc. dated January 29, 1998 (10)
10.9	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (12)
10.10	Term Note dated April 13, 2000 in the principal amount of $1,500,000 made by Jack Friedman payable to the order of the Company (13)
10.11	Installment Note dated April 26, 2000 in the principal amount of $1,500,000 made by Stephen Berman and Ana Berman payable to the order of the Company (14)
10.12	Deed of Trust dated April 26, 2000 made by Stephen Berman and Ana Berman in favor of First American Title Insurance Company, as Trustee (15)
10.13	Lease dated as of November 21, 2000 between Grand Avenue Venture, LLC and JP Ferrero Parkway, Inc. (16)
10.14	Loan Agreement dated as of October 12, 2001 among JAKKS, certain other Borrowers, the Lenders named therein and Bank of America, N.A., as Administrative Agent (17)
10.15	First Amendment to Loan Agreement and Consent and Waiver dated as of March 8, 2002 (18)
10.16	Security Agreement (Borrowers) dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (19)
10.17	Trademark Security Agreement dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (20)
10.18	Patent Security Agreement dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (21)
10.19	Pledge Agreement dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (22)
10.20	Lock Box Agreement dated as of October 12, 2001 among JAKKS, certain other Customers, Bank of America, as Administrative Agent, and the Lenders referred to therein (23)
10.21	Guaranty dated as of October 12, 2001 among the Domestic Subsidiaries named therein, Bank of America, as Administrative Agent, and the Lenders referred to therein (24)
10.22	Security Agreement dated as of October 12, 2001 among the Grantors named therein, Bank of America, N.A., as Administrative Agent, and the Lenders referred to therein (25)
10.23	Stock Purchase Agreement dated as of February 10, 2002 among JAKKS, Toymax and the Shareholders named therein (26)
10.24	Agreement of Merger dated as of February 10, 2002 among JAKKS, JP/TII Acquisition Corp. and Toymax (27)
10.25	Letter Agreement dated March 11, 2002 among Toymax, JAKKS and the selling stockholders named therein (28)

Exhibit
Number	Description

10.26	Termination and Replacement of Manufacturing Agreement dated March 11, 2002 among Toymax, Toymax (H.K.) Limited, Jauntiway Investments Limited, et al. (29)
10.27	Termination of Agency Agreements and Stock Options dated March 11, 2002 among Tai Nam Industrial Company Limited, David Ki Kwan Chu, Frances Shuk Kuen Leung, Toymax, et al. (30)
10.28	Registration Rights Agreement dated as of March 11, 2002 among JAKKS, Best Phase Limited, Hargo (Barbados) Limited, Harvey Goldberg and Steven A. Lebensfeld (31)
10.29	Termination of Employment Agreement dated March 11, 2002 among Steven Lebensfeld, Toymax and JAKKS (32)
10.30	Employment Agreement dated as of March 11, 2002 between JAKKS and Steven Lebensfeld (33)
10.31	Termination of Employment Agreement dated March 11, 2002 among Harvey Goldberg, 1515037 Ontario Ltd., Toymax and JAKKS (34)
10.32	Consulting Agreement dated as of March 11, 2002 among JAKKS, 1515037 Ontario Ltd. and Harvey Goldberg (35)
10.33	Form of Restricted Stock Agreement (36)
14	Code of Ethics (#)
21	Subsidiaries of the Company (#)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Jack Friedman (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Joel Bennett (*)
32.1	Section 1350 Certification of Jack Friedman (#)
32.2	Section 1350 Certification of Joel Bennett (#)

(1)	Incorporated by reference to Appendix 2 of the Company’s Schedule 14A Proxy Statement filed August 23, 2002.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as Appendix A to the Company’s definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, filed June 23, 1998, and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.

(6)	Filed previously as exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.

(7)	Incorporated by reference to Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001.

(8)	Filed previously as exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.

(9)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-KSB for its fiscal year ended December 31, 1996, and incorporated herein by reference.

(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-KSB for its fiscal year ended December 31, 1997, and incorporated herein by reference.

(11)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed April 22, 1999, and incorporated herein by reference.

(12)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.

(13)	Incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(14)	Incorporated by reference to exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(15)	Incorporated by reference to exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(16)	Incorporated by reference to exhibit 10.58 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed April 2, 2001.

(17)	Incorporated by reference to exhibit 15(A) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(18)	Incorporated by reference to exhibit 15(B) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(19)	Incorporated by reference to exhibit 15(C) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(20)	Incorporated by reference to exhibit 15(D) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(21)	Incorporated by reference to exhibit 15(E) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(22)	Incorporated by reference to exhibit 15(F) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(23)	Incorporated by reference to exhibit 15(G) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(24)	Incorporated by reference to exhibit 15(H) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(25)	Incorporated by reference to exhibit 15(I) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(26)	Incorporated by reference to exhibit 1 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(27)	Incorporated by reference to exhibit 2 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(28)	Incorporated by reference to exhibit 3 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(29)	Incorporated by reference to exhibit 4 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(30)	Incorporated by reference to exhibit 5 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(31)	Incorporated by reference to exhibit 6 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(32)	Incorporated by reference to exhibit 7 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(33)	Incorporated by reference to exhibit 8 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc. filed March 20, 2002.

(34)	Incorporated by reference to exhibit 9 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(35)	Incorporated by reference to exhibit 10 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(36)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, filed March 31, 2003, incorporated herein by reference.

(#)	Filed as an exhibit upon the initial filing of this Annual Report on Form 10-K, filed March 14, 2005.

(*)	Filed herewith.

(b)	Reports on Form 8-K

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

Dated: March 31, 2005

JAKKS PACIFIC, INC.

By:	/s/ JACK FRIEDMAN

Jack Friedman
Chairman and
Chief Executive Officer
(Authorized Representative)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	By-Laws of the Company (2)
3.2.1	Amendment to By-Laws of the Company (3)
10.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1A	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1B	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1C	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.3	Amended and Restated Employment Agreement between the Company and Jack Friedman, dated as of March 26, 2003 (36)
10.4	Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of March 26, 2003 (36)
10.5	Amended and Restated Employment Agreement between the Company and Michael Bianco dated as of March 26, 2003 (36)
10.6	Amended and Restated Employment Agreement between the Company and Joel M. Bennet, dated March 26, 2003 (36)
10.7	License Agreement with Titan Sports, Inc. dated October 24, 1995 (2)
10.7.1	Amendment to License Agreement with Titan Sports, Inc. dated April 22, 1996 (9)
10.7.2	Amendment to License Agreement with Titan Sports, Inc. dated January 21, 1997 (9)
10.7.3	Amendment to License Agreement with Titan Sports, Inc. dated December 3, 1997 (10)
10.7.4	Amendment to License Agreement with Titan Sports, Inc. dated January 29, 1998 (10)
10.7.5	Amendment to License Agreement with Titan Sports, Inc. dated June 24, 1998 (11)
10.7.6	Amendment to License Agreement with Titan Sports, Inc. dated February 11, 1999 (11)
10.8	International License Agreement with Titan Sports, Inc. dated February 10, 1997 (9)
10.8.1	Amendment to International License Agreement with Titan Sports, Inc. dated December 3, 1997 (10)
10.8.2	Amendment to International License Agreement with Titan Sports, Inc. dated January 29, 1998 (10)
10.9	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (12)
10.10	Term Note dated April 13, 2000 in the principal amount of $1,500,000 made by Jack Friedman payable to the order of the Company (13)
10.11	Installment Note dated April 26, 2000 in the principal amount of $1,500,000 made by Stephen Berman and Ana Berman payable to the order of the Company (14)
10.12	Deed of Trust dated April 26, 2000 made by Stephen Berman and Ana Berman in favor of First American Title Insurance Company, as Trustee (15)
10.13	Lease dated as of November 21, 2000 between Grand Avenue Venture, LLC and JP Ferrero Parkway, Inc. (16)
10.14	Loan Agreement dated as of October 12, 2001 among JAKKS, certain other Borrowers, the Lenders named therein and Bank of America, N.A., as Administrative Agent (17)
10.15	First Amendment to Loan Agreement and Consent and Waiver dated as of March 8, 2002 (18)
10.16	Security Agreement (Borrowers) dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (19)

Exhibit
Number	Description

10.17	Trademark Security Agreement dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (20)
10.18	Patent Security Agreement dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (21)
10.19	Pledge Agreement dated as of October 12, 2001 among JAKKS, certain other Grantors, Bank of America, as Administrative Agent, and the Lenders referred to therein (22)
10.20	Lock Box Agreement dated as of October 12, 2001 among JAKKS, certain other Customers, Bank of America, as Administrative Agent, and the Lenders referred to therein (23)
10.21	Guaranty dated as of October 12, 2001 among the Domestic Subsidiaries named therein, Bank of America, as Administrative Agent, and the Lenders referred to therein (24)
10.22	Security Agreement dated as of October 12, 2001 among the Grantors named therein, Bank of America, N.A., as Administrative Agent, and the Lenders referred to therein (25)
10.23	Stock Purchase Agreement dated as of February 10, 2002 among JAKKS, Toymax and the Shareholders named therein (26)
10.24	Agreement of Merger dated as of February 10, 2002 among JAKKS, JP/TII Acquisition Corp. and Toymax (27)
10.25	Letter Agreement dated March 11, 2002 among Toymax, JAKKS and the selling stockholders named therein (28)
10.26	Termination and Replacement of Manufacturing Agreement dated March 11, 2002 among Toymax, Toymax (H.K.) Limited, Jauntiway Investments Limited, et al. (29)
10.27	Termination of Agency Agreements and Stock Options dated March 11, 2002 among Tai Nam Industrial Company Limited, David Ki Kwan Chu, Frances Shuk Kuen Leung, Toymax, et al. (30)
10.28	Registration Rights Agreement dated as of March 11, 2002 among JAKKS, Best Phase Limited, Hargo (Barbados) Limited, Harvey Goldberg and Steven A. Lebensfeld (31)
10.29	Termination of Employment Agreement dated March 11, 2002 among Steven Lebensfeld, Toymax and JAKKS (32)
10.30	Employment Agreement dated as of March 11, 2002 between JAKKS and Steven Lebensfeld (33)
10.31	Termination of Employment Agreement dated March 11, 2002 among Harvey Goldberg, 1515037 Ontario Ltd., Toymax and JAKKS (34)
10.32	Consulting Agreement dated as of March 11, 2002 among JAKKS, 1515037 Ontario Ltd. and Harvey Goldberg (35)
10.33	Form of Restricted Stock Agreement (36)
14	Code of Ethics (#)
21	Subsidiaries of the Company (#)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Jack Friedman (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Joel Bennett (*)
32.1	Section 1350 Certification of Jack Friedman (#)
32.2	Section 1350 Certification of Joel Bennett (#)

(1)	Incorporated by reference to Appendix 2 of the Company’s Schedule 14A Proxy Statement filed August 23, 2002.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as Appendix A to the Company’s definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, filed June 23, 1998, and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.

(6)	Filed previously as exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.

(7)	Incorporated by reference to Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001.

(8)	Filed previously as exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.

(9)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-KSB for its fiscal year ended December 31, 1996, and incorporated herein by reference.

(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-KSB for its fiscal year ended December 31, 1997, and incorporated herein by reference.

(11)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed April 22, 1999, and incorporated herein by reference.

(12)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.

(13)	Incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(14)	Incorporated by reference to exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(15)	Incorporated by reference to exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000.

(16)	Incorporated by reference to exhibit 10.58 of the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed April 2, 2001.

(17)	Incorporated by reference to exhibit 15(A) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(18)	Incorporated by reference to exhibit 15(B) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(19)	Incorporated by reference to exhibit 15(C) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(20)	Incorporated by reference to exhibit 15(D) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(21)	Incorporated by reference to exhibit 15(E) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(22)	Incorporated by reference to exhibit 15(F) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(23)	Incorporated by reference to exhibit 15(G) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(24)	Incorporated by reference to exhibit 15(H) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(25)	Incorporated by reference to exhibit 15(I) of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(26)	Incorporated by reference to exhibit 1 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(27)	Incorporated by reference to exhibit 2 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(28)	Incorporated by reference to exhibit 3 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(29)	Incorporated by reference to exhibit 4 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(30)	Incorporated by reference to exhibit 5 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(31)	Incorporated by reference to exhibit 6 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(32)	Incorporated by reference to exhibit 7 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(33)	Incorporated by reference to exhibit 8 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc. filed March 20, 2002.

(34)	Incorporated by reference to exhibit 9 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(35)	Incorporated by reference to exhibit 10 of the Company’s Statement on Schedule 13D relating to Toymax International, Inc, filed March 20, 2002.

(36)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, filed March 31, 2003, and incorporated herein by reference.

(#)	Filed as an exhibit upon the initial filing of this Annual Report on Form 10-K, filed March 14, 2005.

(*)	Filed herewith.