Form 10-K
period 2004-12-31
JAKKS PACIFIC INC
filed 2005-03-31
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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
Title of Class
Common Stock, $.001 par value per share
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
      Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒          No ☐
      The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value per share) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on March 28, 2005) is $557,486,684.
      The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock) is 26,665,703 (as of March 28, 2005).
Documents Incorporated by Reference
None.

JAKKS PACIFIC, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year ended December 31, 2004
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
Company Overview
      We are a leading multi-line, multi-brand toy company that designs, develops, produces and markets toys and related products. We focus our business on acquiring or licensing well-recognized trademarks and brand names with long product histories (“evergreen brands”). We seek to acquire these evergreen brands because we believe they are less subject to market fads or trends. Our products are typically lower-priced toys and accessories and include:

•	Action figures and accessories including licensed characters, principally based on World Wrestling Entertainmenttm (“WWE”) and the Dragon Ball® franchise, and toy vehicles, including Road Champs® die-cast collectibles and Remco® toy vehicles and role-play toys and accessories;

•	Craft, activity and stationery products, including Flying Colors Toys® activity sets, compounds, playsets and lunch boxes, and Colorworkshop® craft products such as the Blopen® and Pentech® writing instruments, stationery and activity products;

•	Infant and pre-school electronic toys, TV activities, toy foam puzzle mats and blocks, activity sets, outdoor products, plush toys featuring Care Bears and Teletubbies, soft body dolls featuring Cabbage Patch Kids and slumber bags;

•	Seasonal toys and leisure products, including kites, Funnoodle® pool toys, and Stormtm water guns;

•	Electronics products, including Plug it in & Play TV Gamestm and Laser Challengetm;

•	Junior sports, including Disney products, Gaksplattm and Stormtm; and

•	Fashion and mini dolls and related accessories, including Disney Princesses sold in The Disney Store chain.
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
      In addition to developing our proprietary brands and marks, we license brands such as WWEtm, Nickelodeon®, Rugrats®, Dora the Explorer®, Blue’s Clues®, SpongeBob SquarePants®, Mickey Mouse, Winnie the Pooh, Hello Kitty® and NASCAR®. Licensing enables us to use these high-profile marks at a lower cost than we would incur if we purchased these marks or developed comparable marks on our own. By licensing marks, we have access to a far greater range of marks than would be available for purchase. We also license technology produced by unaffiliated inventors and product developers to improve the design and functionality of our products.

      We have obtained an exclusive worldwide license for our joint venture with THQ Inc. (“THQ”), which develops, produces, manufactures and markets video games based on WWE characters and themes. Since the joint venture’s first title release in 1999, it has released 23 new titles. We have recognized approximately $49.5 million in profit from the joint venture through December 31, 2004. On October 19, 2004, we were named as defendants in a lawsuit commenced by WWE, pursuant to which WWE is seeking treble, punitive and other damages (including disgorgement of profits) in an undisclosed amount and a declaration that the video game license with the joint venture and an amendment to our toy licenses with WWE are void and unenforceable (see “Legal Proceedings”).
      Through the Toymax International, Inc. (“Toymax”) acquisition, we added toy brand names such as Laser Challenge and Creepy Crawlers® to our brand portfolio. In addition, pool-related products branded under the name Funnoodle and kites branded under the name Go Fly a Kite® further diversified our portfolio with products popular in the spring and summer seasons.
      Through the assets acquired from Trendmasters®, Inc. (“Trendmasters”), we added to our portfolio the The Storm brand of water guns, gliders and junior sports toys, seasonal products for Halloween, Christmas and Easter, and vehicles, action figures, dolls and playsets under multiple brands.
      In May 2003, we acquired from P&M Products USA, Inc. and an affiliated United Kingdom company, P&M Products Limited, (collectively “P&M”) the Blopen, Blitzertm, Vivid Velvet® and Paints® line of products.
      In June 2004, we acquired from Play Along, Inc., Play Along (Hong Kong) Limited and PA Distribution, Inc. (collectively “Play Along”) pre-school toys including plush toys featuring Care Bears and Teletubbies, soft body dolls featuring Cabbage Patch Kids, and others.
      Most of our current products are relatively inexpensive. In 2004, approximately 70% of our revenue came from products priced at twenty dollars or less at retail. We believe that these products have enduring appeal and are less subject to general economic conditions, toy product fads and trends, and changes in retail distribution channels. As of December 31, 2004, we had over 4,775 products in over 21 product categories. In addition, the simplicity of these products enables us to choose among a wider range of manufacturers and affords us greater flexibility in product design, pricing and marketing. Our product development process typically takes from three to nine months from concept to production and shipment to our customers. We believe that many licensors and retailers recognize and reward our ability to bring product to market faster and more efficiently than many of our competitors.
      We sell our products through our in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, toy specialty stores and wholesalers. The Road Champs, Flying Colors and Pentech products also are sold to smaller hobby shops, specialty retailers and corporate accounts, among others. Our five largest customers are Target, Kmart, Toys ‘R’ Us, Wal-Mart, and Kay Bee Toys, which collectively accounted for approximately 65.6% of our net sales in 2004. No other customer accounted for more than 2.0% of our net sales in 2004. Kay Bee Toys filed for Chapter 11 bankruptcy protection in January 2004. As a result, we have reserved $2.1 million for potential bad debt, which represents 84% of Kay Bee Toys’ $2.5 million pre-petition accounts receivable balance with us. If Kay Bee Toys is unable to extricate itself from bankruptcy and we are unable to replace the revenues previously earned by us from Kay Bee Toys with other retailers, our business, financial condition and results of operations could be materially adversely affected (see “Risk Factors”).

Our Growth Strategy
      The execution of our growth strategy has resulted in increased revenues and earnings. In 2003 and 2004, we generated net sales of $315.8 million and $574.3 million, respectively, and net income of $15.9 million and $43.6 million, respectively. We believe approximately 12.7% and 29.4% of our increase in net sales in 2003 and 2004 were respectively attributable to our acquisitions. Key elements of our growth strategy include:
      • Expand Core Products. We manage our existing and new brands through strong product development initiatives, including introducing new products, modifying existing products and extending existing product lines. Our product designers strive to develop new products or product lines to offer added technological, aesthetic and functional improvements to our product lines. We use real-scan technology in our action toys, and we incorporate articulated joints and a flexible rubberized coating to enhance the life-like and feel of these action toys. These innovations produce higher quality and better likenesses of the representative characters.
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
      • Pursue Strategic Acquisitions. We intend to supplement our internal growth rate with selected strategic acquisitions. Since our inception in 1995, we have successfully completed and integrated twelve acquisitions of companies and trademarks. Most recently, in June 2004, we acquired the assets of Play Along which expanded our pre-school offerings. We will continue focusing our acquisition strategy on businesses or brands that have compatible product lines and offer valuable trademarks or brands.
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
      • Expand International Sales. We believe that foreign markets, especially Europe, Australia, Canada, Latin America and Asia, offer us significant growth opportunities. In 2004, our sales generated outside the United States were approximately $68.5 million, or 11.9% of total net sales. We intend to continue to expand our international sales by capitalizing on our experience and our relationships with foreign distributors and retailers. Our recent expansion efforts included expanding internal resources and entering into a distribution agreement with Vivid Imaginations Ltd., a United Kingdom based toy distributor. We expect these initiatives to continue to contribute to our international growth in 2005 along with the addition of the Play Along product.
      • Capitalize On Our Operating Efficiencies. We believe that our current infrastructure and low-overhead operating model can accommodate significant growth without a proportionate increase in our operating and administrative expenses, thereby increasing our operating margins.

      The execution of our growth strategy, however, is subject to several risks and uncertainties and we cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales (see “— Risk Factors That May Affect Future Results,” beginning on page 14). For example, our growth strategy will place additional demands on our management, operational capacity and financial resources and systems. The increased demand on management may necessitate our recruitment and retention of qualified management personnel. We cannot assure you that we will be able to recruit and retain qualified personnel or expand and manage our operations effectively and profitably. To effectively manage future growth, we must continue to expand our operational, financial and management information systems and to train, motivate and manage our work force. There can be no assurance that our operational, financial and management information systems will be adequate to support our future operations. Failure to expand our operational, financial and management information systems or to train, motivate or manage employees could have a material adverse effect on our business, financial condition and results of operations.
      Moreover, implementation of our growth strategy is subject to risks beyond our control, including competition, market acceptance of new products, changes in economic conditions, our ability to obtain or renew licenses on commercially reasonable terms and our ability to finance increased levels of accounts receivable and inventory necessary to support our sales growth, if any.
      Furthermore, we cannot assure you that we can identify attractive acquisition candidates or negotiate acceptable acquisition terms, and our failure to do so may adversely affect our results of operations and our ability to sustain growth.
      Finally, our acquisition strategy involves a number of risks, each of which could adversely affect our operating results, including difficulties in integrating acquired businesses or product lines, assimilating new facilities and personnel and harmonizing diverse business strategies and methods of operation; diversion of management attention from operation of our existing business; loss of key personnel from acquired companies; and failure of an acquired business to achieve targeted financial results.
Industry Overview
      According to Toy Industry Association, Inc. (“TIA”), the leading toy industry trade group, the United States is the world’s largest toy market, followed by Japan and Western Europe. Total retail sales of toys, excluding video games, in the United States, were approximately $20.1 billion in 2004. Sales by domestic toy manufacturers to foreign customers exceeded $6.0 billion in 2002. We believe the two largest United States toy companies, Mattel and Hasbro, collectively hold a dominant share of the domestic non-video toy market. In addition, hundreds of smaller companies compete in the design and development of new toys, the procurement of character and product licenses, and the improvement and expansion of previously introduced products and product lines. In the United States video game segment, total retail sales of video game software were approximately $9.9 billion in 2004.
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
      In 2003, we began to develop, manufacture and distribute action figures and action figure accessories based on the animated series Dragon Ball, Dragon Ball Z and Dragon Ball GT. We also introduced action figures based on Universal Studios’ Classic Monsters and Van Helsing feature film and another animated series, Mucha Lucha. In 2005, we will introduce action figures and accessories based on the animated series Dragon Boosters.
Flying Colors/Pentech Activity Sets, Compounds, Playsets, Writing Instruments and Lunch Boxes
      Through our acquisition of Flying Colors Toys we entered into the toy activity category with compounds and plastic molded activity cases containing a broad range of activities, such as make and paint your own characters, jewelry making, art studios, posters, puzzles and other projects. The activity cases, with molded and painted likenesses of popular characters, such as Nickelodeon’s Blue’s Clues and SpongeBob SquarePants, and Hello Kitty, have immediate visual appeal. Using a related production technology, our lunch boxes complement this line with similarly-styled molded and painted likenesses featuring these and other popular characters. Our product lines also include stationery, back-to-school pens, pencils, markers, notebooks and P&M craft products such as Blopens® and Vivid Velvet.
      Our compounds represent another significant area of emphasis for Flying Colors. Launched under the Blue’s Clues license, this line has expanded from play clay in a bucket to an entire Blue’s Clues playset featuring book molds, extrusion and other devices. We are continuing to expand the compound area and have introduced a full line of innovative compounds under the Nickelodeon brand, including Splish Splattm, among others.
Electronics Products
      Through our acquisition of Toymax we entered into the electronic products category with our Plug it in & Play TV Games and Laser Challenge product line. Our Laser Challenge product line includes laser games and NRG paintballtm. Our current TV Games include licenses from Activision, Atari, Namco and Nickelodeon, and feature such games as Centipede® and Pac-Man®.

      In 2004, we released twelve new TV Games including Ms. Pac-Man®, Spider-Man®, Disney and several licensed and non-licensed preschool titles, and we expect to release approximately 20 new TV Games in 2005, including Batman, Star Wars and a wireless version of Ms. Pac-Man. TV Games generated a significant amount of net sales in 2004 and we expect that level of sales to continue in 2005.
Seasonal Products
      We have a wide range of seasonal toys and leisure products. Our Go Fly A Kite product line includes youth and adult kites and a wide array of decorative flags, windstocks, and windwheels. Our Funnoodle pool toys include the basic funnoodle, pool floats and a variety of other pool toys. Our Storm product line includes water guns, gliders and sport balls. In addition, we added a holiday product line for Easter, Halloween and Christmas.
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
      In 2004, we introduced an internally developed line of toy wheels and play sets called Fly Wheels that feature scale replicas of popular automobile tires and wheels. The wheels are launched from a handle with the pull of a zip cord.

Infant and pre-school toys
      Through our acquisition of Play Along we added to our pre-school toys with Care Bears plush and electronic toys, Teletubbies plush and Cabbage Patch Kids soft body dolls. These products generated a significant amount of net sales in 2004, and we expect that level of sales to continue in 2005.

•	Child Guidance
      Our line of pre-school Child Guidance electronic toys features products that enhance sensory stimulation and learning through play, while offering value to the trade as well as to the consumer. Our products are designed for children ages two and under. We have combined the fun of music, lights, motion and sound with the early introduction of numbers, letters, shape and color recognition, all at a value price. In 2004, we introduced a line of licensed TV activity products featuring Disney and Nickelodeon characters as well as non-licensed versions.

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
World Wrestling Entertainment Video Games
      In June 1998, we formed a joint venture with THQ, Inc., a developer, publisher and distributor of interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture entered into a license agreement with the WWE under which it acquired the exclusive worldwide right to publish WWE video games on all hardware platforms. The term of the license agreement expires on December 31, 2009, and the joint venture has a right to renew the license for an additional five years under various conditions. On October 19, 2004, we were named as defendants in a lawsuit commenced by WWE, pursuant to which WWE is seeking treble, punitive and other damages (including disgorgement of profits) in an undisclosed amount and a declaration that the video game license with the joint venture and an amendment to our toy licenses with WWE are void and unenforceable (see “Legal Proceedings”).

      The games are designed, developed, manufactured and distributed by THQ. THQ arranges for the manufacture of the CD-ROMs and game cartridges used in the various video game platforms under non-exclusive licenses with Sony, Nintendo and Microsoft. No other licenses are required for the manufacture of the personal computer titles.
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
      The joint venture currently publishes titles for the Sony PlayStation® and PlayStation 2®, Nintendo 64® and GameCube® and Microsoft Xbox® consoles, Nintendo Game Boy Color® and Game Boy Advance® hand-held platforms, mobile/wireless and personal computers. The joint venture launched its first products in November 1999. It will also publish titles for new hardware platforms when, and as they are introduced to the market and have established a sufficient installed base to support new software. These titles are marketed to our existing customers as well as to game, electronics and other specialty stores, such as Electronics Boutique and Best Buy.
      The following table presents our past results with the joint venture:

	New Game Titles
			Profit from Joint
	Console Platforms	Hand-held Platforms	Venture(1)

			(In millions)
1999	1	1	$3.6
2000	4	1	15.9
2001	1	2	6.7
2002	3	1	8.0
2003	5	—	7.4
2004	2	1	7.9

(1)	Profit from the joint venture reflects our preferred return on joint venture revenue less certain costs incurred directly by us.
      Wrestling video games have demonstrated consistent popularity, with six of our wrestling-themed video games each having sold in excess of 1 million units since 1999, at retail prices ranging from approximately $42 to $60 per game. We believe that the success of WWE titles is dependent on the graphic look and feel of the software, the depth and variation of game play and the popularity of WWE. We believe that as a franchise property, WWE titles have brand recognition and sustainable consumer appeal, which may allow the joint venture to use titles over an extended period of time through the release of sequels and extensions and to re-release such products at different price points in the future.

Sales, Marketing and Distribution
      We sell all of our products through our own in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, toy specialty stores and wholesalers. Our five largest customers are Target, Kmart, Toys ‘R’ Us, Wal-Mart, and Kay Bee Toys, which accounted for approximately 57.7% of our net sales in 2003 and 65.6% of our net sales in 2004. Kay Bee Toys filed for bankruptcy protection under Chapter 11 in January 2004. Except for purchase orders relating to products on order, we do not have written agreements with our customers. Instead, we generally sell products to our customers pursuant to letters of credit or, in some cases, on open account with payment terms typically varying from 30 to 90 days. From time to time, we allow our customers credits against future purchases from us in order to facilitate their retail markdown and sales of slow-moving inventory. We also sell our products through e-commerce sites, including Toysrus.com.
      We contract the manufacture of most of our products to unaffiliated manufacturers located in China. We sell the finished products on a letter of credit basis or on open account to our customers, who take title to the goods in Hong Kong or China. These methods allow us to reduce certain operating costs and working capital requirements. A portion of our sales originate in the United States, so we hold certain inventory in our warehouse and fulfillment facilities. To date, a significant portion of all of our sales has been to domestic customers. We intend to continue expanding distribution of our products into foreign territories and, accordingly, we have:

•	engaged representatives to oversee sales in certain territories,

•	engaged distributors in certain territories, such as Vivid Imaginations Ltd. in England,

•	established direct relationships with retailers in certain territories, and

•	expanded in-house resources.
      Outside of the United States, we currently sell our products primarily in Europe, Australia, Canada, Latin America and Asia. Sales of our products abroad accounted for approximately $44.7 million, or 14.2% of our net sales, in 2003 and approximately $68.5 million, or 11.9% of our net sales, in 2004. We believe that foreign markets present an attractive opportunity, and we plan to intensify our marketing efforts and further expand our distribution channels abroad.
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

      We advertise our products in trade and consumer magazines and other publications, market our products at international, national and regional toy, stationery and other specialty trade shows, conventions and exhibitions and carry on cooperative advertising programs with toy and mass market retailers and other customers which include the use of in-store displays. We also produce and broadcast television commercials for several of product lines including our WWE action figure line, TV Games, Care Bears and Cabbage Patch Kids, as well as for some of our Flying Colors and Electronics products. We may also advertise some of our other products on television, if we expect that the resulting increase in our net sales will justify the relatively high cost of television advertising.
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
      We employ a staff of designers for all of our product lines. We occasionally acquire our other product concepts from unaffiliated third parties. If we accept and develop a third party’s concept for new toys, we generally pay a royalty on the toys developed from this concept that are sold, and may, on an individual basis, guarantee a minimum royalty. In addition, we engage third party developers to program our line of Plug it in & Play TV Games. Royalties payable to inventors and developers generally range from 1% to 8% of the wholesale sales price for each unit of a product sold by us. We believe that utilizing experienced third-party inventors gives us access to a wide range of development talent. We currently work with numerous toy inventors and designers for the development of new products and the enhancement of existing products. We believe that toy inventors and designers have come to appreciate our practice of acting quickly and decisively to acquire and market licensed products. In addition, we believe that all of these factors, as well as our recent success in developing and marketing products, make us more attractive to toy inventors and developers than some of our competitors.
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
Manufacturing and Supplies
      Most of our products are currently produced by overseas third-party manufacturers, which we choose on the basis of quality, reliability and price. Consistent with industry practice, the use of third-party manufacturers enables us to avoid incurring fixed manufacturing costs, while maximizing flexibility, capacity and production technology. All of the manufacturing services performed overseas for us are paid for on open account with the manufacturers. To date, we have not experienced any material delays in the delivery of our products; however, delivery schedules are subject to various factors beyond our control, and any delays in the future could adversely affect our sales. Currently, we have ongoing relationships with approximately twenty-five different manufacturers. We believe that alternative sources of supply are available, although we cannot be assured that we can obtain adequate supplies of manufactured products.
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
      The principal raw materials used in the production and sale of our toy products are plastics, zinc alloy, plush, printed fabrics, paper products and electronic components, all of which are currently available at reasonable prices from a variety of sources. Although we do not manufacture our products, we own the tools, dies and molds used in the manufacturing process, and these are transferable among manufacturers if we choose to employ alternative manufacturers. Tools, dies and molds represent a substantial portion of our property and equipment with a net book value of $7.1 million in 2003 and $6.8 million in 2004. Substantially all of these assets are located in China.
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
Competition
      Competition in the toy industry is intense. Globally, certain of our competitors have greater financial resources, larger sales and marketing and product development departments, stronger name recognition, longer operating histories and benefit from greater economies of scale. These factors, among others, may enable our competitors to market their products at lower prices or on terms more advantageous to customers than those we could offer for our competitive products. Competition often extends to the procurement of entertainment and product licenses, as well as to the marketing and distribution of products and the obtaining of adequate shelf space. Competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations. In each of our product lines we compete against one or both of the toy industry’s two dominant companies, Mattel and Hasbro. In addition, we compete, in our Flying Colors and Pentech product categories, with Rose Art Industries, Hasbro (Play-doh) and Binney & Smith (Crayola), and, in our toy vehicle lines, with RC2 (formerly Racing Champions). We also compete with numerous smaller domestic and foreign toy manufacturers, importers and marketers in each of our product categories. Our joint venture’s principal competitors in the video game market are Electronic Arts, Activision and Acclaim Entertainment.
Seasonality and Backlog
      In 2004, approximately 63% of our pro forma net sales (which includes sales of Play Along products from January 1, 2004) were made in the third and fourth quarters. Generally, the first quarter is the period of lowest shipments and sales in our business and the toy industry generally and therefore the least profitable due to various fixed costs. Seasonality factors may cause our operating results to fluctuate significantly from quarter to quarter. However, our writing instrument and activity products generally are counter-seasonal to the traditional toy industry seasonality due to the higher volume generally shipped for back-to-school beginning in the second quarter. In addition, our seasonal products are primarily sold in the spring and summer seasons. Our results of operations may also fluctuate as a result of factors such as the timing of new products (and related expenses) introduced by us or our competitors, the advertising activities of our competitors, delivery schedules set by our customers and the emergence of new market entrants. We believe, however, that the low retail price of most of our products may be less subject to seasonal fluctuations than higher priced toy products.
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
Employees
      As of March 29, 2005, we employed 419 persons, all of whom are full-time employees, including four executive officers. We employed 267 in the United States, 3 in the United Kingdom, 124 in Hong Kong and 25 in China. We believe that we have good relationships with our employees. None of our employees is represented by a union.
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
Risk Factors That May Affect Future Results
      From time to time, including in this Annual Report on Form 10-K, we publish forward-looking statements, as disclosed in our Disclosure Regarding Forward-Looking Statements, beginning immediately following the Table of Contents of this Annual Report. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed or anticipated in our forward-looking statements. The factors listed below are illustrative of the risks and uncertainties that may arise and that may be detailed from time to time in our public announcements and our filings with the Securities and Exchange Commission, such as on Forms 8-K, 10-Q and 10-K. We undertake no obligation to make any revisions to the forward-looking statements contained in this Annual Report on Form 10-K to reflect events or circumstances occurring after the date of the filing of this report.

The outcome of litigation in which we have been named as a defendant is unpredictable and a materially adverse decision in any such matter could have a material adverse affect on our financial position and results of operations.
      We are defendants in litigation matters, as described under “Legal Proceedings” in our periodic reports filed pursuant to the Securities Exchange Act of 1934, including the lawsuit commenced by WWE and the purported securities class action and derivative action claims stemming from the WWE lawsuit (see “— Legal Proceedings”). These claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in each and all of the litigation matters to which we have been named a party, and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. A materially adverse resolution of any of these lawsuits could have a material adverse affect on our financial position and results of operations.

Our inability to redesign, restyle and extend our existing core products and product lines as consumer preferences evolve, and to develop, introduce and gain customer acceptance of new products and product lines, may materially and adversely impact our business, financial condition and results of operations.
      Our business and operating results depend largely upon the appeal of our products. Our continued success in the toy industry will depend on our ability to redesign, restyle and extend our existing core products and product lines as consumer preferences evolve, and to develop, introduce and gain customer acceptance of new products and product lines. Several trends in recent years have presented challenges for the toy industry, including:

•	The phenomenon of children outgrowing toys at younger ages, particularly in favor of interactive and high technology products;

•	Increasing use of technology;

•	Shorter life cycles for individual products; and

•	Higher consumer expectations for product quality, functionality and value.

      We cannot assure you that:

•	our current products will continue to be popular with consumers;

•	the product lines or products that we introduce will achieve any significant degree of market acceptance; or

•	the life cycles of our products will be sufficient to permit us to recover licensing, design, manufacturing, marketing and other costs associated with those products.
      Our failure to achieve any or all of the foregoing benchmarks may cause the infrastructure of our operations to fail, thereby adversely affecting our business, financial condition and results of operations.

The failure of our character-related and theme-related products to become and/or remain popular with children may materially and adversely impact our business, financial condition and results of operations.
      The success of many of our character-related and theme-related products depends on the popularity of characters in movies, television programs, live wrestling exhibitions, auto racing events and other media. We cannot assure you that:

•	media associated with our character-related and theme-related product lines will be released at the times we expect or will be successful;

•	the success of media associated with our existing character-related and theme-related product lines will result in substantial promotional value to our products;

•	we will be successful in renewing licenses upon expiration on terms that are favorable to us; or

•	we will be successful in obtaining licenses to produce new character-related and theme-related products in the future.
      Our failure to achieve any or all of the foregoing benchmarks may cause the infrastructure of our operations to fail, thereby adversely affecting our business, financial condition and results of operations.

There are risks associated with our license agreements.

•	Our current licenses require us to pay minimum royalties
      Sales of products under trademarks or trade or brand names licensed from others account for substantially all of our net sales. Product licenses allow us to capitalize on characters, designs, concepts and inventions owned by others or developed by toy inventors and designers. Our license agreements generally require us to make specified minimum royalty payments, even if we fail to sell a sufficient number of units to cover these amounts. In addition, under certain of our license agreements, if we fail to achieve certain prescribed sales targets, we may be unable to retain or renew these licenses.

•	Some of our licenses are restricted as to use
      Under some of our license agreements, including WWE, Nickelodeon and NASCAR, the licensors have the right to review and approve our use of their licensed products, designs or materials before we may make any sales. If a licensor refuses to permit our use of any licensed property in the way we propose, or if their review process is delayed, our development or sale of new products could be impeded.

•	New licenses are difficult and expensive to obtain
      Our continued success will depend substantially on our ability to obtain additional licenses. Intensive competition exists for desirable licenses in our industry. We cannot assure you that we will be able to secure or renew significant licenses on terms acceptable to us. In addition, as we add licenses, the need to fund additional royalty advances and guaranteed minimum royalty payments may strain our cash resources.

•	A limited number of licensors account for a large portion of our net sales
      We derive a significant portion of our net sales from a limited number of licensors. If one or more of these licensors were to terminate or fail to renew our license or not grant us new licenses, our business, financial condition and results of operations could be adversely affected.

The toy industry is highly competitive and our inability to compete effectively may materially and adversely impact our business, financial condition results of operations.
      The toy industry is highly competitive. Globally, certain of our competitors have financial and strategic advantages over us, including:

•	greater financial resources;

•	larger sales, marketing and product development departments;

•	stronger name recognition;

•	longer operating histories; and

•	greater economies of scale.
      In addition, the toy industry has no significant barriers to entry. Competition is based primarily on the ability to design and develop new toys, to procure licenses for popular characters and trademarks and to successfully market products. Many of our competitors offer similar products or alternatives to our products. Our competitors have obtained and are likely to continue to obtain licenses that overlap our licenses with respect to products, geographic areas and markets. We cannot assure you that we will be able to obtain adequate shelf space in retail stores to support our existing products or to expand our products and product lines or that we will be able to continue to compete effectively against current and future competitors.

An adverse outcome in the litigation commenced against us by WWE or a decline in the popularity of WWE could adversely impact our video game joint venture with THQ.
      The joint venture with THQ depends entirely on a single license, which gives the venture exclusive worldwide rights to produce and market video games based on World Wrestling Entertainment characters and themes. An adverse outcome against us, THQ or the joint venture in the lawsuit commenced by WWE (see the first Risk Factor, above) would adversely impact our rights under the joint venture’s single license, which would adversely effect the joint venture’s and our business, financial condition and results of operation.
      Furthermore, the popularity of professional wrestling, in general, and World Wrestling Entertainment, in particular, is subject to changing consumer tastes and demands. The relative popularity of professional wrestling has fluctuated significantly in recent years. A decline in the popularity of World Wrestling Entertainment could adversely affect the joint venture’s and our business, financial condition and results of operations.

The termination of THQ’s manufacturing licenses and the inability of the joint venture to otherwise obtain these licenses from other manufacturers would materially adversely affect the joint venture’s and our business, financial condition and results of operations.
      The joint venture relies on hardware manufacturers and THQ’s non-exclusive licenses with them for the right to publish titles for their platforms and for the manufacture of the joint venture’s titles. If THQ’s manufacturing licenses were to terminate and the joint venture could not otherwise obtain these licenses from other manufacturers, the joint venture would be unable to publish additional titles for these manufacturers’ platforms, which would materially adversely affect the joint venture’s and our business, financial condition and results of operations.

The failure of the joint venture or THQ to perform as anticipated could have a material adverse affect on our financial position and results of operations.
      The joint venture’s failure to timely develop titles for new platforms that achieve significant market acceptance, to maintain net sales that are commensurate with product development costs or to maintain compatibility between its personal computer CD-ROM titles and the related hardware and operating systems would adversely affect the joint venture’s and our business, financial condition and results of operations.
      Furthermore, THQ controls the day-to-day operations of the joint venture and all of its product development and production operations. Accordingly, the joint venture relies exclusively on THQ to manage these operations effectively. THQ’s failure to effectively manage the joint venture would have a material adverse effect on the joint venture’s and our business and results of operations. We are also dependent upon THQ’s ability to manage cash flows of the joint venture. If THQ is required to retain cash for operations, or because of statutory or contractual restrictions, we may not receive cash payments for our share of profits, on a timely basis, or at all.

We may not be able to sustain or manage our rapid growth, which may prevent us from continuing to increase our net revenues.
      We have experienced rapid growth in our product lines resulting in higher net sales over the last six years, which was achieved through acquisitions of businesses, products and licenses. For example, revenues associated with our acquired companies in 2004 and 2003 were approximately $168.9 million and $40.1 million, respectively, representing 29.4% and 12.7% of our total revenues for those periods. As a result, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.
      Our growth strategy calls for us to continuously develop and diversify our toy business by acquiring other companies, entering into additional license agreements, refining our product lines and expanding into international markets, which will place additional demands on our management, operational capacity and financial resources and systems. The increased demand on management may necessitate our recruitment and retention of qualified management personnel. We cannot assure you that we will be able to recruit and retain qualified personnel or expand and manage our operations effectively and profitably. To effectively manage future growth, we must continue to expand our operational, financial and management information systems and to train, motivate and manage our work force. There can be no assurance that our operational, financial and management information systems will be adequate to support our future operations. Failure to expand our operational, financial and management information systems or to train, motivate or manage employees could have a material adverse effect on our business, financial condition and results of operations.
      In addition, implementation of our growth strategy is subject to risks beyond our control, including competition, market acceptance of new products, changes in economic conditions, our ability to obtain or renew licenses on commercially reasonable terms and our ability to finance increased levels of accounts receivable and inventory necessary to support our sales growth, if any. Accordingly, we cannot assure you that our growth strategy will continue to be implemented successfully.

If we are unable to acquire and integrate companies and new product lines successfully we will be unable to implement our growth strategy.
      Our growth strategy depends in part upon our ability to acquire companies and new product lines. Revenues associated with our acquisitions represented approximately 29.4% and 12.7% of our total revenues in 2004 and 2003, respectively. Future acquisitions will succeed only if we can effectively assess characteristics of potential target companies and product lines, such as:

•	attractiveness of products;

•	suitability of distribution channels;

•	management ability;

•	financial condition and results of operations; and

•	the degree to which acquired operations can be integrated with our operations.
      We cannot assure you that we can identify attractive acquisition candidates or negotiate acceptable acquisition terms, and our failure to do so may adversely affect our results of operations and our ability to sustain growth. Our acquisition strategy involves a number of risks, each of which could adversely affect our operating results, including:

•	difficulties in integrating acquired businesses or product lines, assimilating new facilities and personnel and harmonizing diverse business strategies and methods of operation;

•	diversion of management attention from operation of our existing business;

•	loss of key personnel from acquired companies; and

•	failure of an acquired business to achieve targeted financial results.

A limited number of customers account for a large portion of our net sales, so that if one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations.
      Our five largest customers accounted for 65.6% of our net sales in 2004. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory also could adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense. For example, one of our five largest customers in 2004, Kay Bee Toys, filed for Chapter 11 bankruptcy protection in January 2004. As a result, we have reserved $2.1 million for potential bad debt, which represents 84% of Kay Bee Toys’ $2.5 million pre-petition accounts receivable balance with us. If Kay Bee Toys is unable to extricate itself from bankruptcy and we are unable to replace the revenues previously earned by us from Kay Bee Toys, our business, financial condition and results of operations could be materially adversely affected.

We depend on our key personnel and any loss or interruption of either of their services could adversely affect our business, financial condition and results of operations.
      Our success is largely dependent upon the experience and continued services of Jack Friedman, our Chairman and Chief Executive Officer and Stephen G. Berman, our President and Chief Operating Officer. We cannot assure you that we would be able to find an appropriate replacement for Mr. Friedman or Mr. Berman if the need should arise, and any loss or interruption of Mr. Friedman’s or Mr. Berman’s services could adversely affect our business, financial condition and results of operations.

We depend on third-party manufacturers, and if our relationship with any of them is harmed or if they independently encounter difficulties in their manufacturing processes, we could experience product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis, any of which could adversely affect our business, financial condition and results of operations.
      We depend on approximately twenty-five third-party manufacturers who develop, provide and use the tools, dies and molds that we own to manufacture our products. However, we have limited control over the manufacturing processes themselves. As a result, any difficulties encountered by the third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our business, financial condition and results of operations.
      We do not have long-term contracts with our third-party manufacturers. Although we believe we could secure other third-party manufacturers to produce our products, our operations would be adversely affected if we lost our relationship with any of our current suppliers or if our current suppliers’ operations or sea or air transportation with our overseas manufacturers were disrupted or terminated even for a relatively short period of time. Our tools, dies and molds are located at the facilities of our third-party manufacturers.
      Although we do not purchase the raw materials used to manufacture our products, we are potentially subject to variations in the prices we pay our third-party manufacturers for products, depending on what they pay for their raw materials.

We have substantial sales and manufacturing operations outside of the United States subjecting us to risks associated with the outbreak of SARS, as well as risks common to international operations.
      We sell products and operate facilities in numerous countries outside the United States. For the fiscal year ended December 31, 2004, sales to our international customers comprised approximately 11.9% of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers located principally in The People’s Republic of China (“PRC”), which has been significantly impacted by the outbreak of Severe Acute Respiratory Syndrome (“SARS”). The inability of the PRC to effectively control the spread of SARS within its borders or the failure of the medical community to develop a cure for this illness may deplete the workforce of the PRC available to manufacture our products, create barriers to entry into commercial markets for our products manufactured in the PRC and prevent us from sending the requisite monitors and inspectors to the PRC to ensure that our products are being manufactured in accordance with our requirements and specifications. Any of the foregoing may cause the infrastructure of our PRC operations to fail, thereby adversely affecting our business, financial condition and results of operations.
      Furthermore, our PRC sales and manufacturing operations are subject to the risks normally associated with international operations, including:

•	currency conversion risks and currency fluctuations;

•	limitations, including taxes, on the repatriation of earnings;

•	political instability, civil unrest and economic instability;

•	greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

•	complications in complying with laws in varying jurisdictions and changes in governmental policies;

•	greater difficulty and expenses associated with recovering from natural disasters;

•	transportation delays and interruptions; and

•	the potential imposition of tariffs.
      Our reliance on external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply, should such changes be necessary. However, if we were prevented from obtaining products or components for a material portion of our product line due to medical, political, labor or other factors beyond our control, our operations would be disrupted while alternative sources of products were secured. Also, the imposition of trade sanctions by the United States against a class of products imported by us from, or the loss of “normal trade relations” status by China, could significantly increase our cost of products imported from that nation. Because of the importance of our international sales and international sourcing of manufacturing to our business, our financial condition and results of operations could be significantly and adversely affected if any of the risks described above were to occur.

Our business is subject to extensive government regulation and any violation by us of such regulations could result in product liability claims, loss of sales, diversion of resources, damage to our reputation, increased warranty costs or removal of our products from the market, and we cannot assure you that our product liability insurance for the foregoing will be sufficient.
      Our business is subject to various laws, including the Federal Hazardous Substances Act, the Consumer Product Safety Act, the Flammable Fabrics Act and the rules and regulations promulgated under these acts. These statutes are administered by the Consumer Product Safety Commission (“CPSC”), which has the authority to remove from the market products that are found to be defective and present a substantial hazard or risk of serious injury or death. The CPSC can require a manufacturer to recall, repair or replace these products under certain circumstances. We cannot assure you that defects in our products will not be alleged or found. Any such allegations or findings could result in:

•	product liability claims;

•	loss of sales;

•	diversion of resources;

•	damage to our reputation;

•	increased warranty costs; and

•	removal of our products from the market.
      Any of these results may adversely affect our business, financial condition and results of operations. There can be no assurance that our product liability insurance will be sufficient to avoid or limit our loss in the event of an adverse outcome of any product liability claim.

We depend on our proprietary rights and our inability to safeguard and maintain the same, or claims of third parties that we have violated their intellectual property rights, could have a material adverse effect on our business, financial condition and results of operations.
      We rely on trademark, copyright and trade secret protection, nondisclosure agreements and licensing arrangements to establish, protect and enforce our proprietary rights in our products. The laws of certain foreign countries may not protect intellectual property rights to the same extent or in the same manner as the laws of the United States. We cannot assure you that we or our licensors will be able to successfully safeguard and maintain our proprietary rights. Further, certain parties have commenced legal proceedings or made claims against us based on our alleged patent infringement, misappropriation of trade secrets or other violations of their intellectual property rights. We cannot assure you that other parties will not assert intellectual property claims against us in the future. These claims could divert our attention from operating our business or result in unanticipated legal and other costs, which could adversely affect our business, financial condition and results of operations.

Market conditions and other third-party conduct could negatively impact our margins and implementation of other business initiatives.
      Economic conditions, such as rising fuel prices and decreased consumer confidence, may adversely impact our margins. In addition, general economic conditions were significantly and negatively affected by the September 11th terrorist attacks and could be similarly affected by any future attacks. Such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could adversely affect our sales and profitability. Other conditions, such as the unavailability of electronics components, may impede our ability to manufacture, source and ship new and continuing products on a timely basis. Significant and sustained increases in the price of oil could adversely impact the cost of the raw materials used in the manufacture of our products, such as plastic.

We may not have the funds necessary to purchase our outstanding convertible senior notes upon a fundamental change or other purchase date, as required by the indenture governing the notes.
      On June 15, 2010, June 15, 2013 and June 15, 2018, holders of our convertible senior notes may require us to purchase their notes, which repurchase may be made for cash. In addition, holders may also require us to purchase their notes for cash upon the occurrence of certain fundamental changes in our board composition or ownership structure, if we liquidate or dissolve under certain circumstances or if our common stock ceases being quoted on an established over-the-counter trading market in the United States. If we do not have, or have access to, sufficient funds to repurchase the notes, then we could be forced into bankruptcy. In fact, we expect that we would require third-party financing, but we cannot assure you that we would be able to obtain that financing on favorable terms or at all.

We have a material amount of goodwill which, if it becomes impaired, would result in a reduction in our net income.
      Goodwill is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill no longer be amortized but instead be periodically evaluated for impairment based on the fair value of the reporting unit. As at December 31, 2004, we have not had any impairment of Goodwill, which is evaluated on an annual basis.
      At December 31, 2004, approximately $258.3 million, or 37.3%, of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a further write-down of our goodwill. Reductions in our net income caused by the write-down of goodwill could harm our results of operations.
Item 2. Properties
      Our principal executive offices occupy approximately 19,000 square feet of space in Malibu, California under a lease expiring on February 28, 2008. We have a lease, expiring August 31, 2007, for approximately 11,000 square feet of additional office space in Malibu, California, which contains our design offices. We have a lease, expiring December 31, 2007, for approximately 17,000 square feet of office space in Deerfield Beach, Florida. We have two leases for showroom and office space at the International Toy Center in New York City, one for approximately 14,500 square feet, which expires April 30, 2010, and an additional one for 4,500 square feet, which expires April 30, 2007. We also have leased office and showroom space of approximately 20,000 square feet in Hong Kong from which we oversee our China-based third-party manufacturing operations, 318,000 square feet of warehouse space in City of Industry, California, and 10,000 square feet of office space in Surrey, England. We entered into a lease for approximately 600,000 square feet of warehouse space in City of Industry, California that is expected to commence in July 2005. We also occupy approximately 25,000 square feet of office and warehouse space in Clinton, Connecticut under a lease expiring September 30, 2007 from which the operations of our Go Fly a Kite and Funnoodle divisions are carried out. We believe that our facilities in the United States, Hong Kong and England are adequate for our reasonably foreseeable future needs.
Item 3. Legal Proceedings
      On October 19, 2004, we were named as defendants in a lawsuit commenced by WWE in the U.S. District Court for the Southern District of New York concerning our toy licenses with WWE and the video game license between WWE and the joint venture company operated by THQ and us, encaptioned World Wrestling Entertainment, Inc. v. JAKKS Pacific, Inc., et al., 1:04-CV-08223-KMK (the “WWE Action”). The complaint also named as defendants THQ, the joint venture, certain of our foreign subsidiaries, Jack Friedman (our Chairman and Chief Executive Officer), Stephen Berman (our Chief Operating Officer, President and Secretary and a member of our Board of Directors), Joel Bennett (our Chief Financial Officer), Stanley Shenker and Associates, Inc., Bell Licensing, LLC, Stanley Shenker and James Bell.
      WWE sought treble, punitive and other damages (including disgorgement of profits) in an undisclosed amount and a declaration that the video game license with the joint venture, which is scheduled to expire in 2009 (subject to joint venture’s right to extend that license for an additional five years), and an amendment to our toy licenses with WWE, which are scheduled to expire in 2009, are void and unenforceable. This action alleged violations by the defendants of the Racketeer

Influenced and Corrupt Organization Act (“RICO”) and the anti-bribery provisions of the Robinson-Patman Act, and various claims under state law.
      On February 16, 2005, we filed a motion to dismiss the WWE Action. On March 30, 2005, the day before WWE’s opposition to our motion was due, WWE amended its complaint to, among other things, add the Chief Executive Officer of THQ as a defendant and to add a claim under the Sherman Act. On March 31, 2005, the WWE sent a letter to the Court proposing, inter alia, a briefing schedule for defendants’ motions to dismiss the amended complaint.
      In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York; (1) Garcia v. Jakks Pacific, Inc. et al., Civil Action No. 04-8807 (filed on November 5, 2004, (2) Jonco Investors, LLC v. Jakks Pacific, Inc. et al., Civil Action No. 04-9021 (filed on November 16, 2004), (3) Kahn v. Jakks Pacific, Inc. et al., Civil Action No. 04-8910 (filed on November 10, 2004), (4) Quantum Equities L.L.C. v. Jakks Pacific, Inc. et al., Civil Action No. 04-8877 (filed on November 9, 2004), and (5) Irvine v. Jakks Pacific, Inc. et al., Civil Action No. 04-9078 (filed on November 16, 2004) (the “Class Action”). The complaints in the Class Actions allege that defendants issued positive statements concerning increasing sales of our WWE licensed products which were false and misleading because the WWE licenses had allegedly been obtained through a pattern of commercial bribery, our relationship with the WWE was being negatively impacted by the WWE’s contentions and there was an increased risk that the WWE would either seek modification or nullification of the licensing agreements with us. Plaintiffs also allege that we misleadingly failed to disclose the alleged fact that the WWE licenses were obtained through an unlawful bribery scheme. The plaintiffs in the Class Actions are described as purchasers of our common stock, who purchased from as early as October 26, 1999 to as late as October 19, 2004. The Class Actions seek compensatory and other damages in an undisclosed amount, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by each of the defendants (namely the Company and Messrs. Friedman, Berman and Bennett), and violations of Section 20(a) of the Exchange Act by Messrs. Friedman, Berman and Bennett. On January 25, 2005, the Court consolidated the Class Actions under the caption In re JAKKS Pacific, Inc. Shareholders Class Action Litigation, Civil Action No. 04-8807.
      We believe that the claims in the WWE Action and the Class Actions are without merit and we intend to defend vigorously against them. However, because these Actions are in their preliminary stages, we cannot assure you as to the outcome of the Actions, nor can we estimate the range of our potential losses.
      On February 16, 2005, we filed a motion to dismiss WWE’s Complaint in the WWE Action. The motion is currently scheduled to be fully briefed on April 14, 2005, with oral argument to be scheduled thereafter.
      On December 2, 2004, a shareholder derivative action was filed in the Southern District of New York by Freeport Partner, LLC against us, nominally, and against Messrs. Friedman, Berman and Bennett, Freeport Partners v. Friedman, et al., Civil Action No. 04-9441 (the “Derivative Action”). The Derivative Action seeks to hold the individual defendants liable for damages allegedly caused to us by their actions and in particular to hold them liable on a contribution theory with respect to any liability we incur in connection with the Class Actions. On or about February 10, 2005, a second shareholder derivative action was filed in the Southern District of New York by David Oppenheim against us, nominally, and against Messrs. Friedman, Berman, Bennett, Blatte, Glick, Miller and Skala, Civil Action 05-2046 (the “Second Derivative Action”). The Second Derivative Action seeks to hold the individual defendants liable for damages allegedly caused to us by their actions as a result of alleged breaches of their fiduciary duties. On or about March 16, 2005, a third shareholder derivative action was filed. It is captioned Warr v. Friedman, Berman, Bennett, Blatte, Glick, Miller, Skala, and Jakks (as a nominal defendant), and it was filed in the Superior Court of California, Los Angeles County (the “Third Derivative Action”). The Third Derivative Action seeks to hold the individual defendants liable for (1) damages allegedly caused to us by their alleged breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment; and (2) restitution to us of profits, benefits and other compensation obtained by them.
      On March 1, 2005, we delivered a Notice of Breach of Settlement Agreement and Demand for Indemnification to WWE (the “Notification”). The Notification asserted that WWE’s filing of the WWE Action violated A Covenant Not to Sue contained in a January 15, 2004 Settlement Agreement and General Release (“General Release”) entered into between WWE and us and, therefore, that we were demanding indemnification, pursuant to the Indemnification provision contained in the General Release, for all losses that the WWE’s actions have caused or will cause to us and our officers, including but not limited to any losses sustained by us in connection with the Class Actions. On March 4, 2005, in a letter from its outside counsel, WWE asserted that the General Release does not cover the claims in the WWE Action.
      We are a party to, and certain of our property is the subject of, various other pending claims and legal proceedings that routinely arise in the ordinary course of our business, but we do not believe that any of these claims or proceedings will have a material effect on our business, financial condition or results of operations.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
      Our common stock is traded on the Nasdaq National Market under the symbol “JAKK.” The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock on the Nasdaq National Market.

	Price Range of
	Common Stock

	High	Low

2003:
First quarter	$14.49	$9.50
Second quarter	14.49	10.22
Third quarter	14.04	10.05
Fourth quarter	13.77	11.74

2004:
First quarter	16.25	12.72
Second quarter	21.00	14.48
Third quarter	23.22	18.71
Fourth quarter	25.55	12.75
Security Holders
      To the best of our knowledge, as of March 25, 2005, there were 149 holders of record of our common stock. We believe there are numerous beneficial owners of our common stock whose shares are held in “street name.”
Dividends
      We have never paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the growth and development of our business, but may consider implementing a plan to pay cash dividends on our common stock in the future.
Equity Compensation Plan Information
      The table below sets forth the following information as of the fiscal year ended December 31, 2004 for (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders, if any:

(a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b) the weighted-average exercise price of such outstanding options, warrants and rights;

(c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

Number of Securities
Remaining Available
	Number of	Weighted-Average	for
	Securities to be	Exercise Price of	Future Issuance Under
	Issued upon Exercise	Outstanding	Equity Compensation
	of Outstanding	Options,	Plans (Excluding
	Options,	Warrants and	Securities Reflected in
	Warrants and Rights	Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,073,006	$13.22	1,728,523
Equity compensation plans not approved by security holders	—	—	—

Total	2,073,006	$13.22	1,728,523

      Equity compensation plans approved by our stockholders consists of the 2002 Stock Award and Incentive Plan.
Item 6. Selected Financial Data
      You should read the financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes (included in Item 8).

	Year Ended December 31,

	2000	2001	2002	2003	2004
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$252,288	$284,309	$310,016	$315,776	$574,266
Cost of sales	149,881	164,222	180,173	189,334	348,259

Gross profit	102,407	120,087	129,843	126,442	226,007
Selling, general and administrative expenses	80,435	89,575	98,111	113,053	172,282
Acquisition shut-down and product recall costs	1,469	1,214	6,718	2,000	—

Income from operations	20,503	29,298	25,014	11,389	53,725
Profit from Joint Venture	(15,906)	(6,675)	(8,004)	(7,351)	(7,865)
Interest, net	(3,833)	(2,057)	(1,141)	1,405	2,498
Other (income) expense, net	(92)	—	—	—	—

Income before provision for income taxes and minority interest	40,334	38,030	34,159	17,335	59,092
Provision for income taxes	11,697	9,797	6,466	1,440	15,533

Income before minority interest	28,637	28,233	27,693	15,895	43,559
Minority interest	—	—	(237)	—	—

Net income	$28,637	$28,233	$27,930	$15,895	$43,559

Basic earnings per share	$1.50	$1.55	$1.27	$0.66	$1.69

Weighted average shares outstanding	19,060	18,199	21,963	24,262	25,797

Diluted earnings per share	$1.41	$1.45	$1.23	$0.66	$1.49

Weighted average shares and equivalents outstanding	20,281	19,410	22,747	27,437	31,406

	At December 31,

	2000	2001	2002	2003	2004
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$29,275	$25,036	$68,413	$118,182	$176,544
Working capital	86,897	116,492	129,183	232,601	229,543
Total assets	248,722	284,041	408,916	529,997	696,762
Long-term debt, net of current portion	1,000	77	60	98,042	98,000
Total stockholders’ equity	204,530	244,404	357,236	377,900	451,485

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      We assess the impairment of long-lived assets and goodwill at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	significant negative industry or economic trends.

      When we determine that the carrying value of long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net long-lived assets, including goodwill, amounted to $312.0 million as of December 31, 2004.
Recent Developments
      On June 10, 2004, we purchased substantially all of the assets and assumed certain liabilities of Play Along, Inc., Play Along (Hong Kong) Limited and PA Distribution, Inc. (collectively “Play Along”). The total purchase price of approximately $85.7 million consisted of cash in the amount of $70.8 million, 749,005 shares of our common stock at a value of $14.9 million and the assumption of certain liabilities and resulted in goodwill of $67.8 million. In addition, we agreed to pay an earn-out of up to $10.0 million per year for the four calendar years following the acquisition up to an aggregate amount of $30.0 million based on the achievement of certain financial performance criteria which will be recorded as goodwill when and if earned. Our results of operations have included Play Along from the date of acquisition.
      On October 19, 2004, we were named as defendants in a lawsuit commenced by WWE in the U.S. District Court for the Southern District of New York concerning our toy licenses with WWE and the video game license between WWE and the joint venture company operated by THQ and us, encaptioned World Wrestling Entertainment, Inc. v. JAKKS Pacific, Inc., et al., 1:04-CV-08223-KMK (the “WWE Action”). The complaint also named as defendants THQ, the joint venture, certain of our foreign subsidiaries, Jack Friedman (our Chairman and Chief Executive Officer), Stephen Berman (our Chief Operating Officer, President and Secretary and a member of our Board of Directors), Joel Bennett (our Chief Financial Officer), Stanley Shenker and Associates, Inc., Bell Licensing, LLC, Stanley Shenker and James Bell.
      WWE sought treble, punitive and other damages (including disgorgement of profits) in an undisclosed amount and a declaration that the video game license with the joint venture, which is scheduled to expire in 2009 (subject to joint venture’s right to extend that license for an additional five years), and an amendment to our toy licenses with WWE, which are scheduled to expire in 2009, are void and unenforceable. This action alleged violations by the defendants of the Racketeer Influenced and Corrupt Organization Act (“RICO”) and the anti-bribery provisions of the Robinson-Patman Act, and various claims under state law.
      On February 16, 2005, we filed a motion to dismiss the WWE Action. On March 30, 2005, the day before WWE’s opposition to our motion was due, WWE amended its complaint to, among other things, add the Chief Executive Officer of THQ as a defendant and to add a claim under the Sherman Act. On March 31, 2005, the WWE sent a letter to the Court proposing, inter alia, a briefing schedule for defendants’ motions to dismiss the amended complaint.
      In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York; (1) Garcia v. Jakks Pacific, Inc. et al., Civil Action No. 04-8807 (filed on November 5, 2004, (2) Jonco Investors, LLC v. Jakks Pacific, Inc. et al., Civil Action No. 04-9021 (filed on November 16, 2004), (3) Kahn v. Jakks Pacific, Inc. et al., Civil Action No. 04-8910 (filed on November 10, 2004), (4) Quantum Equities L.L.C. v. Jakks Pacific, Inc. et al., Civil Action No. 04-8877 (filed on November 9, 2004), and (5) Irvine v. Jakks Pacific, Inc. et al., Civil Action No. 04-9078 (filed on November 16, 2004) (the “Class Action”). The complaints in the Class Actions allege that defendants issued positive statements concerning increasing sales of our WWE licensed products which were false and misleading because the WWE licenses had allegedly been obtained through a pattern of commercial bribery, our relationship with the WWE was being negatively impacted by the WWE’s contentions and there was an increased risk that the WWE would either seek modification or nullification of the licensing agreements with us. Plaintiffs also allege that we misleadingly failed to disclose the alleged fact that the WWE licenses were obtained through an unlawful bribery scheme. The plaintiffs in the Class Actions are described as purchasers of our common stock, who purchased from as early as October 26, 1999 to as late as October 19, 2004. The Class Actions seek compensatory and other damages in an undisclosed amount, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by each of the defendants (namely the Company and Messrs. Friedman, Berman and Bennett), and violations of Section 20(a) of the Exchange Act by Messrs. Friedman, Berman and Bennett. On January 25, 2005, the Court consolidated the Class Actions under the caption In re JAKKS Pacific, Inc. Shareholders Class Action Litigation, Civil Action No. 04-8807.
      We believe that the claims in the WWE Action and the Class Actions are without merit and we intend to defend vigorously against them. However, because these Actions are in their preliminary stages, we cannot assure you as to the outcome of the Actions, nor can we estimate the range of our potential losses.
      On February 16, 2005, we filed a motion to dismiss WWE’s Complaint in the WWE Action. The motion is currently scheduled to be fully briefed on April 14, 2005, with oral argument to be scheduled thereafter.
      On December 2, 2004, a shareholder derivative action was filed in the Southern District of New York by Freeport Partner, LLC against us, nominally, and against Messrs. Friedman, Berman and Bennett, Freeport Partners v. Friedman, et al., Civil Action No. 04-9441 (the “Derivative Action”). The Derivative Action seeks to hold the individual defendants liable for damages allegedly caused to us by their actions and in particular to hold them liable on a contribution theory with respect to any liability we incur in connection with the Class Actions. On or about February 10, 2005, a second shareholder derivative action was filed in the Southern District of New York by David Oppenheim against us, nominally, and against Messrs. Friedman, Berman, Bennett, Blatte, Glick, Miller and Skala, Civil Action 05-2046 (the “Second Derivative Action”). The Second Derivative Action seeks to hold the individual defendants liable for damages allegedly caused to us by their actions as a result of alleged breaches of their fiduciary duties. On or about March 16, 2005, a third shareholder derivative action was filed. It is captioned Warr v. Friedman, Berman, Bennett, Blatte, Glick, Miller, Skala, and Jakks (as a nominal defendant), and it was filed in the Superior Court of California, Los Angeles County (the “Third Derivative Action”). The Third Derivative Action seeks to hold the individual defendants liable for (1) damages allegedly caused to us by their alleged breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment; and (2) restitution to us of profits, benefits and other compensation obtained by them.
      On March 1, 2005, we delivered a Notice of Breach of Settlement Agreement and Demand for Indemnification to WWE (the “Notification”). The Notification asserted that WWE’s filing of the WWE Action violated A Covenant Not to Sue contained in a January 15, 2004 Settlement Agreement and General Release (“General Release”) entered into between WWE and us and, therefore, that we were demanding indemnification, pursuant to the Indemnification provision contained in the General Release, for all losses that the WWE’s actions have caused or will cause to us and our officers, including but not limited to any losses sustained by us in connection with the Class Actions. On March 4, 2005, in a letter from its outside counsel, WWE asserted that the General Release does not cover the claims in the WWE Action.
      On March 31, 2004, our consolidated financial statements as of December 31, 2002 and 2003 and for the two years in the period ended December 31, 2003 were restated from those originally issued to reflect certain adjustments related to the accounting for the acquisitions of Toymax, Trendmasters and P&M in accordance with Statement of Financial Accounting Standards No. 141. Specifically, the purchase price of these acquisitions was originally allocated substantially to goodwill, and, based on studies and valuations completed in 2005 by a third-party valuation consultant, the purchase price of these acquisitions was reallocated in part to intangible assets other than goodwill, including those with limited lives. The resulting adjustment to amortization expense related to the limited life intangible assets of $6.3 million in 2002 and $7.3 million in 2003 and the resulting charge to cost of sales related to the mark-up of acquired inventory of $0.7 million in 2002 and $0.2 million in 2003, which led to a reduction of operating income in 2002 and 2003.
      These adjustments impacted the consolidated balance sheets as of December 31, 2002 and 2003, and the consolidated statements of operations, other comprehensive income, stockholders’ equity and cash flows for each of the two years ended December 31, 2002 and 2003.
Results of Operation
      The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	Years Ended December 31,

	2000	2001	2002	2003	2004
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.4	57.8	58.1	60.0	60.6

Gross profit	40.6	42.2	41.9	40.0	39.4
Selling, general and administrative expenses	31.9	31.5	31.6	35.8	30.0
Acquisition shut-down and product recall costs	0.5	0.4	2.2	0.6	—

Income from operations	8.2	10.3	8.1	3.6	9.4
Profit from Joint Venture	(6.3)	(2.3)	(2.6)	(2.3)	(1.4)
Interest, net	(1.5)	(0.7)	(0.4)	0.4	0.4

Income before income taxes and minority interest	16.0	13.3	11.1	5.5	10.4
Provision for income taxes	4.6	3.4	2.1	0.5	2.7

Income before minority interest	11.4	9.9	9.0	5.0	7.7
Minority interest	—	—	—	—	—

Net income	11.4%	9.9%	9.0%	5.0%	7.7%

Comparisons of the Years Ended December 31, 2004 and 2003
      Net Sales. Net sales were $574.3 million in 2004 compared to $315.8 million in 2003, representing an increase of 81.9%. This increase in net sales was primarily due to the addition of $151.6 million in sales of traditional toys from our recent Play Along acquisition, as well as the addition of (i) $147.5 million in sales of some of our other traditional toy products, including primarily TV Games (with 15 titles in release in 2004, as compared to 3 titles in release in 2003) and WWE action figures and accessories; and (ii) $23.7 million in international sales (including $13.9 million by Play Along). The increase in net sales was offset in part by decreases in sales of our crafts and activities and writing instruments of $48.2 million and our seasonal products, including water guns and junior sports toys, of $16.1 million.
      With the addition of Play Along, in addition to our other initiatives, we believe that the increased level of net sales should continue into 2005 (see “Forward Looking Information”).
      Gross Profit. Gross profit increased $99.6 million, or 78.8%, to $226.0 million, or 39.4% of net sales, in 2004 from $126.4 million, or 40.0% of net sales, in 2003. The overall increase in gross profit was attributable to the significant increase in net sales. The decrease in gross profit margin of 0.6% of net sales was primarily due to an increase in royalty expense as a percentage of net sales due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalties.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $172.3 million in 2004 and $113.1 million in 2003, constituting 30.0% and 35.8% of net sales, respectively. The overall increase of $59.2 million in such costs was primarily due to the impact of stock-based compensation ($5.2 million), an increase in legal fees and settlements ($6.8 million) and bonus expense ($4.5 million), an increase in amortization expense related to intangible assets other than goodwill acquired in the Play Along acquisition and the addition of overhead related to the operations of Play Along ($27.2 million). Due to the increases in our grants of restricted stock awards and the price of our common stock in 2004, compared to a moderate increase in the price of our common stock in 2003, we had stock-based compensation charges of $13.6 million compared to $8.4 million in 2003. The increase in direct selling expenses ($19.3 million) is primarily due to an increase in advertising and promotional expenses in 2004 in support of the sell-through of our various products at retail. We produced and aired television commercials in support of several of our products, including World Wrestling Entertainment, Dragon Ball and Mucha Lucha action figures, TV Games, Care Bears, Cabbage Patch Kids and Flying Colors products in 2004, and World Wrestling Entertainment and Dragon Ball action figures and Flying Colors products in 2003. From time to time, we may increase our advertising efforts, if we deem it appropriate for particular products.
      Product Recall Costs There were no product recall costs in 2004. In the second quarter of 2003, we accrued a $2.7 million charge for the recall of one of our products, and in the third quarter of 2003, we recorded a credit of $0.7 million for the recovery of recall costs from one of our third-party factories.
      The remaining component of the product recall costs is as follows (in thousands):

	Accrued Balance			Accrued Balance
	December 31, 2003	Accrual	Actual	December 31, 2004
Product recall costs	$490	—	(490)	$—
      Profit from Joint Venture. Profit from joint venture increased by $0.5 million in 2004 due to the joint venture having lower unit sales at lower wholesale prices of its two vehicle combat games of the five games released in 2003 compared to releasing all new titles with higher unit sales at higher wholesale prices in addition to having higher sales of carryover titles in 2004. New releases typically generate higher unit sales resulting in higher overall sales as compared to carryover titles. Profit from the joint venture contributed significantly to our pre-tax profit, representing 22.2% of pre-tax income in 2003 and 12.7% in 2004. We expect to continue to receive a preferred return over the remaining term of the license agreement ending December 31, 2009, although we cannot predict with certainty what levels of return will be achieved and, in any case, we anticipate substantial fluctuations in the amount of the preferred return distributed to us from year to year.

      Interest Net. Interest income increased due to higher average cash balances during 2004 than in 2003, but was offset by interest expense of $4.5 million related to the convertible notes issued in June 2003.
      Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 2003 and 2004, at an effective tax rate of 8.3% and 26.0%, respectively, benefiting from a flat 17.0% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong for 2003 and 2004. For 2004, the effective rate increased as a result of the recognition of U.S. taxes on a greater proportion of foreign earnings deemed to be subject to U.S. taxes. As of December 31, 2004, we had net deferred tax assets of approximately $1.9 million. In making this determination, management believes it considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.
Comparisons of the Years Ended December 31, 2003 and 2002
      Net Sales. Net sales were $315.8 million in 2003 compared to $310.0 million in 2002, representing an increase of 1.9%. The increase in net sales of $17.6 million by our seasonal products, including Trendmasters, Go Fly a Kite, Funnoodle and sports toys, and new product introductions, including Dragon Ball and NASCAR action toys, TV games and ColorWorkshop craft products, were offset by a decrease of $20.6 million in sales of our other traditional products, and $8.5 million in international sales, which included a reduction in sales of our karaoke machines and Equalizer radio control vehicle in 2003, both higher priced items.
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

      The remaining component of the acquisition shut-down and product recall costs is as follows (in thousands):

	Accrued Balance			Accrued Balance
	December 31, 2002	Accrual	Actual	December 31, 2003
Lease abandonment costs	$2,310	$—	$(2,310)	$—
Product recall costs	—	2,000	(1,510)	490

Total	$2,310	$2,000	$(3,820)	$490

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
      Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 2002 and 2003, at an effective tax rate of 18.9% and 8.3%, respectively, benefiting from a flat 16.5% and 17.0%, Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong for 2002 and 2003, respectively. For 2003, the effective rate decreased as a result of a higher proportionate share of income arising in Hong Kong as opposed to losses arising in the higher statutory jurisdictions. As of December 31, 2003, we had deferred tax assets of approximately $4.5 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In making this determination, management believes it considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

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

	2002				2003				2004

	First	Second	Third	Fourth	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Net sales	59,895	78,992	102,640	68,489	67,759	73,290	90,308	84,419	73,986	109,395	206,083	184,802
As a % of full year	19.3%	25.5%	33.1%	22.1%	21.5%	23.2%	28.6%	26.7%	12.9%	19.0%	35.9%	32.2%
Gross profit	26,470	35,192	41,812	26,369	27,442	27,906	36,226	34,868	30,466	41,281	81,801	72,459
As a % of full year	20.4%	27.1%	32.2%	20.3%	21.7%	22.1%	28.7%	27.6%	13.5%	18.3%	36.2%	32.1%
As a % of net sales	44.2%	44.6%	40.7%	38.5%	40.5%	38.1%	40.1%	41.3%	41.2%	37.7%	39.7%	39.2%
Income (loss) from operations	1,420	7,863	16,835	(1,104)	5,960	2,522	10,480	(7,573)	4,885	8,321	29,915	10,604
As a % of full year	5.7%	31.4%	67.3%	-4.4%	52.3%	22.1%	92.0%	-66.5%	9.1%	15.5%	55.7%	19.7%
As a % of net sales	2.4%	10.0%	16.4%	-1.6%	8.8%	3.4%	11.6%	-9.0%	6.6%	7.6%	14.5%	5.7%
Income before income taxes and minority interest	2,985	8,800	17,884	4,490	6,299	2,679	10,495	(2,138)	4,764	7,637	30,042	16,649
As a % of net sales	5.0%	11.1%	17.4%	6.6%	9.3%	3.7%	11.6%	-2.5%	6.4%	7.0%	14.6%	9.0%
Net income	2,156	6,973	13,085	5,717	4,988	2,236	8,248	422	3,791	6,004	23,255	10,508
As a % of net sales	3.6%	8.8%	12.7%	8.3%	7.4%	3.1%	9.1%	0.5%	5.1%	5.5%	11.3%	5.7%
Diluted earnings per share	$0.11	$0.32	$0.54	$0.23	$0.20	$0.09	$0.33	$0.02	$0.15	$0.22	$0.75	$0.36
Weighted average shares and equivalents outstanding	20,236	21,953	24,059	24,800	24,917	24,683	24,629	24,642	30,676	31,123	31,919	31,855
      Due to the restatement in 2003 relating to the accounting of the Toymax, Trendmasters and P&M acquisition and to rounding, some of the figures above may differ from our previously filed Quarterly Reports on Form 10-Q.
      During the first quarter of 2002, we recorded a charge which impacted operating income by approximately $6.6 million relating to the restructuring of Toymax and Kidz Biz.
      During the second quarter of 2002, we recorded a charge which impacted operating income by approximately $1.5 million relating to the recall of one of our products.
      During the fourth quarter of 2002, we reversed $2.1 million of the restructuring charge recorded in the first quarter of 2002 and recorded an additional charge of approximately $0.7 million relating to the recall of one of our products, the net of which favorably impacted operating income by approximately $1.4 million. In addition, our effective tax rate for the year 2002 was reduced from 26% to 19%.
      During the second quarter of 2003, we recorded a charge which impacted operating income by approximately $2.7 million relating to the recall of one of our products.
      During the third quarter of 2003, we recovered $0.7 million of the recall costs, recorded in the second quarter of 2003, from one of our factories.
      During the fourth quarter of 2003, we recorded a non-cash charge of $8.4 million which impacted operating income relating to the grant of restricted stock and a charge of $2.1 million to provision for bad debt impacting operating income relating to the bankruptcy filing of several of our customers, including Kay Bee Toys.

      During the fourth quarter of 2004, we recorded non-cash charges, which impacted operating income, of $5.6 million relating to the grant of restricted stock and $8.6 million relating to the amortization of short-lived intangible assets acquired in connection with the Play Along acquisition.
Recent Accounting Standards
      In January 2003 and as revised in December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”) and FASB Interpretation No. 46R (“Interpretation 46R”). Interpretations 46 and 46R require companies with a variable interest in a variable interest entity to apply the guidance contained in such Interpretations as of the beginning of the first reporting period after December 15, 2003. If applicable, the application of the guidance could result in the consolidation of a variable interest entity. Interpretations 46 and 46R are not applicable to us, as we are not the beneficiary of any variable interest entities.
      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 were adopted effective June 9, 2003. The adoption of SFAS 150 did not have a material effect on our financial position or results of operations.
      We use the intrinsic-value method of accounting for stock options granted to employees. As required by our existing stock plans, stock options are granted at, or above, the fair market value of our stock, and, accordingly, no compensation expense is recognized for these grants in the consolidated statement of operations. We record compensation expense related to other stock-based awards, such as restricted stock grants, over the period the award vests. On December 16, 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which amends SFAS 123, “Accounting for Stock-Based Compensation” and SFAS 95 “Statement of Cash Flows”. SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS 123(R) is effective for us as of July 1, 2005. The adoption of SFAS 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. While we cannot estimate the level of share-based payments to be issued in the future, based on the stock options that are currently outstanding, we expect that the adoption of SFAS 123(R) will result in a charge to operations in the second half of 2005 of approximately $1.5 million.
      In accordance with Emerging Issues Task Force (“EITF”) Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, which we adopted in December 2004, diluted earnings per share for 2003 was restated to reflect the dilutive effect of the assumed conversion of our convertible senior notes due in 2023. The diluted earnings per share calculations for the two fiscal years ended December 31, 2004 include adjustments to add back to earnings the interest expense, net of tax, incurred on the convertible senior notes, and to include in diluted weighted average shares the shares potentially issuable as if the contingent conversion features were met. There was no effect on 2003 diluted earnings per share.
Liquidity and Capital Resources
      As of December 31, 2004, we had working capital of $225.9 million, as compared to $232.6 million as of December 31, 2003. This decrease was primarily attributable to disbursements relating to the acquisition of certain assets of Play Along offset in part by operating activities.

      Operating activities provided net cash of $131.4 million in the year ended December 31, 2004, as compared to $7.4 million in 2003. Net cash was provided primarily by net income and non-cash charges, including compensation from stock option grants and restricted stock grants, acquisition earnout expense, depreciation and amortization and loss on disposal of property and equipment, as well as increases in accounts payable, accrued expenses, reserve for sales returns and allowances, income taxes payable and deferred income taxes and a decrease in inventory, which were offset in part by an increase in accounts receivable, prepaid expenses and other and an increase in the cash received from the preferred return from our joint venture. Our accounts receivable turnover as measured by days sales outstanding in accounts receivable decreased from approximately 92 days as of December 31, 2003 to approximately 50 days as of December 31, 2004 primarily due to a shift in sales from domestic sales origin to FOB China, which carry shorter payment terms, a shift in domestic sales to customers with shorter payment terms and overall improved collection efforts and results. Other than open purchase orders, issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of December 31, 2004, we had cash and cash equivalents of $176.5 million and marketable securities of $19.0 million.
      Our investing activities used cash of $73.3 million in the year ended December 31, 2004, as compared to $47.3 million in 2003, consisting primarily of the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products, the purchase of other assets and the goodwill and other intangible assets acquired in the acquisition of Play Along, partially offset by the sale of marketable securities. In 2003, our investing activities consisted primarily of the purchase of molds and tooling used in the manufacture of our products, the purchase of other assets, the goodwill and other intangible assets acquired in the acquisition of P&M, the purchase of marketable securities, partially offset by the repayment of notes receivable from officers. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties ranging from 1% to 18% payable on net sales of such products. As of December 31, 2004, these agreements required future aggregate minimum guarantees of $27.2 million, exclusive of $9.1 million in advances already paid.
      Our financing activities provided net cash of $1.6 million in the year ended December 31, 2004, as compared to $90.0 million in 2003. In 2004, cash was primarily provided from the exercise of stock options, partially offset by the repayment of long-term debt. In 2003, cash was primarily provided from the sale of our convertible senior notes and from the exercise of stock options, partially offset by the repurchase of $6.1 million of our common stock and the repayment of debt.
      The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 31, 2004 and is based on information appearing in the notes to the consolidated financial statements (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total

Long-term debt	$—	$—	$—	$—	$—	$98,000	$98,000
Operating leases	6,543	5,714	4,723	2,819	2,804	6,603	29,206
Minimum guaranteed license/royalty payments	13,635	8,868	1,795	1,427	1,435	—	27,160
Employment contracts	5,069	4,557	4,248	2,180	2,230	2,280	20,564

Total contractual cash obligations	$25,247	$19,139	$10,766	$6,426	$6,469	$106,883	$174,930

      In December 2001, we acquired all of the outstanding capital stock of Kidz Biz Limited, a United Kingdom company, and an affiliated Hong Kong company, Kidz Biz Far East Limited, for an aggregate purchase price of approximately $12.4 million. Total consideration was paid on the closing of the transaction in cash in the amount of $6.4 million and the issuance of 308,992 shares of our common stock at a value of $6.0 million. In addition, we agreed to pay an earn-out for each of 2002, 2003, 2004 and 2005, based on the achievement of certain financial performance criteria, payable by delivery of up to 25,749 shares of our common stock per year. In 2002, 2003 and 2004, no earn-outs were earned because the criteria were not met. However, we paid the 2005 earn-out at a value of $0.5 million during 2004 upon the termination of employment of a principal of the seller, which was charged to expense in 2004.
      In October 2001, we and all of our domestic subsidiaries jointly and severally secured a syndicated line of credit totaling $50.0 million with a consortium of banks (“Line of Credit”). On August 6, 2004, we and all of our domestic subsidiaries notified the banks that we were terminating the Line Credit effective August 13, 2004. There have never been any outstanding borrowings under the Line of Credit since its inception.
      In February 2003, our Board of Directors approved a buyback of up to $20.0 million of our common stock. During 2003, we repurchased and retired 554,500 shares of our common stock for a total of approximately $6.1 million. No shares were repurchased in 2004.
      In May 2003, we purchased certain product lines, related assets and assumed certain liabilities of P&M. The total purchase price of approximately $22.0 million consisted of cash paid in the amount of $20.7 million and liabilities assumed of $1.3 million and resulted in goodwill of $13.5 million. Results of operations have included P&M from the date of acquisition.
      On June 10, 2004, we purchased substantially all of the assets and assumed certain liabilities of Play Along, Inc., Play Along (Hong Kong) Limited and PA Distribution, Inc. (collectively “Play Along”). The total purchase price of $85.7 million consisted of cash paid in the amount of $70.8 million and the issuance of 749,005 shares of our common stock valued at $14.9 million. In addition, we agreed to pay an earn-out of up to $10.0 million per year for the four calendar years following the acquisition up to an aggregate amount of $30.0 million based on the achievement of certain financial performance criteria which will be recorded as goodwill when and if earned. For the year ended December 31, 2004, $10.0 million of the earn-out was earned and recorded as goodwill as of December 31, 2004. Accordingly, the annual maximum earn-out for the remaining three years through December 31, 2007 is approximately $6.7 million, or an aggregate of $20.0 million. Results of operations have included Play Along from the date of acquisition.
      On October 19, 2004, we were named as defendants in a lawsuit commenced by WWE in the U.S. District Court for the Southern District of New York concerning our toy licenses with WWE and the video game license between WWE and the joint venture company operated by THQ and us, encaptioned World Wrestling Entertainment, Inc. v. JAKKS Pacific, Inc., et al., 1:04-CV-08223-KMK (the “WWE Action”). The complaint also named as defendants THQ, the joint venture, certain of our foreign subsidiaries, Jack Friedman (our Chairman and Chief Executive Officer), Stephen Berman (our Chief Operating Officer, President and Secretary and a member of our Board of Directors), Joel Bennett (our Chief Financial Officer), Stanley Shenker and Associates, Inc., Bell Licensing, LLC, Stanley Shenker and James Bell.
      WWE sought treble, punitive and other damages (including disgorgement of profits) in an undisclosed amount and a declaration that the video game license with the joint venture, which is scheduled to expire in 2009 (subject to joint venture’s right to extend that license for an additional five years), and an amendment to our toy licenses with WWE, which are scheduled to expire in 2009, are void and unenforceable. This action alleged violations by the defendants of the Racketeer Influenced and Corrupt Organization Act (“RICO”) and the anti-bribery provisions of the Robinson-Patman Act, and various claims under state law.
      On February 16, 2005, we filed a motion to dismiss the WWE Action. On March 30, 2005, the day before WWE’s opposition to our motion was due, WWE amended its complaint to, among other things, add the Chief Executive Officer of THQ as a defendant and to add a claim under the

Sherman Act. On March 31, 2005, the WWE sent a letter to the Court proposing, inter alia, a briefing schedule for defendants’ motions to dismiss the amended complaint.
      In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York: (1) Garcia v. Jakks Pacific, Inc. et al, Civil Action No. 04-8807 (filed on November 5, 2004, (2) Jonco Investors, LLC v. Jakks Pacific, Inc. et al, Civil Action No. 04-9021 (filed on November 16, 2004), (3) Kahn v. Jakks Pacific, Inc. et al, Civil Action No. 04-8910 (filed on November 10, 2004), (4) Quantum Equities L.L.C. v. Jakks Pacific, Inc. et al, Civil Action No. 04-8877 (filed on November 9, 2004), and (5) Irvine v. Jakks Pacific, Inc. et al, Civil Action No. 04-9078 (filed on November 16, 2004) (the “Class Actions”). The complaints in the Class Actions allege that defendants issued positive statements concerning increasing sales of our WWE licensed products which were false and misleading because the WWE licenses had allegedly been obtained through a pattern of commercial bribery, our relationship with the WWE was being negatively impacted by the WWE’s contentions and there was an increase risk that the WWE would either seek modification or nullification of the licensing agreements with us. Plaintiffs also allege that we misleadingly failed to disclose the alleged fact that the WWE licenses were obtained through an unlawful bribery scheme. The plaintiffs in the Class Actions are described as purchasers of our common stock, who purchased from as early as October 26, 1999 to as late as October 19, 2004. The Class Actions seek compensatory and other damages in an undisclosed amount, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by each of the defendants (namely the Company and Messrs. Friedman, Berman and Bennett), and violations of Section 20(a) of the Exchange Act by Messrs. Friedman, Berman and Bennett. On January 25, 2005, the Court consolidated the Class Actions under the caption In re JAKKS Pacific, Inc. Shareholders Class Action Litigation, Civil Action No. 04-8807.
      We believe that the claims in the WWE Action and the Class Actions are without merit and we intend to defend vigorously against them. However, because these Actions are in their preliminary stages, we cannot assure you as to the outcome of the Actions, nor can we estimate the range of our potential losses.
      On February 16, 2005, we filed a motion to dismiss WWE’s Complaint in the WWE Action. The motion is currently scheduled to be fully briefed on April 14, 2005, with oral argument to be scheduled thereafter.
      On December 2, 2004, a shareholder derivative action was filed in the Southern District of New York by Freeport Partner, LLC against us, nominally, and against Messrs. Friedman, Berman and Bennett, Freeport Partners v. Friedman, et al., Civil Action No. 04-9441 (the “Derivative Action”). The Derivative Action seeks to hold the individual defendants liable for damages allegedly caused to us by their actions and in particular to hold them liable on a contribution theory with respect to any liability we incur in connection with the Class Actions. On or about February 10, 2005, a second shareholder derivative action was filed in the Southern District of New York by David Oppenheim against us, nominally, and against Messrs. Friedman, Berman, Bennett, Blatte, Glick, Miller and Skala, Civil Action 05-2046 (the “Second Derivative Action”). The Second Derivative Action seeks to hold the individual defendants liable for damages allegedly caused to us by their actions as a result of alleged breaches of their fiduciary duties. On or about March 16, 2005, a third shareholder derivative action was filed. It is captioned Warr v. Friedman, Berman, Bennett, Blatte, Glick, Miller, Skala, and Jakks (as a nominal defendant), and it was filed in the Superior Court of California, Los Angeles County (the “Third Derivative Action”). The Third Derivative Action seeks to hold the individual defendants liable for (1) damages allegedly caused to us by their alleged breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment; and (2) restitution to us of profits, benefits and other compensation obtained by them.
      On March 1, 2005, we delivered a Notice of Breach of Settlement Agreement and Demand for Indemnification to WWE (the “Notification”). The Notification asserted that WWE’s filing of the WWE Action violated A Covenant Not to Sue contained in a January 15, 2004 Settlement Agreement and General Release (“General Release”) entered into between WWE and us and, therefore, that we were demanding indemnification, pursuant to the Indemnification provision contained in the General Release, for all losses that the WWE’s actions have caused or will cause to us and our officers, including but not limited to any losses sustained by us in connection with the Class Actions. On March 4, 2005, in a letter from its outside counsel, WWE asserted that the General Release does not cover the claims in the WWE Action.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
      Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of December 31, 2004, we have not used derivative instruments or engaged in hedging activities to minimize our market risk.
Interest Rate Risk
      In June 2003, we issued convertible senior notes payable of $98.0 million with a fixed interest rate of 4.625% per annum. These notes payable were outstanding as of December 31, 2004. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.
Foreign Currency Risk
      We have wholly-owned subsidiaries in Hong Kong and in the United Kingdom. Sales by these operations made on a FOB China or Hong Kong basis are denominated in U.S. dollars. However, purchases of inventory and Hong Kong operating expenses are typically denominated in Hong Kong dollars and domestic sales and operating expenses made in the United Kingdom are typically denominated in British Pounds, thereby creating exposure to changes in exchange rates. Changes in the British Pound or Hong Kong dollar/ U.S. dollar exchange rates may positively or negatively affect our gross margins, operating income and retained earnings. The British Pound gave rise to the other comprehensive loss in the balance sheet at December 31, 2004. The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to US$1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. We do not believe that near-term changes in these exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Hong Kong dollar or British Pound.

Item 8. Consolidated Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
JAKKS Pacific, Inc. and Subsidiaries
      We have audited the accompanying consolidated balance sheets of JAKKS Pacific, Inc. and Subsidiaries (Company) as of December 31, 2003 and 2004, and the related consolidated statements of operations, other comprehensive income, stockholders’ equity and cash flows and the financial statement schedule for each of the years in the three-year period ended December 31, 2004. We also have audited management’s assessment, included in the accompanying Management’s annual report on internal control over financial reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of JAKKS Pacific, Inc. and Subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that JAKKS Pacific, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, JAKKS Pacific, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      In conducting their evaluation of the effectiveness of internal control over financial reporting, management of the Company did not include the internal controls of Play Along, Inc., PA Distribution, Inc. and Play Along (Hong Kong) Limited (collectively “Play Along”) which the Company acquired on June 11, 2004. The acquired entities constituted approximately 26% of total consolidated assets of the Company as of December 31, 2004 and approximately 29% of consolidated net sales and approximately 75% of consolidated net income for the year ended December 31, 2004. Refer to Note 4 to the consolidated financial statements for a further discussion of the acquisitions and their impact on the Company’s consolidated financial statements. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Play Along.

/s/ PKF

PKF
Certified Public Accountants
A Professional Corporation
Los Angeles, California
February 21, 2005, except Notes 2, 4 and 18 for which the date is March 29, 2005

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2004

	(In thousands, except
	share data)
Assets
Current assets
Cash and cash equivalents	$118,182	$176,544
Marketable securities	19,345	19,047
Accounts receivable, net of allowance for uncollectible accounts of $7,877 and $7,058, respectively	86,120	102,266
Inventory, net of reserves of $5,025 and $8,042, respectively	44,400	50,000
Prepaid and other	16,763	24,682

Total current assets	284,810	372,539
Property and equipment
Office furniture and equipment	6,563	6,823
Molds and tooling	34,481	28,818
Leasehold improvements	2,429	2,572

Total	43,473	38,213
Less accumulated depreciation and amortization	31,751	27,273

Property and equipment, net	11,722	10,940
Intangibles and other, net	18,172	27,368
Investment in joint venture	9,097	9,816
Goodwill, net	190,728	258,331
Trademarks, net	15,468	17,768

Total assets	$529,997	$696,762

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$31,610	$53,643
Accrued expenses	10,805	55,333
Reserve for sales returns and allowances	7,753	23,173
Current portion of long-term debt	19	—
Income taxes payable	2,021	10,847

Total current liabilities	52,208	142,996
Long-term debt, net of current portion	98,042	98,000
Deferred income taxes	1,847	4,281

Total liabilities	152,097	245,277

Commitments and contingencies
Stockholders’ equity
Preferred shares, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 24,926,826 and 26,234,016 shares issued and outstanding, respectively	25	26
Additional paid-in capital	246,008	276,642
Retained earnings	133,005	176,564
Deferred compensation from restricted stock grants	(789)	—
Accumulated other comprehensive loss	(349)	(1,747)

Total stockholders’ equity	377,900	451,485

Total liabilities and stockholders’ equity	$529,997	$696,762

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2003	2004
	(In thousands, except per share amounts)
Net sales	$310,016	$315,776	$574,266
Cost of sales	180,173	189,334	348,259

Gross profit	129,843	126,442	226,007
Selling, general and administrative expenses	98,111	113,053	172,282
Acquisition shut-down and product recall costs	6,718	2,000	—

Income from operations	25,014	11,389	53,725
Profit from Joint Venture	(8,004)	(7,351)	(7,865)
Interest, net	(1,141)	1,405	2,498

Income before provision for income taxes and minority interest	34,159	17,335	59,092
Provision for income taxes	6,466	1,440	15,533

Income before minority interest	27,693	15,895	43,559
Minority interest	(237)	—	—

Net income	$27,930	$15,895	$43,559

Basic earnings per share	$1.27	$0.66	$1.69

Diluted earnings per share	$1.23	$0.64	$1.49

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

	Years Ended December 31,

	2002	2003	2004

	(In thousands)
Other comprehensive income:
Net income	$27,930	$15,895	$43,559
Foreign currency translation adjustment	—	(349)	(1,398)

Other comprehensive income	$27,930	$15,546	$42,161

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
DECEMBER 31, 2002, 2003 AND 2004
(In thousands)

						Deferred
	Common Stock					Compensation	Accumulated
			Additional			From	Other	Total
	Number		Paid-in	Treasury	Retained	Restricted	Comprehensive	Stockholders’
	of Shares	Amount	Capital	Stock	Earnings	Stock Grants	Loss	Equity

Balance, December 31, 2001	18,827	$20	$168,115	$(12,911)	$89,180	$—	$—	$244,404
Exercise of options and warrants	955	1	5,883	—	—	—	—	5,884
Compensation for fully vested stock options	—	—	(1,308)	—	—	—	—	(1,308)
Retirement of treasury stock	—	(1)	(12,910)	12,911	—	—	—	—
Fair value of outstanding stock options in acquisition	—	—	3,151	—	—	—	—	3,151
Issuance of common stock for cash	3,525	3	59,091	—	—	—	—	59,094
Issuance of common stock for Toymax	1,166	1	18,080	—	—	—	—	18,081
Net income	—	—	—	—	27,930	—	—	27,930

Balance, December 31, 2002	24,473	24	240,102	—	117,110	—	—	357,236
Exercise of options	312	—	1,777	—	—	—	—	1,777
Restricted stock grants	696	1	9,152	—	—	(789)	—	8,364
Issuance of warrants	—	—	1,057	—	—		—	1,057
Compensation for fully vested stock options	—	—	6	—	—	—	—	6
Repurchase and retirement of common stock	(554)	—	(6,086)	—	—	—	—	(6,086)
Net income	—	—	—	—	15,895	—	—	15,895
Foreign currency translation adjustment	—	—	—	—	—	—	(349)	(349)

Balance, December 31, 2003	24,927	25	246,008	—	133,005	(789)	(349)	377,900
Exercise of options	192	—	1,699	—	—	—	—	1,699
Stock option income tax benefit	—	—	739	—	—	—	—	739
Restricted stock grants	340	—	7,487	—	—	789	—	8,276
Compensation for fully vested stock options	—	—	5,365	—	—	—	—	5,365
Issuance of common stock for Play Along	749	1	14,850	—	—	—	—	14,851
Issuance of common stock for Kidz Biz earn-out	26	—	494	—	—	—	—	494
Net income	—	—	—	—	43,559	—	—	43,559
Foreign currency translation adjustment	—	—	—	—	—	—	(1,398)	(1,398)

Balance, December 31, 2004	26,234	$26	$276,642	$—	$176,564	$—	$(1,747)	$451,485

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2003	2004
	(In thousands)
Cash flows from operating activities
Net income	$27,930	$15,895	$43,559

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	15,456	16,029	21,518
Compensation for fully vested stock options	(1,308)	6	5,365
Acquisition Earn-out	—	—	494
Investment in joint venture	(225)	79	(719)
Loss on disposal of property and equipment	—	—	1,096
Forgiveness of officer note receivable	285	—	—
Restricted stock compensation	—	8,364	8,276
Minority interest	(237)	—	—
Changes in operating assets and liabilities
Net sale (purchase) of marketable securities	37,119	—	—
Accounts receivable	(3,307)	(28,224)	(4,333)
Inventory	(10,996)	(2,654)	784
Prepaid expenses and other	507	(5,643)	(3,613)
Accounts payable	(3,698)	16,264	19,192
Accrued expenses	(9,534)	(3,259)	19,742
Income taxes payable	7,056	(1,397)	5,945
Reserve for sales returns and allowances	8,626	(5,827)	13,289
Deferred income taxes	3,879	(2,240)	795

Total adjustments	43,623	(8,502)	87,831

Net cash provided by operating activities	71,553	7,393	131,390

Cash flows from investing activities
Purchases of property and equipment	(6,594)	(4,472)	(5,917)
Purchases of other assets	(21,159)	(4,936)	(26,863)
Cash paid for net assets	(66,232)	(19,676)	(41,438)
Net (purchases) sales of marketable securities	—	(19,345)	967
Notes receivable — officers	861	1,113	—

Net cash used by investing activities	(93,124)	(47,316)	(73,251)

Cash flows from financing activities
Proceeds from sale of common stock	59,094	—	—
Repurchase of common stock	—	(6,086)	—
Proceeds from stock options and warrants exercised	5,884	1,777	1,682
Net proceeds from sale of convertible notes	—	94,366	—
Repayments of debt	(30)	(16)	(61)

Net cash provided by financing activities	64,948	90,041	1,621

Foreign currency translation adjustment	—	(349)	(1,398)
Net increase in cash and cash equivalents	43,377	49,769	58,362
Cash and cash equivalents, beginning of year	25,036	68,413	118,182

Cash and cash equivalents, end of year	$68,413	$118,182	$176,544

Cash paid during the period for:
Interest	$80	$2,375	$4,534

Income taxes	$3,235	$9,694	$2,688

      See Note 16 for additional supplemental information to consolidated statements of cash flows.
See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
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
Revenue recognition
      Revenue is recognized upon the shipment of goods to customers or their agents, depending on terms, provided that there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable, and collectibility is reasonably assured and not contingent upon resale.
      Generally, we do not allow for product returns. We provide a negotiated allowance for breakage or defects to our customers, which is recorded when the related revenue is recognized. However, we do make occasional exceptions to this policy and consequently accrue a return allowance in gross sales based on historic return amounts and management estimates.
      We also will occasionally grant credits to facilitate markdowns and sales of slow moving merchandise. These credits are recorded as a reduction of gross sales at the time of occurrence. Our reserve for sales returns and allowances increased by $15.4 million from $7.8 million as of December 31, 2003 to $23.2 million as of December 31, 2004. This increase is due primarily to the significant increase in sales in 2004, the timing of customer deductions and an increase in sales of electronic products which have higher defective rates.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
Inventory
      Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs and in-bound freight and duty, is valued at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	December 31,

	2003	2004
Raw materials	$1,033	$1,557
Finished goods	43,367	48,443

	$44,400	$50,000

Marketable securities
      Marketable securities categorized as trading securities were liquidated at December 31, 2002 and related unrealized holding gains or losses are included in earnings. New investments made beginning in 2003 are categorized as available for sale and related unrealized holding gains or losses are included as a component of stockholders’ equity. At December 31, 2003 and 2004, cost approximated fair market value.
Fair value of financial instruments
      The Company’s cash and cash equivalents, marketable securities and accounts receivable represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of fair value. The fair value of the $98.0 million of convertible senior notes payable at December 31, 2004 was approximately $131.9 million based on the quoted market price.
Property and equipment
      Property and equipment are stated at cost and are being depreciated using the straight-line method over their estimated useful lives as follows:

Office equipment	5 years
Automobiles	5 years
Furniture and fixtures	5 - 7 years
Molds and tooling	2 - 4 years
Leasehold improvements	Shorter of length of lease or 10 years
Shipping and handling costs
      The consolidated financial statements reflect, for all periods presented, the adoption of the classification or disclosure requirements pursuant to Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs,” which was effective in the fourth quarter of fiscal 2000. Consistent with EITF 00-10, the Company has historically classified income from freight charges to customers in “Net sales.” The Company classifies shipping and handling costs in “Selling, general and administrative expenses.” Such costs amounted to approximately $8.1 million in 2002, $5.2 million in 2003 and $3.6 million in 2004.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
Advertising
      Production costs of commercials and programming are charged to operations in the year during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the year incurred. Advertising expense for the years ended December 31, 2002, 2003 and 2004, was approximately $12.7 million, $12.4 million and $26.4 million, respectively.
      The Company also participates in cooperative advertising arrangements with some customers, whereby it allows a discount from invoiced product amounts in exchange for customer purchased advertising that features the Company’s products. Typically, theses discounts range from 1% to 5% of gross sales, and are generally based on product purchases or on specific advertising campaigns. Such amounts are accrued when the related revenue is recognized or when the advertising campaign is initiated. These cooperative advertising arrangements are accounted for as direct selling expenses.
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
Accounting for the impairment of long-lived assets
      Long-lived assets, which include property and equipment, goodwill and intangible assets other than goodwill, are evaluated at least annually for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
Goodwill and other intangible assets
      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards “SFAS” No. 141, “Business Combinations” (“SFAS 141”) and SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 is effective for business combinations initiated after June 30, 2001, and requires that all business combinations completed after its adoption be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 was effective for the Company on January 1, 2002 and primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill and certain other intangible assets are no longer amortized and are tested for impairment at least annually at the reporting unit level. Losses in value are recorded when and as material impairment has occurred in the underlying assets or when the benefits of the identified intangible assets are realized. As of December 31, 2004, there was no impairment to the underlying value of goodwill or intangible assets other than goodwill.
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
      Intangible assets other than goodwill consist of product technology rights, trademarks, acquired backlog, customer relationships, product lines and license agreements. Intangible assets other than trademarks are amortized over the estimated economic lives of the related assets. Accumulated amortization as of December 31, 2003 and 2004 was $16.5 million and $30.2 million, respectively.
Stock Option Plans
      In December 2002, the FASB issued SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 Statement amends SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information.
      At December 31, 2004, the Company had stock-based employee compensation plans, which are described more fully in Note 14. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, certain options had been repriced resulting in compensation adjustments, which have been reflected in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
      In 2002, 2003 and 2004 the fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: risk-free rate of interest of 4%, 4% and 2.25%, respectively; dividend yield of 0%; with volatility of 87%, 82% and 136.9% respectively; and expected lives of five years.

	Year Ended December 31,

	2002	2003	2004

	(In thousands,
	except per share data)
Net income, as reported	$27,930	$15,895	$43,559
Add (Deduct): Stock-based employee compensation expense (income) included in reported net income net of related tax effects	(1,061)	5	3,970
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards net of related tax effects	(2,034)	(2,796)	(2,999)

Pro forma net income	$24,835	$13,104	$44,530

Earnings per share:
Basic — as reported	$1.27	$0.66	$1.69

Basic — pro forma	$1.13	$0.54	$1.73

Diluted — as reported	$1.23	$0.66	$1.49

Diluted — pro forma	$1.09	$0.55	$1.52

Earnings per share
      The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings per share (“EPS”) for the periods presented (in thousands, except per share data):

	2002

		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$27,930	21,963	$1.27

Effect of dilutive securities
Options and warrants	—	784

Diluted EPS
Income available to common stockholders plus assumed exercises	$27,930	22,747	$1.23

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

	2003

		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$15,895	24,262	$0.66

Effect of dilutive securities
Convertible senior notes payable	2,114	2,760
Options and warrants	—	415

Diluted EPS
Income available to common stockholders plus assumed exercises	$18,009	27,437	$0.66

	2004

		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$43,559	25,797	$1.69

Effect of dilutive securities
Convertible senior notes payable	3,354	4,900
Options and warrants	—	709

Diluted EPS
Income available to common stockholders plus assumed exercises	$46,913	31,406	$1.49

      Included in diluted EPS in 2003 and 2004 is the assumed conversion of $98.0 million of convertible senior notes payable (note 8). In accordance with EITF Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, which the Company adopted in December 2004, diluted earnings per share for 2003 was restated to reflect the dilutive effect of the assumed conversion of the Company’s convertible senior notes due 2023. The diluted earnings per share calculations for the two fiscal years ended December 31, 2004 include adjustments to add back to earnings the interest expense, net of tax, incurred on the convertible senior notes and to include in diluted weighted average shares the shares potentially issuable as if the contingent conversion features were met. There was no effect on 2003 diluted earnings per share.
     Recent Accounting Standards
      In January 2003 and as revised in December 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”) and FASB Interpretation No. 46R (“Interpretation 46R”). Interpretations 46 and 46R require companies with a variable interest in a variable interest entity to apply the guidance contained in such Interpretations as of the beginning of the first reporting period after December 15, 2003. If applicable, the application of the guidance could result in the consolidation of a variable interest entity. Interpretations 46 and 46R are not applicable to the Company, as it is not the beneficiary of any variable interest entities.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
      In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 were adopted effective June 9, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s financial position or results of operations.
      The Company uses the intrinsic-value method of accounting for stock options granted to employees. As required by the Company’s existing stock plans, stock options are granted at, or above, the fair market value of the Company’s stock, and, accordingly, no compensation expense is recognized for these grants in the consolidated statement of operations. The Company records compensation expense related to other stock-based awards, such as restricted stock grants, over the period the award vests. On December 16, 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which amends SFAS 123, “Accounting for Stock-Based Compensation” and SFAS 95 “Statement of Cash Flows”. SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS 123(R) is effective for the Company as of July 1, 2005. The adoption of SFAS 123(R)’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on its overall financial position. While the Company cannot estimate the level of share-based payments to be issued in the future, based on the stock options that are currently outstanding, the Company expects that the adoption of SFAS 123(R) will result in a charge to operations in the second half of 2005 of approximately $1.5 million.
      In accordance with EITF Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, which the Company adopted in December 2004, diluted earnings per share for 2003 was restated to reflect the dilutive effect of the assumed conversion of the Company’s convertible senior notes due in 2023. The diluted earnings per share calculations for the two fiscal years ended December 31, 2004 include adjustments to add back to earnings the interest expense, net of tax, incurred on the convertible senior notes and to include in diluted weighted average shares the shares potentially issuable as if the contingent conversion features were met. There was no effect on 2003 diluted earnings per share.
     Reclassifications
      Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.
Note 3—Business Segments, Geographic Data, Sales by Product Group, and Major Customers
      The Company is a worldwide producer and marketer of children’s toys and related products, principally engaged in the design, development, production and marketing of traditional toys, including boys action figures, vehicles and playsets, craft and activity products, writing instruments, compounds, girls toys, and infant and preschool toys. The Company’s reportable segments are North America Toys, International and Other.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
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
      Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three years ended December 31, 2004 are as follows (in thousands):

	Year Ended December 31,

	2002	2003	2004

Net Sales
North America Toys	$263,314	$272,317	$521,292
International	46,251	43,424	52,805
Other	451	35	169

	$310,016	$315,776	$574,266

	Year Ended December 31,

	2002	2003	2004

Operating Income
North America Toys	$21,246	$9,821	$48,770
International	3,732	1,566	4,940
Other	36	2	15

	$25,014	$11,389	$53,725

	December 31,

	2003	2004

Assets
North America Toys	$457,056	$632,489
International	72,884	64,069
Other	57	204

	$529,997	$696,762

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
      The following tables present information about the Company by geographic area as of and for the three years ended December 31, 2004 (in thousands):

	December 31,

	2003	2004

Long-lived Assets
United States	$197,751	$278,734
Hong Kong	32,382	30,484
Europe	4,011	2,783

	$234,144	$312,001

	Year Ended December 31,

	2002	2003	2004

Net Sales by Geographic Area
United States	$256,799	$271,051	$505,803
Europe	39,414	35,547	37,700
Canada	6,966	5,125	15,658
Hong Kong	324	1,275	4,410
Other	6,513	2,778	10,695

	$310,016	$315,776	$574,266

	Year Ended December 31,

	2002	2003	2004

Net Sales by Product Group
Traditional Toys	$103,429	$106,963	$406,023
Craft/Activities/Writing Products	153,370	164,087	99,779
Seasonal Products	53,217	44,726	68,464

	$310,016	$315,776	$574,266

Major Customers
      Net sales to major customers, which are part of our North American Toys segment, were approximately as follows (in thousands, except for percentages):

	2002		2003		2004

		Percentage		Percentage		Percentage
	Amount	of Net Sales	Amount	of Net Sales	Amount	of Net Sales
Wal-Mart	$46,396	15.0%	$91,378	28.9%	$193,776	33.7%
Target	34,018	11.0	30,371	9.6	74,429	13.0
Toys ‘R’ Us	41,506	13.4	30,009	9.5	68,279	11.9
Kmart	34,773	11.2	17,996	5.7	27,274	4.8
Kay Bee Toys	16,077	5.1	12,670	4.0	12,756	2.2

	$172,770	55.7%	$182,424	57.7%	$376,514	65.6%

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
      Wal-Mart has increased its percentage of the toy industry’s sales at retail and the increase in our sales to Wal-Mart is consistent with this change. No other customer accounted for more than 2% of our total net sales.
Note 4 — Acquisitions and Joint Venture
      The Company owns a fifty percent interest in a joint venture with a company that develops, publishes and distributes interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture has entered into a license agreement with an initial license period expiring December 31, 2009 under which it acquired the exclusive worldwide right to publish video games on all hardware platforms. The Company’s investment is accounted for using the cost method due to the financial and operating structure of the venture and our lack of control over the joint venture. The Company’s basis consists primarily of organizational costs, license costs and recoupable advances and is being amortized over the term of the initial license period. The joint venture agreement provides for the Company to receive guaranteed preferred returns through June 30, 2006 at varying rates of the joint venture’s net sales depending on the cumulative unit sales and platform of each particular game. For periods after June 30, 2006, the amount of the preferred return will be subject to renegotiation between the parties. The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned. The Company’s joint venture partner retains the financial risk of the joint venture and is responsible for the day-to-day operations, including development, sales and distribution, for which they are entitled to any remaining profits. During 2002, 2003 and 2004, the Company earned $8.0 million, $7.4 million and $7.9 million, respectively, in profit from the joint venture.
      In December 2001, the Company acquired all the outstanding stock of Kidz Biz Ltd., a United Kingdom company, and Kidz Biz Far East Limited, an affiliated Hong Kong corporation, (collectively “Kidz Biz”), for an aggregate purchase price of approximately $12.4 million, which was paid by the issuance of 308,992 shares of the Company’s common stock at a value of $6.0 million and cash of $6.4 million. In addition, we agreed to pay an earn-out for each of 2002, 2003, 2004 and 2005, based on the year over year increase in Kidz Biz sales, payable by delivery of up to 25,749 shares of our common stock per year. In 2002, 2003 and 2004, no earn-outs were earned. However, the 2005 earn-out at a value of $0.5 million was paid during 2004 upon the termination of employment of a principal of the seller, which was charged to expense in 2004. Both the United Kingdom and Hong Kong based companies are distributors of toys and related products in the United Kingdom, Ireland and the Channel Islands.
      The Company acquired the following entities to further enhance its existing product lines and to continue diversification into other toy categories and seasonal businesses.
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
DECEMBER 31, 2004
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
      In May 2003, the Company purchased the product lines and related assets and assumed certain liabilities from P&M Products USA, Inc. and an affiliated United Kingdom company, P&M Products Limited, (collectively “P&M”). The total purchase price of approximately $22.0 million consisted of cash paid in the amount of $20.7 million and liabilities assumed of $0.6 million and resulted in goodwill of $13.5 million. Additionally, the patent for Blopen, one of P&M’s significant product lines, was purchased for $1.8 million in cash in a separate transaction with the patent owner that previously licensed Blopen to P&M. This acquisition expanded the product offerings in the Company’s activities category. This transaction has been accounted for by the Company under the purchase method of accounting, and the Company’s results of operations have included P&M from the date of acquisition.
      In determining the purchase price allocation of the P&M acquisition, the Company considered the acquired intangible assets that arose from contractual or other legal rights, including trademarks, copyrights, patents and license agreements, as well as potential noncontractual intangible assets, including customer lists and customer-related relationships. The Company consummated this acquisition because of the additional value of the expected synergies that would result from combining the operations of P&M into the operations of the Company.
      On June 10, 2004, the Company purchased substantially all of the assets and assumed certain liabilities of Play Along. The total purchase price of $85.7 million consisted of cash paid in the amount of $70.8 million and the issuance of 749,005 shares of the Company common stock valued at $14.9 million and resulted in goodwill of $67.8 million. In addition, the Company agreed to pay an earn-out of up to $10.0 million per year for the three calendar years following the acquisition up to an aggregate amount of $30.0 million based on the achievement of certain financial performance criteria which will be recorded as goodwill when and if earned. For the year ended December 31, 2004, $10.0 million of the earn-out was earned and recorded as goodwill as of December 31, 2004. Accordingly, the annual maximum earn-out for the remaining three years through December 31, 2007 is approximately $6.7 million, or an aggregate of $20.0 million. Play Along designs and produces traditional toys, which it distributes domestically and internationally. This acquisition expands our product offerings in the pre-school area and brings new product development and marketing talent to the Company. This transaction has been accounted for by the Company under the purchase method of accounting, and the Company’s results of operations have included Play Along from the date of acquisition.
      In determining the purchase price allocation of the Play Along acquisition, the Company considered the acquired intangible assets that arise from contractual or other legal rights, including trademarks, copyrights, patents and license agreements, potential noncontractual intangible assets, including customer lists and customer-related relationships, as well as the value of synergies that will result from combining the operations of Play Along into the operations of the Company.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
      The total purchase price of these acquisitions was allocated to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table (in thousands):

	P&M	Play Along	Total

Estimated fair value:
Current assets	$5,616	$24,063	$29,679
Property and equipment, net	17	546	563
Other assets	11	3,184	3,195
Liabilities assumed	(1,378)	(31,995)	(33,373)
Intangible assets other than goodwill	2,900	22,100	25,000
Goodwill	13,541	67,788	81,329

	$20,707	$85,686	$106,393

      Approximately $10.8 million of the Toymax goodwill, $23.2 million of Trendmasters goodwill, $14.1 million of the P&M goodwill and $67.8 million of the Play Along goodwill is expected to be deductible for tax purposes.
      The following unaudited pro forma information represents the Company’s consolidated results of operations as if the acquisitions of P&M and Play Along had occurred on January 1, 2003 and after giving effect to certain adjustments including the elimination of certain general and administrative expenses and other income and expense items not attributable to ongoing operations, interest expense, and related tax effects. Such pro forma information does not purport to be indicative of operating results that would have been reported had the acquisitions of P&M and Play Along actually occurred on January 1, 2003 or on future operating results.

	Year Ended
	December 31,

	2003	2004
	(In thousands, except per
	share data)
Net Sales	$326,105	$618,952
Net income	$13,693	$44,391
Basic earnings per share	$0.56	$1.69
Weighted average shares outstanding	24,262	26,239
Diluted earnings per share	$0.55	$1.65
Weighted average shares and equivalents outstanding	24,677	26,947
Note 5—Concentration of Credit Risk
      Financial instruments that subject the Company to concentration of credit risk are cash and cash equivalents and accounts receivable. Cash equivalents consist principally of short-term money market funds. These instruments are short-term in nature and bear minimal risk. To date, the Company has not experienced losses on these instruments.
      The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support domestic customer accounts receivables. Most goods shipped FOB Hong Kong or China are secured with irrevocable letters of credit.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
      At December 31, 2004 and 2003, the Company’s five largest customers accounted for approximately 65.1% and 74.6%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.
Note 6—Accrued Expenses
      Accrued expenses consist of the following (in thousands):

	2003	2004
Royalties and sales commissions	$5,043	$20,527
Bonuses	1,357	9,720
Acquisition earnout	—	10,000
Other	4,405	15,086

	$10,805	$55,333

Note 7—Related Party Transactions
      A director of the Company is a partner in the law firm that acts as counsel to the Company. The Company incurred legal fees and expenses to the law firm in the amount of approximately $2.7 million in 2002, $4.6 million in 2003 and $3.3 million in 2004.
Note 8—Long-term Debt
      Long-term debt consists of the following (in thousands):

	2003	2004
Convertible senior notes(1)	$98,000	$98,000
Loan payable, due in sixty monthly payments with the final payment due December 4, 2006, with interest at 6.7% per annum	61	—

	98,061	98,000
Less current portion of long-term debt	(19)	—

Long-term debt, net of current portion	$98,042	$98,000

(1)	Pursuant to the terms of a Purchase Agreement, dated June 9, 2003, the Company sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023. The holders of the notes may convert the notes into shares of the Company’s common stock at any time at an initial conversion price of $20.00 per share, subject to certain circumstances described in the notes. The Company will pay cash interest on the notes at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year, commencing on December 15, 2003. After June 15, 2010, the Company will not pay cash interest on the notes. At maturity, on June 15, 2023, the Company will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

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
      The following is a schedule of payments for the long-term debt (in thousands):

2005	$—
2006	—
2007	—
2008	—
2009	—
Thereafter	98,000

$98,000

Note 9—Income Taxes
      The Company does not file a consolidated return with its foreign subsidiaries. The Company files Federal and state returns and its foreign subsidiaries file Hong Kong and United Kingdom returns. Income taxes reflected in the accompanying consolidated statements of operations are comprised of the following (in thousands):

	2002	2003	2004
Federal	$2,241	$608	$696
State and local	270	55	1,088
Foreign	6,105	3,017	12,954

	8,616	3,680	14,738
Deferred	(2,150)	(2,240)	795

	$6,466	$1,440	$15,533

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
      The components of deferred tax assets/(liabilities) are as follows (in thousands):

	2003	2004
Net deferred tax assets/(liabilities):
Current:
Reserve for sales allowances and possible losses	$1,114	$1,940
Accrued expenses	182	1,044
Restricted stock grant	3,094	136
Foreign tax credit, net of valuation	—	2,166
Other	132	875

	4,522	6,161

Long Term:
Undistributed earnings	(7,191)	(7,191)
Property and equipment	(1,088)	(983)
Original issue discount interest	(925)	(2,761)
Deductible goodwill	(2,783)	(2,004)
Other	2,152	242
Federal net operating loss carryforwards	7,321	8,416
State net operating loss carryforwards	667	—

	(1,847)	(4,281)

Total net deferred tax assets/(liabilities)	$2,675	$1,880

      The current portion of deferred tax assets is included in prepaid expenses and other.
      Income tax expense varies from the U.S. Federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates:

	2002	2003	2004
Federal income tax expense	35%	35%	35%
State income tax expense, net of federal tax effect	0.5	0.2	1.3
Effect of differences in U.S. and Foreign statutory rates	(18.9)	(30.6)	(12.1)
Other	2.3	3.7	1.8

	18.9%	8.3%	26%

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
      As of December 31, 2004, the Company has federal and state net operating loss carryforwards of $19.3 million and $20.4 million, respectively, expiring through 2023. These carryforwards resulted from the acquisitions of Pentech and Toymax. The utilization of these losses to offset future income is limited under IRC§382. The Company’s management concluded that a deferred tax asset valuation allowance was not necessary.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
      The components of income before provision for income taxes and minority interest are as follows (in thousands):

	2002	2003	2004
Domestic	$(3,433)	$(5,255)	$(22,669)
Foreign	37,592	22,590	81,761

	$34,159	$17,335	$59,092

      On October 22, 2004, the American Jobs Creation Act of 2004 (the “AJC Act”) was signed into law. The AJC Act creates a one-time incentive for U.S. corporations to repatriate undistributed earnings from their international subsidiaries by providing an 85% dividends-received deduction for certain international earnings. The deduction is available to corporations during the tax year that includes October 22, 2004 or in the immediately subsequent tax year. The Company is in the process of evaluating whether it will repatriate any international earnings under the provisions of the AJC Act.
Note 10—Credit Facility
      In October 2001, the Company and all of its subsidiaries jointly and severally secured a syndicated line of credit totaling $50.0 million with a consortium of banks (“Line of Credit”). The Company terminated the Line of Credit effective August 13, 2004. There had never been any outstanding borrowings under the Line of Credit since its inception.
Note 11—Leases
      The Company leases office, warehouse and showroom facilities and certain equipment under operating leases. Rent expense for the three years ended December 31, 2004 totaled $4.0 million, $5.2 million and $5.8 million, respectively. The following is a schedule of minimum annual lease payments (in thousands).

2005	$6,543
2006	5,714
2007	4,723
2008	2,819
2009	2,804
Thereafter	6,603

$29,206

Note 12—Common Stock, Preferred Stock and Warrants
      The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. In February 2003, the Company’s Board of Directors approved a buyback of up to $20.0 million of the Company’s common stock. During 2003, the Company repurchased and retired 554,500 shares of its common stock at an aggregate cost of $6.1 million. No shares were repurchased during 2004.
      During 2004, the Company issued 749,005 shares of common stock at a value of $14.9 million in connection with the Play Along acquisition, 25,749 shares of common stock at a value of

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
$0.5 million in connection with the Kidz Biz acquisition, and 4,310 shares of restricted stock to five non-employee directors of the Company at a value of approximately $59,000. The Company also issued 192,129 shares of common stock on the exercise of options for a total of $1.7 million.
      During 2003, the Company awarded 2,760,000 shares of restricted stock to four executive officers of the Company pursuant to its 2002 Stock Award and Incentive Plan, of which 636,000 were earned during 2003, 396,000 were earned during 2004, 288,000 were canceled upon the termination of employment of one of our executive officers in October 2004, and the balance may be earned through 2010 based upon the achievement of certain financial criteria and continuing employment. A charge of $8.4 million was recorded as of December 31, 2003 relating to this award. The Company also issued 312,491 shares of common stock on the exercise of options for a total of $1.8 million.
      During 2002, the Company issued 954,770 shares of common stock on the exercise of options and warrants for a total of $5.9 million, 1,166,360 shares of common stock at a value of $18.1 million in connection with the Toymax acquisition and 3,525,000 shares of common stock in connection with an underwritten public offering for net proceeds of approximately $59.1 million.
      During 2003, the Company issued 100,000 fully vested warrants, expiring in 2013, in connection with license costs relating to its investment in the joint venture. The fair market value of these warrants was approximately $1.1 million and has been included in the basis of the joint venture (Note 4). The Company also issued $98.0 million of convertible senior notes payable that may be converted into an aggregate of 4.9 million shares of the Company’s common stock (Note 8).
      Warrant activity is summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding, December 31, 2001	166,875	$6.67
Exercised	(166,875)	6.67

Outstanding, December 31, 2002	—	—
Granted	100,000	11.35
Exercised	—	—

Outstanding, December 31, 2003 and 2004	100,000	$11.35

Note 13—Commitments
      The Company has entered into various license agreements whereby the Company may use certain characters and properties in conjunction with its products. Such license agreements call for royalties to be paid at 1% to 18% of net sales with minimum guarantees and advance payments. Additionally, under three separate licenses, the Company has committed to spend 12.5% of related net sales up to $1.0 million, 8% of related net sales and 5% of related net sales on advertising per year on such licenses. We estimate that our minimum commitment for advertising in fiscal 2005 will be $7.4 million.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
      Future annual minimum royalty guarantees as of December 31, 2004 are as follows (in thousands):

2005	$13,635
2006	8,868
2007	1,795
2008	1,427
2009	1,435
Thereafter	—

$27,160

      The Company has entered into employment agreements with certain executives expiring through December 31, 2010. The aggregate future annual minimum guaranteed amounts due under those agreements as of December 31, 2004 are as follows (in thousands):

2005	$5,069
2006	4,557
2007	4,248
2008	2,180
2009	2,230
Thereafter	2,280

$20,564

Note 14—Stock Award and Incentive Plan
      Under its 2002 Stock Award and Incentive Plan (“the Plan”), which incorporated its Third Amended and Restated 1995 Stock Option Plan, the Company has reserved 6,025,000 shares of its common stock for issuance upon the exercise of options granted under the Plan, as well as for the awarding of restricted stock. Under the Plan, employees (including officers), non-employee directors and independent consultants may be granted options to purchase shares of common stock and shares of restricted stock (Note 12).

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
      As of December 31, 2004, 1,728,523 shares were available for future grant. Additional shares may become available to the extent that options presently outstanding under the Plan terminate or expire unexercised. Stock option activity pursuant to the Plan is summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding, December 31, 2001	2,313,556	$9.97
Granted	1,124,197	11.06
Exercised	(787,836)	6.71
Canceled	(42,030)	15.00

Outstanding, December 31, 2002	2,607,887	11.35
Granted	184,500	13.31
Exercised	(312,491)	11.78
Canceled	(214,630)	12.71

Outstanding, December 31, 2003	2,265,266	12.15
Granted	287,644	19.49
Exercised	(192,129)	8.89
Canceled	(287,775)	13.76

Outstanding, December 31, 2004	2,073,006	$13.22

      The weighted average fair value of options granted to employees in 2002, 2003 and 2004 was $10.65, $13.28 and $19.48 per share, respectively.
      The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

	Outstanding			Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Life	Exercise	Number	Exercise
Option Price Range	of Shares	in Years	Price	of Shares	Price
$7.875 – $9.125	740,941	1.38	$7.92	658,903	$7.93
$11.35 – $16.25	998,925	4.38	$14.29	489,600	$13.93
$17.26 – $20.94	433,144	5.52	$19.52	164,044	$19.05
Note 15—Employee Pension Plan
      The Company sponsors for its U.S. employees, a defined contribution plan under Section 401(k) of the Internal Revenue Code. The plan provides that employees may defer up to 15% of their annual compensation, and that the Company will make a matching contribution equal to 50% of each employee’s deferral, up to 5% of the employee’s annual compensation. Company matching contributions, which vest equally over a five year period, totaled $0.3 million, $0.3 million and $0.4 million for 2002, 2003 and 2004, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
Note 16—Supplemental Information to Consolidated Statements of Cash Flows
      In 2004, 749,005 shares of common stock valued at approximately $14.9 million were issued in connection with the acquisition of Play Along and 25,749 shares of common stock valued at approximately $0.5 million were issued in connection with the 2001 Kidz Biz acquisition (Note 4). Additionally, the Company recognized a $0.7 million tax benefit from the exercise of stock options.
      In 2003, the Company issued 100,000 warrants valued at approximately $1.1 million in connection with license costs relating to its investment in the joint venture (Note 12).
      In 2002, 1,166,360 shares of common stock valued at approximately $18.1 million and 598,697 options valued at $3.2 million were issued in connection with the acquisition of Toymax (Note 4).
Note 17—Selected Quarterly Financial Data (Unaudited)
      Selected unaudited quarterly financial data for the years 2003 and 2004 are summarized below:

	2003				2004

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Net sales	$67,759	$73,290	$90,308	$84,419	$73,986	$109,395	$206,083	$184,802
Gross profit	$27,442	$27,906	$36,226	$34,868	$30,466	$41,281	$81,801	$72,459
Income (loss) from operations	$5,960	$2,522	$10,480	$(7,573)	$4,885	$8,321	$29,915	$10,604
Income before income taxes and minority interest	$6,299	$2,679	$10,495	$(2,138)	$4,764	$7,637	$30,042	$16,649
Net income	$4,988	$2,236	$8,248	$422	$3,791	$6,004	$23,255	$10,508
Basic earnings per share	$0.20	$0.09	$0.34	$0.02	$0.15	$0.24	$0.89	$0.40
Weighted average shares outstanding	24,430	24,175	24,177	24,304	25,276	25,502	26,167	26,232
Diluted earnings per share	$0.20	$0.09	$0.28	$0.01	$0.15	$0.22	$0.75	$0.36
Weighted average shares and equivalents outstanding	24,917	25,814	29,529	29,542	30,676	31,123	31,919	31,855
      During the second quarter of 2003, the Company recorded a charge which impacted operating income by approximately $2.7 million relating to the recall of one of its products.
      During the third quarter of 2003, we recovered $0.7 million of recall costs, recorded in the second quarter of 2003, from one of our factories.
      During the fourth quarter of 2003, the Company recorded a non-cash charge of $8.4 million which impacted operating income relating to the grant of restricted stock and a charge of $2.1 million to provision for bad debt impacting operating income relating to the bankruptcy filing of several of its customers, including Kay Bee Toys.
      During the fourth quarter of 2004, the Company recorded non-cash charges, which impacted operating income, of $5.6 million relating to the grant of restricted stock and $8.6 million relating to the amortization of short-lived intangible assets acquired in connection with the Play Along acquisition.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
Note 18—Litigation
      On October 19, 2004, the Company was named as defendants in a lawsuit commenced by WWE in the U.S. District Court for the Southern District of New York concerning our toy licenses with WWE and the video game license between WWE and the joint venture company operated by THQ and the Company, encaptioned World Wrestling Entertainment, Inc. v. JAKKS Pacific, Inc., et al., 1:04-CV-08223-KMK (the “WWE Action”). The complaint also named as defendants THQ, the joint venture, certain of the Company’s foreign subsidiaries, Jack Friedman (the Company’s Chairman and Chief Executive Officer), Stephen Berman (the Company’s Chief Operating Officer, President and Secretary and a member of the Company’s Board of Directors), Joel Bennett (the Company’s Chief Financial Officer), Stanley Shenker and Associates, Inc., Bell Licensing, LLC, Stanley Shenker and James Bell.
      WWE sought treble, punitive and other damages (including disgorgement of profits) in an undisclosed amount and a declaration that the video game license with the joint venture, which is scheduled to expire in 2009 (subject to joint venture’s right to extend that license for an additional five years), and an amendment to our toy licenses with WWE, which are scheduled to expire in 2009, are void and unenforceable. This action alleged violations by the defendants of the Racketeer Influenced and Corrupt Organization Act (“RICO”) and the anti-bribery provisions of the Robinson-Patman Act, and various claims under state law.
      On February 16, 2005, the Company filed a motion to dismiss the WWE Action. On March 30, 2005, the day before WWE’s opposition to the Company’s motion was due, WWE amended its complaint to, among other things, add the Chief Executive Officer of THQ as a defendant and to add a claim under the Sherman Act. On March 31, 2005, the WWE sent a letter to the Court proposing, inter alia, a briefing schedule for defendants’ motions to dismiss the amended complaint.
      In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York: (1) Garcia v. Jakks Pacific, Inc. et al., Civil Action No. 04-8807 (filed on November 5, 2004), (2) Jonco Investors, LLC v. Jakks Pacific, Inc. et al., Civil Action No. 04-9021 (filed on November 16, 2004), (3) Kahn v. Jakks Pacific, Inc. et al., Civil Action No. 04-8910 (filed on November 10, 2004), (4) Quantum Equities L.L.C. v. Jakks Pacific, Inc. et al., Civil Action No. 04-8877 (filed on November 9, 2004), and (5) Irvine v. Jakks Pacific, Inc. et al., Civil Action No. 04-9078 (filed on November 16, 2004) (the “Class Actions”). The complaints in the Class Actions allege that defendants issued positive statements concerning increasing sales of our WWE licensed products which were false and misleading because the WWE licenses had allegedly been obtained through a pattern of commercial bribery, our relationship with the WWE was being negatively impacted by the WWE’s contentions and there was an increased risk that the WWE would either seek modification or nullification of the licensing agreements with us. Plaintiffs also allege that we misleadingly failed to disclose the alleged fact that the WWE licenses were obtained through an unlawful bribery scheme. The plaintiffs in the Class Actions are described as purchasers of our common stock, who purchased from as early as October 26, 1999 to as late as October 19, 2004. The Class Actions seek compensatory and other damages in an undisclosed amount, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by each of the defendants (namely the Company and Messrs. Friedman, Berman and Bennett), and violations of Section 20(a) of the

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004
Exchange Act by Messrs. Friedman, Berman and Bennett. On January 25, 2005, the Court consolidated the Class Actions under the caption In re JAKKS Pacific, Inc. Shareholders Class Action Litigation, Civil Action No. 04-8807.
      The Company believes that the claims in the WWE Action and the Class Actions are without merit and we intend to defend vigorously against them. However, because these Actions are in their preliminary stages, the Company cannot assure you as to the outcome of the Actions, nor can we estimate the range of our potential losses.
      On February 16, 2005, the Company filed a motion to dismiss WWE’s Complaint in the WWE Action. The motion is currently scheduled to be fully briefed on April 14, 2005, with oral argument to be scheduled thereafter.
      On December 2, 2004, a shareholder derivative action was filed in the Southern District of New York by Freeport Partner, LLC against the Company, nominally, and against Messrs. Friedman, Berman and Bennett, Freeport Partners v. Friedman, et al., Civil Action No. 04-9441 (the “Derivative Action”). The Derivative Action seeks to hold the individual defendants liable for damages allegedly caused to the Company by their actions and in particular to hold them liable on a contribution theory with respect to any liability the Company incurs in connection with the Class Actions. On or about February 10, 2005, a second shareholder derivative action was filed in the Southern District of New York by David Oppenheim against us, nominally, and against Messrs. Friedman, Berman, Bennett, Blatte, Glick, Miller and Skala, Civil Action 05-2046 (the “Second Derivative Action”). The Second Derivative Action seeks to hold the individual defendants liable for damages allegedly caused to the Company by their actions as a result of alleged breaches of their fiduciary duties. On or about March 16, 2005, a third shareholder derivative action was filed. It is captioned Warr v. Friedman, Berman, Bennett, Blatte, Glick, Miller, Skala, and Jakks (as a nominal defendant), and it was filed in the Superior Court of California, Los Angeles County (the “Third Derivative Action”). The Third Derivative Action seeks to hold the individual defendants liable for (1) damages allegedly caused to the Company by their alleged breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment; and (2) restitution to the Company of profits, benefits and other compensation obtained by them.
      On March 1, 2005, the Company delivered a Notice of Breach of Settlement Agreement and Demand for Indemnification to WWE (the “Notification”). The Notification asserted that WWE’s filing of the WWE Action violated A Covenant Not to Sue contained in a January 15, 2004 Settlement Agreement and General Release (“General Release”) entered into between WWE and the Company and, therefore, that the Company was demanding indemnification, pursuant to the Indemnification provision contained in the General Release, for all losses that the WWE’s actions have caused or will cause to the Company and its officers, including but not limited to any losses sustained by us in connection with the Class Actions. On March 4, 2005, in a letter from its outside counsel, WWE asserted that the General Release does not cover the claims in the WWE Action.
      The Company is a party to, and certain of its property is the subject of, various other pending claims and legal proceedings that routinely arise in the ordinary course of its business, but the Company does not believe that any of these claims or proceedings will have a material effect on its business, financial condition or results of operations.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2002, 2003 and 2004
     Allowances are deducted from the assets to which they apply, except for sales returns and allowances.

	Balance at	Charged to	Charged to			Balance
	Beginning of	Costs and	Other			at End
	Period	Expenses	Accounts		Deductions	of Period
	(in thousands)
Year ended December 31, 2002:
Allowance for:
Uncollectible accounts	$7,273	$2,373	$—		$2,865	$6,781
Reserve for potential product obsolescence	2,590	4,085	—		1,893	4,782
Reserve for sales returns and allowances	4,953	31,917	7,500	(a)	30,790	13,580

	$14,816	$38,375	$7,500		$35,548	$25,143

Year ended December 31, 2003:
Allowance for:
Uncollectible accounts	$6,781	$2,896	$—		$1,800	$7,877
Reserve for potential product obsolescence	4,782	4,288	—		4,045	5,025
Reserve for sales returns and allowances	13,580	27,064	—		32,891	7,753

	$25,143	$34,248	$0		$38,736	$20,655

Year ended December 31, 2004:
Allowance for:
Uncollectible accounts	$7,877	$2,903	$—		$3,722	$7,058
Reserve for potential product obsolescence	5,025	5,342	—		2,325	8,042
Reserve for sales returns and allowances	7,753	49,956	—		34,536	23,173

	$20,655	$58,201	$—		$40,583	$38,273

(a)	Obligations assumed in conjunction with the asset acquisitions of Trendmasters and Dragon Ball Franchise.

Item 9A.	Controls and Procedures
      (a) Evaluation of disclosure controls and procedures.
      Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report, have concluded that as of that date, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in the reports we file or submit with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
      (b) Changes in internal control over financial reporting.
      There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15 that occurred during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
      (c) Management’s annual report on internal control over financial reporting.
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to management and our board of directors regarding the preparation and fair presentation of published financial statements.
      All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. We believe that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.
      On June 11, 2004, we completed an asset purchase of Play Along, Inc., PA Distribution, Inc. and Play Along (Hong Kong) Limited, collectively known as “Play Along”. Management’s assessment did not include the internal controls of Play Along, due to the limited time between the purchase date and management’s assessment. Play Along, Inc. contributed $165.5 million in net sales and $32.6 million of net income to our consolidated operations during 2004.
      Our independent auditors have issued an attestation report on management’s assessment of our internal control over financial reporting. This report appears on page 41.
      (d) Attestation report of the registered public accounting firm.
      Refer to the Financial Statements (see Item 8).

PART III

Item 10.	Directors and Executive Officers of the Registrant
Directors and Executive Officers
      Our directors and executive officers are as follows:

Name	Age	Positions with the Company

Jack Friedman	65	Chairman and Chief Executive Officer
Stephen G. Berman	40	Chief Operating Officer, President, Secretary and Director
Joel M. Bennett	43	Executive Vice President and Chief Financial Officer
Dan Almagor	51	Director
David C. Blatte	40	Director
Robert E. Glick	59	Director
Michael G. Miller	57	Director
Murray L. Skala	58	Director
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
      Dan Almagor has been one of our directors since September 2004. Since March 1992, Mr. Almagor has served as the Chairman of ACG Inc., an advisory firm affiliated with First Chicago Bank One Equity Capital, a global private equity organization which provides equity capital financing primarily to private companies.
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
      Murray L. Skala has been one of our directors since October 1995. Since 1976, Mr. Skala has been a partner of the law firm Feder, Kaszovitz, Isaacson, Weber, Skala, Bass & Rhine LLP, our general counsel. Mr. Skala is a director of Traffix, Inc., a publicly-held company in the business of internet media and marketing.
      A majority of our directors are “independent,” as defined under the rules of the Nasdaq Stock Market. Such independent directors are Messrs. Blatte, Glick, Miller and Almagor. Our directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Our officers are elected annually by our Board of Directors and serve at its discretion.
Committees of the Board of Directors
      We have an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.
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
      Compensation Committee. The functions of the Compensation Committee are to make recommendations to the Board regarding compensation of management employees and to administer plans and programs relating to employee benefits, incentives, compensation and awards under our 2002 Stock Award and Incentive Plan (the “2002 Plan”). Messrs. Glick (Chairman) and Miller are the current members of the Compensation Committee. The Board has determined that each of them are “independent,” as defined under the applicable rules of the Nasdaq Stock Market.

      Nominating and Corporate Governance Committee. The functions of the Nominating and Corporate Governance Committee are to develop our corporate governance system and to review proposed new members of our board of directors, including those recommended by our stockholders. Messrs. Almagor (Chairman), Glick and Miller are the current members of our Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates pursuant to a written charter adopted by the Board. The full text of the charter is available on our website at www.jakkspacific.com. The Board has determined that each member of this Committee is “independent,” as defined under the applicable rules of the Nasdaq Stock Market.
Attendance at Meetings
      From January 1, 2004 through December 31, 2004, the Board of Directors, Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee each met or acted without a meeting pursuant to unanimous written consent ten times, seven times, one time and one time, respectively.
Section 16(a) Beneficial Ownership Reporting Compliance
      Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during 2004 and Forms 5 and amendments thereto furnished to us with respect to 2004, during 2004, (i) Michael Bianco, a former executive officer of our Company, untimely filed one report on Form 4 reporting four late transactions; and (ii) Dan Almagor, a member of our Board of Directors, untimely filed one report on Form 3 and untimely filed one report on Form 4 reporting one late transaction. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during 2004 and Forms 5 and amendments thereto furnished to us with respect to 2004, all other Forms 3, 4 and 5 required to be filed during 2004 were done so on a timely basis.
Code of Ethics
      We have a Code of Ethics that applies to all our employees, officers and directors. This code was filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. We will disclose when there have been waivers of, or amendments to, such Code, as required by the rules and regulations promulgated by the Securities and Exchange Commission and/or Nasdaq.

Item 11. Executive Compensation
      The following table sets forth the compensation we paid for our fiscal years ended December 31, 2004, 2003 and 2002 to (i) our Chief Executive Officer; (ii) each of our other executive officers whose compensation exceeded $100,000 on an annual basis; and (iii) up to two additional individuals for whom disclosure would have been provided under the forgoing clause (ii) but for the fact that the individual was not serving as an executive officer of our Company at the end of the last completed fiscal year (collectively, the “Named Officers”).
Summary Compensation Table

								Long-Term Compensation
	Annual Compensation
								Restricted		Securities
						Other Annual		Stock		Underlying
Name and		Salary		Bonus		Compensation		Awards		Options
Principal Position	Year	($)		($)		($)		($)(*)		(#)

Jack Friedman	2004	990,000		1,980,000		9,750	(5)	1,578,000	(6)	—
Chairman and Chief	2003	965,000		1,327,140	(3	) 9,000	(5)	2,524,800	(7)	—
Executive Officer	2002	846,000		1,429,696	(3	) 8,250	(5)	—		—
Stephen G. Berman	2004	990,000		1,980,000		6,500	(5)	1,578,000	(6)	—
Chief Operating Officer,	2003	965,000		1,327,140	(3	) 6,000	(5)	2,524,800	(7)	—
President and Secretary	2002	821,000		1,429,696	(3	) 5,500	(5)	—		—
Joel M. Bennett	2004	320,000		300,000		6,500	(5)	—		—
Executive Vice President and	2003	300,000		—		6,000	(5)	1,262,400	(8)	—
Chief Financial Officer	2002	272,500		495,000	(4)	5,500	(5)	—		—
Michael Bianco, Jr.(1)	2004	1,024,000	(2)	—		6,500	(5)	1,262,400	(9)	—
Former Executive Vice President	2003	700,000		—		6,000	(5)	1,009,920	(10)	—
and Chief Merchandising Officer	2002	575,000		600,000		5,500	(5)	—		—

*	The shares of restricted stock referenced in this column were all issued pursuant to the 2002 Plan. The total number of restricted shares issued under the 2002 Plan that were outstanding at December 31, 2004 was 1,236,630 shares. Such shares had an aggregate value of $27,341,890, representing the product of (a) 1,236,630 shares, multiplied by (b) $22.11, the closing price of our common stock on December 31, 2004, as reported by Nasdaq.

(1)	Effective October 13, 2004, we entered into a Termination Agreement and General Release with Mr. Bianco (the “Bianco Agreement”), which had the effect of terminating Mr. Bianco’s employment with us. The Bianco Agreement further (i) canceled all of the 222,279 unexercised stock options (vested and unvested) held by Mr. Bianco, (ii) included the waiver by Mr. Bianco of all claims by him for future compensation under his prior employment agreement with us, including the right to receive 288,000 shares of restricted stock to which he was otherwise entitled to receive between now and January 2007, (iii) revised the vesting schedule of the 96,000 shares of restricted stock he received in January 2004 to delay the vesting of 24,000 of those shares from January 1, 2006 to January 1, 2007 and (iv) provided for mutual general releases between us and Mr. Bianco for all matters arising from his prior employment agreement.

(2)	Consists of $544,000 in salary and $480,000 paid to Mr. Bianco under his consulting agreement with us, entered into simultaneously with the Bianco Agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, which is effective until September 30, 2007, Mr. Bianco is to serve as a product development and marketing consultant for us, in particular with regard to our product and marketing activities at the annual Toy Fair held in New York City, for which he will be compensated in the amount of $1,280,000 in the aggregate (including the $480,000 paid him in 2004).

(3)	On March 31, 2005, we restated the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which included our financial statements for 2003 and 2002, to account for the acquisition of Toymax, Trendmasters and P&M Products in accordance with paragraph 39 of SFAS 141 (the “Restatement”). Specifically, a portion of the purchase price for each of these transactions has now been allocated to acquired product rights and other intangible assets other than goodwill. The Restatement had the effect of reducing our income before provision for income taxes and minority interest (“pre-tax income”) for both 2003 and 2002. The bonuses paid to Messrs. Friedman and Berman in 2003 and 2002 were determined based upon our pre-tax income for those periods. We are evaluating the impact that the Restatement and the attendant reduction in our pre-tax income for 2003 and 2002 may have on the bonuses paid to Messrs. Friedman and Berman for those years.

(4)	Includes the forgiveness of a note receivable and accrued interest in the aggregate amount of $285,000.

(5)	Represents matching contributions made by us to the Named Officer’s 401(k) defined contribution plan. See “— Employee Pension Plan,” infra.

(6)	Represents the product of (a) 120,000 shares of restricted stock multiplied by (b) $13.15, the last sales price of our common stock, as reported by Nasdaq on January 1, 2004, the date the shares were granted, all of which vested on January 1, 2005.

(7)	Represents the product of (a) 240,000 shares of restricted stock multiplied by (b) $10.52, the closing price of our common stock, as reported by Nasdaq, on March 27, 2003, the date the shares were granted, all of which vested on January 1, 2004.

(8)	Represents the product of (a) 120,000 shares of restricted stock multiplied by (b) $10.52, the closing price of our common stock, as reported by Nasdaq, on March 27, 2003, the date the shares were granted, which vested as follows: 60,000 shares on each of January 1, 2004 and 2005.

(9)	Represents the product of (a) 96,000 shares of restricted stock multiplied by (b) $13.15, the last sales price of our common stock, as reported by Nasdaq on January 1, 2004, the date the shares were granted, which vested or will vest as follows: 72,000 shares on January 1, 2005 and 24,000 shares on January 1, 2007 (see Note (1) to this table, above).

(10)	Represents the product of (a) 96,000 shares of restricted stock multiplied by (b) $10.52, the closing price of our common stock, as reported by Nasdaq, on March 27, 2003, the date the shares were granted, all of which vested on January 1, 2004.

      The following table sets forth certain information regarding options exercised and exercisable during 2004, and the value of options held as of December 31, 2004 by the Named Officers:
Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year End Option/SAR Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
	Shares		Options/SARs		Options/SARs
	Acquired		at Fiscal Year End		at Fiscal Year End(1)
	on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Jack Friedman	—	—	255,318	101,936	2,974,920	644,965
Stephen G. Berman	—	—	349,102	101,936	4,309,936	644,965
Joel M. Bennett	—	—	57,176	33,894	738,525	390,356
Michael Bianco, Jr.	—	—	—	—	—	—

(1)	The product of (x) the difference between $22.11 (the closing sale price of the common stock on December 31, 2004) and the aggregate exercise price of such options, multiplied by (y) the number of unexercised options.
Compensation of Directors
      Directors currently receive an annual cash stipend of $15,000 for serving on the Board, and are reimbursed for reasonable expenses incurred in attending meetings. In addition, the 2002 Plan provides for each newly elected non-employee director to receive at the commencement of his term an option to purchase 10,000 shares of our common stock at their then current fair market value, and for grants to our non-employee directors: (i) on January 1 and July 1 of each year of an option to purchase 7,500 shares of our common stock at their then current fair market value, and (ii) on January 1 of each year of 1,000 shares of restricted stock. Options granted to a non-employee director expire upon the termination of the director’s services for cause, but may be exercised at any time during a one-year period after such person ceases to serve as a director for any other reason.
      The Chairman of the Audit Committee further receives an annual cash stipend of $10,000 for serving in such capacity.
Employment Agreements and Termination of Employment Arrangements
      In March 2003 we amended and restated our employment agreements with each of the Named Officers.
      Mr. Friedman’s amended and restated employment agreement, pursuant to which he serves as our Chairman and Chief Executive Officer, provides for an annual base salary in 2005 of $1,015,000. Mr. Friedman’s agreement expires December 31, 2010. His base salary is subject to annual increases determined by our Board of Directors, but in an amount not less than $25,000 per annum. For our fiscal year ended December 31, 2004, Mr. Friedman received a bonus of $1,980,000. For each fiscal year between 2005 through 2010, Mr. Friedman’s bonus will depend on our achieving certain earnings per share growth targets, with such earnings per share growth targets to be determined annually by the Compensation Committee of our Board of Directors. Depending on the levels of earnings per share growth that we achieve in each fiscal year, Mr. Friedman will receive an annual bonus from 0% to up to 200% of his base salary. This bonus will be paid in accordance with the terms and conditions of our 2002 Stock Award and Incentive Plan. In addition, in consideration for modifying and replacing the pre-tax income formula provided in his prior employment agreement for determining his annual bonus, and for entering into the amended employment agreement, Mr. Friedman was granted the right to be issued an aggregate of 1,080,000 shares of restricted stock. The first tranche of restricted stock, totaling 240,000 shares, was granted at the time the agreement became effective, and the second and third tranches of restricted stock, each totaling 120,000 shares (or 240,000 in the aggregate), were granted on each of January 1, 2004 and 2005. In each subsequent year of the employment agreement term, Mr. Friedman will receive 120,000 shares of restricted stock. The grant of these shares is in accordance with our 2002 Stock Award and Incentive Plan, and the vesting of each tranche of restricted stock is subject to our achieving pre-tax income in excess of $2,000,000 in the fiscal year that the grant is made. Each tranche of restricted stock granted or to be granted from January 1, 2004 through January 1, 2008 is subject to a two-year vesting period, which may be accelerated to one year if we achieve certain earnings per share growth targets. Each tranche of restricted stock to be granted thereafter through January 1, 2010, is subject to a one-year vesting period. Finally, the agreement provides Mr. Friedman with the opportunity, commencing at age 67, to retire and receive a single-life annuity retirement payment equal to $975,000 a year for a period of 10 years, or in the event of his death during such retirement period, his estate will receive a death benefit equal to the difference between $2,925,000 and any prior retirement benefits previously paid to him; provided, however, that Mr. Friedman must agree to serve as Chairman Emeritus of our Board of Directors, if requested to do so by such Board.
      Mr. Berman’s amended and restated employment agreement, pursuant to which he serves as our President and Chief Operating Officer, provides for an annual base salary in 2005 of $1,015,000. Mr. Berman’s agreement expires December 31, 2010. His base salary is subject to annual increases determined by our Board of Directors, but in an amount not less than $25,000 per annum. For our fiscal year ended December 31, 2004, Mr. Berman received a bonus of $1,980,000. For each fiscal year between 2005 through 2010, Mr. Berman’s bonus will depend on our achieving certain earnings per share growth targets, with such earnings per share growth targets to be determined annually by the Compensation Committee of our Board of Directors. Depending on the levels of earnings per share growth that we achieve in each fiscal year, Mr. Berman will receive an annual bonus of from 0% to up to 200% of his base salary. This bonus will be paid in accordance with the terms and conditions of our 2002 Stock Award and Incentive Plan. In addition, in consideration for modifying and replacing the pre-tax income formula provided in his prior employment agreement for determining his annual bonus, and for entering into the amended employment agreement, Mr. Berman was granted the right to be issued an aggregate of 1,080,000 shares of restricted stock. The first tranche of restricted stock, totaling 240,000 shares, was granted at the time the agreement became effective, and the second and third tranches of restricted stock, each totaling 120,000 shares (or 240,000 in the aggregate), were granted on each of January 1, 2004 and 2005. In each subsequent year of the employment agreement term, Mr. Berman will receive 120,000 shares of restricted stock. The grant of these shares is in accordance with our 2002 Stock Award and Incentive Plan, and the vesting of each tranche of restricted stock is subject to our achieving pre-tax income in excess of $2,000,000 in the fiscal year that the grant is made. Each tranche of restricted stock granted or to be granted from January 1, 2004 through January 1, 2008 is subject to a two-year vesting period, which may be accelerated to one year if we achieve certain earnings per share growth targets. Each tranche of restricted stock to be granted thereafter through January 1, 2010, is subject to a one-year vesting period.
      Mr. Bennett’s amended and restated employment agreement, pursuant to which Mr. Bennett serves as our Executive Vice President and Chief Financial Officer, expires December 31, 2006. Mr. Bennett’s annual base salary in 2005 is $340,000 and is subject to annual increases in an amount, not less than $20,000, determined by our Board of Directors. In addition, as consideration for relinquishing the prior formula for determining his annual bonus, and for entering into the amended agreement, Mr. Bennett was awarded at the time his agreement became effective 120,000 shares of restricted stock, 60,000 of which vested on each of January 1, 2004 and January 1, 2005. This grant of restricted stock was in accordance with our 2002 Stock Award and Incentive Plan.
      Mr. Bianco’s amended and restated employment agreement, pursuant to which he served as our Executive Vice President and Chief Merchandising Officer, provided for an annual base salary in 2004 of $725,000. Effective October 13, 2004, we entered into a Termination Agreement and General Release with Mr. Bianco (the “Termination Agreement”), which had the effect of terminating such employment agreement. The Termination Agreement further (i) canceled all of the 222,279 unexercised stock options (vested and unvested) held by Mr. Bianco, (ii) included the waiver by Mr. Bianco of all claims by him for future compensation under his prior employment agreement, including the right to receive 288,000 shares of restricted stock to which he was otherwise entitled to receive between now and January 2007, (iii) revised the vesting schedule of the 96,000 shares of restricted stock he received in January 2004 to delay the vesting of 24,000 of those shares from January 1, 2006 to January 1, 2007 and (iv) provided for mutual general releases between us and Mr. Bianco for all matters arising from his prior employment agreement. Simultaneously with the Termination Agreement, we entered into a Consulting Agreement with Mr. Bianco (the “Consulting Agreement”). The Consulting Agreement is effective until September 30, 2007. Under the terms of the Consulting Agreement, Mr. Bianco is to serve as a product development and marketing consultant for us, in particular with regard to our product and marketing activities at the annual Toy Fair held in New York City, for which he will be compensated in the amount of $1,280,000 in the aggregate. The Consulting Agreement also contains restrictive covenants.
      If we terminate Mr. Friedman’s, Mr. Berman’s or Mr. Bennett’s employment other than “for cause” or if such Named Officer resigns because of our material breach of the employment agreement or because we cause a material change in his employment, we are required to make a lump-sum severance payment in an amount equal to his base salary and bonus during the balance of the term of the employment agreement, based on his then applicable annual base salary and bonus. In the event of the termination of his employment under certain circumstances after a “Change of Control” (as defined in each employment agreement), we are required to make a one-time payment of an amount equal to 2.99 times of the “base amount” of such Named Officer determined in accordance with the applicable provisions of the Internal Revenue Code.
      The foregoing is only a summary of the material terms of our employment agreements with the Named Officers. For a complete description, copies of such agreements are annexed herein in their entirety as exhibits or are otherwise incorporated herein by reference.
Impact of Restatement on Compensation of Executive Officers
      On March 31, 2005, we restated the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which included our financial statements for 2003 and 2002, to account for the acquisition of Toymax, Trendmasters and P&M Products in accordance with paragraph 39 of SFAS 141 (the “Restatement”). Specifically, a portion of the purchase price for each of these transactions has now been allocated to acquired product rights and other intangible assets other than goodwill. The Restatement had the effect of reducing our income before provision for income taxes and minority interest (“pre-tax income”) for both 2003 and 2002. The bonuses paid to Messrs. Friedman and Berman in 2003 and 2002 were determined based upon our pre-tax income for those periods. We are evaluating the impact that the Restatement and the attendant reduction in our pre-tax income for 2003 and 2002 may have on the bonuses paid to Messrs. Friedman and Berman for those years.
Employee Pension Plan
      We sponsor for our U.S. employees (including the Named Officers), a defined contribution plan under Section 401(k) of the Internal Revenue Code. The plan provides that employees may defer up to 15% of their annual compensation, and that we will make a matching contribution equal to 50% of each employee’s deferral, up to 5% of the employee’s annual compensation. Our matching contributions, which vest equally over a five year period, totalled $0.3 million, $0.3 million and $0.4 million for 2002, 2003 and 2004, respectively.
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
      The following table sets forth certain information as of March 28, 2005 with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each Named Officer, and (4) all our directors and executive officers as a group.

	Amount and
	Nature of		Percent of
Name and Address of	Beneficial		Outstanding
Beneficial Owner(1)(2)	Ownership(s)(3)		Shares(4)

Third Avenue Management LLC	3,685,321	(5)	13.8%
Dimensional Fund Advisors, Inc.	2,050,711	(6)	7.7
FMR Corp.	1,800,238	(7)	6.8
Barclays Global Investors, N.A.	1,437,196	(8)	5.4
Jack Friedman	960,776	(9)	3.6
Stephen G. Berman	829,102	(10)	3.1
Michael Bianco, Jr.	232,050	(11)	*
Joel M. Bennett	174,937	(12)	*
Dan Almagor	23,454	(13)	*
David C. Blatte	77,000	(14)	*
Robert E. Glick	93,519	(15)	*
Michael G. Miller	84,144	(16)	*
Murray L. Skala	95,457	(17)	*
All directors and executive officers as a group (8 persons)	2,335,203	(18)	8.5%

*	Less than 1% of our outstanding shares.

(1)	Unless otherwise indicated, such person’s address is c/o JAKKS Pacific, Inc., 22619 Pacific Coast Highway, Malibu, California 90265.

(2)	The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the Securities and Exchange Commission. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The percentage of our outstanding shares is calculated by including among the shares owned by such person any shares which such person or entity has the right to acquire within 60 days after March 28, 2005. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

(3)	Except as otherwise indicated, exercises sole voting power and sole investment power with respect to such shares.

(4)	Does not include any shares of common stock issuable upon the conversion of $98 million of our 4.625% convertible senior notes due 2023, initially convertible at the rate of 50 shares of common stock per $1,000 principal amount at issuance of the notes (but subject to adjustment under certain circumstances as described in the notes).

(5)	The address of Third Avenue Management LLC is 622 Third Avenue, New York, NY 10017. Possesses sole voting power with respect to 3,587,152 of such shares and sole dispositive power with respect to all of such 3,685,321 shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/ A filed on February 16, 2005.

(6)	The address of Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/ A filed on February 9, 2005.

(7)	The address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109. All the information with respect to this beneficial owner was extracted solely from its Schedule 13G/A filed on March 10, 2005.

(8)	The address of Barclays Global Investors, N.A. is 45 Fremont Street, San Francisco, CA 94105. Possesses sole voting power with respect to 1,308,390 of such shares and sole dispositive power with respect to all of such 1,437,196 shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed on February 14, 2005.

(9)	Includes 3,186 shares held in trusts for the benefit of children of Mr. Friedman. Also includes 255,318 shares of common stock issuable upon the conversion of options held by Mr. Friedman. Also includes 120,000 shares of common stock issued on January 1, 2005 pursuant to the terms of Mr. Friedman’s January 1, 2003 Employment Agreement, which shares are further subject to the terms of our January 1, 2005 Restricted Stock Award Agreement with Mr. Friedman (the “Friedman Agreement”). The Friedman Agreement provides that Mr. Friedman will forfeit his rights to all 120,000 shares unless certain conditions precedent are met prior to January 1, 2006, including the condition that our Pre-Tax Income (as defined in the Friedman Agreement) for 2005 exceeds $2,000,000, whereupon the forfeited shares will become authorized but unissued shares of our common stock. The Friedman Agreement further prohibits Mr. Friedman from selling, assigning, transferring, pledging or otherwise encumbering (a) 60,000 of the 120,000 shares prior to January 1, 2006 and (b) the remaining 60,000 shares prior to January 1, 2007; provided, however, that if our Pre-Tax Income for 2005 exceeds $2,000,000 and our Adjusted EPS Growth (as defined in the Friedman Agreement) for 2005 increases by certain percentages as set forth in the Friedman Agreement, the vesting of some or all of the 60,000 shares that would otherwise vest on January 1, 2007 will be accelerated to the date the Adjusted EPS Growth is determined.

(10)	Includes 255,318 shares of common stock issuable upon the conversion of options held by Mr. Berman. Also includes 120,000 shares of common stock issued on January 1, 2005 pursuant to the terms of Mr. Berman’s January 1, 2003 Employment Agreement, which shares are further subject to the terms of our January 1, 2005 Restricted Stock Award Agreement with Mr. Berman (the “Berman Agreement”). The Berman Agreement provides that Mr. Berman will forfeit his rights to all 120,000 shares unless certain conditions precedent are met prior to January 1, 2006, including the condition that our Pre-Tax Income (as defined in the Berman Agreement) for 2005 exceeds $2,000,000, whereupon the forfeited shares will become authorized but unissued shares of our common stock. The Berman Agreement further prohibits Mr. Berman from selling, assigning, transferring, pledging or otherwise encumbering (a) 60,000 of the 120,000 shares prior to January 1, 2006 and (b) the remaining 60,000 shares prior to January 1, 2007; provided, however, that if our Pre-Tax Income for 2005 exceeds $2,000,000 and our Adjusted EPS Growth (as defined in the Berman Agreement) for 2005 increases by certain percentages as set forth in the Berman Agreement, the vesting of some or all of the 60,000 shares that would otherwise vest on January 1, 2007 will be accelerated to the date the Adjusted EPS Growth is determined.

(11)	Such information was derived exclusively from Mr. Bianco’s most recently filed Form 4. Includes 48,000 shares of common stock, 50% of which vest on each of January 1, 2006 and 2007, all in accordance with the terms of that October 13, 2004 Termination Agreement and October 13, 2004 Consulting Agreement by and between Mr. Bianco and us.

(12)	Includes 58,234 shares which Mr. Bennett may purchase upon the exercise of certain stock options.

(13)	Includes 22,144 shares which Mr. Almagor may purchase upon the exercise of certain stock options and 1,310 shares of common stock issued on January 1, 2004, to all of our non-employee directors pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which such 310 and 1,000 shares may not be sold, mortgaged, transferred or otherwise encumbered prior to December 20, 2005 and January 1, 2006, respectively.

(14)	Includes 75,000 shares which Mr. Blatte may purchase upon the exercise of certain stock options and 2,000 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 1,000 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2006.

(15)	Includes 91,519 shares which Mr. Glick may purchase upon the exercise of certain stock options and 2,000 shares of Common Stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 1,000 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2006.

(16)	Includes 82,144 shares which Mr. Miller may purchase upon the exercise of certain stock options and 2,000 shares of Common Stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 1,000 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2006.

(17)	Includes 90,271 shares which Mr. Skala may purchase upon the exercise of certain stock options, 3,186 shares held by Mr. Skala as trustee under a trust for the benefit of Mr. Friedman’s minor child and 2,000 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 1,000 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2006.

(18)	Includes 3,186 shares held in a trust for the benefit of Mr. Friedman’s minor child and an aggregate of 929,948 shares which the directors and executive officers may purchase upon the exercise of certain stock options.

Item 13. Certain Relationships and Related Transactions
      One of our directors, Murray L. Skala, is a partner in the law firm of Feder, Kaszovitz, Isaacson, Weber, Skala, Bass & Rhine LLP, which has performed, and is expected to continue to perform, legal services for us. In 2004, we incurred approximately $4,281,292 for legal fees and $584,648 for reimbursable expenses payable to that firm. As of December 31, 2003 and 2004, legal fees and reimbursable expenses of $721,837 and $1,309,829, respectively, were payable to this law firm.

Item 14.	Principal Accountant Fees and Services.
      Before PKF is engaged by us to render audit or non-audit services, where required by the rules and regulations promulgated by the Securities and Exchange Commission and/or Nasdaq, such engagement is approved by the Audit Committee. The following are the fees billed us by PKF for services rendered thereby during 2003 and 2004 (all of which having been pre-approved by the Audit Committee):

	2003	2004

Audit Fees	$656,792	$415,635
Audit Related Fees	$85,185	$122,483
Tax Fees	$205,673	$260,949
All Other Fees	$56,811	$191,778
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

PART IV
Item 15. Exhibits, Financial Statement Schedules
      (a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) Financial Statements (included in Item 8):

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2003 and 2004

•	Consolidated Statements of Operations for the years ended December 31, 2002, 2003 and 2004

•	Consolidated Statements of Other Comprehensive Income for the years ended December 31, 2002, 2003 and 2004

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2003 and 2004

•	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004

•	Notes to Consolidated Financial Statements
(2) Financial Statement Schedules (included in Item 8)

•	Schedule II — Valuation and Qualifying Accounts
(3) Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2.1	By-Laws of the Company (2)
3.2.2	Amendment to By-Laws of the Company (3)
10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.3	Amended and Restated Employment Agreement between the Company and Jack Friedman, dated as of March 26, 2003 (9)
10.4	Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of March 26, 2003 (9)
10.5	Amended and Restated Employment Agreement between the Company and Joel M. Bennet, dated March 26, 2003 (9)
10.6.1	October 13, 2004 Termination Agreement and General Release between the Company and Michael Bianco (10)
10.6.2	October 13, 2004 Consulting Agreement between the Company and Michael Bianco (10)
10.7	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (11)
10.8	Lease dated as of November 21, 2000 between Grand Avenue Venture, LLC and JP Ferrero Parkway, Inc. (12)
10.9	Form of Restricted Stock Agreement (9)

Exhibit
Number	Description

14	Code of Ethics (13)
21	Subsidiaries of the Company (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Jack Friedman (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Joel Bennett (*)
32.1	Section 1350 Certification of Jack Friedman (*)
32.2	Section 1350 Certification of Joel Bennett (*)

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.

(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.

(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.

(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.

(9)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, filed March 31, 2003, and incorporated herein by reference.

(10)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on October 15, 2004, and incorporated herein by reference.

(11)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.

(12)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed April 2, 2001, and incorporated herein by reference.

(13)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.

(*)	Filed herewith.

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

Signature	Title	Date

/s/ JACK FRIEDMAN Jack Friedman	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 31, 2005

/s/ JOEL M. BENNETT Joel M. Bennett	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2005

/s/ STEPHEN G. BERMAN Stephen G. Berman	Director	March 31, 2005

/s/ DAN ALMAGOR Dan Almagor	Director	March 31, 2005

/s/ DAVID C. BLATTE David C. Blatte	Director	March 31, 2005

/s/ ROBERT E. GLICK Robert E. Glick	Director	March 31, 2005

/s/ MICHAEL G. MILLER Michael G. Miller	Director	March 31, 2005

/s/ MURRAY L. SKALA Murray L. Skala	Director	March 31, 2005

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2.1	By-Laws of the Company (2)
3.2.2	Amendment to By-Laws of the Company (3)
10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.3	Amended and Restated Employment Agreement between the Company and Jack Friedman, dated as of March 26, 2003 (9)
10.4	Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of March 26, 2003 (9)
10.5	Amended and Restated Employment Agreement between the Company and Joel M. Bennet, dated March 26, 2003 (9)
10.6.1	October 13, 2004 Termination Agreement and General Release between the Company and Michael Bianco (10)
10.6.2	October 13, 2004 Consulting Agreement between the Company and Michael Bianco (10)
10.7	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (11)
10.8	Lease dated as of November 21, 2000 between Grand Avenue Venture, LLC and JP Ferrero Parkway, Inc. (12)
10.9	Form of Restricted Stock Agreement (9)
14	Code of Ethics (13)
21	Subsidiaries of the Company (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Jack Friedman (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Joel Bennett (*)
32.1	Section 1350 Certification of Jack Friedman (*)
32.2	Section 1350 Certification of Joel Bennett (*)

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.

(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.

(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.

(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.

(9)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, filed March 31, 2003, and incorporated herein by reference.

(10)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on October 15, 2004, and incorporated herein by reference.

(11)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.

(12)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed April 2, 2001, and incorporated herein by reference.

(13)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.

(*)	Filed herewith.