Form 10-Q
period 2005-03-31
JAKKS PACIFIC INC
filed 2005-05-06
CIK 1009829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

          The number of shares outstanding of the issuer’s common stock is 26,665,703 (as of May 6, 2005).

JAKKS PACIFIC, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended March 31, 2005

ITEMS IN FORM 10-Q

		Page

Facing page
Part I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed consolidated balance sheets — December 31, 2004 and March 31, 2005 (unaudited)	2
	Condensed consolidated statements of operations for the three months ended March 31, 2004 and 2005 (unaudited)	3
	Condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2005 (unaudited)	4
	Notes to condensed consolidated financial statements (unaudited)	5
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4	Controls and Procedures	18
Part II	OTHER INFORMATION
Item 1	Legal Proceedings	18
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3	Defaults Upon Senior Securities	None
Item 4	Submission of Matters to a Vote of Security Holders	None
Item 5	Other Information	None
Item 6	Exhibits	20
Signatures		21
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2004	March 31, 2005

	(In thousands, except share amounts)
	(*)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$176,544	$170,848
Marketable securities	19,047	23,132
Accounts receivable, net of allowances for uncollectible accounts of $7,058 and $7,422, respectively	102,266	77,376
Inventory, net of reserves for potential product obsolescence of $8,042 and $8,370, respectively	50,000	62,828
Prepaid expenses and other current assets	24,682	23,238

Total current assets	372,539	357,422

Property and equipment
Office furniture and equipment	6,823	7,005
Molds and tooling	28,818	29,324
Leasehold improvements	2,572	3,000

Total	38,213	39,329
Less accumulated depreciation and amortization	27,273	28,919

Property and equipment, net	10,940	10,410
Investment in joint venture	9,816	3,185
Goodwill, net	258,331	257,593
Trademarks, net	17,768	17,768
Intangibles and other, net	27,368	25,180

Total assets	$696,762	$671,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$108,976	$72,142
Reserve for sales returns and allowances	23,173	20,998
Income taxes payable	10,847	12,369

Total current liabilities	142,996	105,509
Deferred income taxes	4,281	4,285
Convertible senior notes	98,000	98,000

Total liabilities	245,277	207,794

Stockholders’ equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 26,234,016 and 26,665,703 shares issued and outstanding, respectively	26	27
Additional paid-in capital	276,642	283,356
Retained earnings	176,564	186,648
Deferred compensation from restricted stock	—	(4,509)
Accumulated comprehensive loss	(1,747)	(1,758)

Total stockholders’ equity	451,485	463,764

Total liabilities and stockholders’ equity	$696,762	$671,558

(*)	Derived from audited financial statements

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2004 and 2005 (Unaudited)

	Three Months Ended
	March 31,

	2004	2005

	(In thousands, except
	per share data)
Net sales	$73,986	$134,676
Cost of sales	43,520	80,464

Gross profit	30,466	54,212
Selling, general and administrative expenses	25,582	40,537

Income from operations	4,884	13,675
Profit from joint venture	360	150
Interest, net	(481)	(198)

Income before provision for income taxes	4,763	13,627
Provision for income taxes	972	3,543

Net income	$3,791	$10,084

Earnings per share — basic	$0.15	$0.38

Earnings per share — diluted	$0.15	$0.34

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2004 and 2005 (Unaudited)

	Three Months Ended
	March 31,

	2004	2005

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,791	$10,084

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,207	3,676
Compensation for fully vested stock options	1,001	(310)
Restricted stock compensation	798	748
Change in operating assets and liabilities
Accounts receivable	9,657	24,890
Inventory	(368)	(12,828)
Prepaid expenses and other current assets	1,440	1,444
Investment in joint venture	5,155	6,631
Accounts payable and accrued expenses	(3,126)	(26,834)
Reserve for sales returns and allowances	(875)	(2,175)
Income taxes payable	1,055	1,522
Deferred income taxes	(326)	4

Total adjustments	17,618	(3,232)

Net cash provided by operating activities	21,409	6,852

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for net assets acquired, net of cash acquired	(517)	(9,262)
Purchase of property and equipment	(1,089)	(902)
Purchase of other assets	(811)	(25)
Net sale (purchase) of marketable securities	5,599	(4,085)

Net cash provided (used) by investing activities	3,182	(14,274)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercised	358	1,768
Repayment of long-term debt	(5)	—

Net cash provided by financing activities	353	1,768

Foreign currency translation adjustment	(242)	(42)

Net increase (decrease) in cash and cash equivalents	24,702	(5,696)
Cash and cash equivalents, beginning of period	118,182	176,544

Cash and cash equivalents, end of period	$142,884	$170,848

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$203	$2,028

Interest	$1	$—

      Non cash investing and financing activity:

In June 2004, the Company issued 749,005 shares of its common stock valued at approximately $14.9 million in connection with the acquisition of Play Along, and in August 2004, the Company issued 25,749 shares of common stock valued at approximately $0.5 million in connection with the 2001 Kidz Biz acquisition.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
March 31, 2005

Note 1 —	Basis of Presentation

      The accompanying 2004 and 2005 unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K, which contains financial information for the three years in the period ended December 31, 2004.

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

      The retail toy industry is inherently seasonal. Generally, the Company’s sales have been highest during the third and fourth quarters, and collections for those sales have been highest during the succeeding fourth and first fiscal quarters. Sales of writing instrument products are likewise seasonal with sales highest during the second and third quarters, as are the Company’s Go Fly a Kite, Funnoodle and Storm outdoor products, which are largely sold in the first and second quarters. The Company’s working capital needs have been highest during the third and fourth quarters.

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

Note 2 —	Business Segments, Geographic Data, Sales by Product Group, and Major Customers

      The Company is a worldwide producer and marketer of children’s toys and related products, principally engaged in the design, development, production and marketing of traditional toys, including boys’ action figures, vehicles and playsets, craft and activity products, writing instruments, compounds, girls’ toys, plush, construction toys, and infant and preschool toys. The Company’s reportable segments are North America Toys and International.

      The North America Toys segment, which includes the United States and Canada, and the International segment, which includes sales to non-North American markets, include the design, development, production and marketing of children’s toys and related products.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three months ended March 31, 2004 and 2005 and as of March 31, 2004 and 2005 are as follows (in thousands):

	Three Months Ended
	March 31,

	2004	2005

Net Sales
North America Toys	$66,807	$120,693
International	7,179	13,983

	$73,986	$134,676

	Three Months Ended
	March 31,

	2004	2005

Operating Income
North America Toys	$4,410	$12,255
International	474	1,420

	$4,884	$13,675

	March 31,

	2004	2005

Assets
North America Toys	$485,568	$601,832
International	52,183	69,726

	$537,751	$671,558

      The following tables present information about the Company by geographic area as of March 31, 2004 and 2005 and for the three months ended March 31, 2004 and 2005 (in thousands):

	March 31,

	2004	2005

Long-lived Assets
United States	$197,386	$276,521
Hong Kong	32,115	29,238
Europe	3,977	2,783

	$233,478	$308,542

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Three Months Ended
	March 31,

	2004	2005

Net Sales by Geographic Area
United States	$65,660	$117,067
Europe	6,156	6,749
Canada	1,147	3,626
Hong Kong	327	4,787
Other	696	2,447

	$73,986	$134,676

	Three Months Ended
	March 31,

	2004	2005

Net Sales by Product Group
Traditional Toys	$46,654	$112,986
Craft/Activities/Writing Products	16,845	11,300
Seasonal Products	10,487	10,390

	$73,986	$134,676

Major Customers

      Net sales to major customers, which are part of our North America Toys segment for the three months ended March 31, 2004 and 2005 were approximately as follows (in thousands, except for percentages):

	2004		2005

		Percentage		Percentage
	Amount	of Net Sales	Amount	of Net Sales

Wal-Mart	$27,784	37.6%	$51,775	38.4%
Toys ‘R’ Us	10,596	14.3	18,126	13.5
Target	5,967	8.1	17,575	13.1

	$44,347	60.0%	$87,476	65.0%

      Wal-Mart has increased its percentage of the toy industry’s sales at retail and the increase in our sales and the increased proportion of our sales to Wal-Mart is consistent with this change. No other customer accounted for more than 5% of our total net sales.

      At March 31, 2005 and December 31, 2004, the Company’s three largest customers accounted for approximately 68.6% and 58.1%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 3 —	Marketable Securities

      At March 31, 2005, marketable securities were categorized as available for sale and related unrealized holding gains or losses were included as a component of stockholders’ equity. At December 31, 2004 and March 31, 2005, cost approximated fair market value.

Note 4 —	Inventories

      Net inventories include the ex-factory cost of goods, in-bound freight, duty and warehouse costs and are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	December 31,	March 31,
	2004	2005

Raw materials	$1,557	$1,740
Finished goods	48,443	61,088

	$50,000	$62,828

Note 5 —	Reserve for Sales Returns and Allowances

      Revenue is recognized upon the shipment of goods to customers or their agents, depending on terms, provided that there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable, and collectibility is reasonably assured and not contingent upon resale.

      Generally, the Company does not allow for product returns. It provides a negotiated allowance for breakage or defects to its customers, which is recorded when the related revenue is recognized. However, the Company does make occasional exceptions to this policy and consequently accrues a return allowance in gross sales based on historic return amounts and management estimates. The Company also will occasionally grant credits to facilitate markdowns and sales of slow moving merchandise. These credits are recorded as a reduction of gross sales at the time of occurrence.

      The Company also participates in cooperative advertising arrangements with some customers, whereby it allows a discount from invoiced product amounts in exchange for customer purchased advertising that features the Company’s products. Typically, these discounts range from 1% to 5% of gross sales, and are generally based on product purchases or on specific advertising campaigns. Such amounts are accrued when the related revenue is recognized or when the advertising campaign is initiated. These cooperative advertising arrangements are accounted for as direct selling expenses.

      The Company’s reserve for sales returns and allowances amounted to $23.2 million as of December 31, 2004, compared to $21.0 million as of March 31, 2005. The decrease was due primarily to the timing of customer deductions offset in part by an increase in sales of electronic products which have higher defective rates.

Note 6 —	Convertible Senior Notes

      In June 2003, the Company sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023 and received net proceeds of approximately $94.4 million. The notes may be converted at the option of the holders into shares of the Company’s common stock at any time at an initial conversion price of $20.00 per share, subject to certain circumstances. The Company pays cash interest on the notes at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year. After June 15, 2010, the Company will not pay cash interest on the notes. At

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

maturity, on June 15, 2023, the Company will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance.

      The Company may redeem the notes at its option in whole or in part beginning on June 15, 2010, at 100% of their accreted principal amount plus accrued and unpaid interest, if any, payable in cash. Holders of the notes may also require the Company to repurchase all or part of their notes on June 15, 2010, for cash, at a repurchase price of 100% of the principal amount per note plus accrued and unpaid interest, if any. Holders of the notes may also require the Company to repurchase all or part of their notes on June 15, 2013 and June 15, 2018 at a repurchase price of 100% of the accreted principal amount per note plus accrued and unpaid interest, if any, and may be paid in cash, in shares of common stock or a combination of cash and shares of common stock.

Note 7 —	Income Taxes

      Provision for income taxes included Federal, state and foreign income taxes, at effective tax rates of 20.4% in 2004 and 26.0% in 2005, benefiting from a flat 17.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong for 2004 and 2005, respectively. The increase in the effective tax rate in 2005 is due to a greater proportion of income generated in the United States. As of March 31, 2005, we had net deferred tax assets of approximately $1.9 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. On October 22, 2004, the American Jobs Creation Act of 2004 (the “AJC Act”) was signed into law. The AJC Act creates a one-time incentive for U.S. corporations to repatriate undistributed earnings from their international subsidiaries by providing an 85% dividends-received deduction for certain international earnings. The deduction is available to corporations during the tax year that includes October 22, 2004 or in the immediately subsequent tax year. The Company is in the process of evaluating whether it will repatriate any international earnings under the provisions of the AJC Act.

Note 8 —	Earnings Per Share

      The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,

	2004			2005

		Weighted			Weighted
		Average			Average
	Income	Shares	Per-Share	Income	Shares	Per-Share

Earnings per share — basic
Income available to common stockholders	$3,791	25,276	$0.15	$10,084	26,560	$0.38

Effect of dilutive securities
Convertible senior notes payable	902	4,900		839	4,900
Options and warrants	—	500		—	796

Earnings per share — diluted
Income available to common stockholders plus assumed exercises and conversion	$4,693	30,676	$0.15	$10,923	32,256	$0.34

      Basic earnings per share has been computed using the weighted average number of common shares outstanding. Diluted earnings per share has been computed using the weighted average number of common

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

shares and common share equivalents outstanding (which consist of warrants, options, and convertible debt to the extent they are dilutive).

Note 9 —	Common Stock and Preferred Stock

      The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.

      During the three months ended March 31, 2005, the Company issued 245,000 shares of restricted stock to two officers and five non-employee directors of the Company at a value of approximately $5.3 million. The Company also issued 186,687 shares of common stock on the exercise of options for a total of $1.8 million.

      In August 2004, the Company issued 25,749 shares of its common stock valued at approximately $0.5 million in connection with the 2001 acquisition of Kidz Biz.

      In June 2004, the Company issued 749,005 shares of its common stock valued at $14.9 million in connection with the acquisition of the assets of Play Along, Inc., Play Along (Hong Kong) Limited and PA Distribution, Inc. (collectively, “Play Along”) (Note 10).

      In February 2003, the Company’s Board of Directors approved a buyback of up to $20 million of its common stock. During 2003, the Company repurchased and retired 554,500 shares of its common stock at an aggregate cost of approximately $6.1 million. Although there were no common stock repurchases during 2004 and 2005, the Company evaluates buyback opportunities on an ongoing basis and will buy back the approximately $13.9 million of common stock still available under the buyback program if and when it deems such a repurchase to be in the Company’s best interests.

Note 10 —	Business Combinations

      On June 10, 2004, the Company purchased substantially all of the assets and assumed certain liabilities of Play Along. The total initial purchase price of $85.7 million consisted of cash paid in the amount of $70.8 million and the issuance of 749,005 shares of the Company common stock valued at $14.9 million and resulted in goodwill of $57.0 million. In addition, the Company agreed to pay an earn-out of up to $10.0 million per year for the four calendar years following the acquisition up to an aggregate amount of $30.0 million based on the achievement of certain financial performance criteria which will be recorded as goodwill when and if earned. For the year ended December 31, 2004, $10.0 million of the earn-out was earned and recorded as goodwill as of December 31, 2004. Accordingly, the annual maximum earn-out for the remaining three years through December 31, 2007 is approximately $6.7 million, or an aggregate of $20.0 million. Play Along designs and produces traditional toys, which it distributes domestically and internationally. This acquisition expands the Company’s product offerings in the pre-school area and brings it new product development and marketing talent. The Company’s results of operations have included Play Along from the date of acquisition. In accordance with SFAS No. 141, “Business Combinations”, the allocation of the purchase price was based on studies and valuations performed.

      The total amount of goodwill from the Play Along acquisition is expected to be deductible for income tax purposes. The total purchase price, including the earn-out of $10.0 million earned in 2004, was allocated to the

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

estimated fair value of assets acquired and liabilities assumed, as set forth in the following table (in thousands):

Estimated fair value:
Current assets acquired	$24,063
Property and equipment, net	546
Other assets	3,184
Liabilities assumed	(21,250)
Intangible assets other than goodwill	22,100
Goodwill	67,043

$95,686

      The following unaudited pro forma information represents the Company’s consolidated results of operations as if the acquisition of Play Along had occurred on January 1, 2004 and after giving effect to certain adjustments including the elimination of certain general and administrative expenses and other income and expense items not attributable to on-going operations, interest expense, and related tax effects. Such pro forma information does not purport to be indicative of operating results that would have been reported had the acquisitions of Play Along occurred on January 1, 2004 or future operating results (in thousands, except per share data).

	Three Months Ended
	March 31,

	2004	2005

Net Sales	$100,955	$134,676

Net income	$8,874	$10,084

Earnings per share — basic	$0.34	$0.38

Weighted average shares outstanding — basic	26,025	26,560

Earnings per share — diluted	$0.28	$0.34

Weighted average shares and equivalents outstanding — diluted	31,425	32,256

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 11 —	Employee Stock-based Compensation

      At March 31, 2005, the Company had stock-based employee compensation plans and accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, certain options had been repriced in October 2000 resulting in compensation adjustments, which have been reflected in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation (in thousands, except per share data):

	Three Months
	Ended March 31,

	2004	2005

Net income, as reported	$3,791	$10,084
Add(deduct): Stock-based employee compensation expense included in reported net income, net of related tax effects	797	(230)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,123)	(698)

Pro forma net income	$3,465	$9,156

Earnings per share:
Basic — as reported	$0.15	$0.38

Basic — pro forma	$0.14	$0.34

Diluted — as reported	$0.15	$0.34

Diluted — pro forma	$0.14	$0.31

      In 2004 and 2005, the fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: risk-free rate of interest of 2.75%; dividend yield of 0%, with volatility of 135.2%; and expected lives of five years.

Note 12 —	Comprehensive Income

      The table below presents the components of the Company’s comprehensive income for the three months ended March 31, 2004 and 2005 (in thousands):

	For the
	Three Months
	Ended March 31,

	2004	2005

Net income	$3,791	$10,084
Other comprehensive income (loss):
Foreign currency translation adjustment	(242)	(11)

Other comprehensive income (loss)	(242)	(11)

Comprehensive income	$3,549	$10,073

Note 13 —	Recent Accounting Pronouncement

      The Company uses the intrinsic-value method of accounting for stock options granted to employees. As required by the Company’s existing stock plans, stock options are granted at, or above, the fair market value of

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

the Company’s stock, and, accordingly, no compensation expense is recognized for these grants in the consolidated statements of operations. The Company records compensation expense related to other stock-based awards, such as restricted stock grants, over the vesting period of the award. In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which amends SFAS 123, “Accounting for Stock-Based Compensation”, and SFAS 95, “Statement of Cash Flows,” was issued. SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements, and requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS 123(R) is effective for the Company as of January 1, 2006. The adoption of SFAS 123(R)’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on its overall financial position. While the Company cannot estimate the level of share-based payments to be issued in the future, based on the stock options that are currently outstanding, the Company expects that the adoption of SFAS 123(R) will result in a non-cash charge to operations in 2006 of approximately $2.5 million. In addition, there will be additional expense for options granted in future periods.

Note 14 —	Litigation

      On October 19, 2004, the Company was named as a defendant in a lawsuit commenced by WWE (the “WWE Action”). The complaint also named as defendants, among others, the joint venture with THQ Inc., certain of the Company’s foreign subsidiaries and the Company’s three executive officers, Jack Friedman, Stephen Berman and Joel Bennett. In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York (the “Class Actions”), alleging damages associated with the facts alleged in the WWE Action.

      The Company believes that the claims in the WWE Action and the Class Actions are without merit and it intends to defend vigorously against them. Because these actions are in their preliminary stages, however, the Company cannot give any assurance as to the outcome of the actions, nor can it estimate the range of its potential losses.

      Three shareholder derivative actions have also been filed against the Company, nominally, and against certain of the Company’s Board members (the “Derivative Actions”). The Derivative Actions seek to hold the individual defendants liable for damages allegedly caused to the Company by their actions, and, in one of the Derivative Actions, seeks restitution to the Company of profits, benefits and other compensation obtained by them.

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

Recent Developments

      In June 2004, we purchased substantially all of the assets and assumed certain liabilities from Play Along. The total initial purchase price of $85.7 million consisted of cash paid in the amount of $70.8 million and the issuance of 749,005 shares of our common stock valued at $14.9 million and resulted in goodwill of $57.0 million. In addition, we agreed to pay an earn-out of up to $10.0 million per year for the four calendar years following the acquisition up to an aggregate amount of $30.0 million based on the achievement of certain financial performance criteria which will be recorded as goodwill when and if earned. For the year ended December 31, 2004, $10.0 million of the earn-out was earned and recorded as goodwill as of December 31, 2004. Accordingly, the annual maximum earn-out for the remaining three years through December 31, 2007 is approximately $6.7 million, or an aggregate of $20.0 million. Play Along designs and produces traditional toys, which it distributes domestically and internationally. This acquisition expands our product offerings in the pre-school area and brings new product development and marketing talent to us. Our results of operations have included Play Along from the date of acquisition.

Results of Operations

      The following unaudited table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	Three Months
	Ended
	March 31,

	2004	2005

Net sales	100.0%	100.0%
Cost of sales	58.8	59.7

Gross profit	41.2	40.3
Selling, general and administrative expenses	34.6	30.1

Income from operations	6.6	10.2
Profit from joint venture	0.5	—
Interest, net	(0.7)	(0.1)

Income before provision for income taxes	6.4	10.1
Provision for income taxes	1.3	2.6

Net income	5.1%	7.5%

Comparison of the Three Months Ended March 31, 2005 and 2004

      Net Sales. Net sales were $134.7 million in 2005 compared to $74.0 million in 2004, representing an increase of 82%. The increase in net sales was primarily due to an increase in sales of our traditional toy products of $25.8 million, including TV Games, WWE action figures and accessories and wheels products, the addition of $30.8 million in sales from our recent Play Along acquisition and an increase in international sales of $9.3 million, partially offset by a decrease in sales of our crafts and activities and writing instruments of $5.1 million. Sales of our seasonal products of $9.2 million, including water guns and junior sports toys, were comparable to 2004.

      With the addition of Play Along, in addition to our other on-going initiatives in product development and marketing, we believe that the increased level of net sales of traditional toys should continue throughout 2005.

      Gross Profit. Gross profit increased $23.7 million, or 78%, to $54.2 million, or 40.3% of net sales, in 2005 from $30.5 million, or 41.2% of net sales, in 2004. The overall increase in gross profit was attributable to the increase in net sales. The decrease in gross profit margin of 0.9% of net sales was primarily due to an increase in royalty expense as a percentage of net sales due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalties and the write-off of advances and guarantees related to expired or discontinued licenses, offset in part by lower product costs and tool and mold amortization.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $40.5 million in 2005 and $25.6 million in 2004, constituting 30.1% and 34.6% of net sales, respectively. The overall increase of $14.9 million in such costs was primarily due to the increase in direct selling expenses and an increase in legal and accounting expenses ($1.2 million), and the addition of overhead related to the operations of Play Along ($3.7 million). Due to the comparable grants of restricted stock awards and the increase in the price of our common stock in 2004 compared to a moderate decrease in the price of our common stock in 2005, we had stock-based compensation charges of $0.4 million compared to $1.7 million in 2004. The increase in direct selling expenses ($10.4 million) is primarily due to an increase in advertising and promotional expenses in 2005 in support of the sell-through of our various products at retail. We produced and aired television commercials in support of several of our products, including WWE action figures, TV Games, Care Bears, Cabbage Patch Kids, Fly Wheels and Flying Colors products in 2005, and WWE, Mucha Lucha and Dragon Ball action figures and Flying Colors products in 2004. From time to time, we may increase our advertising efforts, if we deem it appropriate for particular products.

      Profit from Joint Venture. Profit from joint venture in 2005 was $0.2 million as compared to $0.4 million in 2004 with stronger sales of existing titles in 2004 compared to 2005.

      Interest, Net. Interest income increased due to higher average cash balances and interest rates during 2005 than in 2004. Interest expense of $1.1 million for the convertible senior notes payable was comparable to 2004.

      Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes, at effective tax rates of 20.4% in 2004 and 26.0% in 2005, benefiting from a flat 17.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong for 2004 and 2005, respectively. The increase in the effective tax rate in 2005 is due to a greater proportion of income generated in the United States. As of March 31, 2005, we had net deferred tax assets of approximately $1.9 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. On October 22, 2004, the American Jobs Creation Act of 2004 (the “AJC Act”) was signed into law. The AJC Act creates a one-time incentive for U.S. corporations to repatriate undistributed earnings from their international subsidiaries by providing an 85% dividends-received deduction for certain international earnings. The deduction is available to corporations during the tax year that includes October 22, 2004 or in the immediately subsequent tax year. The Company is in the process of evaluating whether it will repatriate any international earnings under the provisions of the AJC Act.

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

Recent Accounting Pronouncement

      We use the intrinsic-value method of accounting for stock options granted to employees. As required by our existing stock plans, stock options are granted at, or above, the fair market value of our stock, and, accordingly, no compensation expense is recognized for these grants in the consolidated statements of operations. We record compensation expense related to other stock-based awards, such as restricted stock grants, over the vesting period of the award. In December 2004, SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which amends SFAS 123, “Accounting for Stock-Based Compensation”, and SFAS 95, “Statement of Cash Flows,” was issued. SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements, and requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS 123(R) is effective for us as of January 1, 2006. The adoption of SFAS 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. While we cannot estimate the level of share-based payments to be issued in the future, based on the stock options that are currently outstanding, we expect that the adoption of SFAS 123(R) will result in a non-cash charge to operations in 2006 of approximately $2.5 million. In addition, there will be additional expense for options granted in future periods.

Liquidity and Capital Resources

      As of March 31, 2005, we had working capital of $251.9 million, as compared to $229.5 million as of December 31, 2004. This increase was primarily attributable to our operating results.

      Operating activities provided net cash of $6.9 million in 2005, as compared to $21.4 million in 2004. Net cash was provided primarily by net income which was adjusted for non-cash charges and credits, including earned compensation from stock option grants and restricted stock grants and depreciation and amortization, as well as an increase in the cash received from the preferred return from THQ joint venture, decreases in accounts receivable and prepaid expenses and other current assets and an increase in income taxes payable, which were offset in part by an increase in inventory and a decrease in accounts payable and accrued expenses and reserves for sales returns and allowances. Our accounts receivable turnover as measured by days sales outstanding in accounts receivable increased from approximately 50 days as of December 31, 2004 to approximately 52 days as of March 31, 2005 primarily due to a shift in sales to domestic sales origin from FOB China, which carry shorter payment terms and a shift in domestic sales to customers with longer payment terms. Other than open purchase orders, issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of March 31, 2005, we had cash and cash equivalents and marketable securities of $194.0 million.

      Our investing activities used net cash of $14.3 million in 2005, as compared to providing $3.2 million in 2004, consisting primarily of cash paid for the Play Along earn-out of $10.0 million and the purchase of office furniture and equipment, molds and tooling used in the manufacture of our products, other assets and the purchase of marketable securities. In 2004, our investing activities consisted primarily of cash received from the sale of marketable securities, offset in part by cash paid for the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products and other assets. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties ranging from 1% to 18% payable on net sales of such products. As of March 31, 2005, these agreements required future aggregate minimum guarantees of $29.5 million, exclusive of $12.3 million in advances already paid.

      Our financing activities provided net cash of $1.8 million in 2005, consisting of proceeds from the exercise of stock options. In 2004, financing activities provided net cash of $0.4 million, consisting of proceeds from the exercise of stock options, partially offset by the repayment of long-term debt.

      In February 2003, our Board of Directors approved a buyback of up to $20.0 million of our common stock. During 2003, we repurchased and retired 554,500 shares of our common stock at an aggregate cost of approximately $6.1 million. Although there were no common stock repurchases during 2004 and 2005, we evaluate buyback opportunities on an ongoing basis and will buy back the approximately $13.9 million of common stock still available under our buyback program if and when we deem such a repurchase to be in our best interests.

      In June 2003, we sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023 and received net proceeds of approximately $94.4 million. The notes may be converted at the option of the holders into shares of our common stock at any time at an initial conversion price of $20.00 per share, subject to certain circumstances. We pay cash interest on the notes at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year. After June 15, 2010, we will not pay cash interest on the notes. At maturity, on June 15, 2023, we will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance.

      We may redeem the notes at our option in whole or in part beginning on June 15, 2010, at 100% of their accreted principal amount plus accrued and unpaid interest, if any, payable in cash. Holders of the notes may also require us to repurchase all or part of their notes on June 15, 2010, for cash, at a repurchase price of 100% of the principal amount per note plus accrued and unpaid interest, if any. Holders of the notes may also require us to repurchase all or part of their notes on June 15, 2013 and June 15, 2018 at a repurchase price of 100% of the accreted principal amount per note plus accrued and unpaid interest, if any, and may be paid in cash, in shares of common stock or a combination of cash and shares of common stock.

      In June 2004, we purchased substantially all of the assets and assumed certain liabilities from Play Along. The total initial purchase price of $85.7 million consisted of cash paid in the amount of $70.8 million and the issuance of 749,005 shares of our common stock valued at $14.9 million and resulted in goodwill of $57.0 million. In addition, we agreed to pay an earn-out of up to $10.0 million per year for the four calendar years following the acquisition up to an aggregate amount of $30.0 million based on the achievement of certain financial performance criteria which will be recorded as goodwill when and if earned. For the year ended December 31, 2004, $10.0 million of the earn-out was earned and recorded as goodwill as of December 31, 2004. Accordingly, the annual maximum earn-out for the remaining three years through December 31, 2007 is approximately $6.7 million, or an aggregate of $20.0 million. Play Along designs and produces traditional toys, which it distributes domestically and internationally. This acquisition expands our product offerings in the pre-school area and brings new product development and marketing talent to us. Our results of operations have included Play Along from the date of acquisition.

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

      Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of

March 31, 2005, we have not used derivative instruments or engaged in hedging activities to minimize our market risk.

Interest Rate Risk

      In June 2003, we issued convertible senior notes payable of $98.0 million with a fixed interest rate of 4.625% per annum. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

Foreign Currency Risk

      We have wholly-owned subsidiaries in Hong Kong and in the United Kingdom. Sales by these operations made on FOB China or Hong Kong terms are denominated in U.S. dollars. However, purchases of inventory and Hong Kong operating expenses are typically denominated in Hong Kong dollars and domestic sales and operating expenses made in the United Kingdom are typically denominated in British Pounds, thereby creating exposure to changes in exchange rates. Changes in the British Pound or Hong Kong dollar/ U.S. dollar exchange rates may positively or negatively affect our gross margins, operating income and retained earnings. The British Pound gave rise to the other comprehensive loss in the balance sheet at March 31, 2005. The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to US$1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. We do not believe that near-term changes in these exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Hong Kong dollar or British Pound.

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

      WWE sought treble, punitive and other damages (including disgorgement of profits) in an undisclosed amount and a declaration that the video game license with the joint venture, which is scheduled to expire in 2009 (subject to the joint venture’s right to extend that license for an additional five years), and an amendment to our toy licenses with WWE, which are scheduled to expire in 2009, are void and unenforceable. This action alleged violations by the defendants of the Racketeer Influenced and Corrupt Organization Act (“RICO”) and the anti-bribery provisions of the Robinson-Patman Act, and various claims under state law.

      On February 16, 2005, we filed a motion to dismiss the WWE Action. On March 30, 2005, the day before WWE’s opposition to our motion was due, WWE filed an amended complaint seeking, among other things, to add the Chief Executive Officer of THQ as a defendant and to add a claim under the Sherman Act. On March 31, 2005, the WWE sent a letter to the Court proposing, inter alia, a briefing schedule for defendants’ motions to dismiss the amended complaint. On April 6, 2005, the Court denied WWE’s application, ordered WWE to identify how the amended complaint responds to the dispositive motions raised by defendants, and ordered the parties to appear at a conference on April 27, 2005. At the conference, the Court ordered that by May 6, 2005, WWE is to identify how the amended complaint responds to the dispositive motions raised by defendants and to address whether costs should be assessed in connection with legal work required of defendants in these circumstances.

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

Date: May 6, 2005