Form 10-K/A
period 2004-12-31
JAKKS PACIFIC INC
filed 2005-05-12
CIK 1009829

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
Documents Incorporated by Reference
None.

EXPLANATORY NOTE

     On May 9, 2005, the Company was notified by Nasdaq that the wording used in Exhibits 31.1 and 31.2 (the “302 Certifications”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 10-K”) was inaccurate. As such, the Company is hereby amending the 2004 10-K to revise the introductory sentence of Section 4 of each of the 302 Certifications, so that such Section 4 now accurately reflects that the Company’s certifying officers are responsible for establishing and maintaining not only disclosure controls and procedures, but also internal control over financial reporting.

     The balance of the 2004 10-K remains unchanged.

     In its notice, Nasdaq did not state that the Company had failed to satisfy any specific rule or standard for continued listing, yet did state that the Company was obligated to file this Amendment No. 1.

     Except for disclosures affected by the revisions to Exhibits 31.1 and 31.2, this Amendment No. 1 speaks as of the original filing date of the 2004 10-K on March 31, 2005, and does not modify or update disclosures in the 2004 10-K to reflect events occurring or items discovered after March 31, 2005. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to March 31, 2005.

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
Dated: May 12, 2005

JAKKS PACIFIC, INC.

By:	/s/ JACK FRIEDMAN

Jack Friedman
Chairman and
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JACK FRIEDMAN Jack Friedman	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	May 12, 2005

/s/ JOEL M. BENNETT Joel M. Bennett	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 12, 2005

/s/ STEPHEN G. BERMAN Stephen G. Berman	Director	May 12, 2005

/s/ DAN ALMAGOR Dan Almagor	Director	May 12, 2005

/s/ DAVID C. BLATTE David C. Blatte	Director	May 12, 2005

/s/ ROBERT E. GLICK Robert E. Glick	Director	May 12, 2005

/s/ MICHAEL G. MILLER Michael G. Miller	Director	May 12, 2005

/s/ MURRAY L. SKALA Murray L. Skala	Director	May 12, 2005

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2.1	By-Laws of the Company (2)
3.2.2	Amendment to By-Laws of the Company (3)
10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.3	Amended and Restated Employment Agreement between the Company and Jack Friedman, dated as of March 26, 2003 (9)
10.4	Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of March 26, 2003 (9)
10.5	Amended and Restated Employment Agreement between the Company and Joel M. Bennet, dated March 26, 2003 (9)
10.6.1	October 13, 2004 Termination Agreement and General Release between the Company and Michael Bianco (10)
10.6.2	October 13, 2004 Consulting Agreement between the Company and Michael Bianco (10)
10.7	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (11)
10.8	Lease dated as of November 21, 2000 between Grand Avenue Venture, LLC and JP Ferrero Parkway, Inc. (12)
10.9	Form of Restricted Stock Agreement (9)
14	Code of Ethics (13)
21	Subsidiaries of the Company (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Jack Friedman (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Joel Bennett (*)
32.1	Section 1350 Certification of Jack Friedman (*)
32.2	Section 1350 Certification of Joel Bennett (*)

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.

(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.

(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.

(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.

(9)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, filed March 31, 2003, and incorporated herein by reference.

(10)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on October 15, 2004, and incorporated herein by reference.

(11)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.

(12)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed April 2, 2001, and incorporated herein by reference.

(13)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.

(*)	Filed herewith.