Form 10-Q
period 2005-06-30
JAKKS PACIFIC INC
filed 2005-08-09
CIK 1009829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

          The number of shares outstanding of the issuer’s common stock is 26,692,184 (as of August 9, 2005).

JAKKS PACIFIC, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended June 30, 2005

ITEMS IN FORM 10-Q

		Page

Facing page
Part I	FINANCIAL INFORMATION
Item 1	Financial Statements	2
	Condensed consolidated balance sheets — December 31, 2004 and June 30, 2005 (unaudited)	2
	Condensed consolidated statements of income for the three and six months ended June 30, 2004 and 2005 (unaudited)	3
	Condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2005 (unaudited)	4
	Notes to condensed consolidated financial statements (unaudited)	5
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4	Controls and Procedures	20
Part II	OTHER INFORMATION
Item 1	Legal Proceedings	21
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3	Defaults Upon Senior Securities	None
Item 4	Submission of Matters to a Vote of Security Holders	None
Item 5	Other Information	22
Item 6	Exhibits	24
Signatures		25
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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2004	June 30, 2005

	(In thousands, except share amounts)
	(*)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$176,544	$192,538
Marketable securities	19,047	—
Accounts receivable, net of allowances for uncollectible accounts of $7,058 and $5,620, respectively	102,266	77,248
Inventory, net of reserves for potential product obsolescence of $8,042 and $10,590, respectively	50,000	72,158
Prepaid expenses and other current assets	24,682	26,937

Total current assets	372,539	368,881

Property and equipment
Office furniture and equipment	6,823	7,292
Molds and tooling	28,818	29,807
Leasehold improvements	2,572	3,088

Total	38,213	40,187
Less accumulated depreciation and amortization	27,273	29,439

Property and equipment, net	10,940	10,748
Investment in joint venture	9,816	4,017
Goodwill, net	258,331	262,754
Trademarks, net	17,768	17,768
Intangibles and other, net	27,368	24,670

Total assets	$696,762	$688,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$53,641	$33,031
Accrued expenses	55,335	42,698
Reserve for sales returns and allowances	23,173	20,264
Income taxes payable	10,847	16,526

Total current liabilities	142,996	112,519
Deferred income taxes	4,281	3,385
Convertible senior notes	98,000	98,000

Total liabilities	245,277	213,904

Stockholders’ equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 26,234,016 and 26,690,820 shares issued and outstanding, respectively	26	27
Additional paid-in capital	276,642	282,005
Retained earnings	176,564	198,290
Deferred compensation from restricted stock	—	(3,458)
Accumulated comprehensive loss	(1,747)	(1,930)

Total stockholders’ equity	451,485	474,934

Total liabilities and stockholders’ equity	$696,762	$688,838

(*)	Derived from audited financial statements

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2004 and 2005 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2005	2004	2005

	(In thousands, except per share data)
Net sales	$109,395	$127,091	$183,381	$261,767
Cost of sales	68,114	79,018	111,634	159,482

Gross profit	41,281	48,073	71,747	102,285
Selling, general and administrative expenses	32,960	33,459	58,542	73,996

Income from operations	8,321	14,614	13,205	28,289
Profit from joint venture	4	1,153	364	1,303
Interest, net	(688)	(35)	(1,169)	(233)

Income before provision for income taxes	7,637	15,732	12,400	29,359
Provision for income taxes	1,633	4,090	2,605	7,633

Net income	$6,004	$11,642	$9,795	$21,726

Earnings per share — basic	$0.24	$0.44	$0.39	$0.82

Earnings per share — diluted	$0.22	$0.39	$0.38	$0.73

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2004 and 2005 (Unaudited)

	Six Months Ended
	June 30,

	2004	2005

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,795	$21,726

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,416	7,423
Compensation for fully vested stock options	4,451	(1,409)
Restricted stock compensation	1,624	1,249
Loss on disposal of property and equipment	26	85
Change in operating assets and liabilities
Accounts receivable	4,222	26,650
Inventory	(5,930)	(18,574)
Prepaid expenses and other current assets	(756)	(3,002)
Investment in joint venture	5,611	5,799
Accounts payable	8,932	(21,013)
Accrued expenses	3,672	(2,891)
Reserve for sales returns and allowances	341	(3,127)
Income taxes payable	412	5,680
Deferred income taxes	(653)	(49)

Total adjustments	28,368	(3,179)

Net cash provided by operating activities	38,163	18,547

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for net assets acquired, net of cash acquired	(67,684)	(20,610)
Purchase of property and equipment	(2,345)	(2,847)
Purchase of other assets	(1,904)	5
Net sale (purchase) of marketable securities	66	19,047

Net cash used by investing activities	(71,867)	(4,405)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercised	662	2,067
Repayment of long-term debt	(61)	—

Net cash provided by financing activities	601	2,067

Foreign currency translation adjustment	—	(215)

Net increase (decrease) in cash and cash equivalents	(33,103)	15,994
Cash and cash equivalents, beginning of period	118,182	176,544

Cash and cash equivalents, end of period	$85,079	$192,538

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$354	$3,628

Interest	$2,267	$2,267

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
June 30, 2005

Note 1 —	Basis of Presentation

      The accompanying 2004 and 2005 unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K/A, which contains financial information for the three years in the period ended December 31, 2004.

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

      The Company is a worldwide producer and marketer of children’s toys and related products, principally engaged in the design, development, production and marketing of traditional toys, including boys’ action figures, vehicles and playsets, craft and activity products, writing instruments, compounds, girls’ toys, plush, construction toys, and infant and preschool toys, as well as pet treats, toys and related pet products. The Company’s reportable segments are North America Toys, Pet Products and International.

      The North America Toys segment, which includes the United States and Canada, and the International segment, which includes sales to non-North American markets, include the design, development, production and marketing of children’s toys and related products, and Pet Products includes the design, development, production and marketing of pet treats, toys and related pet products.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and six months ended June 30, 2004 and 2005 and as of December 31, 2004 and June 30, 2005 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2005	2004	2005

Net Sales
North America Toys	$98,462	$99,175	$165,269	$219,867
Pet Products	—	1,081	—	1,081
International	10,933	26,835	18,112	40,819

	$109,395	$127,091	$183,381	$261,767

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2005	2004	2005

Operating Income
North America Toys	$7,490	$11,404	$11,902	$23,659
Pet Products	—	124	—	124
International	831	3,086	1,303	4,506

	$8,321	$14,614	$13,205	$28,289

	December 31,	June 30,
	2004	2005

Assets
North America Toys	$632,693	$537,531
Pet Products	—	5,859
International	64,069	145,448

	$696,762	$688,838

      The following tables present information about the Company by geographic area as of December 31, 2004 and June 30, 2005 and for the three and six months ended June 30, 2004 and 2005 (in thousands):

	December 31,	June 30,
	2004	2005

Long-lived Assets
United States	$278,734	$280,324
Hong Kong	30,484	30,432
Europe	2,783	2,783

	$312,001	$313,539

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2005	2004	2005

Net Sales by Geographic Area
United States	$96,836	$97,111	$162,496	$214,178
Europe	7,968	12,659	14,123	19,408
Canada	1,626	3,145	2,773	6,770
Hong Kong	915	8,814	1,242	13,602
Other	2,050	5,362	2,747	7,809

	$109,395	$127,091	$183,381	$261,767

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2005	2004	2005

Net Sales by Product Group
Traditional Toys	$71,877	$102,532	$118,531	$215,517
Craft/Activities/Writing Products	28,248	18,686	45,093	29,987
Seasonal Products	9,270	4,792	19,757	15,182
Pet Products	—	1,081	—	1,081

	$109,395	$127,091	$183,381	$261,767

Major Customers

      Net sales to major customers for the three and six months ended June 30, 2004 and 2005 were approximately as follows (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,

	2004		2005		2004		2005

		Percentage		Percentage		Percentage		Percentage
	Amount	of Net Sales	Amount	of Net Sales	Amount	of Net Sales	Amount	of Net Sales

Wal-Mart	$36,986	33.8%	$23,249	18.3%	$64,770	35.3%	$61,630	23.5%
Toys ‘R’ Us	13,703	12.5	13,479	10.6	24,299	13.3	26,356	10.1
Target	11,795	10.8	20,346	16.0	17,761	9.7	33,010	12.6

	$62,484	57.1%	$57,074	44.9%	$106,830	58.3%	$120,996	46.2%

      Wal-Mart accounts for a large percentage of the toy industry’s sales at retail and the proportion of the Company’s sales to Wal-Mart is consistent with this. No other customer accounted for more than 10% of our total net sales.

      At June 30, 2005 and December 31, 2004, the Company’s three largest customers accounted for approximately 53.4% and 58.1%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 3 —	Marketable Securities

      At June 30, 2005, the Company had no marketable securities. At December 31, 2004 the cost of marketable securities approximated fair market value.

Note 4 —	Inventories

      Net inventories include the ex-factory cost of goods, in-bound freight, duty and warehouse costs and are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	December 31,	June 30,
	2004	2005

Raw materials	$1,557	$5,282
Finished goods	48,443	66,876

	$50,000	$72,158

Note 5 —	Reserve for Sales Returns and Allowances

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

      The Company’s reserve for sales returns and allowances amounted to $23.2 million as of December 31, 2004, compared to $20.3 million as of June 30, 2005. The decrease was due primarily to the timing of customer deductions offset in part by an increase in sales of electronic products which have higher defective rates than the Company’s other products.

Note 6 —	Convertible Senior Notes

      In June 2003, the Company sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023 and received net proceeds of approximately $94.4 million. The notes may be converted at the option of the holders into shares of the Company’s common stock at any time at an initial conversion price of $20.00 per share, subject to certain circumstances. The notes provide for the cash payment of interest on the notes at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year. Accordingly, after June 15, 2010, interest will accrue on the outstanding notes. At maturity, on June 15, 2023, the Company will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance.

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

      Provision for income taxes included Federal, state and foreign income taxes at effective tax rates of 21.4% in 2004 and 26.0% in 2005, benefiting from a flat 17.5% Hong Kong Corporation Tax on the Company’s income arising in, or derived from, Hong Kong for each of 2004 and 2005. The increase in the effective tax rate in 2005 is due to a greater proportion of income generated in the United States. As of June 30, 2005, we had net deferred tax assets of approximately $1.9 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. On October 22, 2004, the American Jobs Creation Act of 2004 (the “AJC Act”) was signed into law. The AJC Act creates a one-time incentive for U.S. corporations to repatriate undistributed earnings from their international subsidiaries by providing an 85% dividends-received deduction for certain international earnings. The deduction is available to corporations during the tax year that includes October 22, 2004 or in the immediately subsequent tax year. The Company is in the process of evaluating whether it will repatriate any international earnings under the provisions of the AJC Act.

Note 8 —	Earnings Per Share

      The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,

	2004			2005

		Weighted			Weighted
		Average			Average
	Income	Shares	Per-Share	Income	Shares	Per-Share

Earnings per share — basic
Income available to common stockholders	$6,004	25,502	$0.24	$11,642	26,678	$0.44

Effect of dilutive securities
Convertible senior notes	891	4,900		839	4,900
Options and warrants	—	721		—	651

Earnings per share — diluted
Income available to common stockholders plus assumed exercises and conversion	$6,895	31,123	$0.22	$12,481	32,229	$0.39

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Six Months Ended June 30,

	2004			2005

		Weighted			Weighted
		Average			Average
	Income	Shares	Per-Share	Income	Shares	Per-Share

Earnings per share — basic
Income available to common stockholders	$9,795	25,388	$0.39	$21,726	26,620	$0.82

Effect of dilutive securities
Convertible senior notes	1,790	4,900		1,677	4,900
Options and warrants	—	602		—	719

Earnings per share — diluted
Income available to common stockholders plus assumed exercises and conversion	$11,585	30,890	$0.38	$23,403	32,239	$0.73

      Basic earnings per share has been computed using the weighted average number of common shares outstanding. Diluted earnings per share has been computed using the weighted average number of common shares and common share equivalents outstanding (which consist of warrants, options, and convertible debt to the extent they are dilutive).

Note 9 —	Common Stock and Preferred Stock

      The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.

      During the six months ended June 30, 2005, the Company issued 245,000 shares of restricted stock to two officers and five non-employee directors of the Company at a value of approximately $5.2 million. The Company also issued 211,804 shares of common stock on the exercise of options for a total of $2.1 million.

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

      On June 13, 2005, the Company purchased substantially all of the operating assets and assumed certain liabilities relating to the Pet Pal line of pet products, including toys, treats and related pet products. The total initial purchase price of $10.6 million was paid in cash. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $25.0 million in cash based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. Goodwill of $4.2 million arose from this

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

transaction, which represents the excess of the purchase price over the fair value of assets acquired less the liabilities assumed. This acquisition expands the Company’s product offerings and distribution channels.

      In June 2004, the Company purchased substantially all of the assets and assumed certain liabilities of Play Along. The total initial purchase price of $85.7 million consisted of cash paid in the amount of $70.8 million and the issuance of 749,005 shares of the Company common stock valued at $14.9 million and resulted in goodwill of $57.0 million. In addition, the Company agreed to pay an earn-out of up to $10.0 million per year for the four calendar years following the acquisition up to an aggregate amount of $30.0 million based on the achievement of certain financial performance criteria which will be recorded as goodwill when and if earned. For the year ended December 31, 2004, $10.0 million of the earn-out was earned and recorded as goodwill as of December 31, 2004. Accordingly, the annual maximum earn-out for the remaining three years through December 31, 2007 is approximately $6.7 million, or an aggregate of $20.0 million. Play Along designs and produces traditional toys, which it distributes domestically and internationally. This acquisition expands the Company’s product offerings in the pre-school area and brings it new product development and marketing talent. The Company’s results of operations have included Play Along from the date of acquisition.

      The total amount of goodwill from the Play Along acquisition is expected to be deductible for income tax purposes. The total purchase price, including the earn-out of $10.0 million earned in 2004, was allocated based on studies and valuations performed to the estimated fair value of assets acquired and liabilities assumed, as set forth in the following table:

Estimated fair value (in thousands):
Current assets acquired	$24,063
Property and equipment, net	546
Other assets	3,184
Liabilities assumed	(22,250)
Intangible assets other than goodwill	22,100
Goodwill	68,043

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

	Three Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2004

Net Sales	$127,112	$228,067

Net income	$1,657	$10,531

Earnings per share — basic	$0.06	$0.40

Weighted average shares outstanding — basic	26,084	26,055

Earnings per share — diluted	$0.08	$0.39

Weighted average shares and equivalents outstanding — diluted	31,705	31,565

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 11 —	Goodwill

      The changes in the carrying amount of goodwill for the six months ended June 30, 2005 are as follows (in thousands):

Balance at beginning of period	$258,331
Goodwill acquired during the period (See Note 10)	4,168
Adjustments to goodwill during the period	255

Balance at end of period	$262,754

Note 12 —	Intangible Assets

      Intangible assets consists primarily of licenses, product lines, debt offering costs from our convertible senior notes and trademarks. Amortized intangible assets are included in the Intangibles and other, net, in the accompanying balance sheets. Trademarks is disclosed separately in the accompanying balance sheets. Intangible assets are as follows (in thousands):

		December 31, 2004			June 30, 2005

	Useful	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Lives	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized Intangible Assets:
Licenses	Varies	$22,435	$(5,169)	$17,266	$23,635	$(8,556)	$15,079
Product lines	Varies	17,700	(16,732)	968	17,700	(17,216)	484
Customer relationships	Varies	1,300	(389)	911	1,846	(516)	1,330
Non-compete/ Employment contracts	Varies	2,748	(344)	2,404	2,748	(693)	2,055
Debts offering costs	20 Years	3,705	(292)	3,413	3,705	(384)	3,321

Total amortized intangible assets		47,888	(22,926)	24,962	49,634	(27,365)	22,269
Unamortized Intangible Assets:
Trademarks	indefinite	17,768	N/A	17,768	17,768	N/A	17,768

Total		$65,656	$(22,926)	$42,730	$67,402	$(27,365)	$40,037

      For the three and six months ended June 30, 2005, the Company’s aggregate amortization expense related to intangible assets was $2.2 million and $4.4 million, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 13 —	Employee Stock-based Compensation

      At June 30, 2005, the Company had stock-based employee compensation plans and accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Generally, stock-based employee compensation cost is not reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation (in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2005	2004	2005

Net income, as reported	$6,004	$11,642	$9,795	$21,726
Add(deduct): Stock-based employee compensation expense included in reported net income, net of related tax effects	2,712	(813)	3,516	(1,043)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(876)	(643)	(1,811)	(1,289)

Pro forma net income	$7,840	$10,186	$11,500	$19,394

Earnings per share:
Basic — as reported	$0.24	$0.44	$0.39	$0.82

Basic — pro forma	$0.31	$0.38	$0.45	$0.73

Diluted — as reported	$0.22	$0.39	$0.38	$0.73

Diluted — pro forma	$0.28	$0.34	$0.43	$0.65

      In 2004 and 2005, the fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: risk-free rate of interest of 4% and 3.25%, respectively; dividend yield of 0%, with volatility of 80.1% and 133.4%, respectively; and expected lives of five years.

Note 14 —	Comprehensive Income

      The table below presents the components of the Company’s comprehensive income for the three and six months ended June 30, 2004 and 2005 (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2005	2004	2005

Net income	$6,004	$11,642	$9,795	$21,726
Other comprehensive income (loss):
Foreign currency translation adjustment	74	(172)	(169)	(183)

Other comprehensive income (loss)	74	(172)	(169)	(183)

Comprehensive income	$6,078	$11,470	$9,626	$21,543

Note 15 —	Recent Accounting Pronouncement

      The Company uses the intrinsic-value method of accounting for stock options granted to employees. As required by the Company’s existing stock plans, stock options are granted at, or above, the fair market value of

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

the Company’s stock, and, accordingly, no compensation expense is recognized for these grants in the consolidated statements of operations. The Company records compensation expense related to other stock-based awards, such as restricted stock grants, over the vesting period of the award. In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which amends SFAS 123, “Accounting for Stock-Based Compensation”, and SFAS 95, “Statement of Cash Flows,” was issued. SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements, and requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS 123(R) is effective for the Company as of January 1, 2006. The adoption of SFAS 123(R)’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on its overall financial position. While the Company cannot estimate the level of share-based payments to be issued in the future, based on the stock options that are outstanding as of June 30, 2005, the Company expects that the adoption of SFAS 123(R) will result in a non-cash charge to operations in 2006 of approximately $3.3 million. In addition, there will be additional expense for options granted in future periods.

Note 16 —	Litigation

      In October 2004, the Company was named as a defendant in a lawsuit commenced by WWE (the “WWE Action”). The complaint also named as defendants, among others, the joint venture with THQ Inc., certain of the Company’s foreign subsidiaries and the Company’s three executive officers, Jack Friedman, Stephen Berman and Joel Bennett. In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York (the “Class Actions”), alleging damages associated with the facts alleged in the WWE Action.

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

Recent Developments

      On June 13, 2005, we purchased substantially all of the operating assets and assumed certain liabilities relating to the Pet Pal line of pet products, including toys, treats and related pet products. The total initial purchase price of $10.6 million was paid in cash. In addition, we agreed to pay an earn-out of up to an aggregate amount of $25.0 million in cash based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. Goodwill of $4.2 million arose from this transaction, which represents the excess of the purchase price over the fair value of assets acquired less liabilities assumed. This acquisition expands our product offerings and distribution channels.

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

Results of Operations

      The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2005	2004	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.3	62.2	60.9	60.9

Gross profit	37.7	37.8	39.1	39.1
Selling, general and administrative expenses	30.1	26.3	31.9	28.3

Income from operations	7.6	11.5	7.2	10.8
Profit from joint venture	—	0.9	0.2	0.5
Interest, net	(0.6)	—	(0.7)	(0.1)

Income before provision for income taxes	7.0	12.4	6.7	11.2
Provision for income taxes	1.5	3.2	1.4	2.9

Net income	5.5%	9.2%	5.3%	8.3%

Comparison of the Three Months Ended June 30, 2005 and 2004

      Net Sales. Net sales were $127.1 million in 2005 compared to $109.4 million in 2004, representing an increase of 16.2%. The increase in net sales was primarily due to an increase in sales of our traditional toy products of $12.1 million, with increases in WWE action figures and accessories and wheels products and the full quarter impact of the addition of acquired Play Along product of $11.8 million offset in part by decreases in TV Games and other action figures, and an increase in international sales of $17.4 million including an increase in sales of TV Games, partially offset by decreases in sales of our crafts and activities and writing instruments of $8.6 million and our seasonal products of $4.4 million with our Funnoodle line adversely impacted by competition at retail in 2005. The Company has secured alternate sources of manufacturing for the Funnoodle products resulting in lower costs which it expects will enable it to expand distribution of this product line in 2006. Additionally, net sales included approximately $1.1 million of Pet Pal products.

      Gross Profit. Gross profit increased $6.8 million, or 16.5%, to $48.1 million, or 37.8% of net sales, in 2005 from $41.3 million, or 37.7% of net sales, in 2004. The overall increase in gross profit was attributable to the increase in net sales. Gross profit margin remained comparable to 2004 with royalty expense having increased as a percentage of net sales due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalties, partially offset in part by lower product costs and tool and mold amortization.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $33.5 million in 2005 and $33.0 million in 2004, constituting 26.3% and 30.1% of net sales, respectively. The overall increase of $0.5 million in such costs was primarily due to increases in direct selling expenses ($2.2 million), product development costs ($2.1 million) and amortization expense related to intangible assets other than goodwill acquired in the Play Along acquisition, offset in part by a decrease in stock-based compensation. Comparable grants of restricted stock awards and the increase in the price of our common stock in 2004 compared to a decrease in the price of our common stock in 2005, resulted in a stock-based compensation benefit of $0.6 million in 2005 compared to charges of $4.3 million in 2004. The increase in direct selling expenses is primarily due to an increase in advertising and promotional expenses of $1.3 million in 2005 in support of the sell-through of our various products at retail. We produce and air television commercials in support of several of our product lines. From time to time, we may increase or decrease our advertising efforts, if we deem it appropriate for particular products.

      Profit from Joint Venture. Profit from joint venture in 2005 was $1.2 million as compared to $4,000 in 2004 due to the release of one new game and stronger carryover sales of existing titles in 2005 compared to 2004 in which period no new games were released.

      Interest, Net. Interest income increased due to higher average cash balances and interest rates during 2005 than in 2004. Interest expense of $1.1 million for the convertible senior notes payable was comparable to 2004.

      Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes at effective tax rates of 21.4% in 2004 and 26.0% in 2005, benefiting from a flat 17.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong for each of 2004 and 2005. The increase in the effective tax rate in 2005 is due to a greater proportion of income generated in the United States. As of June 30, 2005, we had net deferred tax assets of approximately $1.9 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. On October 22, 2004, the American Jobs Creation Act of 2004 (the “AJC Act”) was signed into law. The AJC Act creates a one-time incentive for U.S. corporations to repatriate undistributed earnings from their international subsidiaries by providing an 85% dividends-received deduction for certain international earnings. The deduction is available to corporations during the tax year that includes October 22, 2004 or in the immediately subsequent tax year. The Company is in the process of evaluating whether it will repatriate any international earnings under the provisions of the AJC Act.

Comparison of the Six Months Ended June 30, 2005 and 2004

      Net Sales. Net sales were $261.8 million in 2005 compared to $183.4 million in 2004, representing an increase of 42.7%. The increase in net sales was primarily due to an increase in sales of our traditional toy products of $68.7 million, with increases in TV Games, WWE action figures and accessories and wheels products and the addition of $41.1 million in sales from product lines acquired in our recent Play Along acquisition, and an increase in international sales of $26.7 million including an increase in sales of TV Games, partially offset by decreases in sales of our crafts and activities and writing instruments of $13.6 million and our seasonal products of $4.5 million. Our Funnoodle line was adversely impacted by competition at retail in 2005. The Company has secured alternate sources of manufacturing for the Funnoodle products resulting in lower costs which it expects will enable it to expand distribution of this product line in 2006. Additionally, net sales included approximately $1.1 million of Pet Pal products.

      With the addition of Play Along, in addition to our other on-going initiatives in product development and marketing, we believe that the increased level of net sales of traditional toys should continue throughout 2005.

      Gross Profit. Gross profit increased $30.5 million, or 42.6%, to $102.3 million, or 39.1% of net sales, in 2005 from $71.7 million, or 39.1% of net sales, in 2004. The overall increase in gross profit was attributable to the increase in net sales. Gross profit margin remained unchanged with royalty expense having increased as a percentage of net sales due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalties and the write-off of advances and guarantees related to expired or discontinued licenses, offset in part by lower product costs and tool and mold amortization.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $74.0 million in 2005 and $58.5 million in 2004, constituting 28.3% and 31.9% of net sales, respectively. The overall increase of $15.5 million in such costs was primarily due to increases in direct selling expenses ($12.5 million), product development costs ($2.8 million) and legal and accounting expenses ($1.2 million), and amortization expense related to intangible assets other than goodwill and additional overhead related to the operations of Play Along. Comparable grants of restricted stock awards and the increase in the price of our common stock in 2004 compared to a decrease in the price of our common stock in 2005 resulted in a stock-based compensation benefit of $0.2 million in 2005 compared to charges of $6.0 million in 2004. The increase in direct selling expenses is primarily due to an increase in advertising and promotional expenses of $10.6 million in 2005 in support of the sell-through of our various products at retail. We produce and air television commercials in support of several of our product lines. From time to time, we may increase or decrease our advertising efforts, if we deem it appropriate for particular products.

      Profit from Joint Venture. Profit from joint venture in 2005 was $1.3 million as compared to $0.4 million in 2004 due to the release of a new game and stronger sales of existing titles in 2005 compared to 2004 in which period no new games were released.

      Interest, Net. Interest income increased due to higher average cash balances and interest rates during 2005 than in 2004. Interest expense of $2.3 million for the convertible senior notes payable was comparable to 2004.

      Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes at effective tax rates of 21.0% in 2004 and 26.0% in 2005, benefiting from a flat 17.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong for each of 2004 and 2005. The increase in the effective tax rate in 2005 is due to a greater proportion of income generated in the United States. As of June 30, 2005, we had net deferred tax assets of approximately $1.9 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. On October 22, 2004, the American Jobs Creation Act of 2004 (the “AJC Act”) was signed into law. The AJC Act creates a one-time incentive for U.S. corporations to repatriate undistributed earnings from their international subsidiaries by providing an 85% dividends-received deduction for certain international earnings. The deduction is available to corporations during the tax year that includes October 22, 2004 or in the immediately subsequent tax year. The Company is in the process of evaluating whether it will repatriate any international earnings under the provisions of the AJC Act.

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

Recent Accounting Pronouncement

      We use the intrinsic-value method of accounting for stock options granted to employees. As required by our existing stock plans, stock options are granted at, or above, the fair market value of our stock, and, accordingly, no compensation expense is recognized for these grants in the consolidated statements of operations. We record compensation expense related to other stock-based awards, such as restricted stock grants, over the vesting period of the award. In December 2004, SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which amends SFAS 123, “Accounting for Stock-Based Compensation”, and SFAS 95, “Statement of Cash Flows,” was issued. SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements, and requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS 123(R) is effective for us as of January 1, 2006. The adoption of SFAS 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. While we cannot estimate the level of share-based payments to be issued in the future, based on the stock options that are outstanding as of June 30, 2005, we expect that the adoption of SFAS 123(R) will result in a non-cash charge to operations in 2006 of approximately $3.3 million. In addition, there will be additional expense for options granted in future periods.

Liquidity and Capital Resources

      As of June 30, 2005, we had working capital of $256.4 million compared to $229.5 million as of December 31, 2004. This increase was primarily attributable to our operating results.

      Operating activities provided net cash of $18.5 million in 2005, as compared to $38.2 million in 2004. Net cash was provided primarily by net income which was adjusted for non-cash charges and credits, including earned compensation from stock option grants and restricted stock grants and depreciation and amortization, as well as by the cash received from the preferred return from THQ joint venture, decreases in accounts receivable and an increase in income taxes payable, which were offset in part by increases in inventory and prepaid expenses and other current assets and decreases in accounts payable, accrued expenses and reserves for sales returns and allowances. Our accounts receivable turnover as measured by days sales outstanding in accounts receivable increased from approximately 50 days as of December 31, 2004 to approximately 55 days as of June 30, 2005 primarily due to a shift in sales to domestic sales origin from FOB China, which carry shorter payment terms and a shift in domestic sales to customers with longer payment terms. Other than open purchase orders, issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of June 30, 2005, we had cash and cash equivalents of $192.5 million.

      Our investing activities used net cash of $4.4 million in 2005, as compared to $71.9 million in 2004, consisting primarily of cash paid for the Play Along earn-out of $10.0 million, the purchase of net assets in the Pet Pal acquisition and the purchase of office furniture and equipment, molds and tooling used in the manufacture of our products, partially offset by the sale of marketable securities. In 2004, our investing activities consisted primarily of cash paid for the purchase of net assets from Play Along, the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products and other assets, partially offset by the sale of marketable securities. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties ranging from 1% to 18%

payable on net sales of such products. As of June 30, 2005, these agreements required future aggregate minimum guarantees of $24.5 million, exclusive of $15.9 million in advances already paid.

      Our financing activities provided net cash of $2.1 million in 2005, consisting of proceeds from the exercise of stock options. In 2004, financing activities provided net cash of $0.7 million, consisting of proceeds from the exercise of stock options, partially offset by the repayment of long-term debt.

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

      In June 2003, we sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023 and received net proceeds of approximately $94.4 million. The notes may be converted at the option of the holders into shares of our common stock at any time at an initial conversion price of $20.00 per share, subject to certain circumstances. Cash interest on the notes is payable at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, on June 15 and December 15 of each year. After June 15, 2010, interest will accrue on the outstanding notes until maturity. At maturity, on June 15, 2023, we will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance.

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

      On June 13, 2005, we purchased substantially all of the operating assets and assumed certain liabilities relating to the Pet Pal line of pet products, including toys, treats and related pet products. The total initial purchase price of $10.6 million was paid in cash. In addition, we agreed to pay an earn-out of up to an aggregate amount of $25.0 million in cash based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. Goodwill of $4.2 million arose from this transaction, which represents the excess of the purchase price over the fair value of assets acquired less liabilities assumed. This acquisition expands our product offerings and distribution channels.

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

      We believe that our cash flow from operations, cash and cash equivalents on hand and marketable securities will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. We intend to finance our long-term liquidity requirements out of net cash provided by operations and cash on hand.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of June 30, 2005, we have not used derivative instruments or engaged in hedging activities to minimize our market risk.

Interest Rate Risk

      In June 2003, we issued convertible senior notes payable of $98.0 million which remain outstanding as of June 30, 2005, with a fixed interest rate of 4.625% per annum. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

Foreign Currency Risk

      We have wholly-owned subsidiaries in Hong Kong and in the United Kingdom. Sales by these operations made on FOB China or Hong Kong terms are denominated in U.S. dollars. However, purchases of inventory and Hong Kong operating expenses are typically denominated in Hong Kong dollars and domestic sales and operating expenses made in the United Kingdom are typically denominated in British Pounds, thereby creating exposure to changes in exchange rates. Changes in the British Pound or Hong Kong dollar/ U.S. dollar exchange rates may positively or negatively affect our gross margins, operating income and retained earnings. The British Pound gave rise to the other comprehensive loss in the balance sheet at June 30, 2005. The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to US$1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. We do not believe that near-term changes in these exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Hong Kong dollar or British Pound.

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

      On February 16, 2005, we filed a motion to dismiss the WWE Action. On March 30, 2005, the day before WWE’s opposition to our motion was due, WWE filed an amended complaint seeking, among other things, to add the Chief Executive Officer of THQ as a defendant and to add a claim under the Sherman Act. On March 31, 2005, the WWE sent a letter to the Court proposing, inter alia, a briefing schedule for defendants’ motions to dismiss the amended complaint. On April 6, 2005, the Court denied WWE’s application, ordered WWE to identify how the amended complaint responds to the dispositive motions raised by defendants, and ordered the parties to appear at a conference on April 27, 2005. At the conference, the Court ordered that by May 6, 2005, WWE was to identify how the amended complaint responded to the dispositive motions raised by defendants and to address whether costs should be assessed in connection with legal work required of defendants in these circumstances. WWE filed its letter on May 6, 2005; we responded on May 13, 2005; and WWE replied to that response on May 23, 2005. A court conference has been scheduled for August 18, 2005.

      In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York: (1) Garcia v. Jakks Pacific, Inc. et al., Civil Action No. 04-8807 (filed on November 5, 2004, (2) Jonco Investors, LLC v. Jakks Pacific, Inc. et al., Civil Action No. 04-9021 (filed on November 16, 2004), (3) Kahn v. Jakks Pacific, Inc. et al., Civil Action No. 04-8910 (filed on November 10, 2004), (4) Quantum Equities L.L.C. v. Jakks Pacific, Inc. et al., Civil Action No. 04-8877 (filed on November 9, 2004), and (5) Irvine v. Jakks Pacific, Inc. et al., Civil Action No. 04-9078 (filed on November 16, 2004) (the “Class Actions”). The complaints in the Class Actions allege that defendants issued positive statements concerning increasing sales of our WWE licensed products which were false and misleading because the WWE licenses had allegedly been obtained through a pattern of commercial bribery, our relationship with the WWE was being negatively impacted by the WWE’s contentions and there was an increased risk that the WWE would either seek modification or nullification of the licensing agreements with us. Plaintiffs also allege that we misleadingly failed to disclose the alleged fact that the WWE licenses were obtained through an unlawful bribery scheme. The Class Actions seek compensatory and other damages in an undisclosed amount, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by each of the defendants (namely the Company and Messrs. Friedman, Berman and Bennett), and violations of Section 20(a) of the Exchange Act by Messrs. Friedman, Berman and Bennett. On January 25, 2005, the Court consolidated the Class Actions under the caption In re JAKKS Pacific, Inc. Shareholders Class Action Litigation, Civil Action No. 04-8807. On May 11, 2005, the Court appointed co-lead counsels and provided until July 11, 2005, for an amended complaint to be filed; until September 9, 2005 for a motion to dismiss to be filed; until November 8, 2005 for opposition to be filed; and until December 8, 2005 for a reply to be filed. On July 11, 2005, a consolidated amended class action complaint was filed on behalf of purchasers of our common stock between December 3, 1999 and October 19, 2004.

      We believe that the claims in the WWE Action and the Class Actions are without merit and we intend to defend vigorously against them. However, because these Actions are in their preliminary stages, we cannot assure you as to the outcome of the Actions, nor can we estimate the range of our potential losses.

      On December 2, 2004, a shareholder derivative action was filed in the Southern District of New York by Freeport Partner, LLC against us, nominally, and against Messrs. Friedman, Berman and Bennett, Freeport Partners v. Friedman, et al., Civil Action No. 04-9441 (the “Derivative Action”). The Derivative Action seeks to hold the individual defendants liable for damages allegedly caused to us by their actions and in particular to hold them liable on a contribution theory with respect to any liability we incur in connection with the Class Actions. On or about February 10, 2005, a second shareholder derivative action was filed in the Southern District of New York by David Oppenheim against us, nominally, and against Messrs. Friedman, Berman, Bennett, Blatte, Glick, Miller and Skala, Civil Action 05-2046 (the “Second Derivative Action”). The Second Derivative Action seeks to hold the individual defendants liable for damages allegedly caused to us by their actions as a result of alleged breaches of their fiduciary duties. On or about March 16, 2005, a third shareholder derivative action was filed. It is captioned Warr v. Friedman, Berman, Bennett, Blatte, Glick, Miller, Skala, and Jakks (as a nominal defendant), and it was filed in the Superior Court of California, Los Angeles County (the “Third Derivative Action”). The Third Derivative Action seeks to hold the individual defendants liable for (1) damages allegedly caused to us by their alleged breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment; and (2) restitution to us of profits, benefits and other compensation obtained by them. Stays and/or extensions of time to respond have been negotiated with plaintiffs’ counsel in the derivative actions, but plaintiffs’ counsel in the Second Derivative Action and the Third Derivative Action have the right to terminate the stay and/or refuse to renew the extension of the time to respond.

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

Item 5.	Other Information

      In March 2003 we amended and restated our employment agreements with each of our executive officers, Jack Friedman, Stephen Berman and Joel Bennett.

      The agreements for Messrs. Friedman and Berman provide, inter alia, that for each fiscal year between 2005 through 2010, their respective bonuses will depend on our achieving certain earnings per share growth targets, with such earnings per share growth targets to be determined annually by the Compensation Committee of our Board of Directors. This bonus will be paid in accordance with the terms and conditions of our 2002 Stock Award and Incentive Plan (the “Plan”). The criteria for their respective 2005 bonuses have been set by the Compensation Committee, with the 2005 bonus for each of them equaling the sum of the following clauses (i) and (ii):

(i) the percentage set forth on the following table which corresponds to the increase in our Adjusted EPS (as defined below) for 2005 over the Adjusted EPS during 2004, multiplied by their respective base salaries in 2005:

Adjusted EPS Growth	% of Salary

<1%	0%
1 — 1.999%	50%
2 — 4.999%	100%
5 — 9.999%	125%
10 — 12.999%	150%
13 — 14.999%	175%
≥15%	200%

(ii) the percentage set forth on the following table which corresponds to the increase in our Adjusted EPS for 2005 over the average Adjusted EPS during 2003, 2004 and 2005, multiplied by their respective base salaries in 2005:

Adjusted EPS Growth	% of Salary

16% — 16.999	10%
17 — 17.999%	20%
18 — 18.999%	30%
19 — 19.999%	40%
20 — 20.999%	50%
21 — 21.999%	60%
22 — 22.999%	70%
23 — 23.999%	80%
24 — 24.999%	90%
≥25%	100%

      The Compensation Committee further resolved that a performance bonus be established for Mr. Bennett for 2005 in an amount equal to the percentage set forth on the following table which corresponds to the increase in our Adjusted EPS for 2005 over the Adjusted EPS during 2004, multiplied by Mr. Bennett’s base salary in 2005:

Adjusted EPS Growth	% of Salary

<1%	0%
1 — 1.999%	20%
2 — 4.999%	35%
5 — 9.999%	50%
10 — 12.999%	65%
13 — 14.999%	80%
≥15%	100%

      The term “Adjusted EPS” was defined by the Compensation Committee to mean the net income per share of our common stock, calculated on a fully-diluted basis as determined by our then current auditors in accordance with GAAP, applied on a basis consistent with past periods, as adjusted in the sole discretion of the Compensation Committee to take account of extraordinary or special items, or the effect of acquisitions during 2005, or as otherwise may be permitted by the Plan, and such determination by the auditors, absent manifest error, as adjusted by the Compensation Committee, will be conclusive and binding upon us and the respective executive.

      The foregoing is only a summary of certain of the terms of our employment agreements with these named executives. For a complete description, copies of such agreements are annexed herein in their entirety as exhibits or are otherwise incorporated herein by reference.

Item 6.	Exhibits

Number		Description

3	.1.1	Restated Certificate of Incorporation of the Company(1)
3	.1.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company(2)
3	.2.1	By-Laws of the Company(1)
3	.2.2	Amendment to By-Laws of the Company(3)
4.1		Indenture, dated as of June 9, 2003, by and between the Registrant and Wells Fargo Bank, N.A.(4)
4.2		Form of 4.625% Convertible Senior Note(4)
4.3		Registration Rights Agreement, dated as of June 9, 2003, by and among the Registrant and Bear, Stearns & Co. Inc.(4)
10.1		Amended and Restated Employment Agreement between the Company and Jack Friedman, dated as of March 26, 2003(5)
10.2		Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of March 26, 2003(5)
10.3		Amended and Restated Employment Agreement between the Company and Joel M. Bennett, dated March 26, 2003(5)
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(6)
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(6)
32.1		Section 1350 Certification of Chief Executive Officer(6)
32.2		Section 1350 Certification of Chief Financial Officer(6)

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(2)	Filed previously as exhibit 4.1.2 of the Company’s Registration Statement on Form S-3 (Reg. No. 333-74717), filed on March 9, 1999, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003, and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, filed March 31, 2003, and incorporated herein by reference.

(6)	Filed herewith.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

By:	/s/ JOEL M. BENNETT

Joel M. Bennett
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: August 9, 2005