Form 10-Q
period 2005-09-30
JAKKS PACIFIC INC
filed 2005-11-08
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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
(310) 456-7799

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

          The number of shares outstanding of the issuer’s common stock is 26,924,523 (as of November 8, 2005).

JAKKS PACIFIC, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
Quarter Ended September 30, 2005
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

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2004	September 30, 2005

	(*)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$176,544	$228,053
Marketable securities	19,047	—
Accounts receivable, net of allowances for uncollectible accounts of $7,058 and $2,766, respectively	102,266	144,334
Inventory, net	50,000	73,876
Prepaid expenses and other current assets	24,682	30,830

Total current assets	372,539	477,093

Property and equipment
Office furniture and equipment	6,823	7,253
Molds and tooling	28,818	31,059
Leasehold improvements	2,572	3,584

Total	38,213	41,896
Less accumulated depreciation and amortization	27,273	30,095

Property and equipment, net	10,940	11,801
Investment in video game joint venture	9,816	3,609
Goodwill, net	258,331	262,880
Trademarks, net	17,768	17,768
Intangibles and other, net	27,368	20,835

Total assets	$696,762	$793,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$53,641	$56,900
Accrued expenses	55,335	69,457
Reserve for sales returns and allowances	23,173	27,400
Income taxes payable	10,847	30,162

Total current liabilities	142,996	183,919
Deferred income taxes	4,281	4,237
Convertible senior notes	98,000	98,000

Total liabilities	245,277	286,156

Stockholders’ equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 26,234,016 and 26,918,994 shares issued and outstanding, respectively	26	27
Additional paid-in capital	276,642	281,229
Retained earnings	176,564	231,043
Deferred compensation from restricted stock	—	(2,434)
Accumulated comprehensive loss	(1,747)	(2,035)

Total stockholders’ equity	451,485	507,830

Total liabilities and stockholders’ equity	$696,762	$793,986

(*)	Derived from audited financial statements
See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)

	2004	2005	2004	2005

Net sales	$206,083	$233,500	$389,464	$495,266
Cost of sales	124,282	140,048	235,916	299,529

Gross profit	81,801	93,452	153,548	195,737
Selling, general and administrative expenses	51,884	46,234	110,426	120,229

Income from operations	29,917	47,218	43,122	75,508
Profit from video game joint venture	911	238	1,275	1,541
Other expense	—	(1,401)	—	(1,401)
Interest, net	(785)	251	(1,954)	17

Income before provision for income taxes	30,043	46,306	42,443	75,665
Provision for income taxes	6,788	13,553	9,393	21,186

Net income	$23,255	$32,753	$33,050	$54,479

Earnings per share — basic	$0.89	$1.22	$1.29	$2.04

Earnings per share — diluted	$0.76	$1.05	$1.14	$1.77

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	(Unaudited)

	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,050	$54,479

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,859	11,344
Compensation for fully vested stock options	5,857	(2,355)
Restricted stock compensation	2,695	1,542
Write-off of investment in Chinese joint venture	—	1,401
Loss on disposal of property and equipment	59	103
Change in operating assets and liabilities
Accounts receivable	(31,109)	(40,437)
Inventory	1,468	(20,418)
Prepaid expenses and other current assets	(3,531)	(1,795)
Investment in video game joint venture	4,832	6,207
Accounts payable	15,794	2,856
Accrued expenses	38,328	23,867
Reserve for sales returns and allowances	2,666	4,009
Income taxes payable	7,380	19,315
Deferred income taxes	(978)	(4,295)

Total adjustments	53,320	1,344

Net cash provided by operating activities	86,370	55,823

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for net assets acquired, net of cash acquired	(68,063)	(20,610)
Purchase of property and equipment	(4,565)	(5,491)
Purchase of other assets	(2,137)	92
Net sale (purchase) of marketable securities	(78)	19,047

Net cash used by investing activities	(74,843)	(6,962)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercised	2,148	2,968
Repayment of long-term debt	(61)	—

Net cash provided by financing activities	2,087	2,968

Foreign currency translation adjustment	—	(320)

Net increase (decrease) in cash and cash equivalents	13,614	51,509
Cash and cash equivalents, beginning of period	118,182	176,544

Cash and cash equivalents, end of period	$131,796	$228,053

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$707	$7,792

Interest	$2,267	$2,267

      Non cash investing and financing activity:

In June 2004, the Company issued 749,005 shares of its common stock valued at approximately $14.9 million in connection with the acquisition of Play Along, and in August 2004, the Company issued 25,749 shares of its common stock valued at approximately $0.5 million in connection with the 2001 acquisition of Kidz Biz.

In September 2005, two executive officers acquired 215,982 shares of common stock in a cashless exercise through their surrender of an aggregate of 101,002 shares of restricted stock at a value of $1.7 million. This restricted stock was subsequently retired by the Company.
See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2005

Note 1 —	Basis of Presentation
      The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with Management’s Discussion and Analysis and the financial statements and the notes thereto included in the Company’s Form 10-K/A, which contains financial information for the three years in the period ended December 31, 2004.
      The information provided in this report reflects all adjustments (consisting solely of normal recurring items and the write-off of the investment in a Chinese joint venture) that are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods presented. Interim results are not necessarily indicative of results to be expected for a full year.
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
      Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and nine months ended September 30, 2004 and 2005 and as of December 31, 2004 and September 30, 2005 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2005	2004	2005

Net Sales
North America Toys	$185,731	$203,963	$351,000	$423,830
Pet Products	—	3,514	—	4,595
International	20,352	26,023	38,464	66,841

	$206,083	$233,500	$389,464	$495,266

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2005	2004	2005

Operating Income
North America Toys	$26,962	$41,245	$38,863	$64,904
Pet Products	—	711	—	835
International	2,955	5,262	4,259	9,769

	$29,917	$47,218	$43,122	$75,508

	December 31,	September 30,
	2004	2005

Assets
North America Toys	$632,693	$693,549
Pet Products	—	11,949
International	64,069	88,488

	$696,762	$793,986

      The following tables present information about the Company by geographic area as of December 31, 2004 and September 30, 2005 and for the three and nine months ended September 30, 2004 and 2005 (in thousands):

	December 31,	September 30,
	2004	2005

Long-lived Assets
United States	$278,734	$278,853
Hong Kong	30,484	33,539
Europe	2,783	—

	$312,001	$312,392

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2005	2004	2005

Net Sales by Geographic Area
United States	$177,568	$198,369	$340,063	$412,547
Europe	14,892	13,481	29,016	32,889
Canada	8,164	9,108	10,936	15,878
Hong Kong	1,226	6,830	2,469	20,431
Other	4,233	5,712	6,980	13,521

	$206,083	$233,500	$389,464	$495,266

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2005	2004	2005

Net Sales by Product Group
Traditional Toys	$182,523	$210,713	$301,054	$426,230
Craft/Activities/Writing Products	22,321	17,989	67,414	47,976
Seasonal Products	1,239	1,284	20,996	16,465
Pet Products	—	3,514	—	4,595

	$206,083	$233,500	$389,464	$495,266

Major Customers
      Net sales to major customers for the three and nine months ended September 30, 2004 and 2005 were approximately as follows (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,

	2004		2005		2004		2005

		Percentage		Percentage		Percentage		Percentage
	Amount	of Net Sales	Amount	of Net Sales	Amount	of Net Sales	Amount	of Net Sales

Wal-Mart	$70,522	34.2%	$75,604	32.4%	$108,218	27.8%	$131,545	26.6%
Toys ‘R’ Us	24,677	12.0	34,553	14.8	39,580	10.2	54,831	11.1
Target	18,597	9.0	21,493	9.2	26,722	6.9	50,060	10.1

	$113,796	55.2%	$131,650	56.4%	$174,520	44.9%	$236,436	47.8%

      Wal-Mart accounts for a large percentage of the toy industry’s sales at retail and the proportion of the Company’s sales to Wal-Mart is consistent with this. No other customer accounted for more than 10% of the Company’s total net sales.
      At September 30, 2005 and December 31, 2004, the Company’s three largest customers accounted for approximately 62.5% and 58.1%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

Note 3 —	Marketable Securities
      At September 30, 2005, the Company had no marketable securities. At December 31, 2004 the cost of marketable securities approximated fair market value.

Note 4 —	Inventories
      Net inventories include the ex-factory cost of goods, in-bound freight, duty and warehouse costs and are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	December 31,	September 30,
	2004	2005

Raw materials	$1,557	$5,344
Finished goods	48,443	68,532

	$50,000	$73,876

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 5 —	Revenue Recognition and Reserve for Sales Returns and Allowances
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
      The Company also participates in cooperative advertising arrangements with some customers, whereby it allows a discount from invoiced product amounts in exchange for customer purchased advertising that features the Company’s products. Typically, these discounts range from 1% to 6% of gross sales, and are generally based on product purchases or on specific advertising campaigns. Such amounts are accrued when the related revenue is recognized or when the advertising campaign is initiated. These cooperative advertising arrangements are accounted for as direct selling expenses.
      The Company’s reserve for sales returns and allowances amounted to $27.4 million as of September 30, 2005, compared to $23.2 million as of December 31, 2004. The increase was due primarily to the overall increase in net sales including an increase in sales of electronic products which have higher defective rates than the Company’s other products.

Note 6 —	Convertible Senior Notes
      In June 2003, the Company sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023 and received net proceeds of approximately $94.4 million. The notes may be converted at the option of the holders into shares of the Company’s common stock at any time at an initial conversion price of $20.00 per share, subject to certain circumstances. The notes provide for the cash payment of interest at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year. After June 15, 2010, interest will accrue on the outstanding notes until maturity. At maturity, the Company will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance.
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
      Provision for income taxes included Federal, state and foreign income taxes at effective tax rates of 22.1% in 2004 and 28.0% in 2005, benefiting from a flat 17.5% Hong Kong Corporation Tax on the Company’s income arising in, or derived from, Hong Kong for each of 2004 and 2005. The increase in the effective tax rate in 2005 is due to a greater proportion of taxable income generated in the United States. As of September 30, 2005, the Company had net deferred tax assets of approximately $6.2 million for which no

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In October 2004, the American Jobs Creation Act of 2004 (the “AJC Act”) was signed into law. The AJC Act creates a one-time incentive for U.S. corporations to repatriate undistributed earnings from their international subsidiaries by providing an 85% dividends-received deduction for certain international earnings. The deduction is available to corporations during the tax year that includes October 2004 or in the immediately subsequent tax year. The Company is in the process of evaluating how much, if any, of its international earnings it will repatriate under the provisions of the AJC Act.

Note 8 —	Earnings Per Share
      The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,

	2004			2005

		Weighted			Weighted
		Average			Average
	Income	Shares	Per-Share	Income	Shares	Per-Share

Earnings per share — basic
Income available to common stockholders	$23,255	26,167	$0.89	$32,753	26,778	$1.22

Effect of dilutive securities
Convertible senior notes	877	4,900		801	4,900
Options and warrants	—	852		—	410

Earnings per share — diluted
Income available to common stockholders plus assumed exercises and conversion	$24,132	31,919	$0.76	$33,554	32,088	$1.05

	Nine Months Ended September 30,

	2004			2005

		Weighted			Weighted
		Average			Average
	Income	Shares	Per-Share	Income	Shares	Per-Share

Earnings per share — basic
Income available to common stockholders	$33,050	25,650	$1.29	$54,479	26,673	$2.04

Effect of dilutive securities
Convertible senior notes	2,648	4,900		2,448	4,900
Options and warrants	—	693		—	609

Earnings per share — diluted
Income available to common stockholders plus assumed exercises and conversion	$35,698	31,243	$1.14	$56,927	32,182	$1.77

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
      During the nine months ended September 30, 2005, the Company issued 245,000 shares of restricted stock to two executive officers and five non-employee directors of the Company at a value of approximately $5.2 million. The Company also issued 540,980 shares of common stock on the exercise of options for a total of $4.7 million, including 215,982 shares of common stock acquired by two executive officers in a cashless exercise through their surrender of an aggregate of 101,002 shares of restricted stock at a value of $1.7 million. This restricted stock was subsequently retired by the Company.
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
      In February 2003, the Company’s Board of Directors approved a buyback of up to $20.0 million of its common stock. During 2003, the Company repurchased and retired 554,500 shares of its common stock at an aggregate cost of approximately $6.1 million. Although there were no common stock repurchases during 2004 and 2005, the Company evaluates buyback opportunities on an ongoing basis and will buy back the approximately $13.9 million of common stock still available under the buyback program if and when it deems such a repurchase to be in the Company’s best interests.

Note 10 —	Business Combinations and Chinese Joint Venture
      On June 13, 2005, the Company purchased substantially all of the operating assets and assumed certain liabilities relating to the Pet Pal line of pet products, including toys, treats and related pet products. The total initial purchase price of $10.6 million was paid in cash. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $25.0 million in cash based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. Goodwill of $4.3 million arose from this transaction, which represents the excess of the purchase price over the fair value of assets acquired less the liabilities assumed. This acquisition expands the Company’s product offerings and distribution channels. The Company’s results of operation have included Pet Pal from the date of acquisition. Proforma results of operations are not provided since the amounts are not material to the consolidated results of operations.
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

Nine Months
Ended
September 30,
2004

Net Sales	$434,150

Net income	$33,719

Earnings per share — basic	$1.29

Weighted average shares outstanding — basic	26,092

Earnings per share — diluted	$1.16

Weighted average shares and equivalents outstanding — diluted	31,243

      During 2005, the Company wrote off its $1.4 million investment in a Chinese joint venture to Other Expense based on its determination that none of the value would be realized.

Note 11 —	Goodwill
      The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 are as follows (in thousands):

Balance at beginning of period	$258,331
Goodwill acquired during the period (See Note 10)	4,294
Adjustments to goodwill during the period	255

Balance at end of period	$262,880

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 12 —	Intangible Assets
      Intangible assets consist primarily of licenses, product lines, debt offering costs from the Company’s convertible senior notes and trademarks. Amortized intangible assets are included in the Intangibles and other, net, in the accompanying balance sheets. Trademarks is disclosed separately in the accompanying balance sheets. Intangible assets are as follows (in thousands):

		December 31, 2004			September 30, 2005

	Useful	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Lives	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized Intangible Assets:
Licenses	Varies	$22,435	$(5,169)	$17,266	$23,635	$(10,318)	$13,317
Product lines	Varies	17,700	(16,732)	968	17,700	(17,458)	242
Customer relationships	Varies	1,300	(389)	911	1,846	(612)	1,234
Non-compete/ Employment contracts	Varies	2,748	(344)	2,404	2,748	(871)	1,877
Debt offering costs	20 Years	3,705	(292)	3,413	3,705	(430)	3,275

Total amortized intangible assets		47,888	(22,926)	24,962	49,634	(29,689)	19,945
Unamortized Intangible Assets:
Trademarks	indefinite	17,768	N/A	17,768	17,768	N/A	17,768

Total		$65,656	$(22,926)	$42,730	$67,402	$(29,689)	$37,713

      For the three and nine months ended September 30, 2005, the Company’s aggregate amortization expense related to intangible assets was $2.3 million and $6.7 million, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 13 —	Employee Stock-based Compensation
      At September 30, 2005, the Company had stock-based employee compensation plans and accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Generally, stock-based employee compensation cost is not reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2004	2005	2004	2005

Net income, as reported	$23,255	$32,753	$33,050	$54,479
Add(deduct): Stock-based employee compensation expense included in reported net income, net of related tax effects	1,088	(669)	4,562	(1,696)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,140)	(677)	(3,285)	(2,132)

Pro forma net income	$23,203	$31,407	$34,327	$50,651

Earnings per share:
Basic — as reported	$0.89	$1.22	$1.29	$2.04

Basic — pro forma	$0.89	$1.17	$1.34	$1.90

Diluted — as reported	$0.76	$1.05	$1.14	$1.77

Diluted — pro forma	$0.75	$1.00	$1.18	$1.65

      In 2004 and 2005, the fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: risk-free rate of interest of 1.75% and 3.75%, respectively; dividend yield of 0%, with volatility of 137.9% and 131.7%, respectively; and expected lives of five years.

Note 14 —	Comprehensive Income
      The table below presents the components of the Company’s comprehensive income for the three and nine months ended September 30, 2004 and 2005 (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2004	2005	2004	2005

Net income	$23,255	$32,753	$33,050	$54,479
Other comprehensive income (loss):
Foreign currency translation adjustment	67	(105)	(103)	(288)

Other comprehensive income (loss)	67	(105)	(103)	(288)

Comprehensive income	$23,322	$32,648	$32,947	$54,191

Note 15 —	Recent Accounting Pronouncement
      The Company uses the intrinsic-value method of accounting for stock options granted to employees. As required by the Company’s existing stock plans, stock options are granted at or above the fair market value of

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
the Company’s common stock on the grant date, and, accordingly, no compensation expense is recognized for these grants in the consolidated statements of operations. The Company records compensation expense related to other stock-based awards, such as restricted stock grants, over the vesting period of the award. In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires companies to measure all employee stock-based compensation using a fair value method and record such expense in its consolidated financial statements, and requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS 123(R) will be effective for the Company as of January 1, 2006. The adoption of SFAS 123(R)’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on its overall financial position. While the Company cannot estimate the level of share-based payments to be issued in the future, based on the stock options that are outstanding as of September 30, 2005, the Company expects that the adoption of SFAS 123(R) will result in a non-cash charge to operations in 2006 of approximately $3.2 million. In addition, there will be additional expense for options granted in future periods.

Note 16 —	Litigation
      In October 2004, the Company was named as a defendant in a lawsuit commenced by WWE (the “WWE Action”). The complaint also named as defendants, among others, the joint venture with THQ Inc., certain of the Company’s foreign subsidiaries and the Company’s three executive officers. In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York (the “Class Actions”), alleging damages associated with the facts alleged in the WWE Action.
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
Recent Developments
      On June 13, 2005, we purchased substantially all of the operating assets and assumed certain liabilities relating to the Pet Pal line of pet products, including toys, treats and related pet products. The total initial purchase price of $10.6 million was paid in cash. In addition, we agreed to pay an earn-out of up to an aggregate amount of $25.0 million in cash based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. Goodwill of $4.3 million arose from this transaction, which represents the excess of the purchase price over the fair value of assets acquired less liabilities assumed. This acquisition expands our product offerings and distribution channels. Our results of operations have included Pet Pal from the date of acquisition.
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
Results of Operations
      The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2005	2004	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.3	60.0	60.6	60.5

Gross profit	39.7	40.0	39.4	39.5
Selling, general and administrative expenses	25.1	19.8	28.3	24.2

Income from operations	14.6	20.2	11.1	15.3
Profit from video game joint venture	0.4	0.1	0.3	0.3
Other expense	—	(0.6)	—	(0.3)
Interest, net	(0.4)	0.1	(0.5)	—

Income before provision for income taxes	14.6	19.8	10.9	15.3
Provision for income taxes	3.3	5.8	2.4	4.3

Net income	11.3%	14.0%	8.5%	11.0%

Comparison of the Three Months Ended September 30, 2005 and 2004
      Net Sales. Net sales were $233.5 million in 2005 compared to $206.1 million in 2004, representing an increase of 13.3%. The increase in net sales was primarily due to an increase in sales of our Traditional Toy products of $20.3 million, with increases in WWE action figures and accessories, wheels products, Cabbage Patch Kids, Doodle Bear, and Sky Dancers, offset in part by decreases in TV Games, Care Bears and other action figures, and an increase in International sales of $6.6 million, including an increase in sales of TV Games, partially offset by decreases in sales of our Crafts and Activities and Writing instruments of $2.8 million. Additionally, net sales included approximately $3.3 million of the Pet Pal line of products, which we acquired in June 2005.
      Gross Profit. Gross profit increased $11.7 million, or 14.2%, to $93.5 million, or 40.0% of net sales, in 2005 from $81.8 million, or 39.7% of net sales, in 2004. The overall increase in gross profit was attributable to the increase in net sales. Gross profit margin increased by 0.3% from 2004 due to royalty expense having decreased as a percentage of net sales due to changes in the product mix to more products with lower royalty rates or proprietary products with no royalties, from products with higher royalty rates, offset in part by higher product costs and tool and mold amortization.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $46.2 million in 2005 and $51.9 million in 2004, constituting 19.8% and 25.1% of net sales, respectively. The overall decrease of $5.7 million in such costs was primarily due to decreases in general and administrative expenses ($4.1 million) and stock-based compensation ($3.1 million), offset in part by an increase in other direct selling expenses ($0.8 million) and amortization expense related to intangible assets other than goodwill acquired in the Play Along acquisition. The decrease in general and administrative expenses is primarily due to a decrease in legal costs ($4.5 million) and bad debt expense ($1.1 million), offset in part by an increase in bonus expense ($1.2 million). Comparable grants of restricted stock awards and the increase in the price of our common stock in 2004 compared to a decrease in the price of our common stock in 2005 resulted in a stock-based compensation benefit of $0.7 million in 2005 compared to a charge of $2.5 million in 2004. The increase in direct selling expenses is primarily due to increased sales volume incurred during the quarter, partially offset by a decrease in advertising and promotional expenses of $0.5 million in 2005 in support of the sell-through of our various products at retail. We produce and air television commercials in support of several of our product lines. From time to time, we may increase or decrease our advertising efforts, if we deem it appropriate for particular products.
      Profit from Video Game Joint Venture. Profit from our video game joint venture in 2005 was $0.2 million, as compared to $0.9 million in 2004, due to the release of one new game and stronger carryover sales of existing titles in 2005, offset by the payment of $0.8 million to THQ for their share of the profit on our sales of WWE themed TV Games, compared to 2004, in which period one new game was released.
      Other Expense. Other expense in 2005 of $1.4 million relates to the write-off of an investment in a Chinese joint venture. There were no such expenses in 2004.
      Interest, Net. Interest income increased due to higher average cash balances and higher interest rates during 2005 compared to 2004. Interest expense of $1.1 million for the convertible senior notes payable was comparable to 2004.
      Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes at effective tax rates of 22.6% in 2004 and 29.3% in 2005, benefiting from a flat 17.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong for each of 2004 and 2005. The increase in the effective tax rate in 2005 is due to a greater proportion of taxable income generated in the United States. As of September 30, 2005, we had net deferred tax assets of approximately $6.2 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In October 2004, the American Jobs Creation Act of 2004 (the “AJC Act”) was signed into law. The AJC Act creates a one-time incentive for U.S. corporations to repatriate undistributed earnings from their international subsidiaries by providing an 85% dividends-received deduction for certain international earnings. The deduction is available to corporations during the tax year that includes October 2004 or in the immediately subsequent tax year. The Company is in the process of evaluating how much, if any, of its international earnings it will repatriate under the provisions of the AJC Act.

Comparison of the Nine Months Ended September 30, 2005 and 2004
      Net Sales. Net sales were $495.3 million in 2005 compared to $389.5 million in 2004, representing an increase of 27.2%. The increase in net sales was primarily due to an increase in sales of our Traditional Toy products of $89.0 million, with increases in WWE action figures and accessories and wheels products, offset in part by decreases in TV Games and other action figures, and the addition of $54.8 million in sales from product lines acquired in our Play Along acquisition, and an increase in International sales of $33.3 million, including an increase in sales of TV Games, partially offset by decreases in sales of our Crafts and Activities and Writing instruments of $16.5 million and our Seasonal products of $4.4 million. Our Funnoodle line was adversely impacted by competition at retail in 2005. The Company has secured alternate sources of manufacturing for the Funnoodle products resulting in lower costs which it expects will enable it to expand distribution of this product line in 2006. Additionally, net sales included approximately $4.4 million of Pet Pal products.
      With the addition of Play Along, in addition to our other on-going initiatives in product development and marketing, we believe that the increased level of net sales of Traditional Toys should continue throughout 2005.
      Gross Profit. Gross profit increased $42.2 million, or 27.5%, to $195.7 million, or 39.5% of net sales, in 2005 from $153.5 million, or 39.4% of net sales, in 2004. The overall increase in gross profit was attributable to the increase in net sales. Gross profit margin remained comparable to 2004 with royalty expense having increased as a percentage of net sales due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalties and the write-off of advances and guarantees related to expired or discontinued licenses in 2005, offset in part by lower product costs and tool and mold amortization.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $120.2 million in 2005 and $110.4 million in 2004, constituting 24.2% and 28.3% of net sales, respectively. The overall increase of $9.8 million in such costs was primarily due to increases in direct selling expenses ($13.4 million), product development costs ($2.6 million), general and administrative expenses ($0.3 million), and amortization expense related to intangible assets other than goodwill. Comparable grants of restricted stock awards and the increase in the price of our common stock in 2004 compared to a decrease in the price of our common stock in 2005 resulted in a stock-based compensation benefit of $0.8 million in 2005 compared to charges of $8.5 million in 2004. The increase in general and administrative expenses is primarily due to additional overhead related to the operations of Play Along and an increase in donation expense ($1.5 million), offset in part by decreases in legal costs ($3.7 million) and bad debt expense ($1.9 million). The increase in direct selling expenses is primarily due to an increase in advertising and promotional expenses of $13.2 million in 2005 in support of the sell-through of our various products at retail. We produce and air television commercials in support of several of our product lines. From time to time, we may increase or decrease our advertising efforts, if we deem it appropriate for particular products.
      Profit from Video Game Joint Venture. Profit from our video game joint venture in 2005 was $1.5 million, as compared to $1.3 million in 2004, due to the release of two new games and stronger sales of existing titles in 2005 offset by the payment of $0.8 million to THQ for their share of profit on our sales of WWE themed TV Games compared to 2004, in which period one new game was released.
      Other Expense. Other expense in 2005 of $1.4 million relates to the write-off of an investment in a Chinese joint venture. There were no such expenses in 2004.
      Interest, Net. Interest income increased due to higher average cash balances and higher interest rates during 2005 compared to 2004. Interest expense of $3.4 million for the convertible senior notes payable was comparable to 2004.
      Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes at effective tax rates of 22.1% in 2004 and 28.0% in 2005, benefiting from a flat 17.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong for each of 2004 and 2005. The increase in the effective tax rate in 2005 is due to a greater proportion of taxable income generated in the United States. As of September 30, 2005, we had net deferred tax assets of approximately $6.2 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In October 2004, the American Jobs Creation Act of 2004 (the “AJC Act”) was signed into law. The AJC Act creates a one-time incentive for U.S. corporations to repatriate undistributed earnings from their international subsidiaries by providing an 85% dividends-received deduction for certain international earnings. The deduction is available to corporations during the tax year that includes October 2004 or in the immediately subsequent tax year. The Company is in the process of evaluating how much, if any, of its international earnings it will repatriate under the provisions of the AJC Act.
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
Recent Accounting Pronouncement
      We use the intrinsic-value method of accounting for stock options granted to employees. As required by our existing stock plans, stock options are granted at or above the fair market value of our common stock on the grant date, and, accordingly, no compensation expense is recognized for these grants in the consolidated statements of operations. We record compensation expense related to other stock-based awards, such as restricted stock grants, over the vesting period of the award. In December 2004, SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) was issued, and it requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements, and requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS 123(R) will be effective for us as of January 1, 2006. The adoption of SFAS 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. While we cannot estimate the level of share-based payments to be issued in the future, based on the stock options that are outstanding as of September 30, 2005, we expect that the adoption of SFAS 123(R) will result in a non-cash charge to operations in 2006 of approximately $3.2 million. In addition, there will be additional expense for options granted in future periods.
Liquidity and Capital Resources
      As of September 30, 2005, we had working capital of $293.2 million compared to $229.5 million as of December 31, 2004. This increase was primarily attributable to our operating results.
      Operating activities provided net cash of $55.8 million in 2005, as compared to $86.4 million in 2004. Net cash was provided primarily by net income which was adjusted for non-cash charges and credits, including earned compensation from stock option grants and restricted stock grants, depreciation and amortization and the write-off of our investment in a Chinese joint venture, as well as by the cash received from the preferred return from video game joint venture, increases in accounts payable, accrued expenses, reserve for sales returns and allowances, and income taxes payable, which were offset in part by increases in accounts receivable, inventory and prepaid expenses and other current assets and a decrease in deferred income taxes. Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was approximately 56 days as of September 30, 2005, which is comparable to approximately 56 days as of September 30, 2004. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of September 30, 2005, we had cash and cash equivalents of $228.1 million.
      Our investing activities used net cash of $7.0 million in 2005, as compared to $74.8 million in 2004, consisting primarily of cash paid for the Play Along earn-out of $10.0 million, the purchase of net assets in the Pet Pal acquisition and the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products, partially offset by the sale of marketable securities. In 2004, our investing activities consisted primarily of cash paid for the purchase of net assets from Play Along, the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products and other assets, and the purchase of marketable securities. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties ranging from 1% to 18% payable on net sales of such products. As of September 30, 2005, these agreements required future aggregate minimum guarantees of $26.2 million, exclusive of $18.1 million in advances already paid.
      Our financing activities provided net cash of $3.0 million in 2005, consisting of proceeds from the exercise of stock options. In 2004, financing activities provided net cash of $2.1 million, consisting of proceeds from the exercise of stock options, partially offset by the repayment of long-term debt.
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
      In June 2003, we sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023 and received net proceeds of approximately $94.4 million. The notes may be converted at the option of the holders into shares of our common stock at any time at an initial conversion price of $20.00 per share, subject to certain circumstances. Cash interest on the notes is payable at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, on June 15 and December 15 of each year. After June 15, 2010, interest will accrue on the outstanding notes until maturity. At maturity, we will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance.
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
      On June 13, 2005, we purchased substantially all of the operating assets and assumed certain liabilities relating to the Pet Pal line of pet products, including toys, treats and related pet products. The total initial purchase price of $10.6 million was paid in cash. In addition, we agreed to pay an earn-out of up to an aggregate amount of $25.0 million in cash based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. Goodwill of $4.3 million arose from this transaction, which represents the excess of the purchase price over the fair value of assets acquired less liabilities assumed. This acquisition expands our product offerings and distribution channels. Our results of operations have included Pet Pal from the date of acquisition.
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
      Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of September 30, 2005, we have not used derivative instruments or engaged in hedging activities to minimize our market risk.
Interest Rate Risk
      In June 2003, we issued convertible senior notes payable of $98.0 million with a fixed interest rate of 4.625% per annum, which remain outstanding as of September 30, 2005. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.
Foreign Currency Risk
      We have wholly-owned subsidiaries in Hong Kong and in the United Kingdom. Sales are made by these operations on FOB China or Hong Kong terms and are denominated in U.S. dollars. However, purchases of inventory and Hong Kong operating expenses are typically denominated in Hong Kong dollars and operating expenses incurred in the United Kingdom are typically denominated in British Pounds, thereby creating exposure to changes in exchange rates. Changes in the British Pound or Hong Kong dollar/ U.S. dollar exchange rates may positively or negatively affect our operating results. The British Pound gave rise to the other comprehensive loss in the balance sheet at September 30, 2005. We do not believe that near-term changes in these exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Hong Kong dollar or British Pound relative to the U.S. dollar.

Item 4.	Controls and Procedures
      (a) Evaluation of disclosure controls and procedures.
      Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of the end of the period covered by this Report, have concluded that as of that date, our disclosure controls and procedures were effective.
      (b) Changes in internal control over financial reporting.
      There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
      On February 16, 2005, we filed a motion to dismiss the WWE Action. On March 30, 2005, the day before WWE’s opposition to our motion was due, WWE filed an amended complaint seeking, among other things, to add the Chief Executive Officer of THQ as a defendant and to add a claim under the Sherman Act. On March 31, 2005, the WWE sent a letter to the Court proposing, inter alia, a briefing schedule for defendants’ motions to dismiss the amended complaint. On April 6, 2005, the Court denied WWE’s application, ordered WWE to identify how the amended complaint responds to the dispositive motions raised by defendants, and ordered the parties to appear at a conference on April 27, 2005. At the conference, the Court ordered that by May 6, 2005, WWE was to identify how the amended complaint responded to the dispositive motions raised by defendants and to address whether costs should be assessed in connection with legal work required of defendants in these circumstances. WWE filed its letter on May 6, 2005; we responded on May 13, 2005; and WWE replied to that response on May 23, 2005. A court conference was held on August 18, 2005. At the court conference, the Court allowed the filing of the amended complaint and ordered a two-stage resolution of the viability of the complaint, with motions to dismiss the federal jurisdiction claims based on certain threshold issues to proceed and all other matters to be deferred for consideration if the complaint survived scrutiny with respect to the threshold issues. The Court also stayed discovery pending the determination of the motions to dismiss. The motions to dismiss the amended complaint based on these threshold issues have been fully briefed.
      In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York: (1) Garcia v. Jakks Pacific, Inc. et al., Civil Action No. 04-8807 (filed on November 5, 2004, (2) Jonco Investors, LLC v. Jakks Pacific, Inc. et al., Civil Action No. 04-9021 (filed on November 16, 2004), (3) Kahn v. Jakks Pacific, Inc. et al., Civil Action No. 04-8910 (filed on November 10, 2004), (4) Quantum Equities L.L.C. v. Jakks Pacific, Inc. et al., Civil Action No. 04-8877 (filed on November 9, 2004), and (5) Irvine v. Jakks Pacific, Inc. et al., Civil Action No. 04-9078 (filed on November 16, 2004) (the “Class Actions”). The complaints in the Class Actions allege that defendants issued positive statements concerning increasing sales of our WWE licensed products which were false and misleading because the WWE licenses had allegedly been obtained through a pattern of commercial bribery, our relationship with the WWE was being negatively impacted by the WWE’s contentions and there was an increased risk that the WWE would either seek modification or nullification of the licensing agreements with us. Plaintiffs also allege that we misleadingly failed to disclose the alleged fact that the WWE licenses were obtained through an unlawful bribery scheme. The Class Actions seek compensatory and other damages in an undisclosed amount, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by each of the defendants (namely the Company and Messrs. Friedman, Berman and Bennett), and violations of Section 20(a) of the Exchange Act by Messrs. Friedman, Berman and Bennett. On January 25, 2005, the Court consolidated the Class Actions under the caption In re JAKKS Pacific, Inc. Shareholders Class Action Litigation, Civil Action No. 04-8807. On May 11, 2005, the Court appointed co-lead counsels and provided until July 11, 2005, for an amended complaint to be filed; until September 9, 2005 for a motion to dismiss to be filed; until November 8, 2005 for opposition to be filed; and until December 8, 2005 for a reply to be filed. On July 11, 2005, a consolidated amended class action complaint was filed on behalf of purchasers of our common stock between December 3, 1999 and October 19, 2004. A motion to dismiss the complaint has been filed and is in the process of being briefed.
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
      We mailed a Proxy Statement on or about August 5, 2005 to our stockholders of record as of July 18, 2005 in connection with our 2005 Annual Meeting of Stockholders, which was held on September 9, 2005 at Sherwood County Club, 320 West Stafford Road, Thousand Oaks, California, 91361. At the Meeting, the stockholders voted on two matters, both of which were approved.
      The first matter was the election of the members of the Board of Directors. The seven directors were elected and the tabulation of the votes (both in person and by proxy) was as follows:

Nominees for Directors	For	Against	Withheld

Jack Friedman	23,545,105	—	402,270
Stephen Berman	23,545,940	—	401,435
Dan Almagor	23,129,673	—	817,702
David Blatte	23,833,682	—	133,693
Robert Glick	23,830,682	—	116,693
Michael Miller	23,831,182	—	116,193
Murray L. Skala	22,795,642	—	1,151,733
      There were no broker held non-voted shares represented at the Meeting with respect to this matter.
      The second matter upon which the shareholders voted was the proposal to ratify the appointment by the Board of Directors of PKF, Certified Public Accountants, A Professional Corporation, as independent certified public accountants for the Company for 2005. The tabulation of the votes (both in person and by proxy) was as follows:

For	Against	Abstentions

23,554,596	379,844	12,935
      There were no broker held non-voted shares represented at the Meeting with respect to this matter.

Item 5.	Other Information
Board Compensation
      On October 24, 2005, our Board of Directors approved changes to our non-employee directors’ compensation package, which changes take effect as of January 1, 2006.
      Beginning January 1, 2006, and on each January 1 thereafter, non-employee directors will each receive (i) a cash stipend of $30,000 for serving on the Board (increased from $15,000 per annum), (ii) $1,000 for each meeting attended (whether in person or by telephone), and (iii) a grant of restricted shares of our common stock valued at $121,000 (using a per share value equal to the average closing price of our common stock for the last ten trading days of December in the year preceding the grant date). Directors will also continue to be reimbursed for reasonable expenses incurred in attending meetings. On each January 1, the Chairman of the Audit Committee will receive a cash stipend of $25,000 for serving in such capacity (increased from $10,000 per annum) and the Chairmen of the Compensation Committee and the Nominating and Corporate Governance Committee will each receive cash stipends of $10,000 for serving in such capacities.
      Newly-elected non-employee directors will receive a portion of the foregoing annual consideration, pro rated according to the portion of the year in which they serve in such capacity.
      Upon the January 1, 2006 commencement of the foregoing compensation package, directors will no longer receive (i) options to purchase 7,500 shares of our common stock on each January 1 and July 1, and (ii) 1,000 restricted shares of our common stock on each January 1. Furthermore, newly elected non-employee directors will no longer receive at the commencement of their terms an option to purchase 10,000 shares of our common stock.

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
Date: November 8, 2005

EXHIBIT INDEX

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