Form 10-K
period 2005-12-31
JAKKS PACIFIC INC
filed 2006-03-16
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                to
Commission File Number 0-28104
JAKKS PACIFIC, INC.
(Name of registrant as specified in its charter)

Delaware	95-4527222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22619 Pacific Coast Highway Malibu, California	90265
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (310) 456-7799
Securities registered pursuant to Section 12(b) of the Exchange Act:

Name of each exchange
Title of each class	on which registered

None	Nasdaq
Securities registered pursuant to Section 12(g) of the Exchange Act:
Title of Class
Common Stock, $.001 par value per share
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☒
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 of the Act.     Yes ☐          No ☒
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
      Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):     ☐ Large Accelerated Filer               ☒ Accelerated Filer          ☐ Non-Accelerated Filer
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☒
      The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value per share) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on March 13, 2006) is $672,555,957.
      The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 27,421,581 (as of March 13, 2006).
Documents Incorporated by Reference
None.

JAKKS PACIFIC, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year ended December 31, 2005
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
Company Overview
      We are a leading multi-line, multi-brand toy company that designs, produces and markets toys and related products, writing instruments and related products, pet toys, treats and related products and consumer products. We focus our business on acquiring or licensing well-recognized trademarks and brand names with long product histories (“evergreen brands”). We seek to acquire these evergreen brands because we believe they are less subject to market fads or trends. Our products are typically lower-priced toys and accessories and include:
Traditional Toys

•	Action figures and accessories, including licensed characters, principally based on World Wrestling Entertainment® (“WWE”) and the Dragon Ball® franchise, and toy vehicles, including Road Champs® die-cast collectibles and Fly Wheelstm toy vehicles and accessories;

•	Electronics products, including Plug It In & Play TV Gamestm and Laser Challenge®;

•	Infant and pre-school electronic toys, TV activities, plush toys featuring Care Bears® and Teletubbies®, soft body dolls featuring Cabbage Patch Kids® and slumber bags; and

•	Fashion and mini dolls and related accessories, includes Disney Princess dolls sold to Disney Stores and Disney Parks and Resorts and private label fashion dolls for other retailers.
Craft, Activity and Writing Products

•	Craft, activity and stationery products, including Flying Colors® activity sets, compounds, playsets and lunch boxes, and Colorworkshop® craft products such as the Blopens®, Vivid Velvet®, and Pentech® writing instruments, stationery and activity products.
Seasonal Products

•	Seasonal and outdoor toys and leisure products, including Go Fly A Kite® and Air Creations® and other kites, Funnoodle® pool toys, The Storm® water guns and Fly Wheels Flighttm; and

•	Junior sports, including Gaksplattm and The Storm®.
Pet Products
      Pet products, including toys, treats, beds, clothing and accessories. Licenses used in conjunction with these products include American Kennel Club® and The Cat Fanciers’ Associationtm brands, among others.

      We continually review the marketplace to identify and evaluate evergreen brands that we believe have the potential for significant growth. We endeavor to generate growth within these brands by:

•	creating innovative products under established brand names;

•	focusing our marketing efforts to enhance consumer recognition and retailer interest;

•	linking them with our evergreen portfolio of brands;

•	adding new items to the branded product lines that we expect will enjoy greater popularity; and

•	adding new features and improving the functionality of products in the lines.
      In addition to developing our proprietary brands and marks, we license brands such as WWE, Nickelodeon®, Dora the Explorer®, Blue’s Clues®, SpongeBob SquarePants® and Mickey Mouse®. Licensing enables us to use these high-profile marks at a lower cost than we would incur if we purchased these marks or developed comparable marks on our own. By licensing marks, we have access to a far greater range of marks than would be available for purchase. We also license technology produced by unaffiliated inventors and product developers to improve the design and functionality of our products.
      We have obtained an exclusive worldwide license for our joint venture with THQ Inc. (“THQ”), which develops, produces, manufactures and markets video games based on WWE characters and themes. Since the joint venture’s first title release in 1999, it has released 26 new titles. We have recognized approximately $58.9 million in profit from the joint venture through December 31, 2005. In October 2004, we were named as defendants in a lawsuit commenced by WWE, pursuant to which WWE is seeking treble, punitive and other damages (including disgorgement of profits) in an undisclosed amount and a declaration that the video game license with the joint venture and an amendment to our toy licenses with WWE are void and unenforceable (see “Legal Proceedings”).
      Many of our current products are relatively inexpensive. In 2005, approximately 70% of our revenue came from products priced at twenty dollars or less at retail. We believe that these products have enduring appeal and are less subject to general economic conditions, toy product fads and trends, and changes in retail distribution channels. In addition, the simplicity of these products enables us to choose among a wider range of manufacturers and affords us greater flexibility in product design, pricing and marketing. Our product development process typically takes from three to nine months from concept to production and shipment to our customers. We believe that many licensors and retailers recognize and reward our ability to bring product to market faster and more efficiently than many of our competitors.
      We sell our products through our in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, toy specialty stores and wholesalers. Our three largest customers are Wal-Mart, Target and Toys ‘R’ Us, which collectively accounted for approximately 59.1% of our net sales in 2005. No other customer accounted for more than 10.0% of our net sales in 2005.
Our Growth Strategy
      The execution of our growth strategy has resulted in increased revenues and earnings. In 2004 and 2005, we generated net sales of $574.3 million and $661.5 million, respectively, and net income of $43.6 million and $63.5 million, respectively. Approximately 29.4% and 10.1% of our increased net sales in 2004 and 2005, respectively, were attributable to our acquisitions since 2003. Key elements of our growth strategy include:
      • Expand Core Products. We manage our existing and new brands through strong product development initiatives, including introducing new products, modifying existing products and extending existing product lines. Our product designers strive to develop new products or product lines to offer added technological, aesthetic and functional improvements to our product lines. We use real-scan technology in our action toys, and we incorporate articulated joints and a flexible rubberized coating to enhance the life-like feel of these action toys. These innovations produce higher quality and better likenesses of the representative characters.
      • Enter New Product Categories. We will continue to use our extensive experience in the toy and other consumer product industries to evaluate products and licenses in new product categories and to develop additional product lines. We began marketing licensed classic video games for simple plug-in use with television sets and expanded into slumber bags through the licensing of this category from our current licensors, such as Nickelodeon.
      • Pursue Strategic Acquisitions. We intend to supplement our internal growth with selected strategic acquisitions. Since our inception in 1995, we have successfully completed and integrated fourteen acquisitions of companies, product lines and trademarks. Most recently, in June 2005, we acquired the assets of Pet Pal Corp. which expanded our offerings and distribution into pet toy, treats and related products, and in February 2006, we acquired the assets of Creative Designs International, Ltd., a leading manufacturer of girls’ dress-up and role-play toys, and a related Hong Kong company. We will continue focusing our acquisition strategy on businesses or brands that have compatible product lines and offer valuable trademarks or brands.
      • Acquire Additional Character and Product Licenses. We have acquired the rights to use many familiar corporate, trade and brand names and logos from third parties that we use with our primary trademarks and brands. Currently, we have license agreements with the WWE, Nickelodeon, Disney®, and Warner Bros.®, as well as with the licensors of the many popular licensed children’s characters previously mentioned, among others. We intend to continue to pursue new licenses from these entertainment and media companies and other licensors. We also intend to continue to purchase additional inventions and product concepts through our existing network of product developers.
      • Expand International Sales. We believe that foreign markets, especially Europe, Australia, Canada, Latin America and Asia, offer us significant growth opportunities. In 2005, our sales generated outside the United States were approximately $99.1 million, or 15.0% of total net sales. We intend to continue to expand our international sales by capitalizing on our experience and our relationships with foreign distributors and retailers. We expect these initiatives to continue to contribute to our international growth in 2006.
      • Capitalize On Our Operating Efficiencies. We believe that our current infrastructure and low-overhead operating model can accommodate significant growth without a proportionate increase in our operating and administrative expenses, thereby increasing our operating margins.
      The execution of our growth strategy, however, is subject to several risks and uncertainties and we cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales (see “— Risk Factors,” beginning on page 13). For example, our growth strategy will place additional demands on our management, operational capacity and financial resources and systems. The increased demand on management may necessitate our recruitment and retention of qualified management personnel. We cannot assure you that we will be able to recruit and retain qualified personnel or expand and manage our operations effectively and profitably. To effectively manage future growth, we must continue to expand our operational, financial and management information systems and to train, motivate and manage our work force. There can be no assurance that our operational, financial and management information systems will be adequate to support our future operations. Failure to expand our operational, financial and management information systems or to train, motivate or manage employees could have a material adverse effect on our business, financial condition and results of operations.
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
Industry Overview
      According to Toy Industry Association, Inc., the leading toy industry trade group, the United States is the world’s largest toy market, followed by Japan and Western Europe. Total retail sales of toys, excluding video games, in the United States, were approximately $21.3 billion in 2005. We believe the two largest United States toy companies, Mattel and Hasbro, collectively hold a dominant share of the domestic non-video toy market. In addition, hundreds of smaller companies compete in the design and development of new toys, the procurement of character and product licenses, and the improvement and expansion of previously introduced products and product lines. In the United States video game segment, total retail sales of video game software were approximately $10.5 billion in 2005.
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
Products
      We focus our business on acquiring or licensing well-recognized trademarks or brand names, and we seek to acquire evergreen brands which are less subject to market fads or trends. Generally,

our license agreements for products and concepts call for royalties ranging from 1% to 12% of net sales, and some may require minimum guarantees and advances. Our principal products include:
Traditional Toys
Electronics Products
      Our electronic products category includes our Plug it in & Play TV Games and Laser Challenge product line. Our current TV Gamestm titles include licenses from Namco®, Disney and Nickelodeon, and feature such games as Dora The Explorer®, Disney Princesses®, Ms. Pac-Man® and Pac-Man®.
      In 2004, we released twelve new TV Gamestm titles including Ms. Pac-Man®, Spider-Man®, Disney and several licensed and non-licensed preschool titles, and we released approximately 21 new TV Games titles in 2005, including Batman®, Star Wars® and a wireless version of Ms. Pac-Man. TV Games titles generated a significant amount of net sales in 2004 and 2005 and we expect that level of sales to continue in 2006 with the release of new TV Games titles and the introduction of TeleStorytm interactive electronic books featuring classic and other well-known stories including Dora The Explorer, Lion King®, Cinderella®, and Winnie The Pooh® and iPetstm virtual pets games, both of which use our plug-and-play TV technology.
Wheels Division Products

•	Toy and activity vehicles
      In 2004, we introduced an internally developed line of toy wheels and play sets called Fly Wheels that feature scale replicas of popular automobile tires and wheels and skateboard wheels. The wheels are launched from a handle with the pull of a zip cord. In 2005, we introduced radio controlled versions in addition to new assortments of the collectible wheels and new play sets.
      Our Remco® toy line includes toy and activity vehicles and other toys. We also produce infrared radio controlled vehicles and Mighty Mo’s® toy vehicles. Our toy vehicle line is comprised of a large assortment of rugged die-cast and plastic vehicles that range in size from four and three-quarter inch to big-wheeled seventeen inch vehicles. The breadth of the line is extensive, with themes ranging from emergency, fire, farm and construction, to racing and jungle adventure.

•	Road Champs die-cast collectible and toy vehicles
      The Road Champs product line consists of highly detailed, die-cast replicas of new and classic cars, trucks, motorcycles, emergency vehicles and service vehicles, primarily in 1/43 scale (including police cars, fire trucks and ambulances), buses and aircraft. Through licenses, we produce replicas of well-known vehicles including those from Ford®, Chevrolet® and Porsche®. We believe that these licenses, increase the perceived value of the products and enhance their marketability.

•	Extreme sports die-cast collectibles and toy vehicles and action figures
      Our extreme sports offerings include our MXS® line of motorcycles with riders, off-road vehicles, personal watercraft, surfboards and skateboards, which are sold individually and with playsets and accessories.
Action Figures and Accessories
      We have an extensive toy license with the WWE pursuant to which we have the exclusive worldwide right, until December 31, 2009, to develop and market a full line of toy products based on the popular WWE professional wrestlers. These wrestlers perform throughout the year at live events that attract large crowds, many of which are broadcast on free and cable television, including pay-per-view specials. We launched this product line in 1996 with various series of 6 inch articulated action figures that have movable body parts. We continually expand and enhance this product line by using technology in the development and in the products themselves. The 6 inch figures currently make up a substantial portion of our overall WWE line, which has since grown to include many other new products including playsets using interactive technology. Our strategy has been to release new figures and accessories frequently to keep the line fresh and relevant to WWE’s television programming, and to retain the interest of the consumers.
      We also develop, manufacture and distribute action figures and action figure accessories based on the animated series Dragon Ball®, Dragon Ball Z® and Dragon Ball GT®.
Infant and pre-school toys
      Our pre-school toys include Care Bears plush and electronic toys, Teletubbies plush and Cabbage Patch Kids soft body dolls. These products generated a significant amount of net sales in 2004 and 2005, and we expect that level of sales to continue in 2006.

•	Child Guidance
      Our line of pre-school Child Guidance® electronic toys features products that enhance sensory stimulation and learning through play, while offering value to the trade, as well as to the consumer. We also produce a line of licensed TV activity products featuring Disney and Nickelodeon characters, as well as non-licensed versions.

•	Slumber bags
      Our line of children’s indoor slumber bags features Dora the Explorer, SpongeBob SquarePants and Blue’s Clues, in addition to our own proprietary designs.
Fashion Dolls
      Fashion and mini dolls and related accessories, includes Disney Princess dolls sold to Disney Stores and Disney Parks and Resorts, and private label fashion dolls for our other retailers.
Craft, Activity and Writing Products
      We entered into the toy activity category with Flying Colors marketing compounds and plastic molded activity cases containing a broad range of activities, such as make and paint your own characters, jewelry making, art studios, posters, puzzles and other projects. The activity cases, with molded and painted likenesses of popular characters, such as Nickelodeon’s Blue’s Clues and SpongeBob SquarePants, have immediate visual appeal and brand recognition. Using a related production technology, our lunch boxes complement this line with similarly-styled molded and painted likenesses featuring these and other popular characters. Our product lines also include stationery, back-to-school and office pens, pencils, markers, notebooks and craft products such as Blopens and Vivid Velvet® activities. These products are primarily marketed under our Flying Colors and Pentech brands in addition to private label and other brands.

Seasonal Products
Seasonal Products
      We have a wide range of seasonal toys and outdoor and leisure products. Our Go Fly A Kite® product line includes youth and adult kites and a wide array of decorative flags, windstocks, and windwheels. Our Funnoodle pool toys include the basic funnoodle, pool floats and a variety of other pool toys. Our The Storm product line includes water guns, gliders and sport balls. Another outdoor product is our Fly Wheels Flight, an extension of our popular Fly Wheels vehicle line, incorporating our rip-cord design and patented connector with flying discs and flight-powered foam planes.
Junior Sports Products
      Our junior sports products include Gaksplat and Storm which include a variety of mini sport balls and activity products.
Pet Products
      We entered the Pet Products category with our acquisition of Pet Pal, whose products include pet toys, treats, beds, clothes and related pet products. These products are marketed under JPI and licenses include American Kennel Club, The Cat Fanciers’ Association, Bratz® and Marvel®, as well as numerous other entertainment and consumer product properties.
World Wrestling Entertainment Video Games
      In June 1998, we formed a joint venture with THQ, Inc., a developer, publisher and distributor of interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture entered into a license agreement with the WWE under which it acquired the exclusive worldwide right to publish WWE video games on all hardware platforms. The term of the license agreement expires on December 31, 2009, and the joint venture has a right to renew the license for an additional five years under various conditions. In October 2004, we were named as defendants in a lawsuit commenced by WWE, pursuant to which WWE is seeking treble, punitive and other damages (including disgorgement of profits) in an undisclosed amount and a declaration that the video game license with the joint venture and an amendment to our toy licenses with WWE are void and unenforceable (see “Legal Proceedings”).
      The games are designed, developed, manufactured and distributed by THQ. THQ arranges for the manufacture of the CD-ROMs and game cartridges used in the various video game platforms under non-exclusive licenses with Sony, Nintendo and Microsoft. No other licenses are required for the manufacture of the personal computer titles.
      Through June 30, 2006, we are entitled to receive a guaranteed percentage preferred return from the joint venture at varying rates of net sales of the video games depending on the cumulative unit sales and platform of each particular game, as well as on the royalties earned by the joint venture from the publishing of game guides by third parties. THQ is entitled to receive the balance of the profits. After June 30, 2006, the amount of our preferred return from the joint venture will be subject to change (see “Risk Factors”).
      The joint venture currently publishes titles for the Sony, Nintendo and Microsoft consoles, Sony and Nintendo hand-held platforms, mobile/wireless and personal computers. It will also publish titles for new hardware platforms when, and as they are introduced to the market and have established a sufficient installed base to support new software. These titles are marketed to our existing customers as well as to game, electronics and other specialty stores, such as Electronics Boutique and Best Buy.
      The following table presents our results with the joint venture since its inception:

	New Game Titles
			Profit from video
	Console Platforms	Hand-held Platforms	game joint venture(1)

			(In millions)
1999	1	1	$3.6
2000	4	1	15.9
2001	1	2	6.7
2002	3	1	8.0
2003	5	—	7.4
2004	2	1	7.9
2005	3	1	9.4

(1)	Profit from the video game joint venture reflects our preferred return on joint venture revenue less certain costs incurred directly by us and payments made by us to THQ for their share of the profit on TV Games based on WWE content.
      Wrestling video games have demonstrated consistent popularity. We believe that the success of WWE titles is dependent on the graphic look and feel of the software, the depth and variation of game play and the popularity of WWE. We believe that as a franchise property, WWE titles have brand recognition and sustainable consumer appeal, which may allow the joint venture to use titles over an extended period of time through the release of sequels and extensions and to re-release such products at different price points in the future.
Sales, Marketing and Distribution
      We sell all of our products through our own in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, toy specialty stores and wholesalers. Our three largest customers are Wal-Mart, Target, and Toys ‘R’ Us, which accounted for approximately 58.6% of our net sales in 2004 and 59.1% of our net sales in 2005. With the addition of the Pet Pal product line, we began to distribute pet products to key pet supply retailers Petco and Petsmart in addition to many other pet retailers and our existing customers. Except for purchase orders relating to products on order, we do not have written agreements with our customers. Instead, we generally sell products to our customers pursuant to letters of credit or, in some cases, on open account with payment terms typically varying from 30 to 90 days. From time to time, we allow our customers credits against future purchases from us in order to facilitate their retail markdown and sales of slow-moving inventory. We also sell our products through e-commerce sites, including Toysrus.com.
      We contract the manufacture of most of our products to unaffiliated manufacturers located in China. We sell the finished products on a letter of credit basis or on open account to our customers, who take title to the goods in Hong Kong or China. These methods allow us to reduce certain operating costs and working capital requirements. A portion of our sales originate in the United States, so we hold certain inventory in our warehouse and fulfillment facilities. To date, a significant portion of all of our sales has been to domestic customers. We intend to continue expanding distribution of our products into foreign territories and, accordingly, we have:

•	engaged representatives to oversee sales in certain territories,

•	engaged distributors in certain territories,

•	established direct relationships with retailers in certain territories, and

•	expanded in-house resources dedicated to product development and marketing of our lines internally.
      Outside of the United States, we currently sell our products primarily in Europe, Australia, Canada, Latin America and Asia. Sales of our products abroad accounted for approximately $68.5 million, or 11.9% of our net sales, in 2004 and approximately $99.1 million, or 15.0% of our net sales, in 2005. We believe that foreign markets present an attractive opportunity, and we plan to intensify our marketing efforts and further expand our distribution channels abroad.
      We establish reserves for sales allowances, including promotional allowances and allowances for anticipated defective product returns, at the time of shipment. The reserves are determined as a percentage of net sales based upon either historical experience or on estimates or programs agreed upon by our customers and us.
      We obtain, directly, or through our sales representatives, orders for our products from our customers and arrange for the manufacture of these products as discussed below. Cancellations generally are made in writing, and we take appropriate steps to notify our manufacturers of these cancellations. We may incur costs or other losses as a result of cancellations.
      We maintain a full-time sales and marketing staff, many of whom make on-site visits to customers for the purpose of showing product and soliciting orders for products. We also retain a number of independent sales representatives to sell and promote our products, both domestically and internationally. Together with retailers, we occasionally test the consumer acceptance of new products in selected markets before committing resources to large-scale production.
      We advertise our products in trade and consumer magazines and other publications, market our products at international, national and regional toy, stationery and other specialty trade shows, conventions and exhibitions and carry on cooperative advertising programs with toy and mass market retailers and other customers which include the use of print and television ads and in-store displays. We also produce and broadcast television commercials for several of our product lines, including our WWE action figure line, Fly Wheels, TV Games, Care Bears and Cabbage Patch Kids. We may also advertise some of our other products on television, if we expect that the resulting increase in our net sales will justify the relatively high cost of television advertising.
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
      We employ a staff of designers for all of our product lines. We occasionally acquire our other product concepts from unaffiliated third parties. If we accept and develop a third party’s concept for new toys, we generally pay a royalty on the toys developed from this concept that are sold, and may, on an individual basis, guarantee a minimum royalty. In addition, we engage third party developers to program our line of Plug it in & Play TV Games. Royalties payable to inventors and developers generally range from 1% to 2% of the wholesale sales price for each unit of a product sold by us. We believe that utilizing experienced third-party inventors gives us access to a wide range of development talent. We currently work with numerous toy inventors and designers for the development of new products and the enhancement of existing products. We believe that toy inventors and designers have come to appreciate our practice of acting quickly and decisively to acquire and market licensed products. In addition, we believe that all of these factors, as well as our recent success in developing and marketing products, make us more attractive to toy inventors and developers than some of our competitors.
      Safety testing of our products is done at the manufacturers’ facilities by quality control personnel employed by us or by independent third-party contractors engaged by us. Safety testing is designed to meet regulations imposed by federal and state, as well as applicable international, governmental authorities. We also monitor quality assurance procedures for our products for safety purposes. In addition, independent laboratories engaged by some of our larger customers test certain of our products.
Manufacturing and Supplies
      Most of our products are currently produced by overseas third-party manufacturers, which we choose on the basis of quality, reliability and price. Consistent with industry practice, the use of third-party manufacturers enables us to avoid incurring fixed manufacturing costs, while maximizing flexibility, capacity and production technology. Substantially all of the manufacturing services performed overseas for us are paid for on open account with the manufacturers. To date, we have not experienced any material delays in the delivery of our products; however, delivery schedules are subject to various factors beyond our control, and any delays in the future could adversely affect our sales. Currently, we have ongoing relationships with over forty different manufacturers. We believe that alternative sources of supply are available, although we cannot be assured that we can obtain adequate supplies of manufactured products.
      Although we do not conduct the day-to-day manufacturing of our products, we are extensively involved in the design of the product prototype and production tools, dies and molds for our products and we seek to ensure quality control by actively reviewing the production process and testing the products produced by our manufacturers. We employ quality control inspectors who rotate among our manufacturers’ factories to monitor the production of substantially all of our products.
      The principal raw materials used in the production and sale of our toy products are plastics, zinc alloy, plush, printed fabrics, paper products and electronic components, all of which are currently available at reasonable prices from a variety of sources. Although we do not manufacture our products, we own the tools, dies and molds used in the manufacturing process, and these are transferable among manufacturers if we choose to employ alternative manufacturers. Tools, dies and molds represent a substantial portion of our property and equipment with a net book value of $6.8 million in 2004 and $7.5 million in 2005. Substantially all of these assets are located in China.

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
Competition
      Competition in the toy industry is intense. Globally, certain of our competitors have greater financial resources, larger sales and marketing and product development departments, stronger name recognition, longer operating histories and benefit from greater economies of scale. These factors, among others, may enable our competitors to market their products at lower prices or on terms more advantageous to customers than those we could offer for our competitive products. Competition often extends to the procurement of entertainment and product licenses, as well as to the marketing and distribution of products and the obtaining of adequate shelf space. Competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations. In each of our product lines we compete against one or both of the toy industry’s two dominant companies, Mattel and Hasbro. In addition, we compete, in our Flying Colors and Pentech product categories, with Rose Art (Mega Bloks®), Hasbro (Play-doh®) and Binney & Smith (Crayola®), and, in our toy vehicle lines, with RC2. We also compete with numerous smaller domestic and foreign toy manufacturers, importers and marketers in each of our product categories. Our joint venture’s principal competitors in the video game market are Electronic Arts and Activision.
Seasonality and Backlog
      In 2005, approximately 60% of our net sales were made in the third and fourth quarters. Generally, the first quarter is the period of lowest shipments and sales in our business and the toy industry generally and therefore the least profitable due to various fixed costs. Seasonality factors may cause our operating results to fluctuate significantly from quarter to quarter. However, our writing instrument and activity products generally are counter-seasonal to the traditional toy industry seasonality due to the higher volume generally shipped for back-to-school beginning in the second quarter. In addition, our seasonal products are primarily sold in the spring and summer seasons. Our results of operations may also fluctuate as a result of factors such as the timing of new products (and related expenses) introduced by us or our competitors, the advertising activities of our competitors, delivery schedules set by our customers and the emergence of new market entrants. We believe, however, that the low retail price of most of our products may be less subject to seasonal fluctuations than higher priced toy products.
      We ship products in accordance with delivery schedules specified by our customers, which usually request delivery of their products within three to six months of the date of their orders for orders shipped FOB China or Hong Kong and within three days on orders shipped domestically. Because customer orders may be canceled at any time without penalty, our backlog may not accurately indicate sales for any future period.

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
Employees
      As of March 13, 2006, we employed 624 persons, all of whom are full-time employees, including three executive officers. We employed 353 in the United States, 213 in Hong Kong and 58 in China. We believe that we have good relationships with our employees. None of our employees are represented by a union.
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
Our Corporate Information
      We were formed as a Delaware corporation in 1995. Our principal executive offices are located at 22619 Pacific Coast Highway, Malibu, California 90265. Our telephone number is (310) 456-7799 and our Internet Website address is www.jakkspacific.com. The contents of our website are not incorporated in or deemed to be a part of this Annual Report or Form 10-K.

Item 1A.	Risk Factors
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
      We are defendants in litigation matters, as described under “Legal Proceedings” in our periodic reports filed pursuant to the Securities Exchange Act of 1934, including the lawsuit commenced by WWE and the purported securities class action and derivative action claims stemming from the WWE lawsuit (see “Legal Proceedings”). These claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in each and all of the litigation matters to which we have been named a party, and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. A materially adverse resolution of any of these lawsuits could have a material adverse affect on our financial position and results of operations.

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
      Under many of our license agreements, including WWE and Nickelodeon, the licensors have the right to review and approve our use of their licensed products, designs or materials before we may make any sales. If a licensor refuses to permit our use of any licensed property in the way we propose, or if their review process is delayed, our development or sale of new products could be impeded.

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

The toy industry is highly competitive and our inability to compete effectively may materially and adversely impact our business, financial condition and results of operations.
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

The amount of preferred return that we receive from the joint venture after June 30, 2006 is subject to change, which could adversely affect our results of operations.
      Through June 30, 2006, we are entitled to receive a guaranteed percentage preferred return from the joint venture at varying rates of net sales of the video games depending on the cumulative unit sales and platform of each particular game, as well as on the royalties earned by the joint venture from the publishing of game guides by third parties. THQ is entitled to receive the balance of the profits. We are now in negotiations with THQ to determine our preferred return from the joint venture subsequent to June 30, 2006. In the event we are unable to reach an agreement with THQ on such issue, our joint venture agreement with THQ provides that the determination of the preferred return will be submitted to arbitration. Any resulting change to the preferred return, depending on the level thereof and the ongoing performance of the joint venture, may result in our experiencing reduced net income, which would adversely affect our results of operations.

We may not be able to sustain or manage our rapid growth, which may prevent us from continuing to increase our net revenues.
      We have experienced rapid growth in our product lines resulting in higher net sales over the last six years, which was achieved through acquisitions of businesses, products and licenses. For example, revenues associated with companies we acquired since 2003 were approximately $67.1 million and $168.9 million, in 2005 and 2004, respectively, representing 10.1% and 29.4% of our total revenues for those periods. As a result, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.
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

If we are unable to acquire and integrate companies and new product lines successfully, we will be unable to implement a significant component of our growth strategy.
      Our growth strategy depends in part upon our ability to acquire companies and new product lines. Revenues associated with our acquisitions since 2003 represented approximately 10.1% and 29.4% of our total revenues in 2005 and 2004, respectively. Future acquisitions will succeed only if we can effectively assess characteristics of potential target companies and product lines, such as:

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
      Our three largest customers accounted for 59.1% of our net sales in 2005. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory also could adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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
      We depend on over forty third-party manufacturers who develop, provide and use the tools, dies and molds that we own to manufacture our products. However, we have limited control over the manufacturing processes themselves. As a result, any difficulties encountered by the third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our business, financial condition and results of operations.
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

We have substantial sales and manufacturing operations outside of the United States subjecting us to risks common to international operations.
      We sell products and operate facilities in numerous countries outside the United States. For the year ended December 31, 2005, sales to our international customers comprised approximately 15.0% of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers located principally in The People’s Republic of China (“China”) which are subject to the risks normally associated with international operations, including:

•	currency conversion risks and currency fluctuations;

•	limitations, including taxes, on the repatriation of earnings;

•	political instability, civil unrest and economic instability;

•	greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

•	complications in complying with laws in varying jurisdictions and changes in governmental policies;

•	greater difficulty and expenses associated with recovering from natural disasters;

•	transportation delays and interruptions; and

•	the potential imposition of tariffs.

•	the pricing of intercompany transactions may be challenged by taxing authorities in both Hong Kong and the United States, with potential increases in income taxes.
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
      Goodwill is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill no longer be amortized but instead be periodically evaluated for impairment based on the fair value of the reporting unit. As at December 31, 2005, we have not had any impairment of Goodwill, which is reviewed on a quarterly basis and formally evaluated on an annual basis.
      At December 31, 2005, approximately $269.3 million, or 36.0%, of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a further write-down of our goodwill. Reductions in our net income caused by the write-down of goodwill would adversely affect our results of operations.
Item 2. Properties
      The following is a listing of the principal leased offices maintained by us as of March 13, 2006:

		Approximate
Property	Location	Square Feet

Corporate Office	Malibu, California	27,900
Design Center	Malibu, California	13,300
Distribution Center	City of Industry, California	800,000
Go Fly A Kite	Clinton, Connecticut	28,800
JPI	Carlsbad, California	6,200
Play Along U.S.	Deerfield Beach, Florida	17,300
Creative Designs	Feasterville, Pennsylvania	7,500
Showrooms	New York, New York	19,100
Sales Offices	Bentonville, Arkansas	3,300
	Palatine, Illinois	1,200
International Offices

JAKKS Hong Kong	Kowloon, Hong Kong	22,900
Play Along Hong Kong	Kowloon, Hong Kong	18,300
Arbor Toys Hong Kong	Kowloon, Hong Kong	12,500
Production Inspection Office	Shanghai, China	1,700
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

      On February 16, 2005, we filed a motion to dismiss the WWE Action. On March 30, 2005, the day before WWE’s opposition to our motion was due, WWE filed an amended complaint seeking, among other things, to add the Chief Executive Officer of THQ as a defendant and to add a claim under the Sherman Act. On March 31, 2005, the WWE sent a letter to the Court proposing, inter alia, a briefing schedule for defendants’ motions to dismiss the amended complaint. On April 6, 2005, the Court denied WWE’s application, ordered WWE to identify how the amended complaint responds to the dispositive motions raised by defendants, and ordered the parties to appear at a conference on April 27, 2005. At the conference, the Court ordered that by May 6, 2005, WWE was to identify how the amended complaint responded to the dispositive motions raised by defendants and to address whether costs should be assessed in connection with legal work required of defendants in these circumstances. WWE filed its letter on May 6, 2005; the defendants responded on May 13, 2005; and WWE replied to that response on May 23, 2005. A Court conference was held on August 18, 2005. At this conference, the Court allowed the filing of the Amended Complaint and ordered a two-stage resolution of the viability of the Complaint, with motions to dismiss the federal jurisdiction claims based on certain threshold issues to proceed and all other matters to be deferred for consideration if the Complaint survived scrutiny with respect to the threshold issues. The Court also stayed discovery pending the determination of the motions to dismiss. The motions to dismiss the Amended Complaint based on these threshold issues have been fully briefed and argued.
      In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York: (1) Garcia v. Jakks Pacific, Inc. et al., Civil Action No. 04-8807 (filed on November 5, 2004), (2) Jonco Investors, LLC v. Jakks Pacific, Inc. et al., Civil Action No. 04-9021 (filed on November 16, 2004), (3) Kahn v. Jakks Pacific, Inc. et al., Civil Action No. 04-8910 (filed on November 10, 2004), (4) Quantum Equities L.L.C. v. Jakks Pacific, Inc. et al., Civil Action No. 04-8877 (filed on November 9, 2004), and (5) Irvine v. Jakks Pacific, Inc. et al., Civil Action No. 04-9078 (filed on November 16, 2004) (the “Class Actions”). The complaints in the Class Actions allege that defendants issued positive statements concerning increasing sales of our WWE licensed products which were false and misleading because the WWE licenses had allegedly been obtained through a pattern of commercial bribery, our relationship with the WWE was being negatively impacted by the WWE’s contentions and there was an increased risk that the WWE would either seek modification or nullification of the licensing agreements with us. Plaintiffs also allege that we misleadingly failed to disclose the alleged fact that the WWE licenses were obtained through an unlawful bribery scheme. The plaintiffs in the Class Actions are described as purchasers of our common stock, who purchased from as early as October 26, 1999 to as late as October 19, 2004. The Class Actions seek compensatory and other damages in an undisclosed amount, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by each of the defendants (namely the Company and Messrs. Friedman, Berman and Bennett), and violations of Section 20(a) of the Exchange Act by Messrs. Friedman, Berman and Bennett. On January 25, 2005, the Court consolidated the Class Actions under the caption In re JAKKS Pacific, Inc. Shareholders Class Action Litigation, Civil Action No. 04-8807. On May 11, 2005, the Court appointed co-lead counsels and provided until July 11, 2005 for an amended complaint to be filed; and a briefing schedule thereafter with respect to a motion to dismiss. The motion to dismiss has been fully briefed.
      We believe that the claims in the WWE Action and the Class Actions are without merit and we intend to defend vigorously against them. However, because these Actions are in their preliminary stages, we cannot assure you as to the outcome of the Actions, nor can we estimate the range of our potential losses.
      On December 2, 2004, a shareholder derivative action was filed in the Southern District of New York by Freeport Partner, LLC against us, nominally, and against Messrs. Friedman, Berman and Bennett, Freeport Partners v. Friedman, et al., Civil Action No. 04-9441 (the “Derivative Action”). The Derivative Action seeks to hold the individual defendants liable for damages allegedly caused to us by their actions and in particular to hold them liable on a contribution theory with respect to any liability we incur in connection with the Class Actions. On or about February 10, 2005, a second shareholder derivative action was filed in the Southern District of New York by David Oppenheim against us, nominally, and against Messrs. Friedman, Berman, Bennett, Blatte, Glick, Miller and Skala, Civil Action 05-2046 (the “Second Derivative Action”). The Second Derivative Action seeks to hold the individual defendants liable for damages allegedly caused to us by their actions as a result of alleged breaches of their fiduciary duties. On or about March 16, 2005, a third shareholder derivative action was filed. It is captioned Warr v. Friedman, Berman, Bennett, Blatte, Glick, Miller, Skala, and Jakks (as a nominal defendant), and it was filed in the Superior Court of California, Los Angeles County (the “Third Derivative Action”). The Third Derivative Action seeks to hold the individual defendants liable for (1) damages allegedly caused to us by their alleged breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment; and (2) restitution to us of profits, benefits and other compensation obtained by them. Stays/and or extensions of time to answer are in place with respect to the derivative actions.
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

	Price Range of
	Common Stock

	High	Low

2004:
First quarter	$16.25	$12.72
Second quarter	21.00	14.48
Third quarter	23.22	18.71
Fourth quarter	25.55	12.75

2005:
First quarter	23.96	17.25
Second quarter	21.97	18.38
Third quarter	20.20	15.54
Fourth quarter	23.35	14.80
Security Holders
      To the best of our knowledge, as of March 13, 2006, there were 145 holders of record of our common stock. We believe there are numerous beneficial owners of our common stock whose shares are held in “street name.”
Dividends
      We have never paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the growth and development of our business, but may consider implementing a plan to pay cash dividends on our common stock in the future.
Equity Compensation Plan Information
      The table below sets forth the following information as of the year ended December 31, 2005 for (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders, if any:

(a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b) the weighted-average exercise price of such outstanding options, warrants and rights;

(c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

Number of Securities
Remaining Available
	Number of	Weighted-Average	for
	Securities to be	Exercise Price of	Future Issuance Under
	Issued upon Exercise	Outstanding	Equity Compensation
	of Outstanding	Options,	Plans (Excluding
	Options,	Warrants and	Securities Reflected in
	Warrants and Rights	Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,789,106	$16.32	1,435,876
Equity compensation plans not approved by security holders	100,000	11.35	—

Total	1,889,106	$16.06	1,435,876

      Equity compensation plans approved by our stockholders consists of the 2002 Stock Award and Incentive Plan. Equity compensation plans not approved by our security holders consist of a fully-vested warrant issued by us in 2003 (and expiring in 2013) in connection with license costs relating to our video game joint venture.
Item 6. Selected Financial Data
      You should read the financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes (included in Item 8).

	Year Ended December 31,

	2001	2002	2003	2004	2005
	(In thousands, except per share data)
Consolidated Statement of Income Data:
Net sales	$284,309	$310,016	$315,776	$574,266	$661,536
Cost of sales	164,222	180,173	189,334	348,259	394,829

Gross profit	120,087	129,843	126,442	226,007	266,707
Selling, general and administrative expenses	89,575	98,111	113,053	172,282	178,722
Acquisition shut-down and product recall costs	1,214	6,718	2,000	—	—

Income from operations	29,298	25,014	11,389	53,725	87,985
Profit from video game joint venture	6,675	8,004	7,351	7,865	9,414
Other expense	—	—	—	—	(1,401)
Interest, net	2,057	1,141	(1,405)	(2,498)	639

Income before provision for income taxes and minority interest	38,030	34,159	17,335	59,092	96,637
Provision for income taxes	9,797	6,466	1,440	15,533	33,144

Income before minority interest	28,233	27,693	15,895	43,559	63,493
Minority interest	—	(237)	—	—	—

Net income	$28,233	$27,930	$15,895	$43,559	$63,493

Basic earnings per share	$1.55	$1.27	$0.66	$1.69	$2.37

Weighted average shares outstanding	18,199	21,963	24,262	25,797	26,738

Diluted earnings per share	$1.45	$1.23	$0.66	$1.49	$2.06

Weighted average shares and equivalents outstanding	19,410	22,747	27,426	31,406	32,193

	At December 31,

	2001	2002	2003	2004	2005
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$25,036	$68,413	$118,182	$176,544	$240,238
Working capital	116,492	129,183	232,601	229,543	301,454
Total assets	284,041	408,916	529,997	696,762	753,955
Long-term debt, net of current portion	77	60	98,042	98,000	98,000
Total stockholders’ equity	244,404	357,236	377,900	451,485	524,651

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Critical Accounting Policies
      The accompanying consolidated financial statements and supplementary information were prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements, Item 8. Inherent in the application of many of these accounting policies is the need for management to make estimates and judgments in the determination of certain revenues, expenses, assets and liabilities. As such, materially different financial results can occur as circumstances change and additional information becomes known. The policies with the greatest potential effect on our results of operations and financial position include:
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
      When we determine that the carrying value of long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net long-lived assets, including goodwill, amounted to $317.4 million as of December 31, 2005.
Recent Developments
      On February 9, 2006, we acquired substantially all of the assets of Creative Designs International, Ltd. and a related Hong Kong company, Arbor Toys Company Limited (collectively “Creative Designs”). The total initial purchase price of $107.7 million consisted of $104.5 million in cash, 150,000 shares of our common stock at a value of approximately $3.2 million and the assumption of liabilities in the amount of $3.5 million. In addition, we agreed to pay an earn-out of up to an aggregate amount of $20.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. Creative Designs is a leading designer and producer of dress-up and role-play toys and will be included in our results of operations beginning in the first quarter of 2006.
Results of Operations
      The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	Years Ended December 31,

	2001	2002	2003	2004	2005
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.8	58.1	60.0	60.6	59.7

Gross profit	42.2	41.9	40.0	39.4	40.3
Selling, general and administrative expenses	31.5	31.6	35.8	30.0	27.0
Acquisition shut-down and product recall costs	0.4	2.2	0.6	—	—

Income from operations	10.3	8.1	3.6	9.4	13.3
Profit from video game joint venture	2.3	2.6	2.3	1.4	1.4
Other expense	—	—	—	—	(0.2)
Interest, net	0.7	0.4	(0.4)	(0.4)	0.1

Income before income taxes	13.3	11.1	5.5	10.4	14.6
Provision for income taxes	3.4	2.1	0.5	2.7	5.0

Net income	9.9%	9.0%	5.0%	7.7%	9.6%

Comparison of the Years Ended December 31, 2005 and 2004
      Net Sales. Net sales were $661.5 million in 2005 compared to $574.3 million in 2004, representing an increase of $87.2 million or 15.2%. The increase in net sales was primarily due to an increase in sales of our Traditional Toy products of $71.9 million, which includes the addition of

$54.8 million in sales from product lines acquired in our Play Along acquisition, and increases in WWE action figures and accessories, wheels products, Cabbage Patch Kids, Doodle Bear® and Sky Dancers®, offset in part by decreases in TV Games, dolls, other action figures and Care Bears and Teletubbies products; and an increase in International sales of $30.7 million, including increases in sales of TV Games, action figures and wheels product. The net increase in net sales was partially offset by decreases in sales of our Crafts and Activities and Writing instruments of $19.1 million and our Seasonal products of $5.5 million. Our Funnoodle line was adversely impacted by competition at retail in 2005. We have secured alternate sources of manufacturing for the Funnoodle products resulting in lower costs which we expect will enable us to expand distribution of this product line in 2006. Additionally, net sales in 2005 included approximately $9.8 million of Pet Pal products.
      With the addition of Creative Designs International, Ltd. in 2006, and our other on-going initiatives in product development and marketing, we believe that the increased level of net sales of Traditional Toys should continue throughout 2006. (See “Forward Looking Information”).
      Gross Profit. Gross profit increased $40.7 million, or 18.0%, to $266.7 million, or 40.3% of net sales, in 2005 from $226.0 million, or 39.4% of net sales, in 2004. The overall increase in gross profit was attributable to the increase in net sales. The increase in gross profit margin of 0.9% of net sales was primarily due to lower product costs and tool and mold amortization, offset in part by an increase in royalty expense as a percentage of net sales due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalties and the write-off of advances and guarantees related to expired or discontinued licenses in 2005.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $178.7 million in 2005 and $172.3 million in 2004, constituting 27.0% and 30.0% of net sales, respectively. The overall increase of $6.4 million in such costs was primarily due to increases in direct selling expenses ($17.3 million), product development costs ($4.0 million) and general and administrative expenses ($1.0 million), partially offset by a decrease in amortization expense related to intangible assets other than goodwill and trademarks ($5.0 million) and stock-based compensation expense ($10.2 million). Comparable grants of restricted stock awards and the increase in the price of our common stock in 2004 compared to a decrease in the price of our common stock in 2005 resulted in a stock-based compensation expense of $3.4 million in 2005 compared to an expense of $13.6 million in 2004. The increase in general and administrative expenses is primarily due to additional overhead related to the operations of Play Along and increases in bonus expense ($3.6 million) and donation expense ($5.6 million), offset in part by decreases in legal costs ($5.0 million), bad debt expense ($2.0 million) and rent expense ($1.3 million). The increase in direct selling expenses is primarily due to an increase in advertising and promotional expenses of $12.1 million in 2005 in support of the sell-through of our various products at retail. We produce and air television commercials in support of several of our product lines. From time to time, we may increase or decrease our advertising efforts, if we deem it appropriate for particular products.
      Profit from Video Game Joint Venture. Profit from our video game joint venture in 2005 was $9.4 million, as compared to $7.9 million in 2004, due to the release of four new games and stronger sales of existing titles in 2005, offset by the payment of $0.8 million to THQ for their share of profit on our sales of WWE themed TV Games compared to 2004, in which period three new games were released and no payments were made by us to THQ. The amount of the preferred return we will receive after June 30, 2006 is subject to change (see “Risk Factors”).

      Other Expense. Other expense in 2005 of $1.4 million relates to the write-off of an investment in a Chinese joint venture. There were no such expenses in 2004.
      Interest, Net. Interest income increased due to higher average cash balances and higher interest rates during 2005 compared to 2004. Interest expense of $4.5 million for the convertible senior notes payable was comparable to 2004.
      Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes at effective tax rates of 26.3% in 2004 and 34.3% in 2005, benefiting from a flat 17.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong for each of 2004 and 2005. The increase in the effective tax rate in 2005 is due to a greater proportion of taxable income generated in the United States. As of December 31, 2005, we had net deferred tax assets of approximately $7.2 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act created a one-time incentive for U.S. corporations to repatriate undistributed earnings from their international subsidiaries by providing an 85% dividends-received deduction for certain international earnings. The deduction was available to corporations during the tax year that includes October 2004, or in the immediately subsequent tax year. In the fourth quarter of 2005, our Board of Directors approved a plan to repatriate $175.0 million in foreign earnings, which was completed in December 2005. The Federal and state income tax expense related to this repatriation was approximately $8.0 million.
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
      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $172.3 million in 2004 and $113.1 million in 2003, constituting 30.0% and 35.8% of net sales, respectively. The overall increase of $59.2 million in such costs was primarily due to the impact of stock-based compensation ($5.2 million), an increase in legal fees and settlements ($6.8 million) and bonus expense ($4.5 million), an increase in amortization expense related to intangible assets other than goodwill acquired in the Play Along acquisition and the addition of overhead related to the operations of Play Along ($27.2 million). Due to the increases in our grants of restricted stock awards and the price of our common stock in 2004, compared to a moderate increase in the price of our common stock in 2003, we had stock-based compensation charges of $13.6 million compared to $8.4 million in 2003. The increase in direct selling expenses ($19.3 million) is primarily due to an increase in advertising and promotional expenses in 2004 in support of the sell-through of our various products at retail. We produced and aired television commercials in support of several of our products, including World Wrestling Entertainment, Dragon Ball and Mucha Lucha® action figures, TV Games, Care Bears, Cabbage Patch Kids and Flying Colors products in 2004, and World Wrestling Entertainment and Dragon Ball action figures and Flying Colors products in 2003. From time to time, we may increase our advertising efforts, if we deem it appropriate for particular products.
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
      Profit from Video Game Joint Venture. Profit from joint venture increased by $0.5 million in 2004 due to the joint venture having lower unit sales at lower wholesale prices of its two vehicle combat games of the five games released in 2003 compared to releasing all new titles with higher unit sales at higher wholesale prices in addition to having higher sales of carryover titles in 2004. New releases typically generate higher unit sales resulting in higher overall sales as compared to carryover titles. Profit from the joint venture contributed significantly to our pre-tax profit, representing 22.2% of pre-tax income in 2003 and 12.7% in 2004. We expect to continue to receive a preferred return over the remaining term of the license agreement ending December 31, 2009, although we cannot predict with certainty what levels of return will be achieved and, in any case, we anticipate substantial fluctuations in the amount of the preferred return distributed to us from year to year.
      Interest, Net. Interest income increased due to higher average cash balances during 2004 than in 2003, but was offset by interest expense of $4.5 million related to the convertible notes issued in June 2003.
      Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes in 2003 and 2004, at an effective tax rate of 8.3% and 26.3%, respectively, benefiting from a flat 17.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong for 2003 and 2004. For 2004, the effective rate increased as a result of the recognition of U.S. taxes on a greater proportion of foreign earnings deemed to be subject to U.S. taxes. As of December 31, 2004, we had net deferred tax assets of approximately $1.9 million. In making this determination, management believes it considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence.

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

	2003				2004				2005

	First	Second	Third	Fourth	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Net sales	67,759	73,290	90,308	84,419	73,986	109,395	206,083	184,802	134,676	127,091	233,500	166,269
As a % of full year	21.5%	23.2%	28.6%	26.7%	12.9%	19.0%	35.9%	32.2%	20.4%	19.2%	35.3%	25.1%
Gross profit	27,442	27,906	36,226	34,868	30,466	41,281	81,801	72,459	54,212	48,073	93,452	70,970
As a % of full year	21.7%	22.1%	28.7%	27.6%	13.5%	18.3%	36.2%	32.1%	20.3%	18.0%	35.0%	26.6%
As a % of net sales	40.5%	38.1%	40.1%	41.3%	41.2%	37.7%	39.7%	39.2%	40.3%	37.8%	40.0%	42.7%
Income (loss) from operations	5,960	2,522	10,480	(7,573)	4,885	8,321	29,915	10,604	13,675	14,614	47,218	12,478
As a % of full year	52.3%	22.1%	92.0%	-66.5%	9.1%	15.5%	55.7%	19.7%	15.5%	16.6%	53.7%	14.2%
As a % of net sales	8.8%	3.4%	11.6%	-9.0%	6.6%	7.6%	14.5%	5.7%	10.2%	11.5%	20.2%	7.5%
Income before income taxes and minority interest	6,299	2,679	10,495	(2,138)	4,764	7,637	30,042	16,649	13,627	15,732	46,306	20,972
As a % of net sales	9.3%	3.7%	11.6%	-2.5%	6.4%	7.0%	14.6%	9.0%	10.1%	12.4%	19.8%	12.6%
Net income	4,988	2,236	8,248	422	3,791	6,004	23,255	10,508	10,084	11,642	32,753	9,014
As a % of net sales	7.4%	3.1%	9.1%	0.5%	5.1%	5.5%	11.3%	5.7%	7.5%	9.2%	14.0%	5.4%
Diluted earnings per share	$0.20	$0.09	$0.31	$0.02	$0.15	$0.22	$0.76	$0.36	$0.34	$0.39	$1.05	$0.29
Weighted average shares and equivalents outstanding	24,917	24,982	29,529	29,542	30,676	31,123	31,919	31,855	32,256	32,229	32,088	32,197
      Due to the restatement in 2003 relating to the accounting of the Toymax, Trendmasters and P&M acquisitions and to rounding, some of the figures above may differ from our previously filed Quarterly Reports on Form 10-Q.
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
      During the second quarter of 2005, we wrote-off our $1.4 million investment in a Chinese joint venture to Other Expense on our determination that none of the value would be realized.
      During the fourth quarter of 2005, we recorded a non-cash charge, which impacted net income, of $3.6 million for restricted stock, and we repatriated $175.0 million from our Hong Kong subsidiaries which resulted in incremental income tax expense of $8.0 million and reduced net income.

Recent Accounting Standards
      We use the intrinsic-value method of accounting for stock options granted to employees. As required by our existing stock plans, stock options are granted at, or above, the fair value of our stock, and, accordingly, no compensation expense is recognized for these grants in the consolidated statement of operations. We record compensation expense related to other stock-based awards, such as restricted stock grants, over the period the award vests. Issued in December 2004, SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), amends SFAS 123, “Accounting for Stock-Based Compensation” and SFAS 95 “Statement of Cash Flows”. SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements, and requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS 123(R) is effective for us beginning as of January 1, 2006. The adoption of SFAS 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. While we cannot estimate the level of share-based payments to be issued in the future, based on the stock options that are currently outstanding, we expect that the adoption of SFAS 123(R) will result in a charge to operations in 2006 of approximately $2.7 million.
Liquidity and Capital Resources
      As of December 31, 2005, we had working capital of $301.5 million, as compared to $229.5 million as of December 31, 2004. This increase was primarily attributable to our operating results.
      Operating activities provided net cash of $71.1 million in the year ended December 31, 2005, as compared to $131.4 million in 2004. Net cash was provided primarily by net income of 63.5 million, non-cash charges and changes in working capital. Our cash position was improved by accounts receivable turnover as measured by days sales outstanding in accounts receivable decreasing from approximately 50 days as of December 31, 2004 to approximately 47 days as of December 31, 2005 primarily due to a shift in sales from domestic sales origin to FOB China, which carry shorter payment terms, a shift in domestic sales to customers with shorter payment terms and overall improved collection efforts and results. Other than open purchase orders, issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of December 31, 2005, we had cash and cash equivalents of $240.2 million.
      Our investing activities used cash of $9.5 million in the year ended December 31, 2005, as compared to $73.3 million in 2004, consisting primarily of the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products, and the goodwill and other intangible assets acquired in the acquisition of Pet Pal, plus the $10.0 million in goodwill relating to the earn-out of Play Along, partially offset by the sale of marketable securities $19.0 million. In 2004, our investing activities consisted primarily of the purchase of molds and tooling used in the manufacture of our products, the purchase of other assets, the goodwill and other intangible assets acquired in the acquisition of Play Along, partially offset by the sale of marketable securities. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 12% payable on net sales of such products. As of December 31, 2005, these agreements required future aggregate minimum guarantees of $28.9 million, exclusive of $14.9 million in advances already paid.

      Our financing activities provided net cash of $3.2 million in the year ended December 31, 2005, as compared to $1.6 million in 2004. In 2005, cash was primarily provided from the exercise of stock options. In 2004, cash was primarily provided from the exercise of stock options, partially offset by the repayment of debt.
      The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 31, 2005 and is based on information appearing in the notes to the consolidated financial statements (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total

Long-term debt	$—	$—	$—	$—	$—	$98,000	$98,000
Operating leases	6,912	6,463	4,184	3,810	3,401	8,809	33,579
Minimum guaranteed license/royalty payments	13,003	8,421	5,492	1,434	500	—	28,850
Employment contracts	5,591	5,419	3,166	2,244	2,280	—	18,700

Total contractual cash obligations	$25,506	$20,303	$12,842	$7,488	$6,181	$106,809	$179,129

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
      In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act created a one-time incentive for U.S. corporations to repatriate undistributed earnings from their international subsidiaries by providing an 85% dividends-received deduction for certain international earnings. The deduction was available to corporations during the tax year that includes October 2004, or in the immediately subsequent tax year. In the fourth quarter of 2005, our Board of Directors approved a plan to repatriate $175.0 million in foreign earnings, which was completed in December 2005. The Federal and state income tax expense related to this repatriation was approximately $8.0 million.
      In June 2004, we purchased substantially all of the assets and assumed certain liabilities of Play Along, Inc., Play Along (Hong Kong) Limited and PA Distribution, Inc. (collectively “Play Along”). The total initial purchase price of $85.7 million consisted of cash paid in the amount of $70.8 million and the issuance of 749,005 shares of our common stock valued at $14.9 million. In addition, we agreed to pay an earn-out of up to $10.0 million per year for the four calendar years following the acquisition up to an aggregate amount of $30.0 million based on the achievement of certain financial performance criteria which will be recorded as goodwill when and if earned. For the years ended December 31, 2004 and 2005, $10.0 million and $6.7 million of the earn-out was earned and recorded as goodwill, respectively. Accordingly, the annual maximum earn-out for the remaining two years through December 31, 2007 is approximately $6.7 million, or an aggregate of $13.3 million. Our results of operations have included Play Along from the date of acquisition.

      In October 2004, we were named as a defendant in a lawsuit commenced by WWE (the “WWE Action”). The complaint also named as defendants, among others, the joint venture with THQ Inc., certain of our foreign subsidiaries and our three executive officers. In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York, alleging damages associated with the facts alleged in the WWE Action. Three shareholder derivative actions have also been filed against us, nominally, and against certain of our Board members (the “Derivative Actions”). The Derivative Actions seek to hold the individual defendants liable for damages allegedly caused to our Company by their actions, and, in one of the Derivative Actions, seeks restitution to our Company of profits, benefits and other compensation obtained by them. See “Legal Proceedings.”
      On June 13, 2005, we purchased substantially all of the operating assets and assumed certain liabilities relating to the Pet Pal line of pet products, including toys, treats and related pet products. The total initial purchase price of $10.6 million was paid in cash. In addition, we agreed to pay an earn-out of up to an aggregate amount of $25.0 million in cash over the three fiscal years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. Goodwill of $4.6 million arose from this transaction, which represents the excess of the purchase price over the fair value of assets acquired less liabilities assumed. This acquisition expands our product offerings and distribution channels. Our results of operations have included Pet Pal from the date of acquisition.
      On February 9, 2006, we acquired substantially all of the assets of Creative Designs International, Ltd. and a related Hong Kong company, Arbor Toys Company Limited (collectively “Creative Designs”). The total initial purchase price of $107.7 million consisted of $104.5 million in cash, 150,000 shares of our common stock at a value of approximately $3.2 million and the assumption of liabilities in the amount of $3.5 million. In addition, we agreed to pay an earn-out of up to an aggregate amount of $20.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. Creative Designs is a leading designer and producer of dress-up and role-play toys and will be included in our results of operations beginning in the first quarter of 2006.
      In June 2003, we sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023. The notes may be converted into shares of our common stock at an initial conversion price of $20.00 per share, subject to certain circumstances. Cash interest is payable at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year, commencing on December 15, 2003. After June 15, 2010, interest will accrue on the outstanding notes until maturity. At maturity, we will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance, unless redeemed or converted earlier.
      We may redeem the notes at our option in whole or in part beginning on June 15, 2010, at 100% of their accreted principal amount plus accrued and unpaid interest, if any, payable in cash. Holders of the notes may also require us to repurchase all or part of their notes on June 15, 2010, for cash, at a repurchase price of 100% of the principal amount per note plus accrued and unpaid interest, if any. Holders of the notes may also require us to repurchase all or part of their notes on June 15, 2013 and June 15, 2018 at a repurchase price of 100% of the accreted principal amount per note plus accrued and unpaid interest, if any. Any repurchases at June 15, 2013 and June 15, 2018 may be paid in cash, in shares of common stock or a combination of cash and shares of common stock.

      We believe that our cash flows from operations and cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. We intend to finance our long-term liquidity requirements out of net cash provided by operations and cash and cash equivalents.
Exchange Rates
      Sales from our United States and Hong Kong operations are denominated in U.S. dollars and our manufacturing costs are denominated in either U.S. or Hong Kong dollars. Operations and operating expenses of all of our operations are denominated in local currency, thereby creating exposure to changes in exchange rates. Changes in the Hong Kong dollar or British Pound/U.S. dollar exchange rate may positively or negatively affect our operating results. The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to US$1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. We cannot assure you that the exchange rate between the United States and Hong Kong currencies will continue to be fixed or that exchange rate fluctuations between the United States and Hong Kong and United Kingdom currencies will not have a material adverse effect on our business, financial condition or results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
      Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of December 31, 2005, we have not used derivative instruments or engaged in hedging activities to minimize our market risk.
Interest Rate Risk
      In June 2003, we issued convertible senior notes payable of $98.0 million with a fixed interest rate of 4.625% per annum, which remain outstanding as of December 31, 2005. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

Foreign Currency Risk
      We have wholly-owned subsidiaries in Hong Kong and in the United Kingdom. Sales are made by these operations on FOB China or Hong Kong terms and are denominated in U.S. dollars. However, purchases of inventory and Hong Kong operating expenses are typically denominated in Hong Kong dollars and operating expenses made in the United Kingdom are typically denominated in British Pounds, thereby creating exposure to changes in exchange rates. Changes in the British Pound or Hong Kong dollar/ U.S. dollar exchange rates may positively or negatively affect our gross margins, operating income and retained earnings. The British Pound gave rise to the other comprehensive loss in the balance sheet at December 31, 2005. The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to US$1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. We do not believe that near-term changes in these exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Hong Kong dollar or British Pound.

Item 8. Consolidated Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
JAKKS Pacific, Inc. and Subsidiaries
      We have audited the accompanying consolidated balance sheets of JAKKS Pacific, Inc. and Subsidiaries (Company) as of December 31, 2004 and 2005, and the related consolidated statements of operations, other comprehensive income, stockholders’ equity and cash flows and the financial statement schedule for each of the years in the three-year period ended December 31, 2005. We also have audited management’s assessment, included in the accompanying Management’s annual report on internal control over financial reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.
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

      In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of JAKKS Pacific, Inc. and Subsidiaries as of December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that JAKKS Pacific, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, JAKKS Pacific, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ PKF

PKF
Certified Public Accountants
A Professional Corporation
Los Angeles, California
February 13, 2006

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2005

	(In thousands, except
	share data)
Assets
Current assets
Cash and cash equivalents	$176,544	$240,238
Marketable securities	19,047	—
Accounts receivable, net of allowance for uncollectible accounts of $7,058 and $2,336, respectively	102,266	87,199
Inventory	50,000	66,729
Deferred income taxes	6,161	13,618
Prepaid expenses and other	18,521	17,533

Total current assets	372,539	425,317
Property and equipment
Office furniture and equipment	6,823	7,619
Molds and tooling	28,818	26,948
Leasehold improvements	2,572	3,522

Total	38,213	38,089
Less accumulated depreciation and amortization	27,273	25,394

Property and equipment, net	10,940	12,695
Intangibles and other, net	27,368	18,512
Investment in video game joint venture	9,816	10,365
Goodwill, net	258,331	269,298
Trademarks, net	17,768	17,768

Total assets	$696,762	$753,955

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$59,569	$50,533
Accrued expenses	49,407	44,415
Reserve for sales returns and allowances	23,173	25,123
Income taxes payable	10,847	3,792

Total current liabilities	142,996	123,863
Convertible senior notes	98,000	98,000
Deferred rent liability	—	995
Deferred income taxes	4,281	6,446

Total liabilities	245,277	229,304

Commitments and contingencies
Stockholders’ equity
Preferred shares, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 26,234,016 and 26,944,559 shares issued and outstanding, respectively	26	27
Additional paid-in capital	276,642	287,356
Retained earnings	176,564	240,057
Accumulated other comprehensive loss	(1,747)	(2,789)

Total stockholders’ equity	451,485	524,651

Total liabilities and stockholders’ equity	$696,762	$753,955

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2003	2004	2005
	(In thousands, except per share amounts)
Net sales	$315,776	$574,266	$661,536
Cost of sales	189,334	348,259	394,829

Gross profit	126,442	226,007	266,707
Selling, general and administrative expenses	113,053	172,282	178,722
Product recall costs	2,000	—	—

Income from operations	11,389	53,725	87,985
Profit from video game joint venture	7,351	7,865	9,414
Other expense	—	—	(1,401)
Interest, net	(1,405)	(2,498)	639

Income before provision for income taxes	17,335	59,092	96,637
Provision for income taxes	1,440	15,533	33,144

Net income	$15,895	$43,559	$63,493

Basic earnings per share	$0.66	$1.69	$2.37

Basic weighted number of shares	24,262	25,797	26,738

Diluted earnings per share	$0.66	$1.49	$2.06

Diluted weighted number of shares	27,426	31,406	32,193

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

	Years Ended December 31,

	2003	2004	2005

	(In thousands)
Other comprehensive income:
Net income	$15,895	$43,559	$63,493
Foreign currency translation adjustment	(349)	(1,398)	(1,042)

Other comprehensive income	$15,546	$42,161	$62,451

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005
(In thousands)

					Deferred
	Common Stock				Compensation	Accumulated
			Additional		From	Other	Total
	Number		Paid-in	Retained	Restricted	Comprehensive	Stockholders’
	of Shares	Amount	Capital	Earnings	Stock Grants	Loss	Equity

Balance, December 31, 2002	24,473	$24	$240,102	$117,110	$—	$—	$357,236
Exercise of options	312	—	1,777	—	—	—	1,777
Restricted stock grants	696	1	9,152	—	(789)	—	8,364
Issuance of warrants	—	—	1,057	—		—	1,057
Compensation for fully vested stock options	—	—	6	—	—	—	6
Repurchase and retirement of common stock	(554)	—	(6,086)	—	—	—	(6,086)
Net income	—	—	—	15,895	—	—	15,895
Foreign currency translation adjustment	—	—	—	—	—	(349)	(349)

Balance, December 31, 2003	24,927	25	246,008	133,005	(789)	(349)	377,900
Exercise of options	192	—	1,699	—	—	—	1,699
Stock option income tax benefit	—	—	739	—	—	—	739
Restricted stock grants	340	—	7,487	—	789	—	8,276
Compensation for fully vested stock options	—	—	5,365	—	—	—	5,365
Issuance of common stock for Play Along	749	1	14,850	—	—	—	14,851
Issuance of common stock for Kidz Biz earn-out	26	—	494	—	—	—	494
Net income	—	—	—	43,559	—	—	43,559
Foreign currency translation adjustment	—	—	—	—	—	(1,398)	(1,398)

Balance, December 31, 2004	26,234	26	276,642	176,564	—	(1,747)	451,485
Exercise of options	567	1	4,872	—	—	—	4,873
Stock option income tax benefit	—	—	4,119	—	—	—	4,119
Restricted stock grants	245	—	5,130	—	—	—	5,130
Compensation for fully vested stock options	—	—	(1,706)	—	—	—	(1,706)
Retirement of common stock	(101)	—	(1,701)	—	—	—	(1,701)
Net income	—	—	—	63,493	—	—	63,493
Foreign currency translation adjustment	—	—	—	—	—	(1,042)	(1,042)

Balance, December 31, 2005	26,945	$27	$287,356	$240,057	$	$(2,789)	$524,651

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2004	2005
	(In thousands)
Cash flows from operating activities
Net income	$15,895	$43,559	$63,493

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,029	21,518	15,527
Compensation for fully vested stock options	6	5,365	(1,706)
Acquisition Earn-out	—	494	—
Investment in video game joint venture	79	(719)	(548)
Loss on disposal of property and equipment	—	1,096	104
Restricted stock compensation	8,364	8,276	5,130
Write-off of investment in Chinese Joint Venture	—	—	1,401
Changes in operating assets and liabilities
Accounts receivable	(28,224)	(4,333)	16,697
Inventory	(2,654)	784	(13,272)
Prepaid expenses and other	(5,643)	(3,613)	1,088
Accounts payable	16,264	19,192	(9,437)
Accrued expenses	(3,259)	19,742	(1,915)
Income taxes payable	(1,397)	5,945	(2,936)
Reserve for sales returns and allowances	(5,827)	13,289	1,732
Deferred rent liability	—	—	995
Deferred income taxes	(2,240)	795	(5,292)

Total adjustments	(8,502)	87,831	7,568

Net cash provided by operating activities	7,393	131,390	71,061

Cash flows from investing activities
Purchases of property and equipment	(4,472)	(5,917)	(8,270)
Purchases of other assets	(4,936)	(26,863)	118
Cash paid for net assets	(19,676)	(41,438)	(20,362)
Net (purchases) sales of marketable securities	(19,345)	967	19,047
Notes receivable — officers	1,113	—	—

Net cash used by investing activities	(47,316)	(73,251)	(9,467)

Cash flows from financing activities
Repurchase of common stock	(6,086)	—	—
Proceeds from stock options exercised (net of cash-less exercise of $1.7 million in 2005)	1,777	1,682	3,173
Net proceeds from sale of convertible senior notes	94,366	—	—
Repayments of debt	(16)	(61)	—

Net cash provided by financing activities	90,041	1,621	3,173

Foreign currency translation adjustment	(349)	(1,398)	(1,073)
Net increase in cash and cash equivalents	49,769	58,362	63,694
Cash and cash equivalents, beginning of year	68,413	118,182	176,544

Cash and cash equivalents, end of year	$118,182	$176,544	$240,238

Cash paid during the period for:
Interest	$2,375	$4,534	$4,533

Income taxes	$9,694	$2,688	$41,284

      See Note 18 for additional supplemental information to consolidated statements of cash flows.
See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
Note 1—Principal Industry
      JAKKS Pacific, Inc. (the “Company”) is engaged in the development, production and marketing of consumer products, including toys and related products, stationery and writing instruments and pet toys and related products, some of which are based on highly-recognized entertainment properties and character licenses. The Company commenced its primary business operations in July 1995 through the purchase of substantially all of the assets of a Hong Kong toy company. The Company markets its product lines domestically and internationally.
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
      Generally, the Company does not allow for product returns. The Company provides a negotiated allowance for breakage or defects to its customers, which is recorded when the related revenue is recognized. However, the Company does make occasional exceptions to this policy and consequently accrues a return allowance in gross sales based on historic return amounts and management estimates.
      The Company also will occasionally grant credits to facilitate markdowns and sales of slow moving merchandise. These credits are recorded as a reduction of gross sales at the time of occurrence. The Company’s reserve for sales returns and allowances increased by $1.9 million from $23.2 million as of December 31, 2004 to $25.1 million as of December 31, 2005. This increase is

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
due primarily to the increase in sales in 2005 and an increase in sales of electronic products which have higher defective rates, offset in part by the timing of customer deductions.
Inventory
      Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs and in-bound freight and duty, is valued at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	December 31,

	2004	2005
Raw materials	$1,557	$2,679
Finished goods	48,443	64,050

	$50,000	$66,729

Marketable securities
      Marketable securities are categorized as available for sale and related unrealized holding gains or losses are included as a component of stockholders’ equity. At December 31, 2005, the Company had no marketable securities. At December 31, 2004 cost approximated fair market value.
Fair value of financial instruments
      The Company’s cash and cash equivalents, marketable securities and accounts receivable represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of fair value. The fair value of the $98.0 million of convertible senior notes payable at December 31, 2005 was approximately $119.5 million based on the quoted market price.
Property and equipment
      Property and equipment are stated at cost and are being depreciated using the straight-line method over their estimated useful lives as follows:

Office equipment	5 years
Automobiles	5 years
Furniture and fixtures	5 - 7 years
Molds and tooling	2 - 4 years
Leasehold improvements	Shorter of length of lease or 10 years
Shipping and handling costs
      The consolidated financial statements reflect the adoption of the classification or disclosure requirements pursuant to Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs,” which was effective in the fourth quarter of fiscal 2000. Consistent with EITF 00-10, the Company has historically classified income from freight charges to customers in “Net sales.” The Company classifies shipping and handling costs in “Selling, general and administrative expenses.” Such costs amounted to approximately $5.2 million in 2003, $3.6 million in 2004 and $3.1 million in 2005.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Advertising
      Production costs of commercials and programming are charged to operations in the year during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the year incurred. Advertising expense for the years ended December 31, 2003, 2004 and 2005, was approximately $12.4 million, $26.4 million and $38.8 million, respectively.
      The Company also participates in cooperative advertising arrangements with some customers, whereby it allows a discount from invoiced product amounts in exchange for customer purchased advertising that features the Company’s products. Typically, theses discounts range from 1% to 6% of gross sales, and are generally based on product purchases or on specific advertising campaigns. Such amounts are accrued when the related revenue is recognized or when the advertising campaign is initiated. These cooperative advertising arrangements are accounted for as direct selling expenses.
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
Goodwill and other intangible assets
      In July 2001, Statement of Financial Accounting Standards “SFAS” No. 141, “Business Combinations” (“SFAS 141”) and SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) were issued. SFAS 141 requires that all business combinations completed after its

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
adoption in July 2001 be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill. In accordance with the adoption of SFAS 142 on January 1, 2002, goodwill and certain other intangible assets are no longer amortized and are tested for impairment at least annually at the reporting unit level. Losses in value are recorded when and as material impairment has occurred in the underlying assets or when the benefits of the identified intangible assets are realized. As of December 31, 2005, there was no impairment to the underlying value of goodwill or intangible assets other than goodwill.
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
      Intangible assets other than goodwill consist of product technology rights, trademarks, acquired backlog, customer relationships, product lines and license agreements. Intangible assets other than trademarks are amortized over the estimated economic lives of the related assets. Accumulated amortization as of December 31, 2004 and 2005 was $28.2 million and $32.0 million, respectively.
Stock Option Plans
      At December 31, 2005, the Company had stock-based employee compensation plans, which are described more fully in Note 16. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and the disclosure provisions provided by SFAS 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, certain options had been repriced resulting in compensation adjustments, which have been reflected in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      In 2003, 2004 and 2005 the fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: risk-free rate of interest of 4%, 2.25% and 4.25%, respectively; dividend yield of 0%; with volatility of 82%, 136.9% and 130.2%% respectively; and expected lives of five years.

	Year Ended December 31,

	2003	2004	2005

	(In thousands,
	except per share data)
Net income, as reported	$15,895	$43,559	$63,493
Add (Deduct): Stock-based employee compensation expense (income) included in reported net income net of related tax effects	5	3,970	(1,121)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards net of related tax effects	(2,796)	(2,999)	(2,456)

Pro forma net income	$13,104	$44,530	$59,916

Earnings per share:
Basic — as reported	$0.66	$1.69	$2.37

Basic — pro forma	$0.54	$1.73	$2.24

Diluted — as reported	$0.66	$1.49	$2.06

Diluted — pro forma	$0.55	$1.52	$1.95

Earnings per share
      The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings per share (“EPS”) for the periods presented (in thousands, except per share data):

	2003

		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$15,895	24,262	$0.66

Effect of dilutive securities
Assumed conversion of convertible senior notes	2,332	2,749
Options and warrants	—	415

Diluted EPS
Income available to common stockholders plus assumed exercises	$18,227	27,426	$0.66

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2004

		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$43,559	25,797	$1.69

Effect of dilutive securities
Assumed conversion of convertible senior notes	3,354	4,900
Options and warrants	—	709

Diluted EPS
Income available to common stockholders plus assumed exercises	$46,913	31,406	$1.49

	2005

		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$63,493	26,738	$2.37

Effect of dilutive securities
Assumed conversion of convertible senior notes	2,978	4,900
Options and warrants	—	555

Diluted EPS
Income available to common stockholders plus assumed exercises	$66,471	32,193	$2.06

     Recent Accounting Standards
      The Company uses the intrinsic-value method of accounting for stock options granted to employees. As required by the Company’s existing stock plans, stock options are granted at, or above, the fair value of the Company’s stock, and, accordingly, no compensation expense is recognized for these grants in the consolidated statement of operations. The Company records compensation expense related to other stock-based awards, such as restricted stock grants, over the vesting period of the award. Issued in December 2004, SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), amends SFAS 123, “Accounting for Stock-Based Compensation” and SFAS 95 “Statement of Cash Flows”. SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements, and requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS 123(R) is effective for the Company beginning as of January 1, 2006. The adoption of SFAS 123(R)’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on its overall financial position. While the Company cannot estimate the level of share-based payments to be issued in the future, based on the stock options that are currently outstanding, the Company expects that the adoption of SFAS 123(R) will result in a charge to operations in 2006 of approximately $2.7 million.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Reclassifications
      Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.
Note 3—Business Segments, Geographic Data, Sales by Product Group, and Major Customers
      The Company is a worldwide producer and marketer of children’s toys and related products, principally engaged in the design, development, production and marketing of traditional toys, including boys action figures, vehicles and playsets, craft and activity products, writing instruments, compounds, girls’ toys, plush, construction toys, and infant and preschool toys as well as pet treats, toys and related pet products. The Company’s reportable segments are North America Toys, Pet Products and International.
      The North America Toys segment, which includes the United States and Canada, and the International toy segment, which includes sales to non-North American markets, include the design, development, production and marketing of children’s toys and related products and Pet Products includes the design, development, production and marketing of pet treats, toys and related pet products.
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
      Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three years ended December 31, 2005 are as follows (in thousands):

	Year Ended December 31, 2003

	Traditional	Craft/Activities/	Seasonal	Pet
	Toys	Writing Products	Products	Products	Total

Net Sales
North America Toys	$109,175	$125,947	$41,053	$—	$276,175
Pet Products (Note 5)	—	—	—	—	—
International	36,523	866	2,212	—	39,601

	$145,698	$126,813	$43,265	$—	$315,776

	Year Ended December 31, 2004

	Traditional	Craft/Activities/	Seasonal	Pet
	Toys	Writing Products	Products	Products	Total

North America Toys	$419,061	$77,405	$24,995	$—	$521,461
Pet Products (Note 5)	—	—	—	—	—
International	44,238	6,792	1,775	—	52,805

	$463,299	$84,197	$26,770	$—	$574,266

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2005

	Traditional	Craft/Activities/	Seasonal	Pet
	Toys	Writing Products	Products	Products	Total

North America Toys	$495,490	$58,114	$19,665	$—	$573,269
Pet Products (Note 5)	—	—	—	9,763	9,763
International	74,438	3,944	122	—	78,504

	$569,928	$62,058	$19,787	$9,763	$661,536

	Year Ended December 31,

	2003	2004	2005

Operating Income
North America Toys	$9,823	$48,785	$76,116
Pet Products (Note 5)	—	—	1,222
International	1,566	4,940	10,647

	$11,389	$53,725	$87,985

	December 31,

	2004	2005

Assets
North America Toys	$632,693	$677,420
Pet Products (Note 5)	—	23,432
International	64,069	53,103

	$696,762	$753,955

      The following tables present information about the Company by geographic area as of and for the three years ended December 31, 2005 (in thousands):

	December 31,

	2004	2005

Long-lived Assets
United States	$278,734	$283,350
Hong Kong	30,484	34,038
Europe	2,783	—

	$312,001	$317,388

	Year Ended December 31,

	2003	2004	2005

Net Sales by Geographic Area
United States	$271,051	$505,803	$562,396
Europe	35,547	37,700	38,620
Canada	5,125	15,658	20,589
Hong Kong	1,275	4,410	24,388
Other	2,778	10,695	15,543

	$315,776	$574,266	$661,536

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,

	2003	2004	2005

Net Sales by Product Group
Traditional Toys	$147,813	$463,300	$569,928
Craft/Activities/Writing Products	124,698	84,197	62,058
Seasonal Products	43,265	26,769	19,788
Pet Products (Note 5)	—	—	9,762

	$315,776	$574,266	$661,536

Major Customers
      Net sales to major customers, which are part of our North American Toys segment, were approximately as follows (in thousands, except for percentages):

	2003		2004		2005

		Percentage		Percentage		Percentage
	Amount	of Net Sales	Amount	of Net Sales	Amount	of Net Sales
Wal-Mart	$91,378	28.9%	$193,776	33.7%	$212,620	32.1%
Target	30,371	9.6	74,429	13.0	95,716	14.5
Toys ‘R’ Us	30,009	9.5	68,279	11.9	82,732	12.5

	$151,758	48.0%	$336,484	58.6%	$391,068	59.1%

      Wal-Mart has increased its percentage of the toy industry’s sales at retail and the increase in the dollar amount of sales to Wal-Mart is consistent with this change. No other customer accounted for more than 10% of our total net sales.
      At December 31, 2004 and 2005, the Company’s three largest customers accounted for approximately 58.1% and 73.0%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.
Note 4— Joint Ventures
      The Company owns a fifty percent interest in a joint venture with a company that develops, publishes and distributes interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture has entered into a license agreement with an initial license period expiring December 31, 2009 under which it acquired the exclusive worldwide right to publish video games on all hardware platforms. The Company’s investment is accounted for using the cost method due to the financial and operating structure of the venture and its lack of control over the joint venture. The Company’s basis consists primarily of organizational costs, license costs and recoupable advances and is being amortized over the term of the initial license period. The joint venture agreement provides for the Company to receive guaranteed preferred returns through June 30, 2006 at varying rates of the joint venture’s net sales depending on the cumulative unit sales and platform of each particular game. For periods after June 30, 2006, the

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
amount of the preferred return will be subject to change between the parties. This change will, in all likelihood, result in modifications to the amount of preferred return that the Company receives. The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned. The Company’s joint venture partner retains the financial risk of the joint venture and is responsible for the day-to-day operations, including development, sales and distribution, for which they are entitled to any remaining profits. In addition, THQ is entitled to receive a preferred return based on the sale of WWE TV Games. During 2005, the Company paid THQ approximately $0.8 million which is recorded as a reduction of profit from the joint venture. During 2003, 2004 and 2005, the Company earned $7.4 million, $7.9 million and $9.4 million, respectively, in net profit from the joint venture.
      During 2005, the Company wrote-off its $1.4 million investment in a Chinese joint venture to Other Expense on its determination that none of the value would be realized.
Note 5— Business Combinations
      The Company acquired the following entities to further enhance its existing product lines and to continue diversification into other toy categories and seasonal businesses.
      On June 13, 2005, the Company purchased substantially all of the operating assets and assumed certain liabilities relating to the Pet Pal line of pet products, including toys, treats and related pet products. The total initial purchase price of $10.6 million was paid in cash. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $25.0 million in cash over the three fiscal years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. Goodwill of $4.6 million arose from this transaction, which represents the excess of the purchase price over the fair value of assets acquired less the liabilities assumed. This acquisition expands the Company’s product offerings and distribution channels. The Company’s results of operation have included Pet Pal from the date of acquisition. Proforma results of operations are not provided since the amounts are not material to the consolidated results of operations.
      In June 2004, the Company purchased substantially all of the assets and assumed certain liabilities of Play Along. The total initial purchase price of $85.7 million consisted of cash paid in the amount of $70.8 million and the issuance of 749,005 shares of the Company common stock valued at $14.9 million and resulted in goodwill of $67.8 million. In addition, the Company agreed to pay an earn-out of up to $10.0 million per year for the three calendar years following the acquisition up to an aggregate amount of $30.0 million based on the achievement of certain financial performance criteria which will be recorded as goodwill when and if earned. For the years ended December 31, 2004 and 2005, $10.0 million and $6.7 million of the earn-out was earned and recorded as goodwill, respectively. Accordingly, the annual maximum earn-out for the remaining two years through December 31, 2007 is approximately $6.7 million, or an aggregate of $13.3 million. Play Along designs and produces traditional toys, which it distributes domestically and internationally. This acquisition expands the Company’s product offerings in the pre-school area and brings new product development and marketing talent to the Company. This transaction has been accounted for by the Company under the purchase method of accounting, and the Company’s results of operations have included Play Along from the date of acquisition.
      In determining the purchase price allocation of the Play Along acquisition, the Company considered the acquired intangible assets that arise from contractual or other legal rights, including

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
trademarks, copyrights, patents and license agreements, potential noncontractual intangible assets, including customer lists and customer-related relationships, as well as the value of synergies that will result from combining the operations of Play Along into the operations of the Company.
      The total purchase price of the Play Along acquisition including the earn-outs earned through December 31, 2005 in the amount of $16.7 million, which was allocated to goodwill, was allocated to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table:

Estimated fair value (in thousands):
Current assets	$24,063
Property and equipment, net	546
Other assets	3,184
Liabilities assumed	(22,263)
Intangible assets other than goodwill	22,100
Goodwill	74,723

$102,353

      Approximately $44.8 million of the Play Along goodwill is expected to be deductible for Federal and state income tax purposes.
      The following unaudited pro forma information represents the Company’s consolidated results of operations as if the acquisition of Play Along had occurred on January 1, 2004 and after giving effect to certain adjustments including the elimination of certain general and administrative expenses and other income and expense items not attributable to ongoing operations, interest expense, and related tax effects. Such pro forma information does not purport to be indicative of operating results that would have been reported had the acquisition of Play Along actually occurred on January 1, 2004 or on future operating results.

Year Ended
December 31, 2004

(In thousands,
except
per share data)
Net sales	$618,952
Net income	$44,228
Basic earnings per share	$1.69
Weighted average shares outstanding	26,127
Diluted earnings per share	$1.50
Weighted average shares and equivalents outstanding	31,736

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 6— Goodwill
      The changes in the carrying amount of goodwill for the year ended December 31, 2005 are as follows (in thousands):

	North
	America	Pet
	Toys	Products	International	Total

Balance at beginning of period	$237,833	$—	$20,498	$258,331
Goodwill acquired during the period (See Note 5)	6,667	4,603	—	11,270
Adjustments to goodwill during the period	(154)	—	(149)	(303)

Balance at end of period	$244,346	$4,603	$20,349	$269,298

Note 7— Intangible Assets
      Intangible assets consist primarily of licenses, product lines, debt offering costs from the Company’s convertible senior notes and trademarks. Amortized intangible assets are included in the Intangibles and other, net, in the accompanying balance sheets. Trademarks is disclosed separately in the accompanying balance sheets. Intangible assets are as follows (in thousands):

	December 31, 2004				December 31, 2005

	Weighted	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Useful Lives	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized Intangible Assets:
Acquired order backlog	0.50	5,300	(5,300)	—	—	—	—
Licenses	4.75	$22,435	$(5,169)	$17,266	$23,635	$(12,082)	$11,553
Product lines	3.50	17,700	(16,732)	968	17,700	(17,700)	—
Customer relationships	5.25	1,300	(389)	911	1,846	(700)	1,146
Non-compete/ Employment contracts	4.00	2,748	(344)	2,404	2,748	(1,049)	1,699
Debt offering costs	20 Years	3,705	(292)	3,413	3,705	(477)	3,228

Total amortized intangible assets		53,188	(28,226)	24,962	49,634	(32,008)	17,626
Unamortized Intangible Assets:
Trademarks	indefinite	17,768	N/A	17,768	17,768	N/A	17,768

		$70,956	$(28,226)	$42,730	$67,402	$(32,008)	$35,394

      For the years ended December 31, 2003, 2004, and 2005, the Company’s aggregate amortization expense related to intangible assets was $8.3 million, $14.0 million and $9.1 million, respectively. The Company currently estimates continuing amortization expense for the next five years to be approximately (in thousands):

2006	$7,193
2007	4,527
2008	2,741
2009	644
2010	222

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8— Concentration of Credit Risk
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
      At December 31, 2004 and 2005, the Company’s three largest customers accounted for approximately 58.1% and 73.0%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.
Note 9—Accrued Expenses
      Accrued expenses consist of the following (in thousands):

	2004	2005
Royalties	$16,024	$15,918
Bonuses	9,720	11,554
Acquisition earnout	10,000	6,667
Employee salaries and benefits	1,865	1,781
Promotional commitment	1,066	1,066
Sales commissions	4,503	682
Other	6,229	6,747

	$49,407	$44,415

Note 10— Related Party Transactions
      A director of the Company is a partner in the law firm that acts as counsel to the Company. The Company incurred legal fees and expenses to the law firm in the amount of approximately $4.6 million in 2003, $3.3 million in 2004 and $3.2 million in 2005.
Note 11— Convertible Senior Notes
      Convertible senior notes consist of the following (in thousands):

	2004	2005
Convertible senior notes	$98,000	$98,000
      In June 2003, the Company sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023. The notes may be converted into shares of the Company’s common stock at an initial conversion price of $20.00 per share, subject to certain circumstances. Cash interest is payable at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year, commencing on December 15,

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2003. After June 15, 2010, interest will accrue on the outstanding notes. At maturity, the Company will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance, unless redeemed or converted earlier.
      The Company may redeem the notes at its option in whole or in part beginning on June 15, 2010, at 100% of their accreted principal amount plus accrued and unpaid interest, if any, payable in cash. Holders of the notes may also require the Company to repurchase all or part of their notes on June 15, 2010, for cash, at a repurchase price of 100% of the principal amount per note plus accrued and unpaid interest, if any. Holders of the notes may also require the Company to repurchase all or part of their notes on June 15, 2013 and June 15, 2018 at a repurchase price of 100% of the accreted principal amount per note plus accrued and unpaid interest, if any. Any repurchases at June 15, 2013 and June 15, 2018 may be paid in cash, in shares of common stock or a combination of cash and shares of common stock.
      The following is a schedule of payments for the convertible senior notes (in thousands):

2006	$—
2007	—
2008	—
2009	—
2010	—
Thereafter	98,000

$98,000

Note 12—Income Taxes
      The Company does not file a consolidated return with its foreign subsidiaries. The Company files Federal and state returns and its foreign subsidiaries file Hong Kong and United Kingdom returns. Income taxes reflected in the accompanying consolidated statements of operations are comprised of the following (in thousands):

	2003	2004	2005
Federal	$608	$696	$20,821
State and local	55	1,088	4,326
Foreign	3,017	12,954	13,290

	3,680	14,738	38,437
Deferred	(2,240)	795	(5,293)

	$1,440	$15,533	$33,144

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      The components of deferred tax assets/(liabilities) are as follows (in thousands):

	2004	2005
Net deferred tax assets/(liabilities):
Current:
Reserve for sales allowances and possible losses	$1,940	$3,305
Accrued expenses	1,044	1,895
Restricted stock grant	136	31
Foreign tax credit	2,166	(127)
Federal net operating loss carryforward	—	4,117
Deductible intangible assets	—	2,240
State income taxes	—	2,309
Other	875	(152)

	6,161	13,618

Long Term:
Undistributed earnings	(7,191)	(3,802)
Property and equipment	(983)	(2,419)
Original issue discount interest	(2,761)	(4,355)
Deductible goodwill and intangibles	(2,004)	1,103
Federal net operating loss carryforwards	8,416	—
Foreign tax credit	—	2,718
Other	242	309

	(4,281)	(6,446)

Total net deferred tax assets/(liabilities)	$1,880	$7,172

      The current portion of deferred tax assets is included in prepaid expenses and other.
      In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act created a one-time incentive for U.S. corporations to repatriate undistributed earnings from their international subsidiaries by providing an 85% dividends-received deduction for certain international earnings. The deduction was available to corporations during the tax year that includes October 2004, or in the immediately subsequent tax year. In the fourth quarter of 2005, the Company’s Board of Directors approved a plan to repatriate $175.0 million in foreign earnings, which was completed in December 2005. The Federal and State income tax expense related to this repatriation was approximately $8.0 million.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      Income tax expense varies from the U.S. Federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates:

	2003	2004	2005
Federal income tax expense	35.0%	35.0%	35.0%
State income tax expense, net of federal tax effect	0.2	1.3	2.1
One time dividend from foreign subsidiaries	—	—	8.3
Effect of differences in U.S. and Foreign statutory rates	(30.6)	(12.1)	(9.0)
Other	3.7	1.8	(2.1)

	8.3%	26.0%	34.3%

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
      As of December 31, 2005, the Company has federal and state net operating loss carryforwards of $9.0 million and $22.2 million, respectively, expiring through 2023. These carryforwards resulted from the acquisitions of Pentech and Toymax. The utilization of these losses to offset future income is limited under IRC§382. The Company’s management concluded that a deferred tax asset valuation allowance was not necessary.
      The components of income before provision for income taxes are as follows (in thousands):

	2003	2004	2005
Domestic	$(5,255)	$(22,669)	$24,953
Foreign	22,590	81,761	71,684

	$17,335	$59,092	$96,637

Note 13—Leases
      The Company leases office, warehouse and showroom facilities and certain equipment under operating leases. Rent expense for the three years ended December 31, 2005 totaled $5.2 million, $5.8 million and $7.1 million, respectively. The following is a schedule of minimum annual lease payments (in thousands).

2006	$6,912
2007	6,463
2008	4,184
2009	3,810
2010	3,401
Thereafter	8,809

$33,579

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 14—Common Stock, Preferred Stock and Warrants
      The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. In February 2003, the Company’s Board of Directors approved a buyback of up to $20.0 million of the Company’s common stock. During 2003, the Company repurchased and retired 554,500 shares of its common stock at an aggregate cost of $6.1 million. No shares were repurchased during 2004 and 2005.
      During 2005, the Company issued 245,000 shares of restricted stock to two executive officers and five non-employee directors of the Company at a value of approximately $5.1 million. The Company also issued 566,546 shares of common stock on the exercise of options for a total of $4.9 million, including 215,982 shares of common stock acquired by two executive officers in a cashless exercise through their surrender of an aggregate of 101,002 shares of restricted stock at a value of $1.7 million. This restricted stock was subsequently retired by the Company.
      During 2004, the Company issued 749,005 shares of common stock at a value of $14.9 million in connection with the Play Along acquisition and 25,749 shares of common stock at a value of $0.5 million in connection with the 2001 Kidz Biz acquisition. In addition, the Company issued 340,310 shares of restricted stock to three executive officers and five non-employee directors of the Company at a value of approximately $4.5 million. The Company also issued 192,129 shares of common stock on the exercise of options for a total of $1.7 million.
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
      During 2003, the Company issued 100,000 fully vested warrants, expiring in 2013, in connection with license costs relating to its video game joint venture. The fair value of these warrants was approximately $1.1 million and has been included in the basis of the joint venture (Note 4). The Company also issued $98.0 million of convertible senior notes payable that may be converted (at their initial conversion rate of $20.00 per share) into an aggregate of 4.9 million shares of the Company’s common stock (Note 11).
      Warrant activity is summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding, December 31, 2005	100,000	$11.35

      There has been no warrant activity since the issuance in 2003.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 15—Commitments
      The Company has entered into various license agreements whereby the Company may use certain characters and properties in conjunction with its products. Generally, such license agreements call for royalties to be paid at 1% to 12% of net sales with minimum guarantees and advance payments. Additionally, under three separate licenses, the Company has committed to spend 12.5% of related net sales up to $1.0 million, 8% of related net sales and 5% of related net sales, respectively, on advertising per year on such licenses. The Company estimates that its minimum commitment for advertising in fiscal 2006 will be approximately $11.0 million.
      Future annual minimum royalty guarantees as of December 31, 2005 are as follows (in thousands):

2006	$13,003
2007	8,421
2008	5,492
2009	1,434
2010	500

$28,850

      The Company has entered into employment agreements with certain executives expiring through December 31, 2010. The aggregate future annual minimum guaranteed amounts due under those agreements as of December 31, 2005 are as follows (in thousands):

2006	$5,591
2007	5,419
2008	3,166
2009	2,244
2010	2,280

$18,700

Note 16—Stock Award and Incentive Plan
      Under its 2002 Stock Award and Incentive Plan (“the Plan”), which incorporated its Third Amended and Restated 1995 Stock Option Plan, the Company has reserved 6,025,000 shares of its common stock for issuance upon the exercise of options granted under the Plan, as well as for the awarding of other securities. Under the Plan, employees (including officers), non-employee directors and independent consultants may be granted options to purchase shares of common stock and other securities (Note 14). The vesting of these options and other securities may vary, but typically vest on a step-up basis over a maximum period of 5 years and restricted shares typically vest over one to two years.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      As of December 31, 2005, 1,435,876 shares were available for future grant. Additional shares may become available to the extent that options or shares of restricted stock presently outstanding under the Plan terminate or expire. Stock option activity pursuant to the Plan is summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding, December 31, 2002	2,607,887	$11.35
Granted	184,500	13.31
Exercised	(312,491)	11.78
Canceled	(214,630)	12.71

Outstanding, December 31, 2003	2,265,266	12.15
Granted	287,644	19.49
Exercised	(192,129)	8.89
Canceled	(287,775)	13.76

Outstanding, December 31, 2004	2,073,006	13.22
Granted	360,000	21.74
Exercised	(566,546)	8.60
Canceled	(77,354)	15.74

Outstanding, December 31, 2005	1,789,106	$16.32

      The weighted average fair value of options granted to employees in 2003, 2004 and 2005 was $13.28, $19.48 and $21.74 per share, respectively.
      The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

	Outstanding			Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Life	Exercise	Number	Exercise
Option Price Range	of Shares	in Years	Price	of Shares	Price
$7.875 – $13.47	603,416	3.37	$11.17	427,866	$10.31
$13.48 – $19.02	603,550	2.18	$16.82	423,150	$16.94
$19.21 – $22.11	582,140	5.83	$21.13	148,144	$20.55
Note 17—Employee Pension Plan
      The Company sponsors for its U.S. employees, a defined contribution plan under Section 401(k) of the Internal Revenue Code. The plan provides that employees may defer up to 15% of their annual compensation, and that the Company will make a matching contribution equal to 50% of each employee’s deferral, up to 5% of the employee’s annual compensation. Company matching contributions, which vest equally over a five year period, totaled $0.3 million, $0.4 million and $0.5 million for 2003, 2004 and 2005, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 18—Supplemental Information to Consolidated Statements of Cash Flows
      In 2005, two executive officers acquired 215,982 shares of common stock in a cashless exercise through their surrender of an aggregate of 101,002 shares of restricted stock at a value of $1.7 million. This restricted stock was subsequently retired by the Company. Additionally, the Company recognized a $4.1 million tax benefit from the exercise of stock options.
      In 2004, 749,005 shares of common stock valued at approximately $14.9 million were issued in connection with the acquisition of Play Along and 25,749 shares of common stock valued at approximately $0.5 million were issued in connection with the 2001 Kidz Biz acquisition. Additionally, the Company recognized a $0.7 million tax benefit from the exercise of stock options.
      In 2003, the Company issued 100,000 warrants valued at approximately $1.1 million in connection with license costs relating to its video game joint venture (Note 14).
Note 19—Selected Quarterly Financial Data (Unaudited)
      Selected unaudited quarterly financial data for the years 2004 and 2005 are summarized below:

	2004				2005

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Net sales	$73,986	$109,395	$206,083	$184,802	$134,676	$127,091	$233,500	$166,269
Gross profit	$30,466	$41,281	$81,801	$72,459	$54,212	$48,073	$93,452	$70,970
Income from operations	$4,885	$8,321	$29,915	$10,604	$13,675	$14,614	$47,218	$12,478
Income before income taxes	$4,764	$7,637	$30,042	$16,649	$13,627	$15,732	$46,306	$20,972
Net income	$3,791	$6,004	$23,255	$10,508	$10,084	$11,642	$32,753	$9,014
Basic earnings per share	$0.15	$0.24	$0.89	$0.40	$0.38	$0.44	$1.22	$0.33
Weighted average shares outstanding	25,276	25,502	26,167	26,232	26,560	26,678	26,778	26,930
Diluted earnings per share	$0.15	$0.22	$0.76	$0.36	$0.34	$0.39	$1.05	$0.29
Weighted average shares and equivalents outstanding	30,676	31,123	31,919	31,855	32,256	32,229	32,088	32,197
      During the fourth quarter of 2004, the Company recorded non-cash charges, which impacted operating income, of $5.6 million relating to the grant of restricted stock and $8.6 million relating to the amortization of short-lived intangible assets acquired in connection with the Play Along acquisition.
      During the second quarter of 2005, the Company wrote-off its $1.4 investment in a Chinese joint venture to Other Expense on its determination that none of the value would be realized.
      During the fourth quarter of 2005, the Company recorded a non-cash charge, which impacted operating income, of $3.6 million for restricted stock, and it repatriated $175.0 million from its Hong Kong subsidiaries which resulted in incremental income for tax expense of $8.0 million and reduced net income.
Note 20—Litigation
      In October 2004, the Company was named as a defendant in a lawsuit commenced by WWE (the “WWE Action”). The complaint also named as defendants, among others, the joint venture with THQ Inc., certain of our foreign subsidiaries and the Company’s three executive officers. In

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York, alleging damages associated with the facts alleged in the WWE Action. Three shareholder derivative actions have also been filed against us, nominally, and against certain of the Company’s Board members (the “Derivative Actions”). The Derivative Actions seek to hold the individual defendants liable for damages allegedly caused to the Company by their actions, and, in one of the Derivative Actions, seeks restitution to the Company of profits, benefits and other compensation obtained by them.
      The Company is a party to, and certain of its property is the subject of, various other pending claims and legal proceedings that routinely arise in the ordinary course of its business.
      The Company does not believe that any of these claims or proceedings will have a material effect on its business, financial condition or results of operations.
Note 21—Subsequent Event
      On February 9, 2006, the Company acquired substantially all of the assets of Creative Designs International, Ltd. and a related Hong Kong company, Arbor Toys Company Limited (collectively “Creative Designs”). The total initial purchase price of $107.7 million consisted of cash in the amount of $104.5 million, 150,000 shares of the Company’s common stock at a value of approximately $3.2 million and the assumption of liabilities in the amount of $3.5 million. In addition, the Company agreed to pay an earn-out of up to an aggregate of $20.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. Creative Designs is a leading designer and producer of dress-up and role-play toys.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2003, 2004 and 2005
     Allowances are deducted from the assets to which they apply, except for sales returns and allowances.

	Balance at	Charged to	Charged to			Balance
	Beginning	Costs and	Other			at End
	of Period	Expenses	Accounts		Deductions	of Period
	(In thousands)
Year ended December 31, 2003:
Allowance for:
Uncollectible accounts	$6,781	$2,896	$—		$(1,800)	$7,877
Reserve for potential product obsolescence	4,782	4,288	—		(4,045)	5,025
Reserve for sales returns and allowances	13,580	27,064	—		(32,891)	7,753

	$25,143	$34,248	$—		$(38,736)	$20,655

Year ended December 31, 2004:
Allowance for:
Uncollectible accounts	$7,877	$2,903	$—		$(3,722)	$7,058
Reserve for potential product obsolescence	5,025	5,342	—		(2,325)	8,042
Reserve for sales returns and allowances	7,753	49,956	2,131	(a)	(36,667)	23,173

	$20,655	$58,201	$2,131		$(42,714)	$38,273

Year ended December 31, 2005:
Allowance for:
Uncollectible accounts	$7,058	$902	$(1,291	)(b)	$(4,333)	$2,336
Reserve for potential product obsolescence	8,042	6,981	—		(7,576)	7,447
Reserve for sales returns and allowances	23,173	54,767	218	(c)	(53,035)	25,123

	$38,273	$62,650	$(1,073)		$(64,944)	$34,906

(a)	Play Along acquired reserve.

(b)	Pet Pal acquired reserve, $0.1 million; customer preference payments booked to Accrued Expenses, ($1.4 million).

(c)	Pet Pal acquired reserve.

Item 9A.	Controls and Procedures
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
      Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. We believe that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.
      Our independent auditors have issued an attestation report on management’s assessment of our internal control over financial reporting. This report appears on page 38.
      (d) Attestation report of the independent registered public accounting firm.
      Refer to the Financial Statements (see Item 8).

PART III

Item 10.	Directors and Executive Officers of the Registrant
Directors and Executive Officers
      Our directors and executive officers are as follows:

Name	Age	Positions with the Company

Jack Friedman	66	Chairman and Chief Executive Officer
Stephen G. Berman	41	Chief Operating Officer, President, Secretary and Director
Joel M. Bennett	44	Executive Vice President and Chief Financial Officer
Dan Almagor	52	Director
David C. Blatte	41	Director
Robert E. Glick	60	Director
Michael G. Miller	58	Director
Murray L. Skala	59	Director
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
      Compensation Committee. The functions of the Compensation Committee are to make recommendations to the Board regarding compensation of management employees and to administer plans and programs relating to employee benefits, incentives, compensation and awards under our 2002 Stock Award and Incentive Plan (the “2002 Plan”). Messrs. Glick (Chairman), Almagor and

Miller are the current members of the Compensation Committee. The Board has determined that each of them are “independent,” as defined under the applicable rules of the Nasdaq Stock Market.
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
Meetings of the Board and Attendance at Annual Meetings
      From January 1, 2005 through December 31, 2005, the Board of Directors met or acted without a meeting pursuant to unanimous written consent ten times.
      We do not have a formal written policy with respect to Board members’ attendance at annual stockholder meetings, although we do encourage each of them to attend. All of the directors then serving attended our 2005 Annual Stockholders Meeting.
Section 16(a) Beneficial Ownership Reporting Compliance
      Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during 2005 and Forms 5 and amendments thereto furnished to us with respect to 2005, during 2005, (i) Stephen Berman, an executive officer of our Company and a member of our Board of Directors, untimely filed one report on Form 4 reporting one late transaction; and (ii) Joel Bennett, an executive officer of our Company, untimely filed one report on Form 4 reporting one late transaction. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during 2005 and Forms 5 and amendments thereto furnished to us with respect to 2005, all other Forms 3, 4 and 5 required to be filed during 2005 were done so on a timely basis.
Code of Ethics
      We have a Code of Ethics that applies to all our employees, officers and directors. This code was filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. We have posted on our website, www.jakkspacific.com, the full text of such Code. We will disclose when there have been waivers of, or amendments to, such Code, as required by the rules and regulations promulgated by the Securities and Exchange Commission and/or Nasdaq.

Item 11. Executive Compensation
      The following table sets forth the compensation we paid for our fiscal years ended December 31, 2005, 2004 and 2003 to (i) our Chief Executive Officer; (ii) each of our other executive officers whose compensation exceeded $100,000 on an annual basis; and (iii) up to two additional individuals for whom disclosure would have been provided under the forgoing clause (ii) but for the fact that the individual was not serving as an executive officer of our Company at the end of the last completed fiscal year (collectively, the “Named Officers”).
Summary Compensation Table

							Long-Term Compensation
	Annual Compensation
							Restricted		Securities
					Other Annual		Stock		Underlying
Name and		Salary	Bonus		Compensation		Awards		Options
Principal Position	Year	($)	($)		($)		($)(*)		(#)

Jack Friedman	2005	1,015,000	3,045,000		9,750	(2)	2,653,200	(3)	—
Chairman and Chief	2004	990,000	1,980,000		9,750	(2)	1,578,000	(4)	—
Executive Officer	2003	965,000	1,327,140	(1	) 9,000	(2)	2,524,800	(5)	—
Stephen G. Berman	2005	1,015,000	3,045,000		7,000	(2)	2,653,200	(3)	—
Chief Operating Officer,	2004	990,000	1,980,000		6,500	(2)	1,578,000	(4)	—
President and Secretary	2003	965,000	1,327,140	(1	) 6,000	(2)	2,524,800	(5)	—
Joel M. Bennett	2005	340,000	340,000		7,000	(2)	—		—
Executive Vice President and	2004	320,000	300,000		6,500	(2)	—		—
Chief Financial Officer	2003	300,000	—		6,000	(2)	1,262,400	(6)	—

*	The shares of restricted stock referenced in this column were all issued pursuant to the 2002 Plan. The total number of restricted shares issued under the 2002 Plan that were outstanding at December 31, 2005 was 1,481,630 shares. Such shares had an aggregate value of $31,025,332, representing the product of (a) 1,481,630 shares, multiplied by (b) $20.94, the closing price of our common stock on December 30, 2005, as reported by Nasdaq.

(1)	On March 31, 2005, we restated the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which included our financial statements for 2003 and 2002, to account for the acquisition of Toymax, Trendmasters and P&M Products in accordance with paragraph 39 of SFAS 141 (the “Restatement”). Specifically, a portion of the purchase price for each of these transactions has now been allocated to acquired product rights and other intangible assets other than goodwill. The Restatement had the effect of reducing our income before provision for income taxes and minority interest (“pre-tax income”) for both 2003 and 2002. The bonuses paid to Messrs. Friedman and Berman in 2003 and 2002 were determined based upon our pre-tax income for those periods. After due consideration and evaluation of the employment agreements of Messrs. Friedman and Berman and all other relevant agreements, regulatory issues and other pertinent factors, the Board (and the Compensation Committee thereof) determined that the Restatement and the attendant reduction in our pre-tax income should have no impact on the bonuses paid to Messrs. Friedman and Berman for 2003 and 2002.

(2)	Represents matching contributions made by us to the Named Officer’s 401(k) defined contribution plan. See “— Employee Pension Plan,” infra.

(3)	Represents the product of (a) 120,000 shares of restricted stock multiplied by (b) $22.11, the last sales price of our common stock, as reported by Nasdaq on January 1, 2005, the date the shares were granted, all of which vested on January 1, 2006.

(4)	Represents the product of (a) 120,000 shares of restricted stock multiplied by (b) $13.15, the last sales price of our common stock, as reported by Nasdaq on January 1, 2004, the date the shares were granted, all of which vested on January 1, 2005.

(5)	Represents the product of (a) 240,000 shares of restricted stock multiplied by (b) $10.52, the closing price of our common stock, as reported by Nasdaq, on March 27, 2003, the date the shares were granted, all of which vested on January 1, 2004.

(6)	Represents the product of (a) 120,000 shares of restricted stock multiplied by (b) $10.52, the closing price of our common stock, as reported by Nasdaq, on March 27, 2003, the date the shares were granted, which vested as follows: 60,000 shares on each of January 1, 2004 and 2005.
      The following table sets forth certain information regarding options exercised and exercisable during 2005, and the value of options held as of December 31, 2005 by the Named Officers:
Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year End Option/SAR Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
	Shares		Options/SARs		Options/SARs
	Acquired		at Fiscal Year End		at Fiscal Year End(1)
	on	Value
Name	Exercise (#)	Realized(2)	Exercisable	Unexercisable	Exercisable	Unexercisable

Jack Friedman	163,299	$1,431,897	141,455	52,500	$822,172	$246,225
Stephen G. Berman	257,083	2,908,526	141,455	52,500	822,172	246,225
Joel M. Bennett	20,333	305,201	78,870	6,000	913,187	28,140

(1)	The product of (x) the difference between $20.94 (the closing sale price of the common stock on December 30, 2005) and the aggregate exercise price of such options, multiplied by (y) the number of unexercised options.

(2)	Represents the product of (x) the difference between the closing sale price of the common stock on the date of exercise less the exercise price, multiplied by (y) the number of shares acquired on exercise.
Compensation of Directors
      On every January 1, each of our non-employee directors receives (i) a cash stipend of $30,000 for serving on the Board, (ii) $1,000 for each meeting attended (whether in person or by telephone), and (iii) a grant of restricted shares of our common stock valued at $121,000 (using a per share value equal to the average closing price of our common stock for the last ten trading days of December in the year preceding the grant date). Directors are also reimbursed for reasonable expenses incurred in attending meetings.
      On every January 1, the Chairman of the Audit Committee receives a cash stipend of $25,000 for serving in such capacity and the Chairmen of the Compensation Committee and the Nominating and Corporate Governance Committee each receive cash stipends of $10,000 for serving in such capacities.
      Newly-elected non-employee directors will receive a portion of the foregoing annual consideration, pro rated according to the portion of the year in which they serve in such capacity.

Employment Agreements and Termination of Employment Arrangements
      In March 2003 we amended and restated our employment agreements with each of the Named Officers.
      Mr. Friedman’s amended and restated employment agreement, pursuant to which he serves as our Chairman and Chief Executive Officer, provides for an annual base salary in 2006 of $1,040,000. Mr. Friedman’s agreement expires December 31, 2010. His base salary is subject to annual increases determined by our Board of Directors, but in an amount not less than $25,000 per annum. For our fiscal year ended December 31, 2005, Mr. Friedman received a bonus of $3,045,000. For each fiscal year between 2006 through 2010, Mr. Friedman’s bonus will depend on our achieving certain earnings per share growth targets, with such earnings per share growth targets to be determined annually by the Compensation Committee of our Board of Directors. Depending on the levels of earnings per share growth that we achieve in each fiscal year, Mr. Friedman will receive an annual bonus from 0% to up to 200% of his base salary. This bonus will be paid in accordance with the terms and conditions of our 2002 Stock Award and Incentive Plan. In addition, in consideration for modifying and replacing the pre-tax income formula provided in his prior employment agreement for determining his annual bonus, and for entering into the amended employment agreement, Mr. Friedman was granted the right to be issued an aggregate of 1,080,000 shares of restricted stock. The first tranche of restricted stock, totaling 240,000 shares, was granted at the time the agreement became effective, and 120,000 shares were granted on each of January 1, 2004, 2005 and 2006 (or 360,000 shares in the aggregate). In each subsequent year of the employment agreement term, Mr. Friedman will receive 120,000 shares of restricted stock. The grant of these shares is in accordance with our 2002 Stock Award and Incentive Plan, and the vesting of each tranche of restricted stock is subject to our achieving pre-tax income in excess of $2,000,000 in the fiscal year that the grant is made. Each tranche of restricted stock granted or to be granted from January 1, 2004 through January 1, 2008 is subject to a two-year vesting period, which may be accelerated to one year if we achieve certain earnings per share growth targets. Each tranche of restricted stock to be granted thereafter through January 1, 2010, is subject to a one-year vesting period. Finally, the agreement provides Mr. Friedman with the opportunity, commencing at age 67, to retire and receive a single-life annuity retirement payment equal to $975,000 a year for a period of 10 years, or in the event of his death during such retirement period, his estate will receive a death benefit equal to the difference between $2,925,000 and any prior retirement benefits previously paid to him; provided, however, that Mr. Friedman must agree to serve as Chairman Emeritus of our Board of Directors, if requested to do so by such Board.
      Mr. Berman’s amended and restated employment agreement, pursuant to which he serves as our President and Chief Operating Officer, provides for an annual base salary in 2006 of $1,040,000. Mr. Berman’s agreement expires December 31, 2010. His base salary is subject to annual increases determined by our Board of Directors, but in an amount not less than $25,000 per annum. For our fiscal year ended December 31, 2005, Mr. Berman received a bonus of $3,045,000. For each fiscal year between 2006 through 2010, Mr. Berman’s bonus will depend on our achieving certain earnings per share growth targets, with such earnings per share growth targets to be determined annually by the Compensation Committee of our Board of Directors. Depending on the levels of earnings per share growth that we achieve in each fiscal year, Mr. Berman will receive an annual bonus of from 0% to up to 200% of his base salary. This bonus will be paid in accordance with the terms and conditions of our 2002 Stock Award and Incentive Plan. In addition, in consideration for modifying and replacing the pre-tax income formula provided in his prior employment agreement for determining his annual bonus, and for entering into the amended employment agreement, Mr. Berman was granted the right to be issued an aggregate of 1,080,000 shares of restricted stock. The first tranche of restricted stock, totaling 240,000 shares, was granted at the time the agreement became effective, and 120,000 shares were granted on each of January 1, 2004, 2005 and 2006 (or 360,000 shares in the aggregate). In each subsequent year of the employment agreement term, Mr. Berman will receive 120,000 shares of restricted stock. The grant of these shares is in accordance with our 2002 Stock Award and Incentive Plan, and the vesting of each tranche of restricted stock is subject to our achieving pre-tax income in excess of $2,000,000 in the fiscal year that the grant is made. Each tranche of restricted stock granted or to be granted from January 1, 2004 through January 1, 2008 is subject to a two-year vesting period, which may be accelerated to one year if we achieve certain earnings per share growth targets. Each tranche of restricted stock to be granted thereafter through January 1, 2010, is subject to a one-year vesting period.
      Mr. Bennett’s amended and restated employment agreement, pursuant to which Mr. Bennett serves as our Executive Vice President and Chief Financial Officer, expires December 31, 2006. Mr. Bennett’s annual base salary in 2006 is $360,000 and is subject to annual increases in an amount, not less than $20,000, determined by our Board of Directors. In addition, as consideration for relinquishing the prior formula for determining his annual bonus, and for entering into the amended agreement, Mr. Bennett was awarded at the time his agreement became effective 120,000 shares of restricted stock, 60,000 of which vested on each of January 1, 2004 and January 1, 2005. This grant of restricted stock was in accordance with our 2002 Stock Award and Incentive Plan.
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
Impact of Restatement on Compensation of Executive Officers
      On March 31, 2005, we restated the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which included our financial statements for 2003 and 2002, to account for the acquisition of Toymax, Trendmasters and P&M Products in accordance with paragraph 39 of SFAS 141 (the “Restatement”). Specifically, a portion of the purchase price for each of these transactions has now been allocated to acquired product rights and other intangible assets other than goodwill. The Restatement had the effect of reducing our income before provision for income taxes and minority interest (“pre-tax income”) for both 2003 and 2002. The bonuses paid to Messrs. Friedman and Berman in 2003 and 2002 were determined based upon our pre-tax income for those periods. After due consideration and evaluation of the employment agreements of Messrs. Friedman and Berman and all other relevant agreements, regulatory issues and other pertinent factors, the Board (and the Compensation Committee thereof) determined that the Restatement and the attendant reduction in our pre-tax income should have no impact on the bonuses paid to Messrs. Friedman and Berman for 2003 and 2002.

Employee Pension Plan
      We sponsor for our U.S. employees (including the Named Officers), a defined contribution plan under Section 401(k) of the Internal Revenue Code. The plan provides that employees may defer up to 15% of their annual compensation, and that we will make a matching contribution equal to 50% of each employee’s deferral, up to 5% of the employee’s annual compensation. Our matching contributions, which vest equally over a five year period, totalled $0.3 million, $0.4 million and $0.5 million for 2003, 2004 and 2005, respectively.
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
      The following table sets forth certain information as of March 13, 2006 with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each Named Officer, and (4) all our directors and executive officers as a group.

	Amount and
	Nature of		Percent of
Name and Address of	Beneficial		Outstanding
Beneficial Owner(1)(2)	Ownership(s)(3)		Shares(4)

Barclays Global Investors, N.A.	5,512,510	(5)	20.1%
Third Avenue Management LLC	3,843,286	(6)	14.0
Dimensional Fund Advisors, Inc.	2,285,767	(7)	8.3
FMR Corp.	1,804,161	(8)	6.6
American Century Companies, Inc.	1,400,420	(9)	5.1
Mellon Financial Corp.	1,376,115	(10)	5.0
AXA Financial, Inc.	1,351,652	(11)	4.9
Jack Friedman	974,343	(12)	3.5
Stephen G. Berman	742,669	(13)	2.7
Joel M. Bennett	201,773	(14)	*
Dan Almagor	36,686	(15)	*
David C. Blatte	90,232	(16)	*
Robert E. Glick	106,751	(17)	*
Michael G. Miller	97,376	(18)	*
Murray L. Skala	108,689	(19)	*
All directors and executive officers as a group (8 persons)	2,355,333	(20)	8.4%

*	Less than 1% of our outstanding shares.

(1)	Unless otherwise indicated, such person’s address is c/o JAKKS Pacific, Inc., 22619 Pacific Coast Highway, Malibu, California 90265.

(2)	The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the Securities and Exchange Commission. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The percentage of our outstanding shares is calculated by including among the shares owned by such person any shares which such person or entity has the right to acquire within 60 days after March 13, 2006. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

(3)	Except as otherwise indicated, exercises sole voting power and sole investment power with respect to such shares.

(4)	Does not include any shares of common stock issuable upon the conversion of $98 million of our 4.625% convertible senior notes due 2023, initially convertible at the rate of 50 shares of common stock per $1,000 principal amount at issuance of the notes (but subject to adjustment under certain circumstances as described in the notes).

(5)	The address of Barclays Global Investors, N.A. is 45 Fremont Street, San Francisco, CA 94105. Possesses sole voting power with respect to 5,059,042 of such shares and sole dispositive power with respect to all of such 5,512,510 shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on January 26, 2006.

(6)	The address of Third Avenue Management LLC is 622 Third Avenue, New York, NY 10017. Possesses sole voting power with respect to 3,758,242 of such shares and sole dispositive power with respect to all of such 3,843,286 shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/ A filed on February 15, 2006.

(7)	The address of Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/ A filed on February 6, 2006.

(8)	The address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109. All the information with respect to this beneficial owner was extracted solely from its Schedule 13G/A filed on February 14, 2006.

(9)	The address of American Century Companies, Inc. is 4500 Main Street, 9th Floor, Kansas City, MO 64111. Possesses sole voting power with respect to 1,097,102 of such shares and sole dispositive power with respect to all of such 1,400,420 shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed on February 14, 2006.

(10)	The address of Mellon Financial Corp. is One Mellon Center, Pittsburgh, PA 15258. Possesses sole voting power with respect to 1,132,220 of such shares and sole dispositive power with respect to 1,313,651 of such shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed on February 15, 2006.

(11)	The address of AXA Financial, Inc. is 1290 Avenue of the Americas, New York, NY 10104. Possesses sole voting power with respect to 596,831 of such shares and sole dispositive power with respect to all of such 1,351,652 shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed on February 14, 2006.

(12)	Includes 3,186 shares held in trusts for the benefit of children of Mr. Friedman. Also includes 141,455 shares of common stock issuable upon the conversion of options held by Mr. Friedman. Also includes 120,000 shares of common stock issued on January 1, 2006 pursuant to the terms of Mr. Friedman’s January 1, 2003 Employment Agreement, which shares are further subject to the terms of our January 1, 2006 Restricted Stock Award Agreement with Mr. Friedman (the “Friedman Agreement”). The Friedman Agreement provides that Mr. Friedman will forfeit his rights to all 120,000 shares unless certain conditions precedent are met prior to January 1, 2007, including the condition that our Pre-Tax Income (as defined in the Friedman Agreement) for 2006 exceeds $2,000,000, whereupon the forfeited shares will become authorized but unissued shares of our common stock. The Friedman Agreement further prohibits Mr. Friedman from selling, assigning, transferring, pledging or otherwise encumbering (a) 60,000 of the 120,000 shares prior to January 1, 2007 and (b) the remaining 60,000 shares prior to January 1, 2008; provided, however, that if our Pre-Tax Income for 2006 exceeds $2,000,000 and our Adjusted EPS Growth (as defined in the Friedman Agreement) for 2006 increases by certain percentages as set forth in the Friedman Agreement, the vesting of some or all of the 60,000 shares that would otherwise vest on January 1, 2008 will be accelerated to the date the Adjusted EPS Growth is determined.

(13)	Includes 141,455 shares of common stock issuable upon the conversion of options held by Mr. Berman. Also includes 120,000 shares of common stock issued on January 1, 2006 pursuant to the terms of Mr. Berman’s January 1, 2003 Employment Agreement, which shares are further subject to the terms of our January 1, 2006 Restricted Stock Award Agreement with Mr. Berman (the “Berman Agreement”). The Berman Agreement provides that Mr. Berman will forfeit his rights to all 120,000 shares unless certain conditions precedent are met prior to January 1, 2007, including the condition that our Pre-Tax Income (as defined in the Berman Agreement) for 2006 exceeds $2,000,000, whereupon the forfeited shares will become authorized but unissued shares of our common stock. The Berman Agreement further prohibits Mr. Berman from selling, assigning, transferring, pledging or otherwise encumbering (a) 60,000 of the 120,000 shares prior to January 1, 2007 and (b) the remaining 60,000 shares prior to January 1, 2008; provided, however, that if our Pre-Tax Income for 2006 exceeds $2,000,000 and our Adjusted EPS Growth (as defined in the Berman Agreement) for 2006 increases by certain percentages as set forth in the Berman Agreement, the vesting of some or all of the 60,000 shares that would otherwise vest on January 1, 2008 will be accelerated to the date the Adjusted EPS Growth is determined.

(14)	Includes 78,870 shares which Mr. Bennett may purchase upon the exercise of certain stock options.

(15)	Includes 29,644 shares which Mr. Almagor may purchase upon the exercise of certain stock options and 7,042 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 5,732 shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2007, respectively.

(16)	Includes 82,500 shares which Mr. Blatte may purchase upon the exercise of certain stock options and 7,732 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 5,732 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2007.

(17)	Includes 99,019 shares which Mr. Glick may purchase upon the exercise of certain stock options and 7,732 shares of Common Stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 5,732 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2007.

(18)	Includes 89,644 shares which Mr. Miller may purchase upon the exercise of certain stock options and 7,732 shares of Common Stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 5,732 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2007.

(19)	Includes 97,771 shares which Mr. Skala may purchase upon the exercise of certain stock options, 3,186 shares held by Mr. Skala as trustee under a trust for the benefit of

Mr. Friedman’s minor child and 7,732 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 5,732 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2007.

(20)	Includes 3,186 shares held in a trust for the benefit of Mr. Friedman’s minor child and an aggregate of 760,358 shares which the directors and executive officers may purchase upon the exercise of certain stock options.

Item 13. Certain Relationships and Related Transactions
      One of our directors, Murray L. Skala, is a partner in the law firm of Feder, Kaszovitz, Isaacson, Weber, Skala, Bass & Rhine LLP, which has performed, and is expected to continue to perform, legal services for us. In 2005, we incurred approximately $2,755,768 for legal fees and $413,181 for reimbursable expenses payable to that firm. As of December 31, 2004 and 2005, legal fees and reimbursable expenses of $1,309,829 and $975,538, respectively, were payable to this law firm.

Item 14.	Principal Accountant Fees and Services.
      Before PKF is engaged by us to render audit or non-audit services, where required by the rules and regulations promulgated by the Securities and Exchange Commission and/or Nasdaq, such engagement is approved by the Audit Committee. The following are the fees billed us by PKF for services rendered thereby during 2004 and 2005 (all of which having been pre-approved by the Audit Committee):

	2004	2005

Audit Fees	$781,082	$731,579
Audit Related Fees	$182,797	$36,249
Tax Fees	$223,942	$53,436
All Other Fees	$215,360	$12,180
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) Financial Statements (included in Item 8):

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2004 and 2005

•	Consolidated Statements of Operations for the years ended December 31, 2003, 2004 and 2005

•	Consolidated Statements of Other Comprehensive Income for the years ended December 31, 2003, 2004 and 2005

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2004 and 2005

•	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2004 and 2005

•	Notes to Consolidated Financial Statements
(2) Financial Statement Schedules (included in Item 8)

•	Schedule II — Valuation and Qualifying Accounts
(3) Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2.1	By-Laws of the Company (2)
3.2.2	Amendment to By-Laws of the Company (3)
10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.3	Amended and Restated Employment Agreement between the Company and Jack Friedman, dated as of March 26, 2003 (9)
10.4	Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of March 26, 2003 (9)
10.5	Amended and Restated Employment Agreement between the Company and Joel M. Bennett, dated March 26, 2003 (9)
10.6	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (10)
10.7	Lease dated as of November 21, 2000 between Grand Avenue Venture, LLC and JP Ferrero Parkway, Inc. (11)
10.8	Form of Restricted Stock Agreement (9)
14	Code of Ethics (12)
21	Subsidiaries of the Company (*)

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Jack Friedman (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Joel Bennett (*)
32.1	Section 1350 Certification of Jack Friedman (*)
32.2	Section 1350 Certification of Joel Bennett (*)

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.

(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.

(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.

(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.

(9)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, filed March 31, 2003, and incorporated herein by reference.

(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.

(11)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed April 2, 2001, and incorporated herein by reference.

(12)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.

(*)	Filed herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 15, 2006

JAKKS PACIFIC, INC.

By:	/s/ JACK FRIEDMAN

Jack Friedman
Chairman and
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JACK FRIEDMAN Jack Friedman	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 15, 2006

/s/ JOEL M. BENNETT Joel M. Bennett	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2006

/s/ STEPHEN G. BERMAN Stephen G. Berman	Director	March 15, 2006

/s/ DAN ALMAGOR Dan Almagor	Director	March 15, 2006

/s/ DAVID C. BLATTE David C. Blatte	Director	March 15, 2006

/s/ ROBERT E. GLICK Robert E. Glick	Director	March 15, 2006

/s/ MICHAEL G. MILLER Michael G. Miller	Director	March 15, 2006

/s/ MURRAY L. SKALA Murray L. Skala	Director	March 15, 2006

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2.1	By-Laws of the Company (2)
3.2.2	Amendment to By-Laws of the Company (3)
10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.3	Amended and Restated Employment Agreement between the Company and Jack Friedman, dated as of March 26, 2003 (9)
10.4	Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of March 26, 2003 (9)
10.5	Amended and Restated Employment Agreement between the Company and Joel M. Bennett, dated March 26, 2003 (9)
10.6	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (10)
10.7	Lease dated as of November 21, 2000 between Grand Avenue Venture, LLC and JP Ferrero Parkway, Inc. (11)
10.8	Form of Restricted Stock Agreement (9)
14	Code of Ethics (12)
21	Subsidiaries of the Company (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Jack Friedman (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Joel Bennett (*)
32.1	Section 1350 Certification of Jack Friedman (*)
32.2	Section 1350 Certification of Joel Bennett (*)

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.

(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.

(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.

(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.

(9)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, filed March 31, 2003, and incorporated herein by reference.

(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.

(11)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed April 2, 2001, and incorporated herein by reference.

(12)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.

(*)	Filed herewith.