Form 10-Q
period 2006-03-31
JAKKS PACIFIC INC
filed 2006-05-02
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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
(310) 456-7799

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):     Large Accelerated filer ☐          Accelerated filer ☑          Non-Accelerated filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

          The number of shares outstanding of the issuer’s common stock is 27,536,451 (as of May 1, 2006).

JAKKS PACIFIC, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
Quarter Ended March 31, 2006
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

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2005	March 31, 2006

	(*)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$240,238	$123,737
Accounts receivable, net of allowances for uncollectible accounts of $2,336 and $1,794, respectively	87,199	67,795
Inventory	66,729	62,198
Prepaid expenses and other current assets	17,533	35,653
Deferred income taxes	13,618	13,638

Total current assets	425,317	303,021

Property and equipment
Office furniture and equipment	7,619	8,267
Molds and tooling	26,948	29,383
Leasehold improvements	3,522	3,803

Total	38,089	41,453
Less accumulated depreciation and amortization	25,394	27,234

Property and equipment, net	12,695	14,219
Investment in video game joint venture	10,365	3,201
Goodwill, net	269,298	345,051
Trademarks, net	17,768	19,168
Intangibles and other, net	18,512	31,612

Total assets	$753,955	$716,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$50,533	$27,190
Accrued expenses	44,415	26,856
Reserve for sales returns and allowances	25,123	22,033
Income taxes payable	3,792	—

Total current liabilities	123,863	76,079
Deferred income taxes	6,446	7,013
Deferred rent liability	995	959
Convertible senior notes	98,000	98,000

Total liabilities	229,304	182,051

Stockholders’ equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 26,944,559 and 27,471,581 shares issued and outstanding, respectively	27	27
Additional paid-in capital	287,356	300,029
Retained earnings	240,057	242,388
Deferred compensation from restricted stock	—	(5,388)
Accumulated comprehensive loss	(2,789)	(2,835)

Total stockholders’ equity	524,651	534,221

Total liabilities and stockholders’ equity	$753,955	$716,272

(*)	Derived from audited financial statements
See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended
	March 31,
	(Unaudited)

	2005	2006

Net sales	$134,676	$107,244
Cost of sales	80,464	63,081

Gross profit	54,212	44,163
Selling, general and administrative expenses	40,537	41,919

Income from operations	13,675	2,244
Profit from video game joint venture	150	757
Interest, net	(198)	282

Income before provision for income taxes	13,627	3,283
Provision for income taxes	3,543	952

Net income	$10,084	$2,331

Earnings per share — basic	$0.38	$0.09

Earnings per share — diluted	$0.34	$0.09

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	(Unaudited)

	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,084	$2,331

Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	3,676	6,021
Share-based compensation expense	438	2,367
Change in operating assets and liabilities
Accounts receivable	24,890	31,791
Inventory	(12,828)	5,925
Prepaid expenses and other current assets	1,444	(12,278)
Income taxes receivable	—	(5,034)
Investment in video game joint venture	6,631	7,164
Accounts payable	(26,876)	(25,776)
Accrued expenses	42	(12,327)
Reserve for sales returns and allowances	(2,175)	(5,141)
Income taxes payable	1,522	(3,181)
Deferred rent liability	—	(35)
Deferred income taxes	4	546

Total adjustments	(3,232)	(9,958)

Net cash provided (used) by operating activities	6,852	(7,627)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for net assets acquired, net of cash acquired	(9,262)	(107,755)
Purchase of property and equipment	(902)	(1,781)
Purchase of other assets	(25)	(194)
Net purchase of marketable securities	(4,085)	—

Net cash used by investing activities	(14,274)	(109,730)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercised	1,768	865

Net cash provided by financing activities	1,768	865

Foreign currency translation adjustment	(42)	(9)

Net increase (decrease) in cash and cash equivalents	(5,696)	(116,501)
Cash and cash equivalents, beginning of period	176,544	240,238

Cash and cash equivalents, end of period	$170,848	$123,737

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2,028	$8,641

Interest	$—	$—

      Non cash investing and financing activity:

In February 2006, the Company issued 150,000 shares of its common stock valued at approximately $3.4 million in connection with the acquisition of Creative Designs (see Note 9).

During the three months ended March 31, 2006, two executive officers surrendered 110,736 shares of restricted stock at a value of $2.5 million to cover their income taxes due on the 2006 vesting of the 2005 restricted share grant. This restricted stock was subsequently retired by the Company.

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
March 31, 2006

Note 1 —	Basis of Presentation
      The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with Management’s Discussion and Analysis and the financial statements and the notes thereto included in the Company’s Form 10-K, which contains financial information for the three years in the period ended December 31, 2005.
      The information provided in this report reflects all adjustments (consisting solely of normal recurring items) that are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods presented. Interim results are not necessarily indicative of results to be expected for a full year.
      The condensed consolidated financial statements include the accounts of JAKKS Pacific, Inc. and its wholly-owned subsidiaries.

Note 2 —	Business Segments, Geographic Data, Sales by Product Group, and Major Customers
      The Company is a worldwide producer and marketer of children’s toys and related products, principally engaged in the design, development, production and marketing of traditional toys, including boys’ action figures, vehicles and playsets, role-play, dress-up, craft and activity products, writing instruments, compounds, girls’ toys, plush, construction toys, and infant and preschool toys, as well as pet treats, toys and related pet products. The Company’s reportable segments are North America Toys, Pet Products and International.
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
      Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three months ended March 31, 2005 and 2006 and as of December 31, 2005 and March 31, 2006 are as follows (in thousands):

	Three Months Ended March 31, 2005

	Traditional	Craft/Activities/	Seasonal	Pet
	Toys	Writing Products	Products	Products	Total

Net Sales
North America Toys	$100,668	$10,723	$9,392	$—	$120,783
Pet Products (see Note 9)	—	—	—	—	—
International	12,318	577	998	—	13,893

	$112,986	$11,300	$10,390	$—	$134,676

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended March 31, 2006

	Traditional	Craft/Activities/	Seasonal	Pet
	Toys	Writing Products	Products	Products	Total

North America Toys	$72,653	$12,127	$8,145	$—	$92,925
Pet Products	—	—	—	2,370	2,370
International	10,694	936	319	—	11,949

	$83,347	$13,063	$8,464	$2,370	$107,244

	Three Months Ended
	March 31,

	2005	2006

Operating Income
North America Toys	$12,255	$1,895
Pet Products	—	99
International	1,420	250

	$13,675	$2,244

	December 31,	March 31,
	2005	2006

Assets
North America Toys	$677,420	$604,884
Pet Products	23,432	31,581
International	53,103	79,807

	$753,955	$716,272

      The following tables present information about the Company by geographic area as of December 31, 2005 and March 31, 2006 and for the three months ended March 31, 2005 and 2006 (in thousands):

	December 31,	March 31,
	2005	2006

Long-lived Assets
United States	$283,350	$344,950
Hong Kong	34,038	64,068

	$317,388	$409,018

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2006

Net Sales by Geographic Area
United States	$117,067	$92,499
Europe	6,749	4,949
Canada	3,626	2,796
Hong Kong	4,787	3,122
Other	2,447	3,878

	$134,676	$107,244

	Three Months Ended
	March 31,

	2005	2006

Net Sales by Product Group
Traditional Toys	$112,986	$83,347
Craft/Activities/Writing Products	11,300	13,063
Seasonal Products	10,390	8,464
Pet Products	—	2,370

	$134,676	$107,244

Major Customers
      Net sales to major customers for the three months ended March 31, 2005 and 2006 were approximately as follows (in thousands, except for percentages):

	Three Months Ended March 31,

	2005		2006

		Percentage		Percentage
	Amount	of Net Sales	Amount	of Net Sales

Wal-Mart	$51,775	38.4%	$26,956	25.1%
Toys ‘R’ Us	18,126	13.5	15,172	14.2
Target	17,575	13.1	18,906	17.6

	$87,476	65.0%	$61,034	56.9%

      Wal-Mart accounts for a large percentage of the toy industry’s sales at retail and the proportion of the Company’s sales to Wal-Mart is consistent with this. No other customer accounted for more than 10% of the Company’s total net sales.
      At December 31, 2005 and March 31, 2006, the Company’s three largest customers accounted for approximately 73.0% and 66.4%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 3 —	Inventory
      Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and warehouse costs, is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	December 31,	March 31,
	2005	2006

Raw materials	$2,679	$3,146
Finished goods	64,050	59,052

	$66,729	$62,198

Note 4 —	Revenue Recognition and Reserve for Sales Returns and Allowances
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
      The Company’s reserve for sales returns and allowances amounted to $22.0 million as of March 31, 2006, compared to $25.1 million as of December 31, 2005. The decrease was due primarily to the overall decrease in net sales, including a decrease in sales of electronic products which have higher defective rates than the Company’s other products.

Note 5 —	Convertible Senior Notes
      In June 2003, the Company sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023 and received net proceeds of approximately $94.4 million. Beginning April 1, 2006, the notes became convertible into shares of the Company’s common stock at an initial conversion price of $20.00 per share. The notes provide for the cash payment of interest at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year. After June 15, 2010, interest will accrue on the outstanding notes until maturity. At maturity, the Company will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance, unless redeemed or converted earlier.
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

Note 6 —	Income Taxes
      Provision for income taxes included Federal, state and foreign income taxes at effective tax rates of 26.0% in 2005 and 29.0% in 2006, benefiting from a flat 17.5% tax rate on the Company’s income arising in, or derived from, Hong Kong for each of 2005 and 2006. The increase in the effective tax rate in 2006 is due to a greater proportion of taxable income generated in the United States. As of March 31, 2006, the Company had net deferred tax assets of approximately $6.6 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable.

Note 7 —	Earnings Per Share
      The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,

	2005			2006

		Weighted			Weighted
		Average			Average
	Income	Shares	Per-Share	Income	Shares	Per-Share

Earnings per share — basic
Income available to common stockholders	$10,084	26,560	$0.38	$2,331	27,310	$0.09

Effect of dilutive securities
Convertible senior notes	737	4,900		737	4,900
Options and warrants	—	796		—	407

Earnings per share — diluted
Income available to common stockholders plus assumed exercises and conversion	$10,821	32,256	$0.34	$3,068	32,617	$0.09

      Basic earnings per share has been computed using the weighted average number of common shares outstanding. Diluted earnings per share has been computed using the weighted average number of common shares and common share equivalents outstanding (which consist of warrants, options and convertible debt to the extent they are dilutive).

Note 8 —	Common Stock and Preferred Stock
      The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.
      During the three months ended March 31, 2006, the Company issued 268,660 shares of restricted stock to two executive officers and five non-employee directors of the Company at a value of approximately $5.6 million. The Company also issued 219,098 shares of common stock on the exercise of options for a total of $3.4 million, and 110,736 shares of restricted stock previously received by two executive officers were surrendered at a value of $2.5 million to cover their income taxes due on the 2006 vesting of the 2005 restricted share grant. This restricted stock was subsequently retired by the Company. In February 2006,

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
the Company issued 150,000 shares of its common stock valued at approximately $3.4 million in connection with the acquisition of Creative Designs International, Ltd. and a related Hong Kong company, Arbor Toys Company Limited (collectively “Creative Designs”) (see Note 9).
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
      All issuances of common stock, including those issued pursuant to stock option and warrant exercises, restricted stock grants and acquisitions, are issued from the Company’s authorized but not issued and outstanding shares.

Note 9 —	Business Combinations
      The Company acquired the following entities to further enhance its existing product lines, continue diversification into other toy categories and counter-seasonal businesses and expand distribution of its products.
      On February 9, 2006, the Company acquired substantially all of the assets of Creative Designs. The total initial purchase price of $107.9 million consisted of cash in the amount of $104.5 million, 150,000 shares of the Company’s common stock at a value of approximately $3.4 million and the assumption of liabilities in the amount of $5.9 million. In addition, the Company agreed to pay an earn-out of up to an aggregate of $20.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. Creative Designs is a leading designer and producer of dress-up and role-play toys. This acquisition expands our product offerings in the girls role-play and dress-up area and brings new product development and marketing talent to us. The Company’s results of operations have included Creative Designs from the date of acquisition.
      The amount of goodwill from the Creative Designs acquisition that is expected to be deductible for income tax purposes is approximately $45.5 million. The total purchase price was allocated based on preliminary studies and valuations (which are expected to be completed in the second quarter of 2006) to the estimated fair value of assets acquired and liabilities assumed, as set forth in the following table (in thousands):

Estimated fair value:
Current assets acquired	$14,787
Property and equipment, net	1,235
Other assets	103
Liabilities assumed	(5,919)
Intangible assets other than goodwill	18,570
Goodwill	75,750

$104,526

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The following unaudited pro forma information represents the Company’s consolidated results of operations as if the acquisition of Creative Designs had occurred on January 1, 2005 and after giving effect to certain adjustments including the elimination of certain general and administrative expenses and other income and expense items not attributable to ongoing operations, interest expense, and related tax effects. Such pro forma information does not purport to be indicative of operating results that would have been reported had the acquisition of Creative Designs occurred on January 1, 2005 or future operating results (in thousands, except per share data).

	Three Months Ended
	March 31,

	2005	2006

Net Sales	$146,895	$120,127

Net income	$10,784	$3,998

Earnings per share — basic	$0.40	$0.15

Weighted average shares outstanding — basic	26,710	27,462

Earnings per share — diluted	$0.36	$0.14

Weighted average shares and equivalents outstanding — diluted	32,406	32,767

      In June 2005, the Company purchased substantially all of the operating assets and assumed certain liabilities relating to the Pet Pal line of pet products, including toys, treats and related pet products. The total initial purchase price of $10.6 million was paid in cash. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $25.0 million in cash based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. Goodwill of $4.6 million arose from this transaction, which represents the excess of the purchase price over the fair value of assets acquired less the liabilities assumed. This acquisition expands the Company’s product offerings and distribution channels. The Company’s results of operations have included Pet Pal from the date of acquisition. Proforma results of operations are not provided since the amounts are not material to the consolidated results of operations.
      In June 2004, the Company purchased substantially all of the assets and assumed certain liabilities of Play Along. The total initial purchase price of $85.7 million consisted of cash paid in the amount of $70.8 million and the issuance of 749,005 shares of the Company common stock valued at $14.9 million and resulted in goodwill of $67.8 million. In addition, the Company agreed to pay an earn-out of up to $10.0 million per year for the four calendar years following the acquisition up to an aggregate amount of $30.0 million based on the achievement of certain financial performance criteria which will be recorded as goodwill when and if earned. For the two years in the period ended December 31, 2005, $16.7 million of the earn-out was earned and recorded as goodwill. Accordingly, the annual maximum earn-out for the remaining two years through December 31, 2007 is approximately $6.7 million, or an aggregate of $13.3 million. Play Along designs and produces traditional toys, which it distributes domestically and internationally. This acquisition expands the Company’s product offerings in the pre-school area and brings it new product development and marketing talent. The Company’s results of operations have included Play Along from the date of acquisition.
      Approximately $44.8 million of goodwill from the Play Along acquisition is expected to be deductible for Federal and state income tax purposes. The total purchase price, including the earn-out of $16.7 million

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
earned in 2004 and 2005, was allocated based on studies and valuations performed to the estimated fair value of assets acquired and liabilities assumed, as set forth in the following table:

Estimated fair value (in thousands):
Current assets acquired	$24,063
Property and equipment, net	546
Other assets	3,184
Liabilities assumed	(22,263)
Intangible assets other than goodwill	22,100
Goodwill	74,723

$102,353

Note 10 — Joint Ventures
      The Company owns a fifty percent interest in a joint venture with THQ Inc. (“THQ”), a developer, publisher and distributor of interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture has entered into a license agreement with an initial license period expiring December 31, 2009, and a renewal for five years at the option of the joint venture, under which it acquired the exclusive worldwide right to publish WWE themed wrestling video games on all hardware platforms. The Company’s investment is accounted for using the cost method due to the financial and operating structure of the venture and its lack of control over the joint venture. The Company’s basis consists primarily of organizational costs, license costs and recoupable advances and is being amortized over the term of the initial license period. The joint venture agreement provides for the Company to receive guaranteed preferred returns through June 30, 2006 at varying rates of the joint venture’s net sales depending on the cumulative unit sales and platform of each particular game. For periods after June 30, 2006, the amount of the preferred return will be subject to change between the parties. This change is to be negotiated between the parties and, in the absence of an agreement, is to be resolved by arbitration. No agreement has been reached and we anticipate that the reset of the preferred return will be determined through arbitration. The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned. The Company’s joint venture partner retains the financial risk of the joint venture and is responsible for the day-to-day operations, including development, sales and distribution, for which they are entitled to any remaining profits. In addition, THQ is entitled to receive a preferred return based on the Company’s sale of WWE themed TV Games. No preferred return was paid to THQ in the three months ended March 31, 2005 and 2006.

Note 11 —	Goodwill
      The changes in the carrying amount of goodwill for the three months ended March 31, 2006 are as follows (in thousands):

Balance at beginning of period	$269,298
Goodwill acquired during the period (see Note 9)	75,750
Adjustments to goodwill during the period	3

Balance at end of period	$345,051

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 12 —	Intangible Assets
      Intangible assets consist primarily of licenses, product lines, debt offering costs from the issuance of the Company’s convertible senior notes and trademarks. Amortized intangible assets are included in the Intangibles and other, net, in the accompanying balance sheets. Trademarks is disclosed separately in the accompanying balance sheets. Intangible assets are as follows (in thousands):

		December 31, 2005			March 31, 2006
	Weighted
	Useful	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Lives	Amount	Amortization	Amount	Amount	Amortization	Amount

	(Years)
Amortized Intangible Assets:
Acquired order backlog	0.5	—	—	—	$2,630	$(1,854)	776
Licenses	4.25	$23,635	$(12,082)	$11,553	37,935	(14,132)	23,803
Product lines	3.5	17,700	(17,700)	—	17,700	(17,700)	—
Customer relationships	5.0	1,846	(700)	1,146	2,086	(793)	1,293
Non-compete/ Employment contracts	4.0	2,748	(1,049)	1,699	2,748	(1,222)	1,526
Debt offering costs	20.0	3,705	(477)	3,228	3,705	(523)	3,182

Total amortized intangible assets		49,634	(32,008)	17,626	66,804	(36,224)	30,580
Unamortized Intangible Assets:
Trademarks	indefinite	17,768	N/A	17,768	19,168	N/A	19,168

		$67,402	$(32,008)	$35,394	$85,972	$(36,224)	$49,748

      For the three months ended March 31, 2005 and 2006, the Company’s aggregate amortization expense related to intangible assets was $2.2 million and $4.2 million, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 13 —	Share-Based Payments
      Under its 2002 Stock Award and Incentive Plan (“the Plan”), which incorporated its Third Amended and Restated 1995 Stock Option Plan, the Company has reserved 6,025,000 shares of its common stock for issuance upon the exercise of options granted under the Plan, as well as for the awarding of other securities. Under the Plan, employees (including officers), non-employee directors and independent consultants may be granted options to purchase shares of common stock and other securities. The vesting of these options and other securities may vary, but typically vest on a step-up basis over a maximum period of five years. Share-based compensation expense is recognized on a straight-line basis over the requisite service period.
      Under the Plan, share-based compensation payments include the issuance of restricted stock. Beginning in January 2006, the Company’s five non-employee directors are each issued annually restricted stock at a value of $120,000 (or, for 2006, 5,732 shares per director). During 2006, the Company issued 268,660 shares of restricted stock to two executive officers and five non-employee directors of the Company at a value of approximately $5.6 million. During 2005, the Company issued 245,000 shares of restricted stock to two executive officers and five non-employee directors of the Company at a value of approximately $5.1 million. In 2004, the Company issued 340,310 shares of restricted stock to three executive officers and five non-employee directors of the Company at a value of approximately $4.5 million. During 2003, the Company granted 2,760,000 shares of restricted stock to four executive officers of the Company, of which 636,000 were earned during 2003, 396,000 were earned during 2004, 288,000 were canceled upon the termination of employment of one of our executive officers in October 2004, and the balance may be earned through 2010 based upon the achievement of certain financial criteria and continuing employment.
      In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. The accounting provisions of FAS 123R became effective for the Company beginning on January 1, 2006.
      Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company adopted the provisions of FAS 123R using a modified prospective application. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123).
      In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R.
      The Company uses the Black-Scholes method of valuation for share-based option awards. In valuing the stock options, the Black-Scholes model incorporates assumption about stock volatility, expected term of stock options, and risk free interest rate. The valuation is reduced by an estimate of stock option forfeitures.
      The Company issued no stock options during the first quarter of 2006. The amount of share-based compensation expense recognized in the three months ended March 31, 2006 is based on options and restricted stock issued prior to January 1, 2006 and restricted stock issued during the first quarter of 2006, and

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
ultimately expected to vest, and it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
      Total share-based compensation expense and related tax benefits recognized for the three months ended March 31, 2006 were $0.6 million and $0.2 million, respectively, relating to stock options and $1.8 million and $0.7 million, respectively, relating to restricted stock. Stock option activity pursuant to the Plan for the three months ended March 31, 2006 is summarized as follows:

	Plan Stock Options

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding, December 31, 2005	1,789,106	$16.32
Granted	—	—
Exercised	219,098	$15.36
Forfeited	—	—
Outstanding, March 31, 2006	1,570,008	$16.45
      As of December 31, 2005, the Company had 245,000 shares of restricted stock outstanding, all of which vested during the three months ended March 31, 2006. During the three months ended March 31, 2006, the Company granted 268,660 additional shares of restricted stock, which remain unvested as of March 31, 2006.
      The following characteristics apply to the Plan stock options that are fully vested, or expected to vest, as of March 31, 2006:

Number of options outstanding	1,570,008
Weighted-average exercise price	$16.45
Aggregate intrinsic value	$11,365,731
Weighted-average contractual term of options outstanding	3.7 years
Number of options currently exercisable	800,312
Weighted-average exercise of options currently exercisable	$14.53
Aggregate intrinsic value of options currently exercisable	$7,553,188
Weighted-average contractual term of currently exercisable	3.5 years
      At March 31, 2005, the Company accounted for the Plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Prior to the implementation of FAS 123R, stock-based employee compensation expense was not generally reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123R to stock-

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
based employee compensation for the three months ended March 31, 2005, (in thousands, except per share data):

Three Months
Ended
March 31,

2005

Net income, as reported	$10,084
Add (deduct): Stock-based employee compensation expense included in reported net income, net of related tax effects	(230)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(580)

Pro forma net income	$9,274

Earnings per share:
Basic — as reported	$0.38

Basic — pro forma	$0.35

Diluted — as reported	$0.34

Diluted — pro forma	$0.31

      In 2005, the fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: risk-free rate of interest of 4.25%; dividend yield of 0%, with volatility of 55.3%; and expected lives of five years.

Note 14 —	Comprehensive Income
      The table below presents the components of the Company’s comprehensive income for the three months ended March 31, 2005 and 2006 (in thousands):

	Three Months
	Ended March 31,

	2005	2006

Net income	$10,084	$2,331
Other comprehensive income (loss):
Foreign currency translation adjustment	(11)	(46)

Other comprehensive income (loss)	(11)	(46)

Comprehensive income	$10,073	$2,285

Note 15 —	Litigation
      In October 2004, the Company was named as a defendant in a lawsuit commenced by WWE (the “WWE Action”). The complaint also named as defendants, among others, the joint venture with THQ Inc., certain of the Company’s foreign subsidiaries and the Company’s three executive officers. The Complaint was amended, the antitrust claims were dismissed and, on grounds not previously considered by the Court, a motion to dismiss the RICO claim, the only remaining basis for federal jurisdiction, will be briefed pursuant to a scheduling order and is scheduled to be argued in September 2006. In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York, alleging damages associated with the facts alleged in the WWE Action (the “Class Action”). They are the subject of a motion to dismiss that has been fully briefed. Three shareholder derivative actions have also been filed against the Company, nominally, and against certain of the Company’s Board members (the “Derivative

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Actions”). The Derivative Actions seek to hold the individual defendants liable for damages allegedly caused to the Company by their actions, and, in one of the Derivative Actions, seeks restitution to the Company of profits, benefits and other compensation obtained by them. These actions are currently stayed or the time to answer has been extended.
      The Company received notice from WWE alleging breaches of the video game license in connection with Japanese sales of WWE video games. The joint venture has responded that WWE acquiesced in the arrangements, and separately released any claim against the joint venture in connection therewith and accordingly there is no breach of the joint venture’s video game license.
      In connection with the joint venture with THQ (see Note 10, Joint Ventures), we receive a preferred return. The preferred return is to be reset as of July 1, 2006. The agreement with THQ provides for the parties to agree on the reset of the preferred return and, if no agreement is reached, for arbitration of the issue. No agreement has been reached and we anticipate that the reset of the preferred return will be determined through arbitration.
      The Company is a party to, and certain of its property is the subject of, various other pending claims and legal proceedings that routinely arise in the ordinary course of its business. Other than with respect to the claims in the WWE Action, the Class Action, and the matter of the reset of the preferred return from THQ in connection with the joint venture, with respect to which the Company cannot assure you as to the outcome, the Company does not believe that any of these claims or proceedings will have a material effect on its business, financial condition or results of operations.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis of financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and Notes thereto which appear elsewhere herein.
Critical Accounting Policies and Estimates
      Share-Based Payments. We grant restricted stock and options to purchase our common stock to our employees (including officers) and non-employee directors under our 2002 Stock Award and Incentive Plan (“the Plan”), which incorporated our Third Amended and Restated 1995 Stock Option Plan. The benefits provided under the Plan are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-Based Payment.” Effective January 1, 2006, we began to use the fair value method to apply the provisions of FAS 123R with a modified prospective application. The valuation provisions of FAS 123R apply to new awards and to awards that were outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Share-based compensation expense recognized on a straight-line basis over the requisite service period under FAS 123R for the three months ended March 31, 2006 was $0.6 million relating to stock options and $1.8 million relating to restricted stock. At March 31, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $3.8 million, which is expected to be recognized over a weighted average period of 3.7 years, and $5.4 million related to non-vested restricted stock, which is expected to be recognized over a weighted average period of 0.75 years. Net stock options, after forfeitures and cancellations, granted during the three months ended March 31, 2005 represented 0.015% of outstanding shares as of the beginning of that fiscal quarter. Total stock options granted during the three months ended March 31, 2005 represented 0.14% of outstanding shares as of March 31, 2005. No stock options were granted during the three months ended March 31, 2006.
      Historically and continuing through the adoption of FAS 123R, we estimate the value of share-based awards on the date of grant using the Black-Scholes option-pricing model (Black-Scholes model). Prior to the adoption of FAS 123R, the estimated value of each share-based award was used for the pro forma information required to be disclosed under FAS 123. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.
      If factors change and we employ different assumptions in the application of FAS 123R in future periods, the compensation expense that we record under FAS 123R may differ from what we have recorded in the current period. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may differ from the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with

FAS 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
      Estimates of share-based compensation expenses do have an impact on our financial statements, but these expenses are based on the aforementioned option valuation model and will never result in the payment of cash by us. For this reason, and because we do not view share-based compensation as related to our operational performance, we exclude estimated share-based compensation expense when evaluating the business performance of our operating segments.
      The guidance in FAS 123R and SAB 107 is relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.
      Theoretical valuation models and market-based methods are evolving and may result in lower or higher fair value estimates for share-based compensation. The timing, readiness, adoption, general acceptance, reliability and testing of these methods is uncertain. Sophisticated mathematical models may require voluminous historical information, modeling expertise, financial analyses, correlation analyses, integrated software and databases, consulting fees, customization and testing for adequacy of internal controls. Market-based methods are emerging that, if employed by us, may dilute our earnings per share and involve significant transaction fees and ongoing administrative expenses. The uncertainties and costs of these extensive valuation efforts may outweigh the benefits to investors.
Recent Developments
      On February 9, 2006, we acquired substantially all of the assets of Creative Designs International, Ltd. and a related Hong Kong company, Arbor Toys Company Limited (collectively “Creative Designs”). The total initial purchase price of $107.9 million consisted of cash in the amount of $104.5 million, 150,000 shares of our common stock at a value of approximately $3.4 million and the assumption of liabilities in the amount of $5.9 million. In addition, we agreed to pay an earn-out of up to an aggregate of $20.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. Creative Designs is a leading designer and producer of dress-up and role-play toys. This acquisition expands our product offerings in the girls area and brings new product development and marketing talent to us. Our results of operations have included Creative Designs from the date of acquisition.
      In June 2005, we purchased substantially all of the operating assets and assumed certain liabilities relating to the Pet Pal line of pet products, including toys, treats and related pet products. The total initial purchase price of $10.6 million was paid in cash. In addition, we agreed to pay an earn-out of up to an aggregate amount of $25.0 million in cash based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. Goodwill of $4.6 million arose from this transaction, which represents the excess of the purchase price over the fair value of assets acquired less liabilities assumed. This acquisition expands our product offerings and distribution channels. Our results of operations have included Pet Pal from the date of acquisition.

Results of Operations
      The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months
	Ended
	March 31,

	2005	2006

Net sales	100.0%	100.0%
Cost of sales	59.7	58.8

Gross profit	40.3	41.2
Selling, general and administrative expenses	30.1	39.1

Income from operations	10.2	2.1
Profit from video game joint venture	—	0.7
Interest, net	(0.1)	0.3

Income before provision for income taxes	10.1	3.1
Provision for income taxes	2.6	0.9

Net income	7.5%	2.2%

Comparison of the Three Months Ended March 31, 2006 and 2005
      Net Sales. Net sales were $107.2 million in 2006 compared to $134.7 million in 2005, representing a decrease of 20.4%. The decrease in net sales was primarily due to a decrease in sales of our Traditional Toy products of $27.3 million, with decreases in TV Games, wheels products, Care Bears and Cabbage Patch Kids, offset in part by increases in WWE action figures and accessories, Doodle Bear, Sky Dancers and Dragonflyz, and a decrease in International sales of $2.9 million, partially offset by increases in sales of our Crafts and Activities and Writing instruments of $1.6 million. Additionally, net sales included approximately $2.3 million of the Pet Pal line of products, which we acquired in June 2005 and $8.1 million of Creative Designs line of products, which we acquired in February 2006.
      Gross Profit. Gross profit decreased $10.0 million, or 18.5%, to $44.2 million, or 41.2% of net sales, in 2006 from $54.2 million, or 40.3% of net sales, in 2005. The overall decrease in gross profit was attributable to the decrease in net sales. Gross profit margin increased by 0.9% from 2005 due to royalty expense having decreased as a percentage of net sales due to changes in the product mix to more products with lower royalty rates or proprietary products with no royalties, from products with higher royalty rates, offset in part by higher product costs and tool and mold amortization.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $41.9 million in 2006 and $40.5 million in 2005, constituting 39.1% and 30.1% of net sales, respectively. The overall increase of $1.4 million in such costs was primarily due to the addition of overhead related to the operations of Creative Designs ($0.8 million), increases in product development ($0.8 million), amortization expense related to intangible assets other than goodwill ($2.0 million) and stock-based compensation ($1.9 million), offset in part by a decrease in other direct selling expenses ($4.9 million). Increased grants of restricted stock awards to our non-employee directors and the increase in the price of our common stock in 2006 compared to 2005 resulted in stock-based compensation expense of $2.3 million in 2006 compared to $0.4 million in 2005. The decrease in direct selling expenses is primarily due to the lower sales volume during the quarter and a decrease in advertising and promotional expenses of $5.3 million in 2006 in support of the sell-through of our various products at retail. We produce and air television commercials in support of several of our product lines. From time to time, we may increase or decrease our advertising efforts, if we deem it appropriate for particular products.
      Profit from Video Game Joint Venture. Profit from our video game joint venture in 2006 was $0.8 million, as compared to $0.2 million in 2005, due to stronger carryover sales of existing titles in 2006, compared to 2005.

      Interest, Net. Interest income increased due to higher average cash balances and higher interest rates during 2006 compared to 2005. Interest expense of $1.1 million relating to our convertible senior notes payable was comparable to 2005.
      Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes at effective tax rates of 26.0% in 2005 and 29.0% in 2006, benefiting from a flat 17.5% tax rate on our income arising in, or derived from, Hong Kong for each of 2005 and 2006. The increase in the effective tax rate in 2006 is due to a greater proportion of taxable income generated in the United States. As of March 31, 2006, we had net deferred tax assets of approximately $6.6 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable.
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
Liquidity and Capital Resources
      As of March 31, 2006, we had working capital of $226.9 million compared to $301.4 million as of December 31, 2005. This decrease was primarily attributable to disbursements related to the acquisition of Creative Designs.
      Operating activities used net cash of $7.6 million in 2006, as compared to having provided net cash of $6.9 million in 2005. Net cash was used primarily to fund our working capital needs, offset in part by contributions from net income and non-cash charges. Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was approximately 57 days as of March 31, 2006, which is consistent with historical seasonality and comparable to approximately 52 days as of March 31, 2005. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of March 31, 2006, we had cash and cash equivalents of $123.7 million.
      Our investing activities used net cash of $109.8 million in 2006, as compared to $14.3 million in 2005, consisting primarily of cash paid for the Play Along earn-out of $6.7 million, the purchase of net assets in the Creative Designs acquisition and the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products and other assets. In 2005, our investing activities consisted primarily of cash paid for the Play Along earn-out of $10.0 million, the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products and other assets, and the purchase of marketable securities. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 12% payable on net sales of such products. As of March 31, 2006, these agreements required future aggregate minimum guarantees of $27.3 million, exclusive of $27.3 million in advances already paid.
      Our financing activities provided net cash of $0.9 million in 2006, consisting of proceeds from the exercise of stock options. In 2005, financing activities provided net cash of $1.8 million, consisting of proceeds from the exercise of stock options.
      In October 2004, the American Jobs Creation Act of 2004 was signed into law and created a one-time incentive for U.S. corporations to repatriate undistributed earnings from their international subsidiaries by providing an 85% dividends-received deduction for certain international earnings. The deduction was available to corporations during the tax year that includes October 2004, or in the immediately subsequent tax year. In the fourth quarter of 2005, our Board of Directors approved a plan to repatriate to the U.S. $175.0 million in foreign earnings, which was completed in December 2005. The Federal and state income tax expense related to this repatriation was approximately $8.0 million.
      In June 2003, we sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023 and received net proceeds of approximately $94.4 million. Beginning April 1, 2006, the notes became convertible into shares of our common stock at an initial conversion price of $20.00 per share. Cash interest is payable at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year. After June 15, 2010, interest will accrue on the outstanding notes until maturity. At maturity, we will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance, unless redeemed or converted earlier.
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
      On February 9, 2006, we acquired substantially all of the assets of Creative Designs. The total initial purchase price of $107.9 million consisted of $104.5 million in cash, 150,000 shares of our common stock at a value of approximately $3.4 million and the assumption of liabilities in the amount of $5.9 million. In addition, we agreed to pay an earn-out of up to an aggregate amount of $20.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. Creative Designs is a leading designer and producer of dress-up and role-play toys. This acquisition expands our product offerings in the girls role-play and dress-up area and brings new product development and marketing talent to us. Our results of operations have included Creative Designs from the date of acquisition.
      In June 2005, we purchased substantially all of the operating assets and assumed certain liabilities relating to the Pet Pal line of pet products, including toys, treats and related pet products. The total initial purchase price of $10.6 million was paid in cash. In addition, we agreed to pay an earn-out of up to an aggregate amount of $25.0 million in cash based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. Goodwill of $4.6 million arose from this transaction, which represents the excess of the purchase price over the fair value of assets acquired less liabilities assumed. This acquisition expands our product offerings and distribution channels. Our results of operations have included Pet Pal from the date of acquisition.
      In June 2004, we purchased substantially all of the assets and assumed certain liabilities from Play Along. The total initial purchase price of $85.7 million consisted of cash paid in the amount of $70.8 million and the issuance of 749,005 shares of our common stock valued at $14.9 million and resulted in goodwill of $57.0 million. In addition, we agreed to pay an earn-out of up to $10.0 million per year for the four calendar years following the acquisition up to an aggregate amount of $30.0 million based on the achievement of certain financial performance criteria which will be recorded as goodwill when and if earned. For the two years in the period ended December 31, 2005, $16.7 million of the earn-out was earned and recorded as goodwill. Accordingly, the annual maximum earn-out for the remaining two years through December 31, 2007 is approximately $6.7 million, or an aggregate of $13.3 million. Play Along designs and produces traditional toys, which it distributes domestically and internationally. This acquisition expands our product offerings in the pre-school area and brings new product development and marketing talent to us. Our results of operations have included Play Along from the date of acquisition.
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
      Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically, we have not used derivative instruments or engaged in hedging activities to minimize our market risk.
Interest Rate Risk
      In June 2003, we issued convertible senior notes payable of $98.0 million with a fixed interest rate of 4.625% per annum, which remain outstanding as of March 31, 2006. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.
Foreign Currency Risk
      We have wholly-owned subsidiaries in Hong Kong. Sales are made by these operations on FOB China or Hong Kong terms and are denominated in U.S. dollars. However, purchases of inventory and local operating expenses are typically denominated in Hong Kong dollars, thereby creating exposure to changes in exchange rates. Changes in the Hong Kong dollar/ U.S. dollar exchange rates may positively or negatively affect our operating results. We do not believe that near-term changes in these exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Hong Kong dollar relative to the U.S. dollar.

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
      The motions to dismiss the Amended Complaint based on these threshold issues were fully briefed and argued and, on March 31, 2006, the Court granted the part of our motion seeking dismissal of the Robinson-Patman Act and Sherman Act claims and denied the part of our motion seeking to dismiss the RICO claims on the basis of the threshold issue that was briefed (the “March 31 Order”).
      On April 7, 2006, we sought certification to appeal from the portion of the March 31 Order denying our motion to dismiss the RICO claim on the one ground that was briefed. Shortly thereafter, WWE filed a motion for reargument with respect to the portion of the March 31 Order that dismissed the Sherman Act claim and, alternatively, sought judgment with respect to the Sherman Act claim so that it could pursue an immediate appeal. At a court conference on April 26, 2006 the Court deferred the requests for judgment and for certification and set up briefing schedules with respect to our motion to dismiss the RICO claim, which claim is presently the sole remaining basis for federal jurisdiction, on grounds that were not the subject of the first round of briefing. The Court also established a briefing schedule for WWE’s motion for reargument of the dismissal of the Sherman Act claim. The briefing and argument of these motions is scheduled to be completed by September 2006. Discovery remains stayed.
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
      On March 30, 2006, WWE’s counsel wrote a letter alleging breaches by the joint venture of the video game agreement relating to the manner of distribution and the payment of royalties to WWE with respect to sales of the WWE video games in Japan. WWE has demanded that the alleged breaches be cured within the time periods provided in the video game license, while reserving all of its rights, including its alleged right of termination of the video game license.
      On April 28, 2006 the joint venture responded, asserting, among other things, that WWE had acquiesced in the manner of distribution in Japan and the payment of royalties with respect to such sales and, in addition, had separately released the joint venture from any claims with respect to such matter, including the payment of royalties with respect to such sales, and that there is therefore no basis for an allegation of a breach of the license agreement.
      Our agreement with THQ provides for payment of a preferred return to us in connection with our joint venture (see Note 10, Joint Ventures). The preferred return is subject to change after June 30, 2006 and is to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. The parties have not reached an agreement with respect to the preferred return for the Next Distribution Period and we anticipate that the reset of the preferred return will be determined through arbitration. With respect to the matter of the change in the preferred return, we cannot assure you of the outcome.
      We are a party to, and certain of our property is the subject of, various other pending claims and legal proceedings that routinely arise in the ordinary course of our business, but we do not believe that any of these claims or proceedings will have a material effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors
      From time to time, including in this Quarterly Report on Form 10-Q, we publish forward-looking statements, as disclosed in our Disclosure Regarding Forward-Looking Statements, beginning immediately following the Table of Contents of this Report. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed or anticipated in our forward-looking statements. The factors listed below are illustrative of the risks and uncertainties that may arise and that may be detailed from time to time in our public announcements and our filings with the Securities and Exchange Commission, such as on Forms 8-K, 10-Q and 10-K. We undertake no obligation to make any revisions to the forward-looking statements contained in this Report to reflect events or circumstances occurring after the date of the filing of this report.

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
      The joint venture with THQ depends entirely on a single license, which gives the venture exclusive worldwide rights to produce and market video games based on World Wrestling Entertainment characters and themes. An adverse outcome against us, THQ or the joint venture in the lawsuit commenced by WWE (see the first Risk Factor, above, and “Legal Proceedings”) would adversely impact our rights under the joint venture’s single license, which would adversely effect the joint venture’s and our business, financial condition and results of operation.
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
      Any adverse change to the preferred return for the next distribution period as well as the ongoing performance of the joint venture may result in our experiencing reduced net income, which would adversely affect our results of operations.

We may not be able to sustain or manage our rapid growth, which may prevent us from continuing to increase our net revenues.
      We have experienced rapid growth in our product lines resulting in higher net sales over the last six years, which was achieved through acquisitions of businesses, products and licenses. For example, revenues associated with companies we acquired since 2003 were approximately $67.1 million and $168.9 million, for the years ended December 31, 2005 and 2004, respectively, representing 10.1% and 29.4% of our total revenues for those periods. As a result, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.
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
      Our growth strategy depends in part upon our ability to acquire companies and new product lines. Revenues associated with our acquisitions since 2003 represented approximately 10.1% and 29.4% of our total revenues for the years ended December 31, 2005 and 2004, respectively. Future acquisitions will succeed only if we can effectively assess characteristics of potential target companies and product lines, such as:

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
      Our three largest customers accounted for 59.1% of our net sales for the year ended December 31, 2005. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory also could adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

We depend on our key personnel and any loss or interruption of either of their services could adversely affect our business, financial condition and results of operations.
      Our success is largely dependent upon the experience and continued services of Jack Friedman, our Chairman and Chief Executive Officer, and Stephen G. Berman, our President and Chief Operating Officer. We cannot assure you that we would be able to find an appropriate replacement for Mr. Friedman or Mr. Berman if the need should arise, and any loss or interruption of Mr. Friedman’s or Mr. Berman’s services could adversely affect our business, financial condition and results of operations.

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
      We sell products and operate facilities in numerous countries outside the United States. For the year ended December 31, 2005, sales to our international customers comprised approximately 15.0% of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers located principally in The People’s Republic of China (“China”) which are subject to the risks normally associated with international operations, including:

•	currency conversion risks and currency fluctuations;

•	limitations, including taxes, on the repatriation of earnings;

•	political instability, civil unrest and economic instability;

•	greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

•	complications in complying with laws in varying jurisdictions and changes in governmental policies;

•	greater difficulty and expenses associated with recovering from natural disasters;

•	transportation delays and interruptions;

•	the potential imposition of tariffs; and

•	the pricing of intercompany transactions may be challenged by taxing authorities in both Hong Kong and the United States, with potential increases in income taxes.

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
      Our business is subject to various laws, including the Federal Hazardous Substances Act, the Consumer Product Safety Act and the Flammable Fabrics Act and the rules and regulations promulgated under these acts. These statutes are administered by the Consumer Product Safety Commission (“CPSC”), which has the authority to remove from the market products that are found to be defective and present a substantial hazard or risk of serious injury or death. The CPSC can require a manufacturer to recall, repair or replace these products under certain circumstances. We cannot assure you that defects in our products will not be alleged or found. Any such allegations or findings could result in:

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
      Goodwill is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill no longer be amortized but instead be periodically evaluated for impairment based on the fair value of the reporting unit. As at March 31, 2006, we have not had any impairment of Goodwill, which is reviewed on a quarterly basis and formally evaluated on an annual basis.
      At March 31, 2006, approximately $345.1 million, or 48.2%, of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a further write-down of our goodwill. Reductions in our net income caused by the write-down of goodwill would adversely affect our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      On February 9, 2006, we acquired substantially all of the assets of Creative Designs International, Ltd. and a related Hong Kong company, Arbor Toys Company Limited (collectively “Creative Designs”). The total initial purchase price of $107.9 million consisted of cash in the amount of $104.5 million, 150,000 shares of our common stock at a value of approximately $3.4 million and the assumption of liabilities in the amount of $5.9 million. In addition, we agreed to pay an earn-out of up to an aggregate of $20.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. Creative Designs is a leading designer and producer of dress-up and role-play toys.
      The amount of consideration payable was determined as a result of arm’s length negotiations between management of Creative Designs and us. No prior material relationship existed between Creative Designs or any of its stockholders and us or any of our affiliates, any director or officer of our Company, or any associate of any such director or officer. We funded the cash payment component of the consideration for the acquisition, and expect to make any cash earn-out payments to Creative Designs, from our available working capital.
      The 150,000 shares were issued absent registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) of that Act as being a transaction not involving any public offering.

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
Date: May 2, 2006

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