Form 10-Q
period 2006-06-30
JAKKS PACIFIC INC
filed 2006-08-07
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

-OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐     No   ☒

The number of shares outstanding of the issuer’s common stock is 27,561,097 (as of August 4, 2006).

JAKKS PACIFIC, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
Quarter Ended June 30, 2006

ITEMS IN FORM 10-Q

Facing Page		Page

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets - December 31, 2005 and June 30, 2006 (unaudited)	2
	Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2005 and 2006 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2006 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Submission of Matters to a Vote of Security Holders	None
Item 5.	Other Information	None
Item 6.	Exhibits	34

Signatures		35
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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2005	June 30, 2006
	(*)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$240,238	$110,289
Accounts receivable, net of allowances for uncollectible accounts of $2,336 and $1,429, respectively	87,199	85,483
Inventory	66,729	76,834
Prepaid expenses and other current assets	17,533	43,671
Deferred income taxes	13,618	14,609
Total current assets	425,317	330,886
Property and equipment
Office furniture and equipment	7,619	8,208
Molds and tooling	26,948	31,008
Leasehold improvements	3,522	4,101
Total	38,089	43,317
Less accumulated depreciation and amortization	25,394	28,842
Property and equipment, net	12,695	14,475
Investment in video game joint venture	10,365	2,376
Goodwill, net	269,298	314,957
Trademarks, net	17,768	19,068
Intangibles and other, net	18,512	59,139
Total assets	$753,955	$740,901
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$50,533	$33,038
Accrued expenses	44,415	37,107
Reserve for sales returns and allowances	25,123	21,339
Income taxes payable	3,792	—
Total current liabilities	123,863	91,484
Deferred income taxes	6,446	7,241
Deferred rent liability	995	925
Convertible senior notes	98,000	98,000
Total liabilities	229,304	197,650
Stockholders’ equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 26,944,559 and 27,561,097 shares issued and outstanding, respectively	27	28
Additional paid-in capital	287,356	297,123
Retained earnings	240,057	248,750
Accumulated comprehensive loss	(2,789)	(2,650)
Total stockholders’ equity	524,651	543,251
Total liabilities and stockholders’ equity	$753,955	$740,901

(*)	Derived from audited financial statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2005	2006	2005	2006

Net sales	$127,091	$124,041	$261,767	$231,286
Cost of sales	79,018	74,761	159,482	137,843
Gross profit	48,073	49,280	102,285	93,443
Selling, general and administrative expenses	33,459	40,317	73,996	82,235
Income from operations	14,614	8,963	28,289	11,208
Profit from video game joint venture	1,153	220	1,303	977
Interest, net	(35)	(48)	(233)	234
Income before provision for income taxes	15,732	9,135	29,359	12,419
Provision for income taxes	4,090	2,774	7,633	3,727
Net income	$11,642	$6,361	$21,726	$8,692
Earnings per share - basic	$0.44	$0.23	$0.82	$0.32
Earnings per share - diluted	$0.39	$0.22	$0.73	$0.31

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30, (Unaudited)
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,726	$8,692
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	7,423	11,871
Share-based compensation expense	(160)	3,734
Loss on disposal of property and equipment	85	3
Deferred income taxes	(49)	(196)
Change in operating assets and liabilities:
Accounts receivable	26,650	14,748
Inventory	(18,574)	(8,711)
Prepaid expenses and other current assets	(3,002)	(25,421)
Investment in video game joint venture	5,799	7,989
Accounts payable	(21,013)	(19,928)
Accrued expenses	(2,891)	(3,336)
Reserve for sales returns and allowances	(3,127)	(5,997)
Income taxes payable	5,680	(3,792)
Deferred rent liability	—	(70)
Total adjustments	(3,179)	(29,106)
Net cash provided (used) by operating activities	18,547	(20,414)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for net assets acquired, net of cash acquired	(20,610)	(108,224)
Purchase of property and equipment	(2,847)	(4,130)
Sale of other assets	5	49
Net purchase of marketable securities	19,047	—
Net cash used by investing activities	(4,405)	(112,305)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from stock options exercised	2,067	1,376
Tax benefit from stock options exercised	—	1,218
Net cash provided by financing activities	2,067	2,594
Foreign currency translation adjustment	(215)	176
Net increase (decrease) in cash and cash equivalents	15,994	(129,949)
Cash and cash equivalents, beginning of period	176,544	240,238
Cash and cash equivalents, end of period	$192,538	$110,289
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$3,628	$16,949
Interest	$2,267	$2,267

Non cash investing and financing activity:

In February 2006, the Company issued 150,000 shares of its common stock valued at approximately $3.4 million in connection with the acquisition of Creative Designs (see Note 9).

During the six months ended June 30, 2006, two executive officers surrendered 124,000 shares of restricted stock at a value of $2.8 million to acquire an aggregate of 37,910 shares of common stock in a cashless option exercise and to cover their income taxes due on the 2006 vesting of the restricted shares granted them in 2005. This restricted stock was subsequently retired by the Company.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2006

Note 1 — Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with Management’s Discussion and Analysis of financial condition and results of operations and the financial statements and the notes thereto included in the Company’s Form 10-K, which contains financial information for the three years in the period ended December 31, 2005.

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

Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and six months ended June 30, 2005 and 2006 and as of December 31, 2005 and June 30, 2006 are as follows (in thousands):

	Three Months Ended June 30, 2005
	Traditional Toys	Craft/Activities/ Writing Products	Seasonal Products	Pet Products	Total

Net Sales
North America Toys	$76,604	$18,030	$4,541	$—	$99,175
Pet Products (see Note 9)	—	—	—	1,081	1,081
International	25,928	657	250	—	26,835
	$102,532	$18,687	$4,791	$1,081	$127,091

	Six Months Ended June 30, 2005
	Traditional Toys	Craft/Activities/ Writing Products	Seasonal Products	Pet Products	Total
Net Sales
North America Toys	$177,273	$28,753	$13,933	$—	$219,959
Pet Products (see Note 9)	—	—	—	1,081	1,081
International	38,244	1,234	1,249	—	40,727
	$215,517	$29,987	$15,182	$1,081	$261,767

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers - (continued)

	Three Months Ended June 30, 2006
	Traditional Toys	Craft/Activities/ Writing Products	Seasonal Products	Pet Products	Total
Net Sales
North America Toys	$83,817	$13,955	$5,413	$—	$103,185
Pet Products	—	—	—	4,055	4,055
International	15,484	1,156	161	—	16,801
	$99,301	$15,111	$5,574	$4,055	$124,041

	Six Months Ended June 30, 2006
	Traditional Toys	Craft/Activities/ Writing Products	Seasonal Products	Pet Products	Total
Net Sales
North America Toys	$156,471	$26,081	$13,558	$—	$196,110
Pet Products	—	—	—	6,426	6,426
International	26,178	2,093	479	—	28,750
	$182,649	$28,174	$14,037	$6,426	$231,286

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Operating Income
North America Toys	$11,404	$7,529	$23,659	$9,425
Pet Products	124	293	124	392
International	3,086	1,141	4,506	1,391
	$14,614	$8,963	$28,289	$11,208

	December 31, 2005	June 30, 2006
Assets
North America Toys	$677,420	$622,401
Pet Products	23,432	24,224
International	53,103	94,276
	$753,955	$740,901

The following tables present information about the Company by geographic area as of December 31, 2005 and June 30, 2006 and for the three and six months ended June 30, 2005 and 2006 (in thousands):

	December 31, 2005	June 30, 2006
Long-lived Assets
United States	$283,350	$342,311
Hong Kong	34,038	64,159
	$317,388	$406,470

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net Sales by Geographic Area
United States	$97,111	$103,946	$214,178	$196,445
Europe	12,659	7,490	19,408	12,439
Canada	3,145	4,311	6,770	7,108
Hong Kong	8,814	1,482	13,602	4,604
Other	5,362	6,812	7,809	10,690
	$127,091	$124,041	$261,767	$231,286

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers - (continued)

Major Customers

Net sales to major customers for the three and six months ended June 30, 2005 and 2006 were approximately as follows (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2006		2005		2006
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales

Wal-Mart	$23,249	18.3%	$21,192	17.0%	$61,630	23.5%	$48,148	20.8%
Toys ‘R’ Us	13,479	10.6%	15,823	12.8	26,356	10.1%	30,995	13.4
Target	20,346	16.0%	29,333	23.7	33,010	12.6%	48,239	20.9
	$57,074	44.9%	$66,348	53.5%	$120,996	46.2%	$127,382	55.1%

Wal-Mart accounts for a large percentage of the toy industry’s sales at retail and the proportion of the Company’s sales to Wal-Mart is consistent with this. No customers, other than those listed above, accounted for more than 10% of the Company’s total net sales.

At December 31, 2005 and June 30, 2006, the Company’s three largest customers accounted for approximately 73.0% and 53.4%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and warehouse costs, is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	December 31, 2005	June 30, 2006

Raw materials	$2,679	$3,335
Finished goods	64,050	73,499
	$66,729	$76,834

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 — Revenue Recognition and Reserve for Sales Returns and Allowances (continued)

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

The Company’s reserve for sales returns and allowances amounted to $21.3 million as of June 30, 2006, compared to $25.1 million as of December 31, 2005. The decrease was due primarily to the overall decrease in net sales, including a decrease in sales of electronic products which have higher defective rates than the Company’s other products.

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

Note 6 — Income Taxes

Provision for income taxes included Federal, state and foreign income taxes at effective tax rates of 26.0% in 2005 and 30.0% in 2006, benefiting from a flat 17.5% tax rate on the Company’s income arising in, or derived from, Hong Kong for each of 2005 and 2006. The increase in the effective tax rate in 2006 is due to a greater proportion of taxable income generated in the United States. As of June 30, 2006, the Company had net deferred tax assets of approximately $7.4 million for which no allowance has been provided, since, in the opinion of management, realization of the future benefit is more likely than not.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Earnings Per Share

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,
	2005			2006
	Income	Weighted Average Shares	Per-Share	Income	Weighted Average Shares	Per-Share

Earnings per share - basic
Income available to common stockholders	$11,642	26,678	$0.44	$6,361	27,536	$0.23
Effect of dilutive securities
Convertible senior notes	839	4,900		737	4,900
Options and warrants	—	651		—	354
Earnings per share - diluted
Income available to common stockholders plus assumed exercises and conversion	$12,481	32,229	$0.39	$7,098	32,790	$0.22

	Six Months Ended June 30,
	2005			2006
	Income	Weighted Average Shares	Per-Share	Income	Weighted Average Shares	Per-Share

Earnings per share - basic
Income available to common stockholders	$21,726	26,620	$0.82	$8,692	27,423	$0.32
Effect of dilutive securities
Convertible senior notes	1,677	4,900		1,473	4,900
Options and warrants	—	719		—	429
Earnings per share - diluted
Income available to common stockholders plus assumed exercises and conversion	$23,403	32,239	$0.73	$10,165	32,752	$0.31

Basic earnings per share has been computed using the weighted average number of common shares outstanding. Diluted earnings per share has been computed using the weighted average number of common shares and common share equivalents outstanding (which consist of warrants, options and convertible debt to the extent they are dilutive). Potentially dilutive stock options of 422,693 and 482,225 for the three months ended June 30, 2005 and 2006, respectively, were not included in the computation of diluted earning per share as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and to have included them would have been anti-dilutive. Potentially dilutive stock options of 155,967 and 499,358 for the six months ended June 30, 2005 and 2006, respectively, were not included in the computation of diluted earning per share as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and to have included them would have been anti-dilutive.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 — Common Stock and Preferred Stock

The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.

In January 2006, the Company issued an aggregate of 240,000 shares of restricted stock to two of its executive officers, which vest 50% in each of January 2007 and 2008 subject to acceleration based on the Company achieving certain financial performance criteria, and an aggregate of 28,660 shares of restricted stock to its five non-employee directors, which vest in January 2007, at an aggregate value of approximately $5.6 million. During 2006, the Company also issued 321,878 shares of common stock on the exercise of options for a total of $4.2 million, and 124,000 shares of restricted stock previously received by two executive officers were surrendered at a value of $2.8 million to cover their income taxes due on the 2006 vesting of the restricted shares granted them in 2005. This surrendered restricted stock was subsequently retired by the Company. In February 2006, the Company issued 150,000 shares of its common stock valued at approximately $3.4 million in connection with the acquisition of Creative Designs International, Ltd. and a related Hong Kong company, Arbor Toys Company Limited (collectively “Creative Designs”) (see Note 9).

In January 2005, the Company issued 240,000 shares of restricted stock to two of its executive officers, which vested in the first quarter of 2006, and an aggregate of 5,000 shares of restricted stock to its five non-employee directors, which vested in January 2006, at an aggregate value of approximately $5.1 million. During 2005, the Company also issued 566,546 shares of common stock on the exercise of options for a total of $4.9 million, including 215,982 shares of common stock acquired by two executive officers in a cashless exercise through their surrender of an aggregate of 101,002 shares of restricted stock at a value of $1.7 million. This surrendered restricted stock was subsequently retired by the Company.

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

On February 9, 2006, the Company acquired substantially all of the assets of Creative Designs. The total initial consideration of $111.1 million consisted of cash paid at closing in the amount of $101.6 million, the issuance of 150,000 shares of the Company’s common stock valued at approximately $3.4 million and the assumption of liabilities in the amount of $6.1 million, and resulted in the recording of goodwill in the amount of $44.4 million. Goodwill represents anticipated synergies to be gained via the combination of Creative Designs with the Company. In addition, the Company agreed to pay an earn-out of up to an aggregate of $20.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. Creative Designs is a leading designer and producer of dress-up and role-play toys. This acquisition expands our product offerings in the girls role-play and dress-up area and brings new product development and marketing talent to us. The Company’s results of operations have included Creative Designs from the date of acquisition.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Business Combinations (continued)

The amount of goodwill from the Creative Designs acquisition that is expected to be deductible for Federal and state income tax purposes is approximately $36.5 million. The total purchase price was allocated based on preliminary studies and valuations performed to the estimated fair value of assets acquired and liabilities assumed. The preliminary allocation is set forth in the following table (in thousands):

Estimated fair value of net assets:
Current assets acquired	$15,655
Property and equipment, net	1,235
Other assets	103
Liabilities assumed	(6,081)
Intangible assets other than goodwill	49,688
Goodwill	44,396
$104,996

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006

Net sales	$147,316	$124,041	$294,211	$244,168
Net income	$17,260	$6,361	$28,043	$10,358
Earnings per share - basic	$0.63	$0.23	$1.04	$0.37
Weighted average shares outstanding - basic	27,479	27,890	27,095	27,676
Earnings per share - diluted	$0.56	$0.22	$0.92	$0.36
Weighted average shares and equivalents outstanding - diluted	32,379	32,790	32,392	32,778

In June 2005, the Company purchased substantially all of the operating assets and assumed certain liabilities relating to the Pet Pal line of pet products, including toys, treats and related pet products. The total initial consideration of $11.2 million consisted of cash paid at closing in the amount of $10.6 million and the assumption of liabilities in the amount of $0.6 million. Goodwill of $4.6 million arose from this transaction, which represents the excess of the purchase price over the fair value of assets acquired less the liabilities assumed. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $25.0 million in cash based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. For the fiscal year ended May 31, 2006, $1.3 million of the earn-out was earned and recorded as goodwill. This acquisition expands the Company’s product offerings and distribution channels. The Company’s results of operations have included Pet Pal from the date of acquisition. Proforma results of operations are not provided since the amounts are not material to the consolidated results of operations.

In June 2004, the Company purchased substantially all of the assets and assumed certain liabilities of Play Along. The total initial consideration of $108.0 million consisted of cash paid at closing in the amount of $70.8 million, the issuance of 749,005 shares of the Company’s common stock valued at $14.9 million and the assumption of liabilities in the amount of $22.3 million, and resulted in the recording of goodwill in the amount of $58.0 million. In addition, the Company agreed to pay an earn-out of up to $10.0 million per year for the four

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Business Combinations (continued)

calendar years following the acquisition up to an aggregate amount of $30.0 million based on the achievement of certain financial performance criteria which will be recorded as goodwill when and if earned. For the two years in the period ended December 31, 2005, an aggregate of $16.7 million of the earn-out was earned and recorded as goodwill of which $6.7 million was earned in 2005 and paid in 2006. The annual maximum earn-out for the remaining two years through December 31, 2007 is approximately $6.7 million, or an aggregate of $13.3 million. Play Along designs and produces traditional toys, which it distributes domestically and internationally. This acquisition expands the Company’s product offerings in the pre-school area and brings it new product development and marketing talent. The Company’s results of operations have included Play Along from the date of acquisition.

Approximately $44.8 million of goodwill from the Play Along acquisition is expected to be deductible for Federal and state income tax purposes. The total purchase price, including the earn-out of $16.7 million earned in 2004 and 2005, was allocated based on studies and valuations performed to the estimated fair value of assets acquired and liabilities assumed, as set forth in the following table (in thousands):

Estimated fair value of net assets:
Current assets acquired	$24,063
Property and equipment, net	546
Other assets	3,184
Liabilities assumed	(22,263)
Intangible assets other than goodwill	22,100
Goodwill	74,723
$102,353

Note 10 — Joint Ventures

The Company owns a fifty percent interest in a joint venture with THQ Inc. (“THQ”), a developer, publisher and distributor of interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture has entered into a license agreement with an initial license period expiring December 31, 2009, and a renewal for five years at the option of the joint venture, under which it acquired the exclusive worldwide right to publish WWE themed wrestling video games on all hardware platforms. The Company’s investment is accounted for using the cost method due to the financial and operating structure of the venture and its lack of control over the joint venture. The Company’s basis consists primarily of organizational costs, license costs and recoupable advances and is being amortized over the term of the initial license period. The joint venture agreement provides for the Company to receive guaranteed preferred returns through June 30, 2006 at varying rates of the joint venture’s net sales depending on the cumulative unit sales and platform of each particular game. The preferred return is subject to change after June 30, 2006 and is to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. The parties have not reached an agreement with respect to the preferred return for the Next Distribution Period and the Company anticipates that the reset of the preferred return will be determined through alternative dispute resolution. The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned. The Company’s joint venture partner retains the financial risk of the joint venture and is responsible for the day-to-day operations, including development, sales and distribution, for which they are entitled to any remaining profits. In addition, THQ is entitled to receive a preferred return based on the Company’s sale of WWE themed TV Games. The preferred return paid to THQ in each of the six month periods ended June 30, 2005 and 2006 was immaterial.

In the third quarter of 2005, the Company wrote off its $1.4 million investment in a Chinese joint venture to Other Expense on its determination that no future value would be realized.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 — Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows (in thousands):

Balance at beginning of period	$269,298
Goodwill acquired during the period (see Note 9)	44,396
Adjustments to goodwill during the period	1,263
Balance at end of period	$314,957

Note 12 — Intangible Assets

Intangible assets consist primarily of licenses, product lines, customer relationships, debt offering costs from the issuance of the Company’s convertible senior notes and trademarks. Amortized intangible assets are included in the Intangibles and other, net, in the accompanying balance sheets. Trademarks is disclosed separately in the accompanying balance sheets. Intangible assets are as follows (in thousands):

		December 31, 2005			June 30, 2006
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)
Amortized Intangible Assets:
Acquired order backlog	0.5	$—	$—	$—	$1,298	$(1,298)	$—
Licenses	4.3	23,635	(12,082)	11,553	37,825	(16,582)	21,243
Product lines	3.5	17,700	(17,700)	—	17,700	(17,700)	—
Customer relationships	6.1	1,846	(700)	1,146	34,746	(2.505)	32,241
Non-compete/Employment contracts	4.0	2,748	(1,049)	1,699	2,748	(1,398)	1,350
Debt offering costs	20.0	3,705	(477)	3,228	3,705	(569)	3,136
Total amortized intangible assets		49,634	(32,008)	17,626	98,022	(40,052)	57,970
Unamortized Intangible Assets:
Trademarks	indefinite	17,768	N/A	17,768	19,068	N/A	19,068
		$67,402	$(32,008)	$35,394	$117,090	$(40,052)	$77,038

Amortization expense related to limited life intangible assets was $2.2 million and $4.4 million, respectively, for the three and six months ended June 30, 2005 and $3.8 million and $8.0 million, respectively, for the three and six months ended June 30, 2006.

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

Under the Plan, share-based compensation payments may include the issuance of shares of restricted stock. Beginning in January 2006, the Company’s five non-employee directors are each to receive annual grants of restricted stock at a value of $120,000 (or, for 2006, 5,732 shares per director) which vest after one year. In March 2003, two executive officers of the Company were granted an annual aggregate amount of 240,000 shares of restricted stock which vest over two years subject to acceleration based on the achievement of certain financial performance criteria and may be earned through 2010 based upon the achievement by the Company of certain financial performance criteria and continuing employment. In January 2005 and 2006, respectively, the Company issued 245,000 shares of restricted stock at a value of $5.1 million and 268,660 shares of restricted stock at a value of $5.6 million to two executive officers and five non-employee directors of the Company.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Share-Based Payments (continued)

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

The Company uses the Black-Scholes method of valuation for share-based option awards. In valuing the stock options, the Black-Scholes model incorporates assumptions about stock volatility, expected term of stock options, and risk free interest rate. The valuation is reduced by an estimate of stock option forfeitures.

The Company issued no stock options during the six months ended June 30, 2006. The amount of share-based compensation expense recognized in the three and six months ended June 30, 2006 is based on options issued prior to January 1, 2006 and restricted stock issued during the three and six months ended June 30, 2006, and ultimately expected to vest, and it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Total share-based compensation expense and related tax benefits recognized for the three and six months ended June 30, 2006 were $0.5 million and $0.2 million, respectively, and $1.0 million and $0.4 million, respectively, relating to stock options and $0.9 million and $0.35 million, respectively, and $2.7 million and $1.05 million, respectively, relating to restricted stock. Stock option activity pursuant to the Plan for the six months ended June 30, 2006 is summarized as follows:

	Plan Stock Options
	Number of Shares	Weighted Average Exercise Price

Outstanding, December 31, 2005	1,789,106	$16.32
Granted	—	—
Exercised	321,878	$12.97
Forfeited	—	—
Outstanding, June 30, 2006	1,467,232,	$17.05

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Share-Based Payments (continued)

As of December 31, 2005, the Company had 245,000 shares of restricted stock outstanding, all of which vested during the first quarter of 2006. In January 2006, the Company issued 268,660 shares of restricted stock, which remain unvested as of June 30, 2006.

The following characteristics apply to the Plan stock options that are fully vested, or expected to vest, as of June 30, 2006:

Number of options outstanding	1,467,232
Weighted-average exercise price	$17.05
Aggregate intrinsic value	$10,940,283
Weighted-average contractual term of options outstanding	3.7 years
Number of options currently exercisable	751,907
Weighted-average exercise of options currently exercisable	$15.94
Aggregate intrinsic value of options currently exercisable	$7,591,942
Weighted-average contractual term of currently exercisable	3.9 years

At and for the six months ended June 30, 2005, the Company accounted for the Plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Prior to the implementation of FAS 123R, stock-based employee compensation expense was not generally reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123R to stock-based employee compensation for the three and six months ended June 30, 2005, (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income, as reported	$11,642	$21,726
Add (deduct): Stock-based employee compensation expense included in reported net income, net of related tax effects	(813)	(1,043)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(556)	(1,217)
Pro forma net income	$10,273	$19,466
Earnings per share:
Basic - as reported	$0.44	$0.82
Basic - pro forma	$0.39	$0.73
Diluted - as reported	$0.39	$0.73
Diluted - pro forma	$0.34	$0.66

In 2005, the fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: risk-free rate of interest of 4.25%; dividend yield of 0%, with volatility of 55.3%; and expected lives of five years.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14 — Comprehensive Income

The table below presents the components of the Company’s comprehensive income for the three and six months ended June 30, 2005 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006

Net income	$11,642	$6,361	$21,726	$8,692
Other comprehensive income (loss):
Foreign currency translation adjustment	(172)	185	(183)	139
Other comprehensive income (loss)	(172)	185	(183)	139
Comprehensive income	$11,470	$6,546	$21,543	$8,831

Note 15 — Recent Accounting Pronouncement

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

Note 16 — Litigation

In October 2004, the Company was named as a defendant in a lawsuit commenced by WWE (the “WWE Action”). The complaint also named as defendants, among others, the joint venture with THQ Inc., certain of the Company’s foreign subsidiaries and the Company’s three executive officers. The Complaint was amended, the antitrust claims were dismissed and, on grounds not previously considered by the Court, a motion to dismiss the RICO claim, the only remaining basis for federal jurisdiction, will be briefed pursuant to a scheduling order and is scheduled to be argued in September 2006. In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York, alleging damages associated with the facts alleged in the WWE Action (the “Class Action”). They are the subject of a motion to dismiss that has been fully briefed and argument has been scheduled to be completed by September 2006. Three shareholder derivative actions have also been filed against the Company, nominally, and against certain of the Company’s Board members (the “Derivative Actions”). The Derivative Actions seek to hold the individual defendants liable for damages allegedly caused to the Company by their actions, and, in one of the Derivative Actions, seeks restitution to the Company of profits, benefits and other compensation obtained by them. These actions are currently stayed or the time to answer has been extended.

The Company received notice from WWE alleging breaches of the video game license in connection with Japanese sales of WWE video games. The joint venture has responded that WWE acquiesced in the arrangements, and separately released any claim against the joint venture in connection therewith and accordingly there is no breach of the joint venture’s video game license.

In connection with the joint venture with THQ (see Note 10), the Company receives its profit through a preferred return based on net sales of the joint venture. The preferred return is to be reset as of July 1, 2006. The agreement with THQ provides for the parties to agree on the reset of the preferred return or, if no agreement is reached, for arbitration of the issue. No agreement has been reached and the Company anticipates that the reset of the preferred return will be determined through arbitration.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16 — Litigation (continued)

The Company is a party to, and certain of its property is the subject of, various other pending claims and legal proceedings that routinely arise in the ordinary course of its business. Other than with respect to the claims in the WWE Action, the Class Action, and the matter of the reset of the preferred return from THQ in connection with the joint venture, with respect to which the Company cannot give assurance as to the outcome, the Company does not believe that any of these claims or proceedings will have a material effect on its business, financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and Notes thereto which appear elsewhere herein.

Critical Accounting Policies and Estimates

Share-Based Payments. We grant restricted stock and options to purchase our common stock to our employees (including officers) and non-employee directors under our 2002 Stock Award and Incentive Plan (“the Plan”), which incorporated our Third Amended and Restated 1995 Stock Option Plan. The benefits provided under the Plan are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-Based Payment.” Effective January 1, 2006, we began to use the fair value method to apply the provisions of FAS 123R with a modified prospective application. The valuation provisions of FAS 123R apply to new awards and to awards that were outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Share-based compensation expense recognized on a straight-line basis over the requisite service period under FAS 123R for the three months and six ended June 30, 2006 was $0.5 and $1.0 million, respectively, relating to stock options and $0.9 and $2.7 million, respectively, relating to restricted stock. At June 30, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $3.3 million, which is expected to be recognized over a weighted average period of 3.6 years, and $2.7 million related to non-vested restricted stock, which is expected to be recognized over a weighted average period of 0.5 years. Net stock options, after forfeitures and cancellations, granted during the six months ended June 30, 2005 represented 0.015% of outstanding shares as of the beginning of the fiscal period. Total stock options granted during the six months ended June 30, 2005 represented 0.14% of outstanding shares as of the end of the fiscal period. There were no stock options granted during the six months ended June 30, 2006.

Historically and continuing through the adoption of FAS 123R, we estimate the value of share-based awards on the date of grant using the Black-Scholes option-pricing model. Prior to the adoption of FAS 123R, the estimated value of each share-based award was used for the pro forma information required to be disclosed under FAS 123. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

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

Furthermore, theoretical valuation models and market-based methods are evolving and may result in lower or higher fair value estimates for share-based compensation. The timing, readiness, adoption, general acceptance, reliability and testing of these methods is uncertain. Sophisticated mathematical models may require voluminous historical information, modeling expertise, financial analyses, correlation analyses, integrated software and databases, consulting fees, customization and testing for adequacy of internal controls. Market-based methods are emerging that, if employed by us, may dilute our earnings per share and involve significant transaction fees and ongoing administrative expenses. The uncertainties and costs of these extensive valuation efforts may outweigh the benefits to investors.

Recent Developments

On February 9, 2006, we acquired substantially all of the assets of Creative Designs International, Ltd. and a related Hong Kong company, Arbor Toys Company Limited (collectively “Creative Designs”). The total initial consideration of $111.1 million consisted of cash paid at closing in the amount of $101.6 million, the issuance of 150,000 shares of our common stock at a value of approximately $3.4 million and the assumption of liabilities in the amount of $6.1 million. In addition, we agreed to pay an earn-out of up to an aggregate of $20.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. Goodwill of $44.4 million arose from this transaction, which represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill represents anticipated synergies to be gained via the combination of Creative Designs with our Company. Creative Designs is a leading designer and producer of dress-up and role-play toys. This acquisition expands our product offerings in the girls category and brings new product development and marketing talent to us. Our results of operations have included Creative Designs from the date of acquisition.

In June 2005, we purchased substantially all of the operating assets and assumed certain liabilities relating to the Pet Pal line of pet products, including toys, treats and related pet products. The total initial consideration of $11.2 million consisted of cash paid at closing in the amount of $10.6 million and the assumption of liabilities in the amount of $0.6 million. Goodwill of $4.6 million arose from this transaction, which represents the excess of the purchase price over the fair value of the net assets acquired. In addition, we agreed to pay an earn-out of up to an aggregate amount of $25.0 million in cash based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. For the earn-out period ended May 31, 2006, $1.3 million of the earn-out was earned and recorded as goodwill. This acquisition expands our product offerings and distribution channels. Our results of operations have included Pet Pal from the date of acquisition.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.2	60.3	60.9	59.6
Gross profit	37.8	39.7	39.1	40.4
Selling, general and administrative expenses	26.3	32.6	28.3	35.5
Income from operations	11.5	7.1	10.8	4.9
Profit from video game joint venture	0.9	0.2	0.5	0.4
Interest, net	—	—	(0.1)	0.1
Income before provision for income taxes	12.4	7.3	11.2	5.4
Provision for income taxes	3.2	2.2	2.9	1.6
Net income	9.2%	5.1%	8.3%	3.8%

Comparison of the Three Months Ended June 30, 2006 and 2005

Net Sales. Net sales were $124.0 million in 2006 compared to $127.1 million in 2005, representing a decrease of 2.4%. The decrease in net sales was primarily due to decreases in Crafts and Activities and Writing instruments sales of $4.1 million and International sales of $10.0 million, offset in part by increases in the sale of our Pet Line of Products of $3.0 million, our Seasonal products of $0.9 million and our Traditional Toys products of $7.2 million, with increases in WWE action figures and accessories, Speed Stacks, Doodle Bear, dress-up and role-play toys, and Telestory, offset in part by decreases in TV Games, wheels products, dolls, Care Bears and Cabbage Patch Kids. Additionally, net sales included approximately $4.1 million of the Pet Pal line of products, which we acquired in June 2005, and $21.4 million of Creative Designs line of products, which we acquired in February 2006. Creative Designs lines of product contributed $17.9 million to Traditional Toy products and $3.5 million to International sales.

Gross Profit. Gross profit increased $1.2 million, or 2.5%, to $49.3 million, or 39.7% of net sales, in 2006 from $48.1 million, or 37.8% of net sales, in 2005. The overall increase in gross profit was attributable to an increase in gross profit margin. Gross profit margin increased by 1.9% from 2005 due to lower product costs, offset in part by higher tool and mold amortization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $40.3 million in 2006 and $33.5 million in 2005, constituting 32.6% and 26.3% of net sales, respectively. The overall increase of $6.8 million in such costs was primarily due to the addition of overhead related to the operations of Creative Designs ($3.1 million), increases in product development ($0.7 million), amortization expense related to intangible assets other than goodwill ($1.5 million) and stock-based compensation ($2.0 million), offset in part by a decrease in direct selling expenses ($2.3 million). Increased grants of restricted stock awards to our non-employee directors and the increase in the price of our common stock in 2006 compared to 2005 resulted in stock-based compensation expense of $1.4 million in 2006 compared to a credit of $0.6 million in 2005. The decrease in direct selling expenses is primarily due to the lower sales volume during the quarter, efficiencies gained by closing a third-party warehouse and a decrease in advertising and promotional expenses of $0.4 million in 2006 in support of the sell-through of our various products at retail. We produce and air television commercials in support of several of our product lines. From time to time, we may increase or decrease our advertising efforts, if we deem it appropriate for particular products.

Profit from Video Game Joint Venture. Profit from our video game joint venture in 2006 was $0.2 million, as compared to $1.2 million in 2005, due to the release of a new game in 2005, and no new games in 2006.

Interest, Net. Interest income for 2006 was comparable to interest income for 2005. Interest expense of $1.1 million relating to our convertible senior notes payable was comparable to 2005.

Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes at effective tax rates of 26.0% in 2005 and 30.3% in 2006, benefiting from a flat 17.5% tax rate on our income arising in, or derived from, Hong Kong for each of 2005 and 2006. The increase in the effective tax rate in 2006 is due to a greater proportion of taxable income generated in the United States. As of June 30, 2006, we had net deferred tax assets of approximately $7.4 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is more likely than not.

Comparison of the Six Months Ended June 30, 2006 and 2005

Net Sales. Net sales were $231.3 million in 2006 compared to $261.8 million in 2005, representing a decrease of 11.6%. The decrease in net sales was primarily due to a decrease in sales of our Traditional Toy products of $20.8 million, with decreases in TV Games, wheels products, dolls, Care Bears and Cabbage Patch Kids, offset in part by increases in WWE action figures and accessories, Speed Stacks, Doodle Bear, Dragon Flyz, dress-up and role-play toys, and Telestory, and decreases in International sales of $12.0 million, Crafts and Activities and Writing instruments of $2.7 million and our Seasonal products of $0.4 million. Additionally, net sales included approximately $6.4 million of the Pet Pal line of products, which we acquired in June 2005, and $31.2 million of Creative Designs line of products, which we acquired in February 2006. Creative Designs lines of product contributed $26.0 million to Traditional Toy products and $5.2 million to International sales.

Gross Profit. Gross profit decreased $8.9 million, or 8.6%, to $93.4 million, or 40.4% of net sales, in 2006 from $102.3 million, or 39.1% of net sales, in 2005. The overall decrease in gross profit was attributable to the decrease in net sales. Gross profit margin increased by 1.3% from 2005 due to lower product costs and royalty expense having decreased as a percentage of net sales due to changes in the product mix to more products with lower royalty rates or proprietary products with no royalties, from products with higher royalty rates, offset in part by higher tool and mold amortization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $82.2 million in 2006 and $74.0 million in 2005, constituting 35.5% and 28.3% of net sales, respectively. The overall increase of $8.2 million in such costs was primarily due to the addition of overhead related to the operations of Creative Designs ($4.8 million), increases in product development ($1.3 million), amortization expense related to intangible assets other than goodwill ($3.5 million) and stock-based compensation ($3.9 million), offset in part by a decrease in direct selling expenses ($7.9 million). Increased grants of restricted stock awards to our non-employee directors and the increase in the price of our common stock in 2006 compared to 2005 resulted in stock-based compensation expense of $3.7 million in 2006 compared to credit of $0.2 million in 2005. The decrease in direct selling expenses is primarily due to the lower sales volume during the quarter and a decrease in advertising and promotional expenses of $5.9 million in 2006 in support of the sell-through of our various products at retail. We produce and air television commercials in support of several of our product lines. From time to time, we may increase or decrease our advertising efforts, if we deem it appropriate for particular products.

Profit from Video Game Joint Venture. Profit from our video game joint venture in 2006 was $1.0 million with one new game released, as compared to $1.3 million in 2005 with one new game released, but the profit decreased overall due to stronger carryover sales of existing titles in 2005, compared to 2006.

Interest, Net. Interest income increased due to higher average cash balances and higher interest rates during 2006 compared to 2005. Interest expense of $2.3 million relating to our convertible senior notes payable was comparable to 2005.

Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes at effective tax rates of 26.0% in 2005 and 30.0% in 2006, benefiting from a flat 17.5% tax rate on our income arising in, or derived from, Hong Kong for each of 2005 and 2006. The increase in the effective tax rate in 2006 is due to a greater proportion of taxable income generated in the United States. As of June 30, 2006, we had net deferred tax assets of approximately $7.4 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is more likely than not.

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

Recent Accounting Pronouncement

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning January 1, 2007. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

Liquidity and Capital Resources

As of June 30, 2006, we had working capital of $239.4 million compared to $301.5 million as of December 31, 2005. This decrease was primarily attributable to disbursements related to the acquisition of Creative Designs.

Operating activities used net cash of $20.4 million in 2006, as compared to having provided net cash of $18.5 million in 2005. Net cash was used primarily to fund our working capital needs, offset in part by contributions from net income and non-cash charges. Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable increased from approximately 55 days as of June 30, 2005 to approximately 62 days as of June 30, 2006 primarily due to the timing of the sales where a greater percentage of the current quarter sales occurred at the end of the 2006 quarter compared to the comparable 2005 quarter. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of June 30, 2006, we had cash and cash equivalents of $110.3 million.

Our investing activities used net cash of $112.3 million in 2006, as compared to $4.4 million in 2005, consisting primarily of cash paid for the purchase of net assets in the Creative Designs acquisition of $101.6 million, the Play Along earn-out of $6.7 million and the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products and other assets. In 2005, our investing activities consisted primarily of cash paid for the Play Along earn-out of $10.0 million, the purchase of net assets in the Pet Pal acquisition, the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products, offset in part by the sale of marketable securities. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 12% payable on net sales of such products. As of June 30, 2006, these agreements required future aggregate minimum guarantees of $22.9 million, exclusive of $25.3 million in advances already paid. Of this $22.9 million future minimum guarantee, $9.9 million is due over the next twelve months.

Our financing activities provided net cash of $2.6 million in 2006, consisting of proceeds from the exercise of stock options and the tax benefit from stock option exercises. In 2005, financing activities provided net cash of $2.1 million, consisting of proceeds from the exercise of stock options.

In October 2004, the American Jobs Creation Act of 2004 was signed into law and created a one-time incentive for U.S. corporations to repatriate undistributed earnings from their international subsidiaries by providing an 85% dividends-received deduction for certain international earnings. The deduction was available to corporations during the tax year that included October 2004, or in the immediately subsequent tax year. In the fourth quarter of 2005, our Board of Directors approved a plan to repatriate to the U.S. $175.0 million in foreign earnings, which was completed in December 2005. The Federal and state income tax expense related to this repatriation was approximately $8.0 million.

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

On February 9, 2006, we acquired substantially all of the assets of Creative Designs. The total initial consideration of $111.1 million consisted of $101.6 million in cash paid at closing, the issuance 150,000 shares of our common stock valued at approximately $3.4 million and the assumption of liabilities in the amount of $6.1 million, and resulted in the recording of goodwill in the amount of $44.4 million. Goodwill represents anticipated synergies to be gained via the combination of Creative Designs with our Company. In addition, we agreed to pay an earn-out of up to an aggregate amount of $20.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. Creative Designs is a leading designer and producer of dress-up and role-play toys. This acquisition expands our product offerings in the girls role-play and dress-up area and brings new product development and marketing talent to us. Our results of operations have included Creative Designs from the date of acquisition.

In June 2005, we purchased substantially all of the operating assets and assumed certain liabilities relating to the Pet Pal line of pet products, including toys, treats and related pet products. The total initial consideration of $11.2 million consisted of cash paid at closing in the amount of $10.6 million and the assumption of liabilities in the amount of $0.6 million. Goodwill of $4.6 million arose from this transaction, which represents the excess of the purchase price over the fair value of the net assets acquired. In addition, we agreed to pay an earn-out of up to an aggregate amount of $25.0 million in cash based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. For the fiscal year ended May 31, 2006, $1.3 million of the earn-out was earned and recorded as goodwill. This acquisition expands our product offerings and distribution channels. Our results of operations have included Pet Pal from the date of acquisition.

In June 2004, we purchased substantially all of the assets and assumed certain liabilities from Play Along. The total initial consideration of $108.0 million consisted of cash paid at closing in the amount of $70.8 million, the issuance of 749,005 shares of our common stock valued at $14.9 million, and the assumption of liabilities in the amount of $22.3 million, and resulted in the recording of goodwill of $58.0 million. In addition, we agreed to pay an earn-out of up to $10.0 million per year for the four calendar years following the acquisition up to an aggregate amount of $30.0 million based on the achievement of certain financial performance criteria which will be recorded as goodwill when and if earned. For the two years in the period ended December 31, 2005, $16.7 million of the earn-out was earned and recorded as goodwill. The annual maximum earn-out for the remaining two years through December 31, 2007 is approximately $6.7 million, or an aggregate of $13.3 million. Play Along designs and produces traditional toys, which it distributes domestically and internationally. This acquisition expands our product offerings in the pre-school area and brings new product development and marketing talent to us. Our results of operations have included Play Along from the date of acquisition.

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

Interest Rate Risk

In June 2003, we issued convertible senior notes payable of $98.0 million with a fixed interest rate of 4.625% per annum, which remain outstanding as of June 30, 2006. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

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

PART II
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

On April 7, 2006, we sought certification to appeal from the portion of the March 31 Order denying our motion to dismiss the RICO claim on the one ground that was briefed. Shortly thereafter, WWE filed a motion for reargument with respect to the portion of the March 31 Order that dismissed the Sherman Act claim and, alternatively, sought judgment with respect to the Sherman Act claim so that it could pursue an immediate appeal. At a court conference on April 26, 2006 the Court deferred the requests for judgment and for certification and set up briefing schedules with respect to our motion to dismiss the RICO claim, which claim is presently the sole remaining basis for federal jurisdiction, on grounds that were not the subject of the first round of briefing, and our motion to dismiss the action based on the Release that WWE executed. The Court also established a briefing schedule for WWE’s motion for reargument of the dismissal of the Sherman Act claim. The briefing and argument of these motions is scheduled to be completed by September 2006. Discovery remains stayed.

In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York: (1) Garcia v. Jakks Pacific, Inc. et al., Civil Action No. 04-8807 (filed on November 5, 2004), (2) Jonco Investors, LLC v. Jakks Pacific, Inc. et al., Civil Action No. 04-9021 (filed on November 16, 2004), (3) Kahn v. Jakks Pacific, Inc. et al., Civil Action No. 04-8910 (filed on November 10, 2004), (4) Quantum Equities L.L.C. v. Jakks Pacific, Inc. et al., Civil Action No. 04-8877 (filed on November 9, 2004), and (5) Irvine v. Jakks Pacific, Inc. et al., Civil Action No. 04-9078 (filed on November 16, 2004) (the “Class Actions”). The complaints in the Class Actions allege that defendants issued positive statements concerning increasing sales of our WWE licensed products which were false and misleading because the WWE licenses had allegedly been obtained through a pattern of commercial bribery, our relationship with the WWE was being negatively impacted by the WWE’s contentions and there was an increased risk that the WWE would either seek modification or nullification of the licensing agreements with us. Plaintiffs also allege that we misleadingly failed to disclose the alleged fact that the WWE licenses were obtained through an unlawful bribery scheme. The plaintiffs in the Class Actions are described as purchasers of our common stock, who purchased from as early as October 26, 1999 to as late as October 19, 2004. The Class Actions seek compensatory and other damages in an undisclosed amount, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by each of the defendants (namely the Company and Messrs. Friedman, Berman and Bennett), and violations of Section 20(a) of the Exchange Act by Messrs. Friedman, Berman and Bennett. On January 25, 2005, the Court consolidated the Class Actions under the caption In re JAKKS Pacific, Inc. Shareholders Class Action Litigation, Civil Action No. 04-8807. On May 11, 2005, the Court appointed co-lead counsels and provided until July 11, 2005 for an amended complaint to be filed; and a briefing schedule thereafter with respect to a motion to dismiss. The motion to dismiss has been fully briefed and argument has been scheduled to be completed by September 2006.

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

While the joint venture does not believe that WWE has a valid claim, it tendered a protective “cure” of the alleged breaches with a full reservation of rights. WWE has “rejected” that cure and reserved its rights.

Our agreement with THQ provides for payment of a preferred return to us in connection with our joint venture (see Note 10, Joint Ventures). The preferred return is subject to change after June 30, 2006 and is to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. The parties have not reached an agreement with respect to the preferred return for the Next Distribution Period and we anticipate that the reset of the preferred return will be determined through alternative dispute resolution. With respect to the matter of the change in the preferred return, we cannot assure you of the outcome.

We are a party to, and certain of our property is the subject of, various other pending claims and legal proceedings that routinely arise in the ordinary course of our business, but we do not believe that any of these claims or proceedings will have a material effect on our business, financial condition or results of operations. .

Item 1A. Risk Factors

From time to time, including in this Quarterly Report on Form 10-Q, we publish forward-looking statements, as disclosed in our Disclosure Regarding Forward-Looking Statements beginning immediately following the Table of Contents of this Report. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed or anticipated in our forward-looking statements. The factors listed below are illustrative of the risks and uncertainties that may arise and that may be detailed from time to time in our public announcements and our filings with the Securities and Exchange Commission, such as on Forms 8-K, 10-Q and 10-K. We undertake no obligation to make any revisions to the forward-looking statements contained in this Report to reflect events or circumstances occurring after the date of the filing of this report.

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

We have experienced rapid growth in our product lines resulting in higher net sales over the last six years, which was achieved through acquisitions of businesses, products and licenses. For example, revenues associated with companies we acquired since 2003 were approximately $35.7 million, $67.1 million and $168.9 million, for the six months ended June 30, 2006 and for the years ended December 31, 2005 and 2004, respectively, representing 15.4%, 10.1% and 29.4% of our total revenues for those periods. As a result, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

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

Our growth strategy depends in part upon our ability to acquire companies and new product lines. Revenues associated with our acquisitions since 2003 represented approximately 15.4%, 10.1% and 29.4% of our total revenues for the six months ended June 30, 2006 and the years ended December 31, 2005 and 2004, respectively. Future acquisitions will succeed only if we can effectively assess characteristics of potential target companies and product lines, such as:

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

Our three largest customers accounted for 55.1% and 59.1% of our net sales for the six months ended June 30, 2006 and the year ended December 31, 2005, respectively. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory also could adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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

We sell products and operate facilities in numerous countries outside the United States. For the six months ended June 30, 2006 and the year ended December 31, 2005, sales to our international customers comprised approximately 12.4% and 15.0%, respectively, of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers located principally in The People’s Republic of China (“China”) which are subject to the risks normally associated with international operations, including:

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

Goodwill is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill no longer be amortized but instead be periodically evaluated for impairment based on the fair value of the reporting unit. As at June 30, 2006, we have not had any impairment of Goodwill, which is reviewed on a quarterly basis and formally evaluated on an annual basis.

At June 30, 2006, approximately $315.0 million, or 42.5%, of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a further write-down of our goodwill. Reductions in our net income caused by the write-down of goodwill would adversely affect our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Per Share (or Unit)	( c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
4/1/06 - 4/30/06	—	—	—	—
5/1/06 - 5/31/06	13,264 shares (1)	$22.51 (1)	—	—
6/1/06 - 6/30/06	—	—	—	—
Total	13,264 shares (1)	$22.51 (1)	—	—

(1)	Represents shares surrendered by two executive officers to acquire an aggregate of 37,910 shares of common stock in a cashless option exercise.

Item 6. Exhibits

Number	Description

3.1.1	Restated Certificate of Incorporation of the Company(1)
3.1.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company(2)
3.2.1	By-Laws of the Company(1)
3.2.2	Amendment to By-Laws of the Company(3)
4.1	Indenture, dated as of June 9, 2003, by and between the Registrant and Wells Fargo Bank, N.A.(4)
4.2	Form of 4.625% Convertible Senior Note(4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(5)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(5)
32.1	Section 1350 Certification of Chief Executive Officer(5)
32.2	Section 1350 Certification of Chief Financial Officer(5)

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(2)	Filed previously as exhibit 4.1.2 of the Company’s Registration Statement on Form S-3 (Reg. No. 333-74717), filed on March 9, 1999, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003, and incorporated herein by reference.

(5)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: August 4, 2006	By:	/s/ JOEL M. BENNETT
Joel M. Bennett
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Number	Description

3.1.1	Restated Certificate of Incorporation of the Company(1)
3.1.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company(2)
3.2.1	By-Laws of the Company(1)
3.2.2	Amendment to By-Laws of the Company(3)
4.1	Indenture, dated as of June 9, 2003, by and between the Registrant and Wells Fargo Bank, N.A.(4)
4.2	Form of 4.625% Convertible Senior Note(4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(5)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(5)
32.1	Section 1350 Certification of Chief Executive Officer(5)
32.2	Section 1350 Certification of Chief Financial Officer(5)

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(2)	Filed previously as exhibit 4.1.2 of the Company’s Registration Statement on Form S-3 (Reg. No. 333-74717), filed on March 9, 1999, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003, and incorporated herein by reference.

(5)	Filed herewith.