Form 10-Q
period 2006-09-30
JAKKS PACIFIC INC
filed 2006-11-09
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the issuer’s common stock is 27,770,747(as of November 8, 2006).

JAKKS PACIFIC, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
Quarter Ended September 30, 2006

ITEMS IN FORM 10-Q

		Page

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets - December 31, 2005 and September 30, 2006 (unaudited)	2
	Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2005 and 2006 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2006 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Submission of Matters to a Vote of Security Holders	40
Item 5.	Other Information	None
Item 6.	Exhibits	41

Signatures		42
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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2005	September 30, 2006
	(*)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$240,238	$132,966
Accounts receivable, net of allowances for uncollectible accounts of $2,336 and $1,433, respectively	87,199	182,818
Inventory	66,729	86,676
Prepaid expenses and other current assets	17,533	32,515
Deferred income taxes	13,618	12,315
Total current assets	425,317	447,290
Property and equipment
Office furniture and equipment	7,619	8,619
Molds and tooling	26,948	33,779
Leasehold improvements	3,522	4,471
Total	38,089	46,869
Less accumulated depreciation and amortization	25,394	31,136
Property and equipment, net	12,695	15,733
Investment in video game joint venture	10,365	1,936
Goodwill, net	269,298	315,315
Trademarks, net	17,768	19,068
Intangibles and other, net	18,512	55,187
Total assets	$753,955	$854,529
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$50,533	$85,935
Accrued expenses	44,415	48,122
Reserve for sales returns and allowances	25,123	24,838
Income taxes payable	3,792	4,441
Total current liabilities	123,863	163,336
Deferred income taxes	6,446	7,358
Deferred rent liability	995	889
Convertible senior notes	98,000	98,000
Total liabilities	229,304	269,583
Stockholders’ equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 26,944,559 and 27,765,597 shares issued and outstanding, respectively	27	28
Additional paid-in capital	287,356	298,189
Retained earnings	240,057	289,249
Accumulated comprehensive loss	(2,789)	(2,520)
Total stockholders’ equity	524,651	584,946
Total liabilities and stockholders’ equity	$753,955	$854,529

(*)	Derived from audited financial statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2005	2006	2005	2006

Net sales	$233,500	$295,789	$495,266	$527,075
Cost of sales	140,048	182,906	299,529	320,750
Gross profit	93,452	112,883	195,737	206,325
Selling, general and administrative expenses	46,234	54,679	120,229	136,914
Income from operations	47,218	58,204	75,508	69,411
Profit (loss) from video game joint venture	238	(245)	1,541	732
Other expense	(1,401)	—	(1,401)	—
Interest Income	1,386	1,029	3,419	3,530
Interest Expense	(1,135)	(1,133)	(3,402)	(3,400)
Income before provision for income taxes	46,306	57,855	75,665	70,273
Provision for income taxes	13,553	17,356	21,186	21,083
Net income	$32,753	$40,499	$54,479	$49,190
Earnings per share - basic	$1.22	$1.46	$2.04	$1.79
Earnings per share - diluted	$1.05	$1.26	$1.77	$1.57

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30, (Unaudited)
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$54,479	$49,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,344	18,516
Share-based compensation expense	(813)	4,800
Write-off of investment in Chinese joint venture	1,401	—
Loss on disposal of property and equipment	103	7
Deferred income taxes	(4,295)	2,216
Change in operating assets and liabilities:
Accounts receivable	(40,437)	(82,587)
Inventory	(20,418)	(18,241)
Prepaid expenses and other current assets	(1,795)	(14,265)
Investment in video game joint venture	6,207	7,950
Accounts payable	2,856	32,969
Accrued expenses	23,867	8,938
Reserve for sales returns and allowances	4,009	(2,498)
Income taxes payable	19,315	649
Deferred rent liability	—	(105)
Total adjustments	1,344	(41,651)
Net cash provided by operating activities	55,823	7,539
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for net assets acquired, net of cash acquired	(20,610)	(109,842)
Purchase of property and equipment	(5,491)	(7,718)
Sale (purchase) of other assets	92	(151)
Net purchase of marketable securities	19,047	—
Net cash used by investing activities	(6,962)	(117,711)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from stock options exercised	2,968	1,376
Tax benefit from stock options exercised	—	1,218
Net cash provided by financing activities	2,968	2,594
Foreign currency translation adjustment	(320)	306
Net increase (decrease) in cash and cash equivalents	51,509	(107,272)
Cash and cash equivalents, beginning of period	176,544	240,238
Cash and cash equivalents, end of period	$228,053	$132,966
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$7,792	$17,004
Interest	$2,267	$2,266

Non cash investing and financing activity:

In September 2005, two executive officers acquired 215,982 shares of common stock in a cashless option exercise through their surrender of an aggregate of 101,002 shares of restricted stock at a value of $1.7 million. This restricted stock was subsequently retired by the Company.

In February 2006, the Company issued 150,000 shares of its common stock valued at approximately $3.4 million in connection with the acquisition of Creative Designs (see Note 9).

During the nine months ended September 30, 2006, two executive officers surrendered 124,000 shares of restricted stock at a value of $2.8 million to acquire an aggregate of 37,910 shares of common stock in a cashless option exercise and to cover their income taxes due on the 2006 vesting of the restricted shares granted them in 2005. This restricted stock was subsequently retired by the Company.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2006

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

Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and nine months ended September 30, 2005 and 2006 and as of December 31, 2005 and September 30, 2006 are as follows (in thousands):

	Three Months Ended September 30, 2005
	Traditional Toys	Craft/Activities/ Writing Products	Seasonal Products	Pet Products	Total

Net Sales
North America Toys	$186,815	$15,880	$1,268	$—	$203,963
Pet Products	—	—	—	3,514	3,514
International	23,898	2,109	16	—	26,023
	$210,713	$17,989	$1,284	$3,514	$233,500

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers - (continued)

	Three Months Ended September 30, 2006
	Traditional Toys	Craft/Activities/ Writing Products	Seasonal Products	Pet Products	Total
Net Sales
North America Toys	$241,650	$13,103	$8,460	$—	$263,213
Pet Products	—	—	—	6,688	6,688
International	24,438	1,436	14	—	25,888
	$266,088	$14,539	$8,474	$6,688	$295,789

	Nine Months Ended September 30, 2005
	Traditional Toys	Craft/Activities/ Writing Products	Seasonal Products	Pet Products	Total
Net Sales
North America Toys	$363,996	$44,633	$15,201	$—	$423,830
Pet Products (see Note 9)	—	—	—	4,595	4,595
International	62,234	3,343	1,264	—	66,841
	$426,230	$47,976	$16,465	$4,595	$495,266

	Nine Months Ended September 30, 2006
	Traditional Toys	Craft/Activities/ Writing Products	Seasonal Products	Pet Products	Total
Net Sales
North America Toys	$399,173	$39,184	$22,018	$—	$460,375
Pet Products (see Note 9)	—	—	—	13,114	13,114
International	49,564	3,529	493	—	53,586
	$448,737	$42,713	$22,511	$13,114	$527,075

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Operating Income
North America Toys	$41,245	$51,794	$64,904	$61,221
Pet Products	711	1,316	835	1,708
International	5,262	5,094	9,769	6,482
	$47,218	$58,204	$75,508	$69,411

	December 31, 2005	September 30, 2006
Assets
North America Toys	$677,420	$760,416
Pet Products	23,432	19,321
International	53,103	74,792
	$753,955	$854,529

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers - (continued)

The following tables present information about the Company by geographic area as of December 31, 2005 and September 30, 2006 and for the three and nine months ended September 30, 2005 and 2006 (in thousands):

	December 31, 2005	September 30, 2006
Long-lived Assets
United States	$283,350	$338,665
Hong Kong	34,038	65,585
	$317,388	$404,250

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Net Sales by Geographic Area
United States	$198,369	$256,600	$412,547	$453,045
Europe	13,481	10,223	32,889	22,662
Canada	9,108	13,300	15,878	20,409
Hong Kong	6,830	7,607	20,431	12,210
Other	5,712	8,059	13,521	18,749
	$233,500	$295,789	$495,266	$527,075

Major Customers

Net sales to major customers for the three and nine months ended September 30, 2005 and 2006 were as follows (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2006		2005		2006
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales

Wal-Mart	$75,604	32.4%	$78,766	26.6%	$131,545	26.6%	$126,914	24.1%
Toys ‘R’ Us	34,553	14.8%	43,366	14.7	54,831	11.1%	74,361	14.1
Target	21,493	9.2%	38,167	12.9	50,060	10.1%	86,406	16.4
	$131,650	56.4%	$160,299	54.2%	$236,436	47.8%	$287,681	54.6%

Wal-Mart accounts for a large percentage of the toy industry’s sales at retail which is consistent with the proportion of the Company’s sales to Wal-Mart. No customers, other than those listed above, accounted for more than 10% of the Company’s total net sales in the periods presented.

At December 31, 2005 and September 30, 2006, the Company’s three largest customers accounted for approximately 73.0% and 62.1%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and warehouse costs, is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	December 31, 2005	September 30, 2006

Raw materials	$2,679	$7,287
Finished goods	64,050	79,389
	$66,729	$86,676

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

The Company’s reserve for sales returns and allowances amounted to $24.8 million as of September 30, 2006, compared to $25.1 million as of December 31, 2005. The slight decrease was due primarily to certain customers taking their allowances throughout the year, instead of waiting until the beginning of the following calendar year. Additionally, there was a decrease in sales of the Company’s electronic products which typically have higher defective rates than the Company’s other products.

Note 5 — Convertible Senior Notes

In June 2003, the Company sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023 and received net proceeds of approximately $94.4 million. The notes are convertible into shares of the Company’s common stock at an initial conversion price of $20.00 per share and they provide for the cash payment of interest at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year. After June 15, 2010, interest will accrue on the outstanding notes until maturity. At maturity, the Company will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance, unless redeemed or converted earlier.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Convertible Senior Notes (continued)

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

Note 6 — Income Taxes

Provision for income taxes included Federal, state and foreign income taxes at effective tax rates of 28.0% in 2005 and 30.0% in 2006, benefiting from a flat 17.5% tax rate on our income arising in, or derived from, Hong Kong for each of 2005 and 2006. The increase in the effective tax rate in 2006 is due to a greater proportion of taxable income generated in the United States.  As of September 30, 2006, the Company had net deferred tax assets of approximately $5.0 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is more likely than not.

Note 7 — Earnings Per Share

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2005			2006
	Income	Weighted Average Shares	Per-Share	Income	Weighted Average Shares	Per-Share

Earnings per share - basic
Income available to common stockholders	$32,753	26,778	$1.22	$40,499	27,694	$1.46
Effect of dilutive securities
Convertible senior notes	801	4,900		737	4,900
Options and warrants	—	410		—	142
Earnings per share - diluted
Income available to common stockholders plus assumed exercises and conversion	$33,554	32,088	$1.05	$41,236	32,736	$1.26

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Earnings Per Share (continued)

	Nine Months Ended September 30,
	2005			2006
	Income	Weighted Average Shares	Per-Share	Income	Weighted Average Shares	Per-Share

Earnings per share - basic
Income available to common stockholders	$54,479	26,673	$2.04	$49,190	27,514	$1.79
Effect of dilutive securities
Convertible senior notes	2,448	4,900		2,210	4,900
Options and warrants	—	609		—	317
Earnings per share - diluted
Income available to common stockholders plus assumed exercises and conversion	$56,927	32,182	$1.77	$51,400	32,731	$1.57

Basic earnings per share has been computed using the weighted average number of common shares outstanding. Diluted earnings per share has been computed using the weighted average number of common shares and common share equivalents outstanding (which consist of warrants, options and convertible debt to the extent they are dilutive). Potentially dilutive stock options of 690,444 and 668,894 for the three months ended September 30, 2005 and 2006, respectively, were not included in the computation of diluted earning per share as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and to have included them would have been anti-dilutive. Potentially dilutive stock options of 438,195 and 489,940 for the nine months ended September 30, 2005 and 2006, respectively, were not included in the computation of diluted earning per share as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and to have included them would have been anti-dilutive.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 — Common Stock and Preferred Stock

The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.

In January 2006, the Company issued an aggregate of 240,000 shares of restricted stock to two of its executive officers, which vest 50% in each of January 2007 and 2008 subject to acceleration based on the Company achieving certain financial performance criteria, and an aggregate of 28,660 shares of restricted stock to its five non-employee directors, which vest in January 2007, at an aggregate value of approximately $5.6 million. During 2006, the Company also issued 321,878 shares of common stock on the exercise of options for a total of $4.2 million, and 124,000 shares of restricted stock previously received by two executive officers were surrendered at a value of $2.8 million to cover their income taxes due on the 2006 vesting of the restricted shares granted them in 2005. This surrendered restricted stock was subsequently retired by the Company. In February 2006, the Company issued 150,000 shares of its common stock valued at approximately $3.4 million in connection with the acquisition of Creative Designs International, Ltd. and a related Hong Kong company, Arbor Toys Company Limited (collectively “Creative Designs”) (see Note 9). In August 2006, the Company granted and issued an aggregate of 200,000 shares of restricted stock to its employees, which vest over a five-year period, at an aggregate value of approximately $3.4 million, which represents the fair market value at the grant date.

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

On February 9, 2006, the Company acquired substantially all of the assets of Creative Designs. The total initial consideration of $111.2 million consisted of cash paid at closing in the amount of $101.7 million, the issuance of 150,000 shares of the Company’s common stock valued at approximately $3.4 million and the assumption of liabilities in the amount of $6.1 million, and resulted in the recording of goodwill in the amount of $44.5 million. Goodwill represents anticipated synergies to be gained via the combination of Creative Designs with the Company. In addition, the Company agreed to pay an earn-out of up to an aggregate of $20.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. Creative Designs is a leading designer and producer of dress-up and role-play toys. This acquisition expands our product offerings in the girls role-play and dress-up area and brings new product development and marketing talent to us. The Company’s results of operations have included Creative Designs from the date of acquisition.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Business Combinations (continued)

The amount of goodwill from the Creative Designs acquisition that is expected to be deductible for Federal and state income tax purposes is approximately $36.5 million. The total purchase price was allocated based on preliminary studies and valuations performed to the estimated fair value of assets acquired and liabilities assumed. This valuation will be completed by December 31, 2006 and the preliminary allocation may change. The preliminary allocation is set forth in the following table (in thousands):

Estimated fair value of net assets:
Current assets acquired	$15,655
Property and equipment, net	1,235
Other assets	103
Liabilities assumed	(6,081)
Intangible assets other than goodwill	49,688
Goodwill	44,494
$105,094

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Net sales	$322,292	$295,789	$616,503	$539,957
Net income	$41,572	$40,498	$69,615	$50,857
Earnings per share - basic	$1.54	$1.46	$2.57	$1.84
Weighted average shares outstanding - basic	26,928	27,694	27,039	27,611
Earnings per share - diluted	$1.31	$1.26	$2.23	$1.62
Weighted average shares and equivalents outstanding - diluted	32,238	32,736	32,341	32,760

In June 2005, the Company purchased substantially all of the operating assets and assumed certain liabilities relating to the Pet Pal line of pet products, including toys, treats and related pet products. The total initial consideration of $11.2 million consisted of cash paid at closing in the amount of $10.6 million and the assumption of liabilities in the amount of $0.6 million. Goodwill of $4.6 million arose from this transaction, which represents the excess of the purchase price over the fair value of assets acquired less the liabilities assumed. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $25.0 million in cash based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. For the fiscal year ended May 31, 2006, $1.5 million of the earn-out was earned and recorded as goodwill. This acquisition expands the Company’s product offerings and distribution channels. The Company’s results of operations have included Pet Pal from the date of acquisition. Proforma results of operations are not provided since the amounts are not material to the consolidated results of operations.

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
$102,353

Note 10 — Joint Ventures

The Company owns a fifty percent interest in a joint venture with THQ Inc. (“THQ”), a developer, publisher and distributor of interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture has entered into a license agreement with an initial license period expiring December 31, 2009, and a renewal for five years at the option of the joint venture, under which it acquired the exclusive worldwide right to publish WWE themed wrestling video games on all hardware platforms. The Company’s investment is accounted for using the cost method due to the financial and operating structure of the venture and its lack of control over the joint venture. The Company’s basis consists primarily of organizational costs, license costs and recoupable advances and is being amortized over the term of the initial license period. The joint venture agreement provides for the Company to have received guaranteed preferred returns through June 30, 2006 at varying rates of the joint venture’s net sales depending on the cumulative unit sales and platform of each particular game. The preferred return was subject to change after June 30, 2006 and was to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. The parties have not reached an agreement with respect to the preferred return for the Next Distribution Period and the Company anticipates that the reset of the preferred return will be determined through arbitration. The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned, but an estimate of $0.4 million has been used for the quarter ended September 30, 2006 pending the outcome of the arbitration. The Company’s joint venture partner retains the financial risk of the joint venture and is responsible for the day-to-day operations, including development, sales and distribution, for which it is entitled to any remaining profits. In addition, THQ is entitled to receive a preferred return based on the Company’s sale of WWE themed TV Games. The preferred return paid to THQ in the nine month periods ended September 30, 2005 and 2006 was $0.8 million and nominal, respectively.

In the third quarter of 2005, the Company wrote off its $1.4 million investment in a Chinese joint venture to Other Expense on its determination that no future value would be realized.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 — Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows (in thousands):

Balance at beginning of period	$269,298
Goodwill acquired during the period (see Note 9)	44,494
Adjustments to goodwill during the period	1,523
Balance at end of period	$315,315

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

		December 31, 2005			September 30, 2006
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)

Amortized Intangible Assets:
Acquired order backlog	0.5	$—	$—	$—	$1,298	$(1,298)	$—
Licenses	4.3	23,635	(12,082)	11,553	37,825	(19,048)	18,777
Product lines	3.5	17,700	(17,700)	—	17,700	(17,700)	—
Customer relationships	6.1	1,846	(700)	1,146	34,746	(3,647)	31,099
Non-compete/Employment contracts	4.0	2,748	(1,049)	1,699	2,748	(1,576)	1,172
Debt offering costs	20.0	3,705	(477)	3,228	3,705	(616)	3,089
Total amortized intangible assets		49,634	(32,008)	17,626	98,022	(43,885)	54,137
Unamortized Intangible Assets:
Trademarks	indefinite	17,768	N/A	17,768	19,068	N/A	19,068
		$67,402	$(32,008)	$35,394	$117,090	$(43,885)	$73,205

Amortization expense related to limited life intangible assets was $2.3 million and $6.8 million, respectively, for the three and nine months ended September 30, 2005 and $3.8 million and $11.9 million, respectively, for the three and nine months ended September 30, 2006.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Share-Based Payments (continued)

Under the Plan, share-based compensation payments may include the issuance of shares of restricted stock. Beginning in January 2006, the Company’s five non-employee directors are each to receive annual grants of restricted stock at a value of $120,000 (or, for 2006, 5,732 shares per director) which vest after one year. In March 2003, two executive officers of the Company were granted an annual aggregate amount of 240,000 shares of restricted stock which vest over two years subject to acceleration based on the achievement of certain financial performance criteria and may be earned through 2010 based upon the achievement by the Company of certain financial performance criteria and continuing employment. In January 2005 and 2006, respectively, the Company issued 245,000 shares of restricted stock at a value of $5.1 million and 268,660 shares of restricted stock at a value of $5.6 million to two executive officers and five non-employee directors of the Company. In August 2006, the Company granted and issued an aggregate of 200,000 shares of restricted stock to its employees, which vest over a five-year period, at an aggregate value of approximately $3.4 million, which represents the fair market value at the grant date.

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

The Company issued no stock options during the nine months ended September 30, 2006. The amount of share-based compensation expense recognized in the three and nine months ended September 30, 2006 is based on options issued prior to January 1, 2006 and restricted stock issued during the three and nine months ended September 30, 2006, and ultimately expected to vest, and it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Share-Based Payments (continued)

Total share-based compensation expense and related tax benefits recognized for the three and nine months ended September 30, 2006 were $ 0.4 million and $0.1 million, respectively, and $1.4 million and $0.5 million, respectively, relating to stock options and $0.7 million and $0.3 million, respectively, and $3.4 million and $1.3 million, respectively, relating to restricted stock. Stock option activity pursuant to the Plan for the nine months ended September 30, 2006 is summarized as follows:

	Plan Stock Options
	Number of Shares	Weighted Average Exercise Price

Outstanding, December 31, 2005	1,789,106	$16.32
Granted	—	—
Exercised	(321,878)	$10.18
Forfeited	(8,500)	17.23
Outstanding, September 30, 2006	1,458,728	$17.05

As of December 31, 2005, the Company had 245,000 shares of restricted stock outstanding, all of which vested during the first quarter of 2006. In January 2006, the Company issued 268,660 shares of restricted stock, 240,000 of which vest over a two-year period subject to acceleration and 28,660 of which vest over a one-year period. In August 2006, the Company issued an aggregate of 200,000 shares of restricted stock to its employees, which vest over a five-year period. All restricted shares granted during 2006 remain unvested as of September 30, 2006.

The following characteristics apply to the Plan stock options that are fully vested, or expected to vest, as of September 30, 2006:

Number of options outstanding	1,458,728
Weighted-average exercise price	$17.05
Aggregate intrinsic value	$12,042,204
Weighted-average contractual term of options outstanding	3.5 years
Number of options currently exercisable	886,532
Weighted-average exercise of options currently exercisable	$16.01
Aggregate intrinsic value of options currently exercisable	$9,136,611
Weighted-average contractual term of currently exercisable	3.39 years

At and for the nine months ended September 30, 2005, the Company accounted for the Plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Prior to the implementation of FAS 123R, stock-based employee compensation expense was not generally reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123R to stock-based employee compensation for the three and nine months ended September 30, 2005, (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income, as reported	$32,753	$54,479
Add (deduct): Stock-based employee compensation expense (credit) included in reported net income, net of related tax effects	(669)	(1,696)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(816)	(2,016)
Pro forma net income	$31,268	$50,767
Earnings per share:
Basic - as reported	$1.22	$2.04
Basic - pro forma	$1.17	$1.90
Diluted - as reported	$1.05	$1.77
Diluted - pro forma	$1.00	$1.66

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Share-Based Payments (continued

In 2005, the fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: risk-free rate of interest of 4.25%; dividend yield of 0%, with volatility of 55.3%; and expected lives of five years.

Note 14 — Comprehensive Income

The table below presents the components of the Company’s comprehensive income for the three and nine months ended September 30, 2005 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006

Net income	$32,753	$40,499	$54,479	$49,190
Other comprehensive income (loss):
Foreign currency translation adjustment	(105)	130	(288)	269
Comprehensive income	$32,648	$40,629	$54,191	$49,459

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement, which provides guidance for applying the definition of fair value to various accounting pronouncements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will incorporate the guidance in SFAS 157 in our valuation of the CDI acquisition, which valuation will be completed by December 31, 2006.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15 — Recent Accounting Pronouncement (continued)

In September 2006, the FASB also issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 amends SFAS 87, 88, 106, and 132R, and requires employers to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in its statement of financial position. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. SFAS 158 is not applicable to the Company, as it does not have a defined benefit pension plan.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108 ("SAB 108"), Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, that addresses how uncorrected errors in previous years should be considered when quantifying errors in the current year financial statements.  SAB 108 is effective for fiscal years ending November 15, 2006 and, upon adoption, companies are allowed to record the effects as a cumulative-effect adjustment to retained earnings.  The Company will adopt SAB 108 for its fiscal year ending December 31, 2006 and is assessing what impact, if any, the adoption of SAB 108 will have on its financial position and results of operations.

Note 16 — Litigation

In October 2004, the Company was named as a defendant in a lawsuit commenced by WWE (the “WWE Action”). The complaint also named as defendants, among others, the joint venture with THQ Inc., certain of the Company’s foreign subsidiaries and the Company’s three executive officers. The Complaint was amended, the antitrust claims were dismissed and, on grounds not previously considered by the Court, a motion to dismiss the RICO claim, the only remaining basis for federal jurisdiction, was argued and submitted in September 2006. Discovery remains stayed. In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York, alleging damages associated with the facts alleged in the WWE Action (the “Class Action”). They are the subject of a motion to dismiss that has been fully briefed and argument has been scheduled for November 30, 2006. Three shareholder derivative actions have also been filed against the Company, nominally, and against certain of the Company’s Board members (the “Derivative Actions”). The Derivative Actions seek to hold the individual defendants liable for damages allegedly caused to the Company by their actions, and, in one of the Derivative Actions, seeks restitution to the Company of profits, benefits and other compensation obtained by them. These actions are currently stayed or the time to answer has been extended.

The Company received notice from WWE alleging breaches of the video game license in connection with sales of WWE video games in Japan and other countries in Asia. The joint venture has responded that WWE acquiesced in the arrangements, and separately released any claim against the joint venture in connection therewith and accordingly there is no breach of the joint venture’s video game license.

While the joint venture does not believe that WWE has a valid claim, it tendered a protective “cure” of the alleged breaches with a full reservation of rights. WWE “rejected” that cure and reserved its rights. On October 12, 2006, WWE commenced a lawsuit in Connecticut state court against THQ and THQ/JAKKS Pacific LLC (the “LLC”), involving a claim concerning allegedly improper sales of WWE video games in Japan and other countries in Asia. The lawsuit seeks, among other things, a declaration that WWE is entitled to terminate the video game license and monetary damages. THQ and the LLC have stated that they believe the lawsuit is without merit and intend to defend themselves vigorously. However, because this action is in its preliminary stage, no assurance may be given as to the outcome, nor can an estimate be made of the range of the Company’s potential losses, if any.

In connection with the joint venture with THQ (see Note 10), the Company receives its profit through a preferred return based on net sales of the joint venture, which was to be reset as of July 1, 2006. The agreement with THQ provides for the parties to agree on the reset of the preferred return or, if no agreement is reached, for arbitration of the issue. No agreement has been reached and the Company anticipates that the reset of the preferred return will be determined through arbitration. The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned, but an estimate of $0.4 million has been used for the quarter ended September 30, 2006 pending the outcome of the arbitration.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited

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

Critical Accounting Policies and Estimates

Share-Based Payments. We grant restricted stock and options to purchase our common stock to our employees (including officers) and non-employee directors under our 2002 Stock Award and Incentive Plan (“the Plan”), which incorporated our Third Amended and Restated 1995 Stock Option Plan. The benefits provided under the Plan are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-Based Payment.” Effective January 1, 2006, we began to use the fair value method to apply the provisions of FAS 123R with a modified prospective application. The valuation provisions of FAS 123R apply to new awards and to awards that were outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not restated for comparative purposes. Share-based compensation expense recognized on a straight-line basis over the requisite service period under FAS 123R for the three and nine months ended September 30, 2006 was $0.4 and $1.4 million, respectively, relating to stock options, and $0.7 and $3.4 million, respectively, relating to restricted stock. At September 30, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $2.9 million, which is expected to be recognized over a weighted average period of 4.15 years, and $5.7 million related to non-vested restricted stock, which is expected to be recognized over a weighted average period of 2.35 years. Net stock options, after forfeitures and cancellations, granted during the nine months ended September 30, 2005 represented 1.08% of outstanding shares as of the beginning of the fiscal period. Total stock options granted during the nine months ended September 30, 2005 represented 1.35% of outstanding shares as of the end of the fiscal period. There were no stock options granted during the nine months ended September 30, 2006.

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

Recent Developments

On February 9, 2006, we acquired substantially all of the assets of Creative Designs International, Ltd. and a related Hong Kong company, Arbor Toys Company Limited (collectively “Creative Designs”). The total initial consideration of $111.2 million consisted of cash paid at closing in the amount of $101.7 million, the issuance of 150,000 shares of our common stock at a value of approximately $3.4 million and the assumption of liabilities in the amount of $6.1 million. In addition, we agreed to pay an earn-out of up to an aggregate of $20.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. Our preliminary valuation of this acquisition indicates that goodwill of $44.5 million arose from this transaction, which represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill represents anticipated synergies to be gained via the combination of Creative Designs with our Company. Creative Designs is a leading designer and producer of dress-up and role-play toys. This acquisition expands our product offerings in the girls category and brings new product development and marketing talent to us. Our results of operations have included Creative Designs from the date of acquisition.

In June 2005, we purchased substantially all of the operating assets and assumed certain liabilities relating to the Pet Pal line of pet products, including toys, treats and related pet products. The total initial consideration of $11.2 million consisted of cash paid at closing in the amount of $10.6 million and the assumption of liabilities in the amount of $0.6 million. Goodwill of $4.6 million arose from this transaction, which represents the excess of the purchase price over the fair value of the net assets acquired. In addition, we agreed to pay an earn-out of up to an aggregate amount of $25.0 million in cash based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. For the earn-out period ended May 31, 2006, $1.5 million of the earn-out was earned and recorded as goodwill. This acquisition expands our product offerings and distribution channels. Our results of operations have included Pet Pal from the date of acquisition.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.0	61.8	60.5	60.9
Gross profit	40.0	38.2	39.5	39.1
Selling, general and administrative expenses	19.8	18.5	24.2	26.0
Income from operations	20.2	19.7	15.3	13.1
Profit (loss) from video game joint venture	0.1	(0.1)	0.3	0.1
Other expense	(0.6)	—	(0.3)	—
Interest income	0.6	0.3	0.7	0.7
Interest expense	(0.5)	(0.3)	(0.7)	(0.6)
Income before provision for income taxes	19.8	19.6	15.3	13.3
Provision for income taxes	5.8	5.9	4.3	4.0
Net income	14.0%	13.7%	11.0%	9.3%

The following unaudited table summarizes, for the periods indicated, certain income statement data by segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006

Net Sales
North America Toys	$203,963	$263,213	$423,830	$460,375
Pet Products	3,514	6,688	4,595	13,114
International	26,023	25,888	66,841	53,586
	233,500	295,789	495,266	527,075
Cost of Sales
North America Toys	116,934	163,857	249,105	278,760
Pet Products	2,580	3,135	3,402	7,476
International	20,534	15,914	47,022	34,514
	140,048	182,906	299,529	320,750
Gross Margin
North America Toys	87,029	99,356	174,725	181,614
Pet Products	934	3,553	1,193	5,638
International	5,489	9,974	19,819	19,073
	$93,452	$112,883	$195,737	$206,325

Comparison of the Three Months Ended September 30, 2006 and 2005

Net Sales

North America Toys. Net sales of our North America Toys segment were $263.2 million in 2006 compared to $204.0 million in 2005, representing an increase of $59.2 million or 29.0%. The increase in net sales was primarily due to (a) an increase in sales of our (i) Traditional Toy products of $54.8 million, with increases in WWE actions figures and accessories, dolls, Doodle Bear, Speed Stacks and Snugglers, offset in part by decreases in TV Games, wheels products, Care Bears, Cabbage Patch Kids and Sky Dancers and (ii) Seasonal products of $7.2 million, partially offset by (b) decreases in sales of our Crafts and Activities and Writing instruments of $2.8 million. Additionally, our North America Toys net sales included approximately $85.0 million of Creative Designs line of products, which we acquired in February 2006.

Pet Products. Net Sales of our Pet Pal line of products contributed $6.7 million in 2006, compared to $3.5 million in 2005, representing an increase of $3.2 million or 91.4%. The increase is attributable to the growth in sales of this new line of products through our existing distribution channels.

International. Net sales of our International segment were comparable at $25.9 million in 2006, compared to $26.0 million in 2005. The slight decrease in net sales is primarily due to decreases in sales of our Crafts and Activities and Writing instruments of $0.6 million, offset in part by increases in sales of our Traditional Toy products of $0.5 million. Additionally, our International net sales included approximately $4.3 million of Creative Designs line of products, which we acquired in February 2006.

Cost of Sales

North America Toys. Cost of sales of our North America Toys segment was $163.9 million in 2006, compared to $116.9 million in 2005, representing an increase of $47.0 million or 40.2%. The increase primarily consisted of increases in product costs of $43.2 million and royalty expense of $3.3 million, which were in line with the higher volume of sales. Furthermore, royalty expense for the North America Toys segment decreased as a percentage of net sales due to changes in the product mix to more products with lower royalty rates or proprietary products with no royalty rates, from products with higher royalty rates. Product costs as a percentage of sales increased due to the mix of the product sold and sell-through of closeout product. Our depreciation of molds and tools increased by $0.4 million due to new product being developed in this segment.

Pet Products. Cost of sales of our Pet Pal line of products was $3.1 million in 2006, compared to $2.6 million in 2005, representing an increase of $0.5 million or 19.2%. The increase primarily consisted of increases in product costs of $0.2 million and royalty expense of $0.2 million, which were in line with the higher volume of sales. Additionally, our depreciation of molds and tools increased by $0.1 million.

International. Cost of sales of our International segment was $15.9 million in 2006, compared to $20.5 million in 2005, representing a decrease of $4.6 million or 22.4%. The decrease primarily consisted of decreases in product costs of $3.8 million and royalty expense of $0.8 million, which were in line with the lower volume of sales. Furthermore, royalty expense for the International segment decreased as a percentage of net sales due to changes in the product mix to more products with lower royalty rates or proprietary products with no royalty rates, from products with higher royalty rates. Product costs as a percentage of sales also decreased due to the mix of the product sold. Our depreciation of molds and tools was comparable year-over-year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $54.7 million in 2006 and $46.2 million in 2005, constituting 18.5% and 19.8% of net sales, respectively. The overall increase of $8.5 million in such costs was primarily due to the addition of overhead related to the operations of Creative Designs ($7.9 million), increases in product development ($1.3 million), amortization expense related to intangible assets other than goodwill ($1.5 million) and stock-based compensation ($1.7 million), offset in part by decreases in bonus expense ($1.1 million) and other selling expenses ($2.5 million). Increased grants of restricted stock awards to our non-employee directors and the increase in the price of our common stock in 2006 compared to 2005 resulted in stock-based compensation expense of $1.1 million in 2006, compared to a benefit of $0.6 million in 2005. The decrease in direct selling expenses is primarily due to efficiencies gained by closing two third-party warehouses, offset in part by an increase in advertising and promotional expenses of $0.3 million in 2006 in support of several of our product lines. From time to time, we may increase or decrease our advertising efforts, if we deem it appropriate for particular products.

Profit from Video Game Joint Venture

We incurred a loss from our video game joint venture in 2006 in the amount of $0.2 million, as compared to a profit of $0.2 million in 2005, due to the release of a new game in 2005, and no new games in 2006. We accrued an estimate for the preferred return of $0.4 million, pending the outcome of the arbitration between us and THQ (see “Legal Proceedings”). The actual preferred return may differ, but, in any case, the difference is not anticipated to have a material impact on our financial position or statement of income.

Interest Income.

Interest income in 2006 was $1.0 million, as compared to $1.4 million in 2005. The decrease is due lower average cash balances, offset in part by higher interest rates during 2006 compared to 2005.

Interest Expense

Interest expense was $1.1 million for both 2006 and 2005 and relates to our convertible senior notes payable.

Provision for Income Taxes

Provision for income taxes included Federal, state and foreign income taxes at effective tax rates of 29.3% in 2005 and 30.0% in 2006, benefiting from a flat 17.5% tax rate on our income arising in, or derived from, Hong Kong for each of 2005 and 2006. The increase in the effective tax rate in 2006 is due to a greater proportion of taxable income generated in the United States. As of September 30, 2006, we had net deferred tax assets of approximately $5.0 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is more likely than not.

Comparison of the Nine Months Ended September 30, 2006 and 2005

Net Sales

North America Toys. Net sales of our North America Toys segment were $460.4 million in 2006, compared to $423.8 million in 2005, representing an increase of $36.6 million or 8.6%. The increase in net sales was primarily due to (a) an increase in sales of our (i) Traditional Toy products of $35.2 million, with increases in WWE actions figures and accessories, dolls, Doodle Bear, Speed Stacks, Snugglers and Dragonflyz, offset in part by decreases in TV Games, wheels products, Sky Dancers, Care Bears and Cabbage Patch Kids, and (ii) Seasonal products of $6.8 million, partially offset by (b) decreases in sales of our Crafts and Activities and Writing instruments of $5.4 million. Additionally, our North America Toys net sales included approximately $112.3 million of Creative Designs line of products, which we acquired in February 2006.

Pet Products. Net Sales of our Pet Pal line of products, which we acquired in June 2005, were $13.1 million in 2006, compared to $4.6 million in 2005, representing an increase of $8.5 million or 184.8%. The increase is attributable to the growth in sales of this new line of products through our existing distribution channels and having sales for the entire nine months ended September 30, 2006.

International. Net sales of our International segment were $53.6 million in 2006, compared to $66.8 million in 2005, representing a decrease of $13.2 million or 19.8%. The decrease in net sales is primarily due to decreases in sales of our Traditional Toy products of $12.6 million and Seasonal products of $0.8 million, offset in part by increases in sales of our Crafts and Activities and Writing instruments of $0.2 million. Additionally, our International net sales included approximately $8.2 million of Creative Designs line of products, which we acquired in February 2006.

Cost of Sales

North America Toys. Cost of sales of our North America Toys segment was $278.8 million in 2006, compared to $249.1 million in 2005, representing an increase of $29.7 million or 11.9%. The increase primarily consisted of an increase in product costs of $30.7 million, which is in line with the higher volume of sales. Furthermore, royalty expense for the North America Toys segment decreased by $2.0 million and as a percentage of net sales due to changes in the product mix to more products with lower royalty rates or proprietary products with no royalty rates, from products with higher royalty rates. Product costs as a percentage of sales increased due to the mix of the product sold and sell-through of closeout product. Our depreciation of molds and tools increased by $0.9 million due to new product being developed in this segment.

Pet Products. Cost of sales of our Pet Pal line of products, which we acquired in June 2005, was $7.5 million in 2006, compared to $3.4 million in 2005, representing an increase of $4.1 million or 120.6%. The increase primarily consisted of increases in product costs of $3.2 million, royalty expense of $0.7 million, which were in line with the higher volume of sales. Additionally, our depreciation of molds and tools increased by $0.2 million.

International. Cost of sales of our International segment was $34.5 million in 2006, compared to $47.0 million in 2005, representing a decrease of $12.5 million or 26.6%. The decrease primarily consisted of decreases in product costs of $10.6 million and royalty expense of $2.0 million, which were in line with the lower volume of sales. Furthermore, royalty expense for the International segment decreased as a percentage of net sales due to changes in the product mix to more products with lower royalty rates or proprietary products with no royalty rates, from products with higher royalty rates. Product costs as a percentage of sales also decreased due to the mix of the product sold. Our depreciation of molds and tools increased by $0.1 million, which was comparable year-over-year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $136.9 million in 2006 and $120.2 million in 2005, constituting 26.0% and 24.2% of net sales, respectively. The overall increase of $16.7 million in such costs was primarily due to the addition of overhead related to the operations of Creative Designs ($12.7 million), increases in product development ($2.6 million), amortization expense related to intangible assets other than goodwill ($5.1 million) and stock-based compensation ($5.6 million), offset in part by a decrease in other selling expenses ($10.4 million). Increased grants of restricted stock awards to our non-employee directors and the increase in the price of our common stock in 2006 compared to 2005 resulted in stock-based compensation expense of $4.8 million in 2006, compared to a benefit of $0.8 million in 2005. The decrease in direct selling expenses is primarily due to efficiencies gained by closing two third-party warehouses and decreases in sales commission expense ($1.2 million) and advertising and promotional expenses of $5.6 million in 2006 in support of several of our product lines. From time to time, we may increase or decrease our advertising efforts, if we deem it appropriate for particular products.

Profit from Video Game Joint Venture

Profit from our video game joint venture in 2006 was $0.7 million with one new game released, as compared to $1.5 million in 2005 with one new game released, with the overall profit decrease attributable to stronger carryover sales of existing titles in 2005, compared to 2006. For the three months ended September 30, 2006, we accrued an estimate for the preferred return of $0.4 million, pending the outcome of the arbitration between us and THQ (see “Legal Proceedings”). The actual preferred return may differ, but, in any case, the difference is not anticipated to have a material impact on our financial position or statement of income.

Interest Income

Interest income in 2006 was $3.5 million, as compared to $3.4 million in 2005. The moderate increase is due to higher interest rates during 2006 compared to 2005, offset in part by lower average cash balances.

Interest Expense

Interest expense was $3.4 million for both 2006 and 2005 and relates to our convertible senior notes payable.

Provision for Income Taxes

Provision for income taxes included Federal, state and foreign income taxes at effective tax rates of 28.0% in 2005 and 30.0% in 2006, benefiting from a flat 17.5% tax rate on our income arising in, or derived from, Hong Kong for each of 2005 and 2006. The increase in the effective tax rate in 2006 is due to a greater proportion of taxable income generated in the United States. As of September 30, 2006, we had net deferred tax assets of approximately $5.0 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is more likely than not.

Seasonality and Backlog

The retail toy industry is inherently seasonal. Generally, our sales have been highest during the third and fourth quarters, and collections for those sales have been highest during the succeeding fourth and first fiscal quarters. Sales of writing instrument products are likewise seasonal, with sales highest during the second and third quarters, as are our Go Fly a Kite, Funnoodle and Storm outdoor products, which are largely sold in the first and second quarters. Our working capital needs have been highest during the third and fourth quarters.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement, which provides guidance for applying the definition of fair value to various accounting pronouncements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We will incorporate the guidance in SFAS 157 in our valuation of the CDI acquisition, which valuation will be completed by December 31, 2006.

In September 2006, the FASB also issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 amends SFAS 87, 88, 106, and 132R, and requires employers to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in its statement of financial position. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. SFAS 158 is not applicable to us, as we do not have a defined benefit pension plan..

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108 ("SAB 108"), Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, that addresses how uncorrected errors in previous years should be considered when quantifying errors in the current year financial statements.  SAB 108 is effective for fiscal years ending November 15, 2006 and, upon adoption, companies are allowed to record the effects as a cumulative-effect adjustment to retained earnings.  We will adopt SAB 108 for our fiscal year ending December 31, 2006 and are assessing what impact, if any, the adoption of SAB 108 will have on our financial position and results of operations.

Liquidity and Capital Resources

As of September 30, 2006, we had working capital of $284.0 million, compared to $301.5 million as of December 31, 2005. This decrease was primarily attributable to disbursements related to the acquisition of Creative Designs.

Operating activities provided net cash of $7.5 million in 2006, as compared to $55.8 million in 2005. Net cash was used primarily to fund our working capital needs, offset in part by contributions from net income and non-cash charges. Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was comparable at approximately 56 days as of September 30, 2005 and 2006. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of September 30, 2006, we had cash and cash equivalents of $133.0 million.

Our investing activities used net cash of $117.7 million in 2006, as compared to $7.0 million in 2005, consisting primarily of cash paid for the purchase of net assets in the Creative Designs acquisition of $101.7 million, the Play Along earn-out of $6.7 million, the Pet Pal earn-out of $1.5 million and the purchase of office furniture and equipment and molds and tooling of $7.7 million used in the manufacture of our products and other assets. In 2005, our investing activities consisted primarily of cash paid for the Play Along earn-out of $10.0 million, the purchase of net assets in the Pet Pal acquisition and the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products, offset in part by the sale of marketable securities. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 12% payable on net sales of such products. As of September 30, 2006, these agreements required future aggregate minimum guarantees of $40.3 million, exclusive of $25.3 million in advances already paid. Of this $40.3 million future minimum guarantee, $8.4 million is due over the next twelve months.

Our financing activities provided net cash of $2.6 million in 2006, consisting of proceeds from the exercise of stock options and the tax benefit from stock option exercises. In 2005, financing activities provided net cash of $3.0 million, consisting of proceeds from the exercise of stock options.

In October 2004, the American Jobs Creation Act of 2004 was signed into law and created a one-time incentive for U.S. corporations to repatriate undistributed earnings from their international subsidiaries by providing an 85% dividends-received deduction for certain international earnings. The deduction was available to corporations during the tax year that included October 2004, or in the immediately subsequent tax year. In the fourth quarter of 2005, our Board of Directors approved a plan to repatriate to the U.S. $105.5 million in foreign earnings, which was completed in December 2005. The Federal and state income tax expense related to this repatriation was approximately $4.7 million.

In June 2003, we sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023 and received net proceeds of approximately $94.4 million. The notes are convertible into shares of our common stock at an initial conversion price of $20.00 per share. Cash interest is payable at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year. After June 15, 2010, interest will accrue on the outstanding notes until maturity. At maturity, we will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance, unless redeemed or converted earlier.

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

On February 9, 2006, we acquired substantially all of the assets of Creative Designs. The total initial consideration of $111.2 million consisted of $101.7 million in cash paid at closing, the issuance 150,000 shares of our common stock valued at approximately $3.4 million and the assumption of liabilities in the amount of $6.1 million, and resulted in the recording of goodwill in the amount of $44.5 million. Goodwill represents anticipated synergies to be gained via the combination of Creative Designs with our Company. In addition, we agreed to pay an earn-out of up to an aggregate amount of $20.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. Creative Designs is a leading designer and producer of dress-up and role-play toys. This acquisition expands our product offerings in the girls role-play and dress-up area and brings new product development and marketing talent to us. Our results of operations have included Creative Designs from the date of acquisition.

In June 2005, we purchased substantially all of the operating assets and assumed certain liabilities relating to the Pet Pal line of pet products, including toys, treats and related pet products. The total initial consideration of $11.2 million consisted of cash paid at closing in the amount of $10.6 million and the assumption of liabilities in the amount of $0.6 million. Goodwill of $4.6 million arose from this transaction, which represents the excess of the purchase price over the fair value of the net assets acquired. In addition, we agreed to pay an earn-out of up to an aggregate amount of $25.0 million in cash based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. For the fiscal year ended May 31, 2006, $1.5 million of the earn-out was earned and recorded as goodwill. This acquisition expands our product offerings and distribution channels. Our results of operations have included Pet Pal from the date of acquisition.

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

Interest Rate Risk

In June 2003, we issued convertible senior notes payable of $98.0 million with a fixed interest rate of 4.625% per annum, which remain outstanding as of September 30, 2006. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

Foreign Currency Risk

We have wholly-owned subsidiaries in Hong Kong and China. Sales made by the Hong Kong subsidiaries are denominated in U.S. dollars. However, purchases of inventory are typically denominated in Hong Kong dollars and local operating expenses are denominated in the local currency of the subsidiary, thereby creating exposure to changes in exchange rates. Changes in the local currency/U.S. dollar exchange rates may positively or negatively affect our operating results. We do not believe that near-term changes in these exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Hong Kong dollar or Chinese Yuan relative to the U.S. dollar.

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

On April 7, 2006, we sought certification to appeal from the portion of the March 31 Order denying our motion to dismiss the RICO claim on the one ground that was briefed. Shortly thereafter, WWE filed a motion for reargument with respect to the portion of the March 31 Order that dismissed the Sherman Act claim and, alternatively, sought judgment with respect to the Sherman Act claim so that it could pursue an immediate appeal. At a court conference on April 26, 2006 the Court deferred the requests for judgment and for certification and set up briefing schedules with respect to our motion to dismiss the RICO claim, which claim is presently the sole remaining basis for federal jurisdiction, on grounds that were not the subject of the first round of briefing, and our motion to dismiss the action based on the Release that WWE executed. The Court also established a briefing schedule for WWE’s motion for reargument of the dismissal of the Sherman Act claim. These motions were argued and submitted in September 2006. Discovery remains stayed.

In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York: (1) Garcia v. Jakks Pacific, Inc. et al., Civil Action No. 04-8807 (filed on November 5, 2004), (2) Jonco Investors, LLC v. Jakks Pacific, Inc. et al., Civil Action No. 04-9021 (filed on November 16, 2004), (3) Kahn v. Jakks Pacific, Inc. et al., Civil Action No. 04-8910 (filed on November 10, 2004), (4) Quantum Equities L.L.C. v. Jakks Pacific, Inc. et al., Civil Action No. 04-8877 (filed on November 9, 2004), and (5) Irvine v. Jakks Pacific, Inc. et al., Civil Action No. 04-9078 (filed on November 16, 2004) (the “Class Actions”). The complaints in the Class Actions allege that defendants issued positive statements concerning increasing sales of our WWE licensed products which were false and misleading because the WWE licenses had allegedly been obtained through a pattern of commercial bribery, our relationship with the WWE was being negatively impacted by the WWE’s contentions and there was an increased risk that the WWE would either seek modification or nullification of the licensing agreements with us. Plaintiffs also allege that we misleadingly failed to disclose the alleged fact that the WWE licenses were obtained through an unlawful bribery scheme. The plaintiffs in the Class Actions are described as purchasers of our common stock, who purchased from as early as October 26, 1999 to as late as October 19, 2004. The Class Actions seek compensatory and other damages in an undisclosed amount, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by each of the defendants (namely the Company and Messrs. Friedman, Berman and Bennett), and violations of Section 20(a) of the Exchange Act by Messrs. Friedman, Berman and Bennett. On January 25, 2005, the Court consolidated the Class Actions under the caption In re JAKKS Pacific, Inc. Shareholders Class Action Litigation, Civil Action No. 04-8807. On May 11, 2005, the Court appointed co-lead counsels and provided until July 11, 2005 for an amended complaint to be filed; and a briefing schedule thereafter with respect to a motion to dismiss. The motion to dismiss has been fully briefed and argument has been scheduled for November 30, 2006.

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

While the joint venture does not believe that WWE has a valid claim, it tendered a protective “cure” of the alleged breaches with a full reservation of rights. WWE “rejected” that cure and reserved its rights. On October 12, 2006, WWE commenced a lawsuit in Connecticut state court against THQ and THQ/JAKKS Pacific LLC (the “LLC”), involving a claim set forth above concerning allegedly improper sales of WWE video games in Japan and other countries in Asia. The lawsuit seeks, among other things, a declaration that WWE is entitled to terminate the video game license and monetary damages. THQ and the LLC have stated that they believe the lawsuit is without merit and intend to defend themselves vigorously. However, because this action is in its preliminary stage, we cannot assure you as to the outcome, nor can we estimate the range of our potential losses, if any.

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

The outcome of litigation in which we or our videogame joint venture with THQ have been named as defendants is unpredictable and a materially adverse decision in any such matter could have a material adverse affect on our financial position and results of operations.

We and our video game joint venture with THQ are both defendants in litigation matters, as described under “Legal Proceedings” in our periodic reports filed pursuant to the Securities Exchange Act of 1934, including the lawsuits commenced by WWE and the purported securities class action and derivative action claims stemming from one of the WWE lawsuits (see “Legal Proceedings”). These claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in each and all of the litigation matters to which we have been named a party, and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. A materially adverse resolution of any of these lawsuits could have a material adverse affect on our financial position and results of operations.

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

An adverse outcome in the litigation commenced against us and against our video game joint venture with THQ by WWE, or a decline in the popularity of WWE, could adversely impact our interest in that joint venture.

The joint venture with THQ depends entirely on a single license, which gives the venture exclusive worldwide rights to produce and market video games based on World Wrestling Entertainment characters and themes. An adverse outcome against us, THQ or the joint venture in the lawsuit commenced by WWE, or an adverse outcome against THQ or the joint venture in the lawsuit commenced by WWE against THQ and the joint venture (see the first Risk Factor, above, and “Legal Proceedings”), would adversely impact our rights under the joint venture’s single license, which would adversely effect the joint venture’s and our business, financial condition and results of operation.

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

The amount of preferred return that we now receive from the joint venture is subject to change, which could adversely affect our results of operations.

The joint venture agreement provides for us to have received guaranteed preferred returns through June 30, 2006 at varying rates of the joint venture’s net sales depending on the cumulative unit sales and platform of each particular game. The preferred return was subject to change after June 30, 2006 and was to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. The parties have not reached an agreement with respect to the preferred return for the Next Distribution Period and we anticipate that the reset of the preferred return will be determined through arbitration. The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned, but an estimate of $0.4 million has been used for the quarter ended September 30, 2006 pending the outcome of the arbitration.

Any adverse change to the preferred return for the next distribution period as well as the ongoing performance of the joint venture may result in our experiencing reduced net income, which would adversely affect our results of operations.

We may not be able to sustain or manage our rapid growth, which may prevent us from continuing to increase our net revenues.

We have experienced rapid growth in our product lines resulting in higher net sales over the last six years, which was achieved through acquisitions of businesses, products and licenses. For example, revenues associated with companies we acquired since 2003 were approximately $125.0 million, $67.1 million and $168.9 million, for the nine months ended September 30, 2006 and for the years ended December 31, 2005 and 2004, respectively, representing 23.7%, 10.1% and 29.4% of our total revenues for those periods. As a result, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

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

Our growth strategy depends in part upon our ability to acquire companies and new product lines. Revenues associated with our acquisitions since 2003 represented approximately 23.7%, 10.1% and 29.4% of our total revenues for the nine months ended September 30, 2006 and the years ended December 31, 2005 and 2004, respectively. Future acquisitions will succeed only if we can effectively assess characteristics of potential target companies and product lines, such as:

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

Our three largest customers accounted for 54.6% and 59.1% of our net sales for the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory also could adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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

We sell products and operate facilities in numerous countries outside the United States. For the nine months ended September 30, 2006 and the year ended December 31, 2005, sales to our international customers comprised approximately 10.2% and 15.0%, respectively, of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers located principally in The People’s Republic of China (“China”) which are subject to the risks normally associated with international operations, including:

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

Goodwill is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill no longer be amortized but instead be periodically evaluated for impairment based on the fair value of the reporting unit. As at September 30, 2006, we have not had any impairment of Goodwill, which is reviewed on a quarterly basis and formally evaluated on an annual basis.

At September 30, 2006, approximately $315.3 million, or 36.9%, of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a further write-down of our goodwill. Reductions in our net income caused by the write-down of goodwill would adversely affect our results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

We mailed a Proxy Statement on or about August 8, 2006 to our stockholders of record as of July 31, 2006 in connection with our 2006 Annual Meeting of Stockholders, which was held on September 15, 2006 at the Sherwood Country Club, 320 West Stafford Road, Thousand Oaks, California, 91361. At the Meeting, the stockholders voted on two matters, both of which were approved.

The first matter was the election of the members of the Board of Directors. The seven directors elected and the tabulation of the votes (both in person and by proxy) was as follows:

Nominees for Directors	For	Against	Withheld

Jack Friedman	21,372,241	0	801,668
Stephen Berman	21,384,323	0	789,586
Dan Almagor	21,801,938	0	371,971
David Blatte	22,001,691	0	172,218
Robert Glick	21,995,961	0	177,948
Michael Miller	21,996,364	0	177,545
Murray L. Skala	21,154,312	0	1,019,597

There were no broker held non-voted shares represented at the Meeting with respect to this matter.

The second matter upon which the shareholders voted was the proposal to ratify the appointment by the Board of Directors of BDO Seidman, LLP, as our independent certified public accountants for 2006. The tabulation of the votes (both in person and by proxy) was as follows:

For	Against	Abstentions

22,149,090	19,853	4,966

There were no broker held non-voted shares represented at the Meeting with respect to this matter.

Item 6. Exhibits

Number	Description

3.1.1	Restated Certificate of Incorporation of the Company(1)
3.1.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company(2)
3.2.1	By-Laws of the Company(1)
3.2.2	Amendment to By-Laws of the Company(3)
4.1	Indenture, dated as of June 9, 2003, by and between the Registrant and Wells Fargo Bank, N.A.(4)
4.2	Form of 4.625% Convertible Senior Note(4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(5)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(5)
32.1	Section 1350 Certification of Chief Executive Officer(5)
32.2	Section 1350 Certification of Chief Financial Officer(5)

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(2)	Filed previously as exhibit 4.1.2 of the Company’s Registration Statement on Form S-3 (Reg. No. 333-74717), filed on March 9, 1999, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003, and incorporated herein by reference.

(5)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: November 9, 2006	By:	/s/ JOEL M. BENNETT
Joel M. Bennett
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Number	Description

3.1.1	Restated Certificate of Incorporation of the Company(1)
3.1.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company(2)
3.2.1	By-Laws of the Company(1)
3.2.2	Amendment to By-Laws of the Company(3)
4.1	Indenture, dated as of June 9, 2003, by and between the Registrant and Wells Fargo Bank, N.A.(4)
4.2	Form of 4.625% Convertible Senior Note(4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(5)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(5)
32.1	Section 1350 Certification of Chief Executive Officer(5)
32.2	Section 1350 Certification of Chief Financial Officer(5)

(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(2)	Filed previously as exhibit 4.1.2 of the Company’s Registration Statement on Form S-3 (Reg. No. 333-74717), filed on March 9, 1999, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003, and incorporated herein by reference.

(5)	Filed herewith.