Form 10-K
period 2006-12-31
JAKKS PACIFIC INC
filed 2007-03-16
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-28104

JAKKS PACIFIC, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4527222
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

22619 Pacific Coast Highway
Malibu, California	90265
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 456-7799

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value per share	Nasdaq Global Select

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

☐ Large Accelerated Filer             ☒ Accelerated Filer              ☐ Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value per share) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on March 14, 2007 of $23.27) is $629,213,540.

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 28,063,307 (as of March 14, 2007).

Documents Incorporated by Reference
None.

JAKKS PACIFIC, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year ended December 31, 2006

Items in Form 10-K

		Page
	PART I
Item 1.	Business	3
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	None
Item 2.	Properties	19
Item 3.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security Holders	None
	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
Item 6.	Selected Financial Data	24
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 8.	Financial Statements and Supplementary Data	36
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
Item 9A.	Controls and Procedures	62
Item 9B.	Other Information	None
	PART III
Item 10.	Directors, Executive Officers and Corporate Governance	66
Item 11.	Executive Compensation	68
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	79
Item 13.	Certain Relationships and Related Transactions, and Director Independence	81
Item 14.	Principal Accountant Fees and Services	81
	PART IV
Item 15.	Exhibits and Financial Statement Schedules	83
Signatures		85
Certifications

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

PART I

Item 1. Business

In this report, “JAKKS,” the “Company,” “we,” “us” and “our” refer to JAKKS Pacific, Inc. and its subsidiaries.

Company Overview

We are a leading multi-line, multi-brand toy company that designs, produces and markets toys and related products, writing instruments and related products, pet toys, treats and related products and other consumer products. We focus our business on acquiring or licensing well-recognized trademarks and brand names with long product histories (“evergreen brands”). We seek to acquire these evergreen brands because we believe they are less subject to market fads or trends. Our products are typically lower-priced toys and accessories and include:

Traditional Toys

•
Action figures and accessories, including licensed characters, principally based on World Wrestling Entertainment® (“WWE”) and the Dragon Ball® and Pokemon® franchises, and toy vehicles, including Road Champs® die-cast collectibles, Fly Wheels™ and RC Racers & MXS™ toy vehicles and accessories;

•	Electronics products, including Plug It In & Play TV Games™, Vmigo® virtual pet gaming system and Laser Challenge®;

•
Role-play and dress-up products featuring entertainment and consumer products properties such as Disney Princesse®s and Dora the Explorer for girls and Black & Decker® and Pirates of the Caribbean® for boys;

•	Infant and pre-school toys, TV activities and plush toys featuring Care Bears®, Barney® and Doodle Bears®and slumber bags; and

•
Dolls including fashion and mini dolls and related accessories, includes Disney Princess dolls sold to Disney Stores and Disney Parks and Resorts and private label fashion dolls for other retailers, and soft body dolls featuring Cabbage Patch Kids®.

Craft, Activity and Writing Products

•
Craft, activity and stationery products, including Flying Colors® activity sets, compounds, playsets and lunch boxes, and Colorworkshop® craft products such as Blopens®, Vivid Velvet®, and Pentech® writing instruments, stationery and activity products.

Seasonal/Outdoor Products

•	Seasonal and outdoor toys and leisure products, including Go Fly A Kite®, Air Creations®, and other kites, Funnoodle® pool toys, The Storm® water guns and Fly Wheels XPV and Flight™ vehicles; and

•	Junior sports, including Gaksplat™ and The Storm®.

Pet Products

•
Pet products, including toys, treats, beds, clothing and accessories, with licenses used in conjunction with these products, including American Kennel Club® and The Cat Fanciers’ Association™ brands, as well as entertainment properties, among others.

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

In addition to developing our proprietary brands and marks, we license brands such as WWE, Nickelodeon(R), Dora the Explorer, Disney Princesses, Care Bears and Pokemon. Licensing enables us to use these high-profile marks at a lower cost than we would incur if we purchased these marks or developed comparable marks on our own. By licensing marks, we have access to a far greater range of marks than would be available for purchase. We also license technology produced by unaffiliated inventors and product developers to improve the design and functionality of our products.

We have obtained an exclusive worldwide license for our joint venture with THQ Inc. (“THQ”), which develops, publishes and distributes video games based on WWE characters and themes. Since the joint venture’s first title release in 1999, it has released 29 new titles. We have recognized approximately $72.1 million in profit from the joint venture through December 31, 2006. We and the joint venture are named as defendants in lawsuits commenced by WWE, pursuant to which WWE is seeking treble, punitive and other damages (including disgorgement of profits) in an undisclosed amount and a declaration that the video game license with the joint venture and an amendment to our toy licenses with WWE are void and unenforceable (see “Legal Proceedings”).

We sell our products through our in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, toy specialty stores and wholesalers. Our three largest customers are Wal-Mart, Target and Toys ‘R’ Us, which account for approximately 27.5%, 17.6% and 13.6%, respectively, of our net sales in 2006. No other customer accounted for more than 10.0% of our net sales in 2006.

Our Growth Strategy

The execution of our growth strategy has resulted in increased revenues and earnings. In 2005 and 2006, we generated net sales of $661.5 million and $765.4 million, respectively, and net income of $63.5 million and $72.4 million, respectively. Approximately 10.1% and 24.3% of our increased net sales in 2005 and 2006, respectively, were attributable to our acquisitions since 2004. Key elements of our growth strategy include:

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

• Enter New Product Categories. We use our extensive experience in the toy and other consumer product industries to evaluate products and licenses in new product categories and to develop additional product lines. We began marketing licensed classic video games for simple plug-in use with television sets and expanded into slumber bags through the licensing of this category from our current licensors, such as Nickelodeon.

• Pursue Strategic Acquisitions. We intend to supplement our internal growth with selected strategic acquisitions. Most recently, in June 2005, we acquired the assets of Pet Pal Corp. which expanded our offerings and distribution into pet toy, treats and related products, and in February 2006, we acquired the business of Creative Designs International, Ltd., a leading manufacturer of girls’ dress-up and role-play toys.. We will continue focusing our acquisition strategy on businesses or brands that have compatible product lines and offer valuable trademarks or brands.

• Acquire Additional Character and Product Licenses. We have acquired the rights to use many familiar corporate, trade and brand names and logos from third parties that we use with our primary trademarks and brands. Currently, we have license agreements with WWE, Nickelodeon, Disney, and Warner Bros®, as well as with the licensors of the many popular licensed children’s characters previously mentioned, among others. We intend to continue to pursue new licenses from these entertainment and media companies and other licensors. We also intend to continue to purchase additional inventions and product concepts through our existing network of product developers.

• Expand International Sales. We believe that foreign markets, especially Europe, Australia, Canada, Latin America and Asia, offer us significant growth opportunities. In 2006, our sales generated outside the United States were approximately $99.1 million, or 12.9% of total net sales. We intend to continue to expand our international sales by capitalizing on our experience and our relationships with foreign distributors and retailers. We expect these initiatives to continue to contribute to our international growth in 2007.

• Capitalize On Our Operating Efficiencies. We believe that our current infrastructure and operating model can accommodate significant growth without a proportionate increase in our operating and administrative expenses, thereby increasing our operating margins.

The execution of our growth strategy, however, is subject to several risks and uncertainties and we cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales (see “— Risk Factors,” beginning on page 12). For example, our growth strategy will place additional demands on our management, operational capacity and financial resources and systems. The increased demand on management may necessitate our recruitment and retention of qualified management personnel. We cannot assure you that we will be able to recruit and retain qualified personnel or expand and manage our operations effectively and profitably. To effectively manage future growth, we must continue to expand our operational, financial and management information systems and to train, motivate and manage our work force. There can be no assurance that our operational, financial and management information systems will be adequate to support our future operations. Failure to expand our operational, financial and management information systems or to train, motivate or manage employees could have a material adverse effect on our business, financial condition and results of operations.

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

Recent Acquisitions

On February 9, 2006, we acquired substantially all of the assets of Creative Designs International, Ltd. and a related Hong Kong company, Arbor Toys Company Limited (collectively, “Creative Designs”). The total initial consideration of $111.1 million consisted of cash paid at closing in the amount of $101.7 million, the issuance of 150,000 shares of our common stock valued at approximately $3.3 million and the assumption of liabilities in the amount of $6.1 million, and resulted in the recording of goodwill in the amount of $53.6 million. Goodwill represents anticipated synergies to be gained via the combination of Creative Designs with us. In addition, we agreed to pay an earn-out of up to an aggregate of $20.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. For the year ended December 31, 2006, $6.9 million of the earn-out was earned and recorded as goodwill. Creative Designs is a leading designer and producer of dress-up and role-play toys. This acquisition expands our product offerings in the girls role-play and dress-up area and brings new product development and marketing talent to us. Our results of operations have included Creative Designs from the date of acquisition.

In June 2005, we purchased substantially all of the operating assets and assumed certain liabilities relating to the Pet Pal line of pet products, including toys, treats and related pet products. The total initial purchase price of $10.6 million was paid in cash. In addition, we agreed to pay an earn-out of up to an aggregate amount of $25.0 million in cash over the three years ending June 30, 2008 following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. During the year-ended December 31, 2006, $1.5 million of the earn-out was earned and recorded as goodwill. Goodwill of $4.6 million arose from this transaction, which represents the excess of the purchase price over the fair value of assets acquired less the liabilities assumed. This acquisition expands our product offerings and distribution channels. Our results of operation have included Pet Pal from the date of acquisition.

In June 2004, we purchased substantially all of the assets and assumed certain liabilities of Play Along, Inc. and related companies (collectively, “Play Along”). The total initial purchase price of $85.7 million consisted of cash paid in the amount of $70.8 million and the issuance of 749,005 shares of our common stock valued at $14.9 million and resulted in goodwill of $67.8 million. In addition, we agreed to pay an earn-out of up to $10.0 million per year for the three calendar years following the acquisition up to an aggregate amount of $30.0 million based on the achievement of certain financial performance criteria which will be recorded as goodwill when and if earned. For the three years in the period ended December 31, 2006, $10.0 million, $6.7 million and $6.7 million, respectively, of the earn-out was earned and recorded as goodwill. Accordingly, the maximum earn-out for the remaining year ending December 31, 2007 is approximately $6.6 million. Play Along designs and produces traditional toys, which it distributes domestically and internationally. This acquisition expands our product offerings in the pre-school area and brings new product development and marketing talent to us. Our results of operations have included Play Along from the date of acquisition

Industry Overview

According to Toy Industry Association, Inc., the leading toy industry trade group, the United States is the world’s largest toy market, followed by Japan and Western Europe. Total retail sales of toys, excluding video games, in the United States, were approximately $22.3 billion in 2006. We believe the two largest United States toy companies, Mattel and Hasbro, collectively hold a dominant share of the domestic non-video toy market. In addition, hundreds of smaller companies compete in the design and development of new toys, the procurement of character and product licenses, and the improvement and expansion of previously introduced products and product lines. In the United States video game segment, total retail sales of video game software were approximately $12.5 billion in 2006.

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

Products

We focus our business on acquiring or licensing well-recognized trademarks or brand names, and we seek to acquire evergreen brands which are less subject to market fads or trends. Generally, our license agreements for products and concepts call for royalties ranging from 1% to 14% of net sales, and some may require minimum guarantees and advances. Our principal products include:

Traditional Toys

Electronics Products

Our electronic products category includes our Plug it in & Play TV Games, Vmigo virtual pet gaming system and Laser Challenge product line. Our current TV Games™ titles include licenses from Namco®, Disney, Marvel® and Nickelodeon, and feature such games as Dora the Explorer, Disney Princesses, Ms. Pac-Man® and Pac-Man®.

We regularly release new TV Games titles for the pre-school and leisure gamer segments including Wheel of Fortune®, Deal or No Deal®, Sesame Street® and Thomas the Tank®; and in 2006 we introduced TeleStory™ interactive electronic books featuring classic and other well-known stories including Dora the Explorer, Lion King®, Cinderella®, and Winnie the Pooh®, and Vmigo virtual pet gaming system, both of which use our plug-and-play TV technology.

Wheels Division Products

•  Toy and activity vehicles

We internally developed a line of toy wheels and play sets called Fly Wheels that feature scale replicas of popular automobile tires and wheels and skateboard wheels. The wheels are launched from a handle with the pull of a zip cord. We continue to expand on the brand with new introductions.

Our Remco® toy line includes toy and activity vehicles and other toys. We also produce infrared radio controlled vehicles and Mighty Mo’s® toy vehicles. Our toy vehicle line is comprised of a large assortment of rugged die-cast and plastic vehicles that range in size from four- and three- quarter inch to big-wheeled seventeen inch vehicles. The breadth of the line is extensive, with themes ranging from emergency, fire, farm and construction, to racing and jungle adventure.

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

•  Extreme sports die-cast collectibles and toy vehicles and action figures

Our extreme sports offerings include our MXS line of motorcycles with riders, off-road vehicles, personal watercraft, surfboards and skateboards, which are sold individually and with playsets and accessories.

Action Figures and Accessories

We have an extensive toy license with the WWE pursuant to which we have the right, until December 31, 2009, to develop and market a full line of toy products based on the popular WWE professional wrestlers. These wrestlers perform throughout the year at live events that attract large crowds, many of which are broadcast on free and cable television, including pay-per-view specials. We launched this product line in 1996 with various series of 6 inch articulated action figures that have movable body parts. We continually expand and enhance this product line by using technology in the development and in the products themselves. The 6 inch figures currently make up a substantial portion of our overall WWE line, which has since grown to include many other new products including playsets. Our strategy has been to release new figures and accessories frequently to keep the line fresh and relevant to WWE’s television programming, and to retain the interest of the consumers.

We also develop, manufacture and distribute other action figures and action figure accessories including those based on the animated series Dragon Ball Z® and Pokemon®.

Infant and pre-school toys

Our pre-school toys include Care Bears plush and electronic toys, Doodle Bear plush and Cabbage Patch Kids soft body dolls. These products generated a significant amount of net sales in 2006, and we expect that level of sales to continue in 2007.

•  Child Guidance

Our line of pre-school Child Guidance® electronic toys features the character Barney. We also produce a line of licensed TV activity products featuring HIT, Disney and Nickelodeon characters, as well as non-licensed versions. In 2007, we expect to introduce new pre-school foam play products called Gorilla Blocks™.

•  Slumber bags

Our line of children’s indoor slumber bags features Dora the Explorer, SpongeBob SquarePants and Blue’s Clues, in addition to our own proprietary designs.

Fashion Dolls

Fashion and mini dolls and related accessories, includes Disney Princess dolls sold to Disney Stores and Disney Parks and Resorts, and private label fashion dolls for our other retailers. We also expect to market fashion dolls for Disney characters Hannah Montana® and The Cheetah Girls® in 2007.

Craft, Activity and Writing Products

We market products into the toy activity category which contain a broad range of activities, such as make and paint your own characters, jewelry making, art studios, posters, puzzles and other projects. These activities, which feature popular characters, such as Nickelodeon’s Dora the Explorer, among others, have immediate visual appeal and brand recognition. Our product lines also include stationery, back-to-school and office pens, pencils, markers, notebooks and craft products such as Blopens and Vivid Velvet® activities. These products are primarily marketed under our Flying Colors and Pentech brands, in addition to various private label and other brands.

Seasonal/ Outdoor Products

Seasonal/ Outdoor Products

We have a wide range of seasonal toys and outdoor and leisure products. Our Go Fly A Kite product line includes youth and adult kites and a wide array of decorative flags, windsocks, and windwheels. Our Funnoodle pool toys include the basic funnoodle, pool floats and a variety of other pool toys. Our The Storm product line includes water guns, gliders and sport balls. Another outdoor product is our Fly Wheels XPV and Flight, extensions of our popular Fly Wheels vehicle line, incorporating our rip-cord design and patented connector with flying discs and flight-powered foam planes.

Junior Sports Products

Our junior sports products include Gaksplat and Storm, which include a variety of mini sport balls and activity products.

Pet Products

We entered the Pet Products category with our acquisition of Pet Pal, whose products include pet toys, treats, beds, clothes and related pet products. These products are marketed under JPI and licenses include American Kennel Club, The Cat Fanciers’ Association, Bratz®, Disney and Marvel®, as well as numerous other entertainment and consumer product properties.

World Wrestling Entertainment Video Games

In June 1998, we formed a joint venture with THQ, a developer, publisher and distributor of interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture entered into a license agreement with the WWE under which it acquired the exclusive worldwide right to publish WWE video games on all hardware platforms. The term of the license agreement expires on December 31, 2009, and the joint venture has a right to renew the license for an additional five years under various conditions. We and the joint venture are named as defendants in lawsuits commenced by WWE, pursuant to which WWE is seeking treble, punitive and other damages (including disgorgement of profits) in an undisclosed amount and a declaration that the video game license with the joint venture and an amendment to our toy licenses with WWE are void and unenforceable (see “Legal Proceedings”).

The games are designed, developed, manufactured and distributed by or through THQ. THQ arranges for the manufacture of the CD-ROMs and game cartridges used in the various video game platforms under non-exclusive licenses with Sony, Nintendo and Microsoft. No other licenses are required for the manufacture of the personal computer titles.

The joint venture agreement provides for us to have received guaranteed preferred returns through June 30, 2006 at varying rates of the joint venture’s net sales depending on the cumulative unit sales and platform of each particular game. The preferred return was subject to change after June 30, 2006 and was to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. The parties have not reached an agreement with respect to the preferred return for the Next Distribution Period and we anticipate that the reset, if any, of the preferred return will be determined through arbitration. The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned. Based on the same rates as set forth under the original joint venture agreement, an estimated receivable of $13.5 million has been accrued for the six months ended December 31, 2006, pending the resolution of this outstanding issue.

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

The following table presents our results with the joint venture since its inception:

	New Game Titles		Profit from video
	Console Platforms	Hand-held Platforms	game joint venture(1)
			(In millions)
1999	1	1	$3.6
2000	4	1	15.9
2001	1	2	6.7
2002	3	1	8.0
2003	5	—	7.4
2004	2	1	7.9
2005	3	1	9.4
2006	2	1	13.2

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

Sales, Marketing and Distribution

We sell all of our products through our own in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, toy specialty stores and wholesalers. Our three largest customers are Wal-Mart, Target and Toys ‘R’ Us, which accounted for approximately 59.1% of our net sales in 2005 and 58.7% of our net sales in 2006. With the addition of the Pet Pal product line, we began to distribute pet products to key pet supply retailers Petco and Petsmart in addition to many other pet retailers and our existing customers. Except for purchase orders relating to products on order, we do not have written agreements with our customers. Instead, we generally sell products to our customers pursuant to letters of credit or, in some cases, on open account with payment terms typically varying from 30 to 90 days. From time to time, we allow our customers credits against future purchases from us in order to facilitate their retail markdown and sales of slow-moving inventory. We also sell our products through e-commerce sites, including Toysrus.com and Amazon.com.

We contract the manufacture of most of our products to unaffiliated manufacturers located in China. We sell the finished products on a letter of credit basis or on open account to our customers, many of whom take title to the goods in Hong Kong or China. These methods allow us to reduce certain operating costs and working capital requirements. A portion of our sales originate in the United States, so we hold certain inventory in our warehouse and fulfillment facilities. To date, a significant portion of all of our sales has been to domestic customers. We intend to continue expanding distribution of our products into foreign territories and, accordingly, we have:

•	engaged representatives to oversee sales in certain territories,

•	engaged distributors in certain territories,

•	established direct relationships with retailers in certain territories, and

•	expanded in-house resources dedicated to product development and marketing of our lines internally.

Outside of the United States, we currently sell our products primarily in Europe, Australia, Canada, Latin America and Asia. Sales of our products abroad accounted for approximately $99.1 million, or 12.9% of our net sales, in 2006 and approximately $99.1 million, or 15.0% of our net sales, in 2005. We believe that foreign markets present an attractive opportunity, and we plan to intensify our marketing efforts and further expand our distribution channels abroad.

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

We advertise our products in trade and consumer magazines and other publications, market our products at international, national and regional toy, stationery and other specialty trade shows, conventions and exhibitions and carry on cooperative advertising programs with toy and mass market retailers and other customers which include the use of print and television ads and in-store displays. We also produce and broadcast television commercials for several of our product lines, including our WWE action figure line, Fly Wheels, Disney large role playsets, TV Games, Doodle Bears and Cabbage Patch Kids. We may also advertise some of our other products on television, if we expect that the resulting increase in our net sales will justify the relatively high cost of television advertising.

Product Development

Each of our product lines has an in-house manager responsible for product development. The in-house manager identifies and evaluates inventor products and concepts and other opportunities to enhance or expand existing product lines or to enter new product categories. In addition, we create proprietary products to fully exploit our concept and character licenses. Although we do have the capability to create and develop products from inception to production, we generally use third-parties to provide a portion of the sculpting, sample making, illustration and package design required for our products in order to accommodate our increasing product innovations and introductions. Typically, the development process takes from three to nine months from concept to production and shipment to our customers.

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

Safety testing of our products is done at the manufacturers’ facilities by quality control personnel employed by us or by independent third-party contractors engaged by us. Safety testing is designed to meet regulations imposed by federal and state, as well as applicable international, governmental authorities. We also monitor quality assurance procedures for our products for safety purposes. In addition, independent laboratories engaged by some of our larger customers and licensors test certain of our products.

Manufacturing and Supplies

Most of our products are currently produced by overseas third-party manufacturers, which we choose on the basis of quality, reliability and price. Consistent with industry practice, the use of third-party manufacturers enables us to avoid incurring fixed manufacturing costs, while maximizing flexibility, capacity and production technology. Substantially all of the manufacturing services performed overseas for us are paid for on open account with the manufacturers. To date, we have not experienced any material delays in the delivery of our products; however, delivery schedules are subject to various factors beyond our control, and any delays in the future could adversely affect our sales. Currently, we have ongoing relationships with over eighty different manufacturers. We believe that alternative sources of supply are available to us, although we cannot be assured that we can obtain adequate supplies of manufactured products.

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

The principal raw materials used in the production and sale of our toy products are plastics, zinc alloy, plush, printed fabrics, paper products and electronic components, all of which are currently available at reasonable prices from a variety of sources. Although we do not manufacture our products, we own the tools, dies and molds used in the manufacturing process, and these are transferable among manufacturers if we choose to employ alternative manufacturers. Tools, dies and molds represent a substantial portion of our property and equipment with a net book value of $7.5 million in 2005 and $12.6 million in 2006. Substantially all of these assets are located in China.

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

Competition

Competition in the toy industry is intense. Globally, certain of our competitors have greater financial resources, larger sales and marketing and product development departments, stronger name recognition, longer operating histories and benefit from greater economies of scale. These factors, among others, may enable our competitors to market their products at lower prices or on terms more advantageous to customers than those we could offer for our competitive products. Competition often extends to the procurement of entertainment and product licenses, as well as to the marketing and distribution of products and the obtaining of adequate shelf space. Competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations. In each of our product lines we compete against one or both of the toy industry’s two dominant companies, Mattel and Hasbro. In addition, we compete in our Flying Colors and Pentech product categories, with Rose Art (Mega Brands), Hasbro (Play-doh®) and Binney & Smith (Crayola®), and in our toy vehicle lines, with RC2. We also compete with numerous smaller domestic and foreign toy manufacturers, importers and marketers in each of our product categories. Our joint venture’s principal competitors in the video game market are Electronic Arts and Activision.

Seasonality and Backlog

In 2006, approximately 70% of our net sales were made in the third and fourth quarters. Generally, the first quarter is the period of lowest shipments and sales in our business and the toy industry generally and therefore the least profitable due to various fixed costs. Seasonality factors may cause our operating results to fluctuate significantly from quarter to quarter. However, our writing instrument and activity products generally are counter-seasonal to the traditional toy industry seasonality due to the higher volume generally shipped for back-to-school beginning in the second quarter. In addition, our seasonal products are primarily sold in the spring and summer seasons. Our results of operations may also fluctuate as a result of factors such as the timing of new products (and related expenses) introduced by us or our competitors, the advertising activities of our competitors, delivery schedules set by our customers and the emergence of new market entrants. We believe, however, that the low retail price of most of our products may be less subject to seasonal fluctuations than higher priced toy products.

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

Employees

As of March 14, 2007, we employed 702 persons, all of whom are full-time employees, including three executive officers. We employed 393 people in the United States, 241 people in Hong Kong and 68 people in China. We believe that we have good relationships with our employees. None of our employees are represented by a union.

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

Under the majority of our license agreements the licensors have the right to review and approve our use of their licensed products, designs or materials before we may make any sales. If a licensor refuses to permit our use of any licensed property in the way we propose, or if their review process is delayed, our development or sale of new products could be impeded.

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

The joint venture agreement provides for us to have received guaranteed preferred returns through June 30, 2006 at varying rates of the joint venture’s net sales depending on the cumulative unit sales and platform of each particular game. The preferred return was subject to change after June 30, 2006 and was to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. The parties have not reached an agreement with respect to the preferred return for the Next Distribution Period and we anticipate that the reset, if any, of the preferred return will be determined through arbitration. The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned. Based on the same rates as set forth under the original joint venture agreement, an estimated receivable of $13.5 million has been accrued for the six months December 31, 2006, pending the resolution of this outstanding issue.

Any adverse change to the preferred return for the next distribution period as well as the ongoing performance of the joint venture may result in our experiencing reduced net income, which would adversely affect our results of operations.

We may not be able to sustain or manage our rapid growth, which may prevent us from continuing to increase our net revenues.

We have experienced rapid growth in our product lines resulting in higher net sales over the last six years, which was achieved through acquisitions of businesses, products and licenses. For example, revenues associated with companies we acquired since 2004 were approximately $185.6 million and $67.1 million, in 2006 and 2005, respectively, representing 24.3% and 10.1% of our total revenues for those periods. As a result, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

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

Our growth strategy depends in part upon our ability to acquire companies and new product lines. Revenues associated with our acquisitions since 2004 represented approximately 24.3% and 10.1% of our total revenues in 2006 and 2005, respectively. Future acquisitions will succeed only if we can effectively assess characteristics of potential target companies and product lines, such as:

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

Our three largest customers accounted for 58.7% of our net sales in 2006. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory also could adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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

We depend on over eighty third-party manufacturers who develop, provide and use the tools, dies and molds that we own to manufacture our products. However, we have limited control over the manufacturing processes themselves. As a result, any difficulties encountered by the third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our business, financial condition and results of operations.

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

We sell products and operate facilities in numerous countries outside the United States. For the year ended December 31, 2006, sales to our international customers comprised approximately 12.9% of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers located principally in The People’s Republic of China (“China”) which are subject to the risks normally associated with international operations, including:

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

Goodwill is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill no longer be amortized but instead be periodically evaluated for impairment based on the fair value of the reporting unit. As at December 31, 2006, we have not had any impairment of Goodwill, which is reviewed on a quarterly basis and formally evaluated on an annual basis.

At December 31, 2006, approximately $338.0 million, or 38.2%, of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a write-down of our goodwill. Reductions in our net income caused by the write-down of goodwill would adversely affect our results of operations.

Item 2. Properties

The following is a listing of the principal leased offices maintained by us as of March 14, 2007:

Property	Location	Approximate Square Feet	Lease Expiration Date
Domestic
Corporate Office	Malibu, California	29,500	February 28, 2015
Design Center	Malibu, California	16,800	August, 31, 2008
Distribution Center	City of Industry, California	800,000	January 31, 2013
Go Fly A Kite	Clinton, Connecticut	10,300	September 30, 2007
Play Along U.S.	Deerfield Beach, Florida	24,600	December 31, 2007
Creative Designs	Trevose, Pennsylvania	14,700	June 30, 2009
Sales Office / Showroom	New York, New York	14,500	April 30, 2007 (1)
Sales Office / Showroom	New York, New York	11,500	December 30, 2009
Sales Offices	Bentonville, Arkansas	4,400	November 30, 2008
Palatine, Illinois		1,200	Month-to Month
International
JAKKS Hong Kong	Kowloon, Hong Kong	22,900	October 31, 2007 (2)
Play Along Hong Kong	Kowloon, Hong Kong	18,300	May 23, 2007 (2)
JAKKS / Play Along Hong Kong	Kowloon, Hong Kong	36,600	March 31, 2009
Arbor Toys Hong Kong	Kowloon, Hong Kong	19,500	May 31, 2007 (3)
Production Inspection Office	Shanghai, China	1,700	March 31, 2007 (3)
Shenzhen Office	Shenzhen, China	2,900	June 30, 2008

(1)	These premises will be vacated and all personnel and operations are expected to be relocated in April 2007 to new office space in New York which is currently under lease.

(2)	These premises will be vacated and all personnel and operations will be relocated in April 2007 to new office space in Hong Kong which is currently under lease.

(3)	These leases are expected to be renewed on terms comparable to those of the expiring leases.

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

On February 16, 2005, we filed a motion to dismiss the WWE Action. On March 30, 2005, the day before WWE’s opposition to our motion was due, WWE filed an Amended Complaint seeking, among other things, to add the Chief Executive Officer of THQ as a defendant and to add a claim under the Sherman Act. The Court allowed the filing of the Amended Complaint and ordered a two-stage resolution of the viability of the Complaint, with motions to dismiss the federal claims based on certain threshold issues to proceed and all other matters to be deferred for consideration if the Complaint survived scrutiny with respect to the threshold issues. The Court also stayed discovery pending the determination of the motions to dismiss.

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

In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York: (1) Garcia v. Jakks Pacific, Inc. et al., Civil Action No. 04-8807 (filed on November 5, 2004), (2) Jonco Investors, LLC v. Jakks Pacific, Inc. et al., Civil Action No. 04-9021 (filed on November 16, 2004), (3) Kahn v. Jakks Pacific, Inc. et al., Civil Action No. 04-8910 (filed on November 10, 2004), (4) Quantum Equities L.L.C. v. Jakks Pacific, Inc. et al., Civil Action No. 04-8877 (filed on November 9, 2004), and (5) Irvine v. Jakks Pacific, Inc. et al., Civil Action No. 04-9078 (filed on November 16, 2004) (the “Class Actions”). The complaints in the Class Actions allege that defendants issued positive statements concerning increasing sales of our WWE licensed products which were false and misleading because the WWE licenses had allegedly been obtained through a pattern of commercial bribery, our relationship with the WWE was being negatively impacted by the WWE’s contentions and there was an increased risk that the WWE would either seek modification or nullification of the licensing agreements with us. Plaintiffs also allege that we misleadingly failed to disclose the alleged fact that the WWE licenses were obtained through an unlawful bribery scheme. The plaintiffs in the Class Actions are described as purchasers of our common stock, who purchased from as early as October 26, 1999 to as late as October 19, 2004. The Class Actions seek compensatory and other damages in an undisclosed amount, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by each of the defendants (namely the Company and Messrs. Friedman, Berman and Bennett), and violations of Section 20(a) of the Exchange Act by Messrs. Friedman, Berman and Bennett. On January 25, 2005, the Court consolidated the Class Actions under the caption In re JAKKS Pacific, Inc. Shareholders Class Action Litigation, Civil Action No. 04-8807. On May 11, 2005, the Court appointed co-lead counsels and provided until July 11, 2005 for an amended complaint to be filed; and a briefing schedule thereafter with respect to a motion to dismiss. The motion to dismiss has been fully briefed and argument occurred on November 30, 2006. The motion is still pending.

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

While the joint venture does not believe that WWE has a valid claim, it tendered a protective “cure” of the alleged breaches with a full reservation of rights. WWE “rejected” that cure and reserved its rights. On October 12, 2006, WWE commenced a lawsuit in Connecticut state court against THQ and THQ/JAKKS Pacific LLC (the “LLC”), involving a claim set forth above concerning allegedly improper sales of WWE video games in Japan and other countries in Asia. The lawsuit seeks, among other things, a declaration that WWE is entitled to terminate the video game license and monetary damages. A motion to strike one claim was argued on March 12, 2007 and submitted to the Court. Additionally, a schedule has been set, with trial no earlier than October 2008. THQ and the LLC have stated that they believe the lawsuit is without merit and intend to defend themselves vigorously. However, because this action is in its preliminary stage, we cannot assure you as to the outcome, nor can we estimate the range of our potential losses, if any.

Our agreement with THQ provides for payment of a preferred return to us in connection with our joint venture (see Note 10, Joint Ventures). The preferred return is subject to change after June 30, 2006 and is to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. The parties have not reached an agreement with respect to the preferred return for the Next Distribution Period and we anticipate that the reset, if any, of the preferred return will be determined through arbitration. With respect to the matter of the change in the preferred return, we cannot assure you of the outcome.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Select exchange under the symbol “JAKK.” The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock on this exchange.

	Price Range of Common Stock
	High	Low
2005:
First quarter	$23.96	$17.25
Second quarter	21.97	18.38
Third quarter	20.20	15.54
Fourth quarter	23.35	14.80
2006:
First quarter	27.10	19.23
Second quarter	28.50	17.06
Third quarter	20.24	15.26
Fourth quarter	23.38	17.17

Performance Graph

The graph and tables below display the relative performance of our common stock, the Russell 2000 Price Index (the “Russell 2000”) and a peer group index, by comparing the cumulative total stockholder return (which assumes reinvestment of dividends, if any) on an assumed $100 investment in our common stock, the Russell 2000 and the peer group index over the period from January 1, 2002 to December 31, 2006.

In accordance with recently enacted regulations implemented by the Securities and Exchange Commission, we retained the services of an expert compensation consultant. In the performance of its services, such consultant used a peer group index for its analysis of our compensation policies. Certain of the companies included in such peer group index were different from the companies included in the peer group index we used in our proxy statement for 2006. For the sake of consistency, we elected to utilize the new peer group index when preparing the below graph and tables. Our new peer group index (referred to below as “Peer Group II”) includes the following companies: Activision, Inc., Electronic Arts, Inc., EMak Worldwide, Inc., Hasbro, Inc., Leapfrog Enterprises, Inc., Marvel Enterprises, Inc., Mattel, Inc., Russ Berrie and Company, Inc., RC2 Corp., Take-Two Interactive, Inc. and THQ Inc. We believe that these companies represent a cross-section of publicly-traded companies with product lines and businesses similar to our own throughout the comparison period.

The peer group index used by us in last year’s proxy statement (referred to below as “Peer Group”) includes the following companies: Acclaim Entertainment, Inc., EMAK Worldwide, Inc., Mega Brands, Inc., Hasbro, Inc., Mattel, Inc., Russ Berrie and Company, Inc. and RC2 Corp.

The historical performance data presented below may not be indicative of the future performance of our common stock, any reference index or any component company in a reference index.

Annual Return Percentage

	December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006
JAKKS Pacific	(28.92)%	(2.37)%	68.15%	(5.29)%	4.30%
Peer Group	1.30	16.81	1.98	(10.71)	42.28
Peer Group II	(19.83)	77.75	24.09	(10.15)	7.35
Russell 2000	(20.48)	47.25	18.33	4.56	18.35

Indexed Returns

	January 1, 2002	December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006
JAKKS Pacific	$100.00	71.08	69.40	116.69	110.52	115.28
Peer Group	$100.00	101.30	118.33	120.68	107.76	153.32
Peer Group II	$100.00	80.17	142.51	176.84	158.89	170.57
Russell 2000	$100.00	79.52	117.09	138.55	144.87	171.45

Security Holders

To the best of our knowledge, as of March 14, 2007, there were 194 holders of record of our common stock. We believe there are numerous beneficial owners of our common stock whose shares are held in “street name.”

Dividends

We have never paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the growth and development of our business, but may consider implementing a plan to pay cash dividends on our common stock in the future.

Equity Compensation Plan Information

The table below sets forth the following information as of the year ended December 31, 2006 for (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders, if any:

(a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b) the weighted-average exercise price of such outstanding options, warrants and rights;

(c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,462,378	$17.05	1,224,876
Equity compensation plans not approved by security holders	100,000	11.35	—
Total	1,562,378	$16.69	1,224,876

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

	Years Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except per share data)
Consolidated Statement of Income Data:
Net sales	$310,016	$315,776	$574,266	$661,536	$765,386
Cost of sales	180,173	189,334	348,259	394,829	470,592
Gross profit	129,843	126,442	226,007	266,707	294,794
Selling, general and administrative expenses	98,111	113,053	172,282	178,722	202,482
Acquisition shut-down and product recall costs	6,718	2,000	—	—	—
Income from operations	25,014	11,389	53,725	87,985	92,312
Profit from video game joint venture	8,004	7,351	7,865	9,414	13,226
Other expense	—	—	—	(1,401)	—
Interest income	1,258	1,131	2,052	5,183	4,930
Interest expense	(117)1	(2,536)	(4,550)	(4,544)	(4,533)
Income before provision for income taxes and minority interest	34,159	17,335	59,092	96,637	105,935
Provision for income taxes	6,466	1,440	15,533	33,144	33,560
Income before minority interest	27,693	15,895	43,559	63,493	72,375
Minority interest	(237)	—	—	—	—
Net income	$27,930	$15,895	$43,559	$63,493	$72,375
Basic earnings per share	$1.27	$0.66	$1.69	$2.37	$2.66
Basic weighted average shares outstanding	21,963	24,262	25,797	26,738	27,227
Diluted earnings per share	$1.23	$0.66	$1.49	$2.06	$2.30
Diluted weighted average shares and equivalents outstanding	22,747	27,426	31,406	32,193	32,714

In February 2006, we acquired Creative Designs. Also, effective January 1, 2006, we implemented SFAS 123R, which added required share-based compensation expense to be recorded.

In June 2005, we acquired the Pet Pal line of products.

In June 2004, we acquired Play Along.

	At December 31,
	2002	2003	2004	2005	2006
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$68,413	$118,182	$176,544	$240,238	$184,489
Working capital	129,183	232,601	229,543	301,454	280,363
Total assets	408,916	529,997	696,762	753,955	881,894
Long-term debt, net of current portion	60	98,042	98,000	98,000	98,000
Total stockholders’ equity	357,236	377,900	451,485	524,651	609,288

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

Allowance for Doubtful Accounts. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than our historical experience, our estimates of the recoverability of amounts due to us could be overstated, which could have an adverse impact on our operating results.

Revenue Recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions and royalties. We follow very specific and detailed guidelines in measuring revenues; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter.

Long-Lived Assets. We assess the impairment of long-lived assets and goodwill at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	significant negative industry or economic trends.

When we determine that the carrying value of long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net long-lived assets, including goodwill, amounted to $413.8 million as of December 31, 2006.

Reserve Inventory Obsolescence. We value our inventory at the lower of cost or market. We accrue a reserve for obsolete, slow-moving inventory which is based on management’s assessment of all relevant information. We periodically review and adjust our assumptions as circumstances warrant.

Income Allocation for Income Taxes. Our income tax provision and related income tax assets and liabilities are based on actual income as allocated to the various tax jurisdictions based upon our transfer pricing study, US and foreign statutory income tax rates, and tax regulations and planning opportunities in the various jurisdictions in which the Company operates. Significant judgment is required in interpreting tax regulations in the US and foreign jurisdictions, and in evaluating worldwide uncertain tax positions. Actual results could differ materiality from those judgments, and changes in judgments could materially affect our consolidated financial statements.

We accrue a tax reserve for additional income taxes and interest, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based on management’s assessment of all relevant information, and are periodically reviewed and adjusted as circumstances warrant. As of December 31, 2006, our income tax reserves are approximately $10.3 million and relate to the potential income tax audit adjustments, primarily in the areas of income allocation and transfer pricing.

Share-Based Payments. We grant restricted stock and options to purchase our common stock to our employees (including officers) and non-employee directors under our 2002 Stock Award and Incentive Plan (“the Plan”), which incorporated our Third Amended and Restated 1995 Stock Option Plan. The benefits provided under the Plan are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (Revised) (SFAS 123R), Share-Based Payment. Effective January 1, 2006, we began to use the fair value method to apply the provisions of SFAS 123R with a modified prospective application. The valuation provisions of SFAS 123R apply to new awards and to awards that were outstanding on the effective date and subsequently modified, cancelled or became vested. Under the modified prospective application, prior periods are not restated for comparative purposes. Share-based compensation expense recognized on a straight-line basis over the requisite service period under SFAS 123R for the year ended December 31, 2006 was $1.9 million, relating to stock options, and $4.6 million relating to restricted stock. At December 31, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $2.5 million, which is expected to be recognized over a weighted average period of 3.51 years, and $4.5 million related to non-vested restricted stock, which is expected to be recognized over a weighted average period of 2.7 years. Net stock options, after forfeitures and cancellations, granted during the year ended December 31, 2005 represented 1.13% of outstanding shares as of December 31, 2005. There were no stock options granted in 2006.

We estimate the value of share-based awards on the date of grant using the Black-Scholes option-pricing model. Prior to the adoption of SFAS 123R, the estimated value of each share-based award was used for the pro forma information required to be disclosed under SFAS 123. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, cancellations, terminations, risk-free interest rate and expected dividends.

If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ from what we have recorded in the current period. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may differ from the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with SFAS 123R and the Securities and Exchange Commission's Staff Accounting Bulletin No. 107 (SAB 107) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

The guidance in SFAS 123R and SAB 107 is relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

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

Recent Developments

On February 9, 2006, we acquired substantially all of the assets of Creative Designs International, Ltd. and a related Hong Kong company, Arbor Toys Company Limited (collectively, “Creative Designs”). The total initial purchase price of $111.1 million consisted of $101.7 million in cash, 150,000 shares of our common stock at a value of approximately $3.3 million and the assumption of liabilities in the amount of $6.1 million. In addition, we agreed to pay an earn-out of up to an aggregate amount of $20.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. For the year ended December 31, 2006, $6.9 million of the earn-out was earned and recorded as goodwill. Creative Designs is a leading designer and producer of dress-up and role-play toys and was included in our results of operations from the date of acquisition.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	Years Ended December 31,
	2002	2003	2004	2005	2006
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.1	60.0	60.6	59.7	61.5
Gross profit	41.9	40.0	39.4	40.3	38.5
Selling, general and administrative expenses	31.6	35.8	30.0	27.0	26.5
Acquisition shut-down and product recall costs	2.2	0.6	—	—	—
Income from operations	8.1	3.6	9.4	13.3	12.0
Profit from video game joint venture	2.6	2.3	1.4	1.4	1.7
Other expense	—	—	—	(0.2)	—
Interest income	0.4	0.4	0.4	0.8	0.6
Interest expense	—	(0.8)	(0.8)	(0.7)	(0.6)
Income before income taxes	11.1	5.5	10.4	14.6	13.7
Provision for income taxes	2.1	0.5	2.7	5.0	4.4
Net income	9.0%	5.0%	7.7%	9.6%	9.3%

During 2006, we reorganized our business segments to conform to product groups that have become the focus of management review. The following unaudited table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Years Ended December 31,
	2005	2006

Net Sales
Traditional Toys	$568,737	$658,804
Craft/Activity/Writing Products	62,058	52,834
Seasonal/Outdoor Products	20,978	33,694
Pet Products	9,763	20,054
	661,536	765,386
Cost of Sales
Traditional Toys	334,669	410,339
Craft/Activity/Writing Products	39,928	29,044
Seasonal/Outdoor Products	13,957	19,072
Pet Products	6,275	12,137
	394,829	470,592
Gross Margin
Traditional Toys	234,068	248,465
Craft/Activity/Writing Products	22,130	23,790
Seasonal/Outdoor Products	7,021	14,622
Pet Products	3,488	7,917
	$266,707	$294,794

Comparison of the Years Ended December 31, 2006 and 2005

Net Sales

Traditional Toys. Net sales of our Traditional Toys segment were $658.8 million in 2006, compared to $568.7 million in 2005, representing an increase of $90.1 million or 15.8%. The increase in net sales was primarily due to the addition of the Creative Designs line of products, which we acquired in February 2006, with sales of $181.1 million and increases in sales of WWE actions figures and accessories, Doodle Bear, Speed Stacks, Snugglers, Dragonflyz and Trolls, offset in part by decreases in sales of TV Games, wheels products, dolls, Sky Dancers, Care Bears and Cabbage Patch Kids.

Craft/Activity/Writing Products. Net Sales of our Craft/Activity/Writing Products were $52.8 million in 2006, compared to $62.0 million in 2005, representing a decrease of $9.2 million or 14.8%. The decrease in net sales was primarily due to decreases in sales of our Flying Colors activities and our Pentech and Color Workshop writing instruments and related products, offset in part by an increase in sales of our Creepy Crawlers activity sets.

Seasonal/Outdoor Products. Net sales of our Seasonal/Outdoor Products were $33.7 million in 2006, compared to $21.0 million in 2005, representing an increase of $12.7 million or 60.5%. The increase in net sales was primarily due to increases in sales of our Fly Wheels XPV and Flight toys and our Funnoodle pool toys, offset in part by decreases in sales of our Go Fly A Kite and junior sports products.

Pet Products. Net Sales of our Pet Pal line of products, which we acquired in June 2005, were $20.1 million in 2006, compared to $9.8 million in 2005, representing an increase of $10.3 million or 105.1%. The increase is attributable to the growth in sales of this new line of products through our existing distribution channels and having sales for the entire year in 2006.

Cost of Sales

Traditional Toys. Cost of sales of our Traditional Toys segment was $410.3 million in 2006, compared to $334.7 million in 2005, representing an increase of $75.6 million or 22.6%. The increase primarily consisted of an increase in product costs of $68.8 million, which is in line with the higher volume of sales. Furthermore, royalty expense for our Traditional Toys segment decreased by $1.2 million and as a percentage of net sales due to changes in the product mix to more products with lower royalty rates or proprietary products with no royalty rates, from products with higher royalty rates. Product costs as a percentage of sales increased due to the mix of the product sold and sell-through of closeout product. Our depreciation of molds and tools increased by $8.1 million due to new products being sold in this segment.

Craft/Activity/Writing Products. Cost of sales of our Craft/Activity/Writing Products was $29.0 million in 2006, compared to $39.9 million in 2005, representing a decrease of $10.9 million or 27.3%. The decrease primarily consisted of decreases in product costs of $8.6 million and royalty expense of $2.2 million, which were in line with the lower volume of sales. Additionally, our depreciation of molds and tools was comparable year-over-year.

Seasonal/Outdoor Products. Cost of sales of our Seasonal/Outdoor Products segment was $19.1 million in 2006, compared to $14.0 million in 2005, representing an increase of $5.1 million or 36.4%. The increase primarily consisted of increases in product costs of $5.6 million which were in line with the higher volume of sales, partially offset by a decrease in royalty expense of $0.3 million. Furthermore, royalty expense for the Seasonal/Outdoor segment decreased as a percentage of net sales due to changes in the product mix to more products with lower royalty rates or proprietary products with no royalty rates, from products with higher royalty rates. Product costs as a percentage of sales also decreased due to the mix of the product sold. Our depreciation of molds and tools decreased by $0.2 million, which was comparable year-over-year.

Pet Products. Cost of sales of our Pet Pal line of products, which we acquired in June 2005, was $12.1 million in 2006, compared to $6.3 million in 2005, representing an increase of $5.8 million or 92.1%. The increase primarily consisted of increases in product costs of $4.8 million and royalty expense of $0.8 million, which were in line with the higher volume of sales. Additionally, our depreciation of molds and tools increased by $0.3 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $202.5 million in 2006 and $178.7 million in 2005, constituting 26.5% and 27.0% of net sales, respectively. The overall increase of $23.8 million in such costs was primarily due to the addition of overhead related to the operations of Creative Designs ($20.3 million), increases in product development ($2.7 million), amortization expense related to intangible assets other than goodwill ($7.4 million) and stock-based compensation ($3.1 million), offset in part by a decrease in other selling expenses ($12.0 million). Increased grants of restricted stock awards to our non-employee directors and the increase in the price of our common stock in 2006 compared to 2005 resulted in stock-based compensation expense of $6.5 million in 2006, compared to $3.4 million in 2005. The decrease in direct selling expenses is primarily due to efficiencies gained by closing two third-party warehouses, and decreases in sales commission expense of $1.9 million and advertising and promotional expenses of $6.4 million in 2006 in support of several of our product lines. From time to time, we may increase or decrease our advertising efforts, if we deem it appropriate for particular products.

Profit from Video Game Joint Venture

Profit from our video game joint venture in 2006 increased to $13.2 million, as compared to $9.4 million in 2005, due to the strong performance of the three new games released and stronger sales of existing titles in 2006, offset by the reduction of $0.1 million to THQ for their share of profit on our sales of WWE themed TV Games compared to 2005, in which period four new games were released and $0.8 million was earned by THQ for the WWE themed TV Games. The amount of the preferred return we will receive from the joint venture after June 30, 2006 is subject to change (see “Risk Factors” and “World Wrestling Entertainment Video Games”).

Other Expense

Other expense in 2005 of $1.4 million related to the write-off of an investment in a Chinese joint venture. There was no such expense in 2006.

Interest Income

Interest income in 2006 was $4.9 million, as compared to $5.2 million in 2005. This decrease is due to lower average cash balances in 2006 as a result of our acquisition of Creative Designs, offset in part by higher interest rates during 2006 compared to 2005.

Interest Expense

Interest expense in 2006 of $4.5 million related to the convertible senior notes payable was comparable to 2005.

Provision for Income Taxes

Provision for income taxes included Federal, state and foreign income taxes at effective tax rates of 34.3% in 2005 and 31.7% in 2006, benefiting from a flat 17.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong for each of 2005 and 2006. The decrease in the effective tax rate in 2006 is due to the effect, in 2005, of a one-time repatriation of undistributed earnings from our international subsidiaries, which created additional taxes in 2005 on 15% of the dividends received. As of December 31, 2006, we had net deferred tax assets of approximately $8.2 million for which an allowance of $0.9 million has been provided since, in the opinion of management, realization of this portion of the future benefit is uncertain.

Comparison of the Years Ended December 31, 2005 and 2004

Net Sales. Net sales were $661.5 million in 2005 compared to $574.3 million in 2004, representing an increase of $87.2 million or 15.2%. The increase in net sales was primarily due to an increase in sales of our Traditional Toy products of $71.9 million, which includes the addition of $54.8 million in sales from product lines acquired in our acquisition of Play Along, Inc. and related companies (collectively, “Play Along”), and increases in WWE action figures and accessories, wheels products, Cabbage Patch Kids, Doodle Bear® and Sky Dancers®, offset in part by decreases in TV Games, dolls, other action figures and Care Bears and Teletubbies products; and an increase in International sales of $30.7 million, including increases in sales of TV Games, action figures and wheels product. The net increase in net sales was partially offset by decreases in sales of our Crafts and Activities and Writing instruments of $19.1 million and our Seasonal products of $5.5 million. Our Funnoodle line was adversely impacted by competition at retail in 2005. We have secured alternate sources of manufacturing for the Funnoodle products resulting in lower costs which we expect will enable us to expand distribution of this product line in 2006. Additionally, net sales in 2005 included approximately $9.8 million of Pet Pal products.

With the addition of Creative Designs in 2006 and our other on-going initiatives in product development and marketing, we believe that the increased level of net sales of Traditional Toys should continue throughout 2006. (See “Forward Looking Information”).

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

Interest, Income. Interest income increased due to higher average cash balances and higher interest rates during 2005 compared to 2004.

Interest Expense. Interest expense in 2005 of $4.5 million related to the convertible senior notes payable was comparable to 2004.

Provision for Income Taxes. Provision for income taxes included Federal, state and foreign income taxes at effective tax rates of 26.3% in 2004 and 34.3% in 2005, benefiting from a flat 17.5% Hong Kong Corporation Tax on our income arising in, or derived from, Hong Kong for each of 2004 and 2005. The increase in the effective tax rate in 2005 is due to a greater proportion of taxable income generated in the United States. As of December 31, 2005, we had net deferred tax assets of approximately $7.2 million for which no allowance has been provided since, in the opinion of management, realization of the future benefit is probable. In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act created a one-time incentive for U.S. corporations to repatriate undistributed earnings from their international subsidiaries by providing an 85% dividends-received deduction for certain international earnings. The deduction was available to corporations during the tax year that included October 2004, or in the immediately subsequent tax year. In the fourth quarter of 2005, our Board of Directors approved a plan to repatriate $105.5 million in foreign earnings, which was completed in December 2005. The Federal and state income tax expense related to this repatriation was approximately $5.4 million.

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
	2004				2005				2006
	First	Second	Third	Fourth	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Net sales	73,986	109,395	206,083	184,802	134,676	127,091	233,500	166,269	107,244	124,041	295,789	238,312
As a % of full year	12.9%	19.0%	35.9%	32.2%	20.4%	19.2%	35.3%	25.1%	14.0%	16.2%	38.6%	31.1%
Gross profit	30,466	41,281	81,801	72,459	54,212	48,073	93,452	70,970	44,163	49,280	112,883	88,468
As a % of full year	13.5%	18.3%	36.2%	32.1%	20.3%	18.0%	35.0%	26.6%	15.0%	16.7%	38.3%	30.0%
As a % of net sales	41.2%	37.7%	39.7%	39.2%	40.3%	37.8%	40.0%	42.7%	41.2%	39.7%	38.2%	37.1%
Income (loss) from operations	4,885	8,321	29,915	10,604	13,675	14,614	47,218	12,478	2,244	8,963	58,204	22,901
As a % of full year	9.1%	15.5%	55.7%	19.7%	15.5%	16.6%	53.7%	14.2%	2.4%	9.7%	63.1%	24.8%
As a % of net sales	6.6%	7.6%	14.5%	5.7%	10.2%	11.5%	20.2%	7.5%	2.1%	7.2%	19.7%	9.6%
Income before income taxes and minority interest	4,764	7,637	30,042	16,649	13,627	15,732	46,306	20,972	3,283	9,135	57,855	35,662
As a % of net sales	6.4%	7.0%	14.6%	9.0%	10.1%	12.4%	19.8%	12.6%	3.1%	7.4%	19.6%	15.0%
Net income	3,791	6,004	23,255	10,508	10,084	11,642	32,753	9,014	2,331	6,361	40,499	23,184
As a % of net sales	5.1%	5.5%	11.3%	5.7%	7.5%	9.2%	14.0%	5.4%	2.2%	5.1%	13.7%	9.7%
Diluted earnings per share	$0.15	$0.22	$0.76	$0.36	$0.34	$0.39	$1.05	$0.29	$0.09	$0.22	$1.26	$0.73
Weighted average shares and equivalents outstanding	30,676	31,123	31,919	31,855	32,256	32,229	32,088	32,197	32,617	32,790	32,736	32,803

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

During the fourth quarter of 2005, we recorded a non-cash charge, which impacted net income, of $3.6 million for restricted stock, and we repatriated $105.5 million from our Hong Kong subsidiaries which resulted in incremental income tax expense of $5.4 million and reduced net income.

Recent Accounting Standards

In July 2006, the FASB issued Final Interpretation No. (“FIN”) 48, Accounting for Uncertainly in Income Taxes, an Interpretation of SFAS 109, which clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax position are recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 excludes income taxes from the scope of SFAS 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the consolidated balance sheets prior to the adoption of FIN 48 and the amounts reported after adoption are accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings upon adoption of FIN 48. FIN 48 also requires that amounts recognized in the balance sheet related to uncertain tax positions be classified as a current or non-current liability, based upon the timing of the ultimate payment to a taxing authority. We will adopt FIN 48 as of January 1, 2007 and are in the process of finalizing the effect FIN 48 will have on our financial statements. Under the guidance of FIN 48, management estimates that our income tax reserve may increase by approximately $15.0 million to $25.0 million, which is subject to revision when management completes an analysis of the impact of FIN 48. As required by FIN 48, upon adoption on January 1, 2007, this difference will be recorded in retained earnings as a cumulative effect adjustment.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS 157 to have a material impact on our results of operations and financial position.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for us as of January 1, 2008 and we do not expect the adoption of SFAS 159 to have a material effect on our operating results or financial position.

Liquidity and Capital Resources

As of December 31, 2006, we had working capital of $280.4 million, as compared to $301.5 million as of December 31, 2005. This decrease was primarily attributable to cash used in connection with the acquisition of Creative Designs, partially offset by cash provided by our operating results.

Operating activities provided net cash of $63.7 million in the year ended December 31, 2006, as compared to $71.1 million in 2005. Net cash was provided primarily by net income of 72.4 million, non-cash charges and changes in working capital. Accounts receivable turnover as measured by days sales outstanding in accounts receivable increased from approximately 52 days as of December 31, 2005 to approximately 57 days as of December 31, 2006 primarily due to a shift in sales from FOB China to domestic sales origin, which carry longer payment terms, and the timing of sales where a greater percentage of the last quarter sales occurred at the end of the quarter. Other than open purchase orders, issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of December 31, 2006, we had cash and cash equivalents of $184.5 million.

Our investing activities used cash of $121.9 million in the year ended December 31, 2006, as compared to $9.5 million in 2005, consisting primarily of the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products, and the goodwill and other intangible assets acquired in the acquisition of Creative Designs, plus the $6.7 million in goodwill relating to the earn-out of Play Along, $1.5 million in goodwill relating to the earn-out of Pet Pal and the purchase of marketable securities. In 2005, our investing activities consisted primarily of the purchase of molds and tooling used in the manufacture of our products and the goodwill and other intangible assets acquired in the acquisition of Pet Pal, plus the $10.0 million in goodwill relating to the earn-out of Play Along, partially offset by the sale of marketable securities of $19.0 million. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 14% payable on net sales of such products. As of December 31, 2006, these agreements required future aggregate minimum guarantees of $47.4 million, exclusive of $20.4 million in advances already paid. We do not have any significant capital expenditure commitments as of December 31, 2006.

Our financing activities provided net cash of $3.1 million in the year ended December 31, 2006, as compared to $3.2 million in 2005. In 2006, cash was primarily provided from the exercise of stock options and the tax benefit from stock options exercised. In 2005, cash was primarily provided from the exercise of stock options.

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 31, 2006 and is based on information appearing in the notes to the consolidated financial statements (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt	$—	$—	$—	$—	$—	$98,000	$98,000
Operating leases	8,146	6,964	5,383	4,633	4,548	7,729	37,403
Minimum guaranteed license/royalty payments	20,722	15,760	6,366	3,358	—	1,145	47,351
Employment contracts	6,585	3,986	2,734	2,280	—	—	15,585
Total contractual cash obligations	$35,453	$26,710	$14,483	$10,271	$4,548	$106,874	$198,339

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act created a one-time incentive for U.S. corporations to repatriate undistributed earnings from their international subsidiaries by providing an 85% dividends-received deduction for certain international earnings. The deduction was available to corporations during the tax year that included October 2004, or in the immediately subsequent tax year. In the fourth quarter of 2005, our Board of Directors approved a plan to repatriate $105.5 million in foreign earnings, which was completed in December 2005. The Federal and state income tax expense related to this repatriation was approximately $5.4 million.

In June 2004, we purchased substantially all of the assets and assumed certain liabilities of Play Along. The total initial purchase price of $85.7 million consisted of cash paid in the amount of $70.8 million and the issuance of 749,005 shares of our common stock valued at $14.9 million. In addition, we agreed to pay an earn-out of up to $10.0 million per year for the four calendar years following the acquisition up to an aggregate amount of $30.0 million based on the achievement of certain financial performance criteria which will be recorded as goodwill when and if earned. For the three years in the period ended December 31, 2006, $10.0 million, $6.7 million and $6.7 million, respectively, of the earn-out was earned and recorded as goodwill. Accordingly, the maximum earn-out remaining for the year ending December 31, 2007 is approximately $6.6 million. Our results of operations have included Play Along from the date of acquisition.

In October 2004, we were named as a defendant in a lawsuit commenced by WWE (the “WWE Action”). The complaint also named as defendants, among others, the joint venture with THQ Inc., certain of our foreign subsidiaries and our three executive officers. In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York, alleging damages associated with the facts alleged in the WWE Action. Three shareholder derivative actions have also been filed against us, nominally, and against certain of our Board members (the “Derivative Actions”). The Derivative Actions seek to hold the individual defendants liable for damages allegedly caused to our Company by their actions, and, in one of the Derivative Actions, seeks restitution to our Company of profits, benefits and other compensation obtained by them. In October 2006, WWE commenced a lawsuit against THQ and the joint venture concerning allegedly improper sales of WWE video games in Japan and other countries in Asia, seeking among other things, a declaration that WWE is entitled to terminate its video games license with the joint venture and monetary damages. See “Legal Proceedings.”

In June 2005, we purchased substantially all of the operating assets and assumed certain liabilities relating to the Pet Pal line of pet products, including toys, treats and related pet products. The total initial purchase price of $10.6 million was paid in cash. In addition, we agreed to pay an earn-out of up to an aggregate amount of $25.0 million in cash over the three years ending June 30, 2008 following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. During the year ended December 31, 2006, $1.5 million of the earn-out was earned and recorded as goodwill. Goodwill of $4.6 million arose from this transaction, which represents the excess of the purchase price over the fair value of assets acquired less liabilities assumed. This acquisition expands our product offerings and distribution channels. Our results of operations have included Pet Pal from the date of acquisition.

On February 9, 2006, we acquired substantially all of the assets of Creative Designs. The total initial purchase price of $111.1 million consisted of $101.7 million in cash, 150,000 shares of our common stock at a value of approximately $3.3 million and the assumption of liabilities in the amount of $6.1 million. In addition, we agreed to pay an earn-out of up to an aggregate amount of $20.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. For the year ended December 31, 2006, $6.9 million of the earn-out was earned and recorded as goodwill. Creative Designs is a leading designer and producer of dress-up and role-play toys and is included in our results of operations from the date of acquisition.

In June 2003, we sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023. The notes may be converted into shares of our common stock at an initial conversion price of $20.00 per share, or 50 shares per note, subject to certain circumstances. The notes may be converted in each quarter subsequent to any quarter in which the closing price of our common stock is at or above a prescribed price for at least 20 trading days in the last 30 trading day period of the quarter. The prescribed price for the conversion trigger is $24.00 through June 30, 2010, and increases nominally each quarter thereafter. Cash interest is payable at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year, commencing on December 15, 2003. After June 15, 2010, interest will accrue at the same rate on the outstanding notes until maturity. At maturity, we will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance, unless redeemed or converted earlier. The notes were not convertible as of December 31, 2006.

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

We believe that our cash flows from operations and cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. We intend to finance our long-term liquidity requirements out of net cash provided by operations and cash and cash equivalents. As of December 31, 2006, we do not have any off-balance sheet arrangements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of December 31, 2006, we have not used derivative instruments or engaged in hedging activities to minimize our market risk.

Interest Rate Risk

In June 2003, we issued convertible senior notes payable of $98.0 million with a fixed interest rate of 4.625% per annum, which remain outstanding as of December 31, 2006. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

Foreign Currency Risk

We have wholly-owned subsidiaries in Hong Kong and China. Sales are made by these operations on FOB China or Hong Kong terms and are denominated in U.S. dollars. However, purchases of inventory and Hong Kong operating expenses are typically denominated in Hong Kong dollars and local operating expenses in China are denominated in local currency, thereby creating exposure to changes in exchange rates. Changes in the Chinese Yuan or Hong Kong dollar/U.S. dollar exchange rates may positively or negatively affect our gross margins, operating income and retained earnings. A gain in Hong Kong dollars gave rise to the other comprehensive loss in the balance sheet at December 31, 2006. The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to US$1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. We do not believe that near-term changes in these exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Hong Kong dollar or Chinese Yuan.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JAKKS Pacific, Inc.
Malibu, California

We have audited the accompanying consolidated balance sheet of JAKKS Pacific, Inc. (the “Company”) as of December 31, 2006 and the related consolidated statements of income, other comprehensive income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JAKKS Pacific, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

Los Angeles, California
March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
JAKKS Pacific, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of JAKKS Pacific, Inc. and Subsidiaries (Company) as of December 31, 2005, and the related consolidated statements of operations, other comprehensive income, stockholders’ equity, and cash flows and the financial statement schedule for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of JAKKS Pacific, Inc. and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF
PKF Certified Public Accountants A Professional Corporation

Los Angeles, California
February 13, 2006

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2006
	(In thousands, except
	share data)
Assets
Current assets
Cash and cash equivalents	$240,238	$184,489
Marketable securities	—	210
Accounts receivable, net of allowance for uncollectible accounts of $2,336 and $1,206, respectively	87,199	153,116
Inventory	66,729	76,788
Deferred income taxes	13,618	10,592
Prepaid expenses and other	17,533	26,543
Total current assets	425,317	451,738
Property and equipment
Office furniture and equipment	7,619	8,299
Molds and tooling	26,948	36,600
Leasehold improvements	3,522	4,882
Total	38,089	49,781
Less accumulated depreciation and amortization	25,394	32,898
Property and equipment, net	12,695	16,883
Intangibles and other, net	18,512	40,833
Investment in video game joint venture	10,365	14,873
Goodwill, net	269,298	337,999
Trademarks, net	17,768	19,568
Total assets	$753,955	$881,894
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$50,533	$65,574
Accrued expenses	44,415	54,664
Reserve for sales returns and allowances	25,123	32,589
Income taxes payable	3,792	18,548
Total current liabilities	123,863	171,375
Convertible senior notes	98,000	98,000
Deferred rent liability	995	854
Deferred income taxes	6,446	2,377
Total liabilities	229,304	272,606
Commitments and contingencies
Stockholders’ equity
Preferred shares, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 26,944,559 and 27,776,947 shares issued and outstanding, respectively	27	28
Additional paid-in capital	287,356	300,255
Retained earnings	240,057	312,432
Accumulated other comprehensive loss	(2,789)	(3,427)
Total stockholders’ equity	524,651	609,288
Total liabilities and stockholders’ equity	$753,955	$881,894

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2004	2005	2006
	(In thousands, except per share amounts)
Net sales	$574,266	$661,536	$765,386
Cost of sales	348,259	394,829	470,592
Gross profit	226,007	266,707	294,794
Selling, general and administrative expenses	172,282	178,722	202,482
Income from operations	53,725	87,985	92,312
Profit from video game joint venture	7,865	9,414	13,226
Other expense	—	(1,401)	—
Interest income	2,052	5,183	4,930
Interest expense	(4,550)	(4,544)	(4,533)
Income before provision for income taxes	59,092	96,637	105,935
Provision for income taxes	15,533	33,144	33,560
Net income	$43,559	$63,493	$72,375
Basic earnings per share	$1.69	$2.37	$2.66
Basic weighted number of shares	25,797	26,738	27,227
Diluted earnings per share	$1.49	$2.06	$2.30
Diluted weighted number of shares	31,406	32,193	32,714

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

	Years Ended December 31,
	2004	2005	2006
	(In thousands)
Other comprehensive income:
Net income	$43,559	$63,493	$72,375
Foreign currency translation adjustment	(1,398)	(1,042)	(638)
Other comprehensive income	$42,161	$62,451	$71,737

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands)

					Deferred
					Compensation	Accumulated
	Common Stock		Additional		From	Other	Total
	Number		Paid-in	Retained	Restricted	Comprehensive	Stockholders’
	of Shares	Amount	Capital	Earnings	Stock Grants	Loss	Equity
Balance, December 31, 2003	24,927	$25	$246,008	$133,005	$(789)	$(349)	$377,900
Exercise of options	192	—	1,699	—	—	—	1,699
Stock option income tax benefit	—	—	739	—	—	—	739
Restricted stock grants	340	—	7,487	—	789	—	8,276
Compensation for fully vested stock options	—	—	5,365	—	—	—	5,365
Issuance of common stock for Play Along	749	1	14,850	—	—	—	14,851
Issuance of common stock for Kidz Biz earn-out	26	—	494	—	—	—	494
Net income	—	—	—	43,559	—	—	43,559
Foreign currency translation adjustment	—	—	—	—	—	(1,398)	(1,398)
Balance, December 31, 2004	26,234	26	276,642	176,564	—	(1,747)	451,485
Exercise of options	567	1	4,872	—	—	—	4,873
Stock option income tax benefit	—	—	4,119	—	—	—	4,119
Restricted stock grants	245	—	5,130	—	—	—	5,130
Compensation for fully vested stock options	—	—	(1,706)	—	—	—	(1,706)
Retirement of common stock	(101)	—	(1,701)	—	—	—	(1,701)
Net income	—	—	—	63,493	—	—	63,493
Foreign currency translation adjustment	—	—	—	—	—	(1,042)	(1,042)
Balance, December 31, 2005	26,945	27	287,356	240,057	—	(2,789)	524,651
Exercise of options	333	—	4,382	—	—	—	4,382
Stock option income tax benefit	—	—	1,509	—	—	—	1,509
Restricted stock grants	473	1	4,579	—	—	—	4,580
Compensation for fully vested stock options	—	—	1,902	—	—	—	1,902
Retirement of common stock	(124)	—	(2,798)	—	—	—	(2,798)
Issuance of common stock for Creative Designs	150	—	3,325	—	—	—	3,325
Net income	—	—	—	72,375	—	—	72,375
Foreign currency translation adjustment	—	—	—	—	—	(638)	(638)
Balance, December 31, 2006	27,777	$28	$300,255	$312,432	$—	$(3,427)	$609,288

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2005	2006
	(In thousands)
Cash flows from operating activities
Net income	$43,559	$63,493	$72,375
Adjustments to reconcile net income to net cash provided by operating activities Depreciation and amortization	21,518	15,527	26,166
Share-based compensation expense	13,641	3,424	6,482
Acquisition earn-out	494	—	—
Investment in video game joint venture	(719)	(548)	(5,147)
Loss on disposal of property and equipment	1,096	104	48
Write-off of investment in Chinese Joint Venture	—	1,401	—
Changes in operating assets and liabilities Accounts receivable	(4,333)	16,697	(52,885)
Inventory	784	(13,272)	(8,352)
Prepaid expenses and other	(3,613)	1,088	(8,293)
Accounts payable	19,192	(9,437)	12,608
Accrued expenses	19,742	(1,915)	1,882
Income taxes payable	5,945	(2,936)	14,756
Reserve for sales returns and allowances	13,289	1,732	5,253
Deferred rent liability	—	995	(140)
Deferred income taxes	795	(5,292)	(1,043)
Total adjustments	87,831	7,568	(8,665)
Net cash provided by operating activities	131,390	71,061	63,710
Cash flows from investing activities
Purchases of property and equipment	(5,917)	(8,270)	(11,204)
Purchases of other assets	(26,863)	118	(655)
Cash paid for net assets	(41,438)	(20,362)	(109,845)
Net (purchases) sales of marketable securities	967	19,047	(210)
Net cash used by investing activities	(73,251)	(9,467)	(121,914)
Cash flows from financing activities
Proceeds from stock options exercised (net of cash-less exercises of $1.7 million and $2.8 million in 2005 and 2006, respectively)	1,682	3,173	1,584
Tax benefit from stock options exercised	—	—	1,509
Repayments of debt	(61)	—	—
Net cash provided by financing activities	1,621	3,173	3,093
Foreign currency translation adjustment	(1,398)	(1,073)	(638)
Net increase (decrease) in cash and cash equivalents	58,362	63,694	(55,749)
Cash and cash equivalents, beginning of year	118,182	176,544	240,238
Cash and cash equivalents, end of year	$176,544	$240,238	$184,489
Cash paid during the period for:
Interest	$4,534	$4,533	$4,533
Income taxes	$2,688	$41,284	$19,496

See Notes 5 and 18 for additional supplemental information to consolidated statements of cash flows.

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

The Company also will occasionally grant credits to facilitate markdowns and sales of slow moving merchandise. These credits are recorded as a reduction of gross sales at the time of occurrence. The Company’s reserve for sales returns and allowances increased by $7.5 million from $25.1 million as of December 31, 2005 to $32.6 million as of December 31, 2006.

Inventory

Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs and in-bound freight and duty, is valued at the lower of cost (first-in, first-out) or market, net of inventory obsolescence reserve, and consists of the following (in thousands):

	December 31,
	2005	2006
Raw materials	$2,679	$3,845
Finished goods	64,050	72,943
	$66,729	$76,788

Fair value of financial instruments

The Company’s cash and cash equivalents, marketable securities and accounts receivable represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of fair value. The fair value of the $98.0 million of convertible senior notes payable at December 31, 2006 was approximately $127.4 million based on the quoted market price.

Property and equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over their estimated useful lives as follows:

Office equipment	5 years
Automobiles	5 years
Furniture and fixtures	5 - 7 years
Molds and tooling	2 - 4 years
Leasehold improvements	Shorter of length of lease or 10 years

Advertising

Production costs of commercials and programming are charged to operations in the year during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the year incurred. Advertising expense for the three years in the period ended December 31, 2006, was approximately $26.4 million, $38.8 million and $36.7 million, respectively.

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

Income taxes

The Company does not file a consolidated return with its foreign subsidiaries. The Company files Federal and state returns and its foreign subsidiaries each file Hong Kong returns, as applicable. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized as deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Translation of foreign currencies

Assets and liabilities denominated in Hong Kong dollars are translated into United States dollars at the rate of exchange ruling at the balance sheet date. Transactions during the period are translated at the rates ruling at the dates of the transactions.

Profits and losses resulting from the above translation policy are recognized in the statements of other comprehensive income.

Accounting for the impairment of long-lived assets

Long-lived assets with finite lives, which include property and equipment, intangible assets other than goodwill, are evaluated at least annually for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. Finite-lived intangible assets consist primarily of product technology rights, acquired backlog, customer relationships, product lines and license agreements. These intangible assets are amortized over the estimated economic lives of the related assets. Accumulated amortization as of December 31, 2005 and 2006 was $32.0 million and $48.5 million, respectively.

Goodwill and other indefinite-lived intangible assets

In accordance with the adoption of Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, on January 1, 2002, goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment at least annually at the reporting unit level. Losses in value are recorded when and as material impairment has occurred in the underlying assets or when the benefits of the identified intangible assets are realized. As of December 31, 2006, there was no impairment to the underlying value of goodwill or indefinite-lived intangible assets other than goodwill. Indefinite-lived intangible assets other than goodwill consists of trademarks.

The carrying value of goodwill and trademarks are based on cost which is subject to management’s current assessment of fair value. Management evaluates fair value recoverability using both objective and subjective factors. Objective factors include management’s best estimates of projected future earnings and cash flows and analysis of recent sales and earnings trends. Subjective factors include competitive analysis and the Company’s strategic focus.

Share-based Payments

In December 2004, the FASB issued SFAS 123 (Revised), Share-Based Payment, (SFAS 123R) which amends SFAS 123, Accounting for Stock Based Compensation, and SFAS 95, Statement of Cash Flows. SFAS 123R requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements, and requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS 123R was effective for the Company beginning as of January 1, 2006, and it recorded $1.9 million of share-based compensation expense in 2006 as further detailed in Note 16.

Earnings per share

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings per share (“EPS”) for the periods presented (in thousands, except per share data):

	2004
		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$43,559	25,797	$1.69
Effect of dilutive securities
Assumed conversion of convertible senior notes	3,354	4,900
Options and warrants	—	709
Diluted EPS
Income available to common stockholders plus assumed exercises	$46,913	31,406	$1.49

	2005
		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$63,493	26,738	$2.37
Effect of dilutive securities
Assumed conversion of convertible senior notes	2,978	4,900
Options and warrants	—	555
Diluted EPS
Income available to common stockholders plus assumed exercises	$66,471	32,193	$2.06

	2006
		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$72,375	27,227	$2.66
Effect of dilutive securities
Assumed conversion of convertible senior notes	2,946	4,900
Options and warrants	—	362
Unvested restricted stock grants	—	225
Diluted EPS
Income available to common stockholders plus assumed exercises	$75,321	32,714	$2.30

Basic earnings per share has been computed using the weighted average number of common shares outstanding. Diluted earnings per share has been computed using the weighted average number of common shares and common share equivalents outstanding (which consist of warrants, options and convertible debt to the extent they are dilutive). Potentially dilutive stock options of 279,275, 487,506 and 406,612 for the years ended December 31, 2004, 2005 and 2006, respectively, were not included in the computation of diluted earning per share as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and to have included them would have been anti-dilutive.

Recent Accounting Standards

In July 2006, the FASB issued Interpretation No. (“FIN”) 48, Accounting for Uncertainly in Income Taxes, an Interpretation of SFAS 109, which clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax position are recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 excludes income taxes from the scope of SFAS 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the consolidated balance sheets prior to the adoption of FIN 48 and the amounts reported after adoption are accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings upon adoption of FIN 48. FIN 48 also requires that amounts recognized in the balance sheet related to uncertain tax positions be classified as a current or noncurrent liability, based upon the timing of the ultimate payment to a taxing authority. The Company will adopt FIN 48 as of January 1, 2007 and is in the process of finalizing the effect FIN 48 will have on its financial statements. Under the guidance of FIN 48, management estimates that its income tax reserve may increase by approximately $15.0 million to $25.0 million, which is subject to revision when management completes an analysis of the impact of FIN 48. As required by FIN 48, upon adoption on January 1, 2007, this difference will be recorded in retained earnings as a cumulative effect adjustment.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 to have a material impact on its results of operations and financial position.

In February 2007, the FASB issued SFAS 159, Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for the Company as of January 1, 2008 and it does not expect the adoption of SFAS 159 to have a material effect on its operating results or financial position.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

Note 3—Business Segments, Geographic Data, Sales by Product Group, and Major Customers

The Company is a worldwide producer and marketer of children’s toys and related products, principally engaged in the design, development, production and marketing of traditional toys, including boys’ action figures, vehicles and playsets, craft and activity products, writing instruments, compounds, girls’ toys, plush, construction toys, and infant and preschool toys, as well as pet treats, toys and related pet products. Prior to 2006, the Company’s reportable segments were North America Toys, Pet Products and International. During 2006, the Company reorganized its business segments to conform to product groups that have become the focus of management review. The Company’s reportable segments are Traditional Toys, Craft/Activity/Writing Products, Seasonal/Outdoor Products, and Pet Products.

All segments included worldwide sales. Traditional Toys include boys’ action figures, vehicles and playsets, plush products, role-play and electronic toys. Craft/Activity/Writing Products include pens, pencils, stationery and drawing, painting and other craft related products. Seasonal/Outdoor Products include swimming pool toys, kites, remote control flying vehicles, squirt guns, and related products. Pet Products include pet treats, toys and related products.

Segment performance is measured at the operating income level. All sales are made to external customers, and general corporate expenses have been attributed to the various segments based on sales volumes. Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances, goodwill and other assets.

Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three years in the period ended December 31, 2006 are as follows (in thousands):

	Years Ended December 31,
	2004	2005	2006
Net Sales
Traditional Toys	$463,299	$568,737	$658,804
Craft/Activity/Writing Products	84,197	62,058	52,834
Seasonal/Outdoor Products	26,770	20,978	33,694
Pet Products	—	9,763	20,054
	$574,266	$661,536	$765,386

	Years Ended December 31,
	2004	2005	2006
Operating Income
Traditional Toys	$43,344	$75,643	$79,457
Craft/Activity/Writing Products	7,877	8,254	6,372
Seasonal/Outdoor Products	2,504	2,790	4,064
Pet Products	—	1,298	2,419
	$53,725	$87,985	$92,312

	December 31,
	2005	2006
Assets
Traditional Toys	$526,984	$687,162
Craft/Activity/Writing Products	153,646	119,883
Seasonal/Outdoor Products	56,241	56,784
Pet Products	17,084	18,065
	$753,955	$881,894

The following tables present information about the Company by geographic area as of and for the three years ended December 31, 2006 (in thousands):

	December 31,
	2005	2006
Long-lived Assets
United States	$283,350	$352,959
Hong Kong	34,038	60,814
	$317,388	$413,773

	Years Ended December 31,
	2004	2005	2006
Net Sales by Geographic Area
United States	$505,803	$562,396	$666,294
Europe	37,700	38,620	30,169
Canada	15,658	20,589	27,067
Hong Kong	4,410	24,388	17,500
Other	10,695	15,543	24,356
	$574,266	$661,536	$765,386

Major Customers

Net sales to major customers were approximately as follows (in thousands, except for percentages):

	2004		2005		2006
		Percentage		Percentage		Percentage
	Amount	of Net Sales	Amount	of Net Sales	Amount	of Net Sales
Wal-Mart	$193,776	33.7%	$212,620	32.1%	$210,758	27.5%
Target	74,429	13.0	95,716	14.5	134,347	17.6
Toys ‘R’ Us	68,279	11.9	82,732	12.5	104,392	13.6
	$336,484	58.6%	$391,068	59.1%	$449,497	58.7%

No other customer accounted for more than 10% of our total net sales.

At December 31, 2005 and 2006, the Company’s three largest customers accounted for approximately 73.0% and 78.1%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

Note 4—Joint Ventures

The Company owns a fifty percent interest in a joint venture with THQ Inc. (“THQ”) which develops, publishes and distributes interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture has entered into a license agreement with an initial license period expiring December 31, 2009 and a renewal period at the option of the joint venture expiring December 31, 2014 under which it acquired the exclusive worldwide right to publish video games on all hardware platforms. The Company’s investment is accounted for using the cost method due to the financial and operating structure of the venture and its lack of significant influence over the joint venture. The Company’s basis consists primarily of organizational costs, license costs and recoupable advances and is being amortized over the term of the initial license period. The joint venture agreement provides for the Company to receive guaranteed preferred returns through June 30, 2006 at varying rates of the joint venture’s net sales depending on the cumulative unit sales and platform of each particular game. The preferred return was subject to change after June 30, 2006 and was to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. The parties have not reached an agreement with respect to the preferred return for the Next Distribution Period and the Company anticipates that the reset, if any, of the preferred return will be determined through arbitration. The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned. Based on the same rates as set forth under the original joint venture agreement, an estimated receivable of $13.5 million has been accrued for the six months ended December 31, 2006, pending the resolution of this outstanding issue. As of December 31, 2005 and 2006, the balance of the investment in the video game joint venture includes the following components (in thousands):

	December 31,
	2005	2006
Preferred return receivable	$8,334	$13,482
Investment costs, net	2,031	1,391
	$10,365	$14,873

The Company’s joint venture partner retains the financial risk of the joint venture and is responsible for the day-to-day operations, including development, sales and distribution, for which they are entitled to any remaining profits. In addition, THQ is entitled to receive a preferred return based on the sale by the Company of its WWE-themed TV Games. During 2005 and 2006, the Company incurred a liability of approximately $0.8 million and $0.1 million, respectively, which is recorded as a reduction of profit from the joint venture. During 2004, 2005 and 2006, the Company earned $7.9 million, $9.4 million and $13.2 million, respectively, in net profit from the joint venture.

During 2005, the Company wrote-off its $1.4 million investment in a Chinese joint venture to Other Expense on its determination that none of the value would be realized.

Note 5—Business Combinations

The Company acquired the following entities to further enhance its existing product lines and to continue diversification into other toy categories and seasonal businesses:

On February 9, 2006, the Company acquired substantially all of the assets of Creative Designs International, Ltd. and a related Hong Kong company, Arbor Toys Company Limited (collectively, “Creative Designs”). The total initial consideration of $111.1 million consisted of cash paid at closing in the amount of $101.7 million, the issuance of 150,000 shares of the Company’s common stock valued at approximately $3.3 million and the assumption of liabilities in the amount of $6.1 million, and resulted in the recording of goodwill in the amount of $53.6 million. Goodwill represents anticipated synergies to be gained via the combination of Creative Designs with the Company. In addition, the Company agreed to pay an earn-out of up to an aggregate of $20.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. For the year ended December 31, 2006, $6.9 million of the earn-out was earned and recorded as goodwill. Creative Designs is a leading designer and producer of dress-up and role-play toys. This acquisition expands the Company’s product offerings in the girls role-play and dress-up area and brings it new product development and marketing talent . The Company’s results of operations have included Creative Designs from the date of acquisition.

The amount of goodwill from the Creative Designs acquisition that is expected to be deductible for Federal and state income tax purposes is approximately $51.4 million. The total purchase price was allocated based on studies and valuations performed to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation including an earn-out of $6.9 million earned through December 31, 2006 is set forth in the following table (in thousands):

Estimated fair value of net assets:
Current assets acquired	$15,655
Property and equipment, net	1,235
Other assets	103
Liabilities assumed	(6,081)
Intangible assets other than goodwill	40,488
Goodwill	60,519
$111,919

The following unaudited pro forma information represents the Company’s consolidated results of operations as if the acquisition of Creative Designs had occurred on January 1, 2005 and after giving effect to certain adjustments including the elimination of certain general and administrative expenses and other income and expense items not attributable to ongoing operations, interest expense, and related tax effects. Such pro forma information does not purport to be indicative of operating results that would have been reported had the acquisition of Creative Designs actually occurred on January 1, 2005 or on future operating results.

	Year Ended December 31,
	2005	2006
	(In thousands,
	Except per share data)
Net sales	$829,622	$778,269
Net income	$81,702	$75,221
Basic earnings per share	$3.02	$2.73
Weighted average shares outstanding	27,049	27,512
Diluted earnings per share	$2.62	$2.38
Weighted average shares and equivalents outstanding	32,342	32,777

In June 2005, the Company purchased substantially all of the operating assets and assumed certain liabilities relating to the Pet Pal line of pet products, including toys, treats and related pet products. The total initial purchase price of $10.6 million was paid in cash. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $25.0 million in cash over the three years ending June 30, 2008 following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. During the year-ended December 31, 2006, $1.5 million of the earn-out was earned and recorded as goodwill. Goodwill of $4.6 million arose from this transaction, which represents the excess of the purchase price over the fair value of assets acquired less the liabilities assumed. This acquisition expands the Company’s product offerings and distribution channels. The Company’s results of operation have included Pet Pal from the date of acquisition. Proforma results of operations are not provided since the amounts are not material to the consolidated results of operations.

In June 2004, the Company purchased substantially all of the assets and assumed certain liabilities of Play Along, Inc. and related companies (collectively, “Play Along”). The total initial purchase price of $85.7 million consisted of cash paid in the amount of $70.8 million and the issuance of 749,005 shares of the Company common stock valued at $14.9 million and resulted in goodwill of $67.8 million. In addition, the Company agreed to pay an earn-out of up to $10.0 million per year for the three calendar years following the acquisition up to an aggregate amount of $30.0 million based on the achievement of certain financial performance criteria which will be recorded as goodwill when and if earned. For the three years ended December 31, 2006, $10.0 million, $6.7 million and $6.7 million, respectively, of the earn-out was earned and recorded as goodwill. Accordingly, the maximum earn-out remaining for the year ending December 31, 2007 is approximately $6.6 million. Play Along designs and produces traditional toys, which it distributes domestically and internationally. This acquisition expands the Company’s product offerings in the pre-school area and brings new product development and marketing talent to the Company. This transaction has been accounted for by the Company under the purchase method of accounting, and the Company’s results of operations have included Play Along from the date of acquisition.

In determining the allocation of the purchase price of Play Along, the Company considered the acquired intangible assets that arise from contractual or other legal rights, including trademarks, copyrights, patents and license agreements, potential noncontractual intangible assets, including customer lists and customer-related relationships, as well as the value of synergies that will result from combining the operations of Play Along into the operations of the Company.

The total purchase price of Play Along, including the earn-outs earned through December 31, 2006 in the aggregate amount of $23.4 million, which was allocated to goodwill, was allocated to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table (in thousands):

Estimated fair value:
Current assets	$24,063
Property and equipment, net	546
Other assets	3,184
Liabilities assumed	(22,263)
Intangible assets other than goodwill	22,100
Goodwill	81,390
$109,020

Approximately $46.4 million of the Play Along goodwill is expected to be deductible for Federal and state income tax purposes.

Note 6—Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2006 are as follows (in thousands):

	Traditional Toys	Craft/Activity/ Writing Products	Seasonal/ Outdoor Products	Pet Products	Total
Balance at beginning of the year	$142,962	$82,826	$38,906	$4,604	$269,298
Goodwill acquired during the year (See Note 5)	60,519	—	—	—	60,519
Adjustments to goodwill during the year	6,662	—	—	1,520	8,182
Balance at end of the year	$210,143	$82,826	$38,906	$6,124	$337,999

Adjustments to goodwill during the year represents earn-outs earned during the year on acquisitions made in prior years (see Note 5).

Note 7—Intangible Assets Other Than Goodwill

Intangible assets other than goodwill consist primarily of licenses, product lines, debt offering costs from the Company’s convertible senior notes and trademarks. Amortized intangible assets are included in the Intangibles and other, net, in the accompanying balance sheets. Trademarks are disclosed separately in the accompanying balance sheets. Intangible assets are as follows (in thousands):

	December 31, 2005				December 31, 2006
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized Intangible Assets:
Acquired order backlog	0.50	$—	$—	$—	$1,298	$(1,298)	$—
Licenses	4.75	23,635	(12,082)	11,553	58,699	(25,821)	32,878
Product lines	3.50	17,700	(17,700)	—	17,700	(17,700)	—
Customer relationships	6.25	1,846	(700)	1,146	3,646	(1,239)	2,407
Non-compete/ Employment contracts	4.00	2,748	(1,049)	1,699	2,748	(1,753)	995
Debt offering costs	20 Years	3,705	(477)	3,228	3,705	(662)	3,043
Total amortized intangible assets		49,634	(32,008)	17,626	87,796	(48,473)	39,323
Unamortized Intangible Assets:
Trademarks	indefinite	17,768	N/A	17,768	19,568	N/A	19,568
		$67,402	$(32,008)	$35,394	$107,364	$(48,473)	$58,891

For the years ended December 31, 2004, 2005, and 2006, the Company’s aggregate amortization expense related to intangible assets was $14.0 million, $9.1 million and $16.5 million, respectively. The Company currently estimates continuing amortization expense for the next five years to be approximately (in thousands):

2007	$14,043
2008	9,108
2009	5,249
2010	3,048
2011	2,011

Note 8—Concentration of Credit Risk

Financial instruments that subject the Company to concentration of credit risk are cash and cash equivalents and accounts receivable. Cash equivalents consist principally of short-term money market funds. These instruments are short-term in nature and bear minimal risk. To date, the Company has not experienced losses on these instruments.

The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support domestic customer accounts receivable. Most goods shipped FOB Hong Kong or China are secured with irrevocable letters of credit.

At December 31, 2005 and 2006, the Company’s three largest customers accounted for approximately 73.0% and 78.1%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

Note 9—Accrued Expenses

Accrued expenses consist of the following (in thousands):

	2005	2006
Royalties	$15,918	$17,829
Bonuses	11,554	7,172
Acquisition earn-out	6,667	13,598
Employee salaries and benefits	1,781	1,616
Promotional commitment	1,066	1,341
Sales commissions	682	1,764
Molds and tools	868	1,489
Other	5,879	9,855
	$44,415	$54,664

Note 10—Related Party Transactions

A director of the Company is a partner in the law firm that acts as counsel to the Company. The Company incurred legal fees and expenses to the law firm in the amount of approximately $3.3 million in 2004, $3.2 million in 2005 and $2.7 in 2006.

Note 11—Convertible Senior Notes

Convertible senior notes consist of the following (in thousands):

	2005	2006
4.625% Convertible senior notes	$98,000	$98,000

In June 2003, the Company sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023. The notes may be converted into shares of the Company’s common stock at an initial conversion price of $20.00 per share, or 50 shares per note, subject to certain circumstances. The notes may be converted in each quarter subsequent to any quarter in which the closing price of the Company’s common stock is at or above a prescribed price for at least 20 trading days in the last 30 trading day period of the quarter. The prescribed price for the conversion trigger is $24.00 through June 30, 2010, and increases nominally each quarter thereafter. Cash interest is payable at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year, commencing on December 15, 2003. After June 15, 2010, interest will accrue at the same rate on the outstanding notes. At maturity, the Company will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance, unless redeemed or converted earlier. The notes were not convertible as of December 31, 2006.

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

The following is a schedule of payments for the convertible senior notes (in thousands):

2007	$—
2008	—
2009	—
2010	—
2011	—
Thereafter	98,000
$98,000

Note 12—Income Taxes

The Company does not file a consolidated return with its foreign subsidiaries. The Company files Federal and state returns and its foreign subsidiaries file Hong Kong and United Kingdom returns. Income taxes reflected in the accompanying consolidated statements of operations are comprised of the following (in thousands):

	2004	2005	2006
Federal	$696	$20,821	$22,031
State and local	1,088	4,326	4,310
Foreign	12,954	13,290	8,204
	14,738	38,437	34,545
APIC	—	—	58
Deferred	795	(5,293)	(1,043)
	$15,533	$33,144	$33,560

The components of deferred tax assets/(liabilities) are as follows (in thousands):

	2005	2006
Net deferred tax assets/(liabilities):
Current:
Reserve for sales allowances and possible losses	$3,305	$881
Accrued expenses	1,895	2,404
Restricted stock grant	31	1,882
Foreign tax credit	(127)	—
Federal and state net operating loss carryforwards	4,117	2,993
Deductible intangible assets	2,240	2,079
State income taxes	2,309	1,302
Other	(152)	(29)
	13,618	11,512
Long Term:
Undistributed earnings	(3,802)	—
Property and equipment	(2,419)	(608)
Original issue discount interest	(4,355)	(8,816)
Deductible goodwill and intangibles	1,103	1,873
Foreign tax credit	2,718	2,718
Stock options	—	686
Income from joint venture	—	1,770
Other	309	—
	(6,446)	(2,377)
Valuation allowance related to federal and state net operating loss carryforwards	—	(920)
Total net deferred tax assets/(liabilities)	$7,172	$8,215

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act created a one-time incentive for U.S. corporations to repatriate undistributed earnings from their international subsidiaries by providing an 85% dividends-received deduction for certain international earnings. The deduction was available to corporations during the tax year that included October 2004, or in the immediately subsequent tax year. In the fourth quarter of 2005, the Company’s Board of Directors approved a plan to repatriate $105.5 million in foreign earnings, which was completed in December 2005. The Federal and State income tax expense related to this repatriation was approximately $5.4 million.

Income tax expense varies from the U.S. Federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates:

	2004	2005	2006
Federal income tax expense	35.0%	35.0%	35.0%
State income tax expense, net of federal tax effect	1.3	2.1	2.6
One time dividend from foreign subsidiaries	—	8.3	—
Effect of differences in U.S. and Foreign statutory rates	(12.1)	(9.0)	(5.4)
Other	1.8	(2.1)	(0.5)
	26.0%	34.3%	31.7%

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

As of December 31, 2006, the Company has federal and state net operating loss carryforwards of $5.9 million and $12.5 million, respectively, expiring through 2023 and 2024. These carryforwards resulted from the acquisitions of Pentech and Toymax. The utilization of these losses to offset future income is limited under IRC§382. As of December 31, 2006, the Company’s management concluded that a deferred tax asset valuation allowance was necessary for $0.9 million of the state net operating loss carryforwards due to uncertainly about the ability to utilize these losses prior to expiration.

The components of income before provision for income taxes are as follows (in thousands):

	2004	2005	2006
Domestic	$(22,669)	$24,953	$58,227
Foreign	81,761	71,684	47,708
	$59,092	$96,637	$105,935

Note 13—Leases

The Company leases office, warehouse and showroom facilities and certain equipment under operating leases. Rent expense for the years ended December 31, 2004, 2005 and 2006 totaled $5.8 million, $7.1 million and $9.1 million, respectively. The following is a schedule of minimum annual lease payments (in thousands).

2007	$8,146
2008	6,964
2009	5,383
2010	4,633
2011	4,548
Thereafter	7,729
$37,403

Note 14—Common Stock, Preferred Stock and Warrants

The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.

During 2006, the Company issued 150,000 shares of common stock at a value of $3.3 million in connection with the Creative Designs acquisition. The Company issued 473,160 shares of restricted stock to two executive officers, five non-employee directors of the Company and certain of the Company’s management at a value of approximately $9.0 million. The Company also issued 333,228 shares of common stock on the exercise of options for a total value of $4.4 million, including 37,910 shares of common stock acquired by two executive officers in a cashless exercise of options through the surrender of an aggregate of 13,264 shares of restricted stock as payment of the exercise prices therefor at a value of $0.3 million. In addition, the two executive officers surrendered an aggregate of 110,736 shares of restricted stock at a value of $2.5 million as payment for income taxes due on the vesting of such stock. This restricted stock was subsequently retired by the Company.

During 2005, the Company issued 245,000 shares of restricted stock to two executive officers and five non-employee directors of the Company at a value of approximately $5.1 million. The Company also issued 566,546 shares of common stock on the exercise of options for a total of $4.9 million, including 215,982 shares of common stock acquired by two executive officers in a cashless exercise of options through the surrender of an aggregate of 101,002 shares of restricted stock as payment of the exercise prices therefor at a value of $1.7 million. This restricted stock was subsequently retired by the Company.

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

During 2003, the Company awarded 2,760,000 shares of restricted stock to four executive officers of the Company pursuant to its 2002 Stock Award and Incentive Plan (“the Award’), of which 636,000 were earned during 2003, 396,000 were earned during 2004, 288,000 were canceled upon the termination of employment of one of our executive officers in October 2004, and the balance may be earned through 2010 based upon the achievement of certain financial criteria and continuing employment (see Note 16.)

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

Warrant activity is summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding, December 31, 2006	100,000	$11.35

There has been no other warrant activity since the issuance in 2003.

Note 15—Commitments

The Company has entered into various license agreements whereby the Company may use certain characters and intellectual properties in conjunction with its products. Generally, such license agreements provide for royalties to be paid at 1% to 14% of net sales with minimum guarantees and advance payments. Additionally, under three separate licenses, the Company has committed to spend 2% to 10% of related net sales on advertising per year on such licenses. The Company estimates that its minimum commitment for advertising in fiscal 2007 will be approximately $4.4 million.

Future annual minimum royalty guarantees as of December 31, 2006 are as follows (in thousands):

2007	$20,722
2008	15,760
2009	6,366
2010	3,358
2011	—
Thereafter	1,145
$47,351

The Company has entered into employment and consulting agreements with certain executives expiring through December 31, 2010. The aggregate future annual minimum guaranteed amounts due under those agreements as of December 31, 2006 are as follows (in thousands):

2007	$6,585
2008	3,986
2009	2,734
2010	2,280
$15,585

Note 16—Share-Base Payments

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

Under the Plan, share-based compensation payments may include the issuance of shares of restricted stock. Two executive officers are each entitled to be awarded 120,000 shares of restricted stock annually on each January 1 (through and including January 1, 2010). Such awards vest 50% each on the first and second anniversaries of issuance, subject to acceleration. Beginning in January 2006, the Company's five non-employee directors each receive annual grants of restricted stock at a value of $120,000 (or, for 2006, 5,732 shares per director) which vest after one year. In March 2003, two executive officers of the Company were each granted 240,000 shares of restricted stock which, based on the achievement of certain financial performance criteria, vested on January 1, 2004. In January 2004, the Company issued 240,000 shares of restricted stock which, based on the achievement of certain financial performance criteria, vested on January 1, 2005. In January 2005 and 2006, respectively, the Company issued 245,000 shares of restricted stock at a value of $5.1 million and 268,660 shares of restricted stock at a value of $5.6 million to two executive officers and five non-employee directors of the Company. During 2006, the Company granted and issued an aggregate of 204,500 shares of restricted stock to its employees, which vest over a five-year period, at an aggregate value of approximately $3.4 million, which represents the fair market value at the grant date. No shares of restricted stock were forfeited in 2006.

Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period. The Company adopted the provisions of SFAS 123R using a modified prospective application. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently vest or are modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123, Accounting for Stock-Based Compensation.

In November 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

The Company uses the Black-Scholes method of valuation for share-based option awards. In valuing the stock options, the Black-Scholes model incorporates assumptions about stock volatility, expected term of stock options, and risk free interest rate. The valuation is reduced by an estimate of stock option forfeitures.

The amount of share-based compensation expense recognized in the year ended December 31, 2006 is based on options granted prior to January 1, 2006 and restricted stock issued during the year ended December 31, 2006, and ultimately expected to vest, and it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Total share-based compensation expense and related tax benefits recognized for the year ended December 31, 2006 was $1.9 million and $0.6 million, respectively, relating to options and $4.6 million and $1.4 million, respectively, relating to restricted stock. As of December 31, 2006, 1,224,876 shares were available for future grant. Additional shares may become available to the extent that options or shares of restricted stock presently outstanding under the Plan terminate or expire. Stock option activity pursuant to the Plan is summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding, December 31, 2003	2,265,266	$12.15
Granted	302,644	9.48
Exercised	(192,129)	8.91
Canceled	(287,775)	13.76
Outstanding, December 31, 2004	2,088,006	13.28
Granted	360,000	21.74
Exercised	(566,546)	8.60
Canceled	(77,354)	15.74
Outstanding, December 31, 2005	1,804,106	16.33
Granted	—	—
Exercised	(333,228)	13.15
Canceled	(8,500)	17.23
Outstanding, December 31, 2006	1,462,378	$17.05

The weighted average fair value of options granted to employees in 2004 and 2005 was $19.48 and $21.74 per share, respectively.

In 2004 and 2005, the fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: risk-free rate of interest of 2.25% and 4.25%, respectively; dividend yield of 0%; with volatility of 136.9% and 130.2%, respectively; and expected lives of five years. There were no option grants in 2006.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Life	Exercise	Number	Exercise
Option Price Range	of Shares	in Years	Price	of Shares	Price
$7.875 — $13.48	411,338	4.77	$11.87	304.038	$11.39
$13.49 — $19.27	540,825	1.80	$16.92	506,925	$16.81
$19.28 — $22.11	510,219	4.64	$21.35	156,094	$21.25

 As of December 31, 2005, the Company had 245,000 shares of restricted stock outstanding, all of which vested during the first quarter of 2006. In January 2006, the Company issued 268,660 shares of restricted stock, 240,000 of which vest over a two-year period subject to acceleration and 28,660 of which vest over a one-year period. In August and October 2006, the Company issued 200,000 shares and 4,500 shares of restricted stock, respectively, to certain of its employees, which vest over a five-year period. All restricted shares granted during 2006 remain unvested as of December 31, 2006. Restricted stock issued is valued at the fair market value of the traded common stock at the date of issuance.

The following characteristics apply to the Plan stock options that are fully vested, or expected to vest, as of December 31, 2006:

Number of options outstanding	1,462,378
Weighted-average exercise price	$17.05
Aggregate intrinsic value of options outstanding	$7,068,762
Weighted-average contractual term of options outstanding	3.6 years
Number of options currently exercisable	967,057
Weighted-average exercise price of options currently exercisable	$15.82
Aggregate intrinsic value of options currently exercisable	$5,838,931
Weighted-average contractual term of currently exercisable	3.36 years

At and for the two years in the period ended December 31, 2005, the Company accounted for options granted under the Plan using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Prior to the implementation of SFAS 123R, stock-based employee compensation expense was not generally reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation for the years ended December 31, 2004 and 2005 (in thousands, except per share data):

	Years Ended December 31,
	2004	2005
	(In thousands,
	except per share data)
Net income, as reported	$43,559	$63,493
Add (Deduct): Stock-based employee compensation expense (income) included in reported net income net of related tax effects	3,970	(1,121)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards net of related tax effects	(1,694)	(2,343)
Pro forma net income	$45,819	$60,029
Earnings per share:
Basic — as reported	$1.69	$2.37
Basic — pro forma	$1.78	$2.25
Diluted — as reported	$1.49	$2.06
Diluted — pro forma	$1.57	$1.96

Note 17—Employee Pension Plan

The Company sponsors for its U.S. employees, a defined contribution plan under Section 401(k) of the Internal Revenue Code. The plan provides that employees may defer up to 50% of their annual compensation subject to annual dollar limitations, and that the Company will make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation. Company matching contributions, which vest immediately, totaled $0.4 million, $0.5 million and $0.7 million for 2004, 2005 and 2006, respectively.

Note 18—Supplemental Information to Consolidated Statements of Cash Flows

In 2006, two executive officers acquired 37,910 shares of common stock in a cashless exercise of options through the surrender of an aggregate of 13,264 shares of restricted stock as payment of the exercise prices therefor at a value of $0.3 million. In addition, the two executive officers surrendered an aggregate of 110,736 shares of restricted stock at a value of $2.5 million as payment for income taxes due on the vesting of such stock. This restricted stock was subsequently retired by the Company. Additionally, the Company recognized a $1.5 million tax benefit from the exercise of stock options. During 2006, the Company issued 150,000 shares of common stock at a value of $3.3 million in connection with the Creative Designs acquisition.

In 2005, two executive officers acquired 215,982 shares of common stock in a cashless exercise of options through the surrender of an aggregate of 101,002 shares of restricted stock as payment of the exercise prices therefor at a value of $1.7 million. This restricted stock was subsequently retired by the Company. Additionally, the Company recognized a $4.1 million tax benefit from the exercise of stock options.

In 2004, 749,005 shares of common stock valued at approximately $14.9 million were issued in connection with the acquisition of Play Along and 25,749 shares of common stock valued at approximately $0.5 million were issued in connection with the 2001 Kidz Biz acquisition. Additionally, the Company recognized a $0.7 million tax benefit from the exercise of stock options.

Note 19—Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for the years 2005 and 2006 are summarized below:

	2005				2006
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Net sales	$134,676	$127,091	$233,500	$166,269	$107,244	$124,041	$295,789	$238,312
Gross profit	$54,212	$48,073	$93,452	$70,970	$44,163	$49,280	$112,883	$88,468
Income from operations	$13,675	$14,614	$47,218	$12,478	$2,244	$8,963	$58,204	$22,901
Income before income taxes	$13,627	$15,732	$46,306	$20,972	$3,283	$9,135	$57,855	$35,662
Net income	$10,084	$11,642	$32,753	$9,014	$2,331	$6,361	$40,499	$23,184
Basic earnings per share	$0.38	$0.44	$1.22	$0.33	$0.09	$0.23	$1.46	$0.85
Weighted average shares outstanding	26,560	26,678	26,778	26,930	27,310	27,536	27,694	27,298
Diluted earnings per share	$0.34	$0.39	$1.05	$0.29	$0.09	$0.22	$1.26	$0.73
Weighted average shares and equivalents outstanding	32,256	32,229	32,088	32,197	32,617	32,790	32,736	32,803

During the second quarter of 2005, the Company wrote-off its $1.4 investment in a Chinese joint venture to Other Expense on its determination that none of the value would be realized.

During the fourth quarter of 2005, the Company recorded a non-cash charge, which impacted operating income, of $3.6 million for restricted stock, and it repatriated $105.5 million from its Hong Kong subsidiaries which resulted in incremental income for tax expense of $5.4 million and reduced net income.

Note 20—Litigation

In October 2004, the Company was named as a defendant in a lawsuit commenced by World Wrestling Entertainment, Inc. (“WWE”) (the “WWE Action”). The complaint also named as defendants, among others, the joint venture with THQ Inc., certain of the Company’s foreign subsidiaries and the Company’s three executive officers. The Complaint was amended, the antitrust claims were dismissed and, on grounds not previously considered by the Court, a motion to dismiss the RICO claim, the only remaining basis for jurisdiction, was argued and submitted in September 2006. Discovery remains stayed. In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York, alleging damages associated with the facts alleged in the WWE Action (the “Class Action”). They are the subject of a motion to dismiss that has been fully briefed and argument occurred on November 30, 2006. The motion is still pending. Three shareholder derivative actions have also been filed against the Company, nominally, and against certain of the Company’s Board members (the “Derivative Actions”). The Derivative Actions seek to hold the individual defendants liable for damages allegedly caused to the Company by their actions, and, in one of the Derivative Actions, seeks restitution to the Company of profits, benefits and other compensation obtained by them. These actions are currently stayed or the time to answer has been extended.

The Company received notice from WWE alleging breaches of the video game license in connection with sales of WWE video games in Japan and other countries in Asia. The joint venture responded that WWE acquiesced in the arrangements, and separately released any claim against the joint venture in connection therewith and accordingly there is no breach of the joint venture’s video game license. While the joint venture does not believe that WWE has a valid claim, it tendered a protective “cure” of the alleged breaches with a full reservation of rights. WWE “rejected” that cure and reserved its rights. On October 12, 2006, WWE commenced a lawsuit in Connecticut state court against THQ and the joint venture, involving the claim set forth above concerning allegedly improper sales of WWE video games in Japan and other countries in Asia (the “JV Action”). The lawsuit seeks, among other things, a declaration that WWE is entitled to terminate the video game license and monetary damages. A motion to strike one claim was argued on March 12, 2007 and submitted to the Court. Additionally, a schedule has been set, with trial no earlier than October 2008.

In connection with the joint venture with THQ (see Note 4), the Company receives its profit through a preferred return based on net sales of the joint venture, which was to be reset as of July 1, 2006. The agreement with THQ provides for the parties to agree on the reset of the preferred return or, if no agreement is reached, for arbitration of the issue. No agreement has been reached and the Company anticipates that the reset, if any, of the preferred return will be determined through arbitration. The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned. Based on the same rates as set forth under the original joint venture agreement, an estimated receivable of $13.5 million has been accrued for the six months ended December 31, 2006, pending the resolution of this outstanding issue.

The Company is a party to, and certain of its property is the subject of, various other pending claims and legal proceedings that routinely arise in the ordinary course of its business. Other than with respect to the claims in the WWE Action, the Class Action, the JV Action and the matter of the reset of the preferred return from THQ in connection with the joint venture, with respect to which the Company cannot give assurance as to the outcome, the Company does not believe that any of these claims or proceedings will have a material effect on its business, financial condition or results of operations.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JAKKS Pacific, Inc.
Malibu, California

The audit referred to in our report dated March 15, 2007 relating to the 2006 consolidated financial statements of JAKKS Pacific, Inc., which is contained in Item 8 of this Form 10-K included the audit of the 2006 amounts in the accompanying financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion such financial statement schedule presents fairly, in all material respects, the information for 2006 set forth therein.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Los Angeles, California March 15, 2007

JAKKS PACIFIC, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2004, 2005 and 2006

Allowances are deducted from the assets to which they apply, except for sales returns and allowances.

	Balance at	Charged to	Charged to			Balance
	Beginning	Costs and	Other			at End
	of Period	Expenses	Accounts		Deductions	of Period
	(In thousands)
Year ended December 31, 2004:
Allowance for:
Uncollectible accounts	$7,877	$2,903	$—		$(3,722)	$7,058
Reserve for potential product obsolescence	5,025	5,342	—		(2,325)	8,042
Reserve for sales returns and allowances	7,753	49,956	2,131(a	)	(36,667)	23,173
	$20,655	$58,201	$2,131		$(42,714)	$38,273
Year ended December 31, 2005:
Allowance for:
Uncollectible accounts	$7,058	$902	$(1,291)(b	)	$(4,333)	$2,336
Reserve for potential product obsolescence	8,042	6,981	—		(7,576)	7,447
Reserve for sales returns and allowances	23,173	54,767	218(c	)	(53,035)	25,123
	$38,273	$62,650	$(1,073)		$(64,944)	$34,906
Year ended December 31, 2006:
Allowance for:
Uncollectible accounts	$2,336	$37	$—		$(1,167)	$1,206
Reserve for potential product obsolescence	7,447	3,412	—		(3,504)	7,355
Reserve for sales returns and allowances	25,123	49,951	2,213(d	)	(44,698)	32,589
	$34,906	$53,400	$2,213		$(49,369)	$41,150

(a) Play Along acquired reserve.

(b) Pet Pal acquired reserve, $0.1 million; customer preference payments booked to Accrued Expenses, ($1.4 million).

(c) Pet Pal acquired reserve.

(d) Creative Designs acquired reserve.

Item 9A. Controls and Procedures

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15 that occurred during the fourth quarter period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting.

We, as management, are responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Exchange Act Rule 13a-15(f)). Our internal control system was designed by or is under the supervision of management and our board of directors to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. We believe that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

On February 9, 2006, the Company acquired substantially all of the assets of Creative Designs International, Ltd. and a related Hong Kong company, Arbor Toys Limited (collectively, “Creative Designs”). Management’s assessments did not include the internal controls of Creative Designs for the year of acquisition. Creative Designs contributed $181.1 million in net sales and $34.9 million in operating income to our consolidated operations during 2006.

Our independent auditors have issued an attestation report on management’s assessment of our internal control over financial reporting. This report appears below.

Attestation Report of the Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
JAKKS Pacific, Inc.
Malibu, California

We have audited management’s assessment, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting, that JAKKS Pacific, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). JAKKS Pacific Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Creative Designs International, Ltd. and Arbor Toys Limited (Collectively “Creative Designs), which were acquired on February 9, 2006, and which are included in the consolidated balance sheet of JAKKS Pacific, Inc. as of December 31, 2006, and the related consolidated statements of income, other comprehensive income, stockholders’ equity, and cash flows for the year then ended. Creative Designs constituted 6.6% and 6.7% of total assets and net assets, respectively, as of December 31, 2006, and 23.7% and 45.8% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Creative Designs because of the timing of the acquisition which was completed on February 9, 2006. Our audit of internal control over financial reporting of JAKKS Pacific, Inc. also did not include an evaluation of the internal control over financial reporting of Creative Designs.

In our opinion, management’s assessment that JAKKS Pacific, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, JAKKS Pacific, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of JAKKS Pacific, Inc. as of December 31, 2006, and the related consolidated statements of income, other comprehensive income, stockholders’ equity, and cash flows for the year then ended and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Los Angeles, California March 15, 2007

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Positions with the Company
Jack Friedman	67	Chairman and Chief Executive Officer
Stephen G. Berman	42	Chief Operating Officer, President, Secretary and Director
Joel M. Bennett	45	Executive Vice President and Chief Financial Officer
Dan Almagor	53	Director
David C. Blatte	42	Director
Robert E. Glick	61	Director
Michael G. Miller	59	Director
Murray L. Skala	60	Director

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

David C. Blatte has been one of our directors since January 2001. From January 1993 to May 2000, Mr. Blatte was a Senior Vice President in the consumer/retail group of the investment banking division of Donaldson, Lufkin and Jenrette Securities Corporation. From May 2000 to January 2004, Mr. Blatte was a partner in Catterton Partners, a private equity fund. Since February 2004, Mr. Blatte has been a partner in Centre Partners, a private equity fund.

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

A majority of our directors are “independent,” as defined under the rules of Nasdaq. Such independent directors are Messrs. Blatte, Glick, Miller and Almagor. Our directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Our officers are elected annually by our Board of Directors and serve at its discretion.

Committees of the Board of Directors

We have an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee. The primary functions of the Audit Committee are to select or to recommend to our Board the selection of outside auditors; to monitor our relationships with our outside auditors and their interaction with our management in order to ensure their independence and objectivity; to review, and to assess the scope and quality of, our outside auditor’s services, including the audit of our annual financial statements; to review our financial management and accounting procedures; to review our financial statements with our management and outside auditors; and to review the adequacy of our system of internal accounting controls. Messrs. Blatte, Glick and Miller are the current members of the Audit Committee and are each “independent” (as that term is defined in NASD Rule 4200(a)(14)), and are each able to read and understand fundamental financial statements. Mr. Blatte, our financial expert, is the Chairman of the Audit Committee and possesses the financial expertise required under Rule 401(h) of Regulation SK of the Act and NASD Rule 4350(d)(2). He is further “independent”, as that term is defined under Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. We will, in the future, continue to have (i) an Audit Committee of at least three members comprised solely of independent directors, each of whom will be able to read and understand fundamental financial statements (or will become able to do so within a reasonable period of time after his or her appointment); and (ii) at least one member of the Audit Committee that will possess the financial expertise required under NASD Rule 4350(d)(2). Our Board has adopted a written charter for the Audit Committee and the Audit Committee reviews and reassesses the adequacy of that charter on an annual basis.

Compensation Committee. The functions of the Compensation Committee are to make recommendations to the Board regarding compensation of management employees and to administer plans and programs relating to employee benefits, incentives, compensation and awards under our 2002 Stock Award and Incentive Plan (the “2002 Plan”). Messrs. Glick (Chairman), Almagor and Miller are the current members of the Compensation Committee. The Board has determined that each of them are “independent,” as defined under the applicable rules of Nasdaq.

Nominating and Corporate Governance Committee. The functions of the Nominating and Corporate Governance Committee are to develop our corporate governance system and to review proposed new members of our board of directors, including those recommended by our stockholders. Messrs. Almagor (Chairman), Glick and Miller are the current members of our Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates pursuant to a written charter adopted by the Board. The full text of the charter is available on our website at www.jakkspacific.com. The Board has determined that each member of this Committee is “independent,” as defined under the applicable rules of Nasdaq.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during 2006 and Forms 5 and amendments thereto furnished to us with respect to 2006, during 2006, Jack Friedman, an executive officer of our Company and a member of our Board of Directors, untimely filed one report on Form 4 reporting one late transaction. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during 2006 and Forms 5 and amendments thereto furnished to us with respect to 2006, all other Forms 3, 4 and 5 required to be filed during 2006 were done so on a timely basis.

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

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy and Objectives

We believe that a strong management team comprised of highly talented individuals in key positions is critical to our ability to deliver sustained growth and profitability, and our executive compensation program is an important tool for attracting and retaining such individuals. We also believe that our most important resource is our people. While some companies may enjoy an exclusive or limited franchise or are able to exploit unique assets or proprietary technology, we depend fundamentally on the skills, energy and dedication of our employees to drive our business. It is only through their constant efforts that we are able to innovate through the creation of new products and the continual rejuvenation of our product lines, to maintain superior operating efficiencies, and to develop and exploit marketing channels. With this in mind, we have consistently sought to employ the most talented, accomplished and energetic people available in the industry. Therefore, we believe it is vital that our named executive officers receive an aggregate compensation package that is both highly competitive with the compensation received by similarly-situated executive officers at peer group companies, and also reflective of each individual named executive officer’s contributions to our success on both a long-term and short-term basis. As discussed in greater depth below, the objectives of our compensation program are designed to execute this philosophy by compensating our executives at the top quartile of their peers.

Our executive compensation program is designed with three main objectives:

•	to offer a competitive total compensation opportunity that will allow us to continue to retain and motivate highly talented individuals to fill key positions;

•	to align a significant portion of each executive’s total compensation with our annual performance and the interests of our stockholders; and

•	reflect the qualifications, skills, experience and responsibilities of our executives

Administration and Process

Our executive compensation program is administered by the Compensation Committee. The Compensation Committee receives legal advice from our outside general counsel and has retained Frederick W. Cook & Co., Inc. (“FWC), a compensation consulting firm, that provided advice directly to the Compensation Committee. The base salary, bonus structure and the long-term equity compensation of our executive officers are governed by the terms of their individual employment agreements (see “-Employment Agreements and Termination of Employment Arrangements”). The Compensation Committee, with input from FWC, establishes target performance levels for incentive bonuses based on a number of factors that are designed to further our executive compensation objectives, including our performance, the compensation received by similarly-situated executive officers at peer group companies, the conditions of the markets in which we operate and the relative earnings performance of peer group companies.

Pursuant to the terms of their employment agreements, during the first quarter of each year, the Compensation Committee establishes the targeted level of our Adjusted EPS (as defined below) growth and corresponding bonus levels, as a percentage of base salary, Messrs. Friedman and Berman will earn if the target is met. This bonus is capped at a maximum of 200% of base salary. The Compensation Committee has wide discretion to set the target levels of Adjusted EPS and they work together with FWC to establish target levels that will accomplish the general objectives outlined above of also promoting growth and alignment with our shareholders’ interests. The employment agreements also give the Compensation Committee the authority to award additional compensation to Messrs. Friedman and Berman as it determines in its sole discretion based upon criteria it establishes.

Adjusted EPS is the net income per share of our common stock calculated on a fully-diluted basis in accordance with GAAP, applied on a basis consistent with past periods, as adjusted in the sole discretion of the Compensation Committee to take account of extraordinary or special items.

The Compensation Committee also annually reviews the overall compensation of our named executive officers for the purpose of determining whether discretionary bonuses should be granted. In 2006, FWC presented a report to the Compensation Committee comparing our performance, size and executive compensation levels to those of peer group companies. FWC also reviewed with the Compensation Committee the base salaries, annual bonuses, total cash compensation, long-term compensation and total compensation of our senior executive officers relative to those companies. The performance comparison presented to the Compensation Committee each year includes a comparison of our total shareholder return, earnings per share growth, sales, net income (and one-year growth of both measures) to the peer group companies. The Compensation Committee reviews this information along with details about the components of each named executive officer’s compensation.

Peer Group

One of the factors considered by the Compensation Committee is the relative performance and the compensation of executives of peer group companies. The peer group is comprised of a group of the companies selected in conjunction with FWC that we believe provides relevant comparative information, as these companies represent a cross-section of publicly-traded companies with product lines and businesses similar to our own throughout the comparison period. The composition of the peer group is reviewed annually and companies are added or removed from the group as circumstances warrant. For the last fiscal year, the peer group companies utilized for executive compensation analysis were:

•	Activision, Inc.

•	Action Performance Companies, Inc.

•	Electronic Arts, Inc.

•	EMak Worldwide, Inc.

•	Hasbro, Inc.

•	Leapfrog Enterprises, Inc.

•	Marvel Enterprises, Inc.

•	Mattel, Inc.

•	RC2 Corp.

•	Russ Berrie and Company, Inc.

•	Take-Two Interactive, Inc.

•	THQ Inc.

Elements of Executive Compensation

The compensation package for the Company’s senior executives has both performance-based and non-performance based elements. Based on its review of each named executive officer’s total compensation opportunities and performance, and our performance, the Compensation Committee determines each year’s compensation in the manner that it considers to be most likely to achieve the objectives of our executive compensation program. The specific elements, which include base salary, annual cash incentive compensation and long-term equity compensation, are described below.

The Compensation Committee has negative discretion to adjust performance results used to determine annual incentive and the vesting schedule of long-term incentive payouts to the named executive officers. The Compensation Committee also has discretion to grant bonuses even if the performance targets were not met.

Base Salary

Each of our named executive officers received compensation in 2006 pursuant to the terms of his respective employment agreement. As discussed in greater detail below, the employment agreements for Messrs. Friedman and Berman expire on December 31, 2010 and Mr. Bennett’s employment agreement expired on December 31, 2006. Our Compensation Committee is currently in the process of negotiating a new employment agreement for Mr. Bennett that will not provide for automatic annual increases of base salary. Pursuant to the terms of his employment agreement, two of our named executive officers receive a base salary which, pursuant to his employment agreement, is increased automatically each year by $25,000 for Messrs. Friedman and Berman. Any additional increase in base salary is determined by the Compensation Committee based on a combination of two factors. The first factor is the Compensation Committee’s evaluation of the salaries paid in peer group companies to executives with similar responsibilities. The second factor is the Compensation Committee’s evaluation of the executive’s unique role, job performance and other circumstances. Evaluating both of these factors allows us to offer a competitive total compensation value to each individual named executive officer taking into account the unique attributes of, and circumstances relating to, each individual, as well as marketplace factors. This approach has allowed us to continue to meet our objective of offering a competitive total compensation value and attracting and retaining key personnel. Based on its review of these factors, the Compensation Committee determined not to increase any of the named executive officers’ base salaries above the contractually required minimum increase in 2006 as unnecessary to maintain our competitive total compensation position in the marketplace.

Annual Cash Incentive Compensation

The function of the annual cash bonus is to establish a direct correlation between the annual incentives awarded to the participants and our financial performance. This purpose is in keeping with our compensation program’s objective of aligning a significant portion of each executive’s total compensation with our annual performance and the interests of our shareholders.

The employment agreements for Messrs. Friedman and Berman provide for an incentive cash bonus award based on a percentage of each participant’s base salary if the performance goals set by the Compensation Committee are met for that year. The employment agreements mandate that the specific criteria to be used is earnings per share and the Compensation Committee sets the various target thresholds to be met to earn increasing amounts of the bonus up to a maximum of 200% of base salary. During the first quarter of each year, the Compensation Committee meets to establish the target thresholds for that year. During 2006, while the Company’s EPS grew almost 12%, we did not meet the minimum target levels established by the Compensation Committee. Consequently, Messrs. Friedman and Berman did not earn their contractually established cash bonus.

The employment agreement for each of our named executive officers contemplates that the Compensation Committee may grant discretionary bonuses in situations where, in its sole judgment, it believes they are warranted. The Compensation Committee approaches this aspect of the particular executive’s compensation package by looking at the other components of each executive’s aggregate compensation and then evaluating if any additional compensation is appropriate to meet our compensation goals. As part of this review, the Compensation Committee, with significant input from FWC, collects information about the total compensation packages in our peer group and various indicia of performance by the peer group such as sales, one-year sales growth, net income, one-year net income growth, market capitalization, size of companies, one- and three-year stockholder returns, etc. and then compares such data to our corresponding performance data. Following consideration of all of the above as well as input from FWC, and in particular considering the fact that we ended the year with over $184 million in cash, no long term debt and a strong balance sheet, all of which poised us for continued growth, and that our earnings per share grew by 11.65% over 2005, which while less than the targeted amount was nonetheless substantial, the Compensation Committee determined to give discretionary bonuses in the amount of $250,000 to each of Messrs. Friedman and Berman (representing approximately 25% of their 2006 base salary) and a discretionary bonus in the amount of $300,000 to Mr. Bennett (representing approximately 83% of his 2006 base salary). In addition, in the case of Mr. Bennett, the Compensation Committee and the Board of Directors considered the expansion of Mr. Bennett’s responsibilities as a result of our growth and Mr. Bennett’s management of the integration of the operations we acquired into our overall financial controls.

Long-Term Compensation

Long-term compensation is an area of particular emphasis in our executive compensation program, because we believe that these incentives foster the long-term perspective necessary for our continued success. Again, this emphasis is in keeping with our compensation program objective of aligning a significant portion of each executive’s total compensation with our long-term performance and the interests of our shareholders.

Historically, our long-term compensation program has focused on the granting of stock options that vested over time. However, commencing in 2006 we began shifting the emphasis of this element of compensation and we currently favor the issuance of restricted stock awards. The Compensation Committee believes that the award of full- value shares that vest over time is consistent with our overall compensation philosophy and objectives as the value of the restricted stock varies based upon the performance of our common stock, thereby aligning the interests of our executives with our shareholders. The Compensation Committee has also determined that awards of restricted stock are anti-dilutive as compared to stock options inasmuch as it feels that less restricted shares have to be granted to match the compensation value of stock options.

The employment agreements for Messrs. Friedman and Berman provide for annual grants of 120,000 shares of restricted stock subject to a two-year vesting period, which may be accelerated to one year if we achieve earnings per share growth targets. The initial vesting of the restricted stock is subject to our achieving pre-tax income in excess of $2 million in the fiscal year that the grant is made. Since we had in excess of $2 million of pre-tax income for 2006, 50% of the 2006 restricted stock awards to Messrs. Freidman and Berman vested on January 1, 2007. Moreover, since the 2006 earnings per share growth exceeded the targets for 2006, the vesting schedule for 25% of the 2006 award was accelerated and vested completely on January 1, 2007. The remaining 25% of the 2006 award will vest on January 1, 2008. Mr. Bennett’s employment agreement does not provide for any specified award of restricted shares, rather the Compensation Committee has discretion to determine if an award of restricted shares (or stock options) should be granted and if granted, the specific terms of the grant.

After a review of all of the factors discussed above, the Compensation Committee determined that, in keeping with our compensation objectives, other than the contractual amounts noted above, no additional restricted stock (or stock option) awards should be granted to our named executives for fiscal 2006.

Other Benefits and Perquisites

Our executive officers participate in the health and dental coverage, life insurance, paid vacation and holidays, 401(k) retirement savings plans and other programs that are generally available to all of the Company’s employees.

The provision of any additional perquisites to each of the named executive officers is subject to review by the Compensation Committee. Historically, these perquisites include payment of an automobile allowance and matching contributions to a 401(k) defined contribution plan. In 2006, the named executive officers were granted the following perquisites: automobile allowance and matching contributions to a 401(k) defined contribution plan. We value perquisites at their incremental cost to us in accordance with SEC regulations.

We believe that the benefits and perquisites we provide to our named executive officers are within competitive practice and customary for executives in key positions at comparable companies. Such benefits and perquisites serve our objective of offering competitive compensation that allows us to continue to attract, retain and motivate highly talented people to these critical positions, ultimately providing a substantial benefit to our shareholders.

Change of Control/Termination Agreements

We recognize that, as with any public company, it is possible that a change of control may take place in the future. We also recognize that the threat or occurrence of a change of control can result in significant distractions of key management personnel because of the uncertainties inherent in such a situation. We further believe that it is essential and in our best interest and the interests of our shareholders to retain the services of our key management personnel in the event of the threat or occurrence of a change of control and to ensure their continued dedication and efforts in such event without undue concern for their personal financial and employment security. In keeping with this belief and its objective of retaining and motivating highly talented individuals to fill key positions, which is consistent with our general compensation philosophy, the employment agreements for our executive officers contain provisions which guarantee the named executive officers specific payments and benefits upon a termination of employment as a result of a change of control of the Company. In addition, the employment agreements also contain provisions providing for certain lump-sum payments in the event the executive is terminated without “cause” or if we materially breach the agreement leading the affected executive to terminate the agreement for good reason.

Additional details of the terms of the change of control agreements and termination provisions outlined above are provided below.

Retirement Plans

Mr. Friedman’s employment agreement provides that, commencing at age 67, he may retire and receive a single-life annuity retirement payment of $975,000 per year for a period of ten (10) years following his retirement. Mr. Friedman is currently 67 years old. In the event of his death during such period, his estate will receive a death benefit equal to the difference between $2,925,000 and retirement benefits previously paid to him. This retirement benefit is conditioned upon Mr. Friedman agreeing to accept the position of Chairman Emeritus of our Board of Directors, if so requested by the Board.

We believe that by limiting our retirement benefits to only our senior-most executive we are striking a fair and reasonable balance between achieving our compensation objective of retaining a highly-talented individual to fill our most key position and the best interests of our stockholders.

Impact of Accounting and Tax Treatments

Section 162(m) of the Internal Revenue Code (the “Code”) prohibits publicly held companies like us from deducting certain compensation to any one named executive officer in excess of $1,000,000 during the tax year. However, Section 162(m) provides that, to the extent that compensation is based on the attainment of performance goals set by the Compensation Committee pursuant to plans approved by the Company’s shareholders, the compensation is not included for purposes of arriving at the $1,000,000.

The Company, through the Compensation Committee, intends to attempt to qualify executive compensation as tax deductible to the extent feasible and where it believes it is in our best interests and in the best interests of our shareholders. However, the Compensation Committee does not intend to permit this arbitrary tax provision to distort the effective development and execution of our compensation program. Thus, the Compensation Committee is permitted to and will continue to exercise discretion in those instances in which mechanistic approaches necessary to satisfy tax law considerations could compromise the interests of our shareholders. In addition, because of the uncertainties associated with the application and interpretation of Section 162(m) and the regulations issued thereunder, there can be no assurance that compensation intended to satisfy the requirements for deductibility under Section 162(m) will in fact be deductible.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis (the “CD&A”) for the year ended December 31, 2006 with management. In reliance on the reviews and discussions referred to above, the compensation committee recommended to the board, and the board has approved, that the CD&A be furnished in the annual report on Form 10-K for the year ended December 31, 2006.

By the Compensation Committee of the Board of Directors:

Robert E. Glick, Chairman
Dan Almagor, Member
Michael G. Miller, Member

The following table sets forth the compensation we paid for our fiscal year ended December 31, 2006 to (i) our Chief Executive Officer; (ii) each of our other executive officers whose compensation exceeded $100,000 on an annual basis; and (iii) up to two additional individuals for whom disclosure would have been provided under the foregoing clause (ii) but for the fact that the individual was not serving as an executive officer of our Company at the end of the last completed fiscal year (collectively, the “Named Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Jack Friedman	2006	1,040,000	250,000	1,884,600	—	—	—	28,000	3,202,000
Chairman and Chief Executive Officer
Stephen G. Berman	2006	1,040,000	250,000	1,884,600	—	—	—	25,500	3,199,500
Chief Operating Officer, President and Secretary
Joel M. Bennett	2006	360,000	300,000	—	—	—	—	14,700	674,700
Executive Vice President and Chief Financial Officer

(1)       Pursuant to the 2002 Plan, on January 1, 2006, 120,000 shares of restricted stock were granted to the Named Officer, of which 50% vest on January 1, 2007 and 50% vest on January 1, 2008, subject to acceleration. Based on the Company’s 2006 financial performance, the vesting of 30,000 of the January 1, 2008 vesting shares were accelerated. The amount in this column reflects the expense recorded in the Company’s 2006 financial statements and was calculated as the product of (a) 90,000 shares of restricted stock multiplied by (b) $20.94, the last sales price of our common stock, as reported by Nasdaq on January 1, 2006, the date the shares were granted, reflecting the 60,000 shares vested on January 1, 2007 and 30,000 of the remaining 60,000 shares whose vesting accelerated based on the Company’s 2006 financial performance. See “— Critical Accounting Policies.”

(2)       Represents automobile allowances paid in the amount of $18,000, $18,000 and $7,200, respectively, to Messrs. Friedman, Berman and Bennett and matching contributions made by us to the Named Officer’s 401(k) defined contribution plan in the amount of $10,000, $7,500 and $7,500, respectively, for Messrs. Friedman, Berman and Bennett. See “— Employee Pension Plan.”

The following table sets forth certain information regarding the annual bonus performance structure for our fiscal year ended December 31, 2006 for the Named Officers:

Grants of Plan-Based Awards

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Options Awards: Number of Securities Underlying	Exercise or Base Price of Option	Closing Price of Stock on Grant	Grant Date Fair Value Of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	or Units (#)	Options (#)	Awards ($/Sh)	Date ($)	Awards ($) (1)
Jack Friedman	1/1/06	—	—	—	—	—	—	120,000	—	—	20.94	2,512,800

Stephen G. Berman	1/1/06	—	—	—	—	—	—	120,000	—	—	20.94	2,512,800

Jack Friedman (2)	—	832,000	1,040,000	3,120,000	—	—	—	—	—	—	—	—

Stephen G. Berman (2)	—	832,000	1,040,000	3,120,000	—	—	—	—	—	—	—	—

(1) The product of (x) $20.94 (the closing sale price of the common stock on December 30, 2005) multiplied by (y) the number of restricted shares granted on January 1, 2006.

(2) As previously discussed, the minimum threshold was not met and none of these payments were made.

The following table sets forth certain information regarding all equity-based compensation awards outstanding as of December 31, 2006 by the Named Officers:

Outstanding Equity Awards At Fiscal Year-end

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jack Friedman	175,000	—	—	16.25	7/11/07	120,000	2,620,800	—	—

Stephen G. Berman	175,000	—	—	16.25	7/11/07	120,000	2,620,800	—	—

Joel M. Bennett	20,000	—	—	16.25	7/11/07	—	—	—	—

(1)	The product of (x) $21.84 (the closing sale price of the common stock on December 29, 2006) multiplied by (y) the number of unvested restricted shares outstanding.

The following table sets forth certain information regarding amount realized upon the vesting and exercise of any equity-based compensation awards during 2006 by the Named Officers:

Options Exercises And Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Jack Friedman	18,955	277,406	120,000	2,702,400

Stephen G. Berman	18,955	277,406	120,000	2,702,400

Joel M. Bennett	64,870	969,482	—	—

(1)
Represents the product of (x) the difference between the closing sale price of the common stock on the date of exercise less the exercise price, multiplied by (y) the number of shares acquired on exercise.

(2)	Represents the product of (x) the closing sale price of the common stock on the date of vesting multiplied by (y) the number of restricted shares vested.

Potential Payments upon Termination or Change in Control

The following tables describe potential payments and other benefits that would have been received by each Named Officer at, following or in connection with any termination, including, without limitation, resignation, severance, retirement or a constructive termination of such Named Officer, or a change in control of our Company or a change in such Named Officer’s responsibilities. The potential payments listed below assume that there is no earned but unpaid base salary at December 31, 2006. Under our vacation policy, the Named Officers would not receive payment for 2007 vacation unless they were employed at January 1, 2007.  Any vested stock options held by the Named Officers at December 31, 2006 were then fully vested and exercisable. Accordingly, no value for stock options is included in the tables below.

Jack Friedman

	Upon Retirement	Quits For “Good Reason” (3)	Upon Death	Upon “Disability” (4)	Termination Without “Cause”	Termination For “Cause” (5)	Involuntary Termination In Connection with Change of Control(6)
Base Salary	$-	$520,000	$-	$731,250	$520,000	$-	$3,109,600	(7)
Retirement Benefit (1)	-	-	-	-	-	-	-
Restricted Stock - Performance-Based	-	-	-	-	-	-	2,620,800	(8)
Annual Cash Incentive Award (2)	-	-	-	-	-	-	-

Stephen G. Berman

	Upon Retirement	Quits For “Good Reason” (3)	Upon Death	Upon “Disability” (4)	Termination Without Cause	Termination For “Cause” (5)	Involuntary Termination In Connection with Change of Control(6)
Base Salary	$-	$520,000	$-	$-	$520,000	$-	$3,109,600	(7)
Restricted Stock - Performance-Based	-	-	-	-	-	-	2,620,800	(8)
Annual Cash Incentive Award (2)	-	-	-	-	-	-	-

(1)  Mr. Friedman’s employment agreement with us (see “ - Employment Agreements”) provides that if he retires and is at least 67 years old, then he is entitled to be paid an annual retirement benefit of $975,000 (the “Retirement Benefit”) during the 10-year period following his retirement; provided, however, that Mr. Friedman must agree to serve as our non-executive Chairman Emeritus for so long as may be requested by the Board of Directors; and provided further, however, that if Mr. Friedman dies before the payment of his entire Retirement Benefit, the remaining Retirement Benefit will be reduced such that his designated beneficiary or estate, as the case may be, will receive in a lump sum the positive difference, if any, between $2,925,000 and any Retirement Benefit already paid to him.  Mr Friedman was not yet 67 years of age at December 31, 2006.

(2)  Assumes that if the Named Officer is terminated on December 31, 2006, they were employed through the end of the incentive period.

(3)  Defined as (i) our violation or failure to perform or satisfy any material covenant, condition or obligation required to be performed or satisfied by us, or (ii) the material change in the nature or scope of the duties, obligations, rights or powers of the Named Officer’s employment resulting from any action or failure to act by us.

(4)  Defined as a Named Officer’s inability to perform his duties by reason of any disability or incapacity (due to any physical or mental injury, illness or defect) for an aggregate of 180 days in any consecutive 12-month period.

(5)  Defined as (i) the Named Officer’s conviction of, or entering a plea of guilty or nolo contendere (which plea is not withdrawn prior to its approval by the court) to, a felony offense and either the Named Officer’s failure to perfect an appeal of such conviction prior to the expiration of the maximum period of time within which, under applicable law or rules of court, such appeal may be perfected or, if he does perfect such an appeal, the sustaining of his conviction of a felony offense on appeal; or (ii) the determination by our Board of Directors, after due inquiry, based on convincing evidence, that the Named Officer has:

(A) committed fraud against, or embezzled or misappropriated funds or other assets of, our Company;

(B) violated, or caused us or any of our officers, employees or other agents, or any other individual or entity to violate, any material law, rule, regulation or ordinance, or any material written policy, rule or directive of our Company or our Board of Directors;

(C) willfully, or because of gross or persistent inaction, failed properly to perform his duties or acted in a manner detrimental to, or adverse to our interests; or

(D) violated, or failed to perform or satisfy any material covenant, condition or obligation required to be performed or satisfied by him under his employment agreement with us;

and that, in the case of any violation or failure referred to in clause (B), (C) or (D), above, such violation or failure has caused, or is reasonably likely to cause, us to suffer or incur a substantial casualty, loss, penalty, expense or other liability or cost.

(6)  Section 280G of the Code disallows a company’s tax deduction for what are defined as “excess parachute payments” and Section 4999 of the Code imposes a 20% excise tax on any person who receives excess parachute payments.  As discussed above, Messrs. Friedman and Berman are entitled to certain payments upon termination of their employment, including termination following a change in control of our Company.  Under the terms of their respective employment agreements (see “ - Employment Agreements”), neither Mr. Friedman nor Mr. Berman are entitled to any payments that would be an excess parachute payment, and such payments are to be reduced by the least amount necessary to avoid the excise tax.  Accordingly, our tax deduction would not be disallowed under Section 280G of the Code, and no excise tax would be imposed under Section 4999 of the Code.

(7)  Under the terms of Messrs. Friedman’s and Berman’s respective employment agreements (see “ - Employment Agreements”), if a change of control occurs, then they each have the right to terminate their employment and receive a payment equal to 2.99 times their then current annual salary (which was $1,040,000 in 2006).

(8)  Each of Messrs. Friedman and Berman were granted and are scheduled to be granted restricted stock of our Company in accordance with the terms of their respective employment agreements (see “ - Employment Agreements”). Pursuant to the terms of those employment agreements, vesting accelerates for performance-based restricted stock upon a change in control, whether or not the relevant performance targets are met. Furthermore, under our Third Amended and Restated 1995 Stock Option Plan and 2002 Stock Award and Incentive Plan, in the event of a change in control, stock options granted under those plans become immediately exercisable in full and under our 2002 Stock Award and Incentive Plan, shares of restricted stock granted under that plan are immediately vested. The stock price used to calculate values in the above tables is $21.84 per share, the closing price on the last trading day of 2006.

Compensation of Directors

Analogous to our executive compensation philosophy, it is our desire to similarly compensate our non-employee directors for their services in a way that will serve to attract and retain highly qualified members. As changes in the securities laws require greater involvement by, and places additional burdens on, a company’s directors it becomes even more necessary to locate and retain highly qualified directors. As such, in close cooperation with FWC, the Compensation Committee has reconfigured the structure of the compensation package of our directors so that it places our directors at approximately the median total compensation package for directors in our peer group.

For 2006, each of our non-employee directors received (i) a cash stipend of $30,000 for serving on the Board, (ii) $1,000 for each board or committee meeting attended (whether in person or by telephone), and (iii) a grant of restricted shares of our common stock valued at $121,000 (using a per share value equal to the average closing price of our common stock for the last ten trading days of December in the year preceding the grant date). Directors are also reimbursed for reasonable expenses incurred in attending meetings. The Chairman of the Audit Committee receives a cash stipend of $25,000 for serving in such capacity and the Chairmen of the Compensation Committee and the Nominating and Corporate Governance Committee each receive cash stipends of $10,000 for serving in such capacities.

Newly-elected non-employee directors will receive a portion of the foregoing annual consideration, pro rated according to the portion of the year in which they serve in such capacity.

The following table sets forth the compensation we paid to our non-employee directors for our fiscal year ended December 31, 2006:

Director Compensation

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dan Almagor	2006	66,000	120,028	—	—	—	—	186,028
David Blatte	2006	76,000	120,028	—	—	—	—	196,028
Robert Glick	2006	65,000	120,028	—	—	—	—	185,028
Michael Miller	2006	51,000	120,028	—	—	—	—	171,028
Murray Skala	2006	36,000	120,028	—	—	—	—	156,028

(1) Represents the product of (a) 5,732 shares of restricted stock multiplied by (b) $20.94, the last sales price of our common stock, as reported by Nasdaq on January 1, 2006, the date the shares were granted, all of which shares vested on January 1, 2007.

Employment Agreements and Termination of Employment Arrangements

In March 2003 we amended and restated our employment agreements with each of the Named Officers.

Mr. Friedman’s amended and restated employment agreement, pursuant to which he serves as our Chairman and Chief Executive Officer, provides for an annual base salary in 2007 of $1,065,000. Mr. Friedman’s agreement expires December 31, 2010. His base salary is subject to annual increases determined by our Board of Directors, but in an amount not less than $25,000 per annum. For each fiscal year between 2007 through 2010, Mr. Friedman’s bonus will depend on our achieving certain earnings per share growth targets, with such earnings per share growth targets to be determined annually by the Compensation Committee of our Board of Directors. Depending on the levels of earnings per share growth that we achieve in each fiscal year, Mr. Friedman will receive an annual bonus from 0% to up to 200% of his base salary. This bonus will be paid in accordance with the terms and conditions of our 2002 Stock Award and Incentive Plan. In addition, in consideration for modifying and replacing the pre-tax income formula provided in his prior employment agreement for determining his annual bonus, and for entering into the amended employment agreement, Mr. Friedman was granted the right to be issued an aggregate of 1,080,000 shares of restricted stock. The first tranche of restricted stock, totaling 240,000 shares, was granted at the time the agreement became effective, and 120,000 shares were granted on each of January 1, 2004, 2005, 2006 and 2007 (or 480,000 shares in the aggregate). In each subsequent year of the employment agreement term, Mr. Friedman will receive 120,000 shares of restricted stock. The grant of these shares is in accordance with our 2002 Stock Award and Incentive Plan, and the vesting of each tranche of restricted stock is subject to our achieving pre-tax income in excess of $2,000,000 in the fiscal year that the grant is made. Each tranche of restricted stock granted or to be granted from January 1, 2004 through January 1, 2008 is subject to a two-year vesting period, which may be accelerated to one year if we achieve certain earnings per share growth targets. Each tranche of restricted stock to be granted thereafter through January 1, 2010, is subject to a one-year vesting period. Finally, the agreement provides that Mr. Friedman upon his retirement at or after age 67 will receive a single-life annuity retirement payment equal to $975,000 a year for a period of 10 years, or in the event of his death during such retirement period, his estate will receive a death benefit equal to the difference between $2,925,000 and any prior retirement benefits previously paid to him; provided, however, that Mr. Friedman must agree to serve as Chairman Emeritus of our Board of Directors, if requested to do so by such Board.

Mr. Berman’s amended and restated employment agreement, pursuant to which he serves as our President and Chief Operating Officer, provides for an annual base salary in 2007 of $1,065,000. Mr. Berman’s agreement expires December 31, 2010. His base salary is subject to annual increases determined by our Board of Directors, but in an amount not less than $25,000 per annum. For our fiscal year ended December 31, 2006, Mr. Berman received a bonus of $250,000. For each fiscal year between 2007 through 2010, Mr. Berman’s bonus will depend on our achieving certain earnings per share growth targets, with such earnings per share growth targets to be determined annually by the Compensation Committee of our Board of Directors. Depending on the levels of earnings per share growth that we achieve in each fiscal year, Mr. Berman will receive an annual bonus of from 0% to up to 200% of his base salary. This bonus will be paid in accordance with the terms and conditions of our 2002 Stock Award and Incentive Plan. In addition, in consideration for modifying and replacing the pre-tax income formula provided in his prior employment agreement for determining his annual bonus, and for entering into the amended employment agreement, Mr. Berman was granted the right to be issued an aggregate of 1,080,000 shares of restricted stock. The first tranche of restricted stock, totaling 240,000 shares, was granted at the time the agreement became effective, and 120,000 shares were granted on each of January 1, 2004, 2005, 2006 and 2007 (or 480,000 shares in the aggregate). In each subsequent year of the employment agreement term, Mr. Berman will receive 120,000 shares of restricted stock. The grant of these shares is in accordance with our 2002 Stock Award and Incentive Plan, and the vesting of each tranche of restricted stock is subject to our achieving pre-tax income in excess of $2,000,000 in the fiscal year that the grant is made. Each tranche of restricted stock granted or to be granted from January 1, 2004 through January 1, 2008 is subject to a two-year vesting period, which may be accelerated to one year if we achieve certain earnings per share growth targets. Each tranche of restricted stock to be granted thereafter through January 1, 2010, is subject to a one-year vesting period.

Mr. Bennett’s amended and restated employment agreement, pursuant to which Mr. Bennett serves as our Executive Vice President and Chief Financial Officer, expired December 31, 2006. On February 12, 2007, the Board of Directors directed management to enter into a three year employment agreement with Mr. Bennett, pursuant to which he will receive (i) a base salary of $400,000 per year; (ii) an annual discretionary bonus of up to 50% of his annual base salary, based on performance; (iii) a $1,000 per month car allowance; and (iv) a one-time grant of 15,000 shares of restricted stock, vesting over four years in equal annual installments of 3,750 shares each commencing on the first anniversary of the grant provided he remains employed by us on each anniversary date. Such employment agreement has not yet been finalized.

If we terminate Mr. Friedman’s or Mr. Berman’s employment other than “for cause” or if such Named Officer resigns because of our material breach of the employment agreement or because we cause a material change in his employment, we are required to make a lump-sum severance payment in an amount equal to his base salary and bonus during the balance of the term of the employment agreement, based on his then applicable annual base salary and bonus. In the event of the termination of his employment under certain circumstances after a “Change of Control” (as defined in each employment agreement), we are required to make a one-time payment of an amount equal to 2.99 times of the “base amount” of such Named Officer determined in accordance with the applicable provisions of the Internal Revenue Code.

The foregoing is only a summary of the material terms of our employment agreements with the Named Officers. For a complete description, copies of such agreements are annexed herein in their entirety as exhibits or are otherwise incorporated herein by reference.

Employee Pension Plan

We sponsor for our U.S. employees (including the Named Officers), a defined contribution plan under Section 401(k) of the Internal Revenue Code. The plan provides that employees may defer up to 50% of their annual compensation subject to annual dollar limitations, and that we will make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation. Our matching contributions, which vest immediately, totaled $0.4 million, $0.5 million and $0.7 million for 2004, 2005 and 2006, respectively.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 14, 2007 with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each Named Officer, and (4) all our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)(2)	Amount and Nature of Beneficial Ownership(s)(3)		Percent of Outstanding Shares(4)
Third Avenue Management LLC	3,997,941	(5)	14.3%
Barclays Global Investors, N.A.	3,168,246	(6)	11.3
Dimensional Fund Advisors, LP.	2,355,969	(7)	8.4
FMR Corp.	2,281,263	(8)	8.1
AXA Financial, Inc.	1,431,508	(9)	4.9
Jack Friedman	793,497	(10)	2.8
Stephen G. Berman	580,122	(11)	2.1
Joel M. Bennett	72,773	(12)	*
Dan Almagor	42,154	(13)	*
David C. Blatte	95,700	(14)	*
Robert E. Glick	112,219	(15)	*
Michael G. Miller	102,844	(16)	*
Murray L. Skala	114,157	(17)	*
All directors and executive officers as a group (8 persons)	1,910,280	(18)	6.6%

*        Less than 1% of our outstanding shares.

(1)      Unless otherwise indicated, such person’s address is c/o JAKKS Pacific, Inc., 22619 Pacific Coast Highway, Malibu, California 90265.

(2)       The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the Securities and Exchange Commission. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The percentage of our outstanding shares is calculated by including among the shares owned by such person any shares which such person or entity has the right to acquire within 60 days after March 13, 2007. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

(3)       Except as otherwise indicated, exercises sole voting power and sole investment power with respect to such shares.

(4)       Does not include any shares of common stock issuable upon the conversion of $98.0 million of our 4.625% convertible senior notes due 2023, initially convertible at the rate of 50 shares of common stock per $1,000 principal amount at issuance of the notes (but subject to adjustment under certain circumstances as described in the notes).

(5)      The address of Third Avenue Management LLC is 622 Third Avenue, New York, NY 10017. Possesses sole voting power with respect to 3,946,172 of such shares and sole dispositive power with respect to all of such 3,997,941 shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on February 14, 2007.

(6)       The address of Barclays Global Investors, N.A. is 45 Fremont Street, San Francisco, CA 94105. Possesses sole voting power with respect to 3,036,833 of such shares and sole dispositive power with respect to all of such 3,168,246 shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on January 23, 2007.

(7)      The address of Dimensional Fund Advisors, LP (formerly known as Dimensional Fund Advisors, Inc.) is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on February 9, 2007.

(8)       The address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109. All the information with respect to this beneficial owner was extracted solely from its Schedule 13G/A filed on February 14, 2007.

(9)  The address of AXA Financial, Inc. is 1290 Avenue of the Americas, New York, NY 10104. Possesses sole voting power with respect to 651,044 of such shares and sole dispositive power with respect to all of such 1,431,508 shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed on February 13, 2007.

(10)     Includes 3,186 shares held in trusts for the benefit of children of Mr. Friedman. Also includes 175,000 shares of common stock issuable upon the conversion of options held by Mr. Friedman. Also includes 120,000 shares of common stock issued on January 1, 2007 pursuant to the terms of Mr. Friedman’s January 1, 2003 Employment Agreement, which shares are further subject to the terms of our January 1, 2007 Restricted Stock Award Agreement with Mr. Friedman (the “Friedman Agreement”). The Friedman Agreement provides that Mr. Friedman will forfeit his rights to all 120,000 shares unless certain conditions precedent are met prior to January 1, 2008, including the condition that our Pre-Tax Income (as defined in the Friedman Agreement) for 2006 exceeds $2,000,000, whereupon the forfeited shares will become authorized but unissued shares of our common stock. The Friedman Agreement further prohibits Mr. Friedman from selling, assigning, transferring, pledging or otherwise encumbering (a) 60,000 of the 120,000 shares prior to January 1, 2008 and (b) the remaining 60,000 shares prior to January 1, 2009; provided, however, that if our Pre-Tax Income for 2007 exceeds $2,000,000 and our Adjusted EPS Growth (as defined in the Friedman Agreement) for 2007 increases by certain percentages as set forth in the Friedman Agreement, the vesting of some or all of the 60,000 shares that would otherwise vest on January 1, 2009 will be accelerated to the date the Adjusted EPS Growth is determined. The Friedman Agreement further provides that Mr. Friedman is prohibited from selling, assigning, transferring, pledging or otherwise encumbering 30,000 shares issued him on January 1, 2006 until January 1, 2008.

(11)     Includes 175,000 shares of common stock issuable upon the conversion of options held by Mr. Berman. Also includes 120,000 shares of common stock issued on January 1, 2007 pursuant to the terms of Mr. Berman’s January 1, 2003 Employment Agreement, which shares are further subject to the terms of our January 1, 2007 Restricted Stock Award Agreement with Mr. Berman (the “Berman Agreement”). The Berman Agreement provides that Mr. Berman will forfeit his rights to all 120,000 shares unless certain conditions precedent are met prior to January 1, 2008, including the condition that our Pre-Tax Income (as defined in the Berman Agreement) for 2007 exceeds $2,000,000, whereupon the forfeited shares will become authorized but unissued shares of our common stock. The Berman Agreement further prohibits Mr. Berman from selling, assigning, transferring, pledging or otherwise encumbering (a) 60,000 of the 120,000 shares prior to January 1, 2008 and (b) the remaining 60,000 shares prior to January 1, 2009; provided, however, that if our Pre-Tax Income for 2007 exceeds $2,000,000 and our Adjusted EPS Growth (as defined in the Berman Agreement) for 2007 increases by certain percentages as set forth in the Berman Agreement, the vesting of some or all of the 60,000 shares that would otherwise vest on January 1, 2009 will be accelerated to the date the Adjusted EPS Growth is determined. The Berman Agreement further provides that Mr. Berman is prohibited from selling, assigning, transferring, pledging or otherwise encumbering 30,000 shares issued him on January 1, 2006 until January 1, 2008.

(12)     Does not include 15,000 shares of restricted common stock authorized by our Board of Directors to be granted to Mr. Bennett upon the execution of his new employment agreement (see “Executive Compensation- Employment Agreements”), which restricted shares will vest over four years in equal annual installments of 3,750 shares each.

(13)     Includes 29,644 shares which Mr. Almagor may purchase upon the exercise of certain stock options and 12,510 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 5,468 shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2008.

(14)     Includes 82,500 shares which Mr. Blatte may purchase upon the exercise of certain stock options and 13,200 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 5,468 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2008.

(15)     Includes 99,019 shares which Mr. Glick may purchase upon the exercise of certain stock options and 13,200 shares of Common Stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 5,468 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2008.

(16)     Includes 89,644 shares which Mr. Miller may purchase upon the exercise of certain stock options and 13,200 shares of Common Stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 5,468 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2008.

(17)     Includes 97,771 shares which Mr. Skala may purchase upon the exercise of certain stock options, 3,186 shares held by Mr. Skala as trustee under a trust for the benefit of Mr. Friedman’s minor child and 13,200 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 5,468 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2008.

(18)     Includes 3,186 shares held in a trust for the benefit of Mr. Friedman’s minor child and an aggregate of 748,578 shares which the directors and executive officers may purchase upon the exercise of certain stock options.

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a)	Transactions with Related Persons

One of our directors, Murray L. Skala, is a partner in the law firm of Feder, Kaszovitz, Isaacson, Weber, Skala, Bass & Rhine LLP, which has performed, and is expected to continue to perform, legal services for us. In 2006, we incurred approximately $2,382,661 for legal fees and $312,282 for reimbursable expenses payable to that firm. As of December 31, 2005 and 2006, legal fees and reimbursable expenses of $975,538 and $825,749, respectively, were payable to this law firm.

(b)	Review, Approval or Ratification of Transactions with Related Persons

Pursuant to our Code of Ethics (a copy of which may be found on our website, www.jakkspacific.com), all of our employees are required to disclose to our General Counsel, the Board of directors or any committee established by the Board of Directors to receive such information, any material transaction or relationship that reasonably could be expected to give rise to actual or apparent conflicts of interest between any of them, personally, and us. In addition, our Code of Ethics also directs all employees to avoid any self-interested transactions without full disclosure. This policy, which applies to all of our employees, is reiterated in our Employee Handbook which states that a violation of this policy could be grounds for termination. In approving or rejecting a proposed transaction, our General Counsel, Board of Directors or designated committee will consider the facts and circumstances available and deemed relevant, including but not limited to, the risks, costs, and benefits to us, the terms of the transactions, the availability of other sources for comparable services or products, and, if applicable, the impact on director independence. Upon concluding their review, they will only approve those agreements that, in light of known circumstances, are in or are not inconsistent with, our best interests, as they determine in good faith

(c)	Director Independence

For a description of our Board of Directors and its compliance with the independence requirements therefor as promulgated by the Securities and Exchange Commission and Nasdaq, see “Item 10- Directors, Executive Officers and Corporate Governance”.

Item 14. Principal Accountant Fees and Services.

Before our principal accountant is engaged by us to render audit or non-audit services, where required by the rules and regulations promulgated by the Securities and Exchange Commission and/or Nasdaq, such engagement is approved by the Audit Committee.

The following are the fees of BDO Seidman, LLP, our principal auditor since June 28, 2006, for services rendered in connection with the 2006 audit (all of which have been pre-approved by the Audit Committee):

2006
Audit Fees	$631,700
Audit Related Fees	$—
Tax Fees	$—
All Other Fees	$—

The following are the fees billed us by PKF, Certified Public Accountants, A Professional Corporation, our auditor from inception through and including March 31, 2006, for services rendered thereby during 2006 and 2005 (all of which have been pre-approved by the Audit Committee):

	2005	2006
Audit Fees	$731,579	$69,257
Audit Related Fees	$36,249	$—
Tax Fees	$53,436	$—
All Other Fees	$12,180	$30,988

Audit Fees consist of the aggregate fees for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided by our auditors in connection with our statutory and regulatory filings or engagements.

Audit Related Fees consist of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

Tax Fees consist of the aggregate fees billed for professional services rendered for tax consulting. Included in such Tax Fees were fees for consultancy, review, and advice related to our income tax provision and the appropriate presentation on our financial statements of the income tax related accounts.

All Other Fees consist of the aggregate fees billed for products and services provided by our auditors and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees. Included in such

Our Audit Committee has considered whether the provision of the non-audit services described above is compatible with maintaining our auditors’ independence and determined that such services are appropriate.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)   Financial Statements (included in Item 8):

• Reports of Independent Registered Public Accounting Firms

• Consolidated Balance Sheets as of December 31, 2005 and 2006

• Consolidated Statements of Operations for the years ended December 31, 2004, 2005 and 2006

• Consolidated Statements of Other Comprehensive Income for the years ended December 31, 2004, 2005 and 2006

• Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2005 and 2006

• Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2005 and 2006

• Notes to Consolidated Financial Statements

(2)   Financial Statement Schedules (included in Item 8)

• Schedule II — Valuation and Qualifying Accounts

(3)   Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2.1	By-Laws of the Company (2)

3.2.2	Amendment to By-Laws of the Company (3)

10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)

10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)

10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)

10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)

10.2	2002 Stock Award and Incentive Plan (8)

10.3	Amended and Restated Employment Agreement between the Company and Jack Friedman, dated as of March 26, 2003 (9)

10.4	Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of March 26, 2003 (9)

10.5	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (10)

10.6	Form of Restricted Stock Agreement (9)

14	Code of Ethics (11)

21	Subsidiaries of the Company (*)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Jack Friedman (*)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Joel Bennett (*)

32.1	Section 1350 Certification of Jack Friedman (*)

32.2	Section 1350 Certification of Joel Bennett (*)

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.

(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.

(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.

(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.

(9)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, filed March 31, 2003, and incorporated herein by reference.

(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.

(11)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2007	JAKKS PACIFIC, INC.

	By:	/s/ JACK FRIEDMAN
Jack Friedman Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ JACK FRIEDMAN Jack Friedman	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 15, 2007

/s/ JOEL M. BENNETT Joel M. Bennett	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2007

/s/ STEPHEN G. BERMAN Stephen G. Berman	Director	March 15, 2007

/s/ DAN ALMAGOR Dan Almagor	Director	March 15, 2007

/s/ DAVID C. BLATTE David C. Blatte	Director	March 15, 2007

/s/ ROBERT E. GLICK Robert E. Glick	Director	March 15, 2007

/s/ MICHAEL G. MILLER Michael G. Miller	Director	March 15, 2007

/s/ MURRAY L. SKALA Murray L. Skala	Director	March 15, 2007

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2.1	By-Laws of the Company (2)

3.2.2	Amendment to By-Laws of the Company (3)

10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)

10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)

10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)

10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)

10.2	2002 Stock Award and Incentive Plan (8)

10.3	Amended and Restated Employment Agreement between the Company and Jack Friedman, dated as of March 26, 2003 (9)

10.4	Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of March 26, 2003 (9)

10.5	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (10)

10.6	Form of Restricted Stock Agreement (9)

14	Code of Ethics (11)

21	Subsidiaries of the Company (*)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Jack Friedman (*)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Joel Bennett (*)

32.1	Section 1350 Certification of Jack Friedman (*)

32.2	Section 1350 Certification of Joel Bennett (*)

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.

(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.

(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.

(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.

(9)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, filed March 31, 2003, and incorporated herein by reference.

(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.

(11)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.

(*)	Filed herewith.