Form 10-Q
period 2007-03-31
JAKKS PACIFIC INC
filed 2007-05-10
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐     No   ☒࿠

The number of shares outstanding of the issuer’s common stock is 28,143,968 (as of May 10, 2007).

JAKKS PACIFIC, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Quarter Ended March 31, 2007

ITEMS IN FORM 10-Q

		Page

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets - December 31, 2006 and March 31, 2007 (unaudited)	2
	Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2006 and 2007 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2007 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Submission of Matters to a Vote of Security Holders	None
Item 5.	Other Information	None
Item 6.	Exhibits	35

Signatures		36
Exhibit 31.1		38
Exhibit 31.2		39
Exhibit 32.1		40
Exhibit 32.2		41

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2006	March 31, 2007
	(*)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$184,489	$192,033
Marketable securities	210	211
Accounts receivable, net of allowances for uncollectible accounts of $1,206 and $1,165, respectively	153,116	75,111
Inventory	76,788	69,001
Prepaid expenses and other current assets	26,543	21,726
Deferred income taxes	10,592	10,945
Total current assets	451,738	369,027
Property and equipment
Office furniture and equipment	8,299	8,671
Molds and tooling	36,600	37,956
Leasehold improvements	4,882	5,376
Total	49,781	52,003
Less accumulated depreciation and amortization	32,898	35,745
Property and equipment, net	16,883	16,258
Deferred income taxes	—	1,471
Investment in video game joint venture	14,873	16,394
Goodwill, net	337,999	338,007
Trademarks, net	19,568	19,568
Intangibles and other, net	40,833	37,415
Total assets	$881,894	$798,140
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$65,574	$31,047
Accrued expenses	54,664	28,077
Reserve for sales returns and allowances	32,589	18,098
Income taxes payable	18,548	7,713
Total current liabilities	171,375	84,935
Deferred income taxes	2,377	2,379
Income tax payable	—	8,093
Other liabilities	854	5,313
Convertible senior notes	98,000	98,000
Total liabilities	272,606	198,720
Stockholders’ equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 27,776,947 and 28,120,418 shares issued and outstanding, respectively	28	28
Additional paid-in capital	300,255	303,167
Retained earnings	312,432	299,668
Accumulated comprehensive loss	(3,427)	(3,443)
Total stockholders’ equity	609,288	599,420
Total liabilities and stockholders’ equity	$881,894	$798,140

(*)	Derived from audited financial statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended March 31, (Unaudited)
	2006	2007

Net sales	$107,244	$124,062
Cost of sales	63,081	78,554
Gross profit	44,163	45,508
Selling, general and administrative expenses	41,919	42,184
Income from operations	2,244	3,324
Profit from video game joint venture	757	1,495
Interest Income	1,415	1,514
Interest Expense	(1,133)	(1,571)
Income before provision for income taxes	3,283	4,762
Provision for income taxes	952	1,524
Net income	$2,331	$3,238
Earnings per share - basic	$0.09	$0.12
Earnings per share - diluted	$0.09	$0.12

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31, (Unaudited)
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,331	$3,238
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	6,021	6,427
Share-based compensation expense	2,367	2,117
Loss on disposal of property and equipment	—	92
Deferred income taxes	546	(9)
Change in operating assets and liabilities:
Accounts receivable	31,791	78,006
Inventory	5,925	7,814
Prepaid expenses and other current assets	(12,278)	4,824
Income tax receivable	(5,034)	—
Investment in video game joint venture	7,164	(1,680)
Accounts payable	(25,776)	(34,300)
Accrued expenses	(12,327)	(14,823)
Reserve for sales returns and allowances	(5,141)	(14,427)
Income taxes payable	(3,181)	(15,243)
Other liabilities	(35)	400
Total adjustments	(9,958)	19,198
Net cash provided (used) by operating activities	(7,627)	22,436
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for net assets acquired, net of cash acquired	(107,755)	(13,605)
Purchase of property and equipment	(1,781)	(2,310)
Purchase of other assets	(194)	(411)
Net purchase of marketable securities	—	(2)
Net cash used by investing activities	(109,730)	(16,328)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from stock options exercised	865	1,436
Net cash provided by financing activities	865	1,436
Foreign currency translation adjustment	(9)	—
Net increase (decrease) in cash and cash equivalents	(116,501)	7,544
Cash and cash equivalents, beginning of period	240,238	184,489
Cash and cash equivalents, end of period	$123,737	$192,033
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$8,641	$16,855
Interest	$—	$—

Non cash investing and financing activity:

In February 2006, the Company issued 150,000 shares of its common stock valued at approximately $3.4 million in connection with an acquisition (see Note 9).

During the three months ended March 31, 2006, two executive officers surrendered 110,736 shares of restricted stock at a value of $2.5 million to cover their income taxes due on the 2006 vesting of the restricted shares granted them in 2005. This restricted stock was subsequently retired by the Company.

During the three months ended March 31, 2007, two executive officers surrendered 83,644 shares of restricted stock at a value of $1.8 million to cover their income taxes due on the 2007 vesting of the restricted shares granted them in 2006. This restricted stock was subsequently retired by the Company

See Notes 8 and 9 for additional supplemental information to the consolidated statements of cash flows.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2007

Note 1 — Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with Management’s Discussion and Analysis of financial condition and results of operations and the financial statements and the notes thereto included in the Company’s Form 10-K, which contains financial information for the three years in the period ended December 31, 2006.

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

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers

The Company is a worldwide producer and marketer of children’s toys and related products, principally engaged in the design, production and marketing of traditional toys, including boys’ action figures, vehicles and playsets, craft and activity products, writing instruments, compounds, girls’ toys, plush, construction toys, and infant and preschool toys, as well as pet treats, toys and related pet products. Prior to 2006, the Company’s reportable segments were North America Toys, Pet Products and International. During 2006, the Company reorganized its business segments to conform to product groups that have become the focus of management review. The Company’s reportable segments are Traditional Toys, Craft/Activity/Writing Products, Seasonal/Outdoor Products, and Pet Products.

All segments include worldwide sales. Traditional Toys include boys’ action figures, vehicles and playsets, plush products, role-play and electronic toys. Craft/Activity/Writing Products include pens, pencils, stationery and drawing, painting and other craft related products. Seasonal/Outdoor Products include swimming pool toys, kites, remote control flying vehicles, squirt guns, and related products. Pet Products include pet treats, toys and related products.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers - (continued)

Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts as of December 31, 2006 and March 31, 2007 and for the three months ended March 31, 2006 and 2007 are as follows (in thousands):

	Three Months Ended March 31,
	2006	2007
Net Sales
Traditional Toys	$83,347	$102,515
Craft/Activity/Writing Products	13,063	9,167
Seasonal/Outdoor Products	8,464	8,209
Pet Products	2,370	4,171
	$107,244	$124,062

	Three Months Ended March 31,
	2006	2007
Operating Income
Traditional Toys	$1,744	$2,746
Craft/Activity/Writing Products	273	246
Seasonal/Outdoor Products	177	220
Pet Products	50	112
	$2,244	$3,324

	December 31,	March 31,
	2006	2007
Assets
Traditional Toys	$687,162	$621,292
Craft/Activity/Writing Products	119,883	113,042
Seasonal/Outdoor Products	56,784	48,253
Pet Products	18,065	15,553
	$881,894	$798,140

The following tables present information about the Company by geographic area as of December 31, 2006 and March 31, 2007 and for the three months ended March 31, 2006 and 2007 (in thousands):

	December 31, 2006	March 31, 2007
Long-lived Assets
United States	$352,959	$349,484
Hong Kong	60,814	59,878
	$413,773	$409,362

	Three Months Ended March 31,
	2006	2007
Net Sales by Geographic Area
United States	$92,499	$107,364
Europe	4,949	5,244
Canada	2,796	3,362
Hong Kong	3,122	4,682
Other	3,878	3,410
	$107,244	$124,062

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers - (continued)

Major Customers

Net sales to major customers for the three months ended March 31, 2006 and 2007 were as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2006		2007
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales

Wal-Mart	$26,956	25.1%	$38,290	30.9%
Toys ‘R’ Us	15,172	14.2%	14,200	11.5
Target	18,906	17.6%	18,859	15.2
	$61,034	56.9%	$71,349	57.6%

No other customer accounted for more than 10% of the Company’s total net sales.

At December 31, 2006 and March 31, 2007, the Company’s three largest customers accounted for approximately 78.1% and 77.9%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and warehouse costs, is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	December 31, 2006	March 31, 2007

Raw materials	$3,845	$2,497
Finished goods	72,943	66,504
	$76,788	$69,001

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

The Company’s reserve for sales returns and allowances amounted to $18.1 million as of March 31, 2007, compared to $32.6 million as of December 31, 2006. This decrease was due primarily to certain customers taking their allowances related to 2006 during the three months ended March 31, 2007. Additionally, sales for the first quarter 2007 were lower than sales for the fourth quarter 2006, which contributed to a lower sales return and allowances reserve balance as of March 31, 2007.

Note 5 — Convertible Senior Notes

In June 2003, the Company sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023 and received net proceeds of approximately $94.4 million. The notes are convertible into shares of the Company’s common stock at an initial conversion price of $20.00 per share, or 50 shares per note, subject to certain circumstances. The notes may be converted in each quarter subsequent to any quarter in which the closing price of the Company’s common stock is at or above a prescribed price for at least 20 trading days in the last 30 trading day period of the quarter. The prescribed price for the conversion trigger is $24.00 through June 30, 2010, and increases nominally each quarter thereafter. Cash interest is payable at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year. After June 15, 2010, interest will accrue on the outstanding notes until maturity. At maturity, the Company will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance, unless redeemed or converted earlier. The notes were not convertible as of March 31, 2007 and are not convertible during the second quarter of 2007.

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

Note 6 — Income Taxes

Provision for income taxes includes Federal, state and foreign income taxes at effective tax rates of 29% in 2006, and 32% in 2007, benefiting from a flat 17.5% tax rate on the Company’s income arising in, or derived from, Hong Kong for each of 2006 and 2007. The increase in the effective rate in 2007 is primarily due to a greater portion of income being derived from the United States. As of March 31, 2007, the Company had net deferred tax assets of approximately $10.0 million for which an allowance of $0.9 million has been provided since, in the opinion of management, realization of the future benefit is uncertain.

As of January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Until adoption of FIN 48, the Company’s policy has been to account for uncertainty in income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, which considered whether the tax benefit from an uncertain tax position was probable of being sustained. Under FIN 48, the tax benefit from uncertain tax positions may only be recognized if it is more likely than not that the tax position

Note 6 — Income Taxes (continued)

will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information.

The Company’s total unrecognized tax position (UTP) liabilities at FIN 48 adoption were $22.8 million, including $10.3 million of UTPs that were previously recognized as income tax expense and an increase in the liability for UTPs of $12.5 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. These unrecognized tax benefits are primarily due to income allocation issues between the United States and Hong Kong, and fixed asset depreciation in Hong Kong. The Company has also recognized an additional liability of $2.5 million for penalties and $2.8 million for interest on the potential tax liability. These amounts were also accounted for as a reduction in the January 1, 2007 balance of retained earnings, net of associated income tax benefit. Current interest on income tax liabilities is recognized as interest expense and penalties on income tax liabilities are recognized as other expense in the consolidated statement of operations.

Approximately $2.9 million of United States based, and $1.5 million of Hong Kong based unrecognized tax benefits will potentially become recognized during 2007 if the periods for which certain tax years are subject to examination were to expire. Under these circumstances, these amounts would be recognized in the 2007 income tax provision. The tax years 2001 through 2006 are still subject to examination in Hong Kong. The tax years 2003 through 2006 are still subject to examination in the United States and the tax years 2002 through 2006 are still subject to examination in California.

Note 7 — Earnings Per Share

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2006			2007
	Income	Weighted Average Shares	Per-Share	Income	Weighted Average Shares	Per-Share

Earnings per share - basic
Income available to common stockholders	$2,331	27,310	$0.09	$3,238	27,498	$0.12
Effect of dilutive securities:
Convertible senior notes	737	4,900		—	—
Options and warrants	—	407		—	362
Unvested restricted stock grants	—	—		—	124
Earnings per share - diluted
Income available to common stockholders plus assumed exercises and conversion	$3,068	32,617	$0.09	$3,238	27,984	$0.12

Basic earnings per share has been computed using the weighted average number of common shares outstanding excluding unvested restricted shares. Diluted earnings per share has been computed using the weighted average number of common shares and common share equivalents outstanding (which consist of warrants, options and convertible debt to the extent they are dilutive). For the three months ended March 31, 2007, the convertible senior notes interest and related common share equivalents of 4,900,000 were excluded from the diluted earnings per share calculation because they were anti-dilutive. Potentially dilutive stock options of 460,931 and 315,219 for the three months ended March 31, 2006 and 2007, respectively, were not included in the computation of diluted earning per share as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and to have included them would have been anti-dilutive.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 — Common Stock and Preferred Stock

The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.

In January 2007, the Company issued an aggregate of 240,000 shares of restricted stock to two of its executive officers, which vest 50% in each of January 2008 and 2009 subject to acceleration based on the Company achieving certain financial performance criteria, and an aggregate of 27,340 shares of restricted stock to its five non-employee directors, which vest in January 2008, at an aggregate value of approximately $5.8 million. During the three months ended March 31, 2007, the Company also issued 161,775 shares of common stock on the exercise of options for a total of $2.6 million, and 83,644 shares of restricted stock previously received by two executive officers were surrendered at a value of $1.8 million to cover their income taxes due on the 2007 vesting of the restricted shares granted them in 2006. This surrendered restricted stock was subsequently retired by the Company.

In January 2006, the Company issued an aggregate of 240,000 shares of restricted stock to two of its executive officers, 75% of which vested in January 2007 and the remaining 25% of which vests in January 2008, and an aggregate of 28,660 shares of restricted stock to its five non-employee directors, which vested in January 2007, at an aggregate value of approximately $5.6 million. During the three months ended March 31, 2006, the Company also issued 219,098 shares of common stock on the exercise of options for a total of $3.4 million, and 110,736 shares of restricted stock previously received by two executive officers were surrendered at a value of $2.5 million to cover their income taxes due on the 2006 vesting of the restricted shares granted them in 2005. This surrendered restricted stock was subsequently retired by the Company. In February 2006, the Company issued 150,000 shares of its common stock valued at approximately $3.3 million in connection with the acquisition of Creative Designs International, Ltd. and a related Hong Kong company, Arbor Toys Company Limited (collectively “Creative Designs”) (see Note 9). In 2006, the Company granted and issued an aggregate of 204,500 shares of restricted stock to its employees, which vest over a five-year period, at an aggregate value of approximately $3.4 million, which represents the fair market value at the grant date. In the three months ended March 31, 2007, 2,000 shares of the restricted stock granted to its employees were cancelled.

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

In February 2006, the Company acquired substantially all of the assets of Creative Designs. The total initial consideration of $111.1 million consisted of cash paid at closing in the amount of $101.7 million, the issuance of 150,000 shares of the Company’s common stock valued at approximately $3.3 million and the assumption of liabilities in the amount of $6.1 million, and resulted in the recording of goodwill in the amount of $53.6 million. Goodwill represents anticipated synergies to be gained via the combination of Creative Designs with the Company. In addition, the Company agreed to pay an earn-out of up to an aggregate of $20.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. For the year ended December 31, 2006, $6.9 million of the earn-out was earned and recorded as goodwill. Creative Designs is a leading designer and producer of dress-up and role-play toys. This acquisition expands our product offerings in the girls role-play and dress-up area and brings new product development and marketing talent to the Company. The Company’s results of operations have included Creative Designs from the date of acquisition.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Business Combinations (continued)

The amount of goodwill from the Creative Designs acquisition that is expected to be deductible for Federal and state income tax purposes is approximately $51.4 million. The total purchase price was allocated based on studies and valuations performed to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table (in thousands):

Estimated fair value of net assets:
Current assets acquired	$15,655
Property and equipment, net	1,235
Other assets	103
Liabilities assumed	(6,081)
Intangible assets other than goodwill	40,488
Goodwill	60,519
$111,919

The following unaudited pro forma information represents the Company’s consolidated results of operations as if the acquisition of Creative Designs had occurred on January 1, 2006 and after giving effect to certain adjustments including the elimination of certain general and administrative expenses and other income and expense items not attributable to ongoing operations, interest expense, and related tax effects. Such pro forma information does not purport to be indicative of operating results that would have been reported had the acquisition of Creative Designs actually occurred on January 1, 2006 or future operating results (in thousands, except per share data).

Three Months Ended March 31, 2006
Net sales	$120,127
Net income	$3,998
Earnings per share - basic	$0.15
Weighted average shares outstanding - basic	27,462
Earnings per share - diluted	$0.14
Weighted average shares and equivalents outstanding - diluted	32,767

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

The total purchase price of Play Along, including the earn-outs earned through December 31, 2006 in the aggregate amount of $23.4 million, which was allocated to goodwill, was allocated based on studies and valuations performed to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table (in thousands):

Estimated fair value of net assets:
Current assets acquired	$24,063
Property and equipment, net	546
Other assets	3,184
Liabilities assumed	(22,263)
Intangible assets other than goodwill	22,100
Goodwill	81,390
$109,020

Approximately $46.4 million of goodwill from the Play Along acquisition is expected to be deductible for Federal and state income tax purposes.

Note 10 — Joint Ventures

The Company owns a fifty percent interest in a joint venture with THQ Inc. (“THQ”) which develops, publishes and distributes interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture has entered into a license agreement with an initial license period expiring December 31, 2009 and a renewal period at the option of the joint venture expiring December 31, 2014 under which it acquired the exclusive worldwide right to publish video games on all hardware platforms. The Company’s investment is accounted for using the cost method due to the financial and operating structure of the venture and its lack of significant influence over the joint venture. The Company’s basis, which consists primarily of organizational costs, license costs and recoupable advances, is being amortized over the term of the initial license period. The joint venture agreement provided for the Company to receive guaranteed preferred returns through June 30, 2006 at varying rates of the joint venture’s net sales depending on the cumulative unit sales and platform of each particular game. The preferred return was subject to change after June 30, 2006 and was to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. The parties have not reached an agreement with respect to the preferred return for the Next Distribution Period and the Company anticipates that the reset, if any, of the preferred return will be determined through arbitration. On April 30, 2007, THQ filed an action in the Superior Court, Los Angeles County, to compel arbitration and to appoint an arbitrator pursuant to the relevant provisions of the agreement. The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned. Based on the same rates as set forth under the original joint venture agreement, an estimated receivable of $15.2 million for the cumulative preferred return for the period from July 1, 2006 to March 31, 2007 has been accrued as of March 31, 2007, pending the resolution of this outstanding issue. As of December 31, 2006 and March 31, 2007, the balance of the investment in the video game joint venture includes the following

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Joint Ventures (continued)

components (in thousands):

	December 31,	March 31,
	2006	2007
Preferred return receivable	$13,482	$15,162
Investment costs, net	1,391	1,232
	$14,873	$16,394

The Company’s joint venture partner retains the financial risk of the joint venture and is responsible for the day-to-day operations, including development, sales and distribution, for which they are entitled to any remaining profits. During three months ended March 31, 2006 and 2007, the Company earned $0.8 million and $1.5 million, respectively, in net profit from the joint venture.

Note 11 — Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2007 are as follows (in thousands):

	Traditional Toys	Craft/Activity/Writing Products	Seasonal/ Outdoor Products	Pet Products	Total
Balance at beginning of the period	$210,143	$82,826	$38,906	$6,124	$337,999
Adjustments to goodwill during the period	8	—	—	—	8
Balance at end of the period	$210,151	$82,826	$38,906	$6,124	$338,007

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

		December 31, 2006			March 31, 2007
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)

Amortized Intangible Assets:
Acquired order backlog	0.50	$1,298	$(1,298)	$—	$1,298	$(1,298)	$—
Licenses	4.75	58,699	(25,821)	32,878	58,699	(29,251)	29,448
Product lines	3.50	17,700	(17,700)	—	17,700	(17,700)	—
Customer relationships	6.25	3,646	(1,239)	2,407	3,646	(1,382)	2,264
Non-compete/Employment contracts	4.00	2,748	(1,753)	995	2,748	(1,927)	821
Debt offering costs	20.00	3,705	(662)	3,043	3,705	(708)	2,997
Total amortized intangible assets		87,796	(48,473)	39,323	87,796	(52,266)	35,530
Unamortized Intangible Assets:
Trademarks	indefinite	19,568	N/A	19,568	19,568	N/A	19,568
		$107,364	$(48,473)	$58,891	$107,364	$(52,266)	$55,098

Amortization expense related to limited life intangible assets was $4.2 million and $3.8 million, for the three months ended March 31, 2006 and 2007, respectively.

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

Under the Plan, share-based compensation payments may include the issuance of shares of restricted stock. In January 2007, the Company’s five non-employee directors each received annual grants of restricted stock at a value of $119,421 (or, for 2007, 5,468 shares per director) which vest after one year. In March 2003, two executive officers of the Company entered into employment agreements which provided, inter alia, for the issuance of (i) 240,000 shares of restricted stock (or 480,000 shares in the aggregate) upon the execution of such agreements; and (ii) 120,000 shares of restricted stock (or 240,000 shares in the aggregate) on January 1, 2004 and on each January 1 thereafter through and including January 1, 2010 (subject in each instance to the achievement by the Company of certain financial performance criteria and continuing employment by the respective executive).  The employment agreements further provided that one-half of the issued shares of restricted stock vest on each of the one and two year anniversaries of issuance, subject to acceleration based on the achievement of certain financial performance criteria.  To date, all restricted stock scheduled to have been issued through January 1, 2007 has been issued and, of such issued shares, 1,140,000 shares have vested; 180,000 shares are scheduled to vest on January 1, 2008; and (subject to acceleration based on the achievement of certain financial performance criteria) the remaining 120,000 shares are scheduled to vest on January 1, 2009. Included in the foregoing were issuances made in January 2006 and 2007, respectively, whereby the Company issued 268,660 shares of restricted stock at a value of $5.6 million and 267,340 shares of restricted stock at a value of $5.8 million to two executive officers and five non-employee directors of the Company. In 2006, the Company granted and issued an aggregate of 204,500 shares of restricted stock to its employees, which vest over a five-year period, at an aggregate value of approximately $3.4 million, which represents the fair market value at the grant date.

The Company accounts for grants of stock options and restricted stock in accordance with the revised Statement of Financial Accounting Standards No. 123 (“FAS 123R”), Share-Based Payment.

The Company issued no stock options during the three months ended March 31, 2007. The amount of share-based compensation expense recognized in the three months ended March 31, 2007 is based on options issued prior to January 1, 2006 and restricted stock issued during 2006 and the three months ended March 31, 2007, and ultimately expected to vest, and it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes the total share-based compensation expense and related tax benefits recognized for the three months ended March 31, 2006 and 2007 (in thousands):

	March 31,
	2006	2007

Stock option compensation expense	$571	$265
Tax benefit related to stock option compensation	$223	$103
Restricted stock compensation expense	$1,796	$1,852
Tax benefit related to restricted stock compensation	$700	$722

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Share-Based Payments (continued)

Stock option activity pursuant to the Plan for the three months ended March 31, 2007 is summarized as follows:

	Plan Stock Options
	Number of Shares	Weighted Average Exercise Price

Outstanding, December 31, 2006	1,462,378	$17.05
Granted	—	—
Exercised	(161,775)	$16.24
Forfeited	(19,575)	$19.60
Outstanding, March 31, 2007	1,281,028	$17.11

As of December 31, 2006, the Company had 268,660 shares of restricted stock outstanding, of which 208,660 vested during the first quarter of 2007 and the remaining 60,000 shares are scheduled to vest January 1, 2008. In January 2007, the Company issued 267,340 shares of restricted stock, 240,000 of which vest over a two-year period subject to acceleration and 27,340 of which vest over a one-year period. In 2006, the Company also issued an aggregate of 204,500 shares of restricted stock to certain of its non-officer employees, which vest over a five-year period beginning August 2007 and which remain unvested as of March 31, 2007.

Note 14 — Comprehensive Income

The table below presents the components of the Company’s comprehensive income for the three months ended March 31, 2006 and 2007 (in thousands):

	Three Months Ended March 31,
	2006	2007

Net income	$2,331	$3,238
Other comprehensive income (loss):
Foreign currency translation adjustment	(46)	(17)
Comprehensive income	$2,285	$3,221

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15 — Recent Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Under FIN 48, the tax benefit of uncertain tax positions may be recognized only if it is more likely than not that the tax position will be sustained, based solely on its technical merits presuming the tax authority has full knowledge of all relevant information. Additionally, FIN 48 provided guidance on the de-recognition, classification, and accounting in interim periods and disclosure requirements for uncertain tax positions. In the first quarter of 2007, the Company adopted FIN 48 which resulted in the recognition of an increased current and non-current income tax payable for unrecognized tax benefits of $12.5 million. The Company has also recognized an additional liability of $2.5 million for penalties and $2.8 million for interest on the income tax liability. These increases to the liabilities resulted in a reduction of $16.0 million to the January 1, 2007 balance of retained earnings, net of related tax benefits.

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

 On October 12, 2006, WWE commenced a lawsuit in Connecticut state court against THQ and THQ/JAKKS Pacific LLC (the “LLC”), involving a claim set forth above concerning allegedly improper sales of WWE video games in Japan and other countries in Asia (the “Connecticut Action”). The lawsuit seeks, among other things, a declaration that WWE is entitled to terminate the video game license and monetary damages and raised Connecticut Unfair Trade Practices Act (“CUTPA”) and contract claims against THQ and the LLC. A motion to strike the CUTPA claim was recently denied.

In March 2007, WWE filed a motion seeking leave to amend its complaint in the Connecticut Action to add the principal part of the state law claims present in the WWE Action to the Connecticut Action. That motion further sought, inter alia, to add the Company and Messrs. Friedman, Berman and Bennett as defendants in the Connecticut Action. The motion was argued on May 8, 2007 and was granted from the bench, subject to a decision that the schedule was suspended and no discovery matters would be addressed until pleading motions were resolved.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16 — Litigation (continued)

In connection with the joint venture with THQ (see Note 10), the Company receives its profit through a preferred return based on net sales of the joint venture, which was to be reset as of July 1, 2006. The agreement with THQ provides for the parties to agree on the reset of the preferred return or, if no agreement is reached, for arbitration of the issue. No agreement has been reached and the Company anticipates that the reset of the preferred return will be determined through arbitration. On April 30, 2007, THQ filed an action in the Superior Court, Los Angeles County, to compel arbitration and to appoint an arbitrator pursuant to the relevant provisions of the agreement. The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned. Based on the same rates as set forth under the original joint venture agreement, an estimated receivable of $15.2 million for the cumulative preferred return for the period from July 1, 2006 to March 31, 2007 has been accrued as of March 31, 2007, pending the resolution of this outstanding issue.

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

When we determine that the carrying value of long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net long-lived assets, including goodwill, amounted to $409.4 million as of March 31, 2007.

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

We accrue a tax reserve for additional income taxes and interest, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based on management’s assessment of all relevant information, and is periodically reviewed and adjusted as circumstances warrant. As of March 31, 2007, our income tax reserves are approximately $22.8 million and relate to the potential income tax audit adjustments, primarily in the areas of income allocation and transfer pricing.

Income taxes and interest and penalties related to income tax payable. We do not file a consolidated return with our foreign subsidiaries. We file Federal and state returns and our foreign subsidiaries each file Hong Kong returns, as applicable. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized as deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

As of January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be take in a tax return. As of the date of adoption, tax benefits that are subject to challenge by tax authorities are analyzed and accounted for in the income tax provision. The cumulative effect of the potential liability for unrecognized tax benefits prior to the adoption of FIN 48, along with the associated interest and penalties, are recognized as a reduction in the January 1, 2007 balance of retained earnings.

We recognize current period interest expense on the income tax liability for unrecognized tax benefits as interest expense, and penalties related to the income taxes payable as other expense in our consolidated statements of operations.

Share-Based Payments. We grant restricted stock and options to purchase our common stock to our employees (including officers) and non-employee directors under our 2002 Stock Award and Incentive Plan (“the Plan”), which incorporated our Third Amended and Restated 1995 Stock Option Plan. The benefits provided under the Plan are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (Revised) (SFAS 123R), Share-Based Payment. Effective January 1, 2006, we began to use the fair value method to apply the provisions of SFAS 123R. We estimate the value of share-based awards on the date of grant using the Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, cancellations, terminations, risk-free interest rate and expected dividends.

Recent Developments

In February 2006, we acquired substantially all of the assets of Creative Designs International, Ltd. and a related Hong Kong company, Arbor Toys Company Limited (collectively “Creative Designs”). The total initial consideration of $111.1 million consisted of cash paid at closing in the amount of $101.7 million, the issuance of 150,000 shares of our common stock at a value of approximately $3.3 million and the assumption of liabilities in the amount of $6.1 million, and resulted in the recording of goodwill in the amount of $53.6 million. Goodwill represents anticipated synergies to be gained via the combination of Creative Designs with our Company. In addition, we agreed to pay an earn-out of up to an aggregate of $20.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. For the year ended December 31, 2006, $6.9 million of the earn-out was earned and recorded as goodwill. Creative Designs is a leading designer and producer of dress-up and role-play toys. This acquisition expands our product offerings in the girls category and brings new product development and marketing talent to us. Our results of operations have included Creative Designs from the date of acquisition.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended March 31,
	2006	2007

Net sales	100.0%	100.0%
Cost of sales	58.8	63.3
Gross profit	41.2	36.7
Selling, general and administrative expenses	39.1	34.0
Income from operations	2.1	2.7
Profit from video game joint venture	0.7	1.2
Interest income	1.4	1.2
Interest expense	(1.1)	(1.3)
Income before provision for income taxes	3.1	3.8
Provision for income taxes	0.9	1.2
Net income	2.2%	2.6%

During 2006, we reorganized our business segments to conform to product groups that have become the focus of management review. The following unaudited table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Three Months Ended March 31,
	2006	2007

Net Sales
Traditional Toys	$83,347	$102,515
Craft/Activity/Writing Products	13,063	9,167
Seasonal/Outdoor Products	8,464	8,209
Pet Products	2,370	4,171
	107,244	124,062
Cost of Sales
Traditional Toys	50,071	64,988
Craft/Activity/Writing Products	5,786	5,843
Seasonal/Outdoor Products	5,477	5,332
Pet Products	1,747	2,391
	63,081	78,554
Gross Margin
Traditional Toys	33,276	37,527
Craft/Activity/Writing Products	7,277	3,324
Seasonal/Outdoor Products	2,987	2,877
Pet Products	623	1,780
	$44,163	$45,508

Comparison of the Three Months Ended March 31, 2007 and 2006

Net Sales

Traditional Toys. Net sales of our Traditional Toys segment were $102.5 million in 2007, compared to $83.3 million in 2006, representing an increase of $19.2 million, or 23.1%. The increase in net sales was primarily due to the full quarter impact of sales related to our Creative Designs line of products, which had incremental sales of $17.4 million and increases in sales of WWE actions figures and accessories, TV Games, Pokemon, In My Pocket toys, Speed Stacks and Snugglers, offset in part by decreases in sales of Dragonball Z action figures, wheels products, Sky Dancers, Doodle Bears, Dragon Flyz, Care Bears and Cabbage Patch Kids.

Craft/Activity/Writing Products. Net Sales of our Craft/Activity/Writing Products were $9.2 million in 2007, compared to $13.1 million in 2006, representing a decrease of $3.9 million, or 29.8%. The decrease in net sales was primarily due to decreases in sales of our Flying Colors activities products and our Pentech and Color Workshop writing instruments and related products.

Seasonal/Outdoor Products. Net sales of our Seasonal/Outdoor Products were $8.2 million in 2007, compared to $8.5 million in 2006, representing a decrease of $0.3 million, or 3.5%. The decrease in net sales was primarily due to decreases in sales of our Funnoodle pool toys and our Go Fly A Kite and junior sports products, offset in part by an increase in sales of our Fly Wheels XPV toys.

Pet Products. Net Sales of our Pet Pal line of products were $4.2 million in 2007, compared to $2.4 million in 2006, representing an increase of $1.8 million, or 75.0%. The increase is attributable to the expanding line of product and expanding distribution.

Cost of Sales

Traditional Toys. Cost of sales of our Traditional Toys segment was $65.0 million in 2007, compared to $50.1 million in 2006, representing an increase of $14.9 million or 29.7%. The increase primarily consisted of an increase in product costs of $11.9 million, which is in line with the higher volume of sales. Furthermore, royalty expense for our Traditional Toys segment increased by $2.5 million and as a percentage of net sales due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalty rates. Additionally, certain royalty advances and guarantees were written off for licensed product whose sell-off period had expired. Product costs as a percentage of sales increased due to the mix of the product sold and the sell-off of closeout product. Our depreciation of molds and tools increased by $0.5 million due to new products being sold in this segment.

Craft/Activity/Writing Products. Cost of sales of our Craft/Activity/Writing Products remained comparable at $5.8 million in 2007 with the $5.8 million in 2006. Although product costs remained comparable, product costs as a percentage of net sales increased primarily due to the mix of the product sold and sell-off of closeout product. Royalty expense also remained comparable year-over-year, but increased as a percentage of net sales due to changes in the product mix to more products with higher royalty rates, from products with lower royalty rates or proprietary products with no royalty rates. Additionally, our depreciation of molds and tools was comparable year-over-year.

Seasonal/Outdoor Products. Cost of sales of our Seasonal/Outdoor Products segment was $5.3 million in 2007, compared to $5.5 million in 2006, representing a decrease of $0.2 million, or 3.6%. The decrease primarily consisted of decreases in product costs of $0.2 million which were in line with the lower volume of sales, and royalty expense of $0.1 million. Our depreciation of molds and tools increased by $0.1 million, which was comparable year-over-year.

Pet Products. Cost of sales of our Pet Pal line of products was $2.4 million in 2007, compared to $1.7 million in 2006, representing an increase of $0.7 million, or 41.2%. The increase primarily consisted of increases in product costs of $0.4 million and royalty expense of $0.2 million, which were in line with the higher volume of sales. Additionally, our depreciation of molds and tools increased by $0.1 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $42.2 million in 2007 and $41.9 million in 2006, constituting 34.0% and 39.1% of net sales, respectively. The overall increase of $0.3 million in such costs was primarily due to the incremental overhead related to a full quarter operations of Creative Designs ($1.5 million) in 2007 (as compared to a partial quarter of operations in 2006 as a result of the February 2006 acquisition thereof), offset in part by decreases in amortization expense related to intangible assets other than goodwill ($0.4 million), stock-based compensation ($0.3 million) and other selling expenses ($1.8 million). Stock-based compensation expense decreased by $0.3 million from $2.4 million in 2006, compared to $2.1 million in 2007 mainly due to fewer unexercised stock options and comparable restricted stock expense year-over-year. The decrease in direct selling expenses is primarily due to efficiencies gained by closing two third-party warehouses by the end of the second quarter in 2006 and decreases in advertising and promotional expenses of $2.3 million in 2007 in support of several of our product lines, offset in part by a decrease in sales commission expense of $0.5 million. From time to time, we may increase or decrease our advertising efforts, if we deem it appropriate for particular products.

Profit from Video Game Joint Venture

Profit from our video game joint venture in 2007 increased to $1.5 million, as compared to $0.8 million in 2006, due to the strong performance of the new games released and stronger sales of existing titles in 2007 compared to 2006, where fewer new games were released. Furthermore, we devoted and allocated $0.4 million less of JAKKS’ overhead to the video joint venture. The amount of the preferred return we receive from the joint venture after June 30, 2006 became subject to change (see “Risk Factors”, infra, and Note 10 to the Notes to Condensed Consolidated Financial Statements (Unaudited), supra).

Interest Income.

Interest income in 2007 was $1.5 million, as compared to $1.4 million in 2006. The increase is due to higher average cash balances and higher interest rates during 2007 compared to 2006.

Interest Expense

Interest expense was $1.6 million and $1.1 million for 2007 and 2006, respectively. The increase is due to interest accrued pursuant to our January 1, 2007 adoption of the provisions of FIN 48. The amounts related to our convertible senior notes payable are comparable in 2007 and 2006.

Provision for Income Taxes

Provision for income taxes includes Federal, state and foreign income taxes at effective tax rates of 29% in 2006, and 32% in 2007, benefiting from a flat 17.5% tax rate on our income arising in, or derived from, Hong Kong for each of 2006 and 2007. The increase in the effective rate in 2007 is primarily due to a greater portion of income being derived from the United States. As of March 31, 2007, we had net deferred tax assets of approximately $10.0 million for which an allowance of $0.9 million has been provided since, in the opinion of management, realization of the future benefit is uncertain.

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

Recent Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Under FIN 48, the tax benefit of uncertain tax positions may be recognized only if it is more likely than not that the tax position will be sustained, based solely on its technical merits presuming the tax authority has full knowledge of all relevant information. Additionally, FIN 48 provided guidance on the de-recognition, classification, and accounting in interim periods and disclosure requirements for uncertain tax positions. In the first quarter of 2007, we adopted FIN 48 which resulted in the recognition of an increased current and non-current income tax payable for unrecognized tax benefits of $12.5 million. We have also recognized an additional liability of $2.5 million for penalties and $2.8 million for interest on the income tax liability. These increases to the liabilities resulted in a reduction of $16.0 million to the January 1, 2007 balance of retained earnings, net of related tax benefits.

Liquidity and Capital Resources

As of March 31, 2007, we had working capital of $284.1 million, compared to $280.4 million as of December 31, 2006. This increase was primarily attributable to our operating activities, offset in part by earn-out payments related to our Play Along and Creative Designs acquisitions.

Operating activities provided net cash of $22.4 million in 2007, as compared to having used cash of $7.6 million in 2006. Net cash was provided primarily by net income, non-cash charges and changes in working capital. Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 55 days as of March 31, 2007 which is comparable to the 57 days as of March 31, 2006. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of March 31, 2007, we had cash and cash equivalents of $192.0 million.

Our investing activities used net cash of $16.3 million in 2007, as compared to $109.7 million in 2006, consisting primarily of cash paid for the Creative Designs earn-out of $6.9, the Play Along earn-out of $6.7 million, and the purchase of office furniture and equipment and molds and tooling of $2.3 million used in the manufacture of our products and other assets. In 2006, our investing activities consisted primarily of cash paid for the purchase of net assets in the Creative Designs acquisition of $101.7 million, the Play Along earn-out of $6.7 million and the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products and other assets. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 12% payable on net sales of such products. As of March 31, 2007, these agreements required future aggregate minimum guarantees of $46.0 million, exclusive of $21.7 million in advances already paid. Of this $46.0 million future minimum guarantee, $21.5 million is due over the next twelve months.

Our financing activities provided net cash of $1.4 million in 2007, consisting of proceeds from the exercise of stock options. In 2006, financing activities provided net cash of $0.9 million, consisting of proceeds from the exercise of stock options.

In June 2003, we sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023 and received net proceeds of approximately $94.4 million. The notes are convertible into shares of our common stock at an initial conversion price of $20.00 per share, or 50 shares per note, subject to certain circumstances. The notes may be converted in each quarter subsequent to any quarter in which the closing price of our common stock is at or above a prescribed price for at least 20 trading days in the last 30 trading day period of the quarter. The prescribed price for the conversion trigger is $24.00 through June 30, 2010, and increases nominally each quarter thereafter. Cash interest is payable at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year. After June 15, 2010, interest will accrue on the outstanding notes until maturity. At maturity, we will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance, unless redeemed or converted earlier. The notes were not convertible as of March 31, 2007 and are not convertible during the second quarter of 2007.

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

In February 2006, we acquired substantially all of the assets of Creative Designs. The total initial consideration of $111.1 million consisted of $101.7 million in cash paid at closing, the issuance 150,000 shares of our common stock valued at approximately $3.3 million and the assumption of liabilities in the amount of $6.1 million, and resulted in the recording of goodwill in the amount of $53.6 million. Goodwill represents anticipated synergies to be gained via the combination of Creative Designs with our Company. In addition, we agreed to pay an earn-out of up to an aggregate amount of $20.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. For the year ended December 31, 2006, $6.9 million of the earn-out was earned and recorded as goodwill. Creative Designs is a leading designer and producer of dress-up and role-play toys. This acquisition expands our product offerings in the girls role-play and dress-up area and brings new product development and marketing talent to us. Our results of operations have included Creative Designs from the date of acquisition.

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

In June 2004, we purchased substantially all of the assets and assumed certain liabilities from Play Along. The total initial consideration of $108.0 million consisted of cash paid at closing in the amount of $70.8 million, the issuance of 749,005 shares of our common stock valued at $14.9 million, and the assumption of liabilities in the amount of $22.3 million, and resulted in the recording of goodwill of $58.0 million. In addition, we agreed to pay an earn-out of up to $10.0 million per year for the four calendar years following the acquisition up to an aggregate amount of $30.0 million based on the achievement of certain financial performance criteria which will be recorded as goodwill when and if earned. For the three years in the period ended December 31, 2006, $23.4 million of the earn-out was earned and recorded as goodwill. The maximum earn-out for the remaining year through December 31, 2007 is approximately $6.6 million. Play Along designs and produces traditional toys, which it distributes domestically and internationally. This acquisition expands our product offerings in the pre-school area and brings new product development and marketing talent to us. Our results of operations have included Play Along from the date of acquisition.

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

Interest Rate Risk

In June 2003, we issued convertible senior notes payable of $98.0 million with a fixed interest rate of 4.625% per annum, which remain outstanding as of March 31, 2007. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

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

On October 12, 2006, WWE commenced a lawsuit in Connecticut state court against THQ and THQ/JAKKS Pacific LLC (the “LLC”), involving a claim set forth above concerning allegedly improper sales of WWE video games in Japan and other countries in Asia (the “Connecticut Action”). The lawsuit seeks, among other things, a declaration that WWE is entitled to terminate the video game license and monetary damages and raised Connecticut Unfair Trade Practices Act (“CUTPA”) and contract claims against THQ and the LLC. A motion to strike the CUTPA claim was recently denied.

In March 2007, WWE filed a motion seeking leave to amend its complaint in the Connecticut Action to add the principal part of the state law claims present in the WWE Action to the Connecticut Action. That motion further sought, inter alia, to add our Company and Messrs. Friedman, Berman and Bennett as defendants in the Connecticut Action. The motion was argued on May 8, 2007 and was granted from the bench, subject to a decision that the schedule was suspended and no discovery matters would be addressed until pleading motions were resolved.

THQ and the LLC have stated that they believe the Connecticut Action is without merit and intend to defend themselves vigorously. However, because this action is in its preliminary stage, we cannot assure you as to the outcome, nor can we estimate the range of our potential losses, if any.

Our agreement with THQ provides for payment of a preferred return to us in connection with our joint venture (see Note 10, Joint Ventures). The preferred return is subject to change after June 30, 2006 and is to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. The parties have not reached an agreement with respect to the preferred return for the Next Distribution Period and we anticipate that the reset of the preferred return will be determined through arbitration. On April 30, 2007, THQ filed an action in the Superior Court, Los Angeles County, to compel arbitration and to appoint an arbitrator pursuant to the relevant provisions of the agreement. With respect to the matter of the change in the preferred return, we cannot assure you of the outcome.

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

The amount of preferred return that we receive from the joint venture is in dispute and a materially adverse determination of the amount thereof could adversely affect our results of operations.

The joint venture agreement provides for us to have received guaranteed preferred returns through June 30, 2006 at varying rates of the joint venture’s net sales depending on the cumulative unit sales and platform of each particular game. The preferred return was subject to change after June 30, 2006 and was to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. The parties have not reached an agreement with respect to the preferred return for the Next Distribution Period and we anticipate that the reset of the preferred return will be determined through arbitration. On April 30, 2007, THQ filed an action in the Superior Court, Los Angeles County, to compel arbitration and to appoint an arbitrator pursuant to the relevant provisions of the agreement. The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned. Based on the same rates as set forth under the original joint venture agreement, an estimated receivable of $15.2 million for the cumulative preferred return for the period from July 1, 2006 to March 31, 2007 has been accrued as of March 31, 2007, pending the resolution of this outstanding issue.

Any adverse change to the preferred return for the next distribution period as well as the ongoing performance of the joint venture may result in our experiencing reduced net income, which would adversely affect our results of operations.

We may not be able to sustain or manage our rapid growth, which may prevent us from continuing to increase our net revenues.

We have experienced rapid growth in our product lines resulting in higher net sales over the last six years, which was achieved through acquisitions of businesses, products and licenses. For example, revenues associated with companies we acquired since 2004 were approximately $11.8 million, $185.6 million and $67.1 million, for the three months ended March 31, 2007 and for the years ended December 31, 2006 and 2005, respectively, representing 9.5%, 24.3% and 10.1% of our total revenues for those periods. As a result, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

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

Our growth strategy depends in part upon our ability to acquire companies and new product lines. Revenues associated with our acquisitions since 2004 represented approximately 9.5%, 24.3% and 10.1% of our total revenues for the three months ended March 31, 2007 and the years ended December 31, 2006 and 2005, respectively. Future acquisitions will succeed only if we can effectively assess characteristics of potential target companies and product lines, such as:

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

Our three largest customers accounted for 57.6% and 58.7% of our net sales for the three months ended March 31, 2007 and the year ended December 31, 2006, respectively. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory also could adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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

We sell products and operate facilities in numerous countries outside the United States. For the three months ended March 31, 2007 and the year ended December 31, 2006, sales to our international customers comprised approximately 13.5% and 12.9%, respectively, of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers located principally in The People’s Republic of China (“China”) which are subject to the risks normally associated with international operations, including:

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

Goodwill is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill no longer be amortized but instead be periodically evaluated for impairment based on the fair value of the reporting unit. As at March 31, 2007, we have not had any impairment of Goodwill, which is reviewed on a quarterly basis and formally evaluated on an annual basis.

At March 31, 2007, approximately $338.0 million, or 42.3%, of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a further write-down of our goodwill. Reductions in our net income caused by the write-down of goodwill would adversely affect our results of operations.

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
——————
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

JAKKS PACIFIC, INC.

Date: May 10, 2007	By:	/s/ JOEL M. BENNETT
Joel M. Bennett
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Number	Description

3.1.1	Restated Certificate of Incorporation of the Company(1)
3.1.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company(2)
3.2.1	By-Laws of the Company(1)
3.2.2	Amendment to By-Laws of the Company(3)
4.1	Indenture, dated as of June 9, 2003, by and between the Registrant and Wells Fargo Bank, N.A.(4)
4.2	Form of 4.625% Convertible Senior Note(4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(5)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(5)
32.1	Section 1350 Certification of Chief Executive Officer(5)
32.2	Section 1350 Certification of Chief Financial Officer(5)
——————
(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(2)	Filed previously as exhibit 4.1.2 of the Company’s Registration Statement on Form S-3 (Reg. No. 333-74717), filed on March 9, 1999, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003, and incorporated herein by reference.

(5)	Filed herewith.