Form 10-Q
period 2007-09-30
JAKKS PACIFIC INC
filed 2007-11-08
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

——————
FORM 10-Q
——————

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

-OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 0-28104

——————
JAKKS Pacific, Inc.
(Exact Name of Registrant as Specified in Its Charter)
——————

Delaware	95-4527222
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

22619 Pacific Coast Highway Malibu, California	90265
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 456-7799
——————

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
——————
The number of shares outstanding of the issuer’s common stock is 28,234,256 (as of November 7, 2007).

JAKKS PACIFIC, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
Quarter Ended September 30, 2007

ITEMS IN FORM 10-Q

		Page

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets - December 31, 2006 and September 30, 2007 (unaudited)	2
	Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2006 and 2007 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2007 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	29

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Submission of Matters to a Vote of Security Holders	39
Item 5.	Other Information	None
Item 6.	Exhibits	40

Signatures		41
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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2006	September 30, 2007
	(*)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$184,489	$186,589
Marketable securities	210	216
Accounts receivable, net of allowances for uncollectible accounts of $1,206 and $1,199, respectively	153,116	209,056
Inventory	76,788	93,762
Prepaid expenses and other current assets	26,543	27,771
Deferred income taxes	10,592	8,537
Total current assets	451,738	525,931
Property and equipment
Office furniture and equipment	8,299	10,041
Molds and tooling	36,600	41,013
Leasehold improvements	4,882	4,909
Total	49,781	55,963
Less accumulated depreciation and amortization	32,898	35,427
Property and equipment, net	16,883	20,536
Deferred income taxes	—	1,566
Investment in video game joint venture	14,873	18,025
Goodwill, net	337,999	340,007
Trademarks, net	19,568	19,568
Intangibles and other, net	40,833	29,647
Total assets	$881,894	$955,280
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$65,574	$90,770
Accrued expenses	54,664	54,886
Reserve for sales returns and allowances	32,589	19,399
Income taxes payable	18,548	18,636
Total current liabilities	171,375	183,691
Deferred income taxes	2,377	2,244
Income tax payable	—	9,599
Other liabilities	854	6,003
Convertible senior notes	98,000	98,000
Total liabilities	272,606	299,537
Stockholders’ equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 27,776,947 and 28,228,631 shares issued and outstanding, respectively	28	28
Additional paid-in capital	300,255	307,145
Retained earnings	312,432	352,020
Accumulated comprehensive loss	(3,427)	(3,450)
Total stockholders’ equity	609,288	655,743
Total liabilities and stockholders’ equity	$881,894	$955,280
——————
(*)	Derived from audited financial statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2006	2007	2006	2007

Net sales	$295,789	$318,391	$527,075	$572,000
Cost of sales	182,906	194,341	320,750	357,147
Gross profit	112,883	124,050	206,325	214,853
Selling, general and administrative expenses	54,679	58,993	136,914	139,985
Income from operations	58,204	65,057	69,411	74,868
Profit (loss) from video game joint venture	(245)	908	732	3,117
Interest Income	1,029	1,814	3,530	5,120
Interest Expense	(1,133)	(692)	(3,400)	(3,854)
Income before provision for income taxes	57,855	67,087	70,273	79,251
Provision for income taxes	17,356	19,769	21,083	23,661
Net income	$40,499	$47,318	$49,190	$55,590
Earnings per share - basic	$1.46	$1.71	$1.79	$2.01
Earnings per share - diluted	$1.26	$1.45	$1.57	$1.75

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months EndedSeptember 30, (Unaudited)
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$49,190	$55,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,516	19,831
Share-based compensation expense	4,800	5,206
Loss on disposal of property and equipment	7	1,763
Deferred income taxes	2,216	2,169
Change in operating assets and liabilities:
Accounts receivable	(82,587)	(55,940)
Inventory	(18,241)	(16,947)
Prepaid expenses and other current assets	(14,265)	(1,221)
Investment in video game joint venture	7,950	(3,631)
Accounts payable	32,969	25,422
Accrued expenses	8,938	12,628
Reserve for sales returns and allowances	(2,498)	(13,125)
Income taxes payable	649	(2,814)
Other liabilities	(105)	1,090
Total adjustments	(41,651)	(25,569)
Net cash provided by operating activities	7,539	30,021
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for net assets acquired, net of cash acquired	(109,842)	(15,605)
Purchase of property and equipment	(7,718)	(13,773)
Purchase of other assets	(151)	(222)
Net purchase of marketable securities	—	(6)
Net cash used by investing activities	(117,711)	(29,606)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from stock options exercised	1,376	1,685
Tax benefit from stock options exercised	1,218	—
Net cash provided by financing activities	2,594	1,685
Foreign currency translation adjustment	306	—
Net increase (decrease) in cash and cash equivalents	(107,272)	2,100
Cash and cash equivalents, beginning of period	240,238	184,489
Cash and cash equivalents, end of period	$132,966	$186,589
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$17,004	$23,592
Interest	$2,266	$2,266

Non cash investing and financing activity:

In February 2006, the Company issued 150,000 shares of its common stock valued at approximately $3.3 million in connection with an acquisition (see Note 9).

In January and February 2006, two executive officers surrendered an aggregate of 110,736 shares of restricted stock at a value of $2.5 million to cover their income taxes due on the 2006 vesting of the restricted shares granted them in 2005. In May 2006, two executive officers surrendered an aggregate of 13,264 shares of restricted stock at a value of $0.3 million to cover their exercise of options to purchase an aggregate of 37,910 shares of common stock. This restricted stock was subsequently retired by the Company.

In January and March 2007, two executive officers surrendered an aggregate of 83,644 shares of restricted stock at a value of $1.8 million to cover their income taxes due on the 2007 vesting of the restricted shares granted them in 2006. This restricted stock was subsequently retired by the Company.

In June 2007, one executive officer surrendered 107,637 shares of common stock of the Company at a value of $2.8 million to cover his exercise of options to purchase 175,000 shares of common stock of the Company.

In August 2007, certain employees surrendered an aggregate of 1,200 shares of restricted stock at a value of $19,992 to cover their incomes taxes due on the 2007 vesting of the restricted shares granted them in 2006.

See Notes 8 and 9 for additional supplemental information to the consolidated statements of cash flows.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2007

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

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers

The Company is a worldwide producer and marketer of children’s toys and related products, principally engaged in the design, production, marketing and distribution of traditional toys, including boys’ action figures, vehicles and playsets, dolls, craft and activity products, writing instruments, compounds, girls’ toys, plush, construction toys, and infant and preschool toys, as well as pet treats, toys and related pet products.

The Company’s reportable segments are Traditional Toys, Craft/Activity/Writing Products, Seasonal/Outdoor Products, and Pet Products, each of which include worldwide sales. Traditional Toys include boys’ action figures, vehicles and playsets, plush products, role-play and electronic toys. Craft/Activity/Writing Products include pens, pencils, stationery and drawing, painting and other craft related products. Seasonal/Outdoor Products include swimming pool toys, kites, remote control flying vehicles, squirt guns, and related products. Pet Products include pet treats, toys and pet related products.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers - (continued)

Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts as of December 31, 2006 and September 30, 2007 and for the three and nine months ended September 30, 2006 and 2007 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net Sales
Traditional Toys	$266,088	$287,416	$448,737	$498,538
Craft/Activity/Writing Products	14,539	12,225	42,713	32,890
Seasonal/Outdoor Products	8,474	12,412	22,511	25,489
Pet Products	6,688	6,338	13,114	15,083
	$295,789	$318,391	$527,075	$572,000

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Operating Income
Traditional Toys	$52,359	$58,728	$61,230	$66,913
Craft/Activity/Writing Products	2,861	2,498	4,226	3,319
Seasonal/Outdoor Products	1,668	2,536	2,247	3,000
Pet Products	1,316	1,295	1,708	1,636
	$58,204	$65,057	$69,411	$74,868

	December 31,	September 30,
	2006	2007
Assets
Traditional Toys	$687,162	$746,072
Craft/Activity/Writing Products	119,883	130,177
Seasonal/Outdoor Products	56,784	51,592
Pet Products	18,065	27,439
	$881,894	$955,280

The following tables present information about the Company by geographic area as of December 31, 2006 and September 30, 2007 and for the three and nine months ended September 30, 2006 and 2007 (in thousands):

	December 31, 2006	September 30, 2007
Long-lived Assets
United States	$352,959	$348,368
Hong Kong	60,814	59,702
	$413,773	$408,070

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net Sales by Geographic Area
United States	$256,600	$262,002	$453,045	$476,492
Europe	10,223	16,295	22,662	29,497
Canada	13,300	12,656	20,409	19,176
Hong Kong	7,607	15,727	12,210	24,543
Other	8,059	11,711	18,749	22,292
	$295,789	$318,391	$527,075	$572,000

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers - (continued)

Major Customers

Net sales to major customers for the three and nine months ended September 30, 2006 and 2007 were as follows (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2007		2006		2007
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales

Wal-Mart	$78,766	26.6%	$42,941	13.5%	$126,914	24.1%	$108,812	19.0%
Toys ‘R’ Us	43,366	14.7	49,097	15.4	74,361	14.1	77,351	13.5
Target	38,167	12.9	33,275	10.5	86,406	16.4	76,957	13.5
	$160,299	54.2%	$125,313	39.4%	$287,681	54.6%	$263,120	46.0%

No other customer accounted for more than 10% of the Company’s total net sales.

At December 31, 2006 and September 30, 2007, the Company’s three largest customers accounted for approximately 78.1% and 55.0%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and warehouse costs, is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	December 31, 2006	September 30, 2007

Raw materials	$3,845	$2,650
Finished goods	72,943	91,112
	$76,788	$93,762

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 — Revenue Recognition and Reserve for Sales Returns and Allowances (continued)

The Company’s reserve for sales returns and allowances amounted to $19.4 million as of September 30, 2007, compared to $32.6 million as of December 31, 2006. This decrease was due primarily to certain customers taking their year-end allowances related to 2006 in the beginning of 2007. Additionally, customers have been consistently taking their 2007 allowances during 2007.

Note 5 — Convertible Senior Notes

In June 2003, the Company sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023 and received net proceeds of approximately $94.4 million. The notes are convertible into shares of the Company’s common stock at an initial conversion price of $20.00 per share, or 50 shares per note, subject to certain circumstances. The notes may be converted in each quarter subsequent to any quarter in which the closing price of the Company’s common stock is at or above a prescribed price for at least 20 trading days in the last 30 trading day period of the quarter. The prescribed price for the conversion trigger is $24.00 through June 30, 2010, and increases nominally each quarter thereafter. Cash interest is payable at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year. After June 15, 2010, interest will accrue on the outstanding notes until maturity. At maturity, the Company will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance, unless redeemed or converted earlier. The notes were not convertible as of September 30, 2007 and are not convertible during the fourth quarter of 2007.

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

Note 6 — Income Taxes

Provision for income taxes includes Federal, state and foreign income taxes at effective tax rates of 30.0% in 2006, and 29.9% in 2007, benefiting from a flat 17.5% tax rate on the Company’s income arising in, or derived from, Hong Kong for each of 2006 and 2007. The effective rate in 2007 reflects the recognition of certain discrete income tax adjustments recognized in the quarter ended September 30, 2007. These adjustments included the reconciliation of the 2006 income tax provision to the actual income tax liability as reflected in the Company’s income tax return, and the reduction in income tax expense due to the recognition of a previously recorded potential income tax liability for uncertain tax positions that are no longer subject to audit due to the closure of the audit period. These discrete items resulted in approximately a 2% reduction in the effective income tax rate for the nine months ended September 30, 2007. As of September 30, 2007, the Company had net deferred tax assets of approximately $7.9 million for which an allowance of $0.9 million has been provided since, in the opinion of management, realization of the future benefit is uncertain.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Income Taxes (continued)

The Company’s total unrecognized tax position (UTP) liabilities at FIN 48 adoption were $22.8 million, including $10.3 million of UTPs that were previously recognized as income tax expense and an increase in the liability for UTPs of $12.5 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. These unrecognized tax benefits are primarily due to income allocation issues between the United States and Hong Kong, and fixed asset depreciation in Hong Kong. The Company has also recognized an additional liability of $2.5 million for penalties and $2.8 million for interest on the potential tax liability. These amounts were accounted for as a reduction in the January 1, 2007 balance of retained earnings, net of related tax benefits. Current interest on income tax liabilities is recognized as interest expense and penalties on income tax liabilities are recognized as other expense in the consolidated statement of operations. During the nine months ended September 30, 2007, the Company accrued an additional $0.5 million of net interest expense, including the reversal of accrued interest of $0.7 related to uncertain tax positions in tax year 2003, which is no longer subject to audit by the Internal Revenue Service.

Approximately $1.1 million of United States based unrecognized tax benefits were recognized in the quarter ended September 30, 2007, and $1.5 million of Hong Kong based unrecognized tax benefits may become recognized during 2007 if the period for which certain tax years are subject to examination was to expire. The tax years 2001 through 2006 are still subject to examination in Hong Kong. Tax years 2004 through 2006 are still subject to examination in the United States and tax years 2002 through 2006 are still subject to examination in California.

Note 7 — Earnings Per Share

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2006			2007
	Income	Weighted Average Shares	Per-Share	Income	Weighted Average Shares	Per-Share

Earnings per share - basic
Income available to common stockholders	$40,499	27,694	$1.46	$47,318	27,733	$1.71
Effect of dilutive securities:
Convertible senior notes	737	4,900		737	4,900
Options and warrants	—	142		—	260
Unvested restricted stock grants	—	—		—	252
Earnings per share - diluted
Income available to common stockholders plus assumed exercises and conversion	$41,236	32,736	$1.26	$48,055	33,145	$1.45

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Earnings Per Share (continued)

	Nine Months Ended September 30,
	2006			2007
	Income	Weighted Average Shares	Per-Share	Income	Weighted Average Shares	Per-Share

Earnings per share - basic
Income available to common stockholders	$49,190	27,514	$1.79	$55,590	27,640	$2.01
Effect of dilutive securities:
Convertible senior notes	2,210	4,900		2,210	4,900
Options and warrants	—	317		—	344
Unvested restricted stock grants	—	—		—	199
Earnings per share - diluted
Income available to common stockholders plus assumed exercises and conversion	$51,400	32,731	$1.57	$57,800	33,083	$1.75

Basic earnings per share has been computed using the weighted average number of common shares outstanding including unvested restricted shares. Diluted earnings per share has been computed using the weighted average number of common shares and common share equivalents outstanding (which consist of warrants, options and convertible debt to the extent they are dilutive). Potentially dilutive stock options of 668,894 and nil for the three months ended September 30, 2006 and 2007, respectively, and 489,940 and 13 for the nine months ended September 30, 2006 and 2007, respectively, were excluded from the computation of diluted earning per share as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and to have included them would have been anti-dilutive.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 — Common Stock and Preferred Stock

The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.

In January 2007, the Company issued an aggregate of 240,000 shares of restricted stock to two of its executive officers, which vest 50% in each of January 2008 and 2009 subject to acceleration based on the Company achieving certain financial performance criteria, and an aggregate of 27,340 shares of restricted stock to its five non-employee directors, which vest in January 2008, at an aggregate value of approximately $5.8 million. In July 2007, the Company issued 15,000 shares of restricted stock at a value of $0.5 million to an executive officer, which vests one-third on each of December 31, 2007, 2008 and 2009. During the nine months ended September 30, 2007, the Company also issued 210,575 shares of common stock on the exercise of options at a value of $3.5 million, and 83,644 shares of restricted stock previously received by two executive officers were surrendered at a value of $1.8 million to cover their income taxes due on the 2007 vesting of the restricted shares granted them in 2006. This surrendered restricted stock was subsequently retired by the Company. Additionally, one executive officer surrendered 107,637 shares of common stock of the Company at a value of $2.8 million to cover his exercise of options to purchase 175,000 shares of common stock of the Company. In August 2007, certain employees surrendered an aggregate of 1,200 shares of restricted stock at a value of $19,992 to cover their incomes taxes on the 2007 vesting of the restricted shares granted them in 2006.

In January 2006, the Company issued an aggregate of 240,000 shares of restricted stock to two of its executive officers, 75% of which vested in January 2007 and the remaining 25% of which vests in January 2008, and an aggregate of 28,660 shares of restricted stock to its five non-employee directors, which vested in January 2007, at an aggregate value of approximately $5.6 million. During the nine months ended September 30, 2006, the Company also issued 283,968 shares of common stock on the exercise of options at a value of $3.9 million, and 110,736 shares of restricted stock previously received by two executive officers were surrendered at a value of $2.5 million to cover their income taxes due on the 2006 vesting of the restricted shares granted them in 2005. This surrendered restricted stock was subsequently retired by the Company. In May 2006, two executive officers surrendered an aggregate of 13,264 shares of restricted stock at a value of $0.3 million to cover their exercise of options to purchase an aggregate of 37,910 shares of common stock. This restricted stock was subsequently retired by the Company. In February 2006, the Company issued 150,000 shares of its common stock valued at approximately $3.3 million in connection with the acquisition of Creative Designs International, Ltd. and a related Hong Kong company, Arbor Toys Company Limited (collectively “Creative Designs”) (see Note 9). In 2006, the Company granted and issued an aggregate of 204,500 shares of restricted stock to its employees, which vest over a five-year period, at an aggregate value of approximately $3.4 million, which represents the fair market value at the grant date. As of September 30, 2007, 157,925 shares remained unvested.

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

Nine Months Ended September 30, 2006

Net sales	$539,957
Net income	$50,857
Earnings per share - basic	$1.84
Weighted average shares outstanding - basic	27,611
Earnings per share - diluted	$1.62
Weighted average shares and equivalents outstanding - diluted	32,760

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Joint Venture

The Company owns a fifty percent interest in a joint venture with THQ Inc. (“THQ”) which develops, publishes and distributes interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture has entered into a license agreement with an initial license period expiring December 31, 2009 and a renewal period at the option of the joint venture expiring December 31, 2014 under which it acquired the exclusive worldwide right to publish video games based on the WWE franchise on all hardware platforms. The Company’s investment is accounted for using the cost method due to the financial and operating structure of the venture and its lack of significant influence over the joint venture. The Company’s basis, which consists primarily of investment costs, license costs and recoupable advances, is being amortized over the term of the initial license period. The joint venture agreement provided for the Company to receive guaranteed preferred returns through June 30, 2006 at varying rates of the joint venture’s net sales depending on the cumulative unit sales and platform of each particular game. The preferred return was subject to change after June 30, 2006 and was to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. The parties have not reached an agreement with respect to the preferred return for the Next Distribution Period and the Company anticipates that the reset, if any, of the preferred return will be determined through arbitration. On April 30, 2007, THQ filed an action in the Superior Court, Los Angeles County, to compel arbitration and to appoint an arbitrator pursuant to the relevant provisions of the agreement. An order was issued that identified five potential arbitrators. The parties did not agree on an arbitrator. The Company served notices of disqualification on four of the potential arbitrators; THQ objected; and the Court struck the disqualification notices and appointed an arbitrator. The Company then utilized its right to strike that arbitrator. The Company further appealed the Court’s order with respect to the disqualification and the appellate court took the appeal and stayed the proceedings. The appeal is in the process of being briefed and will be heard in December 2007. The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned. Based on the same rates as set forth under the original joint venture agreement, an estimated receivable of $17.1 million for the cumulative preferred return for the period from July 1, 2006 to September 30, 2007 has been accrued as of September 30, 2007, pending the resolution of this outstanding issue. As of December 31, 2006 and September 30, 2007, the balance of the investment in the video game joint venture includes the following components (in thousands):

	December 31,	September 30,
	2006	2007
Preferred return receivable	$13,482	$17,113
Investment costs, net	1,391	912
	$14,873	$18,025

The Company’s joint venture partner retains the financial risk of the joint venture and is responsible for the day-to-day operations, including development, sales and distribution, for which they are entitled to any remaining profits. During the three months ended September 30, 2006 and 2007, the Company incurred a loss of $0.2 million and earned a profit of $0.9 million, respectively, from the joint venture. During the nine months ended September 30, 2006 and 2007, the Company earned $0.7 million and $3.1 million, respectively, in net profit from the joint venture.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 — Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 are as follows (in thousands):

	Traditional Toys	Craft/Activity/Writing Products	Seasonal/ Outdoor Products	Pet Products	Total
Balance at beginning of the period	$210,143	$82,826	$38,906	$6,124	$337,999
Adjustments to goodwill during the period	8	—	—	2,000	2,008
Balance at end of the period	$210,151	$82,826	$38,906	$8,124	$340,007

As of June 30, 2007, the Company had accrued an earn-out payment in the amount of $2.0 million related to its Pet Pal acquisition, which was paid during the three months ended September 30, 2007.

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

		December 31, 2006			September 30, 2007
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)

Amortized Intangible Assets:
Acquired order backlog	0.50	$1,298	$(1,298)	$—	$1,298	$(1,298)	$—
Licenses	4.77	58,699	(25,821)	32,878	58,699	(36,115)	22,584
Product lines	3.45	17,700	(17,700)	—	17,700	(17,700)	—
Customer relationships	6.23	3,646	(1,239)	2,407	3,646	(1,670)	1,976
Non-compete/Employment contracts	4.00	2,748	(1,753)	995	2,748	(2,253)	495
Debt offering costs	20.00	3,705	(662)	3,043	3,705	(801)	2,904
Total amortized intangible assets		87,796	(48,473)	39,323	87,796	(59,837)	27,959
Unamortized Intangible Assets:
Trademarks	indefinite	19,568	N/A	19,568	19,568	N/A	19,568
		$107,364	$(48,473)	$58,891	$107,364	$(59,837)	$47,527

Amortization expense related to limited life intangible assets was $3.8 million and $3.8 million for the three months ended September 30, 2006 and 2007, respectively, and $11.9 million and $11.4 million for the nine months ended September 30, 2006 and 2007, respectively.

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

Under the Plan, share-based compensation payments may include the issuance of shares of restricted stock. In January 2007, the Company’s five non-employee directors each received annual grants of restricted stock valued at $119,421 as provided for in the Plan (which, for 2007, translated into 5,468 shares per director), all of which vest after one year. In March 2003, two executive officers of the Company entered into employment agreements which provided, inter alia, for the issuance of (i) 240,000 shares of restricted stock (or 480,000 shares in the aggregate) upon the execution of such agreements; and (ii) 120,000 shares of restricted stock (or 240,000 shares in the aggregate) on January 1, 2004 and on each January 1 thereafter through and including January 1, 2010 (subject in each instance to the achievement by the Company of certain financial performance criteria and continuing employment by the respective executive).  The employment agreements further provided that one-half of the issued shares of restricted stock vest on each of the one and two year anniversaries of issuance, subject to acceleration based on the achievement of certain financial performance criteria.  To date, all restricted stock scheduled to have been issued through January 1, 2007 has been issued and, of such issued shares, 1,140,000 shares have vested; 180,000 shares are scheduled to vest on January 1, 2008; and (subject to acceleration based on the achievement of certain financial performance criteria) the remaining 120,000 shares are scheduled to vest on January 1, 2009. Included in the foregoing were issuances made in January 2006 and 2007, respectively, whereby the Company issued 268,660 shares of restricted stock at a value of $5.6 million and 267,340 shares of restricted stock at a value of $5.8 million to two executive officers and five non-employee directors of the Company. In July 2007, the Company issued 15,000 shares of restricted stock at a value of $0.5 million to an executive officer, which vests one-third on each of December 31, 2007, 2008 and 2009. In 2006, the Company granted and issued an aggregate of 204,500 shares of restricted stock to its employees, which vest over a five-year period, at an aggregate value of approximately $3.4 million, which represents the fair market value at the grant date.

The Company accounts for grants of stock options and restricted stock in accordance with the revised Statement of Financial Accounting Standards No. 123 (“FAS 123R”), Share-Based Payment.

The Company issued no stock options during the nine months ended September 30, 2007. The amount of share-based compensation expense recognized in the three and nine months ended September 30, 2007 is based on options issued prior to January 1, 2006 and restricted stock issued during 2006 and the nine months ended September 30, 2007, and ultimately expected to vest, and it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes the total share-based compensation expense and related tax benefits recognized for the three and nine months ended September 30, 2006 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007

Stock option compensation expense	$403	$241	$1,438	$753
Tax benefit related to stock option compensation	$137	$95	$496	$268
Restricted stock compensation expense	$663	$1,255	$3,362	$4,453
Tax benefit related to restricted stock compensation	$251	$487	$1,303	$1,509

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Share-Based Payments (continued)

Stock option activity pursuant to the Plan for the nine months ended September 30, 2007 is summarized as follows:

	Plan Stock Options
	Number of Shares	Weighted Average Exercise Price

Outstanding, December 31, 2006	1,462,378	$17.05
Granted	—	—
Exercised	(385,575)	$16.50
Forfeited	(221,246)	$16.86
Outstanding, September 30, 2007	885,557	$17.34

As of December 31, 2006, the Company had 268,660 shares of restricted stock outstanding, of which 208,660 vested during the first quarter of 2007 and the remaining 60,000 shares are scheduled to vest January 1, 2008. In January 2007, the Company issued 267,340 shares of restricted stock, 147,340 shares of which vest after one year; and 120,000 shares of which vest after 2 years (but which vesting is subject to performance-based acceleration); and all of which are subject to forfeiture prior to vesting if certain pre-determined conditions are not met. In July 2007, the Company issued 15,000 shares of restricted stock at a value of $0.5 million to an executive officer, which vests one-third on each of December 31, 2007, 2008 and 2009, and which are subject to forfeiture prior to vesting if employment is terminated.  In 2006, the Company also issued an aggregate of 204,500 shares of restricted stock to certain of its non-officer employees, which vest over a five-year period beginning August 2007, and which are subject to forfeiture prior to vesting if employment is terminated. As of September 30, 2007, 19,500 shares were forfeited and 157,925 shares remained unvested.

Note 14 — Comprehensive Income

The table below presents the components of the Company’s comprehensive income for the three and nine months ended September 30, 2006 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007

Net income	$40,499	$47,318	$49,190	$55,590
Other comprehensive income (loss):
Foreign currency translation adjustment	130	(13)	269	(24)
Comprehensive income	$40,629	$47,305	$49,459	$55,566

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15 — Recent Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Under FIN 48, the tax benefit of uncertain tax positions may be recognized only if it is more likely than not that the tax position will be sustained, based solely on its technical merits presuming the tax authority has full knowledge of all relevant information. Additionally, FIN 48 provided guidance on the de-recognition, classification, and accounting in interim periods and disclosure requirements for uncertain tax positions. In the first quarter of 2007, the Company adopted FIN 48 which resulted in the recognition of an increased current and non-current income tax payable for unrecognized tax benefits of $12.5 million. The Company has also recognized an additional liability of $2.5 million for penalties and $2.8 million for interest on the income tax liability. These increases to the liabilities resulted in a reduction of $16.0 million to the January 1, 2007 balance of retained earnings, net of related tax benefits. Current interest on income tax liabilities is recognized as interest expense and penalties on income tax liabilities are recognized as other expense in the consolidated statement of operations. During the nine months ended September 30, 2007, the Company accrued an additional $0.5 million of net interest expense.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16 — Litigation (continued)

 In connection with the joint venture with THQ (see Note 10), the Company receives its profit through a preferred return based on net sales of the joint venture, which was to be reset as of July 1, 2006. The agreement with THQ provides for the parties to agree on the reset of the preferred return or, if no agreement is reached, for arbitration of the issue. No agreement has been reached and the Company anticipates that the reset of the preferred return will be determined through arbitration. On April 30, 2007, THQ filed an action in the Superior Court, Los Angeles County, to compel arbitration and to appoint an arbitrator pursuant to the relevant provisions of the agreement. An order was issued that identified five potential arbitrators. The parties did not agree on an arbitrator. The Company served notices of disqualification on four of the potential arbitrators; THQ objected; and the Court struck the disqualification notices and appointed an arbitrator. The Company then utilized its right to strike that arbitrator. The Company further appealed the Court’s order with respect to the disqualification and the appellate court took the appeal and stayed the proceedings. The appeal is in the process of being briefed and will be heard in December 2007. The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned. Based on the same rates as set forth under the original joint venture agreement, an estimated receivable of $17.1 million for the cumulative preferred return for the period from July 1, 2006 to September 30, 2007 has been accrued as of September 30, 2007, pending the resolution of this outstanding issue.

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

When we determine that the carrying value of long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net long-lived assets, including goodwill, amounted to $408.1 million as of September 30, 2007.

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

We accrue a tax reserve for additional income taxes and interest, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based on management’s assessment of all relevant information, and is periodically reviewed and adjusted as circumstances warrant. As of September 30, 2007, our income tax reserves were approximately $21.5 million and related to the potential income tax audit adjustments, primarily in the areas of income allocation and transfer pricing.

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

We recognize current period interest expense and the reversal of previously recognized interest expense that has been determined to not be assessable due to the expiration of the related audit period on the income tax liability for unrecognized tax benefits as interest expense, and penalties and penalty reversals related to the income taxes payable as other expense in our consolidated statements of operations.

Share-Based Payments. We grant restricted stock and options to purchase our common stock to our employees (including officers) and non-employee directors under our 2002 Stock Award and Incentive Plan (the “Plan”), which incorporated the shares remaining under our Third Amended and Restated 1995 Stock Option Plan. The benefits provided under the Plan are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (Revised) (SFAS 123R), Share-Based Payment. Effective January 1, 2006, we began to use the fair value method to apply the provisions of SFAS 123R. We estimate the value of share-based awards on the date of grant using the Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, cancellations, terminations, risk-free interest rates and expected dividends.

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

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.8	61.0	60.9	62.4
Gross profit	38.2	39.0	39.1	37.6
Selling, general and administrative expenses	18.5	18.6	26.0	24.5
Income from operations	19.7	20.4	13.1	13.1
Profit (loss) from video game joint venture	(0.1)	0.3	0.1	0.5
Interest income	0.3	0.6	0.7	0.9
Interest expense	(0.3)	(0.2)	(0.6)	(0.7)
Income before provision for income taxes	19.6	21.1	13.3	13.8
Provision for income taxes	5.9	6.2	4.0	4.1
Net income	13.7%	14.9%	9.3%	9.7%

The following unaudited table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007

Net Sales
Traditional Toys	$266,088	$287,416	$448,737	$498,538
Craft/Activity/Writing Products	14,539	12,225	42,713	32,890
Seasonal/Outdoor Products	8,474	12,412	22,511	25,489
Pet Products	6,688	6,338	13,114	15,083
	295,789	318,391	527,075	572,000
Cost of Sales
Traditional Toys	166,118	175,375	276,691	309,643
Craft/Activity/Writing Products	8,529	7,570	21,989	21,114
Seasonal/Outdoor Products	4,325	7,409	13,796	16,563
Pet Products	3,934	3,987	8,274	9,827
	182,906	194,341	320,750	357,147
Gross Profit
Traditional Toys	99,970	112,041	172,046	188,895
Craft/Activity/Writing Products	6,010	4,655	20,724	11,776
Seasonal/Outdoor Products	4,149	5,003	8,715	8,926
Pet Products	2,754	2,351	4,840	5,256
	$112,883	$124,050	$206,325	$214,853

Comparison of the Three Months Ended September 30, 2007 and 2006

Net Sales

Traditional Toys. Net sales of our Traditional Toys segment were $287.4 million in 2007, compared to $266.1 million in 2006, representing an increase of $21.3 million, or 8.0%. The increase in net sales was primarily due to increases in sales of WWE and Pokemon action figures and accessories, role-play and dress-up toys, Creative Designs dress-up and role-play toys, Bio-Bytes, Eye Clops Bionic Eye, Child Guidance pre-school toys, Hannah Montana dolls and accessories, In My Pocket toys, Cheetah Girls toys, Care Bears and Sweet Secrets toys, offset in part by decreases in sales of Dragonball Z action figures, JAKKS dolls, TV Games, Telestory, Vmigo, wheels products, Sky Dancers, Snugglers, Doodle Bears, Trolls and Cabbage Patch Kids.

Craft/Activity/Writing Products. Net Sales of our Craft/Activity/Writing Products were $12.2 million in 2007, compared to $14.5 million in 2006, representing a decrease of $2.3 million, or 15.9%. The decrease in net sales was primarily due to a decrease in sales of our Flying Colors and Vivid Velvet activities products, offset in part by an increase in sales of our Pentech writing instruments and related products.

Seasonal/Outdoor Products. Net sales of our Seasonal/Outdoor Products were $12.4 million in 2007, compared to $8.4 million in 2006, representing an increase of $4.0 million, or 47.6%. The increase in net sales was primarily due to increases in sales of our Fly Wheels XPV products, which were launched in the third quarter of 2006, and Funnoodle pool toys, offset in part by decreases in sales of our RC Flight toys and our Go Fly A Kite and junior sports products.

Pet Products. Net Sales of our Pet Pal line of products were $6.3 million in 2007, compared to $6.7 million in 2006, representing a decrease of $0.4 million, or 6.0%. The decrease is attributable to a decrease in seasonal sales to certain large customers, offset in part by an increase in sales to smaller customers.

Cost of Sales

Traditional Toys. Cost of sales of our Traditional Toys segment was $175.4 million in 2007, compared to $166.1 million in 2006, representing an increase of $9.3 million, or 5.6%. The increase primarily consisted of an increase in product costs of $6.0 million, which is in line with the higher volume of sales. Product costs as a percentage of sales decreased due to the mix of the product sold. Furthermore, royalty expense for our Traditional Toys segment increased by $2.9 million and as a percentage of net sales due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalty rates. Additionally, certain royalty advances and guarantees were written off for licensed product whose sell-off period had expired or that was projected to not recoup the advances through future sales or meet its contractual minimum guaranty. Our depreciation of molds and tools increased by $0.4 million due to the depreciation of new products being sold in this segment.

Craft/Activity/Writing Products. Cost of sales of our Craft/Activity/Writing Products segment was $7.6 million in 2007, compared to $8.5 million in 2006, representing a decrease of $0.9 million, or 10.6%. The decrease consisted of a decrease in product costs of $1.1 million, which is in line with the lower volume of sales. Product costs as a percentage of net sales increased primarily due to the mix of the product sold and sell-off of closeout product. Royalty expense remained comparable year-over-year, but increased as a percentage of net sales due to changes in the product mix to more products with higher royalty rates, from products with lower royalty rates or proprietary products with no royalty rates. Additionally, our depreciation of molds and tools was comparable year-over-year.

Seasonal/Outdoor Products. Cost of sales of our Seasonal/Outdoor Products segment was $7.4 million in 2007, compared to $4.3 million in 2006, representing an increase of $3.1 million, or 72.1%. The increase primarily consisted of an increase in product costs of $2.5 million, which was in line with the higher volume of sales. Product costs as a percentage of net sales increased due to the mix of the product sold. Furthermore, royalty expense for our Seasonal/Outdoor segment increased by $0.4 million and as a percentage of net sales due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalty rates. Our depreciation of molds and tools increased by $0.2 million.

Pet Products. Cost of sales of our Pet Pal line of products was $4.0 million in 2007, compared to $3.9 million in 2006, representing an increase of $0.1 million, or 2.6%. Although product costs were comparable year-over-year, product costs as a percentage of net sales increased primarily due to the mix of the product sold. Royalty expense decreased by $0.1 million, which was in line with the lower volume of sales. Additionally, our depreciation of molds and tools was comparable year-over-year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $58.9 million in 2007 and $54.7 million in 2006, constituting 18.6% and 18.5% of net sales, respectively. The overall increase of $4.2 million in such costs was primarily due to increases in general and administrative expenses ($4.5 million), product development ($1.4 million) and stock based compensation ($0.4 million), offset in part by decreases in other selling expenses ($1.8 million). The increase in general and administrative expenses is primarily due to increases in salary and payroll taxes ($1.6 million) to support our growing business and less allocation of JAKKS’ overhead to the video joint venture ($0.4 million), bonus expense ($2.7 million) based on a stronger EPS growth target in 2007 compared to 2006, donation expense ($0.7 million) due to increased donations of product to charitable organizations and travel and entertainment expense ($0.6 million), offset in part by decreases in other expenses ($0.6 million) as a result of the reversal of FIN 48 penalties related to income taxes payable and lower legal fees ($0.2 million). Stock-based compensation expense increased by $0.4 million from $1.1 million in 2006, compared to $1.5 million in 2007, primarily due to higher restricted stock expense year-over-year, partially offset by lower option compensation expense as a result of fewer unexercised stock options. The decrease in direct selling expenses is primarily due to a decrease in advertising and promotional expenses of $3.4 million in 2007 in support of several of our product lines, offset in part by an increase in other direct selling expenses ($1.8 million). From time to time, we may increase or decrease our advertising efforts, if we deem it appropriate for particular products.

Profit (loss) from Video Game Joint Venture

Profit from our video game joint venture in 2007 increased to $0.9 million, as compared to a loss of $0.2 million in 2006, due to the strong performance of the new Smackdown vs. Raw 2007 game and stronger sales of existing titles in 2007 compared to 2006. Furthermore, we devoted and allocated $0.4 million less of JAKKS’ overhead to the video joint venture. The amount of the preferred return we will receive from the joint venture after June 30, 2006 became subject to change (see “Risk Factors”, infra, and Note 10 to the Notes to Condensed Consolidated Financial Statements (Unaudited), supra).

Interest Income

Interest income in 2007 was $1.8 million, as compared to $1.0 million in 2006. The increase is due to higher average cash balances and higher interest rates during 2007 compared to 2006.

Interest Expense

Interest expense was $0.7 million and $1.1 million for 2007 and 2006, respectively. The decrease is due to the reversal of a FIN 48 potential interest liability related to uncertain tax position in tax year 2003, which is no longer subject to audit, offset in part by interest accrued pursuant to our January 1, 2007 adoption of the provisions of FIN 48. The amounts related to our convertible senior notes payable are comparable in 2007 and 2006.

Provision for Income Taxes

Provision for income taxes includes Federal, state and foreign income taxes at effective tax rates of 30.0% in 2006, and 29.5% in 2007, benefiting from a flat 17.5% tax rate on our income arising in, or derived from, Hong Kong for each of 2006 and 2007. The effective rate in 2007 reflects the recognition of certain discrete income tax adjustments recognized in the quarter ended September 30, 2007. These adjustments included the reconciliation of the 2006 income tax provision to the actual income tax liability as reflected in the Company’s income tax return, and the reduction in income tax expense due to the recognition of a previously recorded potential income tax liability for uncertain tax positions that are no longer subject to audit due to the closure of the audit period. These discrete items resulted in approximately a 2% reduction in the effective income tax rate for the three months ended September 30, 2007. As of September 30, 2007, the Company had net deferred tax assets of approximately $7.9 million for which an allowance of $0.9 million has been provided since, in the opinion of management, realization of the future benefit is uncertain.

Comparison of the Nine Months Ended September 30, 2007 and 2006

Net Sales

Traditional Toys. Net sales of our Traditional Toys segment were $498.5 million in 2007, compared to $448.7 million in 2006, representing an increase of $49.8 million, or 11.1%. The increase in net sales was primarily due to impact of sales related to our Creative Designs line of products for the full nine months ended September 30, 2007, as compared to only a part of the nine months ended September 30, 2006 (as a result of the February 2006 acquisition of Creative Designs), which had incremental sales of $17.4 million, and increases in sales of WWE, Pokemon and Rocky action figures and accessories, role-play and dress-up toys, Bio-Bytes, Eye Clops Bionic Eye, Child Guidance pre-school toys, Hannah Montana dolls and accessories, In My Pocket toys, Cheetah Girls toys and Sweet Secrets toys, offset in part by decreases in sales of Dragonball Z action figures, JAKKS dolls, TV Games, wheels products, Telestory, Vmigo, Sky Dancers, Doodle Bears, Dragon Flyz, Trolls, Care Bears and Cabbage Patch Kids.

Craft/Activity/Writing Products. Net Sales of our Craft/Activity/Writing Products were $32.9 million in 2007, compared to $42.7 million in 2006, representing a decrease of $9.8 million, or 23.0%. The decrease in net sales was primarily due to decreases in sales of our Flying Colors and Vivid Velvet activities products and our Pentech and Color Workshop writing instruments and related products.

Seasonal/Outdoor Products. Net sales of our Seasonal/Outdoor Products were $25.5 million in 2007, compared to $22.5 million in 2006, representing an increase of $3.0 million, or 13.3%. The increase in net sales was primarily due to increases in sales of our Funnoodle pool toys and our Fly Wheels XPV toys, which were launched in the third quarter of 2006, offset in part by decreases in sales of RC Flight toys and our Go Fly A Kite and junior sports products.

Pet Products. Net Sales of our Pet Pal line of products were $15.1 million in 2007, compared to $13.1 million in 2006, representing an increase of $2.0 million, or 15.3%. The increase is attributable to the expanding line of products and expanding distribution.

Cost of Sales

Traditional Toys. Cost of sales of our Traditional Toys segment was $309.6 million in 2007, compared to $276.7 million in 2006, representing an increase of $32.9 million, or 11.9%. The increase primarily consisted of an increase in product costs of $24.6 million, which is in line with the higher volume of sales. Product costs as a percentage of sales remained comparable year-over-year. Furthermore, royalty expense for our Traditional Toys segment increased by $6.9 million and as a percentage of net sales due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalty rates. Additionally, certain royalty advances and guarantees were written off for licensed product whose sell-off period had expired or was projected to not recoup the advances through future sales or meet its contractual minimum guaranty. Our depreciation of molds and tools increased by $1.4 million due to the depreciation of new products being sold in this segment.

Craft/Activity/Writing Products. Cost of sales of our Craft/Activity/Writing Products segment was $21.1 million in 2007, compared to $22.0 million in 2006, representing a decrease of $0.9 million, or 4.1%. The decrease consisted of a decrease in product costs of $0.9 million, which is in line with the lower volume of sales. Product costs as a percentage of net sales increased primarily due to the mix of the product sold and sell-off of closeout product. Royalty expense remained comparable year-over-year, but increased as a percentage of net sales due to changes in the product mix to more products with higher royalty rates, from products with lower royalty rates or proprietary products with no royalty rates. Additionally, our depreciation of molds and tools was comparable year-over-year.

Seasonal/Outdoor Products. Cost of sales of our Seasonal/Outdoor Products segment was $16.6 million in 2007, compared to $13.8 million in 2006, representing an increase of $2.8 million, or 20.3%. The increase primarily consisted of an increase in product costs of $2.2 million which was in line with the higher volume of sales. Product costs as a percentage of net sales increased due to the mix of the product sold. Furthermore, royalty expense for our Seasonal/Outdoor segment increased by $0.4 million and as a percentage of net sales due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalty rates. Our depreciation of molds and tools increased by $0.2 million.

Pet Products. Cost of sales of our Pet Pal line of products was $9.8 million in 2007, compared to $8.3 million in 2006, representing an increase of $1.5 million, or 18.1%. The increase primarily consisted of an increase in product costs of $1.1 million, which is in line with the higher volume of sales. Product costs as a percentage of net sales increased primarily due to the mix of the product sold. Royalty expense increased by $0.3 million , which was in line with the higher volume of sales. Additionally, our depreciation of molds and tools was comparable year-over-year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $140.0 million in 2007 and $136.9 million in 2006, constituting 24.5% and 26.0% of net sales, respectively. The overall increase of $3.1 million in such costs was primarily due to increases in general and administrative expenses ($7.5 million), the incremental overhead related to a full quarter impact of operations of Creative Designs ($1.5 million) for the three months ended March 31, 2007 (as compared to a partial quarter of operations for the three months ended March 31, 2006 as a result of the February 2006 acquisition thereof), product development ($0.9 million) and stock based compensation ($0.4 million), offset in part by decreases in other selling expenses ($6.7 million), and amortization expense related to intangible assets other than goodwill ($0.5 million). The increase in general and administrative expenses is primarily due to an increase in salary and payroll taxes ($5.0 million) to support our growing business and less allocation of JAKKS’ overhead to the video joint venture ($1.2 million), bonus expense ($2.1 million) based on a stronger EPS growth target in 2007 compared to 2006, and travel and entertainment expense ($1.0 million), offset in part by decreases in other expenses ($0.6 million) as a result of the reversal of FIN 48 penalties related to income taxes payable and bad debt expense ($0.8 million). The decrease in direct selling expenses is primarily due to a decrease in advertising and promotional expenses of $8.8 million in 2007 in support of several of our product lines, offset in part by an increase in sales commissions ($0.3 million) and other direct selling expenses. From time to time, we may increase or decrease our advertising efforts, if we deem it appropriate for particular products.

Profit (loss) from Video Game Joint Venture

Profit from our video game joint venture in 2007 increased to $3.1 million, as compared to $0.7 million in 2006, due to the strong performance of the new Smackdown vs. Raw 2007 game and stronger sales of existing titles in 2007 compared to 2006. Furthermore, we devoted and allocated $1.2 million less of JAKKS’ overhead to the video joint venture. The amount of the preferred return we will receive from the joint venture after June 30, 2006 became subject to change (see “Risk Factors”, infra, and Note 10 to the Notes to Condensed Consolidated Financial Statements (Unaudited), supra).

Interest Income

Interest income in 2007 was $5.1 million, as compared to $3.5 million in 2006. The increase is due to higher average cash balances and higher interest rates during 2007 compared to 2006.

Interest Expense

Interest expense was $3.9 million and $3.4 million for 2007 and 2006, respectively. The increase is due to net interest accrued pursuant to our January 1, 2007 adoption of the provisions of FIN 48. The amounts related to our convertible senior notes payable were comparable in 2007 and 2006.

Provision for Income Taxes

Provision for income taxes includes Federal, state and foreign income taxes at effective tax rates of 30.0% in 2006, and 29.9% in 2007, benefiting from a flat 17.5% tax rate on the Company’s income arising in, or derived from, Hong Kong for each of 2006 and 2007. The effective rate in 2007 reflects the recognition of certain discrete income tax adjustments recognized in the quarter ended September 30, 2007. These adjustments included the reconciliation of the 2006 income tax provision to the actual income tax liability as reflected in the Company’s income tax return, and the reduction in income tax expense due to the recognition of a previously recorded potential income tax liability for uncertain tax positions that are no longer subject to audit due to the closure of the audit period. These discrete items resulted in approximately a 2% reduction in the effective income tax rate for the nine months ended September 30, 2007. As of September 30, 2007, the Company had net deferred tax assets of approximately $7.9 million for which an allowance of $0.9 million has been provided since, in the opinion of management, realization of the future benefit is uncertain.

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

Recent Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Under FIN 48, the tax benefit of uncertain tax positions may be recognized only if it is more likely than not that the tax position will be sustained, based solely on its technical merits presuming the tax authority has full knowledge of all relevant information. Additionally, FIN 48 provided guidance on the de-recognition, classification, and accounting in interim periods and disclosure requirements for uncertain tax positions. In the first quarter of 2007, we adopted FIN 48 which resulted in the recognition of an increased current and non-current income tax payable for unrecognized tax benefits of $12.5 million. We have also recognized an additional liability of $2.5 million for penalties and $2.8 million for interest on the income tax liability. These increases to the liabilities resulted in a reduction of $16.0 million to the January 1, 2007 balance of retained earnings, net of related tax benefits. Current interest on income tax liabilities is recognized as interest expense and penalties on income tax liabilities are recognized as other expense in the consolidated statement of operations. During the nine months ended September 30, 2007, we accrued an additional $0.5 million of net interest expense.

Liquidity and Capital Resources

As of September 30, 2007, we had working capital of $342.2 million, compared to $280.4 million as of December 31, 2006. This increase was primarily attributable to our operating activities, offset in part by earn-out payments related to our Play Along, Creative Designs and Pet Pal acquisitions.

Operating activities provided net cash of $30.0 million in 2007, as compared to $7.5 million in 2006. Net cash was provided primarily by net income, non-cash charges and changes in working capital. Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 59 days as of September 30, 2007, slightly higher than the 56 days as of September 30, 2006. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of September 30, 2007, we had cash and cash equivalents of $186.6 million.

Our investing activities used net cash of $29.6 million in 2007, as compared to $117.7 million in 2006, consisting primarily of cash paid for the Creative Designs earn-out of $6.9 million, the Play Along earn-out of $6.7 million, the Pet Pal earn-out of $2.0 million and the purchase of office furniture and equipment and molds and tooling of $13.8 million used in the manufacture of our products and other assets. In 2006, our investing activities consisted primarily of cash paid for the purchase of net assets in the Creative Designs acquisition of $101.7 million, the Play Along earn-out of $6.7 million, the Pet Pal earn-out of $1.5 million and the purchase of office furniture and equipment and molds and tooling of $7.7 million used in the manufacture of our products and other assets. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 14% payable on net sales of such products. As of September 30, 2007, these agreements required future aggregate minimum guarantees of $40.7 million, exclusive of $28.2 million in advances already paid. Of this $40.7 million future minimum guarantee, $18.9 million is due over the next twelve months.

Our financing activities provided net cash of $1.7 million in 2007, consisting of proceeds from the exercise of stock options. In 2006, financing activities provided net cash of $1.4 million, consisting of proceeds from the exercise of stock options and the tax benefit from stock options exercised.

In June 2003, we sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023 and received net proceeds of approximately $94.4 million. The notes are convertible into shares of our common stock at an initial conversion price of $20.00 per share, or 50 shares per note, subject to certain circumstances. The notes may be converted in each quarter subsequent to any quarter in which the closing price of our common stock is at or above a prescribed price for at least 20 trading days in the last 30 trading day period of the quarter. The prescribed price for the conversion trigger is $24.00 through June 30, 2010, and increases nominally each quarter thereafter. Cash interest is payable at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year. After June 15, 2010, interest will accrue on the outstanding notes until maturity. At maturity, we will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance, unless redeemed or converted earlier. The notes were not convertible as of September 30, 2007 and are not convertible during the fourth quarter of 2007.

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

In February 2006, we acquired substantially all of the assets of Creative Designs. The total initial consideration of $111.1 million consisted of $101.7 million in cash paid at closing, the issuance of 150,000 shares of our common stock valued at approximately $3.3 million and the assumption of liabilities in the amount of $6.1 million, and resulted in the recording of goodwill in the amount of $53.6 million. Goodwill represented anticipated synergies to be gained via the combination of Creative Designs with our Company. In addition, we agreed to pay an earn-out of up to an aggregate amount of $20.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which was or will be recorded as goodwill when and if earned. For the year ended December 31, 2006, $6.9 million of the earn-out was earned and recorded as goodwill. Creative Designs is a leading designer and producer of dress-up and role-play toys. This acquisition expanded our product offerings in the girls role-play and dress-up area and brought new product development and marketing talent to us. Our results of operations have included Creative Designs from the date of acquisition.

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

Interest Rate Risk

In June 2003, we issued convertible senior notes payable of $98.0 million with a fixed interest rate of 4.625% per annum, which remain outstanding as of September 30, 2007. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

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

Our agreement with THQ provides for payment of a preferred return to us in connection with our joint venture. The preferred return is subject to change after June 30, 2006 and is to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. The parties have not reached an agreement with respect to the preferred return for the Next Distribution Period and we anticipate that the reset of the preferred return will be determined through arbitration. On April 30, 2007, THQ filed an action in the Superior Court, Los Angeles County, to compel arbitration and to appoint an arbitrator pursuant to the relevant provisions of the agreement. An order was issued that identified five potential arbitrators. The parties did not agree on an arbitrator. We served notices of disqualification on four of the potential arbitrators; THQ objected; and the Court struck the disqualification notices and appointed an arbitrator. We then utilized our right to strike that arbitrator. We further appealed the Court’s order with respect to the disqualification and the appellate court took the appeal and stayed the proceedings. The appeal is in the process of being briefed and will be heard in December 2007. With respect to the matter of the change in the preferred return, we cannot assure you of the outcome.

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

The joint venture agreement provides for us to have received guaranteed preferred returns through June 30, 2006 at varying rates of the joint venture’s net sales depending on the cumulative unit sales and platform of each particular game. The preferred return was subject to change after June 30, 2006 and was to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. The parties have not reached an agreement with respect to the preferred return for the Next Distribution Period and we anticipate that the reset of the preferred return will be determined through arbitration. On April 30, 2007, THQ filed an action in the Superior Court, Los Angeles County, to compel arbitration and to appoint an arbitrator pursuant to the relevant provisions of the agreement. An order was issued that identified five potential arbitrators. The parties did not agree on an arbitrator. We served notices of disqualification on four of the potential arbitrators; THQ objected; and the Court struck the disqualification notices and appointed an arbitrator. We then utilized our right to strike that arbitrator. We further appealed the Court’s order with respect to the disqualification and the appellate court took the appeal and stayed the proceedings. The appeal is in the process of being briefed and will be heard in December 2007. The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned. Based on the same rates as set forth under the original joint venture agreement, an estimated receivable of $17.1 million for the cumulative preferred return for the period from July 1, 2006 to September 30, 2007 has been accrued as of September 30, 2007, pending the resolution of this outstanding issue.

Any adverse change to the preferred return for the next distribution period, as well as the ongoing performance of the joint venture, may result in our experiencing reduced net income, which would adversely affect our results of operations.

We may not be able to sustain or manage our rapid growth, which may prevent us from continuing to increase our net revenues.

We have experienced rapid growth in our product lines resulting in higher net sales over the last six years, which was achieved through acquisitions of businesses, products and licenses. For example, revenues associated with companies we acquired since 2004 were approximately $11.8 million, $185.6 million and $67.1 million for the nine months ended September 30, 2007 and for the years ended December 31, 2006 and 2005, respectively, representing 2.1%, 24.3% and 10.1% of our total revenues for those periods. As a result, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

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

Our growth strategy depends in part upon our ability to acquire companies and new product lines. Revenues associated with our acquisitions since 2004 represented approximately 2.1%, 24.3% and 10.1% of our total revenues for the nine months ended September 30, 2007 and the years ended December 31, 2006 and 2005, respectively. Future acquisitions will succeed only if we can effectively assess characteristics of potential target companies and product lines, such as:

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

Our three largest customers accounted for 46.0% and 58.7% of our net sales for the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory also could adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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

We sell products and operate facilities in numerous countries outside the United States. For the nine months ended September 30, 2007 and the year ended December 31, 2006, sales to our international customers comprised approximately 16.7% and 12.9%, respectively, of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers located principally in The People’s Republic of China (“China”) which are subject to the risks normally associated with international operations, including:

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

Goodwill is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill no longer be amortized but instead be periodically evaluated for impairment based on the fair value of the reporting unit. As of September 30, 2007, we have not had any impairment of Goodwill, which is reviewed on a quarterly basis and formally evaluated on an annual basis.

At September 30, 2007, approximately $340.0 million, or 35.6%, of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a further write-down of our goodwill. Reductions in our net income caused by the write-down of goodwill would adversely affecIt our results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

We mailed a Proxy Statement on or about July 11, 2007 to our stockholders of record as of July 2, 2007 in connection with our 2007 Annual Meeting of Stockholders, which was held on August 17, 2007 at the Sherwood Country Club, 320 West Stafford Road, Thousand Oaks, California, 91361. At the Meeting, the stockholders voted on two matters, both of which were approved.

The first matter was the election of the members of the Board of Directors. The seven directors elected and the tabulation of the votes (both in person and by proxy) was as follows:

Nominees for Directors	For	Against	Withheld

Jack Friedman	24,269,449	0	876,008
Stephen Berman	24,245,589	0	899,868
Dan Almagor	24,305,797	0	839,660
David Blatte	24,872,760	0	272,697
Robert Glick	24,510,675	0	634,782
Michael Miller	24,510,760	0	634,697
Murray L. Skala	23,588,781	0	1,556,676

There were no broker held non-voted shares represented at the Meeting with respect to this matter.

The second matter upon which the shareholders voted was the proposal to ratify the appointment by the Board of Directors of BDO Seidman, LLP, as our independent certified public accountants for 2007. The tabulation of the votes (both in person and by proxy) was as follows:

For	Against	Abstentions

25,113,026	17,007	15,424

There were no broker held non-voted shares represented at the Meeting with respect to this matter.

Item 6. Exhibits

Number	Description

3.1.1	Restated Certificate of Incorporation of the Company(1)
3.1.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company(2)
3.2.1	By-Laws of the Company(1)
3.2.2	Amendment to By-Laws of the Company(3)
4.1	Indenture, dated as of June 9, 2003, by and between the Registrant and Wells Fargo Bank, N.A.(4)
4.2	Form of 4.625% Convertible Senior Note(4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(5)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(5)
32.1	Section 1350 Certification of Chief Executive Officer(5)
32.2	Section 1350 Certification of Chief Financial Officer(5)
——————
(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(2)	Filed previously as exhibit 4.1.2 of the Company’s Registration Statement on Form S-3 (Reg. No. 333-74717), filed on March 9, 1999, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003, and incorporated herein by reference.

(5)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: November 8, 2007	By:	/s/ JOEL M. BENNETT
Joel M. Bennett
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Number	Description

3.1.1	Restated Certificate of Incorporation of the Company(1)
3.1.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company(2)
3.2.1	By-Laws of the Company(1)
3.2.2	Amendment to By-Laws of the Company(3)
4.1	Indenture, dated as of June 9, 2003, by and between the Registrant and Wells Fargo Bank, N.A.(4)
4.2	Form of 4.625% Convertible Senior Note(4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(5)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(5)
32.1	Section 1350 Certification of Chief Executive Officer(5)
32.2	Section 1350 Certification of Chief Financial Officer(5)
——————
(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(2)	Filed previously as exhibit 4.1.2 of the Company’s Registration Statement on Form S-3 (Reg. No. 333-74717), filed on March 9, 1999, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003, and incorporated herein by reference.

(5)	Filed herewith.