Form 10-K
period 2007-12-31
JAKKS PACIFIC INC
filed 2008-02-29
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007

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

☒  Large Accelerated Filer                                      ☐  Accelerated Filer                                      ☐  Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value per share) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on February 28, 2008 of $27.83) is $768,963,995.

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 28,624,262 (as of February 28, 2008).

Documents Incorporated by Reference

None.

JAKKS PACIFIC, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year ended December 31, 2007

Items in Form 10-K

		Page
	PART I
Item 1.	Business	4
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	None
Item 2.	Properties	19
Item 3.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security Holders	None
	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
Item 6.	Selected Financial Data	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 8.	Financial Statements and Supplementary Data	37
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
Item 9A.	Controls and Procedures	64
Item 9B.	Other Information	None
	PART III
Item 10.	Directors, Executive Officers and Corporate Governance	66
Item 11.	Executive Compensation	68
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	81
Item 13.	Certain Relationships and Related Transactions, and Director Independence	83
Item 14.	Principal Accountant Fees and Services	83
	PART IV
Item 15.	Exhibits and Financial Statement Schedules	85
Signatures		87
Certifications		90

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

Company Overview

We are a leading multi-line, multi-brand toy company that designs, produces, markets and distributes toys and related products, writing instruments and related products, pet toys, consumables and related products, electronics and related products, and other consumer products. We focus our business on acquiring or licensing well-recognized trademarks and brand names, most with long product histories (“evergreen brands”). We seek to acquire these evergreen brands because we believe they are less subject to market fads or trends. We also develop proprietary products marketed under our own trademarks and brand names.  Our products are typically lower-priced toys and accessories, and include:

Traditional Toys

•	Action figures and accessories, including licensed characters, principally based on World Wrestling Entertainment® (“WWE”), The Chronicles of Narnia: Prince Caspian™ and Pokemon® franchises;

•	Toy vehicles, including Road Champs®, RC Racers™ and MXS® toy vehicles and accessories, as well as those based on Nascar®;

•	Electronics products, including Plug It In & Play TV Games™, EyeClops™ Bionic Eye products, and Laser Challenge®, as well as others based on Disney® and Discovery Kids® brands;

•
Role-play, dress-up and novelty products featuring entertainment and consumer products properties such as Dirt Devil®, Subway®, Pizza Hut® and McDonalds® pretend play products, Disney Princess®, Hannah Montana™, Barbie® and Dora the Explorer® playsets for girls and Black & Decker® and Pirates of the Caribbean™ playsets for boys;

•	Infant and pre-school toys and plush toys featuring Care Bears®, Barney®, The Wiggles®, Curious George®, and slumber bags;

•
Dolls including large, fashion and mini dolls and related accessories based on Cabbage Patch Kids®, Hannah Montana, The Cheetah Girls™, Puppy in My Pocket and Friends™, Hairspray™ the movie and Disney Princess® dolls and private label fashion dolls for other retailers;

•	Seasonal and outdoor toys and leisure products, including Go Fly A Kite®, Air Creations®, and other kites, Funnoodle® pool toys, The Storm® water guns and Fly Wheels® XPV® and Flight™ vehicles; and

•	Junior sports and toy paintball products, including Gaksplat® and The Storm.

Prior to 2007, we had accounted for seasonal and outdoor products as a separate category. During 2007, we restructured our internal operations and have consolidated this product group within the Traditional category. These products share key characteristics, including common management, distribution and marketing strategies. We have restated our prior segment reporting to reflect this change.

Craft, Activity and Writing Products

•
Craft, activity and stationery products, including Flying Colors® activity sets, compounds, playsets and lunch boxes based on Nickelodeon®, Dora the Explorer, Pokémon, The Littlest Petshop® and others, and Color Workshop® craft products such as Blopens®, Vivid Velvet®, and Pentech® writing instruments, stationery and activity products, and non-licensed brands including Girl Gourmet™ and The Spa Factory™.

Pet Products

•
Pet products, including toys, consumables, beds, clothing and accessories, with licenses used in conjunction with these products, including American Kennel Club®, The Cat Fanciers’ Association™, Arm & Hammer® and The Humane Society of the United States® brands, as well as entertainment properties, including Disney and Snoop Dogg®, and private label brands including Totally My Pet™.

We continually review the marketplace to identify and evaluate evergreen brands that we believe have the potential for significant growth. We endeavor to generate growth within these brands by:

•	creating innovative products under established brand names;

•	focusing our marketing efforts to enhance consumer recognition and retailer interest;

•	linking them with our evergreen portfolio of brands;

•	adding new items to the branded product lines that we expect will enjoy greater popularity; and

•	adding simple innovation and technology to make them more appealing to today’s kids.

In addition to developing our proprietary brands and marks, licensing popular brands enables us to use these high-profile marks at a lower cost than we would incur if we purchased these marks or developed comparable marks on our own. By licensing marks, we have access to a far greater range of marks than would be available for purchase. We also license technology produced by unaffiliated inventors and product developers to improve the design and functionality of our products.

We have obtained an exclusive worldwide license for our joint venture with THQ Inc. (“THQ”), which develops, publishes and distributes video games based on WWE characters and themes. Since the joint venture’s first title release in 1999, it has released 35 new titles. We have recognized approximately $93.3 million in profit from the joint venture through December 31, 2007. We and the joint venture are named as defendants in lawsuits commenced by WWE, pursuant to which WWE is seeking treble, punitive and other damages (including disgorgement of profits) in an undisclosed amount and a declaration that the video game license with the joint venture and an amendment to our toy licenses with WWE are void and unenforceable (see “Legal Proceedings”).

We sell our products through our in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, toy specialty stores and wholesalers. Our three largest customers are Wal-Mart, Target and Toys ‘R’ Us, which account for approximately 19.3%, 14.5% and 14.1%, respectively, of our net sales in 2007. No other customer accounted for more than 10.0% of our net sales in 2007.

Our Growth Strategy

The execution of our growth strategy has resulted in increased revenues and earnings. In 2006 and 2007, we generated net sales of $765.4 million and $857.1 million, respectively, and net income of $72.4 million and $89.0 million, respectively. Approximately 24.3% and 1.4% of our increased net sales in 2006 and 2007, respectively, were attributable to our acquisitions since 2005. Key elements of our growth strategy include:

•      Expand Core Products.  We manage our existing and new brands through strong product development initiatives, including introducing new products, modifying existing products and extending existing product lines to maximize their longevity. Our marketing teams and product designers strive to develop new products or product lines to offer added technological, aesthetic and functional improvements to our extensive portfolio. We use multiple methods including real-scan technology, articulated joints and a flexible rubberized coating to enhance the life-like feel of our action toys, and expanded to classic characters and special techniques such as vinyl figures. These innovations appeal to collectors and/or produce higher quality and better likenesses of the representative characters.

•      Enter New Product Categories.  We use our extensive experience in the toy and other consumer product industries to evaluate products and licenses in new product categories and to develop additional product lines. We began marketing licensed classic video games for simple plug-in use with television sets and expanded into several related categories through the licensing of this category from our current licensors, such MTV Networks which owns Nickelodeon.

•      Pursue Strategic Acquisitions.  We intend to supplement our internal growth with selected strategic acquisitions. Most recently, in June 2005, we acquired the assets of Pet Pal Corp. which expanded our offerings and distribution into pet toy, treats and related products, and in February 2006, we acquired the business of Creative Designs International, Ltd., a leading manufacturer of girls’ dress-up and role-play toys.  We will continue focusing our acquisition strategy on businesses or brands that have compatible product lines and offer valuable trademarks or brands.

•      Acquire Additional Character and Product Licenses.  We have acquired the rights to use many familiar corporate, trade and brand names and logos from third parties that we use with our primary trademarks and brands. Currently, among others, we have license agreements with WWE, Nickelodeon, Disney®, and Warner Bros®, as well as with the licensors of the many popular licensed children’s characters previously mentioned, among others. We intend to continue to pursue new licenses from these entertainment and media companies and other licensors. We also intend to continue to purchase additional inventions and product concepts through our existing network of product developers.

•      Expand International Sales.  We believe that foreign markets, especially Europe, Australia, Canada, Latin America and Asia, offer us significant growth opportunities. In 2007, our sales generated outside the United States were approximately $126.1 million, or 14.7% of total net sales. We intend to continue to expand our international sales by capitalizing on our experience and our relationships with foreign distributors and retailers. We expect these initiatives to continue to contribute to our international growth in 2008.

•      Capitalize On Our Operating Efficiencies.  We believe that our current infrastructure and operating model can accommodate significant growth without a proportionate increase in our operating and administrative expenses, thereby increasing our operating margins.

The execution of our growth strategy, however, is subject to several risks and uncertainties and we cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales (see “Risk Factors,” beginning on page 12). For example, our growth strategy will place additional demands on our management, operational capacity and financial resources and systems. The increased demand on management may necessitate our recruitment and retention of additional qualified management personnel. We cannot assure you that we will be able to recruit and retain qualified personnel or expand and manage our operations effectively and profitably. To effectively manage future growth, we must continue to expand our operational, financial and management information systems and to train, motivate and manage our work force. There can be no assurance that our operational, financial and management information systems will be adequate to support our future operations. Failure to expand our operational, financial and management information systems or to train, motivate or manage employees could have a material adverse effect on our business, financial condition and results of operations.

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

Recent Acquisitions

In February 2006, we acquired substantially all of the assets of Creative Designs International, Ltd. and a related Hong Kong company, Arbor Toys Company Limited (collectively, “Creative Designs”). The total initial consideration of $111.1 million consisted of cash paid at closing in the amount of $101.7 million, the issuance of 150,000 shares of our common stock valued at approximately $3.3 million and the assumption of liabilities in the amount of $6.1 million, and resulted in the recording of goodwill in the amount of $53.6 million. Goodwill represents anticipated synergies to be gained via the combination of Creative Designs with us.  In addition, we agreed to pay an earn-out of up to an aggregate of $20.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. For the years ended December 31, 2006 and 2007, $6.9 million and $6.7 million, respectively, of the earn-out was earned and recorded as goodwill.  Creative Designs is a leading designer and producer of dress-up and role-play toys. This acquisition expands our product offerings in the girls role-play and dress-up area and brings new product development and marketing talent to us. Our results of operations have included Creative Designs from the date of acquisition.

Industry Overview

According to Toy Industry Association, Inc., the leading toy industry trade group, the United States is the world’s largest toy market, followed by Japan and Western Europe. Total retail sales of toys, excluding video games, in the United States, were approximately $22.1 billion in 2007. We believe the two largest United States toy companies, Mattel and Hasbro, collectively hold a dominant share of the domestic non-video toy market. In addition, hundreds of smaller companies compete in the design and development of new toys, the procurement of character and product licenses, and the improvement and expansion of previously introduced products and product lines. In the United States video game segment, total retail sales of video game software were approximately $17.9 billion in 2007.

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

Traditional Toys

Electronics Products

Our electronic products category includes our Plug It In & Play TV Games, EyeClops™ Bionic Eye products and Laser Challenge® product lines. Our current Plug It In & Play TV Games titles include licenses from Namco®, Disney, Marvel® and Nickelodeon, and feature such games as SpongeBob SquarePants®, Dora the Explorer, Disney Princess®, Ms. Pac-Man® and Pac-Man®.

We regularly release new Plug It In & Play TV Games titles for the pre-school and leisure gamer segments including Wheel of Fortune®, Deal or No Deal®, Jeopardy®, Sesame Street® and Thomas the Tank™.

Wheels Division Products

•	Toy and activity vehicles

Our toy vehicle line includes toy and activity vehicles and other toys. We also produce radio controlled vehicles. Our toy vehicle line is comprised of an assortment of rugged die-cast and plastic vehicles that range in size from four-and three-quarter inch to big-wheeled seventeen inch vehicles. The breadth of the line is extensive, with themes ranging from emergency, fire, farm and construction, to racing and jungle adventure.

•	Road Champs® die-cast collectible and toy vehicles

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

Action Figures and Accessories

We have an extensive toy license with the WWE pursuant to which we have the right, until December 31, 2009, to develop and market a full line of toy products based on the popular WWE professional wrestlers. These wrestlers perform throughout the year at live events that attract large crowds, many of which are broadcast on free and cable television, including pay-per-view specials. We launched this product line in 1996 with various series of 6 inch articulated action figures that have movable body parts. We continually expand and enhance this product line by using technology in the development and in the products themselves. The 6 inch figures currently make up a substantial portion of our overall WWE line, which has since grown to include many other new products including playsets. Our strategy has been to release new figures and accessories frequently and to offer many exclusive programs to our retail partners to keep the line fresh and relevant to WWE’s television programming, and to retain the interest of the consumers.

We also develop, manufacture and distribute other action figures and action figure accessories including those based on the animated series Pokemon, and the Disney feature film The Chronicles of Narnia: Prince Caspian.

Role-play and Dress-up Products

Our line of role-play and dress-up products features entertainment and consumer products properties such as Disney Princess, Hannah Montana and Dora the Explorer for girls and Black & Decker and Pirates of the Caribbean for boys. These products generated a significant amount of sales in 2007, and we expect that level of sales to continue in 2008.

Infant and Pre-school Toys

Our pre-school toys include plush and electronic toys based on Care Bears, The Wiggles, Barney licenses and more, some branded under Child Guidance® and others under Play Along®. In 2007, we also introduced new pre-school foam play products called Gorilla Blocks™.

•	Slumber bags

Our line of children’s indoor slumber bags features Dora the Explorer, SpongeBob SquarePants and Pokémon brands, in addition to our own proprietary designs.

Dolls

Dolls include large, fashion and mini dolls and related accessories based on Cabbage Patch Kids®, Hannah Montana, The Cheetah Girls, Puppy in My Pocket and Friends, Hairspray the movie and Disney Princess dolls and private label fashion dolls for other retailers and sold to Disney Stores and Disney Parks and Resorts.

Seasonal/ Outdoor Products

We have a wide range of seasonal toys and outdoor and leisure products. Our Go Fly A Kite product line includes youth and adult kites and a wide array of decorative flags, windsocks, and windwheels. Our Funnoodle pool toys include the basic Funnoodle pool floats and a variety of other pool toys. Our The Storm product line includes water guns, gliders and sport balls. Another outdoor product is our Fly Wheels XPV and Flight, extensions of our original Fly Wheels vehicle line.

Junior Sports Products

Our junior sports products include Gaksplat, toy paintball products and The Storm, which include a variety of mini sport balls and activity products.

Craft, Activity and Writing Products

We market products into the toy activity category which contain a broad range of activities, such as make and paint your own characters, jewelry making, art studios, posters, puzzles and other projects. These activities, which feature popular characters, such as Nickelodeon’s Dora the Explorer, among others, have immediate visual appeal and brand recognition. Our product lines also include stationery, back-to-school and office pens, pencils, markers, notebooks and craft products such as Blopens and Vivid Velvet activities. These products are primarily marketed under our Flying Colors and Pentech brands, in addition to various private label and other brands.

Pet Products

We entered the Pet Products category with our acquisition of Pet Pal, whose products include pet toys, treats, beds, clothes and related pet products. These products are marketed under JAKKS Pets™ and licenses include American Kennel Club, The Cat Fanciers’ Association, Bratz®, Disney and Marvel, as well as numerous other entertainment and consumer product properties.

World Wrestling Entertainment Video Games

In June 1998, we formed a joint venture with THQ, a developer, publisher and distributor of interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture entered into a license agreement with the WWE under which it acquired the exclusive worldwide right to publish WWE video games on all hardware platforms. The term of the license agreement expires on December 31, 2009, and the joint venture has a right to renew the license for an additional five years provided that there is an absence of a material breach of the license agreement and that certain royalty minimums are met. Those minimums have been met. We and the joint venture are named as defendants in lawsuits commenced by WWE, pursuant to which WWE is claiming that there have been material breaches with respect to the video game license and is seeking treble, punitive and other damages (including disgorgement of profits) in an undisclosed amount and a declaration that the video game license with the joint venture and an extension of our toy licenses with WWE are void and unenforceable (see “Legal Proceedings”).

The games are designed, developed, manufactured and distributed by or through THQ. THQ arranges for the manufacture of the CD-ROMs and game cartridges used in the various video game platforms under non-exclusive licenses with Sony, Nintendo and Microsoft. No other licenses are required for the manufacture of the personal computer titles.

The joint venture agreement provides for us to have received guaranteed preferred returns through June 30, 2006 at varying rates of the joint venture’s net sales depending on the cumulative unit sales and platform of each particular game. The preferred return was subject to change after June 30, 2006 and was to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. Since the parties have not reached an agreement with respect to the preferred return for the Next Distribution Period, the preferred return for the Next distribution Period is to be determined through arbitration.   The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned.  Based on the same rates as set forth under the original joint venture agreement, an estimated receivable of $35.3 million has been accrued for the eighteen months ended December 31, 2007, pending the resolution of this outstanding issue.

The joint venture currently publishes titles for the Sony, Nintendo and Microsoft consoles, Sony® and Nintendo® hand-held platforms, mobile/wireless and personal computers. It will also publish titles for new hardware platforms when, and as they are introduced to the market and have established a sufficient installed base to support new software. These titles are marketed to our existing customers as well as to game, electronics and other specialty stores, such as Electronics Boutique and Best Buy.

The following table presents our results with the joint venture since its inception:

	New Game Titles		Profit from
	Console Platforms	Hand- held Platforms	video game joint venture (1)
			(In millions)
1999	1	1	$3.6
2000	4	1	15.9
2001	1	2	6.7
2002	3	1	8.0
2003	5	—	7.4
2004	2	1	7.9
2005	3	1	9.4
2006	2	1	13.2
2007	4	2	21.2

(1)
Profit from the video game joint venture reflects our preferred return on joint venture revenue less certain costs incurred directly by us and payments made by us to THQ for their share of the profit on Plug It In & Play TV Games based on WWE content.

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

Sales, Marketing and Distribution

We sell all of our products through our own in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, toy specialty stores and wholesalers. Our three largest customers are Wal-Mart, Target and Toys ‘R’ Us, which accounted for approximately 58.7% of our net sales in 2006 and 47.9% of our net sales in 2007. With the addition of the Pet Pal® product line, we began to distribute pet products to key pet supply retailers Petco and Petsmart in addition to many other pet retailers and our existing customers. Except for purchase orders relating to products on order, we do not have written agreements with our customers. Instead, we generally sell products to our customers pursuant to letters of credit or, in some cases, on open account with payment terms typically varying from 30 to 90 days. From time to time, we allow our customers credits against future purchases from us in order to facilitate their retail markdown and sales of slow-moving inventory. We also sell our products through e-commerce sites, including Toysrus.com and Amazon.com.

We contract the manufacture of most of our products to unaffiliated manufacturers located in The People’s Republic of China (“China”). We sell the finished products on a letter of credit basis or on open account to our customers, many of whom take title to the goods in Hong Kong or China. These methods allow us to reduce certain operating costs and working capital requirements. A portion of our sales originate in the United States, so we hold certain inventory in our warehouse and fulfillment facilities. To date, a significant portion of all of our sales has been to domestic customers. We intend to continue expanding distribution of our products into foreign territories and, accordingly, we have:

•	engaged representatives to oversee sales in certain territories,

•	engaged distributors in certain territories,

•	established direct relationships with retailers in certain territories, and

•	expanded in-house resources dedicated to product development and marketing of our lines internally.

Outside of the United States, we currently sell our products primarily in Europe, Australia, Canada, Latin America and Asia. Sales of our products abroad accounted for approximately $99.1 million, or 12.9% of our net sales, in 2006 and approximately $126.1 million, or 14.7% of our net sales, in 2007. We believe that foreign markets present an attractive opportunity, and we plan to intensify our marketing efforts and further expand our distribution channels abroad.

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

We publicize and advertise our products in trade and consumer magazines and other publications, market our products at international, national and regional toy, stationery and other specialty trade shows, conventions and exhibitions and carry on cooperative advertising programs with toy and mass market retailers and other customers which include the use of print and television ads and in-store displays. We also produce and broadcast television commercials for several of our product lines, including our WWE action figure line, Disney large role playsets, Plug It In & Play TV Games, Puppy in My Pocket and Friends, EyeClops, Hannah Montana and Cabbage Patch Kids. We may also advertise some of our other products on television, if we expect that the resulting increase in our net sales will justify the relatively high cost of television advertising.

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

We employ a staff of designers for all of our product lines. We occasionally acquire our other product concepts from unaffiliated third parties. If we accept and develop a third party’s concept for new toys, we generally pay a royalty on the toys developed from this concept that are sold, and may, on an individual basis, guarantee a minimum royalty. In addition, we engage third party developers to program our line of Plug it in & Play TV Games. Royalties payable to inventors and developers generally range from 1% to 2.5% of the wholesale sales price for each unit of a product sold by us. We believe that utilizing experienced third-party inventors gives us access to a wide range of development talent. We currently work with numerous toy inventors and designers for the development of new products and the enhancement of existing products.

Safety testing of our products is done at the manufacturers’ facilities by quality control personnel employed by us or by independent third-party contractors engaged by us. Safety testing is designed to meet or exceed regulations imposed by federal and state, as well as applicable international governmental authorities, our retail partners, licensors and the Toy Industry Association. We also closely monitor quality assurance procedures for our products for safety purposes. In addition, independent laboratories engaged by some of our larger customers and licensors test certain of our products.

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

The principal raw materials used in the production and sale of our toy products are plastics, zinc alloy, plush, printed fabrics, paper products and electronic components, all of which are currently available at reasonable prices from a variety of sources. Although we do not manufacture our products, we own the tools, dies and molds used in the manufacturing process, and these are transferable among manufacturers if we choose to employ alternative manufacturers. Tools, dies and molds represent a substantial portion of our property and equipment with a net book value of $12.6 million in 2006 and $14.4 million in 2007. Substantially all of these assets are located in China.

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

Competition

Competition in the toy industry is intense. Globally, certain of our competitors have greater financial resources, larger sales and marketing and product development departments, stronger name recognition, longer operating histories and benefit from greater economies of scale. These factors, among others, may enable our competitors to market their products at lower prices or on terms more advantageous to customers than those we could offer for our competitive products. Competition often extends to the procurement of entertainment and product licenses, as well as to the marketing and distribution of products and the obtaining of adequate shelf space. Competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations. In each of our product lines we compete against one or both of the toy industry’s two dominant companies, Mattel and Hasbro. In addition, we compete in our Flying Colors and Pentech product categories, with Mega Brands (Rose Art® ), Hasbro (Play-Doh®) and Binney & Smith (Crayola®), and in our toy vehicle lines, with RC2. We also compete with numerous smaller domestic and foreign toy manufacturers, importers and marketers in each of our product categories. Our joint venture’s principal competitors in the video game market are Electronic Arts and Activision.

Seasonality and Backlog

In 2007, approximately 70.4% of our net sales were made in the third and fourth quarters. Generally, the first quarter is the period of lowest shipments and sales in our business and the toy industry generally and therefore the least profitable due to various fixed costs. Seasonality factors may cause our operating results to fluctuate significantly from quarter to quarter. However, our writing instrument and activity products generally are counter-seasonal to the traditional toy industry seasonality due to the higher volume generally shipped for back-to-school beginning in the second quarter. In addition, our seasonal products are primarily sold in the spring and summer seasons. Our results of operations may also fluctuate as a result of factors such as the timing of new products (and related expenses) introduced by us or our competitors, the advertising activities of our competitors, delivery schedules set by our customers and the emergence of new market entrants. We believe, however, that the low retail price of most of our products may be less subject to seasonal fluctuations than higher priced toy products.

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

Employees

As of February 28, 2008, we employed 598 persons, all of whom are full-time employees, including three executive officers. We employed 419 people in the United States, 154 people in Hong Kong and 25 people in China. We believe that we have good relationships with our employees. None of our employees are represented by a union.

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

We are defendants in litigation matters, as described under “Legal Proceedings” in our periodic reports filed pursuant to the Securities Exchange Act of 1934, including the lawsuit commenced by WWE and the purported securities class action and derivative action claims stemming from the WWE lawsuit (see “Legal Proceedings”). These claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in each and all of the litigation matters to which we have been named a party, and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. A materially adverse resolution of any of these lawsuits could have a material adverse effect on our financial position and results of operations.

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

The joint venture with THQ depends entirely on a single license, which gives the venture exclusive worldwide rights to produce and market video games based on World Wrestling Entertainment characters and themes. An adverse outcome against us, THQ or the joint venture in the lawsuit commenced by WWE, or an adverse outcome against THQ or the joint venture in the lawsuit commenced by WWE against THQ and the joint venture (see the first Risk Factor, above, and “Legal Proceedings”), would adversely impact our rights under the joint venture’s single license, which would adversely affect the joint venture’s and our business, financial condition and results of operation.

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

Furthermore, THQ controls day-to-day operations of the joint venture and all of its product development and production operations. Accordingly, the joint venture relies exclusively on THQ to manage these operations effectively. THQ’s failure to effectively manage the joint venture would have a material adverse effect on the joint venture’s and our business and results of operations. We are also dependent upon THQ’s ability to manage cash flows of the joint venture. If THQ is required to retain cash for operations, or because of statutory or contractual restrictions, we may not receive cash payments for our share of profits, on a timely basis, or at all.

The amount of preferred return that we now receive from the joint venture is subject to change, which could adversely affect our results of operations.

The joint venture agreement provides for us to have received guaranteed preferred returns through June 30, 2006 at varying rates of the joint venture’s net sales depending on the cumulative unit sales and platform of each particular game. The preferred return was subject to change after June 30, 2006 and was to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. Since the parties have not reached an agreement with respect to the preferred return for the Next Distribution Period, the preferred return for the Next Distribution Period is to be determined through arbitration.  The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned.  Based on the same rates as set forth under the original joint venture agreement, an estimated receivable of $35.3 million has been accrued for the eighteen months ending December 31, 2007, pending the resolution of this outstanding issue.

Any adverse change to the preferred return for the next distribution period as well as the ongoing performance of the joint venture may result in our experiencing reduced net income, which would adversely affect our results of operations.

We may not be able to sustain or manage our rapid growth, which may prevent us from continuing to increase our net revenues.

We have experienced rapid growth in our product lines resulting in higher net sales over the last six years, which was achieved through acquisitions of businesses, products and licenses. For example, revenues associated with companies we acquired since 2005 were approximately $185.6 million and $11.8 million, in 2006 and 2007, respectively, representing 24.3% and 1.4% of our total revenues for those periods. As a result, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

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

Our growth strategy depends in part upon our ability to acquire companies and new product lines. Revenues associated with our acquisitions since 2005 represented approximately 24.3% and 1.4% of our total revenues in 2006 and 2007, respectively. Future acquisitions will succeed only if we can effectively assess characteristics of potential target companies and product lines, such as:

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

Our three largest customers accounted for 47.9% of our net sales in 2007. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory also could adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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

We depend on many third-party manufacturers who develop, provide and use the tools, dies and molds that we own to manufacture our products. However, we have limited control over the manufacturing processes themselves. As a result, any difficulties encountered by the third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our business, financial condition and results of operations.

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

We sell products and operate facilities in numerous countries outside the United States. For the year ended December 31, 2007 sales to our international customers comprised approximately 14.7% of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers located principally in China which are subject to the risks normally associated with international operations, including:

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

Our business is subject to various laws, including the Federal Hazardous Substances Act, the Consumer Product Safety Act, the Flammable Fabrics Act and the rules and regulations promulgated under these acts. These statutes are administered by the CPSC, which has the authority to remove from the market products that are found to be defective and present a substantial hazard or risk of serious injury or death. The CPSC can require a manufacturer to recall, repair or replace these products under certain circumstances. We cannot assure you that defects in our products will not be alleged or found. Any such allegations or findings could result in:

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

Goodwill is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill no longer be amortized but instead be periodically evaluated for impairment based on the fair value of the reporting unit. As of December 31, 2007, we have not had any impairment of Goodwill, which is reviewed on a quarterly basis and formally evaluated on an annual basis.

At December 31, 2007, approximately $353.3 million, or 36.0%, of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a write-down of our goodwill. Reductions in our net income caused by the write-down of goodwill would adversely affect our results of operations.

Item 2. Properties

The following is a listing of the principal leased offices maintained by us as of February 22, 2008:

Property	Location	Approximate Square Feet	Lease Expiration Date
Domestic
Corporate Office	Malibu, California	29,500	February 28, 2015
Design Center	Malibu, California	16,800	August, 31, 2008
Distribution Center	City of Industry, California	800,000	January 31, 2013
JDC East	St. Clair, Michigan	69,000	January 31, 2013
Play Along U.S.	Deerfield Beach, Florida	21,000	February 28, 2009
Creative Designs	Trevose, Pennsylvania	14,700	June 30, 2009
Sales Office / Showroom	New York, New York	11,500	April 30, 2012
Sales Offices	Bentonville, Arkansas	4,400	November 30, 2008
	Colchester, CT	2,400	May 31, 2008
	Palatine, Illinois	2,100	Month-to Month
International
JAKKS / Play Along Hong Kong	Kowloon, Hong Kong	36,600	March 31, 2009
Arbor Toys Hong Kong	Kowloon, Hong Kong	23,100	June 30, 2009
Production Inspection Office	Shanghai, China	1,700	April 30, 2008
Shenzhen Office	Shenzhen, China	2,900	June 30, 2008

Item 3.  Legal Proceedings

On October 19, 2004, we were named as defendants in a lawsuit commenced by WWE in the U.S. District Court for the Southern District of New York concerning our toy licenses with WWE and the video game license between WWE and the joint venture company operated by THQ and us, encaptioned World Wrestling Entertainment, Inc. v. JAKKS Pacific, Inc., et al., 1:04-CV-08223-KMK (the “WWE Action”). The complaint also named as defendants THQ, the joint venture, certain of our foreign subsidiaries, Jack Friedman (our Chairman and Chief Executive Officer), Stephen Berman (our Executive Vice President and Chief Operating Officer, President and Secretary and a member of our Board of Directors), Joel Bennett (our Chief Financial Officer), Stanley Shenker and Associates, Inc., Bell Licensing, LLC, Stanley Shenker and James Bell.

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

 On April 7, 2006, we sought certification to appeal from the portion of the March 31 Order denying our motion to dismiss the RICO claim on the one ground that was briefed. Shortly thereafter, WWE filed a motion for reargument with respect to the portion of the March 31 Order that dismissed the Sherman Act claim and, alternatively, sought judgment with respect to the Sherman Act claim so that it could pursue an immediate appeal. At a court conference on April 26, 2006 the Court deferred the requests for judgment and for certification and set up briefing schedules with respect to our motion to dismiss the RICO claim on grounds that were not the subject of the first round of briefing, and our motion to dismiss the action based on the release contained in a January 15, 2004 Settlement Agreement and General Release between WWE and the Company (the “Release”). The Court also established a briefing schedule for WWE’s motion for reargument of the dismissal of the Sherman Act claim. These motions were argued and submitted in September 2006. Discovery remained stayed.

On November 30, 2007, the Court indicated that the WWE Action would be dismissed. On December 21, 2007 the Court dismissed the WWE Action with prejudice (the "December 2007 Order") based on (1) the failure to plead RICO injury; (2) the bar of the RICO statute of limitations; (3) the denial of WWE’s motion for reconsideration of the Sherman Act claim; and (4) the lack of subject matter jurisdiction with respect to the pendent state law claims. Thereafter, WWE filed an appeal to the Second Circuit Court of Appeals. We filed a motion for reconsideration of the part of the December 2007 Order that stated that the Release did not bar the WWE Action. That motion has been fully briefed and submitted to the Court. We also filed a cross-appeal based on the Court's earlier order denying our request to dismiss based on the lack of a cognizable enterprise and based on the December 2007 Order's statement with respect to the Release. A scheduling order was issued by the Second Circuit with respect to the Appeal. Thereafter, WWE moved to dismiss our cross-appeal. That motion is in the process of being briefed. We moved for a declaration that the Appeal was stayed by virtue of the motion for reconsideration. That motion is in the process of briefing.

In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York: (1) Garcia v. JAKKS Pacific, Inc. et al., Civil Action No. 04-8807 (filed on November 5, 2004), (2) Jonco Investors, LLC v. JAKKS Pacific, Inc. et al., Civil Action No. 04-9021 (filed on November 16, 2004), (3) Kahn v. JAKKS Pacific, Inc. et al., Civil Action No. 04-8910 (filed on November 10, 2004), (4) Quantum Equities L.L.C. v. JAKKS Pacific, Inc. et al., Civil Action No. 04-8877 (filed on November 9, 2004), and (5) Irvine v. JAKKS Pacific, Inc. et al., Civil Action No. 04-9078 (filed on November 16, 2004) (the “Class Actions”). The complaints in the Class Actions alleged that defendants issued positive statements concerning increasing sales of our WWE licensed products which were false and misleading because the WWE licenses had allegedly been obtained through a pattern of commercial bribery, our relationship with the WWE was being negatively impacted by the WWE’s contentions and there was an increased risk that the WWE would either seek modification or nullification of the licensing agreements with us. Plaintiffs also alleged that we misleadingly failed to disclose the alleged fact that the WWE licenses were obtained through an unlawful bribery scheme. The plaintiffs in the Class Actions were described as purchasers of our common stock, who purchased from as early as October 26, 1999 to as late as October 19, 2004. The Class Actions sought compensatory and other damages in an undisclosed amount, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by each of the defendants (namely the Company and Messrs. Friedman, Berman and Bennett), and violations of Section 20(a) of the Exchange Act by Messrs. Friedman, Berman and Bennett. On January 25, 2005, the Court consolidated the Class Actions under the caption In re JAKKS Pacific, Inc. Shareholders Class Action Litigation, Civil Action No. 04-8807. On May 11, 2005, the Court appointed co-lead counsels and provided until July 11, 2005 for an amended complaint to be filed; and a briefing schedule thereafter with respect to a motion to dismiss. The motion to dismiss was fully briefed and argument occurred on November 30, 2006. The motion was granted in January 2008 to the extent that the Class Actions were dismissed without prejudice to plaintiffs’ right to seek leave to file an amended complaint based on statements that the WWE licenses were obtained from the WWE as a result of the long-term relationship with WWE. A motion seeking leave to file an amended complaint was filed on February 25, 2008.

We believe that the claims in the WWE Action and the Class Actions are without merit and we intend to defend vigorously against them. However, because these Actions are in their preliminary stages or are on appeal, we cannot assure you as to the outcome of the Actions, nor can we estimate the range of our potential losses.

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

In March 2007, WWE filed a motion seeking leave to amend its complaint in the Connecticut Action to add the principal part of the state law claims present in the WWE Action to the Connecticut Action. That motion further sought, inter alia, to add our Company and Messrs. Friedman, Berman and Bennett (the “Individual Defendants”) as defendants in the Connecticut Action. The motion was argued on May 8, 2007 and was granted from the bench, subject to a decision that the schedule was suspended and no discovery matters would be addressed until pleading motions were resolved. In June 2007, our Company and the Individual Defendants moved for a stay of the Connecticut Action, inter alia, based on the pendency of the WWE Action. On July 30, 2007, in light of the pending motion to dismiss in the WWE Action, the Court ordered a 120-day stay of the Connecticut Action (the "Stay"). In November 2007 we moved for a continuation of the Stay. WWE served discovery and sought leave to file an amended complaint alleging the state law claims from the WWE Action. Thereafter we moved for a conference and a stay of discovery. A conference was held on January 14, 2008 at which WWE was allowed to amend its complaint to assert the state law claims set forth in the WWE Action and a briefing schedule was established with respect to a combined motion to strike and a motion for summary judgment (the "Dispositive Motion"). The Court subsequently denied the motion for a protective order except to the extent that we are to submit a response to the discovery requests at the end of March 2008. Also, the Court granted permission for WWE to submit a proposed case management order. WWE did so in February 2008 and it provided for a trial on or after October 2009. On February 22, 2008, we submitted a response in which we requested that no case management order be adopted prior to the determination of the Dispositive Motion because it would moot such a case management order but that if a case management order is to be adopted it should provide for a trial, if the matter is not fully dismissed, not before June 2010.

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

 Our agreement with THQ provides for payment of a preferred return to us in connection with our joint venture. The preferred return is subject to change after June 30, 2006 and is to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. The parties have not reached an agreement with respect to the preferred return for the Next Distribution Period and the preferred return is to be determined through arbitration. On April 30, 2007, THQ filed an action in the Superior Court, Los Angeles County, to compel arbitration and to appoint an arbitrator pursuant to the relevant provisions of the agreement. An order was issued that identified five potential arbitrators. The parties did not agree on an arbitrator. JAKKS served notices of disqualification on four of the potential arbitrators; THQ objected; the Court struck the disqualification notices and appointed an arbitrator, who was then stricken by JAKKS. JAKKS appealed the Court’s order with respect to the disclosure and disqualification process and the appellate court took the appeal and stayed the proceedings. The Court rendered a decision on the matter on February 28, 2008 which decision affirmed the lower court's decision ruling that disclosure was not required until after the arbitrator was nominated to serve by the Court.

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

	Price Range of Common Stock
	High	Low
2006:
First quarter	$27.10	$19.23
Second quarter	28.50	17.06
Third quarter	20.24	15.26
Fourth quarter	23.38	17.17
2007:
First quarter	25.96	19.31
Second quarter	28.93	23.58
Third quarter	31.42	18.19
Fourth quarter	28.48	23.12

Performance Graph

The graph and tables below display the relative performance of our common stock, the Russell 2000 Price Index (the “Russell 2000”) and a peer group index, by comparing the cumulative total stockholder return (which assumes reinvestment of dividends, if any) on an assumed $100 investment in our common stock, the Russell 2000 and the peer group index over the period from January 1, 2003 to December 31, 2007.

In accordance with recently enacted regulations implemented by the Securities and Exchange Commission, we retained the services of an expert compensation consultant.  In the performance of its services, such consultant used a peer group index for its analysis of our compensation policies.   We believe that these companies represent a cross-section of publicly-traded companies with product lines and businesses similar to our own throughout the comparison period and, accordingly, we are using the same peer group for purposes of the performance graph. Our peer group index includes the following companies: Activision, Inc., Electronic Arts, Inc., EMak Worldwide, Inc., Hasbro, Inc., Leapfrog Enterprises, Inc., Marvel Enterprises, Inc., Mattel, Inc., Russ Berrie and Company, Inc., RC2 Corp., Take-Two Interactive, Inc. and THQ Inc.

The historical performance data presented below may not be indicative of the future performance of our common stock, any reference index or any component company in a reference index.

Annual Return Percentage

	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007
JAKKS Pacific	(2.37)%	68.15%	(5.29)%	4.30%	8.10%
Peer Group	48.65	14.65	(10.08)	18.18	8.93
Russell 2000	47.25	18.33	4.56	18.35	(1.55)

Indexed Returns

	January 1, 2003	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007
JAKKS Pacific	$100.00	$97.63	$164.16	$155.49	$162.17	$175.31
Peer Group	100.00	148.65	170.44	153.26	181.13	197.31
Russell 2000	100.00	147.25	174.25	185.20	215.62	212.29

Security Holders

To the best of our knowledge, as of February 27, 2008, there were 179 holders of record of our common stock. We believe there are numerous beneficial owners of our common stock whose shares are held in “street name.”

Dividends

We have never paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the growth and development of our business and/or buy back in the market some of our outstanding common stock, but may consider implementing a plan to pay cash dividends on our common stock in the future.

Equity Compensation Plan Information

The table below sets forth the following information as of the year ended December 31, 2007 for (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders, if any:

(a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b) the weighted-average exercise price of such outstanding options, warrants and rights; and

(c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	836,178	$17.27	807,876
Equity compensation plans not approved by security holders	100,000	11.35	—
Total	936,178	$16.63	807,876

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

	Years Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands, except per share data)
Consolidated Statement of Income Data:
Net sales	$315,776	$574,266	$661,536	$765,386	$857,085
Cost of sales	189,334	348,259	394,829	470,592	533,435
Gross profit	126,442	226,007	266,707	294,794	323,650
Selling, general and administrative expenses	113,053	172,282	178,722	202,482	216,652
Acquisition shut-down and product recall costs	2,000	—	—	—	—
Income from operations	11,389	53,725	87,985	92,312	106,998
Profit from video game joint venture	7,351	7,865	9,414	13,226	21,180
Other expense	—	—	(1,401)	—	—
Interest income	1,131	2,052	5,183	4,930	6,819
Interest expense	(2,536)	(4,550)	(4,544)	(4,533)	(5,456)
Income before provision for income taxes	17,335	59,092	96,637	105,935	129,541
Provision for income taxes	1,440	15,533	33,144	33,560	40,550
Net income	$15,895	$43,559	$63,493	$72,375	$88,991
Basic earnings per share	$0.66	$1.69	$2.37	$2.66	$3.22
Basic weighted average shares outstanding	24,262	25,797	26,738	27,227	27,665
Diluted earnings per share	$0.66	$1.49	$2.06	$2.30	$2.77
Diluted weighted average shares and equivalents outstanding	27,426	31,406	32,193	32,714	33,149

In February 2006, we acquired Creative Designs.  Also, effective January 1, 2006, we implemented SFAS 123R, which requires the expensing of share-based compensation.

In June 2005, we acquired the Pet Pal line of products.

In June 2004, we acquired Play Along.

	At December 31,
	2003	2004	2005	2006	2007
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$118,182	$176,544	$240,238	$184,489	$241,250
Working capital	232,601	229,543	301,454	280,363	355,678
Total assets	529,997	696,762	753,955	881,894	982,688
Long-term debt, net of current portion	98,042	98,000	98,000	98,000	98,000
Total stockholders’ equity	377,900	451,485	524,651	609,288	690,997

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

Allowance for Doubtful Accounts.  Our allowance for doubtful accounts is based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging, customer disputes and the collectibility of specific customer accounts. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than our historical experience, our estimates of the recoverability of amounts due to us could be overstated, which could have an adverse impact on our operating results. The allowance for doubtful accounts is also affected by the time at which uncollectible accounts receivable balances are actually written off.

Major customers’ accounts are monitored on an ongoing basis; more in depth reviews are performed based on changes in customer’s financial condition and/or the level of credit being extended. When a significant event occurs, such as a bankruptcy filing by a specific customer, and on a quarterly basis, the allowance is reviewed for adequacy and the balance or accrual rate is adjusted to reflect current risk prospects.

Revenue Recognition. Our revenue recognition policy is to recognize revenue when persuasive evidence of an arrangement exists, title transfer has occurred (product shipment), the price is fixed or readily determinable, and collectibility is probable. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition.” Sales are recorded net of sales returns and discounts, which are estimated at the time of shipment based upon historical data. JAKKS routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Accruals for these programs are recorded as sales adjustments that reduce gross revenue in the period the related revenue is recognized. Accruals for these programs are recorded as sales adjustments that reduce gross revenue in the period the related revenue is recognized.

Goodwill and other indefinite-lived intangible assets.  In accordance with Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment at least annually at the reporting unit level.

Factors we consider important which could trigger an impairment review include the following:
•	significant underperformance relative to expected historical or projected future operating results;
•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and
•	significant negative industry or economic trends.

Due to the subjective nature of the impairment analysis significant changes in the assumptions used to develop the estimate could materially affect the conclusion regarding the future cash flows necessary to support the valuation of long-lived assets, including goodwill. The valuation of goodwill involves a high degree of judgment and consists of a comparison of the fair value of a reporting unit with its book value. Based on the assumptions underlying the valuation, impairment is determined by estimating the fair value of a reporting unit and comparing that value to the reporting unit’s book value. If the implied fair value is more than the book value of the reporting unit, an impairment loss is not indicated. If impairment exists, the fair value of the reporting unit is allocated to all of its assets and liabilities excluding goodwill, with the excess amount representing the fair value of goodwill. An impairment loss is measured as the amount by which the book value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill.

SFAS No. 142 requires that goodwill be allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment, for purposes of evaluating whether goodwill is impaired. For 2007, JAKKS' reporting units are: Traditional Toys, Craft and Writing, and Pet products. Goodwill is allocated within JAKKS' reporting units based on an allocation of brand-specific goodwill to the reporting units selling those brands. As of October 1, 2007, JAKKS performed the annual impairment test required by SFAS No. 142 and determined that its goodwill was not impaired. There were no events or circumstances that indicated the impairment test should be performed again at December 31, 2007.

To determine the fair value of our reporting units, we generally use a present value technique (discounted cash flow) corroborated by market multiples when available and as appropriate. The factor most sensitive to change with respect to our discounted cash flow analyses is the estimated future cash flows of each reporting unit which is, in turn, sensitive to our estimates of future revenue growth and margins for these businesses. If actual revenue growth and/or margins are lower than our expectations, the impairment test results could differ. We applied what we believe to be the most appropriate and consistent valuation methodology for each of the reporting units. If we had established different reporting units or utilized different valuation methodologies, the impairment test results could differ.

Goodwill and intangible assets amounted to $397.6 million as of December 31, 2007.

Reserve for Inventory Obsolescence.  We value our inventory at the lower of cost or market. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling prices and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its net realizable value.

Failure to accurately predict and respond to consumer demand could result in the Company under producing popular items or overproducing less popular items. Furthermore, significant changes in demand for our products would impact management’s estimates in establishing our inventory provision.

Management estimates are monitored on a quarterly basis and a further adjustment to reduce inventory to its net realizable value is recorded, as an increase to cost of sales, when deemed necessary under the lower of cost or market standard.

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

As of January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  As of the date of adoption, tax benefits that are subject to challenge by tax authorities are analyzed and accounted for in the income tax provision.  The cumulative effect of the potential liability for unrecognized tax benefits prior to the adoption of FIN 48, along with the associated interest and penalties, are recognized as a reduction in the January 1, 2007 balance of retained earnings.

We accrue a tax reserve for additional income taxes and interest, which may become payable in future years as a result of audit adjustments by tax authorities.  The reserve is based on management’s assessment of all relevant information, and is periodically reviewed and adjusted as circumstances warrant.  As of December 31, 2007, our income tax reserves are approximately $20.3 million and relate to the potential income tax audit adjustments, primarily in the areas of income allocation and transfer pricing.

We recognize current period interest expense and the reversal of previously recognized interest expense that has been determined to not be assessable due to the expiration of the related audit period or other compelling factors on the income tax liability for unrecognized tax benefits as interest expense, and penalties and penalty reversals related to the income taxes payable as other expense in our consolidated statements of operations.

Share-Based Compensation. We grant restricted stock and options to purchase our common stock to our employees (including officers) and non-employee directors under our 2002 Stock Award and Incentive Plan (the “Plan”), which incorporated the shares remaining under our Third Amended and Restated 1995 Stock Option Plan. The benefits provided under the Plan are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (Revised) (SFAS 123R), Share-Based Payment. Effective January 1, 2006, we began to use the fair value method to apply the provisions of SFAS 123R. We estimate the value of share-based awards on the date of grant using the Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, cancellations, terminations, risk-free interest rates and expected dividends.

Recent Developments

In February 2006, we acquired substantially all of the assets of Creative Designs International, Ltd. and a related Hong Kong company, Arbor Toys Company Limited (collectively, “Creative Designs”). The total initial purchase price of $111.1 million consisted of $101.7 million in cash, 150,000 shares of our common stock at a value of approximately $3.3 million and the assumption of liabilities in the amount of $6.1 million. In addition, we agreed to pay an earn-out of up to an aggregate amount of $20.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. For the years ended December 31, 2006 and 2007, $6.9 million and $6.7 million, respectively, of the earn-out was earned and recorded as goodwill.  Creative Designs is a leading designer and producer of dress-up and role-play toys and was included in our results of operations from the date of acquisition.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	Years Ended December 31,
	2003	2004	2005	2006	2007
Net Sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Sales	60.0	60.6	59.7	61.5	62.2
Gross profit	40.0	39.4	40.3	38.5	37.8
Selling, general and administrative expenses	35.8	30.0	27.0	26.5	25.3
Acquisition shut-down and product recall costs	0.6	—	—	—	—
Income from operations	3.6	9.4	13.3	12.0	12.5
Profit from video game joint venture	2.3	1.4	1.4	1.7	2.5
Other expense	—	—	(0.2)	—	—
Interest income	0.4	0.4	0.8	0.6	0.7
Interest expense	(0.8)	(0.8)	(0.7)	(0.6)	(0.6)
Income before income taxes	5.5	10.4	14.6	13.7	15.1
Provision for income taxes	0.5	2.7	5.0	4.4	4.7
Net income	5.0%	7.7%	9.6%	9.3%	10.4%

The following unaudited table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Years Ended December 31,
	2005	2006	2007

Net Sales
Traditional Toys	$589,715	$692,498	$792,998
Craft/Activity/Writing Products	62,058	52,834	39,632
Pet Products	9,763	20,054	24,455
	661,536	765,386	857,085
Cost of Sales
Traditional Toys	348,626	429,411	490,279
Craft/Activity/Writing Products	39,928	29,044	26,970
Pet Products	6,275	12,137	16,186
	394,829	470,592	533,435
Gross Margin
Traditional Toys	241,089	263,087	302,719
Craft/Activity/Writing Products	22,130	23,790	12,662
Pet Products	3,488	7,917	8,269
	$266,707	$294,794	$323,650

Comparison of the Years Ended December 31, 2007 and 2006

Net Sales

Traditional Toys.  Net sales of our Traditional Toys segment were $793.0 million in 2007, compared to $692.5 million in 2006, representing an increase of $100.5 million, or 14.5%.  The increase in net sales was primarily due to impact of sales related to our Creative Designs line of products for the full twelve months ended December 31, 2007, as compared to only a part of the twelve months ended December 31, 2006 (as a result of the February 2006 acquisition of Creative Designs), which had incremental sales of $17.4 million, and increases in sales of WWE and Pokemon action figures and accessories, role-play and dress-up toys, Bio Bytes ™, Eye Clops™ Bionic Eye, Child Guidance pre-school toys, Hannah Montana dolls and accessories, In My Pocket  toys, Cheetah Girls toys, Sweet Secrets toys, Funnoodle pool toys and our Fly Wheels XPV® toys, offset in part by decreases in sales of Dragonball Z ® action figures, JAKKS ™ dolls, Plug It In & Play TV Games, wheels products, Telestory ®, Vmigo ®, Sky Dancers ®, Doodle Bears ® Dragon Flyz ™, Trolls ™, Care Bears®, Cabbage Patch Kids®, Speedstacks ®, Snugglers ™, RC Flight toys and our Go Fly A Kite® and junior sports products.

Craft/Activity/Writing Products.  Net Sales of our Craft/Activity/Writing Products were $39.6 million in 2007, compared to $52.8 million in 2006, representing a decrease of $13.2 million, or 25.0%.  The decrease in net sales was primarily due to decreases in sales of our Flying Colors and Vivid Velvet activities products and our Pentech and Color Workshop writing instruments and related products.

Pet Products.  Net Sales of our Pet Pal line of products were $24.5 million in 2007, compared to $20.1 million in 2006, representing an increase of $4.4 million, or 21.9%.  The increase is attributable to the expanding line of products and expanding distribution.

Cost of Sales

Traditional Toys.  Cost of sales of our Traditional Toys segment was $490.3 million, or 61.8% of related net sales, in 2007, compared to $429.4 million, or 62.0% of related net sales, in 2006, representing an increase of $60.9 million, or 14.2%.  The increase primarily consisted of an increase in product costs of $41.1 million, which is in line with the higher volume of sales.  Product costs as a percentage of sales decreased primarily due to the mix of the product sold with lower product cost.  Furthermore, royalty expense for our Traditional Toys segment increased by $16.9 million and as a percentage of net sales due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalty rates.  Additionally, certain royalty advances and guarantees were written off for licensed product whose sell-off period had expired or was projected to not recoup the advances through future sales or meet its contractual minimum guaranty.  Our depreciation of molds and tools increased by $2.9 million due to the depreciation of new products being sold in this segment.

Craft/Activity/Writing Products.  Cost of sales of our Craft/Activity/Writing Products segment was $27.0 million, or 68.1% of related net sales, in 2007, compared to $29.0 million, or 55.0% of related net sales, in 2006, representing a decrease of $2.0 million, or 6.9%.  The decrease consisted of a decrease in product costs of $2.2 million, which is in line with the lower volume of sales.  Product costs as a percentage of net sales increased primarily due to the mix of the product sold and sell-off of closeout product.     Royalty expense increased by $0.3 million and as a percentage of net sales due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalty rates. Additionally, certain royalty advances and guarantees were written off for licensed product whose sell-off period had expired or was projected to not recoup the advances through future sales or meet its contractual minimum guaranty.  Our depreciation of molds and tools decreased by $0.2 million due to lower level of product in this segment requiring molds and tools.

Pet Products.  Cost of sales of our Pet Pal line of products was $16.2 million, or 66.2% of related net sales, in 2007, compared to $12.1 million, or 60.5% of related net sales, in 2006, representing an increase of $4.1 million, or 33.9%.  The increase primarily consisted of an increase in product costs of $3.5 million, which is in line with the higher volume of sales.  Product costs as a percentage of net sales increased primarily due to the mix of the product sold.  Royalty expense increased by $0.4 million, which was in line with the higher volume of sales.  Additionally, our depreciation of molds and tools was comparable year-over-year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $216.7 million in 2007 and $202.5 million in 2006, constituting 25.3% and 26.5% of net sales, respectively.  The overall increase of $14.2 million in such costs was primarily due to increases in general and administrative expenses ($16.8 million), the incremental overhead related to a full quarter impact of operations of Creative Designs ($1.5 million) for the three months ended March 31, 2007 (as compared to a partial quarter of operations for the three months ended March 31, 2006 as a result of the February 2006 acquisition thereof), product development ($2.2 million) and stock based compensation ($2.6 million), offset in part by decreases in other selling expenses ($7.0 million),  and amortization expense related to intangible assets other than goodwill ($1.9 million).  The increase in general and administrative expenses is primarily due to an increase in salary and payroll taxes ($5.8 million) to support our growing business which includes a lower allocation of JAKKS’ overhead to the video game joint venture ($1.2 million), bonus expense ($10.6 million) based on a stronger EPS growth in 2007 compared to 2006, donations expense (2.1 million), rent expense ($1.1 million) and travel and entertainment expense ($0.8 million), offset in part by decreases in other expenses as a result of the reversal of FIN 48 penalties related to income taxes payable ($0.6 million) and the buyout of our New York showroom lease ($1.3 million) and legal and other professional fees ($1.4 million). The decrease in direct selling expenses is primarily due to a decrease in advertising and promotional expenses of $10.9 million in 2007 in support of several of our product lines, offset in part by an increase in sales commissions ($1.2 million) and other direct selling expenses ($2.7 million).  From time to time, we may increase or decrease our advertising efforts, if we deem it appropriate for particular products.

Profit from Video Game Joint Venture

Profit from our video game joint venture in 2007 increased to $21.1 million, as compared to $13.2 million in 2006, due to the strong performance of the new Smackdown vs. Raw 2007 game and stronger sales of existing titles in 2007 compared to 2006. Furthermore, we devoted and allocated $1.2 million less of JAKKS’ overhead to the video game joint venture.  The amount of the preferred return we will receive from the joint venture after June 30, 2006 became subject to change (see “Risk Factors”, infra, and Note 4 of the Notes to Consolidated Financial Statements, supra).

Interest Income

Interest income in 2007 was $6.8 million, as compared to $4.9 million in 2006.  The increase is due to higher average cash balances and higher interest rates during 2007 compared to 2006.

Interest Expense

Interest expense was $5.5 million and $4.5 million for 2007 and 2006, respectively. The increase is due to net interest accrued pursuant to our January 1, 2007 adoption of the provisions of FIN 48. Interest expense of $4.5 million related to our convertible senior notes payable were comparable in 2007 and 2006.

Provision for Income Taxes

Provision for income taxes includes federal, state and foreign income taxes at effective tax rates of 31.7% in 2006, and 31.3% in 2007, benefiting from a flat 17.5% tax rate on the Company’s income arising in, or derived from, Hong Kong for each of 2006 and 2007.  The effective rate in 2007 reflects the recognition of certain discrete income tax adjustments recognized in the quarter ended September 30, 2007.  These adjustments included the reconciliation of the 2006 income tax provision to the actual income tax liability as reflected in the Company’s income tax return, and the reduction in income tax expense due to the recognition of a previously recorded potential income tax liability for uncertain tax positions that are no longer subject to audit due to the closure of the audit period.  These discrete items resulted in approximately a 2.1% reduction in the effective income tax rate for the twelve months ended December 31, 2007.   As of December 31, 2007, the Company had net deferred tax assets of approximately $7.3 million for which an allowance of $0.9 million has been provided since, in the opinion of management, realization of the future benefit is uncertain.

Comparison of the Years Ended December 31, 2006 and 2005

Net Sales

Traditional Toys.  Net sales of our Traditional Toys segment were $692.5 million in 2006, compared to $589.7 million in 2005, representing an increase of $102.8 million or 17.4%.  The increase in net sales was primarily due to the addition of the Creative Designs line of products, which we acquired in February 2006, with sales of $181.1 million and increases in sales of WWE actions figures and accessories, Doodle Bear, Speed Stacks, Snugglers, Dragonflyz, Trolls, Fly Wheels XPV and Flight toys and our Funnoodle pool toys, offset in part by decreases in sales of Plug It In & Play TV Games, wheels products, dolls, Sky Dancers, Care Bears, Cabbage Patch Kids, Go Fly A Kite and junior sports products.

Craft/Activity/Writing Products.  Net Sales of our Craft/Activity/Writing Products were $52.8 million in 2006, compared to $62.0 million in 2005, representing a decrease of $9.2 million or 14.8%.  The decrease in net sales was primarily due to decreases in sales of our Flying Colors activities and our Pentech and Color Workshop writing instruments and related products, offset in part by an increase in sales of our Creepy Crawlers® activity sets.

Pet Products.  Net Sales of our Pet Pal line of products, which we acquired in June 2005, were $20.1 million in 2006, compared to $9.8 million in 2005, representing an increase of $10.3 million or 105.1%.  The increase is attributable to the growth in sales of this new line of products through our existing distribution channels and having sales for the entire year in 2006.

Cost of Sales

Traditional Toys.  Cost of sales of our Traditional Toys segment was $429.4 million in 2006, compared to $348.6 million in 2005, representing an increase of $80.8 million or 23.2%.  The increase primarily consisted of an increase in product costs of $74.5 million, which is in line with the higher volume of sales.  Furthermore, royalty expense for our Traditional Toys segment decreased by $1.5 million and as a percentage of net sales due to changes in the product mix to more products with lower royalty rates or proprietary products with no royalty rates, from products with higher royalty rates.  Product costs as a percentage of sales increased due to the mix of the product sold and sell-through of closeout product.  Our depreciation of molds and tools increased by $7.9 million due to new products being sold in this segment.

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

Profit from Video Game Joint Venture

Profit from our video game joint venture in 2006 increased to $13.2 million, as compared to $9.4 million in 2005, due to the strong performance of the three new games released and stronger sales of existing titles in 2006, offset by the reduction of $0.1 million to THQ for their share of profit on our sales of WWE themed Plug It In & Play TV Games compared to 2005, in which period four new games were released and $0.8 million was earned by THQ for the WWE themed Plug It In & Play TV Games. The amount of the preferred return we will receive from the joint venture after June 30, 2006 is subject to change (see “Risk Factors” and “World Wrestling Entertainment Video Games”).

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

	2006				2007
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Net sales	$107,244	$124,041	$295,789	$238,312	$124,062	$129,547	$318,391	$285,085
As a % of full year	14.0%	16.2%	38.7%	31.1%	14.5%	15.1%	37.1%	33.3%
Gross Profit	44,163	49,280	112,883	88,468	45,508	45,295	124,050	108,797
As a % of full year	15.0%	16.7%	38.3%	30.0%	14.1%	14.0%	38.3%	33.6%
As a % of net sales	41.2%	39.7%	38.2%	37.1%	36.7%	35.0%	39.0%	38.2%
Income (loss) from operations	2,244	8,963	58,204	22,901	3,324	6,488	65,057	32,129
As a % of full year	2.4%	9.7%	63.1%	24.8%	3.1%	6.1%	60.8%	30.0%
As a % of net sales	2.1%	7.2%	19.7%	9.6%	2.7%	5.0%	20.4%	11.3%
Income before income taxes and minority interest	3,283	9,135	57,855	35,662	4,762	7,403	67,087	50,289
As a % of net sales	3.1%	7.4%	19.6%	15.0%	3.8%	5.7%	21.1%	17.6%
Net income	2,331	6,361	40,499	23,184	3,238	5,034	47,318	33,401
As a % of net sales	2.2%	5.1%	13.7%	9.7%	2.6%	3.9%	14.9%	11.7%
Diluted earnings per share	$0.09	$0.22	$1.26	$0.73	$0.12	$0.17	$1.45	$1.03
Weighted average shares and equivalents outstanding	32,617	32,790	32,736	32,803	27,985	33,133	33,145	33,251

During the fourth quarter of 2005, we recorded a non-cash charge, which impacted net income, of $3.6 million for restricted stock, and we repatriated $105.5 million from our Hong Kong subsidiaries which resulted in incremental income tax expense of $5.4 million and reduced net income.

During 2007, we recorded net interest expense of $0.9 million related to FIN 48.

Recent Accounting Standards

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Under FIN 48, the tax benefit of uncertain tax positions may be recognized only if it is more likely than not that the tax position will be sustained, based solely on its technical merits presuming the tax authority has full knowledge of all relevant information.  Additionally, FIN 48 provides guidance on the de-recognition, classification, and accounting in interim periods and disclosure requirements for uncertain tax positions.  In the first quarter of 2007, we adopted FIN 48 which resulted in the recognition of an increased current and non-current income tax payable for unrecognized tax benefits of $15.6 million.  We have also recognized an additional liability of $2.5 million for penalties and $2.8 million for interest on the income tax liability.  These increases to the liabilities resulted in a reduction of $19.1 million to the January 1, 2007 balance of retained earnings, net of related tax benefits.  Current interest on income tax liabilities is recognized as interest expense and penalties on income tax liabilities are recognized as other expense in the consolidated statement of income.  During the year ended December 31, 2007, we accrued an additional $0.9 million of net interest expense.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 (Revised) (“FAS 141(R)”), Business Combinations. The provisions of this statement are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier application is not permitted. FAS141(R) replaces FAS 141 and provides new guidance for valuing assets and liabilities acquired in a business combination. We will adopt FAS141(R) in calendar year 2009.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 157 (“FAS 157”) Fair Value Measurements. This standard provides new definitions for fair value and establishes a framework for measuring fair value in financial statements. FAS 157 becomes effective for us as of January 1, 2008. We anticipate that the effect of the adoption of FAS 157 will be immaterial to our financial statements.

Liquidity and Capital Resources

As of December 31, 2007, we had working capital of $355.7 million, as compared to $280.4 million as of December 31, 2006. This increase was primarily attributable to our operating activities, offset in part by the disbursement of earn-out payments related to our Play Along, Creative Designs and Pet Pal acquisitions.

Operating activities provided net cash of $87.7 million in the year ended December 31, 2007, as compared to $63.7 million in 2006. Net cash was provided primarily by net income of $90.0 million and non-cash charges and changes in working capital. Accounts receivable turnover as measured by days sales outstanding in accounts receivable for the three months ended December 31, 2007 decreased from approximately 58 days as of December 31, 2006 to approximately 55 days as of December 31, 2007 primarily due to the larger volume of sales for the quarter ended December 31, 2007 compared to the volume of sales for the quarter ended December 31, 2006. Other than open purchase orders, issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of December 31, 2007, we had cash and cash equivalents of $241.3 million.

Our investing activities used cash of $33.7 million in the year ended December 31, 2007, as compared to $121.9 million in 2006, consisting primarily of cash paid for the Creative Designs earn-out of $6.7 million, the Play Along earn-out of $6.7 million, the Pet Pal earn-out of $2.0 million and the purchase of office furniture and equipment and molds and tooling of $18.1 million used in the manufacture of our products and other assets. In 2006, our investing activities consisted primarily of cash paid for the purchase of net assets in the Creative Designs acquisition of $101.7 million, the Play Along earn-out of $6.7 million, the Pet Pal earn-out of $1.5 million and the purchase of office furniture and equipment and molds and tooling of $11.2 million used in the manufacture of our products and other assets.  As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 14% payable on net sales of such products. As of December 31, 2007, these agreements required future aggregate minimum guarantees of $38.2 million, exclusive of $26.2 million in advances already paid.  Of this $38.2 million future minimum guarantee, $21.3 is due over the next twelve months.  We do not have any significant capital expenditure commitments as of December 31, 2007.

Our financing activities provided net cash of $2.8 million in the year ended December 31, 2007, as compared to $3.1 million in 2006. In 2007, cash was primarily provided from the exercise of stock options and the tax benefit from stock options exercised. In 2006, cash was primarily provided from the exercise of stock options and the tax benefit from stock options exercised.

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 31, 2007 and is based on information appearing in the notes to the consolidated financial statements (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt	$—	$—	$—	$—	$—	$98,000	$98,000
Operating leases	9,662	6,796	5,736	5,779	5,451	4,034	37,458
Minimum guaranteed license/royalty payments	21,260	10,224	5,001	1,175	500	—	38,160
Employment contracts	5,919	3,789	2,280	—	—	—	11,988
Total contractual cash obligations	$36,841	$20,809	$13,017	$6,954	$5,951	$102,034	$185,606

The above table excludes any potential uncertain income tax liabilities that may become payable upon examination of the Company’s income tax returns by taxing authorities. Such amounts and periods of payment cannot be reliably estimated. See Note 12 to the financial statements for further explanation of the Company’s uncertain tax positions. The above table also excludes our contractual obligation with one of our executives regarding his retirement plan. Such amounts and periods of payment cannot be reliably estimated. See Note 15 to the financial statements for further explanation of the Company’s retirement plan commitment.

In February 2008, our Board of Directors authorized us to repurchase up to $30.0 million of our common stock. To date, no shares have been repurchased by us.

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

In October 2004, we were named as a defendant in a lawsuit commenced by WWE (the “WWE Action”). The complaint also named as defendants, among others, the joint venture with THQ Inc., certain of our foreign subsidiaries and our three executive officers. The complaint was dismissed and an appeal has been filed with respect to the Judgment dismissing the WWE Action. In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York, alleging damages associated with the facts alleged in the WWE Action. In January 2008, the complaint was dismissed without prejudice to seeking leave to file an amended complaint. Such leave was sought in February 2008. Three shareholder derivative actions have also been filed against us, nominally, and against certain of our Board members (the “Derivative Actions”). The Derivative Actions seek to hold the individual defendants liable for damages allegedly caused to our Company by their actions, and, in one of the Derivative Actions, seeks restitution to our Company of profits, benefits and other compensation obtained by them.  In October 2006, WWE commenced a lawsuit against THQ and the joint venture concerning allegedly improper sales of WWE video games in Japan and other countries in Asia, seeking among other things, a declaration that WWE is entitled to terminate its video games license with the joint venture and monetary damages (the “Connecticut Action”). In spring 2007, WWE amended the complaint in the Connecticut Action to allege the matters set forth in the WWE Action. Thereafter, WWE amended the complaint in the Connecticut Action to allege state claim laws that had been alleged in the WWE Action. WWE submitted a proposed case management order in February 2008 and it provided for a trial on or after October 2009. On February 22, 2008, we submitted a response in which we requested that no case management order be adopted prior to the determination of the motion to strike and for summary judgment because it would moot such a case management order but that if a case management order is to be adopted it should provide for a trial, if the matter is not fully dismissed, not before June 2010. See “Legal Proceedings.”

In June 2005, we purchased substantially all of the operating assets and assumed certain liabilities relating to the Pet Pal line of pet products, including toys, treats and related pet products. The total initial purchase price of $10.6 million was paid in cash. In addition, we agreed to pay an earn-out of up to an aggregate amount of $25.0 million in cash over the three years ending June 30, 2008 following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned.  During the years ended December 31, 2006 and 2007, $1.5 million and $2.0 million, respectively, of the earn-out was earned and recorded as goodwill.  Goodwill of $4.6 million arose from this transaction, which represents the excess of the purchase price over the fair value of assets acquired less liabilities assumed. This acquisition expands our product offerings and distribution channels. Our results of operations have included Pet Pal from the date of acquisition.

In February 2006, we acquired substantially all of the assets of Creative Designs. The total initial purchase price of $111.1 million consisted of $101.7 million in cash, 150,000 shares of our common stock at a value of approximately $3.3 million and the assumption of liabilities in the amount of $6.1 million. In addition, we agreed to pay an earn-out of up to an aggregate amount of $20.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. For the years ended December 31, 2006 and 2007, $6.9 million and $6.7 respectively, of the earn-out was earned and recorded as goodwill.  Creative Designs is a leading designer and producer of dress-up and role-play toys and is included in our results of operations from the date of acquisition.

In June 2003, we sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023. The notes may be converted into shares of our common stock at an initial conversion price of $20.00 per share, or 50 shares per note, subject to certain circumstances. The notes may be converted in each quarter subsequent to any quarter in which the closing price of our common stock is at or above a prescribed price for at least 20 trading days in the last 30 trading day period of the quarter.  The prescribed price for the conversion trigger is $24.00 through June 30, 2010, and increases nominally each quarter thereafter.  Cash interest is payable at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year, commencing on December 15, 2003. After June 15, 2010, interest will accrue at the same rate on the outstanding notes until maturity. At maturity, we will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance, unless redeemed or converted earlier.  The notes were not convertible as of December 31, 2007, but are convertible in the first quarter of 2008.

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

We believe that our cash flows from operations and cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. We intend to finance our long-term liquidity requirements out of net cash provided by operations and net cash and cash equivalents.  As of December 31, 2007, we do not have any off-balance sheet arrangements.

Exchange Rates

Sales from our United States and Hong Kong operations are denominated in U.S. dollars and our manufacturing costs are denominated in either U.S. or Hong Kong dollars. Operations and operating expenses of all of our operations are denominated in local currency, thereby creating exposure to changes in exchange rates. Changes in the Hong Kong dollar/U.S. dollar exchange rate may positively or negatively affect our operating results. The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to US$1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. We cannot assure you that the exchange rate between the United States and Hong Kong currencies will continue to be fixed or that exchange rate fluctuations between the United States and Hong Kong currencies will not have a material adverse effect on our business, financial condition or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. To date, we have not used derivative instruments or engaged in hedging activities to minimize our market risk.

Interest Rate Risk

In June 2003, we issued convertible senior notes payable of $98.0 million with a fixed interest rate of 4.625% per annum, which remain outstanding as of December 31, 2007. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

Foreign Currency Risk

We have wholly-owned subsidiaries in Hong Kong and China. Sales are made by these operations on FOB China or Hong Kong terms and are denominated in U.S. dollars. However, purchases of inventory and Hong Kong operating expenses are typically denominated in Hong Kong dollars and local operating expenses in China are denominated in local currency, thereby creating exposure to changes in exchange rates. Changes in the Chinese Yuan or Hong Kong dollar/U.S. dollar exchange rates may positively or negatively affect our gross margins, operating income and retained earnings.  A gain in Hong Kong dollars gave rise to the other comprehensive loss in the balance sheet at December 31, 2007. The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to US$1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. We do not believe that near-term changes in these exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Hong Kong dollar or Chinese Yuan.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JAKKS Pacific, Inc.
Malibu, California

We have audited the accompanying consolidated balance sheets of JAKKS Pacific, Inc. (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of income, other comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JAKKS Pacific, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” and effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), JAKKS Pacific, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2008 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
BDO Seidman, LLP
Los Angeles, California
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
JAKKS Pacific, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of income, other comprehensive income, stockholders’ equity, and cash flows and the financial statement schedule of JAKKS Pacific, Inc. and Subsidiaries (Company) for the year ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the results of operations and cash flows of JAKKS Pacific, Inc. and Subsidiaries for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
/s/ PKF
PKF
Certified Public Accountants
A Professional Corporation
Los Angeles, California
February 13, 2006

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2007
	(In thousands, except
	share data)
Assets
Current assets
Cash and cash equivalents	$184,489	$241,250
Marketable securities	210	218
Accounts receivable, net of allowance for uncollectible accounts of $1,206 and $1,354, respectively	153,116	174,451
Inventory	76,788	75,486
Deferred income taxes	10,592	12,945
Prepaid expenses and other	26,543	21,733
Total current assets	451,738	526,083
Property and equipment
Office furniture and equipment	8,299	9,961
Molds and tooling	36,600	44,333
Leasehold improvements	4,882	5,186
Total	49,781	59,480
Less accumulated depreciation and amortization	32,898	38,073
Property and equipment, net	16,883	21,407
Intangibles and other, net	40,833	26,200
Investment in video game joint venture	14,873	36,090
Goodwill, net	337,999	353,340
Trademarks, net	19,568	19,568
Total assets	$881,894	$982,688
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$65,574	$52,287
Accrued expenses	54,664	70,085
Reserve for sales returns and allowances	32,589	26,036
Income taxes payable	18,548	21,997
Total current liabilities	171,375	170,405
Convertible senior notes	98,000	98,000
Other liabilities	854	6,432
Income taxes payable	—	11,294
Deferred income taxes	2,377	5,560
Total liabilities	272,606	291,691
Commitments and contingencies
Stockholders’ equity
Preferred shares, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 27,776,947 and 28,275,116 shares issued and outstanding, respectively	28	28
Additional paid-in capital	300,255	312,127
Retained earnings	312,432	382,288
Accumulated other comprehensive loss	(3,427)	(3,446)
Total stockholders’ equity	609,288	690,997
Total liabilities and stockholders’ equity	$881,894	$982,688

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2006	2007
	(In thousands, except per share amounts)
Net sales	$661,536	$765,386	$857,085
Cost of sales	394,829	470,592	533,435
Gross profit	266,707	294,794	323,650
Selling, general and administrative expenses	178,722	202,482	216,652
Income from operations	87,985	92,312	106,998
Profit from video game joint venture	9,414	13,226	21,180
Other expense	(1,401)	—	—
Interest income	5,183	4,930	6,819
Interest expense	(4,544)	(4,533)	(5,456)
Income before provision for income taxes	96,637	105,935	129,541
Provision for income taxes	33,144	33,560	40,550
Net income	$63,493	$72,375	$88,991
Basic earnings per share	$2.37	$2.66	$3.22
Basic weighted number of shares	26,738	27,227	27,665
Diluted earnings per share	$2.06	$2.30	$2.77
Diluted weighted number of shares	32,193	32,714	33,149

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

	Years Ended December 31,
	2005	2006	2007
	(In thousands)
Other comprehensive income:
Net income	$63,493	$72,375	$88,991
Foreign currency translation adjustment	(1,042)	(638)	(19)
Other comprehensive income	$62,451	$71,737	$88,972

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In thousands)

	Common Stock				Accumulated
			Additional		Other	Total
	Number		Paid-in	Retained	Comprehensive	Stockholders’
	of Shares	Amount	Capital	Earnings	Loss	Equity
Balance, December 31, 2004	26,234	$26	$276,642	$176,564	$(1,747)	$451,485
Exercise of options	567	1	4,872	—	—	4,873
Stock option income tax benefit	—	—	4,119	—	—	4,119
Restricted stock grants	245	—	5,130	—	—	5,130
Compensation for vested stock options	—	—	(1,706)	—	—	(1,706)
Retirement of common stock	(101)	—	(1,701)	—	—	(1,701)
Net income	—	—	—	63,493	—	63,493
Foreign currency translation adjustment	—	—	—	—	(1,042)	(1,042)
Balance, December 31, 2005	26,945	27	287,356	240,057	(2,789)	524,651
Exercise of options	333	—	4,382	—	—	4,382
Stock option income tax benefit	—	—	1,509	—	—	1,509
Restricted stock grants	473	1	4,579	—	—	4,580
Compensation for vested stock options	—	—	1,902	—	—	1,902
Retirement of common stock	(124)	—	(2,798)	—	—	(2,798)
Issuance of common stock for Creative Designs	150	—	3,325	—	—	3,325
Net income	—	—	—	72,375	—	72,375
Foreign currency translation adjustment	—	—	—	—	(638)	(638)
Balance, December 31, 2006	27,777	28	300,255	312,432	(3,427)	609,288
Adoption of FIN 48	—	—	—	(19,135)	—	(19,135)
Exercise of options	391	—	6,470	—	—	6,470
Stock option income tax benefit	—	—	1,053	—	—	1,053
Restricted stock grants	323	—	8,082	—	—	8,082
Compensation for vested stock options	—	—	972	—	—	972
Retirement of common stock	(191)	—	(4,675)	—	—	(4,675)
Retirement of Restricted Stock	(25)	—	(30)	—	—	(30)
Net income	—	—	—	88,991	—	88,991
Foreign currency translation adjustment	—	—	—		(19)	(19)
Balance, December 31, 2007	28,275	$28	$312,127	$382,288	$(3,446)	$690,997

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2006	2007
	(In thousands)
Cash flows from operating activities
Net income	$63,493	$72,375	$88,991
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	15,527	26,166	26,663
Share-based compensation expense	3,424	6,482	9,054
Profit from video game joint venture	(548)	(5,147)	(21,856)
Loss on disposal of property and equipment	104	48	1,781
Write-off of investment in Chinese Joint Venture	1,401	—	—
Changes in operating assets and liabilities Accounts receivable	16,697	(52,885)	(21,334)
Inventory	(13,272)	(8,352)	1,329
Prepaid expenses and other	1,088	(8,293)	4,817
Accounts payable	(9,437)	12,608	(13,061)
Accrued expenses	(1,915)	1,882	14,493
Income taxes payable	(2,936)	14,756	(891)
Reserve for sales returns and allowances	1,732	5,253	(6,489)
Other liabilities	995	(140)	1,519
Deferred income taxes	(5,292)	(1,043)	2,644
Total adjustments	7,568	(8,665)	(1,331)
Net cash provided by operating activities	71,061	63,710	87,660
Cash flows from investing activities
Purchases of property and equipment	(8,270)	(11,204)	(18,116)
Change in other assets	(123)	46	(6)
Sale (Purchases) of deposits	241	(701)	17
Cash paid for net assets	(20,362)	(109,845)	(15,605)
Net (purchases) sales of marketable securities	19,047	(210)	(7)
Net cash used by investing activities	(9,467)	(121,914)	(33,717)
Cash flows from financing activities
Proceeds from stock options exercised (net of cash-less exercises of $1.7 million, $2.8 million and $4.7 million in 2005, 2006 and 2007, respectively)	3,173	1,584	1,765
Tax benefit from stock options exercised	—	1,509	1,053
Net cash provided by financing activities	3,173	3,093	2,818
Impact of foreign currency translation	(1,073)	(638)	—
Net increase (decrease) in cash and cash equivalents	63,694	(55,749)	56,761
Cash and cash equivalents, beginning of year	176,544	240,238	184,489
Cash and cash equivalents, end of year	$240,238	$184,489	$241,250
Cash paid during the period for:
Interest	$4,533	$4,533	$4,533
Income taxes	$41,284	$19,496	$32,198

See Notes 5 and 18 for additional supplemental information to consolidated statements of cash flows.

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

Cash and cash equivalents

The Company considers all highly liquid assets, having an original maturity of less than three months, to be cash equivalents. The Company maintains its cash in bank deposits which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk of cash and cash equivalents.

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

The Company also will occasionally grant credits to facilitate markdowns and sales of slow moving merchandise. These credits are recorded as a reduction of gross sales at the time of occurrence. The Company’s reserve for sales returns and allowances decreased by $6.6 million from $32.6 million as of December 31, 2006 to $26.0 million as of December 31, 2007.

Inventory

Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs and in-bound freight and duty, is valued at the lower of cost (first-in, first-out) or market, net of inventory obsolescence reserve, and consists of the following (in thousands):

	December 31,
	2006	2007
Raw materials	$3,845	$1,694
Finished goods	72,943	73,792
	$76,788	$75,486

Fair value of financial instruments

The Company’s cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of fair value. The fair value of the $98.0 million of convertible senior notes payable at December 31, 2006 and 2007 was approximately $127.4 million and $137.7 million, respectively, based on the most recent quoted market price.

Property and equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over their estimated useful lives as follows:

Office equipment	5 years
Automobiles	5 years
Furniture and fixtures	5 - 7 years
Molds and tooling	2 - 4 years
Leasehold improvements	Shorter of length of lease or 10 years

For the years ended December 31, 2005, 2006, and 2007, the Company’s aggregate depreciation expense related to property and equipment was $6.3 million, $8.5 million and $11.4 million, respectively.

Advertising

Production costs of commercials and programming are charged to operations in the year during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the year incurred. Advertising expense for the three years in the period ended December 31, 2007, was approximately $38.8 million, $36.7 million and $22.3 million, respectively.

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

Accounting for the impairment of long-lived assets

Long-lived assets with finite lives, which include property and equipment and intangible assets other than goodwill, are evaluated at least annually for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.  Finite-lived intangible assets consist primarily of product technology rights, acquired backlog, customer relationships, product lines and license agreements. These intangible assets are amortized over the estimated economic lives of the related assets. Accumulated amortization as of December 31, 2006 and 2007 was $48.5 million and $63.1 million, respectively.

Goodwill and other indefinite-lived intangible assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment at least annually at the reporting unit level. Losses in value are recorded when and as material impairment has occurred in the underlying assets or when the benefits of the identified intangible assets are realized. As of December 31, 2007, there was no impairment to the underlying value of goodwill or indefinite-lived intangible assets other than goodwill.  Indefinite-lived intangible assets other than goodwill consist of trademarks.

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

Share-based Compensation

In December 2004, the FASB issued SFAS 123 (Revised), Share-Based Payment, (“SFAS 123R”) which amends SFAS 123, Accounting for Stock Based Compensation, and SFAS 95, Statement of Cash Flows.  SFAS 123R requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements, and requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements.  SFAS 123R was effective for the Company beginning as of January 1, 2006, and the Company recorded $1.9 million and $1.0 million of stock option expense in 2006 and 2007, respectively, and $4.6 million and $8.1 million of restricted stock expense, respectively, in 2006 and 2007. See Note 16 for further details relating to share based compensation.

Earnings per share

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings per share (“EPS”) for the periods presented (in thousands, except per share data):

	2005
		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$63,493	26,738	$2.37
Effect of dilutive securities
Assumed conversion of convertible senior notes	2,978	4,900
Options and warrants	—	555
Diluted EPS
Income available to common stockholders plus assumed exercises and conversion	$66,471	32,193	$2.06

	2006
		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$72,375	27,227	$2.66
Effect of dilutive securities
Assumed conversion of convertible senior notes	2,946	4,900
Options and warrants	—	362
Unvested restricted stock grants	—	225
Diluted EPS
Income available to common stockholders plus assumed exercises and conversion	$75,321	32,714	$2.30

	2007
		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$88,991	27,665	$3.22
Effect of dilutive securities
Assumed conversion of convertible senior notes	2,946	4,900
Options and warrants	—	328
Unvested restricted stock grants	—	256
Diluted EPS
Income available to common stockholders plus assumed exercises and conversion	$91,937	33,149	$2.77

Basic earnings per share has been computed using the weighted average number of common shares outstanding. Diluted earnings per share has been computed using the weighted average number of common shares and common share equivalents outstanding (which consist of warrants, options, restricted stock and convertible debt to the extent they are dilutive).  Potentially dilutive stock options of 487,506, 406,612 and nil for the years ended December 31, 2005, 2006 and 2007, respectively, were not included in the computation of diluted earnings per share as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and to have included them would have been anti-dilutive. Potentially dilutive restricted stock of 13,907 for the year ended December 31, 2007 was not included in the computation of diluted earnings per share as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such restricted stock and to have included them would have been anti-dilutive.

Recent Accounting Standards

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Under FIN 48, the tax benefit of uncertain tax positions may be recognized only if it is more likely than not that the tax position will be sustained, based solely on its technical merits presuming the tax authority has full knowledge of all relevant information.  Additionally, FIN 48 provides guidance on the de-recognition, classification, and accounting in interim periods and disclosure requirements for uncertain tax positions.  In the first quarter of 2007, the Company adopted FIN 48 which resulted in the recognition of an increased current and non-current income tax payable for unrecognized tax benefits of $15.6 million.  The Company has also recognized an additional liability of $2.5 million for penalties and $2.8 million for interest on the income tax liability.  These increases to the liabilities resulted in a reduction of $19.1 million to the January 1, 2007 balance of retained earnings, net of related tax benefits.  Current interest on income tax liabilities is recognized as interest expense and penalties on income tax liabilities are recognized as other expense in the consolidated statement of income.  During the year ended December 31, 2007, the Company accrued an additional $0.9 million of net interest expense.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 (Revised) (“FAS141(R)”), Business Combinations. The provisions of this statement are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier application is not permitted. FAS141(R) replaces FAS 141 and provides new guidance for valuing assets and liabilities acquired in a business combination. The Company will adopt FAS141(R) in calendar year 2009.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 157 (“FAS 157”) Fair Value Measurements. This standard provides new definitions for fair value and establishes a framework for measuring fair value in financial statements. FAS 157 becomes effective for the Company as of January 1, 2008. The Company anticipates that the effect of the adoption of FAS 157 will be immaterial to its financial statements.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

Note 3—Business Segments, Geographic Data, Sales by Product Group, and Major Customers

The Company is a worldwide producer and marketer of children’s toys and related products, principally engaged in the design, development, production, marketing and distribution of traditional toys, including boys’ action figures, vehicles and playsets, dolls, craft and activity products, writing instruments, compounds, girls’ toys, plush, construction toys, and infant and preschool toys, as well as pet treats, toys and related pet products.

The Company’s reportable segments are Traditional Toys, Craft/Activity/Writing Products, and Pet Products, each of which include worldwide sales.  Traditional Toys include boys’ action figures, vehicles and playsets, plush products, role-play, electronic toys, swimming pool toys, kites, remote control flying vehicles, squirt guns, and related products.  Craft/Activity/Writing Products include pens, pencils, stationery and drawing, painting and other craft related products.   Pet Products include pet treats, toys and related pet products. Prior to 2007, the Company had accounted for seasonal and outdoor products as a separate reporting unit. During 2007, the Company restructured its internal operations and consolidated the former seasonal/outdoor reporting unit into the Traditional reporting unit. These products share key characteristics, including common management, distribution, and marketing strategies. Prior segment reporting units have been restated to reflect this change.

Segment performance is measured at the operating income level. All sales are made to external customers, and general corporate expenses have been attributed to the various segments based on sales volumes. Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances, goodwill and other assets.

Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three years in the period ended December 31, 2007 are as follows (in thousands):

	Years Ended December 31,
	2005	2006	2007
Net Sales
Traditional Toys	$589,715	$692,498	$792,998
Craft/Activity/Writing Products	62,058	52,834	39,632
Pet Products	9,763	20,054	24,455
	$661,536	$765,386	$857,085

	Years Ended December 31,
	2005	2006	2007
Operating Income
Traditional Toys	$78,433	$83,521	$100,227
Craft/Activity/Writing Products	8,254	6,372	4,079
Pet Products	1,298	2,419	2,692
	$87,985	$92,312	$106,998

	Years Ended December 31,
	2005	2006	2007
Depreciation and Amortization Expense
Traditional Toys	$14,430	$24,780	$25,339
Craft/Activity/Writing Products	1,085	995	829
Pet Products	12	391	495
	$15,527	$26,166	$26,663

	December 31,
	2006	2007
Assets
Traditional Toys	$743,946	$840,848
Craft/Activity/Writing Products	119,883	115,034
Pet Products	18,065	26,806
	$881,894	$982,688

The following tables present information about the Company by geographic area as of and for the three years ended December 31, 2007 (in thousands):

	December 31,
	2006	2007
Long-lived Assets
United States	$13,451	$19,372
Hong Kong	3,432	2,035
	$16,883	$21,407

	Years Ended December 31,
	2005	2006	2007
Net Sales by Geographic Area
United States	$562,396	$666,294	$730,971
Europe	38,620	30,169	37,585
Canada	20,589	27,067	29,155
Hong Kong	24,388	17,500	30,175
Other	15,543	24,356	29,199
	$661,536	$765,386	$857,085

Major Customers

Net sales to major customers were approximately as follows (in thousands, except for percentages):

	2005		2006		2007
		Percentage of		Percentage of		Percentage of
	Amount	Net Sales	Amount	Net Sales	Amount	Net Sales
Wal-Mart	$212,620	32.1%	$210,758	27.5%	$165,574	19.3%
Target	95,716	14.5	134,347	17.6	124,089	14.5
Toys ‘R’ Us	82,732	12.5	104,392	13.6	120,873	14.1
	$391,068	59.1%	$449,497	58.7%	$410,536	47.9%

No other customer accounted for more than 10% of our total net sales.

At December 31, 2006 and 2007, the Company’s three largest customers accounted for approximately 78.1% and 82.2%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

Note 4—Joint Ventures

The Company owns a fifty percent interest in a joint venture with THQ Inc. (“THQ”) which develops, publishes and distributes interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture has entered into a license agreement with an initial license period expiring December 31, 2009 and a renewal period at the option of the joint venture expiring December 31, 2014 under which it acquired the exclusive worldwide right to publish video games based on the WWE franchise on all hardware platforms. The Company’s investment is accounted for using the cost method due to the financial and operating structure of the venture and its lack of significant influence over the joint venture. The Company’s basis consists primarily of organizational costs, license costs and recoupable advances and is being amortized over the term of the initial license period. The joint venture agreement provides for the Company to receive guaranteed preferred returns through June 30, 2006 at varying rates of the joint venture’s net sales depending on the cumulative unit sales and platform of each particular game. The preferred return was subject to change after June 30, 2006 and was to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. The parties have not reached an agreement with respect to the preferred return for the Next Distribution Period and the preferred return for the Next Distribution Period is to be determined through arbitration.  The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned.  Based on the same rates as set forth under the original joint venture agreement, an estimated receivable of $35.3 million has been accrued for the eighteen months ended December 31, 2007, pending the resolution of this outstanding issue.  As of December 31, 2006 and 2007, the balance of the investment in the video game joint venture includes the following components (in thousands):

	December 31,
	2006	2007
Preferred return receivable	$13,482	$35,338
Investment costs, net	1,391	752
	$14,873	$36,090

 The Company’s joint venture partner retains the financial risk of the joint venture and is responsible for day-to-day operations, including development, sales and distribution, for which they are entitled to any remaining profits. In addition, THQ is entitled to receive a preferred return based on the sale by the Company of its WWE-themed TV Games. During 2006 and 2007, the Company incurred a liability of approximately $0.1 million and nil, respectively, which is recorded as a reduction of profit from the joint venture. During 2005, 2006 and 2007, the Company earned $9.4 million, $13.2 million and $21.2 million, respectively, in net profit from the joint venture.

During 2005, the Company wrote-off its $1.4 million investment in a Chinese joint venture to Other Expense on its determination that none of the value would be realized.

Note 5—Business Combinations

The Company acquired the following entities to further enhance its existing product lines and to continue diversification into other toy categories and seasonal businesses:

On February 9, 2006, the Company acquired substantially all of the assets of Creative Designs International, Ltd. and a related Hong Kong company, Arbor Toys Company Limited (collectively, “Creative Designs”). The total initial consideration of $111.1 million consisted of cash paid at closing in the amount of $101.7 million, the issuance of 150,000 shares of the Company’s common stock valued at approximately $3.3 million and the assumption of liabilities in the amount of $6.1 million, and resulted in the recording of goodwill in the amount of $53.6 million. Goodwill represents anticipated synergies to be gained via the combination of Creative Designs with the Company.  In addition, the Company agreed to pay an earn-out of up to an aggregate of $20.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. For the years ended December 31, 2006 and 2007, $6.9 million and $6.7 million of the earn-out was earned and recorded as goodwill.  Creative Designs is a leading designer and producer of dress-up and role-play toys. This acquisition expands the Company’s product offerings in the girls role-play and dress-up area and brings it new product development and marketing talent. The Company’s results of operations have included Creative Designs from the date of acquisition.

The amount of goodwill from the Creative Designs acquisition that is expected to be deductible for federal and state income tax purposes is approximately $51.4 million. The total purchase price was allocated based on studies and valuations performed to the estimated fair value of assets acquired and liabilities assumed.  The purchase price allocation including an aggregate earn-out amount of $13.6 million earned through December 31, 2007 is set forth in the following table (in thousands):

Estimated fair value of net assets:
Current assets acquired	$15,655
Property and equipment, net	1,235
Other assets	103
Liabilities assumed	(6,081)
Intangible assets other than goodwill	40,488
Goodwill	67,186
$118,586

The following unaudited pro forma information represents the Company’s consolidated results of operations as if the acquisition of Creative Designs had occurred on January 1, 2006 and after giving effect to certain adjustments including the elimination of certain general and administrative expenses and other income and expense items not attributable to ongoing operations, interest expense, and related tax effects. Such pro forma information does not purport to be indicative of operating results that would have been reported had the acquisition of Creative Designs actually occurred on January 1, 2006 or on future operating results (in thousands, except per share data).

Year Ended December 31, 2006
Net sales	$778,269
Net income	$75,221
Basic earnings per share	$2.73
Weighted average shares outstanding	27,512
Diluted earnings per share	$2.38
Weighted average shares and equivalents outstanding	32,777

In June 2005, the Company purchased substantially all of the operating assets and assumed certain liabilities relating to the Pet Pal line of pet products, including toys, treats and related pet products. The total initial purchase price of $10.6 million was paid in cash. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $25.0 million in cash over the three years ending June 30, 2008 following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. During the years ended December 31, 2006 and 2007, $1.5 million and $2.0 million, respectively, of the earn-out was earned and recorded as goodwill.  Goodwill of $4.6 million arose from this transaction, which represents the excess of the purchase price over the fair value of assets acquired less the liabilities assumed. This acquisition expands the Company’s product offerings and distribution channels. The Company’s results of operations have included Pet Pal from the date of acquisition. Pro forma results of operations are not provided since the amounts are not material to the consolidated results of operations.

Note 6—Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2007 are as follows (in thousands):

	Traditional Toys	Craft/Activity /Writing Products	Pet Products	Total
Balance, December 31, 2005	$181,868	$82,826	$4,604	$269,298
Adjustments to goodwill during the year	67,181	—	1,520	68,701
Balance, December 31, 2006	249,049	82,826	6,124	337,999
Adjustments to goodwill during the year	13,341	—	2,000	15,341
Balance at end of the year	$262,390	$82,826	$8,124	$353,340

Adjustments to goodwill during the year represent earn-outs earned during the year on acquisitions made in prior years.

Note 7—Intangible Assets Other Than Goodwill

Intangible assets other than goodwill consist primarily of licenses, product lines, debt offering costs from the Company’s convertible senior notes and trademarks. Amortized intangible assets are included in the Intangibles and other, net, in the accompanying balance sheets. Trademarks are disclosed separately in the accompanying balance sheets. Intangible assets are as follows (in thousands):

		December 31, 2006			December 31, 2007
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)

Amortized Intangible Assets:
Acquired order backlog	0.50	$1,298	$(1,298)	$—	$1,298	$(1,298)	$—
Licenses	4.77	58,699	(25,821)	32,878	58,699	(39,091)	19,608
Product lines	3.45	17,700	(17,700)	—	17,700	(17,700)	—
Customer relationships	6.23	3,646	(1,239)	2,407	3,646	(1,805)	1,841
Non-compete/Employment contracts	4.00	2,748	(1,753)	995	2,748	(2,348)	400
Debt offering costs	20.00	3,705	(662)	3,043	3,705	(847)	2,858
Total amortized intangible assets		87,796	(48,473)	39,323	87,796	(63,089)	24,707
Unamortized Intangible Assets:
Trademarks	indefinite	19,568	N/A	19,568	19,568	N/A	19,568
		$107,364	$(48,473)	$58,891	$107,364	$(63,089)	$44,275

For the years ended December 31, 2005, 2006, and 2007, the Company’s aggregate amortization expense related to intangible assets was $9.1 million, $16.5 million and $14.6 million, respectively. The Company currently estimates continuing amortization expense for the next five years to be approximately (in thousands):

2008	$8,568
2009	5,578
2010	3,048
2011	2,011
2012	2,043

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

At December 31, 2006 and 2007, the Company’s three largest customers accounted for approximately 78.1% and 82.2%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

Note 9—Accrued Expenses

Accrued expenses consist of the following (in thousands):

	2006	2007
Royalties	$17,829	$25,318
Bonuses	7,172	17,223
Acquisition earn-out	13,598	13,333
Employee salaries and benefits	1,616	1,273
Promotional commitment	1,341	—
Sales commissions	1,764	2,225
Molds and tools	1,489	1,952
Other	9,855	8,761
	$54,664	$70,085

Note 10—Related Party Transactions

A director of the Company is a partner in a law firm that acts as counsel to the Company. The Company incurred legal fees and expenses to the law firm in the amount of approximately $3.2 million in 2005, $2.7 million in 2006 and $1.9 million in 2007.

Note 11—Convertible Senior Notes

Convertible senior notes consist of the following (in thousands):

	2006	2007
4.625% Convertible senior notes	$98,000	$98,000

In June 2003, the Company sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023. The notes may be converted into shares of the Company’s common stock at an initial conversion price of $20.00 per share, or 50 shares per note, subject to certain circumstances. The notes may be converted in each quarter subsequent to any quarter in which the closing price of the Company’s common stock is at or above a prescribed price for at least 20 trading days in the last 30 trading day period of the quarter.  The prescribed price for the conversion trigger is $24.00 through June 30, 2010, and increases nominally each quarter thereafter.  Cash interest is payable at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year, commencing on December 15, 2003. After June 15, 2010, interest will accrue at the same rate on the outstanding notes. At maturity, the Company will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance, unless redeemed or converted earlier.  The notes were not convertible as of December 31, 2007, but are convertible in the first quarter of 2008.

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

The Company’s convertible senior notes of $98.0 million are not scheduled to be paid during the next five years.

Note 12—Income Taxes

The Company does not file a consolidated return with its foreign subsidiaries. The Company files federal and state returns and its foreign subsidiaries file Hong Kong and United Kingdom returns. Income taxes reflected in the accompanying consolidated statements of income are comprised of the following (in thousands):

	2005	2006	2007
Federal	$20,821	$22,031	$23,931
State and local	4,326	4,310	6,016
Foreign	13,290	8,204	8,719
	38,437	34,545	38,666
APIC	—	58	1,053
Deferred	(5,293)	(1,043)	831
	$33,144	$33,560	$40,550

The components of deferred tax assets/(liabilities) are as follows (in thousands):

	2006	2007
Net deferred tax assets/(liabilities):
Current:
Reserve for sales allowances and possible losses	$881	$115
Accrued expenses	2,404	4,915
Restricted stock grant	1,882	3,076
Federal and state net operating loss carryforwards	2,993	2,993
Uncertain tax positions	—	624
Deductible intangible assets	2,079	—
State income taxes	1,302	2,272
Other	(29)	(130)
	11,512	13,865
Long Term:
Property and equipment	(608)	1,064
Original issue discount interest	(8,816)	(12,249)
Deductible goodwill and intangibles	1,873	1,678
Foreign tax credit	2,718	2,718
Stock options	686	802
Section 481(a) adjustments	—	(2,312)
Income from joint venture	1,770	1,763
Uncertain tax positions	—	976
	(2,377)	(5,560)
Valuation allowance related to federal and state net operating loss carryforwards	(920)	(920)
Total net deferred tax assets/(liabilities)	$8,215	$7,385

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

Income tax expense varies from the U.S. federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates:

	2005	2006	2007
Federal income tax expense	35.0%	35.0%	35.0%
State income tax expense, net of federal tax effect	2.1	2.6	3.3
One time dividend from foreign subsidiaries	8.3	—	—
Effect of differences in U.S. and Foreign statutory rates	(9.0)	(5.4)	(5.1)
Other, including adjustments to previously accrued taxes for statute expirations	(2.1)	(0.5)	(1.9)
	34.3%	31.7%	31.3%

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

As of December 31, 2007, the Company has federal and state net operating loss carryforwards of $5.9 million and $12.5 million, respectively, expiring through 2023 and 2024. These carryforwards resulted from the acquisitions of Pentech and Toymax. The utilization of these losses to offset future income is limited under IRC§382. As of December 31, 2007, the Company’s management concluded that a deferred tax asset valuation allowance was necessary for $0.9 million of the state net operating loss carryforwards due to uncertainty about the ability to utilize these losses prior to expiration.

The components of income before provision for income taxes are as follows (in thousands):

	2005	2006	2007
Domestic	$24,953	$58,227	$73,115
Foreign	71,684	47,708	56,426
	$96,637	$105,935	$129,541

As of January 1, 2007, the Company adopted the provisions of FIN 48 “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions (“UTP”) taken or expected to be take in a tax return. As a result of FIN 48, the Company recognized a liability for UTP of $22.8 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. These UTPs are primarily due to income allocation issues between the United States and Hong Kong, and fixed asset depreciation in Hong Kong. The Company has also recognized an additional liability of $2.5 million for penalties and $2.8 for interest on the potential tax liability. These amounts were also accounted for as a reduction in the January 1, 2007 balance of retained earnings. Current interest on potential tax liabilities is recognized as interest expense.

Approximately $0.3 million of the liability for UTP relating to the timing of interest deductions were recognized during 2007. The following table provides further information of UTPs that would affect the effective tax rate, if recognized, as of 12/31/07 (in millions):

Balance, January 1, 2007	$22.8
Current year additions	0.3
Current year reduction due to lapse of applicable statute of limitations	(2.8)
Balance, December 31, 2007	$20.3

Current year interest and penalties related to UTPs are $0.9 million and $0.6 million, respectively. The interest and penalty liabilities related to UTPs is $3.7 million and $2.0 million on the December 31, 2007 statement of financial position.

Approximately $1.3 million of United States based, and $1.5 million of Hong Kong based UTPs became recognized during 2007 as they related to income tax years for which the audit period had expired. These items are included in the 2007 income tax provision. The tax years 2001 through 2007 are subject to examination in Hong Kong, the tax years 2004 through 2007 are subject to examination in the United States, and the tax year 2003 through 2007 are subject to examination in California.

Note 13—Leases

The Company leases office, warehouse and showroom facilities and certain equipment under operating leases. Rent expense for the years ended December 31, 2005, 2006 and 2007 totaled $7.1 million, $9.1 million and $10.4 million, respectively. The following is a schedule of minimum annual lease payments (in thousands).

2008	$9,662
2009	6,796
2010	5,736
2011	5,779
2012	5,451
Thereafter	4,034
$37,458

Note 14—Common Stock, Preferred Stock and Warrants

The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.

During 2007, the Company issued an aggregate of 240,000 shares of restricted stock to two of its executive officers, which vest 50% in each of January 2008 and 2009 subject to acceleration based on the Company achieving certain financial performance criteria, and an aggregate of 27,340 shares of restricted stock to its five non-employee directors, which vest in January 2008, at an aggregate value of approximately $5.8 million. In July 2007, the Company issued 15,000 shares of restricted stock at a value of $0.5 million to an executive officer, which vests one-third on each of December 31, 2007, 2008 and 2009.  During 2007, the Company also issued 216,200 shares of common stock on the exercise of options at a value of $3.6 million, and 83,644 shares of restricted stock previously received by two executive officers were surrendered at a value of $1.8 million to cover their income taxes due on the 2007 vesting of the restricted shares granted them in 2006. This surrendered restricted stock was subsequently retired by the Company.   Additionally, one executive officer surrendered 107,637 shares of common stock of the Company at a value of $2.8 million to cover his exercise of options to purchase 175,000 shares of common stock of the Company.   During 2007, certain employees surrendered an aggregate of 1,340 shares of restricted stock at a value of $29,931 to cover their income taxes on the 2007 vesting of the restricted shares granted them in 2006. The Company granted and issued an aggregate of 41,000 shares of restricted stock to its employees at an aggregate value of approximately $1.1 million.  As of December 31, 2007, 536,977 shares of the restricted stock remained unvested, of which $2.9 million remained unamortized.

In February 2008, the Board of Directors of the Company authorized the repurchase of up to $30.0 million of the Company’s common stock. To date, no shares have been repurchased.

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

Warrant activity is summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding, December 31, 2007	100,000	$11.35

There has been no other warrant activity since the issuance in 2003.

Note 15—Commitments

The Company has entered into various license agreements whereby the Company may use certain characters and intellectual properties in conjunction with its products. Generally, such license agreements provide for royalties to be paid at 1% to 14% of net sales with minimum guarantees and advance payments.

Future annual minimum royalty guarantees as of December 31, 2007 are as follows (in thousands):

2008	$21,260
2009	10,224
2010	5,001
2011	1,175
2012	500
$38,160

The Company has entered into employment and consulting agreements with certain executives expiring through December 31, 2010. The aggregate future annual minimum guaranteed amounts due under those agreements as of December 31, 2007 are as follows (in thousands):

2008	$5,919
2009	3,789
2010	2,280
$11,988

The Company has entered into a retirement plan agreement with one of its executives. Upon meeting the eligibility criteria for retirement, the executive can elect to retire and receive a single-life annuity retirement payment of approximately $1.0 million per year for a period of ten years following his retirement.  Furthermore, in the event of his death during such period, his estate will receive a death benefit equal to the difference between approximately $2.9 million and retirement benefits previously paid to him.  This retirement benefit is conditioned upon the executive agreeing to accept the position of Chairman Emeritus of our Board of Directors, if so requested by the Board.

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

Restricted Stock

Under the Plan, share-based compensation payments may include the issuance of shares of restricted stock. Two executive officers are each entitled to be awarded 120,000 shares of restricted stock annually on each January 1 (through and including January 1, 2010).  Such awards vest 50% each on the first and second anniversaries of issuance, subject to acceleration.  Beginning in January 2006, the Company’s five non-employee directors each receive annual grants of restricted stock at a value of $120,000 (or, for 2007, 5,468 shares per director) which vest after one year. In March 2003, two executive officers of the Company were each granted 240,000 shares of restricted stock which, based on the achievement of certain financial performance criteria, vested on January 1, 2004.  In January 2004, the Company issued 240,000 shares of restricted stock which, based on the achievement of certain financial performance criteria, vested on January 1, 2005.  In January 2006 and 2007, respectively, the Company issued 268,660  shares of restricted stock at a value of $5.6 million and 267,340 shares of restricted stock at a value of $5.8 million to two executive officers and five non-employee directors of the Company. In July 2007, the Company issued 15,000 shares of restricted stock at a value of $0.5 million to an executive officer, which vests one-third on each of December 31, 2007, 2008 and 2009.  During 2006, the Company granted and issued an aggregate of 204,500 shares of restricted stock to its employees, which vest over a five-year period, at an aggregate value of approximately $3.4 million, which represents the fair market value at the grant date.  During 2007, the Company granted and issued an aggregate of 41,000 shares of restricted stock to its employees at an aggregate value of approximately $1.1 million. As of December 31, 2007, 536,977 shares of the restricted stock remained unvested, of which $2.9 million remained unamortized.

The table below summarizes the grant activity for the year ending December 31, 2007 and is broken down in the following three distinct groups because each group has unique characteristics: executives, board of directors, and employees:

Group Type	# Shares Granted	Grant Price Range	Vest Schedule Range
Executives	255,000	$21.84 – 31.04	2 – 3 years
Board of directors	27,340	$21.84	1 year
Employees	41,000	$24.60 – 26.86	3 – 5 years
Total	323,340	$21.84 – 31.04	1 to 5 years

Stock Options

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

The amount of share-based compensation expense recognized in the year ended December 31, 2007 is based on options granted prior to January 1, 2006 and restricted stock issued during the years ended December 31, 2006 and 2007, and ultimately expected to vest, and it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

 The following table summarizes the total share-based compensation expense and related tax benefits recognized (in thousands):

	Year Ended December 31,
	2006	2007

Stock option compensation expense	$1,903	$972
Tax benefit related to stock option compensation	$623	$314
Restricted stock compensation expense	$4,580	$8,082
Tax benefit related to restricted stock compensation	$1,404	$2,859

As of December 31, 2007, 807,876 shares were available for future grant. Additional shares may become available to the extent that options or shares of restricted stock presently outstanding under the Plan terminate or expire. Stock option activity pursuant to the Plan is summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding, December 31, 2004	2,088,006	$13.28
Granted	360,000	21.74
Exercised	(566,546)	8.60
Canceled	(77,354)	15.74
Outstanding, December 31, 2005	1,804,106	16.33
Granted	—	—
Exercised	(333,228)	13.15
Canceled	(8,500)	17.23
Outstanding, December 31, 2006	1,462,378	$17.05
Granted	—	—
Exercised	(391,200)	16.54
Canceled	(235,000)	17.10
Outstanding, December 31, 2007	836,178	$17.27

The weighted average fair value of options granted to employees in 2005 was $21.74 per share.

In 2005, the fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: risk-free rate of interest of 4.25%; dividend yield of 0%; with volatility of 130.2%; and expected term of five years.  There were no option grants in 2006 and 2007.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Life	Exercise	Number	Exercise
Option Price Range	of Shares	in Years	Price	of Shares	Price
$ 7.875 — $13.39	280,063	3.55	$11.20	276,313	$11.19
$ 13.47 — $20.55	281,100	4.39	$18.69	201,050	$18.31
$ 20.94 — $22.11	275,015	3.85	$21.99	95,469	$21.96

 The following characteristics apply to the Plan stock options that are fully vested, or expected to vest, as of December 31, 2007:

Number of options outstanding	836,178
Weighted-average exercise price	$17.27
Aggregate intrinsic value of options outstanding	$5,304,576
Weighted-average contractual term of options outstanding	3.9 years
Number of options currently exercisable	572,832
Weighted-average exercise price of options currently exercisable	$15.48
Aggregate intrinsic value of options currently exercisable	$4,656,208
Weighted-average contractual term of currently exercisable	4.34 years

At and for the year ended December 31, 2005, the Company accounted for options granted under the Plan using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Prior to the implementation of SFAS 123R, stock-based employee compensation expense was not generally reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation for the year ended December 31, 2005 (in thousands, except per share data):

Year Ended December 31, 2005

Net income, as reported	$63,493
Add (Deduct): Stock-based employee compensation expense (income) included in reported net income net of related tax effects	(1,121)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards net of related tax effects	(2,343)
Pro forma net income	$60,029
Earnings per share:
Basic — as reported	$2.37
Basic — pro forma	$2.25
Diluted — as reported	$2.06
Diluted — pro forma	$1.96

Note 17—Employee Benefits Plan

The Company sponsors for its U.S. employees, a defined contribution plan under Section 401(k) of the Internal Revenue Code. The plan provides that employees may defer up to 50% of their annual compensation subject to annual dollar limitations, and that the Company will make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation. Company matching contributions, which vest immediately, totaled $0.5 million, $0.7 million and $0.9 million for 2005, 2006 and 2007, respectively.

Note 18—Supplemental Information to Consolidated Statements of Cash Flows

In 2007, two executive officers surrendered an aggregate of 83,644 shares of restricted at a value of $1.8 million to cover their income taxes due on the 2007 vesting of the restricted shares granted them in 2006. This surrendered restricted stock was subsequently retired by the Company.   Additionally, one executive officer surrendered 107,637 shares of common stock of the Company at a value of $2.8 million to cover his exercise of options to purchase 175,000 shares of common stock of the Company.   During 2007, certain employees surrendered an aggregate of 1,340 shares of restricted stock at a value of $29,931 to cover their incomes taxes on the 2007 vesting of the restricted shares granted them in 2006.  Additionally, the Company recognized a $1.1 million tax benefit from the exercise of stock options.

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

Note 19—Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for the years 2006 and 2007 are summarized below:

	2006				2007
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Net sales	$107,244	$124,041	$295,789	$238,312	$124,062	$129,547	$318,391	$285,085
Gross profit	$44,163	$49,280	$112,883	$88,468	$45,508	$45,295	$124,050	$108,797
Income from operations	$2,244	$8,963	$58,204	$22,901	$3,324	$6,488	$65,057	$32,129
Income before income taxes	$3,283	$9,135	$57,855	$35,662	$4,762	$7,403	$67,087	$50,289
Net income	$2,331	$6,361	$40,499	$23,184	$3,238	$5,034	$47,318	$33,401
Basic earnings per share	$0.09	$0.23	$1.46	$0.85	$0.12	$0.18	$1.71	$1.20
Weighted average shares outstanding	27,310	27,536	27,694	27,298	27,498	27,631	27,733	27,738
Diluted earnings per share	$0.09	$0.22	$1.26	$0.73	$0.12	$0.17	$1.45	$1.03
Weighted average shares and equivalents outstanding	32,617	32,790	32,736	32,803	27,985	33,133	33,145	33,251

Note 20—Litigation

In October 2004, the Company was named as a defendant in a lawsuit commenced by World Wrestling Entertainment, Inc. (“WWE”) (the “WWE Action”). The complaint also named as defendants, among others, the joint venture with THQ Inc., certain of the Company’s foreign subsidiaries and the Company’s three executive officers. The Complaint was amended, the antitrust claims were dismissed and, on grounds not previously considered by the Court, a motion to dismiss the RICO claim, the only remaining basis for jurisdiction, was argued and submitted in September 2006.  Discovery remained stayed. In December 2007 the Court dismissed the WWE Action and WWE appealed. The Company sought reconsideration of and filed a cross-appeal with respect to certain parts of the Court’s Orders. In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York, alleging damages associated with the facts alleged in the WWE Action (the “Class Action”). A motion to dismiss was filed, was fully briefed and argument occurred on November 30, 2006. The motion was granted without prejudice to seeking leave to amend; such leave has been sought by plaintiffs.  Three shareholder derivative actions have also been filed against the Company, nominally, and against certain of the Company’s Board members (the “Derivative Actions”). The Derivative Actions seek to hold the individual defendants liable for damages allegedly caused to the Company by their actions, and, in one of the Derivative Actions, seeks restitution to the Company of profits, benefits and other compensation obtained by them. These actions are currently stayed or the time to answer has been extended.

The Company received notice from WWE alleging breaches of the video game license in connection with  sales of WWE video games in Japan and other countries in Asia. The joint venture responded that WWE acquiesced in the arrangements, and separately released any claim against the joint venture in connection therewith and accordingly there is no breach of the joint venture’s video game license.  While the joint venture does not believe that WWE has a valid claim, it tendered a protective “cure” of the alleged breaches with a full reservation of rights. WWE “rejected” that cure and reserved its rights.  On October 12, 2006, WWE commenced a lawsuit in Connecticut state court against THQ and the joint venture, involving the claim set forth above concerning allegedly improper sales of WWE video games in Japan and other countries in Asia (the “JV Action”).  The lawsuit seeks, among other things, a declaration that WWE is entitled to terminate the video game license and monetary damages.  A motion to strike one claim was argued on March 12, 2007 and submitted to the Court.  Additionally, a schedule was set, with trial no earlier than October 2008. Thereafter, WWE amended the complaint to import state law claims from the WWE Action. WWE has proposed a case management order calling for trial on or after October 2009. On February 22, 2008, we submitted a response in which we requested that no case management order be adopted prior to the determination of the motion to strike and for summary judgment because it would moot such a case management order but that if a case management order is to be adopted it should provide for a trial, if the matter is not fully dismissed, not before June 2010.

In connection with the joint venture with THQ (see Note 4), the Company receives its profit through a preferred return based on net sales of the joint venture, which was to be reset as of July 1, 2006 for the period through December 31, 2009 (the “Next Distribution Period”). The agreement with THQ provides for the parties to agree on the reset of the preferred return or, if no agreement is reached, for arbitration of the issue. No agreement has been reached and the preferred return for the Next Distribution Period is to be determined through arbitration.  The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned.  Based on the same rates as set forth under the original joint venture agreement, an estimated receivable of $35.3 million has been accrued for the eighteen months ended December 31, 2007, pending the resolution of this outstanding issue.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JAKKS Pacific, Inc.
Malibu, California

The audits referred to in our report dated February 28, 2008 relating to the 2007 and 2006 consolidated financial statements of JAKKS Pacific, Inc., which is contained in Item 8 of this Form 10-K also included the audit of the 2007 and 2006 amounts in the accompanying financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information for 2007 and 2006 set forth therein.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Los Angeles, California
February 28, 2008

JAKKS PACIFIC, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2005, 2006 and 2007

Allowances are deducted from the assets to which they apply, except for sales returns and allowances.

	Balance at	Charged to	Charged to			Balance
	Beginning	Costs and	Other			at End
	of Period	Expenses	Accounts		Deductions	of Period
	(In thousands)
Year ended December 31, 2005:
Allowance for:
Uncollectible accounts	$7,058	$902	$(1,291	)(a)	$(4,333)	$2,336
Reserve for potential product obsolescence	8,042	6,981	—		(7,576)	7,447
Reserve for sales returns and allowances	23,173	54,767	218	(b)	(53,035)	25,123
	$38,273	$62,650	$(1,073)		$(64,944)	$34,906
Year ended December 31, 2006:
Allowance for:
Uncollectible accounts	$2,336	$37	$—		$(1,167)	$1,206
Reserve for potential product obsolescence	7,447	3,412	—		(3,504)	7,355
Reserve for sales returns and allowances	25,123	49,951	2,213	(c)	(44,698)	32,589
	$34,906	$53,400	$2,213		$(49,369)	$41,150
Year ended December 31, 2007:
Allowance for:
Uncollectible accounts	$1,206	$(269)	$—		$417	$1,354
Reserve for potential product obsolescence	7,355	2,788	—		(5,072)	5,071
Reserve for sales returns and allowances	32,589	40,193	—		(46,746)	26,036
	$41,150	$42,712	$—		$(51,401)	$32,461
___________

(a) Pet Pal acquired reserve, $0.1 million; customer preference payments booked to Accrued Expenses, ($1.4 million).

(b) Pet Pal acquired reserve.

(c) Creative Designs acquired reserve.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. We believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

Our independent auditors have issued a report on our internal controls over financial reporting. This report appears below.

Report of the Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
JAKKS Pacific, Inc.
Malibu, California

 We have audited JAKKS Pacific, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). JAKKS Pacific, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, JAKKS Pacific, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of JAKKS Pacific, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of income, other comprehensive income, stockholders’ equity and cash flows for the years then ended and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Los Angeles, California
February 28, 2008

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Positions with the Company
Jack Friedman	68	Chairman and Chief Executive Officer
Stephen G. Berman	43	Chief Operating Officer, President, Secretary and Director
Joel M. Bennett	46	Executive Vice President and Chief Financial Officer
Dan Almagor	54	Director
David C. Blatte	43	Director
Robert E. Glick	62	Director
Michael G. Miller	60	Director
Murray L. Skala	61	Director

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

Robert E. Glick has been one of our directors since October 1996. For more than 20 years until May, 2007, Mr. Glick was an officer, director and principal stockholder in a number of privately-held companies which manufacture and market women’s apparel and he is currently employed as President of a division by a publicly-held company engaged in the apparel industry.

Michael G. Miller has been one of our directors since February 1996. From 1979 until May 1998, Mr. Miller was President and a director of a group of privately-held companies, including a list brokerage and list management consulting firm, a database management consulting firm, and a direct mail graphic and creative design firm. Mr. Miller’s interests in such companies were sold in May 1998. Mr. Miller is currently retired.

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

Committees of the Board of Directors

We have an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee.  The primary functions of the Audit Committee are to select or to recommend to our Board the selection of outside auditors; to monitor our relationships with our outside auditors and their interaction with our management in order to ensure their independence and objectivity; to review, and to assess the scope and quality of, our outside auditor’s services, including the audit of our annual financial statements; to review our financial management and accounting procedures; to review our financial statements with our management and outside auditors; and to review the adequacy of our system of internal accounting controls. Messrs. Blatte, Glick and Miller are the current members of the Audit Committee and are each “independent” (as that term is defined in NASD Rule 4200(a)(14)), and are each able to read and understand fundamental financial statements. Mr. Blatte, our audit committee financial expert, is the Chairman of the Audit Committee and possesses the financial expertise required under Rule 401(h) of Regulation SK of the Act and NASD Rule 4350(d)(2). He is further “independent”, as that term is defined under Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. We will, in the future, continue to have (i) an Audit Committee of at least three members comprised solely of independent directors, each of whom will be able to read and understand fundamental financial statements (or will become able to do so within a reasonable period of time after his or her appointment); and (ii) at least one member of the Audit Committee that will possess the financial expertise required under NASD Rule 4350(d)(2). Our Board has adopted a written charter for the Audit Committee and the Audit Committee reviews and reassesses the adequacy of that charter on an annual basis.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during 2007 and Forms 5 and amendments thereto furnished to us with respect to 2007, during 2007, Jack Friedman and Stephen Berman, executive officers of our Company and members of our Board of Directors, each untimely filed two reports on Form 4 reporting two late transactions and each of our directors also untimely filed one report on Form 4 reporting one late transaction.  Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during 2007 and Forms 5 and amendments thereto furnished to us with respect to 2007, all other Forms 3, 4 and 5 required to be filed during 2007 were done so on a timely basis.

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

Our executive compensation program is designed with three main objectives:

·	to offer a competitive total compensation opportunity that will allow us to continue to retain and motivate highly talented individuals to fill key positions;

·	to align a significant portion of each executive’s total compensation with our annual performance and the interests of our stockholders; and

·	reflect the qualifications, skills, experience and responsibilities of our executives

Administration and Process

Our executive compensation program is administered by the Compensation Committee.  The Compensation Committee receives legal advice from our outside general counsel and has retained Frederick W. Cook & Co., Inc. (“FWC), a compensation consulting firm, that provided advice directly to the Compensation Committee.  The base salary, bonus structure and the long-term equity compensation of our executive officers are governed by the terms of their individual employment agreements (see “-Employment Agreements and Termination of Employment Arrangements”).  With respect to our chief executive officer and president, the Compensation Committee, with input from FWC, establishes target performance levels for incentive bonuses based on a number of factors that are designed to further our executive compensation objectives, including our performance, the compensation received by similarly-situated executive officers at peer group companies, the conditions of the markets in which we operate and the relative earnings performance of peer group companies.

Pursuant to the terms of their employment agreements, during the first quarter of each year, the Compensation Committee establishes the targeted level of our Adjusted EPS (as defined below) growth and corresponding bonus levels, as a percentage of base salary, Messrs. Friedman and Berman will earn if the target is met.  Pursuant to the terms of their employment agreements, this bonus is capped at a maximum of 200% of base salary, although the Compensation Committee has the authority, in its discretion, to increase the maximum.  The Compensation Committee also has wide discretion to set the target levels of Adjusted EPS and they work together with FWC to establish target levels that will accomplish the general objectives outlined above of also promoting growth and alignment with our shareholders’ interests.  The employment agreements also give the Compensation Committee the authority to award additional compensation to Messrs. Friedman, Berman and Bennett as it determines in its sole discretion based upon criteria it establishes.

Adjusted EPS is the net income per share of our common stock calculated on a fully-diluted basis in accordance with GAAP, applied on a basis consistent with past periods, as adjusted in the sole discretion of the Compensation Committee to take account of extraordinary or special items.

While the Compensation Committee does not establish target performance levels for our chief financial officer, it does consider similar factors when determining such officer’s bonus. The employment agreement for Mr. Bennett authorizes our Compensation Committee and Board of Directors to award an annual bonus to Mr. Bennett in an amount up to 50% of his salary as the Committee or Board determines in its discretion and also gives the Compensation Committee and the Board the discretionary authority to pay Mr. Bennett additional incentive compensation as it determines.

The Compensation Committee also annually reviews the overall compensation of our named executive officers for the purpose of determining whether discretionary bonuses should be granted.  In 2007, FWC presented a report to the Compensation Committee comparing our performance, size and executive compensation levels to those of peer group companies.  FWC also reviewed with the Compensation Committee the base salaries, annual bonuses, total cash compensation, long-term compensation and total compensation of our senior executive officers relative to those companies.  The performance comparison presented to the Compensation Committee each year includes a comparison of our total shareholder return, earnings per share growth, sales, net income (and one-year growth of both measures) to the peer group companies.  The Compensation Committee reviews this information along with details about the components of each named executive officer’s compensation.

Peer Group

One of the factors considered by the Compensation Committee is the relative performance and the compensation of executives of peer group companies. The peer group is comprised of a group of the companies selected in conjunction with FWC that we believe provides relevant comparative information, as these companies represent a cross-section of publicly-traded companies with product lines and businesses similar to our own throughout the comparison period.  The composition of the peer group is reviewed annually and companies are added or removed from the group as circumstances warrant. For the last fiscal year, the peer group companies utilized for executive compensation analysis were:

·	Activision, Inc.
·	Electronic Arts, Inc.
·	EMak Worldwide, Inc.
·	Hasbro, Inc.
·	Leapfrog Enterprises, Inc.
·	Marvel Enterprises, Inc.
·	Mattel, Inc.
·	RC2 Corp.
·	Russ Berrie and Company, Inc.
·	Take-Two Interactive, Inc.
·	THQ Inc.

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

Base Salary

Each of our named executive officers received compensation in 2007 pursuant to the terms of his respective employment agreement.  As discussed in greater detail below, the employment agreements for Messrs. Friedman and Berman expire on December 31, 2010 and Mr. Bennett’s employment agreement expires on December 31, 2009.  Pursuant to the terms of their employment agreements, Messrs. Friedman and Berman each receive a base salary which, pursuant to his employment agreement, is increased automatically each year by $25,000. Mr. Bennett’s employment agreement does not provide for automatic annual increases in base salary.  Any increase or additional increase in base salary, as the case may be, is determined by the Compensation Committee based on a combination of two factors. The first factor is the Compensation Committee’s evaluation of the salaries paid in peer group companies to executives with similar responsibilities. The second factor is the Compensation Committee’s evaluation of the executive’s unique role, job performance and other circumstances. Evaluating both of these factors allows us to offer a competitive total compensation value to each individual named executive officer taking into account the unique attributes of, and circumstances relating to, each individual, as well as marketplace factors. This approach has allowed us to continue to meet our objective of offering a competitive total compensation value and attracting and retaining key personnel. Based on its review of these factors, the Compensation Committee determined not to increase any of the base salaries of Messrs. Friedman and Berman above the contractually required minimum increase in 2007 as unnecessary to maintain our competitive total compensation position in the marketplace, but did determine to raise Mr. Bennett’s base salary for 2008 by $20,000.

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

The employment agreements for Messrs. Friedman and Berman provide for an incentive cash bonus award based on a percentage of each participant’s base salary if the performance goals set by the Compensation Committee are met for that year.  The employment agreements mandate that the specific criteria to be used is earnings per share and the Compensation Committee sets the various target thresholds to be met to earn increasing amounts of the bonus up to a maximum of 200% of base salary, although the Compensation Committee has the ability to increase the maximum in its discretion.  During the first quarter of each year, the Compensation Committee meets to establish the target thresholds for that year.  During 2007, growth in the Company’s EPS was almost 22%, which exceeded the target levels established by the Compensation Committee entitling each of Messrs. Friedman and Berman to a cash bonus equal to 250% of base salary, or $2,662,500. Mr. Bennett’s employment agreement provides for an annual bonus of up to 50% of his base salary to be awarded in the discretion of the Compensation Committee or the Board of Directors, upon consideration of such factors as economic and business conditions affecting us and his personal performance. Following such consideration, the Board of Directors determined to award Mr. Bennett a bonus of $300,000.

The employment agreement for each of our named executive officers contemplates that the Compensation Committee may grant discretionary bonuses in situations where, in its sole judgment, it believes they are warranted.  The Compensation Committee approaches this aspect of the particular executive’s compensation package by looking at the other components of each executive’s aggregate compensation and then evaluating if any additional compensation is appropriate to meet our compensation goals.  As part of this review, the Compensation Committee, with significant input from FWC, collects information about the total compensation packages in our peer group and various indicia of performance by the peer group such as sales, one-year sales growth, net income, one-year net income growth, market capitalization, size of companies, one- and three-year stockholder returns, etc. and then compares such data to our corresponding performance data.  The Compensation Committee also gave particular consideration to the fact that we ended the year with over $240 million in cash, no long term debt other than the debentures and a strong balance sheet, all of which poised us for continued growth, that our earnings per share grew by 20.5% over 2006, that our strong performance occurred in the face of negative economic trends in the economy in general and the toy industry in particular, with little growth in Christmas sales reported by most retailers and specific weakness in toy company sales, and that we have not experienced to date any recall issues such as those plaguing other toy companies. In addition, in the case of Mr. Bennett, the Compensation Committee and the Board of Directors considered the continued expansion of Mr. Bennett’s responsibilities as a result of our growth and Mr. Bennett’s management of the integration of the operations we acquired into our overall financial controls. Following consideration of all of the above as well as input from FWC, the Compensation Committee recommended and the Board of Directors approved discretionary bonuses in the amount of $500,000 of restricted shares of our common stock to each of Messrs. Friedman and Berman (representing approximately 47% of their respective 2007 base salary) and a discretionary bonus in the amount of $200,000 to Mr. Bennett and $100,000 restricted shares of our common stock (representing  in the aggregate 75% of his 2007 base salary).  The restricted shares so awarded to Messrs. Friedman and Berman are fully vested, but are subject to a three-year restriction on sale and may not be sold until February 14, 2011. In addition, as a condition to this award, the Board required that Messrs. Friedman and Berman agree that, with respect to the 120,000 shares of our restricted stock each received on January 1, 2008 pursuant to the terms of their employment agreements, sale of 10,000 of the first 60,000 shares scheduled to vest on January 1, 2009 be restricted for two years from the date of vesting and sale of 10,000 of the balance of such 120,000 shares initially scheduled to vest on January 1, 2010 be restricted for two years from the vesting date of the balance of such 120,000 shares. The restricted shares so awarded to Mr. Bennett vest as to 50% on March 1, 2009 and the balance on March 1, 2010.

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

The employment agreements for Messrs. Friedman and Berman provide for annual grants of 120,000 shares of restricted stock subject to a two-year vesting period, all or part of which may be accelerated to one year if we achieve earnings per share growth targets.  The initial vesting of the restricted stock is subject to our achieving pre-tax income in excess of $2 million in the fiscal year that the grant is made.  Since we had in excess of $2 million of pre-tax income for 2007, 50% of the 2007 restricted stock awards to Messrs. Friedman and Berman vested on January 1, 2008.  Moreover, since the 2007 earnings per share growth exceeded certain of the targets for 2007, the vesting schedule for 75% of the 2007 award was accelerated and vested completely on January 1, 2008.  The remaining 25% of the 2007 award will vest on January 1, 2009.  Mr. Bennett’s employment agreement does not provide for any specified award of restricted shares, rather the Compensation Committee has discretion to determine if an award of restricted shares (or stock options) should be granted and if granted, the specific terms of the grant.

After a review of all of the factors discussed above, the Compensation Committee determined that, in keeping with our compensation objectives, other than the contractual amounts and the $500,000 special stock award noted above for Messrs. Friedman and Berman and $100,000 special stock award noted above for Mr. Bennett, no additional restricted stock (or stock option) awards should be granted to our named executives for fiscal 2007.

Other Benefits and Perquisites

Our executive officers participate in the health and dental coverage, life insurance, paid vacation and holidays, 401(k) retirement savings plans and other programs that are generally available to all of the Company’s employees.

The provision of any additional perquisites to each of the named executive officers is subject to review by the Compensation Committee.  Historically, these perquisites include payment of an automobile allowance and matching contributions to a 401(k) defined contribution plan.  In 2007, the named executive officers were granted the following perquisites:  automobile allowance and matching contributions to a 401(k) defined contribution plan.  We value perquisites at their incremental cost to us in accordance with SEC regulations.

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

Retirement Plans

Mr. Friedman’s employment agreement provides that, commencing at age 67, he may retire and receive a single-life annuity retirement payment of $975,000 per year for a period of ten (10) years following his retirement.  Mr. Friedman is currently 68 years old.  In the event of his death during such period, his estate will receive a death benefit equal to the difference between $2,925,000 and retirement benefits previously paid to him.  This retirement benefit is conditioned upon Mr. Friedman agreeing to accept the position of Chairman Emeritus of our Board of Directors, if so requested by the Board.

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

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis (the “CD&A”) for the year ended December 31, 2007 with management. In reliance on the reviews and discussions referred to above, the compensation committee recommended to the board, and the board has approved, that the CD&A be furnished in the annual report on Form 10-K for the year ended December 31, 2007.

By the Compensation Committee of the Board of Directors:

Robert E. Glick, Chairman
Dan Almagor, Member
Michael G. Miller, Member

The following table sets forth the compensation we paid for our fiscal years ended December 31, 2006 and 2007 to (i) our Chief Executive Officer; (ii) each of our other executive officers whose compensation exceeded $100,000 on an annual basis; and (iii) up to two additional individuals for whom disclosure would have been provided under the foregoing clause (ii) but for the fact that the individual was not serving as an executive officer of our Company at the end of the last completed fiscal year (collectively, the “Named Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Jack Friedman	2007	1,065,000	2,662,500	3,421,400	(1)	—	—	—	28,000	7,176,900
Chairman and Chief Executive Officer	2006	1,040,000	250,000	1,884,600	(2)	—	—	—	28,000	3,202,000

Stephen G. Berman	2007	1,065,000	2,662,500	3,421,400	(1)	—	—	—	25,500	7,176,900
Chief Operating Officer, President and Secretary	2006	1,040,000	250,000	1,884,600	(2)	—	—	—	25,500	3,199,500

Joel M. Bennett	2007	400,000	300,000	155,200		—	—	—	19,500	874,700
Executive Vice President and Chief Financial Officer	2006	360,000	300,000	—		—	—	—	14,700	674,700

(1)
Pursuant to the 2002 Plan, on January 1, 2007, 120,000 shares of restricted stock were granted to the Named Officer, of which 50% vest on January 1, 2008 and 50% vest on January 1, 2009, subject to acceleration. Based on the Company’s 2007 financial performance, the vesting of 45,000 of the January 1, 2009 vesting shares were accelerated. The amount in this column reflects the expense recorded in the Company’s 2007 financial statements and was calculated as the product of (a) 105,000 shares of restricted stock multiplied by (b) $21.84, the last sales price of our common stock, as reported by Nasdaq on January 1, 2007, the date the shares were granted, reflecting the 60,000 shares vested on January 1, 2008 and 45,000 of the remaining 60,000 shares whose vesting accelerated based on the Company’s 2007 financial performance. See “— Critical Accounting Policies.” Also reflects the expense recorded in the Company’s 2007 financial statements and was calculated as the product of (a) 30,000 shares of restricted stock multiplied by (b) $20.94, the last sales price of our common stock, as reported by Nasdaq on January 1, 2006, the date the shares were granted, reflecting the 30,000 shares vested on January 1, 2007. Also includes stock award of $500,000 of restricted stock as additional bonus compensation granted on February 14, 2008.

(2)
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

(3)
Represents automobile allowances paid in the amount of $18,000 to each of Messrs. Friedman and Berman and $7,200 and $12,000 for 2006 and 2007, respectively, to Mr. Bennett and matching contributions made by us to the Named Officer’s 401(k) defined contribution plan in the amount of $10,000, $7,500 and $7,500, respectively, for Messrs. Friedman, Berman and Bennett. See “— Employee Pension Plan.”

The following table sets forth certain information regarding the annual bonus performance structure for our fiscal year ended December 31, 2007 for the Named Officers:

Grants of Plan-Based Awards

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Options Awards: Number of Securities Underlying	Exercise or Base Price of Option	Closing Price of Stock on Grant	Grant Date Fair Value Of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Or Units (#)	Options (#)	Awards ($/Sh)	Date ($)	Awards ($) (1)
Jack Friedman	1/1/07	—	—	—	—	—	—	120,000	—	—	21.84	2,620,800

Stephen G. Berman	1/1/07	—	—	—	—	—	—	120,000	—	—	21.84	2,620,800

Joel M. Bennett	7/17/07	—	—	—	—	—	—	15,000	—	—	31.04	465,600

Jack Friedman	—	426,000	1,065,000	2,662,500	—	—	—	—	—	—	—	—

Stephen G. Berman	—	426,000	1,065,000	2,662,500	—	—	—	—	—	—	—	—

(1) The product of (x) $21.84 for Messrs. Friedman and Berman (the closing sale price of the common stock on December 29, 2006) and $31.04 for Mr. Bennett (the closing sale price of the common stock on July 17, 2007) multiplied by (y) the number of restricted shares granted on January 1, 2007 for Messrs. Friedman and Berman and on July 17, 2007, for Mr. Bennett.

The following table sets forth certain information regarding all equity-based compensation awards outstanding as of December 31, 2007 by the Named Officers:

Outstanding Equity Awards At Fiscal Year-end

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jack Friedman	—	—	—	—	—	150,000	3,541,500	—	—

Stephen G. Berman	—	—	—	—	—	150,000	3,541,500	—	—

Joel M. Bennett	—	—	—	—	—	10,000	236,100	—	—

(1)	The product of (x) $23.61 (the closing sale price of the common stock on December 31, 2007) multiplied by (y) the number of unvested restricted shares outstanding.

The following table sets forth certain information regarding amount realized upon the vesting and exercise of any equity-based compensation awards during 2007 by the Named Officers:

Options Exercises And Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Jack Friedman	175,000	1,779,750	90,000	2,005,500

Stephen G. Berman	—	—	90,000	2,005,500

Joel M. Bennett	20,000	135,800	5,000	118,050

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

Potential Payments upon Termination or Change in Control

The following tables describe potential payments and other benefits that would have been received by each Named Officer at, following or in connection with any termination, including, without limitation, resignation, severance, retirement or a constructive termination of such Named Officer, or a change in control of our Company or a change in such Named Officer’s responsibilities.  The potential payments listed below assume that there is no earned but unpaid base salary at December 31, 2007.  Under our vacation policy, the Named Officers would not receive payment for 2008 vacation unless they were employed at January 1, 2008.

Jack Friedman

	Upon Retirement	Quits For “Good Reason” (3)	Upon Death	Upon “Disability” (4)	Termination Without “Cause”	Termination For “Cause” (6)	Involuntary Termination In Connection with Change of Control(7)
Base Salary	$-	$1,397,813	$-	$(5)	$1,397,813	$-	$3,184,350	(8)
Retirement Benefit (1)	-	-	-	-	-	-	-
Restricted Stock - Performance-Based	-	-	-	-	-	-	2,833,200	(9)
Annual Cash Incentive Award (2)	-	-	-	-	-	-	-

Stephen G. Berman

	Upon Retirement	Quits For “Good Reason” (3)	Upon Death	Upon “Disability” (4)	Termination Without “Cause”	Termination For “Cause” (6)	Involuntary Termination In Connection with Change of Control(7)
Base Salary	$-	$1,397,813	$-	$-	$1,397,813	$-	$3,184,350	(8)
Restricted Stock - Performance-Based	-	-	-	-	-	-	2,833,200	(9)
Annual Cash Incentive Award (2)	-	-	-	-	-	-	-

Joel M. Bennett

	Upon Retirement	Quits For “Good Reason” (3)	Upon Death	Upon “Disability” (4)	Termination Without “Cause”	Termination For “Cause” (6)	Involuntary Termination In Connection with Change of Control(7)
Base Salary	$-	$400,000	$200,000	$200,000	$400,000	$-	$200,000
Restricted Stock - Performance-Based	-	-	-	-	-	-	-
Annual Cash Incentive Award (2)	-	-	-	-	-	-	-

(1) Mr. Friedman’s employment agreement with us (see “ - Employment Agreements”) provides that if he retires and is at least 67 years old, then he is entitled to be paid an annual retirement benefit of $975,000 (the “Retirement Benefit”) during the 10-year period following his retirement; provided, however, that Mr. Friedman must agree to serve as our non-executive Chairman Emeritus for so long as may be requested by the Board of Directors; and provided further, however, that if Mr. Friedman dies before the payment of his entire Retirement Benefit, the remaining Retirement Benefit will be reduced such that his designated beneficiary or estate, as the case may be, will receive in a lump sum the positive difference, if any, between $2,925,000 and any Retirement Benefit already paid to him.  Mr. Friedman was 67 years of age as at December 31, 2007.

(2) Assumes that if the Named Officer is terminated on December 31, 2007, they were employed through the end of the incentive period.

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

(5) An amount equal to 90% of the Retirement Benefit described in footnote (1) above.

(6) Defined as (i) the Named Officer’s conviction of, or entering a plea of guilty or nolo contendere (which plea is not withdrawn prior to its approval by the court) to, a felony offense and either the Named Officer’s failure to perfect an appeal of such conviction prior to the expiration of the maximum period of time within which, under applicable law or rules of court, such appeal may be perfected or, if he does perfect such an appeal, the sustaining of his conviction of a felony offense on appeal; or (ii) the determination by our Board of Directors, after due inquiry, based on convincing evidence, that the Named Officer has:

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

(7) Section 280G of the Code disallows a company’s tax deduction for what are defined as “excess parachute payments” and Section 4999 of the Code imposes a 20% excise tax on any person who receives excess parachute payments.  As discussed above, Messrs. Friedman and Berman are entitled to certain payments upon termination of their employment, including termination following a change in control of our Company.  Under the terms of their respective employment agreements (see “ - Employment Agreements”), neither Mr. Friedman nor Mr. Berman are entitled to any payments that would be an excess parachute payment, and such payments are to be reduced by the least amount necessary to avoid the excise tax.  Accordingly, our tax deduction would not be disallowed under Section 280G of the Code, and no excise tax would be imposed under Section 4999 of the Code.

(8) Under the terms of Messrs. Friedman’s and Berman’s respective employment agreements (see “ - Employment Agreements”), if a change of control occurs, then they each have the right to terminate their employment and receive a payment equal to 2.99 times their then current annual salary (which was $1,065,000 in 2007).

(9) Each of Messrs. Friedman and Berman were granted and are scheduled to be granted restricted stock of our Company in accordance with the terms of their respective employment agreements (see “ – Employment Agreements”).  Pursuant to the terms of those employment agreements, vesting accelerates for performance-based restricted stock upon a change in control, whether or not the relevant performance targets are met.  Furthermore, under our Third Amended and Restated 1995 Stock Option Plan and 2002 Stock Award and Incentive Plan, in the event of a change in control, stock options granted under those plans become immediately exercisable in full and under our 2002 Stock Award and Incentive Plan, shares of restricted stock granted under that plan are immediately vested.  The stock price used to calculate values in the above tables is $23.61 per share, the closing price on the last trading day of 2007.

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

For 2007, each of our non-employee directors received (i) a cash stipend of $30,000 for serving on the Board, (ii) $1,000 for each board or committee meeting attended (whether in person or by telephone), and (iii) a grant of restricted shares of our common stock valued at $121,000 (using a per share value equal to the average closing price of our common stock for the last ten trading days of December in the year preceding the grant date). Directors are also reimbursed for reasonable expenses incurred in attending meetings.  The Chairman of the Audit Committee receives a cash stipend of $25,000 for serving in such capacity and the Chairmen of the Compensation Committee and the Nominating and Corporate Governance Committee each receive cash stipends of $10,000 for serving in such capacities.

Newly-elected non-employee directors will receive a portion of the foregoing annual consideration, pro rated according to the portion of the year in which they serve in such capacity.

The following table sets forth the compensation we paid to our non-employee directors for our fiscal year ended December 31, 2007:

Director Compensation

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dan Almagor	2007	67,000	120,996	—	—	—	—	187,996
David Blatte	2007	55,000	120,996	—	—	—	—	175,996
Robert Glick	2007	67,000	120,996	—	—	—	—	187,996
Michael Miller	2007	50,000	120,996	—	—	—	—	170,996
Murray Skala	2007	30,000	120,996	—	—	—	—	150,996

  (1) Represents the product of (a) 5,468 shares of restricted stock multiplied by (b) $22.128, the average last sales price of our common stock over the last ten trading days in December 2006, as reported by Nasdaq, which represents the last tradings preceding January 1, 2007, the date the shares were granted, all of which shares vested on January 1, 2008.

Employment Agreements and Termination of Employment Arrangements

In March 2003 we amended and restated our employment agreements with each of Messrs. Friedman and Berman and on July 17, 2007 entered into a new employment agreement with Joel Bennett.

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

On July 17, 2007, we entered into a new employment agreement with Mr. Bennett that expires on December 31, 2009, pursuant to which he will receive (i) a base salary of $400,000 per year; (ii) an annual discretionary bonus of up to 50% of his annual base salary, determined by the Compensation Committee or the Board of Directors; (iii) a $1,000 per month car allowance; and (iv) a one-time grant of 15,000 shares of restricted stock, vesting over three years in equal annual installments of 5,000 shares on December 31, 2007, 2008 and 2009, provided he remains employed by us on each vesting date.

If we terminate Mr. Friedman’s or Mr. Berman’s employment other than “for cause” or if such Named Officer resigns because of our material breach of the employment agreement or because we cause a material change in his employment, we are required to make a lump-sum severance payment in an amount equal to the sum of his base salary on the termination date and the performance bonus paid for the last completed year prior to the termination date multiplied by a fraction the numerator of which is the number of full months remaining in the balance of the term of the employment agreement after the termination date and the denominator of which is 96. In the event of the termination of his employment under certain circumstances after a “Change of Control” (as defined in each employment agreement), we are required to make a one-time payment of an amount equal to 2.99 times of the “base amount” of such Named Officer determined in accordance with the applicable provisions of the Internal Revenue Code.

If Mr. Bennett’s employment is terminated by (a) him for “good reason” (as described in his employment agreement) or due to a Change of Control (as defined in his employment agreement), or (b) by us other than as a result of the occurrence of a “For Cause Event” (as defined in his employment agreement), Mr. Bennett will be entitled to receive an amount equal to the total amount of his base annual salary in effect as of the date of termination; and if Mr. Bennett’s employment terminates as a result of his death or disability, he or his guardian, custodian or other legal representative or successor will be entitled to continue to receive his base salary for a period of six months following the date of termination.

The foregoing is only a summary of the material terms of our employment agreements with the Named Officers. For a complete description, copies of such agreements are annexed herein in their entirety as exhibits or are otherwise incorporated herein by reference.

Employee Benefits Plan

We sponsor for our U.S. employees (including the Named Officers), a defined contribution plan under Section 401(k) of the Internal Revenue Code. The plan provides that employees may defer up to 50% of their annual compensation subject to annual dollar limitations, and that we will make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation. Our matching contributions, which vest immediately, totaled $0.5 million, $0.7 million and $0.9 million for 2005, 2006 and 2007, respectively.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of February 27, 2008 with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each Named Officer, and (4) all our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)(2)	Amount and Nature of Beneficial Ownership (s)(3)		Percent of Outstanding Shares(4)
Third Avenue Management LLC	2,549,525	(5)	8.9%
Barclays Global Investors, NA.	2,000,117	(6)	7.0
Dimensional Fund Advisors LP	2,433,579	(7)	8.5
AXA Financial, Inc.	1,590,238	(8)	5.6
Jack Friedman	614,101	(9)	2.1
Stephen G. Berman	290,567	(10)	*
Joel M. Bennett	47,773	(11)	*
Dan Almagor	47,222	(12)	*
David C. Blatte	95,768	(13)	*
Robert E. Glick	117,289	(14)	*
Michael G. Miller	107,914	(15)	*
Murray L. Skala	116,042	(16)	*
All directors and executive officers as a group (8 persons)	1,436,673	(17)	5.0%

*       Less than 1% of our outstanding shares.

(1)	Unless otherwise indicated, such person’s address is c/o JAKKS Pacific, Inc., 22619 Pacific Coast Highway, Malibu, California 90265.

(2)
The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the Securities and Exchange Commission. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The percentage of our outstanding shares is calculated by including among the shares owned by such person any shares which such person or entity has the right to acquire within 60 days after February 27, 2008. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

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

(5)
The address of Third Avenue Management LLC is 622 Third Avenue, New York, NY 10017. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on February 11, 2008.

(6)
The address of Barclays Global Investors, NA. is 45 Fremont Street, San Francisco, CA 94105. Possesses sole voting power with respect to 1,612,442 of such shares and sole dispositive power with respect to all of such 2,000,117 shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on February 5, 2008.

(7)
The address of Dimensional Fund Advisors LP (formerly known as Dimensional Fund Advisors, Inc.) is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on February 6, 2008.

(8)
The address of AXA Financial, Inc. is 1290 Avenue of the Americas, New York, NY 10104. Possesses sole voting power with respect to 737,414 of such shares and sole dispositive power with respect to all of such 1,590,238 shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed on February 14, 2008.

(9)
Includes 3,186 shares held in trusts for the benefit of children of Mr. Friedman. Also includes 120,000 shares of common stock issued on January 1, 2008 pursuant to the terms of Mr. Friedman’s January 1, 2003 Employment Agreement, which shares are further subject to the terms of our January 1, 2008 Restricted Stock Award Agreement with Mr. Friedman (the “Friedman Agreement”). The Friedman Agreement provides that Mr. Friedman will forfeit his rights to all 120,000 shares unless certain conditions precedent are met prior to January 1, 2009, including the condition that our Pre-Tax Income (as defined in the Friedman Agreement) for 2008 exceeds $2,000,000, whereupon the forfeited shares will become authorized but unissued shares of our common stock. The Friedman Agreement, as modified by a subsequent agreement with our Board of Directors as a condition to receiving the 20,567 restricted share grant described below, further prohibits Mr. Friedman from selling, assigning, transferring, pledging or otherwise encumbering (a) 50,000 of the 120,000 shares prior to January 1, 2009 and 10,000 until January 1, 2011, (b) of the remaining 60,000 shares, 50,000 shares prior to January 1, 2010; provided, however, that if our Pre-Tax Income for 2008 exceeds $2,000,000 and our Adjusted EPS Growth (as defined in the Friedman Agreement) for 2008 increases by certain percentages as set forth in the Friedman Agreement, the vesting of some or all of the 50,000 shares that would otherwise vest on January 1, 2010 will be accelerated to the date the Adjusted EPS Growth is determined and (c) the remaining 10,000 shares until two years after the vesting date of all of the 50,000 shares described in (b).  Mr. Friedman is prohibited from selling, assigning, transferring, pledging or otherwise encumbering 15,000 shares issued him on January 1, 2007 until January 1, 2009. Also includes 20,567 shares granted on February 14, 2008 which are subject to a three-year restriction on sale and 175,000 shares subject to restriction on sale until June 11, 2009 of which shares not more than 87,500 shares may be sold prior to June 11, 2010.

(10)
Includes 120,000 shares of common stock issued on January 1, 2008 pursuant to the terms of Mr. Berman’s January 1, 2003 Employment Agreement, which shares are further subject to the terms of our January 1, 2008 Restricted Stock Award Agreement with Mr. Berman (the “Berman Agreement”). The Berman Agreement provides that Mr. Berman will forfeit his rights to all 120,000 shares unless certain conditions precedent are met prior to January 1, 2009, including the condition that our Pre-Tax Income (as defined in the Berman Agreement) for 2008 exceeds $2,000,000, whereupon the forfeited shares will become authorized but unissued shares of our common stock. The Berman Agreement, as modified by a subsequent agreement with our Board of Directors as a condition to receiving the 20,567 restricted share grant described below, further prohibits Mr. Berman from selling, assigning, transferring, pledging or otherwise encumbering (a) 50,000 of the 120,000 shares prior to January 1, 2009 and 10,000 until January 1, 2011, (b) of the remaining 60,000 shares, 50,000 shares prior to January 1, 2010; provided, however, that if our Pre-Tax Income for 2008 exceeds $2,000,000 and our Adjusted EPS Growth (as defined in the Berman Agreement) for 2008 increases by certain percentages as set forth in the Berman Agreement, the vesting of some or all of the 50,000 shares that would otherwise vest on January 1, 2010 will be accelerated to the date the Adjusted EPS Growth is determined and (c) the remaining 10,000 shares until two years after the vesting date of all of the 50,000 shares described in (b).   Mr. Berman is prohibited from selling, assigning, transferring, pledging or otherwise encumbering 15,000 shares issued him on January 1, 2007 until January 1, 2009. Also includes 20,567 shares granted on February 14, 2008 which are subject to a three-year restriction on sale and 175,000 shares subject to restriction on sale until June 11, 2009 of which shares not more than 87,500 shares may be sold prior to June 11, 2010.

(11)
Includes 10,000 shares of restricted common stock granted by our Board of Directors to Mr. Bennett upon the execution of his new employment agreement (see “Executive Compensation- Employment Agreements”), which restricted shares vest in equal annual installments of 5,000 shares each on December 31, 2008 and 2009. Does not include 3,593 restricted shares on February 29, 2008 and which vest 50% on March 1, 2009 and the balance on March 1, 2010.

(12)
Includes 29,644 shares which Mr. Almagor may purchase upon the exercise of certain stock options and 17,578 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 5,068 shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2009.

(13)
Includes 82,500 shares which Mr. Blatte may purchase upon the exercise of certain stock options and 13,268 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 5,068 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2009.

(14)
Includes 99,021 shares which Mr. Glick may purchase upon the exercise of certain stock options and 18,268 shares of Common Stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 5,068 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2009.

(15)
Includes 89,646 shares which Mr. Miller may purchase upon the exercise of certain stock options and 18,268 shares of Common Stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 5,068 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2009.

(16)
Includes 97,771 shares which Mr. Skala may purchase upon the exercise of certain stock options and 18,268 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 5,068 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2009.

(17)
Includes 3,186 shares held in trust for the benefit of Mr. Friedman’s children, 20,567 shares 41,134 shares granted to each of Messrs. Friedman and Berman but are unissued on the date hereof and an aggregate of 398,582 shares which the directors and executive officers may purchase upon the exercise of certain stock options.

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a)	Transactions with Related Persons

One of our directors, Murray L. Skala, is a partner in the law firm of Feder, Kaszovitz, Isaacson, Weber, Skala, Bass & Rhine LLP, which has performed, and is expected to continue to perform, legal services for us. In 2007, we incurred approximately $1,572,007 for legal fees and $362,949 for reimbursable expenses payable to that firm. As of December 31, 2006 and 2007, legal fees and reimbursable expenses of $825,749 and $916,048, respectively, were payable to this law firm.

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

The following are the fees of BDO Seidman, LLP, our principal auditor since June 28, 2006, for services rendered in connection with the 2006 audit (all of which have been pre-approved by the Audit Committee):

	2006	2007
Audit Fees	$1,015,700	$1,026,500
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements (included in Item 8):

•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Balance Sheets as of December 31, 2006 and 2007

•	Consolidated Statements of Operations for the years ended December 31, 2005, 2006 and 2007

•	Consolidated Statements of Other Comprehensive Income for the years ended December 31, 2005, 2006 and 2007

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2006 and 2007

•	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2006 and 2007

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules (included in Item 8):

•	Schedule II — Valuation and Qualifying Accounts

(3)	Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2.1	By-Laws of the Company (2)
3.2.2	Amendment to By-Laws of the Company (3)
10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.3	Amended and Restated Employment Agreement between the Company and Jack Friedman, dated as of March 26, 2003 (9)
10.4	Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of March 26, 2003 (9)
10.5	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (10)
10.6	Form of Restricted Stock Agreement (9)
10.7	Employment Agreement between the Company and Joel M. Bennett, dated July 17, 2007 (11)
14	Code of Ethics (11)
21	Subsidiaries of the Company (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Jack Friedman (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Joel Bennett (*)
32.1	Section 1350 Certification of Jack Friedman (*)
32.2	Section 1350 Certification of Joel Bennett (*)

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.

(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.

(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.

(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.

(9)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, filed March 31, 2003, and incorporated herein by reference.

(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.

(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed July 17, 2007, and incorporated herein by reference.

(12)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 29, 2008	JAKKS PACIFIC, INC.

	By:	/s/ JACK FRIEDMAN
Jack Friedman
Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JACK FRIEDMAN	Chairman of the Board	February 29, 2008
Jack Friedman	of Directors and
Chief Executive Officer (Principal Executive Officer)
/s/ JOEL M. BENNETT	Chief Financial Officer	February 29, 2008
Joel M. Bennett	(Principal Financial Officer and
Principal Accounting Officer)
/s/ STEPHEN G. BERMAN	Director	February 29, 2008
Stephen G. Berman
/s/ DAN ALMAGOR	Director	February 29, 2008
Dan Almagor
/s/ DAVID C. BLATTE	Director	February 29, 2008
David C. Blatte
/s/ ROBERT E. GLICK	Director	February 29, 2008
Robert E. Glick
/s/ MICHAEL G. MILLER	Director	February 29, 2008
Michael G. Miller
/s/ MURRAY L. SKALA	Director	February 29, 2008
Murray L. Skala

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2.1	By-Laws of the Company (2)
3.2.2	Amendment to By-Laws of the Company (3)
10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.3	Amended and Restated Employment Agreement between the Company and Jack Friedman, dated as of March 26, 2003 (9)
10.4	Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of March 26, 2003 (9)
10.5	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (10)
10.6	Form of Restricted Stock Agreement (9)
10.7	Employment Agreement between the Company and Joel M. Bennett, dated July 17, 2007 (11)
14	Code of Ethics (11)
21	Subsidiaries of the Company (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Jack Friedman (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Joel Bennett (*)
32.1	Section 1350 Certification of Jack Friedman (*)
32.2	Section 1350 Certification of Joel Bennett (*)

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.

(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.

(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.

(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.

(9)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, filed March 31, 2003, and incorporated herein by reference.

(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.

(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed July 17, 2007, and incorporated herein by reference.

(12)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.

(*)	Filed herewith.