Form 10-Q
period 2008-03-31
JAKKS PACIFIC INC
filed 2008-05-12
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————
FORM 10-Q
——————
(Mark one)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
——————
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
——————
The number of shares outstanding of the issuer’s common stock is 27,389,375 (as of May 9, 2008).

JAKKS PACIFIC, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
Quarter Ended March 31, 2008

ITEMS IN FORM 10-Q

		Page

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets - December 31, 2007 and March 31, 2008 (unaudited)	2
	Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2007 and 2008 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2008 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	24

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information	35
Item 6.	Exhibits	35

Signatures		36
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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2007	March 31, 2008
	(*)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$241,250	$238,335
Marketable securities	218	219
Accounts receivable, net of allowances for uncollectible accounts of $1,354 and $1,645, respectively	174,451	81,935
Inventory	75,486	66,866
Prepaid expenses and other current assets	21,733	27,133
Income tax receivable	—	4,110
Deferred income taxes	13,921	13,921
Total current assets	527,059	432,519
Property and equipment
Office furniture and equipment	9,961	10,667
Molds and tooling	44,333	46,591
Leasehold improvements	5,186	5,668
Total	59,480	62,926
Less accumulated depreciation and amortization	38,073	41,600
Property and equipment, net	21,407	21,326
Investment in video game joint venture	36,090	38,522
Goodwill, net	353,340	353,340
Trademarks, net	19,568	19,568
Intangibles and other, net	26,200	24,940
Total assets	$983,664	$890,215
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$52,287	$28,951
Accrued expenses	70,085	27,434
Reserve for sales returns and allowances	26,036	16,921
Income taxes payable	21,997	—
Total current liabilities	170,405	73,306
Deferred income taxes	6,536	6,486
Income tax payable	11,294	11,294
Other liabilities	6,432	6,818
Convertible senior notes	98,000	98,000
Total liabilities	292,667	195,904
Stockholders’ equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 28,275,116 and 28,648,675 shares issued and outstanding, respectively	28	29
Additional paid-in capital	312,127	314,549
Retained earnings	382,288	383,166
Accumulated comprehensive loss	(3,446)	(3,433)
Total stockholders’ equity	690,997	694,311
Total liabilities and stockholders’ equity	$983,664	$890,215
——————
(*)	Derived from audited financial statements

See notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended March 31, (Unaudited)
	2007	2008

Net sales	$124,062	$130,935
Cost of sales	78,554	83,494
Gross profit	45,508	47,441
Selling, general and administrative expenses	42,184	48,335
Income (loss) from operations	3,324	(894)
Profit from video game joint venture	1,495	2,432
Interest Income	1,514	1,320
Interest Expense	(1,571)	(1,558)
Income before provision for income taxes	4,762	1,300
Provision for income taxes	1,524	423
Net income	$3,238	$877
Earnings per share - basic	$0.12	$0.03
Earnings per share - diluted	$0.12	$0.03
——————
See notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31, (Unaudited)
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,238	$877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,427	5,856
Share-based compensation expense	2,117	2,052
Loss on disposal of property and equipment	92	7
Deferred income taxes	(9)	(50)
Change in operating assets and liabilities:
Accounts receivable	78,006	92,516
Inventory	7,814	8,621
Prepaid expenses and other current assets	4,824)	(5,401)
Income tax receivable	—	(4,110)
Investment in video game joint venture	(1,680)	(2,592)
Accounts payable	(34,300)	(23,336)
Accrued expenses	(14,823)	(28,317)
Reserve for sales returns and allowances	(14,427)	(9,115)
Income taxes payable	(15,243)	(21,997)
Other liabilities	400	386
Total adjustments	19,198	14,520
Net cash provided by operating activities	22,436	15,397
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for net assets acquired, net of cash acquired	(13,605)	(13,333)
Purchase of property and equipment	(2,310)	(3,473)
Purchase of other assets	(411)	(913)
Net purchase of marketable securities	(2)	(2)
Net cash used by investing activities	(16,328)	(17,721)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from stock options exercised	2,627	2,377
Common stock surrendered	(1,191)	(2,969)
Net cash provided by (used in) financing activities	1,436	(592)
Net increase (decrease) in cash and cash equivalents	7,544	(2,915)
Cash and cash equivalents, beginning of period	184,489	241,250
Cash and cash equivalents, end of period	$192,033	$238,335
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$16,855	$29,590
Interest	$—	$—

Non cash investing and financing activity:

In January and March 2007, two executive officers surrendered an aggregate of 83,644 shares of restricted stock at a value of $1.8 million to cover their income taxes due on the 2007 vesting of the restricted shares granted them in 2006. This restricted stock was subsequently retired by the Company.

In January and March 2008, two executive officers surrendered an aggregate of 122,202 shares of restricted stock at a value of $3.0 million to cover their income taxes due on the 2008 vesting of the restricted shares granted them in 2006, 2007 and 2008. This restricted stock was subsequently retired by the Company.

See Notes 8 and 9 for additional supplemental information to the condensed consolidated statements of cash flows.

See notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2008

Note 1 — Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with Management’s Discussion and Analysis of financial condition and results of operations and the financial statements and the notes thereto included in the Company’s Form 10-K, which contains financial information for the three years in the period ended December 31, 2007.

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

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers

The Company is a worldwide producer and marketer of children’s toys and other consumer products, principally engaged in the design, development, production, marketing and distribution of traditional toys, including boys’ toys such as action figures, vehicles and playsets, craft and activity products, writing instruments, compounds, girls’ toys such as dolls, plush products, and role play toys, novelty toys, construction toys, and electronic products and infant and preschool toys, as well as pet treats, toys and related pet products.

The Company’s reportable segments are Traditional Toys, Craft/Activity/Writing Products, and Pet Products, each of which include worldwide sales.  Traditional Toys include action figures, vehicles and playsets, plush products, dolls, role-play, electronic toys, water toys, kites, remote control flying vehicles, squirt guns, and related products.  Craft/Activity/Writing Products include pens, pencils, stationery and drawing, painting and other do-it-yourself related products.   Pet Products include pet toys, treats, apparel and related pet products.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers - (continued)

Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts as of December 31, 2007 and March 31, 2008 and for the three months ended March 31, 2007 and 2008 are as follows (in thousands):

	Three Months Ended March 31,
	2007	2008
Net Sales
Traditional Toys	$110,724	$119,518
Craft/Activity/Writing Products	9,167	6,088
Pet Products	4,171	5,329
	$124,062	$130,935

	Three Months Ended March 31,
	2007	2008
Operating Income
Traditional Toys	$2,966	$(816)
Craft/Activity/Writing Products	246	(42)
Pet Products	112	(36)
	$3,324	$(894)

	Three Months Ended March 31,
	2007	2008
Depreciation and Amortization Expense
Traditional Toys	$6,083	$5,549
Craft/Activity/Writing Products	221	216
Pet Products	123	91
	$6,427	$5,856

	December 31,	March 31,
	2007	2008
Assets
Traditional Toys	$840,232	$748,392
Craft/Activity/Writing Products	115,893	114,211
Pet Products	27,539	27,612
	$983,664	$890,215

The following tables present information about the Company by geographic area as of December 31, 2007 and March 31, 2008 and for the three months ended March 31, 2007 and 2008 (in thousands):

	December 31, 2007	March 31, 2008
Long-lived Assets
United States	$19,372	$19,526
Hong Kong	2,035	1,800
	$21,407	$21,326

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers - (continued)

	Three Months Ended March 31,
	2007	2008
Net Sales by Geographic Area
United States	$107,364	$107,469
Europe	5,244	6,729
Canada	3,362	4,911
Hong Kong	4,682	6,007
Other	3,410	5,819
	$124,062	$130,935

Major Customers

Net sales to major customers for the three months ended March 31, 2007 and 2008 were as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2007		2008
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales

Wal-Mart	$38,290	30.9%	$46,239	35.3%
Toys ‘R’ Us	14,200	11.5	12,379	9.5
Target	18,859	15.2	16,728	12.8
	$71,349	57.6%	$75,346	57.6%

No other customer accounted for more than 10% of the Company’s total net sales.

At December 31, 2007 and March 31, 2008, the Company’s three largest customers accounted for approximately 82.2% and 59.1%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and warehouse costs, is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	December 31, 2007	March 31, 2008

Raw materials	$1,694	$1,560
Finished goods	73,792	65,306
	$75,486	$66,866

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

The Company’s reserve for sales returns and allowances amounted to $26.0 million as of December 31, 2007, compared to $16.9 million as of March 31, 2008. This decrease was due primarily to certain customers taking their year-end allowances related to 2007 in the beginning of 2008

Note 5 — Convertible Senior Notes

In June 2003, the Company sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023 and received net proceeds of approximately $94.4 million. The notes are convertible into shares of the Company’s common stock at an initial conversion price of $20.00 per share, or 50 shares per note, subject to certain circumstances. The notes may be converted in each quarter subsequent to any quarter in which the closing price of the Company’s common stock is at or above a prescribed price for at least 20 trading days in the last 30 trading day period of the quarter. The prescribed price for the conversion trigger is $24.00 through June 30, 2010, and increases nominally each quarter thereafter. Cash interest is payable at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year. After June 15, 2010, interest will accrue on the outstanding notes until maturity. At maturity, the Company will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance, unless redeemed or converted earlier. The notes were convertible as of March 31, 2008 and are convertible during the second quarter of 2008.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Income Taxes

Provision for income taxes includes Federal, state and foreign income taxes at effective tax rates of 32.0% in 2007, and 32.5% in 2008, benefiting from a flat 17.5% tax rate on the Company’s income arising in, or derived from, Hong Kong for each of 2007 and 2008. The increase in the effective rate in 2008 is primarily due to a greater portion of income being derived from the United States. As of March 31, 2008, the Company had net deferred tax assets of approximately $7.4 million for which an allowance of $0.9 million has been provided since, in the opinion of management, realization of the future benefit is uncertain.

Note 7 — Earnings Per Share

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2007			2008
	Income	Weighted Average Shares	Per-Share	Income	Weighted Average Shares	Per-Share

Earnings per share - basic
Income available to common stockholders	$3,238	27,498	$0.12	$877	28,060	$0.03
Effect of dilutive securities:
Convertible senior notes	—	—		—	—
Options and warrants	—	362		—	250
Unvested restricted stock grants	—	124		—	143
Earnings per share - diluted
Income available to common stockholders plus assumed exercises and conversion	$3,238	27,984	$0.12	$877	28,453	$0.03

Basic earnings per share has been computed using the weighted average number of common shares outstanding including unvested restricted shares. Diluted earnings per share has been computed using the weighted average number of common shares and common share equivalents outstanding (which consist of warrants, options and convertible debt to the extent they are dilutive). For the three months ended March 31, 2006 and 2007, the convertible notes interest and related common share equivalents of 4,900,000 were excluded from the diluted earning per share calculation because they were anti-dilutive. Potentially dilutive stock options of 315,219 and 11,303 for the three months ended March 31, 2007 and 2008, respectively, were excluded from the computation of diluted earning per share as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and to have included them would have been anti-dilutive.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 — Common Stock and Preferred Stock

The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.

In January 2008, the Company issued an aggregate of 240,000 shares of restricted stock at an aggregate value of $5.7 million to two of its executive officers, which vest 50% in each of January 2009 and 2010 subject to acceleration based on the Company achieving certain financial performance criteria, and an aggregate of 25,340 shares of restricted stock to its five non-employee directors, which vest in January 2009, at an aggregate value of approximately $0.6 million. In February 2008, the Company issued an aggregate of 41,134 shares of restricted stock as 2007 bonus compensation to two of its executive officers, which vested immediately, at an aggregate value of approximately $1.0 million. In February 2008, the Company issued 3,593 shares of restricted stock as 2007 bonus compensation at a value of $0.1 million to an executive officer, which vests 50% on each of March 1, 2009 and 2010. During the three months ended March 31, 2008, the Company also issued 165,694 shares of common stock on the exercise of options at a value of $2.4 million, and 122,202 shares of restricted stock previously received by two executive officers were surrendered at a value of $3.0 million to cover their income taxes due on the 2008 vesting of the restricted shares granted them in 2006, 2007 and 2008. This surrendered restricted stock was subsequently retired by the Company. The Company granted and issued an aggregate of 20,000 shares of restricted stock to an employee at an aggregate value of approximately $0.5 million.   In February 2008, the Board of Directors of the Company authorized the repurchase of up to $30.0 million of the Company’s common stock. To date, no shares have been repurchased.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Business Combinations

In February 2006, the Company acquired substantially all of the assets of Creative Designs. The total initial consideration of $111.1 million consisted of cash paid at closing in the amount of $101.7 million, the issuance of 150,000 shares of the Company’s common stock valued at approximately $3.3 million and the assumption of liabilities in the amount of $6.1 million, and resulted in the recording of goodwill in the amount of $53.6 million. Goodwill represented anticipated synergies to be gained via the combination of Creative Designs with the Company. In addition, the Company agreed to pay an earn-out of up to an aggregate of $20.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which was or will be recorded as goodwill when and if earned. For the years ended December 31, 2006 and 2007, $6.9 and $6.7 million, respectively, of the earn-out was earned and recorded as goodwill. Creative Designs is a leading designer and producer of dress-up and role-play toys. This acquisition expanded the Company’s product offerings in the girls role-play and dress-up area and brought in new product development and marketing talent. The Company’s results of operations have included Creative Designs from the date of acquisition.

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
$118,586

Note 10 — Joint Venture

The Company owns a fifty percent interest in a joint venture with THQ Inc. (“THQ”) which develops, publishes and distributes interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture entered into a license agreement with an initial license period expiring December 31, 2009 and a renewal period at the option of the joint venture expiring December 31, 2014 under which it acquired the exclusive worldwide right to publish video games based on the WWE franchise on all hardware platforms. The Company’s investment is accounted for using the cost method due to the financial and operating structure of the venture and its lack of significant influence over the joint venture. The Company’s basis consists primarily of organizational costs, license costs and recoupable advances and is being amortized over the term of the initial license period. The joint venture agreement provides for the Company to receive guaranteed preferred returns through June 30, 2006 at varying rates of the joint venture’s net sales depending on the cumulative unit sales and platform of each particular game. The preferred return was subject to change after June 30, 2006 and was to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. The parties have not reached an agreement with respect to the preferred return for the Next Distribution Period and the preferred return for the Next Distribution Period is to be determined through arbitration.  The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned.  Based on the same rates as set forth under the original joint venture agreement, an estimated receivable of $37.9 million for the cumulative preferred return for the period from July 1, 2006 to March 31, 2008 has been accrued as of March 31, 2008, pending the resolution of this outstanding issue. As of December 31, 2007 and March 31, 2008, the balance of the investment in the video game joint venture includes the following components (in thousands):

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Joint Venture (continued)

	December 31,	March 31,
	2007	2008
Preferred return receivable	$35,338	$37,929
Investment costs, net	752	593
	$36,090	$38,522

The Company’s joint venture partner retains the financial risk of the joint venture and is responsible for the day-to-day operations, including development, sales and distribution, for which they are entitled to any remaining profits. During the three months ended March 31, 2007 and 2008, the Company earned a profit of $1.5 and $2.4 million, respectively, from the joint venture.

Note 11 — Goodwill

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2008.

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

		December 31, 2007			March 31, 2008
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)

Amortized Intangible Assets:
Acquired order backlog	0.50	$1,298	$(1,298)	$—	$1,298	$(1,298)	$—
Licenses	4.77	58,699	(39,091)	19,608	58,699	(40,985)	17,714
Product lines	3.45	17,700	(17,700)	—	17,700	(17,700)	—
Customer relationships	6.23	3,646	(1,805)	1,841	3,646	(1,921)	1,725
Non-compete/Employment contracts	4.00	2,748	(2,348)	400	2,748	(2,441)	307
Debt offering costs	20.00	3,705	(847)	2,858	3,705	(894)	2,811
Total amortized intangible assets		87,796	(63,089)	24,707	87,796	(65,239)	22,557
Unamortized Intangible Assets:
Trademarks	indefinite	19,568	N/A	19,568	19,568	N/A	19,568
		$107,364	$(63,089)	$44,275	$107,364	$(65,239)	$42,125

Amortization expense related to limited life intangible assets was $3.8 million and $2.1 million for the three months ended March 31, 2007 and 2008, respectively

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Share-Based Payments

The Company’s 2002 Stock Award and Incentive Plan (the “Plan”) provides for the awarding of stock options and restricted stock to employees, officers and non-employee directors. The Plan is more fully described in Notes 14 and 17 to the Consolidated Financial Statements in the Company’s 2007 Form 10-K.

The Company accounts for grants of stock options and restricted stock in accordance with the revised Statement of Financial Accounting Standards No. 123 (“FAS 123R”), Share-Based Payment.

The following table summarizes the total share-based compensation expense and related tax benefits recognized for the three months ended March 31, 2007 and 2008 (in thousands):

	Three Months Ended March 31,
	2007	2008

Stock option compensation expense	$265	$183
Tax benefit related to stock option compensation	$103	$62
Restricted stock compensation expense	$1,852	$1,869
Tax benefit related to restricted stock compensation	$722	$696

Stock option activity pursuant to the Plan for three months ended March 31, 2008 is summarized as follows:

	Plan Stock Options
	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2007	936,182	$16.63
Granted	—	$—
Exercised	(165,694)	$14.34
Cancelled	(900)	$18.61
Outstanding, March 31, 2008	769,588	$17.12

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Share-Based Payments (continued)

Restricted stock award activity pursuant to the Plan for three months ended March 31, 2008 is summarized as follows:

	Restricted Stock Awards
	Number of Shares	Weighted Average Exercise Price

Outstanding, December 31, 2007	536,340	$20.89
Issued	330,067	$23.74
Exercised or Cancelled	(297,340)	$21.66
Outstanding, March 31, 2008	569,067	$22.14

Note 14 — Comprehensive Income

The table below presents the components of the Company’s comprehensive income for the three months ended March 31, 2007 and 2008 (in thousands):

	Three Months Ended March 31,
	2007	2008

Net income	$3,238	$877
Other comprehensive income (loss):
Foreign currency translation adjustment	(17)	13
Comprehensive income	$3,221	$890

Note 15 — Recent Accounting Pronouncements

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 157 (“FAS 157”) Fair Value Measurements. This standard provides new definitions for fair value and establishes a framework for measuring fair value in financial statements. FAS 157 became effective for the Company as of January 1, 2008. The Company anticipates that the effect of the adoption of FAS 157 will be immaterial to its financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16 — Litigation

In October 2004, the Company was named as a defendant in a lawsuit commenced by World Wrestling Entertainment, Inc. (“WWE”) (the “WWE Action”). The complaint also named as defendants, among others, the joint venture with THQ Inc., certain of the Company’s foreign subsidiaries and the Company’s three executive officers. The Complaint was amended, the antitrust claims were dismissed and, on grounds not previously considered by the Court, a motion to dismiss the RICO claim, the only remaining basis for jurisdiction, was argued and submitted in September 2006.  Discovery remained stayed. In December 2007 the Court dismissed the WWE Action and WWE appealed. The Company sought reconsideration of and filed a cross-appeal with respect to certain parts of the Court’s Orders. The appeal and cross-appeal are in abeyance pending the determination of the reconsideration motion. In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York, alleging damages associated with the facts alleged in the WWE Action (the “Class Action”). A motion to dismiss was filed, was fully briefed and argument occurred on November 30, 2006. The motion was granted without prejudice to seeking leave to amend; such leave was granted to plaintiffs, an amended complaint was filed and a briefing schedule has been established with respect to a motion to dismiss is scheduled for argument in October 2008. Three shareholder derivative actions have also been filed against the Company, nominally, and against certain of the Company’s Board members (the “Derivative Actions”). The Derivative Actions seek to hold the individual defendants liable for damages allegedly caused to the Company by their actions, and, in one of the Derivative Actions, seeks restitution to the Company of profits, benefits and other compensation obtained by them. These actions are currently stayed or the time to answer has been extended.

 The Company received notice from WWE alleging breaches of the video game license in connection with sales of WWE video games in Japan and other countries in Asia. The joint venture responded that WWE acquiesced in the arrangements, and separately released any claim against the joint venture in connection therewith and accordingly there is no breach of the joint venture’s video game license.  While the joint venture does not believe that WWE has a valid claim, it tendered a protective “cure” of the alleged breaches with a full reservation of rights. WWE “rejected” that cure and reserved its rights.  On October 12, 2006, WWE commenced a lawsuit in Connecticut state court against THQ and the joint venture, involving the claim set forth above concerning allegedly improper sales of WWE video games in Japan and other countries in Asia (the “JV Action”).  The lawsuit seeks, among other things, a declaration that WWE is entitled to terminate the video game license and monetary damages.  A motion to strike one claim was argued on March 12, 2007 and submitted to the Court.  Additionally, a schedule was set, with trial no earlier than October 2008. Thereafter, WWE amended the complaint to import state law claims from the WWE Action. A case management order has been established, calling for trial on or after May 2010. A motion to strike and for summary judgment is being briefed with argument scheduled for May 19, 2008. WWE has filed a cross-motion for partial summary judgment which will also be argued on May 19, 2008. Discovery is proceeding in this matter.

In connection with the joint venture with THQ (see Note 10), the Company receives its profit through a preferred return based on net sales of the joint venture, which was to be reset as of July 1, 2006 for the period through December 31, 2009 (the “Next Distribution Period”). The agreement with THQ provides for the parties to agree on the reset of the preferred return or, if no agreement is reached, for arbitration of the issue. No agreement has been reached and the preferred return for the Next Distribution Period is to be determined through arbitration.  The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned.  Based on the same rates as set forth under the original joint venture agreement, an estimated receivable of $37.9 million has been accrued for the twenty-one months ended March 31, 2008, pending the resolution of this outstanding issue.

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

Note 17 — Subsequent Event

In February 2008, the Company’s Board of Directors authorized it to repurchase up to $30.0 million of its common stock. In April and May 2008, the Company repurchased a total of 1,259,300 shares of its common stock at an average price of $23.82 per share for a total cost of $30.0 million. The stock repurchased represents approximately 4.4% of the Company’s outstanding shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and Notes thereto which appear elsewhere herein.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements and supplementary information were prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Inherent in the application of many of these accounting policies is the need for management to make estimates and judgments in the determination of certain revenues, expenses, assets and liabilities. As such, materially different financial results can occur as circumstances change and additional information becomes known. The policies with the greatest potential effect on our results of operations and financial position include:

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

Goodwill and other indefinite-lived intangible assets.    In accordance with Statement of Financial Accounting Standards (“SFAS 142”), Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment at least annually at the reporting unit level.

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

SFAS 142 requires that goodwill be allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment, for purposes of evaluating whether goodwill is impaired. For 2007, JAKKS' reporting units are: Traditional Toys, Craft and Writing, and Pet products. Goodwill is allocated within JAKKS' reporting units based on an allocation of brand-specific goodwill to the reporting units selling those brands. As of October 1, 2007, JAKKS performed the annual impairment test required by SFAS 142 and determined that its goodwill was not impaired. There were no events or circumstances that indicated the impairment test should be performed again at March 31, 2008.

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

Goodwill and intangible assets amounted to $395.5 million as of March 31, 2008.

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

Income Allocation for Income Taxes.   Our income tax provision and related income tax assets and liabilities are based on actual income as allocated to the various tax jurisdictions based upon our transfer pricing study, US and foreign statutory income tax rates, and tax regulations and planning opportunities in the various jurisdictions in which the Company operates.  Significant judgment is required in interpreting tax regulations in the US and foreign jurisdictions, and in evaluating worldwide uncertain tax positions.  Actual results could differ materially from those judgments, and changes from such judgments could materially affect our consolidated financial statements.

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

 We accrue a tax reserve for additional income taxes and interest, which may become payable in future years as a result of audit adjustments by tax authorities.  The reserve is based on management’s assessment of all relevant information, and is periodically reviewed and adjusted as circumstances warrant.  As of March 31, 2008, our income tax reserves are approximately $20.3 million and relate to the potential income tax audit adjustments, primarily in the areas of income allocation and transfer pricing.

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

Recent Developments

In February 2008, our Board of Directors authorized us to repurchase up to $30.0 million of our common stock. In April and May 2008, we repurchased a total of 1,259,300 shares of our common stock at an average price of $23.82 per share for a total cost of $30.0 million. The stock repurchased represents approximately 4.4% of our outstanding shares of common stock.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended March 31,
	2007	2008

Net sales	100.0%	100.0%
Cost of sales	63.3	63.8
Gross profit	36.7	36.2
Selling, general and administrative expenses	34.0	36.9
Income (loss) from operations	2.7	(0.7)
Profit from video game joint venture	1.2	1.9
Interest income	1.2	1.0
Interest expense	(1.3)	(1.2)
Income before provision for income taxes	3.8	1.0
Provision for income taxes	1.2	0.3
Net income	2.6%	0.7%

The following unaudited table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Three Months Ended March 31,
	2007	2008

Net Sales
Traditional Toys	$110,724	$119,518
Craft/Activity/Writing Products	9,167	6,088
Pet Products	4,171	5,329
	124,062	130,935
Cost of Sales
Traditional Toys	70,320	75,525
Craft/Activity/Writing Products	5,843	4,684
Pet Products	2,391	3,285
	78,554	83,494
Gross Profit
Traditional Toys	40,404	43,993
Craft/Activity/Writing Products	3,324	1,404
Pet Products	1,780	2,044
	$45,508	$47,441

Comparison of the Three Months Ended March 31, 2008 and 2007

Net Sales

Traditional Toys.  Net sales of our Traditional Toys segment were $119.5 million in 2008, compared to $110.7 million in 2007, representing an increase of $8.8 million, or 7.9%.  The increase in net sales was primarily due to increases in sales of WWE®, Pokemon® and The Chronicles of Narnia: Prince Caspian™ action figures and accessories, Neopets toys, role-play and dress-up toys based on Disney characters Hannah Montana™ and Classic Princesses, Eye Clops™ Bionic Eye, Child Guidance pre-school toys, Hannah Montana dolls and accessories, In My Pocket  toys, The Cheetah Girls™ toys, Sweet Secrets toys and our Go Fly A Kite® and junior sports products, offset in part by decreases in sales of Dragonball Z® action figures, JAKKS™ dolls, Plug It In & Play TV Games, wheels products, Vmigo®, Sky Dancers®, Doodle Bears®, Care Bears®, Cabbage Patch Kids®, Speedstacks®, Snugglers™ and our RC Flight toys.

Craft/Activity/Writing Products.  Net sales of our Craft/Activity/Writing Products were $6.1 million in 2008, compared to $9.2 million in 2007, representing a decrease of $3.1 million, or 33.7%.  The decrease in net sales was primarily due to decreases in sales of our Flying Colors® and Vivid Velvet® activities products and our Pentech® and Color Workshop® writing instruments and related products.

Pet Products.  Net Sales of our Pet Pal line of products were $5.3 million in 2008, compared to $4.2 million in 2007, representing an increase of $1.1 million, or 26.2%.  The increase is attributable to the expanding line of products based on American Kennel Club®, The Cat Fanciers’ Association™ and other licensed products, and expanding distribution in several retail segments.

Cost of Sales

Traditional Toys.  Cost of sales of our Traditional Toys segment was $75.5 million, or 63.2% of related net sales, in 2008, compared to $70.3 million, or 63.5% of related net sales, in 2007, representing an increase of $5.2 million, or 7.4%.  The increase primarily consisted of an increase in product costs of $4.1 million, which is in line with the higher volume of sales.  Product costs as a percentage of sales decreased primarily due to the mix of the product sold with lower product cost.  Furthermore, royalty expense for our Traditional Toys segment remained comparable year over year, but decreased as a percentage of net sales due to changes in the product mix to more products with lower royalty rates or proprietary products with no royalty rates from products with higher royalty rates.    Our depreciation of molds and tools increased by $1.1 million due to the depreciation of new products being sold in this segment.

Craft/Activity/Writing Products.  Cost of sales of our Craft/Activity/Writing Products segment was $4.7 million, or 76.9% of related net sales, in 2008, compared to $5.8 million, or 63.7% of related net sales, in 2007, representing a decrease of $1.1 million, or 19.0%.  The decrease consisted of a decrease in product costs of $0.8 million, which is in line with the lower volume of sales.  Product costs as a percentage of net sales increased primarily due to the mix of the product sold and sell-off of closeout product.  Royalty expense decreased by $0.4 million and as a percentage of net sales due to changes in the product mix to more products with lower royalty rates or proprietary products with no royalty rates from products with higher royalty rates. Our depreciation of molds and tools remained comparable year over year.

Pet Products.  Cost of sales of our Pet Pal line of products was $3.3 million, or 61.6% of related net sales, in 2008, compared to $2.4 million, or 57.3% of related net sales, in 2007, representing an increase of $0.9 million, or 37.5%.  The increase primarily consisted of an increase in product costs of $1.4 million, which is in line with the higher volume of sales.  Product costs as a percentage of net sales increased primarily due to the mix of the product sold and sell-off of closeout product.  Royalty expense decreased by $0.5 million due to changes in the product mix.  Additionally, our depreciation of molds and tools was comparable year-over-year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $48.3 million in 2008 and $42.2 million in 2007, constituting 36.9% and 34.0% of net sales, respectively.  The overall increase of $6.1 million in such costs was primarily due to increases in general and administrative expenses ($5.0 million), product development ($1.9 million) and other selling expenses ($0.3 million), offset in part by decreases in amortization expense related to intangible assets other than goodwill ($1.7 million).  The increase in general and administrative expenses is primarily due to an increase in salary and payroll taxes ($1.5 million) to support our growing business, travel and entertainment expense ($0.5 million), legal expense ($2.2 million) and temporary help expense ($0.7 million). The increase in direct selling expenses is primarily due to an increase in advertising and promotional expenses of $1.7 million in 2008 in support of several of our product lines, offset in part by decreases in sales commissions ($0.6 million) and other direct selling expenses ($0.8 million).  From time to time, we may increase or decrease our advertising efforts, if we deem it appropriate for particular products.

Profit from Video Game Joint Venture

Profit from our video game joint venture in 2008 increased to $2.4 million, as compared to $1.5 million in 2007, due to the strong performance of the new Smackdown vs. Raw 2007 game and stronger sales of existing titles in 2008 compared to 2007.  The amount of the preferred return we will receive from the joint venture after June 30, 2006 became subject to change (see “Risk Factors”, infra, and Note 4 of the Notes to Condensed Consolidated Financial Statements, supra).

 Interest Income

 Interest income in 2008 was $1.3 million, as compared to $1.5 million in 2007.  The decrease is due to lower interest rates during 2008 compared to 2007 on comparable average cash balances.

 Interest Expense

 Interest expense was $1.6 million for both 2008 and 2007, which is primarily due to net interest of $0.4 million accrued pursuant to our January 1, 2007 adoption of the provisions of FIN 48 and interest expense of $1.1 million related to our convertible senior notes payable.

 Provision for Income Taxes

 Provision for income taxes includes federal, state and foreign income taxes at effective tax rates of 32.0% in 2007, and 32.5% in 2008, benefiting from a flat 17.5% tax rate on the Company’s income arising in, or derived from, Hong Kong for each of 2007 and 2008.  The increase in the effective rate in 2008 is primarily due to a greater portion of income being derived from the United States.  As of March 31, 2008, the Company had net deferred tax assets of approximately $7.4 million for which an allowance of $0.9 million has been provided since, in the opinion of management, realization of the future benefit is uncertain.

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 157 (“FAS 157”), Fair Value Measurements. This standard provides new definitions for fair value and establishes a framework for measuring fair value in financial statements. FAS 157 became effective for us as of January 1, 2008. We anticipate that the effect of the adoption of FAS 157 will be immaterial to our financial statements.

Liquidity and Capital Resources

As of March 31, 2008, we had working capital of $359.2 million, compared to $356.7 million as of December 31, 2007. This increase was primarily attributable to our operating activities, offset in part by earn-out payments related to our Play Along and Creative Designs acquisitions.

Operating activities provided net cash of $15.4 million in 2008, as compared to $22.4 million in 2007. Net cash was provided primarily by net income, non-cash charges and changes in working capital. Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 56 days as of March 31, 2008, slightly higher than the 55 days as of March 31, 2007. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of March 31, 2008, we had cash and cash equivalents of $238.3 million.

Our investing activities used net cash of $17.7 million in 2008, as compared to $16.3 million in 2007, consisting primarily of cash paid for the Creative Designs earn-out of $6.7 million, the Play Along earn-out of $6.7 million and the purchase of office furniture and equipment and molds and tooling of $3.5 million used in the manufacture of our products and other assets. In 2007, our investing activities consisted primarily of cash paid for the Creative Designs earn-out of $6.9 million, the Play Along earn-out of $6.7 million and the purchase of office furniture and equipment and molds and tooling of $2.3 million used in the manufacture of our products and other assets. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 14% payable on net sales of such products. As of March 31, 2008, these agreements required future aggregate minimum guarantees of $35.8 million, exclusive of $29.7 million in advances already paid. Of this $35.8 million future minimum guarantee, $20.4 million is due over the next twelve months.

Our financing activities used net cash of $0.6 million in 2008, consisting of cash paid for the repurchase of restricted shares, partially offset by proceeds from the exercise of stock options. In 2007, financing activities provided net cash of $1.4 million, consisting of proceeds from the exercise of stock options.

In February 2008, our Board of Directors authorized us to repurchase up to $30.0 million of our common stock. In April and May 2008, we repurchased a total of 1,259,300 shares of our common stock at an average price of $23.82 per share for a total cost of $30.0 million. The stock repurchased represents approximately 4.4% of our outstanding shares of common stock.

In June 2003, we sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023 and received net proceeds of approximately $94.4 million. The notes are convertible into shares of our common stock at an initial conversion price of $20.00 per share, or 50 shares per note, subject to certain circumstances. The notes may be converted in each quarter subsequent to any quarter in which the closing price of our common stock is at or above a prescribed price for at least 20 trading days in the last 30 trading day period of the quarter. The prescribed price for the conversion trigger is $24.00 through June 30, 2010, and increases nominally each quarter thereafter. Cash interest is payable at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year. After June 15, 2010, interest will accrue on the outstanding notes until maturity. At maturity, we will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance, unless redeemed or converted earlier. The notes were convertible as of March 31, 2007 and are convertible during the second quarter of 2008.

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

Interest Rate Risk

In June 2003, we issued convertible senior notes payable of $98.0 million with a fixed interest rate of 4.625% per annum, which remain outstanding as of March 31, 2008. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

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

On November 30, 2007, the Court indicated that the WWE Action would be dismissed. On December 21, 2007 the Court dismissed the WWE Action with prejudice (the "December 2007 Order") based on (1) the failure to plead RICO injury; (2) the bar of the RICO statute of limitations; (3) the denial of WWE’s motion for reconsideration of the Sherman Act claim; and (4) the lack of subject matter jurisdiction with respect to the pendent state law claims. Thereafter, WWE filed an appeal to the Second Circuit Court of Appeals. We filed a motion for reconsideration of the part of the December 2007 Order that stated that the Release did not bar the WWE Action. That motion has been fully briefed and submitted to the Court. We also filed a cross-appeal based on the Court's earlier order denying our request to dismiss based on the lack of a cognizable enterprise and based on the December 2007 Order's statement with respect to the Release. WWE moved to dismiss our cross-appeal. The appeal and cross-appeal and WWE’s related motion to dismiss the cross-appeal are in abeyance pending the determination of our motion for reconsideration.

In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York: (1) Garcia v. JAKKS Pacific, Inc. et al., Civil Action No. 04-8807 (filed on November 5, 2004), (2) Jonco Investors, LLC v. JAKKS Pacific, Inc. et al., Civil Action No. 04-9021 (filed on November 16, 2004), (3) Kahn v. JAKKS Pacific, Inc. et al., Civil Action No. 04-8910 (filed on November 10, 2004), (4) Quantum Equities L.L.C. v. JAKKS Pacific, Inc. et al., Civil Action No. 04-8877 (filed on November 9, 2004), and (5) Irvine v. JAKKS Pacific, Inc. et al., Civil Action No. 04-9078 (filed on November 16, 2004) (the “Class Actions”). The complaints in the Class Actions alleged that defendants issued positive statements concerning increasing sales of our WWE licensed products which were false and misleading because the WWE licenses had allegedly been obtained through a pattern of commercial bribery, our relationship with the WWE was being negatively impacted by the WWE’s contentions and there was an increased risk that the WWE would either seek modification or nullification of the licensing agreements with us. Plaintiffs also alleged that we misleadingly failed to disclose the alleged fact that the WWE licenses were obtained through an unlawful bribery scheme. The plaintiffs in the Class Actions were described as purchasers of our common stock, who purchased from as early as October 26, 1999 to as late as October 19, 2004. The Class Actions sought compensatory and other damages in an undisclosed amount, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by each of the defendants (namely the Company and Messrs. Friedman, Berman and Bennett), and violations of Section 20(a) of the Exchange Act by Messrs. Friedman, Berman and Bennett. On January 25, 2005, the Court consolidated the Class Actions under the caption In re JAKKS Pacific, Inc. Shareholders Class Action Litigation, Civil Action No. 04-8807. On May 11, 2005, the Court appointed co-lead counsels and provided until July 11, 2005 for an amended complaint to be filed; and a briefing schedule thereafter with respect to a motion to dismiss. The motion to dismiss was fully briefed and argument occurred on November 30, 2006. The motion was granted in January 2008 to the extent that the Class Actions were dismissed without prejudice to plaintiffs’ right to seek leave to file an amended complaint based on statements that the WWE licenses were obtained from the WWE as a result of the long-term relationship with WWE. A motion seeking leave to file an amended complaint was granted and an amended complaint filed. A briefing schedule has been established with respect to a motion to dismiss that is scheduled for argument in October 2008.

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

In March 2007, WWE filed a motion seeking leave to amend its complaint in the Connecticut Action to add the principal part of the state law claims present in the WWE Action to the Connecticut Action. That motion further sought, inter alia, to add our Company and Messrs. Friedman, Berman and Bennett (the “Individual Defendants”) as defendants in the Connecticut Action. The motion was argued on May 8, 2007 and was granted from the bench, subject to a decision that the schedule was suspended and no discovery matters would be addressed until pleading motions were resolved. In June 2007, our Company and the Individual Defendants moved for a stay of the Connecticut Action, inter alia , based on the pendency of the WWE Action. On July 30, 2007, in light of the pending motion to dismiss in the WWE Action, the Court ordered a 120-day stay of the Connecticut Action (the "Stay"). In November 2007 we moved for a continuation of the Stay. WWE served discovery and sought leave to file an amended complaint alleging the state law claims from the WWE Action. Thereafter we moved for a conference and a stay of discovery. A conference was held on January 14, 2008 at which WWE was allowed to amend its complaint to assert the state law claims set forth in the WWE Action and a briefing schedule was established with respect to a combined motion to strike and a motion for summary judgment (the "Dispositive Motion") which is currently scheduled for argument on May 19, 2008. The Court denied the motion for a protective order and discovery is proceeding. The Court also established a case management order which provides for trial on or after May 2010. WWE filed a cross-motion for partial summary judgment dismissing the Release defense and that motion will also be argued on May 19, 2008.

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

 Our agreement with THQ provides for payment of a preferred return to us in connection with our joint venture. The preferred return is subject to change after June 30, 2006 and is to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. The parties have not reached an agreement with respect to the preferred return for the Next Distribution Period and the preferred return is to be determined through arbitration. On April 30, 2007, THQ filed an action in the Superior Court, Los Angeles County, to compel arbitration and to appoint an arbitrator pursuant to the relevant provisions of the agreement. An order was issued that identified five potential arbitrators. The parties did not agree on an arbitrator. JAKKS served notices of disqualification on four of the potential arbitrators; THQ objected; the Court struck the disqualification notices and appointed an arbitrator, who was then stricken by JAKKS. JAKKS appealed the Court’s order with respect to the disclosure and disqualification process and the appellate court took the appeal and stayed the proceedings. The Court rendered a decision on the matter on February 28, 2008 which affirmed the lower court's decision ruling that disclosure was not required until after the arbitrator was nominated to serve by the Court. The matter will be remanded for further proceedings, including the appointment of an arbitrator.

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

Our business and operating results depend largely upon the appeal of our products. Our continued success in the toy industry will depend on our ability to redesign, restyle and extend our existing core products and product lines as consumer preferences evolve, and to develop, introduce and gain customer acceptance of new products and product lines. Several trends in recent years have presented challenges for the toy industry, including:

•	Age Compression: The phenomenon of children outgrowing toys at younger ages, particularly in favor of interactive and high technology products;

•	Increasing use of technology;

•	Shorter life cycles for individual products; and

•	Higher consumer expectations for product quality, functionality and value.

We cannot assure you that:

•	our current products will continue to be popular with consumers;

•	the product lines or products that we introduce will achieve any significant degree of market acceptance; or

•	the life cycles of our products will be sufficient to permit us to recover licensing, design, manufacturing, marketing and other costs associated with those products.

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

The joint venture agreement provides for us to have received guaranteed preferred returns through June 30, 2006 at varying rates of the joint venture’s net sales depending on the cumulative unit sales and platform of each particular game. The preferred return was subject to change after June 30, 2006 and was to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. Since the parties have not reached an agreement with respect to the preferred return for the Next Distribution Period, the preferred return for the Next Distribution Period is to be determined through arbitration.  The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned.  Based on the same rates as set forth under the original joint venture agreement, an estimated receivable of $37.9 million has been accrued for the twenty-one months ending March 31, 2008, pending the resolution of this outstanding issue.

 Any adverse change to the preferred return for the next distribution period as well as the ongoing performance of the joint venture may result in our experiencing reduced net income, which would adversely affect our results of operations.

We may not be able to sustain or manage our rapid growth, which may prevent us from continuing to increase our net revenues.

We have experienced rapid growth in our product lines resulting in higher net sales over the last six years, which was achieved through acquisitions of businesses, products and licenses. For example, revenues associated with companies we acquired since 2005 were approximately $185.6 million and $11.8 million, for the years ended December 31, 2006 and 2007, respectively, representing 24.3% and 1.4% of our total revenues for those periods. As a result, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

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

Our growth strategy depends in part upon our ability to acquire companies and new product lines. Revenues associated with our acquisitions since 2005 represented approximately 24.3% and 1.4% of our total revenues for the years ended December 31, 2006 and 2007, respectively. Future acquisitions will succeed only if we can effectively assess characteristics of potential target companies and product lines, such as:

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

Our three largest customers accounted for 57.6% and 58.5% of our net sales for the three months ended March 31, 2008 and the year ended December 31, 2007, respectively. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory also could adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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

We sell products and operate facilities in numerous countries outside the United States. For the three months ended March 31, 2008 and the year ended December 31, 2007 sales to our international customers comprised approximately 17.9% and 14.7%, respectively, of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers located principally in China which are subject to the risks normally associated with international operations, including:

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

Our business is subject to various laws, including the Federal Hazardous Substances Act, the Consumer Product Safety Act, the Flammable Fabrics Act and the rules and regulations promulgated under these acts. These statutes are administered by the Consumer Products Safety Commission (“CPSC”), which has the authority to remove from the market products that are found to be defective and present a substantial hazard or risk of serious injury or death. The CPSC can require a manufacturer to recall, repair or replace these products under certain circumstances. We cannot assure you that defects in our products will not be alleged or found. Any such allegations or findings could result in:

•	product liability claims;

•	loss of sales;

•	diversion of resources;

•	damage to our reputation;

•	increased warranty and insurance costs; and

•	removal of our products from the market.

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

Goodwill is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill no longer be amortized but instead be periodically evaluated for impairment based on the fair value of the reporting unit. As of March 31, 2008, we have not had any impairment of goodwill, which is reviewed on a quarterly basis and formally evaluated on an annual basis.

At March 31, 2008, approximately $353.3 million, or 39.7%, of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a write-down of our goodwill. Reductions in our net income caused by the write-down of goodwill would adversely affect our results of operations.

Item 5. Other Information

On May 8, 2008, Jack Friedman, our Chairman and Chief Executive Officer, entered into a trading plan intended to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Mr. Friedman’s trading plan provides for the sale of up to 120,000 shares of our common stock, 50% of which sales will not commence until shortly after the filing of our Annual Report on Form 10-K for the year ended December 31, 2008 and 50% of which sales will not commence until shortly after the filing of our Quarterly Report on Form 10-Q for the quarter ending March 31, 2009. The sales under Mr. Friedman’s plan are intended to be completed no later than three (3) weeks after each such filing.

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

JAKKS PACIFIC, INC.

Date: May 12, 2008	By:	/s/ JOEL M. BENNETT
Joel M. Bennett
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Number	Description

3.1.1	Restated Certificate of Incorporation of the Company(1)
3.1.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company(2)
3.2.1	By-Laws of the Company(1)
3.2.2	Amendment to By-Laws of the Company(3)
4.1	Indenture, dated as of June 9, 2003, by and between the Registrant and Wells Fargo Bank, N.A.(4)
4.2	Form of 4.625% Convertible Senior Note(4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(5)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(5)
32.1	Section 1350 Certification of Chief Executive Officer(5)
32.2	Section 1350 Certification of Chief Financial Officer(5)
——————
(1)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(2)	Filed previously as exhibit 4.1.2 of the Company’s Registration Statement on Form S-3 (Reg. No. 333-74717), filed on March 9, 1999, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003, and incorporated herein by reference.

(5)	Filed herewith.