Form 10-Q
period 2008-06-30
JAKKS PACIFIC INC
filed 2008-08-11
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☐ No ☒

 The number of shares outstanding of the issuer’s common stock is 27,433,171 (as of August 8, 2008).

JAKKS PACIFIC, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
Quarter Ended June 30, 2008

ITEMS IN FORM 10-Q

		Page

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets - December 31, 2007 and June 30, 2008 (unaudited)	2
	Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2007 and 2008 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2008 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Submission of Matters to a Vote of Security Holders	None
Item 5.	Other Information	None
Item 6.	Exhibits	35

Signatures		36
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For example, statements included in this report regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When we use words like “intend,” “anticipate,” “believe,” “estimate,” “plan” or “expect,” we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable and are based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2007	June 30, 2008
	(*)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$241,250	$177,215
Marketable securities	218	219
Accounts receivable, net of allowances for uncollectible accounts of $1,354 and $1,224, respectively	174,451	102,446
Inventory	75,486	83,601
Prepaid expenses and other current assets	21,733	36,212
Income tax receivable	—	9,515
Deferred income taxes	13,921	13,921
Total current assets	527,059	423,129
Property and equipment
Office furniture and equipment	9,961	10,743
Molds and tooling	44,333	54,960
Leasehold improvements	5,186	5,317
Total	59,480	71,020
Less accumulated depreciation and amortization	38,073	44,548
Property and equipment, net	21,407	26,472
Investment in video game joint venture	36,090	39,819
Goodwill, net	353,340	355,000
Trademarks, net	19,568	19,568
Intangibles and other, net	26,200	21,765
Total assets	$983,664	$885,753
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$52,287	$53,152
Accrued expenses	70,085	27,121
Reserve for sales returns and allowances	26,036	11,640
Income taxes payable	21,997	—
Total current liabilities	170,405	91,913
Deferred income taxes	6,536	6,447
Income tax payable	11,294	11,294
Other liabilities	6,432	7,213
Convertible senior notes	98,000	98,000
Total liabilities	292,667	214,867
Stockholders’ equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 28,275,116 and 27,412,552 shares issued and outstanding, respectively	28	27
Additional paid-in capital	312,127	286,963
Retained earnings	382,288	387,321
Accumulated comprehensive loss	(3,446)	(3,425)
Total stockholders’ equity	690,997	670,886
Total liabilities and stockholders’ equity	$983,664	$885,753
——————
(*)	Derived from audited financial statements

See notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2007	2008	2007	2008

Net sales	$129,547	$145,291	$253,609	$276,226
Cost of sales	84,252	93,233	162,806	176,727
Gross profit	45,295	52,058	90,803	99,499
Selling, general and administrative expenses	38,807	46,490	80,991	94,825
Income from operations	6,488	5,568	9,812	4,674
Profit from video game joint venture	714	1,295	2,209	3,727
Interest Income	1,793	773	3,307	2,093
Interest Expense	(1,592)	(1,642)	(3,163)	(3,200)
Income before provision for income taxes	7,403	5,994	12,165	7,294
Provision for income taxes	2,369	1,838	3,893	2,261
Net income	$5,034	$4,156	$8,272	$5,033
Earnings per share – basic	$0.18	$0.15	$0.30	$0.18
Earnings per share – diluted	$0.17	$0.15	$0.30	$0.18

——————
See notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30, (Unaudited)
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,272	$5,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,040	12,206
Share-based compensation expense	3,709	4,011
Loss on disposal of property and equipment	1,719	43
Deferred income taxes	1,953	(90)
Change in operating assets and liabilities:
Accounts receivable	63,376	72,005
Inventory	(1,745)	(8,115)
Prepaid expenses and other current assets	2,164	(14,479)
Income tax receivable	—	(9,515)
Investment in video game joint venture	(2,558)	(3,973)
Accounts payable	(21,782)	866
Accrued expenses	(15,075)	(28,630)
Reserve for sales returns and allowances	(15,291)	(14,396)
Income taxes payable	(22,453)	(21,997)
Other liabilities	901	781
Total adjustments	7,958	(11,283)
Net cash provided (used) by operating activities	16,230	(6,250)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for net assets acquired, net of cash acquired	(13,605)	(14,993)
Purchase of property and equipment	(7,686)	(12,776)
Purchase of other assets	(223)	125
Net purchase of marketable securities	(3)	(2)
Net cash used by investing activities	(21,517)	(27,646)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from stock options exercised	3,517	2,831
Common stock surrendered	(1,832)	(2,968)
Common stock repurchased	—	(30,002)
Net cash provided by (used in) financing activities	1,685	(30,139)
Net decrease in cash and cash equivalents	(3,602)	(64,035)
Cash and cash equivalents, beginning of period	184,489	241,250
Cash and cash equivalents, end of period	$180,887	$177,215
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$23,608	$36,877
Interest	$2,266	$2,341

Non cash investing and financing activity:

In January, March and June 2007, two executive officers surrendered an aggregate of 191,281 shares of restricted stock at a value of $4.7 million to cover their income taxes due on the 2007 vesting of the restricted shares granted them in 2006. This restricted stock was subsequently retired by the Company.

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
June 30, 2008

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

The condensed consolidated financial statements include the accounts of JAKKS Pacific, Inc. and its wholly-owned subsidiaries (collectively “the Company”).

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers - (continued)

Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts as of December 31, 2007 and June 30, 2008 and for the three and six months ended June 30, 2007 and 2008 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Net Sales
Traditional Toys	$113,475	$131,127	$224,199	$250,645
Craft/Activity/Writing Products	11,498	10,570	20,665	16,658
Pet Products	4,574	3,594	8,745	8,923
	$129,547	$145,291	$253,609	$276,226

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Operating Income
Traditional Toys	$5,683	$5,025	$8,649	$4,210
Craft/Activity/Writing Products	576	405	822	363
Pet Products	229	138	341	101
	$6,488	$5,568	$9,812	$4,674

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Depreciation and Amortization Expense
Traditional Toys	$6,274	$6,030	$12,370	$11,578
Craft/Activity/Writing Products	201	276	421	493
Pet Products	125	43	249	135
	$6,600	$6,349	$13,040	$12,206

	December 31,	June 30,
	2007	2008
Assets
Traditional Toys	$840,232	$735,778
Craft/Activity/Writing Products	115,893	123,628
Pet Products	27,539	26,347
	$983,664	$885,753

The following tables present information about the Company by geographic area as of December 31, 2007 and June 30, 2008 and for the three and six months ended June 30, 2007 and 2008 (in thousands):

	December 31, 2007	June 30, 2008
Long-lived Assets
United States	$19,372	$24,957
Hong Kong	2,035	1,515
	$21,407	$26,472

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers - (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Net Sales by Geographic Area
United States	$107,125	$112,783	$214,489	$220,252
Europe	7,958	9,713	13,202	16,442
Canada	3,159	4,377	6,521	9,288
Hong Kong	4,134	10,593	8,816	16,600
Other	7,171	7,825	10,581	13,644
	$129,547	$145,291	$253,609	$276,226

Major Customers

Net sales to major customers for the three and six months ended June 30, 2007 and 2008 were as follows (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2008		2007		2008
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales

Wal-Mart	$27,581	21.3%	$34,697	23.9%	$65,871	26.0%	$80,936	29.3%
Toys ‘R’ Us	14,054	10.9	9,942	6.8	28,254	11.1	22,321	8.1
Target	24,823	19.2	28,889	19.9	43,682	17.2	45,617	16.5
	$66,458	51.4%	$73,528	50.6%	$137,807	54.3%	$148,874	53.9%

No other customer accounted for more than 10% of the Company’s total net sales.

At December 31, 2007 and June 30, 2008, the Company’s three largest customers accounted for approximately 82.2% and 55.9%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and warehouse costs, is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	December 31, 2007	June 30, 2008

Raw materials	$1,694	$6,243
Finished goods	73,792	77,358
	$75,486	$83,601

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

The Company’s reserve for sales returns and allowances amounted to $26.0 million as of December 31, 2007, compared to $11.6 million as of June 30, 2008. This decrease was due primarily to certain customers taking their year-end allowances related to 2007 in the beginning of 2008.

Note 5 — Convertible Senior Notes

In June 2003, the Company sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023 and received net proceeds of approximately $94.4 million. The notes are convertible into shares of the Company’s common stock at an initial conversion price of $20.00 per share, or 50 shares per note, subject to certain circumstances. The notes may be converted in each quarter subsequent to any quarter in which the closing price of the Company’s common stock is at or above a prescribed price for at least 20 trading days in the last 30 trading day period of the quarter. The prescribed price for the conversion trigger is $24.00 through June 30, 2010, and increases nominally each quarter thereafter. Cash interest is payable at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year. After June 15, 2010, interest will accrue on the outstanding notes until maturity. At maturity, the Company will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance, unless redeemed or converted earlier. The notes were convertible as of June 30, 2008 and are not convertible during the third quarter of 2008.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Income Taxes

Provision for income taxes includes Federal, state and foreign income taxes at effective tax rates of 32.0% in 2007, and 31.0% in 2008, benefiting from a flat tax rate of 17.5% and 16.5% for 2007 and 2008, respectively, on the Company’s income arising in, or derived from, Hong Kong. The decrease in the effective rate in 2008 is primarily due to a change in the federal tax code which reduced the amount of foreign income includible on the federal income tax return. As of June 30, 2008, the Company had net deferred tax assets of approximately $7.5 million for which an allowance of $0.9 million has been provided since, in the opinion of management, realization of the future benefit is uncertain.

Note 7 — Earnings Per Share

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,
	2007			2008
	Income	Weighted Average Shares	Per-Share	Income	Weighted Average Shares	Per-Share

Earnings per share - basic
Income available to common stockholders	$5,034	27,631	$0.18	$4,156	27,288	$0.15
Effect of dilutive securities:
Convertible senior notes	737	4,900		737	4,900
Options and warrants	—	389		—	198
Unvested restricted stock grants	—	213		—	208
Earnings per share - diluted
Income available to common stockholders plus assumed exercises and conversion	$5,771	33,133	$0.17	$4,893	32,594	$0.15

	Six Months Ended June 30,
	2007			2008
	Income	Weighted Average Shares	Per-Share	Income	Weighted Average Shares	Per-Share

Earnings per share - basic
Income available to common stockholders	$8,272	27,565	$0.30	$5,033	27,677	$0.18
Effect of dilutive securities:
Convertible senior notes	1,473	4,900		—	—
Options and warrants	—	381		—	225
Unvested restricted stock grants	—	172		—	175
Earnings per share - diluted
Income available to common stockholders plus assumed exercises and conversion	$9,745	33,018	$0.30	$5,033	28,077	$0.18

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Earnings Per Share (continued)

Basic earnings per share has been computed using the weighted average number of common shares outstanding. Diluted earnings per share has been computed using the weighted average number of common shares and common share equivalents outstanding (which consist of warrants, options and convertible debt to the extent they are dilutive). For the six months ended June 30, 2008, the convertible notes interest and related common share equivalents of 4,900,000 were excluded from the diluted earning per share calculation because they were anti-dilutive. Potentially dilutive stock options of nil for the three months ended June 30, 2007 and 2008, were excluded from the computation of diluted earning per share as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and to have included them would have been anti-dilutive. Potentially dilutive stock options of 1,021 and nil for the six months ended June 30, 2007 and 2008, respectively, were excluded from the computation of diluted earning per share as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and to have included them would have been anti-dilutive.

 Note 8 — Common Stock and Preferred Stock

The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.

In January 2008, the Company issued an aggregate of 240,000 shares of restricted stock at an aggregate value of $5.7 million to two of its executive officers, which vest 50% in each of January 2009 and 2010 subject to acceleration based on the Company achieving certain financial performance criteria, and an aggregate of 25,340 shares of restricted stock to its five non-employee directors, which vest in January 2009, at an aggregate value of approximately $0.6 million. In February 2008, the Company issued an aggregate of 41,134 shares of restricted stock as 2007 bonus compensation to two of its executive officers, which vested immediately, at an aggregate value of approximately $1.0 million. In February 2008, the Company issued 3,593 shares of restricted stock as 2007 bonus compensation at a value of $0.1 million to an executive officer, which vests 50% on each of March 1, 2009 and 2010. During the six months ended June 30, 2008, the Company also issued 208,871 shares of common stock on the exercise of options at a value of $2.8 million, and 122,202 shares of restricted stock previously received by two executive officers were surrendered at a value of $3.0 million to cover their income taxes due on the 2008 vesting of the restricted shares granted them in 2006, 2007 and 2008. This surrendered restricted stock was subsequently retired by the Company. In February 2008, the Company’s Board of Directors authorized it to repurchase up to $30.0 million of its common stock. In April and May 2008, the Company repurchased an aggregate of 1,259,300 shares of its common stock at an average price of $23.82 per share for a total cost of $30.0 million. The repurchased stock represented approximately 4.4% of the Company’s outstanding shares of common stock at the time of the repurchase and was subsequently retired by the Company.

In January 2007, the Company issued an aggregate of 240,000 shares of restricted stock to two of its executive officers, which vest 50% in each of January 2008 and 2009 subject to acceleration based on the Company achieving certain financial performance criteria, and an aggregate of 27,340 shares of restricted stock to its five non-employee directors, which vested in January 2008, at an aggregate value of approximately $5.8 million. In July 2007, the Company issued 15,000 shares of restricted stock at a value of $0.5 million to an executive officer, which vests one-third on each of December 31, 2007, 2008 and 2009. During the nine months ended September 30, 2007, the Company also issued 210,575 shares of common stock on the exercise of options at a value of $3.5 million, and 83,644 shares of restricted stock previously received by two executive officers were surrendered at a value of $1.8 million to cover their income taxes due on the 2007 vesting of the restricted shares granted them in 2006. This surrendered restricted stock was subsequently retired by the Company. Additionally, one executive officer surrendered 107,637 shares of common stock of the Company at a value of $2.8 million to cover his exercise of options to purchase 175,000 shares of common stock of the Company. In August 2007, certain employees surrendered an aggregate of 1,200 shares of restricted stock at a value of $19,992 to cover their incomes taxes on the 2007 vesting of the restricted shares granted them in 2006.

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
$118,586

Note 10 — Joint Venture

The Company owns a fifty percent interest in a joint venture with THQ Inc. (“THQ”) which develops, publishes and distributes interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture entered into a license agreement with an initial license period expiring December 31, 2009 and a renewal period at the option of the joint venture expiring December 31, 2014 under which it acquired the exclusive worldwide right to publish video games based on the WWE franchise on all hardware platforms. The Company’s investment is accounted for using the cost method due to the financial and operating structure of the venture and its lack of significant influence over the joint venture. The Company’s basis consists primarily of organizational costs, license costs and recoupable advances and is being amortized over the term of the initial license period. The joint venture agreement provides for the Company to receive guaranteed preferred returns through June 30, 2006 at varying rates of the joint venture’s net sales depending on the cumulative unit sales and platform of each particular game. The preferred return was subject to change after June 30, 2006 and was to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. The parties have not reached an agreement with respect to the preferred return for the Next Distribution Period and the preferred return for the Next Distribution Period is to be determined through arbitration.  The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned.  Based on the same rates as set forth under the original joint venture agreement, an estimated receivable of $39.3 million for the cumulative preferred return for the period from July 1, 2006 to June 30, 2008 has been accrued as of June 30, 2008, pending the resolution of this outstanding issue. As of December 31, 2007 and June 30, 2008, the balance of the investment in the video game joint venture includes the following components (in thousands):

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Joint Venture (continued)

	December 31,	June 30,
	2007	2008
Preferred return receivable	$35,338	$39,311
Investment costs, net	752	508
	$36,090	$39,819

The Company’s joint venture partner retains the financial risk of the joint venture and is responsible for the day-to-day operations, including development, sales and distribution, for which they are entitled to any remaining profits. During the three months ended June 30, 2007 and 2008, the Company earned a profit of $0.7 million and $1.3 million, respectively, from the joint venture. During the six months ended June 30, 2007 and 2008, the Company earned a profit of $2.2 million and $3.7 million, respectively, from the joint venture.

Note 11 — Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2008 are as follows (in thousands):

	Traditional Toys	Craft/Activity/ Writing Products	Pet Products	Total
Balance at beginning of the period	$262,390	$82,826	$8,124	$353,340
Adjustments to goodwill during the period	—	—	1,660	1,660
Balance at end of the period	$262,390	$82,826	$9,784	$355,000

As of June 30, 2008, the Company had made an earn-out payment in the amount of $1.7 million related to its Pet Pal acquisition.

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

		December 31, 2007			June 30, 2008
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)

Amortized Intangible Assets:
Acquired order backlog	0.50	$1,298	$(1,298)	$—	$1,298	$(1,298)	$—
Licenses	4.77	58,699	(39,091)	19,608	58,699	(42,879)	15,820
Product lines	3.45	17,700	(17,700)	—	17,700	(17,700)	—
Customer relationships	6.23	3,646	(1,805)	1,841	3,646	(2,037)	1,609
Non-compete/Employment contracts	4.00	2,748	(2,348)	400	2,748	(2,534)	214
Debt offering costs	20.00	3,705	(847)	2,858	3,705	(940)	2,765
Total amortized intangible assets		87,796	(63,089)	24,707	87,796	(67,388)	20,408
Unamortized Intangible Assets:
Trademarks	indefinite	19,568	N/A	19,568	19,568	N/A	19,568
		$107,364	$(63,089)	$44,275	$107,364	$(67,388)	$39,976

Amortization expense related to limited life intangible assets was $3.8 million and $2.1 million for the three months ended June 30, 2007 and 2008, respectively, and $7.6 million and $4.3 million for the six months ended June 30, 2007 and 2008, respectively.

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

The following table summarizes the total share-based compensation expense and related tax benefits recognized for the three and six months ended June 30, 2007 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Stock option compensation expense	$247	$127	$512	$310
Tax benefit related to stock option compensation	$83	$45	$173	$107
Restricted stock compensation expense	$1,345	$1,832	$3,197	$3,701
Tax benefit related to restricted stock compensation	$468	$682	$1,017	$1,378

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Share-Based Payments (continued)

Stock option activity pursuant to the Plan for six months ended June 30, 2008 is summarized as follows:

	Plan Stock Options (*)
	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2007	836,182	$17.27
Granted	—	$—
Exercised	(208,871)	$13.55
Cancelled	(23,650)	$21.88
Outstanding, June 30, 2008	603,661	$18.37

* The stock option activity excludes 100,000 of fully vested warrants issued during 2003 and which are outstanding as of June 30, 2008.

Restricted stock award activity pursuant to the Plan for six months ended June 30, 2008 is summarized as follows:

	Restricted Stock Awards
	Number of Shares	Weighted Average Exercise Price

Outstanding, December 31, 2007	536,340	$20.89
Awarded	330,067	$23.74
Released	(343,474)	$22.11
Forfeited	(27,225)	$21.76
Outstanding, June 30, 2008	495,708	$21.90

Note 14 — Comprehensive Income

The table below presents the components of the Company’s comprehensive income for the three and six months ended June 30, 2007 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Net income	$5,034	$4,156	$8,272	$5,033
Other comprehensive income (loss):
Foreign currency translation adjustment	6	8	(11)	20
Comprehensive income	$5,040	$4,164	$8,261	$5,053

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

Note 16 — Litigation

In October 2004, the Company was named as a defendant in a lawsuit commenced by World Wrestling Entertainment, Inc. (“WWE”) (the “WWE Action”). The complaint also named as defendants, among others, the joint venture with THQ Inc., certain of the Company’s foreign subsidiaries and the Company’s three executive officers. The Complaint was amended, the antitrust claims were dismissed and, on grounds not previously considered by the Court, a motion to dismiss the RICO claim, the only remaining basis for jurisdiction, was argued and submitted in September 2006.  Discovery remained stayed. In December 2007 the Court dismissed the WWE Action and WWE appealed. The Company sought reconsideration of and filed a cross-appeal with respect to certain parts of the Court’s Orders. The appeal and cross-appeal are in abeyance pending the determination of the reconsideration motion. A motion was filed by WWE in the Second Circuit seeking to allow the appeal to proceed or, in the alternative, to order the District Court to determine the reconsideration motion. In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York, alleging damages associated with the facts alleged in the WWE Action (the “Class Action”). A motion to dismiss was filed, was fully briefed and argument occurred on November 30, 2006. The motion was granted without prejudice to seeking leave to amend; such leave was granted to plaintiffs, an amended complaint was filed and a briefing schedule has been established with respect to a motion to dismiss, which is scheduled for argument in October 2008. Three shareholder derivative actions have also been filed against the Company, nominally, and against certain of the Company’s Board members (the “Derivative Actions”). The Derivative Actions seek to hold the individual defendants liable for damages allegedly caused to the Company by their actions, and, in one of the Derivative Actions, seeks restitution to the Company of profits, benefits and other compensation obtained by them. These actions are currently stayed or the time to answer has been extended.

 The Company received notice from WWE alleging breaches of the video game license in connection with sales of WWE video games in Japan and other countries in Asia. The joint venture responded that WWE acquiesced in the arrangements, and separately released any claim against the joint venture in connection therewith and accordingly there is no breach of the joint venture’s video game license.  While the joint venture does not believe that WWE has a valid claim, it tendered a protective “cure” of the alleged breaches with a full reservation of rights. WWE “rejected” that cure and reserved its rights.  On October 12, 2006, WWE commenced a lawsuit in Connecticut state court against THQ and the joint venture, involving the claim set forth above concerning allegedly improper sales of WWE video games in Japan and other countries in Asia (the “JV Action”).  The lawsuit seeks, among other things, a declaration that WWE is entitled to terminate the video game license and monetary damages.  A motion to strike one claim was argued on March 12, 2007 and submitted to the Court.  Additionally, a schedule was set, with trial no earlier than October 2008. Thereafter, WWE amended the complaint to import state law claims from the WWE Action. A case management order has been established, calling for trial in or after May 2010. A motion to strike and for summary judgment (the “Dispositive Motion”) was briefed and argument took place on May 19, 2008. The Judge ordered the parties to file supplemental briefing on May 23, 2008, upon which filing the motion was submitted to the Court for decision. WWE filed a cross-motion for partial summary judgment with respect to the Company’s Release defense. Discovery is proceeding in this matter but we have filed a motion to stay discovery pending adjudication of the Dispositive Motion or for entry of a discovery management order deferring deposition discovery and any additional discovery requests until WWE complies with its outstanding discovery obligations and establishing a schedule for expedited resolution of discovery disputes. Recently, THQ filed a cross-complaint which asserts claims by THQ and Mr. Farrell for indemnification from the Company in the event that WWE prevails on any of its claims against THQ and Farrell and also asserts claims by THQ that the Company breached its fiduciary duties to THQ in connection with the videogame license between WWE and THQ/JAKKS Pacific LLC and seeks equitable and legal relief, including substantial monetary and exemplary damages against the Company in connection with this claim. The Company intends to contest all of these claims vigorously.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16 — Litigation (continued)

In connection with the joint venture with THQ (see Note 10), the Company receives its profit through a preferred return based on net sales of the joint venture, which was to be reset as of July 1, 2006 for the period through December 31, 2009 (the “Next Distribution Period”). The agreement with THQ provides for the parties to agree on the reset of the preferred return or, if no agreement is reached, for arbitration of the issue. No agreement has been reached and the preferred return for the Next Distribution Period is to be determined through arbitration.  The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned.  Based on the same rates as set forth under the original joint venture agreement, an estimated receivable of $39.3 million for the cumulative preferred return for the period from July 1, 2006 to June 30, 2008 has been accrued as of June 30, 2008 pending the resolution of this outstanding issue

The Company is a party to, and certain of its property is the subject of, various other pending claims and legal proceedings that routinely arise in the ordinary course of its business. Other than with respect to the claims in the WWE Action, the Class Action, the JV Action and the matter of the reset of the preferred return from THQ in connection with the joint venture, with respect to which the Company cannot give assurance as to the outcome, the Company does not believe that any of these claims or proceedings will have a material effect on its business, financial condition or results of operations.

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

SFAS 142 requires that goodwill be allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment, for purposes of evaluating whether goodwill is impaired. For 2007, JAKKS' reporting units are: Traditional Toys, Craft and Writing, and Pet products. Goodwill is allocated within JAKKS' reporting units based on an allocation of brand-specific goodwill to the reporting units selling those brands. As of October 1, 2007, JAKKS performed the annual impairment test required by SFAS 142 and determined that its goodwill was not impaired. There were no events or circumstances that indicated the impairment test should be performed again at June 30, 2008.

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

Goodwill and intangible assets amounted to $395.0 million as of June 30, 2008.

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

 We accrue a tax reserve for additional income taxes and interest, which may become payable in future years as a result of audit adjustments by tax authorities.  The reserve is based on management’s assessment of all relevant information, and is periodically reviewed and adjusted as circumstances warrant.  As of June 30, 2008, our income tax reserves are approximately $20.3 million and relate to the potential income tax audit adjustments, primarily in the areas of income allocation and transfer pricing.

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

Recent Developments

In February 2008, our Board of Directors authorized us to repurchase up to $30.0 million of our common stock. In April and May 2008, we repurchased an aggregate of 1,259,300 shares of our common stock at an average price of $23.82 per share for a total cost of $30.0 million. The repurchased stock represented approximately 4.4% of our outstanding shares of common stock at the time of the repurchase and was subsequently retired by us.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.0	64.2	64.2	64.0
Gross profit	35.0	35.8	35.8	36.0
Selling, general and administrative expenses	30.0	32.0	31.9	34.3
Income from operations	5.0	3.8	3.9	1.7
Profit from video game joint venture	0.5	0.9	0.8	1.3
Interest income	1.4	0.5	1.3	0.8
Interest expense	(1.2)	(1.1)	(1.2)	(1.2)
Income before provision for income taxes	5.7	4.1	4.8	2.6
Provision for income taxes	1.8	1.3	1.5	0.8
Net income	3.9%	2.8%	3.3%	1.8%

The following unaudited table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Net Sales
Traditional Toys	$113,475	$131,127	$224,199	$250,645
Craft/Activity/Writing Products	11,498	10,570	20,665	16,658
Pet Products	4,574	3,594	8,745	8,923
	129,547	145,291	253,609	276,226
Cost of Sales
Traditional Toys	73,103	83,456	143,423	158,982
Craft/Activity/Writing Products	7,701	6,640	13,544	11,324
Pet Products	3,448	3,137	5,839	6,421
	84,252	93,233	162,806	176,727
Gross Profit
Traditional Toys	40,372	47,671	80,776	91,663
Craft/Activity/Writing Products	3,797	3,930	7,121	5,334
Pet Products	1,126	457	2,906	2,502
	$45,295	$52,058	$90,803	$99,499

Comparison of the Three Months Ended June 30, 2008 and 2007

Net Sales

Traditional Toys.  Net sales of our Traditional Toys segment were $131.1 million in 2008, compared to $113.5 million in 2007, representing an increase of $17.6 million, or 15.5%.  The increase in net sales was primarily due to increases in sales of The Chronicles of Narnia: Prince Caspian™ action figures and accessories, JAKKS™ dolls, Neopets® toys, role-play and dress-up toys based on Disney characters Hannah Montana® and classic princesses, Eye Clops® Bionic Eye and Eye Clops® Night Vision, our G2 Game Girl™ electronics line of products, Hannah Montana and Camp Rock™ dolls and accessories, Puppy In My Pocket & Friends™ toys, and Nascar® toys, offset in part by decreases in sales of WWE®, Pokemon® and Dragonball Z® action figures and accessories, Plug It In & Play TV Games™, wheels products, Vmigo®, Doodle Bears®, Care Bears®, Cabbage Patch Kids®, Speedstacks®, The Cheetah Girls™ toys and Go Fly A Kite® and junior sports products.

Craft/Activity/Writing Products.  Net sales of our Craft/Activity/Writing Products were $10.6 million in 2008, compared to $11.5 million in 2007, representing a decrease of $0.9 million, or 7.8%.  The decrease in net sales was primarily due to decreases in sales of our Flying Colors® and Vivid Velvet® activities products and our Pentech™ and Color Workshop® writing instruments and related products, offset in part by an increase in sales of our Girl Gourmet™ activity toys and our Spinz™ writing instruments.

Pet Products.  Net Sales of our Pet Pal line of products were $3.6 million in 2008, compared to $4.6 million in 2007, representing a decrease of $1.0 million, or 21.7%.  The decrease is mainly attributable to the less available shelf space for pet products at some of our major customer retail stores.

Cost of Sales

Traditional Toys.  Cost of sales of our Traditional Toys segment was $83.5 million, or 63.6% of related net sales, in 2008, compared to $73.1 million, or 64.4% of related net sales, in 2007, representing an increase of $10.4 million, or 14.2%.  The increase primarily consisted of an increase in product costs of $6.5 million, which is in line with the higher volume of sales.  Product costs as a percentage of sales decreased primarily due to the mix of the product sold with lower product cost.  Furthermore, royalty expense for our Traditional Toys segment increased by $2.3 million and as a percentage of net sales, due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalty rates.    Our depreciation of molds and tools increased by $1.5 million due to the depreciation of new products being sold in this segment.

Craft/Activity/Writing Products.  Cost of sales of our Craft/Activity/Writing Products segment was $6.6 million, or 62.8% of related net sales, in 2008, compared to $7.7 million, or 67.0% of related net sales, in 2007, representing a decrease of $1.1 million, or 14.3%.  The decrease consisted of a decrease in product costs of $1.4 million, which is in line with the lower volume of sales.  Product costs as a percentage of net sales also decreased primarily due to the mix of the product sold and lower sales of closeout product.  Royalty expense increased by $0.3 million and as a percentage of net sales due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalty rates. Our depreciation of molds and tools remained comparable year over year.

Pet Products.  Cost of sales of our Pet Pal line of products was $3.1 million, or 87.3% of related net sales, in 2008, compared to $3.4 million, or 75.4% of related net sales, in 2007, representing a decrease of $0.3 million, or 8.8%.  The decrease primarily consisted of a decrease in product costs of $0.7 million, which is in line with the lower volume of sales.  Product costs as a percentage of net sales also decreased primarily due to the mix of the product sold.  Royalty expense increased by $0.4 million due to changes in the product mix.  Our depreciation of molds and tools was comparable year-over-year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $46.5 million in 2008 and $38.8 million in 2007, constituting 32.0% and 30.0% of net sales, respectively.  The overall increase of $7.7 million in such costs was primarily due to increases in general and administrative expenses ($2.5 million), product development ($2.6 million) and other selling expenses ($3.3 million), offset in part by decreases in amortization expense related to intangible assets other than goodwill ($1.7 million).  The increase in general and administrative expenses is primarily due to an increase in salary and payroll taxes ($1.1 million) to support our growing business, legal expense ($0.5 million), net of insurance reimbursements for legal expense of $2.9 million, and temporary help expense ($0.9 million). The increase in direct selling expenses is primarily due to an increase in advertising and promotional expenses of $0.5 million in 2008 in support of several of our product lines and other direct selling expenses ($3.1 million).  From time to time, we may increase or decrease our advertising efforts, if we deem it appropriate for particular products.

Profit from Video Game Joint Venture

Profit from our video game joint venture in 2008 increased to $1.3 million, as compared to $0.7 million in 2007, due to the strong performance of the new Smackdown vs. Raw 2008 game and sales of video games on the new WII game platform.  The amount of the preferred return we will receive from the joint venture after June 30, 2006 became subject to change (see “Risk Factors”, infra, and Note 4 of the Notes to Condensed Consolidated Financial Statements, supra).

 Interest Income

 Interest income in 2008 was $0.8 million, as compared to $1.8 million in 2007.  The decrease is due to lower interest rates during 2008 compared to 2007 and lower average cash balances.

 Interest Expense

 Interest expense was $1.6 million for both 2008 and 2007, which is primarily due to net interest of $0.4 million accrued pursuant to our January 1, 2007 adoption of the provisions of FIN 48 and interest expense of $1.1 million related to our convertible senior notes payable.

 Provision for Income Taxes

 Provision for income taxes includes federal, state and foreign income taxes at effective tax rates of 32.0% in 2007, and 30.7% in 2008, benefiting from a flat tax rate of 17.5% and 16.5% for 2007 and 2008, respectively, on the Company’s income arising in, or derived from, Hong Kong.  The decrease in the effective rate in 2008 is primarily due to a change in the federal tax code which reduced the amount of foreign income includible on the federal income tax return.  As of June 30, 2008, the Company had net deferred tax assets of approximately $7.5 million for which an allowance of $0.9 million has been provided since, in the opinion of management, realization of the future benefit is uncertain.

 Comparison of the Six Months Ended June 30, 2008 and 2007

Net Sales

Traditional Toys.  Net sales of our Traditional Toys segment were $250.6 million in 2008, compared to $224.2 million in 2007, representing an increase of $26.4 million, or 11.8%.  The increase in net sales was primarily due to increases in sales of Pokemon® and The Chronicles of Narnia: Prince Caspian™ action figures and accessories, JAKKS™ dolls, Neopets® toys, role-play and dress-up toys based on Disney characters Hannah Montana™ and classic princesses, Eye Clops® Bionic Eye and Eye Clops® Night Vision, our G2 Game Girl™ electronics line of products, Child Guidance® pre-school toys, Hannah Montana and Camp Rock™ dolls and accessories, Puppy In My Pocket & Friends™  toys and our Go Fly A Kite® products, offset in part by decreases in sales of WWE® and Dragonball Z® action figures and accessories, Plug It In & Play TV Games™, wheels products, Vmigo®, Sky Dancers®, Doodle Bears®, Care Bears®, Cabbage Patch Kids®, Speedstacks®, Snugglers™, and our junior sports products.

Craft/Activity/Writing Products.  Net sales of our Craft/Activity/Writing Products were $16.7 million in 2008, compared to $20.7 million in 2007, representing a decrease of $4.0 million, or 19.3%.  The decrease in net sales was primarily due to decreases in sales of our Flying Colors® and Vivid Velvet® activities products and our Pentech™ and Color Workshop® writing instruments and related products, offset in part by an increase in sales of our Girl Gourmet™ activity toys and our Spinz™ writing instruments.

Pet Products.  Net Sales of our Pet Pal line of products were $8.9 million in 2008, compared to $8.7 million in 2007, representing an increase of $0.2 million, or 2.3%.  Sales of pet products were led by our AKG licensed line of products.

Cost of Sales

Traditional Toys.  Cost of sales of our Traditional Toys segment was $159.0 million, or 63.4% of related net sales, in 2008, compared to $143.4 million, or 64.0% of related net sales, in 2007, representing an increase of $15.6 million, or 10.9%.  The increase primarily consisted of an increase in product costs of $10.6 million, which is in line with the higher volume of sales.  Product costs as a percentage of sales decreased primarily due to the mix of the product sold with lower product cost.  Furthermore, royalty expense for our Traditional Toys segment increased by $2.3 million and as a percentage of net sales due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalty rates.    Our depreciation of molds and tools increased by $2.5 million due to the depreciation of new products being sold in this segment.

Craft/Activity/Writing Products.  Cost of sales of our Craft/Activity/Writing Products segment was $11.3 million, or 68.0% of related net sales, in 2008, compared to $13.5 million, or 65.5% of related net sales, in 2007, representing a decrease of $2.2 million, or 16.3%.  The decrease consisted of a decrease in product costs of $2.2 million, which is in line with the lower volume of sales.  Product costs as a percentage of net sales increased primarily due to the mix of the product sold and sell-off of closeout product.  Royalty expense and our depreciation of molds and tools remained comparable year over year.

Pet Products.  Cost of sales of our Pet Pal line of products was $6.4 million, or 72.0% of related net sales, in 2008, compared to $5.8 million, or 66.8% of related net sales, in 2007, representing an increase of $0.6 million, or 10.3%.  The increase primarily consisted of an increase in product costs of $0.7 million, which is in line with the higher volume of sales.  Product costs as a percentage of net sales increased primarily due to the mix of the product sold and sell-off of closeout product.  Royalty expense remained comparable year-over-year. Additionally, our depreciation of molds and tools decreased by $0.1 million due to less new product requiring mold and tools.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $94.8 million in 2008 and $81.0 million in 2007, constituting 34.3% and 31.9.0% of net sales, respectively.  The overall increase of $13.8 million in such costs was primarily due to increases in general and administrative expenses ($7.7 million), product development ($4.6 million) and other selling expenses ($3.6 million), offset in part by decreases in amortization expense related to intangible assets other than goodwill ($3.3 million).  The increase in general and administrative expenses is primarily due to an increase in salary and payroll taxes ($2.5 million) to support our growing business, travel and entertainment expense ($0.9 million), legal expense ($2.8 million), net of insurance reimbursements for legal expense of $3.4 million, and temporary help expense ($1.7 million). The increase in direct selling expenses is primarily due to an increase in advertising and promotional expenses of $2.3 million in 2008 in support of several of our product lines and other direct selling expenses of $2.3 million, offset in part by decreases in sales commissions ($0.9 million).  From time to time, we may increase or decrease our advertising efforts, if we deem it appropriate for particular products.

Profit from Video Game Joint Venture

Profit from our video game joint venture in 2008 increased to $3.7 million, as compared to $2.2 million in 2007, due to the strong performance of the new Smackdown vs. Raw 2008 game and sales of video games on the new WII game platform.  The amount of the preferred return we will receive from the joint venture after June 30, 2006 became subject to change (see “Risk Factors”, infra, and Note 4 of the Notes to Condensed Consolidated Financial Statements, supra).

 Interest Income

 Interest income in 2008 was $2.1 million, as compared to $3.3 million in 2007.  The decrease is due to lower interest rates during 2008 compared to 2007 and lower average cash balances.

 Interest Expense

 Interest expense was $3.2 million for both 2008 and 2007, which is primarily due to net interest of $0.8 million accrued pursuant to our January 1, 2007 adoption of the provisions of FIN 48 and interest expense of $2.2 million related to our convertible senior notes payable.

 Provision for Income Taxes

 Provision for income taxes includes federal, state and foreign income taxes at effective tax rates of 32.0% in 2007, and 31.0% in 2008, benefiting from a flat tax rate of 17.5% and 16.5% for 2007 and 2008, respectively, on the Company’s income arising in, or derived from, Hong Kong.  The decrease in the effective rate in 2008 is primarily due to a change in the federal tax code which reduced the amount of foreign income includible on the federal income tax return.  As of June 30, 2008, the Company had net deferred tax assets of approximately $7.5 million for which an allowance of $0.9 million has been provided since, in the opinion of management, realization of the future benefit is uncertain.

Seasonality and Backlog

The retail toy industry is inherently seasonal. Generally, our sales have been highest during the third and fourth quarters, and collections for those sales have been highest during the succeeding fourth and first fiscal quarters. Sales of writing instrument products are likewise seasonal, with sales highest during the second and third quarters, as are our Go Fly a Kite®, Funnoodle® pool toys and junior sports products, which are largely sold in the first and second quarters. Our working capital needs have been highest during the third and fourth quarters.

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

Liquidity and Capital Resources

As of June 30, 2008, we had working capital of $331.2 million, compared to $356.7 million as of December 31, 2007. This decrease was primarily attributable to the repurchase of common stock.

Operating activities used net cash of $6.3 million in 2008, as compared to providing $16.2 million in 2007. Net cash was used primarily by changes in working capital, offset in part by net income and non-cash charges. Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 64 days as of June 30, 2008, slightly higher than the 62 days as of June 30, 2007. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of June 30, 2008, we had cash and cash equivalents of $177.2 million.

Our investing activities used net cash of $27.6 million in 2008, as compared to $21.5 million in 2007, consisting primarily of cash paid for the Creative Designs earn-out of $6.7 million, the Play Along earn-out of $6.7 million, the Pet Pal earn-out of $1.7 million and the purchase of office furniture and equipment and molds and tooling of $12.8 million used in the manufacture of our products and other assets. In 2007, our investing activities consisted primarily of cash paid for the Creative Designs earn-out of $6.9 million, the Play Along earn-out of $6.7 million and the purchase of office furniture and equipment and molds and tooling of $7.7 million used in the manufacture of our products and other assets. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 14% payable on net sales of such products. As of June 30, 2008, these agreements required future aggregate minimum guarantees of $35.4 million, exclusive of $34.3 million in advances already paid. Of this $35.4 million future minimum guarantee, $18.6 million is due over the next twelve months.

Our financing activities used net cash of $30.1 million in 2008, consisting of cash paid for the repurchase of our common stock and restricted shares, partially offset by proceeds from the exercise of stock options. In 2007, financing activities provided net cash of $1.7 million, consisting of proceeds from the exercise of stock options.

In February 2008, our Board of Directors authorized us to repurchase up to $30.0 million of our common stock. In April and May 2008, we repurchased a total of 1,259,300 shares of our common stock at an average price of $23.82 per share for a total cost of $30.0 million. The stock repurchased represents approximately 4.4% of our outstanding shares of common stock.

In June 2003, we sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023 and received net proceeds of approximately $94.4 million. The notes are convertible into shares of our common stock at an initial conversion price of $20.00 per share, or 50 shares per note, subject to certain circumstances. The notes may be converted in each quarter subsequent to any quarter in which the closing price of our common stock is at or above a prescribed price for at least 20 trading days in the last 30 trading day period of the quarter. The prescribed price for the conversion trigger is $24.00 through June 30, 2010, and increases nominally each quarter thereafter. Cash interest is payable at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year. After June 15, 2010, interest will accrue on the outstanding notes until maturity. At maturity, we will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance, unless redeemed or converted earlier. The notes were convertible as of June 30, 2008 and are not convertible during the third quarter of 2008.

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

Interest Rate Risk

In June 2003, we issued convertible senior notes payable of $98.0 million with a fixed interest rate of 4.625% per annum, which remain outstanding as of June 30, 2008. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

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

On November 30, 2007, the Court indicated that the WWE Action would be dismissed. On December 21, 2007 the Court dismissed the WWE Action with prejudice (the "December 2007 Order") based on (1) the failure to plead RICO injury; (2) the bar of the RICO statute of limitations; (3) the denial of WWE’s motion for reconsideration of the Sherman Act claim; and (4) the lack of subject matter jurisdiction with respect to the pendent state law claims. Thereafter, WWE filed an appeal to the Second Circuit Court of Appeals. We filed a motion for reconsideration of the part of the December 2007 Order that stated that the Release did not bar the WWE Action. That motion was fully briefed and submitted to the Court. We also filed a cross-appeal based on the Court's earlier order denying our request to dismiss based on the lack of a cognizable enterprise and based on the December 2007 Order's statement with respect to the Release. WWE moved to dismiss our cross-appeal. The appeal and cross-appeal and WWE’s related motion to dismiss the cross-appeal are in abeyance pending the determination of our motion for reconsideration. Recently, WWE filed a motion in the Second Circuit seeking an order allowing it to proceed with its appeal or, in the alternative, an order requiring the District Court to determine the reconsideration motion.

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

In March 2007, WWE filed a motion seeking leave to amend its complaint in the Connecticut Action to add the principal part of the state law claims present in the WWE Action to the Connecticut Action. That motion further sought, inter alia, to add our Company and Messrs. Friedman, Berman and Bennett (the “Individual Defendants”) as defendants in the Connecticut Action. The motion was argued on May 8, 2007 and was granted from the bench, subject to a decision that the schedule was suspended and no discovery matters would be addressed until pleading motions were resolved. In June 2007, our Company and the Individual Defendants moved for a stay of the Connecticut Action, inter alia , based on the pendency of the WWE Action. On July 30, 2007, in light of the pending motion to dismiss in the WWE Action, the Court ordered a 120-day stay of the Connecticut Action (the "Stay"). In November 2007 we moved for a continuation of the Stay. WWE served discovery and sought leave to file an amended complaint alleging the state law claims from the WWE Action. Thereafter we moved for a conference and a stay of discovery. A conference was held on January 14, 2008 at which WWE was allowed to amend its complaint to assert the state law claims set forth in the WWE Action and a briefing schedule was established with respect to a combined motion to strike and a motion for summary judgment (the "Dispositive Motion"). This motion was briefed and argument was held on May 19, 2008. WWE cross-moved for partial summary judgment striking our Release defense. Discovery is proceeding in this matter but we have filed a motion to stay discovery pending adjudication of the Dispositive Motion or for entry of a discovery management order deferring deposition discovery and any additional discovery until WWE complies with its outstanding discovery obligations and establishing a schedule for expedited resolution of discovery disputes. The Court also established a case management order, which provides for trial in or after May 2010. Recently, THQ filed a cross-complaint which asserts claims by THQ and Mr. Farrell for indemnification from Jakks in the event that WWE prevails on any of its claims against THQ and Farrell and also asserts claims by THQ that Jakks breached its fiduciary duties to THQ in connection with the videogame license between WWE and THQ/Jakks Pacific LLC and seeks equitable and legal relief, including substantial monetary and exemplary damages against Jakks in connection with this claim. Jakks intends to contest all of these claims vigorously.

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

 Our agreement with THQ provides for payment of a preferred return to us in connection with our joint venture. The preferred return is subject to change after June 30, 2006 and is to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. The parties have not reached an agreement with respect to the preferred return for the Next Distribution Period and the preferred return is to be determined through arbitration. On April 30, 2007, THQ filed an action in the Superior Court, Los Angeles County, to compel arbitration and to appoint an arbitrator pursuant to the relevant provisions of the agreement. An order was issued that identified five potential arbitrators. The parties did not agree on an arbitrator. JAKKS served notices of disqualification on four of the potential arbitrators; THQ objected; the Court struck the disqualification notices and appointed an arbitrator, who was then stricken by JAKKS. JAKKS appealed the Court’s order with respect to the disclosure and disqualification process and the appellate court took the appeal and stayed the proceedings. The Court rendered a decision on the matter on February 28, 2008 which affirmed the lower court's decision ruling that disclosure was not required until after the arbitrator was nominated to serve by the Court. The matter was remanded for further proceedings and the parties have agreed on an arbitrator subject to disclosure issues.

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

The joint venture agreement provides for us to have received guaranteed preferred returns through June 30, 2006 at varying rates of the joint venture’s net sales depending on the cumulative unit sales and platform of each particular game. The preferred return was subject to change after June 30, 2006 and was to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. Since the parties have not reached an agreement with respect to the preferred return for the Next Distribution Period, the preferred return for the Next Distribution Period is to be determined through arbitration.  The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned.  Based on the same rates as set forth under the original joint venture agreement, an estimated receivable of $39.3 million for the cumulative preferred return for the period from July 1, 2006 to June 30, 2008 has been accrued as of June 30, 2008, pending the resolution of this outstanding issue.

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

Our three largest customers accounted for 53.9% and 58.5% of our net sales for the six months ended June 30, 2008 and the year ended December 31, 2007, respectively. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory also could adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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

We sell products and operate facilities in numerous countries outside the United States. For the six months ended June 30, 2008 and the year ended December 31, 2007 sales to our international customers comprised approximately 20.3% and 14.7%, respectively, of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers located principally in China which are subject to the risks normally associated with international operations, including:

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

Goodwill is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill no longer be amortized but instead be periodically evaluated for impairment based on the fair value of the reporting unit. As of June 30, 2008, we have not had any impairment of goodwill, which is reviewed on a quarterly basis and formally evaluated on an annual basis.

At June 30, 2008, approximately $355.0 million, or 40.1%, of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a write-down of our goodwill. Reductions in our net income caused by the write-down of goodwill would adversely affect our results of operations.

Item 6. Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2.1	By-Laws of the Company(2)
3.2.2	Amendment to By-Laws of the Company(3)
4.1	Indenture, dated as of June 9, 2003, by and between the Registrant and Wells Fargo Bank, N.A.(4)
4.2	Form of 4.625% Convertible Senior Note(4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(5)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(5)
32.1	Section 1350 Certification of Chief Executive Officer(5)
32.2	Section 1350 Certification of Chief Financial Officer(5)

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003, and incorporated herein by reference.

(5)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: August 11, 2008	By:	/s/ JOEL M. BENNETT
Joel M. Bennett
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2.1	By-Laws of the Company(2)
3.2.2	Amendment to By-Laws of the Company(3)
4.1	Indenture, dated as of June 9, 2003, by and between the Registrant and Wells Fargo Bank, N.A.(4)
4.2	Form of 4.625% Convertible Senior Note(4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(5)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(5)
32.1	Section 1350 Certification of Chief Executive Officer(5)
32.2	Section 1350 Certification of Chief Financial Officer(5)

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003, and incorporated herein by reference.

(5)	Filed herewith.