Form 10-Q
period 2008-09-30
JAKKS PACIFIC INC
filed 2008-11-07
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐ No ☒

  The number of shares outstanding of the issuer’s common stock is 27,521,399 (as of November 6, 2008).

JAKKS PACIFIC, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
Quarter Ended September 30, 2008

ITEMS IN FORM 10-Q

		Page

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets - December 31, 2007 and September 30, 2008 (unaudited)	2
	Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2007 and 2008 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2008 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Submission of Matters to a Vote of Security Holders	None
Item 5.	Other Information	None
Item 6.	Exhibits	37

Signatures		38
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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2007	September 30, 2008
	(*)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$241,250	$192,607
Marketable securities	218	222
Accounts receivable, net of allowances for uncollectible accounts of $1,354 and $1,759, respectively	174,451	230,006
Inventory	75,486	110,829
Prepaid expenses and other current assets	21,733	33,482
Deferred income taxes	13,921	13,297
Total current assets	527,059	580,443
Property and equipment
Office furniture and equipment	9,961	10,953
Molds and tooling	44,333	59,293
Leasehold improvements	5,186	5,298
Total	59,480	75,544
Less accumulated depreciation and amortization	38,073	48,901
Property and equipment, net	21,407	26,643
Investment in video game joint venture	36,090	40,562
Goodwill, net	353,340	354,993
Trademarks, net	19,568	10,492
Intangibles and other, net	26,200	19,613
Total assets	$983,664	$1,032,746
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$52,287	$111,601
Accrued expenses	70,085	57,282
Reserve for sales returns and allowances	26,036	17,481
Income taxes payable	21,997	1,346
Total current liabilities	170,405	187,710
Deferred income taxes	6,536	6,416
Income tax payable	11,294	11,294
Other liabilities	6,432	2,052
Convertible senior notes	98,000	98,000
Total liabilities	292,667	305,472
Stockholders’ equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 28,275,116 and 27,508,505 shares issued and outstanding, respectively	28	28
Additional paid-in capital	312,127	290,010
Retained earnings	382,288	441,466
Accumulated comprehensive loss	(3,446)	(4,230)
Total stockholders’ equity	690,997	727,274
Total liabilities and stockholders’ equity	$983,664	$1,032,746
——————
(*)	Derived from audited financial statements

See notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2007	2008	2007	2008

Net sales	$318,391	$357,824	$572,000	$634,050
Cost of sales	194,341	228,759	357,147	405,486
Gross profit	124,050	129,065	214,853	228,564
Selling, general and administrative expenses	58,993	62,651	139,985	157,476
Write-down of intangible assets	—	9,076	—	9,076
Income from operations	65,057	57,338	74,868	62,012
Profit from video game joint venture	908	743	3,117	4,470
Interest Income	1,814	709	5,120	2,802
Interest Expense, net of benefit	(692)	2,013	(3,854)	(1,187)
Income before provision for income taxes	67,087	60,803	79,251	68,097
Provision for income taxes	19,979	6,658	23,661	8,919
Net income	$47,318	$54,145	$55,590	$59,178
Earnings per share – basic	$1.71	$2.01	$2.01	$2.15
Earnings per share – diluted	$1.45	$1.70	$1.75	$1.88

——————
See notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30, (Unaudited)
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55,590	$59,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,831	19,207
Share-based compensation expense	5,206	6,026
Loss on disposal of property and equipment	1,763	51
Write-down of intangible assets	—	9,076
Deferred income taxes	2,169	504
Change in operating assets and liabilities:
Accounts receivable	(55,940)	(55,555)
Inventory	(16,947)	(35,342)
Prepaid expenses and other current assets	(1,221)	(11,749)
Investment in video game joint venture	(3,631)	(4,801)
Accounts payable	25,422	59,314
Accrued expenses	12,628	1,530
Reserve for sales returns and allowances	(13,125)	(8,555)
Income taxes payable	(2,814)	(20,650)
Other liabilities	1,090	(4,380)
Total adjustments	(25,569)	(45,324)
Net cash provided by operating activities	30,021	13,854
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for net assets acquired, net of cash acquired	(15,605)	(15,193)
Purchase of property and equipment	(13,773)	(17,608)
Purchase of other assets	(222)	143
Net purchase of marketable securities	(6)	(5)
Net cash used by investing activities	(29,606)	(32,663)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from stock options exercised	1,685	960
Common stock repurchased	—	(30,002)
Net cash provided by (used in) financing activities	1,685	(29,042)
Effect of exchange rate changes on cash	—	(792)
Net increase (decrease) in cash and cash equivalents	2,100	(48,643)
Cash and cash equivalents, beginning of period	184,489	241,250
Cash and cash equivalents, end of period	$186,589	$192,607
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$23,592	$31,719
Interest	$2,266	$2,342

Non cash investing and financing activity:

In January, March and June 2007, two executive officers surrendered an aggregate of 191,281 shares of restricted stock at a value of $4.7 million to cover their income taxes due on the 2007 vesting of the restricted shares granted them in 2006. This restricted stock was subsequently retired by the Company.

In August 2007, certain employees surrendered an aggregate of 1,200 shares of restricted stock at a value of $19,992 to cover their income taxes due on the 2007 vesting of the restricted shares granted to them.

In January and March 2008, two executive officers surrendered an aggregate of 122,202 shares of restricted stock at a value of $3.0 million to cover their income taxes due on the 2008 vesting of the restricted shares granted to them in 2006, 2007 and 2008. This restricted stock was subsequently retired by the Company.

In July 2008, an employee surrendered 489 shares of restricted stock at a value of $10,484 to cover his income taxes due on the July 1, 2008 vesting of the restricted shares granted to him in 2008.

In August 2008, certain employees surrendered an aggregate of 2,299 shares of restricted stock at a value of $54,854 to cover their income taxes due on the 2008 vesting of the restricted shares granted to them in 2006.

See Notes 8 and 9 for additional supplemental information to the condensed consolidated statements of cash flows.

See notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2008

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

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers

The Company is a worldwide producer and marketer of children’s toys and other consumer products, principally engaged in the design, development, production, marketing and distribution of its diverse portfolio. The Company’s reportable segments are Traditional Toys, Craft/Activity/Writing Products, and Pet Products, each of which includes worldwide sales.

The Traditional Toys segment includes action figures, vehicles, playsets, plush products, dolls, accessories, pretend play products, electronic products, novelty toys, construction toys, compounds, infant and pre-school toys, water toys, kites, squirt guns, and related products.

Craft/Activity/Writing Products include pens, pencils, stationery products and drawing, crayons, markers, paints, and other do-it-yourself related products.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers - (continued)

Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts as of December 31, 2007 and September 30, 2008 and for the three and nine months ended September 30, 2007 and 2008 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Net Sales
Traditional Toys	$299,828	332,395	$524,027	$583,040
Craft/Activity/Writing Products	12,225	20,616	32,890	37,274
Pet Products	6,338	4,813	15,083	13,736
	$318,391	357,824	$572,000	$634,050

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Operating Income
Traditional Toys	$61,264	$53,264	$69,913	$57,472
Craft/Activity/Writing Products	2,498	3,303	3,319	3,667
Pet Products	1,295	771	1,636	873
	$65,057	$57,338	$74,868	$62,012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Depreciation and Amortization Expense
Traditional Toys	$6,459	$6,624	$18,830	$18,202
Craft/Activity/Writing Products	202	351	623	844
Pet Products	130	26	378	161
	$6,791	$7,001	$19,831	$19,207

	December 31,	September 30,
	2007	2008
Assets
Traditional Toys	$840,232	$874,976
Craft/Activity/Writing Products	115,893	132,448
Pet Products	27,539	25,322
	$983,664	$1,032,746

The following tables present information about the Company by geographic area as of December 31, 2007 and September 30, 2008 and for the three and nine months ended September 30, 2007 and 2008 (in thousands):

	December 31, 2007	September 30, 2008
Long-lived Assets
United States	$19,372	$25,343
Hong Kong	2,035	1,300
	$21,407	$26,643

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers - (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Net Sales by Geographic Area
United States	$262,002	$280,523	$476,492	$500,775
Europe	16,295	22,383	29,497	38,825
Canada	12,656	19,495	19,176	28,783
Hong Kong	15,727	15,835	24,543	32,435
Other	11,711	19,588	22,292	33,232
	$318,391	$357,824	$572,000	$634,050

Major Customers

Net sales to major customers for the three and nine months ended September 30, 2007 and 2008 were as follows (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2008		2007		2008
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales

Wal-Mart	$61,981	19.5%	$90,733	25.4%	$127,852	22.3%	$171,670	27.0%
Toys ‘R’ Us	58,762	18.5	50,612	14.1	87,016	15.2	72,933	11.5
Target	40,843	12.8	29,617	8.3	84,525	14.8	75,234	11.9
	$161,586	50.8%	$170,962	47.8%	$299,393	52.3%	$319,837	50.4%

No other customer accounted for more than 10% of the Company’s total net sales.

At December 31, 2007 and September 30, 2008, the Company’s three largest customers accounted for approximately 82.2% and 55.4%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and warehouse costs, is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	December 31, 2007	September 30, 2008

Raw materials	$1,694	$7,024
Finished goods	73,792	103,805
	$75,486	$110,829

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 — Revenue Recognition and Reserve for Sales Returns and Allowances

Revenue is recognized upon the shipment of goods to customers or their agents, depending on terms, provided that there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable, and collectability is reasonably assured and not contingent upon resale.

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

The Company’s reserve for sales returns and allowances amounted to $26.0 million as of December 31, 2007, compared to $17.5 million as of September 30, 2008. This decrease was due primarily to certain customers taking their year-end allowances related to 2007 and 2008 during 2008.

Note 5 — Convertible Senior Notes

In June 2003, the Company sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023 and received net proceeds of approximately $94.4 million. The notes are convertible into shares of the Company’s common stock at an initial conversion price of $20.00 per share, or 50 shares per note, subject to certain circumstances. The notes may be converted in each quarter subsequent to any quarter in which the closing price of the Company’s common stock is at or above a prescribed price for at least 20 trading days in the last 30 trading day period of the quarter. The prescribed price for the conversion trigger is $24.00 through June 30, 2010, and increases nominally each quarter thereafter. Cash interest is payable at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year. After June 15, 2010, interest will accrue on the outstanding notes until maturity. At maturity, the Company will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance, unless redeemed or converted earlier. The notes were not convertible as of September 30, 2008 and are convertible during the fourth quarter of 2008.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Income Taxes

Provision for income taxes includes Federal, state and foreign income taxes at effective tax rates of 29.9% and 13.1%, respectively for the nine months ended September 30, 2007 and 2008. The effective tax rate benefits from a tax rate of 17.5% and 16.5% for 2007 and 2008, respectively, on the Company’s income arising in, or derived from, Hong Kong. The decrease in the effective rate in 2008 is primarily due to the recognition of certain discrete income tax adjustments recognized in the quarter ended September 30, 2008 and a change in the federal tax code which reduced the amount of foreign income includible on the federal income tax return. These discrete adjustments included the reconciliation of the 2007 income tax provision to the actual income tax liability as reflected in the Company’s income tax return in the amount of $4.0 million, and the reduction in income tax expense due to the derecognition of a previously recorded potential income tax liability for uncertain tax positions that are no longer subject to audit due to the closure of the audit period in the amount of $9.3 million. Absent these discrete items, the effective tax rate would be 32.0% in 2007, and 32.6% in 2008. As of September 30, 2008, the Company had net deferred tax assets of approximately $6.9 million for which an allowance of $0.9 million has been provided since, in the opinion of management, realization of the future benefit is uncertain.

Current interest on income tax liabilities is recognized as interest expense and penalties on income tax liabilities are recognized as other expense in the consolidated statement of operations. During the nine months ended September 30, 2008, the Company reversed $1.4 million of net current year interest expense and reversed an additional $1.7 million of non-current interest liability, relating to uncertain tax positions in tax year 2004, which is no longer subject to audit by the Internal Revenue Service.

 Approximately $9.3 million of United States based unrecognized tax benefits were recognized in the quarter ended September 30, 2008. The tax years 2002 through 2007 are still subject to examination in Hong Kong. Tax years 2005 through 2007 are still subject to examination in the United States and tax years 2003 through 2007 are still subject to examination in California. The U.S. Internal Revenue Service has recently commenced an examination related to the 2005 U.S. federal income tax return. The ultimate resolution of the U.S. examination, including matters that may be resolved within the next twelve months, is not yet determinable.

Note 7 — Earnings Per Share

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2007			2008
	Income	Weighted Average Shares	Per-Share	Income	Weighted Average Shares	Per-Share

Earnings per share - basic
Income available to common stockholders	$47,318	27,733	$1.71	$54,145	26,981	$2.01
Effect of dilutive securities:
Convertible senior notes	737	4,900		737	4,900
Options and warrants	—	260		—	119
Unvested restricted stock grants	—	252		—	257
Earnings per share - diluted
Income available to common stockholders plus assumed exercises and conversion	$48,055	33,145	$1.45	$54,882	32,257	$1.70

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Earnings Per Share (continued)

	Nine Months Ended September 30,
	2007			2008
	Income	Weighted Average Shares	Per-Share	Income	Weighted Average Shares	Per-Share

Earnings per share - basic
Income available to common stockholders	$55,590	27,640	$2.01	$59,178	27,465	$2.15
Effect of dilutive securities:
Convertible senior notes	2,210	4,900		2,210	4,900
Options and warrants	—	344		—	161
Unvested restricted stock grants	—	199		—	202
Earnings per share - diluted
Income available to common stockholders plus assumed exercises and conversion	$57,800	33,083	$1.75	$61,388	32,728	$1.88

Basic earnings per share has been computed using the weighted average number of common shares outstanding. Diluted earnings per share has been computed using the weighted average number of common shares and common share equivalents outstanding (which consist of warrants, options and convertible debt to the extent they are dilutive). Potentially dilutive stock options of nil and 12,250 for the three months ended September 30, 2007 and 2008, respectively, were excluded from the computation of diluted earning per share as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and to have included them would have been anti-dilutive. Potentially dilutive stock options of 13 and 3,257 for the nine months ended September 30, 2007 and 2008, respectively, were excluded from the computation of diluted earning per share as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and to have included them would have been anti-dilutive.

  Note 8 — Common Stock and Preferred Stock

The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.

In January 2008, the Company issued an aggregate of 240,000 shares of restricted stock at an aggregate value of $5.7 million to two of its executive officers, which vest 50% in each of January 2009 and 2010 subject to acceleration based on the Company achieving certain financial performance criteria, and an aggregate of 25,340 shares of restricted stock to its five non-employee directors, which vest in January 2009, at an aggregate value of approximately $0.6 million. In February 2008, the Company issued an aggregate of 41,134 shares of restricted stock as 2007 bonus compensation to two of its executive officers, which vested immediately, at an aggregate value of approximately $1.0 million. In February 2008, the Company issued 3,593 shares of restricted stock as 2007 bonus compensation at a value of $0.1 million to an executive officer, which vests 50% on each of March 1, 2009 and 2010. During the six months ended June 30, 2008, the Company also issued 208,871 shares of common stock on the exercise of options at a value of $2.8 million, and 122,202 shares of restricted stock previously received by two executive officers were surrendered at a value of $3.0 million to cover their income taxes due on the 2008 vesting of the restricted shares granted to them in 2006, 2007 and 2008. This surrendered restricted stock was subsequently retired by the Company. In February 2008, the Company’s Board of Directors authorized it to repurchase up to $30.0 million of its common stock. In April and May 2008, the Company repurchased an aggregate of 1,259,300 shares of its common stock at an average price of $23.82 per share for a total cost of $30.0 million. The repurchased stock represented approximately 4.4% of the Company’s outstanding shares of common stock at the time of the repurchase and was subsequently retired by the Company. In July 2008, the Company issued 7,500 shares of restricted stock at a value of $0.2 million to an employee, which vests 15% on July 1, 2008, 15% on each of December 2008 and 2009, 25% on December 31, 2010, and 30% on December 2011. This employee surrendered 489 shares at a value of $10,484 to cover his income taxes due on the July 1, 2008 vested shares. In August 2008, certain employees surrendered an aggregate of 2,299 shares of restricted stock at a value of $54,854 to cover their income taxes due on the 2008 vesting of the restricted shares granted to them in 2006.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  Note 8 — Common Stock and Preferred Stock (continued)

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
$118,586

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Joint Venture

The Company owns a fifty percent interest in a joint venture with THQ Inc. (“THQ”) which develops, publishes and distributes interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture entered into a license agreement with an initial license period expiring December 31, 2009 and a renewal period at the option of the joint venture expiring December 31, 2014 under which it acquired the exclusive worldwide right to publish video games based on the WWE franchise on all hardware platforms. The Company’s investment is accounted for using the cost method due to the financial and operating structure of the venture and its lack of significant influence over the joint venture. The Company’s basis consists primarily of organizational costs, license costs and recoupable advances and is being amortized over the term of the initial license period. The joint venture agreement provides for the Company to receive guaranteed preferred returns through June 30, 2006 at varying rates of the joint venture’s net sales depending on the cumulative unit sales and platform of each particular game. The preferred return was subject to change after June 30, 2006 and was to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. The parties have not reached an agreement with respect to the preferred return for the Next Distribution Period and the preferred return for the Next Distribution Period is to be determined through arbitration.  The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned.  Based on the same rates as set forth under the original joint venture agreement, an estimated receivable of $40.1 million for the cumulative preferred return for the period from July 1, 2006 to September 30, 2008 has been accrued as of September 30, 2008, pending the resolution of this outstanding issue. As of December 31, 2007 and September 30, 2008, the balance of the investment in the video game joint venture includes the following components (in thousands):

	December 31,	September 30,
	2007	2008
Preferred return receivable	$35,338	$40,138
Investment costs, net	752	424
	$36,090	$40,562

The Company’s joint venture partner retains the financial risk of the joint venture and is responsible for the day-to-day operations, including development, sales and distribution, for which they are entitled to any remaining profits. During the three months ended September 30, 2007 and 2008, the Company earned a profit of $0.9 million and $0.7 million, respectively, from the joint venture. During the nine months ended September 30, 2007 and 2008, the Company earned a profit of $3.1 million and $4.5 million, respectively, from the joint venture.

Note 11 — Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 are as follows (in thousands):

	Traditional Toys	Craft/Activity/ Writing Products	Pet Products	Total
Balance at beginning of the period	$262,390	$82,826	$8,124	$353,340
Adjustments to goodwill during the period	(7)	—	1,660	1,653
Balance at end of the period	$262,383	$82,826	$9,784	$354,993

As of September 30, 2008, the Company had made an earn-out payment in the amount of $1.7 million related to its Pet Pal acquisition.

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

		December 31, 2007			September 30, 2008
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)

Amortized Intangible Assets:
Acquired order backlog	0.50	$1,298	$(1,298)	$—	$1,298	$(1,298)	$—
Licenses	4.77	58,699	(39,091)	19,608	58,699	(44,774)	13,925
Product lines	3.45	17,700	(17,700)	—	17,700	(17,700)	—
Customer relationships	6.23	3,646	(1,805)	1,841	3,646	(2,146)	1,500
Non-compete/Employment contracts	4.00	2,748	(2,348)	400	2,748	(2,628)	120
Debt offering costs	20.00	3,705	(847)	2,858	3,705	(986)	2,719
Total amortized intangible assets		87,796	(63,089)	24,707	87,796	(69,532)	18,264
Unamortized Intangible Assets:
Trademarks	indefinite	19,568	N/A	19,568	10,492	N/A	10,492
		$107,364	$(63,089)	$44,275	$98,288	$(69,532)	$28,756

During the third quarter of 2008, the Company decided to discontinue the use of the “Toymax” and “Trendmaster” tradenames on products and market these products under the JAKKS Pacific trademark. Consequently, the intangible assets associated with these tradenames were written off to Write-down of Intangible Assets, resulting in a charge of $3.5 million. Also, the Company adjusted the value of the Child Guidance trademark to reflect lower sales expectations for this tradename, resulting in a charge to Write-down of Intangible Assets of $5.6 million.

Amortization expense related to limited life intangible assets was $3.8 million and $2.1 million for the three months ended September 30, 2007 and 2008, respectively, and $11.4 million and $6.4 million for the nine months ended September 30, 2007 and 2008, respectively.

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

The following table summarizes the total share-based compensation expense and related tax benefits recognized for the three and nine months ended September 30, 2007 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

Stock option compensation expense	$241	$155	$753	$465
Tax benefit related to stock option compensation	$95	$50	$268	$157
Restricted stock compensation expense	$1,255	$1,860	$4,453	$5,561
Tax benefit related to restricted stock compensation	$487	$695	$1,509	$2,072

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Share-Based Payments (continued)

Stock option activity pursuant to the Plan for nine months ended September 30, 2008 is summarized as follows:

	Plan Stock Options (*)
	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2007	836,182	$17.27
Granted	—	$—
Exercised	(299,892)	$13.10
Cancelled	(25,150)	$21.37
Outstanding, September 30, 2008	511,140	$19.51

* The stock option activity excludes 100,000 of fully vested warrants issued during 2003 and which are outstanding as of September 30, 2008.

Restricted stock award activity pursuant to the Plan for nine months ended September 30, 2008 is summarized as follows:

	Restricted Stock Awards
	Number of Shares	Weighted Average Exercise Price

Outstanding, December 31, 2007	536,340	$20.89
Awarded	337,567	$23.71
Released	(362,674)	$21.84
Forfeited	(28,925)	$21.46
Outstanding, September 30, 2008	482,308	$22.12

Note 14 — Comprehensive Income

The table below presents the components of the Company’s comprehensive income for the three and nine months ended September 30, 2007 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

Net income	$47,318	$54,145	$55,590	$59,178
Other comprehensive income (loss):
Foreign currency translation adjustment	(13)	(804)	(24)	(784)
Comprehensive income	$47,305	$53,341	$55,566	$58,394

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

Note 16 — Litigation

In October 2004, the Company was named as a defendant in a lawsuit commenced by World Wrestling Entertainment, Inc. (“WWE”) (the “WWE Action”). The complaint also named as defendants, among others, the joint venture with THQ Inc., certain of the Company’s foreign subsidiaries and the Company’s three executive officers. The Complaint was amended, the antitrust claims were dismissed and, on grounds not previously considered by the Court, a motion to dismiss the RICO claim, the only remaining basis for jurisdiction, was argued and submitted in September 2006.  Discovery remained stayed. In December 2007 the Court dismissed the WWE Action and WWE appealed. The Company sought reconsideration of and filed a cross-appeal with respect to certain parts of the Court’s Orders. The appeal and cross-appeal were in abeyance pending the determination of the reconsideration motion. The reconsideration motion was granted in September 2008 and the Court held that the issue of the applicability of a January 2004 release executed by WWE in favor of the Company would not be determined in connection with the motion to dismiss. The cross-appeal was withdrawn without prejudice and the briefing of the appeal is scheduled to be completed in January 2009. In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York, alleging damages associated with the facts alleged in the WWE Action (the “Class Action”). A motion to dismiss was filed, was fully briefed and argument occurred on November 30, 2006. The motion was granted without prejudice to seeking leave to amend; such leave was granted to plaintiffs, an amended complaint was filed and briefing has been completed with respect to a motion to dismiss, which was scheduled for argument in October 2008. That date has been adjourned by the Court. Three shareholder derivative actions have also been filed against the Company, nominally, and against certain of the Company’s Board members (the “Derivative Actions”). The Derivative Actions seek to hold the individual defendants liable for damages allegedly caused to the Company by their actions, and, in one of the Derivative Actions, seeks restitution to the Company of profits, benefits and other compensation obtained by them. These actions are currently stayed or the time to answer has been extended.

 The Company received notice from WWE alleging breaches of the video game license in connection with sales of WWE video games in Japan and other countries in Asia. The joint venture responded that WWE acquiesced in the arrangements, and separately released any claim against the joint venture in connection therewith and accordingly there is no breach of the joint venture’s video game license.  While the joint venture does not believe that WWE has a valid claim, it tendered a protective “cure” of the alleged breaches with a full reservation of rights. WWE “rejected” that cure and reserved its rights.  On October 12, 2006, WWE commenced a lawsuit in Connecticut state court against THQ and the joint venture, involving the claim set forth above concerning allegedly improper sales of WWE video games in Japan and other countries in Asia (the “JV Action”).  The lawsuit seeks, among other things, a declaration that WWE is entitled to terminate the video game license and monetary damages.  A motion to strike one claim was argued on March 12, 2007 and submitted to the Court.   Thereafter, WWE amended the complaint to import state law claims from the WWE Action. A motion to strike and for summary judgment (the “Dispositive Motion”) was briefed and argument took place on May 19, 2008. The Judge ordered the parties to file supplemental briefing on May 23, 2008, upon which filing the motion was submitted to the Court for decision. WWE filed a cross-motion for partial summary judgment with respect to the Company’s Release defense. At the end of August, the Court granted the Dispositive Motion. WWE has moved to reargue that decision and that motion is currently being briefed. THQ filed a cross-complaint which asserts claims by THQ and Mr. Farrell for indemnification from the Company in the event that WWE prevails on any of its claims against THQ and Farrell and also asserts claims by THQ that the Company breached its fiduciary duties to THQ in connection with the videogame license between WWE and THQ/JAKKS Pacific LLC and seeks equitable and legal relief, including substantial monetary and exemplary damages against the Company in connection with this claim. The Company has requested that the THQ claims be revised and the response to that request is due in November 2008. Discovery is currently proceeding in this matter. The Company intends to contest all of these claims vigorously.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16 — Litigation (continued)

In connection with the joint venture with THQ (see Note 10), the Company receives its profit through a preferred return based on net sales of the joint venture, which was to be reset as of July 1, 2006 for the period through December 31, 2009 (the “Next Distribution Period”). The agreement with THQ provides for the parties to agree on the reset of the preferred return or, if no agreement is reached, for arbitration of the issue. No agreement has been reached and the preferred return for the Next Distribution Period is to be determined through arbitration.  The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned.  Based on the same rates as set forth under the original joint venture agreement, an estimated receivable of $40.1 million for the cumulative preferred return for the period from July 1, 2006 to September 30, 2008 has been accrued as of September 30, 2008 pending the resolution of this outstanding issue.

In connection with our opposition to an application by Jax, Ltd. for registration of the trademark JAX with respect to "board games" in class 28 with the United States Patent and Trademark Office ("PTO"), Jax, Ltd. was granted leave to assert a counterclaim seeking cancellation of the Company's registration for the mark JAKKS PACIFIC in class 28 for "toys, namely, male action figures, radio controlled vehicles, fashion dolls and mini dolls" on the grounds that it was improperly obtained.  The Company believes that the counterclaim is without merit and intends to contest it vigorously.

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

Note 17 — Subsequent Events

On October 7, 2008, the Company purchased the assets and assumed certain liabilities of Tollytots Limited, a Hong Kong Corporation (“Tollytots”), for a total initial cash consideration of $10.0 million. In addition, the Company agreed to pay an earn-out of up to an aggregate of $5.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria. Tollytots is a leading designer and producer of licensed baby dolls and baby doll pretend play accessories based on well-known brands.

On October 8, 2008, the Company purchased the common stock of Kids Only, Inc., a Massachusetts corporation, and Kids Only Limited, a Hong Kong corporation, (collectively “Kids Only”) for a total initial cash consideration of $16.9 million. In addition, the Company agreed to pay an earn-out of up to an aggregate of $5.6 million in cash over the three years commencing October 1, 2008 based on the achievement of certain financial performance criteria. Kids Only is a leader in licensed indoor and outdoor kids’ furniture, and has an extensive portfolio which also includes baby dolls and accessories, room décor and a myriad of other children’s toy products.

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

Allowance for Doubtful Accounts.  Our allowance for doubtful accounts is based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging, customer disputes and the collectability of specific customer accounts. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than our historical experience, our estimates of the recoverability of amounts due to us could be overstated, which could have an adverse impact on our operating results. The allowance for doubtful accounts is also affected by the time at which uncollectible accounts receivable balances are actually written off.

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

Revenue Recognition. Our revenue recognition policy is to recognize revenue when persuasive evidence of an arrangement exists, title transfer has occurred (product shipment), the price is fixed or readily determinable, and collectability is probable. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition.” Sales are recorded net of sales returns and discounts, which are estimated at the time of shipment based upon historical data. JAKKS routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Accruals for these programs are recorded as sales adjustments that reduce gross revenue in the period the related revenue is recognized. Accruals for these programs are recorded as sales adjustments that reduce gross revenue in the period the related revenue is recognized.

Goodwill and other indefinite-lived intangible assets.    In accordance with Statement of Financial Accounting Standards 142 (“FAS 142”), Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment at least annually at the reporting unit level.

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

FAS 142 requires that goodwill be allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment, for purposes of evaluating whether goodwill is impaired. For 2007, JAKKS' reporting units are: Traditional Toys, Craft and Writing, and Pet products. Goodwill is allocated within JAKKS' reporting units based on an allocation of brand-specific goodwill to the reporting units selling those brands. As of October 1, 2007, JAKKS performed the annual impairment test required by FAS 142 and determined that its goodwill was not impaired. There were no events or circumstances that indicated the impairment test should be performed again at September 30, 2008.

During the third quarter of 2008, we decided to discontinue the use of the “Toymax” and “Trendmaster” tradenames on products and market these products under the JAKKS Pacific trademark . Consequently, the intangible assets associated with these tradenames were written off to Write-down of Intangible Assets, resulting in a charge of $3.5 million. Also, we adjusted the value of the Child Guidance trademark to reflect lower sales expectations for this tradename, resulting in a charge to Write-down of Intangible Assets of $5.6 million.

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

Goodwill and intangible assets amounted to $383.7 million as of September 30, 2008.

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

Income Allocation for Income Taxes.   Our quarterly income tax provision and related income tax assets and liabilities are based on forecasted income as allocated to the various tax jurisdictions based upon our transfer pricing study, US and foreign statutory income tax rates, and tax regulations and planning opportunities in the various jurisdictions in which the Company operates.  Significant judgment is required in interpreting tax regulations in the US and foreign jurisdictions, and in evaluating worldwide uncertain tax positions.  Actual results could differ materially from those judgments, and changes from such judgments could materially affect our consolidated financial statements.

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

As of January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes , which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  As of the date of adoption, tax benefits that are subject to challenge by tax authorities are analyzed and accounted for in the income tax provision.  The cumulative effect of the potential liability for unrecognized tax benefits prior to the adoption of FIN 48, along with the associated interest and penalties, are recognized as a reduction in the January 1, 2007 balance of retained earnings.

 We accrue a tax reserve for additional income taxes and interest, which may become payable in future years as a result of audit adjustments by tax authorities.  The reserve is based on management’s assessment of all relevant information, and is periodically reviewed and adjusted as circumstances warrant.  As of September 30, 2008, our income tax reserves are approximately $10.4 million and relate to the potential income tax audit adjustments, primarily in the areas of income allocation and transfer pricing.

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

  Share-Based Compensation. We grant restricted stock and options to purchase our common stock to our employees (including officers) and non-employee directors under our 2002 Stock Award and Incentive Plan (the “Plan”), which incorporated the shares remaining under our Third Amended and Restated 1995 Stock Option Plan. The benefits provided under the Plan are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (Revised) (FAS 123R), Share-Based Payment . Effective January 1, 2006, we began to use the fair value method to apply the provisions of FAS 123R. We estimate the value of share-based awards on the date of grant using the Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, cancellations, terminations, risk-free interest rates and expected dividends.

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

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.0	64.0	62.4	64.0
Gross profit	39.0	36.0	37.6	36.0
Selling, general and administrative expenses	18.6	17.5	24.5	24.8
Write-down of intangible assets	—	2.5	—	1.4
Income from operations	20.4	16.0	13.1	9.8
Profit from video game joint venture	0.3	0.2	0.5	0.7
Interest income	0.6	0.2	0.9	0.4
Interest expense, net of benefit	(0.2)	0.6	(0.7)	(0.2)
Income before provision for income taxes	21.1	17.0	13.8	10.7
Provision for income taxes	6.2	1.9	4.1	1.4
Net income	14.9%	15.1%	9.7%	9.3%

The following unaudited table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

Net Sales
Traditional Toys	$299,828	$332,395	$524,027	$583,040
Craft/Activity/Writing Products	12,225	20,616	32,890	37,274
Pet Products	6,338	4,813	15,083	13,736
	318,391	357,824	572,000	634,050
Cost of Sales
Traditional Toys	182,784	215,854	326,206	374,836
Craft/Activity/Writing Products	7,570	8,939	21,114	20,262
Pet Products	3,987	3,966	9,827	10,388
	194,341	228,759	357,147	405,486
Gross Profit
Traditional Toys	117,044	116,541	197,821	208,204
Craft/Activity/Writing Products	4,655	11,677	11,776	17,012
Pet Products	2,351	847	5,256	3,348
	$124,050	$129,065	$214,853	$228,564

Comparison of the Three Months Ended September 30, 2008 and 2007

Net Sales

Traditional Toys.  Net sales of our Traditional Toys segment were $332.4 million in 2008, compared to $299.8 million in 2007, representing an increase of $32.6 million, or 10.9%.  The increase in net sales was primarily due to strong sales of JAKKS™ dolls based on Hannah Montana®, Camp Rock™ ,Puppy In My Pocket & Friends™ and Cabbage Patch Kids®, electronics based on JAKKS’ Eye Clops®, G2 Game Girl™ and UltiMotion™ brands, role-play and dress-up toys, including those based on Disney characters Hannah Montana® and classic princesses, and other products including Neopets® plush, offset in part by decreases in sales of some products, including WWE® and Pokemon® action figures and accessories, and other JAKKS products, including Plug It In & Play TV Games™, Vmigo®, Bio-Bytes™, Fly Wheels® XPV® products, Doodle Bears®, Care Bears®, Speedstacks®, The Cheetah Girls™ toys and junior sports products.

Craft/Activity/Writing Products.  Net sales of our Craft/Activity/Writing Products were $20.6 million in 2008, compared to $12.2 million in 2007, representing an increase of $8.4 million, or 68.9%.  The increase in net sales was primarily due to increases in sales of our Girl Gourmet™ and Spa Factory™ activity toys, offset in part by decreases in sales of some Flying Colors® and Vivid Velvet® activities products, and our Pentech™ and Color Workshop® writing instruments and related products.

Pet Products.  Net Sales of our Pet Pal line of products were $4.8 million in 2008, compared to $6.3 million in 2007, representing a decrease of $1.5 million, or 23.8%.  The decrease is mainly attributable to the less available shelf space for pet products at some of our major customer retail stores, and lower sales of consumable pet products.

Cost of Sales

Traditional Toys.  Cost of sales of our Traditional Toys segment was $215.9 million, or 64.9% of related net sales, in 2008, compared to $182.8 million, or 61.0% of related net sales, in 2007, representing an increase of $33.1 million, or 18.1%.  The increase primarily consisted of an increase in product costs of $22.0 million, which is in line with the higher volume of sales.  Product costs as a percentage of sales increased primarily due to the mix of the product sold with higher product cost.  Furthermore, royalty expense for our Traditional Toys segment increased by $9.1 million and as a percentage of net sales, due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalty rates. Additionally, certain royalty advances and guarantees were written off for licensed product whose sell-off period had expired of that is projected to not recoup through future sales or meet its contractual minimum guaranty.    Our depreciation of molds and tools increased by $1.9 million due to the depreciation of new products being sold in this segment.

Craft/Activity/Writing Products.  Cost of sales of our Craft/Activity/Writing Products segment was $8.9 million, or 43.4% of related net sales, in 2008, compared to $7.6 million, or 61.9% of related net sales, in 2007, representing a decrease of $1.3 million, or 17.1%.  The increase consisted of an increase in product costs of $2.8 million, which is in line with the higher volume of sales.  Product costs as a percentage of net sales also decreased primarily due to the mix of the product sold and lower sales of closeout product.  Royalty expense decreased by $1.6 million and as a percentage of net sales due to the reversal of certain re-negotiated royalty advances previously written off. Our depreciation of molds and tools remained comparable year over year.

Pet Products.  Cost of sales of our Pet Pal line of products was $4.0 million, or 82.4% of related net sales, in 2008, compared to $4.0 million, or 62.9% of related net sales, in 2007, which is comparable year-over-year.   Product costs as a percentage of net sales also increased primarily due to the mix of the product sold and sell-off of closeout product.  Royalty expense was also comparable year-over-year, but increase as a percentage of sales mainly due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalty rates.  Our depreciation of molds and tools was comparable year-over-year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $62.7 million in 2008 and $59.0 million in 2007, constituting 17.5% and 18.6% of net sales, respectively.  The overall increase of $3.7 million in such costs was primarily due to increases product development ($3.2 million), share-based compensation expense ($0.5 million) and other selling expenses ($1.3 million), offset in part by decreases in amortization expense related to intangible assets other than goodwill ($1.7 million).   The increase in direct selling expenses is primarily due to an increase in advertising and promotional expenses of $0.7 million in 2008 in support of several of our product lines and other direct selling expenses ($0.6 million) to support the increase in domestic sales.  From time to time, we may increase or decrease our advertising efforts, if we deem it appropriate for particular products. General and administrative expenses remained comparable year-over-year with increases in legal expense ($1.8 million), net of insurance reimbursements, and bad debt expense ($0.7 million) due refunds in 2007 of customer bankruptcies that had been previously written off, offset in part by the reversal of FIN 48 penalty reserves ($1.4 million) related to income taxes and bonus expense ($0.9 million) based on our 2008 bonus that is weighted more towards the last quarter of 2008 compared to 2007.

Write-down of Intangible Assets

Write-down of intangible assets was $9.1 million in 2008, as compared to nil in 2007. We decided to discontinue the use of the “Toymax” and “Trendmaster” tradenames on products and market these products under the JAKKS Pacific trademark. Consequently, the intangible assets associated with these tradenames were written off to Write-down of Intangible Assets, resulting in a charge of $3.5 million. Also, we adjusted the value of the Child Guidance trademark to reflect lower sales expectations for this tradename, resulting in a charge to Write-down of Intangible Assets of $5.6 million.

Profit from Video Game Joint Venture

Profit from our video game joint venture in 2008 decreased to $0.7 million, as compared to $0.9 million in 2007, due to lower sales of existing titles.  The amount of the preferred return we will receive from the joint venture after June 30, 2006 became subject to change (see “Risk Factors”, infra, and Note 4 of the Notes to Condensed Consolidated Financial Statements, supra).

  Interest Income

 Interest income in 2008 was $0.7 million, as compared to $1.8 million in 2007.  The decrease is due to lower interest rates during 2008 compared to 2007 and lower average cash balances.

  Interest Expense

 Net interest benefit was $2.0 million in 2008 compared to a net expense of $0.7 million in 2007. In 2008, we booked a net benefit of $3.1 million related to FIN 48 pursuant to our January 1, 2007 adoption of the provisions of FIN 48, offset in part by interest expense of $1.1 million related to our convertible senior notes payable. In 2007, we booked a net benefit of $0.4 million related to FIN 48 pursuant to our January 1, 2007 adoption of the provisions of FIN 48 and interest expense of $1.1 million related to our convertible senior notes payable.

Provision for Income Taxes

 Provision for income taxes includes federal, state and foreign income taxes at effective tax rates of 29.5% in 2007, and 11.0% in 2008, benefiting from a flat tax rate of 17.5% and 16.5% for 2007 and 2008, respectively, on the Company’s income arising in, or derived from, Hong Kong.    The decrease in the effective rate in 2008 is primarily due to the recognition of certain discrete income tax adjustments recognized in the quarter ended September 30, 2008 and a change in the federal tax code which reduced the amount of foreign income includible on the federal income tax return. These discrete adjustments included the reconciliation of the 2007 income tax provision to the actual income tax liability as reflected in the Company’s income tax return in the amount of $4.0 million, and the reduction in income tax expense due to the recognition of a previously recorded potential income tax liability for uncertain tax positions that are no longer subject to audit due to the closure of the audit period in the amount of $9.3 million. As of September 30, 2008, the Company had net deferred tax assets of approximately $6.9 million for which an allowance of $0.9 million has been provided since, in the opinion of management, realization of the future benefit is uncertain.

  Comparison of the Nine Months Ended September 30, 2008 and 2007

Net Sales

Traditional Toys.  Net sales of our Traditional Toys segment were $583.0 million in 2008, compared to $524.0.0 million in 2007, representing an increase of $59.0 million, or 11.3%.  The increase in net sales was primarily due to strong sales of JAKKS™ dolls based on Hannah Montana, Camp Rock™ ,Puppy In My Pocket & Friends™ and Cabbage Patch Kids®, electronics based on JAKKS’ Eye Clops®, G2 Game Girl™ and UltiMotion™ brands, role-play and dress-up toys, including those based on Disney characters Hannah Montana® and classic princesses, and other products including Neopets® plush, offset in part by decreases in sales of some products, including WWE® and Pokemon® action figures and accessories, and other JAKKS products, including Plug It In & Play TV Games™, Vmigo®, Bio-Bytes™, Fly Wheels® XPV products®, Doodle Bears®, Care Bears®, Speedstacks®, The Cheetah Girls™ toys and junior sports products.

Craft/Activity/Writing Products.  Net sales of our Craft/Activity/Writing Products were $37.3 million in 2008, compared to $32.9 million in 2007, representing an increase of $4.4 million, or 13.4%.  The increase in net sales was primarily due to increases in sales of our Girl Gourmet™ and Spa Factory™ activity toys and our Spinz™ writing instruments, offset in part by decreases in sales of our Flying Colors® and Vivid Velvet® activities products and our Pentech™ and Color Workshop® writing instruments and related products.

Pet Products.  Net Sales of our Pet Products were $13.7 million in 2008, compared to $15.1 million in 2007, representing a decrease of $1.4 million, or 9.3%.  The decrease is mainly attributable to the less available shelf space for pet products at some of our major customer retail stores, and lower sales of consumable pet products. Sales of pet products were led by our AKG licensed line of products.

Cost of Sales

Traditional Toys.  Cost of sales of our Traditional Toys segment was $374.8 million, or 64.3% of related net sales, in 2008, compared to $326.2 million, or 62.2% of related net sales, in 2007, representing an increase of $48.6 million, or 14.9%.  The increase primarily consisted of an increase in product costs of $32.7 million, which is in line with the higher volume of sales.  Product costs as a percentage of sales increased slightly primarily due to the mix of the product sold with lower product cost.  Furthermore, royalty expense for our Traditional Toys segment increased by $11.5 million and as a percentage of net sales due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalty rates.    Additionally, certain royalty advances and guarantees were written off for licensed product whose sell-off period had expired of that is projected to not recoup through future sales or meet its contractual minimum guaranty. Our depreciation of molds and tools increased by $4.5 million due to the depreciation of new products being sold in this segment.

Craft/Activity/Writing Products.  Cost of sales of our Craft/Activity/Writing Products segment was $20.3 million, or 54.4% of related net sales, in 2008, compared to $21.1 million, or 64.2% of related net sales, in 2007, representing a decrease of $0.8 million, or 3.8%.  Product costs increased by $0.6 million, which is in line with the lower volume of sales.  Product costs as a percentage of net sales decreased primarily due to the mix of the product sold and lower sales of closeout product.  Royalty expense decreased by $1.7 million and as a percentage of net sales due to the reversal of certain re-negotiated royalty advances previously written off. Our depreciation of molds and tools increased by $0.2 million due to the depreciation of new products being sold in this segment.

Pet Products.  Cost of sales of our Pet Pal line of products was $10.4 million, or 75.6% of related net sales, in 2008, compared to $9.8 million, or 65.2% of related net sales, in 2007, representing an increase of $0.6 million, or 6.1%.   Product costs as a percentage of net sales increased primarily due to the mix of the product sold and sell-off of closeout product.  Royalty expense remained comparable year-over-year. Additionally, our depreciation of molds and tools decreased by $0.2 million due to less new product requiring mold and tools.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $157.5 million in 2008 and $140.0 million in 2007, constituting 24.8% and 24.5% of net sales, respectively.  The overall increase of $17.5 million in such costs was primarily due to increases in general and administrative expenses ($7.7 million), product development ($7.8 million), share-based compensation expense ($0.8 million) and other selling expenses ($4.9million), offset in part by decreases in amortization expense related to intangible assets other than goodwill ($5.0 million).  The increase in general and administrative expenses is primarily due to increases in salary and payroll taxes ($2.4 million) to support our growing business, travel and entertainment expense ($1.0 million), legal expense ($4.6 million), net of insurance reimbursements, charitable donations ($0.7 million), bad debt expense ($1.2 million) due refunds in 2007 of customer bankruptcies that had been previously written off and rent expense ($0.8 million), offset in part by offset in part by the reversal of FIN 48 penalty reserves ($1.4 million) related to income taxes and bonus expense ($1.9 million) based on our 2008 bonus that is weighted more towards the last quarter of 2008 compared to 2007. The increase in direct selling expenses is primarily due to an increase in advertising and promotional expenses of $3.0 million in 2008 in support of several of our product lines and other direct selling expenses of $2.9 million to support the increase in domestic sales, offset in part by decreases in sales commissions ($1.0 million).  From time to time, we may increase or decrease our advertising efforts, if we deem it appropriate for particular products.

 Write-down of Intangible Assets

Write-down of intangible assets was $9.1 million in 2008, as compared to nil in 2007. We decided to discontinue the use of the “Toymax” and “Trendmaster” tradenames on products and market these products under the JAKKS Pacific trademark. Consequently, the intangible assets associated with these tradenames were written off to Write-down of Intangible Assets, resulting in a charge of $3.5 million. Also, we adjusted the value of the Child Guidance trademark to reflect lower sales expectations for this tradename, resulting in a charge to Write-down of Intangible Assets of $5.6 million.

Profit from Video Game Joint Venture

Profit from our video game joint venture in 2008 increased to $4.5 million, as compared to $3.1 million in 2007, due to the strong performance of the new Smackdown vs. Raw 2008 game and sales of video games on the new WII game platform.  The amount of the preferred return we will receive from the joint venture after June 30, 2006 became subject to change (see “Risk Factors”, infra, and Note 4 of the Notes to Condensed Consolidated Financial Statements, supra).

  Interest Income

 Interest income in 2008 was $2.8 million, as compared to $5.1 million in 2007.  The decrease is due to lower interest rates during 2008 compared to 2007 and lower average cash balances.

  Interest Expense

 Interest expense was $1.2 million in 2008, as compared to $3.9 million in 2007. In 2008, we booked interest expense of $3.3 million related to our convertible senior notes payable, off set in part by a net benefit of $2.3 million related to FIN 48 pursuant to our January 1, 2007 adoption of the provisions of FIN 48. In 2008, we booked interest expense of $3.3 million related to our convertible senior notes payable and net interest expense $0.5 million related to FIN 48 pursuant to our January 1, 2007 adoption of the provisions of FIN 48.

   Provision for Income Taxes

 Provision for income taxes includes federal, state and foreign income taxes at effective tax rates of 29.9% in 2007, and 13.1% in 2008, benefiting from a flat tax rate of 17.5% and 16.5% for 2007 and 2008, respectively, on the Company’s income arising in, or derived from, Hong Kong.  The decrease in the effective rate in 2008 is primarily due to the recognition of certain discrete income tax adjustments recognized in the quarter ended September 30, 2008 and a change in the federal tax code which reduced the amount of foreign income includible on the federal income tax return. These discrete adjustments included the reconciliation of the 2007 income tax provision to the actual income tax liability as reflected in the Company’s income tax return in the amount of $4.0 million, and the reduction in income tax expense due to the recognition of a previously recorded potential income tax liability for uncertain tax positions that are no longer subject to audit due to the closure of the audit period in the amount of $9.3 million.   As of September 30, 2008, the Company had net deferred tax assets of approximately $6.9 million for which an allowance of $0.9 million has been provided since, in the opinion of management, realization of the future benefit is uncertain.

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

Liquidity and Capital Resources

As of September 30, 2008, we had working capital of $392.7 million, compared to $356.7 million as of December 31, 2007. This increase was primarily attributable to our operating activities, offset in part by the repurchase of common stock.

Operating activities provided net cash of $13.9 million in 2008, as compared to $30.0 million in 2007. Net cash was provided primarily by net income and non-cash charges, offset in part by changes in working capital. Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 58 days as of September 30, 2008, which is comparable to 59 days as of September 30, 2007. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of September 30, 2008, we had cash and cash equivalents of $192.6 million.

Our investing activities used net cash of $32.7 million in 2008, as compared to $29.6 million in 2007, consisting primarily of cash paid for the Creative Designs earn-out of $6.7 million, the Play Along earn-out of $6.7 million, the Pet Pal earn-out of $1.7 million and the purchase of office furniture and equipment and molds and tooling of $17.6 million used in the manufacture of our products and other assets. In 2007, our investing activities consisted primarily of cash paid for the Creative Designs earn-out of $6.9 million, the Play Along earn-out of $6.7 million and the purchase of office furniture and equipment and molds and tooling of $13.9 million used in the manufacture of our products and other assets. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 14% payable on net sales of such products. As of September 30, 2008, these agreements required future aggregate minimum guarantees of $32.9 million, exclusive of $36.6 million in advances already paid. Of this $32.9 million future minimum guarantee, $18.2 million is due over the next twelve months.

Our financing activities used net cash of $29.0 million in 2008, consisting of cash paid for the repurchase of our common stock and restricted shares, partially offset by proceeds from the exercise of stock options. In 2007, financing activities provided net cash of $1.7 million, consisting of proceeds from the exercise of stock options.

On October 7, 2008, we purchased the assets and assumed certain liabilities of Tollytots Limited, a Hong Kong Corporation (“Tollytots”), for a total initial cash consideration of $10.0 million. In addition, we agreed to pay an earn-out of up to an aggregate of $5.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria. Tollytots is a leading designer and producer of licensed baby dolls and baby doll pretend play accessories based on well-known brands.

On October 8, 2008, we purchased the common stock of Kids Only, Inc., a Massachusetts corporation, and Kids Only Limited, a Hong Kong corporation, (collectively “Kids Only”) for a total initial cash consideration of $16.9 million. In addition, we agreed to pay an earn-out of up to an aggregate of $5.6 million in cash over the three years commencing October 1, 2008 based on the achievement of certain financial performance criteria. Kids Only is a leader in licensed indoor and outdoor kids’ furniture, and has an extensive portfolio which also includes baby dolls and accessories, room décor and a myriad of other children’s toy products.

In February 2008, our Board of Directors authorized us to repurchase up to $30.0 million of our common stock. In April and May 2008, we repurchased a total of 1,259,300 shares of our common stock at an average price of $23.82 per share for a total cost of $30.0 million. The stock repurchased represents approximately 4.4% of our outstanding shares of common stock.

In June 2003, we sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023 and received net proceeds of approximately $94.4 million. The notes are convertible into shares of our common stock at an initial conversion price of $20.00 per share, or 50 shares per note, subject to certain circumstances. The notes may be converted in each quarter subsequent to any quarter in which the closing price of our common stock is at or above a prescribed price for at least 20 trading days in the last 30 trading day period of the quarter. The prescribed price for the conversion trigger is $24.00 through June 30, 2010, and increases nominally each quarter thereafter. Cash interest is payable at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year. After June 15, 2010, interest will accrue on the outstanding notes until maturity. At maturity, we will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance, unless redeemed or converted earlier. The notes were not convertible as of September 30, 2008 and are convertible during the fourth quarter of 2008.

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

Interest Rate Risk

In June 2003, we issued convertible senior notes payable of $98.0 million with a fixed interest rate of 4.625% per annum, which remain outstanding as of September 30, 2008. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

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

On November 30, 2007, the Court indicated that the WWE Action would be dismissed. On December 21, 2007 the Court dismissed the WWE Action with prejudice (the "December 2007 Order") based on (1) the failure to plead RICO injury; (2) the bar of the RICO statute of limitations; (3) the denial of WWE’s motion for reconsideration of the Sherman Act claim; and (4) the lack of subject matter jurisdiction with respect to the pendent state law claims. Thereafter, WWE filed an appeal to the Second Circuit Court of Appeals. We filed a motion for reconsideration of the part of the December 2007 Order that stated that the Release did not bar the WWE Action. That motion was fully briefed and submitted to the Court. In September 2008, the Court granted the motion and held that the applicability of a January 2004 release executed by WWE in favor of the Company would not be determined in connection with the motion to dismiss the action. We also filed a cross-appeal based on the Court's earlier order denying our request to dismiss based on the lack of a cognizable enterprise and based on the December 2007 Order's statement with respect to the Release. WWE moved to dismiss our cross-appeal. It has been withdrawn without prejudice to our right to argue these issues as grounds for affirmance of the December 2007 Order. The appeal briefing is scheduled to be completed in January 2009, with argument not before March 2009.

In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York: (1) Garcia v. JAKKS Pacific, Inc. et al., Civil Action No. 04-8807 (filed on November 5, 2004), (2) Jonco Investors, LLC v. JAKKS Pacific, Inc. et al., Civil Action No. 04-9021 (filed on November 16, 2004), (3) Kahn v. JAKKS Pacific, Inc. et al., Civil Action No. 04-8910 (filed on November 10, 2004), (4) Quantum Equities L.L.C. v. JAKKS Pacific, Inc. et al., Civil Action No. 04-8877 (filed on November 9, 2004), and (5) Irvine v. JAKKS Pacific, Inc. et al., Civil Action No. 04-9078 (filed on November 16, 2004) (the “Class Actions”). The complaints in the Class Actions alleged that defendants issued positive statements concerning increasing sales of our WWE licensed products which were false and misleading because the WWE licenses had allegedly been obtained through a pattern of commercial bribery, our relationship with the WWE was being negatively impacted by the WWE’s contentions and there was an increased risk that the WWE would either seek modification or nullification of the licensing agreements with us. Plaintiffs also alleged that we misleadingly failed to disclose the alleged fact that the WWE licenses were obtained through an unlawful bribery scheme. The plaintiffs in the Class Actions were described as purchasers of our common stock, who purchased from as early as October 26, 1999 to as late as October 19, 2004. The Class Actions sought compensatory and other damages in an undisclosed amount, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by each of the defendants (namely the Company and Messrs. Friedman, Berman and Bennett), and violations of Section 20(a) of the Exchange Act by Messrs. Friedman, Berman and Bennett. On January 25, 2005, the Court consolidated the Class Actions under the caption In re JAKKS Pacific, Inc. Shareholders Class Action Litigation, Civil Action No. 04-8807. On May 11, 2005, the Court appointed co-lead counsels and provided until July 11, 2005 for an amended complaint to be filed; and a briefing schedule thereafter with respect to a motion to dismiss. The motion to dismiss was fully briefed and argument occurred on November 30, 2006. The motion was granted in January 2008 to the extent that the Class Actions were dismissed without prejudice to plaintiffs’ right to seek leave to file an amended complaint based on statements that the WWE licenses were obtained from the WWE as a result of the long-term relationship with WWE. A motion seeking leave to file an amended complaint was granted and an amended complaint filed. Briefing was completed with respect to a motion to dismiss that was scheduled for argument in October 2008. The Court has adjourned the argument date..

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

In March 2007, WWE filed a motion seeking leave to amend its complaint in the Connecticut Action to add the principal part of the state law claims present in the WWE Action to the Connecticut Action. That motion further sought, inter alia, to add our Company and Messrs. Friedman, Berman and Bennett (the “Individual Defendants”) as defendants in the Connecticut Action. The motion was argued on May 8, 2007 and was granted from the bench, subject to a decision that the schedule was suspended and no discovery matters would be addressed until pleading motions were resolved. In June 2007, our Company and the Individual Defendants moved for a stay of the Connecticut Action, inter alia , based on the pendency of the WWE Action. On July 30, 2007, in light of the pending motion to dismiss in the WWE Action, the Court ordered a 120-day stay of the Connecticut Action (the "Stay"). In November 2007 we moved for a continuation of the Stay. WWE served discovery and sought leave to file an amended complaint alleging the state law claims from the WWE Action. Thereafter we moved for a conference and a stay of discovery. A conference was held on January 14, 2008 at which WWE was allowed to amend its complaint to assert the state law claims set forth in the WWE Action and a briefing schedule was established with respect to a combined motion to strike and a motion for summary judgment (the "Dispositive Motion"). This motion was briefed and argument was held on May 19, 2008. WWE cross-moved for partial summary judgment striking our Release defense. In August 2008, the Dispositive Motion was granted. WWE filed a motion for reargument which is currently being briefed. THQ filed a cross-complaint which asserts claims by THQ and Mr. Farrell for indemnification from the Company in the event that WWE prevails on any of its claims against THQ and Farrell and also asserts claims by THQ that the Company breached its fiduciary duties to THQ in connection with the videogame license between WWE and THQ/Jakks Pacific LLC and seeks equitable and legal relief, including substantial monetary and exemplary damages against the Company in connection with this claim. The Company has requested that THQ revise its claims and a response to that request is scheduled for November 2008. Discovery is currently proceeding in this matter. The Company intends to contest all of these claims vigorously.

We believe that the claims in the Connecticut Action are without merit and we intend to defend vigorously against them. However, because this action is subject to appeal and reargument of the decision granting dismissal, we cannot assure you as to the outcome of the action, nor can we estimate the range of our potential losses. THQ and the LLC have stated that they believe the claims in the Connecticut Action prior to the additional claims in the amended complaint are without merit and intend to defend themselves vigorously. However, because this action is in its preliminary stage, we cannot assure you as to the outcome, nor can we estimate the range of our potential losses, if any.

 Our agreement with THQ provides for payment of a preferred return to us in connection with our joint venture. The preferred return is subject to change after June 30, 2006 and is to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. The parties have not reached an agreement with respect to the preferred return for the Next Distribution Period and the preferred return is to be determined through arbitration. On April 30, 2007, THQ filed an action in the Superior Court, Los Angeles County, to compel arbitration and to appoint an arbitrator pursuant to the relevant provisions of the agreement. An order was issued that identified five potential arbitrators. The parties did not agree on an arbitrator. The Company served notices of disqualification on four of the potential arbitrators; THQ objected; the Court struck the disqualification notices and appointed an arbitrator, who was then stricken by JAKKS. The Company appealed the Court’s order with respect to the disclosure and disqualification process and the appellate court took the appeal and stayed the proceedings. The Court rendered a decision on the matter on February 28, 2008 which affirmed the lower court's decision ruling that disclosure was not required until after the arbitrator was nominated to serve by the Court. The matter was remanded for further proceedings and the parties have agreed on an arbitrator The parties are currently seeking to resolve procedural matters relating to the arbitration.

In connection with our opposition to an application by Jax, Ltd. for registration of the trademark JAX with respect to "board games" in class 28 with the United States Patent and Trademark Office ("PTO"), Jax, Ltd. was granted leave to assert a counterclaim seeking cancellation of the Company's registration for the mark JAKKS PACIFIC in class 28 for "toys, namely, male action figures, radio controlled vehicles, fashion dolls and mini dolls" on the grounds that it was improperly obtained.  We believe that the counterclaim is without merit and intend to contest it vigorously.

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

The joint venture agreement provides for us to have received guaranteed preferred returns through June 30, 2006 at varying rates of the joint venture’s net sales depending on the cumulative unit sales and platform of each particular game. The preferred return was subject to change after June 30, 2006 and was to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. Since the parties have not reached an agreement with respect to the preferred return for the Next Distribution Period, the preferred return for the Next Distribution Period is to be determined through arbitration.  The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned.  Based on the same rates as set forth under the original joint venture agreement, an estimated receivable of $40.1 million for the cumulative preferred return for the period from July 1, 2006 to September 30, 2008 has been accrued as of September 30, 2008, pending the resolution of this outstanding issue.

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

Our three largest customers accounted for 50.4% and 58.5% of our net sales for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory also could adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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

We sell products and operate facilities in numerous countries outside the United States. For the nine months ended September 30, 2008 and the year ended December 31, 2007 sales to our international customers comprised approximately 21.0% and 14.7%, respectively, of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers located principally in China which are subject to the risks normally associated with international operations, including:

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

Goodwill is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill no longer be amortized but instead be periodically evaluated for impairment based on the fair value of the reporting unit. As of September 30, 2008, we have not had any impairment of goodwill, which is reviewed on a quarterly basis and formally evaluated on an annual basis.

At September 30, 2008, approximately $355.0 million, or 34.4%, of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a write-down of our goodwill. Reductions in our net income caused by the write-down of goodwill would adversely affect our results of operations.

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

___________________
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

JAKKS PACIFIC, INC.

Date: November 7, 2008	By:	/s/ JOEL M. BENNETT
Joel M. Bennett
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2.1	By-Laws of the Company(2)
3.2.2	Amendment to By-Laws of the Company(3)
4.1	Indenture, dated as of June 9, 2003, by and between the Registrant and Wells Fargo Bank, N.A.(4)
4.2	Form of 4.625% Convertible Senior Note(4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(5)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(5)
32.1	Section 1350 Certification of Chief Executive Officer(5)
32.2	Section 1350 Certification of Chief Financial Officer(5)
___________________
(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003, and incorporated herein by reference.

(5)	Filed herewith.