Form 10-K
period 2008-12-31
JAKKS PACIFIC INC
filed 2009-03-02
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008

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

☒ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-Accelerated Filer	☐ Small Reporting Company
(Do not check if a smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value per share) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on February 27, 2009 of $12.67) is $345,211,090.

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 27,934,231 (as of February 27, 2009).

Documents Incorporated by Reference

None.

JAKKS PACIFIC, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year ended December 31, 2008

Items in Form 10-K

		Page
	PART I
Item 1.	Business	2
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	None
Item 2.	Properties	18
Item 3.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security Holders	None
	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
Item 6.	Selected Financial Data	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 8.	Financial Statements and Supplementary Data	37
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
Item 9A.	Controls and Procedures	62
Item 9B.	Other Information	None
	PART III
Item 10.	Directors, Executive Officers and Corporate Governance	64
Item 11.	Executive Compensation	66
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	77
Item 13.	Certain Relationships and Related Transactions, and Director Independence	79
Item 14.	Principal Accountant Fees and Services	79
	PART IV
Item 15.	Exhibits and Financial Statement Schedules	81
Signatures		83
Certifications		87

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

Traditional Toys

•	Action figures and accessories, including licensed characters, principally based on World Wrestling Entertainment ® (“WWE”), The Chronicles of Narnia: Prince Caspian™ and Pokemon® franchises;

•	Toy vehicles, including Road Champs®, RC Racers ™ and MXS® toy vehicles and accessories, as well as those based on Nascar®;

•	Electronics products, including Plug It In & Play TV Games™, EyeClops™ Bionic Eye products, and Laser Challenge®, as well as others based on Disney® and Discovery Kids® brands;

•
Role-play, dress-up and novelty products featuring entertainment and consumer products properties such as Dirt Devil®, Subway®, Pizza Hut® and McDonalds® pretend play products, Disney Princess® , Hannah Montana™, Barbie® and Dora the Explorer® playsets for girls and Black & Decker® and Pirates of the Caribbean™ playsets for boys;

•	Infant and pre-school toys and plush toys featuring Care Bears®, Barney®, The Wiggles®, and slumber bags;

•
Dolls including large, fashion and mini dolls and related accessories based on Cabbage Patch Kids®, Hannah Montana, Puppy in My Pocket and Friends™ and Disney Princess® dolls and private label fashion dolls for other retailers;

•	Seasonal and outdoor toys and leisure products, including Go Fly A Kite®, Air Creations®, and other kites, Funnoodle® pool toys, The Storm® water guns and Fly Wheels® XPV® and Flight™ vehicles; and

•	Junior sports and toy paintball products, including Gaksplat® and The Storm;

•	Baby dolls and baby doll pretend play accessories based on well-known licensed brands including Graco®, Fischer Price® and Disney Princess®;

•	Licensed and non-licensed indoor and outdoor kids’ furniture, accessories and room décor; and

•	Innovative Halloween and everyday costumes based on licensed and non-licensed brands including Spiderman®, Power Rangers® and Disney Princesses®, and stylized Home Décor product lines for Halloween.

Prior to 2007, we had accounted for seasonal and outdoor products as a separate category. During 2007, we restructured our internal operations and have consolidated this product group within the Traditional category. These products share key characteristics, including common management, distribution and marketing strategies. We have restated our prior segment reporting to reflect this change.

Craft, Activity and Writing Products

•
Craft, activity and stationery products, including Flying Colors® activity sets, compounds, playsets and lunch boxes based on Nickelodeon®, Dora the Explorer, Pokémon and others, and Color Workshop® craft products such as Blopens®, Vivid Velvet®, and Pentech® writing instruments, stationery and activity products, and non-licensed brands including Girl Gourmet™ and The Spa Factory™.

Pet Products

•
Pet products, including toys, consumables, beds, clothing and accessories, with licenses used in conjunction with these products, including American Kennel Club®, The Cat Fanciers’ Association™, Arm & Hammer® and The Humane Society of the United States® brands, as well as entertainment properties, including Disney, and private label brands.

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

Our Business Strategy

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

We have obtained an exclusive worldwide license for our joint venture with THQ Inc. (“THQ”), which develops, publishes and distributes video games based on WWE characters and themes. Since the joint venture’s first title release in 1999, it has released 41 new titles. We have recognized approximately $110.4 million in profit from the joint venture through December 31, 2008. We and the joint venture are named as defendants in lawsuits commenced by WWE, pursuant to which WWE is seeking treble, punitive and other damages (including disgorgement of profits) in an undisclosed amount and a declaration that the video game license with the joint venture and an amendment to our toy licenses with WWE are void and unenforceable (see “Legal Proceedings”).

We sell our products through our in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, toy specialty stores and wholesalers. Our three largest customers are Wal-Mart, Target and Toys ‘R’ Us, which account for approximately 30.1%, 13.2% and 13.2%, respectively, of our net sales in 2008. No other customer accounted for more than 10.0% of our net sales in 2008.

Our Growth Strategy

The execution of our growth strategy has resulted in increased levels of revenues and earnings. In 2007 and 2008, we generated net sales of $857.1 million and $903.4 million, respectively, and net income of $89.0 million and $76.1 million, respectively. Approximately 1.4% and 1.2% of our increased net sales in 2007 and 2008, respectively, were attributable to our acquisitions since 2006. Key elements of our growth strategy include:

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

•      Enter New Product Categories.   We use our extensive experience in the toy and other consumer product industries to evaluate products and licenses in new product categories and to develop additional product lines. We began marketing licensed classic video games for simple plug-in use with television sets and expanded into several related categories through the licensing of this category from our current licensors, such MTV Networks which owns Nickelodeon .

•      Pursue Strategic Acquisitions.   We intend to supplement our internal growth with selected strategic acquisitions. Most recently, in February 2006, we acquired the business of Creative Designs International, Ltd., a leading manufacturer of girls’ dress-up and role-play toys, in October 2008 we acquired the businesses of Tollytots Limited, a leading manufacturer of licensed baby doll accessories and Kids Only, a leading manufacturer of licensed indoor and outdoor kids’ furniture and in December 2008, we acquired the business of Disguise, Inc. a leading Halloween costume and home décor company.  We will continue focusing our acquisition strategy on businesses or brands that have compatible product lines and offer valuable trademarks or brands.

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

•      Expand International Sales.   We believe that foreign markets, especially Europe, Australia, Canada, Latin America and Asia, offer us significant growth opportunities. In 2008, our sales generated outside the United States were approximately $161.9 million, or 17.9% of total net sales. We intend to continue to expand our international sales by establishing a sales office and distribution center and capitalizing on our experience and our relationships with foreign distributors and retailers. We expect these initiatives to continue to contribute to our international growth in 2009.

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

Recent Acquisitions

On October 7, 2008, we acquired substantially all of the assets of Tollytots Limited.  The total initial consideration of $25.5 million consisted of $11.8 million in cash and the assumption of liabilities in the amount of $13.7 million, and resulted in goodwill of $3.0 million. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. Tollytots is a leading designer and producer of licensed baby dolls and baby doll pretend play accessories based on well-known brands and was included in our results of operations from the date of acquisition.

On October 8, 2008, we acquired substantially all of the stock of Kids Only, Inc. and a related Hong Kong company, Kids Only Limited (collectively, “Kids Only”).  The total initial consideration of $23.2 million consisted of $20.3 million in cash and the assumption of liabilities in the amount of $2.9 million, and resulted in goodwill of $12.5 million. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.6 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. Kids Only is a leading designer and producer of licensed indoor and outdoor kids’ furniture, and has an extensive portfolio which also includes baby dolls and accessories, room décor and a myriad of other children’s toy products  and was included in our results of operations from the date of acquisition.

On December 29, 2008, we acquired certain assets of Disguise, Inc. and a related Hong Kong company, Disguise Limited (collectively, “Disguise”).  The total initial consideration of $61.9 million consisted of $39.9 million in cash and the assumption of liabilities in the amount of $22.0 million, and resulted in goodwill of $51.6 million. We have not finalized our purchase price allocation for Disguise and will engage a third party to perform studies and valuations to the estimated fair value of assets and liabilities assumed.  Disguise is a leading designer and producer of Halloween and everyday costume play and was included in our results of operations from the date of acquisition.

Industry Overview

According to Toy Industry Association, Inc., the leading toy industry trade group, the United States is the world’s largest toy market, followed by Japan and Western Europe. Total retail sales of toys, excluding video games, in the United States, were approximately $21.6 billion in 2008. We believe the two largest United States toy companies, Mattel and Hasbro, collectively hold a dominant share of the domestic non-video toy market. In addition, hundreds of smaller companies compete in the design and development of new toys, the procurement of character and product licenses, and the improvement and expansion of previously introduced products and product lines. In the United States video game segment, total retail sales of video game software were approximately $11.0 billion in 2008.

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

•	Road Champs ® die-cast collectible and toy vehicles

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

We also develop, manufacture and distribute other action figures and action figure accessories including those based on the animated series Pokemon,  and the Disney feature film The Chronicles of Narnia: Prince Caspian. In 2009, we expect to launch a line of action figures and accessories based on Ultimate Fighting Championship and in 2010, a product line of action figures and accessories based on TNA (“Total Non-stop Action”) wrestling.

Role-play and Dress-up Products

Our line of role-play and dress-up products features entertainment and consumer products properties such as Disney Princess, Hannah Montana and Dora the Explorer for girls and Black & Decker and Pirates of the Caribbean for boys. These products generated a significant amount of sales in 2008, and we expect that level of sales to continue in 2009.

Infant and Pre-school Toys

Our pre-school toys include plush and electronic toys based on Care Bears, The Wiggles, Barney licenses and more, some branded under Child Guidance ® and others under Play Along ®.

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

Baby Dolls and Baby Doll Pretend Play Accessories

We have an extensive line of licensed baby dolls and baby doll pretend play accessories based on Graco®, Fischer-Price®, Disney Princess® and other known brands. The high-quality realistic-looking lines feature baby doll strollers, high chairs, bouncers, play yards, doll swings, travel seats and travel bags, along with other accessories that emulate real baby products that mothers today use.

Indoor and Outdoor Kids’ Furniture

We produce licensed indoor and outdoor kids' furniture, with an extensive portfolio which includes baby dolls and accessories and room decor.  Our licensed portfolio includes character licenses, including Disney Princesses® Toy Story®, Mickey Mouse®, High School Musical®, SpongeBob Squarepants®, Dora the Explorer®, Batman® and many others, as well as several licenses new to JAKKS' portfolio. Products include children’s puzzle furniture, tables and chairs to activity sets, trays, stools and more,

Halloween and Everyday Costume Play

We produce Halloween costume and décor with an expansive and innovative line which includes non-licensed Halloween costumes based on everything from horror, pirates, historical figures and aliens to animals, vampires, angels and more, as well as popular licensed characters from top intellectual property owners including Disney®, Marvel®, Sesame Workshop®, Mattel®, and many others.

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

The joint venture agreement provides for us to have received guaranteed preferred returns through June 30, 2006 at varying rates of the joint venture’s net sales depending on the cumulative unit sales and platform of each particular game. The preferred return was subject to change after June 30, 2006 and was to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. Since the parties have not reached an agreement with respect to the preferred return for the Next Distribution Period, the preferred return for the Next distribution Period is to be determined through arbitration.   The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned.  Based on the same rates as set forth under the original joint venture agreement, an estimated receivable of $52.8 million has been accrued for the period from July 1, 2006 to December 31, 2008, pending the resolution of this outstanding issue. JAKKS seeks to retain the same rates as set forth under the original joint venture agreement, while THQ seeks to pay a substantially lower rate. In the event the arbitration results in a lower rate to us, there would be a material charge to earnings and reduction in the receivable from THQ.

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

The following table presents our results with the joint venture since its inception:

	New Game Titles		Profit from
	Console Platforms	Hand- held Platforms	video game joint venture (1)
			(In millions)

1999	1	1	$3.6
2000	4	1	15.9
2001	1	2	6.7
2002	3	1	8.0
2003	5	—	7.4
2004	2	1	7.9
2005	3	1	9.4
2006	2	1	13.2
2007	4	2	21.2
2008	4	2	17.1

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

Sales, Marketing and Distribution

We sell all of our products through our own in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, toy specialty stores and wholesalers. Our three largest customers are Wal-Mart, Target and Toys ‘R’ Us, which accounted for approximately 58.5% of our net sales in 2007 and 56.5% of our net sales in 2008. With the addition of the Pet Pal® product line, we began to distribute pet products to key pet supply retailers Petco and Petsmart in addition to many other pet retailers and our existing customers. Except for purchase orders relating to products on order, we do not have written agreements with our customers. Instead, we generally sell products to our customers pursuant to letters of credit or, in some cases, on open account with payment terms typically varying from 30 to 90 days. From time to time, we allow our customers credits against future purchases from us in order to facilitate their retail markdown and sales of slow-moving inventory. We also sell our products through e-commerce sites, including Toysrus.com and Amazon.com.

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

Outside of the United States, we currently sell our products primarily in Europe, Australia, Canada, Latin America and Asia. Sales of our products abroad accounted for approximately $126.1 million, or 14.7% of our net sales, in 2007 and approximately $161.9 million, or 17.9% of our net sales, in 2008. We believe that foreign markets present an attractive opportunity, and we plan to intensify our marketing efforts and further expand our distribution channels abroad.

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

Although we do not conduct the day-to-day manufacturing of our products, we are extensively involved in the design of the product prototype and production tools, dyes and molds for our products and we seek to ensure quality control by actively reviewing the production process and testing the products produced by our manufacturers. We employ quality control inspectors who rotate among our manufacturers’ factories to monitor the production of substantially all of our products.

The principal raw materials used in the production and sale of our toy products are plastics, zinc alloy, plush, printed fabrics, paper products and electronic components, all of which are currently available at reasonable prices from a variety of sources. Although we do not manufacture our products, we own the tools, dies and molds used in the manufacturing process, and these are transferable among manufacturers if we choose to employ alternative manufacturers. Tools, dyes and molds represent a substantial portion of our property and equipment with a net book value of $14.4 million in 2007 and $19.6 million in 2008. Substantially all of these assets are located in China.

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

Competition

Competition in the toy industry is intense. Globally, certain of our competitors have greater financial resources, larger sales and marketing and product development departments, stronger name recognition, longer operating histories and benefit from greater economies of scale. These factors, among others, may enable our competitors to market their products at lower prices or on terms more advantageous to customers than those we could offer for our competitive products. Competition often extends to the procurement of entertainment and product licenses, as well as to the marketing and distribution of products and the obtaining of adequate shelf space. Competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations. In each of our product lines we compete against one or both of the toy industry’s two dominant companies, Mattel and Hasbro. In addition, we compete in our Flying Colors and Pentech product categories, with Mega Brands (Rose Art®), Hasbro (Play-Doh®) and Binney & Smith (Crayola®), and in our toy vehicle lines, with RC2. We also compete with numerous smaller domestic and foreign toy manufacturers, importers and marketers in each of our product categories. Our joint venture’s principal competitors in the video game market are Electronic Arts and Activision.

Seasonality and Backlog
In 2008, approximately 69.4% of our net sales were made in the third and fourth quarters. Generally, the first quarter is the period of lowest shipments and sales in our business and the toy industry generally and therefore the least profitable due to various fixed costs. Seasonality factors may cause our operating results to fluctuate significantly from quarter to quarter. However, our writing instrument and activity products generally are counter-seasonal to the traditional toy industry seasonality due to the higher volume generally shipped for back-to-school beginning in the second quarter. In addition, our seasonal products are primarily sold in the spring and summer seasons. Our results of operations may also fluctuate as a result of factors such as the timing of new products (and related expenses) introduced by us or our competitors, the advertising activities of our competitors, delivery schedules set by our customers and the emergence of new market entrants. We believe, however, that the low retail price of most of our products may be less subject to seasonal fluctuations than higher priced toy products.

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

Employees

As of February 27, 2009, we employed 998 persons, all of whom are full-time employees, including three executive officers. We employed 503 people in the United States, 359 people in Hong Kong, 135 people in China and 1 person in the United Kingdom. We believe that we have good relationships with our employees. None of our employees are represented by a union.

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

We derive a significant portion of our net sales from a limited number of licensors. If one or more of these licensors were to terminate or fail to renew our license or not grant us new licenses, our business, financial condition and results of operations could be adversely affected. Our toy license with the WWE expires on December 31, 2009.

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

The joint venture agreement provides for us to have received guaranteed preferred returns through June 30, 2006 at varying rates of the joint venture’s net sales depending on the cumulative unit sales and platform of each particular game. The preferred return was subject to change after June 30, 2006 and was to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. Since the parties have not reached an agreement with respect to the preferred return for the Next Distribution Period, the preferred return for the Next Distribution Period is to be determined through arbitration.  The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned.  Based on the same rates as set forth under the original joint venture agreement, an estimated receivable of $52.8 million has been accrued for the period from July 1, 2006 to December 31, 2008, pending the resolution of this outstanding issue. JAKKS seeks to retain the same rates as set forth under the original joint venture agreement, while THQ seeks to pay a substantially lower rate. In the event the arbitration results in a lower rate to us, there would be a material charge to earnings and reduction in the receivable from THQ.

Any adverse change to the preferred return for the next distribution period as well as the ongoing performance of the joint venture may result in our experiencing reduced net income, which would adversely affect our results of operations.

We may not be able to sustain or manage our rapid growth, which may prevent us from continuing to increase our net revenues.

We have experienced rapid growth in our product lines resulting in higher net sales over the last six years, which was achieved through acquisitions of businesses, products and licenses. For example, revenues associated with companies we acquired since 2006 were approximately $11.8 million and $10.5 million, in 2007 and 2008, respectively, representing 1.4% and 1.2% of our total revenues for those periods. As a result, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

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

Our growth strategy depends in part upon our ability to acquire companies and new product lines. Revenues associated with our acquisitions since 2006 represented approximately 1.4% and 1.2% of our total revenues in 2007 and 2008, respectively. Future acquisitions will succeed only if we can effectively assess characteristics of potential target companies and product lines, such as:

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

Our three largest customers accounted for 56.5% of our net sales in 2008. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory also could adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

We depend on our key personnel and any loss or interruption of either of their services could adversely affect our business, financial condition and results of operations.

Our success is largely dependent upon the experience and continued services of Jack Friedman, our Chairman and Co-Chief Executive Officer, and Stephen G. Berman, our President and Co-Chief Executive Officer. We cannot assure you that we would be able to find an appropriate replacement for Mr. Friedman or Mr. Berman if the need should arise, and any loss or interruption of Mr. Friedman’s or Mr. Berman’s services could adversely affect our business, financial condition and results of operations.

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

We sell products and operate facilities in numerous countries outside the United States. For the year ended December 31, 2008 sales to our international customers comprised approximately 17.9% of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers located principally in China which are subject to the risks normally associated with international operations, including:

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

Goodwill is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill no longer be amortized but instead be periodically evaluated for impairment based on the fair value of the reporting unit. As of December 31, 2008, we have not had any impairment of Goodwill, which is reviewed on a quarterly basis and formally evaluated on an annual basis.

At December 31, 2008, approximately $427.7 million, or 41.6%, of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a write-down of our goodwill. Reductions in our net income caused by the write-down of goodwill would adversely affect our results of operations.

Item 2. Properties

The following is a listing of the principal leased offices maintained by us as of February 27, 2009:

Property	Location	Approximate Square Feet	Lease Expiration Date
Domestic
Corporate Office	Malibu, California	29,500	February 28, 2015
Design Center	Malibu, California	26,700	August, 31, 2015
Showroom	Santa Monica, California	18,000	August 31, 2015
Distribution Center	City of Industry, California	800,000	January 31, 2013
Distribution Center	St. Clair, Michigan	69,000	January 31, 2013
Distribution Center	St. Clair, Michigan	50,000	December 14, 2009
Disguise Showroom	New York, New York	11,700	November 1, 2015
Disguise Office / Warehouse	Poway, California	206,000	January 1, 2011
Creative Designs Office	Trevose, Pennsylvania	14,700	June 30, 2009
Sales Office / Showroom	New York, New York	11,500	April 30, 2012
Sales Offices	Bentonville, Arkansas	4,400	Month-to-Month
	Palatine, Illinois	2,100	Month-to-Month
International
JAKKS / Play Along Hong Kong	Kowloon, Hong Kong	36,600	June 30, 2010
Arbor Toys	Kowloon, Hong Kong	21,000	May 31, 2011
Production Inspection Office	Shanghai, China	1,200	April 30, 2010
Production Inspection and Testing Office	Shenzhen, China	5,400	May 14, 2010
Kids Only Limited Office	Kowloon, Hong Kong	9,200	May 15, 2009
Tollytots Limited Office	Kowloon, Hong Kong	3,000	February 28, 2011
Tollytots Limited Warehouse	Tuen Mun, Hong Kong	7,400	October 9, 2009
Disguise Limited Office	Kowloon, Hong Kong	7,900	July 14, 2010
JAKKS Nanijng Office	Nanjing, China	2,000	September 15, 2009

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

On November 30, 2007, the Court indicated that the WWE Action would be dismissed. On December 21, 2007 the Court dismissed the WWE Action with prejudice (the "December 2007 Order") based on (1) the failure to plead RICO injury; (2) the bar of the RICO statute of limitations; (3) the denial of WWE’s motion for reconsideration of the Sherman Act claim; and (4) the lack of subject matter jurisdiction with respect to the pendent state law claims. Thereafter, WWE filed an appeal to the Second Circuit Court of Appeals. We filed a motion for reconsideration of the part of the December 2007 Order that stated that the Release did not bar the WWE Action. That motion was fully briefed and submitted to the Court. In September 2008, the Court granted the motion and held that the applicability of a January 2004 release executed by WWE in favor of the Company would not be determined in connection with the motion to dismiss the action. We also filed a cross-appeal based on the Court's earlier order denying our request to dismiss based on the lack of a cognizable enterprise and based on the December 2007 Order's statement with respect to the Release. WWE moved to dismiss our cross-appeal. It has been withdrawn without prejudice to our right to argue these issues as grounds for affirmance of the December 2007 Order. The appeal briefing has been completed and argument will be scheduled.

In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York: (1) Garcia v. JAKKS Pacific, Inc. et al., Civil Action No. 04-8807 (filed on November 5, 2004), (2) Jonco Investors, LLC v. JAKKS Pacific, Inc. et al., Civil Action No. 04-9021 (filed on November 16, 2004), (3) Kahn v. JAKKS Pacific, Inc. et al., Civil Action No. 04-8910 (filed on November 10, 2004), (4) Quantum Equities L.L.C. v. JAKKS Pacific, Inc. et al., Civil Action No. 04-8877 (filed on November 9, 2004), and (5) Irvine v. JAKKS Pacific, Inc. et al., Civil Action No. 04-9078 (filed on November 16, 2004) (the “Class Actions”). The complaints in the Class Actions alleged that defendants issued positive statements concerning increasing sales of our WWE licensed products which were false and misleading because the WWE licenses had allegedly been obtained through a pattern of commercial bribery, our relationship with the WWE was being negatively impacted by the WWE’s contentions and there was an increased risk that the WWE would either seek modification or nullification of the licensing agreements with us. Plaintiffs also alleged that we misleadingly failed to disclose the alleged fact that the WWE licenses were obtained through an unlawful bribery scheme. The plaintiffs in the Class Actions were described as purchasers of our common stock, who purchased from as early as October 26, 1999 to as late as October 19, 2004. The Class Actions sought compensatory and other damages in an undisclosed amount, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by each of the defendants (namely the Company and Messrs. Friedman, Berman and Bennett), and violations of Section 20(a) of the Exchange Act by Messrs. Friedman, Berman and Bennett. On January 25, 2005, the Court consolidated the Class Actions under the caption In re JAKKS Pacific, Inc. Shareholders Class Action Litigation, Civil Action No. 04-8807. On May 11, 2005, the Court appointed co-lead counsels and provided until July 11, 2005 for an amended complaint to be filed; and a briefing schedule thereafter with respect to a motion to dismiss. The motion to dismiss was fully briefed and argument occurred on November 30, 2006. The motion was granted in January 2008 to the extent that the Class Actions were dismissed without prejudice to plaintiffs’ right to seek leave to file an amended complaint based on statements that the WWE licenses were obtained from the WWE as a result of the long-term relationship with WWE. A motion seeking leave to file an amended complaint was granted and an amended complaint filed. Briefing was completed with respect to a motion to dismiss that was scheduled for argument in October 2008. The Court adjourned the argument date.  The parties have notified the Court that an agreement in principle to resolve this action has been reached.  The agreement, which is subject to documentation and Court approval, will settle the matter for $3.9 million, without any admission of liability on the part of the Company, or its officers and directors.

We believe that the claims in the WWE Action are without merit and we intend to continue to defend vigorously against the WWE Action. However, because the WWE Action is on appeal, we cannot assure you as to the outcome of it, nor can we estimate the range of our potential losses.

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

In March 2007, WWE filed a motion seeking leave to amend its complaint in the Connecticut Action to add the principal part of the state law claims present in the WWE Action to the Connecticut Action. That motion further sought, inter alia, to add our Company and Messrs. Friedman, Berman and Bennett (the “Individual Defendants”) as defendants in the Connecticut Action. The motion was argued on May 8, 2007 and was granted from the bench, subject to a decision that the schedule was suspended and no discovery matters would be addressed until pleading motions were resolved. In June 2007, our Company and the Individual Defendants moved for a stay of the Connecticut Action, inter alia , based on the pendency of the WWE Action. On July 30, 2007, in light of the pending motion to dismiss in the WWE Action, the Court ordered a 120-day stay of the Connecticut Action (the "Stay"). In November 2007 we moved for a continuation of the Stay. WWE served discovery and sought leave to file an amended complaint alleging the state law claims from the WWE Action. Thereafter we moved for a conference and a stay of discovery. A conference was held on January 14, 2008 at which WWE was allowed to amend its complaint to assert the state law claims set forth in the WWE Action and a briefing schedule was established with respect to a combined motion to strike and a motion for summary judgment (the "Dispositive Motion"). This motion was briefed and argument was held on May 19, 2008. WWE cross-moved for partial summary judgment striking our Release defense. In August 2008, the Dispositive Motion was granted. WWE filed a motion for reargument which was denied. THQ filed a cross-complaint which asserts claims by THQ and Mr. Farrell for indemnification from the Company in the event that WWE prevails on any of its claims against THQ and Farrell and also asserts claims by THQ that the Company breached its fiduciary duties to THQ in connection with the videogame license between WWE and THQ/JAKKS Pacific LLC and seeks equitable and legal relief, including substantial monetary and exemplary damages against the Company in connection with this claim. The Company has requested that THQ revise its claims and THQ objected to this request.  This matter has not yet been resolved. Discovery is currently proceeding in this matter. The Company intends to contest all of these claims vigorously.

We believe that the claims in the Connecticut Action are without merit and we intend to defend vigorously against them. However, because this action is subject to appeal, we cannot assure you as to the outcome of the action, nor can we estimate the range of our potential losses. THQ and the LLC have stated that they believe the claims in the Connecticut Action prior to the additional claims in the amended complaint are without merit and have filed an opposition to WWE’s motion for partial summary judgment and filed a motion for summary judgment dismissing the remaining claims in the Connecticut Action as a matter of law on multiple grounds and they intend to continue to defend themselves vigorously. However, because this action is in its preliminary stage, we cannot assure you as to the outcome, nor can we estimate the range of our potential losses, if any.

 Our agreement with THQ provides for payment of a preferred return to us in connection with our joint venture. The preferred return is subject to change after June 30, 2006 and is to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. The parties have not reached an agreement with respect to the preferred return for the Next Distribution Period and the preferred return is to be determined through arbitration. On April 30, 2007, THQ filed an action in the Superior Court, Los Angeles County, to compel arbitration and to appoint an arbitrator pursuant to the relevant provisions of the agreement. An order was issued that identified five potential arbitrators. The parties did not agree on an arbitrator. The Company served notices of disqualification on four of the potential arbitrators; THQ objected; the Court struck the disqualification notices and appointed an arbitrator, who was then stricken by JAKKS. The Company appealed the Court’s order with respect to the disclosure and disqualification process and the appellate court took the appeal and stayed the proceedings. The Court rendered a decision on the matter on February 28, 2008 which affirmed the lower court's decision ruling that disclosure was not required until after the arbitrator was nominated to serve by the Court. The matter was remanded for further proceedings and the parties agreed on an arbitrator and the baseball-style arbitration is scheduled to be concluded by April 2009.  JAKKS seeks to retain the same rates as set forth under the original joint venture agreement while THQ seeks to pay a substantially lower rate.

All matters in connection with the application by Jax, Ltd. for registration of the trademark JAX with respect to "board games" in class 28 with the United States Patent and Trademark Office ("PTO"), and the Jax, Ltd. counterclaim seeking cancellation of the Company's registration for the mark JAKKS PACIFIC have been dismissed with prejudice.

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

	Price Range of Common Stock
	High	Low
2007:
First quarter	$25.96	19.31
Second quarter	28.93	23.58
Third quarter	31.42	18.19
Fourth quarter	28.48	23.12
2008:
First quarter	29.70	20.18
Second quarter	30.55	21.65
Third quarter	27.12	20.10
Fourth quarter	25.99	15.46

Performance Graph

The graph and tables below display the relative performance of our common stock, the Russell 2000 Price Index (the “Russell 2000”) and a peer group index, by comparing the cumulative total stockholder return (which assumes reinvestment of dividends, if any) on an assumed $100 investment in our common stock, the Russell 2000 and the peer group index over the period from January 1, 2004 to December 31, 2008.

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

Annual Return Percentage

	December 31, 2004	December 31, 2005		December 31, 2006	December 31, 2007	December 31, 2008
JAKKS Pacific	68.2%	(5.3	) %	4.3%	8.1%	(12.6	) %
Peer Group	14.7	(10.1)		18.2	8.9	(45.2)
Russell 2000	18.3	4.6		18.4	(1.6)	(33.8)

Indexed Returns

	January 1, 2004	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008
JAKKS Pacific	$100.00	$168.2	$159.3	$166.1	$179.6	$156.9
Peer Group	100.00	114.7	103.1	121.9	132.7	72.7
Russell 2000	100.00	118.3	123.7	146.4	144.2	95.4

Security Holders

To the best of our knowledge, as of February 27, 2009,there were 151 holders of record of our common stock. We believe there are numerous beneficial owners of our common stock whose shares are held in “street name.”

Dividends

We have never paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the growth and development of our business and/or buy back in the market some of our outstanding common stock, but may consider implementing a plan to pay cash dividends on our common stock in the future.

Equity Compensation Plan Information

The table below sets forth the following information as of the year ended December 31, 2008 for (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders, if any:

(a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b) the weighted-average exercise price of such outstanding options, warrants and rights; and

(c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	477,511	$19.55	513,459
Equity compensation plans not approved by security holders	100,000	11.35	—
Total	577,511	$18.13	513,459

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

	Years Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands, except per share data)
Consolidated Statement of Income Data:
Net sales	$574,266	$661,536	$765,386	$857,085	$903,397
Cost of sales	348,259	394,829	470,592	533,435	582,184
Gross profit	226,007	266,707	294,794	323,650	321,213
Selling, general and administrative expenses	172,282	178,722	202,482	216,652	241,301
Write-down of intangible assets	—	—	—	—	9,076
Income from operations	53,725	87,985	92,312	106,998	70,836
Profit from video game joint venture	7,865	9,414	13,226	21,180	17,092
Other expense	—	(1,401)	—	—	-
Interest income	2,052	5,183	4,930	6,819	3,396
Interest expense	(4,550)	(4,544)	(4,533)	(5,456)	(2,425)
Income before provision for income taxes	59,092	96,637	105,935	129,541	88,899
Provision for income taxes	15,533	33,144	33,560	40,550	12,842
Net income	$43,559	$63,493	$72,375	$88,991	$76,057
Basic earnings per share	$1.69	$2.37	$2.66	$3.22	$2.78
Basic weighted average shares outstanding	25,797	26,738	27,227	27,665	27,379
Diluted earnings per share	$1.49	$2.06	$2.30	$2.77	$2.42
Diluted weighted average shares and equivalents outstanding	31,406	32,193	32,714	33,149	32,637

During the fourth quarter of 2008, we acquired Tollytots, Kids Only and Disguise.

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

In June 2005, we acquired the Pet Pal line of products.

In June 2004, we acquired Play Along.

	At December 31,
	2004	2005	2006	2007	2008
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$176,544	$240,238	$184,489	$241,250	$169,520
Working capital	229,543	301,454	280,363	352,452	325,061
Total assets	696,762	753,955	881,894	983,664	1,028,124
Long-term debt, net of current portion	98,000	98,000	98,000	98,000	98,000
Total stockholders’ equity	451,485	524,651	609,288	690,997	746,953

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

FAS 142 requires that goodwill be allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment, for purposes of evaluating whether goodwill is impaired. For 2008, JAKKS' reporting units are: Traditional Toys, Craft and Writing, and Pet products. Goodwill is allocated within JAKKS' reporting units based on an allocation of brand-specific goodwill to the reporting units selling those brands. As of October 1, 2008, JAKKS performed the annual impairment test required by FAS 142 and determined that its goodwill was not impaired. There were no events or circumstances that indicated the impairment test should be performed again at December 31, 2008.

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

Goodwill and intangible assets amounted to $463.4 million as of December 31, 2008.

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

 We accrue a tax reserve for additional income taxes and interest, which may become payable in future years as a result of audit adjustments by tax authorities.  The reserve is based on management’s assessment of all relevant information, and is periodically reviewed and adjusted as circumstances warrant.  As of December 31, 2008, our income tax reserves are approximately $11.9 million and relate to the potential income tax audit adjustments, primarily in the areas of income allocation, foreign depreciation allowances and transfer pricing.

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

Recent Developments

On October 7, 2008, we acquired substantially all of the assets of Tollytots Limited.  The total initial consideration of $25.5 million consisted of $11.8 million in cash and the assumption of liabilities in the amount of $13.7 million, and resulted in goodwill of $3.0 million. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. Tollytots  is a leading designer and producer of  licensed baby dolls and baby doll pretend play accessories based on well-known brands and was included in our results of operations from the date of acquisition.

On October 8, 2008, we acquired substantially all of the stock of Kids Only, Inc. and a related Hong Kong company, Kids Only Limited (collectively, “Kids Only”).  The total initial consideration of $23.2 million consisted of $20.3 million in cash and the assumption of liabilities in the amount of $2.9 million, and resulted in goodwill of $12.5 million. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.6 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. Kids Only is a leading designer and producer of licensed indoor and outdoor kids’ furniture, and has an extensive portfolio which also includes baby dolls and accessories, room décor and a myriad of other children’s toy products  and was included in our results of operations from the date of acquisition.

On December 29, 2008, we acquired certain assets of Disguise, Inc. and a related Hong Kong company, Disguise Limited (collectively, “Disguise”).  The total initial consideration of $61.9 million consisted of $39.9 million in cash and the assumption of liabilities in the amount of $22.0 million, and resulted in goodwill of $51.6 million. We have not finalized our purchase price allocation for Disguise and will engage a third party to perform studies and valuations to the estimated fair value of assets and liabilities assumed.  Disguise is a leading designer and producer of Halloween and everyday costume play and was included in our results of operations from the date of acquisition

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	Years Ended December 31,
	2004	2005	2006	2007	2008
Net Sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Sales	60.6	59.7	61.5	62.2	64.4
Gross profit	39.4	40.3	38.5	37.8	35.6
Selling, general and administrative expenses	30.0	27.0	26.5	25.3	26.7
Write-down of intangible assets	—	—	—	—	1.0
Income from operations	9.4	13.3	12.0	12.5	7.9
Profit from video game joint venture	1.4	1.4	1.7	2.5	1.9
Other expense	—	(0.2)	—	—	—
Interest income	0.4	0.8	0.6	0.7	0.4
Interest expense	(0.8)	(0.7)	(0.6)	(0.6)	(0.3)
Income before income taxes	10.4	14.6	13.7	15.1	9.9
Provision for income taxes	2.7	5.0	4.4	4.7	1.4
Net income	7.7%	9.6%	9.3%	10.4%	8.5%

The following table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Years Ended December 31,
	2006	2007	2008

Net Sales
Traditional Toys	$692,498	$792,998	$816,852
Craft/Activity/Writing Products	52,834	39,632	65,888
Pet Products	20,054	24,455	20,657
	765,386	857,085	903,397
Cost of Sales
Traditional Toys	429,411	490,279	526,989
Craft/Activity/Writing Products	29,044	26,970	38,693
Pet Products	12,137	16,186	16,502
	470,592	533,435	582,184
Gross Margin
Traditional Toys	263,087	302,719	289,862
Craft/Activity/Writing Products	23,790	12,662	27,196
Pet Products	7,917	8,269	4,155
	$294,794	$323,650	$321,213

Comparison of the Years Ended December 31, 2008 and 2007

Net Sales

Traditional Toys.  Net sales of our Traditional Toys segment were $816.9 million in 2008, compared to $793.0 million in 2007, representing an increase of $23.9 million, or 3.0%.  The increase in net sales was primarily due to the contribution to sales from our Tollytots and Kids Only acquisitions of $10.4 million and strong sales of JAKKS™ dolls based on Hannah Montana®, Camp Rock™, Puppy In My Pocket & Friends™ and Narnia®, electronics based on JAKKS’ Eye Clops®, G2 Game Girl™ and UltiMotion™ brands, role-play and dress-up toys, including those based on Disney characters Hannah Montana® and classic princesses, and other products including Neopets® plush, offset in part by decreases in sales of some products, including WWE® and Pokemon® action figures and accessories, and other JAKKS products, including Plug It In & Play TV Games™, Fly Wheels® XPV products®, Doodle Bears®, Care Bears®, Cabbage Patch Kids®, Speedstacks®, The Cheetah Girls™ toys and junior sports products.

Craft/Activity/Writing Product.  Net sales of our Craft/Activity/Writing Products were $65.9 million in 2008, compared to $39.6 million in 2007, representing an increase of $26.3 million, or 66.4%.  The increase in net sales was primarily due to increases in sales of our Girl Gourmet™ and Spa Factory™ activity toys and our Spinz™ writing instruments, offset in part by decreases in sales of our Flying Colors® and Vivid Velvet® activities products and our Pentech™ and Color Workshop® writing instruments and related products.

Pet Products.  Net Sales of our Pet Products were $20.7 million in 2008, compared to $24.5 million in 2007, representing a decrease of $3.8 million, or 15.5%.  The decrease is mainly attributable to the less available shelf space for pet products at some of our major customer retail stores, and lower sales of consumable pet products. Sales of pet products were led by our AKG licensed line of products.

Cost of Sales

Traditional Toys.  Cost of sales of our Traditional Toys segment was $527.0 million, or 64.5% of related net sales, in 2008, compared to $490.3 million, or 61.8% of related net sales, in 2007, representing an increase of $36.7 million, or 7.5%.  The increase primarily consisted of an increase in product costs of $26.9 million, which is in line with the higher volume of sales.  Product costs as a percentage of sales increased primarily due to the mix of the product sold with higher product cost.  Furthermore, royalty expense for our Traditional Toys segment increased by $3.6 million, but remained consistent  as a percentage of net sales. Our depreciation of molds and tools increased by $6.2 million due to the increased number of new products being sold in this segment in 2008.

Craft/Activity/Writing Products .  Cost of sales of our Craft/Activity/Writing Products segment was $38.7 million, or 58.7% of related net sales, in 2008, compared to $27.0 million, or 68.1% of related net sales, in 2007, representing an increase of $11.7 million, or 43.3%.  Product costs increased by $13.7 million, which is in line with the higher volume of sales.  Product costs as a percentage of net sales decreased primarily due to the mix of the product sold and lower sales of closeout product.  Royalty expense decreased by $2.3 million and as a percentage of net sales due to changes in the product mix to more products with lower royalty rates or proprietary products with no royalty rates from products with higher royalty rates. Our depreciation of molds and tools increased by $0.4 million due to the increased number of new products being sold in this segment in 2008.

Pet Products ..  Cost of sales of our Pet Pal line of products was $16.5 million, or 79.9% of related net sales, in 2008, compared to $16.2 million, or 66.2% of related net sales, in 2007, representing an increase of $0.3 million, or 1.9%.   Product costs as a percentage of net sales increased primarily due to the mix of the product sold and sell-off of closeout product.  Royalty expense decreased by $0.1 million and as a percentage of sales. Additionally, our depreciation of molds and tools decreased by $0.3 million in 2008 due to less new products requiring molds and tools.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $241.3 million in 2008 and $216.7 million in 2007, constituting 26.7% and 25.3% of net sales, respectively.  The overall increase of $24.6 million in such costs was primarily due to the addition of overhead related to the operations of Tollytots, Kids Only and Disguise ($3.4 million) and increases in general and administrative expenses ($5.3 million), product development ($11.4 million), and other selling expenses ($11.0 million), offset in part by decreases in amortization expense related to intangible assets other than goodwill ($5.1 million) and share-based compensation expense ($1.8 million).  The increase in general and administrative expenses is primarily due to increases in salary and payroll taxes ($4.7 million) to support our growing business, travel and entertainment expense ($1.1 million), legal expense ($5.7 million), net of insurance reimbursements, bad debt expense ($1.0 million) due to refunds in 2007 of customer bankruptcies that had been previously written off and rent expense ($1.1 million), offset in part by offset in part by the reversal of FIN 48 penalty reserves ($1.4 million) related to income taxes and bonus expense ($9.1 million) due to the Company achieving a lower EPS growth. The increase in direct selling expenses is primarily due to an increase in advertising and promotional expenses of $7.5 million in 2008 in support of several of our product lines and other direct selling expenses of $4.4 million to support the increase in domestic sales, offset in part by decreases in sales commissions ($1.0 million).  From time to time, we may increase or decrease our advertising efforts, if we deem it appropriate for particular products.

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

Profit from Video Game Joint Venture

Profit from our video game joint venture in 2008 decreased to $17.1 million, as compared to $21.2 million in 2007, due to the lower sales of video games.  In 2008, the Smackdown vs. Raw 2008 game and video games on the new WII game platform were introduced.  The amount of the preferred return we will receive from the joint venture after June 30, 2006 became subject to change (see “Risk Factors” and “World Wrestling Entertainments Video Games” ).

  Interest Income

 Interest income in 2008 was $3.4 million, as compared to $6.8 million in 2007.  The decrease is due to lower interest rates during 2008 compared to 2007 and lower average cash balances.

  Interest Expense

 Interest expense was $2.4 million in 2008, as compared to $5.5 million in 2007. In 2008, we booked interest expense of $4.5 million related to our convertible senior notes payable, off set in part by a net benefit of $2.2 million related to FIN 48 pursuant to our January 1, 2007 adoption of the provisions of FIN 48. In 2007, we booked interest expense of $4.5 million related to our convertible senior notes payable and net interest expense $0.9 million related to FIN 48 pursuant to our January 1, 2007 adoption of the provisions of FIN 48.

   Provision for Income Taxes

 Provision for income taxes includes federal, state and foreign income taxes at effective tax rates of 31.3% in 2007, and 14.4% in 2008, benefiting from a flat tax rate of 17.5% and 16.5% for 2007 and 2008, respectively, on the Company’s income arising in, or derived from, Hong Kong.  The decrease in the effective rate in 2008 is primarily due to the recognition of certain discrete income tax adjustments recognized in the quarter ended September 30, 2008 and a change in the federal tax code which reduced the amount of foreign income includible on the federal income tax return. These discrete adjustments included the reconciliation of the 2007 income tax provision to the actual income tax liability as reflected in the Company’s income tax return in the amount of $5.0 million, and the reduction in income tax expense due to the recognition of a previously recorded potential income tax liability for uncertain tax positions that are no longer subject to audit due to the closure of the audit period.  As of December 31, 2008, the Company had net deferred tax liability of approximately $8.2 million,  inclusive of an allowance of $0.9 million that has been provided since, in the opinion of management, realization of the future benefit is uncertain.

Comparison of the Years Ended December 31, 2007 and 2006

Net Sales

Traditional Toys.  Net sales of our Traditional Toys segment were $793.0 million in 2007, compared to $692.5 million in 2006, representing an increase of $100.5 million, or 14.5%.  The increase in net sales was primarily due to impact of sales related to our Creative Designs line of products for the full twelve months ended December 31, 2007, as compared to only a part of the twelve months ended December 31, 2006 (as a result of the February 2006 acquisition of Creative Designs), which had incremental sales of $17.4 million, and increases in sales of WWE and Pokemon action figures and accessories, role-play and dress-up toys, Bio Bytes ™, Eye Clops™ Bionic Eye, Child Guidance pre-school toys, Hannah Montana dolls and accessories, In My Pocket  toys, Cheetah Girls toys, Sweet Secrets toys, Funnoodle pool toys and our Fly Wheels XPV® toys, offset in part by decreases in sales of Dragonball Z® action figures, JAKKS™ dolls, Plug It In & Play TV Games, wheels products, Telestory®, Vmigo®, Sky Dancers®, Doodle Bears® Dragon Flyz™, Trolls™, Care Bears®, Cabbage Patch Kids®, Speedstacks®, Snugglers™, RC Flight toys and our Go Fly A Kite® and junior sports products.

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

Cost of Sales

Traditional Toys.  Cost of sales of our Traditional Toys segment was $490.3 million, or 61.8% of related net sales, in 2007, compared to $429.4 million, or 62.0% of related net sales, in 2006, representing an increase of $60.9 million, or 14.2%.  The increase primarily consisted of an increase in product costs of $41.1 million, which is in line with the higher volume of sales.  Product costs as a percentage of sales decreased primarily due to the mix of the product sold with lower product cost.  Furthermore, royalty expense for our Traditional Toys segment increased by $16.9 million and as a percentage of net sales due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalty rates.  Additionally, certain royalty advances and guarantees were written off for licensed product whose sell-off period had expired or was projected to not recoup the advances through future sales or meet its contractual minimum guaranty.  Our depreciation of molds and tools increased by $2.9 million due to the increased number of new products being sold in this segment in 2007.

Craft/Activity/Writing Products.  Cost of sales of our Craft/Activity/Writing Products segment was $27.0 million, or 68.1% of related net sales, in 2007, compared to $29.0 million, or 55.0% of related net sales, in 2006, representing a decrease of $2.0 million, or 6.9%.  The decrease consisted of a decrease in product costs of $2.2 million, which is in line with the lower volume of sales.  Product costs as a percentage of net sales increased primarily due to the mix of the product sold and sell-off of closeout product.  Royalty expense increased by $0.3 million and as a percentage of net sales due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalty rates. Additionally, certain royalty advances and guarantees were written off for licensed product whose sell-off period had expired or was projected to not recoup the advances through future sales or meet its contractual minimum guaranty.  Our depreciation of molds and tools decreased by $0.2 million in 2007 due to lower level of product in this segment requiring molds and tools.

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

Profit from Video Game Joint Venture

Profit from our video game joint venture in 2007 increased to $21.1 million, as compared to $13.2 million in 2006, due to the strong performance of the new Smackdown vs. Raw 2007 game and stronger sales of existing titles in 2007 compared to 2006. Furthermore, we devoted and allocated $1.2 million less of JAKKS’ overhead to the video game joint venture.  The amount of the preferred return we will receive from the joint venture after June 30, 2006 became subject to change (see “Risk Factors”, infra, and Note 4 of the Notes to Consolidated Financial Statements, supra ).

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

	2007				2008
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Net sales	$124,062	$129,547	$318,391	$285,085	$130,935	145,291	357,824	269,347
As a % of full year	14.5%	15.1%	37.1%	33.3%	14.5%	16.1%	39.6%	29.8%
Gross Profit	45,508	45,295	124,050	108,797	47,441	52,058	129,065	92,649
As a % of full year	14.1%	14.0%	38.3%	33.6%	14.8%	16.2%	40.2%	28.8%
As a % of net sales	36.7%	35.0%	39.0%	38.2%	36.2%	35.8%	36.1%	34.4%
Income (loss) from operations	3,324	6,488	65,057	32,129	(894)	5,568	57,338	8,824
As a % of full year	3.1%	6.1%	60.8%	30.0%	-1.3%	7.9%	80.9%	12.5%
As a % of net sales	2.7%	5.0%	20.4%	11.3%	-0.7%	3.8%	16.0%	3.3%
Income before income taxes	4,762	7,403	67,087	50,289	1,300	5,994	60,803	20,802
As a % of net sales	3.8%	5.7%	21.1%	17.6%	1.0%	4.1%	17.0%	7.7%
Net income	3,238	5,034	47,318	33,401	877	4,156	54,145	16,879
As a % of net sales	2.6%	3.9%	14.9%	11.7%	0.7%	2.9%	15.1%	6.3%
Diluted earnings per share	$0.12	$0.17	$1.45	$1.03	$0.03	0.15	1.70	0.55
Weighted average shares and equivalents outstanding	27,985	33,133	33,145	33,251	28,453	32,594	32,257	32,312

During 2007, we recorded net interest expense of $0.9 million related to FIN 48

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

Recent Accounting Standards

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 (Revised) (“FAS 141(R)”), Business Combinations.  This statement contains specific guidance regarding the accounting for costs of business acquisitions and for estimating contingent consideration provisions at the time of acquisition. This new guidance replaces the previous guidance in FAS 141. We will adopt FAS 141(R) in calendar year 2009.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 157 (“FAS 157”) Fair Value Measurements . This standard provides new definitions for fair value and establishes a framework for measuring fair value in financial statements. FAS 157 became effective for us as of January 1, 2008 and the effect of the adoption of FAS 157 has been immaterial to our financial statements.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Under FIN 48, the tax benefit of uncertain tax positions may be recognized only if it is more likely than not that the tax position will be sustained, based solely on its technical merits presuming the tax authority has full knowledge of all relevant information.  Additionally, FIN 48 provides guidance on the de-recognition, classification, and accounting in interim periods and disclosure requirements for uncertain tax positions.  In the first quarter of 2007, we adopted FIN 48 which resulted in the recognition of an increased current and non-current income tax payable for unrecognized tax benefits of $15.6 million.  We have also recognized an additional liability of $2.5 million for penalties and $2.8 million for interest on the income tax liability.  These increases to the liabilities resulted in a reduction of $19.1 million to the January 1, 2007 balance of retained earnings, net of related tax benefits.  Current interest on income tax liabilities is recognized as interest expense and penalties on income tax liabilities are recognized as other expense in the consolidated statement of income.  During the year ended December 31, 2008, we reduced our net interest expense accrual by $2.2 million.

Liquidity and Capital Resources

As of December 31, 2008, we had working capital of $325.1 million, compared to $352.5 million as of December 31, 2007. This decrease was primarily attributable to acquisitions of Tollytots, Kids Only and Disguise, the repurchase of common stock, offset in part by net cash provided by our operating activities.

Operating activities provided net cash of $60.8 million in 2008, as compared to $91.9 million in 2007. Net cash was provided primarily by net income and non-cash charges, offset in part by changes in working capital. Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable for the three months ended December 31, 2008 decreased from approximately 55 days as of December 31, 2007 to approximately 49 days as of December 31, 2008. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of December 31, 2008, we had cash and cash equivalents of $169.5 million.

Our investing activities used net cash of $104.9 million in 2008, as compared to $37.9 million in 2007, consisting primarily of cash paid for the Creative Designs earn-out of $6.7 million, the Play Along earn-out of $6.7 million, the Pet Pal earn-out of $1.7 million, and goodwill and other intangibles assets purchased in the acquisition of  Tollytots for $10.1million, Kids Only for $17.0 million, and Disguise for $37.9 million;  and the purchase of office furniture and equipment and molds and tooling of $22.3 million used in the manufacture of our products and other assets. In 2007, our investing activities consisted primarily of cash paid for the Creative Designs earn-out of $6.7 million, the Play Along earn-out of $6.7 million, the Pet Pal earn-out of $2.0 million and the purchase of office furniture and equipment and molds and tooling of $18.1 million used in the manufacture of our products and other assets. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 14% payable on net sales of such products. As of December 31, 2008, these agreements required future aggregate minimum guarantees of $57.9 million, exclusive of $38.6 million in advances already paid. Of this $57.9 million future minimum guarantee, $22.2 million is due over the next twelve months.

Our financing activities used net cash of $27.6 million in 2008, consisting of cash paid for the repurchase of our common stock and restricted shares, partially offset by proceeds from the exercise of stock options and the tax benefit from the stock options exercised. In 2007, financing activities provided net cash of $2.8 million, consisting of proceeds from the exercise of stock options and the tax benefit from the stock options exercised.
.
The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 31, 2008 and is based on information appearing in the notes to the consolidated financial statements (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt	$—	$—	$—	$—	$—	$98,000	$98,000
Interest on long-term debt	4,533	4,533	4,533	4,533	4,533	42,870	65,535
Operating leases	13,661	11,986	8,271	7,217	3,783	5,419	50,337
Minimum guaranteed license/royalty payments	22,170	22,019	9,119	2,863	206	1,500	57,877
Employment contracts	3,989	2,755	475	—	—	—	7,219
Total contractual cash obligations	$44,353	$41,293	$22,398	$14,613	$8,522	$147,789	$278,968

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

In October 2004, we were named as a defendant in a lawsuit commenced by WWE (the “WWE Action”). The complaint also named as defendants, among others, the joint venture with THQ Inc., certain of our foreign subsidiaries and our three executive officers. The complaint was dismissed and an appeal has been filed with respect to the Judgment dismissing the WWE Action. In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York, alleging damages associated with the facts alleged in the WWE Action. In January 2008, the complaint was dismissed without prejudice to seeking leave to file an amended complaint. Such leave was sought in February 2008. Three shareholder derivative actions have also been filed against us, nominally, and against certain of our Board members (the “Derivative Actions”). The Derivative Actions seek to hold the individual defendants liable for damages allegedly caused to our Company by their actions, and, in one of the Derivative Actions, seeks restitution to our Company of profits, benefits and other compensation obtained by them.  In October 2006, WWE commenced a lawsuit against THQ and the joint venture concerning allegedly improper sales of WWE video games in Japan and other countries in Asia, seeking among other things, a declaration that WWE is entitled to terminate its video games license with the joint venture and monetary damages (the “Connecticut Action”). In spring 2007, WWE amended the complaint in the Connecticut Action to allege the matters set forth in the WWE Action. Thereafter, WWE amended the complaint in the Connecticut Action to allege state claim laws that had been alleged in the WWE Action. WWE submitted a proposed case management order in February 2008 and it provided for a trial on or after October 2009. On February 22, 2008, we submitted a response in which we requested that no case management order be adopted prior to the determination of the motion to strike and for summary judgment (the “Dispositive Motion”) because it would moot such a case management order but that if a case management order is to be adopted it should provide for a trial, if the matter is not fully dismissed, not before June 2010. The Dispositive Motion was made and granted and WWE is now appealing the dismissal with respect to the state law causes of action from the WWE Action. See “Legal Proceedings.”

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

In February 2006, we acquired substantially all of the assets of Creative Designs. The total initial purchase price of $111.1 million consisted of $101.7 million in cash, 150,000 shares of our common stock at a value of approximately $3.3 million and the assumption of liabilities in the amount of $6.1 million. In addition, we agreed to pay an earn-out of up to an aggregate amount of $20.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. For the years ended December 31, 2006, 2007 and 2008, $6.9 million, $6.7 million and $5.7 million, respectively, of the earn-out was earned and recorded as goodwill.  Creative Designs is a leading designer and producer of dress-up and role-play toys and is included in our results of operations from the date of acquisition.

In February 2008, our Board of Directors authorized us to repurchase up to $30.0 million of our common stock. In April and May 2008, we repurchased a total of 1,259,300 shares of our common stock at an average price of $23.82 per share for a total cost of $30.0 million. The stock repurchased represents approximately 4.4% of our outstanding shares of common stock.

In February 2009, parties to our class action lawsuit  notified the Court that an agreement in principle to settle this matter has been reached.  The agreement, which is subject to documentation and Court approval, will settle the matter for $3.9 million, without any admission of liability on the part of the Company, or its officers and directors. The Company expects for a significant portion of this settlement to be covered by insurance. See “Legal Proceedings.”

On October 7, 2008, we acquired substantially all of the assets of Tollytots Limited.  The total initial consideration of $25.5 million consisted of $11.8 million in cash and the assumption of liabilities in the amount of $13.7 million, and resulted in goodwill of $3.0 million. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. Tollytots is a leading designer and producer of licensed baby dolls and baby doll pretend play accessories based on well-known brands and was included in our results of operations from the date of acquisition.

On October 8, 2008, we acquired substantially all of the stock of Kids Only, Inc. and a related Hong Kong company, Kids Only Limited (collectively, “Kids Only”).  The total initial consideration of $23.2 million consisted of $20.3 million in cash and the assumption of liabilities in the amount of $2.9 million, and resulted in goodwill of $12.5 million. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.6 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. Kids Only is a leading designer and producer of licensed indoor and outdoor kids’ furniture, and has an extensive portfolio which also includes baby dolls and accessories, room décor and a myriad of other children’s toy products  and was included in our results of operations from the date of acquisition.

On December 29, 2008, we acquired certain assets of Disguise, Inc. and a related Hong Kong company, Disguise Limited (collectively, “Disguise”).  The total initial consideration of $61.9 million consisted of $39.9 million in cash and the assumption of liabilities in the amount of $22.0 million, and resulted in goodwill of $51.6 million. We have not finalized our purchase price allocation for Disguise and will engage a third party to perform studies and valuations to the estimated fair value of assets and liabilities assumed.  Disguise is a leading designer and producer of Halloween and everyday costume play and was included in our results of operations from the date of acquisition

In June 2003, we sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023. The notes may be converted into shares of our common stock at an initial conversion price of $20.00 per share, or 50 shares per note, subject to certain circumstances. The notes may be converted in each quarter subsequent to any quarter in which the closing price of our common stock is at or above a prescribed price for at least 20 trading days in the last 30 trading day period of the quarter.  The prescribed price for the conversion trigger is $24.00 through June 30, 2010, and increases nominally each quarter thereafter.  Cash interest is payable at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year, commencing on December 15, 2003. After June 15, 2010, interest will accrue at the same rate on the outstanding notes until maturity. At maturity, we will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance, unless redeemed or converted earlier.  The notes were not convertible as of December 31, 2008, and are not convertible in the first quarter of 2009.

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

We believe that our cash flows from operations and cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. We intend to finance our long-term liquidity requirements out of net cash provided by operations and net cash and cash equivalents.  As of December 31, 2008, we do not have any off-balance sheet arrangements.

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

Interest Rate Risk

In June 2003, we issued convertible senior notes payable of $98.0 million with a fixed interest rate of 4.625% per annum, which remain outstanding as of December 31, 2008. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JAKKS Pacific, Inc.
Malibu, California

We have audited the accompanying consolidated balance sheets of JAKKS Pacific, Inc. (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of income, other comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JAKKS Pacific, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company changed the manner in which it accounts for uncertain tax positions, due to the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), JAKKS Pacific, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Los Angeles, California
February 28, 2009

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2008
	(In thousands, except
	share data)
Assets
Current assets
Cash and cash equivalents	$241,250	$169,520
Marketable securities	218	195
Accounts receivable, net of allowance for uncollectible accounts of $1,354 and $2,005, respectively	174,451	147,587
Inventory	75,486	87,944
Income tax receivable	—	22,288
Deferred income taxes	13,921	17,993
Prepaid expenses and other	17,531	29,670
Total current assets	522,857	475,197
Property and equipment
Office furniture and equipment	9,961	12,390
Molds and tooling	44,333	63,075
Leasehold improvements	5,186	5,947
Total	59,480	81,412
Less accumulated depreciation and amortization	38,073	52,914
Property and equipment, net	21,407	28,498
Intangibles and other, net	30,402	33,061
Investment in video game joint venture	36,090	53,184
Goodwill, net	353,340	427,693
Trademarks, net	19,568	10,491
Total assets	$983,664	$1,028,124
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$52,287	$57,432
Accrued expenses	70,085	61,780
Reserve for sales returns and allowances	26,036	23,317
Short-term debt	—	417
Income taxes payable	21,997	7,190
Total current liabilities	170,405	150,136
Convertible senior notes	98,000	98,000
Other liabilities	6,432	2,112
Income taxes payable	11,294	4,686
Deferred income taxes	6,536	26,237
Total liabilities	292,667	281,171
Commitments and contingencies
Stockholders’ equity
Preferred shares, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized 28,275,116 and 27,521,278 shares issued and outstanding, respectively	28	28
Additional paid-in capital	312,127	292,809
Retained earnings	382,288	458,345
Accumulated other comprehensive loss	(3,446)	(4,229)
Total stockholders’ equity	690,997	746,953
Total liabilities and stockholders’ equity	$983,664	$1,028,124

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2007	2008
	(In thousands, except per share amounts)
Net sales	$765,386	$857,085	$903,397
Cost of sales	470,592	533,435	582,184
Gross profit	294,794	323,650	321,213
Selling, general and administrative expenses	202,482	216,652	241,301
Write-down of intangible assets	—	—	9,076
Income from operations	92,312	106,998	70,836
Profit from video game joint venture	13,226	21,180	17,092
Interest income	4,930	6,819	3,396
Interest expense	(4,533)	(5,456)	(2,425)
Income before provision for income taxes	105,935	129,541	88,899
Provision for income taxes	33,560	40,550	12,842
Net income	$72,375	$88,991	$76,057
Basic earnings per share	$2.66	$3.22	$2.78
Basic weighted number of shares	27,227	27,665	27,379
Diluted earnings per share	$2.30	$2.77	$2.42
Diluted weighted number of shares	32,714	33,149	32,637

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

	Years Ended December 31,
	2006	2007	2008
	(In thousands)
Other comprehensive income:
Net income	$72,375	$88,991	$76,057
Foreign currency translation adjustment	(638)	(19)	(783)
Other comprehensive income	$71,737	$88,972	$75,274

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In thousands)

	Common Stock				Accumulated
			Additional		Other	Total
	Number		Paid-in	Retained	Comprehensive	Stockholders’
	of Shares	Amount	Capital	Earnings	Loss	Equity
Balance, December 31, 2005	26,945	$27	$287,356	$240,057	$(2,789)	$524,651
Exercise of options	333	—	4,382	—	—	4,382
Stock option income tax benefit	—	—	1,509	—	—	1,509
Restricted stock grants	473	1	4,579	—	—	4,580
Compensation for vested stock options	—	—	1,902	—	—	1,902
Retirement of common stock	(124)	—	(2,798)	—	—	(2,798)
Issuance of common stock for Creative Designs	150	—	3,325	—	—	3,325
Net income	—	—	—	72,375	—	72,375
Foreign currency translation adjustment	—	—	—	—	(638)	(638)
Balance, December 31, 2006	27,777	28	300,255	312,432	(3,427)	609,288
Adoption of FIN 48	—	—	—	(19,135)	—	(19,135)
Exercise of options	391	—	6,470	—	—	6,470
Stock option income tax benefit	—	—	1,053	—	—	1,053
Restricted stock grants	323	—	8,082	—	—	8,082
Compensation for vested stock options	—	—	972	—	—	972
Retirement of common stock	(191)	—	(4,675)	—	—	(4,675)
Retirement of Restricted Stock	(25)	—	(30)	—	—	(30)
Net income	—	—	—	88,991	—	88,991
Foreign currency translation adjustment	—	—	—	—	(19)	(19)
Balance, December 31, 2007	28,275	28	312,127	382,288	(3,446)	690,997
Exercise of options	315	—	4,171	—	—	4,171
Stock option income tax benefit	—	—	1,338	—	—	1,338
Restricted stock grants	318	1	7,764	—	—	7,765
Compensation for vested stock options	—	—	537	—	—	537
Retirement of common stock	(1,259)	(1)	(30,000)	—	—	(30,001)
Retirement of Restricted Stock	(128)	—	(3,128)	—	—	(3,128)
Net income	—	—	—	76,057	—	76,057
Foreign currency translation adjustment	—	—	—	—	(783)	(783)
Balance, December 31, 2008	27,521	$28	$292,809	$458,345	$(4,229)	$746,953

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2007	2008
	(In thousands)
Cash flows from operating activities
Net income	$72,375	$88,991	$76,057
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	26,166	26,663	27,566
Share-based compensation expense	6,482	9,054	7,302
Profit from video game joint venture	(5,147)	(21,856)	(17,507)
Loss on disposal of property and equipment	48	1,781	99
Write-down of intangible assets	—	—	9,076
Deferred income taxes	(1,043)	2,644	14,367
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(52,885)	(21,334)	46,204
Inventory	(8,352)	1,329	(6,553)
Prepaid expenses and other	(8,293)	9,019	(6,329)
Income tax receivable	—	—	(22,288)
Accounts payable	12,608	(13,061)	(31,324)
Accrued expenses	1,882	14,493	(6,573)
Income taxes payable	14,756	(891)	(21,415)
Reserve for sales returns and allowances	5,253	(6,489)	(2,718)
Other liabilities	(140)	1,519	(5,169)
Total adjustments	(8,665)	2,871	(15,262)
Net cash provided by operating activities	63,710	91,862	60,795
Cash flows from investing activities
Purchases of property and equipment	(11,204)	(18,116)	(22,274)
Change in other assets	46	(4,208)	(2,155)
Change in deposits	(701)	17	(901)
Cash paid for net assets of businesses acquired	(109,845)	(15,605)	(79,598)
Net (purchases) sales of marketable securities	(210)	(7)	23
Net cash used by investing activities	(121,914)	(37,919)	(104,905)
Cash flows from financing activities
Proceeds from stock options exercised (net of cashless exercises of $ 2.8 million, $4.7 million and $3.1 million in 2006, 2007 and 2008, respectively)	1,584	1,765	1,043
Common stock repurchased	—	—	(30,001)
Tax benefit from stock options exercised	1,509	1,053	1,338
Net cash provided by (used in) financing activities	3,093	2,818	(27,620)
Impact of foreign currency translation	(638)	—	—
Net increase (decrease) in cash and cash equivalents	(55,749)	56,761	(71,730)
Cash and cash equivalents, beginning of year	240,238	184,489	241,250
Cash and cash equivalents, end of year	$184,489	$241,250	$169,520
Cash paid during the period for:
Interest	$4,533	$4,533	$4,610
Income taxes	$19,496	$32,198	$43,408

See Notes 5 and 18 for additional supplemental information to consolidated statements of cash flows.

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

The Company also will occasionally grant credits to facilitate markdowns and sales of slow moving merchandise. These credits are recorded as a reduction of gross sales at the time of occurrence. The Company’s reserve for sales returns and allowances decreased by $2.7 million from $26.0 million as of December 31, 2007 to $23.3 million as of December 31, 2008.  This decrease is primarily due to certain customers taking their year-end allowances related to 2007 and 2008 during 2008 and lower sales in the fourth quarter of 2008 compared to the fourth quarter of 2007.

Inventory

Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs and in-bound freight and duty, is valued at the lower of cost (first-in, first-out) or market, net of inventory obsolescence reserve, and consists of the following (in thousands):

	December 31,
	2007	2008
Raw materials	$1,694	$3,778
Finished goods	73,792	84,166
	$75,486	$87,944

Fair value of financial instruments

The Company’s cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of fair value. The fair value of the $98.0 million of convertible senior notes payable at December 31, 2007 and 2008 was approximately $137.7 million and $103.8 million, respectively, based on the most recent quoted market price.

Property and equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over their estimated useful lives as follows:

Office equipment	5 years
Automobiles	5 years
Furniture and fixtures	5 - 7 years
Molds and tooling	2 - 4 years
Leasehold improvements	Shorter of length of lease or 10 years

For the years ended December 31, 2006, 2007, and 2008, the Company’s aggregate depreciation expense related to property and equipment was $8.5 million, $11.4 million and $17.7 million, respectively.

Advertising

Production costs of commercials and programming are charged to operations in the period during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the period incurred. Advertising expense for the three years in the period ended December 31, 2008, was approximately $36.7 million, $22.3 million and $28.0 million, respectively.

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

Income taxes

The Company does not file a consolidated return with its foreign subsidiaries. The Company files federal and state returns and its foreign subsidiaries each file Hong Kong returns, as applicable. Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized as deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Accounting for the impairment of finite-lived intangible assets

Long-lived assets with finite lives, which include property and equipment and intangible assets other than goodwill, are evaluated at least annually for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.  Finite-lived intangible assets consist primarily of product technology rights, acquired backlog, customer relationships, product lines and license agreements. These intangible assets are amortized over the estimated economic lives of the related assets. Accumulated amortization as of December 31, 2007 and 2008 was $63.1 million and $72.5 million, respectively.

Goodwill and other indefinite-lived intangible assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment at least annually at the reporting unit level. Losses in value are recorded when and as material impairment has occurred in the underlying assets or when the benefits of the identified intangible assets are realized.  Indefinite-lived intangible assets other than goodwill consist of trademarks.

During the third quarter of 2008, the Company decided to discontinue the use of the “Toymax” and “Trendmaster” tradenames on products and market these products under the JAKKS Pacific trademark. Consequently, the intangible assets associated with these tradenames were written off to Write-down of Intangible Assets, resulting in a charge of $3.5 million. Also, the Company adjusted the value of the Child Guidance trademark to reflect lower sales expectations for this tradename, resulting in a charge to Write-down of Intangible Assets of $5.6 million.  As of December 31, 2008, there was no impairment to the underlying value of goodwill.

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

Share-based Compensation

In December 2004, the FASB issued SFAS 123 (Revised), Share-Based Payment, (“SFAS 123R”) which amends SFAS 123, Accounting for Stock Based Compensation, and SFAS 95, Statement of Cash Flows.  SFAS 123R requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements, and requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements.  SFAS 123R was effective for the Company beginning as of January 1, 2006, and the Company recorded $1.9 million, $1.0 million and $0.5 million of stock option expense in 2006, 2007 and 2008, respectively, and $4.6 million, $8.1 million and $6.8 million of restricted stock expense, respectively, in 2006, 2007 and 2008. See Note 16 for further details relating to share based compensation.

Earnings per share

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings per share (“EPS”) for the periods presented (in thousands, except per share data):

	2006
		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$72,375	27,227	$2.66
Effect of dilutive securities
Assumed conversion of convertible senior notes	2,946	4,900
Options and warrants	—	362
Diluted EPS	—	225
Income available to common stockholders plus assumed exercises and conversion	$75,321	32,714	$2.30

	2007
		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$88,991	27,665	$3.22
Effect of dilutive securities
Assumed conversion of convertible senior notes	2,946	4,900
Options and warrants	—	328
Unvested restricted stock grants	—	256
Diluted EPS
Income available to common stockholders plus assumed exercises and conversion	$91,937	33,149	$2.77

	2008
		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$76,057	27,379	$2.78
Effect of dilutive securities
Assumed conversion of convertible senior notes	2,946	4,900
Options and warrants	—	134
Unvested restricted stock grants	—	224
Diluted EPS
Income available to common stockholders plus assumed exercises and conversion	$79,003	32,637	$2.42

Basic earnings per share has been computed using the weighted average number of common shares outstanding. Diluted earnings per share has been computed using the weighted average number of common shares and common share equivalents outstanding (which consist of warrants, options, restricted stock and convertible debt to the extent they are dilutive).  Potentially dilutive stock options of 406,612, nil and 14,892 for the years ended December 31, 2006, 2007 and 2008, respectively, were not included in the computation of diluted earnings per share as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and to have included them would have been anti-dilutive. Potentially dilutive restricted stock of nil, 13,907 and nil for the years ended December 31, 2006, 2007 and 2008, respectively, were not included in the computation of diluted earnings per share as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such restricted stock and to have included them would have been anti-dilutive.

Recent Accounting Standards

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 (Revised) (“FAS 141(R)”), Business Combinations.  This statement contains specific guidance regarding the accounting for costs of business acquisitions and for estimating contingent consideration provisions at the time of acquisition. This new guidance replaces the previous guidance in FAS 141. The Company will adopt FAS 141(R) in calendar year 2009.

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 157 (“FAS 157”) Fair Value Measurements. This standard provides new definitions for fair value and establishes a framework for measuring fair value in financial statements. FAS 157 became effective for the Company as of January 1, 2008 and the effect of the adoption of FAS 157 has been immaterial to its financial statements.

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

Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three years in the period ended December 31, 2008 are as follows (in thousands):

	Years Ended December 31,
	2006	2007	2008
Net Sales
Traditional Toys	$692,498	$792,998	$816,852
Craft/Activity/Writing Products	52,834	39,632	65,888
Pet Products	20,054	24,455	20,657
	$765,386	$857,085	$903,397

	Years Ended December 31,
	2006	2007	2008
Operating Income
Traditional Toys	$83,521	$100,227	$65,133
Craft/Activity/Writing Products	6,372	4,079	4,604
Pet Products	2,419	2,692	1,099
	$92,312	$106,998	$70,836

	Years Ended December 31,
	2006	2007	2008
Depreciation and Amortization Expense
Traditional Toys	$24,780	$25,339	$25,332
Craft/Activity/Writing Products	995	829	1,182
Pet Products	391	495	185
	$26,166	$26,663	$26,699

	December 31,
	2007	2008
Assets
Traditional Toys	$840,232	$877,606
Craft/Activity/Writing Products	115,893	128,036
Pet Products	27,539	22,482
	$983,664	$1,028,124

The following tables present information about the Company by geographic area as of and for the three years ended December 31, 2008 (in thousands):

	December 31,
	2007	2008
Long-lived Assets
United States	$19,372	$26,179
Hong Kong	2,035	2,319
	$21,407	$28,498

	Years Ended December 31,
	2006	2007	2008
Net Sales by Geographic Area
United States	$666,294	$730,971	$741,486
Europe	30,169	37,585	46,832
Canada	27,067	29,155	36,929
Hong Kong	17,500	30,175	38,318
Other	24,356	29,199	39,832
	$765,386	$857,085	$903,397

Major Customers

Net sales to major customers were as follows (in thousands, except for percentages):

	2006		2007		2008
		Percentage of		Percentage of		Percentage of
	Amount	Net Sales	Amount	Net Sales	Amount	Net Sales
Wal-Mart	$210,758	27.5%	$219,145	25.5%	$272,211	30.1%
Target	134,347	17.6	142,026	16.6	118,850	13.2
Toys ‘R’ Us	104,392	13.6	140,387	16.4	119,125	13.2
	$449,497	58.7%	$501,558	58.5%	$510,186	56.5%

No other customer accounted for more than 10% of our total net sales.

At December 31, 2007 and 2008, the Company’s three largest customers accounted for approximately 82.2% and 74.0%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

Note 4—Joint Venture

The Company owns a fifty percent interest in a joint venture with THQ Inc. (“THQ”) which develops, publishes and distributes interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture has entered into a license agreement with an initial license period expiring December 31, 2009 and a renewal period at the option of the joint venture expiring December 31, 2014 under which it acquired the exclusive worldwide right to publish video games based on the WWE franchise on all hardware platforms. The Company’s investment is accounted for using the cost method due to the financial and operating structure of the venture and its lack of significant influence over the joint venture. The Company’s basis consists primarily of organizational costs, license costs and recoupable advances and is being amortized over the term of the initial license period. The joint venture agreement provides for the Company to receive guaranteed preferred returns through June 30, 2006 at varying rates of the joint venture’s net sales depending on the cumulative unit sales and platform of each particular game. The preferred return was subject to change after June 30, 2006 and was to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. The parties have not reached an agreement with respect to the preferred return for the Next Distribution Period and the preferred return for the Next Distribution Period is to be determined through arbitration.  The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned.  Based on the same rates as set forth under the original joint venture agreement, an estimated receivable of $52.8 million has been accrued for the period from July 1, 2006 to December 31, 2008, pending the resolution of this outstanding issue.  JAKKS seeks to retain the same rates as set forth under the original joint venture agreement, while THQ seeks to pay a substansially lower rate. In the event the arbitration results in a lower rate to the Company, there would be a material charge to earnings and reduction in the receivable from THQ. As of December 31, 2007 and 2008, the balance of the investment in the video game joint venture includes the following components (in thousands):

	December 31,
	2007	2008
Preferred return receivable	$35,338	$52,845
Investment costs, net	752	339
	$36,090	$53,184

 The Company’s joint venture partner retains the financial risk of the joint venture and is responsible for day-to-day operations, including development, sales and distribution, for which they are entitled to any remaining profits. In addition, THQ is entitled to receive a preferred return based on the sale by the Company of its WWE-themed TV Games. During 2006, 2007 and 2008, the Company earned $13.2 million, $21.2 million and $17.1 million, respectively, in net profit from the joint venture.

Note 5—Business Combinations

The Company acquired the following entities to further enhance its existing product lines and to continue diversification into other toy categories and seasonal businesses:

On October 7, 2008, the Company acquired substantially all of the assets of Tollytots Limited.  The total initial consideration of $25.5 million consisted of $11.8 million in cash and the assumption of liabilities in the amount of $13.7 million, and resulted in goodwill of $3.0 million. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $5.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned.  Tollytots is a leading designer and producer of licensed baby dolls and baby doll pretend play accessories based on well-known brands and was included in our results of operations from the date of acquisition.  Pro forma results of operations are not provided since the amounts are not material to the consolidated results of operations.

On October 8, 2008, the Company acquired substantially all of the stock of Kids Only, Inc, and a related Hong Kong company, Kids Only Limited (collectively, “Kids Only”).  The total initial consideration of $23.2 million consisted of $20.3 million in cash and the assumption of liabilities in the amount of $2.9 million, and resulted in goodwill of $12.5 million. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $5.6 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned.  Kids Only is a leading designer and producer of licensed indoor and outdoor kids’ furniture, and has an extensive portfolio which also includes baby dolls and accessories, room décor and a myriad of other children’s toy products  and was included in our results of operations from the date of acquisition.  Pro forma results of operations are not provided since the amounts are not material to the consolidated results of operations.

On December 29, 2008, the Company acquired certain assets of Disguise, Inc. and a related Hong Kong company, Disguise Limited (collectively, “Disguise”).  The total initial consideration of $61.9 million consisted of $39.9 million in cash and the assumption of liabilities in the amount of $22.0 million, and resulted in goodwill of $51.6 million. The Company has not finalized its purchase price allocation for Disguise and will engage a third party to perform studies and valuations to the estimated fair value of assets and liabilities assumed.  Disguise is a leading designer and producer of Halloween and everyday costume play and was included in our results of operations from the date of acquisition.  Pro forma results of operations are not provided since the amounts are not material to the consolidated results of operations.

In February 2006, the Company acquired substantially all of the assets of Creative Designs International, Ltd. and a related Hong Kong company, Arbor Toys Company Limited (collectively, “Creative Designs”). The total initial consideration of $111.1 million consisted of cash paid at closing in the amount of $101.7 million, the issuance of 150,000 shares of the Company’s common stock valued at approximately $3.3 million and the assumption of liabilities in the amount of $6.1 million, and resulted in the recording of goodwill in the amount of $53.6 million. Goodwill represents anticipated synergies to be gained via the combination of Creative Designs with the Company.  In addition, the Company agreed to pay an earn-out of up to an aggregate of $20.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. For the years ended December 31, 2006, 2007 and 2008, $6.9 million, $6.7 and $5.7 million, respectively, of the earn-out was earned and recorded as goodwill.  Creative Designs is a leading designer and producer of dress-up and role-play toys. This acquisition expands the Company’s product offerings in the girls role-play and dress-up area and brings it new product development and marketing talent. The Company’s results of operations have included Creative Designs from the date of acquisition.

The amount of goodwill from the Creative Designs acquisition that is expected to be deductible for federal and state income tax purposes is approximately $51.4 million. The total purchase price was allocated based on studies and valuations performed to the estimated fair value of assets acquired and liabilities assumed.  The purchase price allocation including an aggregate earn-out amount of $19.3 million earned through December 31, 2008 is set forth in the following table (in thousands):

Estimated fair value of net assets:
Current assets acquired	$15,655
Property and equipment, net	1,235
Other assets	103
Liabilities assumed	(6,081)
Intangible assets other than goodwill	40,488
Goodwill	72,853
$124,253

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

Year Ended December 31, 2006
Net sales	$778,269
Net income	$75,221
Basic earnings per share	$2.73
Weighted average shares outstanding	27,512
Diluted earnings per share	$2.38
Weighted average shares and equivalents outstanding	32,777

Note 6—Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2008 are as follows (in thousands):

	Traditional Toys	Craft/Activity /Writing Products	Pet Products	Total
Balance, December 31, 2006	$249,049	$82,826	$6,124	$337,999
Adjustments to goodwill during the year	13,341	—	2,000	15,341
Balance, December 31, 2007	262,390	82,826	8,124	353,340
Adjustments to goodwill during the year	72,693	—	1,660	74,353
Balance December 31, 2008	$335,083	$82,826	$9,784	$427,693

During 2007, adjustments to goodwill include earn-outs of $6.7 million, $6.6 million and $2.0 million earned during 2007 related to the Company’s Play Along, Creative Designs, an Pet Pal acquisitions, respectively. During 2008 adjustments to goodwill include earn-outs of $1.7 million and $5.7 million earned during 2008 related to the Company’s Pet Pal and Creative Designs acquisitions, respectively.   Please refer to Note 5 for goodwill for current year acquisitions.

Note 7—Intangible Assets Other Than Goodwill

Intangible assets other than goodwill consist primarily of licenses, product lines, debt offering costs from the Company’s convertible senior notes and trademarks. Amortized intangible assets are included in the Intangibles and other, net, in the accompanying balance sheets. Trademarks are disclosed separately in the accompanying balance sheets. Intangible assets are as follows (in thousands):

		December 31, 2007			December 31, 2008
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)

Amortized Intangible Assets:
Acquired order backlog	0.50	$1,298	$(1,298)	$—	$2,393	$(2,165)	$228
Licenses	4.41	58,699	(39,091)	19,608	67,088	(46,638)	20,450
Product lines	3.45	17,700	(17,700)	—	17,700	(17,700)	—
Customer relationships	5.57	3,646	(1,805)	1,841	4,096	(2,301)	1,795
Non-compete/Employment contracts	4.00	2,748	(2,348)	400	2,748	(2,703)	45
Debt offering costs	20.00	3,705	(847)	2,858	3,705	(1,033)	2,672
Total amortized intangible assets		87,796	(63,089)	24,707	97,730	(72,540)	25,190
Unamortized Intangible Assets:
Trademarks	indefinite	19,568	N/A	19,568	10,491	—	10,491
		$107,364	$(63,089)	$44,275	$108,221	$(72,540)	$35,681

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

For the years ended December 31, 2006, 2007, and 2008, the Company’s aggregate amortization expense related to intangible assets was $16.5 million, $14.6 million and $9.5 million, respectively. The Company currently estimates continuing amortization expense for the next five years to be approximately (in thousands):

2009	$8,410
2010	6,359
2011	4,558
2012	2,043
2013	2,075

Note 8—Concentration of Credit Risk

Financial instruments that subject the Company to concentration of credit risk are cash and cash equivalents and accounts receivable. Cash equivalents consist principally of short-term money market funds. These instruments are short-term in nature and bear minimal risk. To date, the Company has not experienced losses on these instruments.

The Company performs ongoing credit evaluations of its customers’ financial conditions, but does not require collateral to support domestic customer accounts receivable. Most goods shipped FOB Hong Kong or China are secured with irrevocable letters of credit.

At December 31, 2007 and 2008, the Company’s three largest customers accounted for approximately 82.2% and 74.0%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

Note 9—Accrued Expenses

Accrued expenses consist of the following (in thousands):

	2007	2008
Royalties	$25,318	$24,691
Bonuses	17,223	8,352
Acquisition earn-out	13,333	5,667
Employee salaries and benefits	1,273	1,832
Unearned revenue	172	554
Sales commissions	2,225	2,502
Accrued interest expense	198	526
Molds and tools	1,952	3,024
Acquisition license transfer fees	—	1,640
Acquisition working capital adjustment	—	4,983
Deposits	650	259
Other	7,741	7,750
	$70,085	$61,780

Note 10—Related Party Transactions

A director of the Company is a partner in a law firm that acts as counsel to the Company. The Company incurred legal fees and expenses to the law firm in the amount of approximately $2.7 million in 2006, $1.9 million in 2007 and $2.5 million in 2008. As of December 31, 2007 and 2008, legal fees and reimbusable expenses of $0.9 million and $1.5 million, respectively, were payable to this law firm.

Note 11—Convertible Senior Notes

Convertible senior notes consist of the following (in thousands):

	2007	2008
4.625% Convertible senior notes	$98,000	$98,000

In June 2003, the Company sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023. The notes may be converted into shares of the Company’s common stock at an initial conversion price of $20.00 per share, or 50 shares per note, subject to certain circumstances. The notes may be converted in each quarter subsequent to any quarter in which the closing price of the Company’s common stock is at or above a prescribed price for at least 20 trading days in the last 30 trading day period of the quarter.  The prescribed price for the conversion trigger is $24.00 through June 30, 2010, and increases nominally each quarter thereafter.  Cash interest is payable at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year, commencing on December 15, 2003. After June 15, 2010, interest will accrue at the same rate on the outstanding notes. At maturity, the Company will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance, unless redeemed or converted earlier.  The notes were not convertible as of December 31, 2008, and are not convertible in the first quarter of 2009.

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

Provision for income taxes includes Federal, state and foreign income taxes at effective tax rates of 31.7%, 31.3% and 14.4%, respectively for the years ended 2006, 2007 and 2008. The effective tax rate benefits from a tax rate of 17.5%, 17.5% and 16.5% for 2006, 2007 and 2008, respectively, on the Company’s income arising in, or derived from, Hong Kong. The decrease in the effective rate in 2008 is primarily due to the recognition of certain discrete income tax adjustments recognized in the quarter ended September 30, 2008 and a change in the federal tax code which reduced the amount of foreign income includible on the federal income tax return. These discrete adjustments included the reconciliation of the 2007 income tax provision to the actual income tax liability as reflected in the Company’s income tax return, and the reduction in income tax expense due to the de-recognition of a previously recorded potential income tax liability for uncertain tax positions that are no longer subject to audit due to the closure of the audit period. Absent these discrete items, the effective tax rate would be 32.2% in 2006, 33.2% in 2007, and 30.5% in 2008. As of December 31, 2008, the Company had net deferred tax liabilities of approximately $8.2 million, inclusive of an allowance of $0.9 million that has been provided since, in the opinion of management, realization of the future benefit is uncertain.

Income taxes reflected in the accompanying consolidated statements of income are comprised of the following (in thousands):

	2006	2007	2008
Federal	$22,031	$23,931	$(6,978)
State and local	4,310	6,016	(435)
Foreign	8,204	8,719	5,230
Total Current	34,545	38,666	(2,183)
APIC	58	1,053	1,338
Deferred	(1,043)	831	13,687
Total	$33,560	$40,550	$12,842

The components of deferred tax assets/(liabilities) are as follows (in thousands):

	2007	2008
Net deferred tax assets/(liabilities):
Current:
Reserve for sales allowances and possible losses	$115	$2,752
Accrued expenses	4,915	8,339
Restricted stock grant	3,076	2,974
Federal and state net operating loss carryforwards	2,993	920
Uncertain tax positions	624	715
Foreign tax and other credits	—	1,709
State income taxes	2,272	1,712
Other	(130)	(931)
Total current	13,865	18,190
Long Term:
Property and equipment	1,064)	4,555
Original issue discount interest	(12,249)	(16,623)
Deductible goodwill and intangibles	1,678	1,506
Foreign net operating loss carryforward	2,718	2,718
Stock options	802	818
Section 481(a) adjustments	(2,312	(1,266)
Income from joint venture	1,763	(17,945)
Uncertain tax positions	976	723
Total long-term	(5,560)	(25,514)
Valuation allowance related to state net operating loss carryforwards	(920)	(920)
Total net deferred tax assets/(liabilities)	$7,385	$(8,244)

Income tax expense varies from the U.S. federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates:

	2006	2007	2008
Federal income tax expense	35.0%	35.0%	35.0%
State income tax expense, net of federal tax effect	2.6	3.3	2.6
Effect of differences in U.S. and Foreign statutory rates	(5.4)	(5.1)	(6.5)
Uncertain tax positions	—	—	(10.4)
Filed return to provision	—	—	(5.6)
Other, including adjustments to previously accrued taxes for statute expirations	(0.5)	(1.9)	(0.7)
	31.7%	31.3%	14.4%

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

As of December 31, 2008, the Company has state net operating loss carryforwards of $12.5 million expiring through 2023 and 2024. These carryforwards resulted from the acquisitions of Toymax. As of December 31, 2008, the Company’s management concluded that a deferred tax asset valuation allowance was necessary for $0.9 million of the state net operating loss carryforwards due to uncertainty about the ability to utilize these losses prior to expiration.

The components of income before provision for income taxes are as follows (in thousands):

	2006	2007	2008
Domestic	$58,227	$73,115	$57,787
Foreign	47,708	56,426	31,112
	$105,935	$129,541	$88,899

As of January 1, 2007, the Company adopted the provisions of FIN 48 “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions (“UTP”) taken or expected to be taken in a tax return. As a result of FIN 48, the Company recognized a liability for UTP of $22.8 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. These UTPs are primarily due to income allocation issues between the United States and Hong Kong, and fixed asset depreciation in Hong Kong. The Company has also recognized an additional liability of $2.5 million for penalties and $2.8 for interest on the potential tax liability. These amounts were also accounted for as a reduction in the January 1, 2007 balance of retained earnings. Current interest on potential tax liabilities is recognized as interest expense.

Approximately $1.5 million of the liability for UTP relating to Hong Kong fixed asset depreciation was recognized during 2008.  The following table provides further information of UTPs that would affect the effective tax rate, if recognized, as of 12/31/08 (in millions):

Balance, January 1, 2007	$22.8
Current year additions	0.3
Current year reduction due to lapse of applicable statute of limitations	(2.8)
Balance, January 1, 2008	20.3
Current year additions	1.5
Current year reduction due to lapse of applicable statute of limitations	(9.9)
Balance, December 31, 2008	$11.9

Current year interest and penalty liability reversals related to UTPs are $2.2 million and $2.0 million, respectively. The interest and penalty liabilities related to UTPs is $1.5 million and nil on the December 31, 2008 statement of financial position.

Approximately $9.9 million of United States based UTPs became recognized during 2008 as they related to income tax years for which the audit period had expired. These items are included in the 2008 income tax provision. The tax years 2000 through 2008 are subject to examination in Hong Kong, the tax years 2005 through 2008 are subject to examination in the United States, and the tax year 2004 through 2008 are subject to examination in California.  In the normal course of business, the Company is audited by federal, state, and foreign tax authorities.  The U.S. Internal Revenue Service is performing a limited examination related to the 2005 and 2006 U.S. federal income tax returns. The Company will be under examination for various state jurisdictions during 2009.  The ultimate resolution of the U.S. and state examinations, including matters that may be resolved within the next twelve months, is not yet determinable.

Note 13—Leases

The Company leases office, warehouse and showroom facilities and certain equipment under operating leases. Rent expense for the years ended December 31, 2006, 2007 and 2008 totaled $9.1 million, $10.4 million and $11.5 million, respectively. The following is a schedule of minimum annual lease payments (in thousands).

2009	$13,661
2010	11,986
2011	8,271
2012	7,217
2013	3,783
Thereafter	5,419
$50,337

Note 14—Common Stock, Preferred Stock and Warrants

The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.

In January 2008, the Company issued an aggregate of 240,000 shares of restricted stock at an aggregate value of $5.7 million to two of its executive officers, which vest 50% in each of January 2009 and 2010 subject to acceleration based on the Company achieving certain financial performance criteria, and an aggregate of 25,340 shares of restricted stock to its five non-employee directors, which vest in January 2009, at an aggregate value of approximately $0.6 million. In February 2008, the Company issued an aggregate of 41,134 shares of restricted stock as 2007 bonus compensation to two of its executive officers, which vested immediately, at an aggregate value of approximately $1.0 million. In February 2008, the Company issued 3,593 shares of restricted stock as 2007 bonus compensation at a value of $0.1 million to an executive officer, which vests 50% on each of March 1, 2009 and 2010. During the twelve months ended December 31, 2008, the Company also issued 315,517 shares of common stock on the exercise of options at a value of $4.2 million, and 122,202 shares of restricted stock previously received by two executive officers were surrendered at a value of $3.0 million to cover their income taxes due on the 2008 vesting of the restricted shares granted to them in 2006, 2007 and 2008. This surrendered restricted stock was subsequently retired by the Company.

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

 In July 2008, the Company issued 7,500 shares of restricted stock at a value of $0.2 million to an employee, which vests 15% on July 1, 2008, 15% on each of December 2008 and 2009, 25% on December 31, 2010, and 30% on December 2011. This employee surrendered 489 shares at a value of $10,484 to cover his income taxes due on the July 1, 2008 vested shares. During 2008, certain employees surrendered an aggregate of 5,151 shares of restricted stock at a value of $112,593 to cover their income taxes due on the 2008 vesting of the restricted shares granted to them in 2006.

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

Warrant activity is summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding, December 31, 2008	100,000	$11.35

There has been no other warrant activity since the issuance in 2003.

Note 15—Commitments

The Company has entered into various license agreements whereby the Company may use certain characters and intellectual properties in conjunction with its products. Generally, such license agreements provide for royalties to be paid at 1% to 14% of net sales with minimum guarantees and advance payments.

Future annual minimum royalty guarantees as of December 31, 2008 are as follows (in thousands):

2009	$22,170
2010	22,019
2011	9,119
2012	2,863
2013	206
Thereafter	1,500
$57,877

The Company has entered into employment and consulting agreements with certain executives expiring through December 31, 2011. The aggregate future annual minimum guaranteed amounts due under those agreements as of December 31, 2008 are as follows (in thousands):

2009	$3,989
2010	2,755
2011	475
$7,219

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

Note 16—Share-Base Payments

Under its 2002 Stock Award and Incentive Plan (“the Plan”), which incorporated its Third Amended and Restated 1995 Stock Option Plan, the Company has reserved 6,525,000 shares of its common stock for issuance upon the exercise of options granted under the Plan, as well as for the awarding of other securities. Under the Plan, employees (including officers), non-employee directors and independent consultants may be granted options to purchase shares of common stock and other securities (Note 14). The vesting of these options and other securities may vary, but typically vest on a step-up basis over a maximum period of 5 years and restricted shares typically vest in the same manner, with the exception of certain awards vesting over one to two years.  Share-based compensation expense is recognized on a straight-line basis over the requisite service period.

Restricted Stock

Under the Plan, share-based compensation payments may include the issuance of shares of restricted stock. Two executive officers are each entitled to be awarded 120,000 shares of restricted stock annually on each January 1 (through and including January 1, 2010).  Such awards vest 50% each on the first and second anniversaries of issuance, subject to acceleration.  Beginning in January 2006, the Company’s five non-employee directors each receive annual grants of restricted stock at a value of $120,000 (or, for 2008, 5,068 shares per director) which vest after one year.   In January 2006 and 2007, respectively, the Company issued 268,660 shares of restricted stock at a value of $5.6 million and 267,340 shares of restricted stock at a value of $5.8 million to two executive officers and five non-employee directors of the Company.  During 2006, the Company granted and issued an aggregate of 204,500 shares of restricted stock to its employees, which vest over a five-year period, at an aggregate value of approximately $3.4 million, which represents the fair market value at the grant date.  In July 2007, the Company issued 15,000 shares of restricted stock at a value of $0.5 million to an executive officer, which vests one-third on each of December 31, 2007, 2008 and 2009.  During 2007, the Company granted and issued an aggregate of 41,000 shares of restricted stock to its employees at an aggregate value of approximately $1.1 million.  During 2008, the Company issued 310,067 shares of restricted stock at a value of $7.4 million to three executive officers and five non-employee directors of the Company.  During 2008, the Company granted and issued an aggregate of 27,500 shares of restricted stock to its employees at an aggregate value of approximately $0.6 million; of which, 20,000 shares were cancelled prior to vest at an aggregate value of $0.5 million and all expense related was reversed as of December 31, 2008 based on the one-year vest schedule associated with said restricted award.  As of December 31, 2008, 465,533 shares of the restricted stock remained unreleased, of which $3.4 million remained unamortized, including estimated forfeitures.

The table below summarizes the grant activity for the year ended December 31, 2008 and is broken down in the following three distinct groups because each group has unique characteristics: executives, board of directors, and employees:

Group Type	# Shares Granted	Grant Price Range	Vest Schedule Range
Executives	284,727	$23.61 - 27.83	1 – 3 years
Board of directors	25,340	$23.61	1 year
Employees	27,500	$22.36 – 23.61	Immediate - 5 years
Total	337,567	$22.36 – 27.83	Immediate – 5 years

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

The amount of share-based compensation expense recognized in the years ended December 31, 2006, 2007 and 2008 is based on options granted prior to January 1, 2006 and restricted stock issued during the years ended December 31, 2006, 2007 and 2008, and ultimately expected to vest, and it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes the total share-based compensation expense and related tax benefits recognized (in thousands):

	Year Ended December 31,
	2006	2007	2008

Stock option compensation expense	$1,093	$972	$537
Tax benefit related to stock option compensation	$623	$314	$180
Restricted stock compensation expense	$4,580	$8,082	$6,765
Tax benefit related to restricted stock compensation	$1,404	$2,859	$2,522

As of December 31, 2008, 513,459 shares were available for future grant. Additional shares may become available to the extent that options or shares of restricted stock presently outstanding under the Plan terminate or expire. Stock option activity pursuant to the Plan is summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding, December 31, 2005	1,804,106	$16.33
Granted	—	—
Exercised	(333,228)	13.15
Canceled	(8,500)	17.23
Outstanding, December 31, 2006	1,462,378	$17.05
Granted	—	—
Exercised	(391,200)	16.54
Canceled	(235,000)	17.10
Outstanding, December 31, 2007	836,178	$17.27
Granted	—	—
Exercised	(315,513)	13.22
Canceled	(43,150)	21.60
Outstanding, December 31, 2008	477,515	$19.55

The following characteristics apply to the Plan stock options that are fully vested, or expected to vest, as of December 31, 2008:

Aggregate intrinsic value of options outstanding	$794,278
Weighted-average contractual term of options outstanding	3.30
Number of options currently exercisable	328,015
Weighted-average exercise price of options currently exercisable	$18.66
Aggregate intrinsic value of options currently exercisable	$772,819
Weighted-average contractual term of currently exercisable	3.84

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Life	Exercise	Number	Exercise
Option Price Range	of Shares	in Years	Price	of Shares	Price
$11.56 – $19.27	160,396	3.88	$15.92	157,396	$15.86
$19.85 – $20.94	119,694	3.07	$20.31	82,644	$20.38
$22.01 – $22.11	197,425	2.97	$22.03	87,975	$22.05

Note 17—Employee Benefits Plan

The Company sponsors for its U.S. employees, a defined contribution plan under Section 401(k) of the Internal Revenue Code. The plan provides that employees may defer up to 50% of their annual compensation subject to annual dollar limitations, and that the Company will make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation. Company matching contributions, which vest immediately, totaled $0.7 million, $0.9 million and $1.2 million for 2006, 2007 and 2008, respectively.

Note 18—Supplemental Information to Consolidated Statements of Cash Flows

In 2008, two executive officers surrendered an aggregate of 122,202 shares of restricted stock at a value of $3.0 million to cover their income taxes due on the 2008 vesting of the restricted shares granted them in 2007. During 2008, certain employees surrendered an aggregate of 5,640 shares of restricted stock at a value of $0.1 million to cover their incomes taxes on the 2008 vesting of the restricted shares granted them in 2006.  Additionally, the Company recognized a $1.3 million tax benefit from the exercise of stock options.

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

Note 19—Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for the years 2007 and 2008 are summarized below:

	2007				2008
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Net sales	$124,062	$129,547	$318,391	$285,085	$130,935	$145,291	$357,824	$269,347
Gross profit	$45,508	$45,295	$124,050	$108,797	$47,441	$52,058	$129,065	$92,649
Income from operations	$3,324	$6,488	$65,057	$32,129	$(894)	$5,568	$57,338	$8,824
Income before income taxes	$4,762	$7,403	$67,087	$50,289	$1,300	$5,994	$60,803	$20,802
Net income	$3,238	$5,034	$47,318	$33,401	$877	$4,156	$54,145	$16,879
Basic earnings per share	$0.12	$0.18	$1.71	$1.20	$0.03	$0.15	$2.01	$0.62
Weighted average shares outstanding	27,498	27,631	27,733	27,738	28,060	27,288	26,981	27,065
Diluted earnings per share	$0.12	$0.17	$1.45	$1.03	$0.03	$0.15	$1.70	$0.55
Weighted average shares and equivalents outstanding	27,985	33,133	33,145	33,251	28,453	32,594	32,257	32,312

Note 20 — Litigation

In October 2004, the Company was named as a defendant in a lawsuit commenced by World Wrestling Entertainment, Inc. (“WWE”) (the “WWE Action”). The complaint also named as defendants, among others, the joint venture with THQ Inc., certain of the Company’s foreign subsidiaries and the Company’s three executive officers. The Complaint was amended, the antitrust claims were dismissed and, on grounds not previously considered by the Court, a motion to dismiss the RICO claim, the only remaining basis for jurisdiction, was argued and submitted in September 2006.  Discovery remained stayed. In December 2007 the Court dismissed the WWE Action and WWE appealed. The Company sought reconsideration of and filed a cross-appeal with respect to certain parts of the Court’s Orders. The appeal and cross-appeal were in abeyance pending the determination of the reconsideration motion. The reconsideration motion was granted in September 2008 and the Court held that the issue of the applicability of a January 2004 release executed by WWE in favor of the Company would not be determined in connection with the motion to dismiss. The cross-appeal was withdrawn without prejudice and the briefing of the appeal has been completed.

In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York, alleging damages associated with the facts alleged in the WWE Action (the “Class Action”). A motion to dismiss was filed, was fully briefed and argument occurred on November 30, 2006. The motion was granted without prejudice to seeking leave to amend; such leave was granted to plaintiffs, an amended complaint was filed and briefing has been completed with respect to a motion to dismiss, which was scheduled for argument in October 2008. That date was adjourned by the Court. The parties have notified the Court that an agreement in principle to settle this matter has been reached.  The agreement, which is subject to documentation and Court approval, will settle the matter for $3.9 million, without any admission of liability on the part of the Company, or its officers and directors.  The Company expects for a significant portion of this settlement to be covered by insurance. Three shareholder derivative actions have also been filed against the Company, nominally, and against certain of the Company’s Board members (the “Derivative Actions”). The Derivative Actions seek to hold the individual defendants liable for damages allegedly caused to the Company by their actions, and, in one of the Derivative Actions, seeks restitution to the Company of profits, benefits and other compensation obtained by them. These actions are currently stayed or the time to answer has been extended.

 The Company received notice from WWE alleging breaches of the video game license in connection with sales of WWE video games in Japan and other countries in Asia. The joint venture responded that WWE acquiesced in the arrangements, and separately released any claim against the joint venture in connection therewith and accordingly there is no breach of the joint venture’s video game license.  While the joint venture does not believe that WWE has a valid claim, it tendered a protective “cure” of the alleged breaches with a full reservation of rights. WWE “rejected” that cure and reserved its rights.  On October 12, 2006, WWE commenced a lawsuit in Connecticut state court against THQ and the joint venture, involving the claim set forth above concerning allegedly improper sales of WWE video games in Japan and other countries in Asia (the “JV Action”).  The lawsuit seeks, among other things, a declaration that WWE is entitled to terminate the video game license and monetary damages.  A motion to strike one claim was argued on March 12, 2007 and submitted to the Court.   Thereafter, WWE amended the complaint to import state law claims from the WWE Action. A motion to strike and for summary judgment (the “Dispositive Motion”) was briefed and argument took place on May 19, 2008. The Judge ordered the parties to file supplemental briefing on May 23, 2008, upon which filing the motion was submitted to the Court for decision. WWE filed a cross-motion for partial summary judgment with respect to the Company’s Release defense. At the end of August, the Court granted the Dispositive Motion. WWE moved to reargue that decision and that motion was denied. WWE has filed an appeal and it is anticipated that briefing of that appeal will be scheduled. THQ filed a cross-complaint which asserts claims by THQ and Mr. Farrell for indemnification from the Company in the event that WWE prevails on any of its claims against THQ and Farrell and also asserts claims by THQ that the Company breached its fiduciary duties to THQ in connection with the videogame license between WWE and THQ/JAKKS Pacific LLC and seeks equitable and legal relief, including substantial monetary and exemplary damages against the Company in connection with this claim. The Company requested that the THQ claims be revised and objection thereto was filed but this issue has not been resolved. Discovery is currently proceeding in this matter. The Company intends to contest all of these claims vigorously.

WWE filed a motion for partial summary judgment with respect to the claims remaining in the Joint Venture Action which seeks a declaration that WWE may terminate the joint venture’s videogame license.  The joint venture has opposed this motion and has filed a motion for summary judgment dismissing the JV Action as a matter of law on multiple grounds.

In connection with the joint venture with THQ (see Note 4), the Company receives its profit through a preferred return based on net sales of the joint venture, which was to be reset as of July 1, 2006 for the period through December 31, 2009 (the “Next Distribution Period”). The agreement with THQ provides for the parties to agree on the reset of the preferred return or, if no agreement is reached, for arbitration of the issue. No agreement has been reached and the preferred return for the Next Distribution Period is to be determined through arbitration.  The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned.  Based on the same rates as set forth under the original joint venture agreement, an estimated receivable of $52.8 million for the cumulative preferred return for the period from July 1, 2006 to December 31, 2008 has been accrued as of December 31, 2008 pending the resolution of this outstanding issue.   JAKKS seeks to retain the same rates as set forth under the original joint venture agreement while THQ seeks to pay a substantially lower rate.  In the event the arbitration results in a lower rate to the Company, there would be a material charge to earnings and reduction in the receivable from THQ.

The claims and counterclaims involving Jax, Ltd. have been dismissed with prejudice.

The Company is a party to, and certain of its property is the subject of, various other pending claims and legal proceedings that routinely arise in the ordinary course of its business. Other than with respect to the claims in the WWE Action, the JV Action and the matter of the reset of the preferred return from THQ in connection with the joint venture, with respect to which the Company cannot give assurance as to the outcome, the Company does not believe that any of these claims or proceedings will have a material effect on its business, financial condition or results of operations.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JAKKS Pacific, Inc.
Malibu, California

The audits referred to in our report dated February 28, 2009 relating to the consolidated financial statements of JAKKS Pacific, Inc., which is contained in Item 8 of this Form 10-K also included the audit of the accompanying financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Los Angeles, California
February 28, 2009

JAKKS PACIFIC, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2006, 2007 and 2008

Allowances are deducted from the assets to which they apply, except for sales returns and allowances.

	Balance at	Charged to	Charged to			Balance
	Beginning	Costs and	Other			at End
	of Period	Expenses	Accounts		Deductions	of Period
	(In thousands)
Year ended December 31, 2006:
Allowance for:
Uncollectible accounts	$2,336	$37	$—		$(1,167)	$1,206
Reserve for potential product obsolescence	7,447	3,412	—		(3,504)	7,355
Reserve for sales returns and allowances	25,123	49,951	2,213	(a)	(44,698)	32,589
	$34,906	$53,400	$2,213		$(49,369)	$41,150
Year ended December 31, 2007:
Allowance for:
Uncollectible accounts	$1,206	$(269)	$—		$417	$1,354
Reserve for potential product obsolescence	7,355	2,788	—		(5,072)	5,071
Reserve for sales returns and allowances	32,589	40,193	—		(46,746)	26,036
	$41,150	$42,712	$—		$(51,401)	$32,461
Year ended December 31, 2008:
Allowance for:
Uncollectible accounts	$1,354	$812	$—		$(161)	$2,005
Reserve for potential product obsolescence	5,071	3,943	—		(3,906)	5,108
Reserve for sales returns and allowances	26,036	60,274	—		(62,993)	23,317
	$32,461	$65,029	$—		$(67,060)	$30,430
___________

(a)	Creative Designs acquired reserve.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. We believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

Management’s assessment did not include the internal controls of Tollytots, Kids Only or Disguise, due to the limited time between the respective purchase dates and management’s assessment.

Our independent auditors have issued a report on our internal controls over financial reporting. This report appears below.

Report of the Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JAKKS Pacific, Inc.
Malibu, California

We have audited JAKKS Pacific, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). JAKKS Pacific, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Item 9A, “Management’s Annual Report on Internal Control over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Kids Only Inc. and Kids Only Limited, which were acquired on October 7, 2008, Tollytots Limited, which was acquired on October 8, 2008, and Disguise, Inc. and Disguise Limited, which were acquired on December 29, 2008 (collectively, the “Acquired Entities”), and which are included in the consolidated balance sheets of JAKKS Pacific, Inc. as of December 31, 2008, and the related consolidated statements of income, other comprehensive income, stockholders’ equity, and cash flows for the year then ended. The Acquired Entities constituted 10.1% and 9.5% of total assets and net assets, respectively, as of December 31, 2008, and 1.2% and 3.4% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the Acquired Entities because of the timing of the acquisitions which were completed during the year ended December 31, 2008. Our audit of internal control over financial reporting of JAKKS Pacific, Inc. also did not include an evaluation of the internal control over financial reporting of the Acquired Entities.

In our opinion, JAKKS Pacific, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of JAKKS Pacific, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of income, other comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 28, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Los Angeles, California
February 28, 2009

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Positions with the Company
Jack Friedman	69	Chairman and Chief Executive Officer
Stephen G. Berman	44	Chief Operating Officer, President, Secretary and Director
Joel M. Bennett	47	Executive Vice President and Chief Financial Officer
Dan Almagor	55	Director
David C. Blatte	44	Director
Robert E. Glick	63	Director
Michael G. Miller	61	Director
Murray L. Skala	62	Director

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

Murray L. Skala has been one of our directors since October 1995. Since 1976, Mr. Skala has been a partner of the law firm  Feder Kaszovitz LLP (f/k/a Feder, Kaszovitz, Isaacson, Weber, Skala, Bass & Rhine LLP), our general counsel.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during 2008 and Forms 5 and amendments thereto furnished to us with respect to 2008, during 2008, Jack Friedman and Stephen Berman, executive officers of our Company and members of our Board of Directors, each untimely filed one report on Form 4 reporting  one  late transaction and Michael Miller, one of our directors, also untimely filed one report on Form 4 reporting one late transaction.  Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during 2008 and Forms 5 and amendments thereto furnished to us with respect to 2008, all other Forms 3, 4 and 5 required to be filed during 2008 were done so on a timely basis.

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

Administration and Process

Our executive compensation program is administered by the Compensation Committee.  The Compensation Committee receives legal advice from our outside general counsel and has retained Frederick W. Cook & Co., Inc. (“FWC), a compensation consulting firm, that provided advice directly to the Compensation Committee.  The base salary, bonus structure and the long-term equity compensation of our executive officers are governed by the terms of their individual employment agreements (see “-Employment Agreements and Termination of Employment Arrangements”).  With respect to our chief executive officer and president (now our co-chief executive officers), the Compensation Committee, with input from FWC, establishes target performance levels for incentive bonuses based on a number of factors that are designed to further our executive compensation objectives, including our performance, the compensation received by similarly-situated executive officers at peer group companies, the conditions of the markets in which we operate and the relative earnings performance of peer group companies.

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

The Compensation Committee also annually reviews the overall compensation of our named executive officers for the purpose of determining whether discretionary bonuses should be granted.  In 2008, FWC presented a report to the Compensation Committee comparing our performance, size and executive compensation levels to those of peer group companies.  FWC also reviewed with the Compensation Committee the base salaries, annual bonuses, total cash compensation, long-term compensation and total compensation of our senior executive officers relative to those companies.  The performance comparison presented to the Compensation Committee each year includes a comparison of our total shareholder return, earnings per share growth, sales, net income (and one-year growth of both measures) to the peer group companies.  The Compensation Committee reviews this information along with details about the components of each named executive officer’s compensation.

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

Base Salary

Each of our named executive officers received compensation in 2008 pursuant to the terms of his respective employment agreement.  As discussed in greater detail below, the employment agreements for Messrs. Friedman and Berman expire on December 31, 2010 and Mr. Bennett’s employment agreement expires on December 31, 2009.  Pursuant to the terms of their employment agreements, Messrs. Friedman and Berman each receive a base salary which, pursuant to his employment agreement, is increased automatically each year by $25,000. Mr. Bennett’s employment agreement does not provide for automatic annual increases in base salary.  Any increase or additional increase in base salary, as the case may be, is determined by the Compensation Committee based on a combination of two factors. The first factor is the Compensation Committee’s evaluation of the salaries paid in peer group companies to executives with similar responsibilities. The second factor is the Compensation Committee’s evaluation of the executive’s unique role, job performance and other circumstances. Evaluating both of these factors allows us to offer a competitive total compensation value to each individual named executive officer taking into account the unique attributes of, and circumstances relating to, each individual, as well as marketplace factors. This approach has allowed us to continue to meet our objective of offering a competitive total compensation value and attracting and retaining key personnel. Based on its review of these factors, the Compensation Committee determined not to increase any of the base salaries of Messrs. Friedman and Berman above the contractually required minimum increase in 2009 as unnecessary to maintain our competitive total compensation position in the marketplace, but did determine to raise Mr. Bennett’s base salary for 2008 by $20,000.

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

The employment agreements for Messrs. Friedman and Berman provide for an incentive cash bonus award based on a percentage of each participant’s base salary if the performance goals set by the Compensation Committee are met for that year.  The employment agreements mandate that the specific criteria to be used is earnings per share and the Compensation Committee sets the various target thresholds to be met to earn increasing amounts of the bonus up to a maximum of 200% of base salary, although the Compensation Committee has the ability to increase the maximum in its discretion.  During the first quarter of each year, the Compensation Committee meets to establish the target thresholds for that year.  During 2008, the Company’s EPS declined so  Messrs. Friedman and Berman were not entitled to a mandated cash bonus. Mr. Bennett’s employment agreement provides for an annual bonus of up to 50% of his base salary to be awarded in the discretion of the Compensation Committee or the Board of Directors, upon consideration of such factors as economic and business conditions affecting us and his personal performance. Following such consideration, the Compensation Committee determined to award Mr. Bennett a cash bonus of $125,000 for 2008.

The employment agreement for each of our named executive officers contemplates that the Compensation Committee may grant discretionary bonuses in situations where, in its sole judgment, it believes they are warranted.  The Compensation Committee approaches this aspect of the particular executive’s compensation package by looking at the other components of each executive’s aggregate compensation and then evaluating if any additional compensation is appropriate to meet our compensation goals.  As part of this review, the Compensation Committee, with significant input from FWC, collects information about the total compensation packages in our peer group and various indicia of performance by the peer group such as sales, one-year sales growth, net income, one-year net income growth, market capitalization, size of companies, one- and three-year stockholder returns, etc. and then compares such data to our corresponding performance data.  The Compensation Committee also gave particular consideration to the fact that we successfully completed three acquisitions, including the Disguise Halloween business, during 2008; the fact that we maintained our gross revenue levels in 2008 compared to 2007 despite the onset of a serious world-wide economic downturn during the latter part of 2008; and that management quickly identified successors within the company to assume responsibility for its CDI division with the departure of Geoffrey Greenberg at the end of 2008 following months of discussions with Mr. Greenberg regarding renewal of his employment agreement. In addition, in the case of Mr. Bennett, the Compensation Committee and the Board of Directors considered the continued expansion of Mr. Bennett’s responsibilities as a result of our growth and Mr. Bennett’s management of the integration of the operations we acquired into our overall financial controls. Following consideration of all of the above as well as input from FWC, the Compensation Committee approved discretionary bonuses in the amount of $250,000 to each of Messrs. Friedman and Berman (representing less than 23% of their respective 2008 base salary).  As a condition to this award, the Compensation Committee required that Messrs. Friedman and Berman agree that, with respect to the 120,000 shares of our restricted stock each received on January 1, 2009 pursuant to the terms of their employment agreements, sale or transfer of 7,250 of the first 60,000 shares scheduled to vest on January 1, 2010 be restricted for two years from the date of vesting and sale or transfer of 7,250 of the balance of such 120,000 shares initially scheduled to vest on January 1, 2011 (subject to acceleration as provided in their respective employment agreements) be restricted for two years from the vesting date of the balance of such 120,000 shares.

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

The employment agreements for Messrs. Friedman and Berman provide for annual grants of 120,000 shares of restricted stock subject to a two-year vesting period, all or part of which may be accelerated to one year if we achieve earnings per share growth targets.  The initial vesting of the restricted stock is subject to our achieving pre-tax income in excess of $2 million in the fiscal year that the grant is made.  Since we had in excess of $2 million of pre-tax income for 2008, 50% of the 2008 restricted stock awards to Messrs. Friedman and Berman vested on January 1, 2009  The remaining 50% of the 2008 award will vest on January 1, 2010.  Mr. Bennett’s employment agreement does not provide for any specified award of restricted shares, rather the Compensation Committee has discretion to determine if an award of restricted shares (or stock options) should be granted and if granted, the specific terms of the grant.

After a review of all of the factors discussed above, the Compensation Committee determined that, in keeping with our compensation objectives, other than the contractual amounts no additional restricted stock (or stock option) awards should be granted to our named executives for fiscal 2008.

Other Benefits and Perquisites

Our executive officers participate in the health and dental coverage, life insurance, paid vacation and holidays, 401(k) retirement savings plans and other programs that are generally available to all of the Company’s employees.

The provision of any additional perquisites to each of the named executive officers is subject to review by the Compensation Committee.  Historically, these perquisites include payment of an automobile allowance and matching contributions to a 401(k) defined contribution plan.  In 2008, the named executive officers were granted the following perquisites:  automobile allowance and matching contributions to a 401(k) defined contribution plan.  We value perquisites at their incremental cost to us in accordance with SEC regulations.

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

Retirement Plans

Mr. Friedman’s employment agreement provides that, commencing at age 67, he may retire and receive a single-life annuity retirement payment of $975,000 per year for a period of ten (10) years following his retirement.  Mr. Friedman is currently 69 years old.  In the event of his death during such period, his estate will receive a death benefit equal to the difference between $2,925,000 and retirement benefits previously paid to him.  This retirement benefit is conditioned upon Mr. Friedman agreeing to accept the position of Chairman Emeritus of our Board of Directors, if so requested by the Board.

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

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis (the “CD&A”) for the year ended December 31, 2008 with management. In reliance on the reviews and discussions referred to above, the compensation committee recommended to the board, and the board has approved, that the CD&A be furnished in the annual report on Form 10-K for the year ended December 31, 2008.

By the Compensation Committee of the Board of Directors: Robert E. Glick, Chairman Dan Almagor, Member Michael G. Miller, Member

The following table sets forth the compensation we paid for our fiscal years ended December 31, 2006, 2007 and 2008 to (i) our Chief Executive Officer; (ii) each of our other executive officers whose compensation exceeded $100,000 on an annual basis; and (iii) up to two additional individuals for whom disclosure would have been provided under the foregoing clause (ii) but for the fact that the individual was not serving as an executive officer of our Company at the end of the last completed fiscal year (collectively, the “Named Officers”).

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (5)	Total ($)
Jack Friedman	2008	1,090,000	250,000	2,833,200	(1)				33,500	4,206,700
Chairman and	2007	1,065,000	2,662,500	3,421,400	(2)	—	—	—	28,000	7,176,900
Chief Executive Officer	2006	1,040,000	250,000	1,884,600	(3)	—	—	—	28,000	3,202,000

Stephen G. Berman	2008	1,090,000	250,000	2,833,200	(1)				29,200	4,202,400
Chief Operating	2007	1,065,000	2,662,500	3,421,400	(2)	—	—	—	25,500	7,176,900
Officer, President and Secretary	2006	1,040,000	250,000	1,884,600	(3)	—	—	—	25,500	3,199,500

Joel M. Bennett	2008	420,000	125,000	99,993	(4)				23,500	668,493
Executive Vice	2007	400,000	300,000	155,200		—	—	—	19,500	874,700
President and Chief Financial Officer	2006	360,000	300,000	—		—	—	—	14,700	674,700
____________

(1)
Pursuant to the 2002 Plan, on January 1, 2008, 120,000 shares of restricted stock were granted to the Named Officer, of which 50% vest on January 1, 2009 and 50% vest on January 1, 2010, subject to acceleration.  The amount in this column was calculated as the product of (a) 120,000 shares of restricted stock multiplied by (b) $23.61, the last sales price of our common stock, as reported by Nasdaq on January 1, 2008, the date the shares were granted. See “— Critical Accounting Policies.”

(2)
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

(3)
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

(4)
The amount in this column was calculated as the product of (a) 3,593 shares of restricted stock multiplied by (b) $27.83, the last sales price of our common stock, as reported by Nasdaq on February 28, 2008, the date before the shares were granted,

(5)
Represents automobile allowances paid in the amount of $18,000 to each of Messrs. Friedman and Berman and $7,200, $12,000 and $12,000 for 2006, 2007 and 2008, respectively, to Mr. Bennett and matching contributions made by us to the Named Officer’s 401(k) defined contribution plan in the amount of $10,000, $7,500 and $7,500, respectively, for 2006 and 2007 and $15,500, $11,200 and $11,500, respectively, for 2008 for Messrs. Friedman, Berman and Bennett. See “— Employee Pension Plan.”

The following table sets forth certain information regarding the annual bonus performance structure for our fiscal year ended December 31, 2007 for the Named Officers:

Grants of Plan-Based Awards

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Options Awards: Number of Securities Underlying	Exercise or Base Price of Option	Closing Price of Stock on Grant	Grant Date Fair Value Of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Or Units (#)	Options (#)	Awards ($/Sh)	Date ($)	Awards ($) (1)
Jack Friedman	1/1/08	—	—	—	—	—	—	120,000	—	—	23.61	2,833,200

Stephen G. Berman	1/1/08	—	—	—	—	—	—	120,000	—	—	23.61	2,833,2000

Joel M. Bennett	2/28/08	—	—	—	—	—	—	3,593	—	—	27.83	99,993

(1) The product of (x) $23.61 for Messrs. Friedman and Berman (the closing sale price of the common stock on December 31, 2007) and $27.83 for Mr. Bennett (the closing sale price of the common stock on February 28, 2008) multiplied by (y) the number of restricted shares granted on January 1, 2008 for Messrs. Friedman and Berman and on February 29, 2008, for Mr. Bennett.

The following table sets forth certain information regarding all equity-based compensation awards outstanding as of December 31, 2008 by the Named Officers:

Outstanding Equity Awards At Fiscal Year-end

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jack Friedman	—	—	—	—	—	135,000	2,785,050	—	—

Stephen G. Berman	—	—	—	—	—	135,000	2,785,050	—	—

Joel M. Bennett	—	—	—	—	—	8,593	177,274	—	—

(1)	The product of (x) $20.63 (the closing sale price of the common stock on December 31, 2008) multiplied by (y) the number of unvested restricted shares outstanding.

The following table sets forth certain information regarding amount realized upon the vesting and exercise of any equity-based compensation awards during 2008 by the Named Officers:

Options Exercises And Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Jack Friedman	—	—	155,567	3,882,634

Stephen G. Berman	—	—	155,567	3,882,634

Joel M. Bennett	—	—	5,000	103,150

(1)	Represents the product of (x) the closing sale price of the common stock on the date of vesting multiplied by (y) the number of restricted shares vested.

Potential Payments upon Termination or Change in Control

The following tables describe potential payments and other benefits that would have been received by each Named Officer at, following or in connection with any termination, including, without limitation, resignation, severance, retirement or a constructive termination of such Named Officer, or a change in control of our Company or a change in such Named Officer’s responsibilities on December 31, 2008.  The potential payments listed below assume that there is no earned but unpaid base salary at December 31, 2008.

Jack Friedman

	Upon Retirement	Quits For “Good Reason” (3)	Upon Death	Upon “Disability” (4)	Termination Without “Cause”	Termination For “Cause” (6)	Involuntary Termination In Connection with Change of Control(7)
Base Salary	$-	$931,875	$-	$(5)	$931,875	$-	$3,259,100	(8)
Retirement Benefit (1)	-	-	-	-	-	-	-
Restricted Stock - Performance-Based	-	-	-	-	-	-	2,475,600	(9)
Annual Cash Incentive Award (2)	-	-	-	-	-	-	-

Stephen G. Berman

	Upon Retirement	Quits For “Good Reason” (3)	Upon Death	Upon “Disability” (4)	Termination Without “Cause”	Termination For “Cause” (6)	Involuntary Termination In Connection with Change of Control(7)
Base Salary	$-	$931,875	$-	$-	$931,875	$-	$3,259,100	(8)
Restricted Stock - Performance-Based	-	-	-	-	-	-	2,475,600	(9)
Annual Cash Incentive Award (2)	-	-	-	-	-	-	-

Joel M. Bennett

	Upon Retirement	Quits For “Good Reason” (3)	Upon Death	Upon “Disability” (4)	Termination Without “Cause”	Termination For “Cause” (6)	Involuntary Termination In Connection with Change of Control(7)
Base Salary	$-	$420,000	$210,000	$210,000	$420,000	$-	$210,000
Restricted Stock - Performance-Based	-	-	-	-	-	-	-
Annual Cash Incentive Award (2)	-	-	-	-	-	-	-

_______________
(1) Mr. Friedman’s employment agreement with us (see “ - Employment Agreements”) provides that if he retires and is at least 67 years old, then he is entitled to be paid an annual retirement benefit of $975,000 (the “Retirement Benefit”) during the 10-year period following his retirement; provided, however, that Mr. Friedman must agree to serve as our non-executive Chairman Emeritus for so long as may be requested by the Board of Directors; and provided further, however, that if Mr. Friedman dies before the payment of his entire Retirement Benefit, the remaining Retirement Benefit will be reduced such that his designated beneficiary or estate, as the case may be, will receive in a lump sum the positive difference, if any, between $2,925,000 and any Retirement Benefit already paid to him.  Mr. Friedman was 69 years of age as at December 31, 2008.

(2) Assumes that if the Named Officer is terminated on December 31, 2008, they were employed through the end of the incentive period.

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

(8) Under the terms of Messrs. Friedman’s and Berman’s respective employment agreements (see “ - Employment Agreements”), if a change of control occurs, then they each have the right to terminate their employment and receive a payment equal to 2.99 times their then current annual salary (which was $1,090,000 in 2008).

(9) Each of Messrs. Friedman and Berman were granted and are scheduled to be granted restricted stock of our Company in accordance with the terms of their respective employment agreements (see “ – Employment Agreements”).  Pursuant to the terms of those employment agreements, vesting accelerates for performance-based restricted stock upon a change in control, whether or not the relevant performance targets are met.  Furthermore, under our Third Amended and Restated 1995 Stock Option Plan and 2002 Stock Award and Incentive Plan, in the event of a change in control, stock options granted under those plans become immediately exercisable in full and under our 2002 Stock Award and Incentive Plan, shares of restricted stock granted under that plan are immediately vested.  The stock price used to calculate values in the above tables is $20.63 per share, the closing price on the last trading day of 2008.

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

For 2008, each of our non-employee directors received (i) a cash stipend of $30,000 for serving on the Board, (ii) $1,000 for each board or committee meeting attended (whether in person or by telephone), and (iii) a grant of restricted shares of our common stock valued at $120,000 (using a per share value equal to the average closing price of our common stock for the last ten trading days of December in the year preceding the grant date). Directors are also reimbursed for reasonable expenses incurred in attending meetings.  The Chairman of the Audit Committee receives a cash stipend of $25,000 for serving in such capacity and the Chairmen of the Compensation Committee and the Nominating and Corporate Governance Committee each receive cash stipends of $10,000 for serving in such capacities.

Newly-elected non-employee directors will receive a portion of the foregoing annual consideration, pro rated according to the portion of the year in which they serve in such capacity.

The following table sets forth the compensation we paid to our non-employee directors for our fiscal year ended December 31, 2008:

Director Compensation

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dan Almagor	2008	67,000	119,656	—	—	—	—	186,656
David Blatte	2008	55,000	119,656	—	—	—	—	174,656
Robert Glick	2008	67,000	119,656	—	—	—	—	186,656
Michael Miller	2008	50,000	119,656	—	—	—	—	169,656
Murray Skala	2008	30,000	119,656	—	—	—	—	149,656

(1) Represents the product of (a) 5,068 shares of restricted stock multiplied by (b) $23.61, the average last sales price of our common stock over the last ten trading days in December 2007, as reported by Nasdaq, which represents the last ten trading days preceding January 1, 2008, the date the shares were granted, all of which shares vested on January 1, 2009.

Employment Agreements and Termination of Employment Arrangements

In March 2003 we amended and restated our employment agreements with each of Messrs. Friedman and Berman and on July 17, 2007 entered into a new employment agreement with Joel Bennett.

Mr. Friedman’s amended and restated employment agreement, pursuant to which he serves as our Chairman and Chief Executive Officer, provides for an annual base salary in 2008 of $1,090,000. Mr. Friedman’s agreement expires December 31, 2010. His base salary is subject to annual increases determined by our Board of Directors, but in an amount not less than $25,000 per annum. For each fiscal year between 2007 through 2010, Mr. Friedman’s bonus will depend on our achieving certain earnings per share growth targets, with such earnings per share growth targets to be determined annually by the Compensation Committee of our Board of Directors. Depending on the levels of earnings per share growth that we achieve in each fiscal year, Mr. Friedman will receive an annual bonus from 0% to up to 200% of his base salary. This bonus will be paid in accordance with the terms and conditions of our 2002 Stock Award and Incentive Plan. In addition, in consideration for modifying and replacing the pre-tax income formula provided in his prior employment agreement for determining his annual bonus, and for entering into the amended employment agreement, Mr. Friedman was granted the right to be issued an aggregate of 1,080,000 shares of restricted stock. The first tranche of restricted stock, totaling 240,000 shares, was granted at the time the agreement became effective, and 120,000 shares were granted on each of January 1, 2004, 2005, 2006 and 2007 (or 480,000 shares in the aggregate). In each subsequent year of the employment agreement term, Mr. Friedman will receive 120,000 shares of restricted stock. The grant of these shares is in accordance with our 2002 Stock Award and Incentive Plan, and the vesting of each tranche of restricted stock is subject to our achieving pre-tax income in excess of $2,000,000 in the fiscal year that the grant is made. Each tranche of restricted stock granted or to be granted from January 1, 2004 through January 1, 2008 is subject to a two-year vesting period, which may be accelerated to one year if we achieve certain earnings per share growth targets. Each tranche of restricted stock to be granted thereafter through January 1, 2010, is subject to a one-year vesting period. Finally, the agreement provides that Mr. Friedman upon his retirement at or after age 67 will receive a single-life annuity retirement payment equal to $975,000 a year for a period of 10 years, or in the event of his death during such retirement period, his estate will receive a death benefit equal to the difference between $2,925,000 and any prior retirement benefits previously paid to him; provided, however, that Mr. Friedman must agree to serve as Chairman Emeritus of our Board of Directors, if requested to do so by such Board.

Mr. Berman’s amended and restated employment agreement, pursuant to which he serves as our President and Chief Operating Officer, provides for an annual base salary in 2008 of $1,090,000. Mr. Berman’s agreement expires December 31, 2010. His base salary is subject to annual increases determined by our Board of Directors, but in an amount not less than $25,000 per annum. For our fiscal year ended December 31, 2006, Mr. Berman received a bonus of $250,000. For each fiscal year between 2007 through 2010, Mr. Berman’s bonus will depend on our achieving certain earnings per share growth targets, with such earnings per share growth targets to be determined annually by the Compensation Committee of our Board of Directors. Depending on the levels of earnings per share growth that we achieve in each fiscal year, Mr. Berman will receive an annual bonus of from 0% to up to 200% of his base salary. This bonus will be paid in accordance with the terms and conditions of our 2002 Stock Award and Incentive Plan. In addition, in consideration for modifying and replacing the pre-tax income formula provided in his prior employment agreement for determining his annual bonus, and for entering into the amended employment agreement, Mr. Berman was granted the right to be issued an aggregate of 1,080,000 shares of restricted stock. The first tranche of restricted stock, totaling 240,000 shares, was granted at the time the agreement became effective, and 120,000 shares were granted on each of January 1, 2004, 2005, 2006 and 2007 (or 480,000 shares in the aggregate). In each subsequent year of the employment agreement term, Mr. Berman will receive 120,000 shares of restricted stock. The grant of these shares is in accordance with our 2002 Stock Award and Incentive Plan, and the vesting of each tranche of restricted stock is subject to our achieving pre-tax income in excess of $2,000,000 in the fiscal year that the grant is made. Each tranche of restricted stock granted or to be granted from January 1, 2004 through January 1, 2008 is subject to a two-year vesting period, which may be accelerated to one year if we achieve certain earnings per share growth targets. Each tranche of restricted stock to be granted thereafter through January 1, 2010, is subject to a one-year vesting period.

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

Employee Benefits Plan

We sponsor for our U.S. employees (including the Named Officers), a defined contribution plan under Section 401(k) of the Internal Revenue Code. The plan provides that employees may defer up to 50% of their annual compensation subject to annual dollar limitations, and that we will make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation. Our matching contributions, which vest immediately, totaled $0.7 million, $0.9 million and $1.2 million for 2006, 2007 and 2008, respectively.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of February 27, 2009 with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each Named Officer, and (4) all our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)(2)	Amount and Nature of Beneficial Ownership (s)(3)		Percent of Outstanding Shares(4)
Third Avenue Management LLC	2,549,525	(5)	8.9%
Barclays Global Investors, NA.	2,000,117	(6)	7.0
Dimensional Fund Advisors LP	2,433,579	(7)	8.5
AXA Financial, Inc.	1,590,238	(8)	5.6
Jack Friedman	504,708	(9)	1.8
Stephen G. Berman	180,000	(10)	*
Joel M. Bennett	51,366	(11)	*
Dan Almagor	53,290	(12)	*
David C. Blatte	101,836	(13)	*
Robert E. Glick	57,357	(14)	*
Michael G. Miller	54,336	(15)	*
Murray L. Skala	61,836	(16)	*
All directors and executive officers as a group (8 persons)	1,067,915	(17)	3.8%

______________
*	Less than 1% of our outstanding shares.

(1)	Unless otherwise indicated, such person’s address is c/o JAKKS Pacific, Inc., 22619 Pacific Coast Highway, Malibu, California 90265.

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

(9)
Includes 3,186 shares held in trusts for the benefit of children of Mr. Friedman. Also includes 120,000 shares of common stock issued on January 1, 2009 pursuant to the terms of Mr. Friedman’s January 1, 2003 Employment Agreement, which shares are further subject to the terms of our January 1, 2009 Restricted Stock Award Agreement with Mr. Friedman (the “Friedman Agreement”). The Friedman Agreement provides that Mr. Friedman will forfeit his rights to all 120,000 shares unless certain conditions precedent are met prior to January 1, 2010, including the condition that our Pre-Tax Income (as defined in the Friedman Agreement) for 2008 exceeds $2,000,000, whereupon the forfeited shares will become authorized but unissued shares of our common stock. The Friedman Agreement, as modified by a subsequent agreement with our Compensation Committee, further prohibits Mr. Friedman from selling or transferring 7,250 of the first 60,000 shares scheduled to vest on January 1, 2010 for two years from the date of vesting and sale or transfer of 7,250 of the balance of such 120,000 shares initially scheduled to vest on January 1, 2011 (subject to acceleration as provided in the Friedman Agreement) be restricted for two years from the vesting date of the balance of such 120,000 shares.  Also includes 120,000 shares granted on January 1, 2008, one-half of which were scheduled to vest (subject to acceleration) on January 1, 2009 and the balance on January 1, 2010, but the vesting schedule was modified by our  Board of Directors as a condition to receiving the 20,567 restricted share grant described below, further prohibiting Mr. Friedman from selling, assigning, transferring, pledging or otherwise encumbering (a) 10,000 of such shares until January 1, 2011, (b) of the remaining 60,000 shares, 50,000 shares prior to January 1, 2010; and (c) the remaining 10,000 shares until two years after the vesting date of all of the 50,000 shares described in (b). Also includes 20,567 shares granted on February 14, 2008 which are subject to a three-year restriction on sale and 175,000 shares subject to restriction on sale until June 11, 2009 of which shares not more than 87,500 shares may be sold prior to June 11, 2010.

(10)
Includes 120,000 shares of common stock issued on January 1, 2009 pursuant to the terms of Mr. Berman’s January 1, 2003 Employment Agreement, which shares are further subject to the terms of our January 1, 2009 Restricted Stock Award Agreement with Mr. Berman (the “Berman Agreement”). The Berman Agreement provides that Mr. Berman will forfeit his rights to all 120,000 shares unless certain conditions precedent are met prior to January 1, 2010, including the condition that our Pre-Tax Income (as defined in the Berman Agreement) for 2009 exceeds $2,000,000, whereupon the forfeited shares will become authorized but unissued shares of our common stock. The Berman Agreement, as modified by a subsequent agreement with our Compensation Committee, further prohibits Mr. Berman from selling or transferring 7,250 of the first 60,000 shares scheduled to vest on January 1, 2010 for two years from the date of vesting and sale or transfer of 7,250 of the balance of such 120,000 shares initially scheduled to vest on January 1, 2011 (subject to acceleration as provided in the Berman Agreement) be restricted for two years from the vesting date of the balance of such 120,000 shares.  Also includes 120,000 shares granted on January 1, 2008, one-half of which were scheduled to vest (subject to acceleration) on January 1, 2009 and the balance on January 1, 2010, but the vesting schedule was modified by our Board of Directors as a condition to receiving the 20,567 restricted share grant described below, further prohibiting Mr. Berman from selling, assigning, transferring, pledging or otherwise encumbering (a) 10,000 of such shares until January 1, 2011, (b) of the remaining 60,000 shares, 50,000 shares prior to January 1, 2010; (c) the remaining 10,000 shares until two years after the vesting date of all of the 50,000 shares described in (b). Also includes 20,567 shares granted on February 14, 2008 which are subject to a three-year restriction on sale and 175,000 shares subject to restriction on sale until June 11, 2009 of which shares not more than 87,500 shares may be sold prior to June 11, 2010.

(11)
Includes 10,000 shares of restricted common stock granted by our Board of Directors to Mr. Bennett upon the execution of his new employment agreement (see “Executive Compensation- Employment Agreements”), which restricted shares vest in equal annual installments of 5,000 shares each on December 31, 2008 and 2009 and includes 3,593 restricted shares granted on February 29, 2008 and which vest 50% on March 1, 2009 and the balance on March 1, 2010.

(12)
Includes 29,644 shares which Mr. Almagor may purchase upon the exercise of certain stock options and 23,646 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 6,068 shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2010.

(13)
Includes 82,500 shares which Mr. Blatte may purchase upon the exercise of certain stock options and 19,336 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 6,068 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2010.

(14)
Includes 99,021 shares which Mr. Glick may purchase upon the exercise of certain stock options and 24,336 shares of Common Stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 6,068 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2010.

(15)
Includes 89,646 shares which Mr. Miller may purchase upon the exercise of certain stock options and 24,336 shares of Common Stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 6,068 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2010.

(16)
Includes 97,771 shares which Mr. Skala may purchase upon the exercise of certain stock options and 24,336 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 6,068 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2010.

(17)
Includes 3,186 shares held in trust for the benefit of Mr. Friedman’s children and an aggregate of 212,665 shares which the directors and executive officers may purchase upon the exercise of certain stock options.

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a)	Transactions with Related Persons

One of our directors, Murray L. Skala, is a partner in the law firm of Feder Kaszovitz LLP (f/k/a Feder, Kaszovitz, Isaacson, Weber, Skala, Weber, Bass & Rhine LLP), which has performed, and is expected to continue to perform, legal services for us. In 2008, we incurred approximately $2,534,136 for legal fees and $300,913  for reimbursable expenses payable to that firm. As of December 31, 2007 and 2008, legal fees and reimbursable expenses of $916,048 and $1,530,653, respectively, were payable to this law firm.

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

The following are the fees of BDO Seidman, LLP, our principal auditor since June 28, 2006, for services rendered in connection with the 2006 audit (all of which have been pre-approved by the Audit Committee):

	2006		2007	2008
Audit Fees		$1,015,700	$1,026,500	$1,065,000
Audit Related Fees	$		$—	$4,400
Tax Fees	$		$—	$21,200
All Other Fees	$		$—	$25,000

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements (included in Item 8):

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2007 and 2008

•	Consolidated Statements of Operations for the years ended December 31, 2006, 2007 and 2008

•	Consolidated Statements of Other Comprehensive Income for the years ended December 31, 2006, 2007 and 2008

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2007 and 2008

•	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2007 and 2008

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules (included in Item 8):

•	Schedule II — Valuation and Qualifying Accounts

(3)	Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2.1	By-Laws of the Company (2)
3.2.2	Amendment to By-Laws of the Company (3)
10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.2.1	2008 Amendment to 2002 Stock Award and Incentive Plan (9)
10.3	Amended and Restated Employment Agreement between the Company and Jack Friedman, dated as of March 26, 2003 (10)
10.4	Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of March 26, 2003 10)
10.5	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (11)
10.6	Form of Restricted Stock Agreement (10)
10.7	Employment Agreement between the Company and Joel M. Bennett, dated July 17, 2007 (12)
14	Code of Ethics (13)
21	Subsidiaries of the Company (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Jack Friedman (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Joel Bennett (*)
32.1	Section 1350 Certification of Jack Friedman (*)
32.2	Section 1350 Certification of Joel Bennett (*)

______________

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.

(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.

(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.

(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.

(9)	Filed previously as an exhibit to the Company’s Schedule 14A Proxy Statement, filed August 20, 2008, and incorporated herein by reference.

(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, filed March 31, 2003, and incorporated herein by reference.

(11)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.

(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed July 17, 2007, and incorporated herein by reference.

(13)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2009	JAKKS PACIFIC, INC.

	By:	/s/ JACK FRIEDMAN
Jack Friedman
Chairman and
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JACK FRIEDMAN
Jack Friedman	Chairman of the Board of Directors and	February 27, 2009
Co-Chief Executive Officer (Principal Executive Officer)
/s/ JOEL M. BENNETT
Joel M. Bennett	Chief Financial Officer (Principal Financial Officer and	February 27, 2009
Principal Accounting Officer)
/s/ STEPHEN G. BERMAN
Stephen G. Berman	Director and Co-Chief Executive Officer	February 27, 2009
/s/ DAN ALMAGOR		February 27, 2009
Dan Almagor	Director
/s/ DAVID C. BLATTE		February 27, 2009
David C. Blatte	Director
/s/ ROBERT E. GLICK		February 27, 2009
Robert E. Glick	Director
/s/ MICHAEL G. MILLER		February 27, 2009
Michael G. Miller	Director
/s/ MURRAY L. SKALA		February 27, 2009
Murray L. Skala	Director

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2.1	By-Laws of the Company (2)
3.2.2	Amendment to By-Laws of the Company (3)
10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.2.1	2008 Amendment to 2002 Stock Award and Incentive Plan (9)
10.3	Amended and Restated Employment Agreement between the Company and Jack Friedman, dated as of March 26, 2003 (10)
10.4	Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of March 26, 2003 (10)
10.5	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (11)
10.6	Form of Restricted Stock Agreement (10)
10.7	Employment Agreement between the Company and Joel M. Bennett, dated July 17, 2007 (12)
14	Code of Ethics (13)
21	Subsidiaries of the Company (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Jack Friedman (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Joel Bennett (*)
32.1	Section 1350 Certification of Jack Friedman (*)
32.2	Section 1350 Certification of Joel Bennett (*)

____________

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.

(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.

(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.

(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.

(9)	Filed previously as an exhibit to the Company’s Schedule 14A Proxy Statement, filed August 20, 2008 and incorporated herein by reference..

(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, filed March 31, 2003, and incorporated herein by reference.

(11)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.

(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed July 17, 2007, and incorporated herein by reference.

(13)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.

(*)	Filed herewith.