Form 10-Q
period 2009-03-31
JAKKS PACIFIC INC
filed 2009-05-11
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

  The number of shares outstanding of the issuer’s common stock is 27,925,731 (as of May 8, 2009).

JAKKS PACIFIC, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
Quarter Ended March 31, 2009

ITEMS IN FORM 10-Q

		Page

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets - December 31, 2008 and March 31, 2009 (unaudited)	2
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2008 and 2009 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2009 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Submission of Matters to a Vote of Security Holders	None
Item 5.	Other Information	None
Item 6.	Exhibits	35

Signatures		36
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For example, statements included in this report regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When we use words like “intend,” “anticipate,” “believe,” “estimate,” “plan”, “expect” or words of similar import, we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable and are based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2008	March 31, 2009
	(*)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$169,520	$145,768
Marketable securities	195	198
Accounts receivable, net of allowances for uncollectible accounts of $2,005 and $1,711, respectively	147,587	71,173
Inventory	87,944	79,162
Prepaid expenses and other current assets	29,670	44,517
Income tax receivable	22,288	22,209
Deferred income taxes	17,993	17,278
Total current assets	475,197	380,305
Property and equipment
Office furniture and equipment	12,390	12,489
Molds and tooling	63,075	66,315
Leasehold improvements	5,947	6,368
Total	81,412	85,172
Less accumulated depreciation and amortization	52,914	55,786
Property and equipment, net	28,498	29,386
Investment in video game joint venture	53,184	56,501
Goodwill, net	427,693	406,713
Trademarks, net	10,491	10,491
Intangibles and other, net	33,061	51,275
Total assets	$1,028,124	$934,671
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$57,432	$22,304
Accrued expenses	61,780	24,821
Reserve for sales returns and allowances	23,317	18,943
Short-term debt	417	457
Income taxes payable	7,190	252
Total current liabilities	150,136	66,777
Deferred income taxes	26,237	26,232
Income tax payable	4,686	4,686
Other liabilities	2,112	2,223
Convertible senior notes	98,000	98,000
Total liabilities	281,171	197,918
Stockholders’ equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 27,521,278 and 27,925,731shares issued and outstanding, respectively	28	28
Additional paid-in capital	292,809	293,414
Retained earnings	458,345	447,546
Accumulated comprehensive loss	(4,229)	(4,235)
Total stockholders’ equity	746,953	736,753
Total liabilities and stockholders’ equity	$1,028,124	$934,671

(*)	Derived from audited financial statements

See notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31, (Unaudited)
	2008	2009

Net sales	$130,935	$108,685
Cost of sales	83,494	71,704
Gross profit	47,441	36,981
Selling, general and administrative expenses	48,335	54,554
Loss from operations	(894)	(17,573)
Profit from video game joint venture	2,432	2,896
Interest income	1,320	179
Interest expense, net of benefit	(1,558)	(1,267)
Income (loss) before provision (benefit) for income taxes	1,300	(15,765)
Provision (benefit) for income taxes	423	(4,966)
Net income (loss)	$877	$(10,799)
Earnings (loss) per share – basic	$.03	$(0.40)
Earnings (loss) per share – diluted	$.03	$(0.40)

See notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31, (Unaudited)
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$877	$(10,799)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	5,856	4,828
Share-based compensation expense	2,052	1,994
Profit from video game joint venture	(2,592)	(3,402)
Loss on disposal of property and equipment	7	6
Deferred income taxes	(50)	709
Change in operating assets and liabilities:
Accounts receivable	92,516	76,414
Inventory	8,621	8,782
Prepaid expenses and other current assets	(5,401)	(14,545)
Income tax receivable	(4,110)	79
Accounts payable	(23,336)	(35,127)
Accrued expenses	(28,317)	(24,611)
Income taxes payable	(21,997)	(6,938)
Reserve for sales returns and allowances	(9,115)	(4,374)
Other liabilities	386	111
Total adjustments	14,520	3,926
Net cash provided (used) by operating activities	15,397	(6,873)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,473)	(4,191)
Change in other assets	(913)	342
Cash paid for net assets of business acquired	(13,333)	(11,679)
Net purchase of marketable securities	(2)	(3)
Net cash used by investing activities	(17,721)	(15,531)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from stock options exercised	2,377	—
Common stock repurchased	(2,969)	(1,389)
Repayment of loan	—	41
Net cash used in financing activities	(592)	(1,348)
Net decrease in cash and cash equivalents	(2,915)	(23,752)
Cash and cash equivalents, beginning of period	241,250	169,520
Cash and cash equivalents, end of period	$238,335	$145,768

Cash paid during the period for:
Income taxes	$29,590	$2,116

Non cash investing and financing activity:

In January and March 2008, two executive officers surrendered an aggregate of 122,202 shares of restricted stock at a value of $3.0 million to cover their income taxes due on the 2008 vesting of restricted shares granted to them in 2006, 2007 and 2008. This restricted stock was subsequently retired by the Company.

In January 2009, two executive officers surrendered an aggregate of 74,836 shares of restricted stock at a value of $1.4 million to cover their income taxes due on the 2009 vesting of restricted shares granted to them in 2007 and 2008. This restricted stock was subsequently retired by the Company.

See Notes 8 and 9 for additional supplemental information to the condensed consolidated statements of cash flows.

See notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2009

Note 1 — Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with Management’s Discussion and Analysis of financial condition and results of operations and the financial statements and the notes thereto included in the Company’s Form 10-K, which contains audited financial information for the three years in the period ended December 31, 2008.

The information provided in this report reflects all adjustments (consisting solely of normal recurring items) that are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods presented. Interim results are not necessarily indicative of results to be expected for a full year.

Effective January 1, 2009, the Company changed its depreciation methodology for molds and tools used in the manufacturing of its products from a straight-line basis to a usage basis, which is more closely correlated to production of goods.  While both methods of depreciation allocation are acceptable, the Company believes that the usage method more accurately matches costs with revenues.  Furthermore, the useful estimated life of molds and tools was maintained at two years.

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

The Traditional Toys segment includes action figures, vehicles, playsets, plush products, dolls, accessories, pretend play products including Halloween costumes and accessories, costumes, electronic products, novelty toys, construction toys, compounds, infant and pre-school toys, water toys, kites, and related products.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers - (continued)

Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts as of December 31, 2008 and March 31, 2009 and for the three months ended March 31, 2008 and 2009 are as follows (in thousands):

	Three Months Ended March 31,
	2008	2009
Net Sales
Traditional Toys	$119,518	$97,592
Craft/Activity/Writing Products	6,088	7,560
Pet Products	5,329	3,533
	$130,935	$108,685

	Three Months Ended March 31,
	2008	2009
Operating Loss
Traditional Toys	$(816)	$(15,780)
Craft/Activity/Writing Products	(42)	(1,222)
Pet Products	(36)	(571)
	$(894)	$(17,573)

	Three Months Ended March 31,
	2008	2009
Depreciation and Amortization Expense
Traditional Toys	$5,549	$4,557
Craft/Activity/Writing Products	216	179
Pet Products	91	92
	$5,856	$4,828

	December 31,	March 31,
	2008	2009
Assets
Traditional Toys	$877,606	$808,489
Craft/Activity/Writing Products	128,036	105,467
Pet Products	22,482	20,715
	$1,028,124	$934,671

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers - (continued)

The following tables present information about the Company by geographic area as of December 31, 2008 and March 31, 2009 and for the three months ended March 31, 2008 and 2009 (in thousands):

	December 31, 2008	March 31, 2009
Long-lived Assets
United States	$26,179	$27,038
Hong Kong	2,319	2,348
	$28,498	$29,386

	Three Months Ended March 31,
	2008	2009
Net Sales by Geographic Area
United States	$107,469	$90,072
Europe	6,729	6,137
Canada	4,911	4,404
Hong Kong	6,007	3,247
Other	5,819	4,825
	$130,935	$108,685

Major Customers

Net sales to major customers for the three months ended March 31, 2008 and 2009 were as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2008		2009
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales

Wal-Mart	$46,239	35.3%	$35,546	32.7%
Target	16,728	12.8	15,696	14.4
Toys ‘R’ Us	12,379	9.5	11,136	10.3
	$75,346	57.6%	$62,378	57.4%

No other customer accounted for more than 10% of the Company’s total net sales.

At December 31, 2008 and March 31, 2009, the Company’s three largest customers accounted for approximately 74.0% and 59.3%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and warehouse costs, is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	December 31, 2008	March 31, 2009

Raw materials	$3,778	$1,971
Finished goods	84,166	77,191
	$87,944	$79,162

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

The Company’s reserve for sales returns and allowances amounted to $23.3 million as of December 31, 2008, compared to $18.9 million as of March 31, 2009. This decrease was due primarily to certain customers taking their year-end allowances related to 2008 during 2009.

Note 5 — Convertible Senior Notes

In June 2003, the Company sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023 and received net proceeds of approximately $94.4 million. The notes are convertible into shares of the Company’s common stock at an initial conversion price of $20.00 per share, or 50 shares per note, subject to certain circumstances. The notes may be converted in each quarter subsequent to any quarter in which the closing price of the Company’s common stock is at or above a prescribed price for at least 20 trading days in the last 30 trading day period of the quarter. The prescribed price for the conversion trigger is $24.00 through June 30, 2010, and increases nominally each quarter thereafter. Cash interest is payable at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year. After June 15, 2010, interest will accrue on the outstanding notes until maturity. At maturity, the Company will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance, unless redeemed or converted earlier. The notes were not convertible as of March 31, 2009 and are not convertible during the second quarter of 2009.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Income Taxes

For the first quarter of 2009, the Company’s income tax benefit, including federal, state and foreign income taxes, was $5.0 million, or an effective rate of 31.5%, compared to the first quarter of 2008, an income tax provision of $0.4 million, or an effective rate of 32.5%.  As of March 31, 2009, the Company had net deferred tax liabilities of approximately $8.2 million for which an allowance of $0.9 million has been provided since, in the opinion of management, realization of the future benefit is uncertain.

Note 7 — Earnings Per Share

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2008			2009
	Income	Weighted Average Shares	Per-Share	Income / (Loss)	Weighted Average Shares	Per-Share

Earnings (loss) per share - basic
Income available to common stockholders	$877	28,060	$0.03	$(10,799)	27,194	$(0.40)
Effect of dilutive securities:
Options and warrants	—	250		—	—
Unvested restricted stock grants	—	143		—	—
Earnings (loss) per share - diluted
Income available to common stockholders plus assumed exercises and conversion	$877	28,453	$0.03	$(10,799)	27,194	$(0.40)

Basic earnings per share has been computed using the weighted average number of common shares outstanding. Diluted earnings per share has been computed using the weighted average number of common shares and common share equivalents outstanding (which consist of warrants, options and convertible debt to the extent they are dilutive). For the three months ended March 31, 2008 and 2009, the convertible notes interest and related common share equivalent of 4,900,000 were excluded from the diluted earnings per share calculation because they were antidilutive.  For the three months ended March 31, 2009, the diluted options and warrants and unvested restricted stock grants outstanding were excluded from the diluted earnings per share calculation because they were antidilutive. Potentially dilutive stock options of 11,303 and 402,203 for the three months ended March 31, 2008 and 2009, respectively, were excluded from the computation of diluted earning per share as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and to have included them would have been anti-dilutive.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 — Common Stock and Preferred Stock

The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.

In January 2009, the Company issued an aggregate of 240,000 shares of restricted stock at an aggregate value of $5.0 million to two of its executive officers, which vest in January 2010, an aggregate of 30,340 shares of restricted stock to its five non-employee directors, which vest in January 2010, at an aggregate value of approximately $0.6 million, and an aggregate of 206,500 shares of restricted stock to its employees at an aggregate value of approximately $3.8 million, which vest over a five-year period. Additionally, 74,836 shares of restricted stock previously received by two executive officers were surrendered at a value of $1.4 million to cover their income taxes due on the 2009 vesting of the restricted stock granted to them in 2007 and 2008.  This restricted stock was subsequently retired by the Company.  Also, in January 2009, an employee surrendered 551 shares of restricted stock at a value of $11,367 to cover his income taxes due on the December 31, 2008 vested shares.  In February 2009, the Company issued 3,000 shares of restricted stock at a value of approximately $0.05 million to an employee, which vest over a five-year period.

In January 2008, the Company issued an aggregate of 240,000 shares of restricted stock at an aggregate value of $5.7 million to two of its executive officers, which vest 50% in each of January 2009 and 2010 and an aggregate of 25,340 shares of restricted stock to its five non-employee directors, which vest in January 2009, at an aggregate value of approximately $0.6 million. In February 2008, the Company issued an aggregate of 41,134 shares of restricted stock as 2007 bonus compensation to two of its executive officers, which vested immediately, at an aggregate value of approximately $1.0 million. In February 2008, the Company issued 3,593 shares of restricted stock as 2007 bonus compensation at a value of $0.1 million to an executive officer, which vests 50% on each of March 1, 2009 and 2010. During the three months ended March 31, 2008, the Company also issued 165,694 shares of common stock on the exercise of options at a value of $2.4 million, and 122,202 shares of restricted stock previously received by two executive officers were surrendered at a value of $3.0 million to cover their income taxes due on the 2008 vesting of the restricted shares granted to them in 2006, 2007 and 2008. This surrendered restricted stock was subsequently retired by the Company. The Company granted and issued an aggregate of 20,000 shares of restricted stock to an employee at an aggregate value of approximately $0.5 million.  In February 2008, the Company’s Board of Directors authorized it to repurchase up to $30.0 million of its common stock. In April and May 2008, the Company repurchased an aggregate of 1,259,300 shares of its common stock at an average price of $23.82 per share for a total cost of $30.0 million. The repurchased stock represented approximately 4.4% of the Company’s outstanding shares of common stock at the time of the repurchase and was subsequently retired by the Company.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Business Combinations

The Company acquired the following entities to further enhance its existing product lines and to continue diversification into other toy categories and seasonal businesses:

In October 2008, the Company acquired substantially all of the assets of Tollytots Limited.  The total initial consideration of $25.5 million consisted of $11.8 million in cash and the assumption of liabilities in the amount of $13.7 million, and resulted in goodwill of $3.0 million. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $5.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned.  Tollytots is a leading designer and producer of licensed baby dolls and baby doll pretend play accessories based on well-known brands and was included in its results of operations from the date of acquisition.  Pro forma results of operations are not provided since the amounts are not material to the consolidated results of operations.

In October 2008, the Company acquired substantially all of the stock of Kids Only, Inc. and a related Hong Kong company, Kids Only Limited (collectively, “Kids Only”).  The total initial consideration of $23.2 million consisted of $20.3 million in cash and the assumption of liabilities in the amount of $2.9 million, and resulted in goodwill of $12.6 million. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $5.6 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned.  Kids Only is a leading designer and producer of licensed indoor and outdoor kids’ furniture, and has an extensive portfolio which also includes baby dolls and accessories, room décor and a myriad of other children’s toy products  and was included in its results of operations from the date of acquisition.  Pro forma results of operations are not provided since the amounts are not material to the consolidated results of operations.

In December 2008, the Company acquired certain assets of Disguise, Inc. and a related Hong Kong company, Disguise Limited (collectively, “Disguise”).  The total initial consideration of $60.8 million consisted of $38.8 million in cash and the assumption of liabilities in the amount of $22.0 million, and resulted in goodwill of $30.5 million. The Company has not finalized its purchase price allocation for Disguise and will engage a third party to perform studies and valuations of the estimated fair value of assets and liabilities assumed.  Disguise is a leading designer and producer of Halloween and everyday costume play and was included in our results of operations from the date of acquisition.  Pro forma results of operations are not provided since the amounts are not material to the consolidated results of operations.

Note 10 — Joint Venture

The Company owns a fifty percent interest in a joint venture with THQ Inc. (“THQ”) which develops, publishes and distributes interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture has entered into a license agreement with an initial license period expiring December 31, 2009 and a renewal period at the option of the joint venture expiring December 31, 2014 under which it acquired the exclusive worldwide right to publish video games based on the WWE franchise on all hardware platforms. The Company’s investment is accounted for using the cost method due to the financial and operating structure of the venture and its lack of significant influence over the joint venture. The Company’s basis consists primarily of organizational costs, license costs and recoupable advances and is being amortized over the term of the initial license period. The joint venture agreement provides for the Company to receive guaranteed preferred returns through June 30, 2006 at varying rates of the joint venture’s net sales depending on the cumulative unit sales and platform of each particular game. The preferred return was subject to change after June 30, 2006 and was to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. The parties have not reached an agreement with respect to the preferred return for the Next Distribution Period and the preferred return for the Next Distribution Period is being determined through arbitration (see Note 16).  The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned.  Based on the same rates as set forth under the original joint venture agreement, an estimated receivable of $56.2 million for the cumulative preferred return for the period from July 1, 2006 to March 31, 2009 has been accrued as of March 31, 2009, pending the resolution of this outstanding issue.  JAKKS seeks to retain the same rates as set forth under the original joint venture agreement, while THQ seeks to pay a substantially lower rate. In the event the arbitration results in a lower rate to the Company, there would be a material charge to earnings and reduction in the receivable from THQ. As of December 31, 2008 and March 31, 2009, the balance of the investment in the video game joint venture includes the following components (in thousands):

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 Note 10 — Joint Venture (continued)

	December 31,	March 31,
	2008	2009
Preferred return receivable	$52,845	$56,247
Investment costs, net	339	254
	$53,184	$56,501

The Company’s joint venture partner retains the financial risk of the joint venture and is responsible for the day-to-day operations, including development, sales and distribution, for which they are entitled to any remaining profits. During the three months ended March 31, 2008 and 2009, the Company earned a profit of $2.4 million and $2.9 million, respectively, from the joint venture.

Note 11 — Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2009 are as follows (in thousands):

	Traditional Toys	Craft/Activity/ Writing Products	Pet Products	Total
Balance at beginning of the period	$335,083	$82,826	$9,784	$427,693
Adjustments to goodwill during the period	(20,980)	—	—	(20,980)
Balance at end of the period	$314,103	$82,826	$9,784	$406,713

During the three months ended March 31, 2009, the Company reclassified $22.0 million from goodwill to intangibles and other assets for its Disguise acquisition.  The Company is in the process of finalizing its purchase price allocation for its Disguise Acquisition and is working with a third party to perform studies and valuations to the estimated fair value of assets and liabilities assumed.  Furthermore, the Company paid out an additional working capital adjustment of $0.9 million for its Disguise acquisition.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12 — Intangible Assets

Intangible assets consist primarily of licenses, product lines, customer relationships, debt offering costs from the issuance of the Company’s convertible senior notes and trademarks. Amortized intangible assets are included in the Intangibles and other, net, in the accompanying balance sheets. Trademarks are disclosed separately in the accompanying balance sheets. Intangible assets are as follows (in thousands, except for weighted useful lives):

		December 31, 2008			March 31, 2009
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)

Amortized Intangible Assets:
Acquired order backlog	0.50	$2,393	$(2,165)	$228	$2,393	$(2,363)	$30
Licenses	3.98	67,088	(46,638)	20,450	87,088	(47,841)	39,247
Product lines	3.45	17,700	(17,700)	—	17,700	(17,700)	—
Customer relationships	5.57	4,096	(2,301)	1,795	4,096	(2,412)	1,684
Non-compete/Employment contracts	4.00	2,748	(2,703)	45	2,748	(2,732)	16
Debt offering costs	20.00	3,705	(1,033)	2,612	3,705	(1,079)	2,626
Total amortized intangible assets		97,730	(72,540)	25,190	117,730	(74,127)	43,603
Unamortized Intangible Assets:
Trademarks	indefinite	10,491	—	10,491	10,491	—	10,491
		$108,221	$(72,540)	$35,681	$128,221	$(74,127)	$54,094

Amortization expense related to limited life intangible assets was $2.1 million and $1.6 million for the three months ended March 31, 2008 and 2009, respectively.

Note 13 — Share-Based Payments

The Company’s 2002 Stock Award and Incentive Plan (the “Plan”) provides for the awarding of stock options and restricted stock to employees, officers and non-employee directors. The Plan is more fully described in Notes 14 and 16 to the Consolidated Financial Statements in the Company’s 2008 Form 10-K.

The Company accounts for grants of stock options and restricted stock in accordance with the revised Statement of Financial Accounting Standards No. 123 (“FAS 123R”), Share-Based Payment.

The following table summarizes the total share-based compensation expense and related tax benefits recognized for the three months ended March 31, 2008 and 2009 (in thousands):

	Three Months Ended March 31
	2008	2009

Stock option compensation expense	$183	$109
Tax benefit related to stock option compensation	$62	$39
Restricted stock compensation expense	$1,869	$1,885
Tax benefit related to restricted stock compensation	$696	$718

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Share-Based Payments (continued)

Stock option activity pursuant to the Plan for three months ended March 31, 2009 is summarized as follows:

	Plan Stock Options (*)
	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2008	477,515	$19.55
Granted	—	$—
Exercised	—	$—
Cancelled	(1,875)	$22.01
Outstanding, March 31, 2009	475,640	$19.54

* The stock option activity excludes 100,000 of fully vested warrants issued during 2003 and which are outstanding March 31, 2009.

Restricted stock award activity pursuant to the Plan for three months ended March 31, 2009 is summarized as follows:

	Restricted Stock Awards
	Number of Shares	Weighted Average Exercise Price

Outstanding, December 31, 2008	460,533	$21.93
Awarded	479,840	$19.58
Released	(151,125)	$23.25
Forfeited	—	$—
Outstanding, March 31, 2009	789,248	$20.25

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14 — Comprehensive Income (Loss)

The table below presents the components of the Company’s comprehensive income (loss) for the three months ended March 31, 2008 and 2009 (in thousands):

	Three Months Ended March 31,
	2008	2009

Net income (loss)	$877	$(10,799)
Other comprehensive income (loss):
Foreign currency translation adjustment	13	(7)
Comprehensive income (loss)	$890	$(10,806)

Note 15 — Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 (Revised) (“FAS 141(R)”), Business Combinations.  This statement contains specific guidance regarding the accounting for costs of business acquisitions and for estimating contingent consideration provisions at the time of acquisition. This new guidance replaces the previous guidance in FAS 141. The Company will apply guidance of FAS 141(R) for any acquisitions.

Note 16 — Litigation

In October 2004, the Company was named as a defendant in a lawsuit commenced by World Wrestling Entertainment, Inc. (“WWE”) (the “WWE Action”). The complaint also named as defendants, among others, the joint venture with THQ Inc., certain of the Company’s foreign subsidiaries and the Company’s three executive officers. The Complaint was amended, the antitrust claims were dismissed and, on grounds not previously considered by the Court, a motion to dismiss the RICO claim, the only remaining basis for jurisdiction, was argued and submitted in September 2006.  Discovery remained stayed. In December 2007 the Court dismissed the WWE Action and WWE appealed. The Company sought reconsideration of and filed a cross-appeal with respect to certain parts of the Court’s Orders. The appeal and cross-appeal were in abeyance pending the determination of the reconsideration motion. The reconsideration motion was granted in September 2008 and the Court held that the issue of the applicability of a January 2004 release executed by WWE in favor of the Company would not be determined in connection with the motion to dismiss. The cross-appeal was withdrawn without prejudice, the briefing of the appeal has been completed and argument was held on May 6, 2009, with the matter taken under submission.

In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York, alleging damages associated with the facts alleged in the WWE Action (the “Class Action”). A motion to dismiss was filed, was fully briefed and argument occurred on November 30, 2006. The motion was granted without prejudice to seeking leave to amend; such leave was granted to plaintiffs, an amended complaint was filed and briefing has been completed with respect to a motion to dismiss, which was scheduled for argument in October 2008. That date was adjourned by the Court. The parties have notified the Court that an agreement in principle to settle this matter has been reached.  The agreement, which is subject to agreement as to documentation and Court approval, will settle the matter for $3.9 million, without any admission of liability on the part of the Company, or its officers and directors.  The Company expects a significant portion of this settlement to be covered by insurance. Three shareholder derivative actions have also been filed against the Company, nominally, and against certain of the Company’s Board members (the “Derivative Actions”). The Derivative Actions seek to hold the individual defendants liable for damages allegedly caused to the Company by their actions, and, in one of the Derivative Actions, seeks restitution to the Company of profits, benefits and other compensation obtained by them. These actions are currently stayed or the time to answer has been extended. Agreement in principle to resolve the Derivative Actions has been reached, but it is subject to agreement on documentation, Board approval and Court approval.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16 — Litigation (continued)

 The Company received notice from WWE alleging breaches of the video game license in connection with sales of WWE video games in Japan and other countries in Asia. The joint venture responded that WWE acquiesced in the arrangements, and separately released any claim against the joint venture in connection therewith and accordingly there is no breach of the joint venture’s video game license.  While the joint venture does not believe that WWE has a valid claim, it tendered a protective “cure” of the alleged breaches with a full reservation of rights. WWE “rejected” that cure and reserved its rights.  On October 12, 2006, WWE commenced a lawsuit in Connecticut state court against THQ and the joint venture, involving the claim set forth above concerning allegedly improper sales of WWE video games in Japan and other countries in Asia (the “JV Action”).  The lawsuit seeks, among other things, a declaration that WWE is entitled to terminate the video game license and monetary damages.  A motion to strike one claim was argued on March 12, 2007 and submitted to the Court.   Thereafter, WWE amended the complaint to import state law claims from the WWE Action. A motion to strike and for summary judgment (the “Dispositive Motion”) was briefed and argument took place on May 19, 2008. The Judge ordered the parties to file supplemental briefing on May 23, 2008, upon which filing the motion was submitted to the Court for decision. WWE filed a cross-motion for partial summary judgment with respect to the Company’s Release defense. At the end of August, the Court granted the Dispositive Motion. WWE moved to reargue that decision and that motion was denied. WWE has filed an appeal and a scheduling conference is scheduled for May 2009. THQ filed a cross-complaint which asserts claims by THQ and Mr. Farrell for indemnification from the Company in the event that WWE prevails on any of its claims against THQ and Farrell and also asserts claims by THQ that the Company breached its fiduciary duties to THQ in connection with the videogame license between WWE and THQ/JAKKS Pacific LLC and seeks equitable and legal relief, including substantial monetary and exemplary damages against the Company in connection with this claim. The Company requested that the THQ claims be revised and objection thereto was filed but this issue has not been resolved. The Company has moved to sever and stay the cross-claims pending WWE’s appeal of its dismissed claims to which the cross-claims relate.  That motion is in the process of being briefed. The Company intends to contest all of these claims vigorously.

WWE filed a motion for partial summary judgment with respect to the claims remaining in the JV Action which seeks a declaration that WWE may terminate the joint venture’s videogame license.  The joint venture has opposed this motion and has filed a motion for summary judgment dismissing the JV Action as a matter of law on multiple grounds. Certain discovery has been provided for by Court Order and the briefing will be completed in August 2009, with argument to be held at a later date.

In connection with the joint venture with THQ (see Note 10), the Company receives its profit through a preferred return based on net sales of the joint venture, which was to be reset as of July 1, 2006 for the period through December 31, 2009 (the “Next Distribution Period”). The agreement with THQ provides for the parties to agree on the reset of the preferred return or, if no agreement is reached, for arbitration of the issue. No agreement has been reached and the preferred return for the Next Distribution Period is being determined through arbitration.  The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned.  Based on the same rates as set forth under the original joint venture agreement, an estimated receivable of $56.2 million for the cumulative preferred return for the period from July 1, 2006 to March 31, 2009 has been accrued as of March 31, 2009, pending the resolution of this outstanding issue.  JAKKS seeks to retain the same rates as set forth under the original joint venture agreement while THQ seeks to pay a substantially lower rate.  In the event the arbitration results in a lower rate to the Company, there would be a material charge to earnings and reduction in the receivable from THQ.

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

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements and supplementary information were prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Inherent in the application of many of these accounting policies is the need for management to make estimates and judgments in the determination of certain revenues, expenses, assets and liabilities. As such, materially different financial results can occur as circumstances change and additional information becomes known. The policies with the greatest potential effect on our results of operations and financial position include:

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

FAS 142 requires that goodwill be allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment, for purposes of evaluating whether goodwill is impaired. For 2009, JAKKS' reporting units are: Traditional Toys, Craft and Writing, and Pet products. Goodwill is allocated within JAKKS' reporting units based on an allocation of brand-specific goodwill to the reporting units selling those brands. As of October 1, 2008, JAKKS performed the annual impairment test required by FAS 142 and determined that its goodwill was not impaired. There were no events or circumstances that indicated the impairment test should be performed again at March 31, 2009.

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

Goodwill and intangible assets amounted to $460.8 million as of March 31, 2009.

Reserve for Inventory Obsolescence.  We value our inventory at the lower of cost or market. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling prices and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its net realizable value.

Failure to accurately predict and respond to consumer demand could result in the Company under producing popular items or over producing less popular items. Furthermore, significant changes in demand for our products would impact management’s estimates in establishing our inventory provision.

Management estimates are monitored on a quarterly basis and a further adjustment to reduce inventory to its net realizable value is recorded, as an increase to cost of sales, when deemed necessary under the lower of cost or market standard.

Income Allocation for Income Taxes.   Our quarterly income tax provision and related income tax assets and liabilities are based on estimated income as allocated to the various tax jurisdictions based upon our transfer pricing study, US and foreign statutory income tax rates, and tax regulations and planning opportunities in the various jurisdictions in which the Company operates.  Significant judgment is required in interpreting tax regulations in the US and foreign jurisdictions, and in evaluating worldwide uncertain tax positions.  Actual results could differ materially from those judgments, and changes from such judgments could materially affect our consolidated financial statements.

Income taxes and interest and penalties related to income tax payable.   We do not file a consolidated return with our foreign subsidiaries.  We file federal and state returns and our foreign subsidiaries each file Hong Kong returns, as applicable.  Deferred taxes are provided on an asset or liability method whereby deferred tax assets are recognized as deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

 We accrue a tax reserve for additional income taxes and interest, which may become payable in future years as a result of audit adjustments by tax authorities.  The reserve is based on management’s assessment of all relevant information, and is periodically reviewed and adjusted as circumstances warrant.  As of March 31, 2009, our income tax reserves are approximately $11.9 million and relate to the potential income tax audit adjustments, primarily in the areas of income allocation and transfer pricing.

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

  Share-Based Compensation. We grant restricted stock and options to purchase our common stock to our employees (including officers) and non-employee directors under our 2002 Stock Award and Incentive Plan (the “Plan”), which incorporated the shares remaining under our Third Amended and Restated 1995 Stock Option Plan. The benefits provided under the Plan are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (Revised) (FAS 123R), Share-Based Payment. Effective January 1, 2006, we began to use the fair value method to apply the provisions of FAS 123R. We estimate the value of share-based awards on the date of grant using the Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, cancellations, terminations, risk-free interest rates and expected dividends.

Recent Developments

In October 2008, we acquired substantially all of the assets of Tollytots Limited.  The total initial consideration of $25.5 million consisted of $11.8 million in cash and the assumption of liabilities in the amount of $13.7 million, and resulted in goodwill of $3.0 million. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. Tollytots is a leading designer and producer of  licensed baby dolls and baby doll pretend play accessories based on well-known brands and was included in our results of operations from the date of acquisition.

In October 2008, we acquired substantially all of the stock of Kids Only, Inc. and a related Hong Kong company, Kids Only Limited (collectively, “Kids Only”).  The total initial consideration of $23.2 million consisted of $20.3 million in cash and the assumption of liabilities in the amount of $2.9 million, and resulted in goodwill of $12.6 million. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.6 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. Kids Only is a leading designer and producer of licensed indoor and outdoor kids’ furniture, and has an extensive portfolio which also includes baby dolls and accessories, room décor and a myriad of other children’s toy products  and was included in our results of operations from the date of acquisition.

In December 2008, we acquired certain assets of Disguise, Inc. and a related Hong Kong company, Disguise Limited (collectively, “Disguise”).  The total initial consideration of $60.8 million consisted of $38.8 million in cash and the assumption of liabilities in the amount of $22.0 million, and resulted in goodwill of $30.5 million. We have not finalized our purchase price allocation for Disguise and will engage a third party to perform studies and valuations of the estimated fair value of assets and liabilities assumed.  Disguise is a leading designer and producer of Halloween and everyday costume play and was included in our results of operations from the date of acquisition

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended March 31,
	2008	2009

Net sales	100.0%	100.0%
Cost of sales	63.8	66.0
Gross profit	36.2	34.0
Selling, general and administrative expenses	36.9	50.2
Loss from operations	(0.7)	(16.2)
Profit from video game joint venture	1.9	2.7
Interest income	1.0	0.2
Interest expense, net of benefit	(1.2)	(1.2)
Income (loss) before provision (benefit) for income taxes	1.0	(14.5)
Provision (benefit) for income taxes	0.3	(4.6)
Net income (loss)	0.7%	(9.9%)

The following unaudited table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Three Months Ended March 31,
	2008	2009

Net Sales
Traditional Toys	$119,518	$97,592
Craft/Activity/Writing Products	6,088	7,560
Pet Products	5,329	3,533
	130,935	108,685
Cost of Sales
Traditional Toys	75,525	63,207
Craft/Activity/Writing Products	4,684	5,207
Pet Products	3,285	3,290
	83,494	71,704
Gross Profit
Traditional Toys	43,993	34,385
Craft/Activity/Writing Products	1,404	2,353
Pet Products	2,044	243
	$47,441	$36,981

Comparison of the Three Months Ended March 31, 2009 and 2008

Net Sales

Traditional Toys.  Net sales of our Traditional Toys segment were $97.6 million in 2009, compared to $119.5 million in 2008, representing a decrease of $21.9 million, or 18.3%.  The decrease in net sales was primarily due to lower sales of  our WWE® and Pokemon® action figures and accessories, and other JAKKS products, including Plug It In & Play TV Games™, JAKKS’ Eye Clops®, G2 Game Girl™ and UltiMotion™ brands, Fly Wheels® XPV products®, Neopets® plush, Doodle Bears®, Care Bears®, Cabbage Patch Kids®, Speedstacks®, JAKKS™ dolls based on Hannah Montana®, Puppy In My Pocket & Friends™ and Narnia® and junior sports products. This was offset in part by increases in sales of some products  including Club Penguin™ toys, Discovery Kids® line of toys,  and role-play and dress-up toys, including those based on Disney characters Hannah Montana® and classic princesses, and the contribution to sales from our Tollytots, Kids Only and Disquise acquisitions of $9.6 million.

Craft/Activity/Writing Product.  Net sales of our Craft/Activity/Writing Products were $7.6 million in 2009, compared to $6.1 million in 2008, representing an increase of $1.5 million, or 24.6%.  The increase in net sales was primarily due to increases in sales of our Girl Gourmet™ and Spa Factory™ activity toys, offset in part by decreases in sales of our Flying Colors® and Vivid Velvet® activities products, our Spinz™ writing instruments and our Pentech™ and Color Workshop® writing instruments and related products.

Pet Products.  Net sales of our Pet Products were $3.5 million in 2009, compared to $5.3 million in 2008, representing a decrease of $1.8 million, or 34.0%.  The decrease is mainly attributable to the less available shelf space for pet products at some of our major customer retail stores, and lower sales of consumable pet products. Sales of pet products were led by our AKG licensed line of products.

Cost of Sales

Traditional Toys.  Cost of sales of our Traditional Toys segment was $63.2 million, or 64.8% of related net sales, in 2009, compared to $75.5 million, or 63.2% of related net sales, in 2008, representing a decrease of $12.3 million, or 16.3%.  The decrease primarily consisted of a decrease in product costs of $9.4 million, which is in line with the lower volume of sales.  Product costs as a percentage of sales increased primarily due to the mix of the product sold with higher product cost.  Furthermore, royalty expense for our Traditional Toys segment decreased by $2.2 million and as a percentage of net sales due to lower volume of sales and to changes in the product mix. Our depreciation of molds and tools decreased by $0.7 million primarily due to depreciation now being  expensed to correlate with production of goods, instead of it being straight-lined evenly across quarters throughout the year.

Craft/Activity/Writing Products.  Cost of sales of our Craft/Activity/Writing Products segment was $5.2 million, or 68.9% of related net sales, in 2009, compared to $4.7 million, or 76.9% of related net sales, in 2008, representing an increase of $0.5 million, or 10.6%.  Product costs decreased by $0.7 million and as a percentage of net sales primarily due to the mix of the product sold and lower sales of closeout product.  Royalty expense increased by $1.2 million and as a percentage of net sales due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalty rates. Our depreciation of molds and tools is comparable year over year.

Pet Products.  Cost of sales of our Pet Pal line of products was $3.3 million, or 93.1% of related net sales, in 2009, compared to $3.3 million, or 61.6% of related net sales, in 2008.   Product costs decreased by $0.5 million, which is in line with the lower volume of sales.  Product costs as a percentage of net sales increased primarily due to the mix of the product sold and sell-off of closeout product.  Royalty expense increased by $0.5 million and as a percentage of sales. Additionally, our depreciation of molds and tools remained consistent year over year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $54.6 million in 2009 and $48.3 million in 2008, constituting 50.2% and 36.9% of net sales, respectively.  The overall increase of $6.3 million in such costs was primarily due to the addition of overhead related to the operations of Tollytots, Kids Only and Disguise ($8.3 million) and increases in product development ($1.8 million), and, offset in part by decreases in direct selling expenses ($0.2 million), general and administrative expenses ($3.1 million) and amortization expense related to intangible assets other than goodwill ($0.5 million).  The increase in the acquired companies’ overhead is mainly due to the fixed overhead and high seasonality of the Disguise acquisition, with the majority of its sales projected in the third quarter of 2009.  Product development expenses increased as a result of continued product testing expenses and development of new product.  The decrease in direct selling expenses is primarily due to a decrease in advertising and promotional expenses of $0.9 million in 2009 in support of several of our product lines and sales commissions ($0.1 million), offset in part by an increase in other direct selling expenses of $0.8 million to support the increase in domestic sales.  From time to time, we may increase or decrease our advertising efforts, if we deem it appropriate for particular products.  The decrease in general and administrative expenses is primarily due to decreases in legal expense ($1.9 million), net of insurance reimbursements, bad debt expense ($0.6 million), bonus expense which is based on EPS growth ($0.5 million) and other office cost savings ($0.5 million) implemented at the end of 2008, offset in part by an increase in rent expense ($0.7 million) as a result of additional office rent for new space.

Profit from Video Game Joint Venture

Profit from our video game joint venture in 2009 increased to $2.9 million, as compared to $2.4 million in 2008, due to stronger sales of existing titles.  The amount of the preferred return we will receive from the joint venture after June 30, 2006 became subject to change (see “Risk Factors”, infra, and Note 4 of the Notes to Condensed Consolidated Financial Statements, supra).

  Interest Income

 Interest income in 2009 was $0.2 million, as compared to $1.3 million in 2008.  The decrease is due to lower interest rates during 2008 compared to 2007 and lower average cash balances.

  Interest Expense

 Interest expense was $1.3 million in 2009, as compared to $1.6 million in 2008. In 2009, we booked interest expense of $1.1 million related to our convertible senior notes payable and net interest expense of $0.2 million related to FIN 48 pursuant to our January 1, 2007 adoption of the provisions of FIN 48. In 2008, we booked interest expense of $1.1 million related to our convertible senior notes payable and net interest expense $0.5 million related to FIN 48 pursuant to our January 1, 2007 adoption of the provisions of FIN 48.

Provision for Income Taxes

 For the first quarter of 2009, our income tax benefit, including federal, state and foreign income taxes, was $5.0 million, or an effective rate of 31.5%, compared to the first quarter of 2008, an income tax provision of $0.4 million, or an effective rate of 32.5%.  As of March 31, 2009, we had net deferred tax liabilities of approximately $8.2 million for which an allowance of $0.9 million has been provided since, in the opinion of management, realization of the future benefit is uncertain.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 (Revised) (“FAS 141(R)”), Business Combinations.  This statement contains specific guidance regarding the accounting for costs of business acquisitions and for estimating contingent consideration provisions at the time of acquisition. This new guidance replaces the previous guidance in FAS 141. We will apply guidance of FAS 141(R) for any acquisitions.

Liquidity and Capital Resources

As of March 31, 2009, we had working capital of $313.5 million, compared to $325.1 million as of December 31, 2008. This decrease was primarily attributable to our operating activities earn-out and working capital adjustment payments related to our acquisitions.

Operating activities used net cash of $6.9 million in 2009, as compared to providing cash of $15.4 million in 2008. Net cash was used primarily due to our net loss and changes in working capital, offset in part by non-cash charges. Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 59 days as of March 31, 2009, which is comparable to 56 days as of March 31, 2008. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of March 31, 2009, we had cash and cash equivalents of $145.8 million.

Our investing activities used net cash of $15.5 million in 2009, as compared to $17.7 million in 2008, consisting primarily of cash paid for the Creative Designs earn-out of $5.7 million, the working capital adjustment for Tollytots of  $1.7 million, the working capital adjustment for Kid Only of $3.4 million, the working capital adjustment for Disguise of $0.9 million, and the purchase of office furniture and equipment and molds and tooling of $4.2 million used in the manufacture of our products, offset in part by the change in other assets of $0.3 million. In 2008, our investing activities consisted primarily of cash paid for the Creative Designs earn-out of $6.7 million, the Play Along earn-out of $6.7 million and the purchase of office furniture and equipment and molds and tooling of $3.5 million used in the manufacture of our products and other assets. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 14% payable on net sales of such products. As of March 31, 2009, these agreements required future aggregate minimum guarantees of $112.8 million, exclusive of $49.5 million in advances already paid. Of this $112.8 million future minimum guarantee, $46.3 million is due over the next twelve months.

Our financing activities used net cash of $1.3 million in 2009, consisting of cash paid for the repurchase of restricted stock. In 2008, financing activities used net cash of $0.6 million, consisting of cash paid for the repurchase of restricted stock, partially offset by proceeds from the exercise of stock options.

In October 2008, we acquired substantially all of the assets of Tollytots Limited.  The total initial consideration of $25.5 million consisted of $11.8 million in cash and the assumption of liabilities in the amount of $13.7 million, and resulted in goodwill of $3.0 million. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned.  Tollytots is a leading designer and producer of licensed baby dolls and baby doll pretend play accessories based on well-known brands and was included in our results of operations from the date of acquisition.  Pro forma results of operations are not provided since the amounts are not material to the consolidated results of operations.

In October 2008, we acquired substantially all of the stock of Kids Only, Inc. and a related Hong Kong company, Kids Only Limited (collectively, “Kids Only”).  The total initial consideration of $23.2 million consisted of $20.3 million in cash and the assumption of liabilities in the amount of $2.9 million, and resulted in goodwill of $12.6 million. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.6 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned.  Kids Only is a leading designer and producer of licensed indoor and outdoor kids’ furniture, and has an extensive portfolio which also includes baby dolls and accessories, room décor and a myriad of other children’s toy products  and was included in our results of operations from the date of acquisition.  Pro forma results of operations are not provided since the amounts are not material to the consolidated results of operations.

In December 2008, we acquired certain assets of Disguise, Inc. and a related Hong Kong company, Disguise Limited (collectively, “Disguise”).  The total initial consideration of $60.8 million consisted of $38.8 million in cash and the assumption of liabilities in the amount of $22.0 million, and resulted in goodwill of $30.5 million. We have not finalized its purchase price allocation for Disguise and have engaged a third party to perform studies and valuations of the estimated fair value of assets and liabilities assumed.  Disguise is a leading designer and producer of Halloween and everyday costume play and was included in our results of operations from the date of acquisition.  Pro forma results of operations are not provided since the amounts are not material to the consolidated results of operations.

In June 2003, we sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023 and received net proceeds of approximately $94.4 million. The notes are convertible into shares of our common stock at an initial conversion price of $20.00 per share, or 50 shares per note, subject to certain circumstances. The notes may be converted in each quarter subsequent to any quarter in which the closing price of our common stock is at or above a prescribed price for at least 20 trading days in the last 30 trading day period of the quarter. The prescribed price for the conversion trigger is $24.00 through June 30, 2010, and increases nominally each quarter thereafter. Cash interest is payable at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year. After June 15, 2010, interest will accrue on the outstanding notes until maturity. At maturity, we will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance, unless redeemed or converted earlier. The notes were not convertible as of March 31, 2009 and are not convertible during the second quarter of 2009.

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

Interest Rate Risk

In June 2003, we issued convertible senior notes payable of $98.0 million with a fixed interest rate of 4.625% per annum, which remain outstanding as of March 31, 2009. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

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

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report, have concluded that as of that date, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On October 19, 2004, we were named as defendants in a lawsuit commenced by WWE in the U.S. District Court for the Southern District of New York concerning our toy licenses with WWE and the video game license between WWE and the joint venture company operated by THQ and us, encaptioned World Wrestling Entertainment, Inc. v. JAKKS Pacific, Inc., et al., 1:04-CV-08223-KMK (the “WWE Action”). The complaint also named as defendants THQ, the joint venture, certain of our foreign subsidiaries, Jack Friedman (our Chairman and Co-Chief Executive Officer), Stephen Berman (our Co-Chief Executive Officer, President and Secretary and a member of our Board of Directors), Joel Bennett (our Executive Vice President and Chief Financial Officer), Stanley Shenker and Associates, Inc., Bell Licensing, LLC, Stanley Shenker and James Bell.

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

On November 30, 2007, the Court indicated that the WWE Action would be dismissed. On December 21, 2007 the Court dismissed the WWE Action with prejudice (the "December 2007 Order") based on (1) the failure to plead RICO injury; (2) the bar of the RICO statute of limitations; (3) the denial of WWE’s motion for reconsideration of the Sherman Act claim; and (4) the lack of subject matter jurisdiction with respect to the pendent state law claims. Thereafter, WWE filed an appeal to the Second Circuit Court of Appeals. We filed a motion for reconsideration of the part of the December 2007 Order that stated that the Release did not bar the WWE Action. That motion was fully briefed and submitted to the Court. In September 2008, the Court granted the motion and held that the applicability of a January 2004 release executed by WWE in favor of the Company would not be determined in connection with the motion to dismiss the action. We also filed a cross-appeal based on the Court's earlier order denying our request to dismiss based on the lack of a cognizable enterprise and based on the December 2007 Order's statement with respect to the Release. WWE moved to dismiss our cross-appeal. It has been withdrawn without prejudice to our right to argue these issues as grounds for affirmance of the December 2007 Order. The appeal briefing was completed and argument was held on May 6, 2009, with the matter taken under submission.

In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York: (1) Garcia v. JAKKS Pacific, Inc. et al., Civil Action No. 04-8807 (filed on November 5, 2004), (2) Jonco Investors, LLC v. JAKKS Pacific, Inc. et al., Civil Action No. 04-9021 (filed on November 16, 2004), (3) Kahn v. JAKKS Pacific, Inc. et al., Civil Action No. 04-8910 (filed on November 10, 2004), (4) Quantum Equities L.L.C. v. JAKKS Pacific, Inc. et al., Civil Action No. 04-8877 (filed on November 9, 2004), and (5) Irvine v. JAKKS Pacific, Inc. et al., Civil Action No. 04-9078 (filed on November 16, 2004) (the “Class Actions”). The complaints in the Class Actions alleged that defendants issued positive statements concerning increasing sales of our WWE licensed products which were false and misleading because the WWE licenses had allegedly been obtained through a pattern of commercial bribery, our relationship with the WWE was being negatively impacted by the WWE’s contentions and there was an increased risk that the WWE would either seek modification or nullification of the licensing agreements with us. Plaintiffs also alleged that we misleadingly failed to disclose the alleged fact that the WWE licenses were obtained through an unlawful bribery scheme. The plaintiffs in the Class Actions were described as purchasers of our common stock, who purchased from as early as October 26, 1999 to as late as October 19, 2004. The Class Actions sought compensatory and other damages in an undisclosed amount, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by each of the defendants (namely the Company and Messrs. Friedman, Berman and Bennett), and violations of Section 20(a) of the Exchange Act by Messrs. Friedman, Berman and Bennett. On January 25, 2005, the Court consolidated the Class Actions under the caption In re JAKKS Pacific, Inc. Shareholders Class Action Litigation, Civil Action No. 04-8807. On May 11, 2005, the Court appointed co-lead counsels and provided until July 11, 2005 for an amended complaint to be filed; and a briefing schedule thereafter with respect to a motion to dismiss. The motion to dismiss was fully briefed and argument occurred on November 30, 2006. The motion was granted in January 2008 to the extent that the Class Actions were dismissed without prejudice to plaintiffs’ right to seek leave to file an amended complaint based on statements that the WWE licenses were obtained from the WWE as a result of the long-term relationship with WWE. A motion seeking leave to file an amended complaint was granted and an amended complaint filed. Briefing was completed with respect to a motion to dismiss that was scheduled for argument in October 2008. The Court adjourned the argument date.  The parties have notified the Court that an agreement in principle to resolve this action has been reached.  The agreement, which is subject to agreement on documentation and Court approval, will settle the matter for $3.9 million, without any admission of liability on the part of the Company, or its officers and directors.

We believe that the claims in the WWE Action are without merit and we intend to continue to defend vigorously against the WWE Action. However, because the WWE Action is on appeal, we cannot assure you as to the outcome of it, nor can we estimate the range of our potential losses.

 On December 2, 2004, a shareholder derivative action was filed in the Southern District of New York by Freeport Partner, LLC against us, nominally, and against Messrs. Friedman, Berman and Bennett, Freeport Partners v. Friedman, et al., Civil Action No. 04-9441 (the “Derivative Action”). The Derivative Action seeks to hold the individual defendants liable for damages allegedly caused to us by their actions and in particular to hold them liable on a contribution theory with respect to any liability we incur in connection with the Class Actions. On or about February 10, 2005, a second shareholder derivative action was filed in the Southern District of New York by David Oppenheim against us, nominally, and against Messrs. Friedman, Berman, Bennett, Blatte, Glick, Miller and Skala, Civil Action 05-2046 (the “Second Derivative Action”). The Second Derivative Action seeks to hold the individual defendants liable for damages allegedly caused to us by their actions as a result of alleged breaches of their fiduciary duties. On or about March 16, 2005, a third shareholder derivative action was filed. It is captioned Warr v. Friedman, Berman, Bennett, Blatte, Glick, Miller, Skala, and JAKKS (as a nominal defendant), and it was filed in the Superior Court of California, Los Angeles County (the “Third Derivative Action”). The Third Derivative Action seeks to hold the individual defendants liable for (1) damages allegedly caused to us by their alleged breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment; and (2) restitution to us of profits, benefits and other compensation obtained by them. Stays/and or extensions of time to answer are in place with respect to the derivative actions. Agreement in principle to resolve the Derivative Actions has been reached, but it is subject to agreement on documentation, Board approval and Court approval.

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

On October 12, 2006, WWE commenced a lawsuit in Connecticut state court against THQ and THQ/JAKKS Pacific LLC (the “LLC”), involving a claim set forth above concerning allegedly improper sales of WWE video games in Japan and other countries in Asia (the “Connecticut Action”). The lawsuit seeks, among other things, a declaration that WWE is entitled to terminate the video game license and monetary damages and raised Connecticut Unfair Trade Practices Act (“CUTPA”) and contract claims against THQ and the LLC. A motion to strike the CUTPA claim was denied in May 2007.  Cross-motions for summary judgment were filed, certain discovery has been provided for by Court Order and the briefing will be completed in August 2009, followed by oral argument at a time thereafter.

In March 2007, WWE filed a motion seeking leave to amend its complaint in the Connecticut Action to add the principal part of the state law claims present in the WWE Action to the Connecticut Action. That motion further sought, inter alia, to add our Company and Messrs. Friedman, Berman and Bennett (the “Individual Defendants”) as defendants in the Connecticut Action. The motion was argued on May 8, 2007 and was granted from the bench, subject to a decision that the schedule was suspended and no discovery matters would be addressed until pleading motions were resolved. In June 2007, our Company and the Individual Defendants moved for a stay of the Connecticut Action, inter alia , based on the pendency of the WWE Action. On July 30, 2007, in light of the pending motion to dismiss in the WWE Action, the Court ordered a 120-day stay of the Connecticut Action (the "Stay"). In November 2007 we moved for a continuation of the Stay. WWE served discovery and sought leave to file an amended complaint alleging the state law claims from the WWE Action. Thereafter we moved for a conference and a stay of discovery. A conference was held on January 14, 2008 at which WWE was allowed to amend its complaint to assert the state law claims set forth in the WWE Action and a briefing schedule was established with respect to a combined motion to strike and a motion for summary judgment (the "Dispositive Motion"). This motion was briefed and argument was held on May 19, 2008. WWE cross-moved for partial summary judgment striking our Release defense. In August 2008, the Dispositive Motion was granted. WWE filed a motion for reargument which was denied.  Thereafter, WWE filed an appeal and a scheduling conference will be held in May 2009.  In July 2008, THQ filed a cross-complaint which asserts claims by THQ and Mr. Farrell for indemnification from the Company in the event that WWE prevails on any of its claims against THQ and Farrell and also asserts claims by THQ that the Company breached its fiduciary duties to THQ in connection with the videogame license between WWE and THQ/JAKKS Pacific LLC and seeks equitable and legal relief, including substantial monetary and exemplary damages against the Company in connection with this claim. The Company requested that THQ revise its claims and THQ objected to this request.  This matter has not yet been resolved. The Company has moved to sever and stay the cross-claims pending WWE’s appeal of its dismissed claims to which the cross-claims relate.  That motion has been fully briefed. The Company intends to contest all of these claims vigorously.

We believe that the claims in the Connecticut Action are without merit and we intend to defend vigorously against them. However, because this action is subject to appeal, we cannot assure you as to the outcome of the action, nor can we estimate the range of our potential losses. THQ and the LLC have stated that they believe the claims in the Connecticut Action prior to the additional claims in the amended complaint are without merit and have filed an opposition to WWE’s motion for partial summary judgment and filed a motion for summary judgment dismissing the remaining claims in the Connecticut Action as a matter of law on multiple grounds and they intend to continue to defend themselves vigorously. In connection with the above cross-motions for summary judgment, certain discovery has been provided for by Court Order and the briefing will be completed in July 2009, followed by oral argument at a later date. However, because this action is in its preliminary stage, we cannot assure you as to the outcome, nor can we estimate the range of our potential losses, if any.

 Our agreement with THQ provides for payment of a preferred return to us in connection with our joint venture. The preferred return is subject to change after June 30, 2006 and is to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. The parties have not reached an agreement with respect to the preferred return for the Next Distribution Period and the preferred return is being determined through arbitration.  JAKKS seeks to retain the same rates as set forth under the original joint venture agreement while THQ seeks to pay a substantially lower rate. The parties agreed on an arbitrator, the baseball-style arbitration has been conducted and the parties are now awaiting decision.

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

The joint venture agreement provides for us to have received guaranteed preferred returns through June 30, 2006 at varying rates of the joint venture’s net sales depending on the cumulative unit sales and platform of each particular game. The preferred return was subject to change after June 30, 2006 and was to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. Since the parties have not reached an agreement with respect to the preferred return for the Next Distribution Period, the preferred return for the Next Distribution Period is to be determined through arbitration.  The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned.  Based on the same rates as set forth under the original joint venture agreement, an estimated receivable of $56.2 million for the cumulative preferred return for the period from July 1, 2006 to March 31, 2009, has been accrued as of March 31, 2009, pending the resolution of this outstanding issue.

Any adverse change to the preferred return for the next distribution period as well as the ongoing performance of the joint venture may result in our experiencing reduced net income, which would adversely affect our results of operations.

We may not be able to sustain or manage our rapid growth, which may prevent us from continuing to increase our net revenues.

We have experienced rapid growth in our product lines resulting in higher net sales over the last six years, which was achieved through acquisitions of businesses, products and licenses. For example, revenues associated with companies we acquired since 2006 were approximately $10.5 million and $9.6 million, for the year ended December 31, 2008 and the three months ended March 31, 2009, respectively, representing 1.2% and 8.8% of our total revenues for those periods. As a result, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

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

Our growth strategy depends in part upon our ability to acquire companies and new product lines. Revenues associated with our acquisitions since 2006 represented approximately 1.2% and 8.8% of our total revenues for the year ended December 31, 2008 and the three months ended March 31, 2009, respectively. Future acquisitions will succeed only if we can effectively assess characteristics of potential target companies and product lines, such as:

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

Our three largest customers accounted for 57.4% and 56.5% of our net sales for the three months ended March 31, 2009 and the year ended December 31, 2008, respectively. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory also could adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

We depend on our key personnel and any loss or interruption of either of their services could adversely affect our business, financial condition and results of operations.

Our success is largely dependent upon the experience and continued services of Jack Friedman, our Chairman and Co-Chief Executive Officer, and Stephen G. Berman, our President and Co-Chief Executive Officer and Chief Operating Officer. We cannot assure you that we would be able to find an appropriate replacement for Mr. Friedman or Mr. Berman if the need should arise, and any loss or interruption of Mr. Friedman’s or Mr. Berman’s services could adversely affect our business, financial condition and results of operations.

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

We sell products and operate facilities in numerous countries outside the United States. For the three months ended March 31, 2009 and the year ended December 31, 2008 sales to our international customers comprised approximately 17.1% and 17.9%, respectively, of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers located principally in China which are subject to the risks normally associated with international operations, including:

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

Goodwill is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill no longer be amortized but instead be periodically evaluated for impairment based on the fair value of the reporting unit. As of March 31, 2009, we have not had any impairment of goodwill, which is reviewed on a quarterly basis and formally evaluated on an annual basis.

At March 31, 2009, approximately $406.7 million, or 43.5%, of our total assets represented goodwill. Declines in our profitability or market capitalization may impact the fair value of our reporting units, which could result in a write-down of our goodwill. Reductions in our net income caused by the write-down of goodwill would adversely affect our results of operations.

Item 6. Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2.1	By-Laws of the Company(2)
3.2.2	Amendment to By-Laws of the Company(3)
4.1	Indenture, dated as of June 9, 2003, by and between the Registrant and Wells Fargo Bank, N.A.(4)
4.2	Form of 4.625% Convertible Senior Note(4)
18	Auditor Preferability Letter(5)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(5)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(5)
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(5)
32.1	Section 1350 Certification of Chief Executive Officer(5)
32.2	Section 1350 Certification of Chief Executive Officer(5)
32.3	Section 1350 Certification of Chief Financial Officer(5)
___________________
(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003, and incorporated herein by reference.

(5)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: May 11, 2009	By:	/s/ JOEL M. BENNETT
Joel M. Bennett
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2.1	By-Laws of the Company(2)
3.2.2	Amendment to By-Laws of the Company(3)
4.1	Indenture, dated as of June 9, 2003, by and between the Registrant and Wells Fargo Bank, N.A.(4)
4.2	Form of 4.625% Convertible Senior Note(4)
18	Auditor Preferability Letter(5)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(5)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(5)
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(5)
32.1	Section 1350 Certification of Chief Executive Officer(5)
32.2	Section 1350 Certification of Chief Executive Officer(5)
32.3	Section 1350 Certification of Chief Financial Officer(5)
___________________
(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003, and incorporated herein by reference.

(5)	Filed herewith.