Form 10-Q
period 2009-06-30
JAKKS PACIFIC INC
filed 2009-08-14
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock is 27,928,231 (as of August 13, 2009).

JAKKS PACIFIC, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
Quarter Ended June 30, 2009

ITEMS IN FORM 10-Q

		Page

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets - December 31, 2008 and June 30, 2009 (unaudited)	2
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2009 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2009 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Submission of Matters to a Vote of Security Holders	None
Item 5.	Other Information	None
Item 6.	Exhibits	41

Signatures		42
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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2008	June 30, 2009
	(*)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$169,520	$122,406
Marketable securities	195	199
Accounts receivable, net of allowances for uncollectible accounts of $2,005 and $1,577, respectively	147,587	115,777
Inventory	87,944	76,563
Prepaid expenses and other current assets	29,670	28,629
Income tax receivable	22,288	41,120
Deferred income taxes	17,993	82,443
Total current assets	475,197	467,137
Property and equipment
Office furniture and equipment	12,390	12,883
Molds and tooling	63,075	62,189
Leasehold improvements	5,947	6,185
Total	81,412	81,257
Less accumulated depreciation and amortization	52,914	51,280
Property and equipment, net	28,498	29,977
Investment in video game joint venture	53,184	34,683
Goodwill, net	427,693	—
Trademarks, net	10,491	2,308
Intangibles and other, net	33,061	49,607
Total assets	$1,028,124	$583,712
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$57,432	$66,490
Accrued expenses	61,780	42,489
Reserve for sales returns and allowances	23,317	15,793
Capital lease obligation	417	340
Income taxes payable	7,190	—
Convertible senior notes	—	98,000
Total current liabilities	150,136	223,112
Deferred income taxes	26,237	17,140
Income tax payable	4,686	4,686
Other liabilities	2,112	6,592
Convertible senior notes	98,000	—
Total liabilities	281,171	251,530
Stockholders’ equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 27,521,278 and 27,928,231 shares issued and outstanding, respectively	28	28
Additional paid-in capital	292,809	295,399
Retained earnings	458,345	40,984
Accumulated comprehensive loss	(4,229)	(4,229)
Total stockholders’ equity	746,953	332,182
Total liabilities and stockholders’ equity	$1,028,124	$583,712

(*)	Derived from audited financial statements

See notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2008	2009	2008	2009
	As Adjusted (Note 13)		As Adjusted (Note 13)
Net sales	$145,291	$144,809	$276,226	$253,494
Cost of sales	92,366	150,885	174,804	222,589
Gross profit (loss)	52,925	(6,076)	101,422	30,905
Selling, general and administrative expenses	46,490	53,756	94,825	108,310
Write-down of intangible assets	—	8,221	—	8,221
Write-down of goodwill	—	407,125	—	407,125
Income (loss) from operations	6,435	(475,178)	6,597	(492,751)
Profit (loss) from video game joint venture	1,295	(22,901)	3,727	(20,005)
Interest Income	773	69	2,093	248
Interest Expense, net of benefit	(1,642)	(1,266)	(3,200)	(2,533)
Income (loss) before provision (benefit) for income taxes	6,861	(499,276)	9,217	(515,041)
Provision (benefit) for income taxes	2,091	(92,714)	2,857	(97,680)
Net income (loss)	$4,770	$(406,562)	$6,360	$(417,361)
Earnings (loss) per share – basic	$0.17	$(14.96)	$0.23	$(15.35)
Earnings (loss) per share – diluted	$0.17	$(14.96)	$0.23	$(15.35)

See notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30, (Unaudited)
	2008	2009
	As Adjusted (Note 13)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,360	$(417,361)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	10,283	11,417
Share-based compensation expense	4,011	3,979
(Profit) loss from video game joint venture	(3,973)	18,332
Loss on disposal of property and equipment	43	2,341
Deferred income taxes	(90)	(73,547)
Write-down of intangible assets	—	8,221
Write-down of goodwill	—	407,125
Changes in operating assets and liabilities:
Accounts receivable	72,005	31,810
Inventory	(8,115)	8,742
Prepaid expenses and other current assets	(14,479)	1,342
Income tax receivable	(8,919)	(18,832)
Accounts payable	866	9,058
Accrued expenses	(28,630)	(6,942)
Income taxes payable	(21,997)	(7,190)
Reserve for sales returns and allowances	(14,396)	(7,524)
Other liabilities	781	4,481
Total adjustments	(12,610)	392,813
Net cash used by operating activities	(6,250)	(24,548)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(12,776)	(10,912)
Change in other assets	125	2,068
Cash paid for net assets of business acquired	(14,993)	(12,253)
Net purchase of marketable securities	(2)	(4)
Net cash used by investing activities	(27,646)	(21,101)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from stock options exercised	2,831	—
Common stock surrendered	(2,968)	(1,389)
Common stock repurchased	(30,002)	—
Repayment of capital lease obligation	—	(76)
Net cash used in financing activities	(30,139)	(1,465)
Net decrease in cash and cash equivalents	(64,035)	(47,114)
Cash and cash equivalents, beginning of period	241,250	169,520
Cash and cash equivalents, end of period	$177,215	$122,406

Cash paid during the period for:
Income taxes	$36,877	$2,224
Interest	$2,341	$2,281

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
June 30, 2009

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

The Traditional Toys segment includes action figures, vehicles, playsets, plush products, dolls, accessories, pretend play products including Halloween costumes and accessories, dress-up costumes and accessories, electronic products, novelty toys, collectibles, construction toys, compounds, infant and pre-school toys, water toys, kites, and related products.

Craft/Activity/Writing Products include do-it-yourself kits, pens, pencils, stationery products, crayons, markers, paints, and other related craft and activity products.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers - (continued)

Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts as of December 31, 2008 and June 30, 2009 and for the three and six months ended June 30, 2008 and 2009 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Net Sales
Traditional Toys	$131,127	$126,458	$250,645	$224,050
Craft/Activity/Writing Products	10,570	14,818	16,658	22,378
Pet Products	3,594	3,533	8,923	7,066
	$145,291	$144,809	$276,226	$253,494

	Three Months Ended June 30,		Six Months Ended June 30,
	2008 As Adjusted (Note 13)	2009	2008 As Adjusted (Note 13)	2009
Operating Income (Loss)
Traditional Toys	$5,892	(373,944)	$6,133	$(389,724)
Craft/Activity/Writing Products	405	(89,790)	363	(91,012)
Pet Products	138	(11,444)	101	(12,015)
	$6,435	(475,178)	$6,597	$(492,751)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008 As Adjusted (Note 13)	2009	2008 As Adjusted (Note 13)	2009
Depreciation and Amortization Expense
Traditional Toys	$5,163	$5,886	$9,655	10,444
Craft/Activity/Writing Products	276	573	493	751
Pet Products	43	130	135	222
	$5,482	$6,589	$10,283	$11,417

	December 31,	June 30,
	2008	2009
Assets
Traditional Toys	$877,606	$531,845
Craft/Activity/Writing Products	128,036	42,736
Pet Products	22,482	9,131
	$1,028,124	$583,712

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers - (continued)

The following tables present information about the Company by geographic area as of December 31, 2008 and June 30, 2009 and for the three and six months ended June 30, 2008 and 2009 (in thousands):

	December 31, 2008	June 30, 2009
Long-lived Assets
United States	$26,179	$27,722
Hong Kong	2,319	2,255
	$28,498	$29,977

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Net Sales by Geographic Area
United States	$112,783	$120,807	$220,252	210,879
Europe	9,713	6,152	16,442	12,288
Canada	4,377	5,563	9,288	9,968
Hong Kong	10,593	6,292	16,600	9,539
Other	7,825	5,995	13,644	10,820
	$145,291	$144,809	$276,226	$253,494

Major Customers

Net sales to major customers for the three and six months ended June 30, 2008 and 2009 were as follows (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2009		2008		2009
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales

Wal-Mart	$34,697	23.9%	$23,008	15.9%	$80,936	29.3%	$58,553	23.1%
Toys ‘R’ Us	9,942	6.8	14,698	10.1	22,321	8.1	25,834	10.2
Target	28,889	19.9	34,235	23.6	45,617	16.5	49,982	19.7

	$73,528	50.6%	$71,941	49.6%	$148,874	53.9%	$134,319	53.0%

No other customer accounted for more than 10% of the Company’s total net sales.

At December 31, 2008 and June 30, 2009, the Company’s three largest customers accounted for approximately 74.0% and 50.1%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and warehouse costs, is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	December 31, 2008	June 30, 2009

Raw materials	$3,778	$4,001
Finished goods	84,166	72,562
	$87,944	$76,563

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

The Company’s reserve for sales returns and allowances amounted to $23.3 million as of December 31, 2008, compared to $15.8 million as of June 30, 2009. This decrease was due primarily to certain customers taking their year-end allowances related to 2008 and current year allowances during 2009.

Note 5 — Convertible Senior Notes

In June 2003, the Company sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023 and received net proceeds of approximately $94.4 million. The notes are convertible into shares of the Company’s common stock at an initial conversion price of $20.00 per share, or 50 shares per note, subject to certain circumstances. The notes may be converted in each quarter subsequent to any quarter in which the closing price of the Company’s common stock is at or above a prescribed price for at least 20 trading days in the last 30 trading day period of the quarter. The prescribed price for the conversion trigger is $24.00 through June 30, 2010, and increases nominally each quarter thereafter. Cash interest is payable at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year. After June 15, 2010, interest will accrue on the outstanding notes until maturity. At maturity, the Company will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance, unless redeemed or converted earlier. The notes were not convertible as of June 30, 2009 and are not convertible during the third quarter of 2009.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Convertible Senior Notes (continued)

The Company may redeem the notes at its option in whole or in part beginning on June 15, 2010, at 100% of their accreted principal amount plus accrued and unpaid interest, if any, payable in cash. Holders of the notes may also require the Company to repurchase all or part of their notes on June 15, 2010, for cash, at a repurchase price of 100% of the principal amount per note plus accrued and unpaid interest, if any.  Accordingly, the notes have been reclassified as a short-term liability as of June, 30, 2009.  Holders of the notes may also require the Company to repurchase all or part of their notes on June 15, 2013 and June 15, 2018 at a repurchase price of 100% of the accreted principal amount per note plus accrued and unpaid interest, if any, and may be paid in cash, in shares of common stock or a combination of cash and shares of common stock.

 Note 6 — Income Taxes

The Company’s income tax benefit, which includes federal, state and foreign income taxes, discrete items of goodwill and trademark impairment, and the THQ/Jakks joint venture settlement, was $97.7 million, or an effective tax benefit rate of 19.0% for the six months ended June 30, 2009. During the comparable period in 2008, the income tax provision was $2.9 million, or an effective tax provision rate of 31.0%.  The impairment of goodwill and trademarks, totaling $64.5 million, and the THQ/Jakks joint venture settlement of $9.1 million, were reductions to the tax benefit rate realized.    Exclusive of the discrete items, the second quarter 2009 effective tax benefit rate would be 31.8%,  There were no discrete items in the second quarter of 2008.

As of June 30, 2009, the Company had net deferred tax assets of approximately $65.3 million for which an allowance of $0.9 million has been provided since, in the opinion of management, realization of the future benefit is uncertain.

Current interest on uncertain income tax liabilities is recognized as interest expense in the consolidated statement of operations. During the six months ended June 30, 2009, the Company recognized $0.1 million of current year interest expense.

Note 7 — Earnings Per Share

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,
	2008 As Adjusted (Note 13)			2009
	Income	Weighted Average Shares	Per-Share	Income / (Loss)	Weighted Average Shares	Per-Share

Earnings (loss) per share - basic
Income available to common stockholders	$4,770	27,288	$0.17	$(406,562)	27,175	$(14.96)
Effect of dilutive securities:
Convertible senior notes	737	4,900		—	—
Options and warrants	—	198		—	—
Unvested restricted stock grants	—	208		—	—
Earnings (loss) per share - diluted
Income available to common stockholders plus assumed exercises and conversion	$5,507	32,594	$0.17	$(406,562)	27,175	$(14.96)

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Earnings Per Share (continued)

	Six Months Ended June 30,
	2008 As Adjusted (Note 13)			2009
	Income	Weighted Average Shares	Per-Share	Income / (Loss)	Weighted Average Shares	Per-Share

Earnings (loss) per share - basic
Income available to common stockholders	$6,360	27,677	$0.23	$(417,361)	27,187	$(15.35)
Effect of dilutive securities:
Options and warrants	—	225		—	—
Unvested restricted stock grants	—	175		—	—
Earnings (loss) per share - diluted
Income available to common stockholders plus assumed exercises and conversion	$6,360	28,077	$0.23	$(417,361)	27,187	$(15.35)

Basic earnings per share has been computed using the weighted average number of common shares outstanding. Diluted earnings per share has been computed using the weighted average number of common shares and common share equivalents outstanding (which consist of warrants, options and convertible debt to the extent they are dilutive). For the three months ended June 30, 2009 and the six months ended June 30, 2008 and 2009, the convertible notes interest and related common share equivalent of 4,900,000 were excluded from the diluted earnings per share calculation because they were anti-dilutive.  For the three and six months ended June 30, 2009, the diluted options and warrants of 15,027 and 30,279, respectively, and unvested restricted stock grants outstanding of 209,692 and 174,331, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive. Potentially dilutive stock options of nil for the three and six months ended June 30, 2008, respectively, were excluded from the computation of diluted earning per share as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and to have included them would have been anti-dilutive.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 — Common Stock and Preferred Stock

The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.

In January 2009, the Company issued an aggregate of 240,000 shares of restricted stock at an aggregate value of approximately $5.0 million to two of its executive officers, which vest, subject to certain Company financial performance criteria,  in January 2010, an aggregate of 30,340 shares of restricted stock to its five non-employee directors, which vest in January 2010, at an aggregate value of approximately $0.6 million, and an aggregate of 206,500 shares of restricted stock to its employees at an aggregate value of approximately $3.8 million, which vest over a five-year period. Additionally, 74,836 shares of restricted stock previously received by two executive officers were surrendered at a value of $1.4 million to cover their income taxes due on the 2009 vesting of the restricted stock granted to them in 2007 and 2008.  This restricted stock was subsequently retired by the Company.  Also, in January 2009, an employee surrendered 551 shares of restricted stock at a value of $11,367 to cover his income taxes due on the December 31, 2008 vested shares.  In February 2009, the Company issued 3,000 shares of restricted stock at a value of approximately $0.05 million to an employee, which vest over a five-year period. In June 2009, the Company issued 2,500 shares of restricted stock at a value of approximately $0.03 million to an employee, which vest over a five-year period.

In January 2008, the Company issued an aggregate of 240,000 shares of restricted stock at an aggregate value of approximately $5.7 million to two of its executive officers, which vested 50% in each of January 2009 and 2010 and an aggregate of 25,340 shares of restricted stock to its five non-employee directors, which vest in January 2009, at an aggregate value of approximately $0.6 million. In February 2008, the Company issued an aggregate of 41,134 shares of restricted stock as 2007 bonus compensation to two of its executive officers, which vested immediately, at an aggregate value of approximately $1.0 million. In February 2008, the Company issued 3,593 shares of restricted stock as 2007 bonus compensation at a value of approximately $0.1 million to an executive officer, which vests 50% on each of March 1, 2009 and 2010. During the six months ended June  30, 2008, the Company also issued 208,871 shares of common stock on the exercise of options at a value of $2.8 million, and 122,202 shares of restricted stock previously received by two executive officers were surrendered at a value of $3.0 million to cover their income taxes due on the 2008 vesting of the restricted shares granted to them in 2006, 2007 and 2008. This surrendered restricted stock was subsequently retired by the Company. The Company granted and issued an aggregate of 20,000 shares of restricted stock to an employee at an aggregate value of approximately $0.5 million.  In February 2008, the Company’s Board of Directors authorized it to repurchase up to $30.0 million of its common stock. In April and May 2008, the Company repurchased an aggregate of 1,259,300 shares of its common stock at an average price of $23.82 per share for a total cost of $30.0 million. The repurchased stock represented approximately 4.4% of the Company’s then outstanding shares of common stock at the time of the repurchase and was subsequently retired by the Company.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Business Combinations

The Company acquired the following entities to further enhance its existing product lines and to continue diversification into other toy categories and seasonal businesses:

In October 2008, the Company acquired substantially all of the assets of Tollytots Limited.  The total initial consideration of $25.7 million consisted of $12.0 million in cash and the assumption of liabilities in the amount of $13.7 million, and resulted in goodwill of $3.1 million. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $5.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned.  Tollytots is a leading designer and producer of licensed baby dolls and baby doll pretend play accessories based on well-known brands, and was included in its results of operations from the date of acquisition.  Pro forma results of operations are not provided since the amounts are not material to the consolidated results of operations.

In October 2008, the Company acquired all of the stock of Kids Only, Inc. and a related Hong Kong company, Kids Only Limited (collectively, “Kids Only”).  The total initial consideration of $23.3 million consisted of $20.4 million in cash and the assumption of liabilities in the amount of $2.9 million, and resulted in goodwill of $12.7 million. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $5.6 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned.  Kids Only is a leading designer and producer of licensed indoor and outdoor kids’ furniture, and has an extensive portfolio which also includes baby dolls and accessories, room décor and a myriad of other children’s toy products, and was included in its results of operations from the date of acquisition.  Pro forma results of operations are not provided since the amounts are not material to the consolidated results of operations.

In December 2008, the Company acquired certain assets of Disguise, Inc. and a related Hong Kong company, Disguise Limited (collectively, “Disguise”).  The total initial consideration of $60.6 million consisted of $38.6 million in cash and the assumption of liabilities in the amount of $22.0 million, and resulted in goodwill of $30.6 million. The Company has not finalized its purchase price allocation for Disguise and has engaged a third party to perform studies and valuations of the estimated fair value of assets and liabilities assumed.  Disguise is a leading designer and producer of Halloween and everyday costume play and was included in our results of operations from the date of acquisition.  Pro forma results of operations are not provided since the amounts are not material to the consolidated results of operations.

Refer to Note 11 for information on the write-down of goodwill.

Note 10 — Joint Venture

The Company owns a fifty percent interest in a joint venture with THQ Inc. (“THQ”) which develops, publishes and distributes interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture has entered into a license agreement with an initial license period expiring December 31, 2009 and a renewal period at the option of the joint venture expiring December 31, 2014 under which it acquired the exclusive worldwide right to publish video games based on the WWE franchise on all hardware platforms. The Company’s investment is accounted for using the cost method due to the financial and operating structure of the venture and its lack of significant influence over the joint venture. The Company’s basis consists primarily of organizational costs, license costs and recoupable advances and is being amortized over the term of the initial license period. The joint venture agreement provides for the Company to receive guaranteed preferred returns through June 30, 2006 at varying rates of the joint venture’s net sales depending on the cumulative unit sales and platform of each particular game. The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned.  The preferred return was subject to change after June 30, 2006 and was to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. The parties did not reach an agreement with respect to the preferred return for the Next Distribution Period and the preferred return for the Next Distribution Period was determined through arbitration (see Note 17).  On July 24, 2009 a decision was rendered by the arbitrator setting the preferred return rate at 6%.  Based on this lower rate, an adjustment in the amount of $22.5 million was made and an estimated receivable of $34.5 million for the cumulative preferred return for the period from July 1, 2006 to June 30, 2009 has been accrued as of June 30, 2009. As of December 31, 2008 and June 30, 2009, the balance of the investment in the video game joint venture includes the following components (in thousands):

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Joint Venture (continued)

	December 31,	June 30,
	2008	2009
Preferred return receivable	$52,845	$34,514
Investment costs, net	339	169
	$53,184	$34,683

The Company’s joint venture partner retains the financial risk of the joint venture and is responsible for the day-to-day operations, including development, sales and distribution, for which they are entitled to any remaining profits. During the three months ended June 30, 2008 and 2009, the Company earned a profit of $1.3 million and incurred a loss of $22.9 million, respectively, from the joint venture.  During the six months ended June 30, 2008 and 2009, the Company earned a profit of $3.7 million and incurred a loss of $20.0 million, respectively, from the joint venture.  The losses in 2009 were due to the reduction from approximately $56.2 million to approximately $33.7 million in the accrual of the receivable from the joint venture that resulted from the arbitration setting the preferred return rate at 6%, instead of the 10% rate that had been accrued.

Note 11 — Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2009 are as follows (in thousands):

	Traditional Toys	Craft/Activity/ Writing Products	Pet Products	Total
Balance at beginning of the period	$335,083	$82,826	$9,784	$427,693
Adjustments to goodwill during the period	(20,568)	—	—	(20,568)
Write-down of goodwill	(314,515)	(82,826)	(9,784)	(407,125)
Balance at end of the period	$—	$—	$—	$—

During the six months ended June 30, 2009, the Company reclassified $21.0 million from goodwill to intangibles and other assets for its Disguise acquisition.  The Company is in the process of finalizing its purchase price allocation for its Disguise Acquisition and is working with a third party to perform studies and valuations to the estimated fair value of assets and liabilities assumed.  Furthermore, the Company paid out an additional working capital adjustment of $0.9 million for its Disguise acquisition.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company applies a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If step one indicates that an impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

During the three months ended June 30, 2009, the Company determined that the significant decline in its market capitalization is likely to be sustained.   The Company’s market capitalization was not significantly affected by the dismissals subject to appeal of the WWE lawsuit, and the lower revenue expectations for 2009 versus 2008 which indicated that an interim goodwill impairment test was required under SFAS 142. As a result, the Company determined that $407.1 million, or all of the goodwill related to previous acquisitions, including the acquisition of Disguise in December 2008, was impaired in accordance with SFAS 142. This amount is included in “Write-down of Goodwill” in the accompanying condensed consolidated statements of operations.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12 — Intangible Assets Other Than Goodwill

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

		December 31, 2008			June 30, 2009
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)

Amortized Intangible Assets:
Acquired order backlog	0.50	$2,393	$(2,165)	$228	$2,393	$(2,393)	$—
Licenses	4.84	67,088	(46,638)	20,450	85,788	(49,726)	36,062
Product lines	3.62	17,700	(17,700)	—	19,100	(17,817)	1,283
Customer relationships	5.33	4,096	(2,301)	1,795	6,796	(2,675)	4,121
Non-compete/Employment contracts	4.56	2,748	(2,703)	45	3,133	(2,753)	380
Debt offering costs	20.00	3,705	(1,033)	2,612	3,705	(1,126)	2,579
Total amortized intangible assets		97,730	(72,540)	25,190	120,915	(76,490)	44,425
Unamortized Intangible Assets:
Trademarks	indefinite	10,491	—	10,491	2,308	—	2,308
		$108,221	$(72,540)	$35,681	$123,223	$(76,490)	$46,733

Amortization expense related to limited life intangible assets was $2.1 million and $2.3 million for the three months ended June 30, 2008 and 2009, respectively.  Amortization expense related to limited life intangible assets was $4.3 million and $3.9 million for the six months ended June 30, 2008 and 2009, respectively.

As of June 30, 2009, the Company determined that the tradenames “Child Guidance” and “Play Along” and certain tradenames associated with its Craft and Activity product lines would either be discontinued, or were under-performing.   Consequently, the intangible assets associated with these tradenames were written off to “Write-down of Intangible Assets,” resulting in a non-cash charge of $8.2 million.

Note 13 — Property and Equipment

Property and equipment have historically been stated at cost and are being depreciated using the straight-line method over their estimated useful lives as follows:

Office equipment	5 years
Automobiles	5 years
Furniture and fixtures	5 - 7 years
Molds and tooling	2 years
Leasehold improvements	Shorter of length of lease or 10 years

Effective January 1, 2009, the Company changed its depreciation methodology for molds and tools used in the manufacturing of its products from a straight-line basis to a usage basis, which is more closely correlated to production of goods.  While both methods of depreciation allocation are acceptable, the Company believes that the usage method more accurately matches costs with revenues.  Furthermore, the useful estimated life of molds and tools was maintained at two years.  The following financial statement line items for the three months and six months ended June 30, 2008 were affected by the change in accounting principle (in thousands):

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Property and Equipment (continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	As Computed under usage method	As Reported under Straight- line method	Effect of Change	As Computed under usage method	As Reported under Straight- line method	Effect of Change
Net sales	$145,291	$145,291	$—	$276,226	$276,226	$—
Cost of sales	92,366	93,233	(867)	174,804	176,727	(1,923)
Gross Margin	$52,925	$52,058	$867	$101,422	$99,499	$1,923
Income from operations	$6,435	$5,568	$867	$6,597	$4,674	$1,923
Income before provision for income taxes	$6,861	$5,994	$867	$9,217	$7,294	$1,923
Provision for income taxes	2,091	1,838	253	2,857	2,261	596
Net income	$4,770	$4,155	$614	$6,360	$5,033	$1,327
Earnings per share – basic	$0.17	$0.15	$0.02	$0.23	$0.18	$0.05
Earnings per share - diluted	$0.17	$0.15	$0.02	$0.23	$0.18	$0.05

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of June 30, 2008
	As Computed under usage method	As Reported under Straight- line method	Effect of Change
Income taxes receivable	$8,919	$9,515	$(596)
Property and Equipment
Office furniture and equipment	$10,743	$10,743	$—
Molds and tooling	54,960	54,960	—
Leasehold improvements	5,317	5,317	—
Total	71,020	71,020	—
Less accumulated depreciation and amortization	42,625	44,548	(1,923)
Property and equipment, net	$28,396	$26,472	$1,923
Retained earnings	$—	$—	$—

As a result of the accounting method change, there was a minimal cumulative effect to the Company’s retained earnings as of January 1, 2009.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Property and Equipment (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30, 2008
	As Computed under usage method	As Reported under Straight- line method	Effect of Change
Cash flow used in operations	$(6,250)	$(6,250)	$—
Cash Flow items impacted by change:
Net income	6,360	5,033	1,327
Depreciation and amortization	10,283	12,206	(1,923)
Income tax receivable	(8,919)	(9,515)	596
Total adjustments	—	—	—
Net cash used by operating activities	(6,250)	(6,250)	—
Net cash used by investing activities	(27,646)	(27,646)	—
Net cash provided by (used in) operating activities	(30,139)	(30,139)	—
Net decrease in cash and cash equivalents	(64,035)	(64,035)	—
Cash and cash equivalents, beginning of period	241,250	241,250	—
Cash and cash equivalents, end of period	$177,215	$177,215	$—

Note 14 — Share-Based Payments

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

The following table summarizes the total share-based compensation expense and related tax benefits recognized for the three and six months ended June 30, 2008 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Stock option compensation expense	$127	$(23)	$310	$86
Tax benefit related to stock option compensation	$45	$(4)	$107	$34
Restricted stock compensation expense	$1,832	$2,008	$3,701	$3,893
Tax benefit related to restricted stock compensation	$682	$759	$1,378	$1,477

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14 — Share-Based Payments (continued)

Stock option activity pursuant to the Plan for six months ended June 30, 2009 is summarized as follows:

	Plan Stock Options (*)
	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2008	477,515	$19.55
Granted	—	$—
Exercised	—	$—
Cancelled	(7,125)	$22.01
Outstanding, June 30, 2009	470,390	$19.51

* The stock option activity excludes 100,000 of fully vested warrants issued during 2003 with an initial exercise price of $11.35 per share, which expire August 14, 2013 and are outstanding at June 30, 2009.

Restricted stock award activity pursuant to the Plan for the six months ended June 30, 2009 is summarized as follows:

	Restricted Stock Awards
	Number of Shares	Weighted Average Exercise Price

Outstanding, December 31, 2008	460,533	$21.93
Awarded	482,340	$19.55
Released	(151,125)	$23.25
Forfeited	(4,900)	$16.66
Outstanding, June 30, 2009	786,848	$20.25

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15 — Comprehensive Income (Loss)

The table below presents the components of the Company’s comprehensive income (loss) for the three and six months ended June 30, 2008 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008 As Adjusted (Note 13)	2009	2008 As Adjusted (Note 13)	2009

Net income (loss)	$4,770	$(406,562)	$6,360	$(417,361)
Other comprehensive income (loss):
Foreign currency translation adjustment	8	6	20	—
Comprehensive income (loss)	$4,778	$(406,556)	$6,380	$(417,361)

 Note 16 — Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 (Revised) (“FAS 141(R)”), Business Combinations ..  This statement contains specific guidance regarding the accounting for costs of business acquisitions and for estimating contingent consideration provisions at the time of acquisition. This new guidance replaces the previous guidance in FAS 141. The Company will apply guidance of FAS 141(R) for any future acquisitions.

Note 17 — Litigation

In October 2004, the Company was named as a defendant in a lawsuit commenced by World Wrestling Entertainment, Inc. (“WWE”) (the “WWE Action”). The complaint also named as defendants, among others, the joint venture with THQ Inc., certain of the Company’s foreign subsidiaries and the Company’s three executive officers. The Complaint was amended, the antitrust claims were dismissed and, on grounds not previously considered by the Court, a motion to dismiss the RICO claim, the only remaining basis for jurisdiction, was argued and submitted in September 2006.  Discovery remained stayed. In December 2007 the Court dismissed the WWE Action and WWE appealed. The Company sought reconsideration of and filed a cross-appeal with respect to certain parts of the Court’s Orders. The appeal and cross-appeal were in abeyance pending the determination of the reconsideration motion. The reconsideration motion was granted in September 2008 and the Court held that the issue of the applicability of a January 2004 release executed by WWE in favor of the Company would not be determined in connection with the motion to dismiss. The cross-appeal was withdrawn without prejudice, the briefing of the appeal was completed and argument was held on May 6, 2009.  On May 19, 2009, the United States Court of Appeals for the Second Circuit unanimously affirmed dismissal of the WWE Action on statute of limitations grounds.

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

 JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 17 — Litigation (continued)

The Company received notice from WWE alleging breaches of the video game license in connection with sales of WWE video games in Japan and other countries in Asia. The joint venture responded that WWE acquiesced in the arrangements, and separately released any claim against the joint venture in connection therewith and accordingly there is no breach of the joint venture’s video game license.  While the joint venture does not believe that WWE has a valid claim, it tendered a protective “cure” of the alleged breaches with a full reservation of rights. WWE “rejected” that cure and reserved its rights.  On October 12, 2006, WWE commenced a lawsuit in Connecticut state court against THQ and the joint venture, involving the claim set forth above concerning allegedly improper sales of WWE video games in Japan and other countries in Asia (the “JV Action”).  The lawsuit seeks, among other things, a declaration that WWE is entitled to terminate the video game license and monetary damages.  A motion to strike one claim was argued on March 12, 2007 and submitted to the Court.   Thereafter, WWE amended the complaint to import state law claims from the WWE Action. A motion to strike and for summary judgment (the “Dispositive Motion”) was briefed and argument took place on May 19, 2008. The Judge ordered the parties to file supplemental briefing on May 23, 2008, upon which filing the motion was submitted to the Court for decision. WWE filed a cross-motion for partial summary judgment with respect to the Company’s Release defense. At the end of August, the Court granted the Dispositive Motion. WWE moved to reargue that decision and that motion was denied. WWE filed an appeal, which was assigned to the Supreme Court of Connecticut.  Briefing on the appeal is scheduled to be completed in September 2009, with argument to be held thereafter. THQ filed a cross-complaint which asserts claims by THQ and Mr. Farrell for indemnification from the Company in the event that WWE prevails on any of its claims against THQ and Farrell and also asserts claims by THQ that the Company breached its fiduciary duties to THQ in connection with the videogame license between WWE and THQ/JAKKS Pacific LLC and seeks equitable and legal relief, including substantial monetary and exemplary damages against the Company in connection with this claim. The Company has moved to sever and stay the cross-claims pending WWE’s appeal of its dismissed claims to which the cross-claims relate.  That motion is in the process of being briefed.  The Company has also moved for summary judgment and to strike the cross-claims, but these motions have not yet been adjudicated.  Regardless of the outcome of these motions, the Company intends to contest all of these cross-claims vigorously.

WWE filed a motion for partial summary judgment with respect to the claims remaining in the JV Action which seeks a declaration that WWE may terminate the joint venture’s videogame license.  The joint venture has opposed this motion and has filed a motion for summary judgment dismissing the JV Action as a matter of law on multiple grounds.  Discovery issues arose, a Court conference was held on August 4, 2009 and a further order of the Court is expected shortly.

In connection with the joint venture with THQ (see Note 10), the Company receives its profit through a preferred return based on net sales of the joint venture, which was to be reset as of July 1, 2006 for the period through December 31, 2009 (the “Next Distribution Period”). The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned.  The agreement with THQ provides for the parties to agree on the reset of the preferred return or, if no agreement is reached, for arbitration of the issue. No agreement was reached, and the preferred return for the Next Distribution Period was determined through arbitration.  On July 24, 2009, an arbitrator rendered a decision setting the preferred return rate at 6%.  Based on this lower rate, an adjustment in the amount of $22.5 million was made and an estimated receivable of $34.5 million for the cumulative preferred return for the period from July 1, 2006 to June 30, 2009 has been accrued as of June 30, 2009.

In order to exercise the joint venture's right to renew the WWE videogame license for the renewal period running from January 1, 2010 through December 31, 2014, the Company, on behalf of the joint venture, sent out a Notice of Renewal to WWE on June 30, 2009 (the “Renewal Notice”).  THQ has commenced an action in California Superior Court (the “California Action”) seeking a declaratory judgment that JAKKS cannot renew the videogame license without THQ's consent and that THQ is not obligated to consent.  THQ also seeks a declaratory judgment that the restrictive covenant contained in the joint venture agreement is unenforceable.  The Company has filed a demurrer in the California Action.  THQ also filed an arbitration in California seeking a declaratory judgment that the same restrictive covenant is unenforceable (the “California Arbitration”).  The Company commenced an arbitration in New York  (the “New York Arbitration”) seeking, among other things, a declaratory judgment that (a) it is empowered to serve the Renewal Notice and (b) the restrictive covenant is enforceable.  The Company also seeks to hold THQ liable for its breach of fiduciary duty with respect to its dealings with the Company and the LLC.  The Company also commenced an action in New York Supreme Court to enjoin the California Arbitration.  The application to enjoin the California Arbitration has been argued and is awaiting decision.  The Company has requested of the American Arbitration Association that the New York Arbitration proceed and the California Arbitration not proceed.

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

As of June 30, 2009, the Company determined that the significant decline in its market capitalization is likely to be sustained.   The Company’s market capitalization was not significantly affected by the substantial resolution of the WWE lawsuit, and the lower revenue expectations for 2009 versus 2008 were factors that indicated that an interim goodwill impairment test was required under SFAS 142. As a result, the Company determined that $407.1 million, or all of the goodwill related to previous acquisitions, including the acquisition of Disguise in December 2008, was impaired in accordance with SFAS 142. This amount is included in  “Write-down of Goodwill” in the accompanying consolidated statements of operations.

 As of June 30, 2009, the Company determined that the tradenames “Child Guidance” and “Play Along” and certain tradenames associated with our Craft and Activity product lines would either be discontinued, or were under performing.   Consequently, the intangible assets associated with these tradenames were written off to “Write-down of Intangible Assets”, resulting in a non-cash charge of $8.2 million.

Intangible assets amounted to $46.7 million as of June 30, 2009.

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

Income Allocation for Income Taxes.   Our quarterly income tax provision and related income tax assets and liabilities are based on estimated annual income as allocated to the various tax jurisdictions based upon our transfer pricing study, US and foreign statutory income tax rates, and tax regulations and planning opportunities in the various jurisdictions in which the Company operates.  Significant judgment is required in interpreting tax regulations in the US and foreign jurisdictions, and in evaluating worldwide uncertain tax positions.  Actual results could differ materially from those judgments, and changes from such judgments could materially affect our consolidated financial statements.

Discrete Items for Income Taxes.  Significant discrete tax items were recognized in the current period.  As previously indicated in the Income Taxes note, the discrete items included goodwill impairment, trademark impairment, and the THQ/Jakks joint venture settlement.  A portion of the goodwill impairment is treated as a permanent adjustment for the tax provision and is considered non-deductible for tax purposes.  Further explanation of the impairment can be found in the Goodwill and other indefinite-lived intangible assets section above.  Further explanation on the THQ/Jakks joint venture settlement can be found in the Litigation note.

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

 We accrue a tax reserve for additional income taxes and interest, which may become payable in future years as a result of audit adjustments by tax authorities.  The reserve is based on management’s assessment of all relevant information, and is periodically reviewed and adjusted as circumstances warrant.  As of June 30, 2009, our income tax reserves are approximately $11.9 million and relate to the potential income tax audit adjustments, primarily in the areas of income allocation and transfer pricing.

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

Recent Developments

In October 2008, we acquired substantially all of the assets of Tollytots Limited.  The total initial consideration of $25.7 million consisted of $12.0 million in cash and the assumption of liabilities in the amount of $13.7 million, and resulted in goodwill of $3.1 million. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. Tollytots is a leading designer and producer of  licensed baby dolls and baby doll pretend play accessories based on well-known brands and was included in our results of operations from the date of acquisition.

In October 2008, we acquired all of the stock of Kids Only, Inc. and a related Hong Kong company, Kids Only Limited (collectively, “Kids Only”).  The total initial consideration of $23.3 million consisted of $20.4 million in cash and the assumption of liabilities in the amount of $2.9 million, and resulted in goodwill of $12.7 million. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.6 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. Kids Only is a leading designer and producer of licensed indoor and outdoor kids’ furniture, and has an extensive portfolio which also includes baby dolls and accessories, room décor and a myriad of other children’s toy products  and was included in our results of operations from the date of acquisition.

In December 2008, we acquired certain assets of Disguise, Inc. and a related Hong Kong company, Disguise Limited (collectively, “Disguise”).  The total initial consideration of $60.6 million consisted of $38.6 million in cash and the assumption of liabilities in the amount of $22.0 million, and resulted in goodwill of $30.6 million. We have not finalized our purchase price allocation for Disguise and have engaged a third party to perform studies and valuations of the estimated fair value of assets and liabilities assumed.  Disguise is a leading designer and producer of Halloween and everyday costume play and was included in our results of operations from the date of acquisition.

The goodwill from all of these acquisitions (as well as all other acquisitions) has been written down. See Note 11 of the Notes to Condensed Consolidated Financial Statements, supra.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.6	104.2	63.3	87.8
Gross profit (loss)	36.4	(4.2)	36.7	12.2
Selling, general and administrative expenses	32.0	37.1	34.3	42.8
Write-down of intangible assets	—	5.7	—	3.2
Write-down of goodwill	—	281.1	—	160.6
Income (loss) from operations	4.4	(328.1)	2.4	(194.4)
Profit (loss) from video game joint venture	0.9	(15.8)	1.3	(7.9)
Interest income	0.5	—	0.8	0.1
Interest expense, net of benefit	(1.1)	(0.9)	(1.2)	(1.0)
Income (loss) before provision (benefit) for income taxes	4.7	(344.8)	3.3	(203.2)
Provision (benefit) for income taxes	1.4	(64.0)	1.0	(38.5)
Net income (loss)	3.3%	(280.8%)	2.3%	(164.7%)

 The following unaudited table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Net Sales
Traditional Toys	$131,127	$126,458	$250,645	$224,050
Craft/Activity/Writing Products	10,570	14,818	16,658	22,378
Pet Products	3,594	3,533	8,923	7,066
	145,291	144,809	276,226	253,494
Cost of Sales
Traditional Toys	82,589	132,880	157,059	196,088
Craft/Activity/Writing Products	6,640	13,784	11,324	18,991
Pet Products	3,137	4,221	6,421	7,510
	92,366	150,885	174,804	222,589
Gross Profit (Loss)
Traditional Toys	48,538	(6,422)	93,586	27,962
Craft/Activity/Writing Products	3,930	1,034	5,334	3,387
Pet Products	457	(688)	2,502	(444)
	$52,925	$(6,076)	$101,422	$30,905

Comparison of the Three Months Ended June 30, 2009 and 2008

Net Sales

Traditional Toys.  Net sales of our Traditional Toys segment were $126.5 million in 2009, compared to $131.1 million in 2008, representing a decrease of $4.6 million, or 3.5%.  The decrease in net sales was primarily due to lower unit sales of  our WWE®, Narnia® and Pokemon® action figures and accessories, and other JAKKS products, including Plug It In & Play TV Games™, Neopets® and Care Bears® plush, Speedstacks®, JAKKS™ dolls and pretend play products based on Hannah Montana®, Camp Rock™ dolls, and junior sports products. This was offset in part by increases in unit sales of some products, including Club Penguin™ and Smurfs® plush, Cabbage Patch Kids®, In My Pocket & Friends™ , SpongeBob Squarepants and Discovery Kids® toys,  Fly Wheels® and Nascar® vehicles, UltiMotion™ electronics, and role-play and dress-up toys, including those based on Disney classic princesses and fairies characters, and the contribution to sales from our Tollytots, Kids Only and Disguise acquisitions of $29.2 million.

Craft/Activity/Writing Product.  Net sales of our Craft/Activity/Writing Products were $14.8 million in 2009, compared to $10.6 million in 2008, representing an increase of $4.2 million, or 39.6%.  The increase in net sales was primarily due to increases in unit sales of our Girl Gourmet™ and Spa Factory™ activity toys and our Flying Colors® and Vivid Velvet® activities products, offset in part by decreases in unit sales of Creepy Crawlers activities products, our Spinz™ writing instruments and our Pentech™ and Color Workshop® writing instruments and related products.

Pet Products.  Net sales of our Pet Products were $3.5 million in 2009, compared to $3.6 million in 2008, representing a decrease of $0.1 million, or 2.8%.  The decrease is mainly attributable to the less available shelf space for pet products at some of our major customer retail stores, and lower unit sales of consumable pet products. Sales of pet products were led by our AKG licensed line of products.

Cost of Sales

Traditional Toys.  Cost of sales of our Traditional Toys segment was $132.9 million, or 105.1% of related net sales, in 2009, compared to $82.6 million, or 63.0% of related net sales, in 2008, representing an increase of $50.3 million, or 60.9%.  This increase is primarily due to charges of $18.8 million related to the write-down of certain excess and impaired inventory and $32.6 related to the write-down of license advances and minimum guarantees that are not expected to be earned out through sales of that licensed product. Excluding these one time charges, cost of sales decreased by $1.1 million to $81.5 million, or 64.4% of net sales, which  primarily consisted of a decrease in product costs of $0.4 million, which is in line with the lower volume of sales.  Product costs as a percentage of sales increased primarily due to the mix of the product sold with higher product cost.  Furthermore, royalty expense for our Traditional Toys segment decreased by $1.2 million and as a percentage of net sales due to lower volume of sales and to changes in the product mix. Our depreciation of molds and tools increased by $0.5 million primarily due to increased purchases of molds and tools in this segment.

Craft/Activity/Writing Products.  Cost of sales of our Craft/Activity/Writing Products segment was $13.8 million, or 93.0% of related net sales, in 2009, compared to $6.6 million, or 62.8% of related net sales, in 2008, representing an increase of $7.2 million, or 109.1%.  This increase is primarily due to charges of $4.5 million related to the write-down of certain excess and impaired inventory and $0.3 related to the write-down of license advances and minimum guarantees that are not expected to be earned out through sales of that licensed product.  Excluding these one time charges, cost of sales increased by $2.4 million to $9.0 million, or 60.8% of net sales, which primarily consisted of an increase in product costs of $2.6 million, which is in line with the higher volume of sales.  Product costs as a percentage of net sales increased primarily due to the mix of the product sold and higher sales of closeout product.  Royalty expense decreased by $0.4 million and as a percentage of net sales due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalty rates.

Pet Products.  Cost of sales of our Pet Pal line of products was $4.2 million, or 119.5% of related net sales, in 2009, compared to $3.1 million, or 87.3% of related net sales, in 2008, representing an increase of $1.1 million, or 35.5%.  This increase is primarily due to charges of $0.8 million related to the write-down of certain excess and impaired inventory and $0.4 related to the write-down of license advances and minimum guarantees that are not expected to be earned out through sales of that licensed product.  Excluding these one time charges, cost of sales was comparable year over year.  Product costs increased by $0.6 million, which is in line with the higher volume of sales.  Product costs as a percentage of net sales increased primarily due to the mix of the product sold and sell-off of closeout product.  Royalty expense decreased by $0.6 million and as a percentage of sales due to changes in the product mix to products with lower royalty rates or proprietary products with no royalty rates from more products with higher royalty rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $53.8 million in 2009 and $46.5 million in 2008, constituting 37.1% and 32.0% of net sales, respectively.  The overall increase of $7.3 million in such costs was primarily due to the addition of overhead related to the operations of Tollytots, Kids Only and Disguise ($8.0 million) and an increase in general and administrative expenses ($2.9 million), and, offset in part by decreases in  product development ($2.4 million) and direct selling expenses ($1.2 million), .  The increase in the acquired companies’ overhead is mainly due to the fixed overhead and high seasonality of the Disguise acquisition, with the majority of its sales projected in the third quarter of 2009.  The increase in general and administrative expenses is primarily due to increases in legal expense ($2.0 million), net of insurance reimbursements and temporary help ($0.3 million) and a loss incurred from disposal of molds and tools used for production of our inventory ($2.3 million), offset in part by decrease in travel and entertainment expense ($0.9 million) and donation expense ($0.8 million).  Product development expenses decreased as a result of tighter control of spending on product development, offset in part by higher product testing expenses..  The decrease in direct selling expenses is primarily due to a decrease in advertising and promotional expenses of $2.1 million in 2009 in support of several of our product lines), offset in part by an increases in sales commissions ($0.4 million ) and other direct selling expenses of $0.5 million to support the increase in domestic sales.  From time to time, we may increase or decrease our advertising efforts, if we deem it appropriate for particular products.

Write-down of Intangible Assets

As of June 30, 2009, we determined that the tradenames “Child Guidance,”  “Play Along” and certain tradenames associated with our Crafts and Activities product lines would either be discontinued, or were under-performing.   Consequently, the intangible assets associated with these tradenames were written off to “Write-down of Intangible Assets”, resulting in a non-cash charge of $8.2 million.

Write-down of Goodwill

During the three months ended June 30, 2009, we determined that the significant decline in our market capitalization is likely to be sustained.   Our market capitalization did not change significantly despite the dismissals subject to appeal of the WWE lawsuit, and the lower revenue expectations for 2009 versus 2008 which indicated that an interim goodwill impairment test was required under SFAS 142. As a result, we determined that $407.1 million, or all of the goodwill related to previous acquisitions, including the acquisition of Disguise in December 2008, was impaired in accordance with SFAS 142. This amount is included in “Write-down of Goodwill” in the accompanying condensed consolidated statements of operations.

Profit from Video Game Joint Venture

We incurred a loss from our video game joint venture in 2009 of $22.9 million, as compared to profit of $1.3 million in 2008, primarily due to the arbitration ruling which resulted in a decrease of $22.5 million to the preferred return payment from a rate of 10% of net sales of the WWE video games sold by the joint venture to a rate of 6% of net sales and to legal fees of $1.1 million which offset profit of $0.7 million resulting in a loss of $0.4 million for the quarter before the adjustment to the receivable.  As a result of the decision, JAKKS has reduced its receivable from THQ for the period beginning July 1, 2006 and ending March 31, 2009 from approximately $56.2 million to approximately $33.7 million and recorded a non-cash charge of approximately $22.5 million in the second quarter.  The joint venture’s right to renew the WWE video game license expires December 31, 2009 subject to renewal through December 31, 2014. If extended, the amount of the preferred return we will receive from the joint venture after December 31, 2009 is subject to change (see “Risk Factors”, infra, and Note 17 of the Notes to Condensed Consolidated Financial Statements, supra ).

  Interest Income

 Interest income in 2009 was $0.1 million, as compared to $0.8 million in 2008.  The decrease is due to lower interest rates during 2009 compared to 2008 and lower average cash balances.

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

Provision for Income Taxes

 Our income tax benefit, which includes federal, state and foreign income taxes, discrete items of goodwill and trademark impairment, and the THQ/Jakks joint venture settlement, was $92.7 million, or an effective tax benefit rate of 18.6% for the three months ended June 30, 2009. During the comparable period in 2008, the income tax provision was $2.1 million, or an effective tax provision rate of 30.5%.  The impairment of goodwill and trademarks, totaling $64.5 million, and the THQ/Jakks joint venture settlement of $9.1 million, was a reduction to the tax benefit rate realized.    Exclusive of the discrete items, the 2009 effective tax benefit rate would be 31.8%.  There were no discrete items in the second quarter of 2008.

As of June 30, 2009, the Company had net deferred tax assets of approximately $65.3 million for which an allowance of $0.9 million has been provided since, in the opinion of management, realization of the future benefit is uncertain.

Comparison of the Six Months Ended June 30, 2009 and 2008

Net Sales

Traditional Toys.   Net sales of our Traditional Toys segment were $224.1 million in 2009, compared to $250.1 million in 2008, representing a decrease of $26.0 million, or 10.4%.  The decrease in net sales was primarily due to lower unit sales of  our WWE®, Narnia® and Pokemon® action figures and accessories, and other JAKKS products, including Plug It In & Play TV Games™, Neopets®, Doodle Bears® and Care Bears® plush, Cabbage Patch Kids®, Speedstacks®, JAKKS™ dolls and pretend play products based on Hannah Montana®, Camp Rock™ dolls, Sweet Secrets and junior sports products. This was offset in part by increases in unit sales of some products, including Club Penguin™ and Smurfs® plush,, In My Pocket & Friends™, SpongeBob Squarepants and Discovery Kids® toys,  Fly Wheels® and Nascar® vehicles, UltiMotion™ electronics, and role-play and dress-up toys, including those based on Disney classic princesses and fairies characters, and the contribution to sales from our Tollytots, Kids Only and Disguise acquisitions of $38.7 million.

Craft/Activity/Writing Products.  Net sales of our Craft/Activity/Writing Products were $22.4 million in 2009, compared to $16.7 million in 2008, representing an increase of $5.7 million, or 34.1%.  The increase in net sales was primarily due to increases in unit sales of our Girl Gourmet™ and Spa Factory™ activity toys, offset in part by decreases in unit sales of our Creepy Crawlers activities products, our Spinz™ writing instruments and our Pentech™ and Color Workshop® writing instruments and related products.

Pet Products.  Net sales of our Pet Products were $7.1 million in 2009, compared to $8.9 million in 2008, representing a decrease of $1.8 million, or 20.2%.  The decrease is mainly attributable to the less available shelf space for pet products at some of our major customer retail stores, and lower unit sales of consumable pet products. Sales of pet products were led by our AKG licensed line of products.

Cost of Sales

Traditional Toys.  Cost of sales of our Traditional Toys segment was $196.1 million, or 87.5% of related net sales, in 2009, compared to $157.0 million, or 62.7% of related net sales, in 2008, representing an increase of $39.1 million, or 24.9%.  This dollar increase is primarily due to charges of $18.8 million related to the write-down of certain excess and impaired inventory and $32.6 related to the write-down of license advances and minimum guarantees that are not expected to be earned through sales of that licensed product. Excluding these one time charges, cost of sales decreased by $12.3 million to $144.7 million, or 64.6% of net sales, which primarily consisted of a decrease in product costs of $9.8 million, which is in line with the lower volume of sales.  Product costs as a percentage of sales increased primarily due to the mix of the product sold with lower product cost.  Furthermore, royalty expense for our Traditional Toys segment decreased by $3.5 million and as a percentage of net sales due to lower volume of sales and to changes in the product mix. Our depreciation of molds and tools increased by $0.9 million primarily due to increased purchases of molds and tools in this segment.

Craft/Activity/Writing Products.  Cost of sales of our Craft/Activity/Writing Products segment was $19.0 million, or 84.9% of related net sales, in 2009, compared to $11.3 million, or 68.0% of related net sales, in 2008, representing an increase of $7.7 million, or 68.1%.  This increase is primarily due to charges of $4.5 million related to the write-down of certain excess and impaired inventory and $0.3 related to the write-down of license advances and minimum guarantees that are not expected to be earned out through sales of that licensed product.  Excluding these one time charges, cost of sales increased by $2.9 million to $14.2 million, or 63.4% of net sales, which primarily consisted of an increase in product costs of $2.0 million, which is in line with the higher volume of sales.  Product costs as a percentage of net sales increased primarily due to the mix of the product sold and higher sales of closeout product.  Royalty expense increased by $0.8 million and as a percentage of net sales due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalty rates.

Pet Products.  Cost of sales of our Pet Pal line of products was $7.5 million, or 106.3% of related net sales, in 2009, compared to $6.4 million, or 72.0% of related net sales, in 2008, representing an increase of $1.1 million, or 17.2%.  This increase is primarily due to charges of $0.8 million related to the write-down of certain excess and impaired inventory and $0.4 related to the write-down of license advances and minimum guarantees that are not expected to be earned out through sales of that licensed product.  Excluding these one time charges, cost of sales was comparable year over year.  Product costs increased by $0.1 million, which is in line with the higher volume of sales.  Product costs as a percentage of net sales increased primarily due to the mix of the product sold and sell-off of closeout product.  Royalty expense decreased by $0.1 million, but increased as a percentage of sales due to changes in the product mix to more products with higher royalty rates from  products with lower royalty rates or proprietary products with no royalty rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $108.3 million in 2009 and $94.8 million in 2008, constituting 42.7% and 34.3% of net sales, respectively.  The overall increase of $13.5 million in such costs was primarily due to the addition of overhead related to the operations of Tollytots, Kids Only and Disguise ($16.0 million), offset in part by decreases in amortization expense related to intangible assets other than goodwill ($0.6 million), product development ($0.8 million), direct selling expenses ($1.4 million), general and administrative expenses ($0.1 million).  The increase in the acquired companies’ overhead is mainly due to the fixed overhead and high seasonality of the Disguise acquisition, with the majority of its sales projected in the third quarter of 2009.  Product development expenses decreased as a result of tighter control of spending on product development, offset in part by higher product testing expenses.  The decrease in direct selling expenses is primarily due to a decrease in advertising and promotional expenses of $3.0 million in 2009 in support of several of our product lines, offset in part by increases in sales commissions ($0.3 million) and other direct selling expenses of $1.3 million to support the increase in domestic sales.  From time to time, we may increase or decrease our advertising efforts, if we deem it appropriate for particular products.  The decrease in general and administrative expenses is primarily due to decreases in bonus expense which is based on EPS growth ($0.5 million), outside services ($0.6 million) and donation expense ($0.8 million), travel and entertainment ($1.0 million), offset in part by an increase in employee relocation expense ($0.6 million) and a loss incurred from disposal of molds and tools used for production of our inventory ($2.3 million).

Write-down of Intangible Assets

As of June 30, 2009, we determined that the tradenames “Child Guidance,”  “Play Along” and certain tradenames associated with our Crafts and Activities product lines would either be discontinued, or were under-performing.   Consequently, the intangible assets associated with these tradenames were written off to “Write-down of Intangible Assets”, resulting in a non-cash charge of $8.2 million.

Write-down of Goodwill

During the three months ended June 30, 2009, we determined that the significant decline in our market capitalization is likely to be sustained.   Our market capitalization did not change significantly despite the dismissals subject to appeal of the WWE lawsuit, and the lower revenue expectations for 2009 versus 2008 which indicated that an interim goodwill impairment test was required under SFAS 142. As a result, we determined that $407.1 million, or all of the goodwill related to previous acquisitions, including the acquisition of Disguise in December 2008, was impaired in accordance with SFAS 142. This amount is included in “Write-down of Goodwill” in the accompanying condensed consolidated statements of operations.

Profit from Video Game Joint Venture

We incurred a loss from our video game joint venture in 2009 of $20.0 million, as compared to a profit of $3.7 million in 2008, primarily due to the arbitration ruling which resulted in a decrease of $22.5 million to the preferred return payment from a rate of 10% of net sales of the WWE video games sold by the joint venture to a rate of 6% of net sales and to legal fees of $1.5 million which partially offset profit of $4.0 million resulting in a net profit of $2.5 million for the six months ended before the adjustment to the receivable. As a result of the decision, JAKKS has reduced its receivable from THQ for the period beginning July 1, 2006 and ending March 31, 2009 from approximately $56.2 million to approximately $33.7 million and recorded a non-cash charge of approximately $22.5 million in the second quarter.  The joint venture’s right to renew the WWE video game license expires December 31, 2009 subject to renewal through December 31, 2014. If extended, the amount of the preferred return we will receive from the joint venture after December 31, 2009 is subject to change (see “Risk Factors”, infra, and Note 17 of the Notes to Condensed Consolidated Financial Statements, supra ).

Interest Income

Interest income in 2009 was $0.2 million, as compared to $2.1 million in 2008.  The decrease is due to lower interest rates during 2009 compared to 2008 and lower average cash balances.

Interest Expense

Interest expense was $2.5 million in 2009, as compared to $3.2 million in 2008. In 2009, we booked interest expense of $2.2 million related to our convertible senior notes payable and net interest expense of $0.3 million related to FIN 48 pursuant to our January 1, 2007 adoption of the provisions of FIN 48. In 2008, we booked interest expense of $2.2 million related to our convertible senior notes payable and net interest expense $0.8 million related to FIN 48 pursuant to our January 1, 2007 adoption of the provisions of FIN 48.

Provision for Income Taxes

Our income tax benefit, which includes federal, state and foreign income taxes, discrete items of goodwill and trademark impairment, and the THQ joint venture settlement, was $97.7 million, or an effective tax benefit rate of 19.0% for the six months ended June 30, 2009. During the comparable period in 2008, the income tax provision was $2.9 million, or an effective tax provision rate of 31.0%.  The impairment of goodwill and trademarks, totaling $64.5 million, and the THQ/Jakks joint venture settlement of $9.1 million, was a reduction to the tax benefit rate realized. Exclusive of the discrete items, the effective tax benefit rate for 2009 would be 31.8%.  There were no discrete items in the second quarter of 2008.

As of June 30, 2009, the Company had net deferred tax assets of approximately $65.3 million for which an allowance of $0.9 million has been provided since, in the opinion of management, realization of the future benefit is uncertain.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 (Revised) (“FAS 141(R)”), Business Combinations.  This statement contains specific guidance regarding the accounting for costs of business acquisitions and for estimating contingent consideration provisions at the time of acquisition. This new guidance replaces the previous guidance in FAS 141. We will apply guidance of FAS 141(R) for any future acquisitions.

Liquidity and Capital Resources

As of June 30, 2009, we had working capital of $244.0 million, compared to $325.1 million as of December 31, 2008. This decrease was primarily attributable to the reclassification of our $98.0 million convertible senior notes payable from long-term to short-term liabilities, our operating activities and earn-out and working capital adjustment payments related to our recent acquisitions.

Operating activities used net cash of $24.5 million in 2009, as compared to $6.3 million in 2008. Net cash was used primarily due to our net loss and changes in working capital, offset in part by non-cash charges. Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 72 days as of June 30, 2009, an increase from 64 days as of June 30, 2008. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of June 30, 2009, we had cash and cash equivalents of $122.4 million.

Our investing activities used net cash of $21.1 million in 2009, as compared to $27.6 million in 2008, consisting primarily of cash paid for the Creative Designs earn-out of $5.7 million, the working capital adjustment for Tollytots of  $1.8 million, the working capital adjustment for Kid Only of $3.5 million, the working capital adjustment for Disguise of $1.2 million, and the purchase of office furniture and equipment and molds and tooling of $10.9 million used in the manufacture of our products, offset in part by the change in other assets of $2.1 million. In 2008, our investing activities consisted primarily of cash paid for the Creative Designs earn-out of $6.7 million, the Play Along earn-out of $6.7 million, the Pet Pal earn-out of $1.7 million and the purchase of office furniture and equipment and molds and tooling of $12.8 million used in the manufacture of our products and other assets. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 14% payable on net sales of such products. As of June 30, 2009, these agreements required future aggregate minimum guarantees of $109.2 million, exclusive of $52.3 million in advances already paid. Of this $109.2 million future minimum guarantee, $45.7 million is due over the next twelve months.

Our financing activities used net cash of $1.5 million in 2009, consisting of cash paid for the repurchase of restricted stock. In 2008, financing activities used net cash of $30.0 million, consisting of cash paid for the repurchase of our common stock.

In October 2008, we acquired substantially all of the assets of Tollytots Limited.  The total initial consideration of $25.7 million consisted of $12.0 million in cash and the assumption of liabilities in the amount of $13.7 million, and resulted in goodwill of $3.1 million. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned.  Tollytots is a leading designer and producer of licensed baby dolls and baby doll pretend play accessories based on well-known brands and was included in our results of operations from the date of acquisition.  Pro forma results of operations are not provided since the amounts are not material to the consolidated results of operations.

In October 2008, we acquired all of the stock of Kids Only, Inc. and a related Hong Kong company, Kids Only Limited (collectively, “Kids Only”).  The total initial consideration of $23.3 million consisted of $20.4 million in cash and the assumption of liabilities in the amount of $2.9 million, and resulted in goodwill of $12.7 million. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.6 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned.  Kids Only is a leading designer and producer of licensed indoor and outdoor kids’ furniture, and has an extensive portfolio which also includes baby dolls and accessories, room décor and a myriad of other children’s toy products  and was included in our results of operations from the date of acquisition.  Pro forma results of operations are not provided since the amounts are not material to the consolidated results of operations.

In December 2008, we acquired certain assets of Disguise, Inc. and a related Hong Kong company, Disguise Limited (collectively, “Disguise”).  The total initial consideration of $60.6 million consisted of $38.6 million in cash and the assumption of liabilities in the amount of $22.0 million, and resulted in goodwill of $30.6 million. We have not finalized its purchase price allocation for Disguise and have engaged a third party to perform studies and valuations of the estimated fair value of assets and liabilities assumed.  Disguise is a leading designer and producer of Halloween and everyday costume play and was included in our results of operations from the date of acquisition.  Pro forma results of operations are not provided since the amounts are not material to the consolidated results of operations.

In June 2003, we sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023 and received net proceeds of approximately $94.4 million. The notes are convertible into shares of our common stock at an initial conversion price of $20.00 per share, or 50 shares per note, subject to certain circumstances. The notes may be converted in each quarter subsequent to any quarter in which the closing price of our common stock is at or above a prescribed price for at least 20 trading days in the last 30 trading day period of the quarter. The prescribed price for the conversion trigger is $24.00 through June 30, 2010, and increases nominally each quarter thereafter. Cash interest is payable at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year. After June 15, 2010, interest will accrue on the outstanding notes until maturity. At maturity, we will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance, unless redeemed or converted earlier. The notes were not convertible as of June 30, 2009 and are not convertible during the third quarter of 2009.

We may redeem the notes at our option in whole or in part beginning on June 15, 2010, at 100% of their accreted principal amount plus accrued and unpaid interest, if any, payable in cash. Holders of the notes may also require us to repurchase all or part of their notes on June 15, 2010, for cash, at a repurchase price of 100% of the principal amount per note plus accrued and unpaid interest, if any. Accordingly, the notes have been reclassified as a short-term liability as of June, 30, 2009.  Holders of the notes may also require us to repurchase all or part of their notes on June 15, 2013 and June 15, 2018 at a repurchase price of 100% of the accreted principal amount per note plus accrued and unpaid interest, if any, and may be paid in cash, in shares of common stock or a combination of cash and shares of common stock.

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

Interest Rate Risk

In June 2003, we issued convertible senior notes payable of $98.0 million with a fixed interest rate of 4.625% per annum, which remain outstanding as of June 30, 2009. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

Foreign Currency Risk

We have wholly-owned subsidiaries in Hong Kong, China and the United Kingdom. Sales made by the Hong Kong subsidiaries are denominated in U.S. dollars. However, purchases of inventory are typically denominated in Hong Kong dollars and local operating expenses are denominated in the local currency of the subsidiary, thereby creating exposure to changes in exchange rates. Changes in the local currency/U.S. dollar exchange rates may positively or negatively affect our operating results. We do not believe that near-term changes in these exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Hong Kong dollar or Chinese Yuan relative to the U.S. dollar.  We incorporated a subsidiary in the United Kingdom in late 2008 and have limited operations and, therefore, we have a nominal currency translation risk at this time.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report, have concluded that as of that date, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 30, 2007, the Court indicated that the WWE Action would be dismissed. On December 21, 2007 the Court dismissed the WWE Action with prejudice (the "December 2007 Order") based on (1) the failure to plead RICO injury; (2) the bar of the RICO statute of limitations; (3) the denial of WWE’s motion for reconsideration of the Sherman Act claim; and (4) the lack of subject matter jurisdiction with respect to the pendent state law claims. Thereafter, WWE filed an appeal to the Second Circuit Court of Appeals. We filed a motion for reconsideration of the part of the December 2007 Order that stated that the Release did not bar the WWE Action. That motion was fully briefed and submitted to the Court. In September 2008, the Court granted the motion and held that the applicability of a January 2004 release executed by WWE in favor of the Company would not be determined in connection with the motion to dismiss the action. We also filed a cross-appeal based on the Court's earlier order denying our request to dismiss based on the lack of a cognizable enterprise and based on the December 2007 Order's statement with respect to the Release. WWE moved to dismiss our cross-appeal. It was withdrawn without prejudice to our right to argue these issues as grounds for affirmance of the December 2007 Order. The appeal briefing was completed and argument was held on May 6, 2009.  On May 19, 2009, the Second Circuit Court of Appeals unanimously affirmed dismissal of the WWE Action on statute of limitations grounds.

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

We believe that the claims in the WWE Action are without merit and, if necessary, will continue to defend vigorously against the WWE Action.

On December 2, 2004, a shareholder derivative action was filed in the Southern District of New York by Freeport Partner, LLC against us, nominally, and against Messrs. Friedman, Berman and Bennett, Freeport Partners v. Friedman, et al., Civil Action No. 04-9441 (the “Derivative Action”). The Derivative Action seeks to hold the individual defendants liable for damages allegedly caused to us by their actions and in particular to hold them liable on a contribution theory with respect to any liability we incur in connection with the Class Actions. On or about February 10, 2005, a second shareholder derivative action was filed in the Southern District of New York by David Oppenheim against us, nominally, and against Messrs. Friedman, Berman, Bennett, Blatte, Glick, Miller and Skala, Civil Action 05-2046 (the “Second Derivative Action”). The Second Derivative Action seeks to hold the individual defendants liable for damages allegedly caused to us by their actions as a result of alleged breaches of their fiduciary duties. On or about March 16, 2005, a third shareholder derivative action was filed. It is captioned Warr v. Friedman, Berman, Bennett, Blatte, Glick, Miller, Skala, and JAKKS (as a nominal defendant), and it was filed in the Superior Court of California, Los Angeles County (the “Third Derivative Action”). The Third Derivative Action seeks to hold the individual defendants liable for (1) damages allegedly caused to us by their alleged breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment; and (2) restitution to us of profits, benefits and other compensation obtained by them. Stays/and or extensions of time to answer are in place with respect to the derivative actions. Agreement in principle to resolve the Derivative Actions has been reached, but it is subject to Board approval and Court approval.

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

On October 12, 2006, WWE commenced a lawsuit in Connecticut state court against THQ and THQ/JAKKS Pacific LLC (the “LLC”), involving a claim set forth above concerning allegedly improper sales of WWE video games in Japan and other countries in Asia (the “Connecticut Action”). The lawsuit seeks, among other things, a declaration that WWE is entitled to terminate the video game license and monetary damages and raised Connecticut Unfair Trade Practices Act (“CUTPA”) and contract claims against THQ and the LLC. A motion to strike the CUTPA claim was denied in May 2007.  Cross-motions for summary judgment were filed.  Discovery issues arose, a Court conference to address issues relating to discovery occurred on August 4, 2009, and a further order of the Court is expected shortly.

In March 2007, WWE filed a motion seeking leave to amend its complaint in the Connecticut Action to add the principal part of the state law claims present in the WWE Action to the Connecticut Action. That motion further sought, inter alia, to add our Company and Messrs. Friedman, Berman and Bennett (the “Individual Defendants”) as defendants in the Connecticut Action. The motion was argued on May 8, 2007 and was granted from the bench, subject to a decision that the schedule was suspended and no discovery matters would be addressed until pleading motions were resolved. In June 2007, our Company and the Individual Defendants moved for a stay of the Connecticut Action, inter alia , based on the pendency of the WWE Action. On July 30, 2007, in light of the pending motion to dismiss in the WWE Action, the Court ordered a 120-day stay of the Connecticut Action (the "Stay"). In November 2007 we moved for a continuation of the Stay. WWE served discovery and sought leave to file an amended complaint alleging the state law claims from the WWE Action. Thereafter we moved for a conference and a stay of discovery. A conference was held on January 14, 2008 at which WWE was allowed to amend its complaint to assert the state law claims set forth in the WWE Action and a briefing schedule was established with respect to a combined motion to strike and a motion for summary judgment (the "Dispositive Motion"). This motion was briefed and argument was held on May 19, 2008. WWE cross-moved for partial summary judgment striking our Release defense. In August 2008, the Dispositive Motion was granted. WWE filed a motion for reargument which was denied.  Thereafter, WWE filed an appeal.  This appeal has been assigned to the Connecticut Supreme Court.  Briefing on the appeal is scheduled to be completed in September 2009, with argument to be held thereafter.  In July 2008, THQ filed a cross-complaint which asserts claims by THQ and Mr. Farrell for indemnification from the Company in the event that WWE prevails on any of its claims against THQ and Farrell and also asserts claims by THQ that the Company breached its fiduciary duties to THQ in connection with the videogame license between WWE and THQ/JAKKS Pacific LLC and seeks equitable and legal relief, including substantial monetary and exemplary damages against the Company in connection with this claim. The Company requested that THQ revise its claims and THQ objected to this request.  The Company moved to sever and stay the cross-claims pending WWE’s appeal of its dismissed claims to which the cross-claims relate.  That motion has been fully briefed and submitted for decision unless the Court deems argument necessary.  On July 31, 2009, the Company withdrew the request to revise and moved for summary judgment and to strike the cross-complaint.  This matter has not yet been resolved. The Company intends to contest all of these claims vigorously.

We believe that the claims in the Connecticut Action are without merit and we intend to defend vigorously against them. However, because this action is subject to appeal, we cannot assure you as to the outcome of the action, nor can we estimate the range of our potential losses. THQ and the LLC have stated that they believe the claims in the Connecticut Action prior to the additional claims in the amended complaint are without merit and have filed an opposition to WWE’s motion for partial summary judgment and filed a motion for summary judgment dismissing the remaining claims in the Connecticut Action as a matter of law on multiple grounds and they intend to continue to defend themselves vigorously. In connection with the above motion and cross-motions for summary judgment, discovery issues arose and, as set forth above, were addressed at a court conference on August 4, 2009, and a further Court order is expected shortly. However, because this action is in its preliminary stage, we cannot assure you as to the outcome, nor can we estimate the range of our potential losses, if any.

Our agreement with THQ provides for payment of a preferred return to us in connection with our joint venture. The preferred return is subject to change after June 30, 2006 and is to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. The parties were unable to reach an agreement with respect to the preferred return for the Next Distribution Period and the preferred return was submitted for determination through arbitration.  On July 24, 2009, a decision was rendered by the arbitrator setting the preferred return rate at 6%.

In order to exercise the joint venture's right to renew the WWE videogame license for the renewal period running from January 1, 2010 through December 31, 2014, the Company, on behalf of the joint venture, sent out a Notice of Renewal to WWE on June 30, 2009 (the “Renewal Notice”).  THQ has commenced an action in California Superior Court (the “California Action”) seeking a declaratory judgment that JAKKS cannot renew the videogame license without THQ's consent and that THQ is not obligated to consent.  THQ also seeks a declaratory judgment that the restrictive covenant contained in the joint venture agreement is unenforceable.  The Company has filed a demurrer in the California Action.  THQ also filed an arbitration in California seeking a declaratory judgment that the same restrictive covenant is unenforceable (the “California Arbitration”).  The Company commenced an arbitration in New York  (the “New York Arbitration”) seeking, among other things, a declaratory judgment that (a) it is empowered to serve the Renewal Notice and (b) the restrictive covenant is enforceable.  The Company also seeks to hold THQ liable for its breach of fiduciary duty with respect to its dealings with the Company and the LLC.  The Company also commenced an action in New York Supreme Court to enjoin the California Arbitration.  The application to enjoin the California Arbitration has been argued and is awaiting decision.  The Company has requested of the American Arbitration Association that the New York Arbitration proceed and the California Arbitration not proceed.

While the parties have been in contact with each other to begin negotiations with respect to the Preferred Return for the Distribution Period beginning January 1, 2010 and ending December 31, 2014 (the “Renewal Distribution Period”), no agreement has been reached to date with respect to the preferred return to us in connection with the Renewal Distribution Period.

We are a party to, and certain of our property is the subject of, various other pending claims and legal proceedings that routinely arise in the ordinary course of our business, but we do not believe that any of these claims or proceedings will have a material effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

From time to time, including in this Quarterly Report on Form 10-Q, we publish forward-looking statements, as disclosed in our Disclosure Regarding Forward-Looking Statements beginning immediately following the Table of Contents of this Report. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed or anticipated in our forward-looking statements. The factors listed below are the risks and uncertainties that may arise and that may be detailed from time to time in our public announcements and our filings with the Securities and Exchange Commission, such as on Forms 8-K, 10-Q and 10-K. We undertake no obligation to make any revisions to the forward-looking statements contained in this Report to reflect events or circumstances occurring after the date of the filing of this report.

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

An adverse outcome in the litigation commenced against us and against our video game joint venture with THQ by WWE, or with respect to the extension of the joint venture’s license, or a decline in the popularity of WWE, could adversely impact our interest in that joint venture.

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

As disclosed in “Legal Proceedings” there are several proceedings relating to renewal of the joint venture’s license from WWE with respect to the period January 1, 2010 through December 31, 2014.  If the extension is determined to be invalid and the license expires on December 31, 2009, our business, financial condition and results of operations will be adversely affected commencing in fiscal 2010.

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

The joint venture agreement and the arbitration determination (see Note 17) provide for us to receive guaranteed preferred returns for the period from July 1, 2006 through December 31, 2009 at 6% of the joint venture’s net sales. The preferred return is subject to change after December 31, 2009 and is to be set for the distribution period beginning January 1, 2010 and ending December 31, 2014 (the “Renewal Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Renewal Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. To date the parties have not reached an agreement with respect to the preferred return for the Renewal Distribution Period.

Any adverse change to the preferred return for the Renewal Distribution Period as well as the ongoing performance of the joint venture may result in our experiencing reduced net income, which would adversely affect our results of operations.

We may not be able to sustain or manage our rapid growth, which may prevent us from continuing to increase our net revenues.

We have experienced rapid growth in our product lines resulting in higher net sales over the last six years, which was achieved through acquisitions of businesses, products and licenses. For example, revenues associated with companies we acquired since 2006 were approximately $10.5 million and $38.7 million, for the year ended December 31, 2008 and the six months ended June 30, 2009, respectively, representing 1.2% and 15.3% of our total revenues for those periods. As a result, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

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

In addition, implementation of our growth strategy is subject to risks beyond our control, including competition, market acceptance of new products, changes in economic conditions, our ability to obtain or renew licenses with commercially reasonable terms and our ability to finance increased levels of accounts receivable and inventory necessary to support our sales growth, if any. Accordingly, we cannot assure you that our growth strategy will continue to be implemented successfully.

If we are unable to acquire and integrate companies and new product lines successfully, we will be unable to implement a significant component of our growth strategy.

Our growth strategy depends in part upon our ability to acquire companies and new product lines. Revenues associated with our acquisitions since 2006 represented approximately 1.2% and 15.3% of our total revenues for the year ended December 31, 2008 and the three months ended June 30, 2009, respectively. Future acquisitions will succeed only if we can effectively assess characteristics of potential target companies and product lines, such as:

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

Our three largest customers accounted for 53.0% and 56.5% of our net sales for the six months ended June 30, 2009 and the year ended December 31, 2008, respectively. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory also could adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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

We sell products and operate facilities in numerous countries outside the United States. For the six months ended June 30, 2009 and the year ended December 31, 2008 sales to our international customers comprised approximately 16.8% and 17.9%, respectively, of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers located principally in China which are subject to the risks normally associated with international operations, including:

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

We depend on our proprietary rights, and our inability to safeguard and maintain the same, or claims of third parties that we have violated their intellectual property rights, could have a material adverse effect on our business, financial condition and results of operations.

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

Economic conditions, such as rising fuel prices, increased competition and decreased consumer confidence, may adversely impact our margins. Such a weakened economic and business climate could create uncertainty and adversely affect our sales and profitability. Other conditions, such as the unavailability of electronics components, may impede our ability to manufacture, source and ship new and continuing products on a timely basis. Significant and sustained increases in the price of oil could adversely impact the cost of the raw materials used in the manufacture of our products, such as plastic.

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

We have a history of making acquisitions which resulted in material amounts of goodwill.  Any future acquisitions may also result in material amounts of goodwill which, if it becomes impaired, would result in a reduction in our net income.

Goodwill is the amount by which the cost of an acquisition exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill no longer be amortized but instead be periodically evaluated for impairment based on the fair value of the reporting unit. As of June 30, 2009, we have recognized a 100% impairment of our goodwill, for a non-cash charge to income of $407.1 million.  Any goodwill associated with future acquisitions is subject to the same impairment risk.

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

JAKKS PACIFIC, INC.

Date: August 14, 2009	By:	/s/ JOEL M. BENNETT
Joel M. Bennett
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2.1	By-Laws of the Company(2)
3.2.2	Amendment to By-Laws of the Company(3)
4.1	Indenture, dated as of June 9, 2003, by and between the Registrant and Wells Fargo Bank, N.A.(4)
4.2	Form of 4.625% Convertible Senior Note(4)
18	Auditor Preferability Letter(5)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(5)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(5)
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(5)
32.1	Section 1350 Certification of Chief Executive Officer(5)
32.2	Section 1350 Certification of Chief Executive Officer(5)
32.3	Section 1350 Certification of Chief Financial Officer(5)

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003, and incorporated herein by reference.

(5)	Filed herewith.