Form 10-Q
period 2009-09-30
JAKKS PACIFIC INC
filed 2009-11-09
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock is 27,905,994 as of November 6, 2009.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
Quarter Ended September 30, 2009

ITEMS IN FORM 10-Q

		Page

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets - December 31, 2008 and September 30, 2009 (unaudited)	2
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2009 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2009 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Submission of Matters to a Vote of Security Holders	43
Item 5.	Other Information	None
Item 6.	Exhibits	44

Signatures		45
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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2008	September 30, 2009
	(*)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$169,520	$153,795
Marketable securities	195	201
Accounts receivable, net of allowances for uncollectible accounts of $2,005 and $2,599, respectively	147,587	251,631
Inventory	87,944	71,145
Prepaid expenses and other current assets	29,670	22,826
Income tax receivable	22,288	26,823
Deferred income taxes	17,993	83,884
Total current assets	475,197	610,305
Property and equipment
Office furniture and equipment	12,390	13,035
Molds and tooling	63,075	65,438
Leasehold improvements	5,947	7,383
Total	81,412	85,856
Less accumulated depreciation and amortization	52,914	60,117
Property and equipment, net	28,498	25,739
Investment in video game joint venture	53,184	527
Goodwill, net	427,693	—
Trademarks, net	10,491	2,308
Intangibles and other, net	33,061	42,727
Total assets	$1,028,124	$681,606
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$57,432	$91,307
Accrued expenses	61,780	62,793
Reserve for sales returns and allowances	23,317	35,503
Capital lease obligation	417	246
Income taxes payable	7,190	—
Convertible senior notes	—	98,000
Total current liabilities	150,136	287,849
Deferred income taxes	26,237	17,135
Income tax payable	4,686	4,686
Other liabilities	2,112	6,732
Convertible senior notes	98,000	—
Total liabilities	281,171	316,402
Stockholders’ equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 27,521,278 and 27,908,711 shares issued and outstanding, respectively	28	28
Additional paid-in capital	292,809	294,711
Retained earnings	458,345	74,693
Accumulated comprehensive loss	(4,229)	(4,228)
Total stockholders’ equity	746,953	365,204
Total liabilities and stockholders’ equity	$1,028,124	$681,606

(*)       Derived from audited financial statements

See notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2008	2009	2008	2009
	As Adjusted (Note 13)		As Adjusted (Note 13)
Net sales	$357,824	$351,438	$634,050	$604,932
Cost of sales	231,145	235,729	405,949	458,318
Gross profit	126,679	115,709	228,101	146,614
Selling, general and administrative expenses	62,651	63,363	157,476	171,673
Write-down of intangible assets	9,076	—	9,076	8,221
Write-down of goodwill	—	—	—	407,125
Income (loss) from operations	54,952	52,346	61,549	(440,405)
Profit (loss) from video game joint venture	743	(1,919)	4,470	(21,924)
Interest Income	709	28	2,802	277
Interest Expense, net of benefit	2,013	(1,267)	(1,187)	(3,800)
Income (loss) before provision (benefit) for income taxes	58,417	49,188	67,634	(465,852)
Provision (benefit) for income taxes	5,879	15,480	8,737	(82,200)
Net income (loss)	$52,538	$33,708	$58,897	$(383,652)
Earnings (loss) per share – basic	$1.95	$1.24	$2.14	$(14.11)
Earnings (loss) per share – diluted	$1.65	$1.06	$1.87	$(14.11)

See notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30, (Unaudited)
	2008	2009
	As Adjusted (Note 13)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$58,897	$(383,652)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,670	27,026
Share-based compensation expense	6,026	3,302
(Profit) loss from video game joint venture	(4,801)	52,403
Loss on disposal of property and equipment	51	2,377
Deferred income taxes	504	(74,993)
Write-down of intangible assets	9,076	8,221
Write-down of goodwill	—	407,125
Changes in operating assets and liabilities:
Accounts receivable	(55,555)	(104,044)
Inventory	(35,342)	14,160
Prepaid expenses and other current assets	(11,749)	7,146
Income tax receivable	—	(4,535)
Accounts payable	59,314	33,876
Accrued expenses	1,530	13,361
Income taxes payable	(20,832)	(7,190)
Reserve for sales returns and allowances	(8,555)	12,186
Other liabilities	(4,380)	4,620
Total adjustments	(45,043)	395,041
Net cash provided by operating activities	13,854	11,389
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(17,608)	(16,160)
Change in other assets	143	2,876
Cash paid for net assets of business acquired	(15,193)	(12,253)
Net purchase of marketable securities	(5)	(6)
Net cash used in investing activities	(32,663)	(25,543)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from stock options exercised	4,030	—
Common stock surrendered	(3,070)	(1,400)
Common stock repurchased	(30,002)	—
Repayment of capital lease obligation	—	(171)
Net cash used in financing activities	(29,042)	(1,571)
Effect of exchange rate changes on cash	(792)	—
Net decrease in cash and cash equivalents	(48,643)	(15,725)
Cash and cash equivalents, beginning of period	241,250	169,520
Cash and cash equivalents, end of period	$192,607	$153,795

Cash paid during the period for:
Income taxes	$31,719	$4,875
Interest	$2,342	$2,825

Non cash investing and financing activity:

In January and March 2008, two executive officers surrendered an aggregate of 122,202 shares of restricted stock at a value of $3.0 million to cover their income taxes due on the 2008 vesting of restricted shares granted to them in 2006, 2007 and 2008. This restricted stock was subsequently retired by the Company.

In January 2009, two executive officers surrendered an aggregate of 74,836 shares of restricted stock at a value of $1.4 million to cover their income taxes due on the 2009 vesting of restricted shares granted to them in 2007 and 2008. This restricted stock was subsequently retired by the Company.  Also in January 2009, an employee surrendered 551 shares of restricted stock at a value of $11,367 to cover his income taxes due on the December 31, 2008 vested shares.  In August 2009, certain employees surrendered an aggregate of 920 shares of restricted stock at a value of $10,608 to cover their income taxes due on the 2009 vesting of the restricted shares granted to them in 2006.

See Notes 8 and 9 for additional supplemental information to the condensed consolidated statements of cash flows.

See notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2009

Note 1 — Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with Management’s Discussion and Analysis of financial condition and results of operations and the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, which contains audited financial information for the three years in the period ended December 31, 2008.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers - (continued)

Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts as of December 31, 2008 and September 30, 2009 and for the three and nine months ended September 30, 2008 and 2009 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Net Sales
Traditional Toys	$332,395	$324,092	$583,040	$548,142
Craft/Activity/Writing Products	20,616	23,787	37,274	46,165
Pet Products	4,813	3,559	13,736	10,625
	$357,824	$351,438	$634,050	$604,932

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008 As Adjusted (Note 13)	2009	2008 As Adjusted (Note 13)	2009
Operating Income (Loss)
Traditional Toys	$50,877	$48,273	$57,009	$(341,451)
Craft/Activity/Writing Products	3,304	3,543	3,667	(87,469)
Pet Products	771	530	873	(11,485)
	$54,952	$52,346	$61,549	$(440,405)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008 As Adjusted (Note 13)	2009	2008 As Adjusted (Note 13)	2009
Depreciation and Amortization Expense
Traditional Toys	$9,010	$14,133	$18,665	$24,577
Craft/Activity/Writing Products	351	1,247	844	1,998
Pet Products	26	229	161	451
	$9,387	$15,609	$19,670	$27,026

	December 31,	September 30,
	2008	2009
Assets
Traditional Toys	$877,606	$633,147
Craft/Activity/Writing Products	128,036	40,245
Pet Products	22,482	8,214
	$1,028,124	$681,606

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers - (continued)

The following tables present information about the Company by geographic area as of December 31, 2008 and September 30, 2009 and for the three and nine months ended September 30, 2008 and 2009 (in thousands):

	December 31, 2008	September 30, 2009
Long-lived Assets
United States	$26,179	$23,350
Hong Kong	2,319	2,389
	$28,498	$25,739

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Net Sales by Geographic Area
United States	$280,523	$288,320	$500,775	499,199
Europe	22,383	16,473	38,825	28,761
Canada	19,495	15,732	28,783	25,700
Hong Kong	15,835	18,193	32,435	27,732
Other	19,588	12,720	33,232	23,540
	$357,824	$351,438	$634,050	$604,932

Major Customers

Net sales to major customers for the three and nine months ended September 30, 2008 and 2009 were as follows (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2009		2008		2009
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales

Wal-Mart	$90,733	25.4%	$93,521	26.6%	$171,670	27.0%	$152,074	25.1%
Toys ‘R’ Us	50,612	14.1	39,111	11.1	72,933	11.5	64,945	10.7
Target	29,617	8.3	50,956	14.5	75,234	11.9	100,888	16.7

	$170,962	47.8%	$183,588	52.2%	$319,837	50.4%	$317,907	52.5%

No other customer accounted for more than 10% of the Company’s total net sales.

At December 31, 2008 and September 30, 2009, the Company’s three largest customers accounted for approximately 74.0% and 49.8%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and warehouse costs, is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	December 31, 2008	September 30, 2009

Raw materials	$3,778	$6,035
Finished goods	84,166	65,110
	$87,944	$71,145

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

The Company’s reserve for sales returns and allowances amounted to $23.3 million as of December 31, 2008, compared to $35.5 million as of September 30, 2009. This increase was primarily due to additional allowances booked for returns and markdowns for certain products and the timing of when deductions are taken by customers.

Note 5 — Convertible Senior Notes

In June 2003, the Company sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023 and received net proceeds of approximately $94.4 million. The notes are convertible into shares of the Company’s common stock at an initial conversion price of $20.00 per share, or 50 shares per note, subject to certain circumstances. The notes may be converted in each quarter subsequent to any quarter in which the closing price of the Company’s common stock is at or above a prescribed price for at least 20 trading days in the last 30 trading day period of the quarter. The prescribed price for the conversion trigger is $24.00 through June 30, 2010, and increases nominally each quarter thereafter. Cash interest is payable at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year. After June 15, 2010, interest will accrue on the outstanding notes until maturity. At maturity, the Company will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance, unless redeemed or converted earlier. The notes were not convertible as of September 30, 2009 and are not convertible during the fourth quarter of 2009.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Convertible Senior Notes (continued)

The Company may redeem the notes at its option in whole or in part beginning on June 15, 2010, at 100% of their accreted principal amount plus accrued and unpaid interest, if any, payable in cash. Holders of the notes may also require the Company to repurchase all or part of their notes on June 15, 2010, for cash, at a repurchase price of 100% of the principal amount per note plus accrued and unpaid interest, if any.  Accordingly, the notes have been reclassified as a short-term liability as of September 30, 2009.  Holders of the notes may also require the Company to repurchase all or part of their notes on June 15, 2013 and June 15, 2018 at a repurchase price of 100% of the accreted principal amount per note plus accrued and unpaid interest, if any, and may be paid in cash, in shares of common stock or a combination of cash and shares of common stock. See Note 17 – Subsequent Events for additional information on the Company’s convertible senior notes.

  Note 6 — Income Taxes

The Company’s income tax benefit, which includes federal, state and foreign income taxes, and discrete items, was $82.2 million, or an effective tax benefit rate of 17.6% for the nine months ended September 30, 2009. During the comparable period in 2008, the income tax provision was $8.7 million, or an effective tax provision rate of 12.9%.

In 2009, the impairment of goodwill and trademarks, totaling $64.5 million, the THQ/Jakks joint venture settlement of $9.1 million, and uncertain tax positions, were reductions to the tax benefit rate realized.    Exclusive of the discrete items, the third quarter 2009 effective tax benefit rate would be 57.4%. In 2008, the discrete adjustments were mainly the 2007 income tax provision to the actual income tax liability of $4.0 million, and the recognition of a previously recorded potential income tax liability of $9.3 million for uncertain tax positions that are no longer subject to audit due to the closure of the audit period.  Exclusive of the discrete items, the third quarter 2008 effective tax provision rate would be 35.4%.

As of September 30, 2009, the Company had net deferred tax assets of approximately $66.7 million for which an allowance of $3.6 million has been provided since, in the opinion of management, realization of the future benefit is uncertain.

Approximately $2.1 million of United States based and $0.8 million of Hong Kong based unrecognized tax positions (UTPs) were recognized in the quarter ended September 30, 2009. These UTPs are primarily a result of the ongoing audits.  The Company has also recognized an additional liability of $1.1 million for penalties and $0.5 million for interest on the potential tax liability.  The tax years 2000 through 2006 are still subject to examination in Hong Kong. Tax years 2003 and 2005 through 2008 are still subject to examination in the United States and tax years 2005 through 2008 are still subject to examination in California.

Current interest on previously booked uncertain income tax liabilities is recognized as interest expense in the consolidated statement of operations. During the nine months ended September 30, 2009, the Company recognized $0.4 million of current year interest expense.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Earnings Per Share

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2008 As Adjusted (Note 13)			2009
	Income	Weighted Average Shares	Per-Share	Income / (Loss)	Weighted Average Shares	Per-Share

Earnings per share - basic
Income available to common stockholders	$52,538	26,981	$1.95	$33,708	27,183	$1.24
Effect of dilutive securities:
Convertible senior notes	737	4,900		737	4,900
Options and warrants	—	119		—	14
Unvested restricted stock grants	—	257		—	408
Earnings per share - diluted
Income available to common stockholders plus assumed exercises and conversion	$53,275	32,257	$1.65	$34,445	32,505	$1.06

	Nine Months Ended September 30,
	2008 As Adjusted (Note 13)			2009
	Income	Weighted Average Shares	Per-Share	Income / (Loss)	Weighted Average Shares	Per-Share

Earnings (loss) per share - basic
Income available to common stockholders	$58,897	27,465	$2.14	$(383,652)	27,193	$(14.11)
Effect of dilutive securities:
Convertible senior notes	2,210	4,900		—	—
Options and warrants	—	161		—	—
Unvested restricted stock grants	—	202		—	—
Earnings (loss) per share - diluted
Income available to common stockholders plus assumed exercises and conversion	$61,107	32,728	$1.87	$(383,652)	27,193	$(14.11)

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Earnings Per Share (continued)

Basic earnings per share has been computed using the weighted average number of common shares outstanding. Diluted earnings per share has been computed using the weighted average number of common shares and common share equivalents outstanding (which consist of warrants, options and convertible debt to the extent they are dilutive). For the nine months ended September 30, 2009, the convertible notes interest and related common share equivalent of 4,900,000, diluted options and warrants of 26,121 and unvested restricted stock grants outstanding of 352,315 were excluded from the diluted earnings per share calculation because they were anti-dilutive.  Potentially dilutive stock options of 12,250 and 439,792 for the three months ended September 30, 2008 and 2009, respectively, were excluded from the computation of diluted earning per share as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and to have included them would have been anti-dilutive.  Potentially dilutive stock options of 3,257 and 397,780 for the nine months ended September 30, 2008 and 2009, respectively, were excluded from the computation of diluted earning per share as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and to have included them would have been anti-dilutive.

Note 8 — Common Stock and Preferred Stock

The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.

In January 2009, the Company issued an aggregate of 240,000 shares of restricted stock at an aggregate value of approximately $5.0 million to two of its executive officers, which vest, subject to certain Company financial performance criteria,  in January 2010, an aggregate of 30,340 shares of restricted stock to its five non-employee directors, which vest in January 2010, at an aggregate value of approximately $0.6 million, and an aggregate of 206,500 shares of restricted stock to its employees at an aggregate value of approximately $3.8 million, which vest over a three to five-year period. Additionally, 74,836 shares of restricted stock previously received by two executive officers were surrendered at a value of $1.4 million to cover their income taxes due on the 2009 vesting of the restricted stock granted to them in 2007 and 2008.  This restricted stock was subsequently retired by the Company.  Also, in January 2009, an employee surrendered 551 shares of restricted stock at a value of $11,367 to cover his income taxes due on the December 31, 2008 vested shares.  In February 2009, the Company issued 3,000 shares of restricted stock at a value of approximately $0.05 million to an employee, which vest over a five-year period. In June 2009, the Company issued 2,500 shares of restricted stock at a value of approximately $0.03 million to an employee, which vest over a five-year period.  In August 2009, certain employees surrendered an aggregate of 920 shares of restricted stock at a value of $10,608 to cover their income taxes due on the 2009 vesting of the restricted shares granted to them in 2006.

In January 2008, the Company issued an aggregate of 240,000 shares of restricted stock at an aggregate value of approximately $5.7 million to two of its executive officers, which vested 50% in each of January 2009 and 2010 and an aggregate of 25,340 shares of restricted stock to its five non-employee directors, which vested in January 2009, at an aggregate value of approximately $0.6 million. In February 2008, the Company issued an aggregate of 41,134 shares of restricted stock as 2007 bonus compensation to two of its executive officers, which vested immediately, at an aggregate value of approximately $1.0 million. In February 2008, the Company issued 3,593 shares of restricted stock as 2007 bonus compensation at a value of approximately $0.1 million to an executive officer, which vests 50% on each of March 1, 2009 and 2010. During the nine months ended June 30, 2008, the Company also issued 208,871 shares of common stock on the exercise of options at a value of $2.8 million, and 122,202 shares of restricted stock previously received by two executive officers were surrendered at a value of $3.0 million to cover their income taxes due on the 2008 vesting of the restricted shares granted to them in 2006, 2007 and 2008. This surrendered restricted stock was subsequently retired by the Company. In February 2008, the Company’s Board of Directors authorized it to repurchase up to $30.0 million of its common stock. In April and May 2008, the Company repurchased an aggregate of 1,259,300 shares of its common stock at an average price of $23.82 per share for a total cost of $30.0 million. The repurchased stock represented approximately 4.4% of the Company’s then outstanding shares of common stock at the time of the repurchase and was subsequently retired by the Company.  In July 2008, the Company issued 7,500 shares of restricted stock at a value of $0.2 million to an employee, which vests 15% on July 1, 2008, 15% on each of December 2008 and 2009, 25% on December 31, 2010, and 30% on December 2011. This employee surrendered 489 shares at a value of $10,484 to cover his income taxes due on the July 1, 2008 vested shares. In August 2008, certain employees surrendered an aggregate of 2,299 shares of restricted stock at a value of $54,854 to cover their income taxes due on the 2008 vesting of the restricted shares granted to them in 2006.

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

Note 10 — Joint Venture

The Company owns a fifty percent interest in a joint venture with THQ Inc. (“THQ”) which develops, publishes and distributes interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture has entered into a license agreement with an initial license period expiring December 31, 2009 and a renewal period at the option of the joint venture expiring December 31, 2014 under which it acquired the exclusive worldwide right to publish video games based on the WWE franchise on all hardware platforms. The Company’s investment is accounted for using the cost method due to the financial and operating structure of the venture and its lack of significant influence over the joint venture. The Company’s basis consists primarily of organizational costs, license costs and recoupable advances and is being amortized over the term of the initial license period. The joint venture agreement provides for the Company to receive guaranteed preferred returns through June 30, 2006 at varying rates of the joint venture’s net sales depending on the cumulative unit sales and platform of each particular game. The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned.  The preferred return was subject to change after June 30, 2006 and was to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. The parties did not reach an agreement with respect to the preferred return for the Next Distribution Period and the preferred return for the Next Distribution Period was determined through arbitration (see Note 16).  On July 24, 2009 a decision was rendered by the arbitrator setting the preferred return rate at 6%.  Based on this lower rate, a cumulative adjustment in the amount of $23.5 million was made and $33.5 million was paid by THQ for the cumulative preferred return for the period from July 1, 2006 to June 30, 2009. As of December 31, 2008 and September 30, 2009, the balance of the investment in the video game joint venture includes the following components (in thousands):

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Joint Venture (continued)

	December 31,	September 30,
	2008	2009
Preferred return receivable	$52,845	$442
Investment costs, net	339	85
	$53,184	$527

The Company’s joint venture partner retains the financial risk of the joint venture and is responsible for the day-to-day operations, including development, sales and distribution, for which they are entitled to any remaining profits. During the three months ended September 30, 2008 and 2009, the Company earned a profit of $0.7 million and incurred a loss of $1.9 million, respectively, from the joint venture.  During the nine months ended September 30, 2008 and 2009, the Company earned a profit of $4.5 million and incurred a loss of $21.9 million, respectively, from the joint venture.  The losses in 2009 were due to the reduction from approximately $56.2 million to approximately $32.7 million in the accrual of the receivable from the joint venture that resulted from the arbitration setting the preferred return rate at 6%, instead of the 10% rate that had been accrued.

Note 11 — Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2009 are as follows (in thousands):

	Traditional Toys	Craft/Activity/ Writing Products	Pet Products	Total
Balance at beginning of the period	$335,083	$82,826	$9,784	$427,693
Adjustments to goodwill during the period	(20,568)	—	—	(20,568)
Write-down of goodwill	(314,515)	(82,826)	(9,784)	(407,125)
Balance at end of the period	$—	$—	$—	$—

As of June 30, 2009, the Company reclassified $21.0 million from goodwill to intangibles and other assets for its Disguise acquisition.  The Company is in the process of finalizing its purchase price allocation for its Disguise Acquisition and is working with a third party to perform studies and valuations to the estimated fair value of assets and liabilities assumed.  Furthermore, the Company paid out an additional working capital adjustment of $0.9 million for its Disguise acquisition.

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

As of June 30, 2009, the Company determined that the significant decline in its market capitalization is likely to be sustained.   The Company’s market capitalization was not significantly affected by the dismissals subject to appeal of the WWE lawsuit, and the lower revenue expectations for 2009 versus 2008 were factors that indicated that an interim goodwill impairment test was required. As a result, the Company determined that $407.1 million, or all of the goodwill related to previous acquisitions, including the acquisition of Disguise in December 2008, was impaired. This amount is included in “Write-down of Goodwill” in the accompanying condensed consolidated statements of operations.

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

		December 31, 2008			September 30, 2009
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)

Amortized Intangible Assets:
Acquired order backlog	0.50	$2,393	$(2,165)	$228	$2,393	$(2,393)	$—
Licenses	4.84	67,088	(46,638)	20,450	85,788	(55,090)	30,698
Product lines	3.62	17,700	(17,700)	—	19,100	(18,267)	833
Customer relationships	5.33	4,096	(2,301)	1,795	6,796	(3,258)	3,538
Non-compete/Employment contracts	4.56	2,748	(2,703)	45	3,133	(2,789)	344
Debt offering costs	20.00	3,705	(1,033)	2,672	3,705	(1,172)	2,533
Total amortized intangible assets		97,730	(72,540)	25,190	120,915	(82,969)	37,946
Unamortized Intangible Assets:
Trademarks	indefinite	10,491	—	10,491	2,308	—	2,308
		$108,221	$(72,540)	$35,681	$123,223	$(82,969)	$40,254

Amortization expense related to limited life intangible assets was $2.1 million and $6.5 million for the three months ended September 30, 2008 and 2009, respectively.  Amortization expense related to limited life intangible assets was $6.4 million and $10.4 million for the nine months ended September 30, 2008 and 2009, respectively.

During the third quarter of 2008, the Company discontinued the use of the “Toymax” and “Trendmaster” tradenames on products and market these products under the JAKKS Pacific trademark. Consequently, the intangible assets associated with these tradenames were written off to Write-down of Intangible Assets, resulting in a charge of $3.5 million. Also, the Company adjusted the value of the Child Guidance trademark to reflect lower sales expectations for this tradename, resulting in a charge to Write-down of Intangible Assets of $5.6 million.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Property and Equipment (continued)

Effective January 1, 2009, the Company changed its depreciation methodology for molds and tools used in the manufacturing of its products from a straight-line basis to a usage basis, which is more closely correlated to production of goods.  While both methods of depreciation allocation are acceptable, the Company believes that the usage method more accurately matches costs with revenues.  Furthermore, the useful estimated life of molds and tools was maintained at two years.  The following financial statement line items for the three and nine months ended September 30, 2008 were affected by the change in accounting principle:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	As Computed under usage method	As Reported under Straight- line method	Effect of Change	As Computed under usage method	As Reported under Straight- line method	Effect of Change
Net sales	$357,824	$357,824	$—	$634,050	$634,050	$—
Cost of sales	231,145	228,759	2,386	405,949	405,486	463
Gross Margin	$126,679	$129,065	$(2,386)	$228,101	$228,564	$(463)
Income from operations	$54,952	$57,338	$(2,386)	$61,549	$62,012	$(463)
Income before provision for income taxes	$58,417	$60,803	$(2,386)	$67,634	$68,097	$(463)
Provision for income taxes	5,879	6,658	(779)	8,737	8,919	(182)
Net income	$52,538	$54,145	$(1,607)	$58,897	$59,178	$(281)
Earnings per share – basic	$1.95	$2.01	$(0.06)	$2.14	$2.15	$(0.01)
Earnings per share - diluted	$1.65	$1.70	$(0.05)	$1.87	$1.88	$(0.01)

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Property and Equipment (continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of September 30, 2008
	As Computed under usage method	As Reported under Straight- line method	Effect of Change
Property and Equipment
Office furniture and equipment	$10,953	$10,953	$—
Molds and tooling	59,293	59,293	—
Leasehold improvements	5,298	5,298	—
Total	75,544	75,544	—
Less accumulated depreciation and amortization	49,364	48,901	463
Property and equipment, net	$26,180	$26,643	$(463)
Income taxes payable	$1,164	$1,346	$(182)
Retained earnings	$441,185	$441,466	$(281)

As a result of the accounting method change, there was a minimal cumulative effect to the Company’s retained earnings as of January 1, 2009.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30, 2008
	As Computed under usage method	As Reported under Straight- line method	Effect of Change
Cash flow provided in operations	$13,854	$13,854	$—
Cash Flow items impacted by change:
Net income	58,897	59,178	(281)
Depreciation and amortization	19,670	19,207	463
Income tax payable	(20,832)	(20,650)	(182)
Total adjustments	57,735	57,735	—
Net cash provided by operating activities	13,854	13,854	—
Net cash used by investing activities	(32,663)	(32,663)	—
Net cash used in financing activities	(29,042)	(29,042)	—
Effect of exchange rate changes on cash	(792)	(792)
Net decrease in cash and cash equivalents	(48,643)	(48,643)	—
Cash and cash equivalents, beginning of period	241,250	241,250	—
Cash and cash equivalents, end of period	$192,607	$192,607	$—

 JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14 — Share-Based Payments

The Company’s 2002 Stock Award and Incentive Plan (the “Plan”) provides for the awarding of stock options and restricted stock to employees, officers and non-employee directors. The Plan is more fully described in Notes 14 and 16 to the Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K.

The following table summarizes the total share-based compensation expense and related tax benefits recognized for the three and nine months ended September 30, 2008 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009

Stock option compensation expense	$155	$95	$465	$181
Tax benefit related to stock option compensation	$50	$29	$157	$63
Restricted stock compensation expense	$1,860	$(772)	$5,561	$3,121
Tax benefit related to restricted stock compensation	$695	$(340)	$2,072	$1,137

Stock option activity pursuant to the Plan for nine months ended September 30, 2009 is summarized as follows:

	Plan Stock Options (*)
	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2008	477,515	$19.55
Granted	—	$—
Exercised	—	$—
Cancelled	(22,750)	$18.90
Outstanding, September 30, 2009	454,765	$19.58

* The stock option activity excludes 100,000 of fully vested warrants issued during 2003 with an initial exercise price of $11.35 per share, which expire August 14, 2013 and are outstanding at September 30, 2009.

Restricted stock award activity pursuant to the Plan for the nine months ended September 30, 2009 is summarized as follows:

	Restricted Stock Awards
	Number of Shares	Weighted Average Exercise Price

Outstanding, December 31, 2008	460,533	$21.93
Awarded	482,340	$19.55
Released	(168,750)	$22.56
Forfeited	(7,000)	$17.12
Outstanding, September 30, 2009	767,123	$20.34

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15 — Comprehensive Income (Loss)

The table below presents the components of the Company’s comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008 As Adjusted (Note 13)	2009	2008 As Adjusted (Note 13)	2009

Net income (loss)	$52,538	$33,708	$58,897	$(383,652)
Other comprehensive income (loss):
Foreign currency translation adjustment	(804)	1	(784)	1
Comprehensive income (loss)	$51,734	$33,709	$58,113	$(383,651)

Note 16 — Litigation

In October 2004, the Company was named as a defendant in a lawsuit commenced by World Wrestling Entertainment, Inc. (“WWE”) (the “WWE Action”). The complaint also named as defendants, among others, the joint venture with THQ Inc., certain of the Company’s foreign subsidiaries and the Company’s three executive officers. The Complaint was amended, the antitrust claims were dismissed and, on grounds not previously considered by the Court, a motion to dismiss the RICO claim, the only remaining basis for jurisdiction, was argued and submitted in September 2006.   In December 2007 the Court dismissed the WWE Action (the “Dismissal Order”) and WWE appealed. The Company sought reconsideration of that portion of the Dismissal Order which rejected the argument based on WWE’s release; that application was granted in September 2008 and the Court held that the issue of the applicability of a January 2004 release executed by WWE in favor of the Company would not be determined in connection with the motion to dismiss. On May 19, 2009, the United States Court of Appeals for the Second Circuit unanimously affirmed dismissal of the WWE Action on statute of limitations grounds and, with no further appeal taken, that order ended the WWE Action.

In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York, alleging damages associated with the facts alleged in the WWE Action (the “Class Action”). A motion to dismiss was filed, was fully briefed and argument occurred on November 30, 2006. The motion was granted without prejudice to seeking leave to amend; such leave was granted to plaintiffs, an amended complaint was filed and briefing was completed with respect to a motion to dismiss, which was scheduled for argument in October 2008. That date was adjourned by the Court. The parties thereafter reached an agreement to settle this matter. The agreement, which is subject to Court approval, will settle the matter for $3.9 million, without any admission of liability on the part of the Company, or its officers and directors.  Three shareholder derivative actions were also filed against the Company, nominally, and against certain of the Company’s Board members (the “Derivative Actions”). The Derivative Actions seek to hold the individual defendants liable for damages allegedly caused to the Company by their actions, and, in one of the Derivative Actions, seeks restitution to the Company of profits, benefits and other compensation obtained by them. These actions are currently stayed or the time to answer has been extended, and have been dismissed without prejudice. Agreement to resolve the Derivative Actions has been reached, but it is subject to Court approval. A Company insurer has agreed to provide the $4.1 million that will be used to settle the Class Action and the Derivative Actions.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16 — Litigation (continued)

The Company received notice from WWE alleging breaches of the video game license in connection with sales of WWE video games in Japan and other countries in Asia. The joint venture responded that WWE acquiesced in the arrangements, and separately released any claim against the joint venture in connection therewith and accordingly there is no breach of the joint venture’s video game license.  While the joint venture does not believe that WWE has a valid claim, it tendered a protective “cure” of the alleged breaches with a full reservation of rights. WWE “rejected” that cure and reserved its rights.  On October 12, 2006, WWE commenced a lawsuit in Connecticut state court against THQ and the joint venture, involving the claim set forth above concerning allegedly improper sales of WWE video games in Japan and other countries in Asia (the “JV Action”).  The lawsuit seeks, among other things, a declaration that WWE is entitled to terminate the video game license and monetary damages.  A motion to strike one claim was argued on March 12, 2007 and submitted to the Court.   Thereafter, WWE amended the complaint to import state law claims from the WWE Action. A motion to strike and for summary judgment with respect to these additional claims (the “Dispositive Motion”) was briefed and argument took place on May 19, 2008. The Judge ordered the parties to file supplemental briefing on May 23, 2008, upon which filing the motion was submitted to the Court for decision. WWE filed a cross-motion for partial summary judgment with respect to the Company’s Release defense. At the end of August, the Court granted the Dispositive Motion. WWE moved to reargue that decision and that motion was denied. WWE filed an appeal, which was assigned to the Supreme Court of Connecticut.  Briefing on the appeal was completed in September 2009, with argument to be held at a date still to be determined. THQ filed a cross-complaint which asserts claims by THQ and Mr. Farrell for indemnification from the Company in the event that WWE prevails on any of its claims against THQ and Farrell and also asserts claims by THQ that the Company breached its fiduciary duties to THQ in connection with the videogame license between WWE and THQ/JAKKS Pacific LLC and seeks equitable and legal relief, including substantial monetary and exemplary damages against the Company in connection with this claim. The Company has moved to sever and stay the cross-claims pending WWE’s appeal of its dismissed claims to which the cross-claims relate. The Company has also moved for summary judgment and to strike the cross-claims, but these motions have not yet been adjudicated. In the event the Company does not prevail in having THQ’s cross-claims summarily dismissed, the Company intends to vigorously contest them.

WWE filed a motion for partial summary judgment with respect to the claims remaining in the JV Action which seeks a declaration that WWE may terminate the joint venture’s videogame license.  The joint venture has opposed this motion and has filed a motion for summary judgment dismissing the JV Action as a matter of law on multiple grounds.  Discovery issues arose, a Court conference was held on August 4, 2009 and a further order of the Court is expected.

In connection with the joint venture with THQ (see Note 10), the Company receives its profit through a preferred return based on net sales of the joint venture, which was to be reset as of July 1, 2006 for the period through December 31, 2009 (the “Next Distribution Period”). The preferred return is accrued in the quarter in which the licensed games are sold and the preferred return is earned.  The agreement with THQ provides for the parties to agree on the reset of the preferred return or, if no agreement is reached, for arbitration of the issue. No agreement was reached, and the preferred return for the Next Distribution Period was determined through arbitration.  On July 24, 2009 a decision was rendered by the arbitrator setting the preferred return rate at 6%.  Based on this lower rate, a cumulative adjustment in the amount of $23.5 million was made and $33.5 million was paid by THQ for the cumulative preferred return for the period from July 1, 2006 to June 30, 2009.

In order to exercise the joint venture's right to renew the WWE videogame license for the renewal period running from January 1, 2010 through December 31, 2014, the Company, on behalf of the joint venture, sent out a Notice of Renewal to WWE on June 30, 2009 (the “Renewal Notice”).  THQ has commenced an action in California Superior Court (the “California Action”) seeking a declaratory judgment that JAKKS cannot renew the videogame license without THQ's consent and that THQ is not obligated to consent.  THQ also seeks a declaratory judgment that the restrictive covenant contained in the joint venture agreement is unenforceable.  The Company has filed a demurrer in the California Action which has been fully briefed and will be argued on November 16, 2009. THQ has brought a summary judgment motion seeking a declaration that the restrictive covenant is not enforceable. In the event that the demurrer is not granted, the Company has sought an adjournment of THQ’s summary judgment motion pending discovery. WWE has also commenced an action in California seeking the same relief as THQ, namely, to declare THQ’s restrictive covenant unenforceable, and the Company has filed a demurrer seeking to dismiss the action on the grounds that WWE has no standing and the relief is otherwise not available. THQ also filed an arbitration in California seeking a declaratory judgment that the same restrictive covenant is unenforceable (the “California Arbitration”).  The Company commenced an arbitration in New York (the “New York Arbitration”) seeking, among other things, a declaratory judgment that (a) it is empowered to serve the Renewal Notice and (b) THQ’s restrictive covenant is enforceable. In the New York arbitration, the Company also seeks to hold THQ liable for its breach of fiduciary duty with respect to its dealings with the Company and the LLC.  The Company also commenced an action in New York Supreme Court to enjoin the California Arbitration.  The application to enjoin the California Arbitration has been argued and is awaiting decision.  The Company has requested of the American Arbitration Association that the New York Arbitration proceed and the California Arbitration not proceed and those proceedings have been successively adjourned by stipulation between the parties.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16 — Litigation (continued)

The Company is a party to, and certain of its property is the subject of, various other pending claims and legal proceedings that routinely arise in the ordinary course of its business. Other than with respect to the claims in the JV Action and the matter of the preferred return from THQ in connection with the joint venture, with respect to which the Company cannot give assurance as to the outcome, the Company does not believe that any of these claims or proceedings will have a material effect on its business, financial condition or results of operations.

Note 17 — Subsequent Events (through November 9, 2009)

On November 5, 2009 the Company announced the pricing of $85.0 million principal amount of 4.50% convertible senior notes due 2014 (the “Notes”). The Notes are senior unsecured obligations of JAKKS, will pay interest semi-annually at a rate of 4.50% per annum and will mature on November 1, 2014. The conversion rate will initially be 63.2091 shares of JAKKS common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment in certain circumstances. Prior to August 1, 2014, holders of the Notes may convert their Notes only upon specified events. Upon conversion, the Notes may be settled, at the Company’s election, in cash, shares of its common stock, or a combination of cash and shares of its common stock. Holders of the Notes may require the Company to repurchase for cash all or some of their Notes upon the occurrence of a fundamental change (as defined). The Company anticipates closing the offering of the Notes on November 10, 2009.  It also granted the initial purchaser of the Notes a 30-day option to purchase up to an additional $15.0 million in principal amount of additional Notes to cover over-allotments, if any, which they advised the Company that they were exercising for the full $15.0 million.

The Company intends to use the net proceeds from the offering, along with cash on hand, to repurchase all or a portion of its 4.625% convertible senior notes due 2023. In the event the Company is unable to repurchase such Notes on satisfactory terms, it may use such proceeds for general corporate purposes.

No assurance can be given that this proposed financing will be consummated on these or any other terms.

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

As of June 30, 2009, the Company determined that the significant decline in its market capitalization is likely to be sustained.   The Company’s market capitalization was not significantly affected by the substantial resolution of the WWE lawsuit, and the lower revenue expectations for 2009 versus 2008 were factors that indicated that an interim goodwill impairment test was required. As a result, the Company determined that $407.1 million, or all of the goodwill related to previous acquisitions, including the acquisition of Disguise in December 2008, was impaired. This amount is included in “Write-down of Goodwill” in the accompanying consolidated statements of operations.

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

Intangible assets amounted to $40.3 million as of September 30, 2009.

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

Discrete Items for Income Taxes.  Significant discrete tax items were recognized in the nine months ended September 30, 2009.  As previously indicated in the Income Taxes note, the discrete items included goodwill impairment, trademark impairment, the THQ/Jakks joint venture settlement, and uncertain tax positions.  A portion of the goodwill impairment is treated as a permanent adjustment for the tax provision and is considered non-deductible for tax purposes.  Further explanation of the impairment can be found in the Goodwill and other indefinite-lived intangible assets section above.  Further explanation on the THQ/Jakks joint venture settlement can be found in the Litigation note.

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

As of January 1, 2007, we adopted a threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  As of the date of adoption, tax benefits that are subject to challenge by tax authorities are analyzed and accounted for in the income tax provision.  The cumulative effect of the potential liability for unrecognized tax benefits prior to the adoption of threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return, along with the associated interest and penalties, are recognized as a reduction in the January 1, 2007 balance of retained earnings.

 We accrue a tax reserve for additional income taxes and interest, which may become payable in future years as a result of audit adjustments by tax authorities.  The reserve is based on management’s assessment of all relevant information, and is periodically reviewed and adjusted as circumstances warrant.  As of September 30, 2009, our income tax reserves are approximately $14.8 million and relate to the potential income tax audit adjustments, primarily in the areas of income allocation and transfer pricing.

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

  Share-Based Compensation. We grant restricted stock and options to purchase our common stock to our employees (including officers) and non-employee directors under our 2002 Stock Award and Incentive Plan (the “Plan”), which incorporated the shares remaining under our Third Amended and Restated 1995 Stock Option Plan. The benefits provided under the Plan are share-based payments. We estimate the value of share-based awards on the date of grant using the Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, cancellations, terminations, risk-free interest rates and expected dividends.

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

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	As Adjusted		As Adjusted
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.6	67.1	64.0	75.8
Gross profit	35.4	32.9	36.0	24.2
Selling, general and administrative expenses	17.5	18.0	24.8	28.3
Write-down of intangible assets	2.5	—	1.4	1.4
Write-down of goodwill	—	—	—	67.3
Income (loss) from operations	15.4	14.9	9.8	(72.8)
Profit (loss) from video game joint venture	0.2	(0.5)	0.7	(3.6)
Interest income	0.2	—	0.4	—
Interest expense, net of benefit	0.6	(0.4)	(0.2)	(0.6)
Income (loss) before provision (benefit) for income taxes	16.4	14.0	10.7	(77.0)
Provision (benefit) for income taxes	1.7	4.4	1.4	(13.6)
Net income (loss)	14.7%	9.6%	9.3%	(63.4)%

  The following unaudited table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	As Adjusted		As Adjusted
Net Sales
Traditional Toys	$332,395	$324,092	$583,040	$548,142
Craft/Activity/Writing Products	20,616	23,787	37,274	46,165
Pet Products	4,813	3,559	13,736	10,625
	357,824	351,438	634,050	604,932
Cost of Sales
Traditional Toys	218,240	216,873	375,299	412,961
Craft/Activity/Writing Products	8,939	15,344	20,263	34,335
Pet Products	3,966	3,512	10,387	11,022
	231,145	235,729	405,949	458,318
Gross Profit (Loss)
Traditional Toys	114,155	107,219	207,741	135,181
Craft/Activity/Writing Products	11,677	8,443	17,011	11,830
Pet Products	847	47	3,349	(397)
	$126,679	$115,709	$228,101	$146,614

Comparison of the Three Months Ended September 30, 2009 and 2008

Net Sales

Traditional Toys.   Net sales of our Traditional Toys segment were $324.1 million in 2009, compared to $332.4 million in 2008, representing a decrease of $8.3 million, or 2.5%.  The decrease in net sales was primarily due to lower unit sales of  our WWE®, Narnia® and Pokemon® action figures and accessories, and other JAKKS products, including Plug It In & Play TV Games™, UltiMotion™, G2 Game Girl™ and EyeClops® electronics, Neopets®, Cabbage Patch Kids® and Care Bears® plush, JAKKS™ dolls and pretend play products based on Hannah Montana®, Camp Rock™ dolls, our role-play and dress-up toys, including those based on Disney classic princesses and fairies characters,  and junior sports products. This was offset in part by increases in unit sales of some products, including Club Penguin™, Hello Kitty® and Smurfs® plush, In My Pocket & Friends™, SpongeBob SquarePants® and Discovery Kids® toys, Fly Wheels®, Lucky BeeBee™ activities and Nascar® vehicles, and the contribution to sales from our Tollytots, Kids Only and Disguise acquisitions of $106.3 million.

Craft/Activity/Writing Product.  Net sales of our Craft/Activity/Writing Products were $23.8 million in 2009, compared to $20.6 million in 2008, representing an increase of $3.2 million, or 15.5%.  The increase in net sales was primarily due to increases in unit sales of our Girl Gourmet™ and our Flying Colors® and Vivid Velvet® activities products, offset in part by decreases in unit sales of Spa Factory™ activity toys, Creepy Crawlers® activities products, our Spinz™ writing instruments and our Pentech™ and Color Workshop® writing instruments and related products.

Pet Products.  Net sales of our Pet Products were $3.6 million in 2009, compared to $4.8 million in 2008, representing a decrease of $1.2 million, or 25.0%.  The decrease is mainly attributable to the less available shelf space for pet products at some of our major customer retail stores, and lower unit sales of consumable pet products. Sales of pet products were led by our AKG® licensed line of products.

Cost of Sales

Traditional Toys.  Cost of sales of our Traditional Toys segment was $216.9 million, or 66.9% of related net sales, in 2009, compared to $218.2 million, or 65.7% of related net sales, in 2008, representing a decrease of $1.3 million, or 0.6%.  This decrease primarily consisted of a decrease in royalty expense for our Traditional Toys segment of $5.2 million and as a percentage of net sales due to changes in the product mix to more products with lower royalty rates or proprietary products with no royalty rates from products with higher royalty rates. This was partially offset by an increase in product costs of $2.8 million due to the mix of the product sold with higher product cost and higher sales of closeout product.  Our depreciation of molds and tools increased by $1.0 million primarily due to increased purchases of molds and tools in this segment.

Craft/Activity/Writing Products.  Cost of sales of our Craft/Activity/Writing Products segment was $15.3 million, or 64.5% of related net sales, in 2009, compared to $8.9 million, or 43.4% of related net sales, in 2008, representing an increase of $6.4 million, or 71.9%.  This increase primarily consisted of an increase in product costs of $4.7 million, which is in line with the higher volume of sales and higher sales of closeout product.  Product costs as a percentage of net sales increased primarily due to the mix of the product sold and higher sales of closeout product.  Royalty expense increased by $1.2 million and as a percentage of net sales due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalty rates. Our depreciation of molds and tools increased by $0.5 million primarily due to increased purchases of molds and tools in this segment.

Pet Product.  Cost of sales of our Pet Pal line of products was $3.5 million, or 98.7% of related net sales, in 2009, compared to $4.0 million, or 82.4% of related net sales, in 2008, representing a decrease of $0.5 million, or 12.5%.  This decrease primarily consisted of a decrease in products costs of $0.4 million, which is in line with the lower volume of sales   Product costs as a percentage of net sales increased primarily due to the mix of the product sold and higher sales of closeout product.  Royalty expense decreased by $0.2 million and as a percentage of sales due to changes in the product mix to products with lower royalty rates or proprietary products with no royalty rates from more products with higher royalty rates. Our depreciation of molds and tools increased by $0.1 million primarily due to increased purchases of molds and tools in this segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $63.4 million in 2009 and $62.7 million in 2008, constituting 18.0% and 17.5% of net sales, respectively.  The overall increase of $0.7 million in such costs was primarily due to the addition of overhead related to the operations of Tollytots, Kids Only and Disguise ($12.7 million) and an increase in depreciation and amortization ($3.8 million), offset in part by decreases in general and administrative expenses ($3.2 million), product development ($2.5 million), share-based compensation ($2.7 million) and direct selling expenses ($7.3 million).  The increase in the acquired companies’ overhead is mainly due to the fixed overhead and high seasonality of the Disguise acquisition, with the majority of its sales booked in the third quarter of 2009.  The increase in depreciation and amortization is mainly due to an increase in amortization expensed related to intangible assets other than goodwill ($4.4 million), offset in part by a decrease in depreciation of tangible assets.  The decrease in general and administrative expenses is primarily due to decreases in bonus expense ($6.5 million) and travel and entertainment expense ($1.1 million), offset in part by increases in legal expense ($1.1 million), net of insurance reimbursements, the reversal of penalty reserves related to uncertain tax positions taken or expected to be taken in a tax return ($1.9 million) in 2008 with no such reversals in 2009 and foreign currency expense ($0.9 million). Product development expenses decreased ($2.5 million) as a result of tighter control of spending on product development, offset in part by higher product testing expenses.  The decrease in direct selling expenses is primarily due to decreases in advertising and promotional expenses of $2.6 million in 2009 in support of several of our product lines), sales commissions ($1.4 million) and other direct selling expenses of $3.4 million.  From time to time, we may increase or decrease our advertising efforts, if we deem it appropriate for particular products.

Write-down of Intangible Assets

As of June 30, 2009, we determined that the tradenames “Child Guidance,” “Play Along” and certain tradenames associated with our Crafts and Activities product lines would either be discontinued, or were under-performing. Consequently, the intangible assets associated with these tradenames were written off to “Write-down of Intangible Assets”, resulting in a non-cash charge of $8.2 million. During the third quarter of 2008, the Company discontinued the use of the “Toymax” and “Trendmaster” tradenames on products and market these products under the JAKKS Pacific trademark. Consequently, the intangible assets associated with these tradenames were written off to Write-down of Intangible Assets, resulting in a charge of $3.5 million. Also, the Company adjusted the value of the Child Guidance trademark to reflect lower sales expectations for this tradename, resulting in a charge to Write-down of Intangible Assets of $5.6 million.

Write-down of Goodwill

As of June 30, 2009, we determined that the significant decline in our market capitalization is likely to be sustained.   Our market capitalization did not change significantly despite the dismissals subject to appeal of the WWE lawsuit, and the lower revenue expectations for 2009 versus 2008 were factors that indicated that an interim goodwill impairment test was required.  As a result, we determined that $407.1 million, or all of the goodwill related to previous acquisitions, including the acquisition of Disguise in December 2008, was impaired. This amount is included in “Write-down of Goodwill” in the accompanying condensed consolidated statements of operations

Profit from Video Game Joint Venture

We incurred a loss from our video game joint venture in 2009 of $1.9 million, as compared to profit of $0.7 million in 2008, primarily due to an additional write-down of $1.1 million as a result of the arbitration ruling which lowered the preferred return payment from a rate of 10% of net sales of the WWE video games sold by the joint venture to a rate of 6% of net sales and to legal fees of $1.2 million which was partially offset by the joint venture’s profit of $0.4 million.  Net loss for 2009 was $0.8 million before the additional write-down to the receivable.  The joint venture’s right to renew the WWE video game license expires December 31, 2009 subject to renewal through December 31, 2014. If extended, the amount of the preferred return we will receive from the joint venture after December 31, 2009 is subject to change (see “Risk Factors”, infra, and Note 16 of the Notes to Condensed Consolidated Financial Statements, supra).

  Interest Income

 Interest income in 2009 was $28,219, as compared to $0.7 million in 2008.  The decrease is due to lower interest rates during 2009 compared to 2008 and lower average cash balances.

Interest Expense

 Interest expense was $1.3 million in 2009, as compared to income of 2.0 million in 2008. In 2009, we booked interest expense of $1.1 million related to our convertible senior notes payable and net interest expense of $0.1 million related to uncertain tax positions taken or expected to be taken in a tax return. In 2008, we booked a net benefit of $3.1 million related to uncertain tax positions taken or expected to be taken in a tax return, offset in part by interest expense of $1.1 million related to our convertible senior notes payable.

Provision for Income Taxes

 Our income tax provision, which includes federal, state and foreign income taxes, and discrete items, was $15.5 million, or an effective tax benefit rate of 31.5% for the three months ended September 30, 2009. During the comparable period in 2008, the income tax provision was $5.9 million, or an effective tax provision rate of 10.1%.

In 2009, the discrete adjustments were mainly uncertain tax positions of $4.5 million (see Note 6 of the Notes to Condensed Consolidated Financial Statements, supra).  Exclusive of the discrete items, the 2009 effective tax provision rate would be 19.4%.  In 2008, the discrete adjustments were mainly the 2007 income tax provision to the actual income tax liability of $4.0 million, and the recognition of a previously recorded potential income tax liability of $9.3 million for uncertain tax positions that are no longer subject to audit due to the closure of the audit period.  Exclusive of the discrete items, the 2008 effective tax provision rate would be 36.2%.

As of September 30, 2009, the Company had net deferred tax assets of approximately $66.7 million for which an allowance of $3.6 million has been provided since, in the opinion of management, realization of the future benefit is uncertain.

Comparison of the Nine Months Ended September 30, 2009 and 2008

Net Sales

Traditional Toys.   Net sales of our Traditional Toys segment were $548.1 million in 2009, compared to $583.0 million in 2008, representing a decrease of $34.9 million, or 6.0%.  The decrease in net sales was primarily due to lower unit sales of our WWE®, Narnia® and Pokemon® action figures and accessories, and other JAKKS products, including Plug It In & Play TV Games™, G2 Game Girl™ and EyeClops® electronics, Neopets®, Doodle Bears® and Care Bears® plush, Cabbage Patch Kids®, Speedstacks® and pretend play products based on Hannah Montana®, Camp Rock™ dolls, and role-play and dress-up toys, including those based on Disney classic princesses and fairies characters, Sweet Secrets, In My Pocket & Friends™, Fly Wheels®, JAKKS vehicles and junior sports products. This was offset in part by increases in unit sales of some products, including Club Penguin™, Hello Kitty® and Smurfs® plush, SpongeBob SquarePants®, Lucky BeeBee™ activities and Discovery Kids® toys and the contribution to sales from our Tollytots, Kids Only and Disguise acquisitions of $145.0 million.

Craft/Activity/Writing Products.  Net sales of our Craft/Activity/Writing Products were $46.2 million in 2009, compared to $37.3 million in 2008, representing an increase of $8.9 million, or 27.6%.  The increase in net sales was primarily due to increases in unit sales of our Girl Gourmet™, Spa Factory™ and JAKKS activity toys, offset in part by decreases in unit sales of our Creepy Crawlers® activities products, our Spinz™ writing instruments and our Pentech™ and Color Workshop® writing instruments and related products.

Pet Products.  Net sales of our Pet Products were $10.6 million in 2009, compared to $13.7 million in 2008, representing a decrease of $3.1 million, or 22.6%.  The decrease is mainly attributable to the less available shelf space for pet products at some of our major customer retail stores, and lower unit sales of consumable pet products. Sales of pet products were led by our AKG® licensed line of products.

Cost of Sales

Traditional Toys.  Cost of sales of our Traditional Toys segment was $413.0 million, or 75.3% of related net sales, in 2009, compared to $375.3 million, or 64.4% of related net sales, in 2008, representing an increase of $37.7 million, or 10.0%.  This dollar increase is primarily due to charges of $18.8 million related to the write-down of certain excess and impaired inventory and $32.6 million related to the write-down of license advances and minimum guarantees that are not expected to be earned through sales of that licensed product. Excluding these one time charges, cost of sales decreased by $13.7 million to $361.6 million, or 66.0% of net sales, which primarily consisted of a decrease in product costs of $7.0 million, which is in line with the lower volume of sales.  Product costs as a percentage of sales increased primarily due to the mix of the product sold with lower product cost.  Furthermore, royalty expense for our Traditional Toys segment decreased by $8.7 million and as a percentage of net sales due to lower volume of sales and to changes in the product mix to more products with lower royalty rates or proprietary products with no royalty rates from products with higher royalty rates. Our depreciation of molds and tools increased by $1.9 million primarily due to increased purchases of molds and tools in this segment.

Craft/Activity/Writing Products.  Cost of sales of our Craft/Activity/Writing Products segment was $34.3 million, or 74.4% of related net sales, in 2009, compared to $20.3 million, or 54.4% of related net sales, in 2008, representing an increase of $14.0 million, or 69.0%.  This increase is partially due to charges of $4.5 million related to the write-down of certain excess and impaired inventory and $0.3 related to the write-down of license advances and minimum guarantees that are not expected to be earned out through sales of that licensed product.  Excluding these one time charges, cost of sales increased by $9.3 million to $29.6 million, or 64.1% of net sales, which primarily consisted of an increase in product costs of $6.6 million, which is in line with the higher volume of sales and higher sales of closeout product.  Product costs as a percentage of net sales increased primarily due to the mix of the product sold and higher sales of closeout product.  Royalty expense increased by $2.0 million and as a percentage of net sales due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalty rates. Our depreciation of molds and tools increased by $0.6 million primarily due to increased purchases of molds and tools in this segment.

Pet Products.  Cost of sales of our Pet Pal line of products was $11.0 million, or 103.7% of related net sales, in 2009, compared to $10.4 million, or 75.6% of related net sales, in 2008, representing an increase of $0.6 million, or 5.8%.  This increase is partially due to charges of $0.8 million related to the write-down of certain excess and impaired inventory and $0.4 related to the write-down of license advances and minimum guarantees that are not expected to be earned out through sales of that licensed product.  Excluding these one time charges, cost of sales decreased by $0.5 million to $9.9 million, or 93.2% of net sales, which primarily consisted of a decrease in product costs of $0.3 million, which is in line with the lower volume of sales and the higher sales of closeout product.    Product costs as a percentage of net sales increased primarily due to the mix of the product sold and higher sales of closeout product.  Royalty expense decreased by $0.3 million and as a percentage of sales due to changes in the product mix to more products with lower royalty rates or proprietary products with no royalty rates from products with higher royalty rates.  Our depreciation of molds and tools increased by $0.1 million primarily due to increased purchases of molds and tools in this segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $171.7 million in 2009 and $157.5 million in 2008, constituting 28.4% and 18.0% of net sales, respectively.  The overall increase of $14.2 million in such costs was primarily due to the addition of overhead related to the operations of Tollytots, Kids Only and Disguise ($29.7 million) and an increase in depreciation and amortization ($2.3 million), offset in part by decreases in general and administrative expenses ($3.3 million), product development ($3.1 million), share-based compensation ($2.7 million) and direct selling expenses ($8.7 million).  The increase in the acquired companies’ overhead is mainly due to the fixed overhead and high seasonality of the Disguise acquisition, with the majority of its sales projected in the third quarter of 2009.  The increase in depreciation and amortization is mainly due to an increase in amortization expensed related to intangible assets other than goodwill ($4.0 million), offset in part by a decrease in depreciation of tangible assets.  The decrease in general and administrative expenses is primarily due to decreases in bonus expense ($7.0 million) and travel and entertainment expense ($2.2 million), offset in part by  increases in legal expense ($1.2 million), net of insurance reimbursements, the reversal of penalty reserves ($1.9 million) in 2008 with no such reversals in 2009, a loss incurred from disposal of molds and tools used for production of our inventory ($2.3 million) and foreign currency expense ($2.3 million).  Product development expenses decreased as a result of tighter control of spending on product development, offset in part by higher product testing expenses.  The decrease in direct selling expenses is primarily due to decreases in advertising and promotional expenses of $5.6 million in 2009 in support of several of our product lines, sales commissions ($1.1 million) and other direct selling expenses of $2.1 million to support the increase in domestic sales.  From time to time, we may increase or decrease our advertising efforts, if we deem it appropriate for particular products.

Write-down of Intangible Assets

As of June 30, 2009, we determined that the tradenames “Child Guidance,”  “Play Along” and certain tradenames associated with our Crafts and Activities product lines would either be discontinued, or were under-performing.   Consequently, the intangible assets associated with these tradenames were written off to “Write-down of Intangible Assets”, resulting in a non-cash charge of $8.2 million.  During the third quarter of 2008, the Company discontinued the use of the “Toymax” and “Trendmaster” tradenames on products and market these products under the JAKKS Pacific trademark. Consequently, the intangible assets associated with these tradenames were written off to Write-down of Intangible Assets, resulting in a charge of $3.5 million. Also, the Company adjusted the value of the Child Guidance trademark to reflect lower sales expectations for this tradename, resulting in a charge to Write-down of Intangible Assets of $5.6 million.

Write-down of Goodwill

During the three months ended June 30, 2009, we determined that the significant decline in our market capitalization is likely to be sustained.   Our market capitalization did not change significantly despite the dismissals subject to appeal of the WWE lawsuit, and the lower revenue expectations for 2009 versus 2008 were factors that indicated that an interim goodwill impairment test was required. As a result, we determined that $407.1 million, or all of the goodwill related to previous acquisitions, including the acquisition of Disguise in December 2008, was impaired. This amount is included in “Write-down of Goodwill” in the accompanying condensed consolidated statements of operations.

Profit from Video Game Joint Venture

We incurred a loss from our video game joint venture in 2009 of $21.9 million, as compared to a profit of $4.5 million in 2008, primarily due to a cumulative $23.5 million write-down as a result of the arbitration ruling which lowered the preferred return payment from a rate of 10% of net sales of the WWE video games sold by the joint venture to a rate of 6% of net sales and to legal fees of $2.7 million which was partially offset by profit of $4.4 million.   Net profit for 2009 was $1.7 million before the cumulative write-down to the receivable.  The joint venture’s right to renew the WWE video game license expires December 31, 2009 subject to renewal through December 31, 2014. If extended, the amount of the preferred return we will receive from the joint venture after December 31, 2009 is subject to change (see “Risk Factors”, infra, and Note 16 of the Notes to Condensed Consolidated Financial Statements, supra).

Interest Income

Interest income in 2009 was $0.3 million, as compared to $2.8 million in 2008.  The decrease is due to lower interest rates during 2009 compared to 2008 and lower average cash balances.

Interest Expense

Interest expense was $3.8 million in 2009, as compared to $1.3 million in 2008. In 2009, we booked interest expense of $3.3 million related to our convertible senior notes payable and net interest expense of $0.4 million related to uncertain tax positions taken or expected to be taken in a tax return.  In 2008, we booked interest expense of $3.3 million related to our convertible senior notes payable, off set in part by a net benefit of $2.3 million related to uncertain tax positions taken or expected to be taken in a tax return.

Provision for Income Taxes

Our income tax benefit, which includes federal, state and foreign income taxes, and discrete items, was $82.2 million, or an effective tax benefit rate of 17.6% for the nine months ended September 30, 2009. During the comparable period in 2008, the income tax provision was $8.7 million, or an effective tax provision rate of 12.9%.

In 2009, the impairment of goodwill and trademarks, totaling $64.5 million, and the THQ/Jakks joint venture settlement of $9.1 million, were reductions to the tax benefit rate realized, partially offset by discrete adjustments for uncertain tax positions of $4.5 million (see Note 6 of the Notes to Condensed Consolidated Financial Statements, supra).  Exclusive of the discrete items, the third quarter 2009 effective tax benefit rate would be 57.4%. In 2008, the discrete adjustments were mainly the 2007 income tax provision to the actual income tax liability of $4.0 million, and the recognition of a previously recorded potential income tax liability of $9.3 million for uncertain tax positions that are no longer subject to audit due to the closure of the audit period.  Exclusive of the discrete items, the third quarter 2008 effective tax provision rate would be 35.4%.

As of September 30, 2009, the Company had net deferred tax assets of approximately $66.7 million for which an allowance of $3.6 million has been provided since, in the opinion of management, realization of the future benefit is uncertain.

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

Liquidity and Capital Resources

As of September 30, 2009, we had working capital of $322.5 million, compared to $325.1 million as of December 31, 2008. This slight decrease was primarily attributable to the reclassification of our $98.0 million convertible senior notes payable from long-term to short-term liabilities and earn-out and working capital adjustment payments related to our recent acquisitions, offset in part by our operating activities.

Operating activities provided net cash of $11.4 million in 2009, as compared to $13.9 million in 2008. Net cash was provided primarily by non-cash charges and changes in working capital. Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 64 days as of September 30, 2009, an increase from 58 days as of September 30, 2008. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of September 30, 2009, we had cash and cash equivalents of $153.8 million.

Our investing activities used net cash of $25.5 million in 2009, as compared to $32.7 million in 2008, consisting primarily of cash paid for the Creative Designs earn-out of $5.7 million, the working capital adjustment for Tollytots of  $1.8 million, the working capital adjustment for Kids Only of $3.5 million, the working capital adjustment for Disguise of $1.2 million, and the purchase of office furniture and equipment and molds and tooling of $16.2 million used in the manufacture of our products, offset in part by the change in other assets of $2.9 million. In 2008, our investing activities consisted primarily of cash paid for the Creative Designs earn-out of $6.7 million, the Play Along earn-out of $6.7 million, the Pet Pal earn-out of $1.7 million and the purchase of office furniture and equipment and molds and tooling of $17.6 million used in the manufacture of our products and other assets. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 14% payable on net sales of such products. As of September 30, 2009, these agreements required future aggregate minimum guarantees of $104.0 million, exclusive of $50.5 million in advances already paid. Of this $104.0 million future minimum guarantee, $45.6 million is due over the next twelve months.

Our financing activities used net cash of $1.6 million in 2009, consisting of cash paid for the repurchase of restricted stock. In 2008, financing activities used net cash of $29.0 million, consisting of cash paid for the repurchase of our common stock and restricted shares, partially offset by proceeds from the exercise of stock options.

On November 5, 2009, we announced the pricing of $85.0 million principal amount of 4.50% convertible senior notes due 2014 (the “Notes”). The Notes are senior unsecured obligations of JAKKS, will pay interest semi-annually at a rate of 4.50% per annum and will mature on November 1, 2014. The conversion rate will initially be 63.2091 shares of JAKKS common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment in certain circumstances. Prior to August 1, 2014, holders of the Notes may convert their Notes only upon specified events. Upon conversion, the Notes may be settled, at our election, in cash, shares of its common stock, or a combination of cash and shares of its common stock. Holders of the Notes may require us to repurchase for cash all or some of their Notes upon the occurrence of a fundamental change (as defined). We anticipate closing the offering of the Notes on November 10, 2009.  We also granted the initial purchaser of the Notes a 30-day option to purchase up to an additional $15.0 million in principal amount of additional Notes to cover over-allotments, if any, which they advised us they were exercising for the full $15.0 million.

We intend to use the net proceeds from the offering, along with cash on hand, to repurchase all or a portion of its 4.625% convertible senior notes due 2023. In the event we are unable to repurchase such Notes on satisfactory terms, we may use such proceeds for general corporate purposes.

No assurance can be given that this proposed financing will be consummated on these or any other terms.

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

In September 2003, we sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due September 15, 2023 and received net proceeds of approximately $94.4 million. The notes are convertible into shares of our common stock at an initial conversion price of $20.00 per share, or 50 shares per note, subject to certain circumstances. The notes may be converted in each quarter subsequent to any quarter in which the closing price of our common stock is at or above a prescribed price for at least 20 trading days in the last 30 trading day period of the quarter. The prescribed price for the conversion trigger is $24.00 through September 30, 2010, and increases nominally each quarter thereafter. Cash interest is payable at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year. After June 15, 2010, interest will accrue on the outstanding notes until maturity. At maturity, we will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance, unless redeemed or converted earlier. The notes were not convertible as of September 30, 2009 and are not convertible during the fourth quarter of 2009.

We may redeem the notes at our option in whole or in part beginning on June 15, 2010, at 100% of their accreted principal amount plus accrued and unpaid interest, if any, payable in cash. Holders of the notes may also require us to repurchase all or part of their notes on June 15, 2010, for cash, at a repurchase price of 100% of the principal amount per note plus accrued and unpaid interest, if any. Accordingly, the notes have been reclassified as a short-term liability as of September 30, 2009.  Holders of the notes may also require us to repurchase all or part of their notes on June 15, 2013 and June 15, 2018 at a repurchase price of 100% of the accreted principal amount per note plus accrued and unpaid interest, if any, and may be paid in cash, in shares of common stock or a combination of cash and shares of common stock.

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

Interest Rate Risk

In June 2003, we issued convertible senior notes payable of $98.0 million with a fixed interest rate of 4.625% per annum, which remain outstanding as of September 30, 2009. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

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

WWE sought treble, punitive and other damages (including disgorgement of profits) in an undisclosed amount and a declaration that the video game license with the joint venture, which is scheduled to expire in 2009 (subject to the joint venture’s right to extend that license for an additional five years), and an amendment to our toy licenses with WWE, which are scheduled to expire in 2009, are void and unenforceable. This action alleged violations by the defendants of the Racketeer Influenced and Corrupt Organization Act (“RICO”) and the anti-bribery provisions of the Robinson-Patman Act, and various claims under state law. On November 30, 2007, the Court indicated that the WWE Action would be dismissed. On December 21, 2007 the Court dismissed the WWE Action with prejudice (the "December 2007 Order") based on (1) the failure to plead RICO injury; (2) the bar of the RICO statute of limitations; (3) the denial of WWE’s motion for reconsideration of the Sherman Act claim; and (4) the lack of subject matter jurisdiction with respect to the pendent state law claims. Thereafter, WWE filed an appeal to the Second Circuit Court of Appeals. We filed a motion for reconsideration of the part of the December 2007 Order that stated that the January 2004 release executed by WWE in favor of the Company (the “Release”) did not bar the WWE Action. That motion was fully briefed and submitted to the Court. In September 2008, the Court granted the motion and held that the applicability of the Release would not be determined in connection with the motion to dismiss the action. On May 19, 2009, the Second Circuit Court of Appeals unanimously affirmed dismissal of the WWE Action on statute of limitations grounds. No further appeal was taken such that the Second Circuit order ended the WWE Action.

In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York: (1) Garcia v. JAKKS Pacific, Inc. et al., Civil Action No. 04-8807 (filed on November 5, 2004), (2) Jonco Investors, LLC v. JAKKS Pacific, Inc. et al., Civil Action No. 04-9021 (filed on November 16, 2004), (3) Kahn v. JAKKS Pacific, Inc. et al., Civil Action No. 04-8910 (filed on November 10, 2004), (4) Quantum Equities L.L.C. v. JAKKS Pacific, Inc. et al., Civil Action No. 04-8877 (filed on November 9, 2004), and (5) Irvine v. JAKKS Pacific, Inc. et al., Civil Action No. 04-9078 (filed on November 16, 2004) (the “Class Actions”). The complaints in the Class Actions alleged that defendants issued positive statements concerning increasing sales of our WWE licensed products which were false and misleading because the WWE licenses had allegedly been obtained through a pattern of commercial bribery, our relationship with the WWE was being negatively impacted by the WWE’s contentions and there was an increased risk that the WWE would either seek modification or nullification of the licensing agreements with us. Plaintiffs also alleged that we misleadingly failed to disclose the alleged fact that the WWE licenses were obtained through an unlawful bribery scheme. The plaintiffs in the Class Actions were described as purchasers of our common stock, who purchased from as early as October 26, 1999 to as late as October 19, 2004. The Class Actions sought compensatory and other damages in an undisclosed amount, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by each of the defendants (namely the Company and Messrs. Friedman, Berman and Bennett), and violations of Section 20(a) of the Exchange Act by Messrs. Friedman, Berman and Bennett. On January 25, 2005, the Court consolidated the Class Actions under the caption In re JAKKS Pacific, Inc. Shareholders Class Action Litigation, Civil Action No. 04-8807. On May 11, 2005, the Court appointed co-lead counsels and provided until July 11, 2005 for an amended complaint to be filed; and a briefing schedule thereafter with respect to a motion to dismiss. The motion to dismiss was fully briefed and argument occurred on November 30, 2006. The motion was granted in January 2008 to the extent that the Class Actions were dismissed without prejudice to plaintiffs’ right to seek leave to file an amended complaint based on statements that the WWE licenses were obtained from the WWE as a result of the long-term relationship with WWE. A motion seeking leave to file an amended complaint was granted and an amended complaint filed. Briefing was completed with respect to a motion to dismiss that was scheduled for argument in October 2008. The Court adjourned the argument date.  The parties have notified the Court that an agreement to resolve this action has been reached.  The agreement, which is subject to Court approval, will settle the matter for $3.9 million, without any admission of liability on the part of the Company, or its officers and directors.

On December 2, 2004, a shareholder derivative action was filed in the Southern District of New York by Freeport Partner, LLC against us, nominally, and against Messrs. Friedman, Berman and Bennett, Freeport Partners v. Friedman, et al., Civil Action No. 04-9441 (the “Derivative Action”). The Derivative Action seeks to hold the individual defendants liable for damages allegedly caused to us by their actions and in particular to hold them liable on a contribution theory with respect to any liability we incur in connection with the Class Actions. On or about February 10, 2005, a second shareholder derivative action was filed in the Southern District of New York by David Oppenheim against us, nominally, and against Messrs. Friedman, Berman, Bennett, Blatte, Glick, Miller and Skala, Civil Action 05-2046 (the “Second Derivative Action”). The Second Derivative Action seeks to hold the individual defendants liable for damages allegedly caused to us by their actions as a result of alleged breaches of their fiduciary duties. On or about March 16, 2005, a third shareholder derivative action was filed. It is captioned Warr v. Friedman, Berman, Bennett, Blatte, Glick, Miller, Skala, and JAKKS (as a nominal defendant), and it was filed in the Superior Court of California, Los Angeles County (the “Third Derivative Action”). The Third Derivative Action seeks to hold the individual defendants liable for (1) damages allegedly caused to us by their alleged breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment; and (2) restitution to us of profits, benefits and other compensation obtained by them. Stays and/or extensions of time to answer are in place with respect to the derivative actions, and have been dismissed without prejudice. Agreement to resolve the Derivative Actions has been reached, but it is subject to Court approval.  A Company insurer has agreed to provide the $4.1 million that will be used to settle the Class Action and the Derivative Actions.

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

On October 12, 2006, WWE commenced a lawsuit in Connecticut state court against THQ and THQ/JAKKS Pacific LLC (the “LLC”), involving a claim set forth above concerning allegedly improper sales of WWE video games in Japan and other countries in Asia (the “Connecticut Action”). The lawsuit seeks, among other things, a declaration that WWE is entitled to terminate the video game license and monetary damages and raised Connecticut Unfair Trade Practices Act (“CUTPA”) and contract claims against THQ and the LLC. A motion to strike the CUTPA claim was denied in May 2007.  Cross-motions for summary judgment were filed.  Discovery issues arose, a Court conference to address issues relating to discovery occurred on August 4, 2009, and a further order of the Court is expected.

In March 2007, WWE filed a motion seeking leave to amend its complaint in the Connecticut Action to add the principal part of the state law claims present in the WWE Action to the Connecticut Action. That motion further sought, inter alia, to add our Company and Messrs. Friedman, Berman and Bennett (the “Individual Defendants”) as defendants in the Connecticut Action. The motion was argued on May 8, 2007 and was granted from the bench, subject to a decision that the schedule was suspended and no discovery matters would be addressed until pleading motions were resolved. In June 2007, our Company and the Individual Defendants moved for a stay of the Connecticut Action, inter alia , based on the pendency of the WWE Action. On July 30, 2007, in light of the pending motion to dismiss in the WWE Action, the Court ordered a 120-day stay of the Connecticut Action (the "Stay"). In November 2007 we moved for a continuation of the Stay. WWE served discovery and sought leave to file an amended complaint alleging the state law claims from the WWE Action. Thereafter we moved for a conference and a stay of discovery. A conference was held on January 14, 2008 at which WWE was allowed to amend its complaint to assert the state law claims set forth in the WWE Action and a briefing schedule was established with respect to a combined motion to strike and a motion for summary judgment (the "Dispositive Motion"). This motion was briefed and argument was held on May 19, 2008. WWE cross-moved for partial summary judgment striking our Release defense. In August 2008, the Dispositive Motion was granted. WWE filed a motion for reargument which was denied.  Thereafter, WWE filed an appeal.  This appeal was assigned to the Connecticut Supreme Court.  Briefing on the appeal was completed in September 2009, with argument to be held at a date still to be determined. In July 2008, THQ filed a cross-complaint which asserts claims by THQ and Mr. Farrell for indemnification from the Company in the event that WWE prevails on any of its claims against THQ and Farrell and also asserts claims by THQ that the Company breached its fiduciary duties to THQ in connection with the videogame license between WWE and THQ/JAKKS Pacific LLC and seeks equitable and legal relief, including substantial monetary and exemplary damages against the Company in connection with this claim. The Company requested that THQ revise its claims and THQ objected to this request.  The Company moved to sever and stay the cross-claims pending WWE’s appeal of its dismissed claims to which the cross-claims relate.  That motion has been fully briefed and submitted for decision unless the Court deems argument necessary.  On July 31, 2009, the Company withdrew the request to revise and moved for summary judgment and to strike the cross-complaint.  This matter has not yet been resolved. In the event the Company does not prevail in having THQ’s cross-claims summarily dismissed, the Company intends to vigorously contest them.

We believe that the claims in the Connecticut Action are without merit and we intend to defend vigorously against them. However, because this action is subject to appeal, we cannot assure you as to the outcome of the action, nor can we estimate the range of our potential losses. THQ and the LLC have stated that they believe the claims in the Connecticut Action prior to the additional claims in the amended complaint are without merit and have filed an opposition to WWE’s motion for partial summary judgment and filed a motion for summary judgment dismissing the remaining claims in the Connecticut Action as a matter of law on multiple grounds and they intend to continue to defend themselves vigorously. In connection with the above motion and cross-motions for summary judgment, discovery issues arose and, as set forth above, were addressed at a court conference on August 4, 2009, and a further Court order is expected. However, because this action is in its preliminary stage, we cannot assure you as to the outcome, nor can we estimate the range of our potential losses, if any.

Our agreement with THQ provides for payment of a preferred return to us in connection with our joint venture. The preferred return was subject to change after June 30, 2006 and was to be set for the distribution period beginning July 1, 2006 and ending December 31, 2009 (the “Next Distribution Period”). The agreement provides that the parties will negotiate in good faith and agree to the preferred return not less than 180 days prior to the start of the Next Distribution Period. It further provides that if the parties are unable to agree on a preferred return, the preferred return will be determined by arbitration. The parties were unable to reach an agreement with respect to the preferred return for the Next Distribution Period and the preferred return was submitted for determination through arbitration.  On July 24, 2009, a decision was rendered by the arbitrator setting the preferred return rate at 6%. That decision was made final and payment of the preferred return was made by THQ for the period from July 1, 2006 through June 30, 2009.

In order to exercise the joint venture's right to renew the WWE videogame license for the renewal period running from January 1, 2010 through December 31, 2014, the Company, on behalf of the joint venture, sent out a Notice of Renewal to WWE on June 30, 2009 (the “Renewal Notice”).  THQ has commenced an action in California Superior Court (the “California Action”) seeking a declaratory judgment that JAKKS cannot renew the videogame license without THQ's consent and that THQ is not obligated to consent.  THQ also seeks a declaratory judgment that the restrictive covenant contained in the joint venture agreement is unenforceable.  The Company has filed a demurrer in the California Action which has been fully briefed and will be argued on November 16, 2009. THQ has brought a summary judgment motion seeking a declaration that the restrictive covenant is not enforceable. In the event that the demurrer is not granted, the Company has sought an adjournment of THQ’s summary judgment motion pending discovery. WWE has also commenced an action in California seeking the same relief as THQ, namely, to declare THQ’s restrictive covenant unenforceable, and the Company has filed a demurrer seeking to dismiss the action on the grounds that WWE has no standing and the relief is otherwise not available. THQ also filed an arbitration in California seeking a declaratory judgment that the same restrictive covenant is unenforceable (the “California Arbitration”).  The Company commenced an arbitration in New York  (the “New York Arbitration”) seeking, among other things, a declaratory judgment that (a) it is empowered to serve the Renewal Notice and (b) THQ’s restrictive covenant is enforceable. In the New York Arbitration, the Company also seeks to hold THQ liable for its breach of fiduciary duty with respect to its dealings with the Company and the LLC.  The Company also commenced an action in New York Supreme Court to enjoin the California Arbitration.  The application to enjoin the California Arbitration has been argued and is awaiting decision.  The Company has requested of the American Arbitration Association that the New York Arbitration proceed and the California Arbitration not proceed and those proceedings have been successively adjourned by stipulation between the parties.

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

We are defendants in litigation matters, as described under “Legal Proceedings” in our periodic reports filed pursuant to the Securities Exchange Act of 1934, including the Connecticut Action commenced by WWE (see “Legal Proceedings”). These claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in each and all of the litigation matters to which we have been named a party, and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. A materially adverse resolution of any of these lawsuits could have a material adverse effect on our financial position and results of operations.

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

We have experienced rapid growth in our product lines resulting in higher net sales over the last nine years, which was achieved through acquisitions of businesses, products and licenses. For example, revenues associated with companies we acquired since 2006 were approximately $10.5 million and $145.0 million, for the year ended December 31, 2008 and the nine months ended September 30, 2009, respectively, representing 1.2% and 24.0% of our total revenues for those periods. As a result, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

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

Our growth strategy depends in part upon our ability to acquire companies and new product lines. Revenues associated with our acquisitions since 2006 represented approximately 1.2% and 24.0% of our total revenues for the year ended December 31, 2008 and the nine months ended September 30, 2009, respectively. Future acquisitions will succeed only if we can effectively assess characteristics of potential target companies and product lines, such as:

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

Our three largest customers accounted for 52.5% and 56.5% of our net sales for the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory also could adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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

We sell products and operate facilities in numerous countries outside the United States. For the nine months ended September 30, 2009 and the year ended December 31, 2008 sales to our international customers comprised approximately 17.5% and 17.9%, respectively, of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers located principally in China which are subject to the risks normally associated with international operations, including:

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

On September 15, 2010, September 15, 2013 and September 15, 2018, holders of our convertible senior notes may require us to purchase their notes, which repurchase may be made for cash. In addition, holders may also require us to purchase their notes for cash upon the occurrence of certain fundamental changes in our board composition or ownership structure, if we liquidate or dissolve under certain circumstances or if our common stock ceases being quoted on an established over-the-counter trading market in the United States. If we do not have, or have access to, sufficient funds to repurchase the notes, then we could be forced into bankruptcy. In fact, we expect that we would require third-party financing, but we cannot assure you that we would be able to obtain that financing on favorable terms or at all.

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

 Item 4.  Submission of Matters to a Vote of Security Holders

We mailed a Proxy Statement on or about August 19, 2009 to our stockholders of record as of July 31, 2009 in connection with our 2009 Annual Meeting of Stockholders, which was held on September 25, 2009 at the Sherwood Country Club, 320 West Stafford Road, Thousand Oaks, California, 91361.  At the Meeting, the stockholders voted on two matters, both of which were approved.

The first matter was the election of the members of the Board of Directors. The seven directors elected and the tabulation of the votes (both in person and by proxy) was as follows:

Nominees for Directors	For	Against	Withheld
Jack Friedman	23,185,555	0	848,888
Stephen G. Berman	23,351,507	0	682,936
Dan Almagor	21,613,843	0	2,420,600
David C. Blatte	23,586,219	0	448,224
Robert E. Glick	23,534,312	0	500,131
Michael G. Miller	23,536,341	0	498,102
Murray L. Skala	21,039,315	0	2,995,128

There were no broker held non-voted shares represented at the Meeting with respect to this matter.

The second matter upon which the stockholders voted was the proposal to ratify the appointment by the Board of Directors of BDO Seidman, LLP, as our independent certified public accountants for 2009. The tabulation of the votes (both in person and by proxy) was as follows:

For	Against	Abstentions
23,963,162	65,217	6,064

There were no broker held non-voted shares represented at the Meeting with respect to this matter.

Item 6. Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2.1	By-Laws of the Company(2)
3.2.2	Amendment to By-Laws of the Company(3)
4.1	Indenture, dated as of September 9, 2003, by and between the Registrant and Wells Fargo Bank, N.A.(4)
4.2	Form of 4.625% Convertible Senior Note(4)
18	Auditor Preferability Letter(5)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(5)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(5)
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(5)
32.1	Section 1350 Certification of Chief Executive Officer(5)
32.2	Section 1350 Certification of Chief Executive Officer(5)
32.3	Section 1350 Certification of Chief Financial Officer(5)

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on August 14, 2003, and incorporated herein by reference.

(5)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: November 9, 2009	By:	/s/ JOEL M. BENNETT
Joel M. Bennett
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2.1	By-Laws of the Company(2)
3.2.2	Amendment to By-Laws of the Company(3)
4.1	Indenture, dated as of September 9, 2003, by and between the Registrant and Wells Fargo Bank, N.A.(4)
4.2	Form of 4.625% Convertible Senior Note(4)
18	Auditor Preferability Letter(5)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(5)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(5)
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(5)
32.1	Section 1350 Certification of Chief Executive Officer(5)
32.2	Section 1350 Certification of Chief Executive Officer(5)
32.3	Section 1350 Certification of Chief Financial Officer(5)

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on August 14, 2003, and incorporated herein by reference.

(5)	Filed herewith.