Form 10-K
period 2009-12-31
JAKKS PACIFIC INC
filed 2010-03-17
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,”  “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

☐ Large Accelerated Filer	☒ Accelerated Filer	☐ Non-Accelerated Filer	☐ Smaller Reporting Company
(Do not check if a smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value per share) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on March 15, 2010 of $12.97) is $355,780,926.

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 27,900,319 (as of March 15, 2010).

Documents Incorporated by Reference

None.

JAKKS PACIFIC, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year ended December 31, 2009

Items in Form 10-K

		Page
	PART I
Item 1.	Business	2
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	None
Item 2.	Properties	16
Item 3.	Legal Proceedings	17
Item 4.	Reserved
	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6.	Selected Financial Data	22
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 8.	Financial Statements and Supplementary Data	37
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	None
Item 9A.	Controls and Procedures	67
Item 9B.	Other Information	None
	PART III
Item 10.	Directors, Executive Officers and Corporate Governance	69
Item 11.	Executive Compensation	71
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	82
Item 13.	Certain Relationships and Related Transactions, and Director Independence	84
Item 14.	Principal Accountant Fees and Services	84
	PART IV
Item 15.	Exhibits and Financial Statement Schedules	86
Signatures		88
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

Company Overview

We are a leading multi-line, multi-brand toy company that designs, produces, markets and distributes toys and related products, writing instruments and related products, pet toys, consumables and related products, electronics and related products, kids indoor and outdoor furniture, and other consumer products. We focus our business on acquiring or licensing well-recognized trademarks and brand names, most with long product histories (“evergreen brands”). We seek to acquire these evergreen brands because we believe they are less subject to market fads or trends. We also develop proprietary products marketed under our own trademarks and brand names, and have historically acquired complementary businesses to further grow our portfolio.  Our products include:

Traditional Toys

•
Action figures and accessories, including licensed characters, principally based on Ultimate Fighting Champion (“UFC), Pokemon® and until December 31, 2009 World Wrestling Entertainment® (“WWE”) franchises;

•	Toy vehicles, including Road Champs®, NASCAR® and MXS® toy vehicles and accessories;

•	Electronics products, including Plug It In & Play TV Games™, EyeClops™ Bionic Eye products, and Laser Challenge®, as well as others based on Disney® and Discovery Kids® brands;

•
Role-play, dress-up, pretend play and novelty products for boys and girls based on well known brands and entertainment properties such as Black & Decker®, McDonalds®, Dirt Devil®, Subway®, Pizza Hut® Disney Princess®, Disney Fairies®, Hannah Montana™, Barbie® and Dora the Explorer®, as well as those based on our own proprietary brands;

•
Dolls and accessories, plush, infant and pre-school toys based on our Child Guidance®, TollyTots brands, as well as licenses, including Barney®, The Wiggles®, Disney Fairies®, Cabbage Patch Kids®, Taylor Swift, Fancy Nancy, Hello Kitty®, Hannah Montana, Puppy in My Pocket and Friends™, Disney Princess®, Disney Babies, Graco® and Fischer Price®;

•	Indoor and outdoor kids’ furniture, room décor; kiddie pools and pool toys, kites, seasonal and outdoor products, including Kids Only!, Go Fly A Kite®, Funnoodle® and Laser Challenge;

•
Halloween and everyday costumes for all ages based on licensed and proprietary non-licensed brands, including Spiderman® , Iron Man, Toy Story®, Sesame Street®, Power Rangers® and Disney Princesses® , and related Halloween accessories;

•	Private label products as “exclusives” for a myriad of retail customers in many product categories.

Prior to 2007, we had accounted for seasonal and outdoor products as a separate category. During 2007, we restructured our internal operations and have consolidated this product group within the Traditional Toy category. These products share key characteristics, including common management, distribution and marketing strategies. We have restated our prior segment reporting to reflect this change.

Craft, Activity and Writing Products

•
Food play, activity kits, reusable compounds, writing instruments and stationery products, including Girl Gourmet™, Creepy Crawlers™, The Spa Factory™, Flying Colors®, Blopens®, Vivid Velvet®, and Pentech®

Pet Products

•	Pet products, including toys, consumables, beds, clothing and accessories, branded JAKKS Pets®, some of which also feature licenses, including American Kennel Club® and The Cat Fanciers’ Association™.

We continually review the marketplace to identify and evaluate popular and evergreen brands and product categories that we believe have the potential for growth. We endeavor to generate growth within these lines by:

•	creating innovative products under our established licenses and brand names;

•	adding new items to the branded product lines that we expect will enjoy greater popularity;

•	infusing simple innovation and technology when appropriate to make them more appealing to today’s kids;

•	linking them with our evergreen portfolio of brands; and

•	focusing our marketing efforts to enhance consumer recognition and retailer interest.

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

We sell our products through our in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, toy specialty stores and wholesalers. Our three largest customers are Wal-Mart, Target and Toys ‘R’ Us, which accounted for approximately 27.3%, 16.9% and 11.4%, respectively, of our net sales in 2009. No other customer accounted for more than 10.0% of our net sales in 2009.

Our Growth Strategy

The execution of our growth strategy has normally resulted in increased levels of revenues and earnings. However, in 2009, we experienced a decline in sales mainly due to declines in a few key product lines and a challenging economy and had various one-time charges which resulted in a net loss for the year.  In 2008 and 2009, we generated net sales of $903.4 million and $803.7 million, respectively, and net income of $76.1 million and net loss of $385.5 million, respectively. Approximately 1.2% and 21.0% of our net sales in 2008 and 2009, respectively, were attributable to our acquisitions since 2008. Key elements of our growth strategy include:

•       Expand Core Products.    We manage our existing and new brands through strategic product development initiatives, including introducing new products, modifying existing products and extending existing product lines to maximize their longevity. Our marketing teams and product designers strive to develop new products or product lines to offer added technological, aesthetic and functional improvements to our extensive portfolio. For example, we use multiple methods including real-scan technology, articulated joints and a flexible rubberized coating to enhance the life-like feel of our action figures, and feature special techniques such as vinyl and sound chips in our lines of dolls and figures. These innovations appeal to collectors and/or produce higher quality and better likenesses of the representative characters.

•       Enter New Product Categories.    We use our extensive experience in the toy and other consumer product industries to evaluate products and licenses in new product categories and to develop additional product lines. We began marketing licensed classic video games for simple plug-in use with television sets and expanded into several related categories by infusing additional technologies such as motion gaming and through the licensing of this category from our current licensors, such as Disney and MTV Networks which owns Nickelodeon.

•       Pursue Strategic Acquisitions.    We supplement our internal growth with selected strategic acquisitions. Most recently, in October 2008 we acquired the businesses of Tollytots Limited, a leading manufacturer of licensed baby doll accessories and Kids Only, a leading manufacturer of licensed indoor and outdoor kids’ furniture, and in December 2008, we acquired the business of Disguise, Inc. a leading Halloween costume and related accessories company.  We will continue focusing our acquisition strategy on businesses or brands that have compatible product lines and offer valuable trademarks or brands.

•       Acquire Additional Character and Product Licenses.    We have acquired the rights to use many familiar brand and character names and logos from third parties that we use with our primary trademarks and brands. Currently, among others, we have license agreements with Nickelodeon, Disney®, UFC and Warner Bros®, as well as with the licensors of the many popular licensed children’s characters previously mentioned, among others. We intend to continue to pursue new licenses from these entertainment and media companies and other licensors. We also intend to continue to purchase additional inventions and product concepts through our existing network of inventors and product developers.

•       Expand International Sales.    We believe that foreign markets, especially Europe, Australia, Canada, Latin America and Asia, offer us significant growth opportunities. In 2009, our sales generated outside the United States were approximately $132.5 million, or 16.5% of total net sales. We intend to continue to expand our international sales and in 2009 opened a sales office and distribution center in Europe to capitalize on our experience and our relationships with foreign distributors and retailers. We expect these initiatives to continue to contribute to our international growth in 2010.

•       Capitalize On Our Operating Efficiencies.    We believe that our current infrastructure and operating model can accommodate growth without a proportionate increase in our operating and administrative expenses, thereby increasing our operating margins.

The execution of our growth strategy, however, is subject to several risks and uncertainties and we cannot assure you that we will continue to experience growth in, or maintain our present level of net sales (see “Risk Factors,” beginning on page 12). For example, our growth strategy will place additional demands on our management, operational capacity and financial resources and systems. The increased demand on management may necessitate our recruitment and retention of additional qualified management personnel. We cannot assure you that we will be able to recruit and retain qualified personnel or expand and manage our operations effectively and profitably. To effectively manage future growth, we must continue to expand our operational, financial and management information systems and to train, motivate and manage our work force. There can be no assurance that our operational, financial and management information systems will be adequate to support our future operations. Failure to expand our operational, financial and management information systems or to train, motivate or manage employees could have a material adverse effect on our business, financial condition and results of operations.

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

Recent Acquisitions

In October 2008, we acquired substantially all of the assets of Tollytots Limited.  The total initial consideration of $26.8 million consisted of $12.0 million in cash and the assumption of liabilities in the amount of $14.8 million, and resulted in goodwill of $4.1 million, all of which has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned.  In the first earn-out period ended December 31, 2009, no portion of the earn-out was earned.  Tollytots is a leading designer and producer of licensed baby dolls and baby doll pretend play accessories based on well-known brands and was included in our results of operations from the date of acquisition.

In October 2008, we acquired substantially all of the stock of Kids Only, Inc. and a related Hong Kong company, Kids Only Limited (collectively, “Kids Only”).  The total initial consideration of $23.8 million consisted of $20.4 million in cash and the assumption of liabilities in the amount of $3.4 million, and resulted in goodwill of $13.2 million, all of which has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.6 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. The first earn-out period ended September 30, 2009 is under review.  Kids Only is a leading designer and producer of licensed indoor and outdoor kids’ furniture, and has an extensive portfolio which also includes baby dolls and accessories, room décor and a myriad of other children’s toy products  and was included in our results of operations from the date of acquisition.

In December 2008, we acquired certain assets of Disguise, Inc. and a related Hong Kong company, Disguise Limited (collectively, “Disguise”).  The total initial consideration of $60.6 million consisted of $38.6 million in cash and the assumption of liabilities in the amount of $22.0 million, and resulted in goodwill of $30.6 million, all of which has been determined to be impaired and was written off in the quarter ended June 30, 2009. We finalized our purchase price allocation for Disguise and engaged a third party to perform studies and valuations to the estimated fair value of assets and liabilities assumed.  Disguise is a leading designer and producer of Halloween and everyday costume play and was included in our results of operations from the date of acquisition.

Industry Overview

According to Toy Industry Association, Inc., the leading toy industry trade group, the United States is the world’s largest toy market, followed by Japan and Western Europe. Total retail sales of toys, excluding video games, in the United States, were approximately $21.5 billion in 2009. We believe the two largest United States toy companies, Mattel and Hasbro, collectively hold a dominant share of the domestic non-video toy market. In addition, hundreds of smaller companies compete in the design and development of new toys, the procurement of character and product licenses, and the improvement and expansion of previously introduced products and product lines. In the United States video game segment, total retail sales of video game software were approximately $10.5 billion in 2009.

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

Traditional Toys

Electronics Products

Our electronic products category includes our Plug It In & Play TV Games, EyeClops™ Bionic Eye products and Laser Challenge® product lines. Our current Plug It In & Play TV Games titles include licenses from Namco®, Disney, Marvel® and Nickelodeon , and feature such games as SpongeBob SquarePants®, Big Buck Hunter® Pro, Dora the Explorer, Disney Princess®, Ms. Pac-Man® and Pac-Man®.

We regularly release new Plug It In & Play TV Games titles for the pre-school and leisure gamer segments including Wheel of Fortune®, Price Is Right®, Deal or No Deal®, Jeopardy® and Star Wars®.

Wheels Division Products

•	Motorized and plastic toy vehicles and accessories.

Our extreme sports offerings include our MXS line of motorcycles with riders and other vehicles include GX™ cars, off-road vehicles and skateboards, which are sold individually and with playsets and accessories.

Action Figures and Accessories

We had an extensive toy license with the WWE pursuant to which we had the right, until December 31, 2009, to develop and market a full line of toy products based on the popular WWE professional wrestlers. At the end of 2009, we had a limited amount of inventory remaining which we expect to sell during the first quarter of 2010.

We also develop, manufacture and distribute other action figures and action figure accessories including those based on the animated series Pokemon.  In 2009, we launched a line of action figures and accessories based on Ultimate Fighting Championship and, in 2010, we expect to launch a product line of action figures and accessories based on TNA (“Total Non-stop Action”) wrestling, capitalizing on the expertise we built in the action figure category.

Role-play and Dress-up Products

Our line of role-play and dress-up products for boys and girls features entertainment and consumer products properties such as Disney Princess, Disney Fairies, Sesame Street, Hannah Montana, Dora the Explorer and Black & Decker.  These products generated a significant amount of sales in 2009, and we expect that level of sales to continue in 2010.

Infant and Pre-school Toys

Our pre-school toys include plush and electronic toys based on The Wiggles and  Barney licenses and more, some branded under Child Guidance® and others under Play Along®.

Dolls

Dolls include large, fashion and mini dolls and related accessories based on Cabbage Patch Kids®, Hannah Montana, The Cheetah Girls, Puppy in My Pocket and Friends, Taylor Swift and Disney Princess and Fairies dolls and private label fashion dolls for other retailers and sold to Disney Stores and Disney Parks and Resorts.

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

Indoor and Outdoor Kids’ Furniture

We produce licensed indoor and outdoor kids' furniture, with an extensive portfolio which includes baby dolls and accessories and room decor.  Our licensed portfolio includes character licenses, including Disney Princesses®, Toy Story®, Mickey Mouse®, SpongeBob Squarepants®, Dora the Explorer®, Batman® and many others, as well as several licenses new to JAKKS' portfolio. Products include children’s puzzle furniture, tables and chairs to activity sets, trays, stools and more.  In 2010, we expect to launch a line of licensed molded kiddie pools.

Halloween and Everyday Costume Play

We produce an expansive and innovative line of Halloween costumes and accessories with which includes non-licensed Halloween costumes based on everything from horror, pirates, historical figures and aliens to animals, vampires, angels and more, as well as popular licensed characters from top intellectual property owners including Disney®, Hasbro®, Marvel®, Sesame Workshop®, Mattel®, and many others.

Craft, Activity and Writing Products

We market products into the toy activity category which contain a broad range of activities, such as food play, make and paint your own characters, jewelry making, art studios, posters, puzzles and other projects.  Our product lines also include stationery, back-to-school and office pens, pencils, markers, notebooks and craft products such as Blopens and Vivid Velvet activities. These products are primarily marketed under our Flying Colors and Pentech brands, in addition to various private label and other brands.

Pet Products

We entered the Pet Products category with our acquisition of Pet Pal, whose products include pet toys, treats, beds, clothes and related pet products. These products are marketed under JAKKS Pets® and licenses include American Kennel Club and The Cat Fanciers’ Association, as well as numerous other entertainment and consumer product properties.

World Wrestling Entertainment Video Games

In June 1998, we formed a joint venture with THQ, a developer, publisher and distributor of interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture entered into a license agreement with the WWE under which it acquired the exclusive worldwide right to publish WWE video games on all hardware platforms. Pursuant to a Settlement Agreement and Mutual Release dated December 22, 2009, the joint venture was terminated on December 31, 2009 and we will receive fixed payments from THQ of $6.0 million on each of June 30, 2010 and 2011 and $4.0 million on each of June 30, 2012 and 2013 which we will record as income on a cash basis over the term (see “Legal Proceedings”).

The joint venture published titles for the Sony, Nintendo and Microsoft consoles, Sony® and Nintendo® hand-held platforms, mobile/wireless and personal computers. It also published titles for new hardware platforms when, and as they are introduced to the market and have established a sufficient installed base to support new software. These titles were marketed to our existing customers as well as to game, electronics and other specialty stores, such as Electronics Boutique and Best Buy.

The following table presents our results with the joint venture for the five years ended December 31, 2009:

	New Game Titles		Profit from
	Console Platforms	Hand- held Platforms	video game joint venture (1)
			(In millions)
2005	3	1	$9.4
2006	2	1	13.2
2007	4	2	21.2
2008	4	2	17.1
2009	7	1	7.4	(2)

(1)
Profit from the video game joint venture reflects our preferred return on joint venture revenue less certain costs incurred directly by us and payments made by us to THQ for their share of the profit on Plug It In & Play TV Games based on WWE content.

(2)
Excludes a cumulative reduction of $23.5 million to our accrued receivable from the joint venture that resulted from the arbitration setting the preferred return rate at 6%, instead of the 10% rate that had been accrued.

Sales, Marketing and Distribution

We sell all of our products through our own in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, toy specialty stores and wholesalers. Our three largest customers are Wal-Mart, Target and Toys ‘R’ Us, which accounted for approximately 56.5% of our net sales in 2008 and 55.6% of our net sales in 2009. With the addition of the Pet Pal® product line, we began to distribute pet products to key pet supply retailers Petco and Petsmart in addition to many other pet retailers and our existing customers. Except for purchase orders relating to products on order, we do not have written agreements with our customers. Instead, we generally sell products to our customers pursuant to letters of credit or, in some cases, on open account with payment terms typically varying from 30 to 90 days. From time to time, we allow our customers credits against future purchases from us in order to facilitate their retail markdown and sales of slow-moving inventory. We also sell our products through e-commerce sites, including Toysrus.com and Amazon.com.

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

Outside of the United States, we currently sell our products primarily in Europe, Australia, Canada, Latin America and Asia. Sales of our products abroad accounted for approximately $161.9 million, or 17.9% of our net sales, in 2008 and approximately $132.5 million, or 16.5% of our net sales, in 2009. We believe that foreign markets present an attractive opportunity, and we plan to intensify our marketing efforts and further expand our distribution channels abroad.

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

We publicize and advertise our products in trade and consumer magazines and other publications, market our products at international, national and regional toy, stationery and other specialty trade shows, conventions and exhibitions and carry on cooperative advertising programs with toy and mass market retailers and other customers which include the use of print and television ads and in-store displays. We also produce and broadcast television commercials for several of our product lines, including our Disney large role playsets, Plug It In & Play TV Games, Puppy in My Pocket and Friends, EyeClops, Hannah Montana and Cabbage Patch Kids. We may also advertise some of our other products on television, if we expect that the resulting increase in our net sales will justify the relatively high cost of television advertising.

Product Development

Each of our product lines has an in-house manager responsible for product development. The in-house manager identifies and evaluates inventor products and concepts and other opportunities to enhance or expand existing product lines or to enter new product categories. In addition, we create proprietary products to fully exploit our concept and character licenses. Although we do have the capability to create and develop products from inception to production, we also use third-parties to provide a portion of the sculpting, sample making, illustration and package design required for our products in order to accommodate our increasing product innovations and introductions. Typically, the development process takes from three to nine months from concept to production and shipment to our customers.

We employ a staff of designers for all of our product lines. We occasionally acquire our other product concepts from unaffiliated third parties. If we accept and develop a third party’s concept for new toys, we generally pay a royalty on the toys developed from this concept that are sold, and may, on an individual basis, guarantee a minimum royalty. In addition, we engage third party developers to program our line of Plug it in & Play TV Games. Royalties payable to inventors and developers generally range from 1% to 5% of the wholesale sales price for each unit of a product sold by us. We believe that utilizing experienced third-party inventors gives us access to a wide range of development talent. We currently work with numerous toy inventors and designers for the development of new products and the enhancement of existing products.

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

The principal raw materials used in the production and sale of our toy products are plastics, zinc alloy, plush, printed fabrics, paper products and electronic components, all of which are currently available at reasonable prices from a variety of sources. Although we do not manufacture our products, we own the tools, dies and molds used in the manufacturing process, and these are transferable among manufacturers if we choose to employ alternative manufacturers. Tools, dyes and molds represent a substantial portion of our property and equipment with a net book value of $19.6 million in 2008 and $12.9 million in 2009. Substantially all of these assets are located in China.

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

Competition

Competition in the toy industry is intense. Globally, certain of our competitors have greater financial resources, larger sales and marketing and product development departments, stronger name recognition, longer operating histories and benefit from greater economies of scale. These factors, among others, may enable our competitors to market their products at lower prices or on terms more advantageous to customers than those we could offer for our competitive products. Competition often extends to the procurement of entertainment and product licenses, as well as to the marketing and distribution of products and the obtaining of adequate shelf space. Competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations. In each of our product lines we compete against one or both of the toy industry’s two dominant companies, Mattel and Hasbro. In addition, we compete in our Flying Colors and Pentech product categories, with Mega Brands (Rose Art®), Hasbro (Play-Doh®) and Binney & Smith (Crayola®), in our Halloween costume lines with Rubies and in our toy vehicle lines, with RC2. We also compete with numerous smaller domestic and foreign toy manufacturers, importers and marketers in each of our product categories.

Seasonality and Backlog

In 2009, approximately 68.5% of our net sales were made in the third and fourth quarters. Generally, the first quarter is the period of lowest shipments and sales in our business and the toy industry generally and therefore the least profitable due to various fixed costs. Seasonality factors may cause our operating results to fluctuate significantly from quarter to quarter. However, our writing instrument and activity products generally are counter-seasonal to the traditional toy industry seasonality due to the higher volume generally shipped for back-to-school beginning in the second quarter. In addition, our seasonal products are primarily sold in the spring and summer seasons. Our results of operations may also fluctuate as a result of factors such as the timing of new products (and related expenses) introduced by us or our competitors, the advertising activities of our competitors, delivery schedules set by our customers and the emergence of new market entrants. We believe, however, that the low retail price of most of our products may be less subject to seasonal fluctuations than higher priced toy products.

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

Employees

As of March 15, 2010, we employed 711 persons, all of whom are full-time employees, including three executive officers. We employed 338 people in the United States, 11 people in Canada, 255 people in Hong Kong, 104 people in China and 3 people in the United Kingdom. We believe that we have good relationships with our employees. None of our employees are represented by a union.

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

Item 1A.   Risk Factors

From time to time, including in this Annual Report on Form 10-K, we publish forward-looking statements, as disclosed in our Disclosure Regarding Forward-Looking Statements, beginning immediately following the Table of Contents of this Annual Report. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed or anticipated in our forward-looking statements. The factors listed below are risks and uncertainties that may arise and that may be detailed from time to time in our public announcements and our filings with the Securities and Exchange Commission, such as on Forms 8-K, 10-Q and 10-K. We undertake no obligation to make any revisions to the forward-looking statements contained in this Annual Report on Form 10-K to reflect events or circumstances occurring after the date of the filing of this report.

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

We derive a significant portion of our net sales from a limited number of licensors. If one or more of these licensors were to terminate or fail to renew our license or not grant us new licenses, our business, financial condition and results of operations could be adversely affected. Our toy license with the WWE expired on December 31, 2009.

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

We may not be able to sustain our growth, which may prevent us from continuing to increase our net revenues.

We have experienced rapid growth in our product lines resulting in higher net sales over the last years, which was achieved through acquisitions of businesses, products and licenses. For example, revenues associated with companies we acquired since 2008 were approximately $10.5 million and $169.0 million, in 2008 and 2009, respectively, representing 1.2% and 21.0% of our total revenues for those periods. As a result, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

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

 In addition, implementation of our growth strategy is subject to risks beyond our control, including competition, market acceptance of new products, changes in economic conditions, our ability to obtain or renew licenses on commercially reasonable terms and our ability to finance increased levels of accounts receivable and inventory necessary to support our sales growth, if any. Accordingly, we cannot assure you that our growth strategy will be successful.

If we are unable to acquire and integrate companies and new product lines successfully, we will be unable to implement a significant component of our growth strategy.

Our growth strategy depends in part upon our ability to acquire companies and new product lines. Revenues associated with our acquisitions since 2008 represented approximately 1.2% and 21.0% of our total revenues in 2008 and 2009, respectively. Future acquisitions will succeed only if we can effectively assess characteristics of potential target companies and product lines, such as:

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

Our three largest customers accounted for 55.6% of our net sales in 2009. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory also could adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

We depend on our key personnel and any loss or interruption of either of their services could adversely affect our business, financial condition and results of operations.

Our success has been largely dependent upon the experience and continued services of Jack Friedman, our Chairman and Co-Chief Executive Officer, and Stephen G. Berman, our President and Co-Chief Executive Officer and Chief Operating Officer. Effective April 1, 2010, Mr. Friedman is retiring as Co-Chief Executive Officer but will continue as our non-executive Chairman and will also serve in the newly created role of Chief Strategist. Mr. Berman is continuing as President and Chief Executive Officer. At this time, we do not believe Mr. Friedman’s retirement as Co-Chief Executive Officer will have a material adverse impact on our business, financial condition and results of operations. We cannot assure you that we would be able to find an appropriate replacement for Mr. Berman if the need should arise, and any loss or interruption of the services of Mr. Berman could adversely affect our business, financial condition and results of operations.

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

We sell products and operate facilities in numerous countries outside the United States. For the year ended December 31, 2009 sales to our international customers comprised approximately 16.5% of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers located principally in China which are subject to the risks normally associated with international operations, including:

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

On June 15, 2010, holders of the remaining $20.3 million of our 4.625% convertible senior notes may require us to purchase their notes, which repurchase may be made for cash. In addition, holders may also require us to purchase their notes for cash upon the occurrence of certain fundamental changes in our board composition or ownership structure, if we liquidate or dissolve under certain circumstances or if our common stock ceases being quoted on an established over-the-counter trading market in the United States. We intend to use the remaining proceeds from the offering of our 4.50% convertible senior notes issued on November 10, 2009 to repurchase the remaining $20.3 million of our 4.625% convertible senior notes in June 2010.

On November 10, 2009, we sold an aggregate of $100.0 million of 4.50% Convertible Senior Notes due 2014 (the “Notes”). The Notes are senior unsecured obligations of JAKKS, will pay interest semi-annually at a rate of 4.50% per annum and will mature on November 1, 2014. Prior to August 1, 2014, holders of the Notes may convert their Notes only upon specified events. Upon conversion, the Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Holders of the Notes may require us to repurchase for cash all or some of their Notes upon the occurrence of a fundamental change (as defined in the Notes).

Item 2. Properties

The following is a listing of the principal leased offices maintained by us as of March 15, 2010:

Property	Location	Approximate Square Feet	Lease Expiration Date
Domestic
Corporate Office	Malibu, California	29,500	February 28, 2015
Design Center	Malibu, California	13,400	August, 31, 2015
Showroom	Santa Monica, California	18,400	August 31, 2015
Distribution Center	City of Industry, California	800,000	January 31, 2013
Sales Office / Showroom	New York, New York	11,700	November 1, 2015
Creative Designs Office	Trevose, Pennsylvania	14,700	June 30, 2011
Sales Office	Bentonville, Arkansas	9,000	September 30, 2014
Sales Office	Palatine, Illinois	2,100	March 31, 2010
Distribution Center	Newton, North Carolina	109,000	October, 9, 2011
Disguise Office	Poway, California	24,200	December 31, 2012
International
Distribution Center	Brampton, Ontario, Canada	105,700	December 31, 2014
Hong Kong Headquarters	Kowloon, Hong Kong	36,600	June 30, 2010
Hong Kong Showroom	Kowloon, Hong Kong	21,000	May 31, 2011
Production Inspection Office	Shanghai, China	1,200	April 30, 2010
Production Inspection and Testing Office	Shenzhen, China	5,400	May 14, 2010
Tollytots Limited Warehouse	Tuen Mun, Hong Kong	5,500	October 9, 2011
Production Inspection Office	Nanjing, China	2,000	September 15, 2010

Item 3. Legal Proceedings

On October 12, 2006, World Wrestling Entertainment, Inc. (“WWE”) commenced a lawsuit in Connecticut state court against THQ/JAKKS Pacific LLC, alleging that sales of WWE video games in Japan and other countries in Asia were not lawful (the “Connecticut Action”).  The lawsuit sought, among other things, a declaration that WWE is entitled to terminate the video game license and monetary damages. In 2007, WWE filed an amended complaint in the Connecticut Action to add the principal part of the state law claims present in the action filed by WWE in the Southern District of New York (the “WWE Action”) to the Connecticut Action; the WWE Action was finally dismissed in 2009. THQ filed a cross-complaint that asserted claims by THQ and Mr. Farrell, THQ’s Chief Executive Officer, for indemnification from the Company in the event that WWE prevailed on its claims against THQ and Farrell and also asserted claims by THQ that the Company breached its fiduciary duties to THQ in connection with the videogame license between WWE and the THQ/Jakks Pacific joint venture and sought equitable and legal relief, including substantial monetary and exemplary damages against the Company in connection with its claim.  Thereafter, the WWE claims and the THQ cross-claims in the Connecticut Action were all dismissed with prejudice pursuant to settlement agreements that the Company entered into with WWE and THQ dated December 22, 2009 (the “Settlements”).

In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York: (1) Garcia v. JAKKS Pacific, Inc. et al., Civil Action No. 04-8807 (filed on November 5, 2004), (2) Jonco Investors, LLC v. JAKKS Pacific, Inc. et al., Civil Action No. 04-9021 (filed on November 16, 2004), (3) Kahn v. JAKKS Pacific, Inc. et al., Civil Action No. 04-8910 (filed on November 10, 2004), (4) Quantum Equities L.L.C. v. JAKKS Pacific, Inc. et al., Civil Action No. 04-8877 (filed on November 9, 2004), and (5) Irvine v. JAKKS Pacific, Inc. et al., Civil Action No. 04-9078 (filed on November 16, 2004) (the “Class Actions”). The complaints in the Class Actions alleged that defendants issued positive statements concerning increasing sales of our WWE licensed products which were false and misleading because the WWE licenses had allegedly been obtained through a pattern of commercial bribery, our relationship with the WWE was being negatively impacted by the WWE’s contentions and there was an increased risk that the WWE would either seek modification or nullification of the licensing agreements with us. Plaintiffs also alleged that we misleadingly failed to disclose the alleged fact that the WWE licenses were obtained through an unlawful bribery scheme. The plaintiffs in the Class Actions were described as purchasers of our common stock, who purchased from as early as October 26, 1999 to as late as October 19, 2004. The Class Actions sought compensatory and other damages in an undisclosed amount, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by each of the defendants (namely the Company and Messrs. Friedman, Berman and Bennett), and violations of Section 20(a) of the Exchange Act by Messrs. Friedman, Berman and Bennett. On January 25, 2005, the Court consolidated the Class Actions under the caption In re JAKKS Pacific, Inc. Shareholders Class Action Litigation, Civil Action No. 04-8807. On May 11, 2005, the Court appointed co-lead counsels and provided until July 11, 2005 for an amended complaint to be filed; and a briefing schedule thereafter with respect to a motion to dismiss. The motion to dismiss was fully briefed and argument occurred on November 30, 2006. The motion was granted in January 2008 to the extent that the Class Actions were dismissed without prejudice to plaintiffs’ right to seek leave to file an amended complaint based on statements that the WWE licenses were obtained from the WWE as a result of the long-term relationship with WWE. A motion seeking leave to file an amended complaint was granted and an amended complaint filed. Briefing was completed with respect to a motion to dismiss that was scheduled for argument in October 2008. The Court adjourned the argument date.  The parties notified the Court that an agreement to resolve this action was reached.  In November 2009, a motion was filed by plaintiffs’ counsel for preliminary approval of this agreement, which provides for the matter to be settled for $3.9 million, without any admission of liability on the part of the Company, or its officers and directors.

 On December 2, 2004, a shareholder derivative action was filed in the Southern District of New York by Freeport Partner, LLC against us, nominally, and against Messrs. Friedman, Berman and Bennett, Freeport Partners v. Friedman, et al., Civil Action No. 04-9441 (the “Derivative Action”). The Derivative Action seeks to hold the individual defendants liable for damages allegedly caused to us by their actions and in particular to hold them liable on a contribution theory with respect to any liability we incur in connection with the Class Actions. On or about February 10, 2005, a second shareholder derivative action was filed in the Southern District of New York by David Oppenheim against us, nominally, and against Messrs. Friedman, Berman, Bennett, Blatte, Glick, Miller and Skala, Civil Action 05-2046 (the “Second Derivative Action”). The Second Derivative Action seeks to hold the individual defendants liable for damages allegedly caused to us by their actions as a result of alleged breaches of their fiduciary duties. On or about March 16, 2005, a third shareholder derivative action was filed. It is captioned Warr v. Friedman, Berman, Bennett, Blatte, Glick, Miller, Skala, and JAKKS (as a nominal defendant), and it was filed in the Superior Court of California, Los Angeles County (the “Third Derivative Action”). The Third Derivative Action seeks to hold the individual defendants liable for (1) damages allegedly caused to us by their alleged breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment; and (2) restitution to us of profits, benefits and other compensation obtained by them. Agreement to resolve the Derivative Actions has been reached, but it is also subject to Court approval. A Company insurer has agreed to provide the $4.1 million that will be used to settle the Class Action and the Derivative Actions.

In order to exercise the joint venture's right to renew the WWE videogame license for the renewal period running from January 1, 2010 through December 31, 2014, the Company, on behalf of the joint venture, sent out a Notice of Renewal to WWE on June 30, 2009 (the “Renewal Notice”).  THQ commenced an action in California Superior Court (the “California Action”) seeking a declaratory judgment that JAKKS could not renew the videogame license without THQ's consent and that THQ was not obligated to consent.  THQ also sought a declaratory judgment that the restrictive covenant contained in the joint venture agreement was unenforceable.  The Company filed a demurrer in the California Action which was fully briefed and ready for argument. THQ brought a summary judgment motion seeking a declaration that the restrictive covenant was not enforceable. In the event that the demurrer would be denied, the Company sought an adjournment of THQ’s summary judgment motion pending discovery. WWE also commenced an action in California seeking the same relief as THQ, namely, to declare THQ’s restrictive covenant unenforceable, and the Company filed a demurrer seeking to dismiss the action on the grounds that WWE had no standing and the relief was otherwise not available. THQ also filed an arbitration in California seeking a declaratory judgment that the same restrictive covenant was unenforceable (the “California Arbitration”).  The Company commenced an arbitration in New York  (the “New York Arbitration”) seeking, among other things, a declaratory judgment that (a) it was empowered to serve the Renewal Notice and (b) THQ’s restrictive covenant was enforceable. In the New York Arbitration, the Company also sought to hold THQ liable for its breach of fiduciary duty with respect to its dealings with the Company and the LLC.  The Company also commenced an action in New York Supreme Court to enjoin the California Arbitration.  The application to enjoin the California Arbitration was argued.  The Company requested of the American Arbitration Association that the New York Arbitration proceed and the California Arbitration not proceed and those proceedings were successively adjourned by stipulation between the parties.  As set forth above, all of these proceedings were, pursuant to the Settlements, dismissed with prejudice.

The settlement agreement with THQ provides for payments to the Company of $6.0 million, $6.0 million, $4.0 million and $4.0 million in 2010, 2011, 2012 and 2013, respectively.

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

	Price Range of Common Stock
	High	Low
2008:
First quarter	$29.70	$20.18
Second quarter	30.55	21.65
Third quarter	27.12	20.10
Fourth quarter	25.99	15.46
2009:
First quarter	21.30	10.17
Second quarter	14.24	10.66
Third quarter	15.15	10.55
Fourth quarter	16.26	10.99

Performance Graph

The graph and tables below display the relative performance of our common stock, the Russell 2000 Price Index (the “Russell 2000”) and a peer group index, by comparing the cumulative total stockholder return (which assumes reinvestment of dividends, if any) on an assumed $100 investment in our common stock, the Russell 2000 and the peer group index over the period from January 1, 2005 to December 31, 2009.

In accordance with recently enacted regulations implemented by the Securities and Exchange Commission, we retained the services of an expert compensation consultant.  In the performance of its services, such consultant used a peer group index for its analysis of our compensation policies.   We believe that these companies represent a cross-section of publicly-traded companies with product lines and businesses similar to our own throughout the comparison period and, accordingly, we are using the same peer group for purposes of the performance graph. Our peer group index includes the following companies: Activision, Inc., Electronic Arts, Inc., EMak Worldwide, Inc., Hasbro, Inc., Leapfrog Enterprises, Inc., Mattel, Inc., Kid Brands, Inc., RC2 Corp., Take-Two Interactive, Inc. and THQ Inc.  Please note that our peer group no longer includes Marvel Enterprises, Inc. inasmuch as it was acquired during 2009 and has been consolidated into the acquiring entity and Russ Berrie and Company, Inc. changed its name during 2009 to Kid Brands, Inc.

The historical performance data presented below may not be indicative of the future performance of our common stock, any reference index or any component company in a reference index.

Annual Return Percentage

	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009
JAKKS Pacific	(5.3)%	4.3%	8.1%	(12.6)%	(41.3)%
Peer Group	(9.5)	16.02	10.2	(48.2)	23.3
Russell 2000	4.6	18.4	(1.6)	(33.8)	(27.2)

Indexed Returns

	January 1, 2005	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009
JAKKS Pacific	$100.00	$94.7	$98.8	$106.8	$93.3	$54.8
Peer Group	100.00	90.5	105.0	115.7	60.0	73.9
Russell 2000	100.00	104.6	123.8	121.8	80.7	102.6

Security Holders

To the best of our knowledge, as of March 12, 2010, there were 148 holders of record of our common stock. We believe there are numerous beneficial owners of our common stock whose shares are held in “street name.”

Dividends

We have never paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the growth and development of our business and/or buy back in the market some of our outstanding common stock, but may consider implementing a plan to pay cash dividends on our common stock in the future.

Equity Compensation Plan Information

The table below sets forth the following information as of the year ended December 31, 2009 for (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders, if any:

(a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b) the weighted-average exercise price of such outstanding options, warrants and rights; and

(c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	444,715	$19.63	560,919
Equity compensation plans not approved by security holders	100,000	11.35	—
Total	544,715	$18.11	560,919

Equity compensation plans approved by our stockholders consists of the 2002 Stock Award and Incentive Plan. Equity compensation plans not approved by our security holders consist of a fully-vested warrant issued by us in 2003 (and expiring in 2013) in connection with license costs relating to our video game joint venture.

Item 6. Selected Financial Data

You should read the financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes (included in Item 7).

	Years Ended December 31,
	2005	2006	2007	2008	2009
	(In thousands, except per share data)
Consolidated Statement of Income Data:
Net sales	$661,536	$765,386	$857,085	$903,397	$803,704
Cost of sales	394,829	470,592	533,435	582,184	600,776
Gross profit	266,707	294,794	323,650	321,213	202,928
Selling, general and administrative expenses	178,722	202,482	216,652	241,301	227,036
Write-down of intangible assets	—	—	—	9,076	8,221
Write-down of goodwill	—	—	—	—	407,125
Reorganization charges	—	—	—	—	12,994
Income (loss) from operations	87,985	92,312	106,998	70,836	(452,248)
Profit (loss) from video game joint venture	9,414	13,226	21,180	17,092	(16,128)
Other expense	(1,401)	—	—	—	—
Interest income	5,183	4,930	6,819	3,396	318
Interest expense	(4,544)	(4,533)	(5,456)	(2,425)	(7,930)
Income (loss) before provision (benefit) for income taxes	96,637	105,935	129,541	88,899	(476,188)
Provision (benefit) for income taxes	33,144	33,560	40,550	12,842	(90,678)
Net income (loss)	$63,493	$72,375	$88,991	$76,057	$(385,510)
Basic earnings (loss) per share	$2.37	$2.66	$3.22	$2.78	$(14.02)
Basic weighted average shares outstanding	26,738	27,227	27,665	27,379	27,502
Diluted earnings (loss) per share	$2.06	$2.30	$2.77	$2.42	$(14.02)
Diluted weighted average shares and equivalents outstanding	32,193	32,714	33,149	32,637	27,502

During the fourth quarter of 2009, we incurred reorganization charges of $13.0 million related to office space consolidations and headcount reductions to right-size our general and administrative expenses, given the decrease in sales in 2009.

During the second and third quarters of 2009, we booked an aggregate cumulative write-down of $23.5 million related to our Preferred Return Receivable from our THQ joint venture as a result of the arbitration ruling which lowered the preferred return payment from a rate of 10% of net sales of the WWE video games sold by the joint venture to a rate of 6% of net sales.

During the second quarter of 2009, we booked a charge of $24.0 million related to the write-down of certain excess and impaired inventory.  We also booked a charge of $33.2 million related to the write-down of license advances and minimum guarantees that are not expected to be earned through sales of that licensed product.

During the second quarter of 2009, we determined that the tradenames “Child Guidance,”  “Play Along” and certain tradenames associated with our Crafts and Activities product lines would either be discontinued, or were under-performing.   Consequently, the intangible assets associated with these tradenames were written off to “Write-down of Intangible Assets”, resulting in a non-cash charge of $8.2 million.  During the second quarter of 2009, we determined that the significant decline in our market capitalization is likely to be sustained.   Our market capitalization did not change significantly despite the dismissals subject to appeal of the WWE lawsuit, and the lower revenue expectations for 2009 versus 2008 were factors that indicated that an interim goodwill impairment test was required. As a result, we determined that $407.1 million, or all of the goodwill related to previous acquisitions, including the acquisition of Disguise in December 2008, was impaired. This amount is included in “Write-down of Goodwill” in the accompanying condensed consolidated statements of operations.

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

In February 2006, we acquired Creative Designs.  Also, effective January 1, 2006, we implemented the new share-based compensation guidance, which required the expensing of share-based compensation.

In June 2005, we acquired the Pet Pal line of products.

	At December 31,
	2005	2006	2007	2008	2009
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$240,238	$184,489	$241,250	$169,520	$254,837
Working capital	301,454	280,363	352,452	325,061	349,365
Total assets	753,955	881,894	983,664	1,028,124	634,093
Short-term debt	—	—	—	—	20,262
Long-term debt	98,000	98,000	98,000	98,000	86,728
Total stockholders’ equity	524,651	609,288	690,997	746,953	372,109

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

Critical Accounting Policies

The accompanying consolidated financial statements and supplementary information were prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements, Item 7. Inherent in the application of many of these accounting policies is the need for management to make estimates and judgments in the determination of certain revenues, expenses, assets and liabilities. As such, materially different financial results can occur as circumstances change and additional information becomes known. The policies with the greatest potential effect on our results of operations and financial position include:

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

During the second quarter of 2009, the Company determined that the significant decline in its market capitalization is likely to be sustained.   The Company’s market capitalization was not significantly affected by the substantial resolution of the WWE lawsuit, and the lower revenue expectations for 2009 versus 2008 were factors that indicated that an interim goodwill impairment test was required. As a result, the Company determined that $407.1 million, or all of the goodwill related to previous acquisitions, including the acquisition of Disguise in December 2008, was impaired. This amount is included in Write-down of Goodwill in the accompanying consolidated statements of operations.

During the second quarter of 2009, the Company determined that the tradenames “Child Guidance” and “Play Along” and certain tradenames associated with our Craft and Activity product lines would either be discontinued, or were under performing.   Consequently, the intangible assets associated with these tradenames were written off to Write-down of Intangible Assets, resulting in a non-cash charge of $8.2 million.

Goodwill and intangible assets amounted to $40.9 million as of December 31, 2009.

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

Income Allocation for Income Taxes.   Our annual income tax provision and related income tax assets and liabilities are based on actual income as allocated to the various tax jurisdictions based upon our transfer pricing study, US and foreign statutory income tax rates, and tax regulations and planning opportunities in the various jurisdictions in which the Company operates.  Significant judgment is required in interpreting tax regulations in the US and foreign jurisdictions, and in evaluating worldwide uncertain tax positions.  Actual results could differ materially from those judgments, and changes from such judgments could materially affect our consolidated financial statements.

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

As of January 1, 2007, we adopted a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  As of the date of adoption, tax benefits that are subject to challenge by tax authorities are analyzed and accounted for in the income tax provision.  The cumulative effect of the potential liability for unrecognized tax benefits prior to the adoption of a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return, along with the associated interest and penalties, are recognized as a reduction in the January 1, 2007 balance of retained earnings.

 We accrue a tax reserve for additional income taxes and interest, which may become payable in future years as a result of audit adjustments by tax authorities.  The reserve is based on management’s assessment of all relevant information, and is periodically reviewed and adjusted as circumstances warrant.  As of December 31, 2009, our income tax reserves are approximately $16.8 million and relate to the potential income tax audit adjustments, primarily in the areas of income allocation, foreign depreciation allowances and transfer pricing.

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

Recent Developments

In October 2008, we acquired substantially all of the assets of Tollytots Limited.  The total initial consideration of $26.8 million consisted of $12.0 million in cash and the assumption of liabilities in the amount of $14.8 million, and resulted in goodwill of $4.1 million, all of which has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. In the first earn-out period ended December 31, 2009, no portion of the earn-out was earned.  Tollytots is a leading designer and producer of licensed baby dolls and baby doll pretend play accessories based on well-known brands and was included in our results of operations from the date of acquisition.

In October 2008, we acquired substantially all of the stock of Kids Only, Inc. and a related Hong Kong company, Kids Only Limited (collectively, “Kids Only”).  The total initial consideration of $23.8 million consisted of $20.4 million in cash and the assumption of liabilities in the amount of $3.4 million, and resulted in goodwill of $13.2 million, all of which has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.6 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. The first earn-out period ended September 30, 2009 is under review.  Kids Only is a leading designer and producer of licensed indoor and outdoor kids’ furniture, and has an extensive portfolio which also includes baby dolls and accessories, room décor and a myriad of other children’s toy products  and was included in our results of operations from the date of acquisition.

In December 2008, we acquired certain assets of Disguise, Inc. and a related Hong Kong company, Disguise Limited (collectively, “Disguise”).  The total initial consideration of $60.6 million consisted of $38.6 million in cash and the assumption of liabilities in the amount of $22.0 million, and resulted in goodwill of $30.6 million, all of which has been determined to be impaired and was written off in the quarter ended June 30, 2009. We finalized our purchase price allocation for Disguise and engaged a third party to perform studies and valuations to the estimated fair value of assets and liabilities assumed.  Disguise is a leading designer and producer of Halloween and everyday costume play and was included in our results of operations from the date of acquisition

On November 10, 2009, we sold an aggregate of $100.0 million of 4.50% Convertible Senior Notes due 2014 (the “Notes”). The Notes are senior unsecured obligations of JAKKS, will pay interest semi-annually at a rate of 4.50% per annum and will mature on November 1, 2014. The conversion rate will initially be 63.2091 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment in certain circumstances. Prior to August 1, 2014, holders of the Notes may convert their Notes only upon specified events. Upon conversion, the Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Holders of the Notes may require us to repurchase for cash all or some of their Notes upon the occurrence of a fundamental change (as defined in the Notes).

We used a portion of the net proceeds from the offering to repurchase $77.7 million of our 4.625% convertible senior notes due in 2023 and intend to repurchase the remaining $20.3 million of our 4.625% convertible senior notes in June 2010.

On December 22, 2009 we entered into a Settlement Agreement and Mutual Release pursuant to which our joint venture with THQ was terminated as of December 31, 2009 and we will receive fixed payments from THQ of $6.0 million on each of June 30, 2010 and 2011 and $4.0 million on each of June 30, 2012 and 2013 which we will record as income on a cash basis over the term.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	Years Ended December 31,
	2007	2008	2009
Net Sales	100.0%	100.0%	100.0%
Cost of Sales	62.2	64.4	74.8
Gross profit	37.8	35.6	25.2
Selling, general and administrative expenses	25.3	26.7	28.2
Write-down of intangible assets	—	1.0	1.0
Write-down of goodwill	—	—	50.7
Reorganization charges	—	—	1.6
Income (loss) from operations	12.5	7.9	(56.3)
Profit (loss) from video game joint venture	2.5	1.9	(2.0)
Other expense	—	—	—
Interest income	0.7	0.4	—
Interest expense	(0.6)	(0.3)	(1.0)
Income (loss) before provision (benefit) for income taxes	15.1	9.9	(59.3)
Provision (benefit) for income taxes	4.7	1.4	(11.3)
Net income (loss)	10.4%	8.5%	(48.0)%

The following table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Years Ended December 31,
	2007	2008	2009

Net Sales
Traditional Toys	$792,998	$816,852	$713,984
Craft/Activity/Writing Products	39,632	65,888	73,513
Pet Products	24,455	20,657	16,207
	857,085	903,397	803,704
Cost of Sales
Traditional Toys	490,279	526,989	531,647
Craft/Activity/Writing Products	26,970	38,693	54,652
Pet Products	16,186	16,502	14,477
	533,435	582,184	600,776
Gross Margin
Traditional Toys	302,719	289,862	182,337
Craft/Activity/Writing Products	12,662	27,196	18,861
Pet Products	8,269	4,155	1,730
	$323,650	$321,213	$202,928

Comparison of the Years Ended December 31, 2009 and 2008

Net Sales

Traditional Toys.   Net sales of our Traditional Toys segment were $714.0 million in 2009, compared to $816.9 million in 2008, representing a decrease of $102.9 million, or 12.6%.  The decrease in net sales was primarily due to lower unit sales of our WWE®, Narnia® and Pokemon® action figures and accessories, JAKKS™ dolls based on Hannah Montana® and Camp Rock™, electronics based on JAKKS™ Plug It In & Play TV Games™, G2 Game Girl™, Ultimotion™ and EyeClops® brands, role-play and dress-up toys, including those based on Disney characters Hannah Montana®, classic princesses and fairies, and other JAKKS products, including Neopets®, Doodle Bears® and Care Bears® plush, Cabbage Patch Kids®, In My Pocket & Friends™ and junior sports products. This was offset in part by increases in unit sales of some products, including Club Penguin™, Hello Kitty®, Smurfs® and Skelanimals™ plush, SpongeBob SquarePants®, Lucky BeeBee™ activities, Fly Wheels®, JAKKS vehicles and Discovery Kids® toys and the contribution to sales from our Tollytots, Kids Only and Disguise acquisitions of $169.0 million.

Craft/Activity/Writing Products.  Net sales of our Craft/Activity/Writing Products were $73.5 million in 2009, compared to $65.9 million in 2008, representing an increase of $7.6 million, or 11.5%.  The increase in net sales was primarily due to increases in unit sales of our Girl Gourmet™ and JAKKS activity toys, offset in part by decreases in unit sales of our Spa Factory™ line of products, Creepy Crawlers® activities products, our Spinz™ writing instruments and our Pentech™ and Color Workshop® writing instruments and related products.

Pet Products.  Net sales of our Pet Products were $16.2 million in 2009, compared to $20.7 million in 2008, representing a decrease of $4.5 million, or 21.7%.  The decrease is mainly attributable to the less available shelf space for pet products at some of our major customer retail stores, and lower unit sales of consumable pet products. Sales of pet products were led by our AKC® licensed line of products.

Cost of Sales

Traditional Toys.  Cost of sales of our Traditional Toys segment was $531.6 million, or 74.5% of related net sales, in 2009, compared to $527.0 million, or 64.5% of related net sales, in 2008, representing an increase of $4.6 million, or 0.9%.  This percentage margin increase is primarily due to charges of $18.8 million related to the write-down of certain excess and impaired inventory and $32.6 million related to the write-down of license advances and minimum guarantees that are not expected to be earned through sales of that licensed product. Excluding these one time charges, cost of sales decreased by $46.8 million to $480.3 million, or 67.3% of net sales, which primarily consisted of a decrease in product costs of $34.0 million, which is in line with the lower volume of sales.  Product costs as a percentage of sales increased primarily due to the mix of the product sold and higher sales of closeout product.  Excluding the one time charges, royalty expense for our Traditional Toys segment decreased by $14.4 million due to lower volume of sales and to changes in the product mix to more products with lower royalty rates or proprietary products with no royalty rates from products with higher royalty rates.  Royalty expense as a percentage of net sales was comparable year-over-year. Our depreciation of molds and tools increased by $1.7 million primarily due to increased purchases of molds and tools in this segment.

Craft/Activity/Writing Products.  Cost of sales of our Craft/Activity/Writing Products segment was $54.7 million, or 74.4% of related net sales, in 2009, compared to $38.7 million, or 58.7% of related net sales, in 2008, representing an increase of $16.0 million, or 41.3%.  This percentage margin increase is partially due to charges of $4.5 million related to the write-down of certain excess and impaired inventory and $0.3 related to the write-down of license advances and minimum guarantees that are not expected to be earned out through sales of that licensed product.  Excluding these one time charges, cost of sales increased by $11.2 million to $49.9 million, or 67.9% of net sales, which primarily consisted of an increase in product costs of $5.1 million, which is in line with the higher volume of sales and higher sales of closeout product.  Product costs as a percentage of net sales increased primarily due to the mix of the product sold and higher sales of closeout product.  Excluding the one time charges, royalty expense increased by $4.5 million and as a percentage of net sales due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalty rates. Our depreciation of molds and tools increased by $1.6 million primarily due to increased purchases of molds and tools in this segment.

Pet Products.  Cost of sales of our Pet Pal line of products was $14.5 million, or 89.5% of related net sales, in 2009, compared to $16.5 million, or 79.9% of related net sales, in 2008, representing a decrease of $2.0 million, or 12.1%.  This percentage margin increase is primarily due to charges of $0.8 million related to the write-down of certain excess and impaired inventory and $0.4 related to the write-down of license advances and minimum guarantees that are not expected to be earned out through sales of that licensed product.  Excluding these one time charges, cost of sales decreased by $3.2 million to $13.4 million, or 82.7% of net sales, which primarily consisted of a decrease in product costs of $2.7 million, which is in line with the lower volume of sales.    Product costs as a percentage of net sales increased primarily due to the mix of the product sold and higher sales of closeout product.  Royalty expense decreased by $0.7 million due to the lower volume of sales and as a percentage of sales due to changes in the product mix to more products with lower royalty rates or proprietary products with no royalty rates from products with higher royalty rates.  Our depreciation of molds and tools increased by $0.2 million primarily due to increased purchases of molds and tools in this segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $227.0 million in 2009 and $241.3 million in 2008, constituting 28.2% and 26.7% of net sales, respectively.  The overall decrease of $14.3 million in such costs was primarily due to decreases in general and administrative expenses ($18.8 million), product development ($9.9 million), share-based compensation ($2.9 million) and direct selling expenses ($25.3 million), off set in part by the addition of overhead related to the operations of Tollytots, Kids Only and Disguise ($40.5 million) and an increase in depreciation and amortization ($2.1million).   The decrease in general and administrative expenses is primarily due to decreases in bonus expense ($9.0 million), travel and entertainment expense ($3.0 million), temporary help expense ($2.6 million), donations expense ($3.2 million) and legal expense ($3.6 million), net of insurance reimbursements, offset in part by increases in, the reversal of penalty reserves ($1.9 million) in 2008 with no such reversals in 2009, a loss incurred from disposal of molds and tools used for production of our inventory ($2.3 million) and foreign currency expense ($1.9 million).  Product development expenses decreased as a result of tighter control of spending on product development, offset in part by higher product testing expenses.  The decrease in direct selling expenses is primarily due to decreases in advertising and promotional expenses of $16.2 million in 2009 in support of several of our product lines, sales commissions ($1.9 million) and other direct selling expenses of $7.3 million that support our domestic operations.  From time to time, we may increase or decrease our advertising efforts, if we deem it appropriate for particular products.  The increase in depreciation and amortization is mainly due to an increase in amortization expensed related to intangible assets other than goodwill ($3.6 million), offset in part by a decrease in depreciation of tangible assets.

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

Reorganization Charges

We incurred reorganization charges in 2009 to consolidate and stream-line our existing business functions.  This was especially necessary given the decreased volume of consolidated sales in 2009 from 2008 and the added general and administrative expenses from the three acquisitions made at the end of 2008.  We had no reorganization charges in 2008.  Restructuring charges relate to the termination of lease obligations, one-time severance termination benefits, fixed asset write-offs and other contract terminations and are accounted for in accordance with “Exit and Disposal Cost Obligations”, ASC 420-10.  We established a liability for a cost associated with an exit or disposal activity when a liability is incurred, rather than at the date we commit to an exit plan.

These reorganization charges relate to our Traditional segment and are included in Reorganization Charges in the consolidated statements of operations.  The components of the reorganization charges are as follows (in thousands):

	Accrued Balance			Accrued Balance
	December 31, 2008	Accrual	Actual	December 31, 2009
Lease abandonment costs	$—	$10,164	$(322)	$9,842
Employee severance	—	1,541	(1,538)	3
Fixed asset write-off	—	1,017	(883)	134
Other	—	272	(107)	165
Total reorganization charges	$—	$12,994	$(2,850)	$10,144

Profit from Video Game Joint Venture

We incurred a loss from our video game joint venture in 2009 of $16.1 million, as compared to a profit of $17.1 million in 2008, primarily due to a cumulative $23.5 million write-down as a result of the arbitration ruling which lowered the preferred return payment from a rate of 10% of net sales of the WWE video games sold by the joint venture to a rate of 6% of net sales and to legal fees of $3.7 million which was partially offset by profit of $11.1 million.   Net profit for 2009 was $7.4 million before the cumulative write-down to the receivable.  Pursuant to a Settlement Agreement and Mutual Release dated December 22, 2009, the joint venture was terminated on December 31, 2009 and we will receive fixed payments from THQ of $6.0 million on each of June 30, 2010 and 2011 and $4.0 million on each of June 30, 2012 and 2013 which we will record as income on a cash basis over the term (see “Legal Proceedings”).

Interest Income

Interest income in 2009 was $0.3 million, as compared to $3.4 million in 2008.  The decrease is due to lower interest rates during 2009 compared to 2008 and lower average cash balances.

Interest Expense

Interest expense was $7.9 million in 2009, as compared to $2.4 million in 2008. In 2009, we booked interest expense of $7.1 million related to our convertible senior notes payable and net interest expense of $0.8 million related to uncertain tax positions taken or expected to be taken in a tax return.  In 2008, we booked interest expense of $4.5 million related to our convertible senior notes payable, off set in part by a net benefit of $2.2 million related to uncertain tax positions taken or expected to be taken in a tax return.

Provision for Income Taxes

Our income tax benefit, which includes federal, state and foreign income taxes, and discrete items, was $90.7 million, or an effective tax benefit rate of 19.0% for 2009. During 2008, the income tax provision was $12.8 million, or an effective tax provision rate of 14.4%.

In 2009, the impairment of goodwill and trademarks, totaling $90.7 million, the correction of purchase accounting of $6.2 million, and write-down of NOLs and tax credits of $6.1 million were reductions to the tax benefit rate realized, partially offset by discrete adjustments for uncertain tax positions of $3.2 million (see Note 12 of the Notes to Condensed Consolidated Financial Statements, supra).  Exclusive of the discrete items, the 2009 effective tax benefit rate would be 40.1%. In 2008, the discrete adjustments were mainly the 2007 income tax provision to the actual income tax liability of $4.0 million, and the recognition of a previously recorded potential income tax liability of $9.3 million for uncertain tax positions that are no longer subject to audit due to the closure of the audit period.  Exclusive of the discrete items, the 2008 effective tax provision rate would be 30.5%.

As of December 31, 2009, we had net deferred tax assets of approximately $73.0 million for which an allowance of $0.9 million has been provided since, in the opinion of management, realization of the future benefit is uncertain.

Comparison of the Years Ended December 31, 2008 and 2007

Net Sales

Traditional Toy.  Net sales of our Traditional Toys segment were $816.9 million in 2008, compared to $793.0 million in 2007, representing an increase of $23.9 million, or 3.0%.  The increase in net sales was primarily due to the contribution to sales from our Tollytots and Kids Only acquisitions of $10.4 million and strong sales of JAKKS™ dolls based on Hannah Montana®, Camp Rock™, Puppy In My Pocket & Friends™ and Narnia®, electronics based on JAKKS’ Eye Clops®, G2 Game Girl™ and UltiMotion™ brands, role-play and dress-up toys, including those based on Disney characters Hannah Montana® and classic princesses, and other products including Neopets® plush, offset in part by decreases in sales of some products, including WWE® and Pokemon® action figures and accessories, and other JAKKS products, including Plug It In & Play TV Games™, Fly Wheels® XPV products®, Doodle Bears®, Care Bears®, Cabbage Patch Kids®, Speedstacks®, The Cheetah Girls™ toys and junior sports products.

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

Pet Products.  Net Sales of our Pet Products were $20.7 million in 2008, compared to $24.5 million in 2007, representing a decrease of $3.8 million, or 15.5%.  The decrease is mainly attributable to the less available shelf space for pet products at some of our major customer retail stores, and lower sales of consumable pet products. Sales of pet products were led by our AKC licensed line of products.

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

Craft/Activity/Writing Products.  Cost of sales of our Craft/Activity/Writing Products segment was $38.7 million, or 58.7% of related net sales, in 2008, compared to $27.0 million, or 68.1% of related net sales, in 2007, representing an increase of $11.7 million, or 43.3%.  Product costs increased by $13.7 million, which is in line with the higher volume of sales.  Product costs as a percentage of net sales decreased primarily due to the mix of the product sold and lower sales of closeout product.  Royalty expense decreased by $2.3 million and as a percentage of net sales due to changes in the product mix to more products with lower royalty rates or proprietary products with no royalty rates from products with higher royalty rates. Our depreciation of molds and tools increased by $0.4 million due to the increased number of new products being sold in this segment in 2008.

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

Profit from Video Game Joint Venture

Profit from our video game joint venture in 2008 decreased to $17.1 million, as compared to $21.2 million in 2007, due to the lower sales of video games.  In 2008, the Smackdown vs. Raw 2008 game and video games on the new WII game platform were introduced.  The amount of the preferred return we will receive from the joint venture after June 30, 2006 became subject to change (see “Risk Factors” and “World Wrestling Entertainments Video Games”).

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

	2008				2009
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Net sales	$130,935	$145,291	$357,824	$269,347	$108,685	$144,809	$351,438	$198,772
As a % of full year	14.5%	16.1%	39.6%	29.8%	13.5%	18.1%	43.7%	24.7%
Gross Profit	47,441	52,058	129,065	92,649	36,981	(6,076)	115,709	56,314
As a % of full year	14.8%	16.2%	40.2%	28.8%	18.2%	(3.0)%	57.0%	27.8%
As a % of net sales	36.2%	35.8%	36.1%	34.4%	34.0%	(4.2)%	32.9%	28.3%
Income (loss) from operations	(894)	5,568	57,338	8,824	(17,573)	(475,178)	52,346	(12,043)
As a % of full year	(1.3)%	7.9%	80.9%	12.5%	3.9%	105.0%	(11.6)%	2.7%
As a % of net sales	(0.7)%	3.8%	16.0%	3.3%	(16.2)%	(328.1)%	14.9%	(6.1)%
Income (loss) before provision (benefit) for income taxes	1,300	5,994	60,803	20,802	(15,765)	(499,276)	49,188	(10,335)
As a % of net sales	1.0%	4.1%	17.0%	7.7%	(14.5)%	(344.8)%	14.0%	(5.2)%
Net income (loss)	877	4,156	54,145	16,879	(10,799)	(406,562)	33,708	(1,857)
As a % of net sales	0.7%	2.9%	15.1%	6.3%	(9.9)%	(280.8)%	9.6%	(0.9)%
Diluted (loss) earnings per share	$0.03	$0.15	$1.70	$0.55	$(0.40)	$(14.96)	$1.06	$(0.07)
Weighted average shares and equivalents outstanding	28,453	32,594	32,257	32,312	27,194	27,175	32,505	27,491

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

Effective January 1, 2009, we changed our depreciation methodology for molds and tools used in the manufacturing of its products from a straight-line basis to a usage basis, which is more closely correlated to production of goods.  For the year-ended December 31, 2009, depreciation expense with the useful estimated life for molds and tools was comparable to the depreciation expense using the straight-line method, but varied at each quarter-end during 2009.

During the second quarter of 2009, we booked a charge of $24.0 million related to the write-down of certain excess and impaired inventory.  We also booked a charge of $33.2 million related to the write-down of license advances and minimum guarantees that are not expected to be earned through sales of that licensed product.

During the second quarter of 2009, we determined that the significant decline in its market capitalization is likely to be sustained.   Our market capitalization was not significantly affected by the substantial resolution of the WWE lawsuit, and the lower revenue expectations for 2009 versus 2008 were factors that indicated that an interim goodwill impairment test was required. As a result, we determined that $407.1 million, or all of the goodwill related to previous acquisitions, including the acquisition of Disguise in December 2008, was impaired. This amount is included in “Write-down of Goodwill” in the accompanying consolidated statements of operations.

During the second quarter of 2009, we determined that the tradenames “Child Guidance” and “Play Along” and certain tradenames associated with our Craft and Activity product lines would either be discontinued, or were under performing.   Consequently, the intangible assets associated with these tradenames were written off to “Write-down of Intangible Assets”, resulting in a non-cash charge of $8.2 million.

During the second and third quarters of 2009, we booked an aggregate cumulative write-down of $23.5 million related to our Preferred Return Receivable from our THQ joint venture as a result of the arbitration ruling which lowered the preferred return payment from a rate of 10% of net sales of the WWE video games sold by the joint venture to a rate of 6% of net sales.

During the fourth quarter of 2009, we incurred reorganization charges of $13.0 million related to office space consolidations and headcount reductions to right-size our general and administrative expenses, given the decrease in sales in 2009.

Recent Accounting Standards

The provisions of ASC 470-20, “Debt with Conversion and Other Options” are applicable to the 4.5% convertible notes. ASC 470-20 requires us to separately account for the liability (debt) and equity (conversion feature) components of the Notes in a manner that reflects our nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods. We allocated $13.7 million of the $100.0 million principal amount of the Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense through November 1, 2014.  Accordingly, our effective annual interest rate on the Notes will be approximately 7.9%. The Notes are classified as long-term debt in the balance sheet at December 31, 2009 based on their November 1, 2014 maturity date.   Debt issuance costs of approximately $3.5 million are being amortized to interest expense over the five year term of the Notes.

Liquidity and Capital Resources

As of December 31, 2009, we had working capital of $352.2 million, compared to $325.1 million as of December 31, 2008. This increase was primarily attributable to the net proceeds from the sale of our convertible notes and the cash provided by our operating activities, offset in part by the retirement of our convertibles notes.

Operating activities provided net cash of $98.8 million in 2009, as compared to $60.8 million in 2008. Net cash was provided primarily by changes in working capital. Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable for the three months ended December 31, 2009 increased from approximately 49 days as of December 31, 2008 to approximately 59 days as of December 31, 2009. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of December 31, 2009, we had cash and cash equivalents of $254.8 million.

Our investing activities used net cash of $30.5 million in 2009, as compared to $104.9 million in 2008, consisting primarily of cash paid for the Creative Designs earn-out of $5.7 million, and working capital adjustment for Tollytots of $1.8 million, Kids Only of $3.5 million, and Disguise of $1.2 million; and the purchase of office furniture and equipment and molds and tooling of $16.3 million used in the manufacture of our products and other assets. In 2008, our investing activities consisted primarily of cash paid for the Creative Designs earn-out of $6.7 million, the Play Along earn-out of $6.7 million, the Pet Pal earn-out of $1.7 million and the purchase of office furniture and equipment and molds and tooling of $22.3 million used in the manufacture of our products and other assets. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 14% payable on net sales of such products. As of December 31, 2009, these agreements required future aggregate minimum guarantees of $91.0 million, exclusive of $60.0 million in advances already paid. Of this $91.0 million future minimum guarantee, $62.3 million is due over the next twelve months.

Our financing activities provided net cash of $17.0 million in 2009, consisting of net proceeds from the sale of convertible notes, offset in part by the partial retirement of previously existing convertible notes. In 2008, financing activities used cash of $27.6 million, consisting of cash paid for the repurchase of our common stock and restricted shares, partially offset by proceeds from the exercise of stock options and the tax benefit from the stock options exercised.

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 31, 2009 and is based on information appearing in the notes to the consolidated financial statements (in thousands):

	Less than 1 year	1 – 3 years	3 – 5 years	More Than 5 years	Total
Long-term debt	$20,262	$—	$100,000	$—	$120,262
Interest on long-term debt	8,867	26,601	7,770	—	43,238
Operating leases	14,000	26,353	5,644	2,868	48,865
Minimum guaranteed license/royalty payments	62,284	27,214	—	1,500	90,998
Employment contracts	3,280	1,000	—	—	4,280
Total contractual cash obligations	$108,693	$81,168	$113,414	$4,368	$307,643

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

In October 2008, we acquired substantially all of the assets of Tollytots Limited.  The total initial consideration of $26.8 million consisted of $12.0 million in cash and the assumption of liabilities in the amount of $14.8 million, and resulted in goodwill of $4.1 million, all of which has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned.  In the first earn-out period ended December 31, 2009, no portion of the earn-out was earned.  Tollytots is a leading designer and producer of licensed baby dolls and baby doll pretend play accessories based on well-known brands and was included in our results of operations from the date of acquisition.

In October 2008, we acquired substantially all of the stock of Kids Only, Inc. and a related Hong Kong company, Kids Only Limited (collectively, “Kids Only”).  The total initial consideration of $23.5 million consisted of $20.4 million in cash and the assumption of liabilities in the amount of $3.4 million, and resulted in goodwill of $13.2 million, all of which has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.6 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned.  The first earn-out period ended September 30, 2009 is under review.  Kids Only is a leading designer and producer of licensed indoor and outdoor kids’ furniture, and has an extensive portfolio which also includes baby dolls and accessories, room décor and a myriad of other children’s toy products  and was included in our results of operations from the date of acquisition.

In December 2008, we acquired certain assets of Disguise, Inc. and a related Hong Kong company, Disguise Limited (collectively, “Disguise”).  The total initial consideration of $60.6 million consisted of $38.6 million in cash and the assumption of liabilities in the amount of $22.0 million, and resulted in goodwill of $30.6 million, all of which has been determined to be impaired and was written off in the quarter ended June 30, 2009. We finalized our purchase price allocation for Disguise and engaged a third party to perform studies and valuations to the estimated fair value of assets and liabilities assumed.  Disguise is a leading designer and producer of Halloween and everyday costume play and was included in our results of operations from the date of acquisition

On November 10, 2009, we sold an aggregate of $100.0 million of 4.50% Convertible Senior Notes due 2014 (the “Notes”). The Notes are senior unsecured obligations of JAKKS, will pay interest semi-annually at a rate of 4.50% per annum and will mature on November 1, 2014. The conversion rate will initially be 63.2091 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment in certain circumstances. Prior to August 1, 2014, holders of the Notes may convert their Notes only upon specified events. Upon conversion, the Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Holders of the Notes may require us to repurchase for cash all or some of their Notes upon the occurrence of a fundamental change (as defined in the Notes).

We used a portion of the net proceeds from the offering to repurchase $77.7 million of our 4.625% convertible senior notes due in 2023 and intend to repurchase the remaining $20.3 million of our 4.625% convertible senior notes in June 2010.

In June 2003, we sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023, of which $20.3 million remain outstanding. The notes may be converted into shares of our common stock at an initial conversion price of $20.00 per share, or 50 shares per note, subject to certain circumstances. The notes may be converted in each quarter subsequent to any quarter in which the closing price of our common stock is at or above a prescribed price for at least 20 trading days in the last 30 trading day period of the quarter.  The prescribed price for the conversion trigger is $24.00 through June 30, 2010, and increases nominally each quarter thereafter.  Cash interest is payable at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year, commencing on December 15, 2003. After June 15, 2010, interest will accrue at the same rate on the outstanding notes until maturity. At maturity, we will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance, unless redeemed or converted earlier.  The notes were not convertible as of December 31, 2009.

We may redeem the notes at our option in whole or in part beginning on June 15, 2010, at 100% of their accreted principal amount plus accrued and unpaid interest, if any, payable in cash. Holders of the notes may also require us to repurchase all or part of their notes on June 15, 2010, for cash, at a repurchase price of 100% of the principal amount per note plus accrued and unpaid interest, if any. Holders of the notes may also require us to repurchase all or part of their notes on June 15, 2013 and June 15, 2018 at a repurchase price of 100% of the accreted principal amount per note plus accrued and unpaid interest, if any. Any repurchases at June 15, 2013 and June 15, 2018 may be paid in cash, in shares of common stock or a combination of cash and shares of common stock. We intend to repurchase the remaining $20.3 million of our 4.625% convertible senior notes in June 2010.

We believe that our cash flows from operations and cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. We intend to finance our long-term liquidity requirements out of net cash provided by operations and net cash and cash equivalents.  As of December 31, 2009, we do not have any off-balance sheet arrangements.

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

Interest Rate Risk

In June 2003, we issued convertible senior notes payable of $98.0 million with a fixed interest rate of 4.625% per annum of which $20.3 million remain outstanding as of December 31, 2009. In November 2009, we issued new convertible senior notes payable of $100.0 million with a fixed interest rate of 4.50% per annum. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JAKKS Pacific, Inc.
Malibu, California

We have audited the accompanying consolidated balance sheets of JAKKS Pacific, Inc. (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, other comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JAKKS Pacific, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), JAKKS Pacific, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Los Angeles, California
March 16, 2010

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2009
	(In thousands, except
	share data)
Assets
Current assets
Cash and cash equivalents	$169,520	$254,837
Marketable securities	195	202
Accounts receivable, net of allowance for uncollectible accounts of $2,005 and $2,543, respectively	147,587	129,930
Inventory	87,944	34,457
Income tax receivable	22,288	35,015
Deferred income taxes	17,993	19,467
Prepaid expenses and other	29,670	34,259
Total current assets	475,197	508,167
Property and equipment
Office furniture and equipment	12,390	12,218
Molds and tooling	63,075	55,054
Leasehold improvements	5,947	6,540
Total	81,412	73,812
Less accumulated depreciation and amortization	52,914	52,598
Property and equipment, net	28,498	21,214
Deferred income taxes	—	53,502
Intangibles and other, net	33,061	40,604
Investment in video game joint venture	53,184	6,727
Goodwill, net	427,693	1,571
Trademarks, net	10,491	2,308
Total assets	$1,028,124	$634,093
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$57,432	$37,613
Accrued expenses	61,780	64,051
Reserve for sales returns and allowances	23,317	33,897
Capital lease obligation	417	155
Income taxes payable	7,190	—
Convertibles senior notes	—	20,262
Total current liabilities	150,136	155,978
Convertible senior notes, net	98,000	86,728
Other liabilities	2,112	2,490
Income taxes payable	4,686	16,788
Deferred income taxes	26,237	—
Total liabilities	281,171	261,984
Commitments and contingencies
Stockholders’ equity
Preferred shares, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized 27,521,278 and 27,638,769 shares issued and outstanding, respectively	28	28
Additional paid-in capital	292,809	303,474
Retained earnings	458,345	72,835
Accumulated other comprehensive loss	(4,229)	(4,228)
Total stockholders’ equity	746,953	372,109
Total liabilities and stockholders’ equity	$1,028,124	$634,093

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2008	2009
	(In thousands, except per share amounts)
Net sales	$857,085	$903,397	$803,704
Cost of sales	533,435	582,184	600,776
Gross profit	323,650	321,213	202,928
Selling, general and administrative expenses	216,652	241,301	227,036
Write-down of intangible assets	—	9,076	8,221
Write-down of goodwill	—	—	407,125
Reorganization charges	—	—	12,994
Income (loss) from operations	106,998	70,836	(452,448)
Profit (loss) from video game joint venture	21,180	17,092	(16,128)
Interest income	6,819	3,396	318
Interest expense	(5,456)	(2,425)	(7,930)
Income (loss) before provision (benefit) for income taxes	129,541	88,899	(476,188)
Provision (benefit) for income taxes	40,550	12,842	(90,678)
Net income (loss)	$88,991	$76,057	$(385,510)
Basic earnings (loss) per share	$3.22	$2.78	$(14.02)
Basic weighted number of shares	27,665	27,379	27,502
Diluted earnings (loss) per share	$2.77	$2.42	$(14.02)
Diluted weighted number of shares	33,149	32,637	27,502

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2007	2008	2009
	(In thousands)
Other comprehensive income (loss):
Net income (loss)	$88,991	$76,057	$(385,510)
Foreign currency translation adjustment	(19)	(783)	1
Other comprehensive income (loss)	$88,972	$75,274	$(385,509)

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(In thousands)

	Common Stock				Accumulated
			Additional		Other	Total
	Number		Paid-in	Retained	Comprehensive	Stockholders’
	of Shares	Amount	Capital	Earnings	Loss	Equity
Balance, December 31, 2006	27,777	$28	$300,255	$312,432	$(3,427)	$609,288
Adoption of uncertain tax positions	—	—	—	(19,135)	—	(19,135)
Exercise of options	391	—	6,470	—	—	6,470
Stock option income tax benefit	—	—	1,053	—	—	1,053
Restricted stock grants	323	—	8,082	—	—	8,082
Compensation for vested stock options	—	—	972	—	—	972
Retirement of common stock	(191)	—	(4,675)	—	—	(4,675)
Retirement of Restricted Stock	(25)	—	(30)	—	—	(30)
Net income	—	—	—	88,991	—	88,991
Foreign currency translation adjustment	—	—	—	—	(19)	(19)
Balance, December 31, 2007	28,275	28	312,127	382,288	(3,446)	690,997
Exercise of options	315	—	4,171	—	—	4,171
Stock option income tax benefit	—	—	1,338	—	—	1,338
Restricted stock grants	318	1	7,764	—	—	7,765
Compensation for vested stock options	—	—	537	—	—	537
Retirement of common stock	(1,259)	(1)	(30,000)	—	—	(30,001)
Retirement of Restricted Stock	(128)	—	(3,128)	—	—	(3,128)
Net income	—	—	—	76,057	—	76,057
Foreign currency translation adjustment	—	—	—	—	(783)	(783)
Balance, December 31, 2008	27,521	28	292,809	458,345	(4,229)	746,953
Exercise of options	3	—	40	—	—	40
Stock option income tax write-off	—	—	(487)	—	—	(487)
Restricted stock grants	483	—	4,179	—	—	4,179
Compensation for vested stock options	—	—	173	—	—	173
Retirement of Restricted Stock	(368)	—	(1,498)	—	—	(1,498)
Net loss	—	—	—	(385,510)	—	(385,510)
Debt discount	—	—	13,650	—	—	13,650
Deferred tax liability on debt discount	—	—	(5,392)	—	—	(5,392)
Foreign currency translation adjustment	—	—	—	—	1	1
Balance, December 31, 2009	27,639	$28	$303,474	$72,835	$(4,228)	$372,109

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2008	2009
	(In thousands)
Cash flows from operating activities
Net income (loss)	$88,991	$76,057	$(385,510)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	26,663	27,566	35,964
Share-based compensation expense	9,054	7,302	4,352
(Profit) loss from video game joint venture	(21,856)	(17,507)	46,119
Loss on disposal of property and equipment	1,781	99	3,317
Write-down of intangible assets	—	9,076	8,221
Write-down of goodwill	—	—	407,125
Write-down of deferred offering costs	—	—	1,973
Deferred income taxes	2,644	14,367	(88,663)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(21,334)	46,204	17,657
Inventory	1,329	(6,553)	50,848
Prepaid expenses and other	9,019	(6,329)	(578)
Income tax receivable	—	(22,288)	(12,727)
Accounts payable	(13,061)	(31,324)	(19,819)
Accrued expenses	14,493	(6,573)	14,619
Income taxes payable	(891)	(21,415)	4,913
Reserve for sales returns and allowances	(6,489)	(2,718)	10,580
Other liabilities	1,519	(5,169)	378
Total adjustments	2,871	(15,262)	484,279
Net cash provided by operating activities	91,862	60,795	98,769
Cash flows from investing activities
Purchases of property and equipment	(18,116)	(22,274)	(16,330)
Change in other assets	(4,208)	(2,155)	(2,434)
Change in deposits	17	(901)	529
Cash paid for net assets of businesses acquired	(15,605)	(79,598)	(12,253)
Net (purchases) sales of marketable securities	(7)	23	(7)
Net cash used in investing activities	(37,919)	(104,905)	(30,495)
Cash flows from financing activities
Proceeds from stock options exercised	6,471	4,171	40
Common stock surrendered	(4,706)	(3,128)	(1,498)
Common stock repurchased	—	(30,001)	—
Repayment of capital lease obligations	—	—	(261)
Retirement of convertible notes	—	—	(77,738)
Proceeds from sale of convertible notes	—	—	100,000
Bank fees related to sale of convertible notes	—	—	(3,500)
Tax benefit from stock options exercised	1,053	1,338	—
Net cash provided by (used in) financing activities	2,818	(27,620)	17,043
Net increase (decrease) in cash and cash equivalents	56,761	(71,730)	85,317
Cash and cash equivalents, beginning of year	184,489	241,250	169,520
Cash and cash equivalents, end of year	$241,250	$169,520	$254,837
Cash paid during the period for:
Interest	$4,533	$4,610	$4,213
Income taxes	$32,198	$43,408	$5,939

See Notes 5 and 18 for additional supplemental information to consolidated statements of cash flows.

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

The Company also will occasionally grant credits to facilitate markdowns and sales of slow moving merchandise. These credits are recorded as a reduction of gross sales at the time of occurrence. The Company’s reserve for sales returns and allowances increased by $10.6 million from $23.3 million as of December 31, 2008 to $33.9 million as of December 31, 2009.  This increase is primarily due the Company granting additional allowances to certain customers in 2009 compared to 2008.

Fair value measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based upon observable inputs used in the valuation techniques, the Company is required to provide information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values into three broad levels as follows:

Level 1:	Valuations for assets and liabilities traded in active markets from readily available pricing sources for market transactions involving identical assets or liabilities.
Level 2:	Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third-party pricing services for identical or similar assets or liabilities.
Level 3:	Valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

		Fair Value Measurements
	Carrying Amount as of	As of December 31, 2009
	December 31, 2009	Level 1	Level 2	Level 3

Cash equivalents	$162,125	$162,125	$—	$—
Marketable securities	202	202	—	—
	$162,327	$162,327	$—	$—

The Company’s accounts receivable, accounts payable and accrued expenses represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of fair value.

The fair value of the $98.0 million of convertible senior notes payable at December 31, 2008 was approximately $103.8 million, based on the most recent quoted market price.  The fair value of the $120.3 million of convertible senior notes payable at December 31, 2009 was approximately $123.2 million, based on the most recent quoted market price.

The Company’s non-financial assets, such as goodwill and intangible assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. The following table summarizes the Company’s financial assets measured at fair value on a nonrecurring basis as of December 31, 2009 (in thousands):

		Fair Value Measurements
		As of December 31, 2009
	Carrying Amount as of December 31, 2009	Level 1	Level 2	Level 3	Impairment Recognized
Long-lived assets held and used:
Intangible assets other than goodwill	$39,281	$—	$—	$39,281	$8,221
Goodwill	1,571	—	—	1,571	407,125
	$40,852	$—	$—	$40,852	415,346

As of June 30, 2009, a review of the Company’s “Child Guidance”, “Play Along” and other divisions associated with its Craft and Activity product lines’ historic, current and forecasted operating results indicated that the carrying amount of these finite-lived intangible assets may not be recoverable from the sum of future undiscounted cash flows. As a result, the tradenames “Child Guidance” and “Play Along” and certain tradenames associated with its Craft and Activity product lines were written down to their fair value of zero, resulting in an impairment charge of approximately $8.2 million included in write-down of intangible assets in the consolidated statements of operations.  Goodwill was tested by estimating the fair value of the reporting unit using a consideration of market multiples and a discounted cash flow model and was written down to its implied fair value, which was zero as of June 20, 2009, resulting in an impairment charge of approximately $407.1 million included in write-down of goodwill in the consolidated statements of operations. See Note 6, Goodwill and Other Intangible Assets, and Note 7, Intangible Assets Other Than Goodwill, for additional information.

Inventory

Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs and in-bound freight and duty, is valued at the lower of cost (first-in, first-out) or market, net of inventory obsolescence reserve, and consists of the following (in thousands):

	December 31,
	2008	2009
Raw materials	$3,778	$6,995
Finished goods	84,166	27,462
	$87,944	$34,457

Property and equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over their estimated useful lives as follows:

Office equipment	5 years
Automobiles	5 years
Furniture and fixtures	5 - 7 years
Molds and tooling	2 years
Leasehold improvements	Shorter of length of lease or 10 years

Effective January 1, 2009, the Company changed its depreciation methodology for molds and tools used in the manufacturing of its products from a straight-line basis to a usage basis, which is more closely correlated to production of goods.  While both methods of depreciation allocation are acceptable, the Company believes that the usage method more accurately matches costs with revenues.  Furthermore, the useful estimated life of molds and tools was maintained at two years.   As a result of the accounting method change, there was a minimal cumulative effect to the Company’s retained earnings as of January 1, 2009.  For the year-ended December 31, 2009, depreciation expense with the useful estimated life for molds and tools was comparable to the depreciation expense using the straight-line method, but varied at each quarter-end during 2009.

For the years ended December 31, 2007, 2008, and 2009, the Company’s aggregate depreciation expense related to property and equipment was $11.4 million, $17.7 million and $22.2 million, respectively.

Advertising

Production costs of commercials and programming are charged to operations in the period during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the period incurred. Advertising expense for the years ended December 31 2007, 2008 and 2009, was approximately $22.3 million, $28.0 million and $18.4 million, respectively.

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

Foreign Currency Translation Exposure

The Company’s reporting currency is the US dollar. The translation of its net investment in subsidiaries with non-US dollar functional currencies subjects the Company to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at year-end exchange rates. Income, expense, and cash flow items are translated at average exchange rates prevailing during the year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. The Company’s primary currency translation exposures in 2009 were related to its net investment in entities having functional currencies denominated in the Hong Kong dollar.

Foreign Currency Transaction Exposure

Currency exchange rate fluctuations may impact the Company’s results of operations and cash flows. The Company’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income in the consolidated statement of operations. Inventory purchase transactions denominated in the Hong Kong dollar were the primary transactions that cause foreign currency transaction exposure for the Company in 2009.

Accounting for the impairment of finite-lived intangible assets

Long-lived assets with finite lives, which include property and equipment and intangible assets other than goodwill, are evaluated at least annually for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.  Finite-lived intangible assets consist primarily of product technology rights, acquired backlog, customer relationships, product lines and license agreements. These intangible assets are amortized over the estimated economic lives of the related assets. Accumulated amortization as of December 31, 2008 and 2009 was $72.5 million and $84.2 million, respectively.

Goodwill and other indefinite-lived intangible assets

Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment at least annually at the reporting unit level. Losses in value are recorded when material impairment has occurred in the underlying assets or when the benefits of the identified intangible assets are realized.  Indefinite-lived intangible assets other than goodwill consist of trademarks.

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

During the second quarter of 2009, the Company determined that the significant decline in its market capitalization is likely to be sustained.   The Company’s market capitalization was not significantly affected by the substantial resolution of the WWE lawsuit, and the lower revenue expectations for 2009 versus 2008 were factors that indicated that an interim goodwill impairment test was required. As a result, the Company determined that $407.1 million, or all of the goodwill related to previous acquisitions, including the acquisition of Disguise in December 2008, was impaired. This amount is included in Write-down of Goodwill in the accompanying consolidated statements of operations.

During the second quarter of 2009, the Company determined that the tradenames “Child Guidance” and “Play Along” and certain tradenames associated with our Craft and Activity product lines would either be discontinued, or were under performing.   Consequently, the intangible assets associated with these tradenames were written off to Write-down of Intangible Assets, resulting in a charge of $8.2 million.

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

Share-based Compensation

The Company measures all employee stock-based compensation awards using a fair value method and records such expense in its consolidated financial statements.  The Company recorded $1.0 million, $0.5 million and $0.2 million of stock option expense in 2007, 2008 and 2009, respectively, and $8.1 million, $6.8 million and $4.2 million of restricted stock expense, respectively, in 2007, 2008 and 2009. See Note 16 for further details relating to share based compensation.

Earnings per share

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings per share (“EPS”) for the periods presented (in thousands, except per share data):

	2007
		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$88,991	27,665	$3.22
Effect of dilutive securities
Assumed conversion of convertible senior notes	2,946	4,900
Options and warrants	—	328
Unvested restricted stock grants	—	256
Diluted EPS
Income available to common stockholders plus assumed exercises and conversion	$91,937	33,149	$2.77

	2008
		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$76,057	27,379	$2.78
Effect of dilutive securities
Assumed conversion of convertible senior notes	2,946	4,900
Options and warrants	—	134
Unvested restricted stock grants	—	224
Diluted EPS
Income available to common stockholders plus assumed exercises and conversion	$79,003	32,637	$2.42

	2009
		Weighted
		Average
	Loss	Shares	Per Share
Basic EPS
Loss available to common stockholders	$(385,510)	27,502	$(14.02)
Effect of dilutive securities
Assumed conversion of convertible senior notes	—	—
Options and warrants	—	—
Unvested restricted stock grants	—	—
Diluted EPS
Loss available to common stockholders plus assumed exercises and conversion	$(385,510)	27,502	$(14.02)

Basic earnings per share has been computed using the weighted average number of common shares outstanding. Diluted earnings per share has been computed using the weighted average number of common shares and common share equivalents outstanding (which consist of warrants, options, restricted stock and convertible debt to the extent they are dilutive). For the year ended December 31, 2009, the convertible notes interest and related common share equivalent of 5,236,733, diluted options and warrants of 24,333 and unvested restricted stock grants outstanding of 376,886 were excluded from the diluted earnings per share calculation because they were anti-dilutive.  Potentially dilutive stock options of nil, 14,892 and 394,150 for the years ended December 31, 2007, 2008 and 2009, respectively, were not included in the computation of diluted earnings per share as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and to have included them would have been anti-dilutive. Potentially dilutive restricted stock of 13,907, nil and 14,918 for the years ended December 31, 2007, 2008 and 2009, respectively, were not included in the computation of diluted earnings per share as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such restricted stock and to have included them would have been anti-dilutive.

Recent Accounting Standards

The provisions of ASC 470-20, “Debt with Conversion and Other Options” are applicable to the 4.5% convertible notes. ASC 470-20 requires the Company to separately account for the liability (debt) and equity (conversion feature) components of the Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods. The company allocated $13.7 million of the $100.0 million principal amount of the Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense through November 1, 2014.  Accordingly, the company’s effective annual interest rate on the Notes will be approximately 7.9%. The Notes are classified as long-term debt in the balance sheet at December 31, 2009 based on their November 1, 2014 maturity date.   Debt issuance costs of approximately $3.5 million are being amortized to interest expense over the five year term of the Notes.

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

Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three years in the period ended December 31, 2009 are as follows (in thousands):

	Years Ended December 31,
	2007	2008	2009
Net Sales
Traditional Toys	$792,998	$816,852	$713,984
Craft/Activity/Writing Products	39,632	65,888	73,513
Pet Products	24,455	20,657	16,207
	$857,085	$903,397	$803,704

	Years Ended December 31,
	2007	2008	2009
Operating Income (Loss)
Traditional Toys	$100,227	$65,133	$(351,498)
Craft/Activity/Writing Products	4,079	4,604	(89,126)
Pet Products	2,692	1,099	(11,824)
	$106,998	$70,836	$(452,448)

	Years Ended December 31,
	2007	2008	2009
Depreciation and Amortization Expense
Traditional Toys	$25,339	$26,199	$32,167
Craft/Activity/Writing Products	829	1,182	3,227
Pet Products	495	185	570
	$26,663	$27,566	$35,964

	December 31,
	2008	2009
Assets
Traditional Toys	$877,606	$565,516
Craft/Activity/Writing Products	128,036	57,022
Pet Products	22,482	11,555
	$1,028,124	$634,093

The following tables present information about the Company by geographic area as of and for the three years ended December 31, 2009 (in thousands):

	December 31,
	2008	2009
Long-lived Assets
United States	$26,179	$19,917
Hong Kong	2,319	1,297
	$28,498	$21,214

	Years Ended December 31,
	2007	2008	2009
Net Sales by Geographic Area
United States	$730,971	$741,486	$671,182
Europe	37,585	46,832	33,603
Canada	29,155	36,929	34,977
Hong Kong	30,175	38,318	34,342
Other	29,199	39,832	29,600
	$857,085	$903,397	$803,704

Major Customers

Net sales to major customers were as follows (in thousands, except for percentages):

	2007		2008		2009
		Percentage of		Percentage of		Percentage of
	Amount	Net Sales	Amount	Net Sales	Amount	Net Sales
Wal-Mart	$219,145	25.5%	$272,211	30.1%	$219,226	27.3%
Target	142,026	16.6	118,850	13.2	136,334	16.9
Toys ‘R’ Us	140,387	16.4	119,125	13.2	91,298	11.4
	$501,558	58.5%	$510,186	56.5%	$446,858	55.6%

No other customer accounted for more than 10% of our total net sales.

At December 31, 2008 and 2009, the Company’s three largest customers accounted for approximately 74.0% and 50.7%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

Note 4—Joint Venture

The Company owned a fifty percent interest in a joint venture with THQ Inc. (“THQ”), which developed, published and distributed interactive entertainment software for the leading hardware game platforms in the home video game market.

The Company’s joint venture partner retained the financial risk of the joint venture and was responsible for the day-to-day operations, for which they were entitled to any remaining profits. In addition, THQ was entitled to receive a preferred return based on the sale by the Company of its WWE-themed TV Games.

During 2007, 2008 and 2009, the Company earned a profit of $21.2 million and $17.1 million, and incurred a loss of $16.1 million, respectively, from the joint venture.  The losses in 2009 were due to the reduction from approximately $56.2 million to approximately $32.7 million in the accrual of the receivable from the joint venture that resulted from the arbitration setting the preferred return rate at 6%, instead of the 10% rate that had been accrued.  Pursuant to a Settlement Agreement and Mutual Release dated December 22, 2009, the joint venture was terminated on December 31, 2009 and the Company will receive fixed payments from THQ of $6.0 million on each of June 30, 2010 and 2011 and $4.0 million on each of June 30, 2012 and 2013 which the Company will record as income on a cash basis over the term (see Note 20).

As of December 31, 2008 and 2009, the balance of the investment in the video game joint venture includes the following components (in thousands):

	December 31,
	2008	2009
Preferred return receivable	$52,845	$6,727
Investment costs, net	339	—
	$53,184	$6,727

 Note 5—Business Combinations

The Company acquired the following entities to further enhance its existing product lines and to continue diversification into other toy categories and seasonal businesses:

In October 2008, the Company acquired substantially all of the assets of Tollytots Limited.  The total initial consideration of $26.8 million consisted of $12.0 million in cash and the assumption of liabilities in the amount of $14.8 million, and resulted in goodwill of $4.1 million, all of which has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $5.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned.  In the first earn-out period ended December 31, 2009, no portion of the earn-out was earned.  Tollytots is a leading designer and producer of licensed baby dolls and baby doll pretend play accessories based on well-known brands and was included in our results of operations from the date of acquisition.  Pro forma results of operations are not provided since the amounts are not material to the consolidated results of operations.

In October 2008, the Company acquired substantially all of the stock of Kids Only, Inc, and a related Hong Kong company, Kids Only Limited (collectively, “Kids Only”).  The total initial consideration of $23.8 million consisted of $20.4 million in cash and the assumption of liabilities in the amount of $3.4 million, and resulted in goodwill of $13.2 million, all of which has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $5.6 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned.  The first earn-out period ended September 30, 2009 is under review.  Kids Only is a leading designer and producer of licensed indoor and outdoor kids’ furniture, and has an extensive portfolio which also includes baby dolls and accessories, room décor and a myriad of other children’s toy products  and was included in our results of operations from the date of acquisition.  Pro forma results of operations are not provided since the amounts are not material to the consolidated results of operations.

In December 2008, the Company acquired certain assets of Disguise, Inc. and a related Hong Kong company, Disguise Limited (collectively, “Disguise”).  The total initial consideration of $60.6 million consisted of $38.6 million in cash and the assumption of liabilities in the amount of $22.0 million, and resulted in goodwill of $30.6 million, all of which has been determined to be impaired and was written off in the quarter ended June 30, 2009. The Company finalized its purchase price allocation for Disguise and engaged a third party to perform studies and valuations to the estimated fair value of assets and liabilities assumed.  Disguise is a leading designer and producer of Halloween and everyday costume play and was included in our results of operations from the date of acquisition.  Pro forma results of operations are not provided since the amounts are not material to the consolidated results of operations.

Refer to Note 6 for information on the write-down of goodwill.

Note 6—Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2009 are as follows (in thousands):

	Traditional Toys	Craft/Activity /Writing Products	Pet Products	Total
Balance, December 31, 2007	$262,390	$82,826	$8,124	$353,340
Adjustments to goodwill during the year	72,693	—	1,660	74,353
Balance, December 31, 2008	335,083	82,826	9,784	427,693
Adjustments to goodwill during the year	(18,997)	—	—	(18,997)
Write-down of goodwill	(314,515)	(82,826)	(9,784)	(407,125)
Balance December 31, 2009	$1,571	$—	$—	$1,571

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

During 2009, the Company reclassified $20.9 million from goodwill to intangibles and other assets for its Disguise acquisition.  The Company finalized its purchase price allocation for its Disguise Acquisition and used to a third party to perform studies and valuations to the estimated fair value of assets and liabilities assumed.  Furthermore, the Company increased goodwill for its Kids Only and Tollytots acquisitions by $0.3 million for acquisition related costs.

During the second quarter of 2009, the Company determined that the significant decline in its market capitalization is likely to be sustained.   The Company’s market capitalization was not significantly affected by the dismissals subject to appeal of the WWE lawsuit, and the lower revenue expectations for 2009 versus 2008 were factors that indicated that an interim goodwill impairment test was required. As a result, the Company determined that $407.1 million, or all of the goodwill related to previous acquisitions, including the acquisition of Disguise in December 2008, was impaired. This amount is included in Write-down of Goodwill in the accompanying condensed consolidated statements of operations.

At December 31, 2009, the Company recorded deferred tax liabilities related to the Tollytots and Kids Only acquisitions that resulted in Goodwill of $1.6 million.

Note 7—Intangible Assets Other Than Goodwill

Intangible assets other than goodwill consist primarily of licenses, product lines, debt offering costs from the Company’s convertible senior notes and trademarks. Amortized intangible assets are included in the Intangibles and other, net, in the accompanying balance sheets. Trademarks are disclosed separately in the accompanying balance sheets. Intangible assets are as follows (in thousands):

		December 31, 2008			December 31, 2009
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)

Amortized Intangible Assets:
Acquired order backlog	0.50	$2,393	$(2,165)	$228	$2,393	$(2,393)	$—
Licenses	4.84	67,088	(46,638)	20,450	85,788	(57,396)	28,392
Product lines	3.62	17,700	(17,700)	—	19,100	(18,285)	815
Customer relationships	5.33	4,096	(2,301)	1,795	6,296	(2,912)	3,384
Non-compete/Employment contracts	3.84	2,748	(2,703)	45	3,133	(2,823)	310
Debt offering costs	5.74	3,705	(1,033)	2,672	4,444	(372)	4,072
Total amortized intangible assets		97,730	(72,540)	25,190	121,154	(84,181)	36,973
Unamortized Intangible Assets:
Trademarks	indefinite	10,491	—	10,491	2,308	—	2,308
		$108,221	$(72,540)	$35,681	$123,462	$(84,181)	$39,281

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

During the second quarter of 2009, the Company determined that the tradenames “Child Guidance” and “Play Along” and certain tradenames associated with our Craft and Activity product lines would either be discontinued, or were under performing.   Consequently, the intangible assets associated with these tradenames were written off to Write-down of Intangible Assets, resulting in a non-cash charge of $8.2 million.

For the years ended December 31, 2007, 2008, and 2009, the Company’s aggregate amortization expense related to intangible assets was $14.6 million, $9.5 million and $13.1 million, respectively. The Company currently estimates continuing amortization expense for the next five years to be approximately (in thousands):

2010	$10,439
2011	8,860
2012	5,666
2013	5,387
2014	2,555

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

At December 31, 2008 and 2009, the Company’s three largest customers accounted for approximately 74.0% and 50.7%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

 Note 9—Accrued Expenses

Accrued expenses consist of the following (in thousands):

	2008	2009
Royalties	$24,691	$31,859
Bonuses	8,352	685
Acquisition earn-out	5,667	—
Employee salaries and benefits	1,832	1,770
Unearned revenue	554	431
Sales commissions	2,502	2,051
Accrued interest expense	526	1,855
Molds and tools	3,024	1,989
Acquisition license transfer fees	1,640	—
Acquisition working capital adjustment	4,983	—
Reorganization charges	—	10,144
Advertising commitment	—	3,000
Inventory liabilities	1,224	6,811
Other	6,785	3,456
	$61,780	$64,051

The Company incurred reorganization charges at the end of 2009 to consolidate and stream-line its existing business functions.  This was especially necessary given the decreased volume of consolidated sales in 2009 from 2008 and the added general and administrative expenses from the three acquisitions made at the end of 2008.  Restructuring charges relate to the termination of lease obligations, one-time severance termination benefits, fixed asset write-offs and other contract terminations and are accounted for in accordance with “Exit and Disposal Cost Obligations”, ASC 420-10.  The Company established a liability for a cost associated with an exit or disposal activity when a liability is incurred, rather than at the date the Company commits to an exit plan.

These reorganization charges relate to the Company’s Traditional segment and are included in Reorganization Charges in the consolidated statements of operations.  The components of the reorganization charges are as follows (in thousands):

	Accrued Balance			Accrued Balance
	December 31, 2008	Accrual	Actual	December 31, 2009
Lease abandonment costs	$—	$10,164	$(322)	$9,842
Employee severance	—	1,541	(1,538)	3
Fixed asset write-off	—	1,017	(883)	134
Other	—	272	(107)	165
Total reorganization charges	$—	$12,994	$(2,850)	$10,144

Note 10—Related Party Transactions

A director of the Company is a partner in a law firm that acts as counsel to the Company. The Company incurred legal fees and expenses to the law firm in the amount of approximately $1.9 million in 2007, $2.5 million in 2008 and $2.5 million in 2009. As of December 31, 2008 and 2009, legal fees and reimbursable expenses of $1.5 million and $1.2 million, respectively, were payable to this law firm.

Note 11—Convertible Senior Notes

Convertible senior notes consist of the following (in thousands):

	December 31,
	2008	2009
4.625% Convertible senior notes	$98,000	$20,262
4.50% Convertible senior notes	—	100,000
	$98,000	$120,262

On November 10, 2009 the Company sold an aggregate of $100.0 million of 4.50% Convertible Senior Notes due 2014 (the “Notes”). The Notes are senior unsecured obligations of JAKKS, will pay interest semi-annually at a rate of 4.50% per annum and will mature on November 1, 2014. The conversion rate will initially be 63.2091 shares of JAKKS common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment in certain circumstances. Prior to August 1, 2014, holders of the Notes may convert their Notes only upon specified events. Upon conversion, the Notes may be settled, at the Company’s election, in cash, shares of its common stock, or a combination of cash and shares of its common stock. Holders of the Notes may require the Company to repurchase for cash all or some of their Notes upon the occurrence of a fundamental change (as defined).

The Company used a portion of the net proceeds from the offering to repurchase $77.7 million of its 4.625% convertible senior notes due in 2023 and intends to repurchase the remaining $20.3 million of its 4.625% convertible senior notes in June 2010.  In the event the Company is unable to repurchase such Notes on satisfactory terms, it may use such proceeds for general corporate purposes.

The provisions of ASC 470-20, “Debt with Conversion and Other Options” are applicable to the 4.50% convertible notes. ASC 470-20 requires the Company to separately account for the liability (debt) and equity (conversion feature) components of the Notes in a manner that reflects the company’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods. The Company allocated $13.7 million of the $100.0 million principal amount of the Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense through November 1, 2014.  Accordingly, the company’s effective annual interest rate on the Notes will be approximately 7.9%. The Notes are classified as long-term debt in the balance sheet at December 31, 2009 based on their November 1, 2014 maturity date.   Debt issuance costs of approximately $3.5 million are being amortized to interest expense over the five year term of the Notes.

Key components of the 4.50% convertible senior notes consist of the following (in thousands):

December 31, 2009
Principal amount of notes	$100,000
Unamortized discount	(13,272)
Net carrying amount of the convertible notes	$86,728

Year ended December 31, 2009
Contractual interest expense on the coupon	$641
Amortization of the discount component and debt issue fees recognized as interest expense	498
Total interest expense on the convertible notes	$1,139

As of December 31, 2009, the unamortized discount was $13.3 million, which will be amortized over approximately 4.9 years, and the carrying amount of the equity component was $13.7 million. As of December 31, 2009, the conversion rate was equal to the initial conversion price of approximately $15.82 per share and the if-converted value of the Notes was $100.0 million.

In June 2003, the Company sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023 of which $20.3 million remain outstanding. The notes may be converted into shares of the Company’s common stock at an initial conversion price of $20.00 per share, or 50 shares per note, subject to certain circumstances. The notes may be converted in each quarter subsequent to any quarter in which the closing price of the Company’s common stock is at or above a prescribed price for at least 20 trading days in the last 30 trading day period of the quarter.  The prescribed price for the conversion trigger is $24.00 through June 30, 2010, and increases nominally each quarter thereafter.  Cash interest is payable at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year, commencing on December 15, 2003. After June 15, 2010, interest will accrue at the same rate on the outstanding notes. At maturity, the Company will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance, unless redeemed or converted earlier.  The notes were not convertible as of December 31, 2009.

The Company may redeem the notes at its option in whole or in part beginning on June 15, 2010, at 100% of their accreted principal amount plus accrued and unpaid interest, if any, payable in cash. Holders of the notes may also require the Company to repurchase all or part of their notes on June 15, 2010, for cash, at a repurchase price of 100% of the principal amount per note plus accrued and unpaid interest, if any. Holders of the notes may also require the Company to repurchase all or part of their notes on June 15, 2013 and June 15, 2018 at a repurchase price of 100% of the accreted principal amount per note plus accrued and unpaid interest, if any. Any repurchases at June 15, 2013 and June 15, 2018 may be paid in cash, in shares of common stock or a combination of cash and shares of common stock.  The Company intends to repurchase the remaining $20.3 million of its 4.625% convertible senior notes in June 2010.

Note 12—Income Taxes

The Company does not file a consolidated return with its foreign subsidiaries. The Company files federal and state returns and its foreign subsidiaries file Hong Kong returns.

The Company’s income tax benefit, which includes federal, state and foreign income taxes, and discrete items, was $90.7 million, or an effective tax benefit rate of 19.0 % for the year ended 2009. For the years ended 2007 and 2008, the provision for income taxes, which included Federal, state and foreign income taxes was $40.6 million and $12.8 million, an effective tax provision rates of 31.3% and 14.4% respectively.

In 2009, the tax effect of the impairment of goodwill and trademarks, totaling $90.7 million, the purchase accounting adjustment of $6.2 million, write-down of foreign NOLs and tax credits of $6.1 million, and uncertain tax positions (described separately below), were adjustments to the tax benefit rate realized.  Exclusive of these discrete items, the 2009 effective tax benefit rate would be 40.1%.

For the years ended 2007 and 2008, provision for income taxes includes Federal, state and foreign income taxes at effective tax rates of 31.3% and 14.4% respectively The effective tax rate benefits from a tax rate of 17.5% and 16.5% for 2007 and 2008, respectively, on the Company’s income arising in, or derived from, Hong Kong. The decrease in the effective rate in 2008 is primarily due to the recognition of certain discrete income tax adjustments recognized in the quarter ended September 30, 2008 and a change in the federal tax code which reduced the amount of foreign income includible on the federal income tax return. These discrete adjustments included the reconciliation of the 2007 income tax provision to the actual income tax liability as reflected in the Company’s income tax return, and the reduction in income tax expense due to the de-recognition of a previously recorded potential income tax liability for uncertain tax positions that are no longer subject to audit due to the closure of the audit period. Exclusive of these discrete items, the effective tax provision rate would be 33.2% in 2007 and 30.5% in 2008.

For year ended 2009, the Company had net deferred tax assets of approximately $73.0 million for which an allowance of $0.9 million has been provided since, in the opinion of management, realization of the future benefit is uncertain.

Provision (benefit) for income taxes reflected in the accompanying consolidated statements of operations are comprised of the following (in thousands):

	2007	2008	2009
Federal	$23,931	$(6,978)	$(11,103)
State and local	6,016	(435)	(980)
Foreign	8,719	5,230	3,105
Total Current	38,666	(2,183)	(8,978)
APIC	1,053	1,338	(487)
Deferred	831	13,687	(81,213)
Total	$40,550	$12,842	$(90,678)

The components of deferred tax assets/(liabilities) are as follows (in thousands):

	2008	2009
Net deferred tax assets/(liabilities):
Current:
Reserve for sales allowances and possible losses	$2,752	$12,250
Accrued expenses	8,339	5,856
Restricted stock grant	2,974	2,617
Federal and state net operating loss carryforwards	920	2,905
Uncertain tax positions	715	612
Foreign tax and other credits	1,709	—
State income taxes	1,712	(5,115)
Other	(208)	1,262
Gross current	18,913	20,387
Valuation allowance related to state net operating loss carryforwards	(920)	(920)
Net Current	17,993	19,467
Long Term:
Property and equipment	4,555	2,880
Original issue discount interest	(16,623)	(25,870)
Goodwill and intangibles	1,506	68,527
Minimum guarantees	—	9,554
Foreign net operating loss carryforward	2,718	—
Stock options	818	825
Section 481(a) adjustments	(1,266)	(331)
Income from joint venture	(17,945)	(2,820)
Uncertain tax positions	723	737
Other	(723)	—
Total long-term	(26,237)	53,502
Total net deferred tax assets/(liabilities)	$(8,244)	$72,969

Provision (benefit) for income taxes varies from the U.S. federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates:

	2007	2008	2009
Federal income tax expense (benefit)	35.0%	35.0%	(35.0)%
State income tax expense, net of federal tax effect	3.3	2.6	(2.4)
Effect of differences in U.S. and Foreign statutory rates	(5.1)	(6.5)	(0.6)
Uncertain tax positions	—	(10.4)	(0.5)
Filed return to provision	—	(5.6)	—
Goodwill write-down	—	—	17.1
Foreign NOLs	—	—	0.6
Other	(1.9)	(0.7)	1.8
	31.3%	14.4%	(19.0)%

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

As of December 31, 2009, the Company has state net operating loss carryforwards of $12.3 million expiring through 2023 and 2024. These carryforwards resulted from the acquisitions of Toymax. As of December 31, 2009, the Company’s management concluded that a deferred tax asset valuation allowance was necessary for $0.9 million of the state net operating loss carryforwards due to uncertainty about the ability to utilize these losses prior to expiration.

The components of income (loss) before provision (benefit) for income taxes are as follows (in thousands):

	2007	2008	2009
Domestic	$73,115	$57,787	$(488,182)
Foreign	56,426	31,112	11,994
	$129,541	$88,899	$(476,188)

As of January 1, 2007, the Company adopted a recognition threshold and measurement process for recording in the financial statements uncertain tax positions (“UTP”) taken or expected to be taken in a tax return. As a result, the Company recognized a liability for UTP of $22.8 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. These UTPs are primarily due to income allocation issues between the United States and Hong Kong, and fixed asset depreciation in Hong Kong. The Company has also recognized an additional liability of $2.5 million for penalties and $2.8 for interest on the potential tax liability. These amounts were also accounted for as a reduction in the January 1, 2007 balance of retained earnings.

Approximately $8.9 million of United States based and $0.8 million of Hong Kong based unrecognized tax positions (UTPs) were recognized in 2009. In addition, approximately $1.7 million of United States based UTPs and $3.1 million of Hong Kong based UTPs became de-recognized during 2009 as they related to income tax years for which the audit period had expired. These items are included in the 2009 income tax provision.  These new UTPs are primarily a result of a 2009 tax court case and ongoing audits.  During 2008, approximately $1.5 million of the liability for UTP relating to Hong Kong fixed asset depreciation was recognized.

Current interest on uncertain income tax liabilities is recognized as interest expense and penalties are recognized in selling, general and administrative expenses in the consolidated statement of operations. During 2009, the Company recognized $0.8 million of current year interest expense relating to UTPs.

The following table provides further information of UTPs that would affect the effective tax rate, if recognized, as of December 31, 2009 (in millions):

Balance, January 1, 2007	$22.8
Current year additions	0.3
Current year reduction due to lapse of applicable statute of limitations	(2.8)
Balance, January 1, 2008	20.3
Current year additions	1.5
Current year reduction due to lapse of applicable statute of limitations	(9.9)
Balance, January 1, 2009	11.9
Current year additions	9.7
Current year reduction due to lapse of applicable statute of limitations	(4.8)
Balance, December 31, 2009	$16.8

Tax years 2005 through 2008 are still subject to examination in the United States and tax years 2005 through 2008 are still subject to examination in California.  The tax years 2000 through 2006 are still subject to examination in Hong Kong. In the normal course of business, the Company is audited by federal, state, and foreign tax authorities.  The U.S. Internal Revenue Service is performing a limited examination related to the 2005 and 2006 U.S. federal income tax returns.  The Company was under examination for various state jurisdictions during 2009.  The ultimate resolution of these U.S. and state examinations, including matters that may be resolved within the next twelve months, is not yet determinable.

Note 13—Leases

The Company leases office, warehouse and showroom facilities and certain equipment under operating leases. Rent expense for the years ended December 31, 2007, 2008 and 2009 totaled $10.4 million, $11.5 million and $15.1 million, respectively. The following is a schedule of minimum annual lease payments (in thousands).

2010	$14,000
2011	10,548
2012	9,736
2013	6,070
2014	5,644
Thereafter	2,868
$48,866

Note 14—Common Stock, Preferred Stock and Warrants

The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.

In January 2009, the Company issued an aggregate of 240,000 shares of restricted stock at an aggregate value of approximately $5.0 million to two of its executive officers, which were to vest, subject to certain Company financial performance criteria, in January 2010 (which criteria were not met so the shares did not vest), an aggregate of 30,340 shares of restricted stock to its five non-employee directors, which vest in January 2010, at an aggregate value of approximately $0.6 million, and an aggregate of 206,500 shares of restricted stock to its employees at an aggregate value of approximately $3.8 million, which vest over a three to five-year period. Additionally, 74,836 shares of restricted stock previously received by two executive officers were surrendered at a value of $1.4 million to cover their income taxes due on the 2009 vesting of the restricted stock granted to them in 2007 and 2008.  This restricted stock was subsequently retired by the Company.  Also, in January 2009, an employee surrendered 551 shares of restricted stock at a value of $11,367 to cover his income taxes due on the December 31, 2008 vested shares.  In February 2009, the Company issued 3,000 shares of restricted stock at a value of approximately $0.05 million to an employee, which vest over a five-year period.

In June 2009, the Company issued 2,500 shares of restricted stock at a value of approximately $0.03 million to an employee, which vest over a five-year period.  In August 2009, certain employees surrendered an aggregate of 920 shares of restricted stock at a value of $10,608 to cover their income taxes due on the 2009 vesting of the restricted shares granted to them in 2006.

In October 2009, the Company issued 3,000 shares of common stock on the exercise of options at a value of $40,440.  Also, in October 2009, and employee surrendered 2,717 shares of restricted stock at a value of $40,701 to cover his income taxes due on the October 22, 2009 vested shares.  In December 2009, certain employees surrendered an aggregate of 4,725 shares of restricted stock at a value of $58,118 to cover their income taxes due on the 2009 vesting of the restricted shares granted them in 2009.

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

The Company also issued $100.0 million of convertible senior notes payable that may be converted (at their initial conversion rate of $15.82 per share) into an aggregate of 6.3 million shares of the Company’s common stock (Note 11).

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

There has been no warrant activity since the issuance of the 100,000 warrants in 2003.  As of December 31, 2009, there are 100,000 warrants outstanding at a weighted average exercise price of $11.35.

Note 15—Commitments

The Company has entered into various license agreements whereby the Company may use certain characters and intellectual properties in conjunction with its products. Generally, such license agreements provide for royalties to be paid at 1% to 14% of net sales with minimum guarantees and advance payments.

Future annual minimum royalty guarantees as of December 31, 2009 are as follows (in thousands):

2010	$62,284
2011	20,380
2012	6,625
2013	209
2014	—
Thereafter	1,500
$90,998

The Company has entered into employment and consulting agreements with certain executives expiring through December 31, 2011. The aggregate future annual minimum guaranteed amounts due under those agreements as of December 31, 2009 are as follows (in thousands):

2010	$3,280
2011	1,000
$4,280

The Company has entered into a retirement plan agreement with one of its executives. Upon meeting the eligibility criteria for retirement, the executive can elect to retire and receive a single-life annuity retirement payment of approximately $1.0 million per year for a period of ten years following his retirement.  Furthermore, in the event of his death during such period, his estate will receive a death benefit equal to the difference between approximately $2.9 million and retirement benefits previously paid to him.  This retirement benefit is conditioned upon the executive agreeing to accept the position of Chairman Emeritus of our Board of Directors, if so requested by the Board.  Mr. Friedman has given notice that he plans to retire as of April 1, 2010, but will accept the position of Chairman Emeritus.

Note 16—Share-Based Payments

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

Restricted Stock

Under the Plan, share-based compensation payments may include the issuance of shares of restricted stock.  Two executive officers are each entitled to be awarded 120,000 shares of restricted stock annually on each January 1 (through and including January 1, 2010); such awards typically vest 50% each on the first and second anniversaries of issuance, subject to acceleration.  Five non-employee directors (Board of Directors), beginning in January 2006, receive grants of restricted stock at a value of $120,000 annually which vest after one year.  Lastly, and at the discretion of Management and approval of the Board, non-executive employees also receive restricted stock awards, which occurs approximately once per year.

During 2007 the Company issued 267,340 shares of restricted stock at a value of $5.8 million to two executive officers and five non-employee directors of the Company.  Also, during 2007, the Company granted and issued an aggregate of 41,000 shares of restricted stock to its employees at an aggregate value of approximately $1.1 million.  In July 2007, the Company issued 15,000 shares of restricted stock at a value of $0.5 million to an executive officer, which vests one-third on each of December 31, 2007, 2008 and 2009.

During 2008, the Company issued 310,067 shares of restricted stock at a value of $7.4 million to three executive officers and five non-employee directors of the Company. Also, during 2008, the Company granted and issued an aggregate of 27,500 shares of restricted stock to its employees at an aggregate value of approximately $0.6 million; of which, 20,000 shares were cancelled prior to vest at an aggregate value of $0.5 million and all expense related was reversed as of December 31, 2008 based on the one-year vest schedule associated with said restricted award.

During 2009, the Company issued a total of 482,340 shares of restricted stock.  240,000 shares of restricted stock were issued to two executive officers; however, as of December 31, 2009 the Company will incur no expense related to this grant as the vest was contingent upon performance goals that were not achieved.  Additionally, the Company issued 6,068 shares to its five non-employee directors.  Lastly, the Company granted and issued an aggregate of 212,000 shares of restricted stock to its non-executive employees.  As of December 31, 2009, 436,443 shares of the restricted stock remained unreleased, representing a weighted average grant date fair value of $8.8 million.

The table below summarizes the grant activity for the year ended December 31, 2009 and is broken down in the following three distinct groups because each group has unique characteristics: executives, board of directors, and employees:

Group Type	# Shares Granted	Average Grant Date Value	Vest Schedule Range
Executives	240,000	$20.63	1 year
Board of directors	30,340	20.63	1 year
Employees	212,000	18.11	1 - 5 years
Total	482,340		1 – 5 years

The following tables summarize the restricted stock award activity, annually, for the years ended December 31, 2007, 2008 and 2009:

	Restricted Stock Awards
	Number of Shares	Weighted Average Exercise Price

Outstanding, December 31, 2006	473,160	$19.10
Awarded	323,340	$22.87
Released	(236,410)	$20.44
Forfeited	(23,750)	$16.66
Outstanding, December 31, 2007	536,340	$20.89
Awarded	337,567	$23.71
Released	(387,549)	$22.03
Forfeited	(31,600)	$21.12
Outstanding, December 31, 2008	454,758	$22.00
Awarded	482,340	$19.55
Released	(228,155)	$22.24
Forfeited	(272,500)	$20.28
Outstanding, December 31, 2009	436,443	$20.24

Stock Options

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

The amount of share-based compensation expense recognized in the years ended December 31, 2007, 2008 and 2009 is based on options granted prior to January 1, 2006 and restricted stock issued during the years ended December 31, 2007, 2008 and 2009, and ultimately expected to vest, and it has been reduced for estimated forfeitures. The revised shared-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes the total share-based compensation expense and related tax benefits recognized (in thousands):

	Year Ended December 31,
	2007	2008	2009

Stock option compensation expense	$972	$537	$173
Tax benefit related to stock option compensation	$314	$180	$58
Restricted stock compensation expense	$8,082	$6,765	$4,179
Tax benefit related to restricted stock compensation	$2,859	$2,522	$1,522

As of December 31, 2009, 560,919 shares were available for future grant. Additional shares may become available to the extent that options or shares of restricted stock presently outstanding under the Plan terminate or expire. Stock option activity pursuant to the Plan is summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding, December 31, 2006	1,462,378	$17.05
Granted	—	—
Exercised	(391,200)	16.54
Canceled	(235,000)	17.10
Outstanding, December 31, 2007	836,178	$17.27
Granted	—	—
Exercised	(315,513)	13.22
Canceled	(43,150)	21.60
Outstanding, December 31, 2008	477,515	$19.55
Granted	—	—
Exercised	(3,000)	13.48
Canceled	(29,800)	18.99
Outstanding, December 31, 2009	444,715	19.63

The following characteristics apply to the Plan stock options that are fully vested, or expected to vest, as of December 31, 2009:

Aggregate intrinsic value of options outstanding	$32,344
Weighted-average contractual term of options outstanding	2.37
Number of options currently exercisable	395,815
Weighted-average exercise price of options currently exercisable	$19.33
Aggregate intrinsic value of options currently exercisable	$32,344
Weighted-average contractual term of currently exercisable	2.51

The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Option Price	Number	Life	Exercise	Number	Exercise
Range	of Shares	in Years	Price	of Shares	Price
$11.56 – 19.27	148,271	3.13	$16.21	148,271	$16.21
$19.85 – 22.01	258,944	1.56	$21.23	210,044	$21.04
$22.11 – 22.11	37,500	5.00	$22.11	37,500	$22.11

Note 17—Employee Benefits Plan

The Company sponsors for its U.S. employees, a defined contribution plan under Section 401(k) of the Internal Revenue Code. Through December 31, 2009, the plan provided that employees may defer up to 50% of their annual compensation subject to annual dollar limitations, and that the Company will make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation. Effecting January 1, 2010, employees may defer up to 50% of their annual compensation subject to annual dollar limitations, but the Company will not make a matching contribution.  Company matching contributions, which vest immediately, totaled $0.9 million, $1.2 million and $1.5 million for 2007, 2008 and 2009, respectively.

Note 18—Supplemental Information to Consolidated Statements of Cash Flows

In 2009, two executive officers surrendered an aggregate of 74,836 shares of restricted stock at a value of $1.4 million to cover their income taxes due on the 2009 vesting of the restricted stock granted to them in 2007 and 2008.  During 2009, certain employees surrendered an aggregate of 8,913 shares of restricted stock at a value of $0.1 million to cover their income taxes due on the 2009 vesting of the restricted shares granted them in 2006 and 2009.  Additionally, the Company recognized a $0.5 million tax benefit from the exercise of stock options.

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

Note 19—Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for the years 2008 and 2009 are summarized below:

	2008				2009
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Net sales	$130,935	$145,291	$357,824	$269,347	$108,685	$144,809	$351,438	$198,772
Gross profit	$47,441	$52,058	$129,065	$92,649	$36,981	$(6,076)	$115,709	$56,314
Income (loss) from operations	$(894)	$5,568	$57,338	$8,824	$(17,573)	$(475,178)	$52,346	$(12,043)
Income (loss) before provision (benefit) for income taxes	$1,300	$5,994	$60,803	$20,802	$(15,765)	$(499,276)	$49,188	$(10,335)
Net income (loss)	$877	$4,156	$54,145	$16,879	$(10,799)	$(406,562)	$33,708	$(1,857)
Basic earnings (loss) per share	$0.03	$0.15	$2.01	$0.62	$(0.40)	$(14.96)	$1.24	$(0.07)
Weighted average shares outstanding	28,060	27,288	26,981	27,065	27,194	27,175	27,183	27,491
Diluted earnings (loss) per share	$0.03	$0.15	$1.70	$0.55	$(0.40)	$(14.96)	$1.06	$(0.07)
Weighted average shares and equivalents outstanding	28,453	32,594	32,257	32,312	27,194	27,175	32,505	27,491

During the fourth quarter of 2009, the Company incurred reorganization charges of $13.0 million related to office space consolidations and headcount reductions to right-size our general and administrative expenses, given the decrease in sales in 2009.

During the second and third quarters of 2009, the Company booked an aggregate cumulative write-down of $23.5 million related to our Preferred Return Receivable from our THQ joint venture, as a result of the arbitration ruling which lowered the preferred return payment from a rate of 10% of net sales of the WWE video games sold by the joint venture to a rate of 6% of net sales.

During the second quarter of 2009, the Company determined that the tradenames “Child Guidance,”  “Play Along” and certain tradenames associated with our Crafts and Activities product lines would either be discontinued, or were under-performing.   Consequently, the intangible assets associated with these tradenames were written off to “Write-down of Intangible Assets”, resulting in a non-cash charge of $8.2 million.

During the second quarter of 2009, the Company determined that the significant decline in its market capitalization is likely to be sustained.   The Company’s market capitalization did not change significantly despite the dismissals subject to appeal of the WWE lawsuit, and the lower revenue expectations for 2009 versus 2008 were factors that indicated that an interim goodwill impairment test was required. As a result, the Company determined that $407.1 million, or all of the goodwill related to previous acquisitions, including the acquisition of Disguise in December 2008, was impaired. This amount is included in “Write-down of Goodwill” in the accompanying condensed consolidated statements of operations.

During the second quarter of 2009, the Company booked a charge of $24.0 million related to the write-down of certain excess and impaired inventory.  The Company also booked a charge of $33.2 million related to the write-down of license advances and minimum guarantees that are not expected to be earned through sales of that licensed product.

Effective January 1, 2009, the Company changed its depreciation methodology for molds and tools used in the manufacturing of its products from a straight-line basis to a usage basis, which is more closely correlated to production of goods.  For the year-ended December 31, 2009, depreciation expense with the useful estimated life for molds and tools was comparable to the depreciation expense using the straight-line method, but varied at each quarter-end during 2009.

During the fourth quarter of 2008, the Company acquired Tollytots, Kids Only and Disguise.

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

Note 20 — Litigation

On October 12, 2006, World Wrestling Entertainment, Inc. (“WWE”) commenced a lawsuit in Connecticut state court against THQ/JAKKS Pacific LLC, alleging that sales of WWE video games in Japan and other countries in Asia were not lawful (the “Connecticut Action”).  The lawsuit sought, among other things, a declaration that WWE is entitled to terminate the video game license and monetary damages. In 2007, WWE filed an amended complaint in the Connecticut Action to add the principal part of the state law claims present in the action filed by WWE in the Southern District of New York (the “WWE Action”) to the Connecticut Action; the WWE Action was finally dismissed in 2009. THQ filed a cross-complaint that asserted claims by THQ and Mr. Farrell, THQ’s Chief Executive Officer, for indemnification from the Company in the event that WWE prevailed on its claims against THQ and Farrell and also asserted claims by THQ that the Company breached its fiduciary duties to THQ in connection with the videogame license between WWE and the THQ/Jakks Pacific joint venture and sought equitable and legal relief, including substantial monetary and exemplary damages against the Company in connection with its claim.  Thereafter, the WWE claims and the THQ cross-claims in the Connecticut Action were all dismissed with prejudice pursuant to settlement agreements that the Company entered into with WWE and THQ dated December 22, 2009 (the “Settlements”).

In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York (the “Class Actions”), alleging damages associated with the facts alleged in the WWE Action that was finally dismissed in 2009. A motion to dismiss the Class Actions was filed, was fully briefed and argument occurred on November 30, 2006. The motion was granted without prejudice to seeking leave to amend; such leave was granted to plaintiffs, an amended complaint was filed and briefing was completed with respect to a motion to dismiss, which was scheduled for argument in October 2008. That date was adjourned by the Court. The parties thereafter reached an agreement to settle this matter. In November 2009, a motion was filed by plaintiffs’ counsel for preliminary approval of this agreement, which provided for the matter to be settled for $3.9 million, without any admission of liability on the part of the Company, or its officers and directors.  Three shareholder derivative actions pertaining to the WWE Action and the Class Actions were also filed against the Company, nominally, and against certain of the Company’s Board members (the “Derivative Actions”). The Derivative Actions seek to hold the individual defendants liable for damages allegedly caused to the Company by their actions, and, in one of the Derivative Actions, seeks restitution to the Company of profits, benefits and other compensation obtained by them. Agreement to resolve the Derivative Actions has been reached, but it is also subject to Court approval. A Company insurer has agreed to provide the $4.1 million that will be used to settle the Class Action and the Derivative Actions.

In order to exercise the joint venture's right to renew the WWE videogame license for the renewal period running from January 1, 2010 through December 31, 2014, the Company, on behalf of the joint venture, sent out a Notice of Renewal to WWE on June 30, 2009 (the “Renewal Notice”).  THQ commenced an action in California Superior Court (the “California Action”) seeking a declaratory judgment that JAKKS could not renew the videogame license without THQ's consent and that THQ was not obligated to consent.  THQ also sought a declaratory judgment that the restrictive covenant contained in the joint venture agreement was unenforceable.  The Company filed a demurrer in the California Action which was fully briefed and ready for argument. WWE also commenced an action in California seeking the same relief as THQ, namely, to declare THQ’s restrictive covenant unenforceable, and the Company filed a demurrer seeking to dismiss the action on the grounds that WWE had no standing and the relief is otherwise not available. THQ also filed an arbitration in California seeking a declaratory judgment that the same restrictive covenant was unenforceable (the “California Arbitration”).  The Company commenced an arbitration in New York (the “New York Arbitration”) seeking, among other things, a declaratory judgment that (a) it was empowered to serve the Renewal Notice and (b) THQ’s restrictive covenant was enforceable. In the New York Arbitration, the Company also sought to hold THQ liable for its breach of fiduciary duty with respect to its dealings with the Company and the LLC.  The Company also commenced an action in New York Supreme Court to enjoin the California Arbitration.  All of the above proceedings were, pursuant to the Settlements, dismissed with prejudice.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JAKKS Pacific, Inc.
Malibu, California

The audits referred to in our report dated March 16, 2010 relating to the consolidated financial statements of JAKKS Pacific, Inc., which is contained in Item 8 of this Form 10-K also included the audit of the accompanying financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Los Angeles, California
March 16, 2010

JAKKS PACIFIC, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2007, 2008 and 2009

Allowances are deducted from the assets to which they apply, except for sales returns and allowances.

	Balance at	Charged to			Balance
	Beginning	Costs and			at End
	of Period	Expenses		Deductions	of Period
	(In thousands)
Year ended December 31, 2007:
Allowance for:
Uncollectible accounts	$1,206	$(269)		$417	$1,354
Reserve for potential product obsolescence	7,355	2,788		(5,072)	5,071
Reserve for sales returns and allowances	32,589	40,193		(46,746)	26,036
	$41,150	$42,712		$(51,401)	$32,461
Year ended December 31, 2008:
Allowance for:
Uncollectible accounts	$1,354	$812		$(161)	$2,005
Reserve for potential product obsolescence	5,071	3,943		(3,906)	5,108
Reserve for sales returns and allowances	26,036	60,274		(62,993)	23,317
	$32,461	$65,029		$(67,060)	$30,430
Year ended December 31, 2009:
Allowance for:
Uncollectible accounts	$2,005	$918		$(380)	$2.543
Reserve for potential product obsolescence	5,108	28,795	(a)	(24,031)	9,872
Reserve for sales returns and allowances	23,317	61,557		(50,977)	33,897
	$30,430	$91,270		$(75,388)	$46,312

(a)	During the second quarter of 2009, the Company booked a charge of $24.0 million related to the write-down of certain excess and impaired inventory.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework . We believe that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

Our independent auditors have issued a report on our internal controls over financial reporting. This report appears below.

Report of the Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JAKKS Pacific, Inc.
Malibu, California

We have audited JAKKS Pacific, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). JAKKS Pacific, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, JAKKS Pacific, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of JAKKS Pacific, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, other comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Los Angeles, California
March 16, 2010

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Positions with the Company
Jack Friedman	70	Chairman and Co-Chief Executive Officer
Stephen G. Berman	45	Co-Chief Executive Officer, Chief Operating Officer, President, Secretary and Director
Joel M. Bennett	48	Executive Vice President and Chief Financial Officer
Dan Almagor	56	Director
David C. Blatte	45	Director
Robert E. Glick	64	Director
Michael G. Miller	62	Director
Murray L. Skala	63	Director

Jack Friedman has been our Chairman and Chief Executive Officer since co-founding JAKKS with Mr. Berman in January 1995 and was our Chief Executive Officer from such time until February 17, 2009 when he became Co-Chief Executive Officer. Until December 31, 1998, he was also our President. From January 1989 until January 1995, Mr. Friedman was Chief Executive Officer, President and a director of THQ. From 1970 to 1989, Mr. Friedman was President and Chief Operating Officer of LJN Toys, Ltd., a toy and software company. After LJN was acquired by MCA/Universal, Inc. in 1986, Mr. Friedman continued as President until his departure in late 1988.

Stephen G. Berman has been our Chief Operating Officer and Secretary and one of our directors since co-founding JAKKS with Mr. Friedman in January 1995. Since February 17, 2009 he has also been our Co-Chief Executive Officer. Since January 1, 1999, he has also served as our President. From our inception until December 31, 1998, Mr. Berman was also our Executive Vice President. From October 1991 to August 1995, Mr. Berman was a Vice President and Managing Director of THQ International, Inc., a subsidiary of THQ. From 1988 to 1991, he was President and an owner of Balanced Approach, Inc., a distributor of personal fitness products and services.

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

Dan Almagor has been one of our directors since September 2004. Since March 1992, Mr. Almagor has served as the Chairman of ACG Inc., a global private equity organization which provides equity capital financing primarily to private companies.

David C. Blatte has been one of our directors since January 2001. From January 1993 to May 2000, Mr. Blatte was a Senior Vice President in the  specialty retail group of the investment banking division of Donaldson, Lufkin and Jenrette Securities Corporation. Since February 2004, Mr. Blatte has been a partner in Centre Partners, a private equity fund.

Robert E. Glick has been one of our directors since October 1996. For more than 20 years and until May, 2007, Mr. Glick was an officer, director and principal stockholder in a number of privately-held companies which manufacture and market women’s apparel.  Since May 2007, Mr. Glick has been a consultant to a publicly-held company which manufactures and markets women’s apparel.

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

A majority of our directors are “independent,” as defined under the rules of Nasdaq. Such independent directors are Messrs. Blatte, Glick, Miller and Almagor. Our directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Our officers are elected annually by our Board of Directors and serve at its discretion.  All of our independent directors have served as such for more than the past five years and were initially selected for their experience as businessmen (Glick and Miller) or financial expertise (Blatte and Almagor). We believe that our board is best served by benefiting from this blend of business and financial expertise and experience. Our remaining directors consist of our co-executive officers who bring management’s perspective to the board’s deliberations and, our longest serving director (Skala), who, as an attorney with many years experience advising businesses, is able to provide guidance to the board from a legal perspective.

Committees of the Board of Directors

We have an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee.   The primary functions of the Audit Committee are to select or to recommend to our Board the selection of outside auditors; to monitor our relationships with our outside auditors and their interaction with our management in order to ensure their independence and objectivity; to review, and to assess the scope and quality of, our outside auditor’s services, including the audit of our annual financial statements; to review our financial management and accounting procedures; to review our financial statements with our management and outside auditors; and to review the adequacy of our system of internal accounting controls. Messrs. Blatte, Glick and Miller are the current members of the Audit Committee and are each “independent” (as that term is defined in NASD Rule 4200(a)(14)), and are each able to read and understand fundamental financial statements. Mr. Blatte, our audit committee financial expert, is the Chairman of the Audit Committee and possesses the financial expertise required under Rule 401(h) of Regulation S-K of the Act and NASD Rule 4350(d)(2). He is further “independent”, as that term is defined under Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. We will, in the future, continue to have (i) an Audit Committee of at least three members comprised solely of independent directors, each of whom will be able to read and understand fundamental financial statements (or will become able to do so within a reasonable period of time after his or her appointment); and (ii) at least one member of the Audit Committee that will possess the financial expertise required under NASD Rule 4350(d)(2). Our Board has adopted a written charter for the Audit Committee and the Audit Committee reviews and reassesses the adequacy of that charter on an annual basis.

Compensation Committee.    The functions of the Compensation Committee are to make recommendations to the Board regarding compensation of management employees and to administer plans and programs relating to employee benefits, incentives, compensation and awards under our 2002 Stock Award and Incentive Plan (the “2002 Plan”). Messrs. Glick (Chairman), Almagor and Miller are the current members of the Compensation Committee. The Board has determined that each of them is “independent,” as defined under the applicable rules of Nasdaq.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during 2009 and Forms 5 and amendments thereto furnished to us with respect to 2009, during 2009, each of our independent directors, and Jack Friedman, one of our executive officers and a director, untimely filed one report on Form 4 reporting one late transaction and Joel Bennett, one of our executive officers, also untimely filed one report on Form 4 reporting two late transactions.  Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during 2009 and Forms 5 and amendments thereto furnished to us with respect to 2009, all other Forms 3, 4 and 5 required to be filed during 2009 were done so on a timely basis.

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

The Compensation Committee also annually reviews the overall compensation of our named executive officers for the purpose of determining whether discretionary bonuses should be granted. In 2009, FWC presented a report to the Compensation Committee comparing our performance, size and executive compensation levels to those of peer group companies. FWC also reviewed with the Compensation Committee the base salaries, annual bonuses, total cash compensation, long-term compensation and total compensation of our senior executive officers relative to those companies. The performance comparison presented to the Compensation Committee each year includes a comparison of our total shareholder return, earnings per share growth, sales, net income (and one-year growth of both measures) to the peer group companies. The Compensation Committee reviews this information along with details about the components of each named executive officer’s compensation.

Peer Group

One of the factors considered by the Compensation Committee is the relative performance and the compensation of executives of peer group companies. The peer group is comprised of a group of the companies selected in conjunction with FWC that we believe provides relevant comparative information, as these companies represent a cross-section of publicly-traded companies with product lines and businesses similar to our own throughout the comparison period.  The composition of the peer group is reviewed annually and companies are added or removed from the group as circumstances warrant. For the last fiscal year, the peer group companies utilized for executive compensation analysis, which remained the same as in the previous year, were:

·	Activision, Inc.
·	Electronic Arts, Inc.
·	EMak Worldwide, Inc.
·	Hasbro, Inc.
·	Leapfrog Enterprises, Inc.
·	Marvel Enterprises, Inc.
·	Mattel, Inc.
·	RC2 Corp.
·	Kid Brands, Inc. (f/k/a Russ Berrie and Company, Inc.)
·	Take-Two Interactive, Inc.
·	THQ Inc.

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

Base Salary

Each of our named executive officers received compensation in 2009 pursuant to the terms of his respective employment agreement.  As discussed in greater detail below, the employment agreements for Messrs. Friedman and Berman expire on December 31, 2010 and Mr. Bennett’s employment agreement expired on December 31, 2009.  Pursuant to the terms of their employment agreements, Messrs. Friedman and Berman each receive a base salary which, pursuant to his employment agreement, is increased automatically each year by $25,000. Mr. Bennett’s employment agreement does not provide for automatic annual increases in base salary.  Any increase or additional increase in base salary, as the case may be, is determined by the Compensation Committee based on a combination of two factors. The first factor is the Compensation Committee’s evaluation of the salaries paid in peer group companies to executives with similar responsibilities. The second factor is the Compensation Committee’s evaluation of the executive’s unique role, job performance and other circumstances. Evaluating both of these factors allows us to offer a competitive total compensation value to each individual named executive officer taking into account the unique attributes of, and circumstances relating to, each individual, as well as marketplace factors. This approach has allowed us to continue to meet our objective of offering a competitive total compensation value and attracting and retaining key personnel. Based on its review of these factors, the Compensation Committee determined not to increase any of the base salaries of Messrs. Friedman and Berman including the contractually required minimum increase in 2009 as unnecessary to maintain our competitive total compensation position in the marketplace, nor did it determine to raise Mr. Bennett’s base salary for 2009.

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

The employment agreements for Messrs. Friedman and Berman provide for an incentive cash bonus award based on a percentage of each participant’s base salary if the performance goals set by the Compensation Committee are met for that year.  The employment agreements mandate that the specific criteria to be used is earnings per share and the Compensation Committee sets the various target thresholds to be met to earn increasing amounts of the bonus up to a maximum of 200% of base salary, although the Compensation Committee has the ability to increase the maximum in its discretion.  During the first quarter of each year, the Compensation Committee meets to establish the target thresholds for that year.  During 2009, the Company’s EPS declined so  Messrs. Friedman and Berman were not entitled to a mandated cash bonus. Mr. Bennett’s employment agreement provides for an annual bonus of up to 50% of his base salary to be awarded in the discretion of the Compensation Committee or the Board of Directors, upon consideration of such factors as economic and business conditions affecting us and his personal performance. Following such consideration, the Compensation Committee determined not to award Mr. Bennett a cash bonus for 2009.

The employment agreement for each of our named executive officers contemplates that the Compensation Committee may grant discretionary bonuses in situations where, in its sole judgment, it believes they are warranted.  The Compensation Committee approaches this aspect of the particular executive’s compensation package by looking at the other components of each executive’s aggregate compensation and then evaluating if any additional compensation is appropriate to meet our compensation goals.  As part of this review, the Compensation Committee, with significant input from FWC, collects information about the total compensation packages in our peer group and various indicia of performance by the peer group such as sales, one-year sales growth, net income, one-year net income growth, market capitalization, size of companies, one- and three-year stockholder returns, etc. and then compares such data to our corresponding performance data.  Following consideration of all of the above as well as input from FWC, the Compensation Committee did not approve any discretionary bonuses to Messrs. Friedman, Berman or Bennett for 2009.

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

The employment agreements for Messrs. Friedman and Berman provide for annual grants of 120,000 shares of restricted stock subject to a one or two-year vesting period, and in the latter case, all or part of which second year may be accelerated to one year if we achieve earnings per share growth targets.  The initial vesting of the restricted stock is subject to our achieving pre-tax income in excess of $2 million in the fiscal year that the grant is made.  Since we did not have in excess of $2 million of pre-tax income for 2009 ,none of the 2009 restricted stock awards to Messrs. Friedman and Berman vested and all of the restricted shares were forfeited back to us.  Mr. Bennett’s employment agreement does not provide for any specified award of restricted shares, rather the Compensation Committee has discretion to determine if an award of restricted shares (or stock options) should be granted and if granted, the specific terms of the grant.

After a review of all of the factors discussed above, the Compensation Committee determined that, in keeping with our compensation objectives, other than the contractual amounts no additional restricted stock (or stock option) awards should be granted to our named executives for fiscal 2009.

Other Benefits and Perquisites

Our executive officers participate in the health and dental coverage, life insurance, paid vacation and holidays, 401(k) retirement savings plans and other programs that are generally available to all of the Company’s employees.

The provision of any additional perquisites to each of the named executive officers is subject to review by the Compensation Committee.  Historically, these perquisites include payment of an automobile allowance and matching contributions to a 401(k) defined contribution plan.  In 2009, the named executive officers were granted the following perquisites:  automobile allowance and matching contributions to a 401(k) defined contribution plan.  We value perquisites at their incremental cost to us in accordance with SEC regulations.

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

Retirement Plans

Mr. Friedman’s employment agreement provides that, commencing at age 67, he may retire and receive a single-life annuity retirement payment of $975,000 per year for a period of ten (10) years following his retirement.  Mr. Friedman is currently 70 years old.  In the event of his death during such period, his estate will receive a death benefit equal to the difference between $2,925,000 and retirement benefits previously paid to him.  This retirement benefit is conditioned upon Mr. Friedman agreeing to accept the position of Chairman Emeritus of our Board of Directors, if so requested by the Board.  Mr. Friedman has given notice that he plans to retire as of April 1, 2010 and will accept the position of Chairman Emeritus.

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

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis (the “CD&A”) for the year ended December 31, 2009 with management. In reliance on the reviews and discussions referred to above, the compensation committee recommended to the board, and the board has approved, that the CD&A be furnished in the annual report on Form 10-K for the year ended December 31, 2009.

By the Compensation Committee of the Board of Directors: Robert E. Glick, Chairman Dan Almagor, Member Michael G. Miller, Member

 The following table sets forth the compensation we paid for our fiscal years ended December 31, 2007, 2008 and 2009 to (i) our Chief Executive Officer; (ii) each of our other executive officers whose compensation exceeded $100,000 on an annual basis; and (iii) up to two additional individuals for whom disclosure would have been provided under the foregoing clause (ii) but for the fact that the individual was not serving as an executive officer of our Company at the end of the last completed fiscal year (collectively, the “Named Officers”).

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (5)	Total ($)
Jack Friedman	2009	1,090,000	—	—	(1)	—	—	—	30,250	1,120,250
Chairman and	2008	1,090,000	250,000	2,833,200	(2)				33,500	4,206,700
Chief Executive Officer	2007	1,065,000	2,662,500	3,421,400	(3)	—	—	—	28,000	7,176,900

Stephen G. Berman	2009	1,090,000	—	—	(1)	—	—	—	30,250	1,120,250
Chief Operating	2008	1,090,000	250,000	2,833,200	(2)				29,200	4,202,400
Officer, President and Secretary	2007	1,065,000	2,662,500	3,421,400	(3)	—	—	—	25,500	7,174,400

Joel M. Bennett	2009	420,000	—	—		—	—	—	24,250	444,250
Executive Vice	2008	420,000	125,000	99,993	(4)				23,500	668,493
President and Chief Financial Officer	2007	400,000	300,000	464,400		—	—	—	19,500	1,183,900
____________

(1)
Pursuant to the 2002 Plan, on January 1, 2009, 120,000 shares of restricted stock were granted to the Named Officer, all of which were scheduled to vest on January 1, 2010 if we met certain financial criteria.  This criteria was not met and the shares were forfeited back to us on December 31, 2009.

(2)
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

(3)
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

(4)
The amount in this column was calculated as the product of (a) 3,593 shares of restricted stock multiplied by (b) $27.83, the last sales price of our common stock, as reported by Nasdaq on February 28, 2008, the date before the shares were granted,

(5)
Represents automobile allowances paid in the amount of $18,000 to each of Messrs. Friedman and Berman and $12,000 to, Mr. Bennett for 2007, 2008 and 2009; amount also includes matching contributions made by us to the Named Officer’s 401(k) defined contribution plan in the amount of $7,500, $7,500 and $12,250, respectively, for 2007, 2008 and 2009 for Messrs. Friedman and Berman and $11,200, $11,500 and $12,250, respectively, for Mr. Bennett. See “— Employee Pension Plan.”

The following table sets forth certain information regarding all equity-based compensation awards outstanding as of December 31, 2009 by the Named Officers:

Outstanding Equity Awards At Fiscal Year-end

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jack Friedman	—	—	—	—	—	—	—	—	—

Stephen G. Berman	—	—	—	—	—	—	—	—	—

Joel M. Bennett	—	—	—	—	—	1,796	21,768	—	—

(1)	The product of (x) $12.12 (the closing sale price of the common stock on December 31, 2009) multiplied by (y) the number of unvested restricted shares outstanding.

The following table sets forth certain information regarding amount realized upon the vesting and exercise of any equity-based compensation awards during 2009 by the Named Officers:

Options Exercises And Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Jack Friedman	—	—	—	—

Stephen G. Berman	—	—	—	—

Joel M. Bennett	—	—	5,000	60,600

(1)	Represents the product of (x) the closing sale price of the common stock on the date of vesting multiplied by (y) the number of restricted shares vested.

Potential Payments upon Termination or Change in Control

The following tables describe potential payments and other benefits that would have been received by each Named Officer at, following or in connection with any termination, including, without limitation, resignation, severance, retirement or a constructive termination of such Named Officer, or a change in control of our Company or a change in such Named Officer’s responsibilities on December 31, 2009.  The potential payments listed below assume that there is no earned but unpaid base salary at December 31, 2009.

Jack Friedman

	Upon Retirement	Quits For “Good Reason” (3)	Upon Death	Upon “Disability” (4)	Termination Without “Cause”	Termination For “Cause” (6)	Involuntary Termination In Connection with Change of Control(7)
Base Salary	$-	$167,500	$-	$(5)	$167,500	$-	$3,259,100	(8)
Retirement Benefit (1)	-	-	-	-	-	-	-
Restricted Stock - Performance-Based	-	-	-	-	-	-	1,454,400	(9)
Annual Cash Incentive Award (2)	-	-	-	-	-	-	-

Stephen G. Berman

	Upon Retirement	Quits For “Good Reason” (3)	Upon Death	Upon “Disability” (4)	Termination Without “Cause”	Termination For “Cause” (6)	Involuntary Termination In Connection with Change of Control(7)
Base Salary	$-	$167,500	$-	$-	$167,500	$-	$3,259,100	(8)
Restricted Stock - Performance-Based	-	-	-	-	-	-	1,454,400	(9)
Annual Cash Incentive Award (2)	-	-	-	-	-	-	-

Joel M. Bennett

	Upon Retirement	Quits For “Good Reason” (3)	Upon Death	Upon “Disability” (4)	Termination Without “Cause”	Termination For “Cause” (6)	Involuntary Termination In Connection with Change of Control(7)
Base Salary	$-	$420,000	$210,000	$210,000	$420,000	$-	$210,000
Restricted Stock - Performance-Based	-	-	-	-	-	-	-
Annual Cash Incentive Award (2)	-	-	-	-	-	-	-

_______________
(1) Mr. Friedman’s employment agreement with us (see “ - Employment Agreements”) provides that if he retires and is at least 67 years old, then he is entitled to be paid an annual retirement benefit of $975,000 (the “Retirement Benefit”) during the 10-year period following his retirement; provided, however, that Mr. Friedman must agree to serve as our non-executive Chairman Emeritus for so long as may be requested by the Board of Directors; and provided further, however, that if Mr. Friedman dies before the payment of his entire Retirement Benefit, the remaining Retirement Benefit will be reduced such that his designated beneficiary or estate, as the case may be, will receive in a lump sum the positive difference, if any, between $2,925,000 and any Retirement Benefit already paid to him.  Mr. Friedman was 70 years of age as at December 31, 2009.  Mr. Friedman has given notice that he will retire effective April 1, 2010 and accept the position of Chairman Emeritus.

(2) Assumes that if the Named Officer is terminated on December 31, 2009, they were employed through the end of the incentive period.

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

(8) Under the terms of Messrs. Friedman’s and Berman’s respective employment agreements (see “ - Employment Agreements”), if a change of control occurs, then they each have the right to terminate their employment and receive a payment equal to 2.99 times their then current annual salary (which was $1,090,000 in 2009).

(9) Each of Messrs. Friedman and Berman were granted and are scheduled to be granted restricted stock of our Company in accordance with the terms of their respective employment agreements (see “ – Employment Agreements”).  Pursuant to the terms of those employment agreements, vesting accelerates for performance-based restricted stock upon a change in control, whether or not the relevant performance targets are met.  Furthermore, under our Third Amended and Restated 1995 Stock Option Plan and 2002 Stock Award and Incentive Plan, in the event of a change in control, stock options granted under those plans become immediately exercisable in full and under our 2002 Stock Award and Incentive Plan, shares of restricted stock granted under that plan are immediately vested.  The stock price used to calculate values in the above tables is $12.12 per share, the closing price on the last trading day of 2009.

Compensation of Directors

Analogous to our executive compensation philosophy, it is our desire to similarly compensate our non-employee directors for their services in a way that will serve to attract and retain highly qualified members.  As changes in the securities laws require greater involvement by, and places additional burdens on, a company’s directors it becomes even more necessary to locate and retain highly qualified directors.  As such, after consulting with FWC, the Compensation Committee developed and the Board approved a structure for the compensation package of our non-employee directors so that the total compensation package of our non-employee directors would be at approximately the median total compensation package for non-employee directors in our peer group.

For 2009, each of our non-employee directors received (i) an annual cash stipend of $45,000 for serving on the Board, (ii) $1,000 for each board or committee meeting attended (whether in person or by telephone), and (iii) a grant of restricted shares of our common stock valued at $125,000 (using the closing price of our common stock for the last  trading day preceding the grant date). Directors are also reimbursed for reasonable expenses incurred in attending meetings.  The Chairman of the Audit Committee received a cash stipend of $25,000 for serving in such capacity and the Chairmen of the Compensation Committee and the Nominating and Corporate Governance Committee each received cash stipends of $10,000 for serving in such capacities.

Newly-elected non-employee directors will receive a portion of the foregoing annual consideration, pro rated according to the portion of the year in which they serve in such capacity.

In December 2009, our board of directors, after consulting with FWC, changed the compensation package  for non-employee directors as of January 1, 2010 by (i) increasing the annual cash stipend to $75,000, (ii) eliminating meeting fees for attendance at both board and committee meetings, (iii) increasing the annual fees paid to committee chairs and the members of the audit committee, (iv) decreasing by $25,000 the value of the annual grant of restricted shares of our common stock to $100,000 and (v) imposing minimum share holding requirements.  Specifically, the chair of the audit committee receives an annual fee of $30,000, each member of the audit committee receives a $15,000 annual fee (including the chair), the chair of the compensation committee and the nominating and governance committee each receives an annual fee of $15,000 and each member of such committees (including the chair) receives an annual fee of $10,000. In February 2010 our board determined the terms for the minimum share holding requirements.

Pursuant to the new minimum share holding requirements, each director will be required to  hold shares with a value equal to at least two times the average annual cash stipend paid to the director during the prior two calendar years.  In determining the value of a director’s share holdings, each option, whether or not in the money, will count as ½ share.  To illustrate:  if a director wishes to sell shares in 2010, he will have to hold shares with a market value of at least $90,000 prior to and following any sale of shares calculated as of the date of the sale, such $90,000 minimum calculated by taking the average cash stipend of $45,000 paid during the prior two years ($45,000 in each of 2008 and 2009) multiplied by two

The following table sets forth the compensation we paid to our non-employee directors for our fiscal year ended December 31, 2009:

Director Compensation

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dan Almagor	2009	95,000	125,183	—	—	—	—	220,183
David Blatte	2009	100,000	125,183	—	—	—	—	225,183
Robert Glick	2009	104,000	125,183	—	—	—	—	229,183
Michael Miller	2009	94,000	125,183	—	—	—	—	219,183
Murray Skala	2009	60,000	125,183	—	—	—	—	185,183

(1) For compensation reporting purposes, the value of the shares was determined by taking the product of (a) 6,068 shares of restricted stock multiplied by (b) $20.63, the last sales price of our common stock on December 31, 2008, as reported by Nasdaq, the date prior to the date the shares were granted, all of which shares vested on January 1, 2010.

Employment Agreements and Termination of Employment Arrangements

In March 2003 we amended and restated our employment agreements with each of Messrs. Friedman and Berman and on July 17, 2007 entered into a new employment agreement with Joel Bennett.

Mr. Friedman’s amended and restated employment agreement, pursuant to which he serves as our Chairman and Co-Chief Executive Officer, provides for an annual base salary in 2009 of $1,090,000. Mr. Friedman’s agreement expires December 31, 2010. His base salary is subject to annual increases determined by our Board of Directors, but in an amount not less than $25,000 per annum. For each fiscal year between 2007 through 2010, Mr. Friedman’s bonus will depend on our achieving certain earnings per share growth targets, with such earnings per share growth targets to be determined annually by the Compensation Committee of our Board of Directors. Depending on the levels of earnings per share growth that we achieve in each fiscal year, Mr. Friedman will receive an annual bonus from 0% to up to 200% of his base salary. This bonus will be paid in accordance with the terms and conditions of our 2002 Stock Award and Incentive Plan. In addition, in consideration for modifying and replacing the pre-tax income formula provided in his prior employment agreement for determining his annual bonus, and for entering into the amended employment agreement, Mr. Friedman was granted the right to be issued an aggregate of 1,080,000 shares of restricted stock. The first tranche of restricted stock, totaling 240,000 shares, was granted at the time the agreement became effective, and 120,000 shares were granted on each of January 1, 2004, 2005, 2006 and 2007 (or 480,000 shares in the aggregate). In each subsequent year of the employment agreement term, Mr. Friedman will receive 120,000 shares of restricted stock. The grant of these shares is in accordance with our 2002 Stock Award and Incentive Plan, and the vesting of each tranche of restricted stock is subject to our achieving pre-tax income in excess of $2,000,000 in the fiscal year that the grant is made. Each tranche of restricted stock granted or to be granted from January 1, 2004 through January 1, 2008 is subject to a two-year vesting period, which may be accelerated to one year if we achieve certain earnings per share growth targets. Each tranche of restricted stock to be granted thereafter through January 1, 2010, is subject to a one-year vesting period. Finally, the agreement provides that Mr. Friedman upon his retirement at or after age 67 will receive a single-life annuity retirement payment equal to $975,000 a year for a period of 10 years, or in the event of his death during such retirement period, his estate will receive a death benefit equal to the difference between $2,925,000 and any prior retirement benefits previously paid to him; provided, however, that Mr. Friedman must agree to serve as Chairman Emeritus of our Board of Directors, if requested to do so by such Board.  Mr. Friedman has given notice that he will retire effective April 1, 2010.  On February 26, 2010, our board approved the following with respect to Mr. Friedman’s retirement: (i) the Board waived the requirement under his employment agreement that we be given 60 days notice of his election to retire; (ii) in addition to serving as non-executive Chairman Emeritus as provided in his employment agreement, Mr. Friedman agreed to serve in the role of Chief Strategist to advise the Board and the Company on acquisitions and other strategy; (iii) Mr. Friedman agreed to waive any cash bonus for 2010 that he would otherwise have been entitled to under his employment agreement (he would have been entitled to receive a pro-rata portion of any cash bonus awarded under the provisions of Section 1(c) of the employment agreement); (iv)  Mr. Friedman will receive a car allowance during the period he receives the Retirement Benefit comparable to what he receives now; (v) we will provide Mr. Friedman with an office and use of a secretary part time; (vi) the 120,000 shares of restricted stock granted to him on January 1, 2010 will continue to vest on December 31, 2010 provided the $2 million Pre-Tax Income test required for vesting under Section 2.2 of the Restricted Stock Agreement is met.

Mr. Berman’s amended and restated employment agreement, pursuant to which he serves as our Co-Chief Executive Officer, President and Chief Operating Officer, provides for an annual base salary in 2009 of $1,090,000. Mr. Berman’s agreement expires December 31, 2010. His base salary is subject to annual increases determined by our Board of Directors, but in an amount not less than $25,000 per annum. For each fiscal year between 2007 through 2010, Mr. Berman’s bonus will depend on our achieving certain earnings per share growth targets, with such earnings per share growth targets to be determined annually by the Compensation Committee of our Board of Directors. Depending on the levels of earnings per share growth that we achieve in each fiscal year, Mr. Berman will receive an annual bonus of from 0% to up to 200% of his base salary. This bonus will be paid in accordance with the terms and conditions of our 2002 Stock Award and Incentive Plan. In addition, in consideration for modifying and replacing the pre-tax income formula provided in his prior employment agreement for determining his annual bonus, and for entering into the amended employment agreement, Mr. Berman was granted the right to be issued an aggregate of 1,080,000 shares of restricted stock. The first tranche of restricted stock, totaling 240,000 shares, was granted at the time the agreement became effective, and 120,000 shares were granted on each of January 1, 2004, 2005, 2006 and 2007 (or 480,000 shares in the aggregate). In each subsequent year of the employment agreement term, Mr. Berman will receive 120,000 shares of restricted stock. The grant of these shares is in accordance with our 2002 Stock Award and Incentive Plan, and the vesting of each tranche of restricted stock is subject to our achieving pre-tax income in excess of $2,000,000 in the fiscal year that the grant is made. Each tranche of restricted stock granted or to be granted from January 1, 2004 through January 1, 2008 is subject to a two-year vesting period, which may be accelerated to one year if we achieve certain earnings per share growth targets. Each tranche of restricted stock to be granted thereafter through January 1, 2010, is subject to a one-year vesting period.

On July 17, 2007, we entered into a new employment agreement with Mr. Bennett that expired on December 31, 2009, pursuant to which he received (i) a base salary of $400,000 per year; (ii) an annual discretionary bonus of up to 50% of his annual base salary, determined by the Compensation Committee or the Board of Directors; (iii) a $1,000 per month car allowance; and (iv) a one-time grant of 15,000 shares of restricted stock, vesting over three years in equal annual installments of 5,000 shares on December 31, 2007, 2008 and 2009, provided he remains employed by us on each vesting date.

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

Employee Benefits Plan

We sponsor for our U.S. employees (including the Named Officers), a defined contribution plan under Section 401(k) of the Internal Revenue Code. Through December 31, 2009, the plan provided that employees may defer up to 50% of their annual compensation subject to annual dollar limitations, and that we will make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation. Effecting January 1, 2010, employees may defer up to 50% of their annual compensation subject to annual dollar limitations, but we will not make a matching contribution.  Our matching contributions, which vest immediately, totaled $0.9 million, $1.2 million and $1.5 million for 2007, 2008 and 2009, respectively.

Compensation Committee Interlocks and Insider Participation

None of our executive officers has served as a director or member of a compensation committee (or other board committee performing equivalent functions) of any other entity, one of whose executive officers served as a director or a member of our Compensation Committee.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter s

The following table sets forth certain information as of March 15, 2010 with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each Named Officer, and (4) all our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)(2)	Amount and Nature of Beneficial Ownership (s)(3)		Percent of Outstanding Shares(4)
Third Avenue Management LLC	1,621,960	(5)	5.8%
Black Rock, Inc.	2,170,013	(6)	7.8
Dimensional Fund Advisors LP	2,354,200	(7)	8.4
FMR LLC	3,393,139	(8)	12.2
Deutsche Bank AG	1,401,350	(9)	5.0
Dreman Value Management, L.L.C.	1,834,235	(10)	6.6
Franklin Resources, Inc.	2,315,210	(11)	8.3
Jack Friedman	286,067	(12)	1.0
Stephen G. Berman	180,000	(13)	*
Joel M. Bennett	37,866		*
Dan Almagor	48,970	(14)	*
David C. Blatte	110,026	(15)	*
Robert E. Glick	65,547	(16)	*
Michael G. Miller	62,526	(17)	*
Murray L. Skala	70,026	(18)	*
All directors and executive officers as a group (8 persons)	861,028	(19)	3.1%

______________
*	Less than 1% of our outstanding shares.

(1)	Unless otherwise indicated, such person’s address is c/o JAKKS Pacific, Inc., 22619 Pacific Coast Highway, Malibu, California 90265.

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

(5)
The address of Third Avenue Management LLC is 622 Third Avenue, New York, NY 10017. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on February 16, 2010.

(6)
The address of Black Rock, Inc. is 40 East 52nd Street, New York, NY 10022. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on January 29, 2010.

(7)
The address of Dimensional Fund Advisors LP (formerly known as Dimensional Fund Advisors, Inc.) is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on February 8, 2010.

(8)
The address of FMR LLC is 82 Devonshire Street, Boston, MA 02109. Possesses sole voting power with respect to only 600,000 of such shares and sole dispositive power with respect to all of such 3,393,139 shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed on February 16, 2010.

(9)
The address of Deutsche Bank AG is Theodor-Heuss-Allee 70, 60468 Frankfurt am Main, Federal Republic of Germany. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on February 12, 2010.

(10)
The address of Dreman Value Management, L.L.C. is Harborside Financial Center, Plaza 10, Suite 800, Jersey City, NJ 07311. Possesses sole voting power with respect to 378,025 of such shares and shared voting power with respect to 26,885 of such shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on February 10, 2010.

(11)
The address of Franklin Resources, Inc. is One Franklin Parkway, San Mateo, CA 94403.   Franklin Templeton Investments Corp., a subsidiary or affiliate of Franklin Resources, Inc. possesses sole voting and dispositive power with respect to all of such 2,315,210 shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed on February 2, 2010.

(12)
Does not include 3,186 shares held in trusts for the benefit of children of Mr. Friedman. Includes 120,000 shares of common stock issued on January 1, 2010 pursuant to the terms of Mr. Friedman’s January 1, 2003 Employment Agreement, which shares are further subject to the terms of our January 1, 2010 Restricted Stock Award Agreement with Mr. Friedman (the “Friedman Agreement”). The Friedman Agreement provides that Mr. Friedman will forfeit his rights to all 120,000 shares unless certain conditions precedent are met prior to January 1, 2011, including the condition that our Pre-Tax Income (as defined in the Friedman Agreement) for 2010 exceeds $2,000,000, whereupon the forfeited shares will become authorized but unissued shares of our common stock. Also includes part of 120,000 shares granted on January 1, 2008, one-half of which were scheduled to vest (subject to acceleration) on January 1, 2009 and the balance on January 1, 2010, but the vesting schedule was modified by our   Board of Directors as a condition to receiving the 20,567 restricted share grant described below, further prohibiting Mr. Friedman from selling, assigning, transferring, pledging or otherwise encumbering (a) 10,000 of such shares until January 1, 2011 and (b) 10,000 shares until January 1, 2012. Also includes 20,567 shares granted on February 14, 2008 which are subject to a three-year restriction on sale and 87,500 shares which may not be sold prior to June 11, 2010.

(13)
Includes 120,000 shares of common stock issued on January 1, 2010 pursuant to the terms of Mr. Berman’s January 1, 2003 Employment Agreement, which shares are further subject to the terms of our January 1, 2010 Restricted Stock Award Agreement with Mr. Berman (the “Berman Agreement”). The Berman Agreement provides that Mr. Berman will forfeit his rights to all 120,000 shares unless certain conditions precedent are met prior to January 1, 2010, including the condition that our Pre-Tax Income (as defined in the Berman Agreement) for 2009 exceeds $2,000,000, whereupon the forfeited shares will become authorized but unissued shares of our common stock.  Also includes 60,000 shares granted on January 1, 2008, which vest on January 1, 2010, of which Mr. Berman is prohibited from selling, assigning, transferring, pledging or otherwise encumbering 10,000 shares until January 1, 2012, and the balance of 50,000 shares until December 20, 2011.

(14)
Includes 29,644 shares which Mr. Almagor may purchase upon the exercise of certain stock options and 19,326 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 8,190 shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2011.

(15)
Includes 82,500 shares which Mr. Blatte may purchase upon the exercise of certain stock options and 27,526 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 8,190 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2011.

(16)
Includes 33,021 shares which Mr. Glick may purchase upon the exercise of certain stock options and 32,526 shares of Common Stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 8,190 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2011.

(17)
Includes 30,000 shares which Mr. Miller may purchase upon the exercise of certain stock options and 32,526 shares of Common Stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 8,190 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2011.

(18)
Includes 37,500 shares which Mr. Skala may purchase upon the exercise of certain stock options and 32,526 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 8,190 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2010.

(19)
Excludes 3,186 shares held in trust for the benefit of Mr. Friedman’s children and includes an aggregate of 212,665 shares which the directors and executive officers may purchase upon the exercise of certain stock options.

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a)	Transactions with Related Persons

One of our directors, Murray L. Skala, is a partner in the law firm of Feder Kaszovitz LLP (f/k/a Feder, Kaszovitz, Isaacson, Weber, Skala, Weber, Bass & Rhine LLP), which has performed, and is expected to continue to perform, legal services for us. In 2009, we incurred approximately $2.5 million for legal fees and reimbursable expenses payable to that firm. As of December 31, 2008 and 2009, legal fees and reimbursable expenses of $1.5 million and $1.2 million, respectively, were payable to this law firm.

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

The following are the fees of BDO Seidman, LLP, our principal auditor, for the three years ended December 31, 2009, for services rendered in connection with the audit for those respective years (all of which have been pre-approved by the Audit Committee):

	2007	2008	2009
Audit Fees	$1,342,000	$1,395,000	$1,266,000
Audit Related Fees	$4,900	$4,400	$20,150
Tax Fees	$—	$21,200	$—
All Other Fees	$23,600	$29,000	$76,010

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements (included in Item 7):

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2008 and 2009

•	Consolidated Statements of Operations for the years ended December 31, 2007, 2008 and 2009

•	Consolidated Statements of Other Comprehensive Income (Loss) for the years ended December 31, 2007, 2008 and 2009

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2008 and 2009

•	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2008 and 2009

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules (included in Item 7):

•	Schedule II — Valuation and Qualifying Accounts

(3)	Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2.1	By-Laws of the Company (2)
3.2.2	Amendment to By-Laws of the Company (3)
10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.2.1	2008 Amendment to 2002 Stock Award and Incentive Plan (9)
10.3	Amended and Restated Employment Agreement between the Company and Jack Friedman, dated as of March 26, 2003 (10)
10.4	Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of March 26, 2003 10)
10.5	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (11)
10.6	Form of Restricted Stock Agreement (10)
10.7	Employment Agreement between the Company and Joel M. Bennett, dated July 17, 2007 (12)
14	Code of Ethics (13)
21	Subsidiaries of the Company (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Jack Friedman (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Stephen G. Berman (*)
31.3	Rule 13a-14(a)/15d-14(a) Certification of Joel Bennett (*)
32.1	Section 1350 Certification of Jack Friedman (*)
32.2	Section 1350 Certification of Stephen G. Berman (*)
32.3	Section 1350 Certification of Joel Bennett (*)
______________

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.

(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.

(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.

(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.

(9)	Filed previously as an exhibit to the Company’s Schedule 14A Proxy Statement, filed August 20, 2008, and incorporated herein by reference.

(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, filed March 31, 2003, and incorporated herein by reference.

(11)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.

(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed July 17, 2007, and incorporated herein by reference.

(13)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2010	JAKKS PACIFIC, INC.

	By:	/s/ JACK FRIEDMAN
Jack Friedman
Chairman and
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JACK FRIEDMAN
Jack Friedman	Chairman of the Board of Directors and	March 16, 2010
Co-Chief Executive Officer (Co-Principal Executive Officer)
/s/ JOEL M. BENNETT
Joel M. Bennett	Chief Financial Officer (Principal Financial Officer and	March 16, 2010
Principal Accounting Officer)
/s/ STEPHEN G. BERMAN
Stephen G. Berman	Director and Co-Chief Executive Officer (Co-Principal Executive Officer)	March 16, 2010
/s/ DAN ALMAGOR		March 16, 2010
Dan Almagor	Director
/s/ DAVID C. BLATTE		March 16, 2010
David C. Blatte	Director
/s/ ROBERT E. GLICK		March 16, 2010
Robert E. Glick	Director
/s/ MICHAEL G. MILLER		March 16, 2010
Michael G. Miller	Director
/s/ MURRAY L. SKALA		March 16, 2010
Murray L. Skala	Director

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2.1	By-Laws of the Company (2)
3.2.2	Amendment to By-Laws of the Company (3)
10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.2.1	2008 Amendment to 2002 Stock Award and Incentive Plan (9)
10.3	Amended and Restated Employment Agreement between the Company and Jack Friedman, dated as of March 26, 2003 (10)
10.4	Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of March 26, 2003 (10)
10.5	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (11)
10.6	Form of Restricted Stock Agreement (10)
10.7	Employment Agreement between the Company and Joel M. Bennett, dated July 17, 2007 (12)
14	Code of Ethics (13)
21	Subsidiaries of the Company (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Jack Friedman (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Stephen G. Berman (*)
31.3	Rule 13a-14(a)/15d-14(a) Certification of Joel Bennett (*)
32.1	Section 1350 Certification of Jack Friedman (*)
32.2	Section 1350 Certification of Stephen G. Berman (*)
32.3	Section 1350 Certification of Joel Bennett (*)

____________

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.

(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.

(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.

(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.

(9)	Filed previously as an exhibit to the Company’s Schedule 14A Proxy Statement, filed August 20, 2008 and incorporated herein by reference..

(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, filed March 31, 2003, and incorporated herein by reference.

(11)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.

(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed July 17, 2007, and incorporated herein by reference.

(13)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.

(*)	Filed herewith.