Form 10-Q
period 2010-03-31
JAKKS PACIFIC INC
filed 2010-05-07
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of the issuer’s common stock is 27,901,076 as of May 7, 2010.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
Quarter Ended March 31, 2010

ITEMS IN FORM 10-Q

		Page

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets - December 31, 2009 and March 31, 2010 (unaudited)	2
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and 2010 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2010 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Reserved
Item 5.	Other Information	None
Item 6.	Exhibits	36

Signatures		37
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

Index

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2009	March 31, 2010
	(*)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$254,837	$277,999
Marketable securities	202	204
Accounts receivable, net of allowances for uncollectible accounts of $2,005 and $2,136, respectively	129,930	59,236
Inventory	34,457	30,814
Income Tax receivable	35,015	42,200
Deferred income taxes	19,467	19,372
Prepaid expenses and other current assets	34,259	29,453
Total current assets	508,167	459,278
Property and equipment
Office furniture and equipment	12,218	12,360
Molds and tooling	55,054	55,816
Leasehold improvements	6,540	6,831
Total	73,812	75,007
Less accumulated depreciation and amortization	52,598	54,914
Property and equipment, net	21,214	20,093
Deferred income taxes	53,502	56,326
Intangibles and other, net	40,604	38,645
Investment in video game Joint Venture	6,727	-
Goodwill, net	1,571	1,571
Trademarks, net	2,308	2,308
Total assets	$634,093	$578,221
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$37,613	$21,116
Accrued expenses	64,051	42,727
Reserve for sales returns and allowances	33,897	18,967
Capital lease obligation	155	73
Convertible senior notes	20,262	20,262
Total current liabilities	155,978	103,145
Convertible Senior Notes, Net	86,728	87,410
Other Liabilities	2,490	2,607
Income taxes payable	16,788	16,926
Total liabilities	261,984	210,088
Stockholders’ equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 27,638,769 and 27,895,569 shares issued and outstanding, respectively	28	28
Additional paid-in capital	303,474	304,654
Retained earnings	72,835	67,679
Accumulated comprehensive loss	(4,228)	(4,228)
Total stockholders’ equity	372,109	368,133
Total liabilities and stockholders’ equity	$634,093	$578,221

(*) Derived from audited financial statements
See notes to condensed consolidated financial statements.

Index
JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31, (Unaudited)
	2009	2010

Net sales	$108,685	$77,345
Cost of sales	71,704	52,112
Gross profit	36,981	25,233
Selling, general and administrative expenses	54,554	38,861
Loss from operations	(17,573)	(13,628)
Profit from video game joint venture	2,896	-
Interest Income	179	57
Interest Expense, net of benefit	(1,267)	(1,197)
Loss before benefit for income taxes	(15,765)	(14,768)
Benefit for income taxes	(4,966)	(9,611)
Net Loss	$(10,799)	$(5,157)
Loss per share – basic	$(0.40)	$(0.19)
Loss per share – diluted	$(0.40)	$(0.19)

See notes to condensed consolidated financial statements.

Index

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31, (Unaudited)
	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(10,799)	$(5,157)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	4,828	4,586
Share-based compensation expense	1,994	1,180
Loss (Gain) on disposal of property and equipment	6	(9)
Deferred income taxes	709	(2,729)
Changes in operating assets and liabilities:
Accounts receivable	76,414	70,694
Inventory	8,782	3,643
Prepaid expenses and other current assets	(14,545)	4,806
Receivable from Joint Venture	(3,402)	6,727
Income tax receivable	79	(7,186)
Accounts payable	(35,127)	(16,497)
Accrued expenses	(24,611)	(21,324)
Income taxes payable	(6,938)	138
Reserve for sales returns and allowances	(4,374)	(14,930)
Other liabilities	111	117
Total adjustments	3,926	29,216
Net cash provided(used) by operating activities	(6,873)	24,059
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,191)	(1,250)
Change in other assets	342	437
Cash paid for net assets of business acquired	(11,679)	-
Net purchase of marketable securities	(3)	(2)
Net cash used in investing activities	(15,531)	(815)
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock repurchased	(1,389)	-
Increase/(decrease) in capital lease obligations	41	(82)
Net cash used in financing activities	(1,348)	(82)
Net increase (decrease) in cash and cash equivalents	(23,752)	23,162
Cash and cash equivalents, beginning of period	169,520	254,837
Cash and cash equivalents, end of period	$145,768	$277,999
Cash paid during the period for:
Income taxes	$2,116	$400
Interest	$8	$3
Non cash investing and financing activity:

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

Index

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2010

Note 1 — Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with Management’s Discussion and Analysis of financial condition and results of operations and the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, which contains audited financial information for the three years in the period ended December 31, 2009.

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

Index

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers - (continued)

Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts as of December 31, 2009 and March 31, 2010 and for the three months ended March 31, 2009 and 2010 are as follows (in thousands):

	Three Months Ended March 31,
	2009	2010
Net Sales
Traditional Toys	$97,592	$66,505
Craft/Activity/Writing Products	7,560	9,060
Pet Products	3,533	1,780
	$108,685	$77,345

	Three Months Ended March 31,
	2009	2010
Operating Loss
Traditional Toys	$(15,780)	$(11,718)
Craft/Activity/Writing Products	(1,222)	(1,596)
Pet Products	(571)	(314)
	$(17,573)	$(13,628)

	Three Months Ended March 31,
	2009	2010
Depreciation and Amortization Expense
Traditional Toys	$4,557	$3,424
Craft/Activity/Writing Products	179	1,075
Pet Products	92	87
	$4,828	$4,586

	December 31,	March 31,
	2009	2010
Assets
Traditional Toys	$565,516	$515,219
Craft/Activity/Writing Products	57,022	54,236
Pet Products	11,555	8,766
	$634,093	$578,221

Index

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers - (continued)

The following tables present information about the Company by geographic area as of December 31, 2009 and March 31, 2010 and for the three months ended March 31, 2009 and 2010 (in thousands):

	December 31, 2009	March 31, 2010
Long-lived Assets
United States	$19,917	$18,951
Hong Kong	1,297	1,142
	$21,214	$20,093

	Three Months Ended March 31,
	2009	2010
Net Sales by Geographic Area
United States	$90,072	$64,475
Europe	6,137	5,158
Canada	4,404	3,126
Hong Kong	3,247	1,443
Other	4,825	3,143
	$108,685	$77,345

Major Customers

Net sales to major customers for the three months ended March 31, 2009 and 2010 were as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2009		2010
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales

Wal-Mart	$35,546	32.7%	$19,398	25.1%
Target	15,696	14.4	9,827	12.7
Toys R Us	11,136	10.3	12,399	16.0
	$62,378	57.4%	$41,624	53.8%

No other customer accounted for more than 10% of the Company’s total net sales.

At December 31, 2009 and March 31, 2010, the Company’s three largest customers accounted for approximately 74.0% and 75.2%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

Index

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and warehouse costs, is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	December 31, 2009	March 31, 2010

Raw materials	$6,995	$7,056
Finished goods	27,462	23,758
	$34,457	$30,814

Note 4 — Revenue Recognition and Reserve for Sales Returns and Allowances

Revenue is recognized upon the shipment of goods to customers or their agents, depending on terms, provided that there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable, and collectability is reasonably assured and not contingent upon resale.

Generally, the Company does not allow product returns. It provides a negotiated allowance for breakage or defects to its customers, which is recorded when the related revenue is recognized. However, the Company does make occasional exceptions to this policy and consequently accrues a return allowance in gross sales based on historic return amounts and management estimates. The Company also will occasionally grant credits to facilitate markdowns and sales of slow moving merchandise. These credits are recorded as a reduction of gross sales at the time of occurrence.

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

The Company’s reserve for sales returns and allowances amounted to $33.9 million as of December 31, 2009, compared to $19.0 million as of March 31, 2010. This decrease was primarily due to certain customers taking their year-end allowances related to 2009 during 2010.

Index

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Convertible Senior Notes

In November 2009 the Company sold an aggregate of $100.0 million of 4.50% Convertible Senior Notes due 2014 (the “Notes”). The Notes are senior unsecured obligations of JAKKS, will pay interest semi-annually at a rate of 4.50% per annum and will mature on November 1, 2014. The conversion rate will initially be 63.2091 shares of JAKKS common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment in certain circumstances. Prior to August 1, 2014, holders of the Notes may convert their Notes only upon specified events. Upon conversion, the Notes may be settled, at the Company’s election, in cash, shares of its common stock, or a combination of cash and shares of its common stock. Holders of the Notes may require the Company to repurchase for cash all or some of their Notes upon the occurrence of a fundamental change (as defined).

The Company used a portion of the net proceeds from the offering to repurchase $77.7 million of its 4.625% convertible senior notes due in 2023 and may repurchase the remaining $20.3 million of its 4.625% convertible senior notes in June 2010. In the event the Company is unable to or otherwise does not repurchase such Notes on satisfactory terms, it may use such proceeds for general corporate purposes.

In June 2003, the Company sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023 of which $20.3 million remain outstanding. The notes may be converted into shares of the Company’s common stock at an initial conversion price of $20.00 per share, or 50 shares per note, subject to certain circumstances. The notes may be converted in each quarter subsequent to any quarter in which the closing price of the Company’s common stock is at or above a prescribed price for at least 20 trading days in the last 30 trading day period of the quarter. The prescribed price for the conversion trigger is $24.00 through June 30, 2010, and increases nominally each quarter thereafter. Cash interest is payable at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year, commencing on December 15, 2003. After June 15, 2010, interest will accrue at the same rate on the outstanding notes. At maturity, the Company will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance, unless redeemed or converted earlier. The notes were not convertible as of March 31, 2010 and are not convertible during the second quarter of 2010.

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

 Note 6 — Income Taxes

The Company’s income tax benefit of $9.6 million for the three months ended March 31, 2010 reflects an effective tax benefit of 65.1%. Included in the tax benefit of $9.6 million is a tax benefit of $4.9 million related to a reduction in tax reserves resulting from the effective settlement of tax audits of the Company’s 2003 through 2006 income tax returns. Absent this discrete tax benefit, the Company’s effective tax rate for the three months ended March 31, 2010 is 32.2%. The Company’s tax benefit for the three months ended March 31, 2009 was $5.0 million and reflected an effective tax rate of 31.5%.

Index

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Loss Per Share

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2009			2010
	Income / (Loss)	Weighted Average Shares	Per-Share	Income / (Loss)	Weighted Average Shares	Per-Share

Loss per share - basic
Income available to common stockholders	$(10,799)	27,194	$(0.40)	$(5,157)	27,393	$(0.19)
Loss per share - diluted
Income available to common stockholders plus assumed exercises and conversion	$(10,799)	27,194	$(0.40)	$(5,157)	27,393	$(0.19)

Index

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Loss Per Share (continued)

Basic loss per share has been computed using the weighted average number of common shares outstanding. Diluted loss per share has been computed using the weighted average number of common shares and common share equivalents outstanding (which consist of warrants, options and convertible debt to the extent they are dilutive). For the three months ended March 31, 2010, the convertible notes interest and related common share equivalent of 7,334,010, diluted options and unvested restricted stock grants outstanding of 504,497 were excluded from the diluted loss per share calculation because they were anti-dilutive. Potentially dilutive stock options of 402,203 and 388,555 for the three months ended March 31, 2009 and 2010, respectively, were excluded from the computation of diluted loss per share as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and to have included them would have been anti-dilutive. Potentially dilutive restricted stock of 421,179 and nil for the three months ended March 31, 2009 and 2010, respectively, were excluded from the computation of diluted loss per share as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and to have included them would have been anti-dilutive.

Note 8 — Common Stock and Preferred Stock

The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.

In January 2010, the Company issued an aggregate of 240,000 shares of restricted stock at an aggregate value of approximately $2.9 million to two of its executive officers, which vest, subject to certain Company financial performance criteria, in January 2011, and an aggregate of 40,950 shares of restricted stock to its five non-employee directors, which vest in January 2011, at an aggregate value of approximately $0.5 million.

 All issuances of common stock, including those issued pursuant to stock option and warrant exercises, restricted stock grants and acquisitions, are issued from the Company’s authorized but not issued and outstanding shares.

Index

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Business Combinations

The Company acquired the following entities to further enhance its existing product lines and to continue diversification into other toy categories and seasonal businesses:

In October 2008, the Company acquired substantially all of the assets of Tollytots Limited. The total initial consideration of $26.8 million consisted of $12.0 million in cash and the assumption of liabilities in the amount of $14.8 million, and resulted in goodwill of $4.1 million, of which $3.1 million has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $5.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. In the first earn-out period ended December 31, 2009, no portion of the earn-out was earned. Tollytots is a leading designer and producer of licensed baby dolls and baby doll pretend play accessories based on well-known brands, and was included in its results of operations from the date of acquisition.

In October 2008, the Company acquired all of the stock of Kids Only, Inc. and a related Hong Kong company, Kids Only Limited (collectively, “Kids Only”). The total initial consideration of $23.8 million consisted of $20.4 million in cash and the assumption of liabilities in the amount of $3.4 million, and resulted in goodwill of $13.2 million, of which $12.7 million has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $5.6 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. The first earn-out period ended September 30, 2009 and the full earn-out amount was earned for the first earn-out period earn-out agreement. Kids Only is a leading designer and producer of licensed indoor and outdoor kids’ furniture, and has an extensive portfolio which also includes baby dolls and accessories, room décor and a myriad of other children’s toy products, and was included in its results of operations from the date of acquisition. Pro forma results of operations are not provided since the amounts are not material to the consolidated results of operations.

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

Note 10 — Joint Venture

The Company owned a fifty percent interest in a joint venture with THQ Inc. (“THQ”), which developed, published and distributed interactive entertainment software for the leading hardware game platforms in the home video game market. Pursuant to a Settlement Agreement and Mutual Release dated December 22, 2009, the joint venture was terminated on December 31, 2009 and THQ is obligated to pay the Company fixed payments of $6.0 million on each of June 30, 2010 and 2011 and $4.0 million on each of June 30, 2012 and 2013 which the Company will record as income on a cash basis when received (see Note 14).

Index

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Joint Venture (continued)

As of December 31, 2009 and March 31, 2010, the balance of the investment in the video game joint venture includes the following components (in thousands):

	December 31	March 31,
	2009	2010
Preferred return receivable	$6,727	$-
Investment costs, net	—	-
	$6,727	$-

Note 11 — Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2010 are as follows (in thousands):

Traditional Toys
Balance at beginning of the period	$1,571
Adjustments to goodwill during the period	-

Balance at end of the period	$1,571

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

During the second quarter of 2009, the Company determined that the significant decline in its market capitalization was likely to be sustained and that an interim goodwill impairment test was required. As a result of such testing, the Company determined that $407.1 million, substantially of the goodwill related to previous acquisitions, including the acquisition of Disguise in December 2008, was impaired. This amount was charged to expense in Write-down of Goodwill in the second quarter of 2009.

At December 31, 2009, the Company recorded deferred tax liabilities related to the Tollytots and Kids Only acquisitions that resulted in Goodwill of $1.6 million.

Index

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

		December 31, 2009			March 31, 2010
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)

Amortized Intangible Assets:
Acquired order backlog	.50	$2,393	$(2,393)	$—	$2,393	$(2,393)	$-
Licenses	4.84	85,788	(57,396)	28,392	85,788	(58,550)	27,238
Product lines	3.62	19,100	(18,285)	815	19,100	(18,290)	810
Customer relationships	5.32	6,296	(2,912)	3,384	6,296	(3,073)	3,223
Non-compete/Employment contracts	3.84	3,133	(2,823)	310	3,133	(2,855)	278
Debt offering costs	5.74	4,444	(372)	4,072	4,444	(565)	3,879
Total amortized intangible assets		121,154	(84,181)	36,973	121,154	(85,726)	35,428
Unamortized Intangible Assets:
Trademarks		2,308		2,308	2,308		2,308
		$123,462	$(84,181)	$39,281	$123,462	$(85,726)	$37,736

Amortization expense related to limited life intangible assets was $1.6 million and $1.5 million for the three months ended March 31, 2009 and 2010, respectively.

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

Index

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Comprehensive Income (Loss)

The table below presents the components of the Company’s comprehensive loss for the three months ended March 31, 2009 and 2010 (in thousands):

	Three Months Ended March 31,
	2009	2010

Net loss	$(10,799)	$(5,157)
Other comprehensive income (loss):
Foreign currency translation adjustment	(7)	1
Comprehensive loss	$(10,806)	$(5,156)

Note 14— Litigation

On October 12, 2006, World Wrestling Entertainment, Inc. (“WWE”) commenced a lawsuit in Connecticut state court against THQ/JAKKS Pacific LLC, alleging that sales of WWE video games in Japan and other countries in Asia were not lawful (the “Connecticut Action”). The lawsuit sought, among other things, a declaration that WWE is entitled to terminate the video game license and monetary damages. In 2007, WWE filed an amended complaint in the Connecticut Action to add the principal part of the state law claims present in the action filed by WWE in the Southern District of New York (the “WWE Action”) to the Connecticut Action; the WWE Action was finally dismissed in 2009. THQ filed a cross-complaint that asserted claims by THQ and Mr. Farrell, THQ’s Chief Executive Officer, for indemnification from the Company in the event that WWE prevailed on its claims against THQ and Farrell and also asserted claims by THQ that the Company breached its fiduciary duties to THQ in connection with the videogame license between WWE and the THQ/JAKKS Pacific joint venture and sought equitable and legal relief, including substantial monetary and exemplary damages against the Company in connection with its claim. Thereafter, the WWE claims and the THQ cross-claims in the Connecticut Action were all dismissed with prejudice pursuant to settlement agreements that the Company entered into with WWE and THQ dated December 22, 2009 (the “Settlements”). The settlement agreement with THQ provides for payments to the Company in the aggregate amount of $20.0 million payable $6.0 million, $6.0 million, $4.0 million and $4.0 million in 2010, 2011, 2012 and 2013, respectively.

In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York (the “Class Actions”), alleging damages associated with the facts alleged in the WWE Action that was finally dismissed in 2009. A motion to dismiss the Class Actions was filed, was fully briefed and argument occurred on November 30, 2006. The motion was granted without prejudice to seeking leave to amend; such leave was granted to plaintiffs, an amended complaint was filed and briefing was completed with respect to a motion to dismiss, which was scheduled for argument in October 2008. That date was adjourned by the Court. The parties thereafter reached an agreement to settle this matter. In November 2009, a motion was filed by plaintiffs’ counsel for preliminary approval of this agreement, which provided for the matter to be settled for $3.9 million, without any admission of liability on the part of the Company, or its officers and directors. Three shareholder derivative actions pertaining to the WWE Action and the Class Actions were also filed against the Company, nominally, and against certain of the Company’s Board members (the “Derivative Actions”). The Derivative Actions seek to hold the individual defendants liable for damages allegedly caused to the Company by their actions, and, in one of the Derivative Actions, seeks restitution to the Company of profits, benefits and other compensation obtained by them. Agreement to resolve the Derivative Actions has been reached, but it is also subject to Court approval. A Company insurer has agreed to provide the $4.1 million that will be used to settle the Class Actions and the Derivative Actions.

The Company is a party to, and certain of its property is the subject of, various other pending claims and legal proceedings that routinely arise in the ordinary course of its business. The Company does not believe that any of these claims or proceedings will have a material effect on its business, financial condition or results of operations.

Index

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15 — Share-Based Payments

The Company’s 2002 Stock Award and Incentive Plan (the “Plan”) provides for the awarding of stock options and restricted stock to employees, officers and non-employee directors. The Plan is more fully described in Notes 14 and 16 to the Consolidated Financial Statements in the Company’s 2009 Annual Report on Form 10-K.

The following table summarizes the total share-based compensation expense and related tax benefits recognized for the three months ended March 31, 2009 and 2010 (in thousands):

	Three Months Ended March 31,
	2009	2010

Stock option compensation expense	$109	$39
Tax benefit related to stock option compensation	$39	$14
Restricted stock compensation expense	$1,885	$1,141
Tax benefit related to restricted stock compensation	$718	$431

Stock option activity pursuant to the Plan for three months ended March 31, 2010 is summarized as follows:

	Plan Stock Options (*)
	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2009	444,715	$19.63
Granted	-	$-
Exercised	-	$-
Cancelled	(57,400)	$21.20
Outstanding, March 31, 2010	387,315	$19.39

* The stock option activity excludes 100,000 of fully vested warrants issued during 2003 with an initial exercise price of $11.35 per share, which expire August 14, 2013 and are outstanding at March 31, 2010.

Restricted stock award activity pursuant to the Plan for the three months ended March 31, 2010 is summarized as follows:

	Restricted Stock Awards
	Number of Shares	Weighted Average Exercise Price

Outstanding, December 31, 2009	436,443	$20.24
Awarded	280,950	$12.12
Released	(178,526)	$23.11
Forfeited	(24,150)	$17.98
Outstanding, March 31, 2010	514,717	$14.92

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and Notes thereto which appear elsewhere herein.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements and supplementary information were prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Inherent in the application of many of these accounting policies is the need for management to make estimates and judgments in the determination of certain revenues, expenses, assets and liabilities. As such, materially different financial results can occur as circumstances change and additional information becomes known. The policies with the greatest potential effect on our results of operations and financial position include:

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

Factors we consider important which could trigger an impairment review include the following:
●	significant underperformance relative to expected historical or projected future operating results;
●	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and
●	significant negative industry or economic trends.

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

Index

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

Goodwill and Intangible assets amounted to $39.3 million as of March 31, 2010.

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

Discrete Items for Income Taxes. A discrete tax benefit of $4.9 million was recognized during the three months ended March 31, 2010 related to a reduction in tax reserves resulting from the effective settlement of tax audits of the Company’s 2003 through 2006 income tax returns.

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

Management employs a threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Tax benefits that are subject to challenge by tax authorities are analyzed and accounted for in the income tax provision.

 We accrue a tax reserve for additional income taxes, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based on management’s assessment of all relevant information, and is periodically reviewed and adjusted as circumstances warrant. As of March 31, 2010, our income tax reserves are approximately $16.9 million and relate to the potential income tax audit adjustments, primarily in the areas of income allocation and transfer pricing.

Index

Share-Based Compensation . We grant restricted stock and options to purchase our common stock to our employees (including officers) and non-employee directors under our 2002 Stock Award and Incentive Plan (the “Plan”), which incorporated the shares remaining under our Third Amended and Restated 1995 Stock Option Plan. The benefits provided under the Plan are share-based payments. We estimate the value of share-based awards on the date of grant using the Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, cancellations, terminations, risk-free interest rates and expected dividends.

Recent Developments

In October 2008, we acquired substantially all of the assets of Tollytots Limited. The total initial consideration of $26.8 million consisted of $12.0 million in cash and the assumption of liabilities in the amount of $14.8 million, and resulted in goodwill of $4.1 million, of which $3.1 million has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. In the first earn-out period ended December 31, 2009, no portion of the earn-out was earned. Tollytots is a leading designer and producer of licensed baby dolls and baby doll pretend play accessories based on well-known brands and was included in our results of operations from the date of acquisition.

In October 2008, we acquired substantially all of the stock of Kids Only, Inc. and a related Hong Kong company, Kids Only Limited (collectively, “Kids Only”). The total initial consideration of $23.8 million consisted of $20.4 million in cash and the assumption of liabilities in the amount of $3.4 million, and resulted in goodwill of $13.2 million, of which $12.7 million has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.6 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. The first earn-out period ended September 30, 2009 and the full earn-out amount was earned for the first earn-out period. Kids Only is a leading designer and producer of licensed indoor and outdoor kids’ furniture, and has an extensive portfolio which also includes baby dolls and accessories, room décor and a myriad of other children’s toy products and was included in our results of operations from the date of acquisition.

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

On November 10, 2009, we sold an aggregate of $100.0 million of 4.50% Convertible Senior Notes due 2014 (the “Notes”). The Notes are senior unsecured obligations of JAKKS, will pay interest semi-annually at a rate of 4.50% per annum and will mature on November 1, 2014. The conversion rate will initially be 63.2091 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment in certain circumstances. Prior to August 1, 2014, holders of the Notes may convert their Notes only upon specified events. Upon conversion, the Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Holders of the Notes may require us to repurchase for cash all or some of their Notes upon the occurrence of a fundamental change (as defined in the Notes). We used a portion of the net proceeds from the offering to repurchase $77.7 million of our 4.625% convertible senior notes due in 2023.

On December 22, 2009 we entered into a Settlement Agreement and Mutual Release pursuant to which our joint venture with THQ was terminated as of December 31, 2009 and we will receive fixed payments in the aggregate amount of $20.0 million from THQ payable $6.0 million on each of June 30, 2010 and 2011 and $4.0 million on each of June 30, 2012 and 2013 which we will record as income on a cash basis over the term.

Index

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended March 31,
	2009	2010

Net sales	100.0%	100.0%
Cost of sales	66.0	67.4
Gross profit	34.0	32.6
Selling, general and administrative expenses	50.2	50.2
Loss from operations	(16.2)	(17.6)
Profit from video game joint venture	2.7	-
Interest income	0.2	0.1
Interest expense, net of benefit	(1.2)	(1.5)
Loss before benefit for income taxes	(14.5)	(19.0)
Benefit for income taxes	(4.6)	(12.4)
Net Loss	(9.9)%	(6.6)%

The following unaudited table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Three Months Ended March 31,
	2009	2010

Net Sales
Traditional Toys	$97,592	$66,505
Craft/Activity/Writing Products	7,560	9,060
Pet Products	3,533	1,780
	108,685	77,345
Cost of Sales
Traditional Toys	63,207	44,810
Craft/Activity/Writing Products	5,207	5,938
Pet Products	3,290	1,364
	71,704	52,112
Gross Profit
Traditional Toys	34,385	21,695
Craft/Activity/Writing Products	2,353	3,122
Pet Products	243	416
	$36,981	$25,233

Index

Comparison of the Three Months Ended March 31, 2010 and 2009

Net Sales

Traditional Toys. Net sales of our Traditional Toys segment were $66.5 million in the three months ended March 31, 2010, compared to $97.6 million in the prior year period, representing a decrease of $31.3 million, or 28.8%. The decrease in net sales was primarily due to lower unit sales of our WWE®, Pokémon® and Smurfs® toys, Hannah Montana® dolls, dress-up and electronics, and other JAKKS products, including EyeClops® electronics, Graco® dolls and accessories, In My Pocket & Friends™ and Discovery Kids® toys, Nascar® vehicles and JAKKS™ dolls. This was offset in part by increases in unit sales of some products, including UFC action figures, Bella Sara®, Club Penguin™ and Hello Kitty® toys, Cabbage Patch Kids® dolls, Road Champs vehicles, and Lucky BeeBee™ activities.

Craft/Activity/Writing Product. Net sales of our Craft/Activity/Writing Products were $9.1 million in the three months ended March 31, 2010 , compared to $7.6 million in the prior year period, representing an increase of $1.5 million, or 19.8%. The increase in net sales was primarily due to increases in unit sales of our activity items, offset in part by decreases in unit sales of Spa Factory™ activity toys.

Pet Products. Net sales of our Pet Products were $1.7 million in the three months ended March 31, 2010, compared to $3.5 million in the prior year period, representing a decrease of $1.8 million, or 49.6%. The decrease is mainly attributable to the less available shelf space for pet products at some of our major customer retail stores, and lower unit sales of consumable pet products. Sales of pet products were led by our AKC® licensed line of products.

Cost of Sales

Traditional Toys. Cost of sales of our Traditional Toys segment was $44.8 million, or 67.4% of related net sales, for the three months ended March 31, 2010, compared to $63.2 million, or 64.8% of related net sales, in the prior year period, representing a decrease of $18.4 million, or 29.4%. The dollar decrease is due to lower sales. The increase in cost of sales as a percentage of net sales is primarily due to a change in the product mix and higher royalty costs partially offset by lower depreciation of molds and tooling.

Craft/Activity/Writing Products. Cost of sales of our Craft/Activity/Writing Products segment was $5.9 million, or 65.5% of related net sales, in 2009, compared to $5.2 million, or 68.9% of related net sales, in the prior year period, representing an increase of $0.7 million, or 14.0%. The $0.7 million increase was primarily driven by higher sales volume. Product costs as a percentage of net sales decreased primarily due to the mix of the product and lower royalty expense. Royalty expense decreased by $0.4 million or 26.7% as a percentage of net sales due to a non recurring royalty expense in the first three months of 2009.

Pet Product. Cost of sales of our Pet products was $1.4 million, or 76.6% of related net sales, for the three months ended March 31, 2010, compared to $3.3 million, or 93.1% of related net sales, in the prior period, representing a decrease of $1.9 million, or 58.5%. This decrease primarily consisted of a decrease in product costs of $1.8 million, due to the mix of product and non-recurring closeout discounts in the three months ended March 31, 2009. Product costs as a percentage of net sales decreased primarily due to non-recurring closeout discounts in the three months ended March 31, 2009. Royalty expense decreased by $0.2 million on lower sales volumes and increased as a percentage of sales due to changes in the product mix.

Index

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $38.9 million in the three months ended March 31, 2010 and $54.6 million in the prior year period, constituting 50.2% and 50.2% of net sales, respectively. Selling, general and administrative expenses decreased $15.7 million from the prior year period primarily due to the favorable effect of cost controls and restructuring initiatives, coupled with the effect of lower sales on certain volume-sensitive expenses specifically, product development ($4.7 million), salary and benefits ($3.6 million), direct selling costs ($2.5 million), rent ($1.2 million), marketing ($1.0 million), legal ($0.7 million), stock compensation ($0.7 million), outside services and temporary labor ($0.7 million) and commissions ($0.6 million), partially offset by increased bad debt expense ($0.4 million) and bonus expense ($0.6 million).

Write-down of Intangible Assets

As of June 30, 2009, we determined that the tradenames “Child Guidance,” “Play Along” and certain tradenames associated with our Crafts and Activities product lines would either be discontinued, or were under-performing. Consequently, the intangible assets associated with these tradenames were written off to “Write-down of Intangible Assets”, resulting in a non-cash charge of $8.2 million. During the third quarter of 2008, the Company discontinued the use of the “Toymax” and “Trendmaster” tradenames on products and market these products under the JAKKS Pacific trademark. Consequently, the intangible assets associated with these tradenames were written off to “Write-down of Intangible Assets”, resulting in a charge of $3.5 million. Also, the Company adjusted the value of the Child Guidance trademark to reflect lower sales expectations for this tradename, resulting in a charge to “Write-down of Intangible Assets” of $5.6 million.

Write-down of Goodwill

As of June 30, 2009, we determined that the significant decline in our market capitalization was likely to be sustained and that an interim goodwill impairment test was required. As a result of such testing, we determined that $407.1 million, or all of the goodwill related to previous acquisitions, including the acquisition of Disguise in December 2008, was impaired. This amount was charged to expense in “Write-down of Goodwill” during the second quarter of 2009.

Profit from Video Game Joint Venture

We did not incur any income from our video game joint venture in 2010, as compared to profit of $2.9 million in 2009. Pursuant to a Settlement Agreement and Mutual Release dated December 22, 2009, the joint venture was terminated on December 31, 2009 and we will receive fixed payments in the aggregate amount of $20.0 million from THQ payable $6.0 million on each of June 30, 2010 and 2011 and $4.0 million on each of June 30, 2012 and 2013 which we will record as income on a cash basis over the term (see “Legal Proceedings”).

 Interest Income

 Interest income in the three months ended March 31, 2010 was $0.1 million, as compared to $0.2 million in the three months ended March 31, 2009. The decrease is due to lower interest rates during 2010 compared to 2009.

Index

Interest Expense

Interest expense was $1.2 million in the three months ended March 31, 2010, as compared to $1.3 million in the prior period. In the three months ended March 31, 2010, we booked interest expense of $2.2 million related to our convertible senior notes payable, offset in part by a net benefit of $1.0 million related to uncertain tax positions taken or expected to be taken in a tax return and net interest expense of $0.1 million related to uncertain tax positions taken or expected to be taken in a tax return. In the three months ended March 31, 2009, we booked interest expense of $1.1 million related to our convertible senior notes payable and net interest expense of $0.1 million related to uncertain tax positions taken or expected to be taken in a tax return.

Provision for Income Taxes

Our income tax benefit, which includes federal, state and foreign income taxes, and discrete items, was $9.6 million, or an effective tax rate benefit of 65.1% for the three months ended March 31, 2010. During the comparable period in 2009, the income tax expense was $5.0 million, or an effective tax provision rate of 31.5%.

The income tax benefit for the three months ended March 31, 2010 included a discrete benefit of $4.9 million related to a reduction in tax reserves resulting from the effective settlement of tax audits of the Company’s 2003 through 2006 income tax returns (see Note 6 of the Notes to Condensed Consolidated Financial Statements, supra.). Exclusive of the discrete items, the March 31, 2010 effective tax provision rate would be 32.2%.

Index

Seasonality and Backlog

The retail toy industry is inherently seasonal. Generally, our sales have been highest during the third and fourth quarters, and collections for those sales have been highest during the succeeding fourth and first fiscal quarters. Our working capital needs have been highest during the third and fourth quarters.

While we have taken steps to level sales over the entire year, sales are expected to remain heavily influenced by the seasonality of our toy and Halloween products. The result of these seasonal patterns is that operating results and demand for working capital may vary significantly by quarter. Orders placed with us for shipment are cancelable until the date of shipment. The combination of seasonal demand and the potential for order cancellation makes accurate forecasting of future sales difficult and causes us to believe that backlog may not be an accurate indicator of our future sales. Similarly, financial results for a particular quarter may not be indicative of results for the entire year.

Liquidity and Capital Resources

As of March 31, 2010, we had working capital of $356.1 million, compared to $352.1 million as of December 31, 2009. The increase was primarily attributable to seasonally accounts receivable, inventory and prepaid expense balances offset partially by lower accrued expenses and accounts payable balances.

Operating activities provided net cash of $24.1 million in the first three months of 2010, as compared to a net cash use of $6.9 million in the prior year period. Net cash was provided primarily from receipt of payments for outstanding receivables. Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 69 days as of March 31, 2010, an increase from 59 days as of March 31, 2009. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of March 31, 2010, we had cash and cash equivalents of $278.0 million.

Our investing activities used net cash of $0.8 million in the three months ended March 31, 2010, as compared to $15.5 million in the prior year period, consisting primarily of cash paid for the purchase of office furniture and equipment and molds and tooling of $1.3 million used in the manufacture of our products, offset in part by the change in other assets of $0.4 million. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 14% payable on net sales of such products. As of March 31, 2010, these agreements required future aggregate minimum guarantees of $84.7 million, exclusive of $58.8 million in advances already paid. Of this $84.7 million future minimum guarantee, $59.4 million is due over the next twelve months.

Our financing activities used net cash of $0.1 million in 2009, consisting of payments for capital leases.

Index

In October 2008, we acquired substantially all of the assets of Tollytots Limited. The total initial consideration of $26.8 million consisted of $12.0 million in cash and the assumption of liabilities in the amount of $14.8 million, and resulted in goodwill of $4.1 million, of which $3.1 million has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. In the first earn-out period ended December 31, 2009, no portion of the earn-out was earned. Tollytots is a leading designer and producer of licensed baby dolls and baby doll pretend play accessories based on well-known brands and was included in our results of operations from the date of acquisition.

In October 2008, we acquired substantially all of the stock of Kids Only, Inc. and a related Hong Kong company, Kids Only Limited (collectively, “Kids Only”). The total initial consideration of $23.5 million consisted of $20.4 million in cash and the assumption of liabilities in the amount of $3.4 million, and resulted in goodwill of $13.2 million, of which $12.7 million has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.6 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. The first earn-out period ended September 30, 2009 and the full earn-out amount was earned for the first earn-out period. Kids Only is a leading designer and producer of licensed indoor and outdoor kids’ furniture, and has an extensive portfolio which also includes baby dolls and accessories, room décor and a myriad of other children’s toy products and was included in our results of operations from the date of acquisition.

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

In November 2009, we sold an aggregate of $100.0 million of 4.50% Convertible Senior Notes due 2014 (the “Notes”). The Notes are senior unsecured obligations of JAKKS, will pay interest semi-annually at a rate of 4.50% per annum and will mature on November 1, 2014. The conversion rate will initially be 63.2091 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment in certain circumstances. Prior to August 1, 2014, holders of the Notes may convert their Notes only upon specified events. Upon conversion, the Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Holders of the Notes may require us to repurchase for cash all or some of their Notes upon the occurrence of a fundamental change (as defined in the Notes). We used a portion of the net proceeds from the offering to repurchase $77.7 million of our 4.625% convertible senior notes due in 2023.

In June 2003, we sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023, of which $20.3 million remain outstanding. The notes may be converted into shares of our common stock at an initial conversion price of $20.00 per share, or 50 shares per note, subject to certain circumstances. The notes may be converted in each quarter subsequent to any quarter in which the closing price of our common stock is at or above a prescribed price for at least 20 trading days in the last 30 trading day period of the quarter. The prescribed price for the conversion trigger is $24.00 through June 30, 2010, and increases nominally each quarter thereafter. Cash interest is payable at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year, commencing on December 15, 2003. After June 15, 2010, interest will accrue at the same rate on the outstanding notes until maturity. At maturity, we will redeem the notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance, unless redeemed or converted earlier. The notes were not convertible as of March 31, 2010 and are not convertible during the second quarter of 2010.

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

We believe that our cash flows from operations and cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. We intend to finance our long-term liquidity requirements out of net cash provided by operations and net cash and cash equivalents. As of March 31, 2010, we do not have any off-balance sheet arrangements.

Index

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

Interest Rate Risk

In June 2003, we issued convertible senior notes payable of $98.0 million with a fixed interest rate of 4.625% per annum, of which $20.3 million remain outstanding as of March 31, 2010. In November 2009, we issued convertible senior notes payable of $100.0 million with a fixed interest rate of 4.50% per annum, which remain outstanding as of March 31, 2010. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

Foreign Currency Risk

We have wholly-owned subsidiaries in Hong Kong, China, Canada, and the United Kingdom. Sales made by the Hong Kong subsidiaries are denominated in U.S. dollars. However, purchases of inventory are typically denominated in Hong Kong dollars and local operating expenses are denominated in the local currency of the subsidiary, thereby creating exposure to changes in exchange rates. Changes in the local currency/U.S. dollar exchange rates may positively or negatively affect our operating results. We do not believe that near-term changes in these exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Hong Kong dollar or Chinese Yuan relative to the U.S. dollar. We incorporated a subsidiary in the United Kingdom in late 2008 and have limited operations and, therefore, we have a nominal currency translation risk at this time.

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

Index

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

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

Index

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

Our business and operating results depend largely upon the appeal of our products. Our continued success in the toy industry will depend on our ability to redesign, restyle and extend our existing core products and product lines as consumer preferences evolve, and to develop, introduce and gain customer acceptance of new products and product lines. Several trends in recent years have presented challenges for the toy industry, including:

●	Age Compression: The phenomenon of children outgrowing toys at younger ages, particularly in favor of interactive and high technology products;

●	Increasing use of technology;

●	Shorter life cycles for individual products; and

●	Higher consumer expectations for product quality, functionality and value.

We cannot assure you that:

●	our current products will continue to be popular with consumers;

●	the product lines or products that we introduce will achieve any significant degree of market acceptance; or

●	the life cycles of our products will be sufficient to permit us to recover licensing, design, manufacturing, marketing and other costs associated with those products.

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

The success of many of our character-related and theme-related products depends on the popularity of characters in movies, television programs, live wrestling exhibitions, auto racing events and other media. We cannot assure you that:

Index

●	media associated with our character-related and theme-related product lines will be released at the times we expect or will be successful;

●	the success of media associated with our existing character-related and theme-related product lines will result in substantial promotional value to our products;

●	we will be successful in renewing licenses upon expiration on terms that are favorable to us; or

●	we will be successful in obtaining licenses to produce new character-related and theme-related products in the future.

Our failure to achieve any or all of the foregoing benchmarks may cause the infrastructure of our operations to fail, thereby adversely affecting our business, financial condition and results of operations.

There are risks associated with our license agreements.

●	Our current licenses require us to pay minimum royalties

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

●	Some of our licenses are restricted as to use

Under the majority of our license agreements the licensors have the right to review and approve our use of their licensed products, designs or materials before we may make any sales. If a licensor refuses to permit our use of any licensed property in the way we propose, or if their review process is delayed, our development or sale of new products could be impeded.

●	New licenses are difficult and expensive to obtain

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

●	A limited number of licensors account for a large portion of our net sales

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

The toy industry is highly competitive. Globally, certain of our competitors have financial and strategic advantages over us, including:

●	greater financial resources;

●	larger sales, marketing and product development departments;

●	stronger name recognition;

●	longer operating histories; and

●	greater economies of scale.

Index

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

Index

We may not be able to sustain or manage our growth, which may prevent us from continuing to increase our net revenues.

We have experienced rapid growth in our product lines resulting in higher net sales over the last nine years, which was achieved through acquisitions of businesses, products and licenses. For example, revenues associated with companies we acquired since 2008 were approximately $169.0 million and $11.0 million, for the year ended December 31, 2009 and the three months ended March 31, 2010, respectively, representing 21.0% and 14.3% of our total revenues for those periods. As a result, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

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

Our growth strategy depends in part upon our ability to acquire companies and new product lines. Revenues associated with our acquisitions since 2008 represented approximately 21.0% and 14.3% of our total revenues for the year ended December 31, 2009 and the three months ended March 31, 2010, respectively. Future acquisitions will succeed only if we can effectively assess characteristics of potential target companies and product lines, such as:

●	attractiveness of products;

●	suitability of distribution channels;

●	management ability;

●	financial condition and results of operations; and

●	the degree to which acquired operations can be integrated with our operations.

Index

We cannot assure you that we can identify attractive acquisition candidates or negotiate acceptable acquisition terms, and our failure to do so may adversely affect our results of operations and our ability to sustain growth. Our acquisition strategy involves a number of risks, each of which could adversely affect our operating results, including:

●	difficulties in integrating acquired businesses or product lines, assimilating new facilities and personnel and harmonizing diverse business strategies and methods of operation;

●	diversion of management attention from operation of our existing business;

●	loss of key personnel from acquired companies; and

●	failure of an acquired business to achieve targeted financial results.

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

Our three largest customers accounted for 53.8% and 55.6% of our net sales for the three months ended March 31, 2010 and the year ended December 31, 2009, respectively. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory also could adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

We depend on our key personnel and any loss or interruption of either of their services could adversely affect our business, financial condition and results of operations.

Our success is largely dependent upon the experience and continued services of Stephen G. Berman, our President and Chief Executive Officer. We cannot assure you that we would be able to find an appropriate replacement for Mr. Berman if the need should arise, and any loss or interruption of Mr. Berman’s services could adversely affect our business, financial condition and results of operations.

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

Index

We have substantial sales and manufacturing operations outside of the United States subjecting us to risks common to international operations.

We sell products and operate facilities in numerous countries outside the United States. For the three months ended March 31, 2010 and the year ended December 31, 2009 sales to our international customers comprised approximately 16.6% and 16.5%, respectively, of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers located principally in China which are subject to the risks normally associated with international operations, including:

●	currency conversion risks and currency fluctuations;

●	limitations, including taxes, on the repatriation of earnings;

●	political instability, civil unrest and economic instability;

●	greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

●	complications in complying with laws in varying jurisdictions and changes in governmental policies;

●	greater difficulty and expenses associated with recovering from natural disasters;

●	transportation delays and interruptions;

●	the potential imposition of tariffs; and

●	the pricing of intercompany transactions may be challenged by taxing authorities in both Hong Kong and the United States, with potential increases in income taxes.

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

Index

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

Our business is subject to various laws, including the Federal Hazardous Substances Act, the Consumer Product Safety Act, the Flammable Fabrics Act and the rules and regulations promulgated under these acts. These statutes are administered by the Consumer Products Safety Commission (“CPSC”), which has the authority to remove from the market products that are found to be defective and present a substantial hazard or risk of serious injury or death. The CPSC can require a manufacturer to recall, repair or replace these products under certain circumstances. We cannot assure you that defects in our products will not be alleged or found. Any such allegations or findings could result in:

●	product liability claims;

●	loss of sales;

●	diversion of resources;

●	damage to our reputation;

●	increased warranty and insurance costs; and

●	removal of our products from the market.

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

Index

We have a history of making acquisitions which resulted in material amounts of goodwill. Any future acquisitions may also result in material amounts of goodwill which, if it becomes impaired, would result in a reduction in our net income.

Goodwill is the amount by which the cost of an acquisition exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill no longer be amortized but instead be periodically evaluated for impairment based on the fair value of the reporting unit. On June 30, 2009, we recognized an impairment of our goodwill, for a non-cash charge to income of $407.1 million. Any goodwill associated with future acquisitions is subject to the same impairment risk.

Index

Item 6. Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2.1	By-Laws of the Company(2)
3.2.2	Amendment to By-Laws of the Company(3)
4.1	Indenture, dated as of September 9, 2003, by and between the Registrant and Wells Fargo Bank, N.A.(4)
4.2	Form of 4.625% ConveForm of 4.625% Convertible Senior Note(4)
4.3	Indenture, dated November 10, 2009, by and between the Registrant and Wells Fargo Bank, N.A. (5)
4.4	Form of 4.5% Senior Convertible Note (5)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(6)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(6)
32.1	Section 1350 Certification of Chief Executive Officer(6)
32.2	Section 1350 Certification of Chief Financial Officer(6)

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on August 14, 2003, and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on November 10, 2009, and incorporated herein by reference.

(6)	Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: May 7, 2010	By:	/s/ JOEL M. BENNETT
Joel M. Bennett
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Index

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2.1	By-Laws of the Company(2)
3.2.2	Amendment to By-Laws of the Company(3)
4.1	Indenture, dated as of September 9, 2003, by and between the Registrant and Wells Fargo Bank, N.A.(4)
4.2	Form of 4.625% ConveForm of 4.625% Convertible Senior Note(4)
4.3	Indenture, dated November 10, 2009, by and between the Registrant and Wells Fargo Bank, N.A. (5)
4.4	Form of 4.5% Senior Convertible Note (5)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(6)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(6)
32.1	Section 1350 Certification of Chief Executive Officer(6)
32.2	Section 1350 Certification of Chief Financial Officer(6)

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on August 14, 2003, and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on November 10, 2009, and incorporated herein by reference.

(6)	Filed herewith.