Form 10-Q
period 2010-06-30
JAKKS PACIFIC INC
filed 2010-08-06
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the issuer’s common stock is 27,911,076 as of August 6, 2010.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
Quarter Ended June 30, 2010

ITEMS IN FORM 10-Q

		Page

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets - December 31, 2009 and June 30, 2010 (unaudited)	3
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2010 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2010 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Reserved
Item 5.	Other Information	None
Item 6.	Exhibits	36

Signatures		37
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

Index

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2009	June 30, 2010
	(*)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$254,837	$248,752
Marketable securities	202	204
Accounts receivable, net of allowances for uncollectible accounts of $2,543, and $2,379, respectively	129,930	102,856
Inventory	34,457	47,384
Income Tax receivable	35,015	22,572
Deferred income taxes	19,467	22,791
Prepaid expenses and other current assets	34,259	35,907
Total current assets	508,167	480,466
Property and equipment
Office furniture and equipment	12,218	12,171
Molds and tooling	55,054	57,385
Leasehold improvements	6,540	6,722
Total	73,812	76,278
Less accumulated depreciation and amortization	52,598	53,910
Property and equipment, net	21,214	22,368
Deferred income taxes	53,502	56,308
Intangibles and other, net	40,604	37,382
Investment in video game Joint Venture	6,727	-
Goodwill, net	1,571	3,446
Trademarks, net	2,308	2,308
Total assets	$634,093	$602,278
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$37,613	$53,884
Accrued expenses	64,051	47,729
Reserve for sales returns and allowances	33,897	20,386
Capital lease obligation	155	41
Income Tax Payable	—	364
Convertible senior notes	20,262	5
Total current liabilities	155,978	122,409
Convertible Senior Notes, Net	86,728	88,092
Other Liabilities	2,490	2,866
Income taxes payable	16,788	16,926
Total liabilities	261,984	230,293
Stockholders’ equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 27,638,769 and 27,911,076 shares issued and outstanding, respectively	28	28
Additional paid-in capital	303,474	305,564
Retained earnings	72,835	70,653
Accumulated comprehensive loss	(4,228)	(4,260)
Total stockholders’ equity	372,109	371,985
Total liabilities and stockholders’ equity	$634,093	$602,278

(*) Derived from audited financial statements
See notes to condensed consolidated financial statements.

Index

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2009	2010	2009	2010

Net sales	$144,809	$123,255	$253,494	$200,600
Cost of sales	150,885	80,026	222,589	132,138
Gross profit (loss)	(6,076)	43,229	30,905	68,462
Selling, general and administrative expenses	53,756	41,955	108,310	80,816
Write-down of intangible assets	8,221	-	8,221	-
Write-down of goodwill	407,125	-	407,125	-
Income (Loss) from operations	(475,178)	1,274	(492,751)	(12,354)
Profit (Loss) from video game joint venture	(22,901)	6,000	(20,005)	6,000
Interest income	69	95	248	152
Interest expense, net of benefit	(1,266)	(3,007)	(2,533)	(4,204)
Income (Loss) before provision (benefit) for income taxes	(499,276)	4,362	(515,041)	(10,406)
Provision (Benefit) for income taxes	(92,714)	1,387	(97,680)	(8,224)
Net income (loss)	$(406,562)	$2,975	$(417,361)	$(2,182)
Income (Loss) per share – basic	$(14.96)	$0.11	$(15.35)	$(0.08)
Income (Loss) per share – diluted	$(14.96)	$0.11	$(15.35)	$(0.08)

See notes to condensed consolidated financial statements.

Index

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30, (Unaudited)
	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(417,361)	$(2,182)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	11,417	10,792
Share-based compensation expense	3,979	2,090
Loss (gain) on disposal of property and equipment	2,341	(35)
Deferred income taxes	(73,547)	(6,130)
Write-down of intangible assets	8,221	-
Write-down of goodwill	407,125	-
Write-down of deferred offering costs	-	495
Changes in operating assets and liabilities:
Accounts receivable	31,810	27,074
Inventory	8,742	(12,927)
Prepaid expenses and other current assets	1,342	(1,648)
Receivable from joint venture	18,332	6,727
Income tax receivable	(18,832)	12,443
Accounts payable	9,058	16,271
Accrued expenses	(6,942)	(16,322)
Income taxes payable	(7,190)	502
Reserve for sales returns and allowances	(7,524)	(13,511)
Other liabilities	4,481	375
Total adjustments	392,813	26,196
Net cash provided (used) by operating activities	(24,548)	24,014
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(10,912)	(6,570)
Change in other assets	2,068	(1,348)
Proceeds from sale of property and equipment	-	67
Cash paid for net assets of business acquired	(12,253)	(1,875)
Net purchase of marketable securities	(4)	(2)
Net cash used in investing activities	(21,101)	(9,728)
CASH FLOWS FROM FINANCING ACTIVITIES
Retirement of convertible notes	-	(20,257)
Common stock surrendered	(1,389)	-
Decrease in capital lease obligations	(76)	(114)
Net cash used in financing activities	(1,465)	(20,371)
Net decrease in cash and cash equivalents	(47,114)	(6,085)
Cash and cash equivalents, beginning of period	169,520	254,837
Cash and cash equivalents, end of period	$122,406	$248,752
Cash paid during the period for:
Income taxes	$2,224	$678
Interest	$2,281	$2,630
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

There were no surrendered stock during 2010.

See Notes 8 and 9 for additional supplemental information to the condensed consolidated statements of cash flows.
See notes to condensed consolidated financial statements.

Index

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2010

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

The condensed consolidated financial statements include the accounts of JAKKS Pacific, Inc. and its wholly-owned subsidiaries (collectively the “Company”).

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers - (continued)

Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts as of December 31, 2009 and June 30, 2010 and for the three and six months ended June 30, 2009 and 2010 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Net Sales
Traditional Toys	$126,458	$ 117,917	$224,050	$192,290
Craft/Activity/Writing Products	14,818	2,850	22,378	4,042
Pet Products	3,533	2,488	7,066	4,268
	$144,809	$ 123,255	$253,494	$200,600

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Operating Income/Loss
Traditional Toys	$(373,944)	$1,219	$(389,724)	$(11,842)
Craft/Activity/Writing Products	(89,790)	29	(91,012)	(249)
Pet Products	(11,444)	26	(12,015)	(263)
	$(475,178)	$1,274	$(492,751)	$(12,354)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Depreciation and Amortization Expense
Traditional Toys	$5,886	$6,054	$10,444	$10,510
Craft/Activity/Writing Products	573	30	751	73
Pet Products	130	122	222	209
	$6,589	$6,206	$11,417	$10,792

	December 31,	June 30,
	2009	2010
Assets
Traditional Toys	$565,516	$585,584
Craft/Activity/Writing Products	57,022	9,204
Pet Products	11,555	7,490
	$634,093	$602,278

Index

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers - (continued)

The following tables present information about the Company by geographic area as of December 31, 2009 and June 30, 2010 and for the three and six months ended June 30, 2009 and 2010 (in thousands):

	December 31, 2009	June 30, 2010
Long-lived Assets
United States	$19,917	$21,325
Hong Kong	1,297	1,043
	$21,214	$22,368

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Net Sales by Geographic Area
United States	$120,807	$104,445	$210,879	$168,920
Europe	6,152	6,895	12,288	12,053
Canada	5,563	4,062	9,968	7,189
Hong Kong	6,292	1,569	9,539	3,012
Other	5,995	6,284	10,820	9,426
	$144,809	$123,255	$253,494	$200,600

Major Customers

Net sales to major customers for the three and six months ended June 30, 2009 and 2010 were as follows (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2010		2009		2010
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of NetSales

Wal-Mart	$23,008	15.9%	$25,840	21.0%	$58,553	23.1%	$45,238	22.5%
Toys ‘R’ Us	14,698	10.1	11,192	9.1	25,834	10.2	21,018	10.5
Target	34,235	23.6	23,881	19.3	49,932	19.7	36,281	18.1

	$71,941	49.6%	$60,913	49.4%	$134,319	53.0%	$102,537	51.1%

No other customer accounted for more than 10% of the Company’s total net sales.

At December 31, 2009 and June 30, 2010, the Company’s three largest customers accounted for approximately 50.7% and 51.5%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

Index

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and warehouse costs, is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	December 31, 2009	June 30, 2010

Raw materials	$6,995	$8,424
Finished goods	27,462	38,960
	$34,457	$47,384

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

The Company’s reserve for sales returns and allowances amounted to $33.9 million as of December 31, 2009, compared to $20.4 million as of June 30, 2010. This decrease was primarily due to certain customers taking their year-end allowances related to 2009 during 2010.

Index

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Convertible Senior Notes

In November 2009 the Company sold an aggregate of $100.0 million of 4.50% Convertible Senior Notes due 2014 (the “Notes”). The Notes are senior unsecured obligations that pay interest semi-annually at a rate of 4.50% per annum and will mature on November 1, 2014. The conversion rate will initially be 63.2091 shares of JAKKS common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment in certain circumstances. Prior to August 1, 2014, holders of the Notes may convert their Notes only upon specified events. Upon conversion, the Notes may be settled, at the Company’s election, in cash, shares of its common stock, or a combination of cash and shares of its common stock. Holders of the Notes may require the Company to repurchase for cash all or some of their Notes upon the occurrence of a fundamental change (as defined).

The Company used a portion of the net proceeds from the offering to repurchase $77.7 million of its 4.625% convertible senior notes due in 2023 and repurchased virtually all of the remaining $20.3 million of its 4.625% convertible senior notes at par plus accrued interest in June 2010.

In June 2003, the Company sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023 of which $5,000 remain outstanding. Cash interest was payable at an annual rate of 4.625% of the principal amount at issuance, from the issue date to June 15, 2010, payable on June 15 and December 15 of each year. After June 15, 2010, interest accrues at the same rate on the outstanding notes. At maturity, the Company will redeem any outstanding notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance, unless redeemed or converted earlier.

Convertible Senior Notes Consist of the Following (in thousands):

	December 31, 2009	June 30, 2010
Current Liabilities
4.625% Convertible senior notes	$20,262	$5
Long Term Liabilities
4.50% Convertible senior notes	$100,000	$100,000
Unamortized discounts	(13,272)	(11,908)
Net carrying amount of 4.50% convertible senior notes	$86,728	$88,092

Note 6 — Income Taxes

The Company’s income tax benefit of $8.2 million for the six months ended June 30, 2010 reflects an effective tax benefit of 79.0%. Included in the tax benefit of $8.2 million is a tax benefit of $4.9 million related to a reduction in tax reserves resulting from the effective settlement of tax audits of the Company’s 2003 through 2006 income tax returns. Absent this discrete tax benefit, the Company’s effective tax rate for the six months ended June 30, 2010 is 31.7%. The Company’s tax benefit for the six months ended June 30, 2009 was $97.7 million and reflected an effective tax rate of 19.0%.

Index

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Earnings/(Loss) Per Share

The following table is a reconciliation of the weighted average shares used in the computation of earnings and loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,
	2009			2010
	Income/(Loss)	Weighted Average Shares	Per-Share	Income/(Loss)	Weighted Average Shares		Per-Share

Earnings/(Loss) per share – basic
Income available to common stockholders	$(406,562)	27,175	$(14.96)	$2,975	27,382		$0.11
Effect of dilutive securities:
Convertible senior notes	-	-		-		-
Options and warrants	-	-		-	28
Unvested restricted stock grants	-	-		-	262
Earnings/(Loss) per share – diluted
Income available to common stockholders plus assumed exercises and conversion	$(406,562)	27,175	$(14.96)	$2,975	27,672		$0.11

	Six Months Ended June 30,
	2009			2010
	Income / (Loss)	Weighted Average Shares	Per-Share	Income / (Loss)	Weighted Average Shares	Per-Share

Loss per share - basic
Income available to common stockholders	$(417,361)	27,187	$(15.35)	$(2,182)	27,388	$(0.08)
Loss per share - diluted
Income available to common stockholders plus assumed exercises and conversion	$(417,361)	27,187	$(15.35)	$(2,182)	27,388	$(0.08)

Index

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Earnings/(Loss) Per Share (continued)

Basic earnings/loss per share has been computed using the weighted average number of common shares outstanding. Diluted loss per share has been computed using the weighted average number of common shares and common share equivalents outstanding (which consist of warrants, options and convertible debt to the extent they are dilutive). For the three months and six months ended June 30, 2010, the convertible notes interest and related common share equivalent of 7,165,160 and 7,249,585 respectively, and diluted options and unvested restricted stock grants outstanding of 525,835 and 514,844 respectively were excluded from the diluted loss per share calculation because they were anti-dilutive. Potentially dilutive stock options of 441,444 and 319,852 for the three months ended June 30, 2009 and 2010, respectively, were excluded from the computation of diluted loss per share as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and to have included them would have been anti-dilutive. Potentially dilutive stock options of 399,318 and 342,145 for the six months ended June 30, 2009 and 2010, respectively, were excluded from the computation of diluted loss per share as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and to have included them would have been anti-dilutive.  Potentially dilutive unvested restricted stock of 209,692 and nil for the three months ended June 30, 2009 and 2010, respectively, were excluded from the computation of loss per share as to have included them would have been anti-dilutive.  Potentially dilutive unvested restricted stock of 174,332 and 207,253 for the six months ended June 30, 2009 and 2010, respectively, were excluded from the computation of loss per share as to have included them would have been anti-dilutive.

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

In April 2010, the Company issued 5,507 shares of restricted stock to a non-employee director, which vests in January 2011, at a value of approximately $0.1 million. However, following the death of such non-employee director our board of directors determined to accelerate the vesting with respect to the 5,057 restricted shares issued to him. Also, the company issued 5,000 shares of restricted stock at a value of approximately $0.1 million to an employee, which vests over a three-year period. Additionally, the company issued 5,000 shares of restricted stock at a value of approximately $0.1million to an employee, which vests over a five-year period.

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

In October 2008, the Company acquired all of the stock of Kids Only, Inc. and a related Hong Kong company, Kids Only Limited (collectively, “Kids Only”). The total initial consideration of $23.8 million consisted of $20.4 million in cash and the assumption of liabilities in the amount of $3.4 million, and resulted in goodwill of $13.2 million, of which $12.7 million has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $5.6 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. The first earn-out period ended September 30, 2009 and the full earn-out amount of $1.9 million was paid in April 2010. Kids Only is a leading designer and producer of licensed indoor and outdoor kids’ furniture, and has an extensive portfolio which also includes baby dolls and accessories, room decor and a myriad of other children’s toy products, and was included in its results of operations from the date of acquisition.

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

Note 10 — Joint Venture

The Company owned a fifty percent interest in a joint venture with THQ Inc. (“THQ”), which developed, published and distributed interactive entertainment software for the leading hardware game platforms in the home video game market. Pursuant to a Settlement Agreement and Mutual Release dated December 22, 2009, the joint venture was terminated on December 31, 2009 and THQ is obligated to pay the Company an aggregate of $20.0 million in fixed payments of $6.0 million on each of June 30, 2010 and 2011 and $4.0 million on each of June 30, 2012 and 2013 which the Company will record as income on a cash basis when received (see Note 14). The $6.0 million payment due on June 30, 2010 was received in the second quarter of 2010.

Index

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Joint Venture (continued)

As of December 31, 2009 and June 30, 2010, the balance of the investment in the video game joint venture includes the following components (in thousands):

	December 31	June 30,
	2009	2010
Preferred return receivable	$6,727	$-

	$6,727	$-

Note 11 — Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2010 are as follows (in thousands):

Traditional Toys
Balance at beginning of the period	$1,571
Adjustments to goodwill during the period	1,875

Balance at end of the period	$3,446

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

During the second quarter of 2009, the Company determined that the significant decline in its market capitalization was likely to be sustained and that an interim goodwill impairment test was required. As a result of such testing, the Company determined that $407.1 million, substantially all of the goodwill related to previous acquisitions, including the acquisition of Disguise in December 2008, was impaired. This amount was charged to expense in Write-down of Goodwill in the second quarter of 2009.

At December 31, 2009, the Company recorded deferred tax liabilities related to the Tollytots and Kids Only acquisitions that resulted in Goodwill of $1.6 million.

As of June 30, 2010, the Company had made an earn-out payment in the amount of $1.9 million related to its Kids Only, Inc. acquisition.

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

		December 31, 2009			June 30, 2010
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)

Amortized Intangible Assets:
Acquired order backlog	.50	$2,393	$(2,393)	$—	$2,393	$(2,393)	$-
Licenses	4.84	85,788	(57,396)	28,392	85,788	(60,468)	25,320
Product lines	3.62	19,100	(18,285)	815	19,100	(18,393)	707
Customer relationships	5.32	6,296	(2,912)	3,384	6,296	(3,324)	2,972
Non-compete/Employment contracts	3.84	3,133	(2,823)	310	3,133	(2,887)	246
Debt offering costs	5.00	4,444	(372)	4,072	3,678	(488)	3,190
Total amortized intangible assets		121,154	(84,181)	36,973	120,388	(87,953)	32,435
Unamortized Intangible Assets:
Trademarks		2,308		2,308	2,308		2,308
		$123,462	$(84,181)	$39,281	$122,696	$(87,953)	$34,743

Amortization expense related to limited life intangible assets was $2.3 million and $2.5 million for the three months ended June 30, 2009 and 2010, respectively.  Amortization expense related to limited life intangible assets was $3.9 million and $4.0 million for the six months ended June 30, 2009 and 2010, respectively.

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

Index

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Comprehensive Income (Loss)

The table below presents the components of the Company’s comprehensive loss for the three and six months ended June 30, 2009 and 2010 (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010

Net income (loss)	$(406,562)	$2,975	$(417,361)	$(2,182)
Other comprehensive income (loss):
Foreign currency translation adjustment	6	(32)	—	(32)
Comprehensive income (loss)	$(406,556)	$2,943	$(417,361)	$(2,214)

Note 14— Litigation

On October 12, 2006, World Wrestling Entertainment, Inc. (“WWE”) commenced a lawsuit in Connecticut state court against THQ/JAKKS Pacific LLC, alleging that sales of WWE video games in Japan and other countries in Asia were not lawful (the “Connecticut Action”). The lawsuit sought, among other things, a declaration that WWE is entitled to terminate the video game license and monetary damages. In 2007, WWE filed an amended complaint in the Connecticut Action to add the principal part of the state law claims present in the action filed by WWE in the Southern District of New York (the “WWE Action”) to the Connecticut Action; the WWE Action was finally dismissed in 2009. THQ filed a cross-complaint that asserted claims by THQ and Mr. Farrell, THQ’s Chief Executive Officer, for indemnification from the Company in the event that WWE prevailed on its claims against THQ and Farrell and also asserted claims by THQ that the Company breached its fiduciary duties to THQ in connection with the videogame license between WWE and the THQ/JAKKS Pacific joint venture and sought equitable and legal relief, including substantial monetary and exemplary damages against the Company in connection with its claim. Thereafter, the WWE claims and the THQ cross-claims in the Connecticut Action were all dismissed with prejudice pursuant to settlement agreements that the Company entered into with WWE and THQ dated December 22, 2009 (the “Settlements”). The settlement agreement with THQ provides for payments to the Company in the aggregate amount of $20.0 million payable $6.0 million, $6.0 million, $4.0 million and $4.0 million on June 30, 2010, 2011, 2012 and 2013, respectively. The $6.0 million payment due on June 30, 2010 was received in the second quarter of 2010.

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

The following table summarizes the total share-based compensation expense and related tax benefits recognized for the three and six months ended June 30, 2009 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010

Stock option compensation expense	$(23)	$(262)	$86	$(223)
Tax benefit related to stock option compensation	$(4)	$(96)	$34	$(82)
Restricted stock compensation expense	$2,008	$1,172	$3,893	$2,313
Tax benefit related to restricted stock compensation	$759	$441	$1,477	$872

Stock option activity pursuant to the Plan for Six months ended June 30, 2010 is summarized as follows:

	Plan Stock Options (*)
	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2009	444,715	$19.63
Granted	-	-
Exercised	-	-
Cancelled	(57,400)	21.20
Outstanding, June 30, 2010	387,315	$19.39

* The stock option activity excludes 100,000 of fully vested warrants issued during 2003 with an initial exercise price of $11.35 per share, which expire August 14, 2013 and are outstanding at June 30, 2010.

Restricted stock award activity pursuant to the Plan for the six months ended June 30, 2010 is summarized as follows:

	Restricted Stock Awards
	Number of Shares	Weighted Average Price on grant date

Outstanding, December 31, 2009	436,443	$20.24
Awarded	290,950	$12.22
Vested	(178,526)	$23.11
Forfeited	(24,150)	$17.98
Outstanding, June 30 2010	524,717	$14.92

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

Goodwill and Intangible assets amounted to $38.2 million as of June 30, 2010.

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

Discrete Items for Income Taxes. A discrete tax benefit of $4.9 million was recognized during the six months ended June 30, 2010 related to a reduction in tax reserves resulting from the effective settlement of tax audits of the Company’s 2003 through 2006 income tax returns.

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

 We accrue a tax reserve for additional income taxes, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based on management’s assessment of all relevant information, and is periodically reviewed and adjusted as circumstances warrant. As of June 30, 2010, our income tax reserves are approximately $16.9 million and relate to the potential income tax audit adjustments, primarily in the areas of income allocation and transfer pricing.

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

In October 2008, the Company acquired all of the stock of Kids Only, Inc. and a related Hong Kong company, Kids Only Limited (collectively, “Kids Only”). The total initial consideration of $23.8 million consisted of $20.4 million in cash and the assumption of liabilities in the amount of $3.4 million, and resulted in goodwill of $13.2 million, of which $12.7 million has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $5.6 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. The first earn-out period ended September 30, 2009 and the full earn-out amount of $1.9 million was paid in April 2010. Kids Only is a leading designer and producer of licensed indoor and outdoor kids’ furniture, and has an extensive portfolio which also includes baby dolls and accessories, room décor and a myriad of other children’s toy products, and was included in its results of operations from the date of acquisition.

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

In November 2009, we sold an aggregate of $100.0 million of 4.50% Convertible Senior Notes due 2014 (the “Notes”). The Notes are senior unsecured obligations of JAKKS, will pay interest semi-annually at a rate of 4.50% per annum and will mature on November 1, 2014. The conversion rate will initially be 63.2091 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment in certain circumstances. Prior to August 1, 2014, holders of the Notes may convert their Notes only upon specified events. Upon conversion, the Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Holders of the Notes may require us to repurchase for cash all or some of their Notes upon the occurrence of a fundamental change (as defined in the Notes). We used a portion of the net proceeds from the offering to repurchase $77.7 million of our 4.625% convertible senior notes due in 2023 in November 2009 and we redeemed all but $5,000 of the remaining $20.3 million of notes in June 2010.

In December 2009 we entered into a Settlement Agreement and Mutual Release pursuant to which our joint venture with THQ was terminated as of December 31, 2009 and we will receive fixed payments in the aggregate amount of $20.0 million from THQ payable $6.0 million on each of June 30, 2010 and 2011 and $4.0 million on each of June 30, 2012 and 2013 which we will record as income on a cash basis over the term. The $6.0 million payment due on June 30, 2010 was received by us in the second quarter of 2010.

Index

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	104.2	64.9	87.8	65.9
Gross profit (loss)	(4.2)	35.1	12.2	34.1
Selling, general and administrative expenses	37.1	34.0	42.8	40.3
Write-down of intangible assets	5.7	-	3.2	-
Write-down of goodwill	281.1	-	160.6	-
Income (loss) from operations	(328.1)	1.1	(194.4)	(6.2)
Profit (loss) from video game joint venture	(15.8)	4.9	(7.9)	3.0
Interest income	-	0.1	0.1	0.1
Interest expense, net of benefit	(0.9)	(2.4)	(1.0)	(2.1)
Income (loss) before provision (benefit) for income taxes	(344.8)	3.7	(203.2)	(5.2)
Provision (benefit) for income taxes	(64.0)	1.1	(38.5)	(4.1)
Net income (loss)	(280.8)	2.6	(164.7)	(1.1)

The following unaudited table summarizes, for the periods indicated, certain income statement data by segment (in thousands).
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010

Net Sales
Traditional Toys	$126,458	$117,917	$224,050	$192,290
Craft/Activity/Writing Products	14,818	2,850	22,378	4,042
Pet Products	3,533	2,488	7,066	4,268
	144,809	123,255	253,494	200,600
Cost of Sales
Traditional Toys	132,880	76,242	196,088	120,595
Craft/Activity/Writing Products	13,784	2,015	18,991	8,501
Pet Products	4,221	1,769	7,510	3,042
	150,885	80,026	222,589	132,138
Gross Profit (Loss)
Traditional Toys	(6,422)	41,675	27,962	63,827
Craft/Activity/Writing Products	1,034	835	3,387	3,409
Pet Products	(688)	719	(444)	1,226
	$(6,076)	$43,229	$30,905	$68,462

Index

Comparison of the Three Months Ended June 30, 2010 and 2009

Net Sales

Traditional Toys. Net sales of our Traditional Toys segment were $117.9 million in 2010, compared to $126.5 million in 2009, representing a decrease of $8.6 million, or 6.8%.  The decrease in net sales was primarily due to lower unit sales of  our WWE® and Pokemon® action figures and accessories, and other JAKKS products, including Eyeclops®, Cabbage Patch Kids®, In My Pocket & Friends® , JAKKS™ dolls and pretend play products based on Hannah Montana®, and NASCAR® vehicles, and the elimination of our Kite product line. This was offset in part by increases in unit sales of some products, including UFC® and TNA® action figures and accessories, SpongeBob SquarePants® toys, Spynet™, role-play, dress-up toys and dolls, including those based on classic Disney Princesses® and Disney Fairies® characters, large baby dolls and accessories, and kids indoor and outdoor furniture.

Craft/Activity/Writing Product. Net sales of our Craft/Activity/Writing Products were $2.8 million in 2010, compared to $14.8 million in 2009, representing a decrease of $12.0 million, or 81.1%.  The decrease in net sales was primarily due to decreases in unit sales of our Girl Gourmet® and Spa Factory® activity toys and our Flying Colors® and Vivid Velvet® activities products and the elimination of our writing instrument product line principally marketed under the Pentech brand.

Pet Products. Net sales of our Pet Products were $2.5 million in 2010, compared to $3.5 million in 2009, representing a decrease of $1.0 million, or 28.6%.  The decrease is mainly attributable to the less available shelf space for pet products at some of our major customer retail stores, and lower unit sales of consumable pet products. Sales of pet products were led by our AKC licensed line of products.

Cost of Sales

Traditional Toys. Cost of sales of our Traditional Toys segment was $76.2 million, or 64.6% of related net sales, in 2010, compared to $132.9 million, or 105.1% of related net sales, in 2009, representing a decrease of $56.7 million, or 42.7%.  This dollar decrease is primarily due to charges in 2009 of $18.8 million related to the write-down of certain excess and impaired inventory and $32.6 million related to the write-down of license advances and minimum guarantees that were not expected to be earned out through sales of that licensed product. Excluding these one time charges, cost of sales decreased by $5.3 million, which  primarily consisted of a decrease in product costs of $2.2 million, which is in line with the lower volume of sales.  Product costs as a percentage of sales increased primarily due to the mix of the product sold with higher product cost.  Furthermore, royalty expense for our Traditional Toys segment decreased by $2.2 million and as a percentage of net sales due to lower volume of sales and to changes in the product mix. Our depreciation of molds and tools decreased by $0.9 million primarily due to decreased purchases of molds and tools in this segment.

Craft/Activity/Writing Products. Cost of sales of our Craft/Activity/Writing Products segment was $2.0 million, or 71.4% of related net sales, in 2010, compared to $13.8 million, or 93.3% of related net sales, in 2009, representing a decrease of $11.8 million, or 85.5%.  This dollar decrease is primarily due to charges in 2009 of $4.5 million related to the write-down of certain excess and impaired inventory and $0.3 million related to the write-down of license advances and minimum guarantees that are not expected to be earned out through sales of that licensed product.  Excluding these one time charges, cost of sales decreased by $7.0 million, which primarily consisted of a decrease in product costs of $6.6 million, which is in line with the lower volume of sales.  Product costs as a percentage of net sales increased primarily due to the mix of the product sold and higher sales of closeout product.  Royalty expense decreased by $0.2 million and as a percentage of net sales due to changes in the product mix to more products with lower royalty rates or proprietary products with no royalty rates from products with higher royalty rates.

Pet Product. Cost of sales of our Pet Pal line of products was $1.8 million, or 72.0% of related net sales, in 2010, compared to $4.2 million, or 120.0% of related net sales, in 2009, representing a decrease of $2.4 million, or 57.2%.  This dollar decrease is primarily due to charges of $0.8 million related to the write-down of certain excess and impaired inventory and $0.4 million related to the write-down of license advances and minimum guarantees that were not expected to be earned out through sales of that licensed product.  Excluding these one time charges, cost of sales decreased by $1.3 million, or 41.9%.  Product costs decreased by $1.3 million, which is in line with the lower volume of sales.  Product costs as a percentage of net sales decreased primarily due to the mix of the product sold and sell-off of closeout product in 2009.  Royalty expense decreased by $0.1 million and as a percentage of sales due to changes in the product mix to products with lower royalty rates or proprietary products with no royalty rates from more products with higher royalty rates.

Index

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $42.0 million in 2010 and $53.8 million in 2009, constituting 34.0% and 37.1% of net sales, respectively.  The overall decrease of $11.8 million in such costs was primarily due to the favorable effect of cost controls and restructuring initiatives.   The decrease in general and administrative expenses is primarily due to decreases in legal expense ($3.4 million), rent expense ($1.0 million) and temporary help ($0.6 million).  Product development expenses decreased as a result of tighter control of spending on product development ($1.6 million), offset in part by an increase in product testing ($1.2 million).  The decrease in direct selling expenses is primarily due to a decrease in advertising and promotional expenses of $1.3 million in 2010 and other direct selling expenses of $3.2 million due to the lower sales volume.

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

Profit from Video Game Joint Venture

We did not incur any income from our video game joint venture in 2010, as compared to a loss of $22.9 million in 2009. Pursuant to a Settlement Agreement and Mutual Release dated December 22, 2009, the joint venture was terminated on December 31, 2009.  On June 30, 2010 we received a fixed payment from THQ in the amount of $6.0 million, which was recognized as income during the quarter.  Additionally, we will receive future payments in the amount of $6.0 million on June 30, 2011 and $4.0 million on each of June 30, 2012 and 2013 which we will record as income on a cash basis over the term (see “Legal Proceedings”).

Interest Income

 Interest income in the three months ended June 30, 2010 was $0.1 million, comparable to $0.1 million in the three months ended June 30, 2009.

Interest Expense

Interest expense was $3.0 million in the three months ended June 30, 2010, as compared to $1.3 million in the prior period. In the three months ended June 30, 2010, we booked interest expense of $2.7 million related to our convertible senior notes payable, and net interest expense of $0.3 million related to uncertain tax positions taken or expected to be taken in a tax return. In the three months ended June 30, 2009, we booked interest expense of $1.1 million related to our convertible senior notes payable and net interest expense of $0.2 million related to uncertain tax positions taken or expected to be taken in a tax return.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes was $1.4 million, reflecting an effective tax benefit rate of 32.2% for the three months ended June 30, 2010.  During the comparable period in 2009, the income tax expense was $92.7 million, or an effective tax benefit rate of 18.6%.

Index

 Comparison of the Six Months Ended June 30, 2010 and 2009

Net Sales

Traditional Toys. Net sales of our Traditional Toys segment were $192.3 million in 2010, compared to $224.1million in 2009, representing a decrease of $31.8 million, or 14.2%.  The decrease in net sales was primarily due to lower unit sales of  our WWE®, Pokemon® action figures and accessories, and other JAKKS™ products, including Eyeclops, Discovery Kids®, Smurfs®, Cabbage Patch Kids®, NASCAR® vehicles, JAKKS™ dolls and pretend play products based on Hannah Montana®. This was offset in part by increases in unit sales of some products, including Spynet™ , dolls, role-play and dress-up toys, including those based on classic Disney Princesses® and Disney Fairies® characters, large baby dolls and accessories, and kids indoor and outdoor furniture.

Craft/Activity/Writing Product. Net sales of our Craft/Activity/Writing Products were $4.0 million in 2010, compared to $22.4 million in 2009, representing a decrease of $18.4 million, or 82.2%.  The decrease in net sales was primarily due to decreases in unit sales of our Girl Gourmet™ and Spa Factory™ activity toys.

Pet Products. Net sales of our Pet Products were $4.3 million in 2010, compared to $7.1 million in 2009, representing a decrease of $2.8 million, or 39.4%.  The decrease is mainly attributable to the less available shelf space for pet products at some of our major customer retail stores, and lower unit sales of consumable pet products. Sales of pet products were led by our AKC licensed line of products.

Cost of Sales

Traditional Toys. Cost of sales of our Traditional Toys segment was $126.7 million, or 65.9% of related net sales, in 2010, compared to $196.1 million, or 87.5% of related net sales, in 2009, representing a decrease of $69.4 million, or 35.4%.  This dollar decrease is primarily due to charges in 2009 of $18.8 million related to the write-down of certain excess and impaired inventory and $32.6 million related to the write-down of license advances and minimum guarantees that were not expected to be earned through sales of that licensed product. Excluding these one time charges, cost of sales decreased by $18.0 million,  which is in line with the lower volume of sales.  Product costs as a percentage of sales increased primarily due to the mix of the product sold with higher product cost.  Furthermore, royalty expense for our Traditional Toys segment decreased by $3.5 million due to lower volume of sales. Royalty expense as a percentage of sales is comparable year over year.  Our depreciation of molds and tools decreased by $1.4 million primarily due to decreased purchases of molds and tools in this segment.

Craft/Activity/Writing Products. Cost of sales of our Craft/Activity/Writing Products segment was $2.4 million, or 60.0% of related net sales, in 2010, compared to $19.0 million, or 84.8% of related net sales, in 2009, representing a decrease of $16.6 million, or 87.4%.  This decrease is in part due to charges in 2009 of $4.5 million related to the write-down of certain excess and impaired inventory and $0.3 million related to the write-down of license advances and minimum guarantees that were not expected to be earned out through sales of that licensed product.  Excluding these one time charges, cost of sales decreased by $11.8 million, which primarily consisted of a decrease in product costs of $10.0 million, which is in line with the lower volume of sales.  Product costs as a percentage of net sales decreased primarily due to the mix of the product sold and higher sales of closeout product in 2009.  Royalty expense decreased by $1.5 million and as a percentage of net sales due to changes in the product mix to more products with lower royalty rates or proprietary products with no royalty rates from products with higher royalty rates.

Pet Product. Cost of sales of our Pet Pal line of products was $3.0 million, or 69.8% of related net sales, in 2010, compared to $7.5 million, or 105.6% of related net sales, in 2009, representing a decrease of $4.5 million, or 60.0%.  This decrease is primarily due to charges in 2009 of $0.8 million related to the write-down of certain excess and impaired inventory and $0.4 million related to the write-down of license advances and minimum guarantees that were not expected to be earned out through sales of that licensed product.  Excluding these one time charges, cost of sales decreased by $3.4 million, or 53.1%.  Product costs decreased by $3.0 million, which is in line with the lower volume of sales.  Product costs as a percentage of net sales decreased in part due to the mix of the product sold and sell-off of closeout product in 2009.  Royalty expense decreased by $0.4 million, and decreased as a percentage of sales due to changes in the product mix to more products with lower royalty rates or proprietary products with no royalty rates from products with higher royalty rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $80.8 million in 2010 and $108.3 million in 2009, constituting 40.3% and 42.7% of net sales, respectively.  The overall decrease of $27.5 million in such costs was primarily due to the favorable effect of cost controls and restructuring initiatives.  The decrease in general and administrative expenses is primarily due to decreases in legal expense ($4.1 million), rent expense ($2.2 million), salary and employee benefits ($4.2 million), and temporary help ($1.1 million).  Product development expenses decreased by $5.0 million as a result of tighter control of spending on product development, offset in part by higher product testing expenses.  The decrease in direct selling expenses is primarily due to a decrease in advertising and promotional expenses of $2.3 million in 2010 and other direct selling expenses of $5.7 million due to the lower sales volume.

Index

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

Profit from Video Game Joint Venture

We did not incur any income from our video game joint venture in 2010, as compared to a loss of $20.0 million in 2009. Pursuant to a Settlement Agreement and Mutual Release dated December 22, 2009, the joint venture was terminated on December 31, 2009.  On June 30, 2010 we received a fixed payment from THQ in the amount of $6.0 million, which was recognized as income during the quarter.  Additionally, we will receive future payments in the amount of $6.0 million on June 30, 2011 and $4.0 million on each of June 30, 2012 and 2013 which we will record as income on a cash basis over the term (see “Legal Proceedings”).

 Interest Income

 Interest income in the six months ended June 30, 2010 was $0.2 million, comparable to $0.2 million in the six months ended June 30, 2009.

Interest Expense

 Interest expense was $4.2 million in 2010, as compared to $2.5 million in 2009.  In 2010, we booked interest expense of $4.9 million related to our convertible senior notes payable offset in part by a net benefit of $0.8 million related to uncertain tax positions taken or expected to be taken in a tax return.  In 2009, we booked interest expense of $2.2 million related to our convertible senior notes payable and net interest expense of $0.3 million related to uncertain tax positions taken or expected to be taken in a tax return.

Provision for Income Taxes

Our income tax benefit, which includes federal, state and foreign income taxes, and discrete items, was $8.2 million, or an effective tax rate benefit of 79.0% for the six months ended June 30, 2010. During the comparable period in 2009, the income tax expense was $97.7 million, or an effective tax provision rate of 19.0%.

The income tax benefit for the six months ended June 30, 2010 included a discrete benefit of $4.9 million related to a reduction in tax reserves resulting from the effective settlement of tax audits of the Company’s 2003 through 2006 income tax returns (see Note 6 of the Notes to Condensed Consolidated Financial Statements, supra.). Exclusive of the discrete items, the June 30, 2010 effective tax provision rate would be 32.2%.

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

Liquidity and Capital Resources

As of June 30, 2010, we had working capital of $358.1 million, compared to $352.1 million as of December 31, 2009. The increase was primarily attributable to seasonal accounts payable, inventory and prepaid expense balances offset partially by lower accrued expenses and accounts receivable balances.

Operating activities provided net cash of $24.0 million in the first six months of 2010, as compared to a net cash use of $24.5 million in the prior year period. Net cash was provided primarily from receipt of payments for outstanding receivables. Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 76 days as of June 30, 2010, an increase from 72 days as of June 30, 2009. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of June 30, 2010, we had cash and cash equivalents of $248.8 million.

Our investing activities used net cash of $9.7 million in the six months ended June 30, 2010, as compared to $21.1 million in the prior year period, consisting primarily of cash paid for the Kids Only earn-out of $1.9 million and the purchase of office furniture and equipment and molds and tooling of $6.6 million used in the manufacture of our products.  As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 14% payable on net sales of such products. As of June 30, 2010, these agreements required future aggregate minimum guarantees of $79.7 million, exclusive of $60.6 million in advances already paid. Of this $79.7 million future minimum guarantee, $57.8 million is due over the next twelve months.

Our financing activities used net cash of $20.3 million in the six months ended June 30, 2010, as compared to $1.5 million in the prior year period, consisting primarily of cash paid to redeem the majority of our 4.625% convertible senior notes due 2023.

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

In October 2008, we acquired substantially all of the stock of Kids Only, Inc. and a related Hong Kong company, Kids Only Limited (collectively, “Kids Only”). The total initial consideration of $23.5 million consisted of $20.4 million in cash and the assumption of liabilities in the amount of $3.4 million, and resulted in goodwill of $13.2 million, of which $12.7 million has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.6 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. The first earn-out period ended September 30, 2009 and the full earn-out amount of $1.9 million was paid in April 2010. Kids Only is a leading designer and producer of licensed indoor and outdoor kids’ furniture, and has an extensive portfolio which also includes baby dolls and accessories, room décor and a myriad of other children’s toy products and was included in our results of operations from the date of acquisition.

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

In November 2009, we sold an aggregate of $100.0 million of 4.50% Convertible Senior Notes due 2014 (the “Notes”). The Notes are senior unsecured obligations of JAKKS, will pay interest semi-annually at a rate of 4.50% per annum and will mature on November 1, 2014. The conversion rate will initially be 63.2091 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment in certain circumstances. Prior to August 1, 2014, holders of the Notes may convert their Notes only upon specified events. Upon conversion, the Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Holders of the Notes may require us to repurchase for cash all or some of their Notes upon the occurrence of a fundamental change (as defined in the Notes). We used a portion of the net proceeds from the offering to repurchase $77.7 million of our 4.625% convertible senior notes due in 2023 in November 2009 and we redeemed all but $5,000 of the remaining $20.3 million of notes in June 2010.

In June 2003, we sold an aggregate of $98.0 million of 4.625% Convertible Senior Notes due June 15, 2023, of which $5,000 remain outstanding. The notes may be converted into shares of our common stock at an initial conversion price of $20.00 per share, or 50 shares per note, subject to certain circumstances. At maturity, we will redeem any remaining notes at their accreted principal amount, which will be equal to $1,811.95 (181.195%) per $1,000 principal amount at issuance, unless redeemed or converted earlier. The notes were not convertible as of June 30, 2010 and are not convertible during the third quarter of 2010.

We believe that our cash flows from operations and cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. We intend to finance our long-term liquidity requirements out of net cash provided by operations and net cash and cash equivalents. As of June 30, 2010, we do not have any off-balance sheet arrangements.

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

Interest Rate Risk

In June 2003, we issued convertible senior notes payable of $98.0 million with a fixed interest rate of 4.625% per annum, of which $5,000 remain outstanding as of June 30, 2010. In November 2009, we issued convertible senior notes payable of $100.0 million with a fixed interest rate of 4.50% per annum, which remain outstanding as of June 30, 2010. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

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

In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York: (1) Garcia v. JAKKS Pacific, Inc. et al., Civil Action No. 04-8807 (filed on November 5, 2004), (2) Jonco Investors, LLC v. JAKKS Pacific, Inc. et al., Civil Action No. 04-9021 (filed on November 16, 2004), (3) Kahn v. JAKKS Pacific, Inc. et al., Civil Action No. 04-8910 (filed on November 10, 2004), (4) Quantum Equities L.L.C. v. JAKKS Pacific, Inc. et al., Civil Action No. 04-8877 (filed on November 9, 2004), and (5) Irvine v. JAKKS Pacific, Inc. et al., Civil Action No. 04-9078 (filed on November 16, 2004) (the “Class Actions”). The complaints in the Class Actions alleged that defendants issued positive statements concerning increasing sales of our WWE licensed products which were false and misleading because the WWE licenses had allegedly been obtained through a pattern of commercial bribery, our relationship with the WWE was being negatively impacted by the WWE’s contentions and there was an increased risk that the WWE would either seek modification or nullification of the licensing agreements with us. Plaintiffs also alleged that we misleadingly failed to disclose the alleged fact that the WWE licenses were obtained through an unlawful bribery scheme. The plaintiffs in the Class Actions were described as purchasers of our common stock, who purchased from as early as October 26, 1999 to as late as October 19, 2004. The Class Actions sought compensatory and other damages in an undisclosed amount, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by each of the defendants (namely the Company and Messrs. Friedman, Berman and Bennett), and violations of Section 20(a) of the Exchange Act by Messrs. Friedman, Berman and Bennett. On January 25, 2005, the Court consolidated the Class Actions under the caption In re JAKKS Pacific, Inc. Shareholders Class Action Litigation, Civil Action No. 04-8807. On May 11, 2005, the Court appointed co-lead counsels and provided until July 11, 2005 for an amended complaint to be filed; and a briefing schedule thereafter with respect to a motion to dismiss. The motion to dismiss was fully briefed and argument occurred on November 30, 2006. The motion was granted in January 2008 to the extent that the Class Actions were dismissed without prejudice to plaintiffs’ right to seek leave to file an amended complaint based on statements that the WWE licenses were obtained from the WWE as a result of the long-term relationship with WWE. A motion seeking leave to file an amended complaint was granted and an amended complaint filed. Briefing was completed with respect to a motion to dismiss that was scheduled for argument in October 2008. The Court adjourned the argument date. The parties notified the Court that an agreement to resolve this action was reached. In November 2009, a motion was filed by plaintiffs’ counsel for preliminary approval of this agreement, which provides for the matter to be settled for $3.9 million, without any admission of liability on the part of the Company, or its officers and directors.  On June 29, 2010, the Court found preliminary that the settlement was fair and scheduled the Fairness Hearing for October 19, 2010.

 On December 2, 2004, a shareholder derivative action was filed in the Southern District of New York by Freeport Partner, LLC against us, nominally, and against Messrs. Friedman, Berman and Bennett, Freeport Partners v. Friedman, et al., Civil Action No. 04-9441 (the “Derivative Action”). The Derivative Action seeks to hold the individual defendants liable for damages allegedly caused to us by their actions and in particular to hold them liable on a contribution theory with respect to any liability we incur in connection with the Class Actions. On or about February 10, 2005, a second shareholder derivative action was filed in the Southern District of New York by David Oppenheim against us, nominally, and against Messrs. Friedman, Berman, Bennett, Blatte, Glick, Miller and Skala, Civil Action 05-2046 (the “Second Derivative Action”). The Second Derivative Action seeks to hold the individual defendants liable for damages allegedly caused to us by their actions as a result of alleged breaches of their fiduciary duties. On or about March 16, 2005, a third shareholder derivative action was filed. It is captioned Warr v. Friedman, Berman, Bennett, Blatte, Glick, Miller, Skala, and JAKKS (as a nominal defendant), and it was filed in the Superior Court of California, Los Angeles County (the “Third Derivative Action”). The Third Derivative Action seeks to hold the individual defendants liable for (1) damages allegedly caused to us by their alleged breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment; and (2) restitution to us of profits, benefits and other compensation obtained by them. Agreement to resolve the Derivative Actions has been reached, but it is also subject to Court approval.   Preliminary approval was granted on July 12, 2010.  A Company insurer has provided $3.9 million in connection with the Class Action settlement agreement and has agreed to provide an additional $165,000 upon final approval of the settlement of the Derivative Actions.  The Fairness Hearing with respect to the Derivative Actions was also scheduled for October 19, 2010.

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

We have experienced rapid growth in our product lines resulting in higher net sales over the last nine years, which was achieved through acquisitions of businesses, products and licenses. For example, revenues associated with companies we acquired since 2008 were approximately $169.0 million and $42.4 million, for the year ended December 31, 2009 and the six months ended June 30, 2010, respectively, representing 21.0% and 21.2% of our total revenues for those periods. As a result, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

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

Our growth strategy depends in part upon our ability to acquire companies and new product lines. Revenues associated with our acquisitions since 2008 represented approximately 21.0% and 21.2% of our total revenues for the year ended December 31, 2009 and the six months ended June 30, 2010, respectively. Future acquisitions will succeed only if we can effectively assess characteristics of potential target companies and product lines, such as:

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

Our three largest customers accounted for 51.1% and 55.6% of our net sales for the six months ended June 30, 2010 and the year ended December 31, 2009, respectively. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory also could adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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

We sell products and operate facilities in numerous countries outside the United States. For the six months ended June 30, 2010 and the year ended December 31, 2009 sales to our international customers comprised approximately 15.8% and 16.5%, respectively, of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers located principally in China which are subject to the risks normally associated with international operations, including:

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

JAKKS PACIFIC, INC.

Date: August 6, 2010	By:	/s/ JOEL M. BENNETT
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