Form 10-Q
period 2010-09-30
JAKKS PACIFIC INC
filed 2010-11-04
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of the issuer’s common stock is 27,615,600 as of November 4, 2010.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
Quarter Ended September 30, 2010

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2009	September 30, 2010
	(*)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$254,837	$218,593
Marketable securities	202	206
Accounts receivable, net of allowances for uncollectible accounts of $2,543, and $3,315, respectively	129,930	287,370
Inventory	34,457	60,459
Income tax receivable	35,015	—
Deferred income taxes	19,467	42,294
Prepaid expenses and other current assets	34,259	26,957
Total current assets	508,167	635,879
Property and equipment
Office furniture and equipment	12,218	12,302
Molds and tooling	55,054	60,195
Leasehold improvements	6,540	6,825
Total	73,812	79,322
Less accumulated depreciation and amortization	52,598	60,806
Property and equipment, net	21,214	18,516
Deferred income taxes	53,502	56,326
Intangibles and other, net	40,604	29,593
Investment in video game joint venture	6,727	—
Goodwill	1,571	3,446
Trademarks, net	2,308	2,308
Total assets	$634,093	$746,068
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$37,613	$119,794
Accrued expenses	64,051	73,921
Reserve for sales returns and allowances	33,897	29,936
Capital lease obligation	155	34
Income tax payable	—	4,432
Convertible senior notes	20,262	—
Total current liabilities	155,978	228,117
Convertible senior notes, Net	86,728	88,774
Other liabilities	2,490	2,968
Income taxes payable	16,788	16,926
Total liabilities	261,984	336,785
Stockholders’ equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 27,638,769 and 27,616,979 shares issued and outstanding, respectively	28	28
Additional paid-in capital	303,474	302,496
Retained earnings	72,835	111,014
Accumulated comprehensive loss	(4,228)	(4,255)
Total stockholders’ equity	372,109	409,283
Total liabilities and stockholders’ equity	$634,093	$746,068

(*) Derived from audited financial statements
See notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2009	2010	2009	2010

Net sales	$351,438	$348,677	$604,932	$549,277
Cost of sales	235,729	237,720	458,318	369,858
Gross profit	115,709	110,957	146,614	179,419
Selling, general and administrative expenses	63,363	59,378	171,673	140,194
Write-down of intangible assets	—	—	8,221	—
Write-down of goodwill	—	—	407,125	—
Income (Loss) from operations	52,346	51,579	(440,405)	39,225
Profit (Loss) from video game joint venture	(1,919)	—	(21,924)	6,000
Interest income	28	99	277	251
Interest expense, net of benefit	(1,267)	(1,547)	(3,800)	(5,751)
Income (Loss) before provision (benefit) for income taxes	49,188	50,131	(465,852)	39,725
Provision (Benefit) for income taxes	15,480	9,771	(82,200)	1,547
Net income (loss)	$33,708	$40,360	$(383,652)	$38,178
Income (Loss) per share – basic	$1.24	$1.47	$(14.11)	$1.39
Income (Loss) per share – diluted	$1.06	$1.23	$(14.11)	$1.26

See notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30, (Unaudited)
	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(383,652)	$38,178
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	27,026	22,809
Share-based compensation expense	3,302	3,616
Loss (gain) on disposal of property and equipment	2,377	(35)
Deferred income taxes	(74,993)	(25,651)
Write-down of intangible assets	8,221	-
Write-down of goodwill	407,125	-
Write-down of deferred offering costs	-	495
Changes in operating assets and liabilities:
Accounts receivable	(104,044)	(157,440)
Inventory	14,160	(26,002)
Prepaid expenses and other current assets	7,146	7,302
Receivable from joint venture	52,403	6,727
Income tax receivable	(4,535)	35,015
Accounts payable	33,876	82,181
Accrued expenses	13,361	9,870
Income taxes payable	(7,190)	4,570
Reserve for sales returns and allowances	12,186	(3,961)
Other liabilities	4,620	478
Total adjustments	395,041	(40,026)
Net cash provided (used) by operating activities	11,389	(1,848)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(16,160)	(9,614)
Change in other assets	2,876	2,008
Proceeds from sale of property and equipment	—	67
Cash paid for net assets of business acquired	(12,253)	(1,875)
Net purchase of marketable securities	(6)	(4)
Net cash used in investing activities	(25,543)	(9,418)
CASH FLOWS FROM FINANCING ACTIVITIES
Retirement of convertible notes	—	(20,262)
Common stock surrendered	(1,400)	(40)
Common stock repurchased	—	(4,554)
Decrease in capital lease obligations	(171)	(122)
Net cash used in financing activities	(1,571)	(24,978)
Net decrease in cash and cash equivalents	(15,725)	(36,244)
Cash and cash equivalents, beginning of period	169,520	254,837
Cash and cash equivalents, end of period	$153,795	$218,593
Cash paid during the period for:
Income taxes	$4,875	$3,542
Interest	$2,825	$2,630

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

In August 2010, certain employees surrendered an aggregate of 2,523 shares of restricted stock at a value of $39,813 to cover their income taxes due on the 2010 vesting of the restricted shares granted to them in 2006.

See Notes 8 and 9 for additional supplemental information to the condensed consolidated statements of cash flows.
See notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2010

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers - (continued)

Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts as of December 31, 2009 and September 30, 2010 and for the three and nine months ended September 30, 2009 and 2010 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Sales	2009	2010	2009	2010

Traditional Toys	$324,092	$341,398	$548,142	$533,688
Craft/Activity/Writing Products	23,787	5,246	46,165	9,288
Pet Products	3,559	2,033	10,625	6,301
	$351,438	$348,677	$604,932	$549,277

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Operating Income(Loss)
Traditional Toys	$48,273	$50,503	$(341,451)	$38,660
Craft/Activity/Writing Products	3,543	776	(87,469)	527
Pet Products	530	300	(11,485)	38
	$52,346	$51,579	$(440,405)	$39,225

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Depreciation and Amortization Expense
Traditional Toys	$14,133	$11,831	$24,577	$22,341
Craft/Activity/Writing Products	1,247	100	1,998	172
Pet Products	229	86	451	296
	$15,609	$12,017	$27,026	$22,809

	December 31,	September 30,
	2009	2010
Assets
Traditional Toys	$565,516	$730,180
Craft/Activity/Writing Products	57,022	8,805
Pet Products	11,555	7,083
	$634,093	$746,068

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers - (continued)

The following tables present information about the Company by geographic area as of December 31, 2009 and September 30, 2010 and for the three and nine months ended September 30, 2009 and 2010 (in thousands):

	December 31,	September 30,
	2009	2010
Long-live Assets
United States	$19,917	$17,426
Europe	-	104
Canada	-	24
Hong Kong	1,297	962
	$21,214	$18,516

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Net Sales by Geographic Area
United States	$289,000	$288,754	$499,879	$457,674
Europe	31,504	29,644	50,733	41,697
Canada	17,181	18,593	27,193	25,782
Hong Kong	1,176	380	3,674	3,392
Other	12,577	11,306	23,453	20,732
	$351,438	$348,677	$604,932	$549,277

Major Customers

Net sales to major customers for the three and nine months ended September 30, 2009 and 2010 were as follows (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2010		2009		2010
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales

Wal-Mart	$93,521	26.6%	$81,943	23.5%	$152,074	25.1%	$127,181	23.2%
Toys ‘R’ Us	39,111	11.1	45,958	13.2	64,945	10.7	66,977	12.2
Target	50,956	14.5	39,167	11.2	100,888	16.7	75,448	13.7
	$183,588	52.2%	$167,068	47.9%	$317,907	52.5%	$269,606	49.1%

No other customer accounted for more than 10% of the Company’s total net sales.

For the year ended December 31, 2009 and the nine months ended September 30, 2010, the Company’s three largest customers accounted for approximately 50.7% and 45.7%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and warehouse costs, is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	December 31, 2009	September 30, 2010

Raw materials	$6,995	$5,300
Finished goods	27,462	55,159
	$34,457	$60,459

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

The Company’s reserve for sales returns and allowances amounted to $33.9 million as of December 31, 2009, compared to $29.9 million as of September 30, 2010. This decrease was primarily due to certain customers taking their year-end allowances related to 2009 and lower sales during 2010.

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

The Company used a portion of the net proceeds from the offering to repurchase $77.7 million of its 4.625% convertible senior notes due in 2023 and repurchased all of the remaining $20.3 million of its 4.625% convertible senior notes at par plus accrued interest in June and August 2010.

Convertible Senior Notes Consist of the Following (in thousands):

	December 31, 2009	September 30, 2010
Current Liabilities
4.625% Convertible senior notes	$20,262	$—
Long Term Liabilities
4.50% Convertible senior notes	$100,000	$100,000
Unamortized discounts	(13,272)	(11,226)
Net carrying amount of 4.50% convertible senior notes	$86,728	$88,774

Note 6 — Income Taxes

The Company’s income tax expense of $1.5 million for the nine months ended September 30, 2010 reflects an effective tax expense rate of 3.9%. Included in the tax expense of $1.5 million is a tax benefit of $11.1 million primarily related to a reduction in tax reserves resulting from the effective settlement of tax audits of the Company’s 2003 through 2006 income tax returns, the receipt of a refund of tax resulting from the tax audits of the Company's 2003 through 2009 income tax returns and an adjustment related to transfer pricing. Absent this discrete tax benefit, the Company’s effective tax rate for the nine months ended September 30, 2010 is 31.8%. The Company’s tax benefit for the nine months ended September 30, 2009 was $82.2 million and reflected an effective tax benefit rate of 17.6%.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Earnings/(Loss) Per Share

The following table is a reconciliation of the weighted average shares used in the computation of earnings and loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2009			2010
	Income/(Loss)	Weighted Average Shares	Per-Share	Income/(Loss)	Weighted Average Shares	Per-Share

Earnings per share – basic
Income available to common
stockholders	$33,708	27,183	$1.24	$40,360	27,379	$1.47
Effect of dilutive securities:
Convertible senior notes	737	4,900		1,289	6,321
Options and warrants		14		31
Unvested restricted stock grants		408		243
Earnings per share – diluted
Income available to common
stockholders plus assumed exercises
and conversion	$34,445	32,505	$1.06	$41,649	33,974	$1.23

	Nine Months Ended September 30,
	2009			2010
	Income/(Loss)	Weighted Average Shares	Per-Share	Income/(Loss)	Weighted Average Shares	Per-Share

Earnings per share – basic
Income (loss) available to common
stockholders	$(383,652)	27,193	$(14.11)	$38,178	27,489	$1.39
Effect of dilutive securities:
Convertible senior notes	—	—		5,434	6,940
Options and warrants		—			25
Unvested restricted stock grants		—			238
Earnings per share – diluted
Income (loss) available to common
stockholders plus assumed exercises
and conversion	$(383,652)	27,193	$(14.11)	$43,612	34,692	$1.26

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Earnings/(Loss) Per Share (continued)

Basic earnings/(loss) per share has been computed using the weighted average number of common shares outstanding. Diluted earnings/(loss) per share has been computed using the weighted average number of common shares and common share equivalents outstanding (which consist of warrants, options and convertible debt to the extent they are dilutive). For the three months and nine months ended September 30, 2010, the convertible notes interest and related common share equivalent of 6,320,910 and 6,940,027, respectively, and diluted options and unvested restricted stock grants outstanding of 367,328 and 361,090, respectively, were excluded from the diluted earnings/(loss) per share calculation because they were anti-dilutive. Potentially dilutive stock options of 439,792 and 283,156 for the three months ended September 30, 2009 and 2010, respectively, were excluded from the computation of diluted earnings/(loss) per share as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and to have included them would have been anti-dilutive. Potentially dilutive stock options of 397,800 and 317,293 for the nine months ended September 30, 2009 and 2010, respectively, were excluded from the computation of diluted earnings/(loss) per share as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and to have included them would have been anti-dilutive.  Potentially dilutive unvested restricted stock of 408,305 and 243,218 for the three months ended September 30, 2009 and 2010, respectively, were excluded from the computation of earnings/(loss) per share as to have included them would have been anti-dilutive.  Potentially dilutive unvested restricted stock of 352,315 and 238,192 for the nine months ended September 30, 2009 and 2010, respectively, were excluded from the computation of earnings/(loss) per share as to have included them would have been anti-dilutive.

Note 8 — Common Stock and Preferred Stock

The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.

In January 2010, the Company issued an aggregate of 240,000 shares of restricted stock at an aggregate value of approximately $2.9 million to two of its executive officers, of which 120,000 shares vest, subject to certain Company financial performance criteria, in January 2011, and 120,000 shares vested in July 2010.  In addition, an aggregate of 40,950 shares of restricted stock was issued to its five non-employee directors, which vest in January 2011, at an aggregate value of approximately $0.5 million.

In April 2010, the Company issued 5,507 shares of restricted stock to a non-employee director, which vested in July 2010, at a value of approximately $0.1 million. Also, the company issued 5,000 shares of restricted stock at a value of approximately $0.1 million to an employee, which vests over a three-year period. Additionally, the company issued 5,000 shares of restricted stock at a value of approximately $0.1 million to an employee, which vests over a five-year period.

In August 2010, certain employees surrendered an aggregate of 2,523 shares of restricted stock at a value of $39,813 to cover their income taxes due on the 2010 vesting of the restricted shares granted to them in 2006.  Also, in August 2010, the Company repurchased 291,574 shares of its common stock at a price of $15.62 per share for a total cost of $4.6 million.  The repurchased stock represented approximately 1.0% of the company’s then outstanding shares of common stock at the time of the repurchase and was subsequently retired by the Company.

       All issuances of common stock, including those issued pursuant to stock option and warrant exercises, restricted stock grants and acquisitions, are issued from the Company’s authorized but not issued shares.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Business Combinations

The Company acquired the following entities to further enhance its existing product lines and to continue diversification into other toy categories and seasonal businesses:

In October 2008, the Company acquired substantially all of the assets of Tollytots Limited (“Tollytots”). The total initial consideration of $26.8 million consisted of $12.0 million in cash and the assumption of liabilities in the amount of $14.8 million, and resulted in goodwill of $4.1 million, of which $3.1 million has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $5.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. In the first earn-out period ended December 31, 2009, no portion of the earn-out was earned. Tollytots is a leading designer and producer of licensed baby dolls and baby doll pretend play accessories based on well-known brands, and was included in our  results of operations from the date of acquisition.

In October 2008, the Company acquired all of the stock of Kids Only, Inc. and a related Hong Kong company, Kids Only Limited (collectively, “Kids Only”). The total initial consideration of $23.8 million consisted of $20.4 million in cash and the assumption of liabilities in the amount of $3.4 million, and resulted in goodwill of $13.2 million, of which $12.7 million has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $5.6 million in cash over the three years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. The first earn-out period ended September 30, 2009 and the full earn-out amount of $1.9 million was paid in April 2010. The second earn-out period ended September 30, 2010.  The company is evaluating the earn-out agreement to determine the amount of earn-out that will be paid related to the second earn-out period.  Kids Only is a leading designer and producer of licensed indoor and outdoor kids’ furniture and children’s toy products, including baby dolls and accessories, activity trays and room decor  and was included in our results of operations from the date of acquisition.

In December 2008, the Company acquired certain assets of Disguise, Inc. and a related Hong Kong company, Disguise Limited (collectively, “Disguise”). The total initial consideration of $60.6 million consisted of $38.6 million in cash and the assumption of liabilities in the amount of $22.0 million, and resulted in goodwill of $30.6 million, all of which has been determined to be impaired and was written off in the quarter ended June 30, 2009. Disguise is a leading designer and producer of Halloween costumes, and accessories and was included in our results of operations from the date of acquisition.

Refer to Note 11 for information on the write-down of goodwill.

Note 10 — Joint Venture

The Company owned a fifty percent interest in a joint venture with THQ Inc. (“THQ”). Pursuant to a Settlement Agreement and Mutual Release dated December 22, 2009, the joint venture was terminated on December 31, 2009 and THQ is obligated to pay the Company an aggregate of $20.0 million in fixed payments of $6.0 million on each of June 30, 2010 and 2011 and $4.0 million on each of June 30, 2012 and 2013 which the Company will record as income on a cash basis when received (see Note 14).  On June 30, 2010 we received the fixed payment from THQ in the amount of $6.0 million, which was recognized as income during the quarter.  We did not recognize any income from our video game joint venture in 2010, as compared to a loss of $1.9 million in 2009.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Joint Venture (continued)

As of December 31, 2009 and September 30, 2010, the balance of Investment in video game joint venture is comprised of the following components (in thousands):

	December 31	September 30,
	2009	2010
Preferred return receivable	$6,727	$-

Note 11 — Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2010 are as follows (in thousands):

Traditional Toys
Balance at beginning of the period	$1,571
Adjustments to goodwill during the period	1,875

Balance at end of the period	$3,446

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

During the second quarter of 2009, the Company determined that the significant decline in its market capitalization was likely to be sustained and that an interim goodwill impairment test was required. As a result of such testing, the Company determined that $407.1 million, or all of the goodwill related to previous acquisitions, including the acquisition of Disguise in December 2008, was impaired. This amount was charged to expense in Write-down of Goodwill in the second quarter of 2009.

At December 31, 2009, the Company recorded deferred tax liabilities related to the Tollytots and Kids Only acquisitions that resulted in Goodwill of $1.6 million.

In April 2010, the Company made an earn-out payment in the amount of $1.9 million related to the Kids Only acquisition that was recorded as goodwill.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12 — Intangible Assets Other Than Goodwill

Intangible assets consists primarily of licenses, product lines, customer relationships, debt offering costs from the issuance of the Company’s convertible senior notes and trademarks. Amortized intangible assets are included in the Intangibles and other, net, in the accompanying balance sheets. Trademarks are disclosed separately in the accompanying balance sheets. Intangible assets are as follows (in thousands, except for weighted useful lives):

		December 31, 2009			September 30, 2010
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)

Amortized Intangible Assets:
Acquired order backlog	.50	$2,393	$(2,393)	$—	$2,393	$(2,393)	$—
Licenses	4.84	85,788	(57,396)	28,392	85,788	(64,015)	21,773
Product lines	3.62	19,100	(18,285)	815	19,100	(18,589)	511
Customer relationships	5.32	6,296	(2,912)	3,384	6,296	(3,808)	2,488
Non-compete/Employment contracts	3.84	3,133	(2,823)	310	3,133	(2,919)	214
Debt offering costs	5.00	4,444	(372)	4,072	3,678	(672)	3,006
Total amortized intangible assets		121,154	(84,181)	36,973	120,388	(92,396)	27,992
Unamortized Intangible Assets:
Trademarks		2,308	—	2,308	2,308	—	2,308
		$123,462	$(84,181)	$39,281	$122,696	$(92,396)	$30,300

Amortization expense related to limited life intangible assets was $6.5 million and $4.4 million for the three months ended September 30, 2009 and 2010, respectively.  Amortization expense related to limited life intangible assets was $10.4 million and $8.5 million for the nine months ended September  30, 2009 and 2010, respectively.

As of September 30, 2009, the Company determined that the tradenames “Child Guidance” and “Play Along” and certain tradenames associated with its Craft and Activity product lines would either be discontinued or were under-performing. Consequently, the intangible assets associated with these tradenames were written off to Write-down of Intangible Assets, resulting in a non-cash charge of $8.2 million.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Comprehensive Income (Loss)

The table below presents the components of the Company’s comprehensive loss for the three and nine months ended September 30, 2009 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010

Net income (loss)	$33,708	40,360	$(383,652)	38,178
Other comprehensive income (loss):
Foreign currency translation adjustment	1	5	1	(27)
Comprehensive income (loss)	$33,709	40,365	$(383,651)	38,151

Note 14— Litigation

On October 12, 2006, World Wrestling Entertainment, Inc. (“WWE”) commenced a lawsuit in Connecticut state court against THQ/JAKKS Pacific LLC, alleging that sales of WWE video games in Japan and other countries in Asia were not lawful (the “Connecticut Action”). The lawsuit sought, among other things, a declaration that WWE is entitled to terminate the video game license and monetary damages. In 2007, WWE filed an amended complaint in the Connecticut Action to add the principal part of the state law claims present in the action filed by WWE in the Southern District of New York (the “WWE Action”) to the Connecticut Action; the WWE Action was finally dismissed in 2009. THQ filed a cross-complaint that asserted claims by THQ and Mr. Farrell, THQ’s Chief Executive Officer, for indemnification from the Company in the event that WWE prevailed on its claims against THQ and Farrell and also asserted claims by THQ that the Company breached its fiduciary duties to THQ in connection with the videogame license between WWE and the THQ/JAKKS Pacific joint venture and sought equitable and legal relief, including substantial monetary and exemplary damages against the Company in connection with its claim. Thereafter, the WWE claims and the THQ cross-claims in the Connecticut Action were all dismissed with prejudice pursuant to settlement agreements that the Company entered into with WWE and THQ dated December 22, 2009. The settlement agreement with THQ provides for payments to the Company in the aggregate amount of $20.0 million payable $6.0 million, $6.0 million, $4.0 million and $4.0 million on June 30, 2010, 2011, 2012 and 2013, respectively. The $6.0 million payment due on June 30, 2010 was received in the second quarter of 2010.

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

The following table summarizes the total share-based compensation expense and related tax benefits recognized for the three and nine months ended September 30, 2009 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010

Stock option compensation expense (benefit)	$95	$—	$181	$(224)
Tax benefit (loss) related to stock option compensation	$29	$—	$63	$(82)
Restricted stock compensation expense (benefit)	$(772)	$1,526	$3,121	$3,840
Tax benefit (loss) related to restricted stock compensation	$(340)	$575	$1,137	$1,447

Stock option activity pursuant to the Plan for nine months ended September 30, 2010 is summarized as follows:

	Plan Stock Options (*)
	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2009	444,715	$19.63
Granted	-	-
Exercised	-	-
Cancelled	(120,950)	20.70
Outstanding, September 30, 2010	323,765	$19.22

* The stock option activity excludes 100,000 of fully vested warrants issued in connection with a license amendment during 2003 with an initial exercise price of $11.35 per share, which expire August 14, 2013 and are outstanding at September 30, 2010.

Restricted stock award activity pursuant to the Plan for the nine months ended September 30, 2010 is summarized as follows:

	Restricted Stock Awards
	Number of Shares	Weighted Average Price on grant date

Outstanding, December 31, 2009	436,443	$20.24
Awarded	296,457	12.24
Vested	(178,526)	23.11
Forfeited	(24,150)	17.98
Outstanding, September 30, 2010	530,224	$14.90

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

As of June 30, 2009, the Company determined that the significant decline in its market capitalization was likely to be sustained. The Company’s market capitalization was not significantly affected by the substantial resolution of the WWE lawsuit, and the lower revenue expectations for 2009 versus 2008 were factors that indicated that an interim goodwill impairment test was required. As a result, the Company determined that $407.1 million, or all of the goodwill related to previous acquisitions, including the acquisition of Disguise in December 2008, was impaired. This amount is included in “Write-down of Goodwill” in the accompanying consolidated statements of operations.

As of June 30, 2009, the Company determined that the tradenames “Child Guidance” and “Play Along” and certain tradenames associated with our Craft and Activity product lines would either be discontinued or were under performing. Consequently, the intangible assets associated with these tradenames were written off to “Write-down of Intangible Assets”, resulting in a non-cash charge of $8.2 million.

Goodwill and Intangible assets amounted to $33.7 million as of September 30, 2010.

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

Discrete Items for Income Taxes. A discrete tax benefit of $11.1 million was recognized during the nine months ended September 30, 2010 primarily related to a reduction in tax reserves resulting from the effective settlement of tax audits of the Company’s 2003 through 2006 income tax returns, the receipt of a refund of tax resulting from the tax audits of the Company's 2003 through 2009 income tax returns and an adjustment related to transfer pricing.

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

 We accrue a tax reserve for additional income taxes, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based on management’s assessment of all relevant information, and is periodically reviewed and adjusted as circumstances warrant. As of September 30, 2010, our income tax reserves are approximately $16.4 million and relate to the potential income tax audit adjustments, primarily in the areas of expense recognition and state taxes.

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

Recent Developments

In October 2008, the Company acquired substantially all of the assets of Tollytots Limited (“Tollytots”). The total initial consideration of $26.8 million consisted of $12.0 million in cash and the assumption of liabilities in the amount of $14.8 million, and resulted in goodwill of $4.1 million, of which $3.1 million has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $5.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. In the first earn-out period ended December 31, 2009, no portion of the earn-out was earned. Tollytots is a leading designer and producer of licensed baby dolls and baby doll pretend play accessories based on well-known brands, and was included in our results of operations from the date of acquisition.

In October 2008, the Company acquired all of the stock of Kids Only, Inc. and a related Hong Kong company, Kids Only Limited (collectively, “Kids Only”). The total initial consideration of $23.8 million consisted of $20.4 million in cash and the assumption of liabilities in the amount of $3.4 million, and resulted in goodwill of $13.2 million, of which $12.7 million has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $5.6 million in cash over the three years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. The first earn-out period ended September 30, 2009 and the full earn-out amount of $1.9 million was paid in April 2010. The second earn-out period ended September 30, 2010.  The company is evaluating the earn-out agreement to determine the amount of earn-out that will be paid related to the second earn-out period.  Kids Only is a leading designer and producer of licensed indoor and outdoor kids’ furniture and children’s toy products including baby dolls and accessories,  activity trays and room décor, and was included in our results of operations from the date of acquisition.

In December 2008, the Company acquired certain assets of Disguise, Inc. and a related Hong Kong company, Disguise Limited (collectively, “Disguise”). The total initial consideration of $60.6 million consisted of $38.6 million in cash and the assumption of liabilities in the amount of $22.0 million, and resulted in goodwill of $30.6 million, all of which has been determined to be impaired and was written off in the quarter ended June 30, 2009. Disguise is a leading designer and producer of Halloween  costumes and accessories, and was included in our results of operations from the date of acquisition.

In November 2009, we sold an aggregate of $100.0 million of 4.50% Convertible Senior Notes due 2014 (the “Notes”). These senior unsecured obligations of JAKKS,  pay interest semi-annually at a rate of 4.50% per annum,  mature on November 1, 2014. The conversion rate will initially be 63.2091 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment in certain circumstances. Prior to August 1, 2014, holders of the Notes may convert their Notes only upon specified events. Upon conversion, the Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Holders of the Notes may require us to repurchase for cash all or some of their Notes upon the occurrence of a fundamental change (as defined in the Notes). In November 2009, we used a portion of the net proceeds from the offering to repurchase $77.7 million of our 4.625% convertible senior notes due in 2023 and we redeemed all of the remaining $20.3 million of notes in June and August 2010.

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

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three MonthsEnded September 30,		Nine MonthsEnded September 30,
	2009	2010	2009	2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.1	68.2	75.8	67.3
Gross profit	32.9	31.8	24.2	32.7
Selling, general and administrative expenses	18.0	17.0	28.3	25.5
Write-down of intangible assets	—	—	1.4	—
Write-down of goodwill	—	—	67.3	—
Income (loss) from operations	14.9	14.8	(72.8)	7.2
Profit (loss) from video game joint venture	(0.5)	—	(3.6)	1.1
Interest income	—	—	—	—
Interest expense, net of benefit	(0.4)	(0.4)	(0.6)	(1.0)
Income (loss) before provision (benefit) for income taxes	14.0	14.4	(77.0)	7.3
Provision (benefit) for income taxes	4.4	2.8	(13.6)	0.3
Net income (loss)	9.6%	11.6%	(63.4)%	7.0%

The following unaudited table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010

Net Sales
Traditional Toys	$324,092	$341,398	$548,142	$533,688
Craft/Activity/Writing Products	23,787	5,246	46,165	9,288
Pet Products	3,559	2,033	10,625	6,301
	351,438	348,677	604,932	549,277
Cost of Sales
Traditional Toys	216,873	232,917	412,961	359,636
Craft/Activity/Writing Products	15,344	2,910	34,335	5,288
Pet Products	3,512	1,893	11,022	4,934
	235,729	237,720	458,318	369,858
Gross Profit
Traditional Toys	107,219	108,481	135,181	174,052
Craft/Activity/Writing Products	8,443	2,336	11,830	4,000
Pet Products	47	140	(397)	1,367
	$115,709	$110,957	$146,614	$179,419

Comparison of the Three Months Ended September 30, 2010 and 2009

Net Sales

Traditional Toys.   Net sales of our Traditional Toys segment were $341.4 million in 2010, compared to $324.1 million in 2009, representing an increase of $17.3 million, or 5.3%.  The increase in net sales was primarily due to higher unit sales of some products, including Spynet™, role-play, dress-up toys and dolls, including those based on classic Disney Princesses® and Disney Fairies® characters, kids indoor and outdoor furniture, and Halloween costumes and accessories.  This was offset in part by decreases in unit sales of  our WWE® and Pokemon® action figures and accessories, and other JAKKS products, including UltiMotion™, EyeClops® electronics, Cabbage Patch Kids®, JAKKS™ dolls and pretend play products based on Smurfs® plush, and In My Pocket & Friends™.

Craft/Activity/Writing Product.  Net sales of our Craft/Activity/Writing Products were $5.2 million in 2010, compared to $23.8 million in 2009, representing a decrease of $18.6 million, or 78.2%.  The decrease in net sales was primarily due to decreases in unit sales of our Girl Gourmet™ and our Flying Colors® and Vivid Velvet® activities products, offset in part by increases in unit sales of Creepy Crawlers® activities products.

Pet Products.  Net sales of our Pet Products were $2.0 million in 2010, compared to $3.6 million in 2009, representing a decrease of $1.6 million, or 44.4%.  The decrease is mainly attributable to less available shelf space for pet products at some of our major customer retail stores, and lower unit sales of consumable pet products.

Cost of Sales

Traditional Toys.  Cost of sales of our Traditional Toys segment was $232.9 million, or 68.2% of related net sales, in 2010, compared to $216.9 million, or 66.9% of related net sales, in 2009, representing an increase of $16.0 million, or 7.4%.  This increase primarily consisted of an increase in product costs of $12.5 million due to the mix of the product sold with higher product cost.  Royalty expense increased by $4.6 million and as a percentage of net sales due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalty rates. Our depreciation of molds and tools decreased by $1.3 million primarily due to decreased purchases of molds and tools in this segment.

Craft/Activity/Writing Products.  Cost of sales of our Craft/Activity/Writing Products segment was $2.9 million, or 55.8% of related net sales, in 2010, compared to $15.3 million, or 64.3% of related net sales, in 2009, representing a decrease of $12.4 million, or 81.0%.  This decrease primarily consisted of a decrease in lower sales volume.  Product costs as a percentage of net sales decreased primarily due to the mix of the product sold.  Royalty expense decreased by $0.5 million due to the lower volume of unit sales.  Royalty expense increased as a percentage of net sales due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalty rates. Our depreciation of molds and tools decreased by $0.6 million primarily due to decreased purchases of molds and tools in this segment.

Pet Product .  Cost of sales of our Pet Pal line of products was $1.9 million, or 95.0% of related net sales, in 2010, compared to $3.5 million, or 97.2% of related net sales, in 2009, representing a decrease of $1.6 million, or 45.7%.  This decrease primarily consisted of a decrease in products costs of $1.4 million, which is in line with the lower volume of sales.  Product costs as a percentage of net sales decreased primarily due to the mix of the product sold.  Royalty expense decreased by $0.2 million and as a percentage of sales due to changes in the product mix to products with lower royalty rates or proprietary products with no royalty rates from more products with higher royalty rates. Our depreciation of molds and tools decreased by $0.1 million primarily due to decreased purchases of molds and tools in this segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $59.4 million in 2010 and $63.4 million in 2009, constituting 17.0% and 18.0% of net sales, respectively.  The overall decrease of $4.0 million in such costs was primarily due to decreases in general and administrative expenses ($2.1million), product testing ($1.8 million) and depreciation and amortization ($2.2 million), offset in part by an increase in share-based compensation ($2.2 million). The decrease in general and administrative expenses is primarily due to decreases in salary and employee benefits expense ($3.7 million), rent expense ($1.3 million) and legal expense ($3.5 million), offset in part by increases in bonus expense ($5.5 million) and travel and entertainment ($0.7 million). The decrease in depreciation and amortization is due to a decrease in amortization expenses related to intangible assets other than goodwill ($2.2 million).   Product development expenses decreased ($1.8 million) as a result of tighter controls on spending.

Profit from Video Game Joint Venture

We did not recognize any income from our video game joint venture in 2010, as compared to a loss of $1.9 million in 2009 relating primarily to an adjustment to our preferred return as a result of an arbitration decision and legal fees. Pursuant to a Settlement Agreement and Mutual Release dated December 22, 2009, the joint venture was terminated on December 31, 2009.  On June 30, 2010 we received a fixed payment from THQ in the amount of $6.0 million, which was recognized as income during the second quarter.  Additionally, we will receive future payments in the amount of $6.0 million on June 30, 2011 and $4.0 million on each of June 30, 2012 and 2013 which we will record as income on a cash basis over the term (see “Legal Proceedings”).

Interest Income

 Interest income in the three months ended September 30, 2010 was $0.1 million, as compared  to $28,419  in the three months ended September 30, 2009. This increase is due to higher average cash balances during 2010 compared to 2009.

Interest Expense

Interest expense was $1.5 million in the three months ended September 30, 2010, as compared to $1.3 million in the prior period. In the three months ended September  30, 2010, we booked interest expense of $2.0 million related to our convertible senior notes payable, and net interest expense of $0.2 million related to uncertain tax positions taken or expected to be taken in a tax return. In the three months ended September 30, 2009, we booked interest expense of $1.1 million related to our convertible senior notes payable and net interest expense of $0.1 million related to uncertain tax positions taken or expected to be taken in a tax return.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes, and discrete items, was $9.8 million, or an effective tax rate expense of 19.5% for the three months ended September 30, 2010.  During the comparable period in 2009, the income tax benefit was $15.5 million, or an effective tax benefit rate of 31.5%.

Comparison of the Nine Months Ended September 30, 2010 and 2009

Net Sales

Traditional Toys.   Net sales of our Traditional Toys segment were $533.7 million in 2010, compared to $548.1 million in 2009, representing a decrease of $14.4 million, or 2.6%.  The decrease in net sales was primarily due to lower unit sales of our WWE® and Pokemon® action figures and accessories, and other JAKKS products, including EyeClops® electronics, Cabbage Patch Kids®, and pretend play products based on Hannah Montana®, In My Pocket & Friends™, and  JAKKS vehicles. This was offset in part by increases in unit sales of some products, including Club Penguin™, Hello Kitty® plush, Plug It In & Play TV Games™, Spynet™, role-play, dress-up toys and dolls, including those based on classic Disney Princesses® and Disney Fairies® characters, large baby dolls and accessories, kids indoor and outdoor furniture, and Halloween costumes and accessories.

Craft/Activity/Writing Product.  Net sales of our Craft/Activity/Writing Products were $9.3 million in 2010, compared to $46.2 million in 2009, representing a decrease of $36.9 million, or 79.9%.  The decrease in net sales was primarily due to decreases in unit sales of our Girl Gourmet™, Spa Factory™ and JAKKS activity toys, offset in part by increases in unit sales of our Creepy Crawlers® activities products.

Pet Products.  Net sales of our Pet Products were $6.3 million in 2010, compared to $10.6 million in 2009, representing a decrease of $4.3 million, or 40.6%.  The decrease is mainly attributable to less available shelf space for pet products at some of our major customer retail stores, and lower unit sales of consumable pet products.

Cost of Sales

Traditional Toys .  Cost of sales of our Traditional Toys segment was $359.6 million, or 67.4% of related net sales, in 2010, compared to $413.0 million, or 75.4% of related net sales, in 2009, representing a decrease of $56.6 million, or 13.7%.  This dollar decrease is primarily due to charges in 2009 of $18.8 million related to the write-down of certain excess and impaired inventory and $32.6 million related to the write-down of license advances and minimum guarantees that were not expected to be earned through sales of that licensed product. Excluding these one time charges, cost of sales was $361.6 million in 2009, or 66.0% of net sales.   Excluding the one time charges in 2009, cost of sales decreased $5.2 million, which primarily consisted of a decrease in depreciation of molds and tools due to decreased purchases in this segment.  Product costs as a percentage of sales are comparable year over year.  Furthermore, royalty expense for our Traditional Toys segment increased by $1.3 million and as a percentage of net sales due to changes in the product mix to more products with higher royalty rates from proprietary products with no royalty rates or products with lower royalty rates.

Craft/Activity/Writing Products .  Cost of sales of our Craft/Activity/Writing Products segment was $5.3 million, or 57.0% of related net sales, in 2010, compared to $34.3 million, or 74.2% of related net sales, in 2009, representing a decrease of $29.0 million, or 84.5%.  The decrease is primarily due to a lower volume of sales.  In addition, this decrease is partially due to charges in 2009 of $4.5 million related to the write-down of certain excess and impaired inventory and $0.3 related to the write-down of license advances and minimum guarantees that were not expected to be earned out through sales of that licensed product.   Excluding these one time charges, cost of sales was $29.6 million, or 64.1% in 2009, representing a decrease of $24.3 million.  Product costs as a percentage of net sales decreased primarily due to the mix of the product sold.  Royalty expense decreased by $2.0 million due to a lower volume of sales, but increased as a percentage of net sales due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalty rates. Our depreciation of molds and tools increased by $1.0 million primarily due to decreased purchases of molds and tools in this segment.

Pet Products .  Cost of sales of our Pet Pal line of products was $4.9 million, or 77.8% of related net sales, in 2009, compared to $11.0 million, or 103.8% of related net sales, in 2009, representing a decrease of $6.1 million, or 55.5%.  This decrease is primarily due to a lower volume of sales.  In addition, this decrease is partially due to charges of $0.8 million related to the write-down of certain excess and impaired inventory and $0.4 related to the write-down of license advances and minimum guarantees that are not expected to be earned out through sales of that licensed product.  Excluding these one time charges, cost of sales was $9.9 million or 93.4% of net sales in 2009, representing a decrease of  $5.0 million.  Royalty expense decreased by $1.0 million and as a percentage of sales due to changes in the product mix to more products with lower royalty rates or proprietary products with no royalty rates from products with higher royalty rates.  Our depreciation of molds and tools in this segment is comparable year over year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $140.2 million in 2010 and $171.7 million in 2009, constituting 25.5% and 28.4% of net sales, respectively.  The overall decrease of $31.5 million in such costs was primarily due to the company’s reorganization efforts resulting in decreases in general and administrative expenses ($13.6 million), product development ($6.4 million), depreciation and amortization ($2.7 million), and direct selling expenses ($8.8 million).  The decrease in depreciation and amortization is due to a decrease in amortization expense related to intangible assets other than goodwill ($2.2 million).  The decrease in general and administrative expenses is primarily due to decreases in salary and employee benefits expense ($7.6 million) and legal expense ($7.5 million), offset in part by  increases in travel and entertainment expense ($0.5 million), and donation expense ($0.2 million). Product development expenses decreased as a result of tighter control of spending on product development.  The decrease in direct selling expenses is primarily due to decreases in advertising and promotional expenses of $5.4 million in 2010 in support of several of our product lines, sales commissions ($1.2 million) and other direct selling expenses of $3.4 million.

Write-down of Intangible Assets

As of June 30, 2009, we determined that the tradenames “Child Guidance,”  “Play Along” and certain tradenames associated with our Crafts and Activities product lines would either be discontinued or were under-performing.   Consequently, the intangible assets associated with these tradenames were written off to “Write-down of Intangible Assets”, resulting in a non-cash charge of $8.2 million.

Write-down of Goodwill

During the three months ended June 30, 2009, we determined that the significant decline in our market capitalization was likely to be sustained.   Our market capitalization did not change significantly despite the dismissals subject to appeal of the WWE lawsuit, and the lower revenue expectations for 2009 versus 2008 were factors that indicated that an interim goodwill impairment test was required. As a result, we determined that $407.1 million, or all of the goodwill related to previous acquisitions, including the acquisition of Disguise in December 2008, was impaired. This amount is included in “Write-down of Goodwill” in the accompanying condensed consolidated statements of operations.

Profit from Video Game Joint Venture

We did not recognize  any income from our video game joint venture in 2010, as compared to a loss of $21.9 million in 2009 related primarily to an adjustment of $23.5 million to our preferred return from prior years as a result of an arbitration decision. Pursuant to a Settlement Agreement and Mutual Release dated December 22, 2009, the joint venture was terminated on December 31, 2009.  On June 30, 2010 we received a fixed payment from THQ in the amount of $6.0 million, which was recognized as income during the second quarter.  Additionally, we will receive future payments in the amount of $6.0 million on June 30, 2011 and $4.0 million on each of June 30, 2012 and 2013 which we will record as income on a cash basis over the term (see “Legal Proceedings”).

Interest Income

Interest income in the nine months ended September 30, 2010 was $0.3million, comparable to $0.3 million in the nine months ended September 30, 2009.

Interest Expense

Interest expense was $5.8 million in 2010, as compared to $3.8 million in 2009.  In 2010, we booked interest expense of $6.9 million related to our convertible senior notes payable offset in part by a net benefit of $0.6 million related to uncertain tax positions taken or expected to be taken in a tax return.  In 2009, we booked interest expense of $3.3 million related to our convertible senior notes payable and net interest expense of $0.4 million related to uncertain tax positions taken or expected to be taken in a tax return.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes, and discrete items, was $1.5 million, or an effective tax expense rate expense of 3.9% for the nine months ended September 30, 2010. During the comparable period in 2009, the income tax benefit was $82.2 million, or an effective tax benefit rate of 17.6%.

The income tax benefit for the nine months ended September 30, 2010 included a discrete benefit of $11.1 million primarily related to a reduction in tax reserves resulting from the effective settlement of tax audits of the Company’s 2003 through 2006 income tax returns, the receipt of a refund of tax resulting from the tax audits of the Company's 2003 through 2009 income tax returns and an adjustment related to transfer pricing.  (see Note 6 of the Notes to Condensed Consolidated Financial Statements, supra.). Exclusive of the discrete items, the September 30, 2010 effective tax provision rate would be 31.8%.

Seasonality and Backlog

The retail toy industry is inherently seasonal. Generally, our sales have been highest during the third and fourth quarters, and collections for those sales have been highest during the succeeding fourth and first fiscal quarters. Our working capital needs have been highest during the third and fourth quarters.

While we have taken steps to level sales over the entire year, sales are expected to remain heavily influenced by the seasonality of our toy and Halloween products. The result of these are seasonal patterns is that operating results and demand for working capital may vary significantly by quarter. Orders placed with us for shipment are generally cancelable until the date of shipment. The combination of seasonal demand and the potential for order cancellation makes accurate forecasting of future sales difficult and causes us to believe that backlog may not be an accurate indicator of our future sales. Similarly, financial results for a particular quarter may not be indicative of results for the entire year.

Liquidity and Capital Resources

As of September 30, 2010, we had working capital of $407.8 million, compared to $352.1 million as of December 31, 2009. The increase was primarily attributable to seasonally high accounts receivable and inventory balances offset partially by higher accrued expenses and accounts payable balances.

Operating activities used net cash of $1.8 million in the first nine  months of 2010, as compared to a net cash provided of $11.4 million in the prior year period. Net cash was provided primarily from receipt of payments for outstanding receivables. Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 76 days as of September 30, 2010, no change from 76 days as of September 30, 2009. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of September 30, 2010, we had cash and cash equivalents of $218.6 million.

Our investing activities used net cash of $9.4 million in the nine months ended September 30, 2010, as compared to $25.5 million in the prior year period, consisting primarily of cash paid for the Kids Only earn-out of $1.9 million and the purchase of office furniture and equipment and molds and tooling of $9.6 million used in the manufacture of our products.  As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 14% payable on net sales of such products. As of September 30, 2010, these agreements required future aggregate minimum guarantees of $75.0 million, exclusive of $53.9 million in advances already paid. Of this $75.0 million future minimum guarantee, $52.8 million is due over the next twelve months.

Our financing activities used net cash of $25.0 million in the nine months ended September 30, 2010, as compared to $1.6 million in the prior year period, consisting primarily of cash paid to redeem the  remainder of our 4.625% convertible senior notes due 2023, and the $4.5 million repurchase of restricted shares from the Friedman Estate, which were subsequently retired by the Company.

In October 2008, we acquired substantially all of the assets of Tollytots . The total initial consideration of $26.8 million consisted of $12.0 million in cash and the assumption of liabilities in the amount of $14.8 million, and resulted in goodwill of $4.1 million, of which $3.1 million has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. In the first earn-out period ended December 31, 2009, no portion of the earn-out was earned. Tollytots is a leading designer and producer of licensed baby dolls and baby doll pretend play accessories based on well-known brands and was included in our results of operations from the date of acquisition.

In October 2008, we acquired substantially all of the stock of Kids Only. The total initial consideration of $23.8 million consisted of $20.4 million in cash and the assumption of liabilities in the amount of $3.4 million, and resulted in goodwill of $13.2 million, of which $12.7 million has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.6 million in cash over the three  years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. The first earn-out period ended September 30, 2009 and the full earn-out amount of $1.9 million was paid in April 2010. The second earn-out period ended September 30, 2010.  The company is evaluating the earn-out agreement to determine the amount of earn-out that will be paid related to the second earn-out period.  Kids Only is a leading designer and producer of licensed indoor and outdoor kids’ furniture, and children’s toy products including baby dolls and accessories, activity trays and room décor,  and was included in our results of operations from the date of acquisition.

In December 2008, the Company acquired certain assets of Disguise. The total initial consideration of $60.6 million consisted of $38.6 million in cash and the assumption of liabilities in the amount of $22.0 million, and resulted in goodwill of $30.6 million, all of which has been determined to be impaired and was written off in the quarter ended June 30, 2009. Disguise is a leading designer and producer of Halloween costumes and accessories and was included in our results of operations from the date of acquisition.

In November 2009, we sold an aggregate of $100.0 million of 4.50% Convertible Senior Notes due 2014 (the “Notes”). The Notes are senior unsecured obligations of JAKKS, will pay interest semi-annually at a rate of 4.50% per annum and will mature on November 1, 2014. The conversion rate will initially be 63.2091 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment in certain circumstances. Prior to August 1, 2014, holders of the Notes may convert their Notes only upon specified events. Upon conversion, the Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Holders of the Notes may require us to repurchase for cash all or some of their Notes upon the occurrence of a fundamental change (as defined in the Notes). We used a portion of the net proceeds from the offering to repurchase $77.7 million of our 4.625% convertible senior notes due in 2023 in November 2009 and we redeemed all of the remaining $20.3 million of notes in June and August 2010.

We believe that our cash flows from operations and cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. We intend to finance our long-term liquidity requirements out of net cash provided by operations and net cash and cash equivalents. As of September 30, 2010, we do not have any off-balance sheet arrangements.

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

Interest Rate Risk

In November 2009, we issued convertible senior notes payable of $100.0 million with a fixed interest rate of 4.50% per annum, all of which remain outstanding as of September 30, 2010. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

Foreign Currency Risk

We have wholly-owned subsidiaries in Hong Kong, China, Canada, and the United Kingdom. Sales made by the Hong Kong subsidiaries are denominated in U.S. dollars. However, purchases of inventory are typically denominated in Hong Kong dollars and local operating expenses are denominated in the local currency of the subsidiary, thereby creating exposure to changes in exchange rates. Changes in the local currency/U.S. dollar exchange rates may positively or negatively affect our operating results. We do not believe that near-term changes in these exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Hong Kong dollar or Chinese Yuan relative to the U.S. dollar. We incorporated a subsidiary in Spain  in 2010 and have limited operation in the UK and Spain and, therefore, we have a nominal currency translation risk at this time.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On October 12, 2006, World Wrestling Entertainment, Inc. (“WWE”) commenced a lawsuit in Connecticut state court against THQ/JAKKS Pacific LLC, alleging that sales of WWE video games in Japan and other countries in Asia were not lawful (the “Connecticut Action”). The lawsuit sought, among other things, a declaration that WWE is entitled to terminate the video game license and monetary damages. In 2007, WWE filed an amended complaint in the Connecticut Action to add the principal part of the state law claims present in the action filed by WWE in the Southern District of New York (the “WWE Action”) to the Connecticut Action; the WWE Action was finally dismissed in 2009. THQ filed a cross-complaint that asserted claims by THQ and Mr. Farrell, THQ’s Chief Executive Officer, for indemnification from the Company in the event that WWE prevailed on its claims against THQ and Farrell and also asserted claims by THQ that the Company breached its fiduciary duties to THQ in connection with the videogame license between WWE and the THQ/JAKKS Pacific joint venture and sought equitable and legal relief, including substantial monetary and exemplary damages against the Company in connection with its claim. Thereafter, the WWE claims and the THQ cross-claims in the Connecticut Action were all dismissed with prejudice pursuant to settlement agreements that the Company entered into with WWE and THQ dated December 22, 2009.(the “Settlements”).

In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York: (1) Garcia v. JAKKS Pacific, Inc. et al., Civil Action No. 04-8807 (filed on November 5, 2004), (2) Jonco Investors, LLC v. JAKKS Pacific, Inc. et al., Civil Action No. 04-9021 (filed on November 16, 2004), (3) Kahn v. JAKKS Pacific, Inc. et al., Civil Action No. 04-8910 (filed on November 10, 2004), (4) Quantum Equities L.L.C. v. JAKKS Pacific, Inc. et al., Civil Action No. 04-8877 (filed on November 9, 2004), and (5) Irvine v. JAKKS Pacific, Inc. et al., Civil Action No. 04-9078 (filed on November 16, 2004) (the “Class Actions”). The complaints in the Class Actions alleged that defendants issued positive statements concerning increasing sales of our WWE licensed products which were false and misleading because the WWE licenses had allegedly been obtained through a pattern of commercial bribery, our relationship with the WWE was being negatively impacted by the WWE’s contentions and there was an increased risk that the WWE would either seek modification or nullification of the licensing agreements with us. Plaintiffs also alleged that we misleadingly failed to disclose the alleged fact that the WWE licenses were obtained through an unlawful bribery scheme. The plaintiffs in the Class Actions were described as purchasers of our common stock, who purchased from as early as October 26, 1999 to as late as October 19, 2004. The Class Actions sought compensatory and other damages in an undisclosed amount, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by each of the defendants (namely the Company and Messrs. Friedman, Berman and Bennett), and violations of Section 20(a) of the Exchange Act by Messrs. Friedman, Berman and Bennett. On January 25, 2005, the Court consolidated the Class Actions under the caption In re JAKKS Pacific, Inc. Shareholders Class Action Litigation, Civil Action No. 04-8807. On May 11, 2005, the Court appointed co-lead counsels and provided until July 11, 2005 for an amended complaint to be filed; and a briefing schedule thereafter with respect to a motion to dismiss. The motion to dismiss was fully briefed and argument occurred on November 30, 2006. The motion was granted in January 2008 to the extent that the Class Actions were dismissed without prejudice to plaintiffs’ right to seek leave to file an amended complaint based on statements that the WWE licenses were obtained from the WWE as a result of the long-term relationship with WWE. A motion seeking leave to file an amended complaint was granted and an amended complaint filed. Briefing was completed with respect to a motion to dismiss that was scheduled for argument in October 2008. The Court adjourned the argument date. The parties notified the Court that an agreement to resolve this action was reached. In November 2009, a motion was filed by plaintiffs’ counsel for preliminary approval of this agreement, which provides for the matter to be settled for $3.9 million, without any admission of liability on the part of the Company, or its officers and directors.  On June 29, 2010, the Court found preliminary that the settlement was fair and scheduled the Fairness Hearing for October 19, 2010.  On October 19, 2010, the Court approved the settlement of the Class Actions.

On December 2, 2004, a shareholder derivative action was filed in the Southern District of New York by Freeport Partner, LLC against us, nominally, and against Messrs. Friedman, Berman and Bennett, Freeport Partners v. Friedman, et al., Civil Action No. 04-9441 (the “Derivative Action”). The Derivative Action seeks to hold the individual defendants liable for damages allegedly caused to us by their actions and in particular to hold them liable on a contribution theory with respect to any liability we incur in connection with the Class Actions. On or about February 10, 2005, a second shareholder derivative action was filed in the Southern District of New York by David Oppenheim against us, nominally, and against Messrs. Friedman, Berman, Bennett, Blatte, Glick, Miller and Skala, Civil Action 05-2046 (the “Second Derivative Action”). The Second Derivative Action seeks to hold the individual defendants liable for damages allegedly caused to us by their actions as a result of alleged breaches of their fiduciary duties. On or about March 16, 2005, a third shareholder derivative action was filed. It is captioned Warr v. Friedman, Berman, Bennett, Blatte, Glick, Miller, Skala, and JAKKS (as a nominal defendant), and it was filed in the Superior Court of California, Los Angeles County (the “Third Derivative Action”). The Third Derivative Action seeks to hold the individual defendants liable for (1) damages allegedly caused to us by their alleged breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment; and (2) restitution to us of profits, benefits and other compensation obtained by them. Agreement to resolve the Derivative Actions has been reached, but it is also subject to Court approval.   Preliminary approval was granted on July 12, 2010.  A Company insurer has provided $3.9 million in connection with the Class Action settlement agreement and has agreed to provide an additional $165,000 upon final approval of the settlement of the Derivative Actions.  The Fairness Hearing with respect to the Derivative Actions was also scheduled for October 19, 2010.  On October 19, 2010, the Court approved the settlement of the Derivative Actions but reserved based on further briefing with respect to the legal fees to claimants’ counsel, which fees are to be paid by the insurer.

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

We have experienced rapid growth in our product lines resulting in higher net sales over the last nine years, which was achieved through acquisitions of businesses, products and licenses. For example, revenues associated with companies we acquired since 2008 were approximately $169.0 million and $169.6 million, for the year ended December 31, 2009 and the nine months ended September 30, 2010, respectively, representing 21.0% and 30.9% of our total revenues for those periods. As a result, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

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

Our growth strategy depends in part upon our ability to acquire companies and new product lines. Revenues associated with our acquisitions since 2008 represented approximately 21.0% and 30.9% of our total revenues for the year ended December 31, 2009 and the nine months ended September 30, 2010, respectively. Future acquisitions will succeed only if we can effectively assess characteristics of potential target companies and product lines, such as:

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

Our three largest customers accounted for 49.1% and 55.6% of our net sales for the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory also could adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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

We sell products and operate facilities in numerous countries outside the United States. For the nine months ended September 30, 2010 and the year ended December 31, 2009 sales to our international customers comprised approximately 15.8% and 16.5%, respectively, of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers located principally in China which are subject to the risks normally associated with international operations, including:

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

Item 6. Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2.1	By-Laws of the Company(2)
3.2.2	Amendment to By-Laws of the Company(3)
4.1	Indenture, dated as of September 9, 2003, by and between the Registrant and Wells Fargo Bank, N.A.(4)
4.2	Form of 4.625% Convertible Senior Note(4)
4.3	Indenture, dated November 10, 2009, by and between the Registrant and Wells Fargo Bank, N.A. (5)
4.4	Form of 4.50% Senior Convertible Note (5)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(6)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(6)
32.1	Section 1350 Certification of Chief Executive Officer(6)
32.2	Section 1350 Certification of Chief Financial Officer(6)

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on August 14, 2003, and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on November 10, 2009, and incorporated herein by reference.

(6)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: November 4, 2010	By:	/s/ JOEL M. BENNETT
Joel M. Bennett
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2.1	By-Laws of the Company(2)
3.2.2	Amendment to By-Laws of the Company(3)
4.1	Indenture, dated as of September 9, 2003, by and between the Registrant and Wells Fargo Bank, N.A.(4)
4.2	Form of 4.625% Convertible Senior Note(4)
4.3	Indenture, dated November 10, 2009, by and between the Registrant and Wells Fargo Bank, N.A. (5)
4.4	Form of 4.50% Senior Convertible Note (5)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(6)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(6)
32.1	Section 1350 Certification of Chief Executive Officer(6)
32.2	Section 1350 Certification of Chief Financial Officer(6)

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on August 14, 2003, and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on November 10, 2009, and incorporated herein by reference.

(6)	Filed herewith.