Form 10-K
period 2010-12-31
JAKKS PACIFIC INC
filed 2011-03-04
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010

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
(Do not check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value per share) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on June 30, 2010 of $14.38) is $388,368,123.

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is  27,007,519 (as of March 3, 2011).

Documents Incorporated by Reference

None.

JAKKS PACIFIC, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year ended December 31, 2010

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

Company Overview

We are a leading multi-line, multi-brand toy company that designs, produces, markets and distributes toys and related products, pet toys, consumables and related products, electronics and related products, kids indoor and outdoor furniture, and other consumer products. We focus our business on acquiring or licensing well-recognized trademarks and brand names, most with long product histories (“evergreen brands”). We seek to acquire these evergreen brands because we believe they are less subject to market fads or trends. We also develop proprietary products marketed under our own trademarks and brand names, and have historically acquired complementary businesses to further grow our portfolio.  Our products include:

Traditional Toys and Electronics

●
Action figures and accessories, including licensed characters, principally based on Ultimate Fighting Champion (UFC), Total Non-Stop Action (TNA) wrestling, Pokémon® and until December 31, 2009 World Wrestling Entertainment® (“WWE”) franchises;

●	Toy vehicles, including Road Champs®, Fly Wheels® and MXS® toy vehicles and accessories;

●	Electronics products, including SpyNet spy products, EyeClops™ Bionic Eye products, Laser Challenge® and Plug It In & Play TV Games ™ based on Disney® brands and other popular brands;
●
Dolls and accessories, including small dolls, large dolls, fashion dolls and baby dolls based on licenses, including Disney Princess®, Disney Fairies®, Cabbage Patch Kids®, Taylor Swift, Fancy Nancy, Hello Kitty®, Graco® and Fisher Price®; plush, infant and pre-school toys;

●	Private label products as “exclusives” for a myriad of retail customers in many product categories; and

●
Pet products, including toys, consumables, and accessories, branded JAKKS Pets®, some of which also feature licenses, including American Kennel Club® and The Cat Fanciers’ Association™.  In 2011, we expect to launch our proprietary brand of assorted pet products under American Classics.

Role Play, Novelty and Seasonal Toys

●	Food play and activity kits, including Girl Gourmet™, Creepy Crawlers™ and BloPens®,

●
Role-play, dress-up, pretend play and novelty products for boys and girls based on well known brands and entertainment properties such as Black & Decker®, McDonald’s®, Dirt Devil®, Disney Princess®, Disney Fairies®,  Barbie® and Dora the Explorer®, as well as those based on our own proprietary brands;

●
Indoor and outdoor kids’ furniture, activity trays and tables and room décor; kiddie pools, seasonal and outdoor products, including those based on Crayola®, Disney® characters and more, and Funnoodle® pool floats; and

●
Halloween and everyday costumes for all ages based on licensed and proprietary non-licensed brands, including Spiderman®, Iron Man, Toy Story®, Sesame Street®, Power Rangers®¸Hasbro® brands and Disney Princess®, and related Halloween accessories.

We continually review the marketplace to identify and evaluate popular and evergreen brands and product categories that we believe have the potential for growth. We endeavor to generate growth within these lines by:

●	creating innovative products under our established licenses and brand names;

●	adding new items to the branded product lines that we expect will enjoy greater popularity;

●	infusing innovation and technology when appropriate to make them more appealing to today’s kids; and

●	focusing our marketing efforts to enhance consumer recognition and retailer interest.

Our Business Strategy

In addition to developing our own proprietary brands and marks, licensing popular trademarks enables us to use these high-profile marks at a lower cost than we would incur if we purchased these marks or developed comparable marks on our own. By licensing trademarks, we have access to a far greater range of marks than would be available for purchase. We also license technology developed by unaffiliated inventors and product developers to enhance the design and functionality of our products.

We sell our products through our in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, toy specialty stores and wholesalers. Our three largest customers are Wal-Mart, Target and Toys ‘R’ Us, which accounted for approximately 23.0%, 15.5% and 14.9%, respectively, of our net sales in 2010. No other customer accounted for more than 10.0% of our net sales in 2010.

Our Growth Strategy

The execution of our growth strategy has normally resulted in increased levels of revenues and earnings. However, in 2009 and 2010, we experienced a decline in sales mainly due to declines in a few key product lines and a challenging economy and in 2009 had various charges which resulted in a net loss for the 2009 year.  In 2009 and 2010, we generated net sales of $803.7 million and $747.3 million, respectively, and net loss of $385.5 million and net income of $47.0 million, respectively. Approximately 21.0% and 27.7% of our net sales in 2009 and 2010, respectively, were attributable to our acquisitions since 2008. Key elements of our growth strategy include:

●       Expand Core Products.    We manage our existing and new brands through strategic product development initiatives, including introducing new products, modifying existing products and extending existing product lines to maximize their longevity. Our marketing teams and product designers strive to develop new products or product lines to offer added technological, aesthetic and functional improvements to our extensive portfolio.

●       Enter New Product Categories.    We use our extensive experience in the toy and other consumer product industries to evaluate products and licenses in new product categories and to develop additional product lines. We began marketing licensed classic video games for simple plug-in use with television sets and expanded into several related categories by infusing additional technologies such as motion gaming and through the licensing of this category from our current licensors, such as Disney and MTV Networks which owns Nickelodeon.

●       Pursue Strategic Acquisitions.    We supplement our internal growth with selected strategic acquisitions. Most recently, in October 2008 we acquired the businesses of Tollytots Limited, a leading manufacturer of licensed baby doll accessories and Kids Only, a leading manufacturer of licensed indoor and outdoor kids’ furniture, and in December 2008, we acquired the business of Disguise, Inc. a leading Halloween costume and related accessories company.  We will continue focusing our acquisition strategy on businesses or brands that we believe have compatible product lines and/or offer valuable trademarks or brands.

●       Acquire Additional Character and Product Licenses.    We have acquired the rights to use many familiar brand and character names and logos from third parties that we use with our primary trademarks and brands. Currently, among others, we have license agreements with Nickelodeon, Disney®, UFC and Warner Bros®, as well as with the licensors of the many popular licensed children’s characters previously mentioned, among others. We intend to continue to pursue new licenses from these entertainment and media companies and other licensors. We also intend to continue to purchase additional inventions and product concepts through our existing network of inventors and product developers.

●       Expand International Sales.    We believe that foreign markets, especially Europe, Australia, Canada, Latin America and Asia, offer us significant growth opportunities. In 2010, our sales generated outside the United States were approximately $113.4 million, or 15.2% of total net sales. We intend to continue to expand our international sales and in 2009 and 2010 opened sales offices and expanded distribution agreements in Europe to capitalize on our experience and our relationships with foreign distributors and retailers. We expect these initiatives to continue to contribute to our international growth in 2011.

●       Capitalize On Our Operating Efficiencies.    We believe that our current infrastructure and operating model can accommodate growth without a proportionate increase in our operating and administrative expenses, thereby increasing our operating margins.

The execution of our growth strategy, however, is subject to several risks and uncertainties and we cannot assure you that we will continue to experience growth in, or maintain our present level of net sales (see “Risk Factors,” beginning on page 11). For example, our growth strategy will place additional demands on our management, operational capacity and financial resources and systems. The increased demand on management may necessitate our recruitment and retention of additional qualified management personnel. We cannot assure you that we will be able to recruit and retain qualified personnel or expand and manage our operations effectively and profitably. To effectively manage future growth, we must continue to expand our operational, financial and management information systems and to train, motivate and manage our work force. There can be no assurance that our operational, financial and management information systems will be adequate to support our future operations. Failure to expand our operational, financial and management information systems or to train, motivate or manage employees could have a material adverse effect on our business, financial condition and results of operations.

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

Industry Overview

According to Toy Industry Association, Inc., the leading toy industry trade group, the United States is the world’s largest toy market, followed by Japan and Western Europe. Total retail sales of toys, excluding video games, in the United States, were approximately $21.9 billion in 2010. We believe the two largest United States toy companies, Mattel and Hasbro, collectively hold a dominant share of the domestic non-video toy market. In addition, hundreds of smaller companies compete in the design and development of new toys, the procurement of character and product licenses, and the improvement and expansion of previously introduced products and product lines.

Over the past few years, the toy industry has experienced substantial consolidation among both toy companies and toy retailers. We believe that the ongoing consolidation of toy companies provides us with increased growth opportunities due to retailers’ desire to not be entirely dependent on a few dominant toy companies. Retailer concentration also enables us to ship products, manage account relationships and track point of sale information more effectively and efficiently.

Products

We focus our business on acquiring or licensing well-recognized trademarks or brand names, and we seek to acquire evergreen brands which are less subject to market fads or trends. Generally, our license agreements for products and concepts call for royalties ranging from 1% to 14% of net sales, and some may require minimum guarantees and advances. Our principal products include:

Traditional Toys and Electronics

Electronics Products

Our electronic products category includes our Plug It In & Play TV Games, SpynetSpy products, EyeClops™ Bionic Eye products and Laser Challenge® product lines. Our current Plug It In & Play TV Games titles, geared to the pre-school and leisure gamer segments, include licenses from Namco®, Disney, Marvel® and Nickelodeon, and feature such games as SpongeBob SquarePants®, Big Buck Hunter® Pro, Dora the Explorer, Disney Princess®, Ms. Pac-Man® and Pac-Man®.

In 2011, we expect to launch a game based on the popular arcade game Golden Tee Golf.

Wheels Products

●	Motorized and plastic toy vehicles and accessories.

Our extreme sports offerings include our MXS line of motorcycles with generic and well-known riders and other vehicles include off-road vehicles and skateboards, which are sold individually and with playsets and accessories.

Action Figures and Accessories

We had an extensive toy license with the WWE pursuant to which we had the right, until the license expired on December 31, 2009, to develop and market a full line of toy products based on the popular WWE professional wrestlers.

We currently develop, manufacture and distribute other action figures and action figure accessories including those based on the animated series Pokémon, UFC and TNA wrestling, capitalizing on the expertise we built in the action figure category. In 2011, we expect to launch a line of action figures, playsets and accessories based on the Pirates of the Caribbean and Real Steel movie franchises; and figurines based on Smurfs and Phineas and Ferb.

Dolls

Dolls and accessories include small dolls, large dolls, fashion dolls and baby dolls based on licenses, including Disney Princess®, Disney Fairies®, Cabbage Patch Kids®, Taylor Swift, Fancy Nancy, Hello Kitty®, Graco® and Fisher Price®, including an extensive line of baby doll accessories that emulate real baby products that mothers today use; plush, infant and pre-school toys, and private label fashion dolls for other retailers and sold to Disney Stores and Disney Parks and Resorts.

Pet Products

We entered the Pet Products category with our acquisition of Pet Pal, whose products include pet toys, treats, beds, clothes and related pet products. These products are marketed under JAKKS Pets® and licenses include American Kennel Club and The Cat Fanciers’ Association, as well as numerous other entertainment and consumer product properties.  In 2011, we expect to launch our own proprietary brand of assorted pet products under the brand American Classics.

Role Play, Novelty & Seasonal

Role-play and Dress-up Products

Our line of role-play and dress-up products for boys and girls features entertainment and consumer products properties such as Disney Princess, Disney Fairies, Dora the Explorer, Barbie and Black & Decker.  These products generated a significant amount of sales in 2010, and we expect that level of sales to continue in 2011.

Seasonal/ Outdoor Products

We have a wide range of seasonal toys and outdoor and leisure products. Our Funnoodle pool toys include the basic Funnoodle pool floats and a variety of other pool toys.

Indoor and Outdoor Kids’ Furniture

We produce an extensive array of licensed indoor and outdoor kids' furniture and activity tables, and room decor.  Our licensed portfolio includes character licenses, including Crayola®, Disney Princess®, Toy Story®, Mickey Mouse®, Dora the Explorer®, and others. Products include children’s puzzle furniture, tables and chairs to activity sets, trays, stools and a line of licensed molded kiddie pools, among others.

Halloween and Everyday Costume Play

We produce an expansive and innovative line of Halloween costumes and accessories which includes a wide range of non-licensed Halloween costumes such as horror, pirates, historical figures and aliens to animals, vampires, angels and more, as well as popular licensed characters from top intellectual property owners including Disney®, Hasbro®, Marvel®, Sesame Workshop®, Mattel®, and many others.

World Wrestling Entertainment Video Games

In June 1998, we formed a joint venture with THQ, a developer, publisher and distributor of interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture entered into a license agreement with the WWE under which it acquired the exclusive worldwide right to publish WWE video games on all hardware platforms. Pursuant to a Settlement Agreement and Mutual Release dated December 22, 2009, the joint venture was terminated on December 31, 2009 and we are to receive fixed payments from THQ of $6.0 million on each of June 30, 2010 (which was paid) and 2011 and $4.0 million on each of June 30, 2012 and 2013 which we will record as income on a cash basis over the term (see “Legal Proceedings”).

The following table presents our results with the joint venture for the four years ended through the termination of the joint venture on December 31, 2009:

	New Game Titles		Profit from
	Console Platforms	Hand- held Platforms	video game joint venture
			(In millions)
2006	2	1	$13.2
2007	4	2	21.2
2008	4	2	17.1
2009	7	1	7.4	(1)

(1)
Excludes a cumulative write-down recorded in 2009 in the amount of $23.5 million to our accrued preferred return receivable from the joint venture that resulted from the arbitration reducing the preferred return rate to 6%, from the historical 10% rate that had been accrued.

Sales, Marketing and Distribution

We sell all of our products through our own in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, toy specialty stores and wholesalers. Our three largest customers are Wal-Mart, Target and Toys ‘R’ Us, which accounted for approximately 55.6% of our net sales in 2009 and 53.4% of our net sales in 2010. With the Pet Pal® product line, we distribute pet products to key pet supply retailers Petco and Petsmart in addition to many other pet retailers and our existing customers. We generally sell products to our customers pursuant to letters of credit or, in some cases, on open account with payment terms typically varying from 30 to 90 days. From time to time, we allow our customers credits against future purchases from us in order to facilitate their retail markdown and sales of slow-moving inventory. We also sell our products through e-commerce sites, including Toysrus.com and Amazon.com.

We contract the manufacture of most of our products to unaffiliated manufacturers located in The People’s Republic of China (“China”). We sell the finished products on a letter of credit basis or on open account to our customers, many of whom take title to the goods in Hong Kong or China. These methods allow us to reduce certain operating costs and working capital requirements. A portion of our sales originate in the United States, so we hold certain inventory in our warehouse and fulfillment facilities. To date, a significant portion of all of our sales has been to domestic customers. We intend to continue expanding distribution of our products into foreign territories and, accordingly, we have:

●	engaged representatives to oversee sales in certain territories,

●	engaged distributors in certain territories,

●	established direct relationships with retailers in certain territories,

●	opened sales offices in Europe, and

●	expanded in-house resources dedicated to product development and marketing of our lines internally.

Outside of the United States, we currently sell our products primarily in Europe, Australia, Canada, Latin America and Asia. Sales of our products abroad accounted for approximately $132.5 million, or 16.5% of our net sales, in 2009 and approximately $113.4 million, or 15.2% of our net sales, in 2010. We believe that foreign markets present an attractive opportunity, and we plan to intensify our marketing efforts and further expand our distribution channels abroad.

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

We publicize and advertise our products in trade and consumer magazines and other publications, market our products at international, national and regional toy and other specialty trade shows, conventions and exhibitions and carry on cooperative advertising programs with toy and mass market retailers and other customers which include the use of print and television ads and in-store displays. We also produce and broadcast television commercials for several of our product lines, if we expect that the resulting increase in our net sales will justify the relatively high cost of television advertising.

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

We employ a staff of designers for all of our product lines. We occasionally acquire our other product concepts from unaffiliated third parties. If we accept and develop a third party’s concept for new toys, we generally pay a royalty on the sale of the toys developed from this concept, and may, on an individual basis, guarantee a minimum royalty. In addition, we engage third party developers to program our line of Plug it in & Play TV Games. Royalties payable to inventors and developers generally range from 1% to 5% of the wholesale sales price for each unit of a product sold by us. We believe that utilizing experienced third-party inventors gives us access to a wide range of development talent. We currently work with numerous toy inventors and designers for the development of new products and the enhancement of existing products.

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

The principal raw materials used in the production and sale of our toy products are plastics, zinc alloy, plush, printed fabrics, paper products and electronic components, all of which are currently available at reasonable prices from a variety of sources. Although we do not manufacture our products, we own the majority of the tools, dyes and molds used in the manufacturing process, and these are transferable among manufacturers if we choose to employ alternative manufacturers. Tools, dyes and molds represent a substantial portion of our property and equipment with a net book value of $12.9 million in 2009 and $10.1 million in 2010. Substantially all of these assets are located in China.

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

Competition

Competition in the toy industry is intense. Globally, certain of our competitors have greater financial resources, larger sales and marketing and product development departments, stronger name recognition, longer operating histories and benefit from greater economies of scale. These factors, among others, may enable our competitors to market their products at lower prices or on terms more advantageous to customers than those we could offer for our competitive products. Competition often extends to the procurement of entertainment and product licenses, as well as to the marketing and distribution of products and the obtaining of adequate shelf space. Competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations. In each of our product lines we compete against one or both of the toy industry’s two dominant companies, Mattel and Hasbro.  In addition, we compete in our Halloween costume lines with Rubies and in our toy vehicle and pre-school lines, with RC2. We also compete with numerous smaller domestic and foreign toy manufacturers, importers and marketers in each of our product categories.

Seasonality and Backlog

In 2010, approximately 73.2% of our net sales were made in the third and fourth quarters. Generally, the first quarter is the period of lowest shipments and sales in our business and the toy industry generally and therefore the least profitable due to various fixed costs. Seasonality factors may cause our operating results to fluctuate significantly from quarter to quarter. However, our seasonal products are primarily sold in the spring and summer seasons. Our results of operations may also fluctuate as a result of factors such as the timing of new products (and related expenses) introduced by us or our competitors, the advertising activities of our competitors, delivery schedules set by our customers and the emergence of new market entrants. We believe, however, that the low retail price of most of our products may be less subject to seasonal fluctuations than higher priced toy products.

We ship products in accordance with delivery schedules specified by our customers, which generally  request delivery of their products within three to six months of the date of their orders for orders shipped FOB China or Hong Kong and within three days on orders shipped domestically. Because customer orders may be canceled at any time without penalty, our backlog may not accurately indicate sales for any future period.

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

Employees

As of February 28, 2011, we employed 828 persons, all of whom are full-time employees, including two executive officers. We employed 376 people in the United States, 11 people in Canada, 316 people in Hong Kong, 118 people in China, 6 people in the United Kingdom, 1 person in Spain, and 1 person in France. We believe that we have good relationships with our employees. None of our employees are represented by a union.

Environmental Issues

We are subject to legal and financial obligations under environmental, health and safety laws in the United States and in other jurisdictions where we operate. We are not currently aware of any material environmental liabilities associated with any of our operations.

Available Information

We make available free of charge on or through our Internet website, www.jakks.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  The contents of our website are not incorporated in or deemed to be a part of any such report.

Our Corporate Information

We were formed as a Delaware corporation in 1995. Our principal executive offices are located at 22619 Pacific Coast Highway, Malibu, California 90265. Our telephone number is (310) 456-7799 and our Internet Website address is www.jakks.com. The contents of our website are not incorporated in or deemed to be a part of this Annual Report Form 10-K.

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

Our business and operating results depend largely upon the appeal of our products. Our continued success in the toy industry will depend on our ability to redesign, restyle and extend our existing core products and product lines as consumer preferences evolve, and to develop, introduce and gain customer acceptance of new products and product lines. Several trends in recent years have presented challenges for the toy industry, including:

●	The phenomenon of children outgrowing toys at younger ages, particularly in favor of interactive and high technology products;

●	Increasing use of technology;

●	Shorter life cycles for individual products; and

●	Higher consumer expectations for product quality, functionality and value.

We cannot assure you that:

●	our current products will continue to be popular with consumers;

●	the product lines or products that we introduce will achieve any significant degree of market acceptance; or

●	the life cycles of our products will be sufficient to permit us to recover licensing, design, manufacturing, marketing and other costs associated with those products.

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

The success of many of our character-related and theme-related products depends on the popularity of characters in movies, television programs, live sporting exhibitions, and other media and events. We cannot assure you that:

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

We have experienced rapid growth in our product lines resulting in higher net sales over the last years, which was achieved through acquisitions of businesses, products and licenses. For example, revenues associated with companies we acquired since 2008 were approximately $169.0 million and $207.0 million, in 2009 and 2010, respectively, representing 21.0% and 27.7% of our total revenues for those periods. As a result, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

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

Our growth strategy depends in part upon our ability to acquire companies and new product lines. Revenues associated with our acquisitions since 2008 represented approximately 21.0% and 27.7% of our total revenues in 2009 and 2010, respectively. Future acquisitions, if any, may succeed only if we can effectively assess characteristics of potential target companies and product lines, such as:

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

Our three largest customers accounted for 53.4% of our net sales in 2010. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory also could adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

We depend on our key personnel and any loss or interruption of his services could adversely affect our business, financial condition and results of operations.

Our success has been largely dependent upon the experience and continued services of Stephen G. Berman, our President and Chief Executive Officer. We cannot assure you that we would be able to find an appropriate replacement for Mr. Berman if the need should arise, and any loss or interruption of the services of Mr. Berman could adversely affect our business, financial condition and results of operations.

We depend on third-party manufacturers, and if our relationship with any of them is harmed or if they independently encounter difficulties in their manufacturing processes, we could experience product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis, any of which could adversely affect our business, financial condition and results of operations.

We depend on many third-party manufacturers who develop, provide and use the tools, dyes and molds that we generally own to manufacture our products. However, we have limited control over the manufacturing processes themselves. As a result, any difficulties encountered by the third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our business, financial condition and results of operations.

We do not have long-term contracts with our third-party manufacturers. Although we believe we could secure other third-party manufacturers to produce our products, our operations would be adversely affected if we lost our relationship with any of our current suppliers or if our current suppliers’ operations or sea or air transportation with our overseas manufacturers were disrupted or terminated even for a relatively short period of time. Our tools, dyes and molds are located at the facilities of our third-party manufacturers.

Although we do not purchase the raw materials used to manufacture our products, we are potentially subject to variations in the prices we pay our third-party manufacturers for products, depending on what they pay for their raw materials.

We have substantial sales and manufacturing operations outside of the United States subjecting us to risks common to international operations.

We sell products and operate facilities in numerous countries outside the United States. For the year ended December 31, 2010 sales to our international customers comprised approximately 15.2% of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers located principally in China which are subject to the risks normally associated with international operations, including:

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

Our business is subject to various laws, including the Federal Hazardous Substances Act, the Consumer Product Safety Act, the Flammable Fabrics Act and the rules and regulations promulgated under these acts. These statutes are administered by the CPSC, which has the authority to remove from the market products that are found to be defective and present a substantial hazard or risk of serious injury or death. The CPSC can require a manufacturer to recall, repair or replace these products under certain circumstances. We cannot assure you that defects in our products will not be alleged or found. Any such allegations or findings could result in:

●	product liability claims;

●	loss of sales;

●	diversion of resources;

●	damage to our reputation;

●	increased warranty costs; and

●	removal of our products from the market.

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

Item 2. Properties

The following is a listing of the principal leased offices maintained by us as of February 28, 2011:

Property	Location	Approximate Square Feet	Lease Expiration Date
Domestic
Corporate Office	Malibu, California	29,500	February 28, 2015
Showroom and Design Center	Santa Monica, California	18,400	February 28, 2016
Distribution Center	City of Industry, California	800,000	January 31, 2013
Distribution Center	Newton, NC	109,000	August 31, 2011
Sales Office / Showroom	New York, New York	11,700	November 1, 2015
Creative Designs Office	Trevose, Pennsylvania	14,700	December 31, 2012
Sales Office/Showroom	Bentonville, Arkansas	9,000	September 30, 2014
Sales Office	Palatine, Illinois	2,100	March 31, 2012
Kids Only Office	Westborough, MA	5,500	December 31, 2013
Disguise Office	Poway, California	24,200	December 31, 2012
International
Distribution Center	Brampton, Ontario, Canada	105,700	December 31, 2014
Europe Office	Berkshire, UK	2,215	February 25, 2015
Hong Kong Headquarters	Kowloon, Hong Kong	36,600	June 30, 2013
Hong Kong Showroom	Kowloon, Hong Kong	21,000	May 31, 2012
Production Inspection and Testing Office	Shenzhen, China	5,400	May 14, 2012
Production Inspection Office	Nanjing, China	2,000	September 15, 2012

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

In November 2004, several purported class action lawsuits were filed in the United States District Court for the Southern District of New York: (1) Garcia v. JAKKS Pacific, Inc. et al., Civil Action No. 04-8807 (filed on November 5, 2004), (2) Jonco Investors, LLC v. JAKKS Pacific, Inc. et al., Civil Action No. 04-9021 (filed on November 16, 2004), (3) Kahn v. JAKKS Pacific, Inc. et al., Civil Action No. 04-8910 (filed on November 10, 2004), (4) Quantum Equities L.L.C. v. JAKKS Pacific, Inc. et al., Civil Action No. 04-8877 (filed on November 9, 2004), and (5) Irvine v. JAKKS Pacific, Inc. et al., Civil Action No. 04-9078 (filed on November 16, 2004) (the “Class Actions”). The complaints in the Class Actions alleged that defendants issued positive statements concerning increasing sales of our WWE licensed products which were false and misleading because the WWE licenses had allegedly been obtained through a pattern of commercial bribery, our relationship with the WWE was being negatively impacted by the WWE’s contentions and there was an increased risk that the WWE would either seek modification or nullification of the licensing agreements with us. Plaintiffs also alleged that we misleadingly failed to disclose the alleged fact that the WWE licenses were obtained through an unlawful bribery scheme. The plaintiffs in the Class Actions were described as purchasers of our common stock, who purchased from as early as October 26, 1999 to as late as October 19, 2004. The Class Actions sought compensatory and other damages in an undisclosed amount, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by each of the defendants (namely the Company and Messrs. Friedman, Berman and Bennett), and violations of Section 20(a) of the Exchange Act by Messrs. Friedman, Berman and Bennett. On January 25, 2005, the Court consolidated the Class Actions under the caption In re JAKKS Pacific, Inc. Shareholders Class Action Litigation, Civil Action No. 04-8807. On May 11, 2005, the Court appointed co-lead counsels and provided until July 11, 2005 for an amended complaint to be filed; and a briefing schedule thereafter with respect to a motion to dismiss. The motion to dismiss was fully briefed and argument occurred on November 30, 2006. The motion was granted in January 2008 to the extent that the Class Actions were dismissed without prejudice to plaintiffs’ right to seek leave to file an amended complaint based on statements that the WWE licenses were obtained from the WWE as a result of the long-term relationship with WWE. A motion seeking leave to file an amended complaint was granted and an amended complaint filed. Briefing was completed with respect to a motion to dismiss that was scheduled for argument in October 2008. The Court adjourned the argument date. The parties notified the Court that an agreement to resolve this action was reached. In November 2009, a motion was filed by plaintiffs’ counsel for preliminary approval of this agreement, which provided for the matter to be settled for $3.9 million, without any admission of liability on the part of the Company, or its officers and directors.  On June 29, 2010, the Court found preliminarily that the settlement was fair and scheduled the Fairness Hearing for October 19, 2010.  On October 19, 2010, the Court approved the settlement of the Class Actions and those actions have been finally dismissed.

On December 2, 2004, a shareholder derivative action was filed in the Southern District of New York by Freeport Partner, LLC against us, nominally, and against Messrs. Friedman, Berman and Bennett, Freeport Partners v. Friedman, et al., Civil Action No. 04-9441 (the “Derivative Action”). The Derivative Action sought to hold the individual defendants liable for damages allegedly caused to us by their actions and in particular to hold them liable on a contribution theory with respect to any liability we would incur in connection with the Class Actions. On or about February 10, 2005, a second shareholder derivative action was filed in the Southern District of New York by David Oppenheim against us, nominally, and against Messrs. Friedman, Berman, Bennett, Blatte, Glick, Miller and Skala, Civil Action 05-2046 (the “Second Derivative Action”). The Second Derivative Action sought to hold the individual defendants liable for damages allegedly caused to us by their actions as a result of alleged breaches of their fiduciary duties. On or about March 16, 2005, a third shareholder derivative action was filed. It is captioned Warr v. Friedman, Berman, Bennett, Blatte, Glick, Miller, Skala, and JAKKS (as a nominal defendant), and it was filed in the Superior Court of California, Los Angeles County (the “Third Derivative Action”). The Third Derivative Action sought to hold the individual defendants liable for (1) damages allegedly caused to us by their alleged breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment; and (2) restitution to us of profits, benefits and other compensation obtained by them. Agreement to resolve the Derivative Actions was reached, but was subject to Court approval.   Preliminary approval was granted on July 12, 2010.  A Company insurer has provided $3.9 million in connection with the Class Action settlement agreement and has provided an additional $165,000 in connection with the Derivative Actions settlement.  The Fairness Hearing with respect to the Derivative Actions was also scheduled for October 19, 2010.  On October 19, 2010, the Court approved the settlement of the Derivative Actions and judgment has been entered dismissing the Derivative Actions.

We are a party to, and certain of our property is the subject of, various other pending claims and legal proceedings that routinely arise in the ordinary course of our business, but we do not believe that any of these claims or proceedings will have a material effect on our business, financial condition or results of operations.

Item 4. Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Select exchange under the symbol “JAKK.” The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock on this exchange.

	Price Range of Common Stock
	High	Low
2009:
First quarter	$21.30	$10.17
Second quarter	14.24	10.66
Third quarter	15.15	10.55
Fourth quarter	16.26	10.99
2010:
First quarter	14.41	10.80
Second quarter	16.74	13.11
Third quarter	18.04	13.17
Fourth quarter	19.96	17.26

Performance Graph

The graph and tables below display the relative performance of our common stock, the Russell 2000 Price Index (the “Russell 2000”) and a peer group index, by comparing the cumulative total stockholder return (which assumes reinvestment of dividends, if any) on an assumed $100 investment in our common stock, the Russell 2000 and the peer group index over the period from January 1, 2006 to December 31, 2010.

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

Annual Return Percentage

	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010
JAKKS Pacific	4.3%	8.1%	(12.6)%	(41.3)%	50.4%
Peer Group	16.02	10.2	(48.2)	23.3	19.7
Russell 2000	18.4	(1.6)	(33.8)	27.2	26.9

Indexed Returns

	January 1, 2006	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010
JAKKS Pacific	$100.00	$104.3	$112.8	$98.5	$57.9	$87.0
Peer Group	100.00	116.0	127.9	66.3	81.7	97.8
Russell 2000	100.00	118.4	116.5	77.1	98.1	124.5

Security Holders

To the best of our knowledge, as of February 28, 2011, there were 148 holders of record of our common stock. We believe there are numerous beneficial owners of our common stock whose shares are held in “street name.”

Dividends

We have never paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the growth and development of our business and/or buy back in the market some of our outstanding common stock, but may consider implementing a plan to pay cash dividends on our common stock in the future.

Equity Compensation Plan Information

The table below sets forth the following information as of the year ended December 31, 2010 for (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders, if any:

(a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b) the weighted-average exercise price of such outstanding options, warrants and rights; and

(c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	318,265	$19.23	741,495
Equity compensation plans not approved by security holders	100,000	11.35	—
Total	418,265	$17.34	741,495

Equity compensation plans approved by our stockholders consists of the 2002 Stock Award and Incentive Plan. Equity compensation plans not approved by our security holders consist of a fully-vested warrant issued by us in 2003 (and expiring in 2013) in connection with license costs relating to our video game joint venture.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value of shares that may yet be purchased under the plans or programs

October 1 – 31, 2010	-	-	-	$ 30,000,000

November 22 – 30, 2010	57,043	$ 19.05	57,043	$ 28,913,331

December 2 – 20, 2010	234,285	$ 19.44	234,285	$ 24,358,830

Total	291,328		291,328	$ 24,358,830

On Ocotber 21, 2010 the Board of Directors authorized a stock repurchase program, under which the Company could repurchase up to $30.0 million of the Company’s common stock from time to time. As of December 31, 2010 the Company had repurchased 291,328 shares at a total cost of $5.6 million. These shares are held by the Company in the form of Treasury shares.

Item 6. Selected Financial Data

You should read the financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes (included in Item 7).

	Years Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands, except per share data)
Consolidated Statement of Income Data:
Net sales	$765,386	$857,085	$903,397	$803,704	$747,268
Cost of sales	470,592	533,435	582,184	600,776	502,318
Gross profit	294,794	323,650	321,213	202,928	244,950
Selling, general and administrative expenses	202,482	216,652	241,301	227,036	194,753
Write-down of intangible assets	—	—	9,076	8,221	—
Write-down of goodwill	—	—	—	407,125	—
Reorganization charges	—	—	—	12,994	—
Income (loss) from operations	92,312	106,998	70,836	(452,448)	50,197
Profit (loss) from video game joint venture	13,226	21,180	17,092	(16,128)	6,000
Equity in net income/(loss) of Joint Venture	—	—	—	—	(56)
Interest income	4,930	6,819	3,396	318	333
Interest expense	(4,533)	(5,456)	(2,425)	(7,930)	(6,732)
Income (loss) before provision (benefit) for income taxes	105,935	129,541	88,899	(476,188)	49,742
Provision (benefit) for income taxes	33,560	40,550	12,842	(90,678)	2,693
Net income (loss)	$72,375	$88,991	$76,057	$(385,510)	$47,049
Basic earnings (loss) per share	$2.66	$3.22	$2.78	$(14.02)	$1.71
Basic weighted average shares outstanding	27,227	27,665	27,379	27,502	27,491
Diluted earnings (loss) per share	$2.30	$2.77	$2.42	$(14.02)	$1.52
Diluted weighted average shares and equivalents outstanding	32,714	33,149	32,637	27,502	34,513

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

	At December 31,
	2006	2007	2008	2009	2010
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$184,489	$241,250	$169,520	$254,837	$278,346
Working capital	280,363	352,452	325,061	352,189	387,252
Total assets	881,894	983,664	1,028,124	634,093	633,406
Short-term debt	—	—	—	20,262	—
Long-term debt	98,000	98,000	98,000	86,728	89,458
Total stockholders’ equity	609,288	690,997	746,953	372,109	412,408

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

Goodwill and intangible assets amounted to $32.7 million as of December 31, 2010.

Reserve for Inventory Obsolescence .  We value our inventory at the lower of cost or market. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling prices and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its net realizable value.

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

Income taxes and interest and penalties related to income tax payable.   We do not file a consolidated return with our foreign subsidiaries.  We file federal and state returns and our foreign subsidiaries each file in their respective jurisdictions, as applicable.  Deferred taxes are provided on a liability method whereby deferred tax assets are recognized as deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

 We accrue a tax reserve for additional income taxes and interest, which may become payable in future years as a result of audit adjustments by tax authorities.  The reserve is based on management’s assessment of all relevant information, and is periodically reviewed and adjusted as circumstances warrant.  As of December 31, 2010, our income tax reserves are approximately $5.0 million and relate to the potential income tax audit adjustments, primarily in the areas of income allocation, foreign depreciation allowances and state taxes.

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

Recent Developments

In October 2008, we acquired substantially all of the assets of Tollytots Limited.  The total initial consideration of $26.8 million consisted of $12.0 million in cash and the assumption of liabilities in the amount of $14.8 million, and resulted in goodwill of $4.1 million, all of which has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. In the first earn-out period ended December 31, 2009, no portion of the earn-out was earned, while $1.7 million was earned for the second earn-out period ended December 31, 2010.  Tollytots is a leading designer and producer of licensed baby dolls and baby doll pretend play accessories based on well-known brands and was included in our results of operations from the date of acquisition.

In October 2008, we acquired substantially all of the stock of Kids Only, Inc. and a related Hong Kong company, Kids Only Limited (collectively, “Kids Only”).  The total initial consideration of $23.8 million consisted of $20.4 million in cash and the assumption of liabilities in the amount of $3.4 million, and resulted in goodwill of $13.2 million, all of which has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.6 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. For the earn-out periods ended September 30, 2009 and 2010, $1.9 million and $1.9 million were earned, respectively.  Kids Only is a leading designer and producer of licensed indoor and outdoor kids’ furniture, and has an extensive portfolio which also includes baby dolls and accessories, room décor and a myriad of other children’s toy products  and was included in our results of operations from the date of acquisition.

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

In November 2009, we sold an aggregate of $100.0 million of 4.50% Convertible Senior Notes due 2014 (the “Notes”). The Notes are senior unsecured obligations of the Company, will pay interest semi-annually at a rate of 4.50% per annum and will mature on November 1, 2014. The conversion rate will initially be 63.2091 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment in certain circumstances. Prior to August 1, 2014, holders of the Notes may convert their Notes only upon specified events. Upon conversion, the Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Holders of the Notes may require us to repurchase for cash all or some of their Notes upon the occurrence of a fundamental change (as defined in the Notes).

We used a portion of the net proceeds from the offering to repurchase $77.7 million of our 4.625% convertible senior notes due in 2023 and repurchased the remaining $20.3 million of our 4.625% convertible senior notes in June 2010.

In December 2009 we entered into a Settlement Agreement and Mutual Release pursuant to which our joint venture with THQ was terminated as of December 31, 2009 and we are to receive fixed payments from THQ of $6.0 million on each of June 30, 2010 (which was paid) and 2011 and $4.0 million on each of June 30, 2012 and 2013 which we will record as income on a cash basis over the term.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	Years Ended December 31,
	2008	2009	2010
Net Sales	100.0%	100.0%	100.00%
Cost of Sales	64.4	74.8	67.2
Gross profit	35.6	25.2	32.8
Selling, general and administrative expenses	26.7	28.2	26.1
Write-down of intangible assets	1.0	1.0	—
Write-down of goodwill	—	50.7	—
Reorganization charges	—	1.6	—
Income (loss) from operations	7.9	(56.3)	6.7
Profit (loss) from video game joint venture	1.9	(2.0)	0.8
Equity in net income (loss) of joint venture	—	—	—
Interest income	0.4	—	—
Interest expense	(0.3)	(1.0)	(0.9)
Income (loss) before provision (benefit) for income taxes	9.9	(59.3)	6.6
Provision (benefit) for income taxes	1.4	(11.3)	0.3
Net income (loss)	8.5%	(48.0)%	6.3%

The following table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Years Ended December 31,
	2008	2009	2010

Net Sales
Traditional Toys and Electronics	$605,639	$439,382	$358,356
Role Play, Novelty and Seasonal Toys	297,758	364,322	388,912
	903,397	803,704	747,268
Cost of Sales
Traditional Toys and Electronics	369,267	339,791	238,157
Role Play, Novelty and Seasonal Toys	212,917	260,985	264,161
	582,184	600,776	502,318
Gross Margin
Traditional Toys and Electronics	236,372	99,589	120,199
Role Play, Novelty and Seasonal Toys	84,841	103,339	124,751
	$321,213	$202,928	$244,950

As of December 31, 2010 the Company realigned its segments to align more closely with how management evaluates the business performance of the Company. The products included in the realigned segments are detailed  in Part I, Item 1 of the Company’s 10K report. Prior period results have been conformed to the new segment reporting structure.

Comparison of the Years Ended December 31, 2010 and 2009

Net Sales

Traditional Toys and Electronics.   Net sales of our Traditional Toys and Electronics segment were $358.4 million in 2010, compared to $439.4 million in 2009, representing a decrease of $81.0 million, or 18.4%.  The decrease in net sales was primarily due to lower unit sales of our WWE® and Pokémon® action figures and accessories, JAKKS™ dolls based on Hannah Montana®, electronics based on Ultimotion™ and EyeClops® brands, and other JAKKS products, including GX Racers® and other vehicles, Cabbage Patch Kids®, In My Pocket & Friends™, Girl Gourmet® and pet toy products. This was offset in part by increases in unit sales of some products, including UFC® and TNA® action figures and accessories, Real Construction™ activity products, electronics based on the Spy Net™ brand, JAKKS™ dolls based on Disney Fairies®, and Disney Princess.

Role Play, Novelties and Seasonal Products.  Net sales of our Role Play, Novelties and Seasonal Products were $388.9 million in 2010, compared to $364.3 million in 2009, representing an increase of $24.6 million, or 6.8%.  The increase in net sales was primarily due to increases in unit sales of our kid’s indoor and outdoor furniture products, Halloween costumes and accessories, and role-play and dress-up toys, including those based on Disney Princess® and Disney Fairies®.

Cost of Sales

Traditional Toys and Electronics.  Cost of sales of our Traditional Toys and Electronics segment was $238.2 million, or 66.5% of related net sales, in 2010, compared to $339.8 million, or 77.3% of related net sales in 2009, representing a decrease of $101.6 million, or 29.9%.  This percentage margin decrease is primarily due to charges in 2009 of $24.0 million related to the write-down of certain excess and impaired inventory and $28.4 million related to the write-down of license advances and minimum guarantees that are not expected to be earned through sales of that licensed product. Excluding these one-time charges, cost of sales was $287.4 million in 2009, representing a decrease of $49.2 million in 2010 , or 13.7% of net sales, which primarily consisted of a decrease in product costs of $41.1 million, which is in line with the lower volume of sales.  Product costs as a percentage of sales increased primarily due to the mix of the product sold and higher sales of closeout product.  Excluding the one-time charges, royalty expense for our Traditional Toys and Electronics segment decreased by $2.2 million due to lower volume of sales.  Royalty expense as a percentage of net sales was comparable year-over-year. Our depreciation of molds and tools decreased by $6.0 million primarily due to decreased purchases of molds and tools in this segment.

Role Play, Novelties and Seasonal Products.  Cost of sales of our Role Play, Novelties and Seasonal Products segment was $264.2 million, or 67.9% of related net sales in 2010, compared to $261.0 million, or 71.6% of related net sales in 2009, representing an increase of $3.2 million, or 1.2%.  This percentage margin increase is partially due to charges in 2009 of $4.8 million related to the write-down of license advances and minimum guarantees that are not expected to be earned out through sales of that licensed product.  Excluding these one-time charges, cost of sales was $256.2 million in 2009, representing an increase of  $8.0 million in 2010, or 2.1% of net sales, which primarily consisted of an increase in product costs of $7.0 million, which is in line with the higher volume of sales.  Product costs as a percentage of net sales decreased primarily due to the mix of the product sold.  Excluding the one-time charges, royalty expense increased by $0.8 million and decreased as a percentage of net sales due to changes in the product mix to more products with lower royalty rates or proprietary products with no royalty rates from products with higher royalty rates.   Our depreciation of molds and tools is comparable year over year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $194.8 million in 2010 and $227.0 million in 2009, constituting 26.1% and 28.2% of net sales, respectively.  The overall decrease of $32.2 million in such costs was primarily due to decreases in general and administrative expenses ($14.1 million), product development ($5.3 million), direct selling expenses ($9.0 million) and depreciation and amortization ($3.8 million).  The decrease in general and administrative expenses is primarily due to decreases in salary and employee benefits expense ($3.5 million), temporary help expense ($1.3 million), rent expense ($4.5 million) and legal expense ($3.7 million), net of insurance reimbursements, offset in part by increases in travel and entertainment expenses ($0.8 million).  Product development expenses decreased as a result of tighter control of spending on product development.  The decrease in direct selling expenses is primarily due to decreases in advertising and promotional expenses of $4.0 million in 2010 in support of several of our product lines, sales commissions ($1.7 million) and other direct selling expenses of $3.3 million that support our domestic operations.   The decrease in depreciation and amortization is mainly due to a decrease in amortization expense related to intangible assets other than goodwill ($3.2 million).

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

Reorganization Charges

We incurred reorganization charges in 2009 to consolidate and stream-line our existing business functions.  This was necessary given the decreased volume of consolidated sales in 2009 from 2008 and the added general and administrative expenses from the three acquisitions made at the end of 2008.  Restructuring charges relate to the termination of lease obligations, one-time severance termination benefits, fixed asset write-offs and other contract terminations and are accounted for in accordance with “Exit and Disposal Cost Obligations”, ASC 420-10.  We established a liability for a cost associated with an exit or disposal activity when a liability is incurred, rather than at the date we commit to an exit plan.

These reorganization charges relate to our Traditional segment and are included in Reorganization Charges in the consolidated statements of operations.  The components of the reorganization charges are as follows (in thousands):

	Accrued Balance			Accrued Balance
	December 31, 2009	Accrual	Actual	December 31, 2010
Lease abandonment costs	$9,842	—	(4,578)	$5,264
Employee severance	3	—	(3)	—
Fixed asset write-off	134	—	(134)	—
Other	165	—	(165)	—
Total reorganization charges	$10,144	—	(4,880)	$5,264

Profit from Video Game Joint Venture

We recognized $6.0 million in income related to our video game joint venture in 2010, as compared to a loss of $16.1 million in 2009 related primarily to an adjustment of $23.5 million to our preferred return from prior years as a result of an arbitration decision.  Pursuant to a Settlement Agreement and Mutual Release dated December 22, 2009, the joint venture was terminated on December 31, 2009.  On June 30, 2010, we received a fixed payment from THQ in the amount of $6.0 million, which was recognized as income during the second quarter.  Additionally, we are to receive future payments in the amount of $6.0 million on June 30, 2011 and $4.0 million on each of June 30, 2012 and 2013 which we will record as income on a cash basis over the term (see “Legal Proceedings”).

Interest Income

Interest income in 2010 was $0.3 million, comparable to $0.3 million in 2009

Interest Expense

Interest expense was $6.7 million in 2010, as compared to $7.9 million in 2009.  In 2010, we recorded interest expense of $8.9 million related to our convertible senior notes payable and offset in part by a net benefit of $1.6 million related to uncertain tax positions taken or expected to be taken in a tax return.  In 2009, we recorded interest expense of $7.1 million related to our convertible senior notes payable and net interest expense of $0.8 million related to uncertain tax positions taken or expected to be taken in a tax return.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes, was $2.7 million, or an effective tax rate of 5.41% for 2010. During 2009, the income tax benefit was $90.7 million, or an effective tax provision rate of 19.0%.

Included in the tax expense of $2.7 million are discrete tax benefits of $10.3 million. These tax benefits are comprised of $4.7 million reduction of uncertain tax positions due to settlement of 2003-2006 IRS exams and statute expirations, $4.0 million benefit related to a refund received from the IRS for previously filed amended returns, and $1.7 million benefit attributable to a transfer pricing adjustment. (see Note 12 of the Notes to Condensed Consolidated Financial Statements).  Absent these discrete tax benefits, the Company’s effective tax rate for 2010 is 26.2%.

In 2009, the impairment of goodwill and trademarks, totaling $90.7 million, the correction of purchase accounting of $6.2 million, and write-down of NOLs and tax credits of $6.1 million were reductions to the tax benefit rate realized, partially offset by discrete adjustments for uncertain tax positions of $3.2 million.  Exclusive of the discrete items, the 2009 effective tax benefit rate would be 40.1%.

As of December 31, 2010, we had net deferred tax assets of approximately $82.4 million.

Comparison of the Years Ended December 31, 2009 and 2008

Net Sales

Traditional Toys and Electronics.   Net sales of our Traditional Toys and Electronics segment were $439.4 million in 2009, compared to $605.6 million in 2008, representing a decrease of $166.2 million, or 27.4%.  The decrease in net sales was primarily due to lower unit sales of our WWE®, Narnia® and Pokemon® action figures and accessories, JAKKS™ dolls based on Hannah Montana® and Camp Rock™, electronics based on JAKKS™ Plug It In & Play TV Games™, G2 Game Girl™, Ultimotion™ and EyeClops® brands, and other JAKKS products, including Neopets®, Doodle Bears® and Care Bears® plush, Cabbage Patch Kids®, In My Pocket & Friends™ and pet toy products. This was offset in part by increases in unit sales of some products, including Club Penguin™, Hello Kitty®, and Smurfs® plush, SpongeBob SquarePants®, Fly Wheels®, JAKKS™ vehicles and Discovery Kids® toys and the contribution to sales from our Tollytots acquisition.

Role Play, Novelties and Seasonal Products.  Net sales of our Role Play, Novelties and Seasonal Products were $364.3 million in 2009, compared to $297.8 million in 2008, representing an increase of $66.5 million, or 22.3%.  The increase in net sales was primarily due to the contribution to sales from our Kids Only and Disguise acquisitions offset by decreases in our role-play and dress-up toys, including those based on the Disney character Hannah Montana®.

Cost of Sales

Traditional Toys and Electronics.  Cost of sales of our Traditional Toys and Electronics segment was $339.8 million, or 77.3% of related net sales, in 2009, compared to $369.3 million, or 61.0% of related net sales, in 2008, representing a decrease of $29.5 million, or 8.0%.  The percentage margin increase is primarily due to charges of $24.0 million related to the write-down of certain excess and impaired inventory and $28.4 million related to the write-down of license advances and minimum guarantees that are not expected to be earned through sales of that licensed product. Excluding these one-time charges, cost of sales decreased by $81.9 million to $287.4 million, or 65.4% of net sales, which primarily consisted of a decrease in product costs of $59.3 million, which is in line with the lower volume of sales.  Product costs as a percentage of sales increased primarily due to the mix of the product sold and higher sales of closeout product.  Excluding the one-time charges, royalty expense for our Traditional Toys and Electronics segment decreased by $25.9 million due to lower volume of sales and to changes in the product mix to more products with lower royalty rates or proprietary products with no royalty rates from products with higher royalty rates.   Our depreciation of molds and tools increased by $3.3 million primarily due to increased purchases of molds and tools in this segment.

Role Play, Novelties and Seasonal Products.  Cost of sales of our Role Play, Novelties and Seasonal Products segment was $261.0 million, or 71.6% of related net sales, in 2009, compared to $212.9 million, or 71.5% of related net sales, in 2008, representing an increase of $48.1 million, or 22.6%.  This percentage margin increase is partially due to charges of $4.8 million related to the write-down of license advances and minimum guarantees that are not expected to be earned out through sales of that licensed product.  Excluding these one-time charges, cost of sales increased by $43.3 million to $256.2 million, or 70.3% of net sales, which primarily consisted of an increase in product costs of $27.7 million, which is in line with the higher volume of sales.  Product costs as a percentage of net sales decreased primarily due to the mix of the product sold.  Excluding the one-time charges, royalty expense increased by $15.4 million and as a percentage of net sales due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalty rates. Our depreciation of molds and tools is comparable year over year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $227.0 million in 2009 and $241.3 million in 2008, constituting 28.2% and 26.7% of net sales, respectively.  The overall decrease of $14.3 million in such costs was primarily due to decreases in general and administrative expenses ($18.8 million), product development ($9.9 million), share-based compensation ($2.9 million) and direct selling expenses ($25.3 million), offset in part by the addition of overhead related to the operations of Tollytots, Kids Only and Disguise ($40.5 million) and an increase in depreciation and amortization ($2.1 million).   The decrease in general and administrative expenses is primarily due to decreases in bonus expense ($9.0 million), travel and entertainment expense ($3.0 million), temporary help expense ($2.6 million), donations expense ($3.2 million) and legal expense ($3.6 million), net of insurance reimbursements, offset in part by increases in, the reversal of penalty reserves ($1.9 million) in 2008 with no such reversals in 2009, a loss incurred from disposal of molds and tools used for production of our inventory ($2.3 million) and foreign currency expense ($1.9 million).  Product development expenses decreased as a result of tighter control of spending on product development, offset in part by higher product testing expenses.  The decrease in direct selling expenses is primarily due to decreases in advertising and promotional expenses of $16.2 million in 2009 in support of several of our product lines, sales commissions ($1.9 million) and other direct selling expenses of $7.3 million that support our domestic operations.  From time to time, we may increase or decrease our advertising efforts, if we deem it appropriate for particular products.  The increase in depreciation and amortization is mainly due to an increase in amortization expense related to intangible assets other than goodwill ($3.6 million), offset in part by a decrease in depreciation of tangible assets.

Write-down of Intangible Assets

As of June 30, 2009, we determined that the tradenames “Child Guidance,” “Play Along” and certain tradenames associated with our Crafts and Activities product lines would either be discontinued, or were under-performing. Consequently, the intangible assets associated with these tradenames were written off to “Write-down of Intangible Assets”, resulting in a non-cash charge of $8.2 million. During the third quarter of 2008, the Company discontinued the use of the “Toymax” and “Trendmaster” tradenames on products and currently market these products under the JAKKS Pacific trademark. Consequently, the intangible assets associated with these tradenames were written off to Write-down of Intangible Assets, resulting in a charge of $3.5 million. Also, the Company adjusted the value of the Child Guidance trademark to reflect lower sales expectations for this tradename, resulting in a charge to Write-down of Intangible Assets of $5.6 million.

Profit from Video Game Joint Venture

We incurred a loss from our video game joint venture in 2009 of $16.1 million, as compared to a profit of $17.1 million in 2008, primarily due to a cumulative $23.5 million write-down as a result of the arbitration ruling which lowered the preferred return payment from a rate of 10% of net sales of the WWE video games sold by the joint venture to a rate of 6% of net sales and to legal fees of $3.7 million which was partially offset by profit of $11.1 million.   Net profit for 2009 was $7.4 million before the cumulative write-down to the receivable.  Pursuant to a Settlement Agreement and Mutual Release dated December 22, 2009, the joint venture was terminated on December 31, 2009 and we are to receive fixed payments from THQ of $6.0 million on each of June 30, 2010 (which was paid) and 2011 and $4.0 million on each of June 30, 2012 and 2013 which we will record as income on a cash basis over the term (see “Legal Proceedings”).

Interest Income

 Interest income in 2009 was $0.3 million, as compared to $3.4 million in 2008.  The decrease is due to lower interest rates during 2009 compared to 2007 and lower average cash balances.

Interest Expense

Interest expense was $7.9 million in 2009, as compared to $2.4 million in 2008. In 2009, we recorded interest expense of $7.1 million related to our convertible senior notes payable and net interest expense of $0.8 million related to uncertain tax positions taken or expected to be taken in a tax return. In 2008, we recorded interest expense of $4.5 million related to our convertible senior notes payable, offset in part by a net benefit of $2.2 million related to uncertain tax positions taken or expected to be taken in a tax return.

Provision for Income Taxes

 Our income tax benefit, which includes federal, state and foreign income taxes, and discrete items, was $90.7 million, or an effective tax benefit rate of 19.0% for 2009. During 2008, the income tax provision was $12.8 million, or an effective tax provision rate of 14.4%.

In 2009, the impairment of goodwill and trademarks, totaling $90.7 million, the correction of purchase accounting of $6.2 million, and write-down of NOLs and tax credits of $6.1 million were reductions to the tax benefit rate realized, partially offset by discrete adjustments for uncertain tax positions of $3.2 million (see Note 12 of the Notes to Condensed Consolidated Financial Statements).  Exclusive of the discrete items, the 2009 effective tax benefit rate would be 40.1%. In 2008, the discrete adjustments were mainly the 2007 income tax provision to the actual income tax liability of $4.0 million, and the recognition of a previously recorded potential income tax liability of $9.3 million for uncertain tax positions that are no longer subject to audit due to the closure of the audit period.  Exclusive of the discrete items, the 2008 effective tax provision rate would be 30.5%.

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

	2009				2010
	First	Second	Third	Fourth	First	Second	Third	Fourth
(unaudited)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Net sales	$108,685	$144,809	$351,438	$198,772	$77,345	$123,255	$348,677	$197,991
As a % of full year	13.5%	18.1%	43.7%	24.7%	10.4%	16.5%	46.7%	26.4%
Gross Profit	36,981	(6,076)	115,709	56,314	25,233	43,229	110,957	65,531
As a % of full year	18.2%	(3.0)%	57.0%	27.8%	10.3%	17.6%	45.3%	26.8%
As a % of net sales	34.0%	(4.2)%	32.9%	28.3%	32.6%	35.1%	31.8%	33.1%
Income (loss) from operations	(17,573)	(475,178)	52,346	(12,043)	(13,628)	1,274	51,579	10,972
As a % of full year	3.9%	105.0%	(11.6)%	2.7%	(27.1)%	2.5%	102.8%	21.8%
As a % of net sales	(16.2)%	(328.1)%	14.9%	(6.1)%	(17.6)%	1.0%	14.8%	5.5%
Income (loss) before provision (benefit) for income taxes	(15,765)	(499,276)	49,188	(10,335)	(14,768)	4,362	50,131	10,017
As a % of net sales	(14.5)%	(344.8)%	14.0%	(5.2)%	(19.1)%	3.5%	14.4%	5.1%
Net income (loss)	(10,799)	(406,562)	33,708	(1,857)	(5,157)	2,975	40,360	8,871
As a % of net sales	(9.9)%	(280.8)%	9.6%	(0.9)%	(6.7)%	2.4%	11.6%	4.5%
Diluted (loss) earnings per share	$(0.40)	$(14.96)	$1.06	$(0.07)	$(0.19)	0.11	$1.23	$0.30
Weighted average shares and equivalents outstanding	26,827	27,175	32,505	27,491	27,393	27,388	33,974	33,880

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

In the second quarter of 2010, we incurred a one-time pre-tax charge relating to the benefit payment to the estate of Jack Friedman pursuant to his employee agreement.

During the second quarter of 2010, we redeemed  the remaining $20.3 million of our 4.625% Convertible Senior Notes which was offered to the Company for redemption, which reduced the diluted share count by 1 million shares.

Recent Accounting Standards

The provisions of ASC 470-20, “Debt with Conversion and Other Options” are applicable to the 4.5% convertible notes. ASC 470-20 requires us to separately account for the liability (debt) and equity (conversion feature) components of the Notes in a manner that reflects our nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods. We allocated $13.7 million of the $100.0 million principal amount of the Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense through November 1, 2014.  Accordingly, our effective annual interest rate on the Notes will be approximately 7.9%. The Notes are classified as long-term debt in the balance sheet at December 31, 2010 based on their November 1, 2014 maturity date.   Debt issuance costs of approximately $3.5 million are being amortized to interest expense over the five year term of the Notes.

Liquidity and Capital Resources

As of December 31, 2010, we had working capital of $387.3 million, compared to $352.2 million as of December 31, 2009. This increase was primarily attributable to the cash provided by our operating activities.

Operating activities provided net cash of $67.5 million in 2010, as compared to $98.8 million in 2009. Net cash was provided primarily by changes in working capital. Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable for the three months ended December 31, 2010 decreased from approximately 59 days as of December 31, 2009 to approximately 56 days as of December 31, 2010. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of December 31, 2010, we had cash and cash equivalents of $278.3 million.

Our investing activities used net cash of $13.2 million in 2010, as compared to $30.5 million in 2009, consisting primarily of cash paid for the Kids Only earn out of $1.9 million, and the purchase of office furniture and equipment and molds and tooling of $11.6 million used in the manufacturing of our products and other assets.  In 2009, our investing activities consisted primarily of cash paid for the Creative Designs earn out of $5.7 million, and working capital adjustment for Tollytots of $1.8 million, Kids Only of $3.5 million, and Disguise of $1.2 million; and the purchase of office furniture and equipment and molds and tooling of $16.3 million used in the manufacturing of our products and other assets. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 14% payable on net sales of such products. As of December 31, 2010, these agreements required future aggregate minimum guarantees of $43.9 million, exclusive of $43.0 million in advances already paid. Of this $43.9 million future minimum guarantee, $25.7 million is due over the next twelve months.

Our financing activities used net cash of $30.8 million in 2010, consisting of cash paid for the repurchase of our common stock, and the retirement of previously existing convertible notes.  In 2009, financing activities provided cash of $17.0 million, consisting of net proceeds from the sale of convertible notes, offset in part by the partial retirement of previously existing convertible notes.

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 31, 2010 and is based on information appearing in the notes to the consolidated financial statements (in thousands):

	Less than 1 year	1 – 3 years	3 – 5 years	More Than 5 years	Total
Long-term debt	$—	$—	$100,000	$—	$100,000
Interest on long-term debt	4,500	9,000	3,878	—	17,378
Operating leases	13,388	19,989	9,517	147	43,041
Minimum guaranteed license/royalty payments	25,663	15,294	2,770	150	43,877
Employment contracts	4,632	3,686	2,455	—	10,773
Total contractual cash obligations	$48,183	$47,969	$118,620	$297	$215,069

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

In October 2010, our Board of Directors authorized us to repurchase up to $30.0 million of our common stock.  As of December 31, 2010, we purchased 291,328 shares at an aggregate cost of approximately $5.6 million.

In October 2008, we acquired substantially all of the assets of Tollytots Limited.  The total initial consideration of $26.8 million consisted of $12.0 million in cash and the assumption of liabilities in the amount of $14.8 million, and resulted in goodwill of $4.1 million, all of which has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned.  In the first earn-out period ended December 31, 2009, no portion of the earn-out was earned, while $1.7 million was earned for the second earn-out period ended December 31, 2010.  Tollytots is a leading designer and producer of licensed baby dolls and baby doll pretend play accessories based on well-known brands and was included in our results of operations from the date of acquisition.

In October 2008, we acquired all of the stock of Kids Only, Inc. and a related Hong Kong company, Kids Only Limited (collectively, “Kids Only”).  The total initial consideration of $23.5 million consisted of $20.4 million in cash and the assumption of liabilities in the amount of $3.4 million, and resulted in goodwill of $13.2 million, all of which has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.6 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned.  For the earn-out periods ended September 30, 2009 and 2010, $1.9 million and $1.9 million were earned, respectively.  Kids Only is a leading designer and producer of licensed indoor and outdoor kids’ furniture, and has an extensive portfolio which also includes baby dolls and accessories, room décor and a myriad of other children’s toy products  and was included in our results of operations from the date of acquisition.

On November 10, 2009, we sold an aggregate of $100.0 million of 4.50% Convertible Senior Notes due 2014 (the “Notes”). The Notes are senior unsecured obligations of the Company, will pay interest semi-annually at a rate of 4.50% per annum and will mature on November 1, 2014. The conversion rate will initially be 63.2091 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment in certain circumstances. Prior to August 1, 2014, holders of the Notes may convert their Notes only upon specified events. Upon conversion, the Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Holders of the Notes may require us to repurchase for cash all or some of their Notes upon the occurrence of a fundamental change (as defined in the Notes).

We used a portion of the net proceeds from the offering to repurchase $77.7 million of our 4.625% convertible senior notes due in 2023 and repurchased the remaining $20.3 million of our 4.625% convertible senior notes in June 2010.

We believe that our cash flows from operations and cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. We intend to finance our long-term liquidity requirements out of net cash provided by operations and net cash and cash equivalents.  As of December 31, 2010, we do not have any off-balance sheet arrangements.

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

Interest Rate Risk

In November 2009, we issued convertible senior notes payable of $100.0 million with a fixed interest rate of 4.50% per annum which remain outstanding as of December 31, 2010. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

Foreign Currency Risk

We have wholly-owned subsidiaries in Hong Kong, China, the United Kingdom, France, Spain, France and Canada. Sales are generally made by these operations on FOB China or Hong Kong terms and are denominated in U.S. dollars. However, purchases of inventory and Hong Kong operating expenses are typically denominated in Hong Kong dollars and local operating expenses in China are denominated in local currency, thereby creating exposure to changes in exchange rates. Changes in the Chinese Yuan or Hong Kong dollar/U.S. dollar exchange rates may positively or negatively affect our gross margins, operating income and retained earnings.  The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to US$1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. We do not believe that near-term changes in these exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Hong Kong dollar or Chinese Yuan.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JAKKS Pacific, Inc.
Malibu, California

We have audited the accompanying consolidated balance sheets of JAKKS Pacific, Inc. (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, other comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JAKKS Pacific, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), JAKKS Pacific, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 4, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Los Angeles, California
March 4, 2011

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,
2009	2010
(In thousands, except
share data)
Assets
Current assets
Cash and cash equivalents	$254,837	$278,346
Marketable securities	202	207
Accounts receivable, net of allowance for uncollectible accounts of $2,543 and $2,778, respectively	129,930	122,476
Inventory	34,457	43,230
Income tax receivable	35,015	19,052
Deferred income taxes	19,467	23,576
Prepaid expenses and other	34,259	25,275
Total current assets	508,167	512,162
Property and equipment
Office furniture and equipment	12,218	12,127
Molds and tooling	55,054	57,103
Leasehold improvements	6,540	6,920
Total	73,812	76,150
Less accumulated depreciation and amortization	52,598	59,204
Property and equipment, net	21,214	16,946
Deferred income taxes	53,502	58,848
Intangibles	32,901	23,437
Other long term assets	7,703	12,643
Investment in joint venture	6,727	74
Goodwill, net	1,571	6,988
Trademarks, net	2,308	2,308
Total assets	$634,093	$633,406
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$37,613	$35,886
Accrued expenses	64,051	54,476
Reserve for sales returns and allowances	33,897	28,378
Capital lease obligation	155	27
Income taxes payable	—	6,143
Convertibles senior notes	20,262	—
Total current liabilities	155,978	124,910
Convertible senior notes, net	86,728	89,458
Other liabilities	2,490	1,625
Income taxes payable	16,788	5,005
Total liabilities	261,984	220,998
Commitments and Contingencies
Stockholders’ equity
Preferred shares, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized 27,638,769 and 27,610,952 shares issued in 2009 and 2010 respectively; 27,638,769 and 27,319,624 shares outstanding, respectively	28	28
Additional paid-in capital	303,474	302,425
Treasury Stock at cost; nil and 291,328 shares in 2009 and 2010, respectively	—	(5,641)
Retained earnings	72,835	119,884
Accumulated other comprehensive loss	(4,228)	(4,288)
Total stockholders’ equity	372,109	412,408
Total liabilities and stockholders’ equity	$634,093	$633,406

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2009	2010
	(In thousands, except per share amounts)
Net sales	$903,397	$803,704	$747,268
Cost of sales	582,184	600,776	502,318
Gross profit	321,213	202,928	244,950
Selling, general and administrative expenses	241,301	227,036	194,753
Write-down of intangible assets	9,076	8,221	—
Write-down of goodwill	—	407,125	—
Reorganization charges	—	12,994	—
Income (loss) from operations	70,836	(452,448)	50,197
Profit (loss) from video game joint venture	17,092	(16,128)	6,000
Equity in net income/(loss) of joint venture	—	—	(56)
Interest income	3,396	318	333
Interest expense	(2,425)	(7,930)	(6,732)
Income (loss) before provision (benefit) for income taxes	88,899	(476,188)	49,742
Provision (benefit) for income taxes	12,842	(90,678)	2,693
Net income (loss)	$76,057	$(385,510)	$47,049
Basic earnings (loss) per share	$2.78	$(14.02)	$1.71
Basic weighted number of shares	27,379	27,502	27,491
Diluted earnings (loss) per share	$2.42	$(14.02)	$1.52
Diluted weighted number of shares	32,637	27,502	34,513

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2008	2009	2010
	(In thousands)
Other comprehensive income (loss):
Net income (loss)	$76,057	$(385,510)	$47,049
Foreign currency translation adjustment	(783)	1	(60)
Other comprehensive income (loss)	$75,274	$(385,509)	$46,989

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(In thousands)

	Common Stock					Accumulated
				Additional		Other	Total
	Number		Treasury	Paid-in	Retained	Comprehensive	Stockholders’
	of Shares	Amount	Stock	Capital	Earnings	Loss	Equity
Balance, December 31, 2007	28,275	$28	$—	$312,127	$382,288	$(3,446)	$690,997
Exercise of options	315	—	—	4,171	—	—	4,171
Stock option income tax benefit	—	—	—	1,338	—	—	1,338
Restricted stock grants	318	1	—	7,764	—	—	7,765
Compensation for vested stock options	—	—	—	537	—	—	537
Retirement of common stock	(1,259)	(1)	—	(30,000)	—	—	(30,001)
Retirement of restricted stock	(128)	—	—	(3,128)	—	—	(3,128)
Net income	—	—	—	—	76,057	—	76,057
Foreign currency translation adjustment	—	—	—	—	—	(783)	(783)
Balance, December 31, 2008	27,521	28	—	292,809	458,345	(4,229)	746,953
Exercise of options	3	—	—	40	—	—	40
Excess tax deficiency on stock options	—	—	—	(487)	—	—	(487)
Restricted stock grants	483	—	—	4,179	—	—	4,179
Compensation for vested stock options	—	—	—	173	—	—	173
Retirement of restricted stock	(368)	—	—	(1,498)	—	—	(1,498)
Net loss	—	—	—	—	(385,510)	—	(385,510)
Debt discount	—	—	—	13,650	—	—	13,650
Deferred tax liability on debt discount	—	—	—	(5,392)	—	—	(5,392)
Foreign currency translation adjustment	—	—	—	—	—	1	1
Balance, December 31, 2009	27,639	28	—	303,474	72,835	(4,228)	372,109
Excess tax deficiency on stock options	—	—	—	(713)	—	—	(713)
Restricted stock grants	298	—	—	4,619	—	—	4,619
Reversal of stock option compensation	—	—	—	(224)	—	—	(224)
Retirement of common stock	(292)	—	—	(4,554)	—	—	(4,554)
Repurchase of common stock	—	—	(5,641)	—	—	—	(5,641)
Retirement of restricted stock	(34)	—	—	(177)	—	—	(177)
Net income	—	—	—	—	47,049	—	47,049
Foreign currency translation adjustment	—	—	—	—	—	(60)	(60)
Balance, December 31, 2010	27,611	$28	$(5,641)	$302,425	$119,884	$(4,288)	$412,408

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2009	2010
	(In thousands)
Cash flows from operating activities
Net income (loss)	$76,057	$(385,510)	$47,049
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	27,566	35,964	28,657
Share-based compensation expense	7,302	4,352	4,395
Loss on disposal of property and equipment	99	3,317	74
Write-down of intangible assets	9,076	8,221	—
Write-down of goodwill	—	407,125	—
Write-down of debt issuance costs	—	1,973	495
Investments in joint ventures	(17,507)	46,119	6,653
Deferred income taxes	14,367	(88,663)	(10,168)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	46,204	17,657	7,454
Inventory	(6,553)	50,848	(8,773)
Prepaid expenses and other	(6,329)	(578)	2,534
Income tax receivable	(22,288)	(12,727)	15,962
Accounts payable	(31,324)	(19,819)	(5,268)
Accrued expenses	(6,573)	14,619	(9,575)
Income taxes payable	(21,415)	4,913	(5,640)
Reserve for sales returns and allowances	(2,718)	10,580	(5,519)
Other liabilities	(5,169)	378	(865)
Total adjustments	(15,262)	484,279	20,416
Net cash provided by operating activities	60,795	98,769	67,465
Cash flows from investing activities
Purchases of property and equipment	(22,274)	(16,330)	(11,605)
Change in other assets	(2,155)	(2,434)	193
Proceeds from sale of property and equipment	—	—	99
Change in deposits	(901)	529	—
Cash paid for net assets of businesses acquired	(79,598)	(12,253)	(1,875)
Net (purchases) sales of marketable securities	23	(7)	(5)
Net cash used in investing activities	(104,905)	(30,495)	(13,193)
Cash flows from financing activities
Proceeds from stock options exercised	4,171	40	—
Common stock surrendered	(3,128)	(1,498)	(177)
Common stock repurchased	(30,001)	—	(10,195)
Repayment of capital lease obligations	—	(261)	(129)
Retirement of convertible notes	—	(77,738)	(20,262)
Proceeds from sale of convertible notes	—	100,000	—
Bank fees related to sale of convertible notes	—	(3,500)	—
Tax benefit from stock options exercised	1,338	—	—
Net cash (used in) provided by financing activities	(27,620)	17,043	(30,763)
Net (decrease) increase in cash and cash equivalents	(71,730)	85,317	23,509
Cash and cash equivalents, beginning of year	241,250	169,520	254,837
Cash and cash equivalents, end of year	$169,520	$254,837	$278,346
Cash paid during the period for:
Interest	$4,610	$4,213	$4,880
Income taxes	$43,408	$5,939	$22,539

See Notes 5 and 18 for additional supplemental information to consolidated statements of cash flows.

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 1—Principal Industry

JAKKS Pacific, Inc. (the “Company”) is engaged in the development, production and marketing of consumer products, including toys and related products, electronic products, pet toys and related products, and other consumer products, many of which are based on highly-recognized character and entertainment licenses. The Company commenced its primary business operations in July 1995 through the purchase of substantially all of the assets of a Hong Kong toy company. The Company markets its product lines domestically and internationally.

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  We have never experienced any losses related to these balances.  All of our non-interest bearing cash balances were fully insured at December 31, 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012.  Under the program, there is no limit to the amount of insurance for eligible accounts.  Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual future results could differ from those estimates.

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

The Company also will occasionally grant credits to facilitate markdowns and sales of slow moving merchandise. These credits are recorded as a reduction of gross sales at the time of occurrence. The Company’s reserve for sales returns and allowances decreased by $5.5 million from $33.9 million as of December 31, 2009 to $28.4 million as of December 31, 2010. This decrease is primarily due to certain customers taking their year-end allowances related to 2009 and 2010 during 2010.

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31(in thousands):

		Fair Value Measurements
	Carrying Amount as of	As of December 31, 2009
	December 31, 2009	Level 1	Level 2	Level 3

Cash equivalents	$162,125	$162,125	$—	$—
Marketable securities	202	202	—	—
	$162,327	$162,327	$—	$—

		Fair Value Measurements
	Carrying Amount as of	As of December 31, 2010
	December 31, 2010	Level 1	Level 2	Level 3

Cash equivalents	$163,474	$163,474	$—	$—
Marketable securities	207	207	—	—
	$163,681	$163,681	$—	$—

The Company’s accounts receivable, accounts payable and accrued expenses represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of fair value.

The fair value of the $120.3 million of convertible senior notes payable at December 31, 2009 was approximately $123.2 million, based on the most recent quoted market price.  The fair value of the $100.0 million of convertible senior notes payable at December 31, 2010 was approximately $135.8 million, based on the most recent quoted market price.

The Company’s non-financial assets, such as goodwill and intangible assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. The following table summarizes the Company’s financial assets measured at fair value on a nonrecurring basis as of December 31, 2009 (in thousands):

		Fair Value Measurements
		As of December 31, 2009
	Carrying Amount as of December 31, 2009	Level 1	Level 2	Level 3	Impairment Recognized
Long-lived assets held and used:
Intangible assets other than goodwill	$39,281	$—	$—	$39,281	$8,221
Goodwill	1,571	—	—	1,571	407,125
	$40,852	$—	$—	$40,852	$415,346

As of June 30, 2009, a review of the Company’s “Child Guidance”, “Play Along” and other divisions associated with its Craft and Activity product lines’ historic, current and forecasted operating results indicated that the carrying amount of these finite-lived intangible assets may not be recoverable from the sum of future undiscounted cash flows. As a result, the tradenames “Child Guidance” and “Play Along” and certain tradenames associated with its Craft and Activity product lines were written down to their fair value of zero, resulting in an impairment charge of approximately $8.2 million included in write-down of intangible assets in the consolidated statements of operations.  Goodwill was tested by estimating the fair value of the reporting unit using a consideration of market multiples and a discounted cash flow model and was written down to its implied fair value, which was zero as of June 20, 2009, resulting in an impairment charge of approximately $407.1 million included in write-down of goodwill in the consolidated statements of operations. See Note 6, Goodwill, and Note 7, Intangible Assets Other Than Goodwill, for additional information.

For the year ended December 31, 2010, there was no impairment to the value of the Company’s non-financial asstes.

Inventory

Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs and in-bound freight and duty, is valued at the lower of cost (first-in, first-out) or market, net of inventory obsolescence reserve, and consists of the following (in thousands):

	December 31,
	2009	2010
Raw materials	$6,995	$1,448
Finished goods	27,462	41,782
	$34,457	$43,230

Property and equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over their estimated useful lives as follows:

Office equipment	5 years
Automobiles	5 years
Furniture and fixtures	5 - 7 years
Molds and tooling	2 years
Leasehold improvements	Shorter of length of lease or 10 years

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

For the years ended December 31, 2008, 2009, and 2010, the Company’s aggregate depreciation expense related to property and equipment was $17.7 million, $22.2 million and $15.7 million, respectively.

Advertising

Production costs of commercials and programming are charged to operations in the period during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the period incurred. Advertising expense for the years ended December 31 2008, 2009 and 2010, was approximately $28.0 million, $18.4 million and $15.4 million, respectively.

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

Foreign Currency Translation Exposure

The Company’s reporting currency is the US dollar. The translation of its net investment in subsidiaries with non-US dollar functional currencies subjects the Company to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at year-end exchange rates. Income, expense, and cash flow items are translated at average exchange rates prevailing during the year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss/gain within stockholders’ equity. The Company’s primary currency translation exposures in 2009 and 2010 were related to its net investment in entities having functional currencies denominated in the Hong Kong dollar.

Foreign Currency Transaction Exposure

Currency exchange rate fluctuations may impact the Company’s results of operations and cash flows. The Company’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income in the consolidated statement of operations. Inventory purchase transactions denominated in the Hong Kong dollar were the primary transactions that cause foreign currency transaction exposure for the Company in 2009 and 2010.

Accounting for the impairment of finite-lived intangible assets

Long-lived assets with finite lives, which include property and equipment and intangible assets other than goodwill, are evaluated at least annually for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.  Finite-lived intangible assets consist primarily of product technology rights, acquired backlog, customer relationships, product lines and license agreements. These intangible assets are amortized over the estimated economic lives of the related assets. Accumulated amortization as of December 31, 2009 and 2010 was $84.2 million and $94.1 million, respectively.

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

Share-based Compensation

The Company measures all employee stock-based compensation awards using a fair value method and records such expense in its consolidated financial statements.  The Company recorded $0.5 million and $0.2 million of stock option expense in 2008 and 2009 respectively, while recording $0.2 million reversal of stock option compensation in 2010.  The company recorded $6.8 million, $4.2 million, and $4.6 million of restricted stock expense, in 2008, 2009, and 2010, respectively.  See Note 16 for further details relating to share based compensation.

Earnings per share

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings per share (“EPS”) for the periods presented (in thousands, except per share data):

	2008
		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$76,057	27,379	$2.78
Effect of dilutive securities:
Assumed conversion of convertible senior notes	2,946	4,900
Options and warrants	—	134
Unvested restricted stock grants	—	224
Diluted EPS
Income available to common stockholders plus assumed exercises and conversion	$79,003	32,637	$2.42

	2009
		Weighted
		Average
	Loss	Shares	Per Share
Basic EPS
Loss available to common stockholders	$(385,510)	27,502	$(14.02)
Effect of dilutive securities:
Assumed conversion of convertible senior notes	—	—
Options and warrants	—	—
Unvested restricted stock grants	—	—
Diluted EPS
Loss available to common stockholders plus assumed exercises and conversion	$(385,510)	27,502	$(14.02)

	2010
		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$47,049	27,491	$1.71
Effect of dilutive securities:
Convertible senior notes	5,434	6,785
Options and warrants		44
Unvested restricted stock grants		193
Diluted EPS
Income available to common stockholders plus assumed exercises and conversion	$52,483	34,513	$1.52

Basic earnings per share has been computed using the weighted average number of common shares outstanding. Diluted earnings per share has been computed using the weighted average number of common shares and common share equivalents outstanding (which consist of warrants, options, restricted stock and convertible debt to the extent they are dilutive). For the year ended December 31, 2009, the convertible notes interest and related common share equivalent of 5,236,733, diluted options and warrants of 24,333 and unvested restricted stock grants outstanding of 376,886 were excluded from the diluted earnings per share calculation because they were anti-dilutive.  Potentially dilutive stock options of 14,892, 394,150 and 44,418 for the years ended December 31, 2008, 2009 and 2010, respectively, were not included in the computation of diluted earnings per share as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and to have included them would have been anti-dilutive. Potentially dilutive restricted stock of  nil, 14,918 and 192,633 for the years ended December 31, 2008, 2009 and 2010, respectively, were not included in the computation of diluted earnings per share as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such restricted stock and to have included them would have been anti-dilutive.

Recent Accounting Standards

The provisions of ASC 470-20, “Debt with Conversion and Other Options” are applicable to the 4.5% convertible notes, see Note 11, Convertible Senior Notes.  ASC 470-20 requires the Company to separately account for the liability (debt) and equity (conversion feature) components of the Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods. The company allocated $13.7 million of the $100.0 million principal amount of the Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense through November 1, 2014.  Accordingly, the company’s effective annual interest rate on the Notes will be approximately 7.9%. The Notes are classified as long-term debt in the balance sheet at December 31, 2010 based on their November 1, 2014 maturity date.   Debt issuance costs of approximately $3.5 million are being amortized to interest expense over the five year term of the Notes.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

Note 3—Business Segments, Geographic Data, Sales by Product Group, and Major Customers

The Company is a worldwide producer and marketer of children’s toys and other consumer products, principally engaged in the design, development, production, marketing and distribution of its diverse portfolio. The Company recently re-aligned its products into two new categories to better reflect the business.  The Company’s reportable segments are Traditional Toys and Electronics, and Role Play, Novelty and Seasonal Toys each of which includes worldwide sales.  Prior year’s segment reporting units have been restated to reflect this change.

The Traditional Toys and Electronics segment includes action figures, vehicles, playsets, plush products, dolls, accessories, electronic products, construction toys, infant and pre-school toys, pet products, and related products.

Role Play, Novelty and Seasonal include role-play and dress-up products, novelty toys, seasonal and outdoor products, indoor and outdoor kid’s furniture, Halloween and everyday costume play.

Segment performance is measured at the operating income level. All sales are made to external customers, and general corporate expenses have been attributed to the various segments based on sales volumes. Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances, goodwill and other assets.

Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts as of December 31, 2009 and 2010 and for the three years in the period ended December 31, 2010 are as follows (in thousands):

	Years Ended December 31,
	2008	2009	2010
Net Sales
Traditional Toys and Electronics	$605,639	$439,382	$358,356
Role Play, Novelty and Seasonal Toys	297,758	364,322	388,912
	$903,397	$803,704	$747,268

	Years Ended December 31,
	2008	2009	2010
Operating Income (Loss)
Traditional Toys and Electronics	$36,251	$(332,953)	$18,078
Role Play, Novelty and Seasonal Toys	34,585	(119,495)	32,119
	$70,836	$(452,448)	$50,197

	Years Ended December 31,
	2008	2009	2010
Depreciation and Amortization Expense
Traditional Toys and Electronics	$21,489	$26,113	$18,721
Role Play, Novelty and Seasonal Toys	6,077	9,851	9,936
	$27,566	$35,964	$28,657

	December 31,
	2009	2010
Assets
Traditional Toys	$291,768	$252,107
Role Play, Novelty and Seasonal Toys	342,325	381,299
	$634,093	$633,406

The following tables present information about the Company by geographic area as of December 31, 2009 and 2010 and for the three years ended December 31, 2010 (in thousands):

	December 31,
	2009	2010
Long-lived Assets
United States	$19,917	$16,023
Hong Kong	1,297	923
	$21,214	$16,946

	Years Ended December 31,
	2008	2009	2010
Net Sales by Geographic Area
United States	$741,486	$671,249	$633,900
Europe	46,832	61,457	46,965
Canada	36,929	36,824	32,927
Hong Kong	38,318	5,090	7,319
Other	39,832	29,084	26,157
	$903,397	$803,704	$747,268

Major Customers

Net sales to major customers were as follows (in thousands, except for percentages):

	2008		2009		2010
		Percentage of		Percentage of		Percentage of
	Amount	Net Sales	Amount	Net Sales	Amount	Net Sales
Wal-Mart	$272,211	30.1%	$219,226	27.3%	$171,515	23.0%
Target	118,850	13.2	136,334	16.9	115,416	15.5
Toys ‘R’ Us	119,125	13.2	91,298	11.4	111,180	14.9
	$510,186	56.5%	$446,858	55.6%	$398,111	53.4%

No other customer accounted for more than 10% of our total net sales.

At December 31, 2009 and 2010, the Company’s three largest customers accounted for approximately 50.7% and 52.5%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

Note 4—Joint Ventures

The Company owned a fifty percent interest in a joint venture with THQ Inc. (“THQ”) to develop and publish video games on various platforms based on the World Wrestling Entertainment franchise. Pursuant to a Settlement Agreement and Mutual Release dated December 22, 2009, the joint venture was terminated on December 31, 2009 and THQ is obligated to pay the Company an aggregate of $20.0 million in fixed payments of $6.0 million on each of June 30, 2010 and 2011 and $4.0 million on each of June 30, 2012 and 2013 which the Company will record as income on a cash basis when received (see Note 20).  On June 30, 2010 the Company received the fixed payment from THQ in the amount of $6.0 million, which was recognized as income during the quarter.  The Company recognized $6.0 million in income related to its video game joint venture in 2010, as compared to a loss of $16.1 million in 2009, and income of $17.1 million in 2008.

As of December 31, 2009 and December 31, 2010, the balance of Investment in video game joint venture is comprised of the following components (in thousands):

	December 31,	December 31,
	2009	2010
Preferred return receivable	$6,727	$-

The Company owns a fifty percent interest into a joint venture with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company. The joint venture was created to develop, produce and exploit a boys animated television show which it intends to license worldwide for television broadcast. The joint venture has already licensed the right to the Company to develop and market toys based on the television program and certain other merchandising rights to third-parties. The Company is responsible for fifty percent of the operating expenses of the joint venture and for twenty-five percent of the production costs of the television show. The joint venture has approved 52 episodes of the show and has commenced production on the first 26 episodes for which the Company is responsible for an aggregate of approximately $1.7 million to be paid in 2011. The Company’s investment is being accounted for using the equity method.  During 2010 the Company had capital contributions of $130,000.  For the year ended December 31, 2010, the Company recognized a loss of $56,391 from the joint venture.

Note 5—Business Combinations

The Company acquired the following entities to further enhance its existing product lines and to continue diversification into other toy categories and seasonal businesses:

In October 2008, the Company acquired substantially all of the assets of Tollytots Limited.  The total initial consideration of $26.8 million consisted of $12.0 million in cash and the assumption of liabilities in the amount of $14.8 million, and resulted in goodwill of $4.1 million, all of which has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $5.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned.  In the first earn-out period ended December 31, 2009, no portion of the earn-out was earned, while $1.7 million was earned for the second earn-out period ended December 31, 2010.  Tollytots is a leading designer and producer of licensed baby dolls and baby doll pretend play accessories based on well-known brands and was included in our results of operations from the date of acquisition.

In October 2008, the Company acquired all of the stock of Kids Only, Inc, and a related Hong Kong company, Kids Only Limited (collectively, “Kids Only”).  The total initial consideration of $23.8 million consisted of $20.4 million in cash and the assumption of liabilities in the amount of $3.4 million, and resulted in goodwill of $13.2 million, all of which has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $5.6 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned.  For the earn-out periods ended September 30, 2009 and 2010, $1.9 million and $1.9 million were earned, respectively.  Kids Only is a leading designer and producer of licensed indoor and outdoor kids’ furniture, and has an extensive portfolio which also includes baby dolls and accessories, room décor and a myriad of other children’s toy products  and was included in our results of operations from the date of acquisition.

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

Refer to Note 6 for information on the write-down of goodwill.

Note 6—Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2010 are as follows (in thousands):

	Traditional Toys and Electronics	Role Play, Novelty and Seasonal Toys	Total
Balance, January 1, 2009:
Goodwill	290,759	136,934	427,693
Accumulated impairment losses	—	—	—
	$290,759	$136,934	$427,693
Goodwill acquired during year	1,228	—	1,228
Impairment losses	(291,209)	(115,916)	(407,125)
Adjustments	—	(20,225)	(20,255)
Balance December 31, 2009:
Goodwill	291,987	116,709	408,696
Accumalated impairment losses	(291,209)	(115,916)	(407,125)
	778	793	1,571
Balance, January 1, 2010:
Goodwill	291,987	116,709	408,696
Accumulated impairment losses	(291,209)	(115,916)	(407,125)
	$778	$793	$1,571
Goodwill acquired during year	1,667	3,750	5,417
Impairment losses	—	—	—
Balance December 31, 2010:
Goodwill	293,654	120,459	414,113
Accumalated impairment losses	(291,209)	(115,916)	(407,125)
	2,445	4,543	6,988

During the year the Company re-aligned Goodwill based on new reporting units.  See Note 3 for further details.

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

During the second quarter of 2009, the Company determined that the significant decline in its market capitalization is likely to be sustained.   The Company’s market capitalization was not significantly affected by the dismissals subject to appeal of the WWE lawsuit, and the lower revenue expectations for 2009 versus 2008 were factors that indicated that an interim goodwill impairment test was required. As a result, the Company determined that $407.1 million, or all of the goodwill related to previous acquisitions, was impaired. This amount is included in Write-down of Goodwill in the accompanying condensed consolidated statements of operations.

At December 31, 2009, the Company recorded deferred tax liabilities related to the Tollytots and Kids Only acquisitions that resulted in Goodwill of $1.6 million.

In April 2010, the Company made an earn-out payment in the amount of $1.9 million related to the Kids Only acquisition. In December 2010, the Company also recorded earn-outs related to the Tollytots and Kids Only acquisitions of $1.7 million and $1.9 million, respectively.  These amounts were recorded as Goodwill in 2010.

Note 7—Intangible Assets Other Than Goodwill

Intangible assets other than goodwill consist primarily of licenses, product lines, debt offering costs from the Company’s convertible senior notes and trademarks. Amortized intangible assets are included in the Intangibles and other, net, in the accompanying balance sheets. Trademarks are disclosed separately in the accompanying balance sheets. Intangible assets are as follows (in thousands):

		December 31, 2009			December 31, 2010
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)

Amortized Intangible Assets:
Acquired order backlog	.50	$2,393	$(2,393)	$—	$2,393	(2,393)	—
Licenses	4.84	85,788	(57,396)	28,392	85,788	(65,435)	20,353
Product lines	3.62	19,100	(18,285)	815	19,100	(18,592)	508
Customer relationships	5.32	6,296	(2,912)	3,384	6,296	(3,902)	2,394
Non-compete/Employment contracts	3.84	3,133	(2,823)	310	3,133	(2,951)	182
Total amortized intangible assets		116,710	(83,809)	32,901	116,710	(93,273)	23,437
Deferred Costs:
Debt issuance costs	5.00	4,444	(372)	4,072	3,678	(856)	2,822
Unamortized Intangible Assets:
Trademarks	indefinite	2,308	—	2,308	2,308		2,308
		$123,462	$(84,181)	$39,281	$122,696	(94,129)	28,567

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

During the second quarter of 2009, the Company determined that the tradenames “Child Guidance” and “Play Along” and certain tradenames associated with its Craft and Activity product lines would either be discontinued, or were under performing.   Consequently, the intangible assets associated with these tradenames were written off to Write-down of intangible assets, resulting in a non-cash charge of $8.2 million.

For the years ended December 31, 2008, 2009, and 2010, the Company’s aggregate amortization expense related to intangible assets was $9.5 million, $13.1 million and $10.2 million, respectively. The Company currently estimates continuing amortization expense for the next five years to be approximately (in thousands):

2011	$9,023
2012	5,627
2013	5,348
2014	2,518
2015	1,238

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

At December 31, 2009 and 2010, the Company’s three largest customers accounted for approximately 50.7% and 52.5%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

  Note 9—Accrued Expenses

Accrued expenses consist of the following (in thousands):

	2009	2010
Royalties	$31,859	$22,624
Bonuses	685	6,417
Employee salaries and benefits	1,770	1,939
Unearned revenue	431	—
Sales commissions	2,051	2,255
Accrued interest expense	1,855	750
Molds and tools	1,989	1,825
Reorganization charges	10,144	5,264
Advertising commitment	3,000	3,000
Inventory liabilities	6,811	5,273
Other	3,456	5,129
	$64,051	$54,476

In addition to royalties currently payable on the sale of licensed products during the quarter, the Company records a liability as Accrued Royalties for the estimated shortfall in achieving minimum royalty guarantees pursuant to certain license agreements (Note 15).

The Company incurred reorganization charges in the fourth quarter of 2009 to consolidate and stream-line its existing business functions.  This was especially necessary given the decreased volume of consolidated sales in 2009 from 2008 and the added general and administrative expenses from the three acquisitions made at the end of 2008.  Restructuring charges relate to the termination of lease obligations, one-time severance termination benefits, fixed asset write-offs and other contract terminations and are accounted for in accordance with “Exit and Disposal Cost Obligations” ASC 420-10.

These reorganization charges relate to the Company’s Traditional segment and are included in Reorganization Charges in the consolidated statements of operations.  The components of the reorganization charges are as follows (in thousands):

	Accrued Balance			Accrued Balance
	December 31, 2009	Accrual	Payments	December 31, 2010
Lease abandonment costs	$9,842	$—	(4,578)	$5,264
Employee severance	3	—	(3)	—
Fixed asset write-off	134	—	(134)	—
Other	165	—	(165)	—
Total reorganization charges	$10,144	$—	(4,880)	$5,264

Note 10—Related Party Transactions

A director of the Company is a partner in a law firm that acts as counsel to the Company. The Company incurred legal fees and expenses to the law firm in the amount of approximately $2.5 million in 2008, $2.5 million in 2009 and $2.7 million in 2010. As of December 31, 2009 and 2010, legal fees and reimbursable expenses of $1.2 million and $1.1 million, respectively, were payable to this law firm.

Note 11—Convertible Senior Notes

Convertible senior notes consist of the following (in thousands):

	December 31,
	2009	2010
4.625% Convertible senior notes (due 2023)	$20,262	$—
4.50% Convertible senior notes (due 2014)	100,000	100,000
	$120,262	$100,000

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

The Company used a portion of the net proceeds from the offering to repurchase $77.7 million in prior year of its 4.625% convertible senior notes due in 2023, and repurchased the remaining $20.3 million of its 4.625% convertible senior notes in June 2010.

The provisions of ASC 470-20, “Debt with Conversion and Other Options” are applicable to the 4.50% convertible notes. ASC 470-20 requires the Company to separately account for the liability (debt) and equity (conversion feature) components of the Notes in a manner that reflects the company’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods. The Company allocated $13.7 million of the $100.0 million principal amount of the Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense through November 1, 2014.  Accordingly, the Company’s effective annual interest rate on the Notes will be approximately 7.9%. The Notes are classified as long-term debt in the balance sheet at December 31, 2010 based on their November 1, 2014 maturity date.   Debt issuance costs of approximately $3.5 million are being amortized to interest expense over the five year term of the Notes.

Key components of the 4.50% convertible senior notes consist of the following (in thousands):

	December 31,
	2009	2010
Principal amount of notes	$100,000	$100,000
Unamortized discounts	(13,272)	(10,542)
Net carrying amount of the convertible notes	$86,728	$89,458

	Years Ended December 31,
	2008	2009	2010
Contractual interest expense on the coupon	$—	641	4,500
Amortization of the discount component and debt issue fees recognized as interest expense	—	$498	$3,466
	$—	$1,139	$7,966

As of December 31, 2010, the unamortized discount was $10.5 million, which will be amortized over approximately 3.9 years, and the carrying amount of the equity component was $13.7 million. As of December 31, 2010, the conversion rate was equal to the initial conversion price of approximately $15.82 per share and the if-converted value of the Notes was $100.0 million.

Note 12—Income Taxes

The Company does not file a consolidated return with its foreign subsidiaries. The Company files federal and state returns and its foreign subsidiaries file returns in their respective jurisdictions.

The Company’s income tax expense, which includes federal, state and foreign income taxes was $2.7 million, or an effective tax rate of 5.41% for the year ended 2010. For the years ended 2008 and 2009, the provision for income taxes, which included Federal, state and foreign income taxes was an expense of $12.8 million and a benefit of $90.7 million, reflecting effective tax provision rates of 14.4% and 19.0%, respectively.

Included in the tax expense of $2.7 million are discrete tax benefits of $10.3 million. These tax benefits are comprised of $4.7 million reduction of uncertain tax positions due to settlement of 2003-2006 IRS exams and statute expirations, $4.0 million benefit related to a refund received from the IRS for previously filed amended returns, and $1.7 million benefit attributable to a transfer pricing adjustment.

For the years ended 2008 and 2009, provision for income taxes includes Federal, state and foreign income taxes at effective tax rates of 14.4% and 19.0%, respectively. The effective tax rate benefits from a tax rate of 16.5% on the Company’s income arising in, or derived from, Hong Kong. The increase in the effective rate in 2009 is primarily due to the recognition of certain discrete income tax adjustments recognized in the quarter ended September 30, 2008 and a change in the federal tax code which reduced the amount of foreign income includible on the federal income tax return. These discrete adjustments included the reconciliation of the 2007 income tax provision to the actual income tax liability as reflected in the Company’s income tax return, and the reduction in income tax expense due to the de-recognition of a previously recorded potential income tax liability for uncertain tax positions that are no longer subject to audit due to the closure of the audit period. Exclusive of these discrete items, the effective tax provision rate would be 30.5% in 2008 and 40.1% in 2009.

For the years ended 2009 and 2010, provision for income taxes includes Federal, state and foreign income taxes at effective tax rates of 19.0% and 5.41%, respectively.  The decrease in the effective rate in 2010 is primarily due to the recognition of certain discrete income tax adjustments.  These discrete adjustments include reductions of uncertain tax positions due to the settlement of 2003 – 2006 IRS exams and statute expirations, benefits related to a refund received from the IRS for previously filed amended returns and benefit attributable to a transfer pricing adjustment.  Exclusive of these discrete items, the effective tax provision rate would be 40.1% in 2009 and 26.2% in 2010.  The decrease in the effective rate absent discrete items is due to the foreign rate differential between the United States and Hong Kong.  The foreign rate differential is impacted by the proportion of Hong Kong earnings to overall earnings and is expected to vary depending on the level of consolidated earnings.

For year ended 2010, the Company had net deferred tax assets of approximately $82.4 million.

Provision (benefit) for income taxes reflected in the accompanying consolidated statements of operations are comprised of the following (in thousands):

	2008	2009	2010
Federal	$(6,978)	$(11,103)	$1,656
State and local	(435)	(980)	3,290
Foreign	5,230	3,105	7,915
Total Current	(2,183)	(8,978)	12,861
APIC	1,338	(487)	(713)
Deferred	13,687	(81,213)	(9,455)
Total	$12,842	$(90,678)	$2,693

The components of deferred tax assets/(liabilities) are as follows (in thousands):

	2009	2010
Net deferred tax assets/(liabilities):
Current:
Reserve for sales allowances and possible losses	$3,609	$1,764
Accrued expenses	2,064	4,683
Federal and state net operating loss carryforwards	1,984	1,141
Prepaid Royalties	—	9,168
Accrued Royalties	7,842	7,440
Uncertain tax positions	1,355	—
Inventory	4,339	5,013
State income taxes	(5,115)	(4,985)
Other	4,309	(648)
Gross current	20,387	23,576
Valuation allowance related to state net operating loss carryforwards	(920)	—
Net Current	19,467	23,576
Long Term:
Property and equipment	2,904	4,302
Original issue discount interest	(25,985)	(15,336)
Goodwill and intangibles	68,834	65,697
Prepaid Royalties	9,597	—
Share Based Compensation	3,457	3,222
Income from joint venture	(2,833)	—
Other	(2,472)	963
Total long-term	53,502	58,848
Total net deferred tax assets/(liabilities)	$72,969	$82,424

Provision (benefit) for income taxes varies from the U.S. federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates:

	2008	2009	2010
Federal income tax expense (benefit)	35.0%	(35.0)%	35.0%
State income tax expense, net of federal tax effect	2.6	(2.4)	1.65
Effect of differences in U.S. and Foreign statutory rates	(6.5)	(0.6)	(14.55)
Uncertain tax positions	(10.4)	(0.5)	(10.39)
Refund from IRS Exam	—	—	(8.03)
Filed return to provision	(5.6)	—	—
Goodwill write-down	—	17.1	—
Foreign NOLs	—	0.6	—
Other	(0.7)	1.8	1.73
	14.4%	(19.0)%	5.41%

The Company primary operates in the United States and Hong Kong. The income from the United States operations is taxed at approximately 39.9%, while Hong Kong earnings are taxed at 16.5%. The foreign rate differential of (14.55)% reflected in the above effective rate analysis is attributable to this disparity in rates. The rate differential is impacted by the proportion of Hong Kong earnings to overall earnings and is expected to vary depending on the level of future consolidated earnings.

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

The components of income (loss) before provision (benefit) for income taxes are as follows (in thousands):

	2008	2009	2010
Domestic	$57,787	$(488,182)	$20,066
Foreign	31,112	11,994	29,676
	$88,899	$(476,188)	$49,742

The Company has cumulative undistributed earnings of non-U.S. subsidiaries for which U.S. taxes have not been provided. These earnings are intended to be permanently reinvested outside the U.S. If future events necessitate that these earnings should be repatriated to the U.S., an additional tax expense and related liability may be required.

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

Approximately $1.8 million of United States based unrecognized tax positions (UTPs) were recognized in 2010. In addition, approximately $11.1 million of United States based UTPs and $2.5 million of Hong Kong based UTPs became de-recognized during 2010 as they related to income tax years for which the audit period had expired or was settled. These items are included in the 2010 income tax provision.  These new UTPs are primarily a result of ongoing state audits.  During 2009, approximately $9.7 million of the liability for UTP relating to a 2009 tax court case and ongoing audits was recognized.

Current interest on uncertain income tax liabilities is recognized as interest expense and penalties are recognized in selling, general and administrative expenses in the consolidated statement of operations. During 2010, the Company de-recognized $1.6 million of current year interest expense relating to UTPs.

The following table provides further information of UTPs that would affect the effective tax rate, if recognized, as of December 31, 2010 (in millions):

Balance, January 1, 2008	$20.3
Current year additions	1.5
Current year reduction due to lapse of applicable statute of limitations	(9.9)
Balance, January 1, 2009	11.9
Current year additions	9.7
Current year reduction due to lapse of applicable statute of limitations	(4.8)
Balance, January 1, 2010	16.8
Current year additions	1.8
Current year reduction due to lapse of applicable statute of limitations	(13.6)
Balance, December 31, 2010	$5.0

Tax years 2007 through 2009 are still subject to examination in the United States and tax years 2005 through 2009 are still subject to examination in California.  The tax years 2004 through 2006 are still subject to examination in Hong Kong. In the normal course of business, the Company is audited by federal, state, and foreign tax authorities.  The U.S. Internal Revenue Service completed a limited examination related to the 2005 and 2006 U.S. federal income tax returns.  The Company was under examination by various state jurisdictions during 2010.  The ultimate resolution of these U.S. and state examinations, including matters that may be resolved within the next twelve months, is not yet determinable.

Note 13—Leases

The Company leases office, warehouse and showroom facilities and certain equipment under operating leases. Rent expense for the years ended December 31, 2008, 2009 and 2010 totaled $11.5 million, $15.1 million and $15.3 million, respectively. The following is a schedule of minimum annual lease payments (in thousands).

2011	$13,388
2012	12,511
2013	7,478
2014	6,607
2015	2,910
Thereafter	147
$43,041

Note 14—Common Stock, Preferred Stock and Warrants

The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.  On December 31, 2010, shares issued were 27,610,952 and shares outstanding were 27,319,624.  On December 31, 2009 shares issued and outstanding were 27,638,769.

In January 2010, the Company issued an aggregate of 240,000 shares of restricted stock at an aggregate value of approximately $2.9 million to two of its executive officers, of which 120,000 shares vest, subject to certain Company financial performance criteria, in January 2011, and 120,000 shares vested in July 2010.  In addition, an aggregate of 40,950 shares of restricted stock was issued to its five non-employee directors, which vest in January 2011, at an aggregate value of approximately $0.5 million.  Also in January 2010, the company cancelled an aggregate of 16,725 shares of restricted stock due to the termination of various employees.

In February 2010, the company cancelled 2,675 shares of restricted stock due to the termination of an employee.

In March 2010, the company cancelled 4,750 shares of restricted stock due to the termination of an employee.

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

In October 2010, the Company issued 1,417 shares of restricted stock to a non-employee Director, which vest in January 2011, at a value of approximately $0.02 million.  Also, in October 2010, an employee surrendered 2,796 shares of restricted stock at a value of $51,083 to cover his income taxes due on the October 22, 2010 vested shares.  In December 2010, certain employees surrendered an aggregate of 4,648 shares of restricted stock at a value of $85,988 to cover their income taxes due on the 2010 vesting of the restricted shares granted them in 2009.

All issuances of common stock, including those issued pursuant to stock option and warrant exercises, restricted stock grants and acquisitions, are issued from the Company’s authorized but not issued shares.

In October 2010, the Company’s Board of Directors authorized it to repurchase up to $30.0 million of its common stock.  As of December 31, 2010, 291,328 shares at a value of $5.6 million were repurchased.  The repurchased stock represented approximately 1.0% of the company’s outstanding shares of common stock at the time of the repurchase, and are currently held by the Company as treasury shares.

In January 2009, the Company issued an aggregate of 240,000 shares of restricted stock at an aggregate value of approximately $5.0 million to two of its executive officers, which were to vest, subject to certain Company financial performance criteria, in January 2010 (which criteria were not met so the shares did not vest and were subsequently cancelled by the Company in December 2009), an aggregate of 30,340 shares of restricted stock to its five non-employee directors, which vested in January 2010, at an aggregate value of approximately $0.6 million, and an aggregate of 206,500 shares of restricted stock to its employees at an aggregate value of approximately $3.8 million, which vest over a three to five-year period. Additionally, 74,836 shares of restricted stock previously received by two executive officers were surrendered at a value of $1.4 million to cover their income taxes due on the 2009 vesting of the restricted stock granted to them in 2007 and 2008.  This restricted stock was subsequently retired by the Company.  Also, in January 2009, an employee surrendered 551 shares of restricted stock at a value of $11,367 to cover his income taxes due on the December 31, 2008 vested shares.  In February 2009, the Company issued 3,000 shares of restricted stock at a value of approximately $0.05 million to an employee, which vest over a five-year period.  Also in January 2009, the Company cancelled an aggregate of 1,400 shares of restricted stock due to the termination of an employee.

In May 2009, the Company cancelled 3,500 shares of restricted stock due to the termination of an employee.

In June 2009, the Company issued 2,500 shares of restricted stock at a value of approximately $0.03 million to an employee, which vest over a five-year period.  In August 2009, certain employees surrendered an aggregate of 920 shares of restricted stock at a value of $10,608 to cover their income taxes due on the 2009 vesting of the restricted shares granted to them in 2006.

In August 2009, the Company cancelled 2,100 shares of restricted stock due to the termination of an employee.

In October 2009, the Company issued 3,000 shares of common stock on the exercise of options at a value of $40,440.  Also, in October 2009, an employee surrendered 2,717 shares of restricted stock at a value of $40,701 to cover his income taxes due on the October 22, 2009 vested shares.  In December 2009, certain employees surrendered an aggregate of 4,725 shares of restricted stock at a value of $58,118 to cover their income taxes due on the 2009 vesting of the restricted shares granted them in 2009.

In November 2009, the Company cancelled an aggregate of 25,500 shares of restricted stock due to the termination of various employees.

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

During 2003, the Company issued 100,000 fully vested warrants, expiring in 2013, in connection with license costs relating to its video game joint venture. The fair value of these warrants was approximately $1.1 million and was included in the basis of the joint venture (Note 4).

There has been no warrant activity since the issuance of the 100,000 warrants in 2003.  As of December 31, 2010, there are 100,000 warrants outstanding at a weighted average exercise price of $11.35 per share.

Note 15—Commitments

The Company has entered into various license agreements whereby the Company may use certain characters and intellectual properties in conjunction with its products. Generally, such license agreements provide for royalties to be paid at 1% to 14% of net sales with minimum guarantees and advance payments.

In the event the Company determines that a shortfall in achieving the minimum guarantee is likely, a liability is recorded for the estimated short fall and charged to royalty expense.

Future annual minimum royalty guarantees as of December 31, 2010 are as follows (in thousands):

2011	$25,663
2012	11,773
2013	3,521
2014	920
2015	1,850
Thereafter	150
$43,877

The Company has entered into employment and consulting agreements with certain executives expiring through December 31, 2015. The aggregate future annual minimum guaranteed amounts due under those agreements as of December 31, 2010 are as follows (in thousands):

2011	$4,632
2012	2,390
2013	1,296
2014	1,215
2015	1,240

The Company had entered into a retirement plan agreement with one of its executives. Having met the eligibility criteria for retirement, the executive elected to retire effective April 1, 2010 and began to receive a single-life annuity retirement payment of approximately $1.0 million per year.  However, as a result of his death during 2010, his estate received a death benefit of approximately $2.8 million.

Note 16—Share-Based Payments

Under its 2002 Stock Award and Incentive Plan ( the "Plan”), which incorporated its Third Amended and Restated 1995 Stock Option Plan, the Company has reserved 6,525,000 shares of its common stock for issuance upon the exercise of options granted under the Plan, as well as for the awarding of other securities. Under the Plan, employees (including officers), non-employee directors and independent consultants may be granted options to purchase shares of common stock and other securities (Note 14). The vesting of these options and other securities may vary, but typically vest on a step-up basis over a maximum period of 5 years and restricted shares typically vest in the same manner, with the exception of certain awards vesting over one to two years.  Share-based compensation expense is recognized on a straight-line basis over the requisite service period.

Restricted Stock

Under the Plan, share-based compensation payments may include the issuance of shares of restricted stock.  On January 1, 2010, two executive officers were awarded 120,000 shares of restricted stock which vested after one year.  Five non-employee directors, beginning in January 2010, receive grants of restricted stock at a value of $100,000 annually which vest after one year.  This amount is prorated if a director is appointed within the year.  Previously, since January 2006, the five non-employee directors received restricted stock annually at a value of $120,000.  Lastly, at the discretion of Management and approval of the Board, non-executive employees also receive restricted stock awards, which occurs approximately once per year.

During 2010, the Company issued a total of 297,874 shares of restricted stock.  240,000 shares of restricted stock were issued to two executive officers.  Additionally, the Company granted and issued an aggregate of 47,874 shares to its non-employee directors.  Lastly, the Company granted and issued an aggregate of 10,000 shares of restricted stock to its non-executive employees.  As of December 31, 2010, 324,635 shares of restricted stock remained unvested, representing a weighted average grant date fair value of $4.9 million.

During 2009, the Company issued a total of 482,340 shares of restricted stock.  240,000 shares of restricted stock were issued to two executive officers; however, as of December 31, 2009 the Company will incur no expense related to this grant as the vest was contingent upon performance goals that were not achieved.  Additionally, the Company issued 6,068 shares to its five non-employee directors.  Lastly, the Company granted and issued an aggregate of 212,000 shares of restricted stock to its non-executive employees.  As of December 31, 2009, 436,443 shares of restricted stock remained unreleased, representing a weighted average grant date fair value of $8.8 million.

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

The table below summarizes the grant activity for the year ended December 31, 2010 and is broken down in the following three distinct groups because each group has unique characteristics: executives, board of directors, and employees:

Group Type	# Shares Granted	Average Grant Date Value	Vest Schedule Range
Executives	240,000	$12.12	1 year
Board of directors (non-executives)	47,874	12.39	1 year
Employees	10,000	15.18	3 - 5 years
Total	297,874	$12.27	1 – 5 years

The following tables summarize the restricted stock award activity, annually, for the years ended December 31, 2008, 2009 and 2010:

	Restricted Stock Awards
	Number of Shares	Weighted Average Exercise Price

Outstanding, December 31, 2007	536,340	$20.89
Awarded	337,567	$23.71
Released	(387,549)	$22.03
Forfeited	(31,600)	$21.12
Outstanding, December 31, 2008	454,758	$22.00
Awarded	482,340	$19.55
Released	(228,155)	$22.24
Forfeited	(272,500)	$20.28
Outstanding, December 31, 2009	436,443	$20.24
Awarded	297,874	$12.27
Released	(385,532)	$18.64
Forfeited	(24,150)	$17.98
Outstanding, December 31, 2010	324,635	$14.99

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

The amount of share-based compensation expense recognized in the years ended December 31, 2008, 2009 and 2010 is based on options granted prior to January 1, 2006 and restricted stock issued during the years ended December 31, 2008, 2009 and 2010, and ultimately expected to vest, and it has been reduced for estimated forfeitures. The revised shared-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes the total share-based compensation expense and related tax benefits recognized (in thousands):

	Year Ended December 31,
	2008	2009	2010

Stock option compensation expense (benefit)	$537	$173	$(224)
Tax benefit related to stock option compensation	$180	$58	$—
Restricted stock compensation expense	$6,765	$4,179	$4,619
Tax benefit related to restricted stock compensation	$2,522	$1,522	$1,788

As of December 31, 2010, 741,495 shares were available for future grant. Additional shares may become available to the extent that options or shares of restricted stock presently outstanding under the Plan terminate or expire. Stock option activity pursuant to the Plan is summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding, December 31, 2007	836,178	$17.27
Granted	—	—
Exercised	(315,513)	13.22
Canceled	(43,150)	21.60
Outstanding, December 31, 2008	477,515	$19.55
Granted	—	—
Exercised	(3,000)	13.48
Canceled	(29,800)	18.99
Outstanding, December 31, 2009	444,715	$19.63
Granted	—	—
Exercised	—	—
Canceled	(126,450)	20.64
Outstanding, December 31, 2010	318,265	$19.23

The following characteristics apply to the Plan stock options that are fully vested, or expected to vest, as of December 31, 2010:

Aggregate intrinsic value of options outstanding	$372,652
Weighted-average contractual term of options outstanding (in years)	2.04
Number of options currently exercisable	318,265
Weighted-average exercise price of options currently exercisable	$19.23
Aggregate intrinsic value of options currently exercisable	$372,652
Weighted-average contractual term of currently exercisable (in years)	2.04

The following table summarizes information about stock options outstanding and exercisable at December 31, 2010:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Option Price	Number	Life	Exercise	Number	Exercise
Range	of Shares	in Years	Price	of Shares	Price
$0.00 – 9.99	—	—	$—	—	$—
$10.00 – 19.99	140,521	2.23	$16.13	140,521	$16.13
$20.00 – 50.00	177,744	1.90	$21.67	177,744	$21.67

Note 17—Employee Benefits Plan

The Company sponsors for its U.S. employees, a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Plan provided that employees may defer up to 50% of their annual compensation subject to annual dollar limitations, and that the Company will make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation. Effective January 1, 2010, the Company suspended its matching contribution.  Company matching contributions, which vest immediately, totaled $1.2 million, $1.5 million and nil for 2008, 2009 and 2010, respectively.

Note 18—Supplemental Information to Consolidated Statements of Cash Flows

In 2010, certain employees surrendered an aggregate of 9,967 shares of restricted stock at a value of $0.2 million to cover their income taxes due on the 2010 vesting of the restricted shares granted them in 2006 and 2009.  Additionally, the company recognized a $0.7 million tax deficiency from the vesting of restricted stock.

In 2009, two executive officers surrendered an aggregate of 74,836 shares of restricted stock at a value of $1.4 million to cover their income taxes due on the 2009 vesting of the restricted stock granted to them in 2007 and 2008.  During 2009, certain employees surrendered an aggregate of 8,913 shares of restricted stock at a value of $0.1 million to cover their income taxes due on the 2009 vesting of the restricted shares granted them in 2006 and 2009.  Additionally, the Company recognized a $0.5 million tax deficiency from the vesting of restricted stock.

In 2008, two executive officers surrendered an aggregate of 122,202 shares of restricted stock at a value of $3.0 million to cover their income taxes due on the 2008 vesting of the restricted shares granted them in 2007.  During 2008, certain employees surrendered an aggregate of 5,640 shares of restricted stock at a value of $0.1 million to cover their incomes taxes on the 2008 vesting of the restricted shares granted them in 2006.  Additionally, the Company recognized a $1.3 million tax benefit from the vesting of restricted stock.

Note 19—Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for the years 2009 and 2010 are summarized below:

	2009				2010
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Net sales	$108,685	$144,809	$351,438	$198,772	$77,345	$123,255	$348,677	$197,991
Gross profit	$36,981	$(6,076)	$115,709	$56,314	$25,233	$43,229	$110,957	$65,531
Income (loss) from operations	$(17,573)	$(475,178)	$52,346	$(12,043)	$(13,628)	$1,274	$51,579	$10,972
Income (loss) before provision (benefit) for income taxes	$(15,765)	$(499,276)	$49,188	$(10,335)	$(14,768)	$4,362	$50,131	$10,016
Net income (loss)	$(10,799)	$(406,562)	$33,708	$(1,857)	$(5,157)	$2,975	$40,360	$8,871
Basic earnings (loss) per share	$(0.40)	$(14.96)	$1.24	$(0.07)	$(0.19)	$0.11	$1.47	$0.33
Weighted average shares outstanding	27,194	27,175	27,183	27,491	27,393	27,672	27,379	27,260
Diluted earnings (loss) per share	$(0.40)	$(14.96)	$1.06	$(0.07)	$(0.19)	$0.11	$1.23	$0.30
Weighted average shares and equivalents outstanding	26,827	27,175	32,505	27,491	27,393	27,388	33,974	33,880

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

Profit from Video Game Joint Venture

Pursuant to a Settlement Agreement and Mutual Release dated December 22, 2009, the joint venture was terminated on December 31, 2009.  As a result, we recognized $6.0 million in income related to our video game joint venture in 2010, as compared to a loss of $16.1 million in 2009 relating primarily to an adjustment to our preferred return as a result of an arbitration decision and legal fees. On June 30, 2010 we received a fixed payment from THQ in the amount of $6.0 million, which was recognized as income during the second quarter.  Additionally, we will receive future payments in the amount of $6.0 million on June 30, 2011 and $4.0 million on each of June 30, 2012 and 2013 which we will record as income on a cash basis over the term (see “Legal Proceedings”).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JAKKS Pacific, Inc.
Malibu, California

The audits referred to in our report dated March 4, 2011 relating to the consolidated financial statements of JAKKS Pacific, Inc., which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index.  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

BDO USA, LLP
Los Angeles, California
March 4, 2011

JAKKS PACIFIC, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2008, 2009 and 2010

Allowances are deducted from the assets to which they apply, except for sales returns and allowances.

	Balance at	Charged to			Balance
	Beginning	Costs and			at End
	of Period	Expenses		Deductions	of Period
	(In thousands)
Year ended December 31, 2008:
Allowance for:
Uncollectible accounts	$1,354	$812		$(161)	$2,005
Reserve for potential product obsolescence	5,071	3,943		(3,906)	5,108
Reserve for sales returns and allowances	26,036	60,274		(62,993)	23,317
	$32,461	$65,029		$(67,060)	$30,430
Year ended December 31, 2009:
Allowance for:
Uncollectible accounts	$2,005	$918		$(380)	$2,543
Reserve for potential product obsolescence	5,108	28,795	(a)	(24,031)	9,872
Reserve for sales returns and allowances	23,317	61,557		(50,977)	33,897
	$30,430	$91,270		$(75,388)	$46,312
Year ended December 31, 2010:
Allowance for:
Uncollectible accounts	$2,543	1,086		(851)	2,778
Reserve for potential product obsolescence	9,872	6,844		(8,245)	8,471
Reserve for sales returns and allowances	33,897	52,412		(57,931)	28,378
	$46,312	$60,342		$(67,027)	$39,627

(a)	During the second quarter of 2009, the Company booked a charge of $24.0 million related to the write-down of certain excess and impaired inventory.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework . We believe that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued a report on our internal controls over financial reporting. This report appears below.

Report of the Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JAKKS Pacific, Inc.
Malibu, California

We have audited JAKKS Pacific, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). JAKKS Pacific, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, JAKKS Pacific, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of JAKKS Pacific, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, other comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 4, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Los Angeles, California
March 4, 2011

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Positions with the Company

Stephen G. Berman	46	Chief Executive Officer, Chief Operating Officer, President, Secretary and Director
Joel M. Bennett	49	Executive Vice President and Chief Financial Officer
Dan Almagor	57	Director
Marvin W. Ellin	78	Director
Robert E. Glick	65	Director
Michael G. Miller	63	Director
Murray L. Skala	64	Director

Stephen G. Berman has been our Chief Operating Officer and Secretary and one of our directors since co-founding JAKKS with Mr. Friedman in January 1995. From February 17, 2009  through March 31, 2010 he was also our Co-Chief Executive Officer and has been our Chief Executive Officer since April 1, 2010.  Since January 1, 1999, he has also served as our President. From our inception until December 31, 1998, Mr. Berman was also our Executive Vice President. From October 1991 to August 1995, Mr. Berman was a Vice President and Managing Director of THQ International, Inc., a subsidiary of THQ. From 1988 to 1991, he was President and an owner of Balanced Approach, Inc., a distributor of personal fitness products and services.

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

Marvin W. Ellin has been one of our directors since October 2010. Mr. Ellin was a founding partner and the managing partner of Miller Ellin & Company LLP, a public accounting firm, for 50 years. The firm consisted of over 40 professionals and had extensive experience handling diverse clients with domestic and international operations including SEC filings, audit, tax compliance and financial advisory services. Mr. Ellin holds a BBA (from CCNY) and a JD degree (from Brooklyn Law School) and is a member of the AICPA, NYSSCPA and the New York State Bar Association. Miller Ellin & Company LLP was also a registered accounting firm with the PCAOB and a member of the Center for Public Company Audit Firms of the AICPA. Effective January 1, 2009 the firm merged into Rosen Seymour Shapss Martin & Company LLP and Mr. Ellin is a retired partner of such firm.

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

Murray L. Skala has been one of our directors since October 1995. Since 1976, Mr. Skala has been a partner of the law firm Feder Kaszovitz LLP, our general counsel.

A majority of our directors are “independent,” as defined under the rules of Nasdaq. Such independent directors are Messrs. Ellin, Glick, Miller and Almagor. Our directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Our officers are elected annually by our Board of Directors and serve at its discretion.  All of our independent directors have served as such for more than the past five years and were initially selected for their experience as businessmen (Glick and Miller) or financial expertise (Ellin and Almagor). We believe that our board is best served by benefiting from this blend of business and financial expertise and experience. Our remaining directors consist of our chief executive officer who brings management’s perspective to the board’s deliberations and, our longest serving director (Skala), who, as an attorney with many years experience advising businesses, is able to provide guidance to the board from a legal perspective.

Committees of the Board of Directors

We have an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee.   The primary functions of the Audit Committee are to select or to recommend to our Board the selection of outside auditors; to monitor our relationships with our outside auditors and their interaction with our management in order to ensure their independence and objectivity; to review, and to assess the scope and quality of, our outside auditor’s services, including the audit of our annual financial statements; to review our financial management and accounting procedures; to review our financial statements with our management and outside auditors; and to review the adequacy of our system of internal accounting controls. Messrs. Almagor, Glick and Ellin are the current members of the Audit Committee and are each “independent” (as that term is defined in NASD Rule 4200(a)(14)), and are each able to read and understand fundamental financial statements. Mr. Almagor, our audit committee financial expert, is the Chairman of the Audit Committee and possesses the financial expertise required under Rule 401(h) of Regulation S-K of the Act and NASD Rule 4350(d)(2). He is further “independent”, as that term is defined under Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. We will, in the future, continue to have (i) an Audit Committee of at least three members comprised solely of independent directors, each of whom will be able to read and understand fundamental financial statements (or will become able to do so within a reasonable period of time after his or her appointment); and (ii) at least one member of the Audit Committee that will possess the financial expertise required under NASD Rule 4350(d)(2). Our Board has adopted a written charter for the Audit Committee and the Audit Committee reviews and reassesses the adequacy of that charter on an annual basis.  The full text of the charter is available on our website at www.jakks.com.

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

Nominating and Corporate Governance Committee.    The functions of the Nominating and Corporate Governance Committee are to develop our corporate governance system and to review proposed new members of our board of directors, including those recommended by our stockholders. Messrs. Ellin (Chairman) and Almagor are the current members of our Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates pursuant to a written charter adopted by the Board. The full text of the charter is available on our website at www.jakks.com. The Board has determined that each member of this Committee is “independent,” as defined under the applicable rules of Nasdaq.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during 2010 and Forms 5 and amendments thereto furnished to us with respect to 2010, during 2010, each of our independent directors, untimely filed one report on Form 4 reporting one late transaction and Jack Friedman, a former director and executive officer, untimely filed two reports on Form 4 reporting two late transactions.  Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during 2010 and Forms 5 and amendments thereto furnished to us with respect to 2010, all other Forms 3, 4 and 5 required to be filed during 2010 were done so on a timely basis.

Code of Ethics

We have a Code of Ethics (which we call a code of conduct) that applies to all our employees, officers and directors. This code was filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. We have posted on our website, www.jakks.com, the full text of such Code. We will disclose when there have been waivers of, or amendments to, such Code, as required by the rules and regulations promulgated by the Securities and Exchange Commission and/or Nasdaq.

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

Administration and Process

Our executive compensation program is administered by the Compensation Committee.  The Compensation Committee receives legal advice from our outside general counsel and has retained Frederick W. Cook & Co., Inc. (“FWC), a compensation consulting firm, that provide advice directly to the Compensation Committee.  Historically, the base salary, bonus structure and the long-term equity compensation of our executive officers are governed by the terms of their individual employment agreements (see “-Employment Agreements and Termination of Employment Arrangements”) and we expect that to continue in the future.  With respect to our chief executive officer and president, the Compensation Committee, with input from FWC, establishes target performance levels for incentive bonuses based on a number of factors that are designed to further our executive compensation objectives, including our performance, the compensation received by similarly-situated executive officers at peer group companies, the conditions of the markets in which we operate and the relative earnings performance of peer group companies.

Pursuant to the terms of the employment agreement as in effect on January 1, 2010 and, with respect to Mr. Berman’s amended and restated 2010 employment agreement as well, during the first quarter of each year (except for 2011 which is set in the agreement), the Compensation Committee establishes the targeted level of our Adjusted EPS (as defined below) growth and corresponding bonus levels, as a percentage of base salary, the executive will earn if the target is met.  Pursuant to the terms of their employment agreements, this bonus is capped at a maximum of 200% of base salary, although the Compensation Committee has the authority, in its discretion, to increase the maximum.  The Compensation Committee also has wide discretion to set the target levels of Adjusted EPS and they work together with FWC to establish target levels that will accomplish the general objectives outlined above of also promoting growth and alignment with our shareholders’ interests.  The employment agreements also gave (and gives, with respect to Mr. Berman’s 2010 agreement,) the Compensation Committee the authority to award additional compensation to Messrs. Friedman and Berman as it determines in its sole discretion based upon criteria it establishes.

Adjusted EPS is the net income per share of our common stock calculated on a fully-diluted basis in accordance with GAAP, applied on a basis consistent with past periods, as adjusted in the sole discretion of the Compensation Committee to take account of extraordinary or special items.

While the Compensation Committee does not establish target performance levels for our chief financial officer, it does consider similar factors when determining such officer’s bonus. The employment agreement for Mr. Bennett expired on December 31, 2009 and Mr. Bennett has been an employee at will since that time. Prior to its expiration, the agreement authorized our Compensation Committee and Board of Directors to award an annual bonus to Mr. Bennett in an amount up to 50% of his salary as the Committee or Board determined in its discretion and also gave the Compensation Committee and the Board the discretionary authority to pay Mr. Bennett additional incentive compensation as it determined.

The Compensation Committee also annually reviews the overall compensation of our named executive officers for the purpose of determining whether discretionary bonuses should be granted. In 2010, FWC presented a report to the Compensation Committee comparing our performance, size and executive compensation levels to those of peer group companies. FWC also reviewed with the Compensation Committee the base salaries, annual bonuses, total cash compensation, long-term compensation and total compensation of our senior executive officers relative to those companies. The performance comparison presented to the Compensation Committee each year includes a comparison of our total shareholder return, earnings per share growth, sales, net income (and one-year growth of both measures) to the peer group companies. The Compensation Committee reviews this information along with details about the components of each named executive officer’s compensation.

Peer Group

One of the factors considered by the Compensation Committee is the relative performance and the compensation of executives of peer group companies. The peer group is comprised of a group of the companies selected in conjunction with FWC that we believe provides relevant comparative information, as these companies represent a cross-section of publicly-traded companies with product lines and businesses similar to our own throughout the comparison period.  The composition of the peer group is reviewed annually and companies are added or removed from the group as circumstances warrant. For the last fiscal year, the peer group companies utilized for executive compensation analysis, which remained the same as in the previous year (except that Marvel is no longer included since it was acquired by another company), were:

·	Activision, Inc.
·	Electronic Arts, Inc.
·	EMak Worldwide, Inc.
·	Hasbro, Inc.
·	Leapfrog Enterprises, Inc.
·	Mattel, Inc.
·	RC2 Corp.
·	Kid Brands, Inc.
·	Take-Two Interactive, Inc.
·	THQ Inc.

Elements of Executive Compensation

The compensation package for the Company’s senior executives had, and Mr. Berman’s currently has, both performance-based and non-performance based elements. Based on its review of each named executive officer’s total compensation opportunities and performance, and our performance, the Compensation Committee determines each year’s compensation in the manner that it considers to be most likely to achieve the objectives of our executive compensation program. The specific elements, which include base salary, annual cash incentive compensation and long-term equity compensation, are described below.

The Compensation Committee has negative discretion to adjust performance results used to determine annual incentive and the vesting schedule of long-term incentive payouts to the named executive officers.  The Compensation Committee also has discretion to grant bonuses even if the performance targets were not met.

Base Salary

Messrs. Friedman and Berman received compensation in 2010 pursuant to the terms of their respective employment agreements.  As discussed in greater detail below, the employment agreements for Messrs. Friedman and Berman were to expire on December 31, 2010 and Mr. Bennett’s employment agreement expired on December 31, 2009.  However, effective March 31, 2010, Mr. Friedman resigned as Co-Chief Executive Officer and terminated his employment agreement and effective November 11, 2010, Mr. Berman entered into a new amended and restated employment agreement. Pursuant to the terms of their employment agreements as in effect on January 1, 2010, Messrs. Friedman and Berman each receive a base salary which, pursuant to his employment agreement, is increased automatically each year by $25,000. Mr. Bennett’s prior employment agreement did not provide for automatic annual increases in base salary.  Any increase, or additional increase in base salary, as the case may be, is determined by the Compensation Committee based on a combination of two factors. The first factor is the Compensation Committee’s evaluation of the salaries paid in peer group companies to executives with similar responsibilities. The second factor is the Compensation Committee’s evaluation of the executive’s unique role, job performance and other circumstances. Evaluating both of these factors allows us to offer a competitive total compensation value to each individual named executive officer taking into account the unique attributes of, and circumstances relating to, each individual, as well as marketplace factors. This approach has allowed us to continue to meet our objective of offering a competitive total compensation value and attracting and retaining key personnel. Based on its review of these factors, the Compensation Committee determined not to increase any of the base salaries of Messrs. Friedman and Berman above the contractually required minimum increase in 2010 as unnecessary to maintain our competitive total compensation position in the marketplace, nor did it determine to raise Mr. Bennett’s base salary for 2010.  Mr. Berman’s new amended and restated employment agreement contains similar terms with respect to base salary.

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

The employment agreements as in effect on January 1, 2010 for Messrs. Friedman and Berman provided for an incentive cash bonus award based on a percentage of each participant’s base salary if the performance goals set by the Compensation Committee are met for that year.  The employment agreements mandated that the specific criteria to be used is earnings per share and the Compensation Committee sets the various target thresholds to be met to earn increasing amounts of the bonus up to a maximum of 200% of base salary, although the Compensation Committee has the ability to increase the maximum in its discretion.  During the first quarter of each year, the Compensation Committee meets to establish the target thresholds for that year.  During 2010, Mr. Berman was entitled to a bonus based upon the target thresholds established by the Compensation Committee and incorporated into his 2010 amended and restated agreement of $1,672,500 representing 150% of his 2010 base salary, payable 80% in cash and 20% in shares of our common stock.  The target bonus thresholds for 2011 are set forth in Mr. Berman's 2010 amended and restated employment agreement.

The employment agreements as in effect on January 1, 2010 for Messrs. Friedman and Berman contemplated (and Mr. Berman’s new agreement also contemplates) that the Compensation Committee may grant discretionary bonuses in situations where, in its sole judgment, it believes they are warranted.  The Compensation Committee approaches this aspect of the particular executive’s compensation package by looking at the other components of the executive’s aggregate compensation and then evaluating if any additional compensation is appropriate to meet our compensation goals.  As part of this review, the Compensation Committee, with significant input from FWC, collects information about the total compensation packages in our peer group and various indicia of performance by the peer group such as sales, one-year sales growth, net income, one-year net income growth, market capitalization, size of companies, one- and three-year stockholder returns, etc. and then compares such data to our corresponding performance data.  Following consideration of all of the above, as well as input from FWC, the Compensation Committee approved a $150,000 discretionary bonus to Mr. Berman for 2010, payable one-half in cash and one-half in stock valued at the closing market price of our common stock on the day prior to the grant. Mr. Bennett was granted a cash bonus of $100,000.

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

The employment agreements for Messrs. Friedman and Berman as in effect on January 1, 2010 provided for annual grants of 120,000 shares of restricted stock subject to a one or two-year vesting period, and in the latter case, all or part of which second year may be accelerated to one year if we achieved earnings per share growth targets.  The initial vesting of the restricted stock was subject to our achieving pre-tax income in excess of $2.0 million in the fiscal year that the grant is made.  Since we did not have in excess of $2.0 million of pre-tax income for 2009 none of the 2009 restricted stock awards to Messrs. Friedman and Berman vested and all of the restricted shares were forfeited back to us.  Mr. Berman’s 2010 amended and restated employment provides for annual grants of $500,000 of restricted stock which vest in equal annual installments through January 1, 2017, which is one year following the life of the agreement, subject to meeting the 3% vesting condition, as defined in the agreement.

After a review of all of the factors discussed above, the Compensation Committee determined that, in keeping with our compensation objectives, Mr. Berman was awarded $150,000 payable 50% in cash and 50% in stock (4,089 shares) which vests in equal tranches over three years commencing on 2/11/12 and Mr. Bennett was awarded $100,000 in cash.

Other Benefits and Perquisites

Our executive officers participate in the health and dental coverage, life insurance, paid vacation and holidays, 401(k) retirement savings plans and other programs that are generally available to all of the Company’s employees.

The provision of any additional perquisites to each of the named executive officers is subject to review by the Compensation Committee.  Historically, these perquisites include payment of an automobile allowance and matching contributions to a 401(k) defined contribution plan.  In 2010, the named executive officers were granted the following perquisite:  automobile allowance.  We value perquisites at their incremental cost to us in accordance with SEC regulations.

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

Change of Control/Termination Agreements

We recognize that, as with any public company, it is possible that a change of control may take place in the future.  We also recognize that the threat or occurrence of a change of control can result in significant distractions of key management personnel because of the uncertainties inherent in such a situation.  We further believe that it is essential and in our best interest and the interests of our shareholders to retain the services of our key management personnel in the event of the threat or occurrence of a change of control and to ensure their continued dedication and efforts in such event without undue concern for their personal financial and employment security. In keeping with this belief and its objective of retaining and motivating highly talented individuals to fill key positions, which is consistent with our general compensation philosophy, the employment agreement for our chief executive officer contains provisions which guarantee specific payments and benefits upon a termination of employment as a result of a change of control of the Company.  In addition, the employment agreement also contains provisions providing for certain lump-sum payments in the event the executive is terminated without “cause” or if we materially breach the agreement leading the affected executive to terminate the agreement for good reason.

Additional details of the terms of the change of control agreements and termination provisions outlined above are provided below.

Retirement Plans

Mr. Friedman’s employment agreement provided that, commencing at age 67, he may retire and receive a single-life annuity retirement payment of $975,000 per year for a period of ten (10) years following his retirement.  Mr. Friedman was 71 years old on January 1, 2010.  In the event of his death during such period, his estate is to receive a death benefit equal to the difference between $2,925,000 and retirement benefits previously paid to him.  This retirement benefit is conditioned upon Mr. Friedman agreeing to accept the position of Chairman Emeritus of our Board of Directors, if so requested by the Board.  Mr. Friedman retired as of April 1, 2010 and accepted the position of Chairman Emeritus, which he held until his death on May 3, 2010.  Following his death, pursuant to the terms of his former employment agreement, his estate received a death benefit in the amount of $2,762,500. Mr. Berman’s employment agreement does not provide any retirement benefits.

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

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis (the “CD&A”) for the year ended December 31, 2010 with management. In reliance on the reviews and discussions referred to above, the compensation committee recommended to the board, and the board has approved, that the CD&A be furnished in the annual report on Form 10-K for the year ended December 31, 2010.

By the Compensation Committee of the Board of Directors: Robert E. Glick, Chairman Dan Almagor, Member Michael G. Miller, Member

The following table sets forth the compensation we paid for our fiscal years ended December 31, 2008, 2009 and 2010 to (i) our Chief Executive Officer; (ii) each of our other executive officers whose compensation exceeded $100,000 on an annual basis; and (iii) up to two additional individuals for whom disclosure would have been provided under the foregoing clause (ii) but for the fact that the individual was not serving as an executive officer of our Company at the end of the last completed fiscal year (collectively, the “Named Officers”).  From January 1, 2010 through March 31, 2010, Messrs. Friedman and Berman were our Co-Chief Executive Officers. Effective April 1, 2010, Mr. Friedman resigned and Mr. Berman assumed the title Chief Executive Officer in addition to his existing titles of President and Chief Operating Officer. Accordingly, the table below reflects Mr. Friedman’s income only through March 31, 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
Jack Friedman	2010	278,750	—	1,454,400	(1)	—	—	—	4,500	1.737,650
Chairman and	2009	1,090,000	—	—		—	—	—	30,250	1,120,250
Co-Chief Executive Officer	2008	1,090,000	250,000	2,833,200	(2)	—	—	—	33,500	4,206,700

Stephen G. Berman	2010	1,115,000	1,413,000	1,863,900	(1)(3)	—	—	—	18,000	4,000,400
Chief Executive Officer, Chief	2009	1,090,000	—	—		—	—	—	30,250	1,120,250
Operating Officer, President and Secretary	2008	1,090,000	250,000	2,833,200	(2)	—	—	—	29,200	4,202,400

Joel M. Bennett	2010	420,000	100,000	—		—	—	—	12,000	532,000
Executive Vice	2009	420,000	—	—		—	—	—	24,250	444,250
President and Chief Financial Officer	2008	420,000	125,000	99,993	(4)	—	—	—	23,500	668,493
____________

(1)
Pursuant to the 2002 Plan, on January 1, 2010, 120,000 shares of restricted stock were granted to the Named Officer, all of which were scheduled to vest on January 1, 2011 if we met certain financial criteria.  This criteria was met and Mr. Berman’s shares vested on such date.  Following Mr. Friedman’s death on May 3, 2010, the board determined to accelerate vesting to such date.  The amount in this column was calculated as the product of (a) 120,000 shares of restricted stock multiplied by (b) $12.12, the last sales price of our common stock, as reported by Nasdaq on December 31, 2009, the day before the shares were granted.

(2)
Pursuant to the 2002 Plan, on January 1, 2008, 120,000 shares of restricted stock were granted to the Named Officer, of which 50% vested on January 1, 2009 and 50% vested on January 1, 2010.  The amount in this column was calculated as the product of (a) 120,000 shares of restricted stock multiplied by (b) $23.61, the last sales price of our common stock, as reported by Nasdaq on December 31, 2007, the date before the shares were granted. See “Critical Accounting Policies.”

(3)
Also includes 18,238 shares which vest in seven annual tranches (the first six equal to 14.5% of grant and the last equal to 13%) over six years; and 4,089 shares which vest in three equal tranches over four years.

(4)
The amount in this column was calculated as the product of (a) 3,593 shares of restricted stock multiplied by (b) $27.83, the last sales price of our common stock, as reported by Nasdaq on February 28, 2008, the date before the shares were granted,

(5)
Represents automobile allowances paid in the amount of $18,000, $18,000, and $4,500 to Mr. Friedman for 2008, 2009 and 2010, respectively; and $18,000, and $12,000 to each of Messrs. Berman and Mr. Bennett respectively, for 2008, 2009 and 2010; amount also includes matching contributions made by us to the Named Officer’s 401(k) defined contribution plan in the amount of $15,500, $12,250 and nil, respectively, for 2008, 2009 and 2010 for Mr. Friedman, $11,200, $12,250, and nil, respectively, for Messrs. Berman and Bennett. See “Employee Pension Plan.”

The following table sets forth certain information regarding all equity-based compensation awards outstanding as of December 31, 2010 by the Named Officers:

Outstanding Equity Awards At Fiscal Year-end

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jack Friedman	—	—	—	—	—	—	—	—	—

Stephen G. Berman	—	—	—	—	—	120,000	$2,186,400	—	—

Joel M. Bennett	—	—	—	—	—	—	—	—	—

(1)	The product of (x) $18.22 (the closing sale price of the common stock on December 31, 2010) multiplied by (y) the number of unvested restricted shares outstanding.

The following table sets forth certain information regarding amount realized upon the vesting and exercise of any equity-based compensation awards during 2010 by the Named Officers:

Options Exercises And Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Jack Friedman	—	—	60,000	727,200

Stephen G. Berman	—	—	60,000	727,200

Joel M. Bennett	—	—	1,796	22,630

(1)	Represents the product of (x) the closing sale price of the common stock on the date of vesting multiplied by (y) the number of restricted shares vested.

Potential Payments upon Termination or Change in Control

The following tables describe potential payments and other benefits that would have been received by each Named Officer at, following or in connection with any termination, including, without limitation, resignation, severance, retirement or a constructive termination of such Named Officer, or a change in control of our Company or a change in such Named Officer’s responsibilities on December 31, 2010.  The potential payments listed below assume that there is no earned but unpaid base salary at December 31, 2010. Inasmuch as Mr. Friedman resigned, and terminated his employment agreement, as of March 31, 2010, and Mr. Bennett’s employment agreement has expired, there are no applicable disclosures for them.

Stephen G. Berman

	Upon Retirement	Quits For “Good Reason” (3)	Upon Death	Upon “Disability” (4)	Termination Without “Cause”	Termination For “Cause” (6)	Involuntary Termination In Connection with Change of Control(7)
Base Salary	$-	$5,575,000	$-	$-	$167,500	$-	$3,333,850	(7)
Restricted Stock - Performance-Based	-	-	-	-	-	-
Annual Cash Incentive Award (2)	-	-	-	-	-	-	-

(1) Assumes that if the Named Officer is terminated on December 31, 2009, they were employed through the end of the incentive period.

(2) Defined as (i) our violation or failure to perform or satisfy any material covenant, condition or obligation required to be performed or satisfied by us, or (ii) the material change in the nature, titles or scope of the duties, obligations, rights or powers of the Named Officer’s employment resulting from any action or failure to act by us.

(3) Defined as a Named Officer’s inability to perform his duties by reason of any disability or incapacity (due to any physical or mental injury, illness or defect) for an aggregate of 180 days in any consecutive 12-month period.

 (4) Defined as (i) the Named Officer’s conviction of, or entering a plea of guilty or nolo contendere (which plea is not withdrawn prior to its approval by the court) to, a felony offense and either the Named Officer’s failure to perfect an appeal of such conviction prior to the expiration of the maximum period of time within which, under applicable law or rules of court, such appeal may be perfected or, if he does perfect such an appeal, the sustaining of his conviction of a felony offense on appeal; or (ii) the determination by our Board of Directors, after due inquiry, based on convincing evidence, that the Named Officer has:

(A) committed fraud against, or embezzled or misappropriated funds or other assets of, our Company (or any subsidiary);

(B) violated, or caused our Company (or any subsidiary) or any of our officers, employees or other agents, or any other individual or entity to violate, any material law, rule, regulation or ordinance, or any material written policy, rule or directive of our Company or our Board of Directors;

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

(5) Section 280G of the Code disallows a company’s tax deduction for what are defined as “excess parachute payments” and Section 4999 of the Code imposes a 20% excise tax on any person who receives excess parachute payments.  As discussed above, Mr. Berman is entitled to certain payments upon termination of his employment, including termination following a change in control of our Company.  Under the terms of his employment agreement (see “ - Employment Agreements”), Mr. Berman is not entitled to any payments that would be an excess parachute payment, and such payments are to be reduced by the least amount necessary to avoid the excise tax.  Accordingly, our tax deduction would not be disallowed under Section 280G of the Code, and no excise tax would be imposed under Section 4999 of the Code.

(6) Any earned but unpaid salary and bonus, but no bonus for year of termination.

(7) Under the terms of Mr. Berman’s employment agreement (see “ - Employment Agreements”), if a change of control occurs, then he has the right to terminate his employment and receive a payment equal to 2.99 times his then current annual salary (which was $1,115,000 in 2010).

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

In February 2010 our board determined the terms for the minimum share holding requirements.  Pursuant to the new minimum share holding requirements, each director will be required to hold shares with a value equal to at least two times the average annual cash stipend paid to the director during the prior two calendar years.  In determining the value of a director’s share holdings, each option, whether or not in the money, will count as ½ share.  To illustrate:  if a director wishes to sell shares in 2011, he will have to hold shares with a market value of at least $120,000 prior to and following any sale of shares calculated as of the date of the sale, such $120,000 minimum calculated by taking the average cash stipend of $60,000 paid during the prior two years ($45,000 in 2009 and $75,000 in 2010) multiplied by two.

The following table sets forth the compensation we paid to our non-employee directors for our fiscal year ended December 31, 2010:

Director Compensation

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dan Almagor	2010	121,250	99,263	(1)	—	—	—	—	220,513
Marvin Ellin	2010	22,500	24,996	(2)	—	—	—	—	47,496
Robert Glick	2010	125,000	99,263	(1)	—	—	—	—	224,263
Michael Miller	2010	110,000	99,263	(1)	—	—	—	—	209,263
Murray Skala	2010	75,000	99,263	(1)	—	—	—	—	174,263

(1) The value of the shares was determined by taking the product of (a) 8,190 shares of restricted stock multiplied by (b) $12.12, the last sales price of our common stock on December 31, 2009, as reported by Nasdaq, the date prior to the date the shares were granted, all of which shares vested on January 1, 2011.

(2) The value of the shares was determined by taking the products of (a) 1,417 shares or restricted stock multiplied by (b) $17.64, the last sales price of our common stock on September 30, 2010, as reported by Nasdaq, the date prior to the date the shares were granted, all of which shares vested on January 1, 2011.

Employment Agreements and Termination of Employment Arrangements

In March 2003 we amended and restated our employment agreements with each of Messrs. Friedman and Berman and on July 17, 2007 entered into a new employment agreement with Joel Bennett.  Mr. Bennett’s agreement expired on December 31, 2009; Mr. Friedman resigned and terminated his agreement on March 31, 2010; and we entered into a new amended and restated agreement with Mr. Berman on November 11, 2010.

 Mr. Friedman’s amended and restated employment agreement, pursuant to which he served as our Chairman and Co-Chief Executive Officer until his retirement on April 1, 2010, provided for an annual base salary in 2010 of $1,115,000. Mr. Friedman’s agreement was scheduled to expire on December 31, 2010. His base salary was subject to annual increases determined by our Board of Directors, but in an amount not less than $25,000 per annum. For each fiscal year between 2007 through 2009, Mr. Friedman’s bonus depended on our achieving certain earnings per share growth targets, with such earnings per share growth targets to be determined annually by the Compensation Committee of our Board of Directors. Depending on the levels of earnings per share growth that we achieved in each fiscal year, Mr. Friedman received an annual bonus from 0% to up to 200% of his base salary. This bonus was paid in accordance with the terms and conditions of our 2002 Stock Award and Incentive Plan.  As a result of Mr. Friedman’s retirement on April 1, 2010, no bonus was paid to him in fiscal 2010. In addition, in consideration for modifying and replacing the pre-tax income formula provided in his prior employment agreement for determining his annual bonus, and for entering into the amended employment agreement, Mr. Friedman was granted the right to be issued an aggregate of 1,080,000 shares of restricted stock. The first tranche of restricted stock, totaling 240,000 shares, was granted at the time the agreement became effective, and 120,000 shares were granted on each of January 1, 2004, 2005, 2006, 2007, 2008 and 2009 (or 720,000 shares in the aggregate). In 2010, the last year of his employment, Mr. Friedman received 120,000 shares of restricted stock. The grant of these shares was in accordance with our 2002 Stock Award and Incentive Plan, and the vesting of each tranche of restricted stock was subject to our achieving pre-tax income in excess of $2,000,000 in the fiscal year that the grant is made. Each tranche of restricted stock granted or to be granted from January 1, 2004 through January 1, 2008 was subject to a two-year vesting period, which could be accelerated to one year if we achieved certain earnings per share growth targets. Each tranche of restricted stock to be granted thereafter through January 1, 2010,was subject to a one-year vesting period.  Following his death in May, 2010 the Board of Directors determined that the entire grant of 120,000 shares of restricted stock granted on January 1, 2010, should immediately vest. Finally, the agreement provided that Mr. Friedman, upon his retirement at or after age 67, would receive a single-life annuity retirement payment equal to $975,000 a year for a period of 10 years, or in the event of his death during such retirement period, his estate would receive a death benefit equal to the difference between $2,925,000 and any prior retirement benefits previously paid to him; provided, however, that Mr. Friedman must agree to serve as Chairman Emeritus of our Board of Directors, if requested to do so by such Board.  On February 26, 2010, our board approved the following with respect to Mr. Friedman’s retirement: (i) the Board waived the requirement under his employment agreement that we be given 60 days notice of his election to retire; (ii) in addition to serving as non-executive Chairman Emeritus as provided in his employment agreement, Mr. Friedman agreed to serve in the role of Chief Strategist to advise the Board and the Company on acquisitions and other strategy; (iii) Mr. Friedman agreed to waive any cash bonus for 2010 that he would otherwise have been entitled to under his employment agreement (he would have been entitled to receive a pro-rata portion of any cash bonus awarded under the provisions of Section 1(c) of the employment agreement); (iv)  Mr. Friedman will receive a car allowance during the period he receives the Retirement Benefit comparable to what he receives now; (v) we will provide Mr. Friedman with an office and use of a secretary part time; (vi) the 120,000 shares of restricted stock granted to him on January 1, 2010 will continue to vest on January 1, 2011 provided the $2 million Pre-Tax Income test required for vesting under Section 2.2 of the Restricted Stock Agreement is met.  Subsequently, our board determined to waive the vesting test for the 120,000 shares and accelerated their vesting.  Mr. Friedman retired effective April 1, 2010 and accepted the position of Chairman Emeritus.  Mr. Friedman passed away on May 3, 2010, and as a result of his death, his estate received the death benefit in the amount of $2,762,500 provided in his employment agreement as described above.

Mr. Berman’s amended and restated 2003 employment agreement, which was effective until November 11, 2010, at which time it was superseded by his second amended and restated employment agreement, pursuant to which he served as our Co-Chief Executive Officer, President and Chief Operating Officer through March 31, 2010 when he became the sole Chief Executive Officer, provided for an annual base salary in 2010 of $1,150,000. Mr. Berman’s 2003 agreement was set to expire on December 31, 2010. His base salary under the 2003 agreement was subject to annual increases determined by our Board of Directors, but in an amount not less than $25,000 per annum. For each fiscal year between 2007 through 2010, Mr. Berman’s bonus depended on our achieving certain earnings per share growth targets, with such earnings per share growth targets to be determined annually by the Compensation Committee of our Board of Directors. Depending on the levels of earnings per share growth that we achieve in each fiscal year, Mr. Berman would receive an annual bonus of from 0% to up to 200% of his base salary. This bonus was paid in accordance with the terms and conditions of our 2002 Stock Award and Incentive Plan. In addition, in consideration for modifying and replacing the pre-tax income formula provided in his prior employment agreement for determining his annual bonus, and for entering into the amended employment agreement, Mr. Berman was granted the right to be issued an aggregate of 1,080,000 shares of restricted stock. The first tranche of restricted stock, totaling 240,000 shares, was granted at the time the agreement became effective in 2003, and 120,000 shares were granted on each of January 1, 2004, 2005, 2006 and 2007 (or 480,000 shares in the aggregate). In each subsequent year of the employment agreement term, Mr. Berman received 120,000 shares of restricted stock. The grant of these shares was in accordance with our 2002 Stock Award and Incentive Plan, and the vesting of each tranche of restricted stock was subject to our achieving pre-tax income in excess of $2,000,000 in the fiscal year that the grant is made. Each tranche of restricted stock granted from January 1, 2004 through January 1, 2008 was subject to a two-year vesting period, which may be accelerated to one year if we achieved certain earnings per share growth targets. Each tranche of restricted stock to be granted thereafter through January 1, 2010, was subject to a one-year vesting period.

On November 11, 2010 we entered into a second amended and restated employment agreement with Stephen Berman, our President, Chief Executive Officer and Chief Operating Officer.  This agreement extended the term of the 2003 agreement to December 31, 2015 from its current termination date of December 31, 2010.  The new amended and restated agreement also provides, among other things, new provisions for (i) an annual salary of $1,140,000 in 2011 and annual increases thereafter at the discretion of the Board but no less than $25,000; (ii) an annual restricted stock award of $500,000 of our common stock commencing January 1, 2011, subject to vesting in equal installments through January 1, 2017, except that the vesting of each annual $500,000 award is conditioned on EPS (defined as our net income per share of our common stock, calculated on a fully diluted basis) for the fiscal year in which the shares are issued being equal to minimum EPS as follows:  $1.41 for 2011, $1.45 for 2012, $1.49 for 2013, $1.54 for 2014, and $1.59 for 2015. If the minimum EPS vesting condition for the first tranche is not met, then the $500,000 grant lapses, but if the vesting condition is satisfied for the first tranche of the $500,000 grant, then each subsequent tranche of the $500,000 grant will vest; (iii) an annual performance bonus as follows: (x) 2010 bonus (previously established in March 2010) remains unchanged except that 20% of the bonus will be paid in restricted stock which will vest in six equal annual installments of 14.5% of the number of shares, the first on the date in 2011 that the bonus is determined to have been earned, and a seventh and final installment of 13% of the shares on January 1, 2017, and (y) for years commencing January 1, 2011, an amount equal to up to 200% of base salary, to be paid in stock and cash (20-40% in stock, in the percentages set forth on Exhibit E to the agreement), bonus criteria using “Adjusted” EPS growth (as defined in the agreement) to be determined by our Compensation Committee in the first quarter of each fiscal year, except that Adjusted EPS criteria (but not vesting) for 2011 shall range from $1.37 - $1.78 as stated in Exhibit D to the agreement, and shares will vest in equal annual installments commencing with the date the Bonus for a fiscal year  is determined to have been earned and thereafter on January 1 in each subsequent year until the final installment on January 1, 2017, and (z) an additional bonus equal to 100% of base salary to be paid entirely in restricted stock; the criteria and vesting schedules to be determined by our Compensation Committee in the first fiscal quarter of each year, using criteria to be selected by such Committee which are in its discretion such as grown in net sales, return on invested capital, growth in free cash flow, total shareholder return (or any combination); (iv) restrictions on sale of our securities such that he cannot sell any shares of our common stock if his shares remaining after a sale are not equal to at least three times his then base salary; (v) life insurance in the amount of $1.5 million; (vi) severance if we terminate the agreement without cause (as defined in the agreement) or Mr. Berman terminates it for Good Reason (as defined in the agreement), in an amount equal to the base salary at termination date multiplied by the number of years and partial years remaining in the term; and (vii) restrictive covenants, change of control provisions and our ownership of certain intellectual property.

On July 17, 2007, we entered into a new employment agreement with Mr. Bennett that expired on December 31, 2009, pursuant to which he received (i) a base salary of $400,000 per year; (ii) an annual discretionary bonus of up to 50% of his annual base salary, determined by the Compensation Committee or the Board of Directors; (iii) a $1,000 per month car allowance; and (iv) a one-time grant of 15,000 shares of restricted stock, vesting over three years in equal annual installments of 5,000 shares on December 31, 2007, 2008 and 2009, provided he remains employed by us on each vesting date.  Mr. Bennett has been working since January 1, 2010 without a contract.  Mr. Bennett’s salary for 2010, as determined by our compensation committee was $420,000.  In February 2011, our board of directors awarded Mr. Bennett a $100,000 cash bonus.

The foregoing is only a summary of the material terms of our employment agreements with the Named Officers. For a complete description, copies of such agreements are annexed herein in their entirety as exhibits or are otherwise incorporated herein by reference.

Employee Benefits Plan

We sponsor for our U.S. employees (including the Named Officers), a defined contribution plan under Section 401(k) of the Internal Revenue Code.  The Plan provided that employees may defer up to 50% of their annual compensation subject to annual dollar limitations, and that we will make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation. Effective January 1, 2010, we suspended our matching contribution.  Our matching contributions, which vest immediately, totaled $1.2 million, $1.5 million and nil for 2008, 2009 and 2010, respectively.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of February 21, 2011 with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each Named Officer, and (4) all our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)(2)	Amount and Nature of Beneficial Ownership (s)(3)		Percent of Outstanding Shares(4)
Black Rock, Inc.	2,790,967	(5)	10.0
Dimensional Fund Advisors LP	2,337,198	(6)	8.4
FMR LLC	3,388,870	(7)	12.2
Dreman Value Management, L.L.C.	1,633,714	(8)	5.9
Stephen G. Berman	172,673	(9)	*
Joel M. Bennett	37,866		*
Dan Almagor	54,266	(10)	*
Marvin W. Ellin	6,713	(11)	*
Robert E. Glick	70,843	(12)	*
Michael G. Miller	67,822	(13)	*
Murray L. Skala	75,322	(14)	*
All directors and executive officers as a group (7 persons)	485,505	(15)	1.8%

______________
*	Less than 1% of our outstanding shares.

(1)	Unless otherwise indicated, such person’s address is c/o JAKKS Pacific, Inc., 22619 Pacific Coast Highway, Malibu, California 90265.

(2)
The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the Securities and Exchange Commission. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The percentage of our outstanding shares is calculated by including among the shares owned by such person any shares which such person or entity has the right to acquire within 60 days after February 27, 2011. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

(3)	Except as otherwise indicated, exercises sole voting power and sole investment power with respect to such shares.

(4)
Does not include any shares of common stock issuable upon the conversion of $100.0 million of our 4.50% convertible senior notes due 2014, initially convertible at the rate of 63.2091 shares of common stock per $1,000 principal amount at issuance of the notes (but subject to adjustment under certain circumstances as described in the notes).

(5)
The address of BlackRock, Inc. is 40 East 52nd Street, New York, NY 10022. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on January 10, 2011.

(6)
The address of Dimensional Fund Advisors LP (formerly known as Dimensional Fund Advisors, Inc.) is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on February 11, 2011.

(7)
The address of FMR LLC is 82 Devonshire Street, Boston, MA 02109. Possesses sole voting power with respect to only 595,731 of such shares and sole dispositive power with respect to all of such 3,388,870 shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on February 14, 2011.

(8)
The address of Dreman Value Management, L.L.C. is Harborside Financial Center, Plaza 10, Suite 800, Jersey City, NJ 07311. Possesses sole voting power with respect to 244,444 of such shares and shared voting power with respect to 24,025 of such shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed on February 14, 2011.

(9)
Includes 27,442 shares of common stock issued on January 1, 2011 pursuant to the terms of Mr. Berman’s January 1, 2003 Employment Agreement, which shares are further subject to the terms of our January 1, 2010 Restricted Stock Award Agreement with Mr. Berman (the “Berman Agreement”). The Berman Agreement provides that Mr. Berman will forfeit his rights to all 27,442 shares unless certain conditions precedent are met prior to January 1, 2012, including the condition that our Pre-Tax Income (as defined in the Berman Agreement) for 2011 exceeds $2,000,000, whereupon the forfeited shares will become authorized but unissued shares of our common stock.  Also includes 18,238 shares granted on February 11, 2011 representing the stock component of his 2010 performance bonus and 2,979 shares granted on February 11, 2011 representing the after-tax component of his 2010 discretionary bonus.  Also includes 60,000 shares granted on January 1, 2008, which vest on January 1, 2010, of which Mr. Berman is prohibited from selling, assigning, transferring, pledging or otherwise encumbering 10,000 shares until January 1, 2012, and the balance of 50,000 shares until December 20, 2011.

(10)
Includes 29,644 shares which Mr. Almagor may purchase upon the exercise of certain stock options and 24,622 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 5,296 shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2012.

(11)
Includes 6,713 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 5,296 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2012.

(12)
Includes 33,021 shares which Mr. Glick may purchase upon the exercise of certain stock options and 37,822 shares of Common Stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 5,296 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2012.

(13)
Includes 30,000 shares which Mr. Miller may purchase upon the exercise of certain stock options and 37,822 shares of Common Stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 5,296 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2012.

(14)
Includes 37,500 shares which Mr. Skala may purchase upon the exercise of certain stock options and 37,822 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 5,296 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2012.

(15)	Includes an aggregate of 130,165 shares which the directors and executive officers may purchase upon the exercise of certain stock options.

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a)	Transactions with Related Persons

One of our directors, Murray L. Skala, is a partner in the law firm of Feder Kaszovitz LLP, which has performed, and is expected to continue to perform, legal services for us. In 2010, we incurred approximately $2.7 million for legal fees and reimbursable expenses payable to that firm. As of December 31, 2009 and 2010, legal fees and reimbursable expenses of $1.2 million and $1.1 million, respectively, were payable to this law firm.

(b)	Review, Approval or Ratification of Transactions with Related Persons

Pursuant to our Ethical Code of Conduct (a copy of which may be found on our website, www.jakks.com), all of our employees are required to disclose to our General Counsel, the Board of directors or any committee established by the Board of Directors to receive such information, any material transaction or relationship that reasonably could be expected to give rise to actual or apparent conflicts of interest between any of them, personally, and us.  In addition, our Ethical Code of Conduct also directs all employees to avoid any self-interested transactions without full disclosure.  This policy, which applies to all of our employees, is reiterated in our Employee Handbook which states that a violation of this policy could be grounds for termination.  In approving or rejecting a proposed transaction, our General Counsel, Board of Directors or designated committee will consider the facts and circumstances available and deemed relevant, including but not limited to, the risks, costs, and benefits to us, the terms of the transactions, the availability of other sources for comparable services or products, and, if applicable, the impact on director independence.  Upon concluding their review, they will only approve those agreements that, in light of known circumstances, are in or are not inconsistent with, our best interests, as they determine in good faith

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

The following are the fees of BDO USA, LLP, our principal auditor, for the three years ended December 31, 2010, for services rendered in connection with the audit for those respective years (all of which have been pre-approved by the Audit Committee):

	2009	2010
Audit Fees	$1,266,000	$1,247,065
Audit Related Fees	$20,150	$11,164
Tax Fees	$—	$—
All Other Fees	$76,010	$—
	$1,362,160	$1,258,229

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements (included in Item 7):

●	Reports of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2009 and 2010

●	Consolidated Statements of Operations for the years ended December 31, 2008, 2009 and 2010

●	Consolidated Statements of Other Comprehensive Income (Loss) for the years ended December 31, 2008, 2009 and 2010

●	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2009 and 2010

●	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2009 and 2010

●	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules (included in Item 7):

●	Schedule II — Valuation and Qualifying Accounts

(3)	Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2.1	By-Laws of the Company (2)
3.2.2	Amendment to By-Laws of the Company (3)
10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.2.1	2008 Amendment to 2002 Stock Award and Incentive Plan (9)
10.3	Amended and Restated Employment Agreement between the Company and Jack Friedman, dated as of March 26, 2003 (10)
10.4	Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of March 26, 2003 (10)
10.5	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (11)
10.6	Form of Restricted Stock Agreement (10)
10.7	Employment Agreement between the Company and Joel M. Bennett, dated July 17, 2007 (12)
10.8	Second Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of November 11, 2010 (13)
14	Code of Ethics (14)
21	Subsidiaries of the Company (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Stephen G. Berman (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Joel Bennett (*)
32.1	Section 1350 Certification of Stephen G. Berman (*)
32.2	Section 1350 Certification of Joel Bennett (*)
______________

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.

(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.

(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.

(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.

(9)	Filed previously as an exhibit to the Company’s Schedule 14A Proxy Statement, filed August 20, 2008, and incorporated herein by reference.

(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, filed March 31, 2003, and incorporated herein by reference.

(11)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.

(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed July 17, 2007, and incorporated herein by reference.

(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 17, 2010, and incorporated herein by reference.

(14)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 4, 2011	JAKKS PACIFIC, INC.

	By:	/s/ STEPHEN G. BERMAN
Stephen G. Berman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEPHEN G. BERMAN
Stephen G. Berman	Director and Chief Executive Officer	March 4, 2011

/s/ JOEL M. BENNETT
Joel M. Bennett	Chief Financial Officer (Principal Financial Officer and	March 4, 2011
Principal Accounting Officer)
/s/ DAN ALMAGOR
Dan Almagor	Director	March 4, 2011
/s/ ROBERT E. GLICK
Robert E. Glick	Director	March 4, 2011
/s/ MICHAEL G. MILLER
Michael G. Miller	Director	March 4, 2011
/s/ MURRAY L. SKALA
Murray L. Skala	Director	March 4, 2011
/s/ MARVIN W. ELLIN
Marvin W. Ellin	Director	March 4, 2011

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2.1	By-Laws of the Company (2)
3.2.2	Amendment to By-Laws of the Company (3)
10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.2.1	2008 Amendment to 2002 Stock Award and Incentive Plan (9)
10.3	Amended and Restated Employment Agreement between the Company and Jack Friedman, dated as of March 26, 2003 (10)
10.4	Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of March 26, 2003 (10)
10.5	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (11)
10.6	Form of Restricted Stock Agreement (10)
10.7	Employment Agreement between the Company and Joel M. Bennett, dated July 17, 2007 (12)
10.8	Second Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of November 11, 2010 (13)
14	Code of Ethics (14)
21	Subsidiaries of the Company (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Stephen G. Berman (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Joel Bennett (*)
32.1	Section 1350 Certification of Stephen G. Berman (*)
32.2	Section 1350 Certification of Joel Bennett (*)

____________

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.

(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.

(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.

(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.

(9)	Filed previously as an exhibit to the Company’s Schedule 14A Proxy Statement, filed August 20, 2008 and incorporated herein by reference..

(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, filed March 31, 2003, and incorporated herein by reference.

(11)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.

(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed July 17, 2007, and incorporated herein by reference.

(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 17, 2010, and incorporated herein by reference.

(14)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.

(*)	Filed herewith.