Form 10-Q
period 2011-03-31
JAKKS PACIFIC INC
filed 2011-05-06
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the issuer’s common stock is 27,207,184 as of May 5, 2011.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
Quarter Ended March 31, 2011

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

Assets	December 31, 2010 (*)	March 31, 2011 (Unaudited)
Current assets
Cash and cash equivalents	$278,346	$274,467
Marketable securities	207	209
Accounts receivable, net of allowance for uncollectible accounts of $2,778 and $3,727, respectively	122,476	57,432
Inventory	43,230	45,158
Income tax receivable	19,052	19,043
Deferred income taxes	23,576	23,868
Prepaid expenses and other	25,275	31,243
Total current assets	512,162	451,420
Property and equipment
Office furniture and equipment	12,127	12,681
Molds and tooling	57,103	57,784
Leasehold improvements	6,920	6,935
Total	76,150	77,400
Less accumulated depreciation and amortization	59,204	59,247
Property and equipment, net	16,946	18,153
Deferred income taxes	58,848	58,865
Intangibles	23,437	22,434
Other long term assets	12,643	12,689
Investment in joint venture	74	1,814
Goodwill, net	6,988	6,988
Trademarks, net	2,308	2,308
Total assets	$633,406	$574,671
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$35,886	$22,031
Accrued expenses	54,476	33,056
Reserve for sales returns and allowances	28,378	17,982
Capital lease obligations	27	-
Income taxes payable	6,143	7,675
Total current liabilities	124,910	80,744
Convertible senior notes, net	89,458	90,140
Other liabilities	1,625	1,620
Income taxes payable	5,005	4,497
Total liabilities	220,998	177,001
Commitments and Contingencies
Stockholders’ equity
Preferred shares, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized 27,610,952 and 27,221,046 shares issued in 2010 and 2011, respectively; 27,319,624 and 27,221,046 shares outstanding, respectively	28	27
Additional paid-in capital	302,425	292,678
Treasury Stock at cost; 291,328 and nil shares in 2010 and 2011, respectively	(5,641)	—
Retained earnings	119,884	109,309
Accumulated other comprehensive loss	(4,288)	(4,344)
Total stockholders’ equity	412,408	397,670
Total liabilities and stockholders’ equity	$633,406	$574,671

(*) Derived from audited financial statements
See notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31, (Unaudited)
	2010	2011

Net sales	$77,345	$72,323
Cost of sales	52,112	48,052
Gross profit	25,233	24,271
Selling, general and administrative expenses	38,861	39,061
Loss from operations	(13,628)	(14,790)
Equity in net income of joint venture	-	9
Interest Income	57	105
Interest Expense, net of benefit	(1,197)	(2,040)
Loss before benefit for income taxes	(14,768)	(16,716)
Benefit for income taxes	(9,611)	(6,141)
Net Loss	$(5,157)	$(10,575)
Loss per share – basic	$(0.19)	$(0.39)
Loss per share – diluted	$(0.19)	$(0.39)

See notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31, (Unaudited)
	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,157)	$(10,575)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,586	3,884
Share-based compensation expense	1,180	848
Gain on disposal of property and equipment	(9)	(26)
Deferred income taxes	(2,729)	(309)
Changes in operating assets and liabilities:
Accounts receivable	70,694	65,044
Inventory	3,643	(1,928)
Prepaid expenses and other current assets	4,806	(6,228)
Investment in joint venture	6,727	(1,740)
Income tax receivable	(7,186)	9
Accounts payable	(16,497)	(10,313)
Accrued expenses	(21,324)	(21,420)
Income taxes payable	138	1,024
Reserve for sales returns and allowances	(14,930)	(10,396)
Other liabilities	117	(5)
Total adjustments	29,216	18,444
Net cash provided by operating activities	24,059	7,869
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,250)	(3,222)
Change in other assets	437	(26)
Proceeds from sale of property and equipment	—	26
Cash paid for net assets of business acquired	—	(3,542)
Net purchase of marketable securities	(2)	(2)
Net cash used in investing activities	(815)	(6,766)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrants exercised	—	1,135
Common stock surrendered	—	(1,041)
Common stock repurchased	—	(5,049)
Decrease in capital lease obligations	(82)	(27)
Net cash used in financing activities	(82)	(4,982)
Net increase (decrease) in cash and cash equivalents	23,162	(3,879)
Cash and cash equivalents, beginning of period	254,837	278,346
Cash and cash equivalents, end of period	$277,999	$274,467
Cash paid (received) during the period for:
Income taxes	$400	(7,043)
Interest	$3	$—

Non cash investing and financing activity:

In January and February 2011, an executive officer surrendered an aggregate of 57,096 shares of restricted stock at a value of $1.0 million to cover his income taxes due on the 2011 vesting of restricted shares granted to him in 2010 and 2011. This restricted stock was subsequently retired by the Company.

See Notes 8 and 9 for additional supplemental information to the condensed consolidated statements of cash flows.

See notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2011

Note 1 — Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with Management’s Discussion and Analysis of financial condition and results of operations and the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, which contains audited financial information for the three years in the period ended December 31, 2010.

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

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers

The Company is a worldwide producer and marketer of children’s toys and other consumer products, principally engaged in the design, development, production, marketing and distribution of its diverse portfolio. In the fourth quarter of 2010, the Company re-aligned its products into two new categories to better reflect the business. The Company’s reportable segments are Traditional Toys and Electronics, and Role Play, Novelty and Seasonal Toys, each of which includes worldwide sales.

The Traditional Toys and Electronics segment includes action figures, vehicles, playsets, plush products, dolls, accessories,  electronic products, construction toys, infant and pre-school toys, pet products and related products.

Role Play, Novelty and Seasonal Toys includes  role play and dress-up products, Halloween and everyday costume play, novelty toys, seasonal and outdoor products, and indoor and outdoor kid’s furniture.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers - (continued)

Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts as of December 31, 2010 and March 31, 2011 and for the three months ended March 31, 2010 and 2011 are as follows (in thousands):

	Three Months Ended March 31,
	2010	2011
Net Sales
Traditional Toys and Electronics	$38,650	$38,164
Role Play, Novelty and Seasonal Toys	38,695	34,159
	$77,345	$72,323

	Three Months Ended March 31,
	2010	2011
Operating Loss
Traditional Toys and Electronics	$(7,739)	$(8,356)
Role Play, Novelty and Seasonal Toys	(5,889)	(6,434)
	$(13,628)	$(14,790)

	Three Months Ended March 31,
	2010	2011
Depreciation and Amortization Expense
Traditional Toys and Electronics	$3,032	$2,971
Role Play, Novelty and Seasonal Toys	1,554	913
	$4,586	$3,884

	December 31,	March 31,
	2010	2011
Assets
Traditional Toys and Electronics	$252,107	$251,446
Role Play, Novelty and Seasonal Toys	381,299	323,225
	$633,406	$574,671

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers - (continued)

The following tables present information about the Company by geographic area as of December 31, 2010 and March 31, 2011 and for the three months ended March 31, 2010 and 2011 (in thousands):

	December 31, 2010	March 31, 2011
Long-lived Assets
United States	$16,023	$17,275
Hong Kong	923	878
	$16,946	$18,153

	Three Months Ended March 31,
	2010	2011
Net Sales by Geographic Area
United States	$64,475	$57,467
Europe	5,158	6,261
Canada	3,126	3,607
Hong Kong	1,443	841
Other	3,143	4,147
	$77,345	$72,323

Major Customers

Net sales to major customers for the three months ended March 31, 2010 and 2011 were as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2010		2011
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales

Wal-Mart	$19,398	25.1%	$19,476	26.9%
Target	9,827	12.7	9,377	13.0
Toys R Us	12,399	16.0	9,929	13.7
	$41,624	53.8%	$38,782	53.6%

No other customer accounted for more than 10% of the Company’s total net sales.

At December 31, 2010 and March 31, 2011, the Company’s three largest customers accounted for approximately 52.5% and 60.4%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and warehouse costs, is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	December 31, 2010	March 31, 2011

Raw materials	$1,448	$995
Finished goods	41,782	44,163
	$43,230	$45,158

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

The Company’s reserve for sales returns and allowances amounted to $28.4 million as of December 31, 2010, compared to $18.0 million as of March 31, 2011. This decrease was primarily due to certain customers taking their year-end allowances related to 2010 during 2011.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Convertible Senior Notes

In November 2009, the Company sold an aggregate of $100.0 million principal amount of 4.50% Convertible Senior Notes due 2014 (the “Notes”). The Notes, which are senior unsecured obligations of JAKKS, pay cash interest semi-annually at a rate of 4.50% per annum and will mature on November 1, 2014. The conversion rate will initially be 63.2091 shares of JAKKS common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment in certain circumstances. Prior to August 1, 2014, holders of the Notes may convert their Notes only upon specified events. Upon conversion, the Notes may be settled, at the Company’s election, in cash, shares of its common stock, or a combination of cash and shares of its common stock. Holders of the Notes may require the Company to repurchase for cash all or some of their Notes upon the occurrence of a fundamental change (as defined).

In accordance with ASC 470-20, “Debt with Conversion and Other Options,” the Company allocated $13.7 million of the $100.0 million principal amount of the Notes to the equity component, which represents a discount to the debt and is being amortized into interest expense through November 1, 2014.  Interest expense associated with the amortization of the equity component was $0.7 million and $0.7 million in the three months ended March 31, 2010 and 2011, respectively.

 Note 6 — Income Taxes

The Company’s income tax benefit of $6.1 million for the three months ended March 31, 2011 reflects an effective tax rate of 36.7%. Included in the tax benefit of $6.1 million is a tax benefit of $1.5 million related to a reduction in tax reserves resulting from closed statutes and an adjustment to record various outstanding state tax refunds. The Company’s tax benefit for the three months ended March 31, 2010 was $9.6 million and reflected an effective tax rate of 65.1%, including a discrete benefit of $4.9 million.  Absent the discrete tax benefit, the Company’s effective tax rate for the three months ended March 31, 2010 was 32.2%.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Loss Per Share

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2010			2011
	Loss	Weighted Average Shares	Per-Share	Loss	Weighted Average Shares	Per-Share

Loss per share – basic and diluted
Income available to common stockholders	$(5,157)	27,393	$(0.19)	$(10,575)	27,217	$(0.39)

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Loss Per Share (continued)

Basic loss per share has been computed using the weighted average number of common shares outstanding. Diluted loss per share has been computed using the weighted average number of common shares and common share equivalents outstanding (which consist of warrants, options and convertible debt to the extent they are dilutive). For the three months ended March 31, 2011, the convertible notes interest and related common share equivalent of 6,320,910, diluted options and unvested restricted stock grants outstanding of 254,690 were excluded from the diluted loss per share calculation because they were anti-dilutive. Potentially dilutive stock options of 388,555 and 49,947 for the three months ended March 31, 2010 and 2011, respectively, were excluded from the computation of diluted loss per share as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and to have included them would have been anti-dilutive. Potentially dilutive restricted stock of nil and 92,057 for the three months ended March 31, 2010 and 2011, respectively, were excluded from the computation of diluted loss per share as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such restricted stock and to have included them would have been anti-dilutive.

Note 8 — Common Stock and Preferred Stock

The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.

In January 2011, the Company issued 27,442 shares of restricted stock at a value of $0.5 million to an executive officer, which vest, subject to certain company financial performance criteria, over a six year period beginning in February 2012.  In addition, an aggregate of 26,480 shares of restricted stock was issued to its five non-employee directors, which vest in January 2012, at an aggregate value of approximately $0.5 million.  In February 2011, the Company issued an aggregate of 65,363 shares of restricted stock at a value of $1.2 million to certain employees including an executive officer, which vest over a three-year period beginning in December 2011.  In addition, the company issued 18,238 shares of restricted stock at a value of $0.3 million to an executive officer, which vest, subject to certain company financial performance criteria, over a six year period beginning in February 2011.  In March 2011, the Company cancelled an aggregate of 5,000 shares of restricted stock due to the termination of an employee and the refusal of a grant by a current employee.  During the first quarter of 2011, an executive officer surrendered an aggregate of 57,096 shares of restricted stock at a value of $1.0 million to cover income taxes on the 2011 vesting of his restricted shares.

In October 2010, the Company’s Board of Directors authorized it to repurchase up to $30.0 million of  its common stock. As of December 31, 2010, 291,328 shares at a value of $5.6 million were repurchased and held in Treasury, and during the first quarter of 2011, an additional 274,005 shares at a value of $5.1 million were repurchased. All such shares totaling 565,333 shares represented approximately 2.0% of the Company’s outstanding shares of common stock at the time of repurchase, and were retired by the Company during the first quarter of 2011. As of March 31, 2011, $19.3 million remained authorized and available for common stock repurchases. There is no expiration date for the authorized repurchases.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Business Combinations

The Company acquired the following entities to further enhance its existing product lines and to continue diversification into other toy categories and seasonal businesses:

In October 2008, the Company acquired substantially all of the assets of Tollytots Limited. The total initial consideration of $26.8 million consisted of $12.0 million in cash and the assumption of liabilities in the amount of $14.8 million, and resulted in goodwill of $4.1 million, of which $3.1 million has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $5.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. In the first two earn-out periods ended December 31, 2009 and 2010, nil and $1.7 million, respectively, of the earn-out was earned. Tollytots is a leading designer and producer of licensed baby dolls and baby doll pretend play accessories based on well-known brands, and was included in our results of operations from the date of acquisition.

In October 2008, the Company acquired all of the stock of Kids Only, Inc. and a related Hong Kong company, Kids Only Limited (collectively, “Kids Only”). The total initial consideration of $23.8 million consisted of $20.4 million in cash and the assumption of liabilities in the amount of $3.4 million, and resulted in goodwill of $13.2 million, of which $12.7 million has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $5.6 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. In the first two earn-out periods ended September 30, 2009 and 2010 the full earn-out amounts  of $1.9 million each were earned. Kids Only is a leading designer and producer of licensed indoor and outdoor kids’ furniture, and has an extensive portfolio which also includes baby dolls and accessories, room decor and a myriad of other children’s toy products, and was included in its results of operations from the date of acquisition.

During the period ended March 31, 2011, an aggregate of $3.6 million of earn-out was paid in connection with the Tollytots and Kids Only acquisitions.

Note 10 — Joint Ventures

The Company owned a fifty percent interest in a joint venture with THQ Inc. (“THQ”), which developed, published and distributed interactive entertainment software for the leading hardware game platforms in the home video game market. Pursuant to a Settlement Agreement and Mutual Release dated December 22, 2009, the joint venture was terminated on December 31, 2009 and THQ is obligated to pay the Company fixed payments in the aggregate amount of $20.0 million payable $6.0 million on each of June 30, 2010 (payment received in June 2010) and 2011 and $4.0 million on each of June 30, 2012 and 2013 which the Company will record as income on a cash basis when received.

The Company owns a fifty percent interest in a joint venture with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company. The joint venture was created to develop and produce a boys animated television show which it intends to license worldwide for television broadcast as well as consumer products. The joint venture has already licensed the right to the Company to develop and market toys based on the television program and certain other merchandising rights to third-parties. The Company is responsible for fifty percent of the operating expenses of the joint venture and for twenty-five percent of the production costs of the television show. The joint venture has approved the production of 52 episodes of the show for which the Company is responsible for an aggregate of $3.4 million.  Production has commenced on the first 26 episodes for which the Company has paid an aggregate amount of approximately $1.7 million  in the first quarter of 2011. The Company’s investment is being accounted for using the equity method.  For the quarter ended March 31, 2011, the Company recognized income of $8,954 from the joint venture.  Operations of the joint venture commenced in the fourth quarter of 2010.  Accordingly, there was no activity in the quarter ended March 31, 2010.

As of December 31, 2010 and March 31, 2011, the balance of the investment in the joint venture includes the following components (in thousands):

	December 31	March 31,
	2010	2011
Capital Contributions	$130	$1,861
Equity in cumulative net income/(loss)	(56)	(47)
Investment in joint venture, net	$74	$1,814

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 — Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2011 are as follows (in thousands):

	Traditional Toys and Electronics	Role Play, Novelty and Seasonal Toys	Total
Balance at beginning of the period	$2,445	$4,543	$6,988
Adjustments to goodwill during the period	—	—	—
Balance March 31, 2011	$2,445	$4,543	$6,988

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12 — Intangible Assets Other Than Goodwill

Intangible assets consist primarily of licenses, product lines, customer relationships, and trademarks. Amortized intangible assets are included in Intangibles, in the accompanying balance sheets. Trademarks are disclosed separately in the accompanying balance sheets.  Debt offering costs from the issuance of the Company’s convertible senior notes are included in the accompanying balance sheets.  Intangible assets and debt issuance costs are as follows (in thousands, except for weighted useful lives):

		December 31, 2010			March 31, 2011
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)

Amortized Intangible Assets:
Acquired order backlog	.50	$2,393	$(2,393)	$—	$2,393	$(2,393)	$—
Licenses	4.84	85,788	(65,435)	20,353	85,788	(66,345)	19,443
Product lines	3.62	19,100	(18,592)	508	19,100	(18,594)	506
Customer relationships	5.32	6,296	(3,902)	2,394	6,296	(3,961)	2,335
Non-compete/Employment contracts	3.84	3,133	(2,951)	182	3,133	(2,983)	150
Total amortized intangible assets		116,710	(93,273)	23,437	116,710	(94,276)	22,434
Deferred Costs:
Debt issuance costs	5.00	3,678	(856)	2,822	3,678	(1,040)	2,638
Unamortized Intangible Assets:
Trademarks	indefinite	2,308	—	2,308	2,308	—	2,308
		$122,696	$(94,129)	$28,567	$122,696	$(95,316)	$27,380

Amortization expense related to limited life intangible assets and debt offering costs was $1.5 million and $1.2 million for the three months ended March 31, 2010 and 2011, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Comprehensive Income (Loss)

The table below presents the components of the Company’s comprehensive loss for the three months ended March 31, 2010 and 2011 (in thousands):

	Three Months Ended March 31,
	2010	2011
Net loss	$(5,157)	$(10,575)
Other comprehensive income (loss):
Foreign currency translation adjustment	1	(56)
Comprehensive loss	$(5,156)	$(10,631)

Note 14— Litigation

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15 — Share-Based Payments

The Company’s 2002 Stock Award and Incentive Plan (the “Plan”) provides for the awarding of stock options and restricted stock to employees, officers and non-employee directors. The Plan is more fully described in Notes 14 and 16 to the Consolidated Financial Statements in the Company’s 2010 Annual Report on Form 10-K.

The following table summarizes the total share-based compensation expense and related tax benefits recognized for the three months ended March 31, 2010 and 2011 (in thousands):

	Three Months Ended March 31,
	2010	2011

Stock option compensation expense	$39	$—
Tax benefit related to stock option compensation	$14	$—
Restricted stock compensation expense	$1,141	$848
Tax benefit related to restricted stock compensation	$431	$333

Stock option activity pursuant to the Plan for three months ended March 31, 2011 is summarized as follows:

	Plan Stock Options (*)
	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2010	318,265	$19.23
Granted	—	$—
Exercised	—	$—
Cancelled	(22,500)	$11.56
Outstanding, March 31, 2011	295,765	$19.81

* The stock option activity excludes 100,000 shares underlying fully vested warrants issued in 2003 with an exercise price of $11.35 per share, which were exercised in full on March 10, 2011. There are no warrants outstanding as of March 31, 2011.

Restricted stock award activity pursuant to the Plan for the three months ended March 31, 2011 is summarized as follows:

	Restricted Stock Awards
	Number of Shares	Weighted Average Exercise Price

Outstanding, December 31, 2010	324,635	$14.99
Awarded	137,523	$18.29
Released	(165,011)	$12.27
Forfeited	(3,950)	$18.24
Outstanding, March 31, 2011	293,197	$18.03

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and Notes thereto which appear elsewhere herein.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements and supplementary information were prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Inherent in the application of many of these accounting policies is the need for management to make estimates and judgments in the determination of certain revenues, expenses, assets and liabilities. As such, materially different financial results can occur as circumstances change and additional information becomes known. The policies with the greatest potential effect on our results of operations and financial position include:

Allowance for Doubtful Accounts. Our allowance for doubtful accounts is based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging, customer disputes and the collectability of specific customer accounts. If there was a deterioration of a major customer’s creditworthiness, or actual defaults were higher than our historical experience, our estimates of the recoverability of amounts due to us could be overstated, which could have an adverse impact on our operating results. The allowance for doubtful accounts is also affected by the time at which uncollectible accounts receivable balances are actually written off.

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

Revenue Recognition. Our revenue recognition policy is to recognize revenue when persuasive evidence of an arrangement exists, title transfer has occurred (product shipment), the price is fixed or readily determinable, and collectability is probable. Sales are recorded net of sales returns and discounts, which are estimated at the time of shipment based upon historical data. We routinely enter into arrangements with our customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Accruals for these programs are recorded as sales adjustments that reduce gross revenue in the period the related revenue is recognized.

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

Goodwill and Intangible assets amounted to $31.7 million as of March 31, 2011, and $32.7 million as of December 31, 2010.

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

Discrete Items for Income Taxes. A discrete tax benefit of $1.5 million was recognized during the three months ended March 31, 2011 related to a reduction in tax reserves resulting from closed statutes and an adjustment to record various outstanding state tax refunds.  In three months ended March 31, 2010, the company recognized a discrete tax benefit of $4.9 million related to a reduction in tax reserves resulting from the effective settlement of tax audits of the Company’s 2003 through 2006 income tax returns.

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

 We accrue a tax reserve for additional income taxes, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based on management’s assessment of all relevant information, and is periodically reviewed and adjusted as circumstances warrant. As of March 31, 2011, our income tax reserves are approximately $4.5 million and relate to the potential income tax audit adjustments, primarily in the areas of fixed asset depreciation in Hong Kong and ongoing state audits.  As of December 31, 2010, our income tax reserves are approximately $5.0 million and relate to the potential income tax audit adjustments, primarily in the areas of income allocation, foreign depreciation allowances and state taxes.

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

Recent Developments

In December  2009, we entered into a Settlement Agreement and Mutual Release pursuant to which our joint venture with THQ was terminated as of December 31, 2009 and we will receive fixed payments in the aggregate amount of $20.0 million from THQ payable $6.0 million on each of June 30, 2010 (payment received in June 2010) and 2011 and $4.0 million on each of June 30, 2012 and 2013 which we will record as income on a cash basis over the term.

In October 2010, the Company’s Board of Directors authorized it to repurchase up to $30.0 million of  its common stock. As of December 31, 2010, 291,328 shares at a value of $5.6 million were repurchased and held in Treasury, and during the first quarter of 2011, an additional 274,005 shares at a value of $5.1 million were repurchased. All such shares totaling 565,333 shares represented approximately 2.0% of the Company’s outstanding shares of common stock at the time of repurchase, and were retired by the Company during the first quarter of 2011. As of March 31, 2011, $19.3 million remained authorized and available for common stock repurchases. There is no expiration date for the authorized repurchases.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended March 31,
	2010	2011

Net sales	100.0%	100.0%
Cost of sales	67.4	66.4
Gross profit	32.6	33.6
Selling, general and administrative expenses	50.2	54.0
Loss from operations	(17.6)	(20.4)
Profit from joint venture
Interest income	0.1	0.1
Interest expense, net of benefit	(1.5)	(2.8)
Loss before benefit for income taxes	(19.0)	(23.1)
Benefit for income taxes	(12.4)	(8.5)
Net Loss	(6.6)%	(14.6)%

The following unaudited table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Three Months Ended March 31,
	2010	2011

Net Sales
Traditional Toys and Electronics	$38,650	$38,164
Role Play, Novelty and Seasonal Toys	38,695	34,159
	77,345	72,323
Cost of Sales
Traditional Toys and Electronics	24,973	28,605
Role Play, Novelty and Seasonal Toys	27,139	19,447

	52,112	48,052
Gross Profit
Traditional Toys and Electronics	13,677	9,559
Role Play, Novelty and Seasonal Toys	11,556	14,712
	$25,233	$24,271

Comparison of the Three Months Ended March 31, 2011 and 2010

Net Sales

Traditional Toys and Electronics. Net sales of our Traditional Toys and Electronics segment were $38.2 million in the three months ended March 31, 2011, compared to $38.7 million in the prior year period, representing a decrease of $0.5 million, or 1.3%. The decrease in net sales was primarily due to lower unit sales of our In My Pocket & Friends toys, UFC action figures, and JAKKS™ dolls based on Disney Fairies®, Cabbage Patch Kids® dolls, and Graco® dolls and accessories.  This was offset in part by increases in unit sales of some products, including Pokémon®, large baby dolls and accessories based on Disney Princess® characters, and Pirates of the Caribbean® dolls and accessories.

Role Play, Novelty and Seasonal Toys. Net sales of our Role Play, Novelty and Seasonal Toys were $34.2 million in the three months ended March 31, 2011, compared to $38.7 million in the prior year period, representing a decrease of $4.5 million, or 11.6%. The decrease in net sales was primarily due to decreases in unit sales of our role play and dress up items based on Disney Fairies® and Barbie®, offset in part by increases in unit sales of Halloween costumes and accessories.

Cost of Sales

Traditional Toys and Electronics. Cost of sales of our Traditional Toys and Electronics segment was $28.6 million, or 74.9% of related net sales, for the three months ended March 31, 2011, compared to $25.0 million, or 64.6% of related net sales, in the prior year period, representing an increase of $3.6 million, or 14.4%. The increase in cost of sales as a percentage of net sales is primarily due to a change in the product mix and higher royalty costs partially offset by lower depreciation of molds and tooling.

Role Play, Novelty and Seasonal Toys. Cost of sales of our Role Play, Novelty and Seasonal Toys segment was $19.4 million, or 56.7% of related net sales, in 2011, compared to $27.1 million, or 70.0% of related net sales, in the prior year period, representing a decrease of $7.7 million, or 28.4%. Product costs as a percentage of net sales decreased primarily due to the mix of the product and lower royalty expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $39.1 million in the three months ended March 31, 2011 and $38.9 million in the prior year period, constituting 54.0% and 50.2% of net sales, respectively. Selling, general and administrative expenses increased $0.2 million from the prior year period primarily due to an increase of product development costs ($1.0 million), offset in part by a decrease in bonus and salary expense ($0.8 million).  Selling, general and administrative expenses have increased as a percentage of sales due to the lower sales volume and certain non-variable expenses.

Other Expense

Our equity in the net income/(loss) from our animation joint venture is charged to other expense. Operations of the joint venture commenced in the fourth quarter of 2010. Accordingly, there was no activity in the first quarter of 2010.

Interest Income

 Interest income in the three months ended March 31, 2011 was $0.1 million, comparable to $0.1 million in the three months ended March 31, 2010.

Interest Expense

Interest expense was $2.0 million in the three months ended March 31, 2011, as compared to $1.2 million in the prior period. In the three months ended March 31, 2011, we booked interest expense of $1.9 million related to our convertible senior notes payable, and net interest expense of $0.1 million related to uncertain tax positions taken or expected to be taken in a tax return. In the three months ended March 31, 2010, we booked interest expense of $2.2 million related to our convertible senior notes payable, offset in part by a net benefit of $1.0 million related to uncertain tax positions taken or expected to be taken in a tax return and net interest expense of $0.1 million related to uncertain tax positions taken or expected to be taken in a tax return.

Provision for Income Taxes

Our income tax benefit, which includes federal, state and foreign income taxes, and discrete items, was $6.1 million, or an effective tax rate of 36.7% for the three months ended March 31, 2011. During the comparable period in 2010, the income tax expense was $9.6 million, or an effective tax provision rate of 65.1%.

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

Liquidity and Capital Resources

As of March 31, 2011, we had working capital of $370.7 million, compared to $387.3 million as of December 31, 2010. The decrease was primarily attributable to seasonally accounts receivable balances offset partially by lower accrued expenses and accounts payable balances.

Operating activities provided net cash of $7.9 million in the first three months of 2011, as compared to  $24.1 million in the prior year period. Net cash was provided primarily from receipt of payments for outstanding receivables. Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 71 days as of March 31, 2011, an increase from 69 days as of March 31, 2010. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of March 31, 2011, we had cash and cash equivalents of $274.5 million.

Our investing activities used net cash of $6.8 million in the three months ended March 31, 2011, as compared to $0.8 million in the prior year period, consisting primarily of cash paid for the purchase of office furniture and equipment and molds and tooling of $3.2 million used in the manufacture of our products, the Kids Only earn-out of $1.9 million, and the Tollytots earn-out of $1.7 million. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 14% payable on net sales of such products. As of March 31, 2011, these agreements required future aggregate minimum guarantees of $94.1 million, exclusive of $39.9 million in advances already paid. Of this $94.1 million future minimum guarantee, $49.7 million is due over the next twelve months.

Our financing activities used net cash of $5.0 million in 2011, consisting of cash paid for the repurchase of our common stock.

In October 2008, we acquired substantially all of the assets of Tollytots Limited. The total initial consideration of $26.8 million consisted of $12.0 million in cash and the assumption of liabilities in the amount of $14.8 million, and resulted in goodwill of $4.1 million, of which $3.1 million has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. In the first two earn-out periods ended December 31, 2009 and 2010, nil and $1.7 million, respectively, of the earn-out was earned. Tollytots is a leading designer and producer of licensed baby dolls and baby doll pretend play accessories based on well-known brands, and was included in our results of operations from the date of acquisition.

In October 2008, we acquired all of the stock of Kids Only, Inc. and a related Hong Kong company, Kids Only Limited (collectively, “Kids Only”). The total initial consideration of $23.8 million consisted of $20.4 million in cash and the assumption of liabilities in the amount of $3.4 million, and resulted in goodwill of $13.2 million, of which $12.7 million has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.6 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. In the first two earn-out periods ended September 30, 2009 and 2010 the full earn-out amounts of $1.9 million each were earned. Kids Only is a leading designer and producer of licensed indoor and outdoor kids’ furniture, and has an extensive portfolio which also includes baby dolls and accessories, room decor and a myriad of other children’s toy products, and was included in our results of operations from the date of acquisition.

During the period ended March 31, 2011, an aggregate of $3.6 million of earn-out was paid in connection with the Tollytots and Kids Only acquisitions.

In November 2009, we sold an aggregate principal amount of $100.0 million of 4.50% Convertible Senior Notes due 2014 (the “Notes”). The Notes, which are senior unsecured obligations of JAKKS,  pay interest semi-annually at a rate of 4.50% per annum and  mature on November 1, 2014. The conversion rate will initially be 63.2091 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment in certain circumstances. Prior to August 1, 2014, holders of the Notes may convert their Notes only upon specified events. Upon conversion, the Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Holders of the Notes may require us to repurchase for cash all or some of their Notes upon the occurrence of a fundamental change (as defined in the Notes).

We believe that our cash flows from operations and cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. We intend to finance our long-term liquidity requirements out of net cash provided by operations and net cash and cash equivalents. As of March 31, 2011, we do not have any off-balance sheet arrangements.

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

Interest Rate Risk

In November 2009, we issued convertible senior notes payable of $100.0 million principal amount with a fixed interest rate of 4.50% per annum, which remain outstanding as of March 31, 2011. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

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

We have experienced rapid growth in our product lines resulting in higher net sales over the last nine years, which was achieved through acquisitions of businesses, products and licenses. For example, revenues associated with companies we acquired since 2008 were approximately $207.0 million and $15.5 million, for the year ended December 31, 2010 and the three months ended March 31, 2011, respectively, representing 27.7% and 21.4% of our total revenues for those periods. As a result, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

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

Our growth strategy depends in part upon our ability to acquire companies and new product lines. Revenues associated with our acquisitions since 2008 represented approximately 27.7% and 21.4% of our total revenues for the year ended December 31, 2010 and the three months ended March 31, 2011, respectively. Future acquisitions will succeed only if we can effectively assess characteristics of potential target companies and product lines, such as:

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

Our three largest customers accounted for 53.6% and 53.4% of our net sales for the three months ended March 31, 2011 and the year ended December 31, 2010, respectively. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory also could adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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

We sell products and operate facilities in numerous countries outside the United States. For the three months ended March 31, 2011 and the year ended December 31, 2010 sales to our international customers comprised approximately 20.5% and 15.2%, respectively, of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers located principally in China which are subject to the risks normally associated with international operations, including:

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

We may not have the funds necessary to purchase our outstanding convertible senior notes upon a fundamental change , as required by the indenture governing the notes.

Our $100.0 million principal amount of 4.50% convertible senior notes mature on November 1, 2014. Holders of these  notes may require us to purchase all or some of their notes for cash upon the occurrence of certain fundamental changes in our board composition or ownership structure, if we liquidate or dissolve under certain circumstances or if our common stock ceases being quoted on an established over-the-counter trading market in the United States. If we do not have, or have access to, sufficient funds to repurchase the notes, then we could be forced into bankruptcy. In fact, we expect that we would require third-party financing, but we cannot assure you that we would be able to obtain that financing on favorable terms or at all.

We have a history of making acquisitions which resulted in material amounts of goodwill. Any future acquisitions may also result in material amounts of goodwill which, if it becomes impaired, would result in a reduction in our net income.

Goodwill is the amount by which the cost of an acquisition exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill no longer be amortized but instead be periodically evaluated for impairment based on the fair value of the reporting unit. On June 30, 2009, we recognized an impairment of our goodwill, for a non-cash charge to income of $407.1 million. Goodwill currently on our books and any goodwill associated with future acquisitions are subject to the same impairment risk.

Item 6. Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2.1	By-Laws of the Company(2)
3.2.2	Amendment to By-Laws of the Company(3)
4.3	Indenture, dated November 10, 2009, by and between the Registrant and Wells Fargo Bank, N.A. (4)
4.4	Form of 4.50% Senior Convertible Note (4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(5)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(5)
32.1	Section 1350 Certification of Chief Executive Officer(5)
32.2	Section 1350 Certification of Chief Financial Officer(5)

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on November 10, 2009, and incorporated herein by reference.

(5)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: May 6, 2011	By:	/s/ JOEL M. BENNETT
Joel M. Bennett
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2.1	By-Laws of the Company(2)
3.2.2	Amendment to By-Laws of the Company(3)
4.3	Indenture, dated November 10, 2009, by and between the Registrant and Wells Fargo Bank, N.A. (4)
4.4	Form of 4.50% Senior Convertible Note (4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(5)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(5)
32.1	Section 1350 Certification of Chief Executive Officer(5)
32.2	Section 1350 Certification of Chief Financial Officer(5)

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on November 10, 2009, and incorporated herein by reference.

(5)	Filed herewith.