Form 10-Q
period 2011-06-30
JAKKS PACIFIC INC
filed 2011-08-01
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the issuer’s common stock is 27,198,671 as of July 29, 2011.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
Quarter Ended June 30, 2011

ITEMS IN FORM 10-Q

		Page

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets - December 31, 2010 and June 30, 2011 (unaudited)	3
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2011 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2011 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Reserved
Item 5.	Other Information	None
Item 6.	Exhibits	36

Signatures		37
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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

Assets	December 31, 2010 (*)	June 30, 2011 (Unaudited)
Current assets
Cash and cash equivalents	$278,346	$246,846
Marketable securities	207	210
Accounts receivable, net of allowance for uncollectible accounts of $2,778 and $3,314, respectively	122,476	109,327
Inventory	43,230	55,257
Income tax receivable	19,052	18,871
Deferred income taxes	23,576	23,882
Prepaid expenses and other	25,275	34,109
Total current assets	512,162	488,502
Property and equipment
Office furniture and equipment	12,127	12,306
Molds and tooling	57,103	60,373
Leasehold improvements	6,920	6,483
Total	76,150	79,162
Less accumulated depreciation and amortization	59,204	58,506
Property and equipment, net	16,946	20,656
Deferred income taxes	58,848	58,856
Intangibles	23,437	20,231
Other long term assets	12,643	15,505
Investment in joint venture	74	1,846
Goodwill, net	6,988	6,988
Trademarks, net	2,308	2,308
Total assets	$633,406	$614,892
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$35,886	$51,537
Accrued expenses	54,476	37,853
Reserve for sales returns and allowances	28,378	16,888
Capital lease obligations	27	-
Income taxes payable	6,143	9,382
Total current liabilities	124,910	115,660
Convertible senior notes, net	89,458	90,823
Other liabilities	1,625	1,579
Income taxes payable	5,005	4,497
Total liabilities	220,998	212,559
Commitments and Contingencies
Stockholders’ equity
Preferred shares, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 27,610,952 and 27,198,671 shares issued respectively; 27,319,624 and
27,198,671shares outstanding, respectively	28	27
Additional paid-in capital	302,425	293,082
Treasury Stock at cost; 291,328 and nil shares, respectively	(5,641)	-
Retained earnings	119,884	113,549
Accumulated other comprehensive loss	(4,288)	(4,325)
Total stockholders’ equity	412,408	402,333
Total liabilities and stockholders’ equity	$633,406	$614,892

(*) Derived from audited financial statements
See notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2010	2011	2010	2011

Net sales	$123,255	$131,930	$200,600	$204,253
Cost of sales	80,026	86,838	132,138	134,890
Gross profit	43,229	45,092	68,462	69,363
Selling, general and administrative expenses	41,955	43,094	80,816	82,155
Income (Loss) from operations	1,274	1,998	(12,354)	(12,792)
Profit from video game joint venture	6,000	6,000	6,000	6,000
Equity in net income (loss) of joint venture	–	(8)	–	1
Interest income	95	122	152	227
Interest expense, net of benefit	(3,007)	(2,025)	(4,204)	(4,065)
Income (Loss) before provision (benefit) for income taxes	4,362	6,087	(10,406)	(10,629)
Provision (Benefit) for income taxes	1,387	1,847	(8,224)	(4,294)
Net income (loss)	2,975	4,240	(2,182)	(6,335)
Income (Loss) per share – basic	$0.11	$0.16	$(0.08)	$(0.23)
Income (Loss) per share – diluted	$0.11	$0.16	$(0.08)	$(0.23)

See notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30, (Unaudited)
	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,182)	$(6,335)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	10,792	9,819
Share-based compensation expense	2,090	1,118
Loss (gain) on disposal of property and equipment	(35)	17
Deferred income taxes	(6,130)	(314)
Writedown of deferred offering cost	495	—
Changes in operating assets and liabilities:
Accounts receivable	27,074	13,149
Inventory	(12,927)	(12,027)
Prepaid expenses and other current assets	(1,648)	(12,177)
Investment in joint venture	6,727	(1,772)
Income tax receivable	12,443	181
Accounts payable	16,271	19,193
Accrued expenses	(16,322)	(16,623)
Income taxes payable	502	2,731
Reserve for sales returns and allowances	(13,511)	(11,490)
Other liabilities	375	(46)
Total adjustments	26,196	(8,241)
Net cash provided (used) by operating activities	24,014	(14,576)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,570)	(8,633)
Change in other assets	(1,348)	76
Proceeds from sale of property and equipment	67	26
Cash paid for net assets of business acquired	(1,875)	(3,542)
Net purchase of marketable securities	(2)	(3)
Net cash used in investing activities	(9,728)	(12,076)
CASH FLOWS FROM FINANCING ACTIVITIES
Retirement of convertible notes	(20,257)	—
Proceeds from stock options exercised	—	134
Proceeds from warrants exercised	—	1,135
Common stock surrendered	—	(1,041)
Common stock repurchased	—	(5,049)
Decrease in capital lease obligations	(114)	(27)
Net cash used in financing activities	(20,371)	(4,848)
Net decrease in cash and cash equivalents	(6,085)	(31,500)
Cash and cash equivalents, beginning of period	254,837	278,346
Cash and cash equivalents, end of period	$248,752	$246,846
Cash paid (received) during the period for:
Income taxes	$678	$(6,784)
Interest	$2,630	$2,250

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
June 30, 2011

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

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers

The Company is a worldwide producer and marketer of children’s toys and other consumer products, principally engaged in the design, development, production, marketing and distribution of its diverse portfolio. In the fourth quarter of 2010, the Company re-aligned its products into two new categories to better reflect the operation of the business. The Company’s reportable segments are Traditional Toys and Electronics, and Role Play, Novelty and Seasonal Toys, each of which includes worldwide sales.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers - (continued)

Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts as of December 31, 2010 and June 30, 2011 and for the three and six months ended June 30, 2010 and 2011 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011

Net Sales
Traditional Toys and Electronics	$63,512	$67,733	$102,162	$105,897
Role Play, Novelty and Seasonal Toys	59,743	64,197	98,438	98,356
	$123,255	$131,930	$200,600	$204,253

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011

Operating Income (Loss)
Traditional Toys and Electronics	$504	$1,231	$(7,235)	$(7,125)
Role Play, Novelty and Seasonal Toys	770	767	(5,119)	(5,667)
	$1,274	$1,998	$(12,354)	$(12,792)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011

Depreciation and Amortization Expense
Traditional Toys and Electronics	$4,322	$3,932	$7,354	$6,904
Role Play, Novelty and Seasonal Toys	1,884	2,003	3,438	2,915
	$6,206	$5,935	$10,792	$9,819

	December 31,	June 30,
	2010	2011
Assets
Traditional Toys and Electronics	$252,107	$255,821
Role Play, Novelty and Seasonal Toys	381,299	359,071
	$633,406	$614,892

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers - (continued)

The following tables present information about the Company by geographic area as of December 31, 2010 and June 30, 2011 and for the three and six months ended June 30, 2010 and 2011 (in thousands):

	December 31, 2010	June 30, 2011
Long-lived Assets
United States	$16,023	$19,767
Hong Kong	923	889
	$16,946	$20,656

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Net Sales by Geographic Area
United States	$104,445	$109,766	$168,920	$167,233
Europe	6,895	8,551	12,053	14,812
Canada	4,062	3,240	7,189	6,847
Hong Kong	1,569	631	3,012	1,472
Other	6,284	9,742	9,426	13,889
	$123,255	$131,930	$200,600	$204,253

Major Customers

Net sales to major customers for the three and six months ended June 30, 2010 and 2011 were as follows (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2011		2010		2011
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales

Wal-Mart	$25,840	21.0%	$20,154	15.3%	$45,238	22.5%	$39,630	19.4%
Toys ‘R’ Us	11,192	9.1	11,669	8.8	21,018	10.5	21,046	10.3
Target	23,881	19.3	28,203	21.4	36,281	18.1	38,132	18.7
	$60,913	49.4%	$60,026	45.5%	$102,537	51.1%	$98,808	48.4%

No other customer accounted for more than 10% of the Company’s total net sales.

At December 31, 2010 and June 30, 2011, the Company’s three largest customers accounted for approximately 52.5% and 47.3%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and warehouse costs, is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	December 31, 2010	June 30, 2011

Raw materials	$3,340	$8,369
Finished goods	39,890	46,888
	$43,230	$55,257

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

The Company’s reserve for sales returns and allowances amounted to $28.4 million as of December 31, 2010, compared to $16.9 million as of June 30, 2011. This decrease was primarily due to certain customers taking their year-end allowances related to 2010 during 2011.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Convertible Senior Notes

In November 2009, the Company sold an aggregate of $100.0 million principal amount of 4.50% Convertible Senior Notes due 2014 (the “Notes”). The Notes, which are senior unsecured obligations of the Company, pay cash interest semi-annually at a rate of 4.50% per annum and will mature on November 1, 2014. The conversion rate  is 63.2091 shares of JAKKS common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment in certain circumstances. Prior to August 1, 2014, holders of the Notes may convert their Notes only upon specified events. Upon conversion, the Notes may be settled, at the Company’s election, in cash, shares of its common stock, or a combination of cash and shares of its common stock. Holders of the Notes may require the Company to repurchase for cash all or some of their Notes upon the occurrence of a fundamental change (as defined).

In accordance with ASC 470-20, “Debt with Conversion and Other Options,” the Company allocated $13.7 million of the $100.0 million principal amount of the Notes to the equity component, which represents a discount to the debt and is being amortized to interest expense through November 1, 2014.  Interest expense associated with the amortization of the equity component was $0.7 million and $0.7 million in the three months ended June 30, 2010 and 2011, respectively, and $1.4 million and $1.4 million for the six months ended June 30, 2010 and 2011, respectively.

 Note 6 — Income Taxes

The Company's income tax expense of $1.8 million for the three months ended June 30, 2011 reflects an effective tax rate of 30.3%. The Company's income tax expense for the three months ended June 30, 2010 was $1.4 million and reflects an effective tax rate of 32.2%.

The Company’s income tax benefit of $4.3 million for the six months ended June 30, 2011 reflects an effective tax benefit rate of 40.4%. Included in the tax benefit of $4.3 million is a tax benefit of $1.5 million related to a reduction in tax reserves resulting from closed statutes and an adjustment to record various outstanding state tax refunds.  The Company’s income tax benefit for the six months ended June 30, 2010 was $8.2 million and reflects an effective tax benefit of 79.0%, including a discrete benefit of $4.9 million. Absent this discrete tax benefit, the Company’s effective tax rate for the six months ended June 30, 2010 was 31.7%.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Earnings/(Loss) Per Share

The following table is a reconciliation of the weighted average shares used in the computation of earnings and loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,
	2010			2011
	Income	Weighted Average Shares	Per-Share	Income	Weighted Average Shares	Per-Share

Earnings per share – basic
Income available to common stockholders	$2,975	27,382	$0.11	$4,240	26,947	$0.16
Effect of dilutive securities:

Options and warrants	-	28		-	20
Unvested restricted stock grants	-	262		-	129
Earnings per share – diluted
Income available to common stockholders plus assumed exercises and conversion	$2,975	27,672	$0.11	$4,240	27,096	$0.16

	Six Months Ended June 30,
	2010			2011
	Income/(Loss)	Weighted Average Shares	Per-Share	Income/(Loss)	Weighted Average Shares	Per-Share

Loss per share - basic
Income available to common stockholders	$(2,182)	27,388	$(0.08)	$(6,335)	27,095	$(0.23)
					-

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Earnings/(Loss)Per Share (continued)

Basic loss per share has been computed using the weighted average number of common shares outstanding. Diluted loss per share has been computed using the weighted average number of common shares and common share equivalents outstanding (which consist of warrants, options and convertible debt to the extent they are dilutive). For the three and six months ended June 30, 2011, the convertible notes interest and related common share equivalent of 6,320,910, diluted options and unvested restricted stock grants outstanding of 259,572 and 243,389 respectively were excluded from the diluted loss per share calculation because they were anti-dilutive. Potentially dilutive stock options of 319,852 and 20,118 for the three months ended June 30, 2010 and 2011, respectively, were excluded from the computation of diluted loss per share as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and to have included them would have been anti-dilutive. Potentially dilutive stock options of 342,145 and 33,107 for the six months ended June 30, 2010 and 2011, respectively, were excluded from the computation of diluted loss per share as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and to have included them would have been anti-dilutive. Potentially dilutive unvested restricted stock of nil and 128,745 for the three months ended June 30, 2010 and 2011, respectively, and 207,253 and 105,564 for the six months ended June 30, 2010 and 2011, respectively, were excluded from the computation of diluted loss per share as  to have included them would have been anti-dilutive.

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

In April 2011, the Company issued 5,500 shares of common stock on the exercise of options at a value of $73,480.  Also, in April 2011, the Company cancelled an aggregate of 19,362 shares of restricted stock due to the termination of two employees.  In May 2011, the Company issued 4,500 shares of common stock on the exercise of options at a value of $60,120.  In June 2011, the Company cancelled 13,013 shares of restricted stock due to the termination of an employee.

In October 2010, the Company’s Board of Directors authorized it to repurchase up to $30.0 million of  its common stock. As of December 31, 2010, 291,328 shares at a value of $5.6 million were repurchased and held in Treasury, and during the first quarter of 2011, an additional 274,005 shares at a value of $5.1 million were repurchased. All such shares totaling 565,333 shares represented approximately 2.0% of the Company’s outstanding shares of common stock at the time of repurchase, and were retired by the Company during the first quarter of 2011. As of June 30, 2011, $19.3 million remained authorized and available for common stock repurchases. There is no expiration date for the authorized repurchases.

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

During the first quarter of, 2011, an aggregate of $3.6 million of earn-out was paid in connection with the Tollytots and Kids Only acquisitions.

Note 10 — Joint Ventures

The Company owned a fifty percent interest in a joint venture with THQ Inc. (“THQ”), which developed, published and distributed interactive entertainment software for the leading hardware game platforms in the home video game market. Pursuant to a Settlement Agreement and Mutual Release dated December 22, 2009, the joint venture was terminated on December 31, 2009 and THQ is obligated to pay the Company fixed payments in the aggregate amount of $20.0 million payable $6.0 million on each of June 30, 2010 (payment received in June 2010) and 2011 (payment received in June 2011) and $4.0 million on each of June 30, 2012 and 2013 which the Company will record as income on a cash basis when received.

The Company owns a fifty percent interest in a joint venture with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company. The joint venture was created to develop and produce a boys animated television show which it intends to license worldwide for television broadcast as well as consumer products. The joint venture has already licensed the right to the Company to develop and market toys based on the television program and certain other merchandising rights to third-parties. The Company is responsible for fifty percent of the operating expenses of the joint venture and for twenty-five percent of the production costs of the television show. The joint venture has approved the production of 52 episodes of the show for which the Company is responsible for an aggregate of $3.4 million.  Production has commenced on the first 26 episodes for which the Company has paid an aggregate amount of approximately $1.7 million in 2011. The Company’s investment is being accounted for using the equity method.  For the three and six months ended June 30, 2011, the Company recognized a loss of $8,035 and income of $919, respectively, from the joint venture.  Operations of the joint venture commenced in the fourth quarter of 2010.  Accordingly, there was no activity in the three and six months ended June 30, 2010.

As of December 31, 2010 and June, 2011, the balance of the investment in the joint venture includes the following components (in thousands):

	December 31,	June 30,
	2010	2011
Capital Contributions	$130	$1,901
Equity in cumulative net income/(loss)	(56)	(55)
Investment in joint venture, net	$74	$1,846

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 — Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2011 are as follows (in thousands):

	Traditional Toys and Electronics	Role Play, Novelty and Seasonal Toys	Total
Balance at beginning of the period	$2,445	$4,543	$6,988
Adjustments to goodwill during the period	—	—	—
Balance, June 30, 2011	$2,445	$4,543	$6,988

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

		December 31, 2010			June 30, 2011
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)

Amortized Intangible Assets:
Acquired order backlog	.50	$2,393	$(2,393)	$—	$2,393	$(2,393)	$—
Licenses	4.84	85,788	(65,435)	20,353	85,788	(68,234)	17,554
Product lines	3.62	19,100	(18,592)	508	19,100	(18,637)	463
Customer relationships	5.32	6,296	(3,902)	2,394	6,296	(4,199)	2,097
Non-compete/Employment contracts	3.84	3,133	(2,951)	182	3,133	(3,016)	117
Total amortized intangible assets		116,710	(93,273)	23,437	116,710	(96,479)	20,231
Deferred Costs:
Debt issuance costs	5.00	3,678	(856)	2,822	3,678	(1,224)	2,454
Unamortized Intangible Assets:
Trademarks	indefinite	2,308	—	2,308	2,308		2,308
		$122,696	$(94,129)	$28,567	$122,696	$(97,703)	$24,993

Amortization expense related to limited life intangible assets and debt offering costs was $2.5 million and $2.4 million for the three  months ended June 30, 2010 and 2011, respectively, and $4.0 million and $3.6 million for the six months ended June 30, 2010 and 2011, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Comprehensive Income /(Loss)

The table below presents the components of the Company’s comprehensive loss for the three and six months ended June 30, 2010 and 2011 (in thousands):

	Three Months Ended June 30,		Six months Ended June 30,
	2010	2011	2010	2011
Net Income/Loss	$2,975	$4,240	$(2,182)	$(6,335)
Other comprehensive income (loss):
Foreign currency translation adjustment	(32)	19	(32)	(37)
Comprehensive income/( loss)	$2,943	$4,259	$(2,214)	$(6,372)

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

The following table summarizes the total share-based compensation expense and related tax benefits recognized for the three and six months ended June 30, 2010 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Stock option compensation expense	$(262)	$—	$(223)	$—
Tax benefit related to stock option compensation	$(96)	$—	$(82)	$—
Restricted stock compensation expense	$1,172	$270	$2,313	$1,118
Tax benefit related to restricted stock compensation	$441	$92	$872	$413

Stock option activity pursuant to the Plan for six months ended June 30, 2011 is summarized as follows:

	Plan Stock Options (*)
	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2010	318,265	$19.23
Granted	—	$—
Exercised	(10,000)	$13.36
Cancelled	(118,100)	$20.02
Outstanding, June 30, 2011	190,165	$19.04

* The stock option activity excludes 100,000 shares underlying fully vested warrants issued in 2003 with an exercise price of $11.35 per share, which were exercised in full on March 10, 2011. There are no warrants outstanding as of June 30, 2011.

Restricted stock award activity pursuant to the Plan for the six months ended June 30, 2011 is summarized as follows:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Price

Outstanding, December 31, 2010	324,635	$14.99
Awarded	137,523	$18.29
Released	(166,261)	$12.36
Forfeited	(35,875)	$18.34
Outstanding, June 30, 2011	260,022	$17.96

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

Goodwill and Intangible assets amounted to $29.5 million as of June 30, 2011, and $32.7 million as of December 31, 2010.

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

Discrete Items for Income Taxes. A discrete tax benefit of $1.5 million was recognized during the six months ended June 30, 2011 related to a reduction in tax reserves resulting from closed statutes and an adjustment to record various outstanding state tax refunds.  In the six months ended June 30, 2010, the company recognized a discrete tax benefit of $4.9 million related to a reduction in tax reserves resulting from the effective settlement of tax audits of the Company’s 2003 through 2006 income tax returns.

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

 We accrue a tax reserve for additional income taxes, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based on management’s assessment of all relevant information, and is periodically reviewed and adjusted as circumstances warrant. As of June 30, 2011, our income tax reserves are approximately $4.5 million and relate to the potential income tax audit adjustments, primarily in the areas of fixed asset depreciation in Hong Kong and ongoing state audits.

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

Recent Developments

In December 2009, we entered into a Settlement Agreement and Mutual Release pursuant to which our joint venture with THQ was terminated as of December 31, 2009 and we will receive fixed payments in the aggregate amount of $20.0 million from THQ payable $6.0 million on each of June 30, 2010 (payment received in June 2010) and 2011 (payment received in June 2011) and $4.0 million on each of June 30, 2012 and 2013 which we will record as income on a cash basis over the term.

In October 2010, the Company’s Board of Directors authorized it to repurchase up to $30.0 million of its common stock. As of December 31, 2010, 291,328 shares at a value of $5.6 million were repurchased and held in Treasury, and during the first quarter of 2011, an additional 274,005 shares at a value of $5.1 million were repurchased. All such shares totaling 565,333 shares represented approximately 2.0% of the Company’s outstanding shares of common stock at the time of repurchase, and were retired by the Company during the first quarter of 2011. As of June 30, 2011, $19.3 million remained authorized and available for common stock repurchases. There is no expiration date for the authorized repurchases.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.9	65.8	65.9	66.0
Gross profit	35.1	34.2	34.1	34.0
Selling, general and administrative expenses	34.0	32.7	40.3	40.2
Income (Loss) from operations	1.1	1.5	(6.2)	(6.2)
Profit from video game joint venture	4.9	4.5	3.0	2.9
Interest income	0.1	0.1	0.1	0.1
Interest expense, net of benefit	(2.4)	(1.5)	(2.1)	(2.0)
Income (Loss) before Provision (benefit) for income taxes	3.7	4.6	(5.2)	(5.2)
Provision (Benefit) for income taxes	1.1	1.4	(4.1)	(2.1)
Net Income (Loss)	2.6%	3.2%	(1.1)%	(3.1)%

The following unaudited table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011

Net Sales
Traditional Toys and Electronics	$63,512	$67,733	$102,162	$105,897
Role Play, Novelty and Seasonal Toys	59,743	64,197	98,438	98,356
	123,255	131,930	200,600	204,253
Cost of Sales
Traditional Toys and Electronics	41,145	43,113	66,118	71,718
Role Play, Novelty and Seasonal Toys	38,881	43,725	66,020	63,172
	80,026	86,838	132,138	134,890
Gross Profit
Traditional Toys and Electronics	22,367	24,620	36,044	34,179
Role Play, Novelty and Seasonal Toys	20,862	20,472	32,418	35,184
	$43,229	$45,092	$68,462	$69,363

Comparison of the Three Months Ended June 30, 2011 and 2010

Net Sales

Traditional Toys and Electronics. Net sales of our Traditional Toys and Electronics segment were $67.7 million in the three months ended June 30, 2011, compared to $63.5 million in the prior year period, representing an increase of $4.2 million, or 6.6%. The increase in net sales was primarily due to higher unit sales of our Cabbage Patch Kids® dolls, Pokémon® action figures and accessories, large baby dolls and accessories based on Disney Princess® characters, Pirates of the Caribbean® action figures and accessories, and Smurfs® plush and play sets. This was offset in part by decreases in unit sales of some products, including UFC action figures, and dolls based on Disney Fairies®, and Fancy Nancy® dolls and accessories.

Role Play, Novelty and Seasonal Toys. Net sales of our Role Play, Novelty and Seasonal Toys were $64.2 million in the three months ended June 30, 2011, compared to $59.7 million in the prior year period, representing an increase of $4.5 million, or 7.5%. The increase in net sales was primarily due to increases in unit sales of our Halloween costumes and accessories, offset in part by decreases in unit sales of our role play and dress up items based on Disney Fairies® and Barbie®.

Cost of Sales

Traditional Toys and Electronics. Cost of sales of our Traditional Toys and Electronics segment was $43.1 million, or 63.7% of related net sales, for the three months ended June 30, 2011, compared to $41.1 million, or 64.7% of related net sales, in the prior year period, representing an increase of $2.0 million, or 4.9%. The dollar increase in cost of sales consists of $1.5 million increase of product cost, which is in line with the higher volume of sales.  Royalty expense increased by $0.6 million and as a percentage of sales due to changes in product mix from products with lower royalty rates or proprietary brands with no royalty rates to products with higher royalty rates.  Our depreciation of molds and tools in the segment are comparable year over year.

Role Play, Novelty and Seasonal Toys. Cost of sales of our Role Play, Novelty and Seasonal Toys segment was $43.7 million, or 68.1% of related net sales, in 2011, compared to $38.9 million, or 65.2% of related net sales, in the prior year period representing an increase of $4.8 million, or 12.3%. Product costs increased by $2.7 million which is in line with the higher volume of sales and is comparable as a percentage of net sales year over year.  Royalty expense increased by $2.0 million and increased as a percentage of sales due to changes in product mix from products with lower royalty rates or proprietary brands with no royalty rates to products with higher royalty rates.  Our depreciation of molds and tools in the segment are comparable year over year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $43.1 million in the three months ended June 30, 2011 and $42.0 million in the prior year period, constituting 32.7% and 34.0% of net sales, respectively. Selling, general and administrative expenses increased $1.1 million from the prior year period primarily due to an increase of advertising and promotional expenses ($2.8 million), product development costs ($1.0 million), offset in part by a decrease in bonus and salary expense ($2.3 million) and commission expenses ($0.5 million).  Selling, general and administrative expenses have decreased as a percentage of sales due to the higher sales volume and lower certain non-variable expenses

Profit from Video Game Joint Venture

       Pursuant to a Settlement Agreement and Mutual Release dated December 22, 2009, the video game joint venture was terminated on December 31, 2009.  In each of June, 2010 and 2011, we received a fixed payment from THQ in the amount of $6.0 million, which was recognized as income during the respective quarter.  Additionally, we will receive future payments in the amount of $4.0 million on each of June 30, 2012 and 2013 which we will record as income on a cash basis over the term.

Other Expense

Our equity in the net income/(loss) from our animation joint venture is charged to other expense. Operations of the joint venture commenced in the fourth quarter of 2010. Accordingly, there was no activity in the three months ended June 30, 2010.  There was nominal activity in the three months ended June 30, 2011.

Interest Income

 Interest income in the three months ended June 30, 2011 was $0.1 million, comparable to $0.1 million in the three months ended June 30, 2010.

Interest Expense

Interest expense was $2.0 million in the three months ended June 30, 2011, as compared to $3.0 million in the prior period. In the three months ended June 30, 2011, interest expense of $2.0 million related to our convertible senior notes payable was comprised of coupon interest of $1.1 million and amortization of equity component and debt issuance costs of $0.9 million.  In the three months ended June 30, 2010, interest expense of $2.7 million related to our convertible senior notes payable was comprised of coupon interest of $1.1 million and amortization of equity component and debt issuance costs of $1.6 million, which included amortization of debt issuance costs of $ 0.7 million related to the remainder of our 2023 notes redeemed in 2010, and net interest expense of $0.3 million related to uncertain tax positions taken or expected to be taken in a tax return.

Provision for Income Taxes

Our income tax benefit, which includes federal, state and foreign income taxes, and discrete items, was $1.8 million, or an effective tax rate of 30.3% for the three months ended June 30, 2011. During the comparable period in 2010, the income tax expense was $1.4 million, or an effective tax provision rate of 32.2%.

Comparison of the Six Months Ended June 30, 2011 and 2010

Net Sales

Traditional Toys and Electronics. Net sales of our Traditional Toys and Electronics segment were $105.9 million in the six months ended June 30, 2011, compared to $102.2 million in the prior year period, representing a increase of $3.7 million, or 3.6%. The increase in net sales was primarily due to higher unit sales of our Pokémon® action figures and play sets, large baby dolls and accessories based on Disney Princess® characters, and Pirates of the Caribbean® action figures and accessories, and Cabbage Patch Kids® dolls.  This was offset in part by lower unit sales of our In My Pocket & Friends toys, UFC action figures, dolls based on Disney Fairies®, and electronics based on the Spy Net™ and Ultimotion™ brands.

Role Play, Novelty and Seasonal Toys. Net sales of our Role Play, Novelty and Seasonal Toys were $98.4 million in the six months ended June 30, 2011, which is comparable to $98.4 million in the prior year period.  Net sales are flat year over year, however, there was an increase in unit sales of our Halloween costumes and accessories, offset by decreases in our role play and dress up items based on Disney Fairies® and Barbie®.

Cost of Sales

Traditional Toys and Electronics. Cost of sales of our Traditional Toys and Electronics segment was $71.7 million, or 67.7% of related net sales, for the six months ended June 30, 2011, compared to $66.1 million, or 64.7% of related net sales, in the prior year period, representing an increase of $5.6 million, or 8.5%.   The dollar increase consists of an increase of product costs of $2.6 million, which is in line with the higher volume of sales. Royalty expense increased by $3.4 million and increased as a percentage of sales due to changes in product mix from products with lower royalty rates or proprietary brands with no royalty rates to products with higher royalty rates.  Our depreciation of molds and tools decreased by $0.4 million primarily due to decreased purchases in molds and tools.

Role Play, Novelty and Seasonal Toys. Cost of sales of our Role Play, Novelty and Seasonal Toys segment was $63.2 million, or 64.2% of related net sales, in 2011, compared to $66.0 million, or 67.1% of related net sales, in the prior year period, representing a decrease of $2.8 million, or 4.2%. The dollar decrease consists of decrease in product costs of $1.1 million which is primarily due to a change in product mix.  Royalty expense decreased by $1.9 million and decreased as a percentage of sales due to changes in product mix from products with higher royalty rates to products with lower royalty rates or proprietary brands with no royalty rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $82.2 million in the six months ended June 30, 2011 and $80.8 million in the prior year period, constituting 40.2% and 40.3% of net sales, respectively. Selling, general and administrative expenses increased $1.4 million from the prior year period primarily due to increases of product development costs ($1.9 million), M&A legal and financial advising fees and expense ($1.2 million) and advertising and promotional expense ($1.6 million) offset in part by a decrease in bonus and salary expense ($3.1 million) and rent expense ($0.2 million).  Selling, general and administrative expenses are comparable year over year as a percentage of sales.

Profit from Video Game Joint Venture

Pursuant to a Settlement Agreement and Mutual Release dated December 22, 2009, the video game joint venture was terminated on December 31, 2009.  In each of June 2010 and 2011, we received a fixed payment from THQ in the amount of $6.0 million, which was recognized as income during the respective quarter.  Additionally, we will receive future payments in the amount of $4.0 million on each of June 30, 2012 and 2013 which we will record as income on a cash basis over the term

Other Expense

Our equity in the net income/(loss) from our animation joint venture is charged to other expense. Operations of the joint venture commenced in the fourth quarter of 2010. Accordingly, there was no activity in the six months ended June 20, 2010. There was nominal activity in the six months ended June 30, 2011.

Interest Income

Interest income in the six months ended June 30, 2011 was $0.2 million, comparable to $0.2 million in the six months ended June 30, 2010.

Interest Expense

Interest expense was $4.1 million in the six months ended June 30, 2011, as compared to $4.2 million in the prior period. In the six months ended June 30, 2011, interest expense of $4.0 million related to our convertible senior notes payable was comprised of coupon interest of $2.2 million and amortization of equity component and debt issuance costs of $1.8 million, and net interest expense of $0.1 million related to uncertain tax positions taken or expected to be taken in a tax return. In the six months ended June 30, 2010, interest expense of $4.9 million related to our convertible senior notes payable was comprised of coupon interest of $2.2 million and amortization of equity component and debt issuance costs of $2.7 million, which included amortization of debt issuance costs of $0.9 million related to the remainder of our 2023 notes redeemed in 2010, offset in part by a net benefit of $0.8 million related to uncertain tax positions taken or expected to be taken in a tax return.

Provision for Income Taxes

Our income tax benefit, which includes federal, state and foreign income taxes, and discrete items, was $4.3 million, or an effective tax benefit rate of 40.4% for the six months ended June 30, 2011. During the comparable period in 2010, the income tax benefit was $8.2 million, or an effective tax provision rate of 79.0%.

The income tax benefit for the six months ended June 30, 2010 included a discrete benefit of $4.9 million related to a reduction in tax reserves resulting from the effective settlement of tax audits of the Company’s 2003 through 2006 income tax returns (see Note 6 of the Notes to Condensed Consolidated Financial Statements, supra.). Exclusive of the discrete items, the June 30, 2010 effective tax provision rate would be 31.7%.

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

Liquidity and Capital Resources

As of June 30, 2011, we had working capital of $372.8 million, compared to $387.3 million as of December 31, 2010. The decrease was primarily attributable to a decrease in cash balances offset partially by lower accrued expenses and accounts payable balances.

Operating activities used net cash of $14.6 million in the first six months of 2011, as compared to providing net cash of   $24.0 million in the prior year period. Net cash was used primarily for the purchase of inventory and prepaid expenses. Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 75 days as of June 30, 2011, a decrease from 76 days as of June 30, 2010. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of June 30, 2011, we had cash and cash equivalents of $246.8 million.

Our investing activities used net cash of $12.1 million in the six months ended June 30, 2011, as compared to $9.7 million in the prior year period, consisting primarily of cash paid for the purchase of office furniture and equipment and molds and tooling of $8.6 million used in the manufacture of our products, the Kids Only earn-out of $1.9 million, and the Tollytots earn-out of $1.7 million. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 14% payable on net sales of such products. As of June 30, 2011, these agreements required future aggregate minimum guarantees of $101.2 million, exclusive of $48.1 million in advances already paid. Of this $101.2 million future minimum guarantee, $51.9 million is due over the next twelve months.

Our financing activities used net cash of $4.8 million in the six months ended June 30, 2011, as compared to $ 20.3 million in the prior year period, consisting primarily of cash paid for the repurchase of our common stock.

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

During the first quarter of 2011, an aggregate of $3.6 million of earn-out was paid in connection with the Tollytots and Kids Only acquisitions.

In November 2009, we sold an aggregate principal amount of $100.0 million of 4.50% Convertible Senior Notes due 2014 (the “Notes”). The Notes, which are senior unsecured obligations the Company,  pay interest semi-annually at a rate of 4.50% per annum and  mature on November 1, 2014. The conversion rate will initially be 63.2091 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment in certain circumstances. Prior to August 1, 2014, holders of the Notes may convert their Notes only upon specified events. Upon conversion, the Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Holders of the Notes may require us to repurchase for cash all or some of their Notes upon the occurrence of a fundamental change (as defined in the Notes).

We believe that our cash flows from operations and cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. We intend to finance our long-term liquidity requirements out of net cash provided by operations and net cash and cash equivalents. As of June 30, 2011, we do not have any off-balance sheet arrangements.

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

Interest Rate Risk

In November 2009, we issued convertible senior notes payable of $100.0 million principal amount with a fixed interest rate of 4.50% per annum, which remain outstanding as of June 30, 2011. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

Foreign Currency Risk

We have wholly-owned subsidiaries in Hong Kong, China, Canada, Spain, France and the United Kingdom. Sales made by the Hong Kong subsidiaries are denominated in U.S. dollars. However, purchases of inventory are typically denominated in Hong Kong dollars and local operating expenses are denominated in the local currency of the subsidiary, thereby creating exposure to changes in exchange rates. Changes in the local currency/U.S. dollar exchange rates may positively or negatively affect our operating results. We do not believe that near-term changes in these exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Hong Kong dollar or Chinese Yuan relative to the U.S. dollar. Our subsidiaries in the United Kingdom, Spain and France have limited operations and, therefore, we have a nominal currency translation risk at this time.

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

We have experienced rapid growth in our product lines resulting in higher net sales over the last nine years, which was achieved through acquisitions of businesses, products and licenses. For example, revenues associated with companies we acquired since 2008 were approximately $207.0 million and $62.1 million, for the year ended December 31, 2010 and the six months ended June 30, 2011, respectively, representing 27.7% and 30.4% of our total revenues for those periods. As a result, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

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

Our growth strategy depends in part upon our ability to acquire companies and new product lines. Revenues associated with our acquisitions since 2008 represented approximately 27.7% and 30.4% of our total revenues for the year ended December 31, 2010 and the six months ended June 30, 2011, respectively. Future acquisitions will succeed only if we can effectively assess characteristics of potential target companies and product lines, such as:

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

Our three largest customers accounted for 48.4% and 53.4% of our net sales for the six months ended June 30, 2011 and the year ended December 31, 2010, respectively. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory also could adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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

We sell products and operate facilities in numerous countries outside the United States. For the six months ended June 30, 2011 and the year ended December 31, 2010 sales to our international customers comprised approximately 18.1% and 15.2%, respectively, of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers located principally in China which are subject to the risks normally associated with international operations, including:

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

Goodwill is the amount by which the cost of an acquisition exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill not be amortized but instead be periodically evaluated for impairment based on the fair value of the reporting unit. In the second quarter of 2009, we recognized an impairment of our goodwill, for a non-cash charge to income of $407.1 million. Goodwill currently on our books and any goodwill associated with future acquisitions are subject to the same impairment risk.

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

JAKKS PACIFIC, INC.

Date: August 1, 2011	By:	/s/ JOEL M. BENNETT
Joel M. Bennett
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2.1	By-Laws of the Company(2)
3.2.2	Amendment to By-Laws of the Company(3)
4.3	Indenture, dated November 10, 2009, by and between the Registrant and Wells Fargo Bank, N.A. (4)
4.4	Form of 4.50% Senior Convertible Note (4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(5)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(5)
32.1	Section 1350 Certification of Chief Executive Officer(5)
32.2	Section 1350 Certification of Chief Financial Officer(5)

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-2048-LA), effective May 1, 1996, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-22583), effective May 1, 1997, and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on November 10, 2009, and incorporated herein by reference.

(5)	Filed herewith.