Form 10-Q
period 2011-09-30
JAKKS PACIFIC INC
filed 2011-11-09
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the issuer’s common stock is 25,980,731 as of November 8, 2011.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
Quarter Ended September 30, 2011

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

Assets	December 31, 2010 (*)	September 30, 2011 (Unaudited)
Current assets
Cash and cash equivalents	$278,346	$232,244
Marketable securities	207	212
Accounts receivable, net of allowance for uncollectible accounts of $2,778 and $3,323, respectively	122,476	239,680
Inventory	43,230	55,836
Income tax receivable	19,052	23,963
Deferred income taxes	23,576	16,475
Prepaid expenses and other	25,275	27,063
Total current assets	512,162	595,473
Property and equipment
Office furniture and equipment	12,127	12,484
Molds and tooling	57,103	62,866
Leasehold improvements	6,920	6,773
Total	76,150	82,123
Less accumulated depreciation and amortization	59,204	64,543
Property and equipment, net	16,946	17,580
Deferred income taxes	58,848	58,839
Intangibles	23,437	16,364
Other long term assets	12,643	8,239
Investment in joint venture	74	1,820
Goodwill, net	6,988	6,988
Trademarks, net	2,308	2,308
Total assets	$633,406	$707,611
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$35,886	$85,352
Accrued expenses	54,476	60,641
Reserve for sales returns and allowances	28,378	26,398
Capital lease obligations	27	—
Income taxes payable	6,143	21,716
Total current liabilities	124,910	194,107
Convertible senior notes, net	89,458	91,505
Other liabilities	1,625	1,571
Income taxes payable	5,005	4,712
Total liabilities	220,998	291,895
Commitments and Contingencies
Stockholders’ equity
Preferred shares, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 27,610,952 and 25,969,274 shares issued, respectively; 27,319,624 and 25,969,274 shares outstanding, respectively	28	26
Additional paid-in capital	302,425	274,066
Treasury Stock at cost; 291,328 and nil shares, respectively	(5,641)	—
Retained earnings	119,884	145,783
Accumulated other comprehensive loss	(4,288)	(4,159)
Total stockholders’ equity	412,408	415,716
Total liabilities and stockholders’ equity	$633,406	$707,611

(*) Derived from audited financial statements
See notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2010	2011	2010	2011

Net sales	$348,677	$332,419	$549,277	$536,672
Cost of sales	237,720	226,749	369,858	361,639
Gross profit	110,957	105,670	179,419	175,033
Selling, general and administrative expenses	59,378	55,602	140,194	137,757
Income from operations	51,579	50,068	39,225	37,276
Profit from video game joint venture	—	—	6,000	6,000
Equity in net loss of joint venture	—	(26)	—	(25)
Interest income	99	102	251	329
Interest expense, net	(1,547)	(2,063)	(5,751)	(6,128)
Income before provision for income taxes	50,131	48,081	39,725	37,452
Provision for income taxes	9,771	13,256	1,547	8,962
Net income	$40,360	$34,825	$38,178	$28,490
Income per share – basic	$1.47	$1.32	$1.39	$1.06
Income per share – diluted	$1.23	$1.10	$1.22	$0.97

See notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30, (Unaudited)
	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$38,178	$28,490
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	22,809	20,614
Share-based compensation expense	3,616	1,547
Loss (gain) on disposal of property and equipment	(35)	18
Deferred income taxes	(25,651)	7,110
Write-down of deferred offering costs	495	—
Equity in net loss of joint venture	—	25
Changes in operating assets and liabilities:
Accounts receivable	(157,440)	(117,204)
Inventory	(26,002)	(12,606)
Prepaid expenses and other current assets	7,302	1,934
Receivable from joint venture	6,727	—
Income tax receivable	35,015	(4,911)
Accounts payable	82,181	53,008
Accrued expenses	9,870	6,165
Income taxes payable	4,570	15,280
Reserve for sales returns and allowances	(3,961)	(1,980)
Other liabilities	478	(54)
Total adjustments	(40,026)	(31,054)
Net cash used in operating activities	(1,848)	(2,564)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(9,614)	(11,621)
Change in other assets	2,008	260
Proceeds from sale of property and equipment	67	26
Investment in joint venture	—	(1,771)
Cash paid for net assets of business acquired	(1,875)	(3,542)
Net purchase of marketable securities	(4)	(5)
Net cash used in investing activities	(9,418)	(16,653)
CASH FLOWS FROM FINANCING ACTIVITIES
Retirement of convertible notes	(20,262)	—
Proceeds from stock options exercised	—	134
Proceeds from warrants exercised	—	1,135
Common stock surrendered	(40)	(1,177)
Common stock repurchased	(4,554)	(24,359)
Dividends paid	-	(2,591)
Decrease in capital lease obligations	(122)	(27)
Net cash used in financing activities	(24,978)	(26,885)
Net decrease in cash and cash equivalents	(36,244)	(46,102)
Cash and cash equivalents, beginning of period	254,837	278,346
Cash and cash equivalents, end of period	$218,593	$232,244
Cash paid (received) during the period for:
Income taxes	$3,542	$(8,471)
Interest	$2,630	$2,250

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
September 30, 2011

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers - (continued)

Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts as of  December 31, 2010 and September 30, 2011 and for the three and nine months ended September 30, 2010 and 2011 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Net Sales
Traditional Toys and Electronics	$149,016	$163,199	$251,179	$269,096
Role Play, Novelty and Seasonal Toys	199,661	169,220	298,098	267,576
	$348,677	$332,419	$549,277	$536,672

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Operating Income
Traditional Toys and Electronics	$19,196	$28,012	$11,961	$19,796
Role Play, Novelty and Seasonal Toys	32,383	22,056	27,264	17,480
	$51,579	$50,068	$39,225	$37,276

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Depreciation and Amortization Expense
Traditional Toys and Electronics	$6,613	$6,314	$13,967	$13,218
Role Play, Novelty and Seasonal Toys	5,404	4,481	8,842	7,396
	$12,017	$10,795	$22,809	$20,614

	December 31,	September 30,
	2010	2011
Assets
Traditional Toys and Electronics	$252,107	$280,423
Role Play, Novelty and Seasonal Toys	381,299	427,188
	$633,406	$707,611

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers - (continued)

The following tables present information about the Company by geographic area as of December 31, 2010 and September 30, 2011 and for the three and nine months ended September 30, 2010 and 2011 (in thousands):

	December 31, 2010	September 30, 2011
Long-lived Assets
United States	$16,023	$16,726
Hong Kong	923	854
	$16,946	$17,580

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Sales by Geographic Area	2010	2011	2010	2011
United States	$288,754	$276,955	$457,674	$444,188
Europe	29,644	23,132	41,697	37,944
Canada	18,593	17,603	25,782	24,450
Hong Kong	380	1,316	3,392	2,788
Other	11,306	13,413	20,732	27,302
	$348,677	$332,419	$549,277	$536,672

Major Customers

Net sales to major customers for the three and nine months ended September 30, 2010 and 2011 were as follows (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2011		2010		2011
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales

Wal-Mart	$81,943	23.5%	$93,227	28.0%	$127,181	23.2%	$132,857	24.8%
Toys ‘R’ Us	45,958	13.2	38,877	11.7	66,977	12.2	59,923	11.2
Target	39,167	11.2	50,791	15.3	75,448	13.7	88,923	16.6
	$167,068	47.9%	$182,895	55.0%	$269,606	49.1%	$281,703	52.6%

No other customer accounted for more than 10% of the Company’s total net sales.

At December 31, 2010 and September 30, 2011, the Company’s three largest customers accounted for approximately 52.5% and 51.7%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and warehouse costs, is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	December 31, 2010	September 30, 2011

Raw materials	$3,340	$4,059
Finished goods	39,890	51,777
	$43,230	$55,836

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

The Company’s reserve for sales returns and allowances amounted to $28.4 million as of December 31, 2010, compared to $26.4 million as of September 30, 2011. This decrease was primarily due to certain customers taking their year-end allowances related to 2010 during 2011.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Convertible Senior Notes

In November 2009, the Company sold an aggregate of $100.0 million principal amount of 4.50% Convertible Senior Notes due 2014 (the “Notes”). The Notes, which are senior unsecured obligations of the Company, pay cash interest semi-annually at a rate of 4.50% per annum and will mature on November 1, 2014. The initial conversion rate is 63.2091 shares of JAKKS common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment in certain circumstances. As a result of the cash dividend of $0.10 per share declared by the Board of Directors payable October 3, 2011, the new conversion rate will be 63.5950 shares of JAKKS common stock per $1,000 principal amount of notes (or approximately $15.72 per share). Prior to August 1, 2014, holders of the Notes may convert their Notes only upon specified events. Upon conversion, the Notes may be settled, at the Company’s election, in cash, shares of its common stock, or a combination of cash and shares of its common stock. Holders of the Notes may require the Company to repurchase for cash all or some of their Notes upon the occurrence of a fundamental change (as defined).

In accordance with ASC 470-20, “Debt with Conversion and Other Options,” the Company allocated $13.7 million of the $100.0 million principal amount of the Notes to the equity component, which represents a discount to the debt and is being amortized to interest expense through November 1, 2014.  Interest expense associated with the amortization of the equity component was $0.7 million and $0.7 million in the three months ended September 30, 2010 and 2011, respectively, and $2.0 million and $2.0 million for the nine months ended September 30, 2010 and 2011, respectively.

 Note 6 — Income Taxes

The Company’s income tax expense of $9.0 million for the nine months ended September 30, 2011 reflects an effective tax rate of 23.9%. Included in the tax expense of $9.0 million is a tax benefit of $1.3 million related to a reduction in tax reserves resulting from closed statutes and an adjustment to record various outstanding state tax refunds.  The Company’s income tax expense of $1.5 million for the nine months ended September 30, 2010 reflected an effective tax expense rate of 3.9%. Included in the tax expense of $1.5 million was a tax benefit of $11.1 million primarily related to a reduction in tax reserves resulting from the effective settlement of tax audits of the Company’s 2003 through 2006 income tax returns, the receipt of a refund of tax resulting from the tax audits of the Company's 2003 through 2009 income tax returns and an adjustment related to transfer pricing. Absent this discrete tax benefit, the Company’s effective tax rate for the nine months ended September 30, 2010 would be 31.8%.

The Company’s income tax expense of $13.3 million for the three months ended September 30, 2011 reflects an effective tax rate of 27.6%.  The Company’s income tax expense for the three months ended September 30, 2010 was $9.8 million and reflects an effective tax rate of 19.5%.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Earnings Per Share

The following table is a reconciliation of the weighted average shares used in the computation of earnings and loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2010			2011
	Income	Weighted Average Shares	Per-Share	Income	Weighted Average Shares	Per-Share
Earnings per share – basic
Income available to common stockholders	$40,360	27,379	$1.47	$34,825	26,476	$1.32
Effect of dilutive securities:
Convertible senior notes	1,289	6,321		1,289	6,329
Options and warrants		31			11
Unvested restricted stock grants		243			106
Earnings per share – diluted
Income available to common stockholders plus assumed exercises and conversion	$41,649	33,974	$1.23	$36,114	32,922	$1.10

	Nine Months Ended September 30,
	2010			2011
	Income	Weighted Average Shares	Per-Share	Income	Weighted Average Shares	Per-Share
Earnings per share – basic
Income available to common stockholders	$38,178	27,388	$1.39	$28,490	26,858	$1.06
Effect of dilutive securities:
Convertible senior notes	4,145	6,940		3,867	6,323
Options and warrants		25			26
Unvested restricted stock grants		238			98
Earnings per share – diluted
Income available to common stockholders plus assumed exercises and conversion	$42,323	34,591	$1.22	$32,357	33,305	$0.97

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Earnings Per Share (continued)

Basic earnings per share has been computed using the weighted average number of common shares outstanding. Diluted earnings per share has been computed using the weighted average number of common shares and common share equivalents outstanding (which consist of warrants, options and convertible debt to the extent they are dilutive). Potentially dilutive stock options of 283,156 and 144,665 for the three months ended September 30, 2010 and 2011, respectively, were excluded from the computation of diluted earnings per share as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and to have included them would have been anti-dilutive. Potentially dilutive stock options of 317,293 and 180,034 for the nine months ended September 30, 2010 and 2011, respectively, were excluded from the computation of diluted earnings per share as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and to have included them would have been anti-dilutive.

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

In August 2011, certain employees surrendered an aggregate of 7,868 shares of restricted stock at a value of $136,588 to cover their income taxes due on the 2011 vesting of the restricted shares granted to them in 2006.  Also, in August 2011, the Company cancelled an aggregate of 15,229 shares of restricted stock due to the termination of two employees.  During the third quarter of 2011, the Company repurchased the remaining 1,206,300 shares of authorized common stock available for repurchase at a value of $19.3 million.  These shares represented approximately 4.4% of the Company’s outstanding shares of common stock at the time of repurchase, and were retired by the Company during the third quarter of 2011.

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

During the first quarter of, 2011, an aggregate of $3.5 million of earn-out was paid in connection with the Tollytots and Kids Only acquisitions.

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

The Company owns a fifty percent interest in a joint venture with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company. The joint venture was created to develop and produce a boys animated television show which it intends to license worldwide for television broadcast as well as consumer products. The joint venture has already licensed the right to the Company to develop and market toys based on the television program and certain other merchandising rights to third-parties. The Company is responsible for fifty percent of the operating expenses of the joint venture and for twenty-five percent of the production costs of the television show. The joint venture has approved the production of 52 episodes of the show for which the Company is responsible for an aggregate of approximately $3.4 million.  Production has commenced on the first 26 episodes for which the Company has paid an aggregate amount of approximately $1.7 million in 2011. The Company’s investment is being accounted for using the equity method.  For the three and nine months ended September 30, 2011, the Company recognized a loss of $25,787 and $24,869, respectively, from the joint venture.  Operations of the joint venture commenced in the fourth quarter of 2010.  Accordingly, there was no activity in the three and nine months ended September 30, 2010.

As of December 31, 2010 and September, 2011, the balance of the investment in the joint venture includes the following components (in thousands):

	December 31,	September 30,
	2010	2011
Capital Contributions	$130	$1,901
Equity in cumulative net (loss)	(56)	(81)
Investment in joint venture	$74	$1,820

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 — Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 are as follows (in thousands):

	Traditional Toys and Electronics	Role Play, Novelty and Seasonal Toys	Total
Balance at beginning of the period	$2,445	$4,543	$6,988
Adjustments to goodwill during the period	—	—	—
Balance, September 30, 2011	$2,445	$4,543	$6,988

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12 — Intangible Assets Other Than Goodwill

Intangible assets other than goodwill consist primarily of licenses, product lines, customer relationships, and trademarks. Amortized intangible assets are included in Intangibles, in the accompanying balance sheets. Trademarks are disclosed separately in the accompanying balance sheets.  Debt offering costs from the issuance of the Company’s convertible senior notes are included in the accompanying balance sheets.  Intangible assets and debt issuance costs are as follows (in thousands, except for weighted useful lives):

		December 31, 2010			September 30, 2011
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)

Amortized Intangible Assets:
Acquired order backlog	.50	$2,393	$(2,393)	$—	$2,393	$(2,393)	$—
Licenses	4.84	85,788	(65,435)	20,353	85,788	(71,512)	14,276
Product lines	3.62	19,100	(18,592)	508	19,100	(18,720)	380
Customer relationships	5.32	6,296	(3,902)	2,394	6,296	(4,673)	1,623
Non-compete/Employment contracts	3.84	3,133	(2,951)	182	3,133	(3,048)	85
Total amortized intangible assets		116,710	(93,273)	23,437	116,710	(100,346)	16,364
Deferred Costs:
Debt issuance costs	5.00	3,678	(856)	2,822	3,678	(1,407)	2,271
Unamortized Intangible Assets:
Trademarks	indefinite	2,308	—	2,308	2,308	—	2,308
		$122,696	$(94,129)	$28,567	$122,696	$101,753	$20,943

Amortization expense related to limited life intangible assets and debt offering costs was $4.4 million and $4.0 million for the three  months ended September 30, 2010 and 2011, respectively, and $8.5 million and $7.6 million for the nine months ended September 30, 2010 and 2011, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Comprehensive Income

The table below presents the components of the Company’s comprehensive income for the three and nine months ended September 30,
2010 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Net Income	$40,360	$34,825	$38,178	$28,490
Other comprehensive income:
Foreign currency translation adjustment	5	166	(27)	129
Comprehensive income	$40,365	$34,991	$38,151	$28,619

Note 14— Litigation

In January 2011, Nouveau Model and Talent Management (“Nouveau”) instituted an action against Jakks and Disguise (together, “the Company”) in Superior Court of the State of California, Los Angeles, captioned Nouveau v. Disguise, et al., SC 111112.  The Complaint stated causes of action for statutory misappropriation of publicity (Civ. Code §3344), common law misappropriation of publicity, unjust enrichment and breach of contract, and sought unspecified damages relating to the Company’s alleged improper and unauthorized use of the likenesses of models used in the promotion of the Company’s products.  In June 2011, the Company filed a demurrer and motion to strike and, in response, Nouveau filed a first amended complaint (“FAC”).  The Company filed a demurrer and motion to strike with respect to the FAC, which is scheduled to be heard in January 2012.  Discovery is proceeding.  We believe that the claims in the FAC are without merit and we intend to defend vigorously against them. However, because this action is in its preliminary stage, we cannot assure you as to the outcome of the action, nor can we estimate the range of our potential losses.

The Company is also a party to, and certain of its property is the subject of, various other pending claims and legal proceedings that routinely arise in the ordinary course of its business. The Company does not believe that any of these claims or proceedings will have a material effect on its business, financial condition or results of operations.

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

The following table summarizes the total share-based compensation expense and related tax benefits recognized for the three and nine months ended September 30, 2010 and 2011 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2011		2010	2011
Stock option compensation expense	$	―		$—	$(224)		$—
Tax benefit related to stock option compensation	$	―	$	―	$(82)	$	―
Restricted stock compensation expense		$1,526		$429	$3,840		$1,547
Tax benefit related to restricted stock compensation		$575		$145	$1,447		$558

Stock option activity pursuant to the Plan for nine months ended September 30, 2011 is summarized as follows:

	Plan Stock Options (*)
	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2010	318,265	$19.23
Granted	—	$—
Exercised	(10,000)	$13.36
Cancelled	(118,100)	$20.02
Outstanding, September 30, 2011	190,165	$19.04

* The stock option activity excludes 100,000 underlying fully vested warrants issued in 2003 with an exercise price of $11.35 per share, which were exercised in full on March 10, 2011. There are no warrants outstanding as of September 30, 2011.

Restricted stock award activity pursuant to the Plan for the nine months ended September 30, 2011 is summarized as follows:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Price

Outstanding, December 31, 2010	324,635	$14.99
Awarded	137,523	$18.29
Released	(200,911)	$13.10
Forfeited	(51,104)	$18.33
Outstanding, September 30, 2011	210,143	$18.15

 Note 16 — Subsequent Events

On October 14, 2011, the Company acquired Moose Mountain Toymakers Limited (“Moose Mountain”.) The purchase price for Moose Mountain was approximately $16.0 million in cash, subject to an upward or downward adjustment based on the level of Moose Mountain’s net working capital as of the closing date of the acquisition and a contingent payment based on future sales performance of the Moose Mountain products. The purchase price for the acquisition of Moose Mountain was funded from existing cash.

Moose Mountain’s core business is developing, manufacturing, marketing and distributing foot to floor ride on and other toys.

On September 13, 2011 the Company received an unsolicited letter from Oaktree Capital Management L.P. (“Oaktree”) expressing a non-binding indication of interest in acquiring the Company for $20 per share, subject to due diligence and Oaktree’s ability to raise the necessary debt financing. Oaktree had initially contacted the Company in March 2011 regarding an earlier non-binding and highly conditional indication of interest in acquiring the Company. With the advice and assistance of its independent financial advisors and special counsel, the Board of Directors of the Company reviewed and analyzed the terms of Oaktree’s indication of interest. After several Board meetings, a meeting between the Company and Oaktree attended by its independent financial advisors and special counsel, and other communications, in July of 2011 the Company’s Board unanimously determined that pursuing Oaktree’s initial indication of interest would not be in the best interests of the Company and its shareholders. The Board communicated its conclusion to Oaktree in July 2011. The Company heard nothing further from Oaktree until it received the September 13, 2011 letter, which Oaktree simultaneously made public. Once again, after a thorough review with the advice and assistance of its independent financial advisors and special counsel, the Company's Board unanimously determined that Oaktree’s highly conditional and non-binding indication of interest was inadequate and not in the best interests of the Company and its stockholders. On October 5, 2011 the Board sent a letter to Oaktree conveying its determination.

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

Goodwill and Intangible assets amounted to $25.7 million as of September 30, 2011, and $32.7 million as of December 31, 2010.

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

Discrete Items for Income Taxes. A discrete tax benefit of $1.3 million was recognized during the nine months ended September 30, 2011 related to a reduction in tax reserves resulting from closed statutes and an adjustment to record various outstanding state tax refunds.  In the nine months ended September 30, 2010, the Company recognized a discrete tax benefit of $11.1 million related to a reduction in tax reserves resulting from the effective settlement of tax audits of the Company’s 2003 through 2006 income tax returns, the receipt of a refund of tax resulting from the tax audits of the Company's 2003 through 2009 income tax returns and an adjustment related to transfer pricing.

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

 We accrue a tax reserve for additional income taxes, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based on management’s assessment of all relevant information, and is periodically reviewed and adjusted as circumstances warrant. As of September 30, 2011, our income tax reserves are approximately $4.7 million and relate to the potential income tax audit adjustments, primarily in the areas of fixed asset depreciation in Hong Kong and ongoing state audits.   As of September 30, 2010, our income tax reserves were approximately $16.4 million and relate to the potential income tax audit adjustments, primarily in the areas of expense recognition and state taxes.

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

Recent Developments

On September 13, 2011 the Company received an unsolicited letter from Oaktree Capital Management L.P. (“Oaktree”) expressing a non-binding indication of interest in acquiring the Company for $20 per share, subject to due diligence and Oaktree’s ability to raise the necessary debt financing. Oaktree had initially contacted the Company in March 2011 regarding an earlier non-binding and highly conditional indication of interest in acquiring the Company. With the advice and assistance of its independent financial advisors and special counsel, the Board of Directors of the Company reviewed and analyzed the terms of Oaktree’s indication of interest. After several Board meetings, a meeting between the Company and Oaktree attended by its independent financial advisors and special counsel, and other communications, in July of 2011 the Company’s Board unanimously determined that pursuing Oaktree’s initial indication of interest would not be in the best interests of the Company and its shareholders. The Board communicated its conclusion to Oaktree in July 2011. The Company heard nothing further from Oaktree until it received the September 13, 2011 letter, which Oaktree simultaneously made public. Once again, after a thorough review with the advice and assistance of its independent financial advisors and special counsel, the Company's Board unanimously determined that Oaktree’s highly conditional and non-binding indication of interest was inadequate and not in the best interests of the Company and its stockholders. On October 5, 2011 the Board sent a letter to Oaktree conveying its determination.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.2	68.2	67.3	67.4
Gross profit	31.8	31.8	32.7	32.6
Selling, general and administrative expenses	17.0	16.7	25.5	25.7
Income from operations	14.8	15.1	7.2	6.9
Profit from video game joint venture	―	―	1.1	1.1
Equity in net loss of joint venture	―	―	―	―
Interest income	―	―	―	0.1
Interest expense, net	(0.4)	(0.6)	(1.0)	(1.1)
Income before provision for income taxes	14.4	14.5	7.3	7.0
Provision for income taxes	2.8	4.0	0.3	1.7
Net Income	11.6%	10.5%	7.0%	5.3%

The following unaudited table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Net Sales
Traditional Toys and Electronics	$149,016	$163,199	$251,179	$269,096
Role Play, Novelty and Seasonal Toys	199,661	169,220	298,098	267,576
	348,677	332,419	549,277	536,672
Cost of Sales
Traditional Toys and Electronics	103,546	106,646	169,664	178,364
Role Play, Novelty and Seasonal Toys	134,174	120,103	200,194	183,275
	237,720	226,749	369,858	361,639
Gross Profit
Traditional Toys and Electronics	45,471	56,553	81,515	90,732
Role Play, Novelty and Seasonal Toys	65,486	49,117	97,904	84,301
	$110,957	$105,670	$179,419	$175,033

Comparison of the Three Months Ended September 30, 2011 and 2010

Net Sales

Traditional Toys and Electronics. Net sales of our Traditional Toys and Electronics segment were $163.2 million in the three months ended September 30, 2011, compared to $149.0 million in the prior year period, representing an increase of $14.2 million, or 9.5%. The increase in net sales was primarily due to higher unit sales of our Cabbage Patch Kids® dolls, Pokémon® action figures and accessories, large baby dolls and accessories based on Disney Princess® characters, Pirates of the Caribbean® action figures and accessories, Real Steel™ action figures and Smurfs® plush and play sets. This was offset in part by decreases in unit sales of some products, including UFC™ action figures, dolls based on Disney Fairies®, and Disney Princess & Me dolls and accessories.

Role Play, Novelty and Seasonal Toys. Net sales of our Role Play, Novelty and Seasonal Toys were $169.2 million in the three months ended September 30, 2011, compared to $199.7 million in the prior year period, representing a decrease of $30.5 million, or 15.3%. The decrease in net sales was primarily due to decreases in unit sales of our Halloween costumes and accessories, offset in part by increases in unit sales of our kids outdoor furniture and activity tables.

Cost of Sales

Traditional Toys and Electronics. Cost of sales of our Traditional Toys and Electronics segment was $106.6 million, or 65.3% of related net sales, for the three months ended September 30, 2011, compared to $103.5 million, or 69.5% of related net sales, in the prior year period, representing an increase of $3.1 million, or 3.0%. The dollar increase in cost of sales is driven by an increase of $4.1 million in royalty expense.   The increase in royalty expense is due to changes in product mix from products with lower royalty rates or proprietary brands with no royalty rates to products with higher royalty rates.  Depreciation of molds and tools in the segment decreased by $0.8 million due to the reduction of the number of SKU’s in our product lines.

Role Play, Novelty and Seasonal Toys. Cost of sales of our Role Play, Novelty and Seasonal Toys segment was $120.1 million, or 71.0% of related net sales, in 2011, compared to $134.2 million, or 67.2% of related net sales, in the prior year period representing a decrease of $14.1 million, or 10.5%. Product costs decreased by $12.4 million but, however, increased as a percentage of sales due to higher costs on the lower volume of purchases.  Royalty expense increased by $1.8 million and increased as a percentage of sales due to changes in product mix from products with lower royalty rates or proprietary brands with no royalty rates to products with higher royalty rates.  Our depreciation of molds and tools in the segment are comparable year over year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $55.6 million in the three months ended September 30, 2011 and $59.4 million in the prior year period, constituting 16.7% and 17.0% of net sales, respectively. Selling, general and administrative expenses decreased $3.8 million from the prior year period primarily due to a decrease of direct selling costs ($2.7 million), product development costs ($0.6 million), stock based compensation ($1.1 million), bonus expense ($3.1 million) and amortization of intangible assets ($0.4 million), offset in part by legal and financial advising fees related to the unsolicited indication of interest to acquire the Company ($0.7 million), salary expenses ($2.6 million), and rent expense ($0.6 million).  Selling, general and administrative expenses have decreased as a percentage of sales due to the lower sales volume as well as lower non-variable expenses.

Profit from Video Game Joint Venture

       Pursuant to a Settlement Agreement and Mutual Release dated December 22, 2009, the video game joint venture was terminated on December 31, 2009.  In each of June, 2010 and 2011, we received a fixed payment from THQ in the amount of $6.0 million, which was recognized as income during the respective quarter.  Additionally, we are due to receive future payments in the amount of $4.0 million on each of June 30, 2012 and 2013 which we will record as income on a cash basis over the term.

Other Expense

Our equity in the net income/(loss) from our animation joint venture is charged to other expense. Operations of the joint venture commenced in the fourth quarter of 2010. Accordingly, there was no activity in the three months ended September 30, 2010.  There was nominal activity in the three months ended September 30, 2011.

Interest Income

 Interest income in the three months ended September 30, 2011 was $0.1 million, comparable to $0.1 million in the three months ended September 30, 2010.

Interest Expense

Interest expense was $2.1 million in the three months ended September 30, 2011, as compared to $1.5 million in the prior period. In the three months ended September 30, 2011, we booked interest expense of $2.0 million related to our convertible senior notes payable, and net interest expense of $0.1 million related to uncertain tax positions taken or expected to be taken in a tax return. In the three months ended September 30, 2010, we booked interest expense of $2.0 million related to our convertible senior notes payable and net interest expense of $0.2 million related to uncertain tax positions taken or expected to be taken in a tax return.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes, and discrete items, was $13.3 million, or an effective tax rate of 27.6% for the three months ended September 30, 2011. During the comparable period in 2010, the income tax expense was $9.8 million, or an effective tax provision rate of 19.5%.

 Comparison of the Nine Months Ended September 30, 2011 and 2010

Net Sales

Traditional Toys and Electronics. Net sales of our Traditional Toys and Electronics segment were $269.1 million in the nine months ended September 30, 2011, compared to $251.2 million in the prior year period, representing an increase of $17.9 million, or 7.1%. The increase in net sales was primarily due to higher unit sales of our Pokémon® action figures and play sets, large baby dolls and accessories based on Disney Princess® characters, and Pirates of the Caribbean® action figures and accessories, Real Steel™ action figures, and Cabbage Patch Kids® dolls.  This was offset in part by lower unit sales of our UFC™ action figures, dolls based on Disney Fairies®, and electronics based on the Spy Net™ and Ultimotion™ brands.

Role Play, Novelty and Seasonal Toys. Net sales of our Role Play, Novelty and Seasonal Toys were $267.6 million in the nine months ended September 30, 2011, compared to $298.1 million in the prior year period, representing a decrease of $30.5 million, or 10.2%.  Net sales decreased year over year due to lower unit sales in our role play and dress up items based on Disney Fairies® and Barbie® and lower unit sales in our Halloween costumes, offset in part by higher unit sales of our kids outdoor furniture and activity tables.

Cost of Sales

Traditional Toys and Electronics. Cost of sales of our Traditional Toys and Electronics segment was $178.4 million, or 66.3% of related net sales, for the nine months ended September 30, 2011, compared to $169.7 million, or 67.6% of related net sales, in the prior year period, representing an increase of $8.7 million, or 5.1%.   The dollar increase consists of an increase of product costs of $2.4 million, which is in line with the higher volume of sales. Royalty expense increased by $7.5 million and increased as a percentage of sales due to changes in product mix from products with lower royalty rates or proprietary brands with no royalty rates to products with higher royalty rates.  Our depreciation of molds and tools decreased by $1.2 million primarily due to decreased purchases in molds and tools related to the reduction of SKU’s in our product lines.

Role Play, Novelty and Seasonal Toys. Cost of sales of our Role Play, Novelty and Seasonal Toys segment was $183.3 million, or 68.5% of related net sales, in 2011, compared to $200.2 million, or 67.2% of related net sales, in the prior year period, representing a decrease of $16.9 million, or 8.4%. The dollar decrease consists of decrease in product costs of $13.5 million which is primarily due to lower sales volume.  Royalty expense decreased by $3.7 million due to the lower sales volume.   Depreciation of molds and tools is comparable year over year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $137.8 million in the nine months ended September 30, 2011 and $140.2 million in the prior year period, constituting 25.7% and 25.5% of net sales, respectively. Selling, general and administrative expenses decreased $2.4 million from the prior year period primarily due to decreases of direct selling costs ($1.5 million), bonus expense ($4.4 million) stock based compensation ($2.3 million) offset in part by an increase in legal expense ($1.0 million), legal and financial advising fees related to the unsolicited indication of interest to acquire the Company ($1.8 million), salary and payroll taxes ($0.9 million), 401K match ($0.9 million) and product development costs ($1.3 million).  Selling, general and administrative expenses are comparable year over year as a percentage of sales.

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

Our equity in the net income/(loss) from our animation joint venture is charged to other expense. Operations of the joint venture commenced in the fourth quarter of 2010. Accordingly, there was no activity in the nine months ended September 20, 2010. There was nominal activity in the nine months ended September 30, 2011.

Interest Income

 Interest income in the nine months ended September 30, 2011 was $0.3 million, comparable to $0.3 million in the nine months ended September 30, 2010.

Interest Expense

        Interest expense was $6.1 million in 2011, as compared to $5.8 million in 2010.  In 2011, we booked interest expense of $6.0 million related to our convertible senior notes payable and net interest expense of $0.1 million related to uncertain tax positions taken or expected to be taken in a tax return.  In 2010, we booked interest expense of $6.9 million related to our convertible senior notes payable offset in part by a net benefit of $0.6 million related to uncertain tax positions taken or expected to be taken in a tax return.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes, and discrete items, was $9.0 million, or an effective tax rate of 23.9% for the nine months ended September 30, 2011. During the comparable period in 2010, the income tax expense was $1.5 million, or an effective tax rate of 3.9%.

The income tax benefit for the nine months ended September 30, 2011 included a discrete benefit of $1.3 million related to a reduction in tax reserves resulting from closed statutes and an adjustment to record various outstanding state tax refunds. (see Note 6 of the Notes to Condensed Consolidated Financial Statements, supra.). Exclusive of the discrete items, the September 30, 2011 effective tax provision rate would be 27.3%.

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

Liquidity and Capital Resources

As of September 30, 2011, we had working capital of $401.4 million, compared to $387.3 million as of December 31, 2010. The increase was primarily attributable to seasonably high accounts receivable and inventory balances offset partially by higher accrued expenses and accounts payable balances and the repurchase of shares of the Company’s common stock

Operating activities used net cash of $2.6 million in the first nine months of 2011, as compared to using net cash of $1.8 million in the prior year period. Net cash was used primarily for the purchase of inventory.  Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 66 days as of September 30, 2011, a decrease from 76 days as of September 30, 2010. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of September 30, 2011, we had cash and cash equivalents of $232.2 million.

Our investing activities used net cash of $16.7 million in the nine months ended September 30, 2011, as compared to $9.4 million in the prior year period, consisting primarily of cash paid for the purchase of office furniture and equipment and molds and tooling of $11.6 million used in the manufacture of our products, the Kids Only earn-out of $1.9 million, and the Tollytots earn-out of $1.7 million. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 14% payable on net sales of such products. As of September 30, 2011, these agreements required future aggregate minimum guarantees of $89.7 million, exclusive of $38.7 million in advances already paid. Of this $89.7 million future minimum guarantee, $45.2 million is due over the next twelve months.

Our financing activities used net cash of $26.9 million in the nine months ended September 30, 2011, as compared to $25.0 million in the prior year period, consisting primarily of cash paid for the repurchase of our common stock.

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

In November 2009, we sold an aggregate principal amount of $100.0 million of 4.50% Convertible Senior Notes due 2014 (the “Notes”). The Notes, which are senior unsecured obligations the Company, pay interest semi-annually at a rate of 4.50% per annum and  mature on November 1, 2014. The initial conversion rate is 63.2091 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment in certain circumstances. As a result of the cash dividend of $0.10 per share declared by the Board of Directors payable October 3, 2011, the new conversion rate will be 63.5950 shares of JAKKS common stock per $1,000 principal amount of notes (or approximately $15.72 per share). Prior to August 1, 2014, holders of the Notes may convert their Notes only upon specified events. Upon conversion, the Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Holders of the Notes may require us to repurchase for cash all or some of their Notes upon the occurrence of a fundamental change (as defined in the Notes).

We believe that our cash flows from operations and cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. We intend to finance our long-term liquidity requirements out of net cash provided by operations and net cash and cash equivalents. As of September 30, 2011, we do not have any off-balance sheet arrangements.

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

Interest Rate Risk

In November 2009, we issued convertible senior notes payable of $100.0 million principal amount with a fixed interest rate of 4.50% per annum, which remain outstanding as of September 30, 2011. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

In January 2011, Nouveau Model and Talent Management (“Nouveau”) instituted an action against Jakks and Disguise (together, “the Company”) in Superior Court of the State of California, Los Angeles, captioned Nouveau v. Disguise, et al., SC 111112.  The Complaint stated causes of action for statutory misappropriation of publicity (Civ. Code §3344), common law misappropriation of publicity, unjust enrichment and breach of contract, and sought unspecified damages relating to the Company’s alleged improper and unauthorized use of the likenesses of models used in the promotion of the Company’s products.  In June 2011, the Company filed a demurrer and motion to strike and, in response, Nouveau filed a first amended complaint (“FAC”).  The Company filed a demurrer and motion to strike with respect to the FAC, which is scheduled to be heard in January 2012.  Discovery is proceeding.  We believe that the claims in the FAC are without merit and we intend to defend vigorously against them. However, because this action is in its preliminary stage, we cannot assure you as to the outcome of the action, nor can we estimate the range of our potential losses.

We are also a party to, and certain of our property is the subject of, various other pending claims and legal proceedings that routinely arise in the ordinary course of our business, but we do not believe that any of these claims or proceedings will have a material effect on our business, financial condition or results of operations.

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

We have experienced rapid growth in our product lines resulting in higher net sales over the last nine years, which was achieved through acquisitions of businesses, products and licenses. For example, revenues associated with companies we acquired since 2008 were approximately $207.0 million and $183.1 million, for the year ended December 31, 2010 and the nine months ended September 30, 2011, respectively, representing 27.7% and 34.1% of our total revenues for those periods. As a result, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

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

Our growth strategy depends in part upon our ability to acquire companies and new product lines. Revenues associated with our acquisitions since 2008 represented approximately 27.7% and 34.1% of our total revenues for the year ended December 31, 2010 and the nine months ended September 30, 2011, respectively. Future acquisitions will succeed only if we can effectively assess characteristics of potential target companies and product lines, such as:

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

Our three largest customers accounted for 52.6% and 53.4% of our net sales for the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory also could adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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

We sell products and operate facilities in numerous countries outside the United States. For the nine months ended September 30, 2011 and the year ended December 31, 2010 sales to our international customers comprised approximately 17.2% and 15.2%, respectively, of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers located principally in China which are subject to the risks normally associated with international operations, including:

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

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In October 2010, the Company’s Board of Directors authorized it to repurchase up to $30.0 million of its common stock. As of December 31, 2010, 291,328 shares at a value of $5.6 million were repurchased and held in Treasury, and during the first quarter of 2011, an additional 274,005 shares at a value of $5.1 million were repurchased. All such shares totaling 565,333 shares represented approximately 2.0% of the Company’s outstanding shares of common stock at the time of repurchase, and were retired by the Company during the first quarter of 2011. During August and September 2011, the Company completed the repurchase authorization with the purchase of 1,206,300 shares of common stock at an aggregate value of $19.3 million, or average price of $16.01 per share. All such shares represented approximately 4.4% of the Company’s outstanding shares of common stock at the time of the repurchase, and were retired by the Company during the third quarter of 2011.

Month	No. of Shares Repurchased	Average Price Per Share Repurchased	Total $ Spent on Repurchases
August	969,500	$15.89	$15,400,916.00
September	236,800	$16.50	$ 3,907,717.90

Item 6. Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Amended and Restated By-Laws of the Company(2)
4.3	Indenture, dated November 10, 2009, by and between the Registrant and Wells Fargo Bank, N.A. (3)
4.4	Form of 4.50% Senior Convertible Note (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(4)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(4)
32.1	Section 1350 Certification of Chief Executive Officer(4)
32.2	Section 1350 Certification of Chief Financial Officer(4)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 21, 2011, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on November 10, 2009, and incorporated herein by reference.

(4)	Filed herewith.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: November 9, 2011	By:	/s/ JOEL M. BENNETT
Joel M. Bennett
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Amended and Restated By-Laws of the Company(2)
4.3	Indenture, dated November 10, 2009, by and between the Registrant and Wells Fargo Bank, N.A. (3)
4.4	Form of 4.50% Senior Convertible Note (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(4)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(4)
32.1	Section 1350 Certification of Chief Executive Officer(4)
32.2	Section 1350 Certification of Chief Financial Officer(4)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 21, 2011, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on November 10, 2009, and incorporated herein by reference.

(4)	Filed herewith.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.