Form 10-K
period 2011-12-31
JAKKS PACIFIC INC
filed 2012-03-15
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,”  “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

☐ Large Accelerated Filer	☒ Accelerated Filer	☐ Non-Accelerated Filer	☐ Smaller Reporting Company
(Do not check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value per share) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on June 30, 2011 of $18.41) is $475,685,809.

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is  26,017,763 (as of March 14, 2012).

Documents Incorporated by Reference

None.

JAKKS PACIFIC, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year ended December 31, 2011

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

Company Overview

We are a leading multi-line, multi-brand toy company that designs, produces, markets and distributes toys and related products, pet toys, consumables and related products, electronics and related products, kids indoor and outdoor furniture, and other consumer products. We focus our business on acquiring or licensing well-recognized trademarks and brand names, most with long product histories (“evergreen brands”). We seek to acquire these evergreen brands because we believe they are less subject to market fads or trends. We also develop proprietary products marketed under our own trademarks and brand names, and have historically acquired complementary businesses to further grow our portfolio.  For accounting purposes, our products can be divided into two segments:  (i) traditional toys and electronics and (ii) role play, novelty and seasonal toys.  Segment information with respect to revenues, assets and profits or losses attributable to each segment is contained in Footnote 3 to the audited financial statements contained below in Item 8, Our products include:

Traditional Toys and Electronics

●	Action figures and accessories, including licensed characters, principally based on Ultimate Fighting Champion (UFC), Total Non-Stop Action (TNA) wrestling, Pokémon® franchises;

●	Toy vehicles, including Road Champs®, Fly Wheels® and MXS® toy vehicles and accessories;

●	Electronics products, including SpyNet spy products, EyeClops™ Bionic Eye products, Laser Challenge® and Plug It In & Play TV Games ™ based on Disney® brands and other popular brands;

●
Dolls and accessories, including small dolls, large dolls, fashion dolls and baby dolls based on licenses, including Disney Princess®, Disney Fairies®, Cabbage Patch Kids®, Hello Kitty®, Graco® and Fisher Price® plush, infant and pre-school toys;

●	Private label products as “exclusives” for a myriad of retail customers in many product categories; and

●
Pet products, including toys, consumables, and accessories, branded JAKKS Pets®, some of which also feature licenses, including Kong®.  In 2011, we launched our proprietary brand of assorted pet products under American Classics™.

Role Play, Novelty and Seasonal Toys

●	Food play and activity kits, including, Creepy Crawlers™ and BloPens®,

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

We sell our products through our in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, toy specialty stores and wholesalers. Our three largest customers are Wal-Mart, Target and Toys ‘R’ Us, which accounted for approximately 24.6%, 19.4% and 12.6%, respectively, of our net sales in 2011. No other customer accounted for more than 10.0% of our net sales in 2011.

Our Growth Strategy

The execution of our growth strategy has normally resulted in increased levels of revenues and earnings. However, in 2010 and 2011, we experienced a decline in sales mainly due to declines in a few key product lines and a challenging economy.  In 2010 and 2011, we generated net sales of $747.3 million and $677.8 million, respectively, and net income of $47.0 million and $8.5 million, respectively. Approximately 27.7% and 32.2% of our net sales in 2010 and 2011, respectively, were attributable to our acquisitions since 2008. Key elements of our growth strategy include:

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

●       Pursue Strategic Acquisitions.    We supplement our internal growth with selected strategic acquisitions. Most recently, in October 2011 we acquired the business of Moose Mountain Toymakers Limited, a leading manufacturer of licensed foot to floor ride-ons, inflatable environments, wagons, pinball machines and tents.  We will continue focusing our acquisition strategy on businesses or brands that we believe have compatible product lines and/or offer valuable trademarks or brands.

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

●       Expand International Sales.    We believe that foreign markets, especially Europe, Australia, Canada, Latin America and Asia, offer us significant growth opportunities. In 2011, our sales generated outside the United States were approximately $108.5 million, or 16.0% of total net sales. We intend to continue to expand our international sales and in 2009 and 2010 opened sales offices and expanded distribution agreements in Europe to capitalize on our experience and our relationships with foreign distributors and retailers. We expect these initiatives to continue to contribute to our international growth in 2012.

●       Capitalize On Our Operating Efficiencies.    We believe that our current infrastructure and operating model can accommodate growth without a proportionate increase in our operating and administrative expenses, thereby increasing our operating margins.

The execution of our growth strategy, however, is subject to several risks and uncertainties and we cannot assure you that we will continue to experience growth in, or maintain our present level of net sales (see “Risk Factors,” beginning on page 11). For example, our growth strategy will place additional demands on our management, operational capacity and financial resources and systems. The increased demand on management may necessitate our recruitment and retention of additional qualified management personnel. We cannot assure you that we will be able to recruit and retain qualified personnel or expand and manage our operations effectively and profitably. To effectively manage future growth, we must continue to expand our operational, financial and management information systems and to train, motivate and manage our work force. While we believe that our operational, financial and management information systems will be adequate to support our future growth, no assurance can be given they will be adequate without significant investment in our infrastructure. Failure to expand our operational, financial and management information systems or to train, motivate or manage employees could have a material adverse effect on our business, financial condition and results of operations.

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

Industry Overview

According to Toy Industry Association, Inc., the leading toy industry trade group, the United States is the world’s largest toy market, followed by Japan and Western Europe. Total retail sales of toys, excluding video games, in the United States, were approximately $21.2 billion in 2011. We believe the two largest United States toy companies, Mattel and Hasbro, collectively hold a dominant share of the domestic non-video toy market. In addition, hundreds of smaller companies compete in the design and development of new toys, the procurement of character and product licenses, and the improvement and expansion of previously introduced products and product lines.

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

Traditional Toys and Electronics

Electronics Products

Our electronic products category includes our Plug It In & Play TV Games, Spynet Spy products, EyeClops™ Bionic Eye products and Laser Challenge® product lines. Our current Plug It In & Play TV Games titles, geared to the pre-school and leisure gamer segments, include licenses from Namco®, Disney, Marvel® and Nickelodeon, and feature such games as SpongeBob SquarePants®, Big Buck Hunter® Pro, Golden Tee Golf, Dora the Explorer®, Disney Princess®, Ms. Pac-Man® and Pac-Man®.

In 2012, we expect to launch a game based on the popular arcade game Walking Dead as well as portable baby monitors and digital cameras.

Wheels Products

●	Motorized and plastic toy vehicles and accessories.

Our extreme sports offerings include our MXS line of motorcycles with generic and well-known riders and other vehicles include off-road vehicles and skateboards, which are sold individually and with playsets and accessories.

Action Figures and Accessories

We currently develop, manufacture and distribute other action figures and action figure accessories including those based on the animated series Pokémon, UFC and TNA wrestling, capitalizing on the expertise we built in the action figure category. In 2011, we launched a line of action figures, playsets and accessories based on the Pirates of the Caribbean and Real Steel movie franchises; and figurines based on Smurfs and Phineas and Ferb.

In 2012, we expect to launch a line of action figures, playsets and accessories based on the boys animated television show Monsuno premiering domestically on Nick Toons in February 2012 and internationally beginning in the fall of 2012.

Dolls

Dolls and accessories include small dolls, large dolls, fashion dolls and baby dolls based on licenses, including Disney Princess®, Disney Fairies®, Cabbage Patch Kids®, Hello Kitty®, Graco® and Fisher Price®, including an extensive line of baby doll accessories that emulate real baby products that mothers today use; plush, infant and pre-school toys, and private label fashion dolls for other retailers and sold to Disney Stores and Disney Parks and Resorts.

Pet Products

We entered the Pet Products category with our acquisition of Pet Pal, whose products include pet toys, treats, beds, clothes and related pet products. These products are marketed under JAKKS Pets® and licenses include Kong®, as well as numerous other entertainment and consumer product properties.  In 2011, we launched our own proprietary brand of assorted pet products under the brand American Classics™.

Role Play, Novelty & Seasonal

Role-play and Dress-up Products

Our line of role-play and dress-up products for boys and girls features entertainment and consumer products properties such as Disney Princess®, Disney Fairies®, Dora the Explorer®, and Black & Decker®.  These products generated a significant amount of sales in 2011, and we expect that level of sales to continue in 2012.

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

World Wrestling Entertainment Video Games

In June 1998, we formed a joint venture with THQ, a developer, publisher and distributor of interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture entered into a license agreement with the WWE under which it acquired the exclusive worldwide right to publish WWE video games on all hardware platforms. Pursuant to a Settlement Agreement and Mutual Release dated December 22, 2009, the joint venture was terminated on December 31, 2009 and we received and recorded as income as received fixed payments from THQ of $6.0 million in each of June 2010 and 2011 and are to receive the remaining additional fixed payments of $4.0 million on each of June 30, 2012 and 2013 which we will record as income on a cash basis as received (see “Legal Proceedings”).

Sales, Marketing and Distribution

We sell all of our products through our own in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, toy specialty stores and wholesalers. Our three largest customers are Wal-Mart, Target and Toys ‘R’ Us, which accounted for approximately 53.4% of our net sales in 2010 and 56.6% of our net sales in 2011. With the Pet Pal® product line, we distribute pet products to key pet supply retailers Petco and Petsmart in addition to many other pet retailers and our existing customers. We generally sell products to our customers pursuant to letters of credit or, in some cases, on open account with payment terms typically varying from 30 to 90 days. From time to time, we allow our customers credits against future purchases from us in order to facilitate their retail markdown and sales of slow-moving inventory. We also sell our products through e-commerce sites, including Toysrus.com and Amazon.com.

We contract the manufacture of most of our products to unaffiliated manufacturers located in The People’s Republic of China (“China”). We sell the finished products on a letter of credit basis or on open account to our customers, many of whom take title to the goods in Hong Kong or China. These methods allow us to reduce certain operating costs and working capital requirements. A portion of our sales originate in the United States, so we hold certain inventory in our warehouse and fulfillment facilities. To date, a significant portion of all of our sales has been to domestic customers. We intend to continue expanding distribution of our products into foreign territories and, accordingly, we have:

●	engaged representatives to oversee sales in certain territories,

●	engaged distributors in certain territories,

●	established direct relationships with retailers in certain territories,

●	opened sales offices in Europe,

●	opened sales offices and a distribution center in Canada,

●	expanded in-house resources dedicated to product development and marketing of our lines.

Outside of the United States, we currently sell our products primarily in Europe, Australia, Canada, Latin America and Asia. Sales of our products abroad accounted for approximately $113.4 million, or 15.2% of our net sales, in 2010 and approximately $108.5 million, or 16.0% of our net sales, in 2011. We believe that foreign markets present an attractive opportunity, and we plan to intensify our marketing efforts and further expand our distribution channels abroad.

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

The principal raw materials used in the production and sale of our toy products are plastics, zinc alloy, plush, printed fabrics, paper products and electronic components, all of which are currently available at reasonable prices from a variety of sources. Although we do not manufacture our products, we own the majority of the tools, dyes and molds used in the manufacturing process, and these are transferable among manufacturers if we choose to employ alternative manufacturers. Tools, dyes and molds represent a substantial portion of our property and equipment with a net book value of $10.1 million in 2010 and $10.4 million in 2011. Substantially all of these assets are located in China.

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

Seasonality and Backlog

In 2011, approximately 69.9% of our net sales were made in the third and fourth quarters. Generally, the first quarter is the period of lowest shipments and sales in our business and the toy industry generally and therefore the least profitable due to various fixed costs. Seasonality factors may cause our operating results to fluctuate significantly from quarter to quarter. However, our seasonal products are primarily sold in the spring and summer seasons. Our results of operations may also fluctuate as a result of factors such as the timing of new products (and related expenses) introduced by us or our competitors, the advertising activities of our competitors, delivery schedules set by our customers and the emergence of new market entrants. We believe, however, that the low retail price of most of our products may be less subject to seasonal fluctuations than higher priced toy products.

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

Employees

As of February 28, 2012, we employed 865 persons, all of whom are full-time employees, including three executive officers. We employed 367 people in the United States, 10 people in Canada, 332 people in Hong Kong, 147 people in China, 7 people in the United Kingdom, 1 person in Spain, and 1 person in France. We believe that we have good relationships with our employees. None of our employees are represented by a union.

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

We may not be able to sustain our growth of product lines, which may prevent us from increasing our net revenues.

We have experienced rapid growth in our product lines which was achieved through acquisitions of businesses, products and licenses.  This growth in product lines has contributed significantly to our total revenues over the last few years. For example, revenues associated with companies we acquired since 2008 were approximately $207.0 million and $218.5 million, in 2010 and 2011, respectively, representing 27.7% and 32.2% of our total revenues for those periods. As a result, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

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

Our growth strategy depends in part upon our ability to acquire companies and new product lines. Revenues associated with our acquisitions since 2008 represented approximately 27.7% and 32.2% of our total revenues in 2010 and 2011, respectively. Future acquisitions, if any, may succeed only if we can effectively assess characteristics of potential target companies and product lines, such as:

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

Our three largest customers accounted for 56.6% of our net sales in 2011. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers and pursuant to the terms of certain of our vendor agreements, even some purchase orders may be cancelled without penalty up until delivery. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory also could adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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

We sell products and operate facilities in numerous countries outside the United States. For the year ended December 31, 2011 sales to our international customers comprised approximately 16.0% of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers located principally in China which are subject to the risks normally associated with international operations, including:

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

Item 2. Properties

The following is a listing of the principal leased offices maintained by us as of February 28, 2012:

Property	Location	Approximate Square Feet	Lease Expiration Date
Domestic
Corporate Office	Malibu, California	29,500	February 28, 2015
Showroom and Design Center	Santa Monica, California	28,200	February 28, 2016
Distribution Center	City of Industry, California	800,000	April 30, 2018
Distribution Center	Newton, NC	109,000	August 31, 2012
Sales Office / Showroom	New York, New York	11,700	November 1, 2015
Moose Mountain Office	Township of Parisippany-Troy Hills, NJ	2,100	March 31, 2014
Sales Office/Showroom	Bentonville, Arkansas	9,000	September 30, 2014
Sales Office	Palatine, Illinois	2,100	March 31, 2012
Kids Only Office	Westborough, MA	5,500	December 31, 2013
Disguise Office	Poway, California	24,200	December 31, 2012
International
Distribution Center	Brampton, Ontario, Canada	105,700	December 31, 2014
Europe Office	Berkshire, UK	2,215	February 25, 2015
Hong Kong Headquarters	Kowloon, Hong Kong	36,600	June 30, 2013
Hong Kong Showroom	Kowloon, Hong Kong	21,000	May 31, 2012
Production Inspection and Testing Office	Shenzhen, China	5,400	May 14, 2012
Production Inspection Office	Nanjing, China	2,000	September 15, 2012
Moose Mountain HK Office	Kowloon, Hong Kong	9,959	June 30, 2012
Moose Mountain Warehouse	Sha Tin, Hong Kong	1,407	November 30, 2012
Moose Mountain China Office	Shenzhen, China	4,347	June 30, 2012
France Office	Paris, France	160	May 31, 2012

Item 3. Legal Proceedings

We are a party to, and certain of our property is the subject of, various other pending claims and legal proceedings that routinely arise in the ordinary course of our business, but we do not believe that any of these claims or proceedings will have a material effect on our business, financial condition or results of operations. See Note 20 to the consolidated financial statements for additional information on litigation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Select exchange under the symbol “JAKK.” The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock on this exchange.

	Price Range of Common Stock
	High	Low
2010:
First quarter	$14.41	$10.80
Second quarter	16.74	13.11
Third quarter	18.04	13.17
Fourth quarter	19.96	17.26
2011:
First quarter	19.46	16.58
Second quarter	21.21	17.46
Third quarter	20.37	14.01
Fourth quarter	19.76	13.45

Performance Graph

The graph and tables below display the relative performance of our common stock, the Russell 2000 Price Index (the “Russell 2000”) and a peer group index, by comparing the cumulative total stockholder return (which assumes reinvestment of dividends, if any) on an assumed $100 investment in our common stock, the Russell 2000 and the peer group index over the period from January 1, 2007 to December 31, 2011.

In accordance with recently enacted regulations implemented by the Securities and Exchange Commission, we retained the services of an expert compensation consultant.  In the performance of its services, such consultant used a peer group index for its analysis of our compensation policies.   We believe that these companies represent a cross-section of publicly-traded companies with product lines and businesses similar to our own throughout the comparison period and, accordingly, we are using the same peer group for purposes of the performance graph, except that RC2 Corp was not included in the performance peer group and EMak Worldwide Inc. was not included in the compensation peer group. Our peer group index includes the following companies: Activision, Inc., Electronic Arts, Inc., EMak Worldwide, Inc., Hasbro, Inc., Leapfrog Enterprises, Inc., Mattel, Inc., Kid Brands, Inc., Take-Two Interactive, Inc. and THQ Inc.

The historical performance data presented below may not be indicative of the future performance of our common stock, any reference index or any component company in a reference index.

	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011
JAKKS Pacific	8.1%	(12.6)%	(41.3)%	50.4%	(21.6)%
Peer Group	11.4	(48.0)	23.2	19.5	0.9
Russell 2000	(1.6)	(33.8)	27.2	26.9	(4.2)

Indexed Returns

	January 1, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011
JAKKS Pacific	$100.00	$108.1	$94.4	$55.5	$83.4	$65.4
Peer Group	100.00	111.4	57.9	71.3	85.2	86.0
Russell 2000	100.00	98.5	65.2	82.9	105.2	100.8

Security Holders

To the best of our knowledge, as of March 12, 2012, there were 126 holders of record of our common stock. We believe there are numerous beneficial owners of our common stock whose shares are held in “street name.”

Dividends

In July 2011, we implemented a cash dividend program in the amount of $0.40 per share annually, payable on a quarterly basis to holders of record of our common stock. During 2011, we paid total dividends per share of $0.10 to holders of our common stock. During 2011, the Board of Directors declared dividends on a quarterly basis in July and November, and we paid the dividends during the subsequent quarter in which the dividends were declared in October 2011 and January 2012, respectively. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations.  While no assurances can be given, it is the intention of our Board of Directors to continue authorizing the quarterly dividend to the extent  the Board determines that we have sufficient funds available.

On March 5, 2012, our board of directors unanimously adopted a stockholder rights plan and declared a dividend of one right for each outstanding share of our common stock.  The Board adopted the rights plan in response to Oaktree Capital Management's unsolicited and highly conditional indication of interest as well as a recent indication by Oaktree Capital Management that it may accumulate additional shares of our stock in the open market.

The rights plan is designed to protect against any potential coercive or abusive takeover techniques and to help ensure that our stockholders are not deprived of the opportunity to realize full and fair value on their investment.  The plan, which was adopted following evaluation and consultation with our outside advisors, is similar to plans adopted by numerous publicly traded companies.

In connection with the adoption of the stockholder rights plan, our board of directors declared a dividend of one right for each share of our common stock held by stockholders of record as of the close of business on March 15, 2012.  Initially, the rights will not be exercisable and will trade with the shares of the Company's common stock. Under the plan, the rights will generally be exercisable only 10 business days either after a person or group becomes an "acquiring person" by acquiring beneficial ownership of 10% or more of the Company's common stock or if a person or group commences a tender or exchange offer which, if consummated, would result in a person owning 10% or more of our common stock.  In addition, if a person or group acquires beneficial ownership of 10% or more of our common stock, each right will generally entitle the holder, other than the acquiring person or group, to acquire, for the exercise price of $80.00 per right, shares of our common stock (or, in certain circumstances, other consideration) having a market value equal to twice the right's then-current exercise price.  Our board of directors may redeem the rights at a price of $0.01 per right at any time up to ten business days after a person or group acquires beneficial ownership of 10% or more of our common stock.

The rights plan will continue in effect until March 4, 2013, unless earlier redeemed or exchanged for shares of common stock by the Company.

Stockholders are not required to take any actions to receive the rights distribution.  Until the rights become exercisable, outstanding stock certificates will represent both shares of our common stock and the rights.  The issuance of the rights will have no dilutive effect and will not impact our reported earnings per share.

Equity Compensation Plan Information

The table below sets forth the following information as of the year ended December 31, 2011 for (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders, if any:

(a)  the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)   the weighted-average exercise price of such outstanding options, warrants and rights; and

(c)   other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	182,665	$19.11	801,068
Equity compensation plans not approved by security holders	―	―	—
Total	182,665	$19.11	801,068

Equity compensation plans approved by our stockholders consists of the 2002 Stock Award and Incentive Plan. Equity compensation plans not approved by our security holders consist of a fully-vested warrant issued by us in 2003 (and expiring in 2013) in connection with license costs relating to our video game joint venture. As of December 31, 2011, all warrants were exercised.

Item 6. Selected Financial Data

You should read the financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (included in Item 7) and our consolidated financial statements and the related notes (included in Item 8).

	Years Ended December 31,
	2007	2008	2009	2010	2011
	(In thousands, except per share data)
Consolidated Statement of Income Data:
Net sales	$857,085	$903,397	$803,704	$747,268	$677,751
Cost of sales	533,435	582,184	600,776	502,318	483,761
Gross profit	323,650	321,213	202,928	244,950	193,990
Selling, general and administrative expenses	216,652	241,301	227,036	194,753	192,710
Write-down of intangible assets	—	9,076	8,221	—	―
Write-down of goodwill	—	—	407,125	—	―
Reorganization charges	—	—	12,994	—	―
Income (loss) from operations	106,998	70,836	(452,448)	50,197	1,280
Profit (loss) from video game joint venture	21,180	17,092	(16,128)	6,000	6,000
Equity in net income/(loss) of Joint Venture	—	—	—	(56)	(34)
Interest income	6,819	3,396	318	333	412
Interest expense	(5,456)	(2,425)	(7,930)	(6,732)	(8,196)
Income (loss) before provision (benefit) for income taxes	129,541	88,899	(476,188)	49,742	(538)
Provision (benefit) for income taxes	40,550	12,842	(90,678)	2,693	(9,010)
Net income (loss)	$88,991	$76,057	$(385,510)	$47,049	$8,472
Basic earnings (loss) per share	$3.22	$2.78	$(14.02)	$1.71	$0.32
Basic weighted average shares outstanding	27,665	27,379	27,502	27,491	26,760
Diluted earnings (loss) per share	$2.77	$2.42	$(14.02)	$1.52	$0.32
Diluted weighted average shares and equivalents outstanding	33,149	32,637	27,502	34,513	26,893

During the fourth quarter of 2011, we acquired Moose Mountain Toymakers.

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

	At December 31,
	2007	2008	2009	2010	2011
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$241,250	$169,520	$254,837	$278,346	$257,258
Working capital	352,452	325,061	352,189	387,252	374,652
Total assets	983,664	1,028,124	634,093	633,406	615,234
Short-term debt	—	—	20,262	—	―
Long-term debt	98,000	98,000	86,728	89,458	92,188
Total stockholders’ equity	690,997	746,953	372,109	412,408	393,591

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

Due to the subjective nature of the impairment analysis significant changes in the assumptions used to develop the estimate could materially affect the conclusion regarding the future cash flows necessary to support the valuation of long-lived assets, including goodwill. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The valuation of goodwill involves a high degree of judgment and consists of a comparison of the fair value of a reporting unit with its book value. Based on the assumptions underlying the valuation, impairment is determined by estimating the fair value of a reporting unit and comparing that value to the reporting unit’s book value. If the implied fair value is more than the book value of the reporting unit, an impairment loss is not indicated. If impairment exists, the fair value of the reporting unit is allocated to all of its assets and liabilities excluding goodwill, with the excess amount representing the fair value of goodwill. An impairment loss is measured as the amount by which the book value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill.

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

Goodwill and intangible assets amounted to $48.1 million as of December 31, 2011.

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

 We accrue a tax reserve for additional income taxes and interest, which may become payable in future years as a result of audit adjustments by tax authorities.  The reserve is based on management’s assessment of all relevant information, and is periodically reviewed and adjusted as circumstances warrant.  As of December 31, 2011, our income tax reserves are approximately $5.0 million and relate to the potential income tax audit adjustments, primarily in the areas of income allocation, foreign depreciation allowances and state taxes.

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

Recent Developments

In December 2009 we entered into a Settlement Agreement and Mutual Release pursuant to which our joint venture with THQ was terminated as of December 31, 2009 and we are to receive fixed payments from THQ in the aggregate amount of $20.0 million. We received and recorded as income $6.0 million in each of June 2010 and 2011 and we expect to receive $4.0 million on each of June 30, 2012 and 2013 which we will record as income on a cash basis as received.

On October 14, 2011, we acquired all of the stock of Moose Mountain Toymakers Limited, a Hong Kong company, and a related New Jersey company, Moose Mountain Marketing, Inc. (collectively, “Moose Mountain”).  The total initial consideration of $31.5 million consisted of $16.0 million in cash and the assumption of liabilities in the amount of $15.5 million, and resulted in goodwill of $13.5 million. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $5.3 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria.  The fair value of the expected earn-out is included in goodwill and assumed liabilities as of December 31, 2011.  Moose Mountain is a leading designer and producer of foot to floor ride-ons, inflatable environments, wagons, pinball machines and tents and was included in our results of operations from the date of acquisition.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	Years Ended December 31,
	2009	2010	2011
Net Sales	100.0%	100.0%	100.0%
Cost of Sales	74.8	67.2	71.4
Gross profit	25.2	32.8	28.6
Selling, general and administrative expenses	28.2	26.1	28.4
Write-down of intangible assets	1.0	—	―
Write-down of goodwill	50.7	—	―
Reorganization charges	1.6	—	―
Income (loss) from operations	(56.3)	6.7	0.2
Profit (loss) from video game joint venture	(2.0)	0.8	0.9
Equity in net income (loss) of joint venture	—	—	―
Interest income	—	—	0.1
Interest expense	(1.0)	(0.9)	(1.2)
Income (loss) before provision (benefit) for income taxes	(59.3)	6.6	―
Provision (benefit) for income taxes	(11.3)	0.3	(1.3)
Net income (loss)	(48.0)%	6.3%	1.3%

The following table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Years Ended December 31,
	2009	2010	2011

Net Sales
Traditional Toys and Electronics	$439,382	$358,356	$348,852
Role Play, Novelty and Seasonal Toys	364,322	388,912	328,899
	803,704	747,268	677,751
Cost of Sales
Traditional Toys and Electronics	339,791	238,157	247,951
Role Play, Novelty and Seasonal Toys	260,985	264,161	235,810
	600,776	502,318	483,761
Gross Margin
Traditional Toys and Electronics	99,589	120,199	100,901
Role Play, Novelty and Seasonal Toys	103,339	124,751	93,089
	$202,928	$244,950	$193,990

As of December 31, 2010 the Company realigned its segments to align more closely with how management evaluates the business performance of the Company. The products included in the realigned segments are detailed in Part I, Item 1 of the Company’s 10K report. Prior period results have been conformed to the new segment reporting structure.

Comparison of the Years Ended December 31, 2011 and 2010

Net Sales

Traditional Toys and Electronics.   Net sales of our Traditional Toys and Electronics segment were $348.9 million in 2011, compared to $358.4 million in 2010, representing a decrease of $9.5 million, or 2.7%.  The decrease in net sales was primarily due to lower unit sales of our UFC® and TNA® action figures and accessories, JAKKS™ dolls based on Taylor Swift®, JAKKS™ dolls based on Disney Fairies® and Disney Princess®, electronics based on TV Games and EyeClops® brands, and other JAKKS products, including Real Construction™ activity products , Girl Gourmet® and pet toy products. This was offset in part by increases in unit sales of some products, including In My Pocket & Friends™, Cabbage Patch Kids®, Smurfs® and Pokémon® figures and accessories.

Role Play, Novelties and Seasonal Products.  Net sales of our Role Play, Novelties and Seasonal Products were $328.9 million in 2011, compared to $388.9 million in 2010, representing a decrease of $60.0 million, or 15.4%.  The decrease in net sales was primarily due to decreases in unit sales of our Halloween costumes and accessories, and role-play and dress-up toys, including those based on Disney Princess® and Disney Fairies®.

Cost of Sales

Traditional Toys and Electronics.  Cost of sales of our Traditional Toys and Electronics segment was $248.0 million, or 71.1% of related net sales, in 2011, compared to $238.2 million, or 66.5% of related net sales in 2010, representing an increase of $9.8 million, or 4.1%.  This percentage cost of sales increase is primarily due to charges in 2011 of $12.8 million related to the write-down of license advances and minimum guarantees that are not expected to be earned through sales of that licensed product. Excluding these one-time charges, cost of sales was $235.2 million in 2011, representing a decrease of $3.0 million in 2011 , or 1.3%, which primarily consisted of a decrease in product costs of $4.6 million, which is in line with the lower volume of sales.  Excluding the one-time charges, product costs as a percentage of sales increased primarily due to the mix of the product sold and higher sales of closeout product.  Excluding the one-time charges, royalty expense for our Traditional Toys and Electronics segment increased by $3.0 million and increased as a percentage of net sales due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalty rates.  Our depreciation of molds and tools decreased by $1.4 million primarily due to decreased purchases of molds and tools in this segment.

Role Play, Novelties and Seasonal Products.  Cost of sales of our Role Play, Novelties and Seasonal Products segment was $235.8 million, or 71.7% of related net sales in 2011, compared to $264.2 million, or 67.9% of related net sales in 2010, representing a decrease of $28.4 million, or 10.7%.  This percentage cost of sales increase is partially due to charges in 2011of $5.3 million related to the write-down of license advances and minimum guarantees that are not expected to be earned out through sales of that licensed product.  Excluding these one-time charges, cost of sales was $230.5 million, representing a decrease of  $33.7 million in 2011, or 12.8%, which primarily consisted of a decrease in product costs of $28.0 million, which is in line with the lower volume of sales.  Product costs as a percentage of net sales increased primarily due to the mix of the product sold.  Excluding the one-time charges, royalty expense decreased by $5.8 million, which is in line with the lower volume of sales.  Royalty expense as a percentage of net sales was comparable year over year.   Our depreciation of molds and tools is comparable year over year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $192.7 million in 2011 and $194.8 million in 2010, constituting 28.4% and 26.1% of net sales, respectively.  The overall decrease of $2.1 million in such costs was primarily due to decreases in direct selling expenses ($5.5 million), stock based compensation ($2.8 million), and depreciation and amortization ($1.4 million), offset by increases in general and administrative expenses ($6.5 million), and  product development ($1.1 million).  The increase in general and administrative expenses is primarily due to increases in legal and financial advising fees related to the unsolicited indication of interest to acquire the Company ($3.7 million), legal expense ($1.6 million), other professional fees ($0.7 million) and travel expenses ($1.2 million), and employee relocation expenses ($0.5 million), offset in part by decreases in donation expenses ($0.9 million) and insurance expense ($0.4 million).  Product development expenses increased as a result of new product line launches in 2012 such as Monsuno™ and Winx Club®.  The decrease in direct selling expenses is primarily due to decreases in variable selling expenses related to the lower volume of sales in 2011.  The decrease in depreciation and amortization is mainly due to a decrease in amortization expense related to intangible assets other than goodwill ($0.9 million).

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

These reorganization charges relate to our Traditional segment and are included in Reorganization Charges in the consolidated statements of operations.  The components of the reorganization charges are as follows (in thousands):

	Accrued Balance			Accrued Balance
	December 31, 2010	Accrual	Actual	December 31, 2011
Lease abandonment costs	$5,264	—	$(1,780)	$3,484

Total reorganization charges	$5,264	—	$(1,780)	$3,484

Profit from Video Game Joint Venture

We recognized $6.0 million in income related to our video game joint venture in 2010 and 2011.  Pursuant to a Settlement Agreement and Mutual Release dated December 22, 2009, the joint venture was terminated on December 31, 2009.  On each of June 30, 2010 and 2011, we received a fixed payment from THQ in the amount of $6.0 million, which was recognized as income during the second quarter.  Additionally, we are to receive future payments in the amount of  $4.0 million on each of June 30, 2012 and 2013 which we will record as income on a cash basis over the term (see “Legal Proceedings”).

Interest Income

Interest income in 2011 was $0.4 million, comparable to $0.3 million in 2010.

Interest Expense

Interest expense was $8.2 million in 2011, as compared to $6.7 million in 2010.  In 2011, we recorded interest expense of $8.0 million related to our convertible senior notes payable and net interest expense of $0.2 million related to uncertain tax positions taken or expected to be taken in a tax return.  In 2010, we recorded interest expense of $8.9 million related to our convertible senior notes payable and offset in part by a net benefit of $1.6 million related to uncertain tax positions taken or expected to be taken in a tax return.

Provision for Income Taxes

Our income tax benefit, which includes federal, state and foreign income taxes, was $9.0 million, or an effective tax rate of 1,671% for 2011. During 2010, the income tax expense was $2.7 million, or an effective tax provision rate of 5.41%.

Included in the tax benefit of $9.0 million are discrete tax benefits of $2.1 million. These tax benefits are comprised of $0.3 million reduction of uncertain tax positions related to foreign depreciation due to statute expiration, $1.7 million benefit related to state tax apportionment changes and an adjustment to record various outstanding state tax refunds. (see Note 12 of the Notes to Condensed Consolidated Financial Statements). Absent these discrete tax benefits, the Company’s effective tax rate for 2011 is 1,288%, primarily due to a decrease in the Company’s consolidated earnings.

In 2010, included in the tax expense of $2.7 million were discrete tax benefits of $10.3 million. These tax benefits were comprised of $4.7 million reduction of uncertain tax positions due to settlement of 2003-2006 IRS exams and statute expirations, $4.0 million benefit related to a refund received from the IRS for previously filed amended returns, and $1.7 million benefit attributable to a transfer pricing adjustment.  Absent these discrete tax benefits, the Company’s effective tax rate for 2010 would have been 26.2%.

As of December 31, 2011, we had net deferred tax assets of approximately $81.6 million.

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

These reorganization charges relate to our Traditional segment and are included in Reorganization Charges in the consolidated statements of operations.  The components of the reorganization charges are as follows (in thousands):

	Accrued Balance			Accrued Balance
	December 31, 2009	Accrual	Actual	December 31, 2010
Lease abandonment costs	$9,842	—	$(4,578)	$5,264
Employee severance	3	—	(3)	—
Fixed asset write-off	134	—	(134)	—
Other	165	—	(165)	—
Total reorganization charges	$10,144	—	$(4,880)	$5,264

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

Interest Income

Interest income in 2010 was $0.3 million, comparable to $0.3 million in 2009.

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

	2010				2011
	First	Second	Third	Fourth	First		Second	Third	Fourth
(unaudited)	Quarter	Quarter	Quarter	Quarter	Quarter		Quarter	Quarter	Quarter

Net sales	$77,345	$123,255	$348,677	$197,991	$72,323		131,930	332,419	141,079
As a % of full year	10.4%	16.5%	46.7%	26.4%	10.7%		19.5%	49.0%	20.8%
Gross Profit	25,233	43,229	110,957	65,531	24,271		45,092	105,670	18,957
As a % of full year	10.3%	17.6%	45.3%	26.8%	12.5%		23.2%	54.5%	9.8%
As a % of net sales	32.6%	35.1%	31.8%	33.1%	33.6%		34.2%	31.8%	13.4%
Income (loss) from operations	(13,628)	1,274	51,579	10,972	(14,790)		1,998	50,068	(35,996)
As a % of full year	(27.1)%	2.5%	102.8%	21.8%	(1,155.5%	)	156.1%	3,911.6%	(2,812.2% )
As a % of net sales	(17.6)%	1.0%	14.8%	5.5%	(20.4%	)	1.5%	15.1%	(25.5% )
Income (loss) before provision (benefit) for income taxes	(14,768)	4,362	50,131	10,017	(16,716)		6,087	48,081	(37,990)
As a % of net sales	(19.1)%	3.5%	14.4%	5.1%	(23.1%	)	4.6%	14.5%	(26.9% )
Net income (loss)	(5,157)	2,975	40,360	8,871	(10,575)		4,240	34,825	(20,018)
As a % of net sales	(6.7)%	2.4%	11.6%	4.5%	(14.6%	)	3.2%	10.5%	(14.2% )
Diluted (loss) earnings per share	$(0.19)	0.11	$1.23	$0.30	$(0.39)		0.16	1.10	(0.77)
Weighted average shares and equivalents outstanding	27,393	27,388	33,974	33,880	27,217		27,096	32,922	25,839

Quarterly and year-to-date computations of income (loss) per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

In the second quarter of 2010, we incurred a one-time pre-tax charge relating to the benefit payment to the estate of Jack Friedman pursuant to his employee agreement.

During the second quarter of 2010, we redeemed  the remaining $20.3 million of our 4.625% Convertible Senior Notes which was offered to the Company for redemption, which reduced the diluted share count by 1 million shares.

Debt with Conversion and Other Options

The provisions of ASC 470-20, “Debt with Conversion and Other Options” are applicable to the 4.5% convertible notes, see Note 11, Convertible Senior Notes.  ASC 470-20 requires the Company to separately account for the liability (debt) and equity (conversion feature) components of the Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods. The company allocated $13.7 million of the $100.0 million principal amount of the Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense through November 1, 2014.  Accordingly, the company’s effective annual interest rate on the Notes will be approximately 7.9%. The Notes are classified as long-term debt in the balance sheet at December 31, 2011 based on their November 1, 2014 maturity date.   Debt issuance costs of approximately $3.7 million are being amortized to interest expense over the five year term of the Notes.

Recent Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that provides a consistent definition of fair value and common requirements of and disclosure about fair value between GAAP and International Financial Reporting Standards (“IFRS”). The guidance states the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets. Enhanced disclosure requirements will require companies to disclose quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements for recurring Level 3 fair value measurements. For assets and liabilities not recorded at fair value but where fair value is disclosed, companies must report the level in the fair value hierarchy of assets and liabilities. This new guidance is effective for interim and annual periods beginning January 1, 2012, and the Company does not anticipate a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 , which defers specific requirements to present reclassification adjustments for each component of accumulated other comprehensive income. ASU 2011-05 will be retroactively effective for the Company in the first quarter of 2012.  Since the Company already presents two separate but consecutive statements of operations and comprehensive income, this adoption will not have a material effect on the consolidated financial statements.

 In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company early adopted ASU 2011-08 for its annual goodwill impairment test conducted as of October 1, 2011.

Liquidity and Capital Resources

As of December 31, 2011, we had working capital of $374.7 million, compared to $387.3 million as of December 31, 2010. This decrease was primarily attributable to the cash used by our investing activities.

Operating activities provided net cash of $44.3 million in 2011, as compared to $67.5 million in 2010. Net cash was provided primarily by changes in working capital. Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable for the three months ended December 31, 2011 increased from approximately 56 days as of December 31, 2010 to approximately 67 days as of December 31, 2011. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of December 31, 2011, we had cash and cash equivalents of $257.3 million.

Our investing activities used net cash of $36.3 million in 2011, as compared to $13.2 million in 2010, consisting primarily of cash paid for the Moose Mountain Acquisition of $16.0 million, Tollytots earn out of $1.7 million, Kids Only earn out of $3.7 million, and the purchase of office furniture and equipment and molds and tooling of $12.5 million used in the manufacturing of our products and other assets.  In 2010, our investing activities consisted primarily of cash paid for the Kids Only earn out of $1.9 million, and the purchase of office furniture and equipment and molds and tooling of $11.6 million used in the manufacturing of our products and other assets. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 14% payable on net sales of such products. As of December 31, 2011, these agreements required future aggregate minimum guarantees of $58.1 million, exclusive of $46.5 million in advances already paid. Of this $58.1 million future minimum guarantee, $40.3 million is due over the next twelve months.

Our financing activities used net cash of $29.1 million in 2011, consisting of cash paid for the repurchase of our common stock.  In 2010, financing activities used cash of $30.8 million, consisting of cash paid for the repurchase of our common stock, and the retirement of previously existing convertible notes.

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 31, 2011 and is based on information appearing in the notes to the consolidated financial statements (in thousands):

	Less than 1 year	1 – 3 years	3 – 5 years		More Than 5 years	Total
Long-term debt	$—	$100,000	$	―	$—	$100,000
Interest on long-term debt	4,500	12,878		―	—	17,378
Operating leases	13,678	23,162		11,324	4,520	52,684
Minimum guaranteed license/royalty payments	40,295	17,671		170	―	58,136
Employment contracts	8,584	9,995		1,240	—	19,819
Total contractual cash obligations	$67,057	$163,706		$12,734	$4,520	$248,017

The above table excludes any potential uncertain income tax liabilities that may become payable upon examination of the Company’s income tax returns by taxing authorities. Such amounts and periods of payment cannot be reliably estimated. See Note 12 to the financial statements for further explanation of the Company’s uncertain tax positions.

On October 14, 2011, we acquired all of the stock of Moose Mountain Toymakers Limited, a Hong Kong company, and a related New Jersey company, Moose Mountain Marketing, Inc. (collectively, “Moose Mountain”).  The total initial consideration of $31.5 million consisted of $16.0 million in cash and the assumption of liabilities in the amount of $15.5 million, and resulted in goodwill of $13.5 million. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $5.3 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria.  The fair value of the expected earn-out is included in goodwill and assumed liabilities as of December 31, 2011.  Moose Mountain is a leading designer and producer of foot to floor ride-ons, inflatable environments, wagons, pinball machines and tents and was included in our results of operations from the date of acquisition.

In October 2010, our Board of Directors authorized us to repurchase up to $30.0 million of our common stock.  As of December 31, 2011, we purchased 1,771,633 shares at an aggregate cost of approximately $30.0 million.

In October 2008, we acquired substantially all of the assets of Tollytots Limited.  The total initial consideration of $26.8 million consisted of $12.0 million in cash and the assumption of liabilities in the amount of $14.8 million, and resulted in goodwill of $4.1 million, all of which has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. In the first earn-out period ended December 31, 2009, no portion of the earn-out was earned, while $1.7 million was earned for each of the second and third earn-out periods ended December 31, 2010 and 2011.  Tollytots is a leading designer and producer of licensed baby dolls and baby doll pretend play accessories based on well-known brands and was included in our results of operations from the date of acquisition.

In October 2008, we acquired all of the stock of Kids Only, Inc. and a related Hong Kong company, Kids Only Limited (collectively, “Kids Only”).  The total initial consideration of $23.8 million consisted of $20.4 million in cash and the assumption of liabilities in the amount of $3.4 million, and resulted in goodwill of $13.2 million, all of which has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.6 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. For the earn-out periods ended September 30, 2009, 2010 and 2011, $1.9 million, $1.9 million and $1.8 million were earned, respectively.  Kids Only is a leading designer and producer of licensed indoor and outdoor kids’ furniture, and has an extensive portfolio which also includes baby dolls and accessories, room décor and a myriad of other children’s toy products  and was included in our results of operations from the date of acquisition.

In November 2009, we sold an aggregate of $100.0 million of 4.50% Convertible Senior Notes due 2014 (the “Notes”). The Notes are senior unsecured obligations of the Company, will pay interest semi-annually at a rate of 4.50% per annum and will mature on November 1, 2014. The initial conversion rate was 63.2091 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment in certain circumstances. As a result of the cash dividends of $0.10 per share declared by the Board of Directors paid on each of October 3, 2011 and January 3, 2012, the new conversion rate will be 63.9329 shares of JAKKS common stock per $1,000 principal amount of notes (or approximately $15.64 per share).  Prior to August 1, 2014, holders of the Notes may convert their Notes only upon specified events. Upon conversion, the Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Holders of the Notes may require us to repurchase for cash all or some of their Notes upon the occurrence of a fundamental change (as defined in the Notes).

We believe that our cash flows from operations and cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. We intend to finance our long-term liquidity requirements out of net cash provided by operations and net cash and cash equivalents.  As of December 31, 2011, we do not have any off-balance sheet arrangements.

During the last three fiscal years ending December 31, 2011, we do not believe that inflation has had a material impact on our net sales and revenues and on income from continuing operations.

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

Interest Rate Risk

In November 2009, we issued convertible senior notes payable of $100.0 million with a fixed interest rate of 4.50% per annum which remain outstanding as of December 31, 2011. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

Foreign Currency Risk

We have wholly-owned subsidiaries in Hong Kong, China, the United Kingdom, France, Spain, France and Canada. Sales are generally made by these operations on FOB China or Hong Kong terms and are denominated in U.S. dollars. However, purchases of inventory and Hong Kong operating expenses are typically denominated in Hong Kong dollars and local operating expenses in China are denominated in local currency, thereby creating exposure to changes in exchange rates. Changes in the Chinese Yuan or Hong Kong dollar/U.S. dollar exchange rates may positively or negatively affect our gross margins, operating income and retained earnings.  The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to US$1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. Our mainland China operations are funded in the Chinese Yuan. We do not believe that near-term changes in these exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Hong Kong dollar or Chinese Yuan.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JAKKS Pacific, Inc.
Malibu, California

We have audited the accompanying consolidated balance sheets of JAKKS Pacific, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JAKKS Pacific, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), JAKKS Pacific, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Los Angeles, California
March 15, 2012

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2011
	(In thousands, except
	share data)
Assets
Current assets
Cash and cash equivalents	$278,346	$257,258
Marketable securities	207	214
Accounts receivable, net of allowance for uncollectible accounts of $2,778 and $3,069, respectively	122,476	103,637
Inventory, net	43,230	47,019
Income tax receivable	19,052	24,166
Deferred income taxes	23,576	34,505
Prepaid expenses and other	25,275	30,686
Total current assets	512,162	497,485
Property and equipment
Office furniture and equipment	12,127	13,606
Molds and tooling	57,103	61,005
Leasehold improvements	6,920	6,788
Total	76,150	81,399
Less accumulated depreciation and amortization	59,204	65,213
Property and equipment, net	16,946	16,186
Deferred income taxes	58,848	47,081
Intangibles	23,437	21,753
Other long term assets	12,643	3,670
Investment in joint venture	74	2,736
Goodwill, net	6,988	24,015
Trademarks, net	2,308	2,308
Total assets	$633,406	$615,234
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$35,886	$26,430
Accrued expenses	54,476	50,780
Reserve for sales returns and allowances	28,378	43,440
Capital lease obligation	27	―
Income taxes payable	6,143	2,183
Total current liabilities	124,910	122,833
Convertible senior notes, net	89,458	92,188
Other liabilities	1,625	1,630
Income taxes payable	5,005	4,992
Total liabilities	220,998	221,643
Commitments and Contingencies
Stockholders’ equity
Preferred shares, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 27,610,952 and 25,943,214 shares issued in 2010 and 2011 respectively; 27,319,624 and 25,943,214 shares outstanding, respectively	28	26
Additional paid-in capital	302,425	274,532
Treasury Stock at cost; 291,238 and nil shares in 2010 and 2011, respectively	(5,641)	―
Retained earnings	119,884	123,174
Accumulated other comprehensive loss	(4,288)	(4,141)
Total stockholders’ equity	412,408	393,591
Total liabilities and stockholders’ equity	$633,406	$615,234

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2010	2011
	(In thousands, except per share amounts)
Net sales	$803,704	$747,268	$677,751
Cost of sales	600,776	502,318	483,761
Gross profit	202,928	244,950	193,990
Selling, general and administrative expenses	227,036	194,753	192,710
Write-down of intangible assets	8,221	—	―
Write-down of goodwill	407,125	—	―
Reorganization charges	12,994	—	―
Income (loss) from operations	(452,448)	50,197	1,280
Profit (loss) from video game joint venture	(16,128)	6,000	6,000
Equity in net income/(loss) of joint venture	—	(56)	(34)
Interest income	318	333	412
Interest expense	(7,930)	(6,732)	(8,196)
Income (loss) before provision (benefit) for income taxes	(476,188)	49,742	(538)
Provision (benefit) for income taxes	(90,678)	2,693	(9,010)
Net income (loss)	$(385,510)	$47,049	$8,472
Basic earnings (loss) per share	$(14.02)	$1.71	$0.32
Basic weighted number of shares	27,502	27,491	26,760
Diluted earnings (loss) per share	$(14.02)	$1.52	$0.32
Diluted weighted number of shares	27,502	34,513	26,893

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2009	2010	2011
	(In thousands)
Other comprehensive income (loss):
Net income (loss)	$(385,510)	$47,049	$8,472
Foreign currency translation adjustment	1	(60)	147
Other comprehensive income (loss)	$(385,509)	$46,989	$8,619

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011
(In thousands)

	Common Stock					Accumulated
				Additional		Other	Total
	Number		Treasury	Paid-in	Retained	Comprehensive	Stockholders’
	of Shares	Amount	Stock	Capital	Earnings	Loss	Equity
Balance, December 31, 2008	27,521	$28	—	$292,809	$458,345	$(4,229)	$746,953
Exercise of options	3	—	—	40	—	—	40
Excess tax deficiency on stock options	—	—	—	(487)	—	—	(487)
Restricted stock grants	483	—	—	4,179	—	—	4,179
Compensation for vested stock options	—	—	—	173	—	—	173
Retirement of restricted stock	(368)	—	—	(1,498)	—	—	(1,498)
Net loss	—	—	—	—	(385,510)	—	(385,510)
Debt discount	—	—	—	13,650	—	—	13,650
Deferred tax liability on debt discount	—	—	—	(5,392)	—	—	(5,392)
Foreign currency translation adjustment	—	—	—	—	—	1	1
Balance, December 31, 2009	27,639	28	—	303,474	72,835	(4,228)	372,109
Excess tax deficiency on stock options	—	—	—	(713)	—	—	(713)
Restricted stock grants	298	—	—	4,619	—	—	4,619
Reversal of stock option compensation	—	—	—	(224)	—	—	(224)
Retirement of common stock	(292)	—	—	(4,554)	—	—	(4,554)
Repurchase of common stock	—	—	(5,641)	—	—	—	(5,641)
Retirement of restricted stock	(34)	—	—	(177)	—	—	(177)
Net income	—	—	—	—	47,049	—	47,049
Foreign currency translation adjustment	—	—	—	—	—	(60)	(60)
Balance, December 31, 2010	27,611	28	(5,641)	302,425	119,884	(4,288)	412,408
Exercise of options	18	―	―	276	―	―	276
Exercise of warrants	100	―	―	1,135	―	―	1,135
Excess tax benefit on stock options	―	―	―	363	―	―	363
Restricted stock grants	141	―	―	1,594	―	―	1,594
Dividends declared	―	―	―	―	(5,182)	―	(5,182)
Retirement of common stock	(1,772)	(2)	5,641	(29,998)	―	―	(24,359)
Retirement of restricted stock	(155)	―	―	(1,263)	―	―	(1,263)
Net income	―	―	―	―	8,472	―	8,472
Foreign currency translation adjustment	―	―	―	―	―	147	147
Balance, December 31, 2011	25,943	$26	―	$274,532	$123,174	$(4,141)	$393,591

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2010	2011
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(385,510)	$47,049	$8,472
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	35,964	28,657	25,931
Share-based compensation expense	4,352	4,395	1,594
Loss on disposal of property and equipment	3,317	74	470
Write-down of intangible assets	8,221	—	—
Write-down of goodwill	407,125	—	—
Write-down of debt issuance costs	1,973	495	—
Investments in joint ventures	46,119	6,653	34
Deferred income taxes	(88,663)	(10,168)	(628)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	17,657	7,454	27,816
Inventory	50,848	(8,773)	(3,020)
Prepaid expenses and other	(578)	2,534	2,936
Income tax receivable	(12,727)	15,962	(5,114)
Accounts payable	(19,819)	(5,268)	(16,700)
Accrued expenses	14,619	(9,575)	(8,330)
Income taxes payable	4,913	(5,640)	(4,269)
Reserve for sales returns and allowances	10,580	(5,519)	15,062
Other liabilities	378	(865)	5
Total adjustments	484,279	20,416	35,787
Net cash provided by operating activities	98,769	67,465	44,259
Cash flows from investing activities
Purchases of property and equipment	(16,330)	(11,605)	(12,455)
Change in other assets	(2,434)	193	271
Proceeds from sale of property and equipment	—	99	26
Investment in joint venture	—	—	(2,696)
Change in deposits	529	—	—
Cash paid for net assets of businesses acquired	(12,253)	(1,875)	(21,429)
Net purchases of marketable securities	(7)	(5)	(7)
Net cash used in investing activities	(30,495)	(13,193)	(36,290)
Cash flows from financing activities
Proceeds from stock options exercised	40	—	276
Proceeds from warrants exercised	—	—	1,135
Common stock surrendered	(1,498)	(177)	(1,263)
Common stock repurchased	—	(10,195)	(24,359)
Dividends paid	—	—	(5,182)
Repayment of capital lease obligations	(261)	(129)	(27)
Retirement of convertible notes	(77,738)	(20,262)	—
Proceeds from sale of convertible notes	100,000	—	—
Bank fees related to sale of convertible notes	(3,500)	—	—
Tax benefit from stock options exercised	―	―	363
Net cash (used in) provided by financing activities	17,043	(30,763)	(29,057)
Net (decrease) increase in cash and cash equivalents	85,317	23,509	(21,088)
Cash and cash equivalents, beginning of year	169,520	254,837	278,346
Cash and cash equivalents, end of year	$254,837	$278,346	$257,258
Cash paid during the period for:
Interest	$4,213	$4,880	$4,534
Income taxes	$5,939	$22,539	$(7,249)

See Notes 5 and 18 for additional supplemental information to consolidated statements of cash flows.

See notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  The Company has never experienced any losses related to these balances.  All of the Company’s non-interest bearing cash balances were fully insured at December 31, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012.  Under the program, there is no limit to the amount of insurance for eligible accounts.  Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Credit is granted to customers on an unsecured basis. Credit limits and payment terms are established based on extensive evaluations made on an ongoing basis throughout the fiscal year of the financial performance, cash generation, financing availability, and liquidity status of each customer. Customers are reviewed at least annually, with more frequent reviews performed as necessary, based on the customer’s financial condition and the level of credit being extended. For customers who are experiencing financial  difficulties, management performs additional financial analyses before shipping to those customers on credit. The Company uses a variety of financial arrangements to ensure collectability of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment.

The Company records an allowance for doubtful accounts based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging, customer disputes, and the collectability of specific customer accounts.

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

Revenue recognition

Revenue is recognized upon the shipment of goods to customers or their agents, depending on terms, provided that there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable, and collectability is reasonably assured.

The Company provides a negotiated allowance for breakage or defects to its customers, which is recorded when the related revenue is recognized. However, the Company does make occasional exceptions to this policy and consequently accrues a return allowance in gross sales based on historic return amounts and management estimates.

The Company also will occasionally grant credits to facilitate markdowns and sales of slow moving merchandise. These credits are recorded as a reduction of gross sales at the time of occurrence. The Company’s reserve for sales returns and allowances increased by $15.0 million from $28.4 million as of December 31, 2010 to $43.4 million as of December 31, 2011. This increase is primarily due to the Company granting additional allowances to certain customers in 2011 compared to 2010.

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31 (in thousands):

		Fair Value Measurements
	Carrying Amount as of	As of December 31, 2010
	December 31, 2010	Level 1	Level 2	Level 3

Cash equivalents	$163,474	$163,474	$—	$—
Marketable securities	207	207	—	—
	$163,681	$163,681	$—	$—

		Fair Value Measurements
	Carrying Amount as of	As of December 31, 2011
	December 31, 2011	Level 1	Level 2	Level 3

Cash equivalents	$85,343	$85,343	$—	$—
Marketable securities	214	214	—	—
	$85,557	$85,557	$—	$—

The Company’s accounts receivable, accounts payable and accrued expenses represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of fair value.

The fair value of the $100.0 million of convertible senior notes payable for the years ended December 31, 2010, and 2011 was approximately $135.8 and $113.9 million, respectively, based on the most recent quoted market price.

As of June 30, 2009, a review of the Company’s “Child Guidance”, “Play Along” and other divisions associated with its Craft and Activity product lines’ historic, current and forecasted operating results (Level 3 Fair Value Measurement) indicated that the carrying amount of these finite-lived intangible assets may not be recoverable from the sum of future undiscounted cash flows. As a result, the tradenames “Child Guidance” and “Play Along” and certain tradenames associated with its Craft and Activity product lines were written down to their fair value of zero, resulting in an impairment charge of approximately $8.2 million included in write-down of intangible assets in the consolidated statements of operations.  Goodwill was tested by estimating the fair value of the reporting unit using a consideration of market multiples and a discounted cash flow model (Level 3 Fair Value Measurement) and was written down to its implied fair value, which was zero as of June 30, 2009, resulting in an impairment charge of approximately $407.1 million included in write-down of goodwill in the consolidated statements of operations. See Note 6, Goodwill, and Note 7, Intangible Assets Other Than Goodwill, for additional information.

For the years ended December 31, 2010 and 2011, there was no impairment to the value of the Company’s non-financial assets.

Inventory

Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs and in-bound freight and duty, is valued at the lower of cost (first-in, first-out) or market, net of inventory obsolescence reserve, and consists of the following (in thousands):

	December 31,
	2010	2011
Raw materials	$3,340	$2,428
Finished goods	39,890	44,591
	$43,230	$47,019

Property and equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over their estimated useful lives as follows:

Office equipment	5 years
Automobiles	5 years
Furniture and fixtures	5 - 7 years
Leasehold improvements	Shorter of length of lease or 10 years

The Company uses the usage method as its depreciation methodology for molds and tools used in the manufacturing of its products, which is more closely correlated to production of goods.  The Company believes that the usage method more accurately matches costs with revenues.  Furthermore, the useful estimated life of molds and tools is two years.

For the years ended December 31, 2009, 2010, and 2011, the Company’s aggregate depreciation expense related to property and equipment was $22.2 million, $15.7 million and $13.9 million, respectively.

Advertising

Production costs of commercials and programming are charged to operations in the period during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the period incurred. Advertising expense for the years ended December 31, 2009, 2010 and 2011, was approximately $18.4 million, $15.4 million and $15.5 million, respectively.

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

Foreign Currency Translation Exposure

The Company’s reporting currency is the US dollar. The translation of its net investment in subsidiaries with non-US dollar functional currencies subjects the Company to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at year-end exchange rates. Income, expense, and cash flow items are translated at average exchange rates prevailing during the year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss/gain within stockholders’ equity. The Company’s primary currency translation exposures in 2009, 2010 and 2011 were related to its net investment in entities having functional currencies denominated in the Hong Kong dollar.

Foreign Currency Transaction Exposure

Currency exchange rate fluctuations may impact the Company’s results of operations and cash flows. The Company’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income in the consolidated statement of operations. Inventory purchase transactions denominated in the Hong Kong dollar were the primary transactions that cause foreign currency transaction exposure for the Company in 2009, 2010 and 2011.

Accounting for the impairment of finite-lived intangible assets

Long-lived assets with finite lives, which include property and equipment and intangible assets other than goodwill, are evaluated at least annually for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.  Finite-lived intangible assets consist primarily of product technology rights, acquired backlog, customer relationships, product lines and license agreements. These intangible assets are amortized over the estimated economic lives of the related assets. There were no impairments for years ended December 31, 2010 and 2011.

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

During 2009, the Company determined that the significant decline in its market capitalization is likely to be sustained.   The Company’s market capitalization was not significantly affected by the substantial resolution of the legal matter, and the lower revenue expectations for 2009 versus 2008 were factors that indicated that an interim goodwill impairment test was required. As a result, the Company determined that $407.1 million, or all of the goodwill related to previous acquisitions, including the acquisition of Disguise in December 2008, was impaired. This amount is included in Write-down of Goodwill in the accompanying consolidated statements of operations.

During 2009, the Company determined that the tradenames “Child Guidance” and “Play Along” and certain tradenames associated with our Craft and Activity product lines would either be discontinued, or were under performing.   Consequently, the intangible assets associated with these tradenames were written off to Write-down of intangible assets, resulting in a charge of $8.2 million.

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

Share-based Compensation

The Company measures all employee stock-based compensation awards using a fair value method and records such expense in its consolidated financial statements.  The Company recorded $0.2 million of stock option expense in 2009, while recording $0.2 million reversal of stock option compensation in 2010, and nil in 2011.  The company recorded $4.2 million, $4.6 million, and $1.6 million of restricted stock expense, in 2009, 2010, and 2011, respectively.  See Note 16 for further details relating to share based compensation.

Earnings per share

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings per share (“EPS”) for the periods presented (in thousands, except per share data):

	2009
		Weighted
		Average
	Loss	Shares	Per Share
Basic EPS
Loss available to common stockholders	$(385,510)	27,502	$(14.02)
Effect of dilutive securities:
Assumed conversion of convertible senior notes	―	―
Options and warrants	―	―
Unvested restricted stock grants	―	―
Diluted EPS
Loss available to common stockholders plus assumed exercises and conversion	$(385,510)	27,502	$(14.02)

	2010
		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$47,049	27,491	1.71
Effect of dilutive securities:
Assumed conversion of convertible senior notes	5,434	6,785
Options and warrants	―	44
Unvested restricted stock grants	―	193
Diluted EPS
Income available to common stockholders plus assumed exercises and conversion	$52,483	34,513	1.52

	2011
		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$8,472	26,760	0.32
Effect of dilutive securities:
Options and warrants	―	22
Unvested restricted stock grants	―	111
Diluted EPS
Income available to common stockholders plus assumed exercises and conversion	$8,472	26,893	0.32

Basic earnings per share has been computed using the weighted average number of common shares outstanding. Diluted earnings per share has been computed using the weighted average number of common shares and common share equivalents outstanding (which consist of warrants, options and convertible debt to the extent they are dilutive). For the year ended December 31, 2009, the convertible notes interest and related common share equivalent of 5,236,733, diluted options and warrants of 24,333 and unvested restricted stock grants outstanding of 376,886 were excluded from the diluted earnings per share calculation because they were anti-dilutive.  For the year ended December 31, 2011, the convertible notes interest and related common share equivalent of 6,332,232 were excluded from the diluted earnings per share calculation because they were anti-dilutive.  Potentially dilutive stock options of 394,150, 301,499 and 171,119 for the year ended December 31, 2009, 2010 and 2011, respectively, were excluded from the computation of diluted earnings per share as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and to have included them would have been anti-dilutive.  Potentially dilutive restricted stock of 14,918, nil, and nil for the year ended December 31, 2009, 2010 and 2011, respectively, were excluded from the computation of diluted earnings per share since they would have been anti-dilutive.

Debt with Conversion and Other Options

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

Recent Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that provides a consistent definition of fair value and common requirements of and disclosure about fair value between GAAP and International Financial Reporting Standards (“IFRS”). The guidance states the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets. Enhanced disclosure requirements will require companies to disclose quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements for recurring Level 3 fair value measurements. For assets and liabilities not recorded at fair value but where fair value is disclosed, companies must report the level in the fair value hierarchy of assets and liabilities. This new guidance is effective for interim and annual periods beginning January 1, 2012, and the Company does not anticipate a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 , which defers specific requirements to present reclassification adjustments for each component of accumulated other comprehensive income. ASU 2011-05 will be retroactively effective for the Company in the first quarter of 2012.  Since the Company already presents two separate but consecutive statements of operations and comprehensive income, this adoption will not have a material effect on the consolidated financial statements.

 In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company early adopted ASU 2011-08 for its annual goodwill impairment test conducted as of October 1, 2011.

Note 3—Business Segments, Geographic Data, Sales by Product Group, and Major Customers

       The Company is a worldwide producer and marketer of children’s toys and other consumer products, principally engaged in the design, development, production, marketing and distribution of its diverse portfolio. In 2010, the Company re-aligned its products into two new categories to better reflect the business.  The Company’s reportable segments are Traditional Toys and Electronics, and Role Play, Novelty and Seasonal Toys each of which includes worldwide sales.

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

Segment performance is measured at the operating income level. All sales are made to external customers, and general corporate expenses have been attributed to the various segments based on sales volumes. Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances, goodwill, molds and tooling and other assets.

Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts as of December 31, 2010 and 2011 and for the three years in the period ended December 31, 2011 are as follows (in thousands):

	Years Ended December 31,
	2009	2010	2011
Net Sales
Traditional Toys and Electronics	$439,382	$358,356	$348,852
Role Play, Novelty and Seasonal Toys	364,322	388,912	328,899
	$803,704	$747,268	$677,751

	Years Ended December 31,
	2009	2010	2011
Operating Income (Loss)
Traditional Toys and Electronics	$(332,953)	$18,078	$(3,974)
Role Play, Novelty and Seasonal Toys	(119,495)	32,119	5,254
	$(452,448)	$50,197	$1,280

	Years Ended December 31,
	2009	2010	2011
Depreciation and Amortization Expense
Traditional Toys and Electronics	$26,113	$18,721	$16,955
Role Play, Novelty and Seasonal Toys	9,851	9,936	8,976
	$35,964	$28,657	$25,931

	December 31,
	2010	2011
Assets
Traditional Toys	$252,107	$269,411
Role Play, Novelty and Seasonal Toys	381,299	345,823
	$633,406	$615,234

Information as to the Company’s operations in different geographical areas is presented below on the basis the Company uses to manage its business.  Net revenues are categorized based on location of the customer, while long-lived assets are categorized based on the Company’s ownership. Tools, dyes and molds represent a substantial portion of the long-lived assets included in the United States with a net book value of $10.1 million in 2010 and $10.4 million in 2011 and substantially all of these assets are located in China. The following table’s present information about the Company by geographic area as of December 31, 2010 and 2011 and for the three years ended December 31, 2011 (in thousands):

	December 31,
	2010	2011
Long-lived Assets
United States	$16,023	$15,274
Hong Kong	923	912
	$16,946	$16,186

	Years Ended December 31,
	2009	2010	2011
Net Sales by Geographic Area
United States	$671,249	$633,900	$569,233
Europe	61,457	46,965	43,225
Canada	36,824	32,927	29,538
Hong Kong	5,090	7,319	2,898
Other	29,084	26,157	32,857
	$803,704	$747,268	$677,751
Major Customers

Net sales to major customers were as follows (in thousands, except for percentages):

	2009		2010		2011
		Percentage of		Percentage of		Percentage of
	Amount	Net Sales	Amount	Net Sales	Amount	Net Sales
Wal-Mart	$219,226	27.3%	$171,515	23.0%	$166,928	24.6%
Target	136,334	16.9	115,416	15.5	131,781	19.4
Toys ‘R’ Us	91,298	11.4	111,180	14.9	85,087	12.6
	$446,858	55.6%	$398,111	53.4%	$383,796	56.6%

No other customer accounted for more than 10% of the Company’s total net sales.

At December 31, 2010 and 2011, the Company’s three largest customers accounted for approximately 52.5% and 41.3%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

Note 4—Joint Ventures

The Company owned a fifty percent interest in a joint venture with THQ Inc. (“THQ”) to develop and publish video games on various platforms based on the World Wrestling Entertainment franchise. Pursuant to a Settlement Agreement and Mutual Release dated December 22, 2009, the joint venture was terminated on December 31, 2009 and THQ is obligated to pay the Company an aggregate of $20.0 million in fixed payments of $6.0 million on each of June 30, 2010 and 2011 and $4.0 million on each of June 30, 2012 and 2013 which the Company will record as income on a cash basis when received (see Note 20).  The Company received the first two fixed payments from THQ as agreed in the amount of $6.0 million each, which were recognized as income during the quarter received.  The Company recognized $6.0 million in income related to its video game joint venture in 2010 and 2011, as compared to a loss of $16.1 million in 2009.

The Company owns a fifty percent interest into a joint venture with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company. The joint venture was created to develop, produce and exploit a boys animated television show which it intends to license worldwide for television broadcast. The joint venture has already licensed the right to the Company to develop and market toys based on the television program and certain other merchandising rights to third-parties. The Company is responsible for fifty percent of the operating expenses of the joint venture and for twenty-five percent of the production costs of the television show. The joint venture has approved 52 episodes of the show and has commenced production on the first 26 episodes for which the Company is responsible for an aggregate of approximately $1.7 million which was paid in 2011. The Company’s investment is being accounted for using the equity method.  During 2011 the Company had capital contributions of $2,696,670.  For the year ended December 31, 2011, the Company recognized a loss of $34,260 from the joint venture.

As of December 31, 2010 and December 31, 2011, the balance of the investment in the joint venture includes the following components (in thousands):

	December 31,	December 31,
	2010	2011
Capital Contributions	$130	$2,826
Equity in cumulative net (loss)	(56)	(90)
Investment in joint venture	$74	$2,736

Note 5—Business Combinations

The Company acquired the following entities to further enhance its existing product lines and to continue diversification into other toy categories and seasonal businesses:

In October 2008, the Company acquired substantially all of the assets of Tollytots Limited.  The total initial consideration of $26.8 million consisted of $12.0 million in cash and the assumption of liabilities in the amount of $14.8 million, and resulted in goodwill of $4.1 million, all of which has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. In the first earn-out period ended December 31, 2009, no portion of the earn-out was earned, while $1.7 million was earned for each of the second and third earn-out periods ended December 31, 2010 and 2011.  Tollytots is a leading designer and producer of licensed baby dolls and baby doll pretend play accessories based on well-known brands and was included in our results of operations from the date of acquisition.

In October 2008, the Company acquired all of the stock of Kids Only, Inc. and a related Hong Kong company, Kids Only Limited (collectively, “Kids Only”).  The total initial consideration of $23.8 million consisted of $20.4 million in cash and the assumption of liabilities in the amount of $3.4 million, and resulted in goodwill of $13.2 million, all of which has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.6 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. For the earn-out periods ended September 30, 2009,  2010 and 2011, $1.9 million, $1.9 million and $1.8 million were earned, respectively.  Kids Only is a leading designer and producer of licensed indoor and outdoor kids’ furniture, and has an extensive portfolio which also includes baby dolls and accessories, room décor and a myriad of other children’s toy products  and was included in our results of operations from the date of acquisition.

In October 14, 2011, the Company acquired all of the stock of Moose Mountain Toymakers Limited, a Hong Kong company, and a related New Jersey company, Moose Mountain Marketing, Inc. (collectively, “Moose Mountain”).  The total initial consideration of $31.5 million consisted of $16.0 million in cash and the assumption of liabilities in the amount of $15.5 million, and resulted in goodwill of $13.5 million. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $5.3 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria.  The fair value of the expected earn-out of $4.6 million is included in goodwill and assumed liabilities as of December 31, 2011.  All future changes to the earn-out liability will be charged to income.  Moose Mountain is a leading designer and producer of foot to floor ride-ons, inflatable environments, wagons, pinball machines and tents and was included in our results of operations from the date of acquisition.

Refer to Note 6 for information on the write-down of goodwill.

Note 6—Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2011 are as follows (in thousands):

	Traditional Toys and Electronics	Role Play, Novelty and Seasonal Toys	Total
Balance, January 1, 2010:
Goodwill	$778	$793	$1,571
Adjustment to goodwill during the year	1,667	3,750	5,417
Balance December 31, 2010:	2,445	4,543	6,988
Balance, January 1, 2011:
Goodwill	2,445	4,543	6,988
Additions to goodwill during the year	13,485	―	13,485
Adjustment to goodwill during the year	1,667	1,875	3,542
Balance December 31, 2011:	$17,597	6,418	$24,015

During 2010 the Company re-aligned Goodwill based on new reporting units.  See Note 3 for further details.

The Company assesses goodwill and indefinite-lived intangible assets for impairment on an annual basis by reviewing relevant qualitative and quantitative factors. More frequent evaluations may be required if the Company experiences changes in its business climate or as a result of other triggering events that take place. If carrying value exceeds fair value, a possible impairment exists and further evaluation is performed.  The Company performed a qualitative assessment of its annual goodwill impairment as of October 1, 2011 and concluded that more likely than not the fair value of the goodwill is not less than its carrying amount.

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

In November 2011, the Company made an earn-out payment in the amount of $1.9 million related to the Kids Only acquisition.  In December 2011, the Company also recorded an earn-out related to the Tollytots acquisitions of $1.7 million.  These amounts were recorded as Goodwill in 2011.  Please refer to Note 5 for goodwill for current year acquisitions.

Note 7—Intangible Assets Other Than Goodwill

Intangible assets other than goodwill consist primarily of licenses, product lines, debt offering costs from the Company’s convertible senior notes and trademarks. Amortized intangible assets are included in the Intangibles and other, net, in the accompanying balance sheets. Trademarks are disclosed separately in the accompanying balance sheets. Intangible assets are as follows (in thousands):

		December 31, 2010			December 31, 2011
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)

Amortized Intangible Assets:
Acquired order backlog	.50	$2,393	(2,393)	—	$2,393	(2,393)	―
Licenses	4.96	85,788	(65,435)	20,353	91,488	(72,797)	18,691
Product lines	3.65	19,100	(18,592)	508	19,500	(18,787)	713
Customer relationships	5.28	6,296	(3,902)	2,394	7,096	(4,800)	2,296
Non-compete/ Employment contracts	3.84	3,133	(2,951)	182	3,133	(3,080)	53
Total amortized intangible assets		116,710	(93,273)	23,437	123,610	(101,857)	21,753
Deferred Costs:
Debt issuance costs	5.00	3,678	(856)	2,822	3,678	(1,592)	2,086
Unamortized Intangible Assets:
Trademarks	indefinite	2,308	―	2,308	2,308	―	2,308
		$122,696	(94,129)	28,567	$129,596	(103,449)	26,147

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

For the years ended December 31, 2009, 2010, and 2011, the Company’s aggregate amortization expense related to intangible assets and deferred costs was $13.1 million, $10.2 million and $9.3 million, respectively. The Company currently estimates continuing future amortization expense to be approximately (in thousands):

2012	$6,882
2013	6,516
2014	3,567
2015	2,189
2016	1,780
Thereafter	2,905
$23,839

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

At December 31, 2010 and 2011, the Company’s three largest customers accounted for approximately 52.5% and 41.3%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

Note 9—Accrued Expenses

Accrued expenses consist of the following (in thousands):

	2010	2011
Royalties	$22,624	$22,193
Bonuses	6,417	1,020
Employee salaries and benefits	1,939	2,497
Unearned revenue	—	760
Sales commissions	2,255	617
Interest expense	750	750
Molds and tools	1,825	1,746
Reorganization charges	5,264	3,484
Advertising commitment	3,000	2,106
Professional fees	—	1,924
Acquisition earn-out	—	4,634
Inventory liabilities	5,273	3,319
Other	5,129	5,730
	$54,476	$50,780

In addition to royalties currently payable on the sale of licensed products during the quarter, the Company records a liability as Accrued Royalties for the estimated shortfall in achieving minimum royalty guarantees pursuant to certain license agreements (Note 15).

The Company incurred reorganization charges in the fourth quarter of 2009 to consolidate and stream-line its existing business functions.  This was especially necessary given the decreased volume of consolidated sales in 2009 from 2008 and the added general and administrative expenses from the three acquisitions made at the end of 2008.  Reorganization charges relate to the termination of lease obligations, one-time severance termination benefits, fixed asset write-offs and other contract terminations and are accounted for in accordance with “Exit and Disposal Cost Obligations” ASC 420-10.

These reorganization charges relate to the Company’s Traditional Toys and Electronics segment and are included in Reorganization Charges in the consolidated statements of operations.  The components of the reorganization charges are as follows (in thousands):

	Accrued Balance			Accrued Balance
	December 31, 2010	Accrual	Payments	December 31, 2011
Lease abandonment costs	$5,264	$—	$(1,780)	$3,484
Total reorganization charges	$5,264	$—	$(1,780)	$3,484

Note 10—Related Party Transactions

A director of the Company is a partner in a law firm that acts as counsel to the Company. The Company incurred legal fees and expenses to the law firm in the amount of approximately $2.5 million in 2009, $2.7 million in 2010 and $3.4 million in 2011. As of December 31, 2010 and 2011, legal fees and reimbursable expenses of $1.1 million and $0.8 million, respectively, were payable to this law firm.

Note 11—Convertible Senior Notes

Convertible senior notes consist of the following (in thousands):

	December 31,
	2010	2011
4.50% Convertible senior notes (due 2014)	$100,000	$100,000
	$100,000	$100,000

In November 2009, the Company sold an aggregate of $100.0 million of 4.50% Convertible Senior Notes due 2014 (the “Notes”). The Notes are senior unsecured obligations of the Company, will pay interest semi-annually at a rate of 4.50% per annum and will mature on November 1, 2014. The initial conversion rate was 63.2091 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment in certain circumstances. As a result of the cash dividend of $0.10 per share declared by the Board of Directors paid on October 3, 2011 and January 3, 2012, the new conversion rate will be 63.9329 shares of JAKKS common stock per $1,000 principal amount of notes (or approximately $15.64 per share).  Prior to August 1, 2014, holders of the Notes may convert their Notes only upon specified events. Upon conversion, the Notes may be settled, at the Company’s election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Holders of the Notes may require us to repurchase for cash all or some of their Notes upon the occurrence of a fundamental change (as defined in the Notes).

The provisions of ASC 470-20, “Debt with Conversion and Other Options” are applicable to the 4.50% convertible notes. ASC 470-20 requires the Company to separately account for the liability (debt) and equity (conversion feature) components of the Notes in a manner that reflects the company’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods. The Company allocated $13.7 million of the $100.0 million principal amount of the Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense through November 1, 2014.  Accordingly, the Company’s effective annual interest rate on the Notes will be approximately 7.9%. The Notes are classified as long-term debt in the balance sheet at December 31, 2011 based on their November 1, 2014 maturity date.   Debt issuance costs of approximately $3.7 million are being amortized to interest expense over the five year term of the Notes.

Key components of the 4.50% convertible senior notes consist of the following (in thousands):

	December 31,
	2010	2011
Principal amount of notes	$100,000	$100,000
Unamortized discounts	(10,542)	(7,812)
Net carrying amount of the convertible notes	$89,458	$92,188

	Years Ended December 31,
	2009	2010	2011
Contractual interest expense on the coupon	$641	4,500	4,500
Amortization of the discount component and debt issue fees recognized as interest expense	498	$3,466	$3,466
	$1,139	$7,966	$7,966

As of December 31, 2011, the unamortized discount was $7.8 million, which will be amortized over approximately 2.9 years, and the carrying amount of the equity component was $13.7 million. As of December 31, 2011, the conversion rate was equal to approximately $15.64 per share and the if-converted value of the Notes was $100.0 million.

Note 12—Income Taxes

The Company does not file a consolidated return with its foreign subsidiaries. The Company files federal and state returns and its foreign subsidiaries file returns in their respective jurisdictions.

The Company’s income tax benefit, which includes federal, state and foreign income taxes was $9.0 million, or an effective tax rate of 1671% for the year ended 2011. For the years ended 2009 and 2010, the provision for income taxes, which included Federal, state and foreign income taxes was a benefit of $90.7 million and an expense of $2.7 million, reflecting effective tax provision rates of 19.0% and 5.41%, respectively.

Included in the 2011 tax benefit of $9.0 million are discrete tax benefits of $2.1 million. These tax benefits are comprised of $0.3 million reduction of uncertain tax positions related to foreign depreciation due to statute expiration, $1.7 million benefit related to state tax apportionment changes and an adjustment to record various outstanding state tax refunds.

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

For the years ended 2010 and 2011, provision for income taxes includes Federal, state and foreign income taxes at effective tax rates of 5.41% and 1671%, respectively.  The increase in the effective rate in 2011 is primarily due to a decrease in the Company’s consolidated and United States earnings compared to 2010 and the recognition of certain discrete income tax adjustments. These discrete adjustments include $0.3 million reduction of uncertain tax positions related to foreign depreciation due to statute expiration and $1.7 million benefit related to state tax apportionment changes and an adjustment to record various outstanding state tax refunds. Exclusive of these discrete items, the effective tax rate would be 26.2% in 2010 and 1,288% for 2011.  The increase in the effective rate absent discrete items is due to the foreign rate differential between the United States and Hong Kong.  The foreign rate differential is impacted by the proportion of Hong Kong earnings to overall earnings and is expected to vary depending on the level of consolidated earnings.

For year ended 2011, the Company had net deferred tax assets of approximately $81.6 million.

Provision (benefit) for income taxes reflected in the accompanying consolidated statements of operations are comprised of the following (in thousands):

	2009	2010	2011
Federal	$(11,103)	$1,656	$(12,674)
State and local	(980)	3,290	(661)
Foreign	3,105	7,915	4,590
Total Current	(8,978)	12,861	(8,745)
APIC	(487)	(713)	363
Deferred	(81,213)	(9,455)	(628)
Total	$(90,678)	$2,693	$(9,010)

The components of deferred tax assets/(liabilities) are as follows (in thousands):

	2010	2011
Net deferred tax assets/(liabilities):
Current:
Reserve for sales allowances and possible losses	$1,764	$2,184
Accrued expenses	4,683	3,127
Federal and state net operating loss carryforwards	1,141	9,035
Prepaid Royalties	9,168	18,338
Accrued Royalties	7,440	2,081
Uncertain tax positions	—	―
Inventory	5,013	5,480
State income taxes	(4,985)	(6,767)
Other	(648)	1,027
Gross current	23,576	34,505
Valuation allowance related to state net operating loss carryforwards	—	―
Net Current	23,576	34,505
Long Term:
Property and equipment	4,302	3,777
Original issue discount interest	(15,336)	(20,273)
Goodwill and intangibles	65,697	61,076
Prepaid Royalties	—	―
Share Based Compensation	3,222	2,588
Income from joint venture	—	―
Other	963	(87)
Total long-term	58,848	47,081
Total net deferred tax assets/(liabilities)	$82,424	$81,586

Provision (benefit) for income taxes varies from the U.S. federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates:

	2009	2010	2011
Federal income tax expense (benefit)	(35.0)%	35.0%	35.0%
State income tax expense, net of federal tax effect	(2.4)	1.65	415.9
Effect of differences in U.S. and Foreign statutory rates	(0.6)	(14.55)	1031.8
Uncertain tax positions	(0.5)	(10.39)	54.2
Refund from IRS Exam	—	(8.03)	―
State tax refund adjustment	—	—	180.0
Goodwill write-down	17.1	—	―
Foreign NOLs	0.6	—	―
Other	1.8	1.73	(46.2)
	(19.0)%	5.41%	1670.7%

Deferred taxes result from temporary differences between tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. The temporary differences result from costs required to be capitalized for tax purposes by the U.S. Internal Revenue Code (“IRC”), and certain items accrued for financial reporting purposes in the year incurred but not deductible for tax purposes until paid. The Company has no valuation allowance on deferred tax assets since, in the opinion of management, it is more likely than not that the deferred tax assets will be realized.

The components of income (loss) before provision (benefit) for income taxes are as follows (in thousands):

	2009	2010	2011
Domestic	$(488,182)	$20,066	$(30,577)
Foreign	11,994	29,676	30,039
	$(476,188)	$49,742	$(538)

The Company has cumulative undistributed earnings of non-U.S. subsidiaries for which U.S. taxes have not been provided. These earnings are intended to be permanently reinvested outside the U.S. If future events necessitate that these earnings should be repatriated to the U.S., an additional tax expense and related liability may be required.

The Company uses a recognition threshold and measurement process for recording in the financial statements uncertain tax positions (“UTP”) taken or expected to be taken in a tax return.

Approximately $1.0 million of new Hong Kong based unrecognized tax positions (UTPs) were recognized in 2011. These UTPs are associated with a reserve for fixed assets depreciation in Hong Kong. In addition, approximately $1.0 million of Hong Kong based UTPs became de-recognized during 2011 which are primarily related to a release of a reserve for depreciation due to statute expirations. These items are included in the 2011 income tax provision.  During 2010, approximately $1.8 million of the liability for UTP was recognized.

Current interest on uncertain income tax liabilities is recognized as interest expense and penalties are recognized in selling, general and administrative expenses in the consolidated statement of operations. During 2009, the Company recognized $0.8 million of current year interest expense relating to UTPs.  During 2010, the Company de-recognized 1.6 million of current year interest expense relating to UTPs. During 2011, the Company recognized 0.2 million of current year interest expense relating to UTPs.

The following table provides further information of UTPs that would affect the effective tax rate, if recognized, as of December 31, 2011 (in millions):

Balance, January 1, 2009	$11.9
Current year additions	9.7
Current year reduction due to lapse of applicable statute of limitations	(4.8)
Balance, January 1, 2010	16.8
Current year additions	1.8
Current year reduction due to lapse of applicable statute of limitations	(13.6)
Balance, January 1, 2011	5.0
Current year additions	1.0
Current year reduction due to lapse of applicable statute of limitations	(1.0)
Balance, December 31, 2011	$5.0

Tax years 2007 through 2010 are still subject to examination in the United States and tax years 2005 through 2010 are still subject to examination in California.  The tax years 2005 through 2010 are still subject to examination in Hong Kong. In the normal course of business, the Company is audited by federal, state, and foreign tax authorities. The U.S. Internal Revenue Service is conducting a limited examination related to the 2009 U.S. federal income tax return. The Company was under examination by various state jurisdictions during 2011.  The ultimate resolution of these U.S. and state examinations, including matters that may be resolved within the next twelve months, is not yet determinable.

Note 13—Leases

The Company leases office, warehouse and showroom facilities and certain equipment under operating leases. Rent expense for the years ended December 31, 2009, 2010 and 2011 totaled $15.1 million, $15.3 million and $14.5 million, respectively. The following is a schedule of minimum annual lease payments (in thousands).

2012	$13,678
2013	12,546
2014	10,616
2015	7,198
2016	4,126
Thereafter	4,520
$52,684

Note 14—Common Stock, Preferred Stock and Warrants

The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.  On December 31, 2011, shares issued and outstanding were 25,943,214. On December 31, 2010 shares issued were 27,610,952 and shares outstanding were 27,319,624.

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

In October 2011, the Company issued 7,500 shares of common stock on the exercise of options at a value of $142,125.  Also in October 2011, the Company issued 3,957 shares of restricted stock as a value of $75,985 to as executive officer, which vest, subject to certain company financial performance criteria , over a four year period beginning in October 2011.

In December 2011, certain employees surrendered an aggregate of 6,118 shares of restricted stock at a value of $86,325 to cover their income taxes due on the 2011 vesting of shares granted them in 2009.  Also, in December 2011, the Company cancelled an aggregate of 31,399 shares of two executives restricted stock as a result of the financial performance criteria not being achieved.

All issuances of common stock, including those issued pursuant to stock option and warrant exercises, restricted stock grants and acquisitions, are issued from the Company’s authorized but not issued and outstanding shares.

During 2011, the Company declared a cash dividend of $0.10 per share to shareholders of record as of market close on September 12, 2011 and December 12, 2011.  Cash paid for these dividends were approximately $2.6 million and $2.6 million, respectively.

During 2003, the Company issued 100,000 fully vested warrants, expiring in 2013, in connection with license costs relating to its video game joint venture. The fair value of these warrants was approximately $1.1 million. All such warrants were exercised in 2011, and as of December 31, 2011, there are no remaining warrants outstanding.

In January 2010, the Company issued an aggregate of 240,000 shares of restricted stock at an aggregate value of approximately $2.9 million to two of its executive officers, of which 120,000 shares vested, subject to certain Company financial performance criteria, in January 2011, and 120,000 shares vested in July 2010.  In addition, an aggregate of 40,950 shares of restricted stock was issued to its five non-employee directors, which vested in January 2011, at an aggregate value of approximately $0.5 million.  Also in January 2010, the company cancelled an aggregate of 16,725 shares of restricted stock due to the termination of various employees.

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

In October 2010, the Company’s Board of Directors authorized it to repurchase up to $30.0 million of its common stock.  As of December 31, 2011, 1,771,633 shares at a value of $30.0 million were repurchased.  The repurchased stock represented approximately 6.8% of the company’s outstanding shares of common stock at the time of the repurchase, and were subsequently retired by the company.

In January 2009, the Company issued an aggregate of 240,000 shares of restricted stock at an aggregate value of approximately $5.0 million to two of its executive officers, which were to vest, subject to certain Company financial performance criteria, in January 2010 (which criteria were not met so the shares did not vest and were subsequently cancelled by the Company in December 2009), an aggregate of 30,340 shares of restricted stock to its five non-employee directors, which vested in January 2010, at an aggregate value of approximately $0.6 million, and an aggregate of 206,500 shares of restricted stock to its employees at an aggregate value of approximately $3.8 million, which vest over a three to five-year period. Additionally, 74,836 shares of restricted stock previously received by two executive officers were surrendered at a value of $1.4 million to cover their income taxes due on the 2009 vesting of the restricted stock granted to them in 2007 and 2008.  This restricted stock was subsequently retired by the Company.  Also, in January 2009, an employee surrendered 551 shares of restricted stock at a value of $11,367 to cover his income taxes due on the December 31, 2008 vested shares.  In February 2009, the Company issued 3,000 shares of restricted stock at a value of approximately $0.05 million to an employee, which vest over a five-year period.  Also in January 2009, the Company cancelled an aggregate of 13,000 shares of restricted stock due to the termination of various employees.

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

Future annual minimum royalty guarantees as of December 31, 2011 are as follows (in thousands):

2012	$40,295
2013	9,734
2014	5,934
2015	2,003
2016	170
Thereafter	―
$58,136

The Company has entered into employment and consulting agreements with certain executives expiring through December 31, 2015. The aggregate future annual minimum guaranteed amounts due under those agreements as of December 31, 2011 are as follows (in thousands):

2012	$8,584
2013	7,219
2014	2,776
2015	1,240
$19,819

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

Note 16—Share-Based Payments

Under its 2002 Stock Award and Incentive Plan ( the "Plan”), which incorporated its Third Amended and Restated 1995 Stock Option Plan, the Company has reserved 6,525,000 shares of its common stock for issuance upon the exercise of options granted under the Plan, as well as for the awarding of other securities. Under the Plan, employees (including officers), non-employee directors and independent consultants may be granted options to purchase shares of common stock and other securities (Note 14). The vesting of these options and other securities may vary, but typically vest on a step-up basis over a maximum period of 5 years and restricted shares typically vest over 1 to 6 years.  Share-based compensation expense is recognized on a straight-line basis over the requisite service period.

Restricted Stock

Under the Plan, share-based compensation payments may include the issuance of shares of restricted stock.  Historically, two executive officers were each entitled to be awarded 120,000 shares of restricted stock annually on each January 1 (through and including January 1, 2010); such awards typically vest 50% each on the first and second anniversaries of issuance, subject to acceleration.  Beginning in 2011, each executive officer’s restricted stock award grants are based on their employment contracts, which varies by individual and year, and are subject to vesting conditions.  Five non-employee directors, beginning in January 2010, receive grants of restricted stock at a value of $100,000 annually which vest after one year – this amount is prorated if a director is appointed within the year.  Lastly, and at the discretion of Management and approval of the Board, non-executive employees also receive restricted stock awards, which occurs approximately once per year.

During 2011, the Company issued a total of 141,480 shares of restricted stock, of which 49,769 shares of restricted stock were issued to one executive officer.  Additionally, the Company granted and issued an aggregate of 26,480 shares to its non-employee directors.  Lastly, the Company granted and issued an aggregate of 65,231 shares of restricted stock to its non-executive employees.  As of December 31, 2011, 142,184 shares of the restricted stock remained unvested, representing a weighted average grant date fair value of $2.6 million.

During 2010, the Company issued a total of 297,874 shares of restricted stock, of which 240,000 shares of restricted stock were issued to two executive officers.  Additionally, the Company granted and issued an aggregate of 47,874 shares to its non-employee directors.  Lastly, the Company granted and issued an aggregate of 10,000 shares of restricted stock to its non-executive employees.  As of December 31, 2010, 324,635 shares of restricted stock remained unvested, representing a weighted average grant date fair value of $4.9 million.

During 2009, the Company issued a total of 482,340 shares of restricted stock, of which 240,000 shares of restricted stock were issued to two executive officers; however, as of December 31, 2009 the Company will incur no expense related to this grant as the vest was contingent upon performance goals that were not achieved.  Additionally, the Company issued 6,068 shares to its five non-employee directors.  Lastly, the Company granted and issued an aggregate of 212,000 shares of restricted stock to its non-executive employees.  As of December 31, 2009, 436,443 shares of restricted stock remained unvested, representing a weighted average grant date fair value of $8.8 million.

            The table below summarizes the grant activity for the year ended December 31, 2011 and is broken down in the following three distinct groups because each group has unique characteristics: executives, board of directors, and employees:

Group Type	# Shares Granted	Average Grant Date Value	Vest Schedule Range
Executives	49,769	$18.27	1-6 year
Board of directors (non-executives)	26,480	18.22	1 year
Employees	65,231	18.38	3 - 5 years
Total	141,480	$18.31	1 – 6 years

The following tables summarize the restricted stock award activity, annually, for the years ended December 31, 2009, 2010 and 2011:

	Restricted Stock Awards
	Number of Shares	Weighted Average Exercise Price

Outstanding, December 31, 2008	454,758	$22.00
Awarded	482,340	$19.55
Released	(228,155)	$22.24
Forfeited	(272,500)	$20.28
Outstanding, December 31, 2009	436,443	$20.24
Awarded	297,874	$12.27
Released	(385,532)	$18.64
Forfeited	(24,150)	$17.98
Outstanding, December 31, 2010	324,635	$14.99
Awarded	141,480	$18.31
Released	(240,978)	$13.93
Forfeited	(82,953)	$18.32
Outstanding, December 31, 2011	142,184	$18.15

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

The amount of share-based compensation expense recognized in the years ended December 31, 2009, 2010 and 2011 is based on options granted prior to January 1, 2006 and restricted stock, and ultimately expected to vest, and it has been reduced for estimated forfeitures. The revised shared-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes the total share-based compensation expense and related tax benefits recognized (in thousands):

	Year Ended December 31,
	2009	2010	2011

Stock option compensation expense (benefit)	$173	$(224)	$	―
Tax benefit related to stock option compensation	$58	$—	$	―
Restricted stock compensation expense	$4,179	$4,619		$1,594
Tax benefit related to restricted stock compensation	$1,522	$1,788		$558

As of December 31, 2011, 801,068 shares were available for future grant. Additional shares may become available to the extent that options or shares of restricted stock presently outstanding under the Plan terminate or expire. Stock option activity pursuant to the Plan is summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding, December 31, 2008	477,515	$19.55
Granted	—	—
Exercised	(3,000)	13.48
Canceled	(29,800)	18.99
Outstanding, December 31, 2009	444,715	$19.63
Granted	—	—
Exercised	—	—
Canceled	(126,450)	20.64
Outstanding, December 31, 2010	318,265	$19.23
Granted	―	―
Exercised	(17,250)	15.03
Canceled	(118,100)	20.02
Outstanding, December 31, 2011	182,665	$19.11

The following characteristics apply to the Plan stock options that are fully vested, or expected to vest, as of December 31, 2011:

Aggregate intrinsic value of options outstanding	$22,180
Weighted-average contractual term of options outstanding (in years)	2.24
Number of options currently exercisable	182,665
Weighted-average exercise price of options currently exercisable	$19.11
Aggregate intrinsic value of options currently exercisable	$22,180
Weighted-average contractual term of currently exercisable (in years)	2.24

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Option Price	Number	Life	Exercise	Number	Exercise
Range	of Shares	in Years	Price	of Shares	Price
$0.00 – 9.99	—	—	$—	—	$—
$10.00 – 19.99	100,521	1.80	$17.35	100,521	$17.35
$20.00 – 50.00	82,144	2.78	$21.27	82,144	$21.27

Note 17—Employee Benefits Plan

The Company sponsors for its U.S. employees, a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Plan provided that employees may defer up to 50% of their annual compensation subject to annual dollar limitations, and that the Company will make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation. The Company suspended its matching contribution effective January 1, 2010 and restarted the matching contribution effective January 1, 2011.  Company matching contributions, which vest immediately, totaled $1.5 million, nil, and $2.1 million for 2009, 2010 and 2011, respectively.

Note 18—Supplemental Information to Consolidated Statements of Cash Flows

In 2011, an executive officer surrendered an aggregate of 57,096 shares of restricted stock at a value of $1.0 million to cover his income taxes due on the 2011 vesting of restricted shares granted to him in 2010 and 2011.  During 2011, certain employees surrendered an aggregate of 13,986 shares of restricted stock at a value of $0.2 million to cover their income taxes due on the 2011 vesting of the restricted shares granted them in 2006 and 2009.  Additionally, the Company recognized a $0.4 million tax benefit from the vesting of restricted stock.

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

Note 19—Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for the years 2010 and 2011 are summarized below:

	2010				2011
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Net sales	$77,345	123,255	348,677	197,991	$72,323	$131,930	$332,419	$141,079
Gross profit	$25,233	43,229	110,957	65,531	$24,271	$45,092	$105,670	$18,987
Income (loss) from operations	$(13,628)	1,274	51,579	10,972	$(14,790)	$1,998	$50,068	$(35,996)
Income (loss) before provision (benefit) for income taxes	$(14,768)	4,362	50,131	10,016	$(16,716)	$6,087	$48,081	$(37,990)
Net income (loss)	$(5,157)	2,975	40,360	8,871	$(10,575)	$4,240	$34,825	$(20,018)
Basic earnings (loss) per share	$(0.19)	0.11	1.47	0.33	$(0.39)	$0.16	$1.32	$(0.77)
Weighted average shares outstanding	27,393	27,672	27,379	27,260	27,217	26,948	26,476	25,839
Diluted earnings (loss) per share	$(0.19)	0.11	1.23	0.30	$(0.39)	$0.16	$1.10	$(0.77)
Weighted average shares and equivalents outstanding	27,393	27,388	33,974	33,880	27,217	27,096	32,922	25,839

Quarterly and year-to-date computations of income (loss) per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

Note 20 — Litigation

The Company is a party to, and certain of its property is the subject of, various other pending claims and legal proceedings that routinely arise in the ordinary course of its business. The Company does not believe that any of these claims or proceedings will have a material effect on its business, financial condition or results of operations.

Profit from Video Game Joint Venture

Pursuant to a Settlement Agreement and Mutual Release dated December 22, 2009, the joint venture was terminated on December 31, 2009.  As a result, we recognized $6.0 million in income related to our video game joint venture in 2010 and 2011, as compared to a loss of $16.1 million in 2009 relating primarily to an adjustment to our preferred return as a result of an arbitration decision and legal fees. In 2010 and 2011 we received payments from THQ of $6.0 million each, which was recognized as income from joint venture.  Additionally, we will receive future payments in the amount of $4.0 million on each of June 30, 2012 and 2013 which we will record as income on a cash basis since collectability of these payments is not reasonably assured.

Note 21 — Subsequent Events

On March 5, 2012, our board of directors unanimously adopted a stockholder rights plan and declared a dividend of one right for each outstanding share of our common stock.  The Board adopted the rights plan in response to Oaktree Capital Management's unsolicited and highly conditional indication of interest as well as a recent indication by Oaktree that it may accumulate additional shares of our stock in the open market.

The rights plan is designed to protect against any potential coercive or abusive takeover techniques and to help ensure that our stockholders are not deprived of the opportunity to realize full and fair value on their investment.  The plan, which was adopted following evaluation and consultation with our outside advisors, is similar to plans adopted by numerous publicly traded companies.

In connection with the adoption of the stockholder rights plan, our board of directors declared a dividend of one right for each share of our common stock held by stockholders of record as of the close of business on March 15, 2012.  Initially, the rights will not be exercisable and will trade with the shares of the Company's common stock.  Under the plan, the rights will generally be exercisable only 10 business days either after a person or group becomes an "acquiring person" by acquiring beneficial ownership of 10% or more of the Company's common stock or if a person or group commences a tender or exchange offer which, if consummated, would result in a person owning 10% or more of our common stock.  In addition, if a person or group acquires beneficial ownership of 10% or more of our common stock, each right will generally entitle the holder, other than the acquiring person or group, to acquire, for the exercise price of $80.00 per right, shares of our common stock (or, in certain circumstances, other consideration) having a market value equal to twice the right's then-current exercise price.  Our board of directors may redeem the rights at a price of $0.01 per right at any time up to ten business days after a person or group acquires beneficial ownership of 10% or more of our common stock.

The rights plan will continue in effect until March 4, 2013, unless earlier redeemed or exchanged for shares of common stock by the Company.

Stockholders are not required to take any actions to receive the rights distribution.  Until the rights become exercisable, outstanding stock certificates will represent both shares of our common stock and the rights.  The issuance of the rights will have no dilutive effect and will not impact our reported earnings per share.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JAKKS Pacific, Inc.
Malibu, California

The audits referred to in our report dated March 15, 2012 relating to the consolidated financial statements of JAKKS Pacific, Inc., which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule (Schedule II) listed in the accompanying index.  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
BDO USA, LLP
Los Angeles, California
March 15, 2012

JAKKS PACIFIC, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2009, 2010 and 2011

Allowances are deducted from the assets to which they apply, except for sales returns and allowances.

	Balance at	Charged to			Balance
	Beginning	Costs and			at End
	of Period	Expenses		Deductions	of Period
	(In thousands)
Year ended December 31, 2009:
Allowance for:
Uncollectible accounts	$2,005	$918		$(380)	$2,543
Reserve for potential product obsolescence	5,108	28,795	(a)	(24,031)	9,872
Reserve for sales returns and allowances	23,317	61,557		(50,977)	33,897
	$30,430	$91,270		$(75,388)	$46,312
Year ended December 31, 2010:
Allowance for:
Uncollectible accounts	$2,543	$1,086		$(851)	$2,778
Reserve for potential product obsolescence	9,872	6,844		(8,245)	8,471
Reserve for sales returns and allowances	33,897	52,412		(57,931)	28,378
	$46,312	$60,342		$(67,027)	$39,627
Year ended December 31, 2011:
Allowance for:
Uncollectible accounts	$2,778	461		(170)	3,069
Reserve for potential product obsolescence	8,471	8,099		(8,297)	8,273
Reserve for sales returns and allowances	28,378	67,947		(52,885)	43,440
	$39,627	$76,507		$(61,352)	$54,782

(a)	During the second quarter of 2009, the Company booked a charge of $24.0 million related to the write-down of certain excess and impaired inventory.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework . We believe that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

Management’s assessment did not include the internal controls of Moose Mountain Marketing, Inc. and Moose Mountain Toymakers Limited, due to the limited time between the respective purchase dates and management’s assessment.

Our independent registered public accounting firm has issued a report on our internal controls over financial reporting. This report appears below.

Report of the Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JAKKS Pacific, Inc.
Malibu, California

We have audited JAKKS Pacific, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). JAKKS Pacific, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Item 9A, “Management’s Annual Report on Internal Control over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Moose Mountain Marketing, Inc. and Moose Mountain Toymakers Limited which were acquired on October 14, 2011 (collectively “Moose Mountain”), and which are included in the consolidated balance sheets of JAKKS Pacific, Inc. as of December 31, 2011, and the related consolidated statements of operations, other comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended.  Moose Mountain constituted 5.1% and 5.8% of total assets and net assets, respectively, as of December 31, 2011, and 4.4% and 2.7% of revenues and net income, respectively, for the year then ended.  Management did not assess the effectiveness of internal control over financial reporting of Moose Mountain because of the timing of the acquisition which was completed during the year ended December 31, 2011.  Our audit of internal control over financial reporting of JAKKS Pacific, Inc. also did not include an evaluation of the internal control over financial reporting of Moose Mountain.

In our opinion, JAKKS Pacific, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of JAKKS Pacific, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Los Angeles, California
March 15, 2012

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Positions with the Company

Stephen G. Berman	47	Chief Executive Officer, President, Secretary and Director
Joel M. Bennett	50	Executive Vice President and Chief Financial Officer
John J. McGrath	46	Chief Operating Officer
Dan Almagor	57	Director
Marvin W. Ellin	78	Director
Robert E. Glick	65	Director
Michael G. Miller	63	Director
Murray L. Skala	65	Director

Stephen G. Berman has been our Chief Operating Officer and Secretary and one of our directors since co-founding JAKKS in January 1995. From February 17, 2009  through March 31, 2010 he was also our Co-Chief Executive Officer and has been our Chief Executive Officer since April 1, 2010.  Since January 1, 1999, he has also served as our President. From our inception until December 31, 1998, Mr. Berman was also our Executive Vice President. From October 1991 to August 1995, Mr. Berman was a Vice President and Managing Director of THQ International, Inc., a subsidiary of THQ. From 1988 to 1991, he was President and an owner of Balanced Approach, Inc., a distributor of personal fitness products and services.

John J. (Jack) McGrath is presently Chief Operating Officer. He was our Executive Vice President of Operations from December 2007 until August 2011 and became Chief Operating Officer in August 2011.  Mr. McGrath was our Vice President of Marketing from 1999 to August 2003 and became a Senior Vice President of Operations in August 2003 and Executive Vice President of Operations in December 2007. From January 1992 to December 1998, Mr. McGrath was Director of Marketing at Mattel Inc. and prior thereto he was a PFC in the U.S. Army. Mr. McGrath holds a Bachelor of Science degree in Marketing.

Joel M. Bennett joined us in September 1995 as Chief Financial Officer and was given the additional title of Executive Vice President in May 2000. From August 1993 to September 1995, he served in several financial management capacities at Time Warner Entertainment Company, L.P., including as Controller of Warner Brothers Consumer Products Worldwide Merchandising and Interactive Entertainment. From June 1991 to August 1993, Mr. Bennett was Vice President and Chief Financial Officer of TTI Technologies, Inc., a direct-mail computer hardware and software distribution company. From 1986 to June 1991, Mr. Bennett held various financial management positions at The Walt Disney Company, including Senior Manager of Finance for its international television syndication and production division. Mr. Bennett holds a Bachelor of Science degree in Accounting and a Master of Business Administration degree in Finance and is a Certified Public Accountant (inactive).

Dan Almagor has been one of our directors since September 2004.  Since March 1992, Mr. Almagor has served as the Chairman of ACG Inc., a global private equity organization which provides equity capital financing primarily to private companies.

Marvin W. Ellin has been one of our directors since October 2010. Mr. Ellin was a founding partner and the managing partner of Miller Ellin & Company LLP, a public accounting firm, for 50 years. The firm consisted of over 40 professionals and had extensive experience handling diverse clients with domestic and international operations including SEC filings, audit, tax compliance and financial advisory services. Mr. Ellin holds a Bachelor of Business Administration degree and a Juris Doctor degree and is a member of the AICPA, NYSSCPA and the New York State Bar Association. Miller Ellin & Company LLP was also a registered accounting firm with the PCAOB and a member of the Center for Public Company Audit Firms of the AICPA. Effective January 1, 2009 the firm merged into Rosen Seymour Shapss Martin & Company LLP and Mr. Ellin is a retired partner of such firm.

Robert E. Glick has been one of our directors since October 1996. For more than 20 years and until May, 2007, Mr. Glick was an officer, director and principal stockholder in a number of privately-held companies which manufacture and market women’s apparel.  Since May 2007, Mr. Glick has been a consultant to a publicly-held company which manufactures and markets women’s apparel.

Michael G. Miller has been one of our directors since February 1996. From 1979 until May 1998, Mr. Miller was President and a director of a group of privately-held companies, including a list brokerage and list management consulting firm, a database management consulting firm, and a direct mail graphic and creative design firm. Mr. Miller’s interests in such companies were sold in May 1998. Mr. Miller is currently President of Zenith Technologies, LLC, a private home appliance manufacturer.

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

Our executive compensation program is designed with three main objectives:

●	to offer a competitive total compensation opportunity that will allow us to continue to retain and motivate highly talented individuals to fill key positions;

●	to align a significant portion of each executive’s total compensation with our annual performance and the interests of our stockholders; and

●	reflect the qualifications, skills, experience and responsibilities of our executives

Administration and Process

Our executive compensation program is administered by the Compensation Committee.  The Compensation Committee receives legal advice from our outside general counsel and has retained Frederick W. Cook & Co., Inc. (“FWC), a compensation consulting firm, that provides advice directly to the Compensation Committee.  Historically, the base salary, bonus structure and the long-term equity compensation of our executive officers are governed by the terms of their individual employment agreements (see “-Employment Agreements and Termination of Employment Arrangements”) and we expect that to continue in the future.  With respect to our chief executive officer and president, and our chief operating officers the Compensation Committee, with input from FWC, establishes target performance levels for incentive bonuses based on a number of factors that are designed to further our executive compensation objectives, including our performance, the compensation received by similarly-situated executive officers at peer group companies, the conditions of the markets in which we operate and the relative earnings performance of peer group companies.

Pursuant to the terms Mr. Berman’s amended and restated 2010 employment agreement, during the first quarter of each year (except for 2011 which is set in the agreement), the Compensation Committee establishes the targeted level of our Adjusted EPS (as defined below) growth, and the corresponding bonus levels, as a percentage of base salary, Mr. Berman will earn if the target is met.  Pursuant to the terms of his employment agreement, this bonus is capped at a maximum of 200% of base salary, although the Compensation Committee has the authority, in its discretion, to increase the maximum.  The Compensation Committee also has wide discretion to set the target levels of Adjusted EPS and it is anticipated that it will work together with FWC to establish target levels that will accomplish the general objectives outlined above of also promoting growth and alignment with our shareholders’ interests.

As explained in greater detail below (see “Employment Agreements and Termination of Employment Arrangements”), Mr. Berman’s employment agreement also provides for an annual performance bonus.  The specific criteria for determining such bonus is contained in the employment agreement for 2010 and 2011.  Thereafter, the criteria for earning such bonus are to be established by the Compensation Committee.  This bonus, if earned, is payable partially in cash and partially in shares of restricted common stock.  Mr. Berman’s agreement also provides for an additional annual performance bonus, payable solely in shares of restricted stock, which can be earned by Mr. Berman if the Company’s performance meets certain criteria to be established by the Compensation Committee during the first quarter of each year.

Adjusted EPS is the net income per share of our common stock calculated on a fully-diluted basis in accordance with GAAP, applied on a basis consistent with past periods, as adjusted in the sole discretion of the Compensation Committee to take account of extraordinary or special items.

On August 23, 2011 we entered into an amended employment agreement with John J. (Jack) McGrath whereby he became Chief Operating Officer.  As disclosed in greater detail below, Mr. McGrath’s employment agreement also provides for fixed and adjustable bonuses payable based upon adjusted EPS, which targets are set in the agreement, based upon input from FWC, with the adjustable bonus capped at a maximum of 125% of base salary.

While the Compensation Committee does not establish target performance levels for our chief financial officer, it does consider similar factors when determining such officer’s bonus. The employment agreement for Mr. Bennett expired on December 31, 2009 and from January 1, 2010 through October 20, 2011 Mr. Bennett was an employee at will until his entry into a new employment agreement dated October 21, 2011. Prior to its expiration, the agreement authorized our Compensation Committee and Board of Directors to award an annual bonus to Mr. Bennett in an amount up to 50% of his salary as the Committee or Board determined in its discretion and also gave the Compensation Committee and the Board the discretionary authority to pay Mr. Bennett additional incentive compensation as it determined.  Mr. Bennett’s new employment agreement does not contain a limitation on the percentage of salary that can be granted as a bonus.

The current employment agreements with our named executive officers also gives the Compensation Committee the authority to award additional compensation to each of them as it determines in its sole discretion based upon criteria it establishes.

The Compensation Committee also annually reviews the overall compensation of our named executive officers for the purpose of determining whether discretionary bonuses should be granted. In 2011, FWC presented a report to the Compensation Committee comparing our performance, size and executive compensation levels to those of peer group companies. FWC also reviewed with the Compensation Committee the base salaries, annual bonuses, total cash compensation, long-term compensation and total compensation of our senior executive officers relative to those companies. The performance comparison presented to the Compensation Committee each year includes a comparison of our total shareholder return, earnings per share growth, sales, net income (and one-year growth of both measures) to the peer group companies. The Compensation Committee reviews this information along with details about the components of each named executive officer’s compensation.

Peer Group

One of the factors considered by the Compensation Committee is the relative performance and the compensation of executives of peer group companies. The peer group is comprised of a group of the companies selected in conjunction with FWC that we believe provides relevant comparative information, as these companies represent a cross-section of publicly-traded companies with product lines and businesses similar to our own throughout the comparison period.  The composition of the peer group is reviewed annually and companies are added or removed from the group as circumstances warrant. For the last fiscal year, the peer group companies utilized for executive compensation analysis, which remained the same as in the previous year (except that Emak Worldwide, Inc. is no longer included since it filed for the protection of the bankruptcy laws except and RC2 Corp. is no longer included since it was acquired by another company), were:

●	Activision, Inc.
●	Electronic Arts, Inc.
●	Hasbro, Inc.
●	Leapfrog Enterprises, Inc.
●	Mattel, Inc.
●	Kid Brands, Inc.
●	Take-Two Interactive, Inc.
●	THQ Inc.

Elements of Executive Compensation

The compensation packages for the Company’s senior executives have both performance-based and non-performance based elements. Based on its review of each named executive officer’s total compensation opportunities and performance, and our performance, the Compensation Committee determines each year’s compensation in the manner that it considers to be most likely to achieve the objectives of our executive compensation program. The specific elements, which include base salary, annual cash incentive compensation and long-term equity compensation, are described below.

The Compensation Committee has negative discretion to adjust performance results used to determine annual incentive and the vesting schedule of long-term incentive payouts to the named executive officers.  The Compensation Committee also has discretion to grant bonuses even if the performance targets were not met.

Base Salary

Mr. Berman received compensation in 2011 pursuant to the terms of his employment agreement; Mr. McGrath became an executive officer on August 23, 2011 pursuant to the terms of an amendment to his employment agreement and Mr. Bennett was an employee at will until entry into a new employment agreement on October 21, 2011.  As discussed in greater detail below, the employment agreement for Mr. Berman was to expire on December 31, 2010 and Mr. Bennett’s employment agreement expired on December 31, 2009.  Effective November 11, 2010, Mr. Berman entered into an amended and restated employment agreement. Pursuant to the terms of their employment agreements as in effect on December 31, 2011, Messrs. Berman, McGrath, and Bennett each receive a base salary which is increased automatically each year by $25,000 for Mr. Berman and $15,000 for each of Messrs. McGrath and Bennett pursuant to the terms of their respective employment agreements. Mr. Bennett’s prior employment agreement, which expired in 2009, did not provide for automatic annual increases in base salary.  Any further increase in base salary, as the case may be, is determined by the Compensation Committee based on a combination of two factors. The first factor is the Compensation Committee’s evaluation of the salaries paid in peer group companies to executives with similar responsibilities. The second factor is the Compensation Committee’s evaluation of the executive’s unique role, job performance and other circumstances. Evaluating both of these factors allows us to offer a competitive total compensation value to each individual named executive officer taking into account the unique attributes of, and circumstances relating to, each individual, as well as marketplace factors. This approach has allowed us to continue to meet our objective of offering a competitive total compensation value and attracting and retaining key personnel. Based on its review of these factors, the Compensation Committee determined not to increase the base salary of each of Messrs. Berman, McGrath and Bennett above the contractually required minimum increase in 2011 as unnecessary to maintain our competitive total compensation position in the marketplace.

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

The employment agreements as in effect on December 31, 2011 for Messrs. Berman and McGrath provided for an incentive cash bonus award based on a percentage of each participant’s base salary if the performance goals set by the Compensation Committee are met for that year.  The employment agreements mandated that the specific criteria to be used is growth in earnings per share and the Compensation Committee sets the various target thresholds to be met to earn increasing amounts of the bonus up to a maximum of 200% of base salary for Mr. Berman and 125% for Mr. McGrath, although the Compensation Committee has the ability to increase the maximum in its discretion.   During 2011, Messrs. Berman and McGrath were not entitled to a bonus based upon the target thresholds incorporated into their respective employment agreements.  Commencing in 2012, the Compensation Committee is required to meet to establish criteria for earning the annual performance bonus (and with respect to Mr. Berman, any additional annual performance bonus) during the first quarter of the year.

The employment agreements as in effect on December 31, 2011 for Messrs. Berman, McGrath and Bennett contemplate that the Compensation Committee may grant discretionary bonuses in situations where, in its sole judgment, it believes they are warranted.  The Compensation Committee approaches this aspect of the particular executive’s compensation package by looking at the other components of the executive’s aggregate compensation and then evaluating if any additional compensation is appropriate to meet our compensation goals.  As part of this review, the Compensation Committee, with significant input from FWC, collects information about the total compensation packages in our peer group and various indicia of performance by the peer group such as sales, one-year sales growth, net income, one-year net income growth, market capitalization, size of companies, one- and three-year stockholder returns, etc. and then compares such data to our corresponding performance data.  The Compensation Committee did not approve any discretionary bonuses for 2011.

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

Historically, our long-term compensation program has focused on the granting of stock options that vested over time.  However, commencing in 2006 we began shifting the emphasis of this element of compensation and we currently favor the issuance of restricted stock awards.  The Compensation Committee believes that the award of full-value shares that vest over time is consistent with our overall compensation philosophy and objectives as the value of the restricted stock varies based upon the performance of our common stock, thereby aligning the interests of our executives with our shareholders.  The Compensation Committee has also determined that awards of restricted stock are anti-dilutive as compared to stock options inasmuch as it feels that less restricted shares have to be granted to match the compensation value of stock options.

Mr. Berman’s 2010 amended and restated employment provides for annual grants of $500,000 of restricted stock which vest in equal annual installments through January 1, 2017, which is one year following the life of the agreement, subject to meeting the 3% vesting condition, as defined in the agreement.  Mr. McGrath’s amended employment agreement provides for annual grants of $75,000 of restricted stock which vests in equal installments over three years subject to meeting certain EPS milestones.  The Company did not meet the vesting requirements contained in either employment agreement for 2011 so both of Messrs. Berman and McGrath forfeited their stock awards for 2011.  As explained in greater detail below (see “Employment Agreements and Termination of Employment Arrangements”), Mr. Berman’s employment agreement also provides for an annual performance bonus.  The specific criteria for determining such bonus is contained in the employment agreement for 2010 and 2011.  Thereafter, the criteria for earning such bonus are to be established by the Compensation Committee.  This bonus, if earned, is payable partially in cash and partially in shares of restricted common stock.  Mr. Berman’s agreement also provides for an additional annual performance bonus, payable solely in shares of restricted stock, which can be earned by Mr. Berman if the Company’s performance meets certain criteria to be established by the Compensation Committee during the first quarter of each year.

After a review of all of the factors discussed above, the Compensation Committee determined that, in keeping with our compensation objectives, Mr. Berman was not awarded a bonus for 2011.

 Other Benefits and Perquisites

Our executive officers participate in the health and dental coverage, life insurance, paid vacation and holidays, 401(k) retirement savings plans and other programs that are generally available to all of the Company’s employees.

The provision of any additional perquisites to each of the named executive officers is subject to review by the Compensation Committee.  Historically, these perquisites include payment of an automobile allowance and matching contributions to a 401(k) defined contribution plan.  In 2011, the named executive officers were granted the following perquisite:  automobile allowance.  We value perquisites at their incremental cost to us in accordance with SEC regulations.

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

Change of Control/Termination Agreements

We recognize that, as with any public company, it is possible that a change of control may take place in the future.  We also recognize that the threat or occurrence of a change of control can result in significant distractions of key management personnel because of the uncertainties inherent in such a situation.  We further believe that it is essential and in our best interest and the interests of our shareholders to retain the services of our key management personnel in the event of the threat or occurrence of a change of control and to ensure their continued dedication and efforts in such event without undue concern for their personal financial and employment security. In keeping with this belief and its objective of retaining and motivating highly talented individuals to fill key positions, which is consistent with our general compensation philosophy, the employment agreement for named chief executive officers contain provisions which guarantee specific payments and benefits upon a termination of employment without good reason following a change of control of the Company.  In addition, the employment agreements also contain provisions providing for certain lump-sum payments in the event the executive is terminated without “cause” or if we materially breach the agreement leading the affected executive to terminate the agreement for good reason.

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

Compensation Risk Management

As part of its annual review of our executive compensation program, the Compensation Committee reviews with management the design and operation of our incentive compensation arrangements for senior management, including executive officers, to determine if such programs might encourage inappropriate risk-taking that could have a material adverse effect on the Company. The Compensation Committee considered, among other things, the features of the Company’s compensation program that are designed to mitigate compensation-related risk, such as the performance objectives and target levels for incentive awards (which are based on overall Company performance), and its compensation recoupment policy.  The Compensation Committee also considered our internal control structure which, among other things, limits the number of persons authorized to execute material agreements, requires approval of our board of directors for matters outside of the ordinary course and its whistle blower program.  Based upon the above, the Compensation Committee concluded that any risks arising from the Company’s compensation plans, policies and practices are not reasonably likely to have a material adverse effect on the Company.

Impact of Shareholder Advisory Vote

At our 2011 annual meeting, our shareholders overwhelmingly approved our current executive compensation with over 72% of all outstanding shares (whether or not voting) affirmatively giving their approval and over 76% of all shares actually voting on the issue.  Accordingly, we believe that this vote ratifies our executive compensation philosophy and policies, as currently adopted and implemented, and we intend to continue such philosophy and policies.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis (the “CD&A”) for the year ended December 31, 2011 with management. In reliance on the reviews and discussions referred to above, the compensation committee recommended to the board, and the board has approved, that the CD&A be furnished in the annual report on Form 10-K for the year ended December 31, 2011.

By the Compensation Committee of the Board of Directors: Robert E. Glick, Chairman Dan Almagor, Member Michael G. Miller, Member

The following table sets forth the compensation we paid for our fiscal years ended December 31, 2009, 2010 and 2011 to (i) our Chief Executive Officer; (ii) each of our other executive officers whose compensation exceeded $100,000 on an annual basis; and (iii) up to two additional individuals for whom disclosure would have been provided under the foregoing clause (ii) but for the fact that the individual was not serving as an executive officer of our Company at the end of the last completed fiscal year (collectively, the “Named Officers”).  Mr. McGrath became our Chief Operating Officer on August 23, 2011. Accordingly, the table below reflects Mr. McGrath’s income only for 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Stephen G. Berman	2011	1,140,000	―	―		—	—	—	34,500	1,174,500
Chief Executive Officer,	2010	1,115,000	1,413,000	1,863,900	(1)(2)	—	—	—	18,000	4,000,400
President and Secretary	2009	1,090,000	―	―		—	—	—	30,250	1,120,250

John J. McGrath Chief Operating Officer	2011	539,973	―	―		—	—	—	29,400	569,373

Joel M. Bennett	2011	420,000	―	—		—	—	—	34,000	454,000
Executive Vice	2010	420,000	100,000	—		—	—	—	12,000	532,000
President and Chief Financial Officer	2009	420,000	―	―		—	—	—	24,250	444,250

(1)
Pursuant to the 2002 Plan, on January 1, 2010, 120,000 shares of restricted stock were granted to the Named Officer, all of which were scheduled to vest on January 1, 2011 if we met certain financial criteria.  This criteria was met and Mr. Berman’s shares vested on such date.

(2)
Also includes 18,238 shares which vest in seven annual tranches (the first six equal to 14.5% of grant and the last equal to 13%) over six years; and 4,089 shares which vest in three equal tranches on December 31, 2011, 2012 and 2013.

(3)
Represents automobile allowances paid in the amount of $18,000 and $12,000 to each of Messrs. Berman and Mr. Bennett respectively, for 2009, 2010 and 2011 and $12,900 to Mr. McGrath for 2011; amount also includes matching contributions made by us to the Named Officer’s 401(k) defined contribution plan in the amount of $12,250, nil and $16,500, respectively, for Mr. Berman for 2009, 2010 and 2011, $12,250, nil and $22,000, respectively, for Mr. Bennett for 2009, 2010 and 2011 and $16,500 to Mr. McGrath for 2011. See “Employee Pension Plan.”

The following table sets forth certain information regarding all equity-based compensation awards outstanding as of December 31, 2011 by the Named Officers:

Outstanding Equity Awards At Fiscal Year-end

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Stephen G. Berman	—	—	—	—	—	18,319	$258,481	—	—

John J. Mcgrath	—	—	—	—	—	11,192	$157,919	—	—

Joel M. Bennett	—	—	—	—	—	—	—	—	—

(1)	The product of (x) $14.11 (the closing sale price of the common stock on December 30, 2011) multiplied by (y) the number of unvested restricted shares outstanding.

The following table sets forth certain information regarding amount realized upon the vesting and exercise of any equity-based compensation awards during 2011 by the Named Officers:
Options Exercises And Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Stephen G. Berman	—	—	124,008	2,254,141

John J. McGrath	—	—	7,033	108,986

Joel M. Bennett	—	—	—	—

(1)	Represents the product of (x) the closing sale price of the common stock on the date of vesting multiplied by (y) the number of restricted shares vested.

Potential Payments upon Termination or Change in Control

The following tables describe potential payments and other benefits that would have been received by each Named Officer at, following or in connection with any termination, including, without limitation, resignation, severance, retirement or a constructive termination of such Named Officer, or a change in control of our Company or a change in such Named Officer’s responsibilities on December 31, 2011.  The potential payments listed below assume that there is no earned but unpaid base salary at December 31, 2011.

Stephen G. Berman

	Upon Retirement	Quits For “Good Reason” (2)	Upon Death	Upon “Disability” (3)	Termination Without “Cause”	Termination For “Cause” (4)	Involuntary Termination In Connection with Change of Control(5)
Base Salary	$-	$4,560,000	$-	$-	$4,560,000	$-	$13,022,121	(6)
Restricted Stock - Performance-Based	-	-	-	-	-	-	-
Annual Cash Incentive Award (1)	-	-	-	-	-	-	-

(1) Assumes that if the Named Officer is terminated on December 31, 2011, they were employed through the end of the incentive period.

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

(6)  Under the terms of Mr. Berman’s employment agreement (see “ - Employment Agreements”), if a change of control occurs and within two years thereafter Mr. Berman is terminated without “Cause” or quits for “Good Reason”, then he has the right to receive a payment equal to 2.99 times his then current base amount as defined in the Code (which was $4,340,707 in 2011).

Joel M. Bennett

	Upon Retirement	Quits For “Good Reason” (2)	Upon Death	Upon “Disability” (3)	Termination Without “Cause”	Termination For “Cause” (4)	Involuntary Termination In Connection with Change of Control(5)
Base Salary	$-	$840,000	$-	$-	$840,000	$-	$840,000	(6)
Restricted Stock - Performance-Based	-	-	-	-	-	-	-
Annual Cash Incentive Award (1)	-	-	-	-	-	-	-

(1) Assumes that if the Named Officer is terminated on December 31, 2011, they were employed through the end of the incentive period.

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

(5) Section 280G of the Code disallows a company’s tax deduction for what are defined as “excess parachute payments” and Section 4999 of the Code imposes a 20% excise tax on any person who receives excess parachute payments.  As discussed above, Mr. Bennett is entitled to certain payments upon termination of his employment, including termination following a change in control of our Company.  Under the terms of his employment agreement (see “ - Employment Agreements”), Mr. Bennett is not entitled to any payments that would be an excess parachute payment, and such payments are to be reduced by the least amount necessary to avoid the excise tax.  Accordingly, our tax deduction would not be disallowed under Section 280G of the Code, and no excise tax would be imposed under Section 4999 of the Code.

(6)  Under the terms of Mr. Benett’s employment agreement (see “ - Employment Agreements”), if a change of control occurs and within two years thereafter Mr. Bennett is terminated without “Cause” or quits for “Good Reason”, then he has the right to receive a payment equal to the greater of two times his then current base salary or the payments due for the remainder of the term of his employment agreement.

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

The following table sets forth the compensation we paid to our non-employee directors for our fiscal year ended December 31, 2011:

Director Compensation

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dan Almagor	2011	140,000	96,493	—	—	—	—	236,493
Marvin W. Ellin	2011	115,000	96,493	—	—	—	—	211,493
Robert E. Glick	2011	115,000	96,493	—	—	—	—	211,493
Michael G. Miller	2011	110,000	96,493	—	—	—	—	206,493
Murray L. Skala	2011	75,000	96,493	—	—	—	—	171,493

(1) The value of the shares was determined by taking the product of (a) 5,296 shares of restricted stock multiplied by (b) $18.22, the last sales price of our common stock on December 31, 2010, as reported by Nasdaq, the date prior to the date the shares were granted, all of which shares vested on January 1, 2012.

Employment Agreements and Termination of Employment Arrangements

In March 2003 we amended and restated our employment agreement with Mr. Berman and we entered into a new amended and restated agreement with Mr. Berman on November 11, 2010. On July 17, 2007 we entered into a new employment agreement with Joel Bennett which expired on December 31, 2009 and we entered into a new employment agreement with Mr. Bennett on October 31, 2011.   We entered into an emended employment agreement with Mr. McGrath on August 23, 2011 when he became our Chief Operating Officer.

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

On August 23, 2011 we entered into an amended employment agreement with John J. (Jack) McGrath whereby he became our Chief Operating Officer.  The amended employment agreement, which runs through December 31, 2013, provides for an annual salary of $600,000; an annual increase over the prior year’s  base salary of at least $15,000; an annual award of $75,000 of restricted stock, subject to vesting in equal installments over three years, provided, however, that the initial vesting of the first installment of each year’s award is conditioned on “Adjusted” EPS (as defined in the amended agreement) for the fiscal year in which the shares are issued being equal to minimum “Adjusted” EPS as follows:  2011 vesting condition:  greater of $1.41 or 3% higher than 2010 “Adjusted” EPS; 2012 vesting: greater of $1.45 or 3% higher than 2011“Adjusted” EPS; and 2013 vesting condition: greater of $1.49 or 3% higher than “Adjusted” 2012 EPS.  The amended agreement also provides for an annual bonus opportunity of up to 125% of salary payable 50% in cash and 50% in restricted stock (with a four year vesting) based upon “Adjusted” EPS growth.  Bonus targets for 2011 range from $1.37 -$1.78.  The bonus targets for 2012 and 2013 will be set by the Compensation Committee.

On July 17, 2007, we entered into a new employment agreement with Mr. Bennett that expired on December 31, 2009, pursuant to which he received (i) a base salary of $400,000 per year; (ii) an annual discretionary bonus of up to 50% of his annual base salary, determined by the Compensation Committee or the Board of Directors; (iii) a $1,000 per month car allowance; and (iv) a one-time grant of 15,000 shares of restricted stock, vesting over three years in equal annual installments of 5,000 shares on December 31, 2007, 2008 and 2009, provided he remains employed by us on each vesting date.  Mr. Bennett has been working since January 1, 2010 without a contract.  Mr. Bennett’s salary for 2010, as determined by our compensation committee was $420,000.  In February 2011, our board of directors awarded Mr. Bennett a $100,000 cash bonus for his performance in 2010.

On October 21, 2011, we entered into an employment agreement with Joel M. Bennett, the Company’s Executive Vice President and Chief Financial Officer, with a term ending on December 31, 2013.  Pursuant to the new agreement, Mr. Bennett is entitled to an annual base salary of $420,000, to be increased annually by at least $15,000 over the prior year’s base salary, and will be eligible at the discretion of the Compensation Committee to receive bonuses or other compensation in the form of cash or equity-based awards upon the achievement of performance goals determined by the Board or the Compensation Committee.  In the event of Mr. Bennett’s termination of employment by the Company without “cause” or by Mr. Bennett for “good reason,” in each case other than within two years following a “change in control” (each as defined in the agreement), Mr. Bennett would be entitled to receive, in addition to accrued benefits, cash severance equal to the amount of base salary payable for the remainder of his term and continuation of his medical, hospitalization and dental insurance through the remainder of his term.  In the event of Mr. Bennett’s termination of employment by the Company without “cause” or by Mr. Bennett for “good reason” within two years following a “change of control,” Mr. Bennett would be entitled to receive, in addition to accrued benefits, severance equal to the higher of two times his annual base salary and his base salary payable for the remainder of his term.

The foregoing is only a summary of the material terms of our employment agreements with the Named Officers. For a complete description, copies of such agreements are annexed herein in their entirety as exhibits or are otherwise incorporated herein by reference.

On October 19, 2011, our Board of Directors approved the material terms of and adoption of our Company’s Change in Control Severance Plan (the “Severance Plan”), which applies to certain of our key employees.  None of our named executive officers participate in the Severance Plan.  The Severance Plan provides that if, within the two year period immediately following the “change in control” date (as defined in the Severance Plan), a participant has a qualifying termination of employment, the participant will be entitled to severance equal to a multiple of monthly base salary, which multiple is the greater of (i) the number of months remaining in the participant’s term of employment under his or her employment agreement and (ii) a number ranging between 12 and 18; accelerated vesting of all unvested equity awards; and continued health care coverage for the number of months equal to the multiple used to determine the severance payment.

 Employee Benefits Plan

We sponsor for our U.S. employees (including the Named Officers), a defined contribution plan under Section 401(k) of the Internal Revenue Code.  The Plan provided that employees may defer up to 50% of their annual compensation subject to annual dollar limitations, and that we will make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation. The Company suspended its matching contribution effective January 1, 2010 and restarted the matching contribution effective January 1, 2011.  Company matching contributions, which vest immediately, totaled $1.5 million, nil, and $2.1 million for 2009, 2010 and 2011, respectively.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 14, 2012 with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each Named Officer, and (4) all our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)(2)	Amount and Nature of Beneficial Ownership (s)(3)		Percent of Outstanding Shares(4)
Black Rock, Inc.	2,041,215	(5)	7.8
Dimensional Fund Advisors LP	2,278,716	(6)	8.8
AQR Capital Management, LLC	2,102,485	(7)	8.1
Dreman Value Management, L.L.C.	1,303,319	(8)	5.0
Oaktree FF Investment Fund, L.P.	1,334,017	(9)	5.1
The Vanguard Group, Inc.	1,362,409	(10)	5.2
Stephen G. Berman	179,316	(11)	*
John J. McGrath	20,540	(12)	*
Joel M. Bennett	37,866		*
Dan Almagor	61,228	(13)	*
Marvin W. Ellin	13,675	(14)	*
Robert E. Glick	77,805	(15)	*
Michael G. Miller	74,784	(16)	*
Murray L. Skala	82,284	(17)	*
All directors and executive officers as a group (7 persons)	547,498	(18)	2.1%

*	Less than 1% of our outstanding shares.

(1)	Unless otherwise indicated, such person’s address is c/o JAKKS Pacific, Inc., 22619 Pacific Coast Highway, Malibu, California 90265.

(2)
The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the Securities and Exchange Commission. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The percentage of our outstanding shares is calculated by including among the shares owned by such person any shares which such person or entity has the right to acquire within 60 days after March 14, 2012. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

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

(5)
The address of BlackRock, Inc. is 40 East 52nd Street, New York, NY 10022. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on February 13, 2012.

(6)
The address of Dimensional Fund Advisors LP (formerly known as Dimensional Fund Advisors, Inc.) is Palisades West, Building One, 6300 Bee Cove Road, Austin, TX 78746.  Possesses sole voting power over 2,247,005 shares.  All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on February 14, 2012.

(7)
The address of AQR Capital Management, LLC is Two Greenwich Plaza, 3rd Floor, Greenwich, CT 06830. Consists of 1,611,034 shares and 491,451 shares obtainable upon conversion of debt securities.  Possesses shared and dispositive power with respect to all of such shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed on February 14, 2012.

(8)
The address of Dreman Value Management, L.L.C. is Harborside Financial Center, Plaza 10, Suite 800, Jersey City, NJ 07311. Possesses sole voting power with respect to 220,667 of such shares and shared voting power with respect to 18,062 of such shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed on February 14, 2012.

(9)
Oaktree FF Investment Fund, L.P.  filed a Schedule 13G on February 14, 2012 jointly with Oaktree Principal Fund V (Delaware), L.P., Oaktree FF Investment Fund GP, L.P., Oaktree FF Investment Fund GP, Ltd., Oaktree Fund GP I, L.P., Oaktree Capital I, L.P., OCM Holdings I, LLC, Oaktree Holdings, LLC, Oaktree Fund GP, LLC, Oaktree Capital Management, L.P., Oaktree Holdings, Inc., Oaktree Capital Group, LLC, Oaktree Capital Group Holdings, L.P., and Oaktree Capital Group Holdings GP, LLC.  Five members of the group report owning 192,930 shares, two members of the group report owning 1,141,087 shares and seven members of the group report owning 1,334,017 shares.  All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G referred to above.

(10)
The address of The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, PA 19355. Possesses sole voting power with respect to 40,301 of such shares, sole dispositive power to 1,322,108 shares and shared dispositive power with respect to 40,301 of such shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed on February 8, 2012.

(11)
Includes 35,435 shares of common stock issued on January 1, 2012 pursuant to the terms of Mr. Berman’s January 1, 2003 Employment Agreement (as last amended and restated on November 11, 2010), which shares are further subject to the terms of our January 1, 2012 Restricted Stock Award Agreement with Mr. Berman (the “Berman Agreement”). The Berman Agreement provides that Mr. Berman will forfeit his rights to all 35,435 shares unless certain conditions precedent are met prior to January 1, 2013, as described in the Berman Agreement, whereupon the forfeited shares will become authorized but unissued shares of our common stock.  Also includes 18,238 shares granted on February 11, 2011 representing the stock component of his 2010 performance bonus which vest in seven tranches over six years, with each of the first six tranches equal to 14.5% of the total grant, and a seventh tranche equal to 13% of the total grant. The initial tranche vested on February 11, 2011 with each succeeding tranche vesting on January 1 of each year commencing with January 1, 2012 with the final tranche vesting on January 1, 2017.  Also includes 2,726 shares remaining of the 4,089 granted on February 11, 2011 for his 2010 discretionary bonus, which shares vest in equal tranches over two years, with each tranche vesting on December 31, 2012 and 2013.

(12)
Includes 5,315 shares of common stock issued on January 1, 2012 pursuant to the terms of Mr. McGrath’s March 4, 2010 Employment Agreement (as amended on August 23, 2011), which shares are further subject to the terms of our January 1, 2012 Restricted Stock Award Agreement with Mr. McGrath (the “McGrath Agreement”). The McGrath Agreement provides that Mr. McGrath will forfeit his rights to all 5,315 shares unless certain conditions precedent are met prior to January 1, 2013, as described in the McGrath Agreement, whereupon the forfeited shares will become authorized but unissued shares of our common stock. Also includes 11,192 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 5,283 and 5,909 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to December 31, 2012 and 2013, respectively.

(13)
Includes 29,644 shares which Mr. Almagor may purchase upon the exercise of certain stock options and 31,584 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 6,962 shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2013.

(14)
Includes 13,675 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 6,962 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2013.

(15)
Includes 33,021 shares which Mr. Glick may purchase upon the exercise of certain stock options and 44,784 shares of Common Stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 6,962 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2013.

(16)
Includes 30,000 shares which Mr. Miller may purchase upon the exercise of certain stock options and 44,784 shares of Common Stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 6,962of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2013.

(17)
Includes 37,500 shares which Mr. Skala may purchase upon the exercise of certain stock options and 44,784 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 6,962of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2013.

(18)	Includes an aggregate of 130,165 shares which the directors and executive officers may purchase upon the exercise of certain stock options.

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a)	Transactions with Related Persons

One of our directors, Murray L. Skala, is a partner in the law firm of Feder Kaszovitz LLP, which has performed, and is expected to continue to perform, legal services for us. In 2011, we incurred approximately $3.4 million for legal fees and reimbursable expenses payable to that firm. As of December 31, 2010 and 2011, legal fees and reimbursable expenses of $1.1 million and $0.8 million, respectively, were payable to this law firm.

(b)	Review, Approval or Ratification of Transactions with Related Persons

Pursuant to our Ethical Code of Conduct (a copy of which may be found on our website, www.jakks.com), all of our employees are required to disclose to our General Counsel, the Board of directors or any committee established by the Board of Directors to receive such information, any material transaction or relationship that reasonably could be expected to give rise to actual or apparent conflicts of interest between any of them, personally, and us.  In addition, our Ethical Code of Conduct also directs all employees to avoid any self-interested transactions without full disclosure.  This policy, which applies to all of our employees, is reiterated in our Employee Handbook which states that a violation of this policy could be grounds for termination.  In approving or rejecting a proposed transaction, our General Counsel, Board of Directors or designated committee will consider the facts and circumstances available and deemed relevant, including but not limited to, the risks, costs, and benefits to us, the terms of the transactions, the availability of other sources for comparable services or products, and, if applicable, the impact on director independence.  Upon concluding their review, they will only approve those agreements that, in light of known circumstances, are in or are not inconsistent with, our best interests, as they determine in good faith.

(c)	Director Independence

For a description of our Board of Directors and its compliance with the independence requirements therefore as promulgated by the Securities and Exchange Commission and Nasdaq, see “Item 10- Directors, Executive Officers and Corporate Governance”.

Item 14. Principal Accountant Fees and Services.

Before our principal accountant is engaged by us to render audit or non-audit services, where required by the rules and regulations promulgated by the Securities and Exchange Commission and/or Nasdaq, such engagement is approved by the Audit Committee.

The following are the fees of BDO USA, LLP, our principal auditor, for the two years ended December 31, 2011, for services rendered in connection with the audit for those respective years (all of which have been pre-approved by the Audit Committee):

	2010	2011
Audit Fees	$1,247,065	$1,266,000
Audit Related Fees	$11,164	$19,000
Tax Fees	$—	$—
All Other Fees	$—	$—
	$1,258,229	$1,285,000

Audit Fees consist of the aggregate fees for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided by our auditors in connection with our statutory and regulatory filings or engagements.

Audit Related Fees consist of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees. These fees primarily relate to statutory audit requirements and audits of employee benefit plans.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements (included in Item 8):

●	Reports of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2010 and 2011

●	Consolidated Statements of Operations for the years ended December 31, 2009, 2010 and 2011

●	Consolidated Statements of Other Comprehensive Income (Loss) for the years ended December 31, 2009, 2010 and 2011

●	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2010 and 2011

●	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2010 and 2011

●	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules (included in Item 8):

●	Schedule II — Valuation and Qualifying Accounts

(3)	Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated By-Laws of the Company (2)
4.1	Rights Agreement dated as of March 5, 2012 between the Company and Computershare Trust Company, N.A., as Rights Agent (3)
10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.2.1	2008 Amendment to 2002 Stock Award and Incentive Plan (9)
10.3	Amended and Restated Employment Agreement between the Company and Jack Friedman, dated as of March 26, 2003 (10)
10.4	Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of March 26, 2003 (10)
10.5	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (11)
10.6	Form of Restricted Stock Agreement (10)
10.7	Employment Agreement between the Company and Joel M. Bennett, dated October 21, 2011 (2)
10.8	Second Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of November 11, 2010 (12)
10.9	Employment Agreement between the Company and John a/k/a Jack McGrath, dated March 4, 2010 (13)
10.9.1	First Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated August 23, 2011 (13)
14	Code of Ethics (14)
21	Subsidiaries of the Company (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Stephen G. Berman (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Joel Bennett (*)
32.1	Section 1350 Certification of Stephen G. Berman (*)
32.2	Section 1350 Certification of Joel Bennett (*)

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed March 5, 2012, and incorporated herein by reference..

(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference

(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.

(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.

(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.

(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.

(9)	Filed previously as an exhibit to the Company’s Schedule 14A Proxy Statement, filed August 20, 2008, and incorporated herein by reference.

(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, filed March 31, 2003, and incorporated herein by reference.

(11)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.

(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 17, 2010, and incorporated herein by reference.

(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 24, 2011, and incorporated herein by reference.
(14)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2012	JAKKS PACIFIC, INC.

	By:	/s/ STEPHEN G. BERMAN
Stephen G. Berman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN G. BERMAN		March 14, 2012
Stephen G. Berman	Director and Chief Executive Officer

/s/ JOEL M. BENNETT		March 14, 2012
Joel M. Bennett	Chief Financial Officer (Principal Financial Officer and
Principal Accounting Officer)
/s/ DAN ALMAGOR		March 14, 2012
Dan Almagor	Director
/s/ ROBERT E. GLICK		March 14, 2012
Robert E. Glick	Director
/s/ MICHAEL G. MILLER		March 14, 2012
Michael G. Miller	Director
/s/ MURRAY L. SKALA		March 14, 2012
Murray L. Skala	Director
/s/ MARVIN W. ELLIN		March 14, 2012
Marvin W. Ellin	Director

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated By-Laws of the Company (2)
4.1	Rights Agreement dated as of March 5, 2012 between the Company and Computershare Trust Company, N.A., as Rights Agent (3)
10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.2.1	2008 Amendment to 2002 Stock Award and Incentive Plan (9)
10.3	Amended and Restated Employment Agreement between the Company and Jack Friedman, dated as of March 26, 2003 (10)
10.4	Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of March 26, 2003 (10)
10.5	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (11)
10.6	Form of Restricted Stock Agreement (10)
10.7	Employment Agreement between the Company and Joel M. Bennett, dated October 21, 2011 (2)
10.8	Second Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of November 11, 2010 (12)
10.9	Employment Agreement between the Company and John a/k/a Jack McGrath, dated March 4, 2010 (13)
10.9.1	First Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated August 23, 2011 (13)
14	Code of Ethics (14)
21	Subsidiaries of the Company (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Stephen G. Berman (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Joel Bennett (*)
32.1	Section 1350 Certification of Stephen G. Berman (*)
32.2	Section 1350 Certification of Joel Bennett (*)

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed March 5, 2012, and incorporated herein by reference.

(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference

(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.

(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.

(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.

(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.

(9)	Filed previously as an exhibit to the Company’s Schedule 14A Proxy Statement, filed August 20, 2008 and incorporated herein by reference.

(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, filed March 31, 2003, and incorporated herein by reference.

(11)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.

(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 17, 2010, and incorporated herein by reference.

(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 24, 2011, and incorporated herein by reference.
(14)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.

(*)	Filed herewith.