Form 10-Q
period 2012-03-31
JAKKS PACIFIC INC
filed 2012-05-10
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the issuer’s common stock is 26,019,087 as of May 9, 2012.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
Quarter Ended March 31, 2012

ITEMS IN FORM 10-Q

		Page

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets - December 31, 2011 and March 31, 2012 (unaudited)	3
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2012 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2012 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Mine safety disclosures	None
Item 5.	Other Information	None
Item 6.	Exhibits	37

Signatures		38
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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

Assets	December 31, 2011 (*)	March 31, 2012 (Unaudited)
Current assets
Cash and cash equivalents	$257,258	$254,555
Marketable securities	214	214
Accounts receivable, net of allowance for uncollectible accounts of $3,069 and $2,087, respectively	103,637	58,403
Inventory	47,019	44,998
Income tax receivable	24,166	24,008
Deferred income taxes	34,505	34,723
Prepaid expenses and other	30,686	34,404
Total current assets	497,485	451,305
Property and equipment
Office furniture and equipment	13,606	13,590
Molds and tooling	61,005	64,055
Leasehold improvements	6,788	6,704
Total	81,399	84,349
Less accumulated depreciation and amortization	65,213	66,804
Property and equipment, net	16,186	17,545
Deferred income taxes	47,081	47,101
Intangibles	21,753	21,288
Other long term assets	3,670	3,473
Investment in joint venture	2,736	3,400
Goodwill, net	24,015	24,725
Trademarks, net	2,308	2,308
Total assets	$615,234	$571,145
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$26,430	$20,063
Accrued expenses	50,780	39,215
Reserve for sales returns and allowances	43,440	29,547
Capital lease obligations	―	―
Income taxes payable	2,183	7,767
Total current liabilities	122,833	96,592
Convertible senior notes, net	92,188	92,870
Other liabilities	1,630	1,858
Income taxes payable	4,992	4,550
Total liabilities	221,643	195,870
Commitments and Contingencies
Stockholders’ equity
Preferred shares, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 25,943,214 and 26,014,835 shares issued and outstanding, respectively	26	25
Additional paid-in capital	274,532	274,856
Retained earnings	123,174	104,587
Accumulated other comprehensive loss	(4,141)	(4,193)
Total stockholders’ equity	393,591	375,275
Total liabilities and stockholders’ equity	$615,234	$571,145

(*) Derived from audited financial statements

See notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31, (Unaudited)
	2011	2012

Net sales	$72,323	$73,405
Cost of sales	48,052	49,839
Gross profit	24,271	23,566
Selling, general and administrative expenses	39,061	42,976
Loss from operations	(14,790)	(19,410)
Equity in net income from joint venture	9	54
Interest income	105	199
Interest expense, net	(2,040)	(2,035)
Loss before benefit for income taxes	(16,716)	(21,192)
Benefit for income taxes	(6,141)	(5,192)
Net loss	$(10,575)	$(16,000)
Loss per share – basic and diluted	$(0.39)	$(0.62)
Comprehensive loss	$(10,631)	$(16,052)

See notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31, (Unaudited)
	2011		2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(10,575)		$(16,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		3,884		3,171
Share-based compensation expense		848		338
Loss (gain) on disposal of property and equipment		(26)		17
Deferred income taxes		(309)		(238)
Equity in net income from joint venture		(9)		(54)
Changes in operating assets and liabilities:
Accounts receivable		65,044		45,234
Inventory		(1,928)		2,021
Prepaid expenses and other current assets		(6,228)		(3,718)
Income tax receivable		9		158
Accounts payable		(10,313)		(4,700)
Accrued expenses		(21,420)		(11,565)
Income taxes payable		1,024		5,142
Reserve for sales returns and allowances		(10,396)		(13,893)
Other liabilities		(5)		228
Total adjustments		20,175		22,141
Net cash provided by operating activities		9,600		6,141
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment		(3,222)		(3,216)
Change in other assets		(26)		(39)
Proceeds from sale of property and equipment		26		―
Investment in joint venture		(1,731)		(610)
Cash paid for net assets of business acquired		(3,542)		(2,377)
Net purchase of marketable securities		(2)		―
Net cash used in investing activities		(8,497)		(6,242)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrants exercised		1,135		―
Common stock surrendered		(1,041)		(15)
Common stock repurchased		(5,049)		―
Dividends paid		―		(2,587)
Decrease in capital lease obligations		(27)		―
Net cash used in financing activities		(4,982)		(2,602)
Net decrease in cash and cash equivalents		(3,879)		(2,703)
Cash and cash equivalents, beginning of period		278,346		257,258
Cash and cash equivalents, end of period		$274,467		$254,555
Cash paid (received) during the period for:
Income taxes		$(7,043)		$(12,083)
Interest	$	―	$	―

See Notes 8 and 9 for additional supplemental information to the condensed consolidated statements of cash flows.

See notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2012

Note 1 — Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with Management’s Discussion and Analysis of financial condition and results of operations and the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, which contains audited financial information for the three years in the period ended December 31, 2011.

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

The Traditional Toys and Electronics segment includes action figures, vehicles, playsets, plush products, dolls, accessories, electronic products, construction toys, infant and pre-school toys, foot to floor ride-on vehicles, wagons, and pet treats and related products.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers - (continued)

Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts as of  December 31, 2011 and March 31, 2012 and for the three  months ended March 31, 2011 and 2012 are as follows (in thousands):

	Three Months Ended March 31,
	2011	2012

Net Sales
Traditional Toys and Electronics	$38,164	$41,578
Role Play, Novelty and Seasonal Toys	34,159	31,827
	$72,323	$73,405

	Three Months Ended March 31,
	2011	2012

Loss from Operations
Traditional Toys and Electronics	$(8,356)	$(10,856)
Role Play, Novelty and Seasonal Toys	(6,434)	(8,554)
	$(14,790)	$(19,410)

	Three Months Ended March 31,
	2011	2012

Depreciation and Amortization Expense
Traditional Toys and Electronics	$2,971	$2,236
Role Play, Novelty and Seasonal Toys	913	935
	$3,884	$3,171

	December 31,	March 31,
	2011	2012
Assets
Traditional Toys and Electronics	$269,411	$287,617
Role Play, Novelty and Seasonal Toys	345,823	283,528
	$615,234	$571,145

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group, and Major Customers - (continued)

The following table’s present information about the Company by geographic area as of December 31, 2011 and March 31, 2012 and for the three months ended March 31, 2011 and 2012 (in thousands):

	December 31, 2011	March 31, 2012
Long-lived Assets
United States	$15,274	$16,716
Hong Kong	912	829
	$16,186	$17,545

	Three Months Ended March 31,
	2011	2012
Net Sales by Geographic Area
United States	$57,467	$63,871
Europe	6,261	3,209
Canada	3,607	2,779
Hong Kong	841	229
Other	4,147	3,317
	$72,323	$73,405

Major Customers

Net sales to major customers for the three months ended March 31, 2011 and 2012 were as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2011		2012
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales

Wal-Mart	$19,476	26.9%	$16,126	22.0%
Target	9,377	13.0	6,651	9.1
Toys ‘R’ Us	9,929	13.7	10,575	14.4
	$38,782	53.6%	$33,352	45.5%

No other customer accounted for more than 10% of the Company’s total net sales.

At December 31, 2011 and March 31, 2012, the Company’s three largest customers accounted for approximately 41.3% and 44.1%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and warehouse costs, is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	December 31, 2011	March 31, 2012

Raw materials	$2,428	$2,635
Finished goods	44,591	42,363
	$47,019	$44,998

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

The Company’s reserve for sales returns and allowances amounted to $43.4 million as of December 31, 2011, compared to $29.5 million as of March 31, 2012. This decrease was primarily due to certain customers taking their year-end allowances related to 2011 sales during 2012.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Convertible Senior Notes

In November 2009, the Company sold an aggregate of $100.0 million principal amount of 4.50% Convertible Senior Notes due 2014 (the “Notes”). The Notes, which are senior unsecured obligations of the Company, pay cash interest semi-annually at a rate of 4.50% per annum and will mature on November 1, 2014. The initial conversion rate is 63.2091 shares of JAKKS common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment in certain circumstances. As a result of the cash dividend of $0.10 per share declared by the Board of Directors paid October 3, 2011, January 2, 2012, and April 2, 2012, the new conversion rate will be 64.3434 shares of JAKKS common stock per $1,000 principal amount of notes (or approximately $15.54 per share). Prior to August 1, 2014, holders of the Notes may convert their Notes only upon specified events. Upon conversion, the Notes may be settled, at the Company’s election, in cash, shares of its common stock, or a combination of cash and shares of its common stock. Holders of the Notes may require the Company to repurchase for cash all or some of their Notes upon the occurrence of a fundamental change (as defined).

In accordance with ASC 470-20, “Debt with Conversion and Other Options,” the Company allocated $13.7 million of the $100.0 million principal amount of the Notes to the equity component, which represents a discount to the debt and is being amortized to interest expense through November 1, 2014.  Interest expense associated with the amortization of the equity component was $0.7 million and $0.7 million in the three months ended March 31, 2011 and 2012, respectively.

 Note 6 — Income Taxes

The Company’s income tax benefit of $5.2 million for the three months ended March 31, 2012 reflects an effective tax rate of 24.5%. Included in the tax benefit of $5.2 million is a discrete tax benefit of $0.4 million related to a reduction in tax reserves resulting from closed statutes of limitation. The Company’s income tax benefit of $6.1 million for the three months ended March 31, 2011 reflects an effective tax rate of 36.7%. Included in the tax benefit of $6.1 million is a discrete tax benefit of $1.5 million related to a reduction in tax reserves resulting from closed statutes and an adjustment to record various outstanding state tax refunds.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Loss Per Share

The following table is a reconciliation of the weighted average shares used in the computation of loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2011			2012
	Income	Weighted Average Shares	Per-Share	Income	Weighted Average Shares	Per-Share
Loss per share – basic and diluted
Net loss available to common stockholders	$(10,575)	27,217	$(0.39)	$(16,000)	25,831	$(0.62)

Basic earnings per share have been computed using the weighted average number of common shares outstanding. Diluted earnings per share have been computed using the weighted average number of common shares and common share equivalents outstanding (which consist of warrants, options and convertible debt to the extent they are dilutive). For the three months ended March 31, 2011 and March 31, 2012, the convertible notes interest and related common share equivalent of 6,320,910 and 6,402,091 respectively were excluded from the diluted earnings per share calculation because they were anti-dilutive.  Common share equivalents that could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 49,947 and 240,265 for the three months ended March 31, 2011 and 2012 respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 — Common Stock and Preferred Stock

The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.

In January 2012, the Company issued 35,435 shares of restricted stock at a value of $0.5 million to an executive officer, which vest, subject to certain company financial performance criteria, over a five year period beginning in January 2013.  Also, in January 2012, the Company issued 5,315 shares of restricted stock at a value of $0.1 million to an executive officer, which vest, subject to certain company financial performance criteria, over a three year period beginning in January 2013.   In addition, an aggregate of 34,810 shares of restricted stock were issued to its five non-employee directors, which vest in January 2013, at an aggregate value of approximately $0.5 million.  In March 2012, the Company cancelled an aggregate of 2,928 shares of restricted stock due to the departure from the Company of two employees prior to vesting of their shares.  During the first quarter of 2012, certain employees including an executive officer, surrendered an aggregate of 1,011 shares of restricted stock at a value of $14,265 to cover income taxes on the 2011 vesting of shares.

All issuances of common stock, including those issued pursuant to stock option and warrant exercises, restricted stock grants and acquisitions, are issued from the Company’s authorized but not issued and outstanding shares.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Business Combinations

In October 2008, the Company acquired substantially all of the assets of Tollytots Limited.  The total initial consideration of $26.8 million consisted of $12.0 million in cash and the assumption of liabilities in the amount of $14.8 million, and resulted in goodwill of $4.1 million, all of which has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which was recorded as goodwill when earned. In the first earn-out period ended December 31, 2009, no portion of the earn-out was earned, while $1.7 million was earned for each of the second and third earn-out periods ended December 31, 2010 and 2011.  Tollytots is a leading designer and producer of licensed baby dolls and baby doll pretend play accessories based on well-known brands and was included in our results of operations from the date of acquisition.

In October 2008, the Company acquired all of the stock of Kids Only, Inc. and a related Hong Kong company, Kids Only Limited (collectively, “Kids Only”).  The total initial consideration of $23.8 million consisted of $20.4 million in cash and the assumption of liabilities in the amount of $3.4 million, and resulted in goodwill of $13.2 million, all of which has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.6 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which was recorded as goodwill when earned. For the earn-out periods ended September 30, 2009, 2010 and 2011, $1.9 million, $1.9 million and $1.8 million were earned, respectively.  Kids Only is a leading designer and producer of licensed indoor and outdoor kids’ furniture, and has an extensive portfolio which also includes baby dolls and accessories, room décor and a myriad of other children’s toy products  and was included in our results of operations from the date of acquisition.

In October 2011, the Company acquired all of the stock of Moose Mountain Toymakers Limited, a Hong Kong company, and a related New Jersey company, Moose Mountain Marketing, Inc. (collectively, “Moose Mountain”).  The total initial consideration of $32.2 million consisted of $16.7 million in cash and the assumption of liabilities in the amount of $15.5 million, and resulted in goodwill of $14.2 million. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $5.3 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria.  The fair value of the expected earn-out of $4.6 million was included in goodwill and assumed liabilities as of December 31, 2011.  All future changes to the earn-out liability will be charged to income.  Moose Mountain is a leading designer and producer of foot to floor ride-ons, inflatable environments, wagons, pinball machines and tents and was included in our results of operations from the date of acquisition.

During the first quarter of 2012, an aggregate of $1.7 million of earn-out was paid in connection with the Tollytots acquisition, in addition to a working capital adjustment of $0.7 million in connection with the Moose Mountain acquisition.

Note 10 — Joint Ventures

The Company owned a fifty percent interest in a joint venture with THQ Inc. (“THQ”), which developed, published and distributed interactive entertainment software for the leading hardware game platforms in the home video game market. Pursuant to a Settlement Agreement and Mutual Release dated December 22, 2009, the joint venture was terminated on December 31, 2009 and THQ is obligated to pay the Company fixed payments in the aggregate amount of $20.0 million payable $6.0 million on each of June 30, 2010 (payment received in June 2010) and 2011 (payment received in June 2011) and $4.0 million on each of June 30, 2012 and 2013 which the Company will record as income on a cash basis when received, as the Company cannot reasonably assure its collectability.

The Company owns a fifty percent interest in a joint venture with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company. The joint venture was created to develop and produce a boy’s animated television show which it intends to license worldwide for television broadcast as well as consumer products. The Company is producing and marketing toys based on the television program under a license from the joint venture.  The joint venture has also licensed certain other merchandising rights to third parties. The Company is responsible for fifty percent of the operating expenses of the joint venture and for thirty-one percent of the production costs of the television show. The joint venture has approved the production of 52 episodes of the show and has commenced on the first 39 episodes for which the Company is responsible for an aggregate of approximately $3.6 million of which $2.7 million and $0.9 million were paid in 2011 and 2012, respectively. The Company’s investment is being accounted for using the equity method.  For the three months ended March 31, 2011 and March 31, 2012, the Company recognized income of $8,954 and $53,739, respectively, from the joint venture.

As of December 31, 2011 and March 31, 2012, the balance of the investment in the joint venture includes the following components (in thousands):

	December 31,	March 31,
	2011	2012
Capital Contributions, net	$2,826	$3,514
Equity in cumulative net (loss)	(90)	(114)
Investment in joint venture	$2,736	$3,400

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 — Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2012 are as follows (in thousands):

	Traditional Toys and Electronics	Role Play, Novelty and Seasonal Toys	Total
Balance at beginning of the period	$17,597	$6,418	$24,015
Adjustments to goodwill during the period	710	—	710
Balance, March 31, 2012	$18,307	$6,418	$24,725

The Company applies a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If step one indicates that an impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.  There was no impairment as of March 31, 2012.

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

		December 31, 2011			March 31, 2012
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)

Amortized Intangible Assets:
Acquired order backlog	0.50	$2,393	$(2,393)	$—	$2,393	$(2,393)	$—
Licenses	4.96	91,488	(72,797)	18,691	91,488	(73,135)	18,353
Product lines	3.65	19,500	(18,787)	713	19,500	(18,806)	694
Customer relationships	5.28	7,096	(4,800)	2,296	7,096	(4,876)	2,220
Non-compete/Employment contracts	3.84	3,133	(3,080)	53	3,133	(3,112)	21
Total amortized intangible assets		123,610	(101,857)	21,753	123,610	(102,322)	21,288
Deferred Costs:
Debt issuance costs	5.00	3,678	(1,592)	2,086	3,678	(1,776)	1,902
Unamortized Intangible Assets:
Trademarks	indefinite	2,308		2,308	2,308		2,308
		$129,596	$(103,449)	$26,147	$129,596	$(104,098)	$25,498

Amortization expense related to limited life intangible assets and debt offering costs was $1.2 million and $0.7 million for the three months ended March 31, 2011 and 2012, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Comprehensive Income

The table below presents the components of the Company’s comprehensive income for the three months ended March 31, 2011 and 2012 (in thousands):

	Three Months Ended March 31,
	2011	2012
Net loss	$(10,575)	$(16,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	(56)	(52)
Comprehensive loss	$(10,631)	$(16,052)

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15 — Share-Based Payments

The Company’s 2002 Stock Award and Incentive Plan (the “Plan”) provides for the awarding of stock options and restricted stock to employees, officers and non-employee directors. Under the Plan, the Company grants directors, certain executives, and other key employees restricted common stock with vesting contingent upon completion of specified service periods ranging from one to five years. The Company also grants certain executives performance based awards with vesting contingent upon the Company’s achievement of specified financial goals.  The Plan is more fully described in Notes 14 and 16 to the Consolidated Financial Statements in the Company’s 2010 Annual Report on Form 10-K.

The following table summarizes the total share-based compensation expense and related tax benefits recognized for the three   ended March 31, 2011 and 2012 (in thousands):

	Three Months Ended March 31,
	2011		2012
Stock option compensation expense	$	―		$—
Tax benefit related to stock option compensation	$	―	$	―
Restricted stock compensation expense		$848		$338
Tax benefit related to restricted stock compensation		$333		$127

Stock option activity pursuant to the Plan for three months ended March 31, 2012 is summarized as follows:

	Plan Stock Options (*)
	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2011	182,665		$19.11
Granted	―	$	―
Exercised	―	$	―
Cancelled	(25,021)		$18.95
Outstanding, March 31, 2012	157,644		$19.14

* The stock option activity excludes 100,000 underlying fully vested warrants issued in 2003 with an exercise price of $11.35 per share, which were exercised in full on March 10, 2011. There are no warrants outstanding as of March 31, 2012.

Restricted stock award activity pursuant to the Plan for the three months ended March 31, 2012 is summarized as follows:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Price

Outstanding, December 31, 2011	142,184	$18.15
Awarded	75,560	$14.11
Released	(29,125)	$18.23
Forfeited	(2,928)	$18.26
Outstanding, March 31, 2012	185,691	$16.49

 Note 16 — Subsequent Events

On April 22, 2012, we entered into an agreement (the “Clinton Group Agreement”) with Clinton Group, Inc. and its affiliated funds (“Clinton”) providing for the following matters.

Increase in Size of our Board of Directors (the “Board”) from Six to Eight Members

Pursuant to the Clinton Group Agreement, we agreed to expand the Board from six to eight directors and approved the election of Peter Reilly as an independent director to fill one of the new board seats and agreed that the new independent director to fill the remaining vacancy on the Board would be subject to Clinton's reasonable approval. We also approved Mr. Reilly's appointment to the Nominating and Corporate Governance Committee and Audit Committee of the Board. On May 8, 2012, we approved the election of Leigh Anne Brodsky as an independent director to fill such vacancy. We also approved Ms. Brodsky's appointment to the Nominating and Corporate Governance Committee and the Compensation Committee of the Board.

Tender Offer

We also agreed, subject to certain conditions, that we would use our reasonable efforts to commence a tender offer to our shareholders to purchase our common stock (the “Common Stock”) with an aggregate value of at least $80,000,000 at a price per share equal to at least $20.00 per share no later than May 25, 2012.  If the total amount of shares purchased in the tender offer is less than $80,000,000, we agreed to conduct subsequent self-tender offers or open market purchases until we have repurchased a minimum of $80,000,000 worth of shares.  We have not commenced the tender offer, and the description of the tender offer contained herein is neither an offer to purchase nor a solicitation of an offer to sell our shares.  There can be no assurance that any tender offer will be commenced or if commenced that it will be consummated.

The discussion of the tender offer contained in this Quarterly Report on Form 10-Q is for informational purposes only and is neither an offer to purchase nor a solicitation of an offer to sell any of our securities.  The offer to purchase and the solicitation of the Common Stock will be made only pursuant to an offer to purchase, the related letter of transmittal and other related materials that will be mailed to all shareholders shortly after commencement of the tender offer, at no expense to shareholders.  Shareholders should read those materials and the documents incorporated therein by reference carefully when they become available because they will contain important information, including the terms of, and conditions to, the tender offer.  The Company will file a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission (the “SEC”).  The Tender Offer Statement (including an offer to purchase, the related letter of transmittal and other related materials) will also be available to shareholders at no charge at the SEC’s website at www.sec.gov, or on our website at www.JAKKS.com.

Meeting with Oaktree Capital Management, L.P. (“Oaktree”)

We have authorized our representatives to meet with Oaktree and to provide Oaktree with a reasonable opportunity to conduct diligence on us, subject to execution of a customary confidentiality agreement.

Standstill

Clinton agreed to certain standstill restrictions until, generally, 60 days prior to the 2013 annual meeting of ours stockholders, and agreed to support and vote for our incumbent Board at our 2012 annual meeting of stockholders and, until the expiration of the standstill period, in connection with any special meeting or written consent solicitation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and Notes thereto which appear elsewhere herein.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements and supplementary information were prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Inherent in the application of many of these accounting policies is the need for management to make estimates and judgments in the determination of certain revenues, expenses, assets and liabilities. As such, materially different financial results can occur as circumstances change and additional information becomes known. The policies with the greatest potential effect on our results of operations and financial position include:

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

Goodwill and Intangible assets amounted to $48.3 million as of March 31, 2012, and $48.1 million as of December 31, 2011.

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

Discrete Items for Income Taxes. A discrete tax benefit of $0.4 million was recognized during the three months ended March 31, 2012 related to a reduction in tax reserves resulting from closed statutes of limitation.  In the three months ended March 31, 2011, the Company recognized a discrete tax benefit of $1.5 million related to a reduction in tax reserves resulting from closed statutes and an adjustment to record various outstanding state tax refunds.

Income taxes and interest and penalties related to income tax payable. We do not file a consolidated return with our foreign subsidiaries. We file federal and state returns and our foreign subsidiaries each file returns as required, as applicable. Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized as deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Management employs a threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Tax benefits that are subject to challenge by tax authorities are analyzed and accounted for in the income tax provision.

 We accrue a tax reserve for additional income taxes, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based on management’s assessment of all relevant information, and is periodically reviewed and adjusted as circumstances warrant. As of March 31, 2012, our income tax reserves are approximately $4.6 million and relate to the potential income tax audit adjustments, primarily in the areas of fixed asset depreciation in Hong Kong and ongoing state audits.   As of December 31, 2011, our income tax reserves were approximately $5.0 million and relate to the potential income tax audit adjustments, primarily in the areas of income allocation, foreign depreciation allowances and state taxes.

Share-Based Compensation. We grant restricted stock awards to our employees (including officers) and to non-employee directors under our 2002 Stock Award and Incentive Plan (the “Plan”), which incorporated the shares remaining under our Third Amended and Restated 1995 Stock Option Plan.  The benefits provided under the Plan are share-based payments.   We amortize the net total deferred restricted stock expense based on the fair value of the stock on the date of the grants over a requisite service period.  In certain instances the service period may differ from the period in which each award will vest.  Additionally, certain groups of grants are subject to an expected forfeiture rate calculation.

Recent Developments

 On September 13, 2011 the Company received an unsolicited letter from Oaktree Capital Management L.P. (“Oaktree”) expressing a non-binding indication of interest in acquiring the Company for $20 per share, subject to due diligence and Oaktree’s ability to raise the necessary debt financing.  Oaktree had initially contacted the Company in March 2011 regarding an earlier non-binding and highly conditional indication of interest in acquiring the Company.  With the advice and assistance of its independent financial advisors and special counsel, the Board of Directors of the Company reviewed and analyzed the terms of Oaktree's indication of interest.  After several Board meetings, a meeting between the Company and Oaktree attended by its independent financial advisors and special counsel, and other communications, in July of 2011 the Company's Board unanimously determined that pursuing Oaktree's initial indication of interest would not be in the best interests of the Company and its shareholders.  The Board communicated its conclusion to Oaktree in July 2011. The Company heard nothing further from Oaktree until it received the September 13, 2011 letter, which Oaktree simultaneously made public.  Once again, after a thorough review with the advice and assistance of its independent financial advisors and special counsel, the Company’s Board unanimously determined that Oaktree’s highly conditional and non-binding indication of interest was inadequate and not in the best interests of the Company and its stockholders.  On October 5, 2011 the Board sent a letter to Oaktree conveying its determination.

On April 17, 2012, we received a second letter from Oaktree Capital Management, L.P. reiterating its interest in acquiring us.  By a letter dated the same day we responded that we acknowledged receipt of their offer and stated (i) that there was nothing new in their letter as they have not now and never have made a "cash offer" to acquire us; (ii) the only thing our Board of Directors and its independent financial and legal advisors have been presented with are non-binding indications of interest and invitations to negotiate; and (iii) that their indication of interest remains—as it has been for over a year—subject to both due diligence and financing.  We also noted that their letter did not even contain a price.

On April 22, 2012, we entered into an agreement (the “Clinton Group Agreement”) with Clinton Group, Inc. and its affiliated funds (“Clinton”) providing for the following matters.

Increase in Size of our Board of Directors (the “Board”) from Six to Eight Members

Pursuant to the Clinton Group Agreement, we agreed to expand the Board from six to eight directors and approved the election of Peter Reilly as an independent director to fill one of the new board seats and agreed that the new independent director to fill the remaining vacancy on the Board would be subject to Clinton's reasonable approval. We also approved Mr. Reilly's appointment to the Nominating and Corporate Governance Committee and Audit Committee of the Board. On May 8, 2012, we approved the election of Leigh Anne Brodsky as an independent director to fill such vacancy. We also approved Ms. Brodsky's appointment to the Nominating and Corporate Governance Committee and the Compensation Committee of the Board.

Tender Offer

We also agreed, subject to certain conditions, that we would use our reasonable efforts to commence a tender offer to our shareholders to purchase our common stock (the “Common Stock”) with an aggregate value of at least $80,000,000 at a price per share equal to at least $20.00 per share no later than May 25, 2012.  If the total amount of shares purchased in the tender offer is less than $80,000,000, we agreed to conduct subsequent self-tender offers or open market purchases until we have repurchased a minimum of $80,000,000 worth of shares.  We have not commenced the tender offer, and the description of the tender offer contained herein is neither an offer to purchase nor a solicitation of an offer to sell our shares.  There can be no assurance that any tender offer will be commenced or if commenced that it will be consummated.

The discussion of the tender offer contained in this Quarterly Report on Form 10-Q is for informational purposes only and is neither an offer to purchase nor a solicitation of an offer to sell any of our securities.  The offer to purchase and the solicitation of the Common Stock will be made only pursuant to an offer to purchase, the related letter of transmittal and other related materials that will be mailed to all shareholders shortly after commencement of the tender offer, at no expense to shareholders.  Shareholders should read those materials and the documents incorporated therein by reference carefully when they become available because they will contain important information, including the terms of, and conditions to, the tender offer.  The Company will file a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission (the “SEC”).  The Tender Offer Statement (including an offer to purchase, the related letter of transmittal and other related materials) will also be available to shareholders at no charge at the SEC’s website at www.sec.gov, or on our website at www.JAKKS.com.

Meeting with Oaktree Capital Management, L.P. (“Oaktree”)

We have authorized our representatives to meet with Oaktree and to provide Oaktree with a reasonable opportunity to conduct diligence on us, subject to execution of a customary confidentiality agreement.

Standstill

Clinton agreed to certain standstill restrictions until, generally, 60 days prior to the 2013 annual meeting of ours stockholders, and agreed to support and vote for our incumbent Board at our 2012 annual meeting of stockholders and, until the expiration of the standstill period, in connection with any special meeting or written consent solicitation.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended March 31,
	2011	2012

Net sales	100.0%	100.0%
Cost of sales	66.4	67.9
Gross profit	33.6	32.1
Selling, general and administrative expenses	54.0	58.5
Loss from operations	(20.4)	(26.4)
Profit from video game joint venture
Equity in net income of joint venture	―	0.1
Interest income	0.1	0.2
Interest expense, net	(2.8)	(2.8)
Loss before benefit for income taxes	(23.1)	(28.9)
Benefit for income taxes	(8.5)	(7.1)
Net Loss	(14.6)%	(21.8)%

The following unaudited table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Three Months Ended March 31,
	2011	2012

Net Sales
Traditional Toys and Electronics	$38,164	$41,578
Role Play, Novelty and Seasonal Toys	34,159	31,827
	72,323	73,405
Cost of Sales
Traditional Toys and Electronics	28,605	27,305
Role Play, Novelty and Seasonal Toys	19,447	22,534
	48,052	49,839
Gross Profit
Traditional Toys and Electronics	9,559	14,273
Role Play, Novelty and Seasonal Toys	14,712	9,293
	$24,271	$23,566

Comparison of the Three Months Ended March 31, 2011 and 2012

Net Sales

Traditional Toys and Electronics. Net sales of our Traditional Toys and Electronics segment were $41.6 million in the three months ended March 31, 2012, compared to $38.2 million in the prior year period, representing an increase of $3.4 million, or 8.9%. The increase in net sales was primarily due to the launch of Monsuno® toy line, increased unit sales of Cabbage Patch Kids® dolls, large baby dolls and accessories based on Disney Princess® characters and the inclusion of our latest acquisition,  Moose Mountain .  This was offset in part by decreases in unit sales of some products, including Pirates of the Caribbean® action figures and accessories, Real Construction® activity products and electronics based on the Plug it in and Play TV Games®  brand.

Role Play, Novelty and Seasonal Toys. Net sales of our Role Play, Novelty and Seasonal Toys were $31.8 million in the three months ended March 31, 2012, compared to $34.2 million in the prior year period, representing a decrease of $2.4 million, or 7.0%. The decrease in net sales was primarily due to decreases in unit sales of our role-play and dress-up toys, including those based on Disney Princess® and Disney Fairies®, offset in part by increases in unit sales of our Halloween costumes and accessories, and our kids outdoor furniture and activity tables.

Cost of Sales

Traditional Toys and Electronics. Cost of sales of our Traditional Toys and Electronics segment was $27.3 million, or 65.7% of related net sales, for the three months ended March 31, 2012, compared to $28.6 million, or 74.9% of related net sales, in the prior year period, representing a decrease of $1.3 million, or 4.5%. The dollar decrease and the decrease in percentage of cost of sales to net sales is driven by a decrease of $1.8 million in royalty expense.   The decrease in royalty expense is due to changes in product mix from products with higher royalty rates to products with lower royalty rates or proprietary brands with no royalty rates.  Depreciation of molds and tools in the segment was comparable year over year.

Role Play, Novelty and Seasonal Toys. Cost of sales of our Role Play, Novelty and Seasonal Toys segment was $22.5 million, or 70.8% of related net sales, in 2012, compared to $19.4 million, or 56.7% of related net sales, in the prior year period representing a increase of $3.1 million, or 16.0%. Product costs were comparable year over year, however, increased as a percentage of sales due to higher costs on the lower volume of purchases.  Royalty expense increased by $3.3 million and increased as a percentage of sales due to a one-time credit in the period ending March 31, 2011.  Our depreciation of molds and tools in the segment are comparable year over year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $43.0 million in the three months ended March 31, 2012 and $39.1 million in the prior year period, constituting 58.5% and 54.0% of net sales, respectively. Selling, general and administrative expenses increased $3.9 million from the prior year period primarily due to an increase of advertising expenses related to the launch of Monsuno ($2.0 million), legal and financial advising fees related to the unsolicited indication of interest to acquire the Company ($1.4 million), bonus expense ($1.6 million), salary and employee benefits ($1.5 million), legal fees  ($0.5 million), offset in part by bad debt recovery ($1.3 million), and decreases in amortization of intangible assets  ($0.5 million), stock based compensation expense ($0.5 million), expenses related to cooperative advertising ($0.9 million) and accounting fees ($0.2 million).  Selling, general and administrative expenses have increased as a percentage of sales due to the incorporation of Moose Mountain overhead and other non-variable expenses.

Other Expense

Our equity in the net income/ (loss) from our animation joint venture is charged to other expense. Operations of the joint venture commenced in the fourth quarter of 2010.   There was nominal activity in the three months ended March 31, 2012.

Interest Income

 Interest income in the three months ended March 31, 2012 was $0.2 million, comparable to $0.1 million in the three months ended March 31, 2011.

Interest Expense

Interest expense was $2.0 million in the three months ended March 31, 2012, as compared to $2.0 million in the prior period. In the three months ended March 31, 2012, we booked interest expense of $2.0 million related to our convertible senior notes payable. In the three months ended March 31, 2011, we booked interest expense of $1.9 million related to our convertible senior notes payable and net interest expense of $0.1 million related to uncertain tax positions taken or expected to be taken in a tax return.

Benefit for Income Taxes

Our income tax benefit, which includes federal, state and foreign income taxes, and discrete items, was $5.2 million, or an effective tax rate of 24.5% for the three months ended March 31, 2012. During the comparable period in 2011, the income tax benefit was $6.1 million, or an effective tax rate of 36.7%.

The income tax benefit for the three months ended March 31, 2012 included a discrete tax benefit of $0.4 million related to a reduction in tax reserves resulting from closed statutes.  Absent these discrete tax benefits, the Company’s effective tax rate would be 22.8%.

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

Liquidity and Capital Resources

As of March 31, 2012 we had working capital of $354.7 million, compared to $374.7 million as of December 31, 2011. The decrease was primarily attributable to seasonably low accounts receivable balances offset partially by lower accrued expenses and accounts payable balances.

Operating activities provided net cash of $6.1 million in the first three months of 2012, as compared to providing net cash of $9.6 million in the prior year period. Net cash was provided primarily from receipt of payments for outstanding receivables.  Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 72 days as of March 31, 2012, comparable to 71 days as of March 31, 2011. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of March 31, 2012, we had cash and cash equivalents of $254.6 million.

Our investing activities used net cash of $6.2 million in the three months ended March 31, 2012, as compared to $8.5 million in the prior year period, consisting primarily of cash paid for the purchase of office furniture and equipment and molds and tooling of $3.2 million used in the manufacture of our products, the Tollytots earn-out of $1.7 million, and the Moose Mountain working capital adjustment of $0.7 million. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 14% payable on net sales of such products. As of March 31, 2012, these agreements required future aggregate minimum guarantees of $53.4 million, exclusive of $45.7 million in advances already paid. Of this $53.4 million future minimum guarantee, $37.2 million is due over the next twelve months.

Our financing activities used net cash of $2.6 million in the three months ended March 31, 2012, as compared to $5.0 million in the prior year period, consisting primarily of cash paid for dividends to our shareholders.

In October 2008, the Company acquired substantially all of the assets of Tollytots Limited.  The total initial consideration of $26.8 million consisted of $12.0 million in cash and the assumption of liabilities in the amount of $14.8 million, and resulted in goodwill of $4.1 million, all of which has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which was recorded as goodwill when earned. In the first earn-out period ended December 31, 2009, no portion of the earn-out was earned, while $1.7 million was earned for each of the second and third earn-out periods ended December 31, 2010 and 2011.  Tollytots is a leading designer and producer of licensed baby dolls and baby doll pretend play accessories based on well-known brands and was included in our results of operations from the date of acquisition.

In October 2008, the Company acquired all of the stock of Kids Only, Inc. and a related Hong Kong company, Kids Only Limited (collectively, “Kids Only”).  The total initial consideration of $23.8 million consisted of $20.4 million in cash and the assumption of liabilities in the amount of $3.4 million, and resulted in goodwill of $13.2 million, all of which has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.6 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which was recorded as goodwill when earned. For the earn-out periods ended September 30, 2009, 2010 and 2011, $1.9 million, $1.9 million and $1.8 million were earned, respectively.  Kids Only is a leading designer and producer of licensed indoor and outdoor kids’ furniture, and has an extensive portfolio which also includes baby dolls and accessories, room décor and a myriad of other children’s toy products  and was included in our results of operations from the date of acquisition.

In October 2011, the Company acquired all of the stock of Moose Mountain Toymakers Limited, a Hong Kong company, and a related New Jersey company, Moose Mountain Marketing, Inc. (collectively, “Moose Mountain”).  The total initial consideration of $32.2 million consisted of $16.7 million in cash and the assumption of liabilities in the amount of $15.5 million, and resulted in goodwill of $14.2 million. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $5.3 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria.  The fair value of the expected earn-out of $4.6 million was included in goodwill and assumed liabilities as of December 31, 2011.  All future changes to the earn-out liability will be charged to income.  Moose Mountain is a leading designer and producer of foot to floor ride-ons, inflatable environments, wagons, pinball machines and tents and was included in our results of operations from the date of acquisition.

During the first quarter of 2012, an aggregate of $1.7 million of earn-out was paid in connection with the Tollytots acquisition, in addition to a working capital adjustment of $0.7 million in connection with the Moose Mountain acquisition.

In November 2009, we sold an aggregate principal amount of $100.0 million of 4.50% Convertible Senior Notes due 2014 (the “Notes”). The Notes, which are senior unsecured obligations the Company, pay interest semi-annually at a rate of 4.50% per annum and mature on November 1, 2014. The initial conversion rate is 63.2091 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment in certain circumstances. As a result of the cash dividend of $0.10 per share declared by the Board of Directors paid October 3, 2011, January 2, 2012, and April 2, 2012, the new conversion rate will be 64.3434 shares of JAKKS common stock per $1,000 principal amount of notes (or approximately $15.54 per share). Prior to August 1, 2014, holders of the Notes may convert their Notes only upon specified events. Upon conversion, the Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Holders of the Notes may require us to repurchase for cash all or some of their Notes upon the occurrence of a fundamental change (as defined in the Notes).

We believe that our cash flows from operations and cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. Although a significant portion of our cash is held off-shore and is currently subject to a 25% repatriation tax, we intend to finance our long-term liquidity requirements out of net cash provided by operations and net cash and cash equivalents. As of March 31, 2012, we do not have any off-balance sheet arrangements.

Pursuant to the Clinton Group Agreement discussed above in Subsequent Events (see Notes to Condensed Consolidated Financial Statements – Note 16), we agreed, subject to certain conditions, to use our reasonable efforts to commence a tender offer to our shareholders to purchase our common stock (the “Common Stock”) with an aggregate value of at least $80,000,000 at a price per share equal to at least $20.00 per share no later than May 25, 2012.  If the total amount of shares purchased in the tender offer is less than $80,000,000, we agreed to conduct subsequent self-tender offers or open market purchases until we have repurchased a minimum of $80,000,000 worth of shares. We are considering the manner of financing the tender offer and/or buy-back, including third party financing part of the cost, to minimize exposure to taxes on repatriation of earnings.

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

Interest Rate Risk

In November 2009, we issued convertible senior notes payable of $100.0 million principal amount with a fixed interest rate of 4.50% per annum, which remain outstanding as of March 31, 2012. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

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

We have experienced rapid growth in our product lines resulting in higher net sales over the last nine years, which was achieved through acquisitions of businesses, products and licenses. For example, revenues associated with companies we acquired since 2008 were approximately $218.5 million and $25.1 million, for the year ended December 31, 2011 and the three months ended March 31, 2012, respectively, representing 32.2% and 34.2% of our total revenues for those periods. As a result, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

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

Our growth strategy depends in part upon our ability to acquire companies and new product lines. Revenues associated with our acquisitions since 2008 represented approximately 32.2% and 34.2% of our total revenues for the year ended December 31, 2011 and the three months ended March 31, 2012, respectively. Future acquisitions will succeed only if we can effectively assess characteristics of potential target companies and product lines, such as:

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

Our three largest customers accounted for 56.6% and 45.5% of our net sales for the year ended December 31, 2011 and the three months ended March 31, 2012, respectively. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory also could adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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

We sell products and operate facilities in numerous countries outside the United States. For the three months ended March 31, 2012 and the year ended December 31, 2011 sales to our international customers comprised approximately 13.0% and 16.0%, respectively, of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers located principally in China which are subject to the risks normally associated with international operations, including:

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

We may not have the funds necessary to purchase our outstanding convertible senior notes upon a fundamental change, as required by the indenture governing the notes.

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

Item 6. Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Amended and Restated By-Laws of the Company(2)
4.3	Indenture, dated November 10, 2009, by and between the Registrant and Wells Fargo Bank, N.A. (4)
4.4	Form of 4.50% Senior Convertible Note (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(4)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(4)
32.1	Section 1350 Certification of Chief Executive Officer(4)
32.2	Section 1350 Certification of Chief Financial Officer(4)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 21, 2011, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on November 10, 2009, and incorporated herein by reference.

(4)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: May 10, 2012	By:	/s/ JOEL M. BENNETT
Joel M. Bennett
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Amended and Restated By-Laws of the Company(2)
4.3	Indenture, dated November 10, 2009, by and between the Registrant and Wells Fargo Bank, N.A. (3)
4.4	Form of 4.50% Senior Convertible Note (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(4)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(4)
32.1	Section 1350 Certification of Chief Executive Officer(4)
32.2	Section 1350 Certification of Chief Financial Officer(4)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on October 21, 2011, and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed on November 10, 2009, and incorporated herein by reference.

(4)	Filed herewith.