Form 10-Q
period 2012-06-30
JAKKS PACIFIC INC
filed 2012-08-07
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the issuer’s common stock is 22,021,808 as of August 6, 2012.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
Quarter Ended June 30, 2012

ITEMS IN FORM 10-Q

		Page

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets - December 31, 2011 and June 30, 2012 (unaudited)	3
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2012 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2012 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Mine safety disclosures	None
Item 5.	Other Information	None
Item 6.	Exhibits	38

Signatures		39
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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

Assets	December 31, 2011 (*)	June 30, 2012 (Unaudited)
Current assets
Cash and cash equivalents	$257,258	$221,648
Marketable securities	214	216
Accounts receivable, net of allowance for uncollectible accounts of $3,069 and $1,862, respectively	103,637	121,597
Inventory	47,019	60,798
Income tax receivable	24,166	24,008
Deferred income taxes	34,505	34,836
Prepaid expenses and other	30,686	32,959
Total current assets	497,485	496,062
Property and equipment
Office furniture and equipment	13,606	13,715
Molds and tooling	61,005	68,289
Leasehold improvements	6,788	6,409
Total	81,399	88,413
Less accumulated depreciation and amortization	65,213	69,621
Property and equipment, net	16,186	18,792
Deferred income taxes	47,081	47,102
Intangibles	21,753	19,742
Other long term assets	3,670	3,895
Investment in joint venture	2,736	3,295
Goodwill	24,015	24,725
Trademarks, net	2,308	2,308
Total assets	$615,234	$615,921
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$26,430	$64,342
Accrued expenses	50,780	44,297
Reserve for sales returns and allowances	43,440	26,007
Income taxes payable	2,183	7,886
Total current liabilities	122,833	142,532
Convertible senior notes, net	92,188	93,552
Other liabilities	1,630	1,831
Income taxes payable	4,992	4,550
Total liabilities	221,643	242,465
Commitments and Contingencies
Stockholders’ equity
Preferred shares, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 25,943,214 and 26,021,808 shares issued and outstanding, respectively	26	26
Additional paid-in capital	274,532	275,336
Retained earnings	123,174	102,202
Accumulated other comprehensive loss	(4,141)	(4,108)
Total stockholders’ equity	393,591	373,456
Total liabilities and stockholders’ equity	$615,234	$615,921

(*) Derived from audited financial statements
See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2011	2012	2011	2012

Net sales	$131,930	$145,359	$204,253	$218,764
Cost of sales	86,838	98,466	134,890	148,305
Gross profit	45,092	46,893	69,363	70,459
Selling, general and administrative expenses	43,094	46,786	82,155	89,762
Income (loss) from operations	1,998	107	(12,792)	(19,303)
Profit from video game joint venture	6,000	2,000	6,000	2,000
Equity in net income (loss) of joint venture	(8)	(98)	1	(44)
Interest income	122	314	227	513
Interest expense, net of benefit	(2,025)	(2,035)	(4,065)	(4,070)
Income (loss) before provision (benefit) for income taxes	6,087	288	(10,629)	(20,904)
Provision (Benefit) for income taxes	1,847	74	(4,294)	(5,118)
Net income (loss)	$4,240	$214	$(6,335)	$(15,786)
Income (loss) per share – basic and diluted	$0.16	$0.01	$(0.23)	$(0.61)
Comprehensive income/( loss)	$4,259	$299	$(6,372)	$(15,753)

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30, (Unaudited)
	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,335)	$(15,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,819	8,698
Share-based compensation expense	1,118	806
Loss on disposal of property and equipment	17	19
Deferred income taxes	(314)	(352)
Equity in net (income) loss of joint venture	(1)	122
Changes in operating assets and liabilities:
Accounts receivable	13,149	(17,960)
Inventory	(12,027)	(13,779)
Prepaid expenses and other current assets	(12,177)	(2,273)
Income tax receivable	181	158
Accounts payable	19,193	39,579
Accrued expenses	(16,623)	(6,483)
Income taxes payable	2,731	5,261
Reserve for sales returns and allowances	(11,490)	(17,433)
Other liabilities	(46)	201
Total adjustments	(6,470)	(3,436)
Net cash used in operating activities	(12,805)	(19,222)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,633)	(7,579)
Change in other assets	76	(561)
Proceeds from sale of property and equipment	26	―
Contribution to joint venture	(1,771)	(1,001)
Distribution from joint venture	―	320
Cash paid for net assets of business acquired	(3,542)	(2,377)
Net purchase of marketable securities	(3)	(2)
Net cash used in investing activities	(13,847)	(11,200)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options and warrants exercised	1,269	101
Common stock surrendered	(1,041)	(103)
Common stock repurchased	(5,049)	―
Dividends paid	―	(5,186)
Decrease in capital lease obligations	(27)	―
Net cash used in financing activities	(4,848)	(5,188)
Net decrease in cash and cash equivalents	(31,500)	(35,610)
Cash and cash equivalents, beginning of period	278,346	257,258
Cash and cash equivalents, end of period	$246,846	$221,648
Cash paid (received) during the period for:
Income taxes	$(6,784)	$(12,099)
Interest	$2,250	$2,250

See Notes 8 and 9 for additional supplemental information to the condensed consolidated statements of cash flows.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2012

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

The condensed consolidated financial statements include the accounts of JAKKS Pacific, Inc. and its wholly-owned subsidiaries (collectively, “the Company”).

Note 2 — Business Segments, Geographic Data, Sales by Product Group and Major Customers

The Company is a worldwide producer and marketer of children’s toys and other consumer products, principally engaged in the design, development, production, marketing and distribution of its diverse portfolio of products. The Company’s reportable segments are Traditional Toys and Electronics and Role Play, Novelty and Seasonal Toys, each of which includes worldwide sales.

The Traditional Toys and Electronics segment includes action figures, vehicles, playsets, plush products, dolls, accessories, electronic products, construction toys, infant and pre-school toys, foot to floor ride-on vehicles, wagons and pet treats and related products.

Role Play, Novelty and Seasonal Toys includes role play and dress-up products, Halloween and everyday costume play, novelty toys, seasonal and outdoor products and indoor and outdoor kids’ furniture.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group and Major Customers - (continued)

Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and six months ended June 30, 2011 and 2012 and as of December 31, 2011 and June 30, 2012 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Net Sales
Traditional Toys and Electronics	$67,733	$72,027	$105,897	$113,605
Role Play, Novelty and Seasonal Toys	64,197	73,332	98,356	105,159
	$131,930	$145,359	$204,253	$218,764

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Operating Income (Loss)
Traditional Toys and Electronics	$1,231	$(2,100)	$(7,125)	$(12,956)
Role Play, Novelty and Seasonal Toys	767	2,207	(5,667)	(6,347)
	$1,998	$107	$(12,792)	$(19,303)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Depreciation and Amortization Expense
Traditional Toys and Electronics	$3,932	3,552	$6,904	$5,788
Role Play, Novelty and Seasonal Toys	2,003	1,975	2,915	2,910
	$5,935	5,527	$9,819	$8,698

	December 31,	June 30,
	2011	2012
Assets
Traditional Toys and Electronics	$269,411	$272,994
Role Play, Novelty and Seasonal Toys	345,823	342,927
	$615,234	$615,921

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group and Major Customers - (continued)

The following tables present information about the Company by geographic area as of December 31, 2011 and June 30, 2012 and for the three and six months ended June 30, 2011 and 2012 (in thousands):

	December 31, 2011	June 30, 2012
Long-lived Assets
United States	$4,896	$4,076
Hong Kong	11,290	14,716
	$16,186	$18,792

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Net Sales by Geographic Area
United States	$109,766	$115,841	$167,233	$179,712
Europe	8,551	12,229	14,812	15,438
Canada	3,240	5,613	6,847	8,392
Hong Kong	631	876	1,472	1,105
Other	9,742	10,800	13,889	14,117
	$131,930	$145,359	$204,253	$218,764

Major Customers

Net sales to major customers for the three and six months ended June 30, 2011 and 2012 were as follows (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2012		2011		2012
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales

Target	$28,203	21.4%	$26,597	18.3%	$38,132	18.7%	$33,249	15.2%
Wal-Mart	20,154	15.3	16,167	11.1	39,630	19.4	32,293	14.8
Toys ‘R’ Us	11,669	8.8	10,732	7.4	21,046	10.3	21,307	9.7
	$60,026	45.5%	$53,496	36.8%	$98,808	48.4%	$86,849	39.7%

No other customer accounted for more than 10% of the Company’s total net sales.

At December 31, 2011 and June 30, 2012, the Company’s three largest customers accounted for approximately 41.3% and 44.2%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and warehouse costs, is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	December 31, 2011	June 30, 2012

Raw materials	$2,428	$4,983
Finished goods	44,591	55,815
	$47,019	$60,798

Note 4 — Revenue Recognition and Reserve for Sales Returns and Allowances

Revenue is recognized upon the shipment of goods to customers or their agents, depending upon terms, provided there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectability is reasonably assured and not contingent upon resale.

Generally, the Company does not allow product returns. It provides its customers a negotiated allowance for breakage or defects, which is recorded when the related revenue is recognized. However, the Company does make occasional exceptions to this policy and consequently accrues a return allowance based upon historic return amounts and management estimates. The Company occasionally grants credits to facilitate markdowns and sales of slow moving merchandise. These credits are recorded as a reduction of gross sales at the time of occurrence.

The Company also participates in cooperative advertising arrangements with some customers, whereby it allows a discount from invoiced product amounts in exchange for customer purchased advertising that features the Company’s products. Typically, these discounts range from 1% to 6% of gross sales, and are generally based upon product purchases or specific advertising campaigns. Such amounts are accrued when the related revenue is recognized or when the advertising campaign is initiated. These cooperative advertising arrangements are accounted for as direct selling expenses.

The Company’s reserve for sales returns and allowances amounted to $43.4 million as of December 31, 2011, compared to $26.0 million as of June 30, 2012. This decrease was primarily due to certain customers taking their year-end allowances related to 2011 sales during 2012.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Convertible Senior Notes

In November 2009, the Company sold an aggregate of $100.0 million principal amount of 4.50% Convertible Senior Notes due 2014 (the “Notes”). The Notes, which are senior unsecured obligations of the Company, pay cash interest semi-annually at a rate of 4.50% per annum and will mature on November 1, 2014. The initial conversion rate was 63.2091 shares of JAKKS common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment under certain circumstances. As a result of the cash dividend of $0.10 per share declared by the Board of Directors paid October 3, 2011, January 2, 2012, April 2, 2012 and July 2, 2012 and the above-market self-tender offer (see Note 16 - Subsequent Events), the new conversion rate will be 66.9978 shares of JAKKS common stock per $1,000 principal amount of notes (or approximately $14.93 per share). Prior to August 1, 2014, holders of the Notes may convert their Notes only upon the occurrence of specified events. Upon conversion, the Notes may be settled, at the Company’s election, in cash, shares of its common stock or a combination of cash and shares of its common stock. Holders of the Notes may require that the Company repurchase for cash all or some of their Notes upon the occurrence of a fundamental change (as defined).

 ASC 470-20, “Debt with Conversion and Other Options,” requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. In accordance with ASC 470-20, the Company allocated $13.7 million of the $100.0 million principal amount of the Notes to the equity component, which represents a discount to the debt and is being amortized to interest expense through November 1, 2014.  Interest expense associated with the amortization of the equity component was $0.7 million for each of the three months ended June 30, 2011 and 2012 and $1.4 million for each of the six months ended June 30, 2011 and 2012.

 Note 6 — Income Taxes

The Company's income tax expense of $1.8 million for the three months ended June 30, 2011 reflects an effective tax rate of 30.3%.  The Company's income tax expense of $0.1 million for the three months ended June 30, 2012 reflects an effective tax rate of 25.7%.

The Company’s income tax benefit of $4.3 million for the six months ended June 30, 2011 reflects an effective tax benefit rate of 40.4%. Included in the tax benefit of $4.3 million is a tax benefit of $1.5 million related to a reduction in tax reserves resulting from closed statutes and an adjustment to record various outstanding state tax refunds.  The Company’s income tax benefit of $5.1 million for the six months ended June 30, 2012 reflects an effective tax rate of 24.5%. Included in the tax benefit of $5.1 million is a discrete tax benefit of $0.4 million related to a reduction in tax reserves resulting from closed statutes of limitation.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 —Earnings/ Loss Per Share

The following table is a reconciliation of the weighted average shares used in the computation of loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,
	2011			2012
	Income	Weighted Average Shares	Per-Share	Income	Weighted Average Shares	Per-Share
Earnings per share – basic
Income available to common stockholders	$4,240	26,947	$0.16	$214	25,765	$0.01
Effect of dilutive securities:
Options and warrants		20			10
Unvested restricted stock grants		129			95
Earnings per share – diluted
Income available to common stockholders plus assumed exercises and conversion	$4,240	27,096	$0.16	$214	25,870	$0.01

	Six Months Ended June 30,
	2011			2012
	Income	Weighted Average Shares	Per-Share	Income	Weighted Average Shares	Per-Share
Loss per share – basic and diluted
Net loss available to common stockholders	$(6,335)	27,095	$(0.23)	$(15,786)	25,766	$(0.61)

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of warrants, options and convertible debt to the extent they are dilutive). For the three and six months ended June 30, 2011, the convertible notes interest and related common share equivalent of 6,320,910 were excluded from the diluted earnings per share calculation because they were anti-dilutive.  For the three and six months ended June 30, 2012, the convertible notes interest and related common share equivalent of 6,441,296 and 6,421,767,  respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.  Common share equivalents that could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted loss per share, totaled approximately 131,200 and 119,644 for the three months ended June 30, 2011 and 2012, respectively. Common share equivalents that could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted loss per share, totaled approximately 198,011 and 130,165 for the six months ended June 30, 2011 and 2012 respectively.

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

In January 2012, the Company issued 35,435 shares of restricted stock at a value of $0.5 million to an executive officer, which vest, subject to certain company financial performance criteria, over a five year period beginning in January 2013.  Also, in January 2012, the Company issued 5,315 shares of restricted stock at a value of $0.1 million to an executive officer, which vest, subject to certain company financial performance criteria, over a three year period beginning in January 2013.   In addition, an aggregate of 34,810 shares of restricted stock were issued to its five non-employee directors, which vest in January 2013, at an aggregate value of approximately $0.5 million.  In March 2012, the Company cancelled an aggregate of 2,928 shares of restricted stock due to the departure from the Company of two employees prior to vesting of their shares.  During the first half of 2012, certain employees, including an executive officer, surrendered an aggregate of 5,790 shares of restricted stock at a value of $0.1 million to cover income taxes on the vesting of shares.

During the second quarter of 2012, the Company issued an aggregate of 4,252 shares of restricted stock to two new non-employee directors, which vest in January 2013, at an aggregate value of approximately $0.1 million.

All issuances of common stock, including those issued pursuant to stock option and warrant exercises, restricted stock grants and acquisitions, are issued from the Company’s authorized but not issued and outstanding shares.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Business Combinations

In October 2008, the Company acquired substantially all of the assets of Tollytots Limited.  The total initial consideration of $26.8 million consisted of $12.0 million in cash and the assumption of liabilities in the amount of $14.8 million, and resulted in goodwill of $4.1 million, all of which was determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $5.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which was recorded as goodwill when earned. In the first earn-out period ended December 31, 2009, no portion of the earn-out was earned, while $1.7 million was earned for each of the second and third earn-out periods ended December 31, 2010 and 2011.  Tollytots is a leading designer and producer of licensed baby dolls and baby doll pretend play accessories based on well-known brands and was included in our results of operations from the date of acquisition.

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

Note 10 — Joint Ventures

The Company owned a fifty percent interest in a joint venture with THQ Inc. (“THQ”), which developed, published and distributed interactive entertainment software for the leading hardware game platforms in the home video game market. Pursuant to a Settlement Agreement and Mutual Release (the “Agreement”) dated December 22, 2009, the joint venture was terminated on December 31, 2009 and THQ is obligated to pay the Company fixed payments in the aggregate amount of $20.0 million, to be paid in installments of  $6.0 million on each of June 30, 2010 (payment received in June 2010) and 2011 (payment received in June 2011) and $4.0 million on each of June 30, 2012 and 2013 which the Company will record as income on a cash basis when received, as the Company cannot reasonably assure its collectability.  Pursuant to an amendment to the Agreement, the 2012 installment is to be paid $2.0 million on June 20, 2012 (payment received in June 2012) and $1.0 million plus accrued interest of 5% per annum on each of August 30, 2012 and October 30, 2012 and the 2013 installment is to be paid in ten equal monthly non-interest bearing installments of $0.4 million commencing on February 28, 2013.

The Company owns a fifty percent interest in a joint venture with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company. The joint venture was created to develop and produce a boys’ animated television show, which it licenses worldwide for television broadcast as well as consumer products. The Company is producing and marketing toys based upon the television program under a license from the joint venture.  The joint venture has also licensed certain other merchandising rights to third parties. The Company is responsible for fifty percent of the operating expenses of the joint venture and thirty-one percent of the production costs of the television show. The joint venture completed and delivered 26 episodes of the show, which began airing in February 2012, and commenced production on the remaining 26 episodes of the show.  The Company is responsible for production costs in the aggregate amount of approximately $3.7 million, of which $2.7 million and $0.9 million were paid in 2011 and 2012, respectively. The Company’s investment is being accounted for using the equity method.  For the three months ended June 30, 2011 and June 30, 2012, the Company recognized a loss from the joint venture of $8,035 and $97,941, respectively.  For the six months ended June 30, 2011 and June 30, 2012, the Company recognized income from the joint venture of $919 and a loss of $44,202, respectively, including producer fees and royalty income from the joint venture in the amount of nil and $77,638 for the six months ended June 30, 2011 and 2012, respectively.

As of December 31, 2011 and June 30, 2012, the balance of the investment in the joint venture includes the following components (in thousands):

	December 31,	June 30,
	2011	2012
Capital Contributions, net of distributions	$2,826	$3,507
Equity in cumulative net loss	(90)	(212)
Investment in joint venture	$2,736	$3,295

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 — Goodwill

The changes to the carrying amount of goodwill for the six months ended June 30, 2012 are as follows (in thousands):

	Traditional Toys and Electronics	Role Play, Novelty and Seasonal Toys	Total
Balance at beginning of the period	$17,597	$6,418	$24,015
Adjustments to goodwill during the period	710	―	710
Balance, June 30, 2012	$18,307	$6,418	$24,725

The Company applies a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If step one indicates that an impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.  There was no goodwill impairment during the periods ended June 30, 2011 and 2012.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12 — Intangible Assets Other Than Goodwill

Intangible assets other than goodwill consist primarily of licenses, product lines, customer relationships and trademarks. Amortized intangible assets are included in Intangibles in the accompanying balance sheets. Trademarks are disclosed separately in the accompanying balance sheets.  Debt offering costs from the issuance of the Company’s convertible senior notes are included in other long term assets in the accompanying balance sheets.  Intangible assets and debt issuance costs are as follows (in thousands, except for weighted useful lives):

		December 31, 2011			June 30, 2012
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)

Amortized Intangible Assets:
Licenses	4.96	91,488	(72,797)	18,691	91,488	(74,348)	17,140
Product lines	3.65	19,500	(18,787)	713	19,500	(18,863)	637
Customer relationships	5.28	7,096	(4,800)	2,296	7,096	(5,131)	1,965
Non-compete/Employment contracts	3.84	3,133	(3,080)	53	3,133	(3,133)	―
Total amortized intangible assets		121,217	(99,464)	21,753	121,217	(101,475)	19,742
Deferred Costs:
Debt issuance costs	5.00	3,678	(1,592)	2,086	3,678	(1,961)	1,717
Unamortized Intangible Assets:
Trademarks	indefinite	2,308	―	2,308	2,308	―	2,308
		$127,203	$(101,056)	$26,147	$127,203	$(103,436)	$23,767

Amortization expense related to limited life intangible assets and debt offering costs was $2.4 million and $1.7 million for the three  months ended June 30, 2011 and 2012, respectively, and $2.4 million and $2.4 million for the six months ended June 30, 2011 and 2012, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Comprehensive Income

The table below presents the components of the Company’s comprehensive income for the three and six months ended June 30, 2011 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Net Income/Loss	$4,240	$214	$(6,335)	$(15,786)
Other comprehensive income (loss):
Foreign currency translation adjustment	19	85	(37)	33
Comprehensive income/(loss)	$4,259	$299	$(6,372)	$(15,753)

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15 — Share-Based Payments

The Company’s 2002 Stock Award and Incentive Plan (the “Plan”) provides for the awarding of stock options and restricted stock to employees, officers and non-employee directors. Under the Plan, the Company grants directors, certain executives and other key employees restricted common stock, with vesting contingent upon completion of specified service periods ranging from one to five years. The Company also grants certain executives performance-based awards, with vesting contingent upon the Company’s achievement of specified financial goals.  The Plan is more fully described in Notes 14 and 16 to the Consolidated Financial Statements in the Company’s 2011 Annual Report on Form 10-K.

The following table summarizes the total share-based compensation expense and related tax benefits recognized for the three and six months ended June 30, 2011 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Restricted stock compensation expense	$270	$468	$1,118	$806
Tax benefit related to restricted stock compensation	$92	$177	$413	$304

Stock option activity pursuant to the Plan for the six months ended June 30, 2012 is summarized as follows:

	Plan Stock Options
	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2011	182,665		$19.11
Granted	―	$	―
Exercised	(7,500)		$13.47
Cancelled	(25,021)		$18.95
Outstanding, June 30, 2012	150,144		$19.42

Restricted stock award activity pursuant to the Plan for the six months ended June 30, 2012 is summarized as follows:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Price

Outstanding, December 31, 2011	142,184	$18.15
Awarded	79,812	$14.32
Released	(39,636)	$18.24
Forfeited	(2,928)	$18.26
Outstanding, June 30, 2012	179,432	$16.43

 Note 16 — Subsequent Events

Tender Offer

On July 5, 2012, the Company completed a self-tender offer to its shareholders and purchased 4 million shares of its common stock at a price of $20.00 per share for a total of $80.0 million, excluding offering costs of approximately $0.6 million. The above-market tender offer was funded from existing cash on hand and resulted in an upward adjustment to the conversion ratio of the Company’s Convertible Senior Notes, increasing the number of shares underlying the notes by 231,480 shares (see Note 5 – Convertible Senior Notes). The tendered shares were immediately retired.

Maui Toys Acquisition

On July 26, 2012, the Company completed the acquisition of all of the stock of Maui, Inc. and two affiliated companies (collectively, “Maui Toys”).  The initial purchase price was $32.0 million payable in cash at closing plus contingent payments in an amount up to an additional $33.0 million based upon prescribed future financial performance criteria of the Maui Toys products. The portion of the purchase price payable at closing was funded from existing cash on hand. Maui Toys is a developer, manufacturer and marketer of seasonal and outdoor toys.  The acquired assets of Maui Toys consisted primarily of intellectual property, inventory and related equipment. Prior to this transaction, there was no material relationship between Maui Toys and the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and Notes thereto, which appear elsewhere herein.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements and supplementary information were prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Inherent in the application of many of these accounting policies is the need for management to make estimates and judgments in the determination of certain revenues, expenses, assets and liabilities. As such, materially different financial results can occur as circumstances change and additional information becomes known. The policies with the greatest potential effect on our results of operations and financial position include:

Allowance for Doubtful Accounts. Our allowance for doubtful accounts is based upon management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging, customer disputes and the collectability of specific customer accounts. If there were a deterioration of a major customer’s creditworthiness, or actual defaults higher than our historical experience, our estimates of the recoverability of amounts due to us could be overstated, which could have an adverse impact on our operating results. Our allowance for doubtful accounts is also affected by the time at which uncollectible accounts receivable balances are actually written off.

Major customers’ accounts are monitored on an ongoing basis; more in-depth reviews are performed based upon changes in a customer’s financial condition and/or the level of credit being extended. When a significant event occurs, such as a bankruptcy filing by a specific customer, and on a quarterly basis, the allowance is reviewed for adequacy and the balance or accrual rate is adjusted to reflect current risk prospects.

Revenue Recognition. Our revenue recognition policy is to recognize revenue when persuasive evidence of an arrangement exists, title transfer has occurred (product shipment), the price is fixed or readily determinable and collectability is probable. Sales are recorded net of sales returns and discounts, which are estimated at the time of shipment based upon historical data. We routinely enter into arrangements with our customers to provide sales incentives and support customer promotions and we provide allowances for returns and defective merchandise. Such programs are primarily based upon customer purchases, customer performance of specified promotional activities and other specified factors such as sales to consumers. Accruals for these programs are recorded as sales adjustments that reduce gross revenue in the period in which the related revenue is recognized.

Goodwill and other indefinite-lived intangible assets. Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment at least annually at the reporting unit level.

Factors we consider important that could trigger an impairment review include the following:

●	significant underperformance relative to expected historical or projected future operating results;
●	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and
●	significant negative industry or economic trends.

Due to the subjective nature of the impairment analysis, significant changes in the assumptions used to develop the estimate could materially affect the conclusion regarding the future cash flows necessary to support the valuation of long-lived assets, including goodwill. The valuation of goodwill involves a high degree of judgment.  Based upon the assumptions underlying the valuation, impairment is determined by estimating the fair value of a reporting unit and comparing that value to the reporting unit’s book value. If the implied fair value is more than the book value of the reporting unit, an impairment loss is not indicated. If impairment exists, the fair value of the reporting unit is allocated to all of its assets and liabilities excluding goodwill, with the excess amount representing the fair value of goodwill. An impairment loss is measured as the amount by which the book value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill.

Goodwill and Intangible assets amounted to $46.8 million as of June 30, 2012 and $48.1 million as of December 31, 2011.

Reserve for Inventory Obsolescence. We value our inventory at the lower of cost or market. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling prices and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its net realizable value.

Failure to accurately predict and respond to consumer demand could result in us under-producing popular items or over-producing less popular items. Furthermore, significant changes in demand for our products would impact management’s estimates in establishing our inventory provision.

Management’s estimates are monitored on a quarterly basis and a further adjustment to reduce inventory to its net realizable value is recorded, as an increase to cost of sales, when deemed necessary under the lower of cost or market standard.

Income Allocation for Income Taxes. Our quarterly income tax provision and related income tax assets and liabilities are based on estimated annual income as allocated to the various tax jurisdictions based upon our transfer pricing study, US and foreign statutory income tax rates and tax regulations and planning opportunities in the various jurisdictions in which we operate. Significant judgment is required in interpreting tax regulations in the US and foreign jurisdictions, and in evaluating worldwide uncertain tax positions. Actual results could differ materially from those judgments, and changes from such judgments could materially affect our consolidated financial statements.

Discrete Items for Income Taxes. A discrete tax benefit of $0.4 million related to a reduction in tax reserves resulting from closed statutes of limitation was recognized during the six months ended June 30, 2012.  During this same period in 2011, we recognized a discrete tax benefit of $1.5 million related to a reduction in tax reserves resulting from closed statutes and an adjustment to record various outstanding state tax refunds.

Income taxes and interest and penalties related to income tax payable. We do not file a consolidated return for our foreign subsidiaries. We file federal and state returns and our foreign subsidiaries each file returns as required. Deferred taxes are provided on an asset and liability method, whereby deferred tax assets are recognized as deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Management employs a threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Tax benefits that are subject to challenge by tax authorities are analyzed and accounted for in the income tax provision.

 We accrue a tax reserve for additional income taxes, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of June 30, 2012, our income tax reserves were approximately $4.6 million and relate to the potential income tax audit adjustments, primarily in the areas of fixed asset depreciation in Hong Kong and ongoing state audits.   As of December 31, 2011, our income tax reserves were approximately $5.0 million and relate to the potential income tax audit adjustments, primarily in the areas of income allocation, foreign depreciation allowances and state taxes.

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

Recent Developments

 On September 13, 2011, we received an unsolicited letter from Oaktree Capital Management L.P. (“Oaktree”) expressing a non-binding indication of interest in acquiring our company for $20 per share, subject to due diligence and Oaktree’s ability to raise the necessary debt financing.  Oaktree had initially contacted us in March 2011 regarding an earlier non-binding and highly conditional indication of interest in acquiring our company.  With the advice and assistance of its independent financial advisors and special counsel, our Board of Directors reviewed and analyzed the terms of Oaktree's indication of interest.  After several Board meetings, a meeting with Oaktree attended by its independent financial advisors and special counsel and other communications, in July of 2011 our Board unanimously determined that pursuing Oaktree's initial indication of interest would not be in the best interest of our shareholders.  The Board communicated its conclusion to Oaktree in July 2011. We heard nothing further from Oaktree until we received the September 13, 2011 letter, which Oaktree simultaneously made public.  Once again, after a thorough review with the advice and assistance of our independent financial advisors and special counsel, our Board unanimously determined that Oaktree’s highly conditional and non-binding indication of interest was inadequate and not in the best interest of our shareholders.  On October 5, 2011, our Board sent a letter to Oaktree conveying its determination.

On April 17, 2012, we received another letter from Oaktree Capital Management, L.P. reiterating its interest in acquiring us.  By a letter dated the same day, we responded that we acknowledged receipt of their continuing indication of interest and stated (i) that there was nothing new in their letter as they have not now and never have made a "cash offer" to acquire us; (ii) the only thing our Board of Directors and its independent financial and legal advisors have been presented with are non-binding indications of interest and invitations to negotiate; and (iii) that their indication of interest remains—as it has been for over a year—subject to both due diligence and financing.  We also noted that their letter did not even contain a price.

On April 22, 2012, we entered into an agreement (the “Clinton Group Agreement”) with Clinton Group, Inc. and its affiliated funds (“Clinton”) providing for the following matters.

Increase in Size of our Board of Directors (the “Board”) from Six to Eight Members

Pursuant to the Clinton Group Agreement, we agreed to expand the Board from six to eight directors, approved the election of Peter F. Reilly as an independent director to fill one of the new board seats and agreed that the new independent director to fill the remaining vacancy on the Board would be subject to Clinton’s reasonable approval.  We also approved Mr. Reilly’s appointment to the Nominating and Corporate Governance Committee and Audit Committee of the Board.  On May 8, 2012, we approved the election of Leigh Anne Brodsky as an independent director to fill such vacancy.  We also approved Ms. Brodsky’s appointment to the Nominating and Corporate Governance Committee and the Compensation Committee of the Board.

Tender Offer

We agreed to commence a tender offer to our shareholders to purchase our common stock with an aggregate value of at least $80.0 million at a price per share equal to at least $20.00 per share no later than May 25, 2012.  On July 5, 2012, we completed the tender offer for 4 million shares at $20.00 per share for a total of $80.0 million, excluding offering costs of approximately $0.6 million.

Meeting with Oaktree

We also authorized our representatives to meet with Oaktree and to provide Oaktree with a reasonable opportunity to conduct diligence on us, subject to execution of a customary confidentiality agreement.  We could not agree upon the terms of a confidentiality agreement that appropriately protected our interests, and on June 15, 2012, we received a letter from Oaktree that it was terminating discussions about the confidentiality agreement because it could not agree to the terms we had proposed and, accordingly, the meeting never occurred and due diligence was not conducted.

Standstill

Clinton agreed to certain standstill restrictions until, generally, 60 days prior to the 2013 annual meeting of our stockholders.  They further agreed to support and vote for our incumbent Board at our 2012 annual meeting of stockholders and, until the expiration of the standstill period, in connection with any special meeting or written consent solicitation.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.8	67.7	66.0	67.8
Gross profit	34.2	32.3	34.0	32.2
Selling, general and administrative expenses	32.7	32.2	40.2	41.0
Income (Loss) from operations	1.5	0.1	(6.2)	(8.8)
Profit from video game joint venture	4.5	1.4	2.9	0.9
Equity in net income (loss) of joint venture	―	(0.1)	―	―
Interest income	0.1	0.2	0.1	0.2
Interest expense, net of benefit	(1.5)	(1.4)	(2.0)	(1.9)
Income (Loss) before provision (benefit) for income taxes	4.6	0.2	(5.2)	(9.6)
Provision (Benefit) for income taxes	1.4	0.1	(2.1)	(2.3)
Net Income (Loss)	3.2%	0.1%	(3.1)%	(7.3)%

The following unaudited table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Net Sales
Traditional Toys and Electronics	$67,733	$72,027	$105,897	$113,605
Role Play, Novelty and Seasonal Toys	64,197	73,332	98,356	105,159
	131,930	145,359	204,253	218,764
Cost of Sales
Traditional Toys and Electronics	43,113	47,915	71,718	75,220
Role Play, Novelty and Seasonal Toys	43,725	50,551	63,172	73,085
	86,838	98,466	134,890	148,305
Gross Profit
Traditional Toys and Electronics	24,620	24,112	34,179	38,385
Role Play, Novelty and Seasonal Toys	20,472	27,781	35,184	32,074
	$45,092	$46,893	$69,363	$70,459

Comparison of the Three Months Ended June 30, 2012 and 2011

Net Sales

Traditional Toys and Electronics. Net sales of our Traditional Toys and Electronics segment were $72.0 million for the three months ended June 30, 2012, compared to $67.7 million for the prior year period, representing an increase of $4.3 million, or 6.4%. The increase in net sales was primarily due to the launch of the Winx Club® dolls and sales contribution of our recently acquired Moose Mountain division.  This was offset in part by decreases in unit sales of some products, including Max Force®, Creepy Crawlers®, Spy Net® and electronics based on the Plug it in and Play TV Games®  brand.

Role Play, Novelty and Seasonal Toys. Net sales of our Role Play, Novelty and Seasonal Toys were $73.3 million for the three months ended June 30, 2012, compared to $64.2 million for the prior year period, representing an increase of $9.1 million, or 14.2%. The increase in net sales was primarily due to increases in unit sales of our Halloween costumes and accessories.

Cost of Sales

Traditional Toys and Electronics. Cost of sales of our Traditional Toys and Electronics segment was $47.9 million, or 66.5% of related net sales, for the three months ended June 30, 2012, compared to $43.1 million, or 63.7% of related net sales, for the prior year period, representing an increase of $4.8 million, or 11.1%. The dollar increase in cost of sales consisted of a $2.5 million increase of product cost, which is in line with the higher volume of sales.  Royalty expense increased by $2.0 million and as a percentage of sales due to changes in product mix from products with lower royalty rates or proprietary brands with no royalty rates to products with higher royalty rates.  Our depreciation of molds and tools for the segment was comparable year over year.

Role Play, Novelty and Seasonal Toys. Cost of sales of our Role Play, Novelty and Seasonal Toys segment was $50.6 million, or 69.0% of related net sales, for the three months ended June 30, 2012, compared to $43.7 million, or 68.1% of related net sales, for the prior year period, representing an increase of $6.9 million, or 15.8%. Product costs increased by $5.3 million, which is in line with the higher volume of sales and is comparable as a percentage of net sales year over year.  Royalty expense increased by $1.4 million, which is in line with the higher volume of sales.  Our depreciation of molds and tools for the segment was comparable year over year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $46.8 million for the three months ended June 30, 2012 and $43.1 million for the prior year period, constituting 32.2% and 32.7% of net sales, respectively. Selling, general and administrative expenses increased $3.7 million from the prior year period, primarily due to increases in foreign currency exchange losses ($1.9 million), product development costs ($1.6 million), travel expenses ($0.7 million), legal and financial advising fees related to the unsolicited indication of interest to acquire the Company ($0.6 million), legal fees ($0.5 million) and bad debt expense ($0.1 million), offset in part by a decrease in salaries and employee benefits, including bonus ($1.7 million).  Selling, general and administrative expenses decreased as a percentage of sales due to the higher sales volume.

Profit from Video Game Joint Venture

       Pursuant to a Settlement Agreement and Mutual Release dated December 22, 2009, the video game joint venture with THQ was terminated on December 31, 2009.  In each of June 2010 and 2011, we received a fixed payment from THQ in the amount of $6.0 million, which was recognized as income during the respective quarters.  On June 27, 2012, the settlement agreement was amended, whereby the payment terms for the remaining $8.0 million owed by THQ will be paid as follows: $2.0 million on June 29, 2012, $1.0 million each on August 30, 2012 and October 30, 2012 and $0.4 million each in ten consecutive monthly non-interest bearing payments beginning February 28, 2013.  Each of the 2012 payments due after June 2012 carry an interest rate of 5%, calculated from June 30, 2012 to the date of payment.  In June 2012, we received the scheduled payment from THQ in the amount of $2.0 million.  Future payments will be recorded as income on a cash basis.

Equity in Net Income (Loss) of Joint Venture

Operations of the animated television show joint venture commenced in the fourth quarter of 2010. We recognized a net loss of $0.1 million for the three months ended June 30, 2012, and there was nominal activity for the prior year period.

Interest Income

 Interest income for the three months ended June 30, 2012 was $0.3 million, compared to $0.1 million for the three months ended June 30, 2011.

Interest Expense

Interest expense was $2.0 million in the three months ended June 30, 2012 and 2011. For both periods, the interest expense of $2.0 million related to our convertible senior notes payable and was comprised of coupon interest of $1.1 million and amortization of debt discount and debt issuance costs of $0.9 million.

Provision for Income Taxes

Our income tax benefit, which includes federal, state and foreign income taxes and discrete items, was $0.1 million, or an effective tax rate of 25.7% for the three months ended June 30, 2012. During the same period of 2011, our income tax expense was $1.8 million, or an effective tax rate of 30.3%.

Comparison of the Six Months Ended June 30, 2012 and 2011

Net Sales

Traditional Toys and Electronics. Net sales of our Traditional Toys and Electronics segment were $113.6 million for the six months ended June 30, 2012, compared to $105.9 million for the prior year period, representing an increase of $7.7 million, or 7.3%. The increase in net sales was primarily due to the launches of our Monsuno® toy line and Winx Club® dolls, increased unit sales of Cabbage Patch Kids® dolls, large baby dolls and accessories based on Disney Princess® characters and the inclusion of our latest acquisition, Moose Mountain.  This was offset in part by decreases in unit sales of some products, including Max Force®, Real Construction® activity products, Creepy Crawlers® and electronics based on the Plug it in and Play TV Games® brand.

Role Play, Novelty and Seasonal Toys. Net sales of our Role Play, Novelty and Seasonal Toys were $105.2 million for the six months ended June 30, 2012, compared to $98.4 million for the prior year period, representing an increase of $6.8 million, or 6.9%. The increase in net sales was primarily due to increases in unit sales of our Halloween costumes and accessories and our kids outdoor furniture and activity tables, offset in part by decreases in unit sales of our role play and dress-up toys, including those based on Disney Princess® and Disney Fairies®.

Cost of Sales

Traditional Toys and Electronics. Cost of sales of our Traditional Toys and Electronics segment was $75.2 million, or 66.2% of related net sales, for the six months ended June 30, 2012, compared to $71.7 million, or 67.7% of related net sales, for the prior year period, representing an increase of $3.5 million, or 4.9%. The dollar increase is in line with the sales volume increase and the decrease of product costs as a percentage of sales was due to the change in product mix. Royalties and depreciation of molds and tools for the segment were comparable year over year.

Role Play, Novelty and Seasonal Toys. Cost of sales of our Role Play, Novelty and Seasonal Toys segment was $73.1 million, or 69.5% of related net sales, for the six months ended June 30, 2012, compared to $63.2 million, or 64.2% of related net sales, for the prior year period, representing an increase of $9.9 million, or 15.7%. Product costs increased by $5.2 million, which is in line with the sales volume increase.  Royalty expense increased by $4.6 million and increased as a percentage of sales due to a one-time credit for the period ended June 30, 2011.  Depreciation of molds and tools for the segment was comparable year over year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $89.8 million for the six months ended June 30, 2012 and $82.2 million for the prior year period, constituting 41.0% and 40.2% of net sales, respectively. Selling, general and administrative expenses increased $7.6 million from the prior year period primarily due to an increase in advertising expenses related to the launch of Monsuno® ($1.4 million), legal and financial advising fees related to the unsolicited indication of interest to acquire our company ($1.9 million), salaries and employee benefits, including bonus ($1.4 million), legal fees ($1.1 million), product development and testing ($1.9 million), travel expenses ($0.7 million) and foreign currency exchange losses ($1.8 million), offset in part by bad debt recovery ($1.2 million) and a decrease in amortization of intangible assets ($1.2 million).  Selling, general and administrative expenses increased as a percentage of sales due to additional overhead resulting from the incorporation of Moose Mountain (which was not included in prior year) and other non-variable expenses.

Profit from Video Game Joint Venture

       Pursuant to a Settlement Agreement and Mutual Release dated December 22, 2009, the video game joint venture with THQ was terminated on December 31, 2009.  In each of June 2010 and 2011, we received a fixed payment from THQ in the amount of $6.0 million, which was recognized as income during the respective quarters.  On June 27, 2012, the settlement agreement was amended, whereby the payment terms for the remaining $8.0 million owed by THQ will be paid as follows: $2.0 million on June 29, 2012, $1.0 million each on August 30, 2012 and October 30, 2012 and $0.4 million each in ten consecutive monthly non-interest bearing payments beginning February 28, 2013.  Each of the 2012 payments due after June 2012 carry an interest rate of 5%, calculated from June 30, 2012 to the date of payment.  In June 2012, we received the scheduled payment from THQ in the amount of $2.0 million.  Future payments will be recorded as income on a cash basis.

Equity in Net Income (Loss) of Joint Venture

Operations of the animated television show joint venture commenced in the fourth quarter of 2010.   We recognized a nominal net loss for the six months ended June 30, 2012, compared to nominal income for the six months ended June 30, 2011.

Interest Income

 Interest income for the six months ended June 30, 2012 was $0.5 million, compared to $0.2 million for the six months ended June 30, 2011.

Interest Expense

Interest expense was $4.1 million for the six months ended June 30, 2012 and 2011. For both periods, interest expense of $4.0 million related to our convertible senior notes payable was comprised of coupon interest of $2.2 million and amortization of debt discount and debt issuance costs of $1.8 million.

Benefit for Income Taxes

Our income tax benefit, which includes federal, state and foreign income taxes and discrete items, was $5.1 million, or an effective tax rate of 24.5%, for the six months ended June 30, 2012. During the comparable period in 2011, our income tax benefit was $4.3 million, or an effective tax rate of 40.4%.

The income tax benefit for the six months ended June 30, 2012 included a discrete tax benefit of $0.4 million related to a reduction in tax reserves resulting from closed statutes.  Absent these discrete tax benefits, our effective tax rate would have been 22.8%.

Seasonality and Backlog

The retail toy industry is inherently seasonal. Generally, our sales have been highest during the third and fourth quarters, and collections for those sales have been highest during the succeeding fourth and first quarters. Our working capital needs have been highest during the third and fourth quarters.

While we have taken steps to level sales over the entire year, sales are expected to remain heavily influenced by the seasonality of our toy and Halloween products. The result of these seasonal patterns is that operating results and the demand for working capital may vary significantly by quarter. Orders placed with us are cancelable until the date of shipment. The combination of seasonal demand and the potential for order cancellation makes accurate forecasting of future sales difficult and causes us to believe that backlog may not be an accurate indicator of our future sales. Similarly, financial results for a particular quarter may not be indicative of results for the entire year.

Liquidity and Capital Resources

As of June 30, 2012, we had working capital of $353.5 million, compared to $374.7 million as of December 31, 2011. The decrease was primarily attributable to an increase in accounts payable, partially offset by a decrease in sales allowance reserves.

Operating activities used net cash of $19.2 million for the first six months of 2012, as compared to using net cash of $12.8 million for the prior year period. Net cash was impacted primarily by an increase in outstanding receivables, reserves for sales returns and allowances and inventory, partially offset by an increase in accounts payable and accrued expenses.  Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 76 days as of June 30, 2012, compared to 75 days as of June 30, 2011. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of June 30, 2012, we had cash and cash equivalents of $221.6 million.

Our investing activities used net cash of $11.2 million for the six months ended June 30, 2012, as compared to $13.8 million for the prior year period, consisting primarily of cash paid for the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products of $7.6 million, the Tollytots earn-out of $1.7 million and the Moose Mountain working capital adjustment of $0.7 million. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 14% payable on net sales of such products. As of June 30, 2012, these agreements required future aggregate minimum guarantees of $52.9 million, exclusive of $33.4 million in advances already paid. Of this $52.9 million future minimum guarantee, $32.6 million is due over the next twelve months.

Our financing activities used net cash of $5.2 million for the six months ended June 30, 2012, as compared to $4.8 million for the prior year period, consisting primarily of cash paid as dividends to our shareholders.

In October 2008, we acquired substantially all of the assets of Tollytots Limited.  The total initial consideration of $26.8 million consisted of $12.0 million in cash and the assumption of liabilities in the amount of $14.8 million, and resulted in goodwill of $4.1 million, all of which was determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.0 million in cash over the three calendar years following the acquisition based upon the achievement of certain financial performance criteria, which was recorded as goodwill when earned. For the first earn-out period ended December 31, 2009, no portion of the earn-out was earned. $1.7 million was earned for each of the second and third earn-out periods ended December 31, 2010 and 2011.  Tollytots is a leading designer and producer of licensed baby dolls and baby doll pretend play accessories based upon well-known brands and was included in our results of operations from the date of acquisition.

In October 2008, we acquired all of the stock of Kids Only, Inc. and a related Hong Kong company, Kids Only Limited (collectively, “Kids Only”).  The total initial consideration of $23.8 million consisted of $20.4 million in cash and the assumption of liabilities in the amount of $3.4 million, and resulted in goodwill of $13.2 million, all of which was determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.6 million in cash over the three calendar years following the acquisition based upon the achievement of certain financial performance criteria, which was recorded as goodwill when earned. For the earn-out periods ended September 30, 2009, 2010 and 2011, $1.9 million, $1.9 million and $1.8 million were earned, respectively.  Kids Only is a leading designer and producer of licensed indoor and outdoor kids’ furniture, and has an extensive portfolio that includes baby dolls and accessories, room décor and a myriad of other children’s toy products and was included in our results of operations from the date of acquisition.

In October 2011, we acquired all of the stock of Moose Mountain Toymakers Limited, a Hong Kong company, and a related New Jersey company, Moose Mountain Marketing, Inc. (collectively, “Moose Mountain”).  The total initial consideration of $32.2 million consisted of $16.7 million in cash and the assumption of liabilities in the amount of $15.5 million, and resulted in goodwill of $14.2 million. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.3 million in cash over the three calendar years following the acquisition based upon the achievement of certain financial performance criteria.  The fair value of the expected earn-out of $4.6 million was included in goodwill and assumed liabilities as of December 31, 2011.  All future changes to the earn-out liability will be charged to income.  Moose Mountain is a leading designer and producer of foot to floor ride-ons, inflatable environments, wagons, pinball machines and tents and was included in our results of operations from the date of acquisition.

During the first quarter of 2012, an aggregate of $1.7 million of earn-out was paid in connection with the Tollytots acquisition, in addition to a working capital adjustment of $0.7 million in connection with the Moose Mountain acquisition.

In November 2009, we sold an aggregate principal amount of $100.0 million of 4.50% Convertible Senior Notes (the “Notes”) due 2014. The Notes, which are senior unsecured obligations, pay interest semi-annually at a rate of 4.50% per annum and mature on November 1, 2014. The initial conversion rate was 63.2091 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment in certain circumstances. As a result of the cash dividend of $0.10 per share declared by the Board of Directors and paid October 3, 2011, January 2, 2012, April 2, 2012 and July 2, 2012 and the above-market self-tender offer completed on July 5, 2012, the new conversion rate will be 66.9978 shares of JAKKS common stock per $1,000 principal amount of notes (or approximately $14.93 per share). Prior to August 1, 2014, holders of the Notes may convert their Notes only upon specified events. Upon conversion, the Notes may be settled, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock. Holders of the Notes may require us to repurchase for cash all or some of their Notes upon the occurrence of a fundamental change (as defined in the Notes).

We believe that our cash flows from operations and cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. Although a significant portion of our cash is held off-shore and is currently subject to a 25% repatriation tax, we intend to finance our long-term liquidity requirements out of net cash provided by operations and net cash and cash equivalents. As of  June 30, 2012, we do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, should such events occur, we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically, we have not used derivative instruments or engaged in hedging activities to minimize our market risk.

Interest Rate Risk

In November 2009, we issued convertible senior notes payable of $100.0 million principal amount with a fixed interest rate of 4.50% per annum, which remain outstanding as of June 30, 2012. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates.

Foreign Currency Risk

We have wholly-owned subsidiaries in Hong Kong, China, Canada, Spain, France and the United Kingdom. Sales made by the Hong Kong subsidiaries are denominated in U.S. dollars. However, purchases of inventory are typically denominated in Hong Kong dollars or Chinese Yuan and local operating expenses are denominated in the local currency of the subsidiary, thereby creating exposure to changes in exchange rates. Changes in the local currency/U.S. dollar exchange rates may positively or negatively affect our operating results. We do not believe that near-term changes in these exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and, therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Hong Kong dollar or Chinese Yuan relative to the U.S. dollar. Our subsidiaries in the United Kingdom, Spain and France have limited operations and, therefore, we have a nominal currency translation risk at this time.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report, have concluded that as of that date, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and operating results depend largely upon the appeal of our products. Our continued success in the toy industry will depend upon our ability to redesign, restyle and extend our existing core products and product lines as consumer preferences evolve, and to develop, introduce and gain customer acceptance of new products and product lines. Several trends in recent years have presented challenges for the toy industry, including:

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

The success of many of our character-related and theme-related products depends upon the popularity of characters in movies, television programs, live wrestling exhibitions, auto racing events and other media. We cannot assure you that:

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

Under the majority of our license agreements, the licensors have the right to review and approve our use of their licensed products, designs or materials before we may make any sales. If a licensor refuses to permit our use of any licensed property in the way we propose, or if their review process is delayed, our development or sale of new products could be impeded.

●	New licenses are difficult and expensive to obtain

Our continued success will substantially depend upon our ability to obtain additional licenses. Intense competition exists for desirable licenses in our industry. We cannot assure you that we will be able to secure or renew significant licenses on terms acceptable to us. In addition, as we add licenses, the need to fund additional royalty advances and guaranteed minimum royalty payments may strain our cash resources.

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

In addition, the toy industry has no significant barriers to entry. Competition is based primarily upon the ability to design and develop new toys, procure licenses for popular characters and trademarks and successfully market products. Many of our competitors offer similar products or alternatives to our products. Our competitors have obtained and are likely to continue to obtain licenses that overlap our licenses with respect to products, geographic areas and markets. We cannot assure you that we will be able to obtain adequate shelf space in retail stores to support our existing products, expand our products and product lines or continue to compete effectively against current and future competitors.

We may not be able to sustain or manage our growth, which may prevent us from continuing to increase our net revenues.

We have experienced rapid growth in our product lines resulting in higher net sales over the last ten years, which was achieved through acquisitions of businesses, products and licenses. For example, revenues associated with companies we acquired since 2008 were approximately $218.5 million and $89.1 million for the year ended December 31, 2011 and the six months ended June 30, 2012, respectively, representing 32.2% and 40.8% of our total revenues for those periods. As a result, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

Our growth strategy calls for us to continuously develop and diversify our toy business by acquiring other companies, entering into additional license agreements, refining our product lines and expanding into international markets, which will place additional demands on our management, operational capacity and financial resources and systems. The increased demand on management may necessitate our recruitment and retention of qualified management personnel. We cannot assure you that we will be able to recruit and retain qualified personnel or expand and manage our operations effectively and profitably. To effectively manage future growth, we must continue to expand our operational, financial and management information systems and train, motivate and manage our work force. There can be no assurance that our operational, financial and management information systems will be adequate to support our future operations. Failure to expand our operational, financial and management information systems or to train, motivate or manage employees could have a material adverse effect on our business, financial condition and results of operations.

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

Our growth strategy depends, in part, upon our ability to acquire companies and new product lines. Revenues associated with our acquisitions since 2008 represented approximately 32.2% and 40.8% of our total revenues for the year ended December 31, 2011 and the six months ended June 30, 2012, respectively. Future acquisitions will succeed only if we can effectively assess characteristics of potential target companies and product lines, such as:

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

Our three largest customers accounted for 56.6% and 39.7% of our net sales for the year ended December 31, 2011 and the six months ended June 30, 2012, respectively. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory could also adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

We depend upon our key personnel and any loss or interruption of his services could adversely affect our business, financial condition and results of operations.

Our success is largely dependent upon the experience and continued services of Stephen G. Berman, our President and Chief Executive Officer. We cannot assure you that we would be able to find an appropriate replacement for Mr. Berman should the need arise, and any loss or interruption of Mr. Berman’s services could adversely affect our business, financial condition and results of operations.

We depend upon third-party manufacturers, and if our relationship with any of them is harmed or if they independently encounter difficulties in their manufacturing processes, we could experience product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis, any of which could adversely affect our business, financial condition and results of operations.

We depend upon many third-party manufacturers who develop, provide and use the tools, dies and molds that we own to manufacture our products. However, we have limited control over the manufacturing processes themselves. As a result, any difficulties encountered by the third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our business, financial condition and results of operations.

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

Although we do not purchase the raw materials used to manufacture our products, we are potentially subject to variations in the prices we pay our third-party manufacturers for products, depending upon what they pay for their raw materials.

We have substantial sales and manufacturing operations outside of the United States, subjecting us to risks common to international operations.

We sell products and operate facilities in numerous countries outside the United States. For the six months ended June 30, 2012 and the year ended December 31, 2011, sales to our international customers comprised approximately 18.0% and 16.0%, respectively, of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers, located principally in China, and are subject to the risks normally associated with international operations, including:

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

Our reliance upon external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply, should such changes be necessary. However, if we were prevented from obtaining products or components for a material portion of our product line due to medical, political, labor or other factors beyond our control, our operations would be disrupted while alternative sources of products were secured. Also, the imposition of trade sanctions by the United States against a class of products imported by us from, or the loss of “normal trade relations” status by, China could significantly increase our cost of products imported from that nation. Because of the importance of international sales and international sourcing of manufacturing to our business, our financial condition and results of operations could be significantly and adversely affected if any of the risks described above were to occur.

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

We depend upon our proprietary rights, and our inability to safeguard and maintain the same, or claims of third parties that we have violated their intellectual property rights, could have a material adverse effect on our business, financial condition and results of operations.

We rely upon trademark, copyright and trade secret protection, nondisclosure agreements and licensing arrangements to establish, protect and enforce our proprietary rights in our products. The laws of certain foreign countries may not protect intellectual property rights to the same extent or in the same manner as the laws of the United States. We cannot assure you that we or our licensors will be able to successfully safeguard and maintain our proprietary rights. Further, certain parties have commenced legal proceedings or made claims against us based upon our alleged patent infringement, misappropriation of trade secrets or other violations of their intellectual property rights. We cannot assure you that other parties will not assert intellectual property claims against us in the future. These claims could divert our attention from operating our business or result in unanticipated legal and other costs, which could adversely affect our business, financial condition and results of operations.

Market conditions and other third-party conduct could negatively impact our margins and implementation of other business initiatives.

Economic conditions, such as rising fuel prices, level of consumer debt, increased competition and decreased consumer confidence, may adversely impact our margins. Such a weakened economic and business climate could create uncertainty and adversely affect our sales and profitability. Other conditions, such as the unavailability of electronics components, may impede our ability to manufacture, source and ship new and continuing products on a timely basis. Significant and sustained increases in the price of oil could adversely impact the cost of the raw materials used in the manufacture of our products, such as plastic.

We may not have the funds necessary to purchase our outstanding convertible senior notes upon a fundamental change, as required by the indenture governing the notes.

Our $100.0 million principal amount of 4.50% convertible senior notes mature on November 1, 2014. Holders of these notes may require us to purchase all or some of their notes for cash upon the occurrence of certain fundamental changes in our board composition or ownership structure, if we liquidate or dissolve under certain circumstances or if our common stock ceases being quoted on an established over-the-counter trading market in the United States. If we do not have, or have access to, sufficient funds to repurchase the notes, then we could be forced into bankruptcy. In fact, we expect that we would require third-party financing, but we cannot assure you that we would be able to obtain that financing on favorable terms, or at all.

We have a history of making acquisitions that result in material amounts of goodwill. Any future acquisitions may also result in material amounts of goodwill which, if impaired, would result in a reduction in our net income.

Goodwill is the amount by which the cost of an acquisition exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill not be amortized but instead be periodically evaluated for impairment based upon the fair value of the reporting unit. In the second quarter of 2009, we recognized an impairment of our goodwill, resulting in a non-cash charge to income of $407.1 million. Goodwill currently on our books and any goodwill associated with future acquisitions are subject to the same impairment risk.

Item 6. Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Amended and Restated By-Laws of the Company(2)
4.3	Indenture, dated November 10, 2009, by and between the Registrant and Wells Fargo Bank, N.A. (3)
4.4	Form of 4.50% Senior Convertible Note (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(4)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(4)
32.1	Section 1350 Certification of Chief Executive Officer(4)
32.2	Section 1350 Certification of Chief Financial Officer(4)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011 and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 10, 2009 and incorporated herein by reference.

(4)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: August 7, 2012	By:	/s/ JOEL M. BENNETT
Joel M. Bennett
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Amended and Restated By-Laws of the Company(2)
4.3	Indenture, dated November 10, 2009, by and between the Registrant and Wells Fargo Bank, N.A. (3)
4.4	Form of 4.50% Senior Convertible Note (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(4)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(4)
32.1	Section 1350 Certification of Chief Executive Officer(4)
32.2	Section 1350 Certification of Chief Financial Officer(4)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011 and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 10, 2009 and incorporated herein by reference.

(4)	Filed herewith.