Form 10-Q
period 2012-09-30
JAKKS PACIFIC INC
filed 2012-11-09
CIK 1009829

.
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the issuer’s common stock is 22,018,308 as of  November 9, 2012.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
Quarter Ended September 30, 2012

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

Assets	December 31, 2011 (*)	September 30, 2012 (Unaudited)
Current assets
Cash and cash equivalents	$257,258	$140,755
Marketable securities	214	218
Accounts receivable, net of allowance for uncollectible accounts of $3,069 and $2,735, respectively	103,637	242,635
Inventory	47,019	73,229
Income tax receivable	24,166	24,008
Deferred income taxes	34,505	34,504
Prepaid expenses and other	30,686	26,215
Total current assets	497,485	541,564
Property and equipment
Office furniture and equipment	13,606	14,138
Molds and tooling	61,005	71,900
Leasehold improvements	6,788	6,873
Total	81,399	92,911
Less accumulated depreciation and amortization	65,213	77,781
Property and equipment, net	16,186	15,130
Deferred income taxes	47,081	47,074
Intangibles	21,753	66,032
Other long term assets	3,670	4,940
Investment in DreamPlay LLC	―	7,000
Investment in joint venture	2,736	3,767
Goodwill	24,015	50,771
Trademarks, net	2,308	2,308
Total assets	$615,234	$738,586
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$26,430	$105,912
Accrued expenses	50,780	77,061
Reserve for sales returns and allowances	43,440	31,663
Income taxes payable	2,183	15,988
Short term debt	―	53,410
Total current liabilities	122,833	284,034
Convertible senior notes, net	92,188	94,235
Other liabilities	1,630	27,328
Income taxes payable	4,992	3,926
Total liabilities	221,643	409,523
Commitments and Contingencies
Stockholders’ equity
Preferred shares, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 25,943,214 and 22,021,808 shares issued and outstanding, respectively	26	22
Additional paid-in capital	274,532	202,758
Retained earnings	123,174	130,458
Accumulated other comprehensive loss	(4,141)	(4,175)
Total stockholders’ equity	393,591	329,063
Total liabilities and stockholders’ equity	$615,234	$738,586

(*) Derived from audited financial statements
See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended Setpember 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2011	2012	2011	2012

Net sales	$332,419	$314,491	$536,672	$533,255
Cost of sales	226,749	217,779	361,639	366,084
Gross profit	105,670	96,712	175,033	167,171
Selling, general and administrative expenses	55,602	59,416	137,757	149,178
Income from operations	50,068	37,296	37,276	17,993
Profit from video game joint venture	―	1,000	6,000	3,000
Equity in net income (loss) of joint venture	(26)	48	(25)	4
Interest income	102	97	329	610
Interest expense, net of benefit	(2,063)	(2,015)	(6,128)	(6,085)
Income before provision for income taxes	48,081	36,426	37,452	15,522
Provision for income taxes	13,256	5,983	8,962	865
Net income	$34,825	$30,443	$28,490	$14,657
Income per share – basic	$1.32	$1.38	$1.06	$0.59
Income per share –diluted	1.10	1.10	0.97	0.59
Comprehensive income	$34,991	$30,376	$28,619	$14,623

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30, (Unaudited)
	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,490	$14,657
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	20,614	21,751
Share-based compensation expense	1,547	1,189
Loss on disposal of property and equipment	18	19
Deferred income taxes	7,110	(5)
Equity in net loss of joint venture	25	119
Changes in operating assets and liabilities:
Accounts receivable	(117,204)	(135,931)
Inventory	(12,606)	(24,206)
Prepaid expenses and other current assets	1,934	3,582
Income tax receivable	(4,911)	158
Accounts payable	53,008	80,292
Accrued expenses	6,165	18,378
Income taxes payable	15,280	12,497
Reserve for sales returns and allowances	(1,980)	(11,777)
Other liabilities	(54)	(2)
Total adjustments	(31,054)	(33,936)
Net cash used in operating activities	(2,564)	(19,279)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(11,621)	(11,811)
Change in other assets	260	(441)
Proceeds from sale of property and equipment	26	―
Investment in DreamPlay LLC	―	(7,000)
Contribution to joint venture	(1,771)	(1,524)
Distribution from joint venture	―	374
Cash paid for intangible assets	―	(8,000)
Cash paid for net assets of business acquired	(3,542)	(34,367)
Net purchase of marketable securities	(5)	(4)
Net cash used in investing activities	(16,653)	(62,773)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercised	134	101
Proceeds from warrants exercised	1,135	―
Common stock surrendered	(1,177)	(103)
Common stock repurchased	(24,359)	(80,000)
Proceeds from credit facility borrowings	―	53,410
Credit facility costs	―	(486)
Dividends paid	(2,591)	(7,373)
Decrease in capital lease obligations	(27)	―
Net cash used in financing activities	(26,885)	(34,451)
Net decrease in cash and cash equivalents	(46,102)	(116,503)
Cash and cash equivalents, beginning of period	278,346	257,258
Cash and cash equivalents, end of period	$232,244	$140,755
Cash paid (received) during the period for:
Income taxes	$(8,471)	$(13,697)
Interest	$2,250	$2,250

See Notes 9 and 10 for additional supplemental information to the condensed consolidated statements of cash flows.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2012

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

Segment performance is measured at the operating income level. All sales are made to external customers and general corporate expenses have been attributed to the various segments based upon sales volumes. Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances, goodwill and other assets.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group and Major Customers - (continued)

Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and nine months ended September 30, 2011 and 2012 and as of December 31, 2011 and September 30, 2012 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012

Net Sales
Traditional Toys and Electronics	$163,199	$171,156	$269,096	$285,197
Role Play, Novelty and Seasonal Toys	169,220	143,335	267,576	248,058
	$332,419	$314,491	$536,672	$533,255

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012

Operating Income
Traditional Toys and Electronics	$28,012	$19,019	$19,796	$5,913
Role Play, Novelty and Seasonal Toys	22,056	18,277	17,480	12,080
	$50,068	$37,296	$37,276	$17,993

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012

Depreciation and Amortization Expense
Traditional Toys and Electronics	$6,314	$7,599	$13,218	$13,386
Role Play, Novelty and Seasonal Toys	4,481	5,454	7,396	8,365
	$10,795	$13,053	$20,614	$21,751

	December 31,	September 30,
	2011	2012
Assets
Traditional Toys and Electronics	$269,411	$345,668
Role Play, Novelty and Seasonal Toys	345,823	392,918
	$615,234	$738,586

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group and Major Customers - (continued)

The following tables present information about the Company by geographic area as of December 31, 2011 and September 30, 2012 and for the three and nine months ended September 30, 2011 and 2012 (in thousands):

	December 31, 2011	September 30, 2012
Long-lived Assets
United States	$4,896	$3,949
Hong Kong	11,290	11,181
	$16,186	$15,130

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Net Sales by Geographic Area
United States	$276,955	$243,986	$444,188	$423,698
Europe	23,132	35,042	37,944	50,480
Canada	17,603	16,149	24,450	24,540
Hong Kong	1,316	385	2,788	1,490
Other	13,413	18,929	27,302	33,047
	$332,419	$314,491	$536,672	$533,255

Major Customers

Net sales to major customers for the three and nine months ended September 30, 2011 and 2012 were as follows (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2012		2011		2012
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales

Target	$50,791	15.3%	$45,857	14.6%	$88,923	16.6%	$79,105	14.8%
Wal-Mart	93,227	28.0	62,514	19.9	132,857	24.8	94,807	17.8
Toys ‘R’ Us	38,877	11.7	36,765	11.7	59,923	11.2	58,072	10.9
	$182,895	55.0%	$145,136	46.2%	$281,703	52.6%	$231,984	43.5%

No other customer accounted for more than 10% of the Company’s total net sales.

At December 31, 2011 and September 30, 2012, the Company’s three largest customers accounted for approximately 41.3% and 39.0%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and warehouse costs, is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	December 31, 2011	September 30, 2012

Raw materials	$2,428	$3,255
Finished goods	44,591	69,974
	$47,019	$73,229

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

The Company’s reserve for sales returns and allowances amounted to $43.4 million as of December 31, 2011, compared to $31.7 million as of September 30, 2012. This decrease was primarily due to certain customers taking their year-end allowances related to 2011 sales during 2012.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Credit Facility

On September 27, 2012, the Company and its domestic subsidiaries entered into a secured credit facility with Wells Fargo Bank, National Association (the “Loan Agreement”). The Loan Agreement provides for a $75 million working capital revolving credit facility. The amounts outstanding under the revolving credit facility are payable in full upon maturity of the credit facility on April 30, 2013. The credit facility is secured by a substantial amount of the assets of the Company. The amount outstanding on the credit facility at September 30, 2012 was $53,410,000; the total borrowing capacity was approximately $70,853,000.

Aggregate maturities of the debt related to this credit facility are as follows (in thousands):

Year ending December 31:	2012	$0
	2013	53,410
	Total	$53,410

The Company’s ability to borrow under the Loan Agreement is subject to its ongoing compliance with certain financial covenants, including that the Company and its subsidiaries (a) maintain and earn on a consolidated basis as of the last day of each fiscal quarter, for the rolling four quarter period ending on such date, consolidated Net Profit (as defined in the Loan Agreement) equal to or greater than $1 (one dollar); (b) maintain a ratio of consolidated total funded debt to consolidated EBITDA (the “consolidated leverage ratio”) of not greater than (i) 4.00:1.0 on September 30, 2012, (ii) 3.00:1.0 on December 31, 2012 and thereafter; and (c) maintain Liquidity (as defined in the Loan Agreement) of at least $100,000,000.

The Loan Agreement allows the Company to borrow under the credit facility at LIBOR or at a base rate, plus applicable margins based on the funded debt to EBITDA leverage ratio for the most recent twelve month rolling quarter end. Applicable margins vary between a 150 to 200 basis point spread over LIBOR and between a negative 50 to zero basis point spread on base rate loans. As of September 30, 2012, the rate on the credit facility was 3.25%. In addition, the credit facility has an unused line fee based on the unused amount of the credit facility, ranging from 12.5 to 25 basis points.

The Loan Agreement also contains customary events of default, including a cross default provision and a change of control provision. In the event of a default, all of the obligations of the Company and its subsidiaries under the Loan Agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.

As of September 30, 2012, the Company was not in compliance with two of the three financial covenants under the Loan Agreement. To wit, at September 30, 2012, the Company had consolidated Net Profit of negative $5,361,000 when it was required to have at least $1 and it had a consolidated leverage ratio of 5.87 when it was required to be not greater than 4.00.  The Company met the third covenant of having at least $100,000,000 of Liquidity by having $140,973,000 of Liquidity. By a Letter Agreement dated November 7, 2012, the Bank waived the Company’s non-compliance with the two financial covenants identified above and the Loan Agreement was modified to require the Company to deliver certain additional financial reports and limited the amount that could be spent on future acquisitions without the Bank’s consent to $10 million.

In the event the Company fails to meet any of the financial covenants or any other of the original or additional covenants under the Loan Agreement in the future, the lender could declare an event of default, which could have a material adverse effect on the Company’s financial condition and results of operations. The Company would be required to obtain amendments and/or waivers or renegotiate the Loan Agreement with its lender, however there is no assurance that the lender will grant any waiver or agree to an amendment or renegotiation of the Loan Agreement. Any such amendment or waiver will likely require payment of a fee, result in higher interest rates on outstanding loan amounts and/or impose other restrictions. If the lender does not agree to a waiver and/or amendment and determine an event of default has occurred, the lender may accelerate all obligations of the Company under the Loan Agreement, demand immediate repayment of all obligations, and/or terminate all commitments to extend further credit under the Loan Agreement. If access to our credit facility is limited or terminated, liquidity could be constrained, which might affect the Company’s operations and growth prospects, and the Company might need to seek additional equity or debt financing. There is no assurance that such alternative financing would be available on acceptable terms or at all. Furthermore, any equity financing could result in dilution to existing stockholders and any debt financing might include restrictive covenants that could impede the Company’s ability to effectively operate and grow its business in the future.

Note 6 — Convertible Senior Notes

In November 2009, the Company sold an aggregate of $100.0 million principal amount of 4.50% Convertible Senior Notes due 2014 (the “Notes”). The Notes, which are senior unsecured obligations of the Company, pay cash interest semi-annually at a rate of 4.50% per annum and will mature on November 1, 2014. The initial conversion rate was 63.2091 shares of JAKKS common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment under certain circumstances. As a result of the cash dividend of $0.10 per share declared by the Board of Directors paid October 3, 2011, January 2, 2012, April 2, 2012, July 2, 2012 and October 1, 2012 and the above-market self-tender offer (see Note 9 – Common Stock and Preferred Stock), the new conversion rate is 67.4074 shares of JAKKS common stock per $1,000 principal amount of notes (or approximately $14.84 per share). Prior to August 1, 2014, holders of the Notes may convert their Notes only upon the occurrence of specified events. Upon conversion, the Notes may be settled, at the Company’s election, in cash, shares of its common stock or a combination of cash and shares of its common stock. Holders of the Notes may require that the Company repurchase for cash all or some of their Notes upon the occurrence of a fundamental change (as defined).

 Accounting Standards Codification ("ASC") 470-20, “Debt with Conversion and Other Options,” requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  In accordance with ASC 470-20, the Company allocated $13.7 million of the $100.0 million principal amount of the Notes to the equity component, which represents a discount to the debt that is being amortized to interest expense through November 1, 2014.  Interest expense associated with the amortization of the equity component was $0.7 million for each of the three months ended September 30, 2011 and 2012 and $2.0 million for each of the nine months ended September 30, 2011 and 2012.

 Note 7 — Income Taxes

The Company's income tax expense of $6.0 million for the three months ended September 30, 2012 reflects an effective tax rate of 16.4%. The Company's income tax expense of $13.3 million for the three months ended September 30, 2011 reflects an effective tax rate of 27.6%.

The Company’s income tax expense of $0.9 million for the nine months ended September 30, 2012 reflects an effective tax rate of 5.6%. Included in the tax expense of $0.9 million is a discrete tax benefit of $1.0 million related to a reduction in tax reserves resulting from closed statutes of limitation.  The Company’s income tax expense of $9.0 million for the nine months ended September 30, 2011 reflects an effective tax rate of 23.9%. Included in the tax expense of $9.0 million is a tax benefit of $1.3 million related to a reduction in tax reserves resulting from closed statutes and an adjustment to record various outstanding state tax refunds.

The Company may be required to take an impairment of its domestic deferred tax assets if it is not likely that sufficient taxable income of appropriate character will be generated in the U.S. to realize the deferred tax assets.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 —Earnings Per Share

The following table is a reconciliation of the weighted average shares used in the computation of earnings per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2011			2012
	Income	Weighted Average Shares	Per-Share	Income	Weighted Average Shares	Per- Share
Earnings per share – basic
Income available to common stockholders	$34,825	26,476	$1.32	$30,443	22,110	$1.38
Effect of dilutive securities:
Convertible senior notes	1,289	6,329		1,289	6,707
Options and warrants	-	11		-	5
Unvested restricted stock grants	-	106		-	111
Earnings per share – diluted
Income available to common stockholders plus assumed exercises and conversion	$36,114	32,922	$1.10	$31,732	28,933	$1.10

	Nine Months Ended September 30,
	2011			2012
	Income	Weighted Average Shares	Per-Share	Income	Weighted Average Shares	Per- Share
Earnings per share – basic
Income available to common stockholders	$28,490	26,858	$1.06	$14,657	24,656	$0.59
Effect of dilutive securities:
Convertible senior notes	3,867	6,323		3,867	6,520
Options and warrants	-	26		-	6
Unvested restricted stock grants	-	98		-	92
Earnings per share – diluted
Income available to common stockholders plus assumed exercises and conversion	$32,357	33,305	$0.97	$18,524	31,274	$0.59

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of warrants, options and convertible debt to the extent they are dilutive).  Common share equivalents that could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted loss per share, totaled approximately 144,665 and 119,644 for the three months ended September 30, 2011 and 2012, respectively. Common share equivalents that could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted loss per share, totaled approximately180,034 and 126,632 for the nine months ended September 30, 2011 and 2012, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Common Stock and Preferred Stock

The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.

In January 2011, the Company issued 27,442 shares of restricted stock at a value of $0.5 million to an executive officer, which vest, subject to certain company financial performance criteria, over a six year period beginning in February 2012.  In addition, an aggregate of 26,480 shares of restricted stock was issued to its five non-employee directors, which vest in January 2012, at an aggregate value of approximately $0.5 million.  In February 2011, the Company issued an aggregate of 65,363 shares of restricted stock at a value of $1.2 million to certain employees including an executive officer, which vest over a three-year period beginning in December 2011.  In addition, the company issued 18,238 shares of restricted stock at a value of $0.3 million to an executive officer, which vest, subject to certain company financial performance criteria, over a six year period beginning in February 2011.  In March 2011, the Company cancelled an aggregate of 5,000 shares of restricted stock due to the termination of an employee and the refusal of a grant by a current employee.  During the first quarter of 2011, an executive officer surrendered an aggregate of 57,096 shares of restricted stock at a value of approximately $1.0 million to cover income taxes on the 2011 vesting of his restricted shares.

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

In January 2012, the Company issued 35,435 shares of restricted stock at a value of $0.5 million to an executive officer, which vest, subject to certain company financial performance criteria, over a five year period beginning in January 2013.  Also, in January 2012, the Company issued 5,315 shares of restricted stock at a value of $0.1 million to an executive officer, which vest, subject to certain company financial performance criteria, over a three year period beginning in January 2013.   In addition, an aggregate of 34,810 shares of restricted stock were issued to its five non-employee directors, which vest in January 2013, at an aggregate value of approximately $0.5 million.  In March 2012, the Company cancelled an aggregate of 2,928 shares of restricted stock due to the departure from the Company of two employees prior to vesting of their shares.  During the first half of 2012, certain employees, including an executive officer, surrendered an aggregate of 5,790 shares of restricted stock at a value of approximately $0.1 million to cover income taxes on the vesting of shares.

During the second quarter of 2012, the Company issued an aggregate of 4,252 shares of restricted stock to two new non-employee directors, which vest in January 2013, at an aggregate value of approximately $0.1 million.

On July 5, 2012, the Company completed a self-tender offer to its shareholders and purchased 4 million shares of its common stock at a price of $20.00 per share for a total of $80.0 million, excluding offering costs of approximately $0.6 million.  The tendered shares were immediately retired.

On September 12, 2012, the Company issued warrants of 1.5 million shares at a value of $7.0 million for certain exclusive rights (see Note 11 - Joint Ventures).

All issuances of common stock, including those issued pursuant to stock option and warrant exercises, restricted stock grants and acquisitions, are issued from the Company’s authorized but not issued and outstanding shares.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Business Combinations

In October 2008, the Company acquired substantially all of the assets of Tollytots Limited.  The total initial consideration of $26.8 million consisted of $12.0 million in cash and the assumption of liabilities in the amount of $14.8 million, and resulted in goodwill of $4.1 million, all of which was determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $5.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which was recorded as goodwill when earned. In the first earn-out period ended December 31, 2009, no portion of the earn-out was earned, while $1.7 million was earned for each of the second and third earn-out periods ended December 31, 2010 and 2011.  Tollytots is a leading designer and producer of licensed baby dolls and baby doll pretend play accessories based on well-known brands and was included in the Company’s results of operations from the date of acquisition.

In October 2008, the Company acquired all of the stock of Kids Only, Inc. and a related Hong Kong company, Kids Only Limited (collectively, “Kids Only”).  The total initial consideration of $23.8 million consisted of $20.4 million in cash and the assumption of liabilities in the amount of $3.4 million, and resulted in goodwill of $13.2 million, all of which has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $5.6 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which was recorded as goodwill when earned. For the earn-out periods ended September 30, 2009, 2010 and 2011, $1.9 million, $1.9 million and $1.8 million were earned, respectively.  Kids Only is a leading designer and producer of licensed indoor and outdoor kids’ furniture, and has an extensive portfolio which also includes baby dolls and accessories, room décor and a myriad of other children’s toy products and was included in the Company’s results of operations from the date of acquisition.

In October 2011, the Company acquired all of the stock of Moose Mountain Toymakers Limited, a Hong Kong company, and a related New Jersey company, Moose Mountain Marketing, Inc. (collectively, “Moose Mountain”).  The total initial consideration of $32.2 million consisted of $16.7 million in cash and the assumption of liabilities in the amount of $15.5 million, and resulted in goodwill of $14.2 million. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $5.3 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria.  The fair value of the expected earn-out of $4.6 million was included in goodwill and assumed liabilities as of December 31, 2011.  All future changes to the earn-out liability will be charged to income.  Moose Mountain is a leading designer and producer of foot to floor ride-ons, inflatable environments, wagons, pinball machines and tents and was included in the Company’s results of operations from the date of acquisition.

On July 26, 2012, the Company acquired all of the stock of Maui, Inc., an Ohio corporation, Kessler Services, Inc., a Nevada corporation, and A.S. Design Limited, a Hong Kong corporation (collectively, “Maui”).  The total initial consideration of $37.6 million consisted of $36.2 million in cash and the assumption of liabilities in the amount of $1.4 million.  In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $18.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which has been accrued and recorded as goodwill as of September 30, 2012.  The Company has not finalized its purchase price allocation for Maui and has engaged a third party to perform studies and valuations of the estimated fair value of assets and liabilities assumed. Maui is a leading manufacturer and distributor of spring and summer activity toys and impulse toys and was included in the Company’s results of operations from the date of acquisition.

On September 14, 2012, the Company acquired all of the stock of JKID, LTD., a United Kingdom corporation for an initial cash consideration of $1.1 million and deferred cash payments of $5.5 million payable in five semi annual payments of $1.1 million each.  In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $4.4 million in cash over the two year period of 2015 through 2016, based upon the achievement of certain financial performance criteria, which has been accrued and recorded as goodwill as of September 30, 2012.  The Company has not finalized its purchase price allocation for JKID and has engaged a third party to perform studies and valuations of the estimated fair value of assets and liabilities assumed.  JKID is the developer of augmented reality technology that enhances the play patterns of toys and consumer products.

During the first quarter of 2011, an aggregate of $3.6 million of earn-out was paid in connection with the Tollytots and Kids Only acquisitions.  During the first quarter of 2012, an aggregate of $1.7 million of earn-out was paid in connection with the Tollytots acquisition, in addition to a working capital adjustment of $0.7 million in connection with the Moose Mountain acquisition.

Note 11 — Joint Ventures

The Company owned a fifty percent interest in a joint venture with THQ Inc. (“THQ”), which developed, published and distributed interactive entertainment software for the leading hardware game platforms in the home video game market. Pursuant to a Settlement Agreement and Mutual Release (the “Agreement”) dated December 22, 2009, the joint venture was terminated on December 31, 2009 and THQ is obligated to pay the Company fixed payments in the aggregate amount of $20.0 million, to be paid in installments of  $6.0 million on each of June 30, 2010 (payment received in June 2010) and 2011 (payment received in June 2011) and $4.0 million on each of June 30, 2012 and 2013 which the Company will record as income on a cash basis when received, as the Company cannot reasonably assure its collectability.  Pursuant to an amendment to the Agreement, the 2012 installment is to be paid $2.0 million on June 20, 2012 (payment received in June 2012) and $1.0 million plus accrued interest of 5% per annum on each of August 30, 2012 (payment received in August 2012) and October 30, 2012 (payment received in October 2012) and the 2013 installment is to be paid in ten equal monthly non-interest bearing installments of $0.4 million commencing on February 28, 2013.

The Company owns a fifty percent interest in a joint venture (“Pacific Animation Partners”) with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company. The joint venture was created to develop and produce a boys’ animated television show, which it licenses worldwide for television broadcast as well as consumer products. The Company is producing and marketing toys based upon the television program under a license from the joint venture.  The joint venture has also licensed certain other merchandising rights to third parties. The Company is responsible for fifty percent of the operating expenses of the joint venture and thirty-one percent of the production costs of the television show. The joint venture completed and delivered 26 episodes of the show, which began airing in February 2012, and commenced production on the remaining 26 episodes of the show.  The Company is responsible for production costs in the aggregate amount of approximately $3.7 million, of which $2.7 million and $0.9 million were paid in 2011 and 2012, respectively. The Company’s investment is being accounted for using the equity method.  For the three months ended September 30, 2011 and September 30, 2012, the Company recognized a loss from the joint venture of $25,787 and income of $48,116, respectively, including producer fees and royalty income from the joint venture of nil and $45,711.  For the nine months ended September 30, 2011 and September 30, 2012, the Company recognized a loss from the joint venture of $ 24,869 and income of $3,914, respectively, including producer fees and royalty income from the joint venture in the amount of nil and $123,348 for the nine months ended September 30, 2011 and 2012, respectively.

As of December 31, 2011 and September 30, 2012, the balance of the investment in the Pacific Animation Partners joint venture includes the following components (in thousands):

	December 31,	September 30,
	2011	2012
Capital Contributions, net of distributions	$2,826	$3,977
Equity in cumulative net loss	(90)	(210)
Investment in joint venture	$2,736	$3,767

On September 12, 2012, the Company entered into a joint venture (“DreamPlay Toys”) with NantWorks LLC (“NantWorks”) in which it owns a fifty percent interest. Pursuant to the operating agreement of DreamPlay Toys, the Company paid to NantWorks cash in the amount of $8.0 million and issued NantWorks a warrant to purchase 1.5 million shares of the Company’s common stock at an exercise price of $16.2823 per share at a value of $7.0 million in exchange for the exclusive right to arrange for the provision of the NantWorks platform for toy products.  The fair value of the warrant was estimated using the Black-Scholes method, using assumptions consistent with our application of ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”), which are as follows:

September 12,
2012
Risk-free interest rate	0.70%
Expected volatility	42.28%
Expected life (years)	5.0
Expected dividend yield	2.5%

The Company’s computation of expected volatility is based upon the historical daily volatility of its publicly traded stock.  The Company used the warrant’s contracted life for the expected life.  The dividend yield assumption is based upon the Company’s annualized dividend yield at the time of issuance.  The risk-free interest rate is equal to the U.S. Treasury rate in effect at the time of the grant for instruments with a similar expected life.

 The Company has classified these rights as an intangible asset and will amortize the asset over the anticipated revenue stream from the exploitation of these rights. The joint venture entered into a Toy Services Agreement with an initial term of three years expiring on October 1, 2015 and a renewal period at the option of the Company expiring October 1, 2018, subject to the achievement of certain financial targets, to develop and produce toys utilizing recognition technologies owned by NantWorks. Pursuant to the terms of the Toy Services Agreement, NantWorks is entitled to receive a preferred return based on net sales of DreamPlay Toys product sales and third party license fees. The Company retains the financial risk of the joint venture and is responsible for the day-to-day operations, including development, sales and distribution, for which it is entitled to receive any remaining profit or is responsible for any losses, and the results of operations of the joint venture will be consolidated with the Company’s results. Sales of DreamPlay Toys products is expected to commence in the second quarter of 2013.

As of September 30, 2012, the balance of the investment in the DreamPlay Toys joint venture was nil.

In addition, the Company invested $7.0 million in cash in exchange for a five percent economic interest in a related entity, DreamPlay LLC, that will exploit the recognition technologies in non-toy consumer product categories. NantWorks has the right to repurchase the Company’s interest for $7.0 million. The Company has classified this investment as a long term asset on its balance sheet.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12 — Goodwill

The changes to the carrying amount of goodwill for the nine months ended September 30, 2012 are as follows (in thousands):

	Traditional Toys and Electronics	Role Play, Novelty and Seasonal Toys	Total
Balance at beginning of the period	$17,597	$6,418	$24,015
Additions to goodwill resulting from acquisitions	11,629	15,127	26,756
Balance, September 30, 2012	$29,226	$21,545	$50,771

The Company applies a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If step one indicates that an impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.  There was no goodwill impairment during the periods ended September 30, 2011 and 2012.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Intangible Assets Other Than Goodwill

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

		December 31, 2011			September 30, 2012
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)

Amortized Intangible Assets:
Licenses	4.96	91,488	(72,797)	18,691	91,488	(77,214)	14,274
Product lines	5.75	19,500	(18,787)	713	64,435	(19,273)	45,162
Customer relationships	5.21	7,096	(4,800)	2,296	9,196	(5,693)	3,503
Trade names	5.00	―	―	―	3,000	(100)	2,900
Non-compete/Employment contracts	3.90	3,133	(3,080)	53	3,333	(3,140)	193
Total amortized intangible assets		121,217	(99,464)	21,753	171,452	(105,420)	66,032
Deferred Costs:
Debt issuance costs	2.91	3,678	(1,592)	2,086	4,163	(2,214)	1,949
Unamortized Intangible Assets:
Trademarks		2,308	―	2,308	2,308	―	2,308
Total Intangible Assets:		127,203	(101,056)	26,147	177,923	(107,634)	70,289

Amortization expense related to limited life intangible assets and debt offering costs was $4.0 million and $4.2 million for the three months ended September 30, 2011 and 2012, respectively, and $7.6 million and $6.6 million for the nine months ended September 30, 2011 and 2012, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14 — Comprehensive Income

The table below presents the components of the Company’s comprehensive income for the three and nine months ended September 30, 2011 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Net Income	$34,825	$30,443	$28,490	$14,657
Other comprehensive income (loss):
Foreign currency translation adjustment	166	(67)	129	(34)
Comprehensive income	$34,991	$30,376	$28,619	$14,623

Note 15 — Litigation

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

Note 16 — Share-Based Payments

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

The following table summarizes the total share-based compensation expense and related tax benefits recognized for the three and nine months ended September 30, 2011 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Restricted stock compensation expense	$429	$383	$1,547	$1,189
Tax benefit related to restricted stock compensation	$145	$144	$558	$448

Stock option activity pursuant to the Plan for the nine months ended September 30, 2012 is summarized as follows:

	Plan Stock Options
	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2011	182,665		$19.11
Granted	―	$	―
Exercised	(7,500)		$13.47
Cancelled	(40,521)		$17.79
Outstanding, September 30, 2012	134,644		$19.82

Restricted stock award activity pursuant to the Plan for the nine months ended September 30, 2012 is summarized as follows:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Price

Outstanding, December 31, 2011	142,184	$18.15
Awarded	79,812	$14.32
Released	(39,636)	$18.24
Forfeited	(2,928)	$18.26
Outstanding, September 30, 2012	179,432	$16.43

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

Goodwill, Trademarks (net) and Intangible assets amounted to $119.1 million as of September 30, 2012 and $48.1 million as of December 31, 2011.

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

Discrete Items for Income Taxes. A discrete tax benefit of $1.0 million related to a reduction in tax reserves resulting from closed statutes of limitation was recognized during the nine months ended Septembere 30, 2012.  During this same period in 2011, we recognized a discrete tax benefit of $1.3 million related to a reduction in tax reserves resulting from closed statutes and an adjustment to record various outstanding state tax refunds.

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

 We accrue a tax reserve for additional income taxes, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of September 30, 2012, our income tax reserves were approximately $3.9 million and relate to the potential income tax audit adjustments, primarily in the areas of fixed asset depreciation in Hong Kong and ongoing state audits.   As of December 31, 2011, our income tax reserves were approximately $5.0 million and related to the potential income tax audit adjustments, primarily in the areas of income allocation, foreign depreciation allowances and state taxes.

Share-Based Compensation. We grant restricted stock awards to our employees (including officers) and to non-employee directors under our 2002 Stock Award and Incentive Plan (the “Plan”), which incorporated the shares remaining under our Third Amended and Restated 1995 Stock Option Plan.  The benefits provided under the Plan are share-based payments.   We amortize over a requisite service period, the net total deferred restricted stock expense based upon the fair value of the stock on the date of the grants.  In certain instances, the service period may differ from the period in which each award will vest.  Additionally, certain groups of grants are subject to an expected forfeiture rate calculation.

Recent Developments

Oaktree Capital Management L.P.

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

Clinton Group, Inc.

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

We agreed to commence a tender offer to our shareholders to purchase our common stock with an aggregate value of at least $80.0 million at a price per share equal to at least $20.00 per share no later than May 25, 2012.  On July 5, 2012, we completed the tender offer for four million shares at $20.00 per share for a total of $80.0 million, excluding offering costs of approximately $0.6 million.

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

Acquisitions

On July 26, 2012, we acquired all of the stock of Maui, Inc., an Ohio corporation, Kessler Services, Inc., a Nevada corporation, and A.S. Design Limited, a Hong Kong corporation (collectively, "Maui"). The total initial consideration of $37.6 million consisted of $36.2 million in cash and the assumption of liabilities in the amount of $1.4 million. In addition, we agreed to pay an earn-out of up to an aggregate amount of $18.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which has been accrued and recorded as goodwill as of September 30, 2012. We have not finalized our purchase price allocation for Maui and have engaged a third party to perform studies and valuations of the estimated fair value of assets and liabilities assumed. Maui is a leading manufacturer and distributor of spring and summer activity toys and impulse toys and was included in our results of operations from the date of acquisition.

On September 14, 2012, we acquired all of the stock of JKID, LTD., a United Kingdom corporation for an initial cash consideration of $1.1 million and deferred cash payments of $5.5 million payable in five semi annual payments of $1.1 million each. In addition, we agreed to pay an earn-out of up to an aggregate amount of $4.4. million in cash over the two year period of 2015 through 2016, based upon the achievement of certain financial performance criteria, which has been accrued and recorded as goodwill as of September 30, 2012. We have not finalized our purchase price allocation for JKID and have engaged a third party to perform studies and valuations of the estimated fair value of assets and liabilities assumed. JKID is the developer of augmented reality technology that enhances the play patterns of toys and consumer products.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.2	69.2	67.4	68.7
Gross profit	31.8	30.8	32.6	31.3
Selling, general and administrative expenses	16.7	18.9	25.7	28.0
Income from operations	15.1	11.9	6.9	3.3
Profit from video game joint venture	―	0.3	1.1	0.6
Equity in net income of joint venture	―	―	―	―
Interest income	―	―	0.1	0.1
Interest expense, net of benefit	(0.6)	(0.6)	(1.1)	(1.1)
Income before provision for income taxes	14.5	11.6	7.0	2.9
Provision for income taxes	4.0	1.9	1.7	0.2
Net Income	10.5%	9.7%	5.3%	2.7%

The following unaudited table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012

Net Sales
Traditional Toys and Electronics	$163,199	$171,156	$269,096	$285,197
Role Play, Novelty and Seasonal Toys	169,220	143,335	267,576	248,058
	332,419	314,491	536,672	533,255
Cost of Sales
Traditional Toys and Electronics	106,646	116,822	178,364	191,669
Role Play, Novelty and Seasonal Toys	120,103	100,957	183,275	174,415
	226,749	217,779	361,639	366,084
Gross Profit
Traditional Toys and Electronics	56,553	54,334	90,732	93,528
Role Play, Novelty and Seasonal Toys	49,117	42,378	84,301	73,643
	$105,670	$96,712	$175,033	$167,171

Comparison of the Three Months Ended September 30, 2012 and 2011

Net Sales

Traditional Toys and Electronics. Net sales of our Traditional Toys and Electronics segment were $171.2 million for the three months ended September 30, 2012, compared to $163.2 million for the prior year period, representing an increase of $8.0 million, or 4.9%. The increase in net sales was primarily due to the launch of Power Train, action figures based on the animation series Monsuno, Disney large dolls and accessories, Winx Club® dolls and sales contribution of our recently acquired Moose Mountain division.  This was offset in part by decreases in unit sales of some products, including Max Force®, Real Construction®, Spy Net®, action figures and playsets based on the Smurfs movie and electronics based on the Plug it in and Play TV Games®  brand.

Role Play, Novelty and Seasonal Toys. Net sales of our Role Play, Novelty and Seasonal Toys were $143.3 million for the three months ended September 30, 2012, compared to $169.2 million for the prior year period, representing decrease of $25.9 million, or 15.3%. The decrease in net sales was primarily due to decreases in unit sales of our Disney Princess® dress up and role play items, Halloween costumes and accessories and our kids outdoor furniture and activity tables, offset in part by the sales contribution of our recently acquired Maui Toys division.

Cost of Sales

Traditional Toys and Electronics. Cost of sales of our Traditional Toys and Electronics segment was $116.8 million, or 68.3% of related net sales, for the three months ended September 30, 2012, compared to $106.6 million, or 65.3% of related net sales, for the prior year period, representing an increase of $10.2 million, or 9.6%. The dollar increase in cost of sales consisted of a $8.0 million increase of product cost, which is mostly due to a higher volume of sales and also due to a higher volume of lower margin sales.  Royalty expense increased by $1.3 million and is consistent with the higher volume of sales.  Our depreciation of molds and tools for the segment was comparable year over year.

Role Play, Novelty and Seasonal Toys. Cost of sales of our Role Play, Novelty and Seasonal Toys segment was $101.0 million, or 70.4% of related net sales, for the three months ended September 30, 2012, compared to $120.1 million, or 71.0% of related net sales, for the prior year period, representing a decrease of $19.1 million, or 15.9%. Product costs decreased by $16.1 million, which is in line with the lower volume of sales and is comparable as a percentage of net sales year over year.  Royalty expense decreased by $3.3 million, which is in line with the lower volume of sales.  Our depreciation of molds and tools for the segment was comparable year over year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $59.4 million for the three months ended September 30, 2012 and $55.6 million for the prior year period, constituting 18.9% and 16.7% of net sales, respectively. Selling, general and administrative expenses increased $3.8 million from the prior year period, primarily due to increases in media buys to advertise our product ($4.2 million), travel expenses ($0.4 million), legal and financial advising fees related to the unsolicited indication of interest to acquire the Company ($0.3 million), product development ($0.5 million) and bad debt expense ($0.4 million), offset in part by a decrease in salaries and employee benefits, including bonus ($1.9 million).  Selling, general and administrative expenses increased as a percentage of sales due to the lower sales volume.

Profit from Video Game Joint Venture

       Pursuant to a Settlement Agreement and Mutual Release dated December 22, 2009, the video game joint venture with THQ was terminated on December 31, 2009.  In each of June 2010 and 2011, we received a fixed payment from THQ in the amount of $6.0 million, which was recognized as income during the respective quarters.  On June 27, 2012, the settlement agreement was amended, whereby the payment terms for the remaining $8.0 million owed by THQ will be paid as follows: $2.0 million on June 29, 2012, $1.0 million each on August 30, 2012 and October 30, 2012 and ten equal consecutive monthly non-interest bearing payments of $0.4 million beginning February 28, 2013.  Each of the 2012 payments due after June 2012 carry an interest rate of 5%, calculated from June 30, 2012 to the date of payment.  In June, August and October 2012 we received the scheduled payments from THQ in the amounts of $2.0 million, $1.0 million plus interest and $1.0 million plus interest, respectively.  Future payments will be recorded as income on a cash basis.

Equity in Net Income (Loss) of Joint Venture

Operations of the animated television show joint venture commenced in the fourth quarter of 2010. We recognized nominal income for the three months ended September 30, 2012, and a nominal loss for the prior year period.

Interest Income

 Interest income for the three months ended September 30, 2012 was $0.1 million, compared to $0.1 million for the three months ended September 30, 2011.

Interest Expense

Interest expense was $2.0 million for the three months ended September 30, 2012, compared to $2.1 million for the prior period.  For both periods, interest expense of $2.0 million related to our convertible senior notes payable was comprised of coupon interest of $1.1 million and amortization of debt discount and debt issuance costs of $0.9 million.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $6.0 million, or an effective tax rate of 16.5%, for the three months ended September 30, 2012. During the same period of 2011, our income tax expense was $13.3 million, or an effective tax rate of 27.6%.

Comparison of the Nine Months Ended September 30, 2012 and 2011

Net Sales

Traditional Toys and Electronics. Net sales of our Traditional Toys and Electronics segment were $285.2 million for the nine months ended September 30, 2012, compared to $269.1 million for the prior year period, representing an increase of $16.1 million, or 6.0%. The increase in net sales was primarily due to the launches of our Monsuno® toy line and Winx Club® dolls, increased unit sales of our large baby dolls and accessories based on Disney Princess® characters and the inclusion of our recent acquisition, Moose Mountain.  This was offset in part by decreases in unit sales of some products, including Max Force®, Real Construction® activity products, electronics based on the Spy Net™ brand, action figures and plush items based on the Club Penguin®, Smurfs® and Pokémon® figures and accessories and electronics based on the Plug it in and Play TV Games® brand.

Role Play, Novelty and Seasonal Toys. Net sales of our Role Play, Novelty and Seasonal Toys were $248.1 million for the nine months ended September 30, 2012, compared to $267.6  million for the prior year period, representing a decrease of $19.5 million, or 7.3%. The decrease in net sales was primarily due to decreases in unit sales of our role play and dress-up toys, including those based on Disney Princess® and Disney Fairies®, offset in part by increases in unit sales of our Halloween costumes and accessories and our kids outdoor furniture and activity tables.

Cost of Sales

Traditional Toys and Electronics. Cost of sales of our Traditional Toys and Electronics segment was $191.7 million, or 67.2% of related net sales, for the nine months ended September 30, 2012, compared to $178.4 million, or 66.3% of related net sales, for the prior year period, representing an increase of $13.3 million, or 7.5%. The dollar increase is in line with the sales volume increase. Royalties and depreciation of molds and tools for the segment were comparable year over year.

Role Play, Novelty and Seasonal Toys. Cost of sales of our Role Play, Novelty and Seasonal Toys segment was $174.4 million, or 70.3% of related net sales, for the nine months ended September 30, 2012, compared to $183.3 million, or 68.5% of related net sales, for the prior year period, representing a decrease of $8.9 million, or 4.9%. Product costs decreased by $10.6 million, which is in line with the sales volume decrease.  Royalty expense increased by $1.3 million and increased as a percentage of sales due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalty rates.  Depreciation of molds and tools for the segment was comparable year over year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $149.2 million for the nine months ended September 30, 2012 and $137.8 million for the prior year period, constituting 28.0% and 25.7% of net sales, respectively. Selling, general and administrative expenses increased $11.4 million from the prior year period primarily due to an increase in advertising expenses related to the launch of Monsuno® ($5.5 million), legal and financial advising fees related to the unsolicited indication of interest to acquire our company ($2.2 million), legal fees ($1.3 million), product development and testing ($1.3 million), travel expenses ($1.1 million), commission expense ($0.9 million) and Board of Director fees ($0.5 million), offset in part by bad debt recovery ($0.8 million) and decreases in amortization of intangible assets ($1.1 million) and salaries and employee benefits, including bonus ($0.5 million).  Selling, general and administrative expenses increased as a percentage of sales due to additional overhead resulting from the incorporation of Moose Mountain and Maui Toys (which were not included in prior year) and other non-variable expenses.

Profit from Video Game Joint Venture

       Pursuant to a Settlement Agreement and Mutual Release dated December 22, 2009, the video game joint venture with THQ was terminated on December 31, 2009.  In each of June 2010 and 2011, we received a fixed payment from THQ in the amount of $6.0 million, which was recognized as income during the respective quarters.  On June 27, 2012, the settlement agreement was amended, whereby the payment terms for the remaining $8.0 million owed by THQ will be paid as follows: $2.0 million on June 29, 2012, $1.0 million each on August 30, 2012 and October 30, 2012 ten equal consecutive monthly non-interest bearing payments of $0.4 million beginning February 28, 2013.  Each of the 2012 payments due after June 2012 carry an interest rate of 5%, calculated from June 30, 2012 to the date of payment.  In June, August and October 2012 we received the scheduled payments from THQ in the amounts of $2.0 million, $1.0 million plus interest and $1.0 million plus interest, respectively.  Future payments will be recorded as income on a cash basis.

Equity in Net Income (Loss) of Joint Venture

Operations of the animated television show joint venture commenced in the fourth quarter of 2010.   We recognized nominal net income for the nine months ended September 30, 2012, compared to a nominal loss for the nine months ended September 30, 2011.

Interest Income

 Interest income for the nine months ended September 30, 2012 was $0.6 million, compared to $0.3 million for the nine months ended September 30, 2011.

Interest Expense

Interest expense was $6.1 million for the nine months ended September 30, 2012 and 2011. For both periods, interest expense of $6.0 million related to our convertible senior notes payable was comprised of coupon interest of $3.4 million and amortization of debt discount and debt issuance costs of $2.6 million.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $0.9 million, or an effective tax rate of 5.6%, for the nine months ended September 30, 2012. During the comparable period in 2011, our income tax expense was $9.0 million, or an effective tax rate of 23.9%.

The income tax expense for the nine months ended September 30, 2012 included a discrete tax benefit of $1.0 million related to a reduction in tax reserves resulting from closed statutes.  Absent these discrete tax benefits, our effective tax rate would have been 11.8%.

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

Liquidity and Capital Resources

As of September 30, 2012, we had working capital of $257.5 million, compared to $374.7 million as of December 31, 2011. The decrease was primarily attributable to a decrease in cash and cash equivalents, largely resulting from our self-tender offer and Maui acquisition coupled with an increase in accounts payable and the incurrence of short term debt, partially offset by a seasonal increase in accounts receivable and inventory balances.

Operating activities used net cash of $19.3 million for the first nine months of 2012, compared to using net cash of $2.6 million for the prior year period. Net cash was impacted primarily by increases in accounts receivable and inventory and a decrease in reserves for sales returns and allowances, offset by an increase in accounts payable and accrued expenses. Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 71 days as of September 30, 2012, compared to 66 days as of September 30, 2011. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of September 30, 2012, we had cash and cash equivalents of $140.8 million.

Our investing activities used net cash of $62.8 million for the nine months ended September 30, 2012, compared to $16.7 million for the prior year period, consisting primarily of $32.0 million cash paid for the Maui acquisition, $11.8 million cash paid for the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products, $8.0 million cash paid for technology exclusivity rights, the $7.0 million investment in DreamPlay LLC, the Tollytots earn-out of $1.7 million, the $1.1 million capital contribution to our Pacific Animation Partners joint venture, the $1.0 million investment in JKID, and the Moose Mountain working capital adjustment of $0.7 million. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 14%, payable on net sales of such products. As of September 30, 2012, these agreements required future aggregate minimum guarantees of $51.8 million, exclusive of $22.1 million in advances already paid. Of this $51.8 million future minimum guarantee, $32.7 million is due over the next twelve months.

Our financing activities used net cash of $34.5 million for the nine months ended September 30, 2012, compared to $26.9 million for the prior year period, consisting primarily of our repurchase of four million shares of our common stock for an aggregate amount of $80.0 million and cash paid as dividends to our shareholders in the amount of $7.4 million, offset by the cash provided by the borrowings in the amount of $53.4 million under the credit facility we secured in September 2012.

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

On July 26, 2012, we acquired all of the stock of Maui, Inc., an Ohio corporation, Kessler Services, Inc., a Nevada corporation, and A.S. Design Limited, a Hong Kong corporation (collectively, “Maui”).  The total initial consideration of $37.6 million consisted of $36.2 million in cash and the assumption of liabilities in the amount of $1.4 million.  In addition, we agreed to pay an earn-out of up to an aggregate amount of $18.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria, which has been accrued and recorded as goodwill as of September 30, 2012.  We have not finalized our purchase price allocation for Maui and have engaged a third party to perform studies and valuations of the estimated fair value of assets and liabilities assumed.  Maui is a leading manufacturer and distributor of spring and summer activity toys and impulse toys and was included in the Company’s results of operations from the date of acquisition.

On September 14, 2012, we acquired all of the stock of JKID, LTD., a United Kingdom corporation for an initial cash consideration of $1.1 million and deferred cash payments of $5.5 million payable in five semi annual payments of $1.1 million each.  In addition, we agreed to pay an earn-out of up to an aggregate amount of $4.4 million in cash over the two year period of 2015 through 2016, based upon the achievement of certain financial performance criteria, which has been accrued and recorded as goodwill as of September 30, 2012.  We have not finalized our purchase price allocation for JKID and have engaged a third party to perform studies and valuations of the estimated fair value of assets and liabilities assumed.  JKID is the developer of augmented reality technology that enhances the play patterns of toys and consumer products.

During the first quarter of 2011, an aggregate of $3.6 million of earn-out was paid in connection with the Tollytots and Kids Only acquisitions.  During the first quarter of 2012, an aggregate of $1.7 million of earn-out was paid in connection with the Tollytots acquisition, in addition to a working capital adjustment of $0.7 million in connection with the Moose Mountain acquisition.

In November 2009, we sold an aggregate principal amount of $100.0 million of 4.50% Convertible Senior Notes (the “Notes”) due 2014. The Notes, which are senior unsecured obligations, pay interest semi-annually at a rate of 4.50% per annum and mature on November 1, 2014. The initial conversion rate was 63.2091 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment in certain circumstances. As a result of the cash dividend of $0.10 per share declared by the Board of Directors and paid October 3, 2011, January 2, 2012, April 2, 2012, July 2, 2012 and October 1, 2012 and the above-market self-tender offer completed on July 5, 2012, the new conversion rate is 67.4074 shares of JAKKS common stock per $1,000 principal amount of notes (or approximately $14.84 per share). Prior to August 1, 2014, holders of the Notes may convert their Notes only upon specified events. Upon conversion, the Notes may be settled, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock. Holders of the Notes may require us to repurchase for cash all or some of their Notes upon the occurrence of a fundamental change (as defined in the Notes).

We believe that our cash flows from operations and cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. As of September 30, 2012 and December 31, 2011, we held cash and short term investments totalling $130.8 million and $202.4 million in Hong Kong. Although a significant portion of our cash is held off-shore and is currently subject to a 25% repatriation tax, we intend to finance our long-term liquidity requirements out of net cash provided by operations and net cash and cash equivalents. As of  September 30, 2012, we do not have any off-balance sheet arrangements.

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

Interest Rate Risk

In November 2009, we issued convertible senior notes payable of $100.0 million principal amount with a fixed interest rate of 4.50% per annum, which remain outstanding as of September 30, 2012. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates on this issuance.

Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility (see Note 5 - Credit Facility in the accompanying notes to the consolidated financial statements for additional information). Borrowings under the revolving credit facility bear interest at a variable rate based on Prime Lending Rate or LIBOR Rate at the option of the Company. For Prime Lending Rate loans, the interest rate is equal to the highest of (i) the daily weighted average federal funds rate on overnight transactions plus 1.5%, (ii) Wells Fargo’s prime rate or (iii) a one month LIBOR rate plus 1.5%. In each case, there is an additional margin ranging from negative 0.50% to nil, based on certain conditions. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.50% to 2.00%, based on certain conditions. Borrowings under the revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the nine months ended September 30, 2012, the maximum amount borrowed under the Credit Facility was $53.4 million and the average amount of borrowings outstanding was $53.4 million. As of September 30, 2012, the amount of total borrowings outstanding under the revolving credit facility was $53.4 million. If the prevailing market interest rates relative to these borrowings increased by 10%, our interest expense during the period ended September 30, 2012 would have increased by less than $0.1 million.

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

We have experienced rapid growth in our product lines resulting in higher net sales over the last ten years, which was achieved through acquisitions of businesses, products and licenses. For example, revenues associated with companies we acquired since 2008 were approximately $218.5 million and $231.2 million for the year ended December 31, 2011 and the nine months ended September 30, 2012, respectively, representing 32.2% and 43.4% of our total revenues for those periods. As a result, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

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

Our growth strategy depends, in part, upon our ability to acquire companies and new product lines. Revenues associated with our acquisitions since 2008 represented approximately 32.2% and 43.4% of our total revenues for the year ended December 31, 2011 and the nine months ended September 30, 2012, respectively. Future acquisitions will succeed only if we can effectively assess characteristics of potential target companies and product lines, such as:

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

Our three largest customers accounted for 56.6% and 43.5% of our net sales for the year ended December 31, 2011 and the nine months ended September 30, 2012, respectively. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory could also adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

We depend upon our key Chief Executive Officer and any loss or interruption of his services could adversely affect our business, financial condition and results of operations.

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

We sell products and operate facilities in numerous countries outside the United States. For the nine months ended September 30, 2012 and the year ended December 31, 2011, sales to our international customers comprised approximately 20.5% and 16.0%, respectively, of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers, located principally in China, and are subject to the risks normally associated with international operations, including:

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

We have a significant amount of deferred tax assets, which, if impaired, would result in a reduction to our net income.

Deferred tax assets are realized by prior and future taxable income of appropriate character. Current accounting standards require that a valuation allowance be recorded if it is not likely that sufficient taxable income of appropriate character will be generated in the U.S. to realize the deferred tax assets. We currently have deferred tax assets in the amount of $82 million, which are subject to impairment risk.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On May 25, 2012, the Company publicly disclosed that it would purchase in a self-tender offer up to 4.0 million shares of its common stock at a price of $20.00 per share.  The deadline for shareholders to tender their shares was June 27, 2012.

On July 5, 2012, pursuant to Board of Director authorization, the Company completed a self-tender offer to its shareholders and repurchased 4.0 million shares of its common stock at a price of $20.00 per share for a total of $80.0 million, excluding offering costs of approximately $0.6 million. The tendered shares represented approximately 15.4% of the Company’s outstanding shares of common stock at the time of the repurchase, and were immediately retired.  The table below sets forth the results of the self-tender offer.

Month	No. of Shares Authorized	No. of Shares Repurchased	No. of Shares Remaining	Average Price Per Share Repurchased As Part of Publicly Announced Plan	Total $ Spent on Repurchases
July	4,000,000	4,000,000	―	$20.00	$80,000,000.00

Item 6. Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Amended and Restated By-Laws of the Company(2)
4.3	Indenture, dated November 10, 2009, by and between the Registrant and Wells Fargo Bank, N.A. (3)
4.4	Form of 4.50% Senior Convertible Note (3)
4.5	Credit Agreement dated as of September 27, 2012 among Registrant and its US wholly-owned subsidiaries and Wells Fargo Bank, National Association (4)
4.6	Secured Promissory Note dated September 27, 2012 in the amount of $75,000,000 issued by Wells Fargo Bank, National Association to JAKKS Pacific, Inc., Creative Designs International, Ltd., Disguise, Inc., JAKKS Sales Corporation, Maui, Inc., an Ohio corporation, Kessler Services, Inc., Moose Mountain Marketing, Inc., and Kids Only, Inc. (4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(5)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(5)
32.1	Section 1350 Certification of Chief Executive Officer(5)
32.2	Section 1350 Certification of Chief Financial Officer(5)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011 and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 10, 2009 and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed October 4, 2012 and incorporated herein by reference.

(5)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: November 9, 2012	By:	/s/ JOEL M. BENNETT
Joel M. Bennett
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Amended and Restated By-Laws of the Company(2)
4.3	Indenture, dated November 10, 2009, by and between the Registrant and Wells Fargo Bank, N.A. (3)
4.4	Form of 4.50% Senior Convertible Note (3)
4.5	Credit Agreement dated as of September 27, 2012 among Registrant and its US wholly-owned subsidiaries and Wells Fargo Bank, National Association (4)
4.6	Secured Promissory Note dated September 27, 2012 in the amount of $75,000,000 issued by Wells Fargo Bank, National Association to JAKKS Pacific, Inc., Creative Designs International, Ltd., Disguise, Inc., JAKKS Sales Corporation, Maui, Inc., an Ohio corporation, Kessler Services, Inc., Moose Mountain Marketing, Inc., and Kids Only, Inc. (4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(5)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(5)
32.1	Section 1350 Certification of Chief Executive Officer(5)
32.2	Section 1350 Certification of Chief Financial Officer(5)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011 and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 10, 2009 and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed October 4, 2012 and incorporated herein by reference.

(5)	Filed herewith.