Form 10-K
period 2012-12-31
JAKKS PACIFIC INC
filed 2013-03-15
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012

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
(Do not check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value per share) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on June 29, 2012 of $16.01) is $350,398,959.

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is  22,307,838 (as of March 15, 2013).

Documents Incorporated by Reference

None.

JAKKS PACIFIC, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year ended December 31, 2012

Items in Form 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For example, statements included in this report regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When we use words like “intend,” “anticipate,” “believe,” “estimate,” “plan” or “expect,” we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based upon information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We have disclosed certain important factors that could cause our actual results to differ materially from our current expectations elsewhere in this report. You should understand that forward-looking statements made in this report are necessarily qualified by these factors. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

PART I

Item 1. Business

In this report, “JAKKS,” the “Company,” “we,” “us” and “our” refer to JAKKS Pacific, Inc. and its subsidiaries.

Company Overview

We are a leading multi-line, multi-brand toy company that designs, produces, markets and distributes toys and related products, pet toys, consumables and related products, electronics and related products, kids indoor and outdoor furniture, and other consumer products. We focus our business on acquiring or licensing well-recognized trademarks and brand names, most with long product histories (“evergreen brands”). We seek to acquire these evergreen brands because we believe they are less subject to market fads or trends. We also develop proprietary products marketed under our own trademarks and brand names, and have historically acquired complementary businesses to further grow our portfolio.  For accounting purposes, our products can be divided into two segments:  (i) traditional toys and electronics and (ii) role play, novelty and seasonal toys.  Segment information with respect to revenues, assets and profits or losses attributable to each segment is contained in Note 3 to the audited financial statements contained below in Item 8. Our products include:

Traditional Toys and Electronics

●	Action figures and accessories, including licensed characters, principally based on Monsuno, Batman, Ultimate Fighting Champion (UFC), Total Non-Stop Action (TNA) wrestling and Pokémon® franchises;

●	Toy vehicles, including Road Champs®, Fly Wheels® and MXS® toy vehicles and accessories;

●	Electronics products, including SpyNet spy products, EyeClops™ Bionic Eye products, Laser Challenge® and Plug It In & Play TV Games™ based on Disney® brands and other popular brands;

●	Dolls and accessories, including small dolls, large dolls, fashion dolls and baby dolls based on licenses, including Disney Princess®, Disney Fairies®, Cabbage Patch Kids®, Hello Kitty®, Graco® and Fisher Price® plush, infant and pre-school toys;

●	Private label products as “exclusives” for a myriad of retail customers in many product categories; and

●	Pet products, including toys, consumables, and accessories, branded JAKKS Pets®, some of which also feature licenses, including Kong®. In 2011, we launched our proprietary brand of assorted pet products under American Classics™.

Role Play, Novelty and Seasonal Toys

●	Food play and activity kits, including, Creepy Crawlers™ and BloPens®,

●	Role play, dress-up, pretend play and novelty products for boys and girls based on well known brands and entertainment properties such as Black & Decker®, McDonald’s®, Dirt Devil®, Disney Princess®, Disney Fairies® and Dora the Explorer®, as well as those based on our own proprietary brands;

●	Indoor and outdoor kids’ furniture, activity trays and tables and room décor; kiddie pools, seasonal and outdoor products, including those based on Crayola®, Disney® characters and more, and Funnoodle® pool floats; and

●	Halloween and everyday costumes for all ages based on licensed and proprietary non-licensed brands, including Spiderman®, Iron Man, Toy Story®, Sesame Street®, Power Rangers®¸Hasbro® brands and Disney Princess®, and related Halloween accessories.

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

We sell our products through our in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, toy specialty stores and wholesalers. Our three largest customers are Wal-Mart, Target and Toys ‘R’ Us, which accounted for approximately 18.1%, 16.2% and 12.5%, respectively, of our net sales in 2012. No other customer accounted for more than 10.0% of our net sales in 2012.

Our Growth Strategy

The execution of our growth strategy has normally resulted in increased levels of revenues and earnings. However, in 2011 and 2012, we experienced a decline in sales mainly due to declines in a few key product lines and a challenging economy.  In 2011 and 2012, we generated net sales of $677.8 million and $666.8 million, respectively, and net income of $8.5 million and net loss of $104.8 million, respectively. Approximately 32.2% and 42.4% of our net sales in 2011 and 2012, respectively, were attributable to our acquisitions since 2008. Key elements of our growth strategy include:

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

●       Enter New Product Categories.    We use our extensive experience in the toy and other consumer product industries to evaluate products and licenses in new product categories and to develop additional product lines. We began marketing licensed classic video games for simple plug-in use with television sets and expanded into several related categories by infusing additional technologies such as motion gaming and through the licensing of this category from our current licensors, such as Disney® and MTV Networks which owns Nickelodeon®.

●      Pursue Strategic Acquisitions.    We supplement our internal growth with selected strategic acquisitions. Most recently, in July 2012 we acquired the business of Maui, Inc., an Ohio corporation, Kessler Services, Inc., a Nevada corporation, and A.S. Design Limited, a Hong Kong corporation (collectively, “Maui”).  Maui is a leading manufacturer and distributor of spring and summer activity toys and impulse toys.  We will continue focusing our acquisition strategy on businesses or brands that we believe have compatible product lines and/or offer valuable trademarks or brands.

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

●       Expand International Sales.    We believe that foreign markets, especially Europe, Australia, Canada, Latin America and Asia, offer us significant growth opportunities. In 2012, our sales generated outside the United States were approximately $132.0 million, or 19.8% of total net sales. We intend to continue to expand our international sales and in 2012 opened sales offices and expanded distribution agreements in Latin America and China to capitalize on our experience and our relationships with foreign distributors and retailers. We expect these initiatives to continue to contribute to our international growth in 2013.

●       Capitalize On Our Operating Efficiencies.    We believe that our current infrastructure and operating model can accommodate growth without a proportionate increase in our operating and administrative expenses, thereby increasing our operating margins.

The execution of our growth strategy, however, is subject to several risks and uncertainties and we cannot assure you that we will continue to experience growth in, or maintain our present level of net sales (see “Risk Factors,” beginning on page 11). For example, our growth strategy will place additional demands upon our management, operational capacity and financial resources and systems. The increased demand upon management may necessitate our recruitment and retention of additional qualified management personnel. We cannot assure you that we will be able to recruit and retain qualified personnel or expand and manage our operations effectively and profitably. To effectively manage future growth, we must continue to expand our operational, financial and management information systems and to train, motivate and manage our work force. While we believe that our operational, financial and management information systems will be adequate to support our future growth, no assurance can be given they will be adequate without significant investment in our infrastructure. Failure to expand our operational, financial and management information systems or to train, motivate or manage employees could have a material adverse effect on our business, financial condition and results of operations.

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

Industry Overview

According to Toy Industry Association, Inc., the leading toy industry trade group, the United States is the world’s largest toy market, followed by Japan and Western Europe. Total retail sales of toys, excluding video games, in the United States, were approximately $16.5 billion in 2012. We believe the two largest United States toy companies, Mattel and Hasbro, collectively hold a dominant share of the domestic non-video toy market. In addition, hundreds of smaller companies compete in the design and development of new toys, the procurement of character and product licenses, and the improvement and expansion of previously introduced products and product lines.

Over the past few years, the toy industry has experienced substantial consolidation among both toy companies and toy retailers. We believe that the ongoing consolidation of toy companies provides us with increased growth opportunities due to retailers’ desire to not be entirely dependent upon a few dominant toy companies. Retailer concentration also enables us to ship products, manage account relationships and track point of sale information more effectively and efficiently.

Products

We focus our business on acquiring or licensing well-recognized trademarks or brand names, and we seek to acquire evergreen brands which are less subject to market fads or trends. Generally, our license agreements for products and concepts call for royalties ranging from 1% to 14% of net sales, and some may require minimum guarantees and advances. Our principal products include:

Traditional Toys and Electronics

Electronics Products

Our electronic products category includes our Plug It In & Play TV Games®, Spynet Spy products, EyeClops™ Bionic Eye products and Laser Challenge® product lines. Our current Plug It In & Play TV Games® titles, geared to the pre-school and leisure gamer segments, include licenses from Namco®, Disney, Marvel® and Nickelodeon®, and feature such games as SpongeBob SquarePants®, Big Buck Hunter® Pro, Walking Dead, Dora the Explorer®, Disney Princess®, Ms. Pac-Man® and Pac-Man®.

In 2013, we expect to launch our EZ DJ Pro DJ platform enabling users to mix and match tunes as well as portable baby monitors.

Wheels Products

●	Motorized and plastic toy vehicles and accessories.

Our extreme sports offerings include our MXS line of motorcycles with generic and well-known riders and other vehicles include off-road vehicles and skateboards, which are sold individually and with playsets and accessories. In 2012, we launched our proprietary line of motorized trains and track sets under the brand Power Trains. In 2013, we expect to relaunch our proprietary line of rip cord powered action wheels, Fly Wheels.

Action Figures and Accessories

We currently develop, manufacture and distribute other action figures and action figure accessories including those based on the animated series Pokémon®, UFC® and TNA® wrestling and Batman®, capitalizing on the expertise we built in the action figure category. In 2011, we launched a line of action figures, playsets and accessories based on the Pirates of the Caribbean® and Real Steel® movie franchises; and figurines based on Smurfs® and Phineas and Ferb®.

In 2012, we launched a line of action figures, playsets and accessories based on the boys animated television show Monsuno, which premiered domestically on Nicktoons® in February 2012 and internationally in the fall of 2012.  In 2013, we expect to expand our line of 31” figures to include Superman®, Power Rangers® and Star Wars®.

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

Pet Products

We entered the Pet Products category with our acquisition of Pet Pal, whose products include pet toys, treats, beds, clothes and related pet products. These products are marketed under JAKKS Pets® and our own proprietary brand of assorted pet products under the brand American Classics™ as well as licenses including Kong® and numerous other entertainment and consumer product properties.

Role Play, Novelty & Seasonal

Role play and Dress-up Products

Our line of role play and dress-up products for boys and girls features entertainment and consumer products properties such as Disney Princess®, Disney Fairies®, Dora the Explorer®, and Black & Decker®.  These products generated a significant amount of sales in 2011 and 2012, and we expect that level of sales to continue in 2013.

Seasonal/ Outdoor Products

We have a wide range of seasonal toys and outdoor and leisure products including our recently acquired Maui line of proprietary products including Sky Ball and Wave Hoop among other outdoor toys.  Our Funnoodle pool toys include the basic Funnoodle pool floats and a variety of other pool toys.

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

DreamPlay Technology

 In September 2012, we formed a joint venture with NantWorks LLC called DreamPlay Toys LLC to exploit their patented recognition technologies in conjunction with toy and consumer products. In 2013, we expect to launch a line of toy products which utilizes the technologies to enhance the play pattern of the toys as well as enhance the in-store experience of the consumer.

World Wrestling Entertainment Video Games

In June 1998, we formed a joint venture with THQ, a developer, publisher and distributor of interactive entertainment software for the leading hardware game platforms in the home video game market. The joint venture entered into a license agreement with the WWE under which it acquired the exclusive worldwide right to publish WWE video games on all hardware platforms. Pursuant to a Settlement Agreement and Mutual Release dated December 22, 2009, the joint venture was terminated on December 31, 2009 and we received and recorded as income as received fixed payments from THQ of $6.0 million in each of 2010 and 2011 and $3.0 million in 2012.  An amended settlement agreement called for the payment of an additional $1.0 million October 30, 2012 (which we received) and $0.4 million each in ten consecutive monthly payments beginning February 28, 2013, on December 19, 2012, THQ filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Court, and on January 24, 2013 the US Bankruptcy Court approved the sale of most of THQ’s assets to multiple buyers.  Given that the final payment received from THQ (in October 2012) was within 90 days of their filing for bankruptcy, we have not recognized this payment as revenue and have reserved the amount received pending the final settlement of THQ’s assets in accordance with bankruptcy law.

Sales, Marketing and Distribution

We sell all of our products through our own in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, toy specialty stores and wholesalers. Our three largest customers are Wal-Mart, Target and Toys ‘R’ Us, which accounted for approximately 56.6% of our net sales in 2011 and 46.8% of our net sales in 2012. With the Pet Pal® product line, we distribute pet products to key pet supply retailers Petco and Petsmart in addition to many other pet retailers and our existing customers. We generally sell products to our customers pursuant to letters of credit or, in some cases, on open account with payment terms typically varying from 30 to 90 days. From time to time, we allow our customers credits against future purchases from us in order to facilitate their retail markdown and sales of slow-moving inventory. We also sell our products through e-commerce sites, including Toysrus.com and Amazon.com.

We contract the manufacture of most of our products to unaffiliated manufacturers located in The People’s Republic of China (“China”). We sell the finished products on a letter of credit basis or on open account to our customers, many of whom take title to the goods in Hong Kong or China. These methods allow us to reduce certain operating costs and working capital requirements. A portion of our sales originate in the United States, so we hold certain inventory in our warehouse and fulfillment facilities. To date, a significant portion of all of our sales has been to domestic customers. We intend to continue expanding distribution of our products into foreign territories and, accordingly, we have:

●	engaged representatives to oversee sales in certain territories,

●	engaged distributors in certain territories,

●	established direct relationships with retailers in certain territories,

●	opened sales offices in Europe,

●	opened sales offices and a distribution center in Canada, and

●	expanded in-house resources dedicated to product development and marketing of our lines.

Outside of the United States, we currently sell our products primarily in Europe, Australia, Canada, Latin America and Asia. Sales of our products abroad accounted for approximately $108.5 million, or 16.0% of our net sales, in 2011 and approximately $132.0 million, or 19.8% of our net sales, in 2012. We believe that foreign markets present an attractive opportunity, and we plan to intensify our marketing efforts and further expand our distribution channels abroad.

We establish reserves for sales allowances, including promotional allowances and allowances for anticipated defective product returns, at the time of shipment. The reserves are determined as a percentage of net sales based upon either historical experience or upon estimates or programs agreed upon by our customers and us.

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

We employ a staff of designers for all of our product lines. We occasionally acquire our other product concepts from unaffiliated third parties. If we accept and develop a third party’s concept for new toys, we generally pay a royalty on the sale of the toys developed from this concept, and may, on an individual basis, guarantee a minimum royalty. In addition, we engage third-party developers to program our line of Plug it in & Play TV Games. Royalties payable to inventors and developers generally range from 1% to 5% of the wholesale sales price for each unit of a product sold by us. We believe that utilizing experienced third-party inventors gives us access to a wide range of development talent. We currently work with numerous toy inventors and designers for the development of new products and the enhancement of existing products.

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

The principal raw materials used in the production and sale of our toy products are plastics, zinc alloy, plush, printed fabrics, paper products and electronic components, all of which are currently available at reasonable prices from a variety of sources. Although we do not manufacture our products, we own the majority of the tools, dyes and molds used in the manufacturing process, and these are transferable among manufacturers if we choose to employ alternative manufacturers. Tools, dyes and molds represent a substantial portion of our property and equipment with a net book value of $10.4 million in 2011 and $10.8 million in 2012. Substantially all of these assets are located in China.

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

Competition

Competition in the toy industry is intense. Globally, certain of our competitors have greater financial resources, larger sales and marketing and product development departments, stronger name recognition, longer operating histories and benefit from greater economies of scale. These factors, among others, may enable our competitors to market their products at lower prices or on terms more advantageous to customers than those we could offer for our competitive products. Competition often extends to the procurement of entertainment and product licenses, as well as the marketing and distribution of products and the obtaining of adequate shelf space. Competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations. In each of our product lines we compete against one or both of the toy industry’s two dominant companies, Mattel and Hasbro.  In addition, we compete in our Halloween costume lines with Rubies. We also compete with numerous smaller domestic and foreign toy manufacturers, importers and marketers in each of our product categories.

Seasonality and Backlog

In 2012, approximately 67.2% of our net sales were made in the third and fourth quarters. Generally, the first quarter is the period of lowest shipments and sales in our business and in the toy industry and therefore it is also the least profitable quarter due to various fixed costs. Seasonality factors may cause our operating results to fluctuate significantly from quarter to quarter. However, our seasonal products are primarily sold in the spring and summer seasons. Our results of operations may also fluctuate as a result of factors such as the timing of new products (and related expenses) introduced by us or our competitors, the advertising activities of our competitors, delivery schedules set by our customers and the emergence of new market entrants. We believe, however, that the low retail price of most of our products may be less subject to seasonal fluctuations than higher priced toy products.

We ship products in accordance with delivery schedules specified by our customers, who generally request delivery of products within three to six months of the date of their orders for orders shipped FOB China or Hong Kong and within three days for orders shipped domestically. Because customer orders may be canceled at any time without penalty, our backlog may not accurately indicate sales for any future period.

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

Employees

As of February 28, 2013, we employed 828 persons, all of whom are full-time employees, including three executive officers. We employed 371 people in the United States, 10 people in Canada, 297 people in Hong Kong, 136 people in China, 12 people in the United Kingdom, 1 person in Spain, and 1 person in France. We believe that we have good relationships with our employees. None of our employees are represented by a union.

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

Our business and operating results depend largely upon the appeal of our products. Our continued success in the toy industry will depend upon our ability to redesign, restyle and extend our existing core products and product lines as consumer preferences evolve, and to develop, introduce and gain customer acceptance of new products and product lines. Several trends in recent years have presented challenges for the toy industry, including:

●	the phenomenon of children outgrowing toys at younger ages, particularly in favor of interactive and high technology products;

●	increasing use of technology;

●	shorter life cycles for individual products; and

●	higher consumer expectations for product quality, functionality and value.

We cannot assure you that:

●	our current products will continue to be popular with consumers;

●	the product lines or products that we introduce will achieve any significant degree of market acceptance; or

●	the life cycles of our products will be sufficient to permit us to recover licensing, design, manufacturing, marketing and other costs associated with those products

Our failure to achieve any or all of the foregoing benchmarks may adversely affect our business, financial condition and results of operations.

The failure of our character-related and theme-related products to become and/or remain popular with children may materially and adversely impact our business, financial condition and results of operations.

The success of many of our character-related and theme-related products depends upon the popularity of characters in movies, television programs, live sporting exhibitions, and other media and events. We cannot assure you that:

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

We may not be able to sustain or manage our growth, which may prevent us from increasing our net revenues.

We have experienced rapid growth in our product lines which was achieved through acquisitions of businesses, products and licenses.  This growth in product lines has contributed significantly to our total revenues over the last few years. For example, revenues associated with companies we acquired since 2008 were approximately $218.5 million and $282.6 million, in 2011 and 2012, respectively, representing 32.2% and 42.4%, respectively, of our total revenues for those periods. As a result, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

Our growth strategy calls for us to continuously develop and diversify our toy business by acquiring other companies, entering into additional license agreements, refining our product lines and expanding into international markets, which will place additional demands upon our management, operational capacity and financial resources and systems. The increased demand upon management may necessitate our recruitment and retention of qualified management personnel. We cannot assure you that we will be able to recruit and retain qualified personnel or expand and manage our operations effectively and profitably. To effectively manage future growth, we must continue to expand our operational, financial and management information systems and to train, motivate and manage our work force. There can be no assurance that our operational, financial and management information systems will be adequate to support our future operations. Failure to expand our operational, financial and management information systems or to train, motivate or manage employees could have a material adverse effect on our business, financial condition and results of operations.

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

Our three largest customers accounted for 46.8% of our net sales in 2012. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers and pursuant to the terms of certain of our vendor agreements, even some purchase orders may be cancelled without penalty up until delivery. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory could also adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

We depend upon our Chief Executive Officer and any loss or interruption of his services could adversely affect our business, financial condition and results of operations.

Our success has been largely dependent upon the experience and continued services of Stephen G. Berman, our President and Chief Executive Officer. We cannot assure you that we would be able to find an appropriate replacement for Mr. Berman should the need arise, and any loss or interruption of the services of Mr. Berman could adversely affect our business, financial condition and results of operations.

We depend upon third-party manufacturers, and if our relationship with any of them is harmed or if they independently encounter difficulties in their manufacturing processes, we could experience product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis, any of which could adversely affect our business, financial condition and results of operations.

We depend upon many third-party manufacturers who develop, provide and use the tools, dyes and molds that we generally own to manufacture our products. However, we have limited control over the manufacturing processes themselves. As a result, any difficulties encountered by the third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our business, financial condition and results of operations.

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

We sell products and operate facilities in numerous countries outside the United States. For the year ended December 31, 2012, sales to our international customers comprised approximately 19.8% of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers, located principally in China, and are subject to the risks normally associated with international operations, including:

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

We depend upon our proprietary rights and our inability to safeguard and maintain the same, or claims of third parties that we have violated their intellectual property rights, could have a material adverse effect on our business, financial condition and results of operations.

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

We have a full valuation allowance on the entire balance of deferred taxes on our books since their future realization is uncertain.

Deferred tax assets are realized by prior and future taxable income of appropriate character. Current accounting standards require that a valuation allowance be recorded if it is not likely that sufficient taxable income of appropriate character will be generated in the U.S. to realize the deferred tax assets.  In the fourth quarter of 2012, we recognized an impairment of our deferred tax assets, resulting in a non-cash charge to income of $91.7 million. While we currently have no remaining deferred tax assets on our books, any future deferred tax assets are subject to the same impairment risk.

Item 2. Properties

The following is a listing of the principal leased offices maintained by us as of February 28, 2013:

Property	Location	Approximate Square Feet	Lease Expiration Date
Domestic
Corporate Office	Malibu, California	29,500	February 28, 2015
Showroom and Design Center	Santa Monica, California	28,200	February 28, 2016
Distribution Center	City of Industry, California	800,000	April 30, 2018
Distribution Center	Newton, NC	109,000	August 31, 2013
Moose Mountain Office	Township of Parisippany-Troy Hills, NJ	2,100	March 31, 2014
Sales Office/Showroom	Bentonville, Arkansas	9,000	September 30, 2014
Showroom	Minneapolis, Minnesota	1,560	December 31, 2013
Kids Only Office	Westborough, MA	5,500	December 31, 2013
Disguise Office	Poway, California	24,200	December 31, 2015
Maui Toys Office/Warehouse	Youngstown, Ohio	73,000	Monthly
Maui Toys Office	Santa Monica, California	10,000	Monthly
International
Distribution Center	Brampton, Ontario, Canada	105,700	December 31, 2014
Europe Office	Berkshire, UK	2,215	February 25, 2015
Hong Kong Headquarters	Kowloon, Hong Kong	36,600	June 30, 2013
Hong Kong Showroom	Kowloon, Hong Kong	22,630	June 30, 2016
Production Inspection and Testing Office	Shenzhen, China	5,417	May 14, 2013
Production Inspection Office	Nanjing, China	2,000	September 15, 2013
Moose Mountain HK Office	Kowloon, Hong Kong	6,198	June 30, 2015
Moose Mountain China Office	Shenzhen, China	224	May 14, 2013
France Office	Paris, France	160	May 31, 2013

Item 3. Legal Proceedings

 We are a party to, and certain of our property is the subject of, various other pending claims and legal proceedings that routinely arise in the ordinary course of our business, but we do not believe that any of these claims or proceedings will have a material effect on our business, financial condition or results of operations.  See Note 21 to the consolidated financial statements for additional information on litigation.

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

	Price Range of Common Stock
	High	Low
2011:
First quarter	$19.46	$16.58
Second quarter	21.21	17.46
Third quarter	20.37	14.01
Fourth quarter	19.76	13.45
2012:
First quarter	17.70	13.29
Second quarter	19.39	15.10
Third quarter	16.74	14.01
Fourth quarter	14.24	11.83

Performance Graph

The graph and tables below display the relative performance of our common stock, the Russell 2000 Price Index (the “Russell 2000”) and a peer group index, by comparing the cumulative total stockholder return (which assumes reinvestment of dividends, if any) on an assumed $100 investment on December 31, 2007 in our common stock, the Russell 2000 and the peer group index over the period from January 1, 2008 to December 31, 2012.

In accordance with recently enacted regulations implemented by the Securities and Exchange Commission, we retained the services of an expert compensation consultant.  In the performance of its services, such consultant used a peer group index for its analysis of our compensation policies.   We believe that these companies represent a cross-section of publicly-traded companies with product lines and businesses similar to our own throughout the comparison period and, accordingly, we are using the same peer group for purposes of the performance graph, except that RC2 Corp was not included in the performance peer group and EMak Worldwide Inc. and THQ Inc. were not included in the compensation peer group. Our peer group index includes the following companies: Activision, Inc., Electronic Arts, Inc., EMak Worldwide, Inc., Hasbro, Inc., Leapfrog Enterprises, Inc., Mattel, Inc., Kid Brands, Inc. and Take-Two Interactive, Inc. and THQ Inc.

The historical performance data presented below may not be indicative of the future performance of our common stock, any reference index or any component company in a reference index.

Annual Return Percentage

	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012
JAKKS Pacific	(12.6)%	(41.3)%	50.4%	(21.6)%	(8.9)%
Peer Group	(48.0)	23.2	19.5	0.9	0.8
Russell 2000	(33.8)	(27.2)	26.9	(4.2)	16.3

Indexed Returns

	January 1, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012
JAKKS Pacific	$100.0	$87.4	$51.3	$77.2	$60.5	$55.2
Peer Group	100.0	52.0	64.1	76.5	77.2	77.8
Russell 2000	100.0	66.2	84.2	106.8	102.3	119.1

Security Holders

To the best of our knowledge, as of March 8, 2013, there were 115 holders of record of our common stock. We believe there are numerous beneficial owners of our common stock whose shares are held in “street name.”

Dividends

In July 2011, we implemented a cash dividend program in the amount of $0.40 per share annually, payable on a quarterly basis to holders of record of our common stock. During 2012, we paid total dividends per share of $0.40 to holders of our common stock. During 2012, the Board of Directors declared dividends on a quarterly basis on  February 21, 2012, April 18, 2012, July 17, 2012, and October 22, 2012, and we paid the dividends during the subsequent quarter in which the dividends were declared. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations.  While no assurances can be given, it is the intention of our Board of Directors to continue authorizing the quarterly dividend to the extent  the Board determines that we have sufficient funds available.  Effective February 20, 2013, the dividend amount was reduced to $0.28 per share annually.

 On March 5, 2012, our board of directors unanimously adopted a stockholder rights plan and declared a dividend of one right for each outstanding share of our common stock.  The Board adopted the rights plan in response to Oaktree Capital Management's unsolicited and highly conditional indication of interest as well as a subsequent indication by Oaktree Capital Management that it may accumulate additional shares of our stock in the open market.

 The rights plan was designed to protect against any potential coercive or abusive takeover techniques and to help ensure that our stockholders are not deprived of the opportunity to realize full and fair value on their investment.  The plan, which was adopted following evaluation and consultation with our outside advisors, is similar to plans adopted by numerous publicly traded companies.

 In connection with the adoption of the stockholder rights plan, our board of directors declared a dividend of one right for each share of our common stock held by stockholders of record as of the close of business on March 15, 2012.  Initially, the rights were not exercisable and traded with the shares of the Company's common stock.  Under the plan, the rights were to be exercisable only 10 business days either after a person or group becomes an "acquiring person" by acquiring beneficial ownership of 10% or more of the Company's common stock or if a person or group commences a tender or exchange offer which, if consummated, would result in a person owning 10% or more of our common stock.  In addition, if a person or group acquired beneficial ownership of 10% or more of our common stock, each right would have generally entitled the holder, other than the acquiring person or group, to acquire, for the exercise price of $80.00 per right, shares of our common stock (or, in certain circumstances, other consideration) having a market value equal to twice the right's then-current exercise price.  Our board of directors retained the option to redeem the rights at a price of $0.01 per right at any time up to ten business days after a person or group acquires beneficial ownership of 10% or more of our common stock.

 The rights plan expired on March 4, 2013.

Equity Compensation Plan Information

 The table below sets forth the following information as of the year ended December 31, 2012 for (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders, if any:

(a)  the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)  the weighted-average exercise price of such outstanding options, warrants and rights; and

(c)  other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

Plan Category	Number of Securities to be Issued upon release of restricted stock, Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a & b)) (c)
Equity compensation plans approved by security holders	134,644	$19.82	803,976
Equity compensation plans not approved by security holders	―	―	—
Total	134,644	$19.82	803,976

Equity compensation plans approved by our stockholders consists of the 2002 Stock Award and Incentive Plan. Additionally, 95,315 shares of restricted stock awards remained unvested as of December 31, 2012.

Item 6. Selected Financial Data

 You should read the financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (included in Item 7) and our consolidated financial statements and the related notes (included in Item 8).

	Years Ended December 31,
	2008	2009	2010	2011	2012
	(In thousands, except per share data)
Consolidated Statement of Income Data:
Net sales	$903,397	$803,704	$747,268	$677,751	$666,762
Cost of sales	582,184	600,776	502,318	483,761	468,825
Gross profit	321,213	202,928	244,950	193,990	197,937
Selling, general and administrative expenses	241,301	227,036	194,753	192,710	211,159
Write-down of intangible assets	9,076	8,221	—	―	―
Write-down of goodwill	—	407,125	—	―	―
Reorganization charges	—	12,994	—	―	―
Income (loss) from operations	70,836	(452,448)	50,197	1,280	(13,222)
Profit (loss) from video game joint venture	17,092	(16,128)	6,000	6,000	3,000
Equity in net income/(loss) of Joint Venture	—	—	(56)	(34)	130
Interest income	3,396	318	333	412	671
Interest expense	(2,425)	(7,930)	(6,732)	(8,196)	(9,228)
Income (loss) before provision (benefit) for income taxes	88,899	(476,188)	49,742	(538)	(18,649)
Provision (benefit) for income taxes	12,842	(90,678)	2,693	(9,010)	86,151
Net income (loss)	$76,057	$(385,510)	$47,049	$8,472	$(104,800)
Basic earnings (loss) per share	$2.78	$(14.02)	$1.71	$0.32	$(4.37)
Diluted earnings (loss) per share	$2.42	$(14.02)	$1.52	$0.32	$(4.37)
Dividends declared per common share	—	—	—	$0.20	$0.40

 During the fourth quarter of 2012, we booked a charge of $91.7 million to provision for income taxes related to the establishment of a full valuation allowance on our deferred tax assets.

 During the third quarter of 2012, we acquired Maui, Inc., an Ohio corporation, Kessler Services, Inc., a Nevada corporation, and A.S. Design Limited, a Hong Kong corporation (collectively, “Maui”).

 During the fourth quarter of 2011, we acquired Moose Mountain Toymakers Limited, a Hong Kong corporation, and Moose Mountain Marketing, Inc., a New Jersey Corporation (collectively, “Moose Mountain”).

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

	At December 31,
	2008	2009	2010	2011	2012
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$169,520	$254,837	$278,346	$257,258	$189,321
Working capital	325,061	352,189	387,252	374,652	186,581
Total assets	1,028,124	634,093	633,406	615,234	554,825
Short-term debt	—	20,262	—	―	70,710
Long-term debt	98,000	86,728	89,458	92,188	94,918
Total stockholders’ equity	746,953	372,109	412,408	393,591	207,220

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

 Revenue Recognition. Our revenue recognition policy is to recognize revenue when persuasive evidence of an arrangement exists, title transfer has occurred (product shipment), the price is fixed or determinable and collectability is reasonably assured. Sales are recorded net of sales returns and discounts, which are estimated at the time of shipment based upon historical data. JAKKS routinely enters into arrangements with its customers to provide sales incentives and support customer promotions and we provide allowances for returns and defective merchandise. Such programs are primarily based upon customer purchases, customer performance of specified promotional activities and other specified factors such as sales to consumers. Accruals for these programs are recorded as sales adjustments that reduce gross revenue in the period the related revenue is recognized.

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

 Goodwill and intangible assets amounted to $118.2 million as of December 31, 2012.

 Reserve for Inventory Obsolescence.  We value our inventory at the lower of cost or market. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling prices and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its net realizable value.

 Failure to accurately predict and respond to consumer demand could result in us under-producing popular items or overproducing less popular items. Furthermore, significant changes in demand for our products would impact management’s estimates in establishing our inventory provision.

 Management estimates are monitored on a quarterly basis and a further adjustment to reduce inventory to its net realizable value is recorded, as an increase to cost of sales, when deemed necessary under the lower of cost or market standard.

 Income Allocation for Income Taxes.   Our annual income tax provision and related income tax assets and liabilities are based upon actual income as allocated to the various tax jurisdictions based upon our transfer pricing study, US and foreign statutory income tax rates and tax regulations and planning opportunities in the various jurisdictions in which we operate.  Significant judgment is required in interpreting tax regulations in the US and foreign jurisdictions, and in evaluating worldwide uncertain tax positions.  Actual results could differ materially from those judgments, and changes from such judgments could materially affect our consolidated financial statements.

 Income taxes and interest and penalties related to income tax payable.   We do not file a consolidated return for our foreign subsidiaries.  We file federal and state returns and our foreign subsidiaries each file returns in their respective jurisdictions, as applicable.  Deferred taxes are provided on a liability method, whereby deferred tax assets are recognized as deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

We must assess the likelihood that we will be able to recover our deferred tax assets. Deferred tax assets are reduced by a valuation allowance, if, based upon the weight of available evidence, it is more likely than not that we will not realize some portion or all of the deferred tax assets. We consider all available positive and negative evidence when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of cumulative losses in previous periods and our forecast of future taxable income. We believe this to be a critical accounting policy because should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not likely, which could have a material impact on our results of operations.

We have not provided for United States, federal income and foreign withholding taxes on the undistributed earnings of our foreign subsidiaries because we intend to reinvest such earnings indefinitely. Should we decide to remit this income to the U.S. in a future period, our provision for income taxes may increase materially in the period that our intent changes.

 We accrue a tax reserve for additional income taxes and interest, which may become payable in future years as a result of audit adjustments by tax authorities.  The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant.  As of December 31, 2012, our income tax reserves were approximately $4.8 million and relate to the potential income tax audit adjustments, primarily in the areas of income allocation, foreign depreciation allowances and state taxes.

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

 Share-Based Compensation. We grant restricted stock and options to purchase our common stock to our employees (including officers) and non-employee directors under our 2002 Stock Award and Incentive Plan (the “Plan”), which incorporated the shares remaining under our Third Amended and Restated 1995 Stock Option Plan. The benefits provided under the Plan are share-based payments. Related to the stock option grants, we estimate the value of share-based awards on the date of grant using the Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, cancellations, terminations, risk-free interest rates and expected dividends. Related to the restricted stock award grants, we determine the value of each award based on the market value of the underlying common stock at the date of each grant and expense each award over the stipulated service period.

Recent Developments

        During the second quarter of 2012, we amended the Settlement Agreement pursuant to which our joint venture with THQ was terminated as of December 31, 2009. In accordance with the original settlement agreement, we received and recorded as income $6.0 million in each of June 2010 and 2011.  Although the amended settlement agreement called for the payment of an additional $1.0 million on October 30, 2012 (which we received) and $0.4 million each in ten consecutive monthly payments beginning February 28, 2013, on December 19, 2012, THQ filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Court, and on January 24, 2013 the US Bankruptcy Court approved the sale of most of THQ’s assets to multiple buyers.  Given that the final payment received from THQ (in October 2012) was within 90 days of their filing for bankruptcy, we have not recognized this payment as revenue and have reserved the amount received pending the final settlement of THQ’s assets in accordance with bankruptcy law.

 Acquisitions

 On September 14, 2012, we acquired all of the stock of JKID, LTD., a United Kingdom corporation, for an initial cash consideration of $1.1 million and deferred cash payments of $5.5 million payable in five semi-annual payments of $1.1 million each. In addition, we agreed to pay an earn-out of up to an aggregate amount of $4.4. million in cash over the two year period of 2015 through 2016, based upon the achievement of certain financial performance criteria, which has been accrued and recorded as goodwill as of December 31, 2012. We have not finalized our purchase price allocation for JKID. JKID is the developer of augmented reality technology that enhances the play patterns of toys and consumer products.

 On July 26, 2012, we acquired all of the stock of Maui, Inc., an Ohio corporation, Kessler Services, Inc., a Nevada corporation, and A.S. Design Limited, a Hong Kong corporation (collectively, "Maui"). The total initial consideration of $37.6 million consisted of $36.2 million in cash and the assumption of liabilities in the amount of $1.4 million. In addition, we agreed to pay an earn-out of up to an aggregate amount of $18.0 million in cash over the three calendar years following the acquisition based upon the achievement of certain financial performance criteria, which has been accrued and recorded as goodwill as of December 31, 2012.

 On October 14, 2011, we acquired all of the stock of Moose Mountain Toymakers Limited, a Hong Kong company, and a related New Jersey company, Moose Mountain Marketing, Inc. (collectively, “Moose Mountain”).  The total initial consideration of $31.5 million consisted of $16.0 million in cash and the assumption of liabilities in the amount of $15.5 million, and resulted in goodwill of $13.5 million. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.3 million in cash over the three calendar years following the acquisition based upon the achievement of certain financial performance criteria.  The fair value of the expected earn-out was included in goodwill and assumed liabilities as of December 31, 2011.  Moose Mountain is a leading designer and producer of foot to floor ride-ons, inflatable environments, wagons, pinball machines and tents and was included in our results of operations from the date of acquisition.

Results of Operations

 The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	Years Ended December 31,
	2010	2011	2012
Net Sales	100.0%	100.0%	100.0%
Cost of Sales	67.2	71.4	70.3
Gross profit	32.8	28.6	29.7
Selling, general and administrative expenses	26.1	28.4	31.7
Income (loss) from operations	6.7	0.2	(2.0)
Profit from video game joint venture	0.8	0.9	0.5
Interest income	—	0.1	0.1
Interest expense	(0.9)	(1.2)	(1.4)
Income (loss) before provision (benefit) for income taxes	6.6	―	(2.8)
Provision (benefit) for income taxes	0.3	(1.3)	12.9
Net income (loss)	6.3%	1.3%	(15.7)%

 The following table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Years Ended December 31,
	2010	2011	2012

Net Sales
Traditional Toys and Electronics	$358,356	$348,852	$363,681
Role Play, Novelty and Seasonal Toys	388,912	328,899	303,081
	747,268	677,751	666,762
Cost of Sales
Traditional Toys and Electronics	238,157	247,951	249,860
Role Play, Novelty and Seasonal Toys	264,161	235,810	218,965
	502,318	483,761	468,825
Gross Margin
Traditional Toys and Electronics	120,199	100,901	113,821
Role Play, Novelty and Seasonal Toys	124,751	93,089	84,116
	$244,950	$193,990	$197,937

Comparison of the Years Ended December 31, 2012 and 2011

 Net Sales

 Traditional Toys and Electronics.   Net sales of our Traditional Toys and Electronics segment were $363.7 million in 2012, compared to $348.9 million in 2011, representing an increase of $14.8 million, or 4.2%.  The increase in net sales was primarily due to the launch of Power Train, action figures based on the animation series Monsuno®, Disney® large dolls and accessories, Winx Club® dolls and sales contribution of our recently acquired Moose Mountain division.  This was offset in part by decreases in unit sales of some products, including plush and action figures based on the Club Penguin® brand, Spy Net® and electronics based on the Plug it in and Play TV Games®  brand.

 Role Play, Novelties and Seasonal Products.  Net sales of our Role Play, Novelties and Seasonal Products were $303.1 million in 2012, compared to $328.9 million in 2011, representing a decrease of $25.8 million, or 7.8%.  The decrease in net sales was primarily due to decreases in unit sales of role play and dress-up toys, including those based on Disney Princess® and Disney Fairies®.  This was partially offset by the sales contribution of our recently acquired Maui Toys division.

 Cost of Sales

 Traditional Toys and Electronics.  Cost of sales of our Traditional Toys and Electronics segment was $249.9 million, or 68.7% of related net sales, in 2012, compared to $248.0 million, or 71.1% of related net sales, in 2011, representing an increase of $1.9 million, or 0.8%.  This percentage cost of sales decrease was primarily due to charges in 2011 of $12.8 million related to the write-down of license advances and minimum guarantees that are not expected to be earned through sales of that licensed product, whereas 2012 charges related to the write-down of licenses was approximately $3.7 million. Excluding these charges, cost of sales was $235.2 million in 2011 and $246.2 million in 2012, representing an increase of $11.0 million, or 4.7%, this increase primarily consisted of an increase in product costs of $7.5 million, which is in line with the higher volume of sales.   Excluding the license impairment charges, royalty expense for our Traditional Toys and Electronics segment increased by $3.7 million, which is in line with the higher volume of sales.  Our depreciation of molds and tools was comparable year over year.

 Role Play, Novelties and Seasonal Products.  Cost of sales of our Role Play, Novelties and Seasonal Products segment was $219.0 million in 2012, or 72.2% of related net sales, compared to $235.8 million in 2011, or 71.7% of related net sales, representing a decrease of $16.8 million, or 7.1%.  This percentage cost of sales increase was partially due to charges of $5.3 million and $3.6 million in 2011 and 2012, respectively, related to the write-down of license advances and minimum guarantees that are not expected to be earned out through sales of that licensed product.  Excluding these charges, cost of sales was $215.4 million in 2012 and $230.5 million in 2011, representing a decrease of $15.1 million, or 6.6%.  This decrease which primarily consisted of a decrease in product costs of $12.5 million, which is in line with the lower volume of sales.   Excluding the license impairment charges, royalty expense decreased by $2.8 million, which is in line with the lower volume of sales.  Royalty expense as a percentage of sales decreased due to changes in the product mix to more products with lower royalty rates or proprietary products with no royalty rates from products with higher royalty rates.

 Selling, General and Administrative Expenses

 Selling, general and administrative expenses were $211.2 million in 2012 and $192.7 million in 2011, constituting 31.7% and 28.4% of net sales, respectively.  The overall increase of $18.5 million was primarily due to the incremental overhead of our recent acquisitions, Moose Mountain ($7.3 million) and Maui ($2.5 million).  Additionally, increases in other direct selling expenses ($1.9 million), product development ($1.2 million), travel expenses ($1.2 million), legal and financial advising fees related to the unsolicited indication of interest to acquire our company ($1.0 million) and legal expenses ($0.6 million) contributed to the increase to selling, general and administrative expenses year over year.  Advertising and tradeshow expenses increased as a result of new product line launches in 2012, such as Monsuno®, and the introduction of our DreamPlay® technology ($7.7 million).  This was offset in part by decreases in amortization expense related to intangible assets other than goodwill ($1.3 million), bad debt recovery ($0.6 million), currency exchange gains ($1.0 million) and restricted stock compensation ($0.5 million).

  Reorganization Charges

 We incurred reorganization charges in 2009 to consolidate and stream-line our existing business functions.  This was necessary given the decreased volume of consolidated sales in 2009 from 2008 and the added general and administrative expenses from the three acquisitions made at the end of 2008.  Restructuring charges relate to the termination of lease obligations, one-time severance termination benefits, fixed asset write-offs and other contract terminations and are accounted for in accordance with “Exit and Disposal Cost Obligations”, ASC 420-10.  We establish a liability for a cost associated with an exit or disposal activity when a liability is incurred, rather than at the date we commit to an exit plan.

 The components of the reorganization charges are as follows (in thousands):

	Accrued Balance			Accrued Balance
	December 31, 2011	Accrual	Actual	December 31, 2012
Lease abandonment costs	$3,484	$—	$1,243	$2,241

Total reorganization charges	$3,484	$—	$1,243	$2,241

 Profit from Video Game Joint Venture

 We recognized $6.0 million in 2011 and $3.0 million in 2012 in income related to our video game joint venture.  Pursuant to a Settlement Agreement and Mutual Release dated December 22, 2009, the joint venture was terminated on December 31, 2009 and we received and recorded as income as received fixed payments from THQ of $6.0 million in 2011 and $3.0 million in 2012.  Although an amended settlement agreement called for the payment of an additional $1.0 million October 30, 2012 (which we received) and $0.4 million each in ten consecutive monthly payments beginning February 28, 2013, on December 19, 2012, THQ filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Court, and on January 24, 2013 the US Bankruptcy Court approved the sale of most of THQ’s assets to multiple buyers.  Given that the final payment received from THQ (in October 2012) was within 90 days of their filing for bankruptcy, we have not recognized this payment as revenue and have reserved the amount received pending the final settlement of THQ’s assets in accordance with bankruptcy law.

 Interest Income

 Interest income in 2012 was $0.7 million, comparable to $0.4 million in 2011.

 Interest Expense

 Interest expense was $9.2 million in 2012, as compared to $8.2 million in 2011.  In 2012, we recorded interest expense of $8.0 million related to our convertible senior notes payable, $0.8 million related to our credit facility and $0.4 million related to the interest component of our Maui acquisition earn out payment.  In 2011, we recorded interest expense of $8.0 million related to our convertible senior notes payable and net interest expense of $0.2 million related to uncertain tax positions taken or expected to be taken in a tax return.

 Provision for Income Taxes

 Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $86.2 million, or an effective tax rate of (462%) for 2012. During 2011, the income tax benefit was $9.0 million, or an effective tax rate of 1,671%.

Included in the tax expense of $86.2 million are discrete tax expenses of $92.5 million comprised of expense of $91.7 million relating to the establishment of a 100% valuation allowance against our U.S. deferred tax assets, $0.4 million benefit related to reduction of uncertain tax positions due to statute expiration, $0.5 million expense related to state tax apportionment changes and $0.7 million expense related to income tax audit settlement. (see Note 13 of the Notes to Consolidated Financial Statements). Absent these discrete tax expenses, our effective tax rate for 2012 was 34.2%, primarily due to the foreign rate differential between the United States and Hong Kong. The foreign rate differential is impacted by the proportion of Hong Kong earnings to overall earnings and is expected to vary depending on the level of consolidated earnings

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets by jurisdiction.  For the three-year period ended December 31, 2012, we were in a cumulative pre-tax loss position in the U.S.  On the basis of this evaluation, as of December 31, 2012, a valuation allowance of $91.7 million has been recorded against the U.S. deferred tax assets that more likely than not will not be realized.  The net deferred tax liabilities of $3.1 million represent the net deferred tax liabilities in the foreign jurisdiction, where we are in a cumulative income position.

 In 2011, included in the tax benefit of $9.0 million were discrete tax benefits of $2.1 million. These tax benefits were comprised of $1.7 million related to state tax apportionment changes and an adjustment to record various outstanding state tax refunds and $0.3 million reduction of uncertain tax positions related to foreign depreciation due to statute expiration.  Absent these discrete tax benefits, our effective tax rate for 2011 would have been 1,288%, due to the foreign rate differential between the United States and Hong Kong. The foreign rate differential is impacted by the proportion of Hong Kong earnings to overall earnings and is expected to vary depending upon the level of consolidated earnings.

 As of December 31, 2012, we had net deferred tax liabilities of approximately $3.1 million.

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

 Role Play, Novelties and Seasonal Products.  Net sales of our Role Play, Novelties and Seasonal Products were $328.9 million in 2011, compared to $388.9 million in 2010, representing a decrease of $60.0 million, or 15.4%.  The decrease in net sales was primarily due to decreases in unit sales of our Halloween costumes and accessories, and role play and dress-up toys, including those based on Disney Princess® and Disney Fairies®.

 Cost of Sales

 Traditional Toys and Electronics.  Cost of sales of our Traditional Toys and Electronics segment was $248.0 million, or 71.1% of related net sales, in 2011, compared to $238.2 million, or 66.5% of related net sales in 2010, representing an increase of $9.8 million, or 4.1%.  This percentage cost of sales increase was primarily due to charges in 2011 of $12.8 million related to the write-down of license advances and minimum guarantees that are not expected to be earned through sales of that licensed product. Excluding these charges, cost of sales was $235.2 million in 2011, representing a decrease of $3.0 million in 2011 , or 1.3%, which primarily consisted of a decrease in product costs of $4.6 million, which is in line with the lower volume of sales.  Product costs as a percentage of sales increased primarily due to the mix of the product sold and higher sales of closeout product.  Excluding the license impairment charges, royalty expense for our Traditional Toys and Electronics segment increased by $3.0 million and increased as a percentage of net sales due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalty rates.  Our depreciation of molds and tools decreased by $1.4 million primarily due to decreased purchases of molds and tools in this segment.

 Role Play, Novelties and Seasonal Products.  Cost of sales of our Role Play, Novelties and Seasonal Products segment was $235.8 million, or 71.7% of related net sales in 2011, compared to $264.2 million, or 67.9% of related net sales in 2010, representing a decrease of $28.4 million, or 10.7%.  This percentage cost of sales increase was partially due to charges in 2011of $5.3 million related to the write-down of license advances and minimum guarantees that are not expected to be earned out through sales of that licensed product.  Excluding these one-time charges, cost of sales was $230.5 million, representing a decrease of  $33.7 million in 2011, or 12.8%, which primarily consisted of a decrease in product costs of $28.0 million, which is in line with the lower volume of sales.  Product costs as a percentage of net sales increased primarily due to the mix of the product sold.  Excluding the one-time charges, royalty expense decreased by $5.8 million, which is in line with the lower volume of sales.  Royalty expense as a percentage of net sales was comparable year over year.   Our depreciation of molds and tools was comparable year over year.

 Selling, General and Administrative Expenses

 Selling, general and administrative expenses were $192.7 million in 2011 and $194.8 million in 2010, constituting 28.4% and 26.1% of net sales, respectively.  The overall decrease of $2.1 million in such costs was primarily due to decreases in direct selling expenses ($5.5 million), stock based compensation ($2.8 million), and depreciation and amortization ($1.4 million), offset by increases in general and administrative expenses ($6.5 million), and  product development ($1.1 million).  The increase in general and administrative expenses was primarily due to increases in legal and financial advising fees related to the unsolicited indication of interest to acquire our company ($3.7 million), legal expense ($1.6 million), other professional fees ($0.7 million) and travel expenses ($1.2 million), and employee relocation expenses ($0.5 million), offset in part by decreases in donation expenses ($0.9 million) and insurance expense ($0.4 million).  Product development expenses increased as a result of new product line launches in 2012 such as Monsuno™ and Winx Club®.  The decrease in direct selling expenses was primarily due to decreases in variable selling expenses related to the lower volume of sales in 2011.  The decrease in depreciation and amortization was mainly due to a decrease in amortization expense related to intangible assets other than goodwill ($0.9 million).

 Reorganization Charges

 We incurred reorganization charges in 2009 to consolidate and stream-line our existing business functions.  This was necessary given the decreased volume of consolidated sales in 2009 from 2008 and the added general and administrative expenses from the three acquisitions made at the end of 2008.  Restructuring charges relate to the termination of lease obligations, one-time severance termination benefits, fixed asset write-offs and other contract terminations and are accounted for in accordance with “Exit and Disposal Cost Obligations”, ASC 420-10.  We establish a liability for a cost associated with an exit or disposal activity when a liability is incurred, rather than at the date we commit to an exit plan.

 The components of the reorganization charges are as follows (in thousands):

	Accrued Balance			Accrued Balance
	December 31, 2010	Accrual	Actual	December 31, 2011
Lease abandonment costs	$5,264	$—	$(1,780)	$3,484

Total reorganization charges	$5,264	$—	$(1,780)	$3,484

 Profit from Video Game Joint Venture

 We recognized $6.0 million in each of 2010 and 2011 in income related to our video game joint venture.  Pursuant to a Settlement Agreement and Mutual Release dated December 22, 2009, the joint venture was terminated on December 31, 2009 and we received and recorded as income as received fixed payments from THQ of $6.0 million in each of 2010 and 2011.  Although an amended settlement agreement called for the payment of an additional $4.0 million during 2012 ($3.0 million of which we received) and $0.4 million each in ten consecutive monthly payments beginning February 28, 2013, on December 19, 2012, THQ filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Court, and on January 24, 2013 the US Bankruptcy Court approved the sale of most of THQ’s assets to multiple buyers.  Given that the final payment received from THQ ($1.0 million in October 2012) was within 90 days of their filing for bankruptcy, we have not recognized this payment as revenue and have reserved the amount received pending the final settlement of THQ’s assets in accordance with bankruptcy law.

 Interest Income

   Interest income in 2011 was $0.4 million, compared to $0.3 million in 2010.

 Interest Expense

 Interest expense was $8.2 million in 2011, compared to $6.7 million in 2010.  In 2011, we recorded interest expense of $8.0 million related to our convertible senior notes payable and net interest expense of $0.2 million related to uncertain tax positions taken or expected to be taken in a tax return.  In 2010, we recorded interest expense of $8.9 million related to our convertible senior notes payable and offset in part by a net benefit of $1.6 million related to uncertain tax positions taken or expected to be taken in a tax return.

 Provision for Income Taxes

 Our income tax benefit, which includes federal, state and foreign income taxes, was $9.0 million, or an effective tax rate of 1,671% for 2011. During 2010, the income tax expense was $2.7 million, or an effective tax provision rate of 5.41%.

 Included in the tax benefit of $9.0 million were discrete tax benefits of $2.1 million. These tax benefits were comprised of $0.3 million reduction of uncertain tax positions related to foreign depreciation due to statute expiration, $1.7 million benefit related to state tax apportionment changes and an adjustment to record various outstanding state tax refunds. (see Note 13 of the Notes to Condensed Consolidated Financial Statements). Absent these discrete tax benefits, our effective tax rate for 2011 was 1,288%, primarily due to the foreign rate differential between the United States and Hong Kong. The foreign rate differential is impacted by the proportion of Hong Kong earnings to overall earnings and is expected to vary depending upon the level of consolidated earnings.

 In 2010, included in the tax expense of $2.7 million were discrete tax benefits of $10.3 million. These tax benefits were comprised of $4.7 million reduction of uncertain tax positions due to settlement of 2003-2006 IRS exams and statute expirations, $4.0 million benefit related to a refund received from the IRS for previously filed amended returns, and $1.7 million benefit attributable to a transfer pricing adjustment.  Absent these discrete tax benefits, our effective tax rate for 2010 would have been 26.2%.

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

	2011				2012
	First	Second	Third	Fourth	First	Second	Third	Fourth
(unaudited)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Net sales	$72,323	131,930	332,419	141,079	$73,405	145,359	314,491	133,507
As a % of full year	10.7%	19.5%	49.0%	20.8%	11.0%	21.8%	47.2%	20.0%
Gross Profit	24,271	45,092	105,670	18,957	23,566	46,893	96,712	30,766
As a % of full year	12.5%	23.2%	54.5%	9.8%	11.9%	23.7%	48.9%	15.5%
As a % of net sales	33.6%	34.2%	31.8%	13.4%	32.1%	32.3%	30.8%	23.0%
Income (loss) from operations	(14,790)	1,998	50,068	(35,996)	(19,410)	107	37,296	(31,215)
As a % of full year	(1,155.5)%	156.1%	3,911.6%	(2,812.2)%	146.8%	(0.8)%	(282.1)%	236.1%
As a % of net sales	(20.4)%	1.5%	15.1%	(25.5)%	(26.4)%	0.1%	11.9%	(23.4)%
Income (loss) before provision (benefit) for income taxes	(16,716)	6,087	48,081	(37,990)	(21,192)	288	36,426	(34,171)
As a % of net sales	(23.1)%	4.6%	14.5%	(26.9)%	(28.9)%	0.2%	11.6%	(25.6)%
Net income (loss)	(10,575)	4,240	34,825	(20,018)	(16,000)	214	30,443	(119,457)
As a % of net sales	(14.6)%	3.2%	10.5%	(14.2)%	(21.8))%	0.1%	9.7%	(89.5)%
Diluted (loss) earnings per share	$(0.39)	0.16	1.10	(0.77)	$(0.62)	0.01	1.10	(5.45)
Weighted average shares and equivalents outstanding	27,217	27,096	32,922	25,839	25,831	25,870	28,933	21,923

 Consistent with the seasonality of our business, first quarter 2011 and 2012 experienced seasonally low sales which coupled with fixed overhead  including incremental overhead from the 2011 acquisition of Moose Mountain, resulted in significant net losses.

 In the fourth quarter of 2011 and 2012, we experienced poor performance of some of our products which coupled with advertising commitments, license royalty shortfalls and retailer markdowns due to lower than anticipated sales and sell-through, resulted in significant net losses.

 In the third quarter of 2012, we repurchased 4.0 million shares of our outstanding common stock resulting in lower weighted average shares outstanding in the third and fourth quarters of 2012.

 Quarterly and year-to-date computations of income (loss) per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

Debt with Conversion and Other Options

The provisions of ASC 470-20, “Debt with Conversion and Other Options” are applicable to the 4.5% convertible notes, see Note 12, Convertible Senior Notes.  ASC 470-20 requires that we separately account for the liability (debt) and equity (conversion feature) components of the Notes in a manner that reflects our nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods. We allocated $13.7 million of the $100.0 million principal amount of the Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense through November 1, 2014.  Accordingly, our effective annual interest rate on the Notes will be approximately 7.9%. The Notes are classified as long-term debt in the balance sheet at December 31, 2011 based on their November 1, 2014 maturity date.   Debt issuance costs of approximately $3.7 million are being amortized to interest expense over the five year term of the Notes.

Liquidity and Capital Resources

As of December 31, 2012, we had working capital of $186.6 million, compared to $374.7 million as of December 31, 2011. This decrease was primarily attributable to the incurrence of short term debt of $70.7 million, a decrease in cash and cash equivalents of $67.9 million and changes in our tax positions of $38.3 million.

Operating activities provided net cash of $24.2 million, $44.3 million and $67.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.   Net cash was impacted primarily by our net loss, adjusted for non-cash items such as deferred income taxes.  Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 73 days, 67 days and 56 days as of December 31, 2012, 2011 and 2010, respectively. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of December 31, 2012, we had cash and cash equivalents of $189.3 million.

Cash used in investing activities totaled $72.7 million, $36.3 million and $13.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Cash used in 2012 consisted primarily of $36.2 million cash paid and liabilities incurred for the Maui acquisition, $13.1 million cash paid for the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products, the $10.9 million investment in JKID, $8.0 million cash paid to NantWorks LLC for recognition technology exclusivity rights, and the $7.0 million paid to NantWorks LLC for our ownership interest in DreamPlay LLC.  In 2011, our investing activities consisted primarily of cash paid for the Moose Mountain Acquisition of $16.0 million, Tollytots earn-out of $1.7 million, Kids Only earn-out of $3.7 million, and $12.5 million cash paid for the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products.  In 2010, our investing activities consisted primarily of cash paid for the Kids Only earn-out of $1.9 million and the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products of $11.6 million.  As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 14% payable on net sales of such products. As of December 31, 2012, these agreements required future aggregate minimum guarantees of $26.5 million, exclusive of $22.0 million in advances already paid. Of this $26.5 million future minimum guarantee, $14.6 million is due over the next twelve months.

Cash used in financing activities totaled $19.4 million, $29.1 million and $30.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Cash used in 2012 consisted primarily of $80.0 million cash paid for the repurchase of our common stock and $9.6 million cash paid as dividends to our shareholders, offset by $70.7 million cash provided by the asset based loan we secured in September 2012.

 The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 31, 2012 and is based upon information appearing in the notes to the consolidated financial statements (in thousands):

	Less than 1 year	1 – 3 years	3 – 5 years		More Than 5 years	Total
Long-term debt	$—	$100,000	$	―	$—	$100,000
Interest on long-term debt	4,500	3,878		―	—	8,378
Operating leases	13,112	24,340		4,743	—	42,195
Minimum guaranteed license/royalty payments	14,573	10,885		1,000	―	26,458
Employment contracts	9,551	10,575		2,605	—	22,731
Revolving credit facility	70,710	—		—	—	70,710
Total contractual cash obligations	$112,446	$149,678		$8,348	$—	$270,472

 The above table excludes any potential uncertain income tax liabilities that may become payable upon examination of our income tax returns by taxing authorities. Such amounts and periods of payment cannot be reliably estimated. See Note 13 to the financial statements for further explanation of our uncertain tax positions.

 In September 2012, we acquired all of the stock of JKID, LTD., a United Kingdom corporation for an initial cash consideration of $1.1 million and deferred cash payments of $5.5 million payable in five semi-annual payments of $1.1 million each.  In addition, we agreed to pay an earn-out of up to an aggregate amount of $4.4 million in cash over the two year period of 2015 through 2016, based upon the achievement of certain financial performance criteria, which has been accrued and recorded as goodwill as of December 31, 2012.  All future changes to the earn-out liability will be charged to income.  JKID is the developer of augmented reality technology that enhances the play patterns of toys and consumer products.

 In July 2012, we acquired all of the stock of Maui, Inc., an Ohio corporation, Kessler Services, Inc., a Nevada corporation, and A.S. Design Limited, a Hong Kong corporation (collectively, “Maui”).  The initial cash consideration totaled $36.2 million.  In addition, we agreed to pay an earn-out of up to an aggregate amount of $18.0 million in cash over the three calendar years following the acquisition based upon the achievement of certain financial performance criteria, which has been accrued and recorded as goodwill as of December 31, 2012.  All future changes to the earn-out liability will be charged to income.  Maui is a leading manufacturer and distributor of spring and summer activity toys and impulse toys and was included in our results of operations from the date of acquisition.

 In October 2011, we acquired all of the stock of Moose Mountain Toymakers Limited, a Hong Kong company, and a related New Jersey company, Moose Mountain Marketing, Inc. (collectively, “Moose Mountain”).  The total initial consideration of $31.5 million consisted of $16.0 million in cash and the assumption of liabilities in the amount of $15.5 million, and resulted in goodwill of $13.5 million. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.3 million in cash over the three calendar years following the acquisition based upon the achievement of certain financial performance criteria.  The fair value of the expected earn-out was included in goodwill and assumed liabilities as of December 31, 2011.  Moose Mountain is a leading designer and producer of foot to floor ride-ons, inflatable environments, wagons, pinball machines and tents and was included in our results of operations from the date of acquisition.

 In October 2010, our Board of Directors authorized us to repurchase up to $30.0 million of our common stock.  As of December 31, 2011, we completed the authorization and purchased 1,771,633 shares at an aggregate cost of approximately $30.0 million.

 In October 2008, we acquired substantially all of the assets of Tollytots Limited.  The total initial consideration of $26.8 million consisted of $12.0 million in cash and the assumption of liabilities in the amount of $14.8 million, and resulted in goodwill of $4.1 million, all of which has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.0 million in cash over the three calendar years following the acquisition based upon the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. In the first earn-out period ended December 31, 2009, no portion of the earn-out was earned, while $1.7 million was earned for each of the second and third earn-out periods ended December 31, 2010 and 2011.  Tollytots is a leading designer and producer of licensed baby dolls and baby doll pretend play accessories based on well-known brands and was included in our results of operations from the date of acquisition.

 In October 2008, we acquired all of the stock of Kids Only, Inc. and a related Hong Kong company, Kids Only Limited (collectively, “Kids Only”).  The total initial consideration of $23.8 million consisted of $20.4 million in cash and the assumption of liabilities in the amount of $3.4 million, and resulted in goodwill of $13.2 million, all of which has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.6 million in cash over the three calendar years following the acquisition based upon the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. For the earn-out periods ended September 30, 2009, 2010 and 2011, $1.9 million, $1.9 million and $1.8 million were earned, respectively.  Kids Only is a leading designer and producer of licensed indoor and outdoor kids’ furniture, and has an extensive portfolio which also includes baby dolls and accessories, room décor and a myriad of other children’s toy products  and was included in our results of operations from the date of acquisition.

On September 27, 2012, we entered into a secured credit facility with Wells Fargo Bank, National Association (the “Loan Agreement”). The Loan Agreement provides for a $75 million working capital revolving credit facility. The amounts outstanding under the revolving credit facility are payable in full upon maturity of the credit facility on April 30, 2013. The credit facility is secured by a substantial amount of our assets. The amount outstanding on the credit facility at December 31, 2012 was $70.7 million; the total borrowing capacity was approximately $53.2 million based on applicable advance rates applied to our accounts receivable and inventory.

Our ability to borrow under the Loan Agreement is subject to our ongoing compliance with certain financial covenants, including that we (a) maintain and earn on a consolidated basis as of the last day of each fiscal quarter, for the rolling four quarter period ending on such date, consolidated Net Profit (as defined in the Loan Agreement) equal to or greater than $1 (one dollar); (b) maintain a ratio of consolidated total funded debt to consolidated EBITDA (the “consolidated leverage ratio”) of not greater than (i) 4.00:1.0 on September 30, 2012, (ii) 3.00:1.0 on December 31, 2012 and thereafter; and (c) maintain Liquidity (as defined in the Loan Agreement) of at least $100.0 million.

The Loan Agreement allows us to borrow under the credit facility at LIBOR or at a base rate, plus applicable margins based upon the funded debt to EBITDA leverage ratio for the most recent twelve month rolling quarter end. Applicable margins vary between a 150 to 200 basis point spread over LIBOR and between a negative 50 to zero basis point spread on base rate loans. As of December 31, 2012, the rate on the credit facility was 3.25%. In addition, the credit facility has an unused line fee, ranging from 12.5 to 25 basis points based upon the unused amount of the credit facility.

The Loan Agreement also contains customary events of default, including a cross default provision and a change of control provision. In the event of a default, all obligations under the Loan Agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.

As of December 31, 2012, we were not in compliance with two of the three financial covenants under the Loan Agreement, but were in compliance with all of the remaining covenants. At December 31, 2012, we had consolidated Net Profit of negative $22.8 million, a consolidated leverage ratio of 17.66 and Liquidity of $189.5 million. We were required to obtain waivers from our lender to avoid breaches of financial covenants for the period ending December 31, 2012. Based upon current internal financial forecasts for the first quarter of 2013, we may not comply with the consolidated Net Profit covenant required under the Loan Agreement for the period ending March 31, 2013.

Accordingly, as a result of the failure to meet any of these financial covenants or any other covenants under the Loan Agreement, the lender may declare an event of default, which would have a material adverse effect on our financial condition and results of operations. We would be required to obtain amendments and/or waivers or renegotiate the Loan Agreement with our lender; however, there is no assurance that the lender will grant any waiver or agree to an amendment or renegotiation of the Loan Agreement. Any such amendment or waiver will likely require payment of a fee, result in higher interest rates on outstanding loan amounts and/or impose other restrictions. If the lender does not agree to a waiver and/or amendment and determines that an event of default has occurred, the lender may accelerate all obligations under the Loan Agreement, demand immediate repayment of all obligations and/or terminate all commitments to extend further credit under the Loan Agreement. If access to our credit facility is limited or terminated, liquidity would be constrained, affecting our operations and growth prospects and requiring that we seek additional equity or debt financing. There is no assurance that such alternative financing will be available on acceptable terms or at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants that could impede our ability to effectively operate and grow our business in the future.

 In November 2009, we sold an aggregate of $100.0 million of 4.50% Convertible Senior Notes due 2014 (the “Notes”). The Notes are senior unsecured obligations of the Company, will pay interest semi-annually at a rate of 4.50% per annum and will mature on November 1, 2014. The initial conversion rate was 63.2091 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment in certain circumstances.  As a result of the cash dividend of $0.10 per share declared by the Board of Directors and paid on October 3, 2011, January 3, 2012, April 2, 2012, July 2, 2012, October 1, 2012 and January 2, 2013 the new conversion rate will be 67.9486 shares of JAKKS common stock per $1,000 principal amount of notes (or approximately $14.72 per share).  Prior to August 1, 2014, holders of the Notes may convert their Notes only upon specified events. Upon conversion, the Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Holders of the Notes may require us to repurchase for cash all or some of their Notes upon the occurrence of a fundamental change (as defined in the Notes).

 We believe that our cash flows from operations and cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. We expect our capital expenditures to be approximately $ 14.0 million in 2013.  Although operating activities are expected to provide cash, to the extent we grow significantly in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. We intend to finance our long-term liquidity requirements out of net cash provided by operations and net cash and cash equivalents.  As of December 31, 2012, we do not have any off-balance sheet arrangements.

We have cumulative undistributed earnings of non-U.S. subsidiaries that we consider to be permanently reinvested outside the U.S.  Should those earnings be repatriated to the U.S., we would incur additional tax expense.  Other than for short-term financing needs of our U.S. parent company, we do not intend to repatriate those earnings to the U.S.  The amount of cash and short term investments held by our foreign subsidiaries was $182.6 million and $207.4 million for the years ended December 31, 2012 and 2011, respectively.

 During the last three fiscal years ending December 31, 2012, we do not believe that inflation has had a material impact on our net sales and revenues and on income from continuing operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

 Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States and international borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, should such events occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. To date, we have not used derivative instruments or engaged in hedging activities to minimize our market risk.

Interest Rate Risk

 In November 2009, we issued convertible senior notes payable of $100.0 million with a fixed interest rate of 4.50% per annum which remain outstanding as of December 31, 2012. Accordingly, we are not generally subject to any direct risk of loss related to these notes arising from changes in interest rates.

 Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility, see Note 11 Credit Facility in the accompanying notes to the consolidated financial statements for additional information. Borrowings under the revolving credit facility bear interest at a variable rate based on Prime Lending Rate or LIBOR Rate at the option of the Company. For Prime Lending Rate loans, the interest rate is equal to the highest of (i) the daily weighted average federal funds rate on overnight transactions plus 1.5%, (ii) Wells Fargo’s prime rate and (iii) a one month LIBOR rate plus 1.5%, in each case there is an additional margin ranging from negative 0.50% to nil based on certain conditions. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.50% to 2.00% based on certain conditions. Borrowings under the revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. At December 31, 2012, the maximum amount borrowed under the Credit Facility was $70.7 million and the average amount of borrowings outstanding was $64.3 million.  If the prevailing market interest rates relative to these borrowing increased by 10%, our interest expense during the period ended December 31, 2012 would have increased by less than $0.1 million.

Foreign Currency Risk

 We have wholly-owned subsidiaries in Hong Kong, China, the United Kingdom, France, Spain, France and Canada. Sales are generally made by these operations on FOB China or Hong Kong terms and are denominated in U.S. dollars. However, purchases of inventory and Hong Kong operating expenses are typically denominated in Hong Kong dollars and local operating expenses in China are denominated in local currency, thereby creating exposure to changes in exchange rates. Changes in the Chinese Yuan or Hong Kong dollar/U.S. dollar exchange rates may positively or negatively affect our gross margins, operating income and retained earnings.  The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to US$1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. Our mainland China operations are funded in Chinese Yuan. We do not believe that near-term changes in these exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows. Therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Hong Kong dollar or Chinese Yuan.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JAKKS Pacific, Inc.
Malibu, California

 We have audited the accompanying consolidated balance sheets of JAKKS Pacific, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JAKKS Pacific, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

 We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), JAKKS Pacific, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Los Angeles, California
March 15, 2013

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2012
	(In thousands, except
	share data)
Assets
Current assets
Cash and cash equivalents	$257,258	$189,321
Marketable securities	214	218
Accounts receivable, net of allowance for uncollectible accounts of $3,069 and $2,536, at December 31, 2011 and 2012 respectively	103,637	105,455
Inventory, net	47,019	59,690
Income tax receivable	24,166	24,008
Deferred income taxes	34,505	7,058
Prepaid expenses and other	30,686	20,306
Total current assets	497,485	406,056
Property and equipment
Office furniture and equipment	13,606	14,268
Molds and tooling	61,005	73,487
Leasehold improvements	6,788	7,044
Total	81,399	94,799
Less accumulated depreciation and amortization	65,213	78,973
Property and equipment, net	16,186	15,826
Deferred income taxes	47,081	—
Intangibles	21,753	67,054
Other long term assets	3,670	4,584
Investment in DreamPlay	—	7,000
Investment in joint venture	2,736	3,161
Goodwill, net	24,015	48,836
Trademarks, net	2,308	2,308
Total assets	$615,234	$554,825
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$26,430	$37,793
Accrued expenses	50,780	63,677
Reserve for sales returns and allowances	43,440	34,373
Income taxes payable	2,183	12,922
Short term debt	—	70,710
Total current liabilities	122,833	219,475
Convertible senior notes, net	92,188	94,918
Other liabilities	1,630	18,345
Income taxes payable	4,992	4,687
Deferred income taxes	—	10,180
Total liabilities	221,643	347,605
Commitments and Contingencies
Stockholders’ equity
Preferred shares, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 25,943,214 and 21,969,355 shares issued in 2011 and 2012 respectively; 25,943,214 and 21,969,355 shares outstanding, respectively	26	22
Additional paid-in capital	274,532	202,577
Retained earnings	123,174	8,836
Accumulated other comprehensive loss	(4,141)	(4,215)
Total stockholders’ equity	393,591	207,220
Total liabilities and stockholders’ equity	$615,234	$554,825

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2011	2012
	(In thousands, except per share amounts)
Net sales	$747,268	$677,751	$666,762
Cost of sales	502,318	483,761	468,825
Gross profit	244,950	193,990	197,937
Selling, general and administrative expenses	194,753	192,710	211,159
Income (loss) from operations	50,197	1,280	(13,222)
Profit from video game joint venture	6,000	6,000	3,000
Equity in net income/(loss) of joint venture	(56)	(34)	130
Interest income	333	412	671
Interest expense	(6,732)	(8,196)	(9,228)
Income (loss) before provision (benefit) for income taxes	49,742	(538)	(18,649)
Provision (benefit) for income taxes	2,693	(9,010)	86,151
Net income (loss)	$47,049	$8,472	$(104,800)
Basic earnings (loss) per share	$1.71	$0.32	$(4.37)
Basic weighted number of shares	27,491	26,760	23,963
Diluted earnings (loss) per share	$1.52	$0.32	$(4.37)
Diluted weighted number of shares	34,513	26,893	23,963

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2010	2011	2012
	(In thousands)

Net income (loss)	$47,049	$8,472	$(104,800)
Other comprehensive income (loss):
Foreign currency translation adjustment	(60)	147	(74)
Comprehensive income (loss)	$46,989	$8,619	$(104,874)

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 20010, 2011 AND 2012
(In thousands)

	Common Stock					Accumulated
				Additional		Other	Total
	Number		Treasury	Paid-in	Retained	Comprehensive	Stockholders’
	of Shares	Amount	Stock	Capital	Earnings	Loss	Equity
Balance, December 31, 2009	27,639	$28	$—	$303,474	$72,835	$(4,228)	$372,109
Excess tax deficiency on stock options	—	—	—	(713)	—	—	(713)
Restricted stock grants	298	—	—	4,619	—	—	4,619
Reversal of stock option compensation	—	—	—	(224)	—	—	(224)
Retirement of common stock	(292)	—	—	(4,554)	—	—	(4,554)
Repurchase of common stock	—	—	(5,641)	—	—	—	(5,641)
Retirement of restricted stock	(34)	—	—	(177)	—	—	(177)
Net income	—	—	—	—	47,049	—	47,049
Foreign currency translation adjustment	—	—	—	—	—	(60)	(60)
Balance, December 31, 2010	27,611	28	(5,641)	302,425	119,884	(4,288)	412,408
Exercise of options	18	―	―	276	―	―	276
Exercise of warrants	100	―	―	1,135	―	―	1,135
Excess tax benefit on stock options	―	―	―	363	―	―	363
Restricted stock grants	141	―	―	1,594	―	―	1,594
Dividends declared	―	―	―	―	(5,182)	―	(5,182)
Retirement of common stock	(1,772)	(2)	5,641	(29,998)	―	―	(24,359)
Retirement of restricted stock	(155)	―	―	(1,263)	―	―	(1,263)
Net income	―	―	―	―	8,472	―	8,472
Foreign currency translation adjustment	―	―	―	―	―	147	147
Balance, December 31, 2011	25,943	26	―	274,532	123,174	(4,141)	393,591
Exercise of options	8	―	―	101	―	―	101
Excess tax deficiency on stock options	―	―	―	(114)	―	―	(114)
Restricted stock grants	32	―	―	1,122	―	―	1,122
Dividends declared	―	―	―	―	(9,538)	―	(9,538)
Issued warrants	―	―	―	7,035	―	―	7,035
Retirement of restricted stock	(14)	―	―	(103)	―	―	(103)
Repurchase of common stock	(4,000)	(4)	―	(79,996)	―	―	(80,000)
Net income	―	―	―	―	(104,800)	―	(104,800)
Foreign currency translation adjustment	―	―	―	―	―	(74)	(74)
Balance, December 31, 2012	21,969	$22	$ ―	$202,577	$8,836	$(4,215)	$207,220

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2011	2012
	(In thousands)
Cash flows from operating activities
Net income (loss)	$47,049	$8,472	$(104,800)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	28,657	25,931	24,628
Share-based compensation expense	4,395	1,594	1,122
Loss on disposal of property and equipment	74	470	54
Write-down of debt issuance costs	495	—	—
Investments in joint ventures	6,653	34	169
Deferred income taxes	(10,168)	(628)	82,394
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	7,454	27,816	1,249
Inventory	(8,773)	(3,020)	(10,666)
Prepaid expenses and other	2,534	2,936	11,793
Income tax receivable	15,962	(5,114)	158
Accounts payable	(5,268)	(16,700)	12,173
Accrued expenses	(9,575)	(8,330)	4,994
Income taxes payable	(5,640)	(4,269)	10,193
Reserve for sales returns and allowances	(5,519)	15,062	(9,067)
Other liabilities	(865)	5	(97)
Excess tax deficiency from exercise of stock options	—	—	(114)
Total adjustments	20,416	35,787	128,983
Net cash provided by operating activities	67,465	44,259	24,183
Cash flows from investing activities
Purchases of property and equipment	(11,605)	(12,455)	(13,066)
Change in other assets	193	271	(459)
Proceeds from sale of property and equipment	99	26	—
Investment in DreamPlay LLC	—	—	(7,000)
Contributions to joint venture	—	(2,696)	(1,524)
Distributions from joint venture			930
Cash paid for intangible assets	—	—	(8,000)
Cash paid for net assets of businesses acquired	(1,875)	(21,429)	(43,620)
Net purchases of marketable securities	(5)	(7)	(5)
Net cash used in investing activities	(13,193)	(36,290)	(72,744)
Cash flows from financing activities
Proceeds from stock options exercised	—	276	101
Proceeds from warrants exercised	—	1,135	—
Common stock surrendered	(177)	(1,263)	(103)
Common stock repurchased	(10,195)	(24,359)	(80,000)
Proceeds from credit facility borrowings	—	—	70,710
Credit facility costs	—	—	(546)
Dividends paid	—	(5,182)	(9,538)
Repayment of capital lease obligations	(129)	(27)	—
Retirement of convertible notes	(20,262)	—	—
Tax benefit from stock options exercised	―	363	—
Net cash used in financing activities	(30,763)	(29,057)	(19,376)
Net (decrease) increase in cash and cash equivalents	23,509	(21,088)	(67,937)
Cash and cash equivalents, beginning of year	254,837	278,346	257,258
Cash and cash equivalents, end of year	$278,346	$257,258	$189,321
Cash paid (refunded) during the period for:
Interest	$4,880	$4,534	$5,051
Income taxes	$22,539	$(7,249)	$(9,020)

 See Notes 4, 5 and 19 for additional supplemental information to consolidated statements of cash flows.

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

Cash and cash equivalents

 The Company considers all highly liquid investments with an original maturity of three months or less, when acquired, to be cash equivalents. The Company maintains its cash in bank deposits which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk of cash and cash equivalents.

 Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  The Company has never experienced any losses related to these balances.  All of the Company’s non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012.  Under the program, there is no limit to the amount of insurance for eligible accounts.  Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

 Credit is granted to customers on an unsecured basis. Credit limits and payment terms are established based on extensive evaluations made on an ongoing basis throughout the fiscal year of the financial performance, cash generation, financing availability, and liquidity status of each customer. Customers are reviewed at least annually, with more frequent reviews performed as necessary, depending upon the customer’s financial condition and the level of credit being extended. For customers who are experiencing financial difficulties, management performs additional financial analyses before shipping to those customers on credit. The Company uses a variety of financial arrangements to ensure collectability of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment.

 The Company records an allowance for doubtful accounts based upon management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging, customer disputes, and the collectability of specific customer accounts.

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

Revenue recognition

 Revenue is recognized upon the shipment of goods to customers or their agents, depending upon terms, provided there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectability is reasonably assured.

 Generally the Company does not allow product returns.  It provides its customers a negotiated allowance for breakage or defects, which is recorded when the related revenue is recognized. However, the Company does make occasional exceptions to this policy and consequently accrues a return allowance based upon historic return amounts and management estimates.  The Company occasionally grants credits to facilitate markdowns and sales of slow moving merchandise. These credits are recorded as a reduction of gross sales at the time of occurrence.

 The Company’s reserve for sales returns and allowances decreased by $9.0 million from $43.4 million as of December 31, 2011 to $34.4 million as of December 31, 2012.  This decrease was primarily due to certain customers taking their year-end allowances related to 2011 and 2012 during 2012.

Fair value measurements

 Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based upon these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based upon observable inputs used in the valuation techniques, the Company is required to provide information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values into three broad levels as follows:

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

 In instances where the determination of the fair value measurement is based upon inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based upon the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

 The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31 (in thousands):

		Fair Value Measurements
	Carrying Amount as of	As of December 31, 2011
	December 31, 2011	Level 1	Level 2	Level 3

Cash equivalents	$85,343	$85,343	$—	$—
Marketable securities	214	214	—	—
	$85,557	$85,557	$—	$—

		Fair Value Measurements
	Carrying Amount as of	As of December 31, 2012
	December 31, 2012	Level 1	Level 2	Level 3

Cash equivalents	$102,173	$102,173	$—	$—
Marketable securities	218	218	—	—
	$102,391	$102,391	$—	$—

 The Company’s accounts receivable, short term debt, accounts payable and accrued expenses represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of fair value.

 The fair value of the $100.0 million of convertible senior notes payable for the years ended December 31, 2011, and 2012 was approximately $113.9 and $107.9 million, respectively, based upon the most recent quoted market price. The fair value of the $100.0 million convertible senior notes is considered to be a Level 1 measurement on the fair value hierarchy.

 For the years ended December 31, 2011 and 2012, there was no impairment to the value of the Company’s non-financial assets.

Inventory

 Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs and in-bound freight and duty, is valued at the lower of cost (first-in, first-out) or market, net of inventory obsolescence reserve, and consists of the following (in thousands):

	December 31,
	2011	2012
Raw materials	$2,428	$3,296
Finished goods	44,591	56,394
	$47,019	$59,690

Property and equipment

 Property and equipment are stated at cost and are being depreciated using the straight-line method over their estimated useful lives as follows:

Office equipment	5 years
Automobiles	5 years
Furniture and fixtures	5 - 7 years
Leasehold improvements	Shorter of length of lease or 10 years

   The Company uses the usage method as its depreciation methodology for molds and tools used in the manufacturing of its products, which is more closely correlated to production of goods.  The Company believes that the usage method more accurately matches costs with revenues.  Furthermore, the useful estimated life of molds and tools is two years.

   For the years ended December 31, 2010, 2011, and 2012, the Company’s aggregate depreciation expense related to property and equipment was $15.7 million, $13.9 million and $13.6 million, respectively.

Advertising

 Production costs of commercials and programming are charged to operations in the period during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the period incurred. Advertising expense for the years ended December 31, 2010, 2011 and 2012, was approximately $15.4 million, $15.5 million and $18.8 million, respectively.

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

Foreign Currency Translation Exposure

 The Company’s reporting currency is the US dollar. The translation of its net investment in subsidiaries with non-US dollar functional currencies subjects the Company to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at year-end exchange rates. Income, expense, and cash flow items are translated at average exchange rates prevailing during the year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss/gain within stockholders’ equity. The Company’s primary currency translation exposures in 2010, 2011 and 2012 were related to its net investment in entities having functional currencies denominated in the Hong Kong dollar.

Foreign Currency Transaction Exposure

 Currency exchange rate fluctuations may impact the Company’s results of operations and cash flows. The Company’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income in the consolidated statement of operations. Inventory purchase transactions denominated in the Hong Kong dollar were the primary transactions that cause foreign currency transaction exposure for the Company in 2010, 2011 and 2012.

Accounting for the impairment of finite-lived intangible assets

 Long-lived assets with finite lives, which include property and equipment and intangible assets other than goodwill, are evaluated at least annually for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.  Finite-lived intangible assets consist primarily of product technology rights, acquired backlog, customer relationships, product lines and license agreements. These intangible assets are amortized over the estimated economic lives of the related assets. There were no impairments for years ended December 31, 2011 and 2012.

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

 The carrying value of goodwill and trademarks are based upon cost, which is subject to management’s current assessment of fair value. Management evaluates fair value recoverability using both objective and subjective factors. Objective factors include management’s best estimates of projected future earnings and cash flows and analysis of recent sales and earnings trends. Subjective factors include competitive analysis and the Company’s strategic focus.

  For the years ended December 31, 2011 and 2012, there was no impairment to the value of the Company's goodwill or trademarks.

Share-based Compensation

 The Company measures all employee stock-based compensation awards using a fair value method and records such expense in its consolidated financial statements.  The Company recorded $0.2 million reversal of stock option compensation in 2010, nil in 2011 and nil in 2012.  The company recorded $4.6 million, $1.6 million, and $1.1 million of restricted stock expense, in 2010, 2011, and 2012, respectively.  See Note 17 for further details relating to share based compensation.

Earnings per share

 The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings per share (“EPS”) for the periods presented (in thousands, except per share data):

	2010
		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$47,049	27,491	$1.71
Effect of dilutive securities:
Assumed conversion of convertible senior notes	5,434	6,785
Options and warrants	―	44
Unvested restricted stock grants	―	193
Diluted EPS
Income available to common stockholders plus assumed exercises and conversion	$52,483	34,513	$1.52

	2011
		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$8,472	26,760	$0.32
Effect of dilutive securities:
Assumed conversion of convertible senior notes	―	―
Options and warrants	―	22
Unvested restricted stock grants	―	111
Diluted EPS
Income available to common stockholders plus assumed exercises and conversion	$8,472	26,893	$0.32

	2012
		Weighted
		Average
	Loss	Shares	Per Share
Basic EPS
Loss available to common stockholders	$(104,800)	23,963	$(4.37)
Effect of dilutive securities:
Options and warrants	―	―
Assumed conversion of convertible senior notes	―	―
Unvested restricted stock grants	―	―
Diluted EPS
Loss available to common stockholders plus assumed exercises and conversion	$(104,800)	23,963	$(4.37)

 Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of warrants, options and convertible debt to the extent they are dilutive). For the years ended December 31, 2011 and 2012, the convertible notes interest and related common share equivalent of 6,334,621 and 6,577,727 were excluded from the diluted earnings per share calculation because they were anti-dilutive.  Potentially dilutive stock options of 301,499, 171,119 and 134,644 for the years ended December 31, 2010, 2011 and 2012, respectively, were excluded from the computation of diluted earnings per share since they would have been anti-dilutive.  Potentially dilutive restricted stock of nil, nil, and 93,933 for the years ended December 31, 2010, 2011 and 2012, respectively, were excluded from the computation of diluted earnings per share since they would have been anti-dilutive.

Debt with Conversion and Other Options

 The provisions of ASC 470-20, “Debt with Conversion and Other Options” are applicable to the 4.5% convertible notes, see Note 12, Convertible Senior Notes.  ASC 470-20 requires the Company to separately account for the liability (debt) and equity (conversion feature) components of the Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods. The company allocated $13.7 million of the $100.0 million principal amount of the Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense through November 1, 2014.  Accordingly, the company’s effective annual interest rate on the Notes will be approximately 7.9%. The Notes are classified as long-term debt in the balance sheet at December 31, 2012 based upon their November 1, 2014 maturity date.   Debt issuance costs of approximately $3.5 million are being amortized to interest expense over the five year term of the Notes.

Note 3—Business Segments, Geographic Data, Sales by Product Group and Major Customers

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

 The Traditional Toys and Electronics segment includes action figures, vehicles, playsets, plush products, dolls, accessories, electronic products, construction toys, infant and pre-school toys, foot to floor ride-on vehicles, wagons and pet products and related products.

 The Role Play, Novelty and Seasonal segment includes role play and dress-up products, novelty toys, seasonal and outdoor products, indoor and outdoor kids’ furniture and Halloween and everyday costume play.

 Segment performance is measured at the operating income level. All sales are made to external customers and general corporate expenses have been attributed to the various segments based upon sales volumes. Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances, goodwill, molds and tooling and other assets.

 Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts as of December 31, 2011 and 2012 and for the three years in the period ended December 31, 2012 are as follows (in thousands):

	Years Ended December 31,
	2010	2011	2012
Net Sales
Traditional Toys and Electronics	$358,356	$348,852	$363,681
Role Play, Novelty and Seasonal Toys	388,912	328,899	303,081
	$747,268	$677,751	$666,762

	Years Ended December 31,
	2010	2011	2012
Operating Income (Loss)
Traditional Toys and Electronics	$18,078	$(3,974)	$(12,263)
Role Play, Novelty and Seasonal Toys	32,119	5,254	(959)
	$50,197	$1,280	$(13,222)

	Years Ended December 31,
	2010	2011	2012
Depreciation and Amortization Expense
Traditional Toys and Electronics	$17,058	$15,212	$13,941
Role Play, Novelty and Seasonal Toys	8,134	7,253	7,588
	$25,192	$22,465	$21,529

	December 31,
	2011	2012
Assets
Traditional Toys and Electronics	$269,411	$309,940
Role Play, Novelty and Seasonal Toys	345,823	244,885
	$615,234	$554,825

 Information regarding the Company’s operations in different geographical areas is presented below on the basis the Company uses to manage its business.  Net revenues are categorized based upon location of the customer, while long-lived assets are categorized based upon the Company’s ownership.  Tools, dyes and molds represent a substantial portion of the long-lived assets included in the United States with a net book value of $10.4 million in 2011 and $10.8 million in 2012 and substantially all of these assets are located in China.  The following table’s present information about the Company by geographic area as of December 31, 2011 and 2012 and for the three years ended December 31, 2012 (in thousands):

	December 31,
	2011	2012
Long-lived Assets
China	$10,378	$10,793
United States	4,896	3,762
Hong Kong	912	1,271
	$16,186	$15,826

	Years Ended December 31,
	2010	2011	2012
Net Sales by Geographic Area
United States	$633,900	$569,233	$534,714
Europe	46,965	43,225	60,870
Canada	32,927	29,538	28,077
Hong Kong	7,319	2,898	1,713
Other	26,157	32,857	41,388
	$747,268	$677,751	$666,762

Major Customers

 Net sales to major customers were as follows (in thousands, except for percentages):

	2010		2011		2012
		Percentage of		Percentage of		Percentage of
	Amount	Net Sales	Amount	Net Sales	Amount	Net Sales
Wal-Mart	$171,515	23.0%	$166,928	24.6%	$120,610	18.1%
Target	115,416	15.5	131,781	19.4	107,873	16.2
Toys ‘R’ Us	111,180	14.9	85,087	12.6	83,688	12.5
	$398,111	53.4%	$383,796	56.6%	$312,171	46.8%

 No other customer accounted for more than 10% of the Company’s total net sales.

 At December 31, 2011 and 2012, the Company’s three largest customers accounted for approximately 41.3% and 42.1%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

Note 4—Joint Ventures

 The Company owned a fifty percent interest in a joint venture with THQ Inc. (“THQ”), which developed, published and distributed interactive entertainment software for the leading hardware game platforms in the home video game market. Pursuant to a Settlement Agreement and Mutual Release (the “Agreement”) dated December 22, 2009, the joint venture was terminated on December 31, 2009 and THQ is obligated to pay the Company fixed payments in the aggregate amount of $20.0 million, to be paid in installments of  $6.0 million on each of June 30, 2010 (payment received in June 2010) and 2011 (payment received in June 2011) and $4.0 million on each of June 30, 2012 and 2013 which the Company will record as income on a cash basis when received, as the Company cannot reasonably assure its collectability.  Pursuant to an amendment to the Agreement, the 2012 installment is to be paid $2.0 million on June 20, 2012 (payment received in June 2012) and $1.0 million plus accrued interest of 5% per annum on each of August 30, 2012 (payment received in August 2012) and October 30, 2012 (payment received in October 2012) and the 2013 installment was to be paid in ten equal monthly non-interest bearing installments of $0.4 million commencing on February 28, 2013.  On December 19, 2012, THQ filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Court, and on January 24, 2013 the US Bankruptcy Court approved the sale of most of THQ’s assets to multiple buyers.  Given that the final payment received from THQ (in October 2012) was within 90 days of their filing for bankruptcy, the Company has not recognized this payment as revenue and has reserved the amount received pending the final settlement of THQ’s assets in accordance with bankruptcy law.

 The Company owns a fifty percent interest in a joint venture (“Pacific Animation Partners”) with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company. The joint venture was created to develop and produce a boys’ animated television show, which it licenses worldwide for television broadcast as well as consumer products. The Company is producing and marketing toys based upon the television program under a license from the joint venture.  The joint venture has also licensed certain other merchandising rights to third parties. The Company is responsible for fifty percent of the operating expenses of the joint venture and thirty-one percent of the production costs of the television show. The joint venture completed and delivered 26 episodes of the show, which began airing in February 2012, and commenced production on an additional 52 episodes of the show.  The Company is responsible for production costs in the aggregate amount of approximately $4.1 million, of which $2.7 million and $1.4 million were paid in 2011 and 2012, respectively. The Company’s investment is being accounted for using the equity method.  For the years ended December 31, 2011 and 2012, the Company recognized a loss from the joint venture of $ 34,260 and income of $130,476, respectively, including producer fees and royalty income from the joint venture in the amount of nil and $300,195.

 As of December 31, 2011 and 2012, the balance of the investment in the Pacific Animation Partners joint venture includes the following components (in thousands):

	December 31,	December 31,
	2011	2012
Capital Contributions	$2,826	$3,420
Equity in cumulative net (loss)	(90)	(259)
Investment in joint venture	$2,736	$3,161

 On September 12, 2012, the Company entered into a joint venture (“DreamPlay Toys”) with NantWorks LLC (“NantWorks”) in which it owns a fifty percent interest. Pursuant to the operating agreement of  DreamPlay Toys, the Company paid to NantWorks cash in the amount of $8.0 million and issued NantWorks a warrant to purchase 1.5 million shares of the Company’s common stock at a value of $7.0 million in exchange for the exclusive right to arrange for the provision of the NantWorks recognition technology platform for toy products. The Company has classified these rights as an intangible asset and will amortize the asset over the anticipated revenue stream from the exploitation of these rights. The joint venture entered into a Toy Services Agreement with an initial term of three years expiring on October 1, 2015 and a renewal period at the option of the Company expiring October 1, 2018, subject to the achievement of certain financial targets, to develop and produce toys utilizing recognition technologies owned by NantWorks. Pursuant to the terms of the Toy Services Agreement, NantWorks is entitled to receive a preferred return based upon net sales of DreamPlay Toys product sales and third-party license fees. The Company retains the financial risk of the joint venture and is responsible for the day-to-day operations, including development, sales and distribution, for which it is entitled to receive any remaining profit or is responsible for any losses, and the results of operations of the joint venture will be consolidated with the Company’s results. Sales of DreamPlay Toys products is expected to commence in the third quarter of 2013.

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

Note 5—Business Combinations

 The Company acquired the following entities to further enhance its existing product lines and to continue diversification into other toy categories and seasonal businesses:

 In October 2008, the Company acquired substantially all of the assets of Tollytots Limited.  The total initial consideration of $26.8 million consisted of $12.0 million in cash and the assumption of liabilities in the amount of $14.8 million, and resulted in goodwill of $4.1 million, all of which has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $5.0 million in cash over the three calendar years following the acquisition based upon the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. In the first earn-out period ended December 31, 2009, no portion of the earn-out was earned, while $1.7 million was earned for each of the second and third earn-out periods ended December 31, 2010 and 2011.  Tollytots is a leading designer and producer of licensed baby dolls and baby doll pretend play accessories based on well-known brands and was included in our results of operations from the date of acquisition.

 In October 2008, the Company acquired all of the stock of Kids Only, Inc. and a related Hong Kong company, Kids Only Limited (collectively, “Kids Only”).  The total initial consideration of $23.8 million consisted of $20.4 million in cash and the assumption of liabilities in the amount of $3.4 million, and resulted in goodwill of $13.2 million, all of which has been determined to be impaired and was written off in the quarter ended June 30, 2009. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $5.6 million in cash over the three calendar years following the acquisition based upon the achievement of certain financial performance criteria, which will be recorded as goodwill when and if earned. For the earn-out periods ended September 30, 2009,  2010 and 2011, $1.9 million, $1.9 million and $1.8 million were earned, respectively.  Kids Only is a leading designer and producer of licensed indoor and outdoor kids’ furniture, and has an extensive portfolio which also includes baby dolls and accessories, room décor and a myriad of other children’s toy products  and was included in our results of operations from the date of acquisition.

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

 On July 26, 2012, the Company acquired all of the stock of Maui, Inc., an Ohio corporation, Kessler Services, Inc., a Nevada corporation, and A.S. Design Limited, a Hong Kong corporation (collectively, “Maui”).  The initial cash consideration totaled $36.2 million.  In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $18.0 million in cash over the three calendar years following the acquisition based upon the achievement of certain financial performance criteria, which has been accrued and recorded as goodwill as of December 31, 2012.  All future changes to the earn-out liability will be charged to income.  Maui is a leading manufacturer and distributor of spring and summer activity toys and impulse toys and was included in the Company’s results of operations from the date of acquisition.

On September 14, 2012, the Company acquired all of the stock of JKID, LTD., a United Kingdom corporation for an initial cash consideration of $1.1 million and deferred cash payments of $5.5 million payable in five semi-annual payments of $1.1 million each.  In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $4.4 million in cash over the two year period of 2015 through 2016, based upon the achievement of certain financial performance criteria, which has been accrued and recorded as goodwill as of December 31, 2012.  All future changes to the earn-out liability will be charged to income. The Company has not finalized its purchase price allocation for JKID as of December 31, 2012. JKID is the developer of augmented reality technology that enhances the play patterns of toys and consumer products.

Note 6—Goodwill

 The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2012 are as follows (in thousands):

	Traditional Toys and Electronics	Role Play, Novelty and Seasonal Toys	Total
Balance, January 1, 2011:
Goodwill	$2,445	$4,543	$6,988
Additions to goodwill during the year	13,485	―	13,485
Adjustment to goodwill during the year	1,667	1,875	3,542
Balance December 31, 2011:	$17,597	$6,418	$24,015
Balance, January 1, 2012:
Goodwill	$17,597	$6,418	$24,015
Additions to goodwill during the year	10,896	13,193	24,089
Adjustment to goodwill during the year	732	—	732
Balance December 31, 2012:	$29,225	$19,611	$48,836

 The Company assesses goodwill and indefinite-lived intangible assets for impairment on an annual basis by reviewing relevant qualitative and quantitative factors. More frequent evaluations may be required if the Company experiences changes in its business climate or as a result of other triggering events that take place. If carrying value exceeds fair value, a possible impairment exists and further evaluation is performed.  The Company performed a qualitative assessment of its annual goodwill impairment during the fourth quarter of 2012 and concluded that more likely than not the fair value of the goodwill is not less than its carrying amount.

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

		December 31, 2011			December 31, 2012
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)

Amortized Intangible Assets:
Licenses	4.96	$91,488	$(72,797)	$18,691	$91,488	$(77,844)	$13,644
Product lines	3.65	19,500	(18,787)	713	66,594	(19,561)	47,033
Customer relationships	5.28	7,096	(4,800)	2,296	9,347	(5,903)	3,444
Trade names					3,000	(250)	2,750
Non-compete/ Employment contracts	3.84	3,133	(3,080)	53	3,333	(3,150)	183
Total amortized intangible assets		121,217	(99,464)	21,753	173,762	(106,708)	67,054
Deferred Costs:
Debt issuance costs	5.00	3,678	(1,592)	2,086	4,224	(2,609)	1,615
Unamortized Intangible Assets:
Trademarks		2,308	―	2,308	2,308	―	2,308
		$127,203	$(101,056)	$26,147	$180,294	$(109,317)	$70,977

 For the years ended December 31, 2010, 2011, and 2012, the Company’s aggregate amortization expense related to intangible assets and deferred costs was $10.2 million, $9.3 million and $8.3 million, respectively. The Company currently estimates continuing future amortization expense to be approximately (in thousands):

2013	$9,382
2014	6,298
2015	5,278
2016	5,429
2017	5,392
Thereafter	36,890
$68,669

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

 At December 31, 2011 and 2012, the Company’s three largest customers accounted for approximately 41.3% and 42.1%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

Note 9—Accrued Expenses

 Accrued expenses consist of the following (in thousands):

	2011	2012
Royalties	$22,193	$20,887
Sales commissions	617	1,594
Bonuses	1,020	780
Professional fees	1,924	4,791
Acquisition earn-out	4,634	6,000
Salaries and employee benefits	2,497	3,891
Interest expense	750	1,055
Unearned revenue	760	1,057
Molds and tools	1,746	2,225
Reorganization costs	3,484	2,241
Media expense	2,106	5,602
Inventory liabilities	3,319	4,395
Other	5,730	9,159
	$50,780	$63,677

 In addition to royalties currently payable on the sale of licensed products during the quarter, the Company records a liability as Accrued Royalties for the estimated shortfall in achieving minimum royalty guarantees pursuant to certain license agreements (Note 16).

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

These reorganization charges relate to the Company's Traditional Toys and Electronics segment. The components of the reorganization charges are as follows (in thousands):

	Accrued Balance			Accrued Balance
	December 31, 2011	Accrual	Payments	December 31, 2012
Lease abandonment costs	$3,484	$—	$1,243	$2,241
Total reorganization charges	$3,484	$—	$1,243	$2,241

Note 10—Related Party Transactions

 A director of the Company is a partner in a law firm that acts as counsel to the Company. The Company incurred legal fees and expenses to the law firm in the amount of approximately $2.7 million in 2010, $3.4 million in 2011 and $2.9 million in 2012. As of December 31, 2011 and 2012, legal fees and reimbursable expenses of $0.8 million and $0.5 million, respectively, were payable to this law firm.

Note 11 — Credit Facility

 On September 27, 2012, the Company and its domestic subsidiaries entered into a secured credit facility with Wells Fargo Bank, National Association (the “Loan Agreement”). The Loan Agreement provides for a $75 million working capital revolving credit facility. The amounts outstanding under the revolving credit facility are payable in full upon maturity of the credit facility on April 30, 2013. The credit facility is secured by a substantial amount of the assets of the Company. The amount outstanding on the credit facility at December 31, 2012 was $70.7 million; the total borrowing capacity was approximately $75.0 million.

 Aggregate maturities of the debt related to this credit facility are as follows (in thousands):

Year ending December 31:	2013	$70,710
	Total	$70,710

 The Company’s ability to borrow under the Loan Agreement is subject to its ongoing compliance with certain financial covenants, including that the Company and its subsidiaries (a) maintain and earn on a consolidated basis as of the last day of each fiscal quarter, for the rolling four quarter period ending on such date, consolidated Net Profit (as defined in the Loan Agreement) equal to or greater than $1 (one dollar); (b) maintain a ratio of consolidated total funded debt to consolidated EBITDA (the “consolidated leverage ratio”) of not greater than (i) 4.00:1.0 on September 30, 2012, (ii) 3.00:1.0 on December 31, 2012 and thereafter; and (c) maintain Liquidity (as defined in the Loan Agreement) of at least $100.0 million.

 The Loan Agreement allows the Company to borrow under the credit facility at LIBOR or at a base rate, plus applicable margins based upon the funded debt to EBITDA leverage ratio for the most recent twelve month rolling quarter end. Applicable margins vary between a 150 to 200 basis point spread over LIBOR and between a negative 50 to zero basis point spread on base rate loans. As of December 31, 2012, the rate on the credit facility was 3.25%. In addition, the credit facility has an unused line fee, ranging from 12.5 to 25 basis points based upon the unused amount of the credit facility.

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

 As of December 31, 2012, the Company was not in compliance with two of the three financial covenants under the Loan Agreement, but was in compliance with all of the remaining covenants. At December 31, 2012, the Company had consolidated Net Profit of negative $22.8 million, a consolidated leverage ratio of 17.66 and Liquidity of $189.5 million. The Company was required to obtain waivers from its lender to avoid breaches of financial covenants for the period ending December 31, 2012. Based upon current internal financial forecasts for the first quarter of 2013, the Company may not comply with the consolidated Net Profit covenant required under the Loan Agreement for the period ending March 31, 2013.

 Accordingly, as a result of the failure to meet any of these financial covenants or any other covenants under the Loan Agreement, the lender may declare an event of default, which would have a material adverse effect on the Company’s financial condition and results of operations. The Company would be required to obtain amendments and/or waivers or renegotiate the Loan Agreement with its lender; however, there is no assurance that the lender will grant any waiver or agree to an amendment or renegotiation of the Loan Agreement. Any such amendment or waiver will likely require payment of a fee, result in higher interest rates on outstanding loan amounts and/or impose other restrictions. If the lender does not agree to a waiver and/or amendment and determines that an event of default has occurred, the lender may accelerate all obligations of the Company under the Loan Agreement, demand immediate repayment of all obligations and/or terminate all commitments to extend further credit under the Loan Agreement. If access to the credit facility is limited or terminated, liquidity would be constrained, affecting the Company’s operations and growth prospects and requiring that the Company seek additional equity or debt financing. There is no assurance that such alternative financing will be available on acceptable terms or at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants that could impede the Company’s ability to effectively operate and grow its business in the future.

Note 12—Convertible Senior Notes

 Convertible senior notes consist of the following (in thousands):

	December 31,
	2011	2012
4.50% Convertible senior notes (due 2014)	$100,000	$100,000
	$100,000	$100,000

 In November 2009, the Company sold an aggregate of $100.0 million of 4.50% Convertible Senior Notes due 2014 (the “Notes”). The Notes are senior unsecured obligations of the Company, will pay interest semi-annually at a rate of 4.50% per annum and will mature on November 1, 2014. The initial conversion rate was 63.2091 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment under certain circumstances. As a result of the cash dividend of $0.10 per share declared by the Board of Directors paid on October 3, 2011, January 3, 2012, April 2, 2012, July 2, 2012, October 1, 2012 and January 2, 2013 the new conversion rate will be 67.9486 shares of JAKKS common stock per $1,000 principal amount of notes (or approximately $14.72 per share).  Prior to August 1, 2014, holders of the Notes may convert their Notes only upon the occurrence of specified events. Upon conversion, the Notes may be settled, at the Company’s election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Holders of the Notes may require that the Company repurchase for cash all or some of their Notes upon the occurrence of a fundamental change (as defined in the Notes).

 The provisions of ASC 470-20, “Debt with Conversion and Other Options” are applicable to the 4.50% convertible notes. ASC 470-20 requires the Company to separately account for the liability (debt) and equity (conversion feature) components of the Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods. The Company allocated $13.7 million of the $100.0 million principal amount of the Notes to the equity component, which represents a discount to the debt and will be amortized as interest expense through November 1, 2014.  Accordingly, the Company’s effective annual interest rate on the Notes will be approximately 7.9%. The Notes are classified as long-term debt in the balance sheet at December 31, 2012 based upon their November 1, 2014 maturity date.   Debt issuance costs of approximately $3.7 million are also being amortized to interest expense over the five year term of the Notes.

 Key components of the 4.50% convertible senior notes consist of the following (in thousands):

	December 31,
	2011	2012
Principal amount of notes	$100,000	$100,000
Unamortized equity component	(7,812)	(5,082)
Net carrying amount of the convertible notes	$92,188	$94,918

	Years Ended December 31,
	2010	2011	2012
Contractual interest expense on the coupon	$4,500	$4,500	$4,500
Amortization of equity component and debt issuance costs recognized as interest expense	3,466	3,466	3,468
	$7,966	$7,966	$7,968

Note 13—Income Taxes

 The Company does not file a consolidated return with its foreign subsidiaries. The Company files federal and state returns and its foreign subsidiaries file returns in their respective jurisdictions.

 The Company’s income tax expense, which includes federal, state and foreign income taxes, was $86.2 million, or an effective tax rate of (462%) for the year ended 2012. For the years ended 2010 and 2011, the provision for income taxes, which included Federal, state and foreign income taxes, was an expense of $2.7 million and a benefit of $9.0 million, reflecting effective tax provision rates of 5.41% and 1,671%, respectively.

 Included in the 2012 tax expense of $86.2 million were discrete tax expenses of $92.5 million comprised of expense of $91.7 million relating to the establishment of a 100% valuation allowance against our U.S. deferred tax assets, $0.4 million benefit related to reduction of uncertain tax positions due to statute expiration, $0.5 million expense related to state tax apportionment changes and $0.7 million expense related to income tax audit settlement.

 For the years ended 2010 and 2011, provision for income taxes includes federal, state and foreign income taxes at effective tax rates of 5.41% and 1,671%, respectively.  The increase in the effective rate in 2011 was primarily due to a decrease in the Company’s consolidated and United States earnings compared to 2010 and the recognition of certain discrete income tax adjustments. These discrete adjustments include $0.3 million reduction of uncertain tax positions related to foreign depreciation due to statute expiration and $1.7 million benefit related to state tax apportionment changes and an adjustment to record various outstanding state tax refunds. Exclusive of these discrete items, the effective tax rate would be 26.2% in 2010 and 1,288% in 2011.  The increase in the effective rate absent discrete items was due to the foreign rate differential between the United States and Hong Kong.  The foreign rate differential is impacted by the proportion of Hong Kong earnings to overall earnings and is expected to vary depending upon the level of consolidated earnings.

 For the years ended 2011 and 2012, provision for income taxes includes federal, state and foreign income taxes at effective tax rates of 1,671% and (462%), respectively. Exclusive of these discrete items, the effective tax provision rate would be 1,288% in 2011 and 34.2% in 2012.  The decrease in the effective rate absent discrete items was due to the foreign rate differential between the United States and Hong Kong. The rate exclusive of discrete items can be materially impacted by the ratio of Hong Kong earnings over consolidated earnings.

 For year ended 2012, the Company had net deferred tax liabilities of approximately $3.1 million.

 Provision (benefit) for income taxes reflected in the accompanying consolidated statements of operations are comprised of the following (in thousands):

	2010	2011	2012
Federal	$1,656	$(12,674)	$97
State and local	3,290	(661)	307
Foreign	7,915	4,590	3,467
Total Current	12,861	(8,745)	3,871
APIC	(713)	363	(114)
Deferred	(9,455)	(628)	82,394
Total	$2,693	$(9,010)	$86,151

 The components of deferred tax assets/(liabilities) are as follows (in thousands):

	2011	2012
Net deferred tax assets/(liabilities):
Current:
Reserve for sales allowances and possible losses	$2,184	$1,124
Accrued expenses	3,127	3,908
Federal and state net operating loss carryforwards	9,035	―
Prepaid Royalties	18,338	18,155
Accrued Royalties	2,081	2,328
Inventory	5,480	6,591
State income taxes	(6,767)	(7,429)
Other	1,027	1,063
Gross current	34,505	25,740
Valuation allowance	―	(18,682)
Net Current	34,505	7,058
Long Term:
Federal and state net operating loss carry fowards	―	17,305
Property and equipment	3,777	5,380
Original issue discount interest	(20,273)	(19,095)
Goodwill and intangibles	61,076	50,765
Share Based Compensation	2,588	2,467
Other	(87)	6,009
Gross long-term	47,081	62,831
Valuation allowance	―	(73,011)
Net long-term	―	(10,180)
Total net deferred tax assets/(liabilities)	$81,586	$(3,122)

 Provision (benefit) for income taxes varies from the U.S. federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates:

	2010	2011	2012
Federal income tax expense (benefit)	35.0%	35.0%	35.0%
State income tax expense, net of federal tax effect	1.65	415.9	5.6
Effect of differences in U.S. and Foreign statutory rates	(14.55)	1031.8	20.8
Uncertain tax positions	(10.39)	54.2	2.1
Refund from IRS Exam	(8.03)	―	―
State tax refund adjustment	—	180.0	―
Goodwill write-down	—	―	―
Foreign NOLs	—	―	―
Other	1.73	(46.2)	(6.4)
Foreign deemed dividend	—	—	(51.8)
Foreign tax credit	—	—	24.4
Valuation Allowance	—	—	(491.7)
	5.41%	1670.7%	(462.0)%

 Deferred taxes result from temporary differences between tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. The temporary differences result from costs required to be capitalized for tax purposes by the U.S. Internal Revenue Code (“IRC”), and certain items accrued for financial reporting purposes in the year incurred but not deductible for tax purposes until paid. The Company has established a full valuation allowance on net deferred tax assets in the United States since, in the opinion of management, it is not more likely than not that the U.S. net deferred tax assets will be realized.

 The components of income (loss) before provision (benefit) for income taxes are as follows (in thousands):

	2010	2011	2012
Domestic	$20,066	$(30,577)	$(38,674)
Foreign	29,676	30,039	20,025
	$49,742	$(538)	$(18,649)

 The Company has approximately $190 million of cumulative undistributed earnings of non-U.S. subsidiaries for which U.S. taxes have not been provided on December 31, 2012. These earnings are intended to be permanently reinvested outside the U.S. If future events necessitate that these earnings should be repatriated to the U.S., an additional tax expense and related liability may be required.

 The Company uses a recognition threshold and measurement process for recording in the financial statements uncertain tax positions (“UTP”) taken or expected to be taken in a tax return.

 Approximately $0.6 million of new unrecognized tax positions (UTPs) were recognized in 2012. These UTPs are associated with a reserve for equipment depreciation in Hong Kong, withholding tax in Hong Kong and U.S. research and development credits. In addition, approximately $0.2 million of Hong Kong based UTPs and $0.6 million U.S. UTPs became de-recognized during 2012, primarily due to statute expirations. These items were included in the 2012 income tax provision, except for the UTP related to the new acquisition and carryforward credits.  During 2011, approximately $1.0 million of the liability for UTP was recognized.

 Current interest on uncertain income tax liabilities is recognized as interest expense and penalties are recognized in selling, general and administrative expenses in the consolidated statement of operations. During 2010, the Company de-recognized $1.6 million of current year interest expense relating to UTPs. During 2011, the Company recognized $0.2 million of current year interest expense relating to UTPs.  During 2012, the Company recognized $27,000 of current year interest expense relating to UTPs.

 The following table provides further information of UTPs that would affect the effective tax rate, if recognized, as of December 31, 2012 (in millions):

Balance, January 1, 2010	$16.8
Current year additions	1.8
Current year reduction due to lapse of applicable statute of limitations	(13.6)
Balance, January 1, 2011	5.0
Current year additions	1.0
Current year reduction due to lapse of applicable statute of limitations	(1.0)
Balance, January 1, 2012	5.0
Current year additions	0.6
Current year reduction due to lapse of applicable statute of limitations	(0.8)
Balance, December 31, 2012	$4.8

 Tax years 2009 through 2011 remain subject to examination in the United States and tax years 2008 through 2011 are still subject to examination in California.  The tax years 2006 through 2011 are still subject to examination in Hong Kong. In the normal course of business, the Company is audited by federal, state, and foreign tax authorities. The U.S. Internal Revenue Service concluded its examination related to the 2009 U.S. federal income tax return in December 2012. The Company was under examination by various state jurisdictions during 2012.  The ultimate resolution of the state examinations, including matters that may be resolved within the next twelve months, is not yet determinable.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets by jurisdiction. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2012. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. The Company is required to establish a valuation allowance for the U.S. deferred tax assets and record a charge to income if Management determines, based upon available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets may not be realized.

For the three-year period ended December 31, 2012, the Company was in a cumulative pre-tax loss position in the U.S. On the basis of this evaluation, as of December 31, 2012, a valuation allowance of $91.7 million has been recorded against the U.S. deferred tax assets that more likely than not will not be realized. The net deferred tax liabilities of $3.1 million represent the net deferred tax liabilities in the foreign jurisdiction, where the Company is in a cumulative income position. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

Note 14—Leases

 The Company leases office, warehouse and showroom facilities and certain equipment under operating leases. Rent expense for the years ended December 31, 2010, 2011 and 2012 totaled $15.3 million, $14.5 million and $13.3 million, respectively. The following is a schedule of minimum annual lease payments (in thousands).

2013	$13,112
2014	11,950
2015	8,147
2016	4,243
2017	3,557
Thereafter	1,186
$42,195

Note 15—Common Stock, Preferred Stock and Warrants

The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.  On December 31, 2012, shares issued and outstanding were 21,969,355. On December 31, 2011 shares issued and outstanding were 25,943,214.

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

During 2012, the company declared a cash dividend of $0.10 per share to shareholders of record as of market close on March 15, 2012, June 15, 2012, September 14, 2012 and December 14, 2012.  Cash paid for these dividends were approximately $2.6 million, $2.6 million, $2.2 million and $2.2 million, respectively.

During 2011, the Company declared a cash dividend of $0.10 per share to shareholders of record as of market close on September 12, 2011 and December 12, 2011.  Cash paid for these dividends were approximately $2.6 million and $2.6 million, respectively.

In October 2010, the Company’s Board of Directors authorized the repurchase of up to $30.0 million of its common stock.  As of December 31, 2011, 1,771,633 shares at a value of $30.0 million were repurchased.  The repurchased stock represented approximately 6.8% of the company’s outstanding shares of common stock at the time of the repurchase, and were subsequently retired by the company.

Note 16—Commitments

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

 Future annual minimum royalty guarantees as of December 31, 2012 are as follows (in thousands):

2013	$14,573
2014	7,542
2015	2,613
2016	730
2017	500
Thereafter	500
$26,458

 The Company has entered into employment and consulting agreements with certain executives expiring through December 31, 2018. The aggregate future annual minimum guaranteed amounts due under those agreements as of December 31, 2012 are as follows (in thousands):

2013	$9,551
2014	5,275
2015	3,085
2016	2,215
2017	1,290
Thereafter	1,315
$22,731

Note 17—Share-Based Payments

 Under its 2002 Stock Award and Incentive Plan (“the Plan”), which incorporated its Third Amended and Restated 1995 Stock Option Plan, the Company has reserved 6,525,000 shares of its common stock for issuance upon the exercise of options granted under the Plan, as well as for the awarding of other securities. Under the Plan, employees (including officers), non-employee directors and independent consultants may be granted options to purchase shares of common stock and other securities (Note 15). The vesting of these options and other securities may vary, but typically vest on a step-up basis over a maximum period of 5 years.  Restricted shares typically vest in the same manner, with the exception of certain awards vesting over one to two years.  Share-based compensation expense is recognized on a straight-line basis over the requisite service period.

 Restricted Stock

 Under the Plan, share-based compensation payments may include the issuance of shares of restricted stock.  Restricted stock award grants are based upon employment contracts, which vary by individual and year, and are subject to vesting conditions.  Seven non-employee directors receive grants of restricted stock at a value of $100,000 annually which vest after one year – this amount is prorated if a director is appointed within the year.  In addition, at the discretion of Management and approval of the Board, non-executive employees also receive restricted stock awards, which occurs approximately once per year.

 During 2012, the Company issued a total of 79,812 shares of restricted stock; of which, 40,750 shares of restricted stock were issued to two executive officers and were, subsequently, forfeited based upon the Company not meeting certain financial targets for the year.  The remaining 39,062 shares were granted to its non-employee directors. Also during 2012, certain employees, including an executive officer, surrendered an aggregate of 13,993 shares of restricted stock at a value of $0.2 million to cover income taxes on the vesting of shares. Additionally, the Company cancelled an aggregate of 6,428 shares of restricted stock due to the departure from the Company of three employees prior to vesting of their shares. As of December 31, 2012, 95,315 shares of the restricted stock remained unvested, representing a weighted average grant date fair value of $1.6 million.

 During 2011, the Company issued a total of 141,480 shares of restricted stock.  49,769 shares of restricted stock were issued to one executive officer.  Additionally, the Company granted and issued an aggregate of 26,480 shares to its non-employee directors.  Lastly, the Company granted and issued an aggregate of 65,231 shares of restricted stock to its non-executive employees.  As of December 31, 2011, 142,184 shares of the restricted stock remained unvested, representing a weighted average grant date fair value of $2.6 million.

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

 The table below summarizes the grant activity for the year ended December 31, 2012 and is broken down in the following three distinct groups because each group has unique characteristics: executives, board of directors, and employees:

Group Type	# Shares Granted		Average Grant Date Value	Vest Schedule Range
Executives	40,750	*	$14.11	1-6 years
Board of directors (non-executives)	39,062		14.54	1 year
Employees	–		–	N/A
Total	79,812		$14.32	1 – 6 years

*All 40,750 shares were cancelled prior to vest.

 The following table summarizes the restricted stock award activity, annually, for the years ended December 31, 2010, 2011 and 2012:

	Restricted Stock Awards
	Number of Shares	Weighted Average Fair Value

Outstanding, December 31, 2009	436,443	$20.24
Awarded	297,874	$12.27
Released	(385,532)	$18.64
Forfeited	(24,150)	$17.98
Outstanding, December 31, 2010	324,635	$14.99
Awarded	141,480	$18.31
Released	(240,978)	$13.93
Forfeited	(82,953)	$18.32
Outstanding, December 31, 2011	142,184	$18.15
Awarded	79,812	$14.32
Released	(79,503)	$18.19
Forfeited	(47,178)	$14.45
Outstanding, December 31, 2012	95,315	$16.75

      As of  December 31, 2012, there was $1.6 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of less than one year.

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

 The amount of share-based compensation expense recognized in the years ended December 31, 2010, 2011 and 2012 is based on options granted prior to January 1, 2006 and restricted stock, and ultimately expected to vest, and it has been reduced for estimated forfeitures. The revised shared-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

 The following table summarizes the total share-based compensation expense and related tax benefits recognized (in thousands):

	Year Ended December 31,
	2010	2011		2012

Stock option compensation expense (benefit)	$(224)	$	―	$	―
Tax benefit related to stock option compensation	$—	$	―	$	―
Restricted stock compensation expense	$4,619		$1,594		$1,122
Tax benefit related to restricted stock compensation	$1,788		$(909)		$114

 As of December 31, 2012, 803,976 shares were available for future grant. Additional shares may become available to the extent that options or shares of restricted stock presently outstanding under the Plan terminate or expire. Stock option activity pursuant to the Plan is summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding, December 31, 2009	444,715	$19.63
Granted	—	$—
Exercised	—	$—
Canceled	(126,450)	$20.64
Outstanding, December 31, 2010	318,265	$19.23
Granted	―	$ ―
Exercised	(17,250)	$15.03
Canceled	(118,350)	$20.02
Outstanding, December 31, 2011	182,665	$19.11
Granted	―	$ ―
Exercised	(7,500)	$13.47
Canceled	(40,521)	$18.45
Outstanding, December 31, 2012	134,644	$19.82

 The following characteristics apply to the Plan stock options that are fully vested, or expected to vest, as of December 31, 2012:

Aggregate intrinsic value of options outstanding	$	―
Weighted-average contractual term of options outstanding (in years)		1.86
Number of options currently exercisable		134,644
Weighted-average exercise price of options currently exercisable		$19.82
Aggregate intrinsic value of options currently exercisable	$	―
Weighted-average contractual term of currently exercisable (in years)		1.86

 The following table summarizes information about stock options outstanding and exercisable at December 31, 2012:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Option Price	Number	Life	Exercise	Number	Exercise
Range	of Shares	in Years	Price	of Shares	Price
$0.00 – $9.99	―	―	$ ―	―	$ ―
$10.00 – $19.99	52,500	2.00	$17.56	52,500	$17.56
$20.00 – $50.00	82,144	1.78	$21.27	82,144	$21.27

Non-Employee Stock Warrants

In 2003, we granted 100,000 stock warrants with an exercise price of $11.35 per share and ten year term to third parties in connection with the acquisition of licensing rights for certain key intellectual property relating to our video game joint venture. The exercise price of the 2003 stock warrants is equal to the fair market value of our common stock at the date of grant. In 2012, we granted 1,500,000 stock warrants with an exercise price of $16.28 per share and a five year term to a third party as partial consideration for the exclusive right to use certain recognition technology in connection with our toy products. The exercise price of the 2012 stock warrants is equal to the volume-weighted average price of our common stock over the five trading days preceding the date of grant. All warrants vest upon grant and are exercisable over the terms of the warrants.

At December 31, 2012, we had 1,500,000 stock warrants outstanding with an exercise price of $16.28 per share and an expiration date of September 12, 2017. During 2011, all of the 2003 stock warrants were exercised in full and at December 31, 2011, we had no stock warrants outstanding. At December 31, 2010, we had 100,000 stock warrants outstanding with a weighted average exercise price per share of $11.35.

We measure the fair value of our warrants granted on the measurement date. The fair value of the 2012 stock warrant is capitalized as an intangible asset and will be amortized to expense in our consolidated statements of operations when the related product is released and the related net sales are recognized, which is expected to be in the third quarter of 2013. The 2003 warrants were fully amortized in our consolidated statements of operations through 2009. In fiscal 2010, 2011 and 2012 there was no amortization expense related to warrants.

Note 18—Employee Benefits Plan

 The Company sponsors for its U.S. employees, a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Plan provided that employees may defer up to 50% of their annual compensation subject to annual dollar limitations, and that the Company will make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation. The Company suspended its matching contribution effective January 1, 2010 and restarted the matching contribution effective January 1, 2011.  Company matching contributions, which vest immediately, totaled nil, $2.1 million and $2.7 million for 2010, 2011 and 2012, respectively.

Note 19—Supplemental Information to Consolidated Statements of Cash Flows

 In 2012, an executive officer surrendered an aggregate of 943 shares of restricted stock at a value of less than $0.1 million to cover his income taxes due on the 2012 vesting of restricted shares granted to him in 2011.  During 2012, certain employees surrendered an aggregate of 13,050 shares of restricted stock at a value of $0.2 million to cover their income taxes due on the 2012 vesting of the restricted shares granted them in 2009, 2010 and 2011.  Additionally, the Company recognized a $0.1 million tax deficiency from the vesting of restricted stock.

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

Note 20—Selected Quarterly Financial Data (Unaudited)

 Selected unaudited quarterly financial data for the years 2011 and 2012 are summarized below:

	2011				2012
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Net sales	$72,323	131,930	332,419	141,079	$73,405	$145,359	$314,491	$133,507
Gross profit	$24,271	45,092	105,670	18,987	$23,566	$46,893	$96,712	$30,766
Income (loss) from operations	$(14,790)	1,998	50,068	(35,996)	$(19,410)	$107	$37,296	$(31,215)
Income (loss) before provision (benefit) for income taxes	$(16,716)	6,087	48,081	(37,990)	$(21,192)	$288	$36,426	$(34,171)
Net income (loss)	$(10,575)	4,240	34,825	(20,018)	$(16,000)	$214	$30,443	$(119,457)
Basic earnings (loss) per share	$(0.39)	0.16	1.32	(0.77)	$(0.62)	$0.01	$1.38	$(5.45)
Weighted average shares outstanding	27,217	26,948	26,476	25,839	25,831	25,765	22,110	21,923
Diluted earnings (loss) per share	$(0.39)	0.16	1.10	(0.77)	$(0.62)	$0.01	$1.10	$(5.45)
Weighted average shares and equivalents outstanding	27,217	27,096	32,922	25,839	25,831	25,870	28,933	21,923

In the fourth quarter of 2011 and 2012, we experienced poor performance of some of our products which coupled with advertising commitments, license royalty shortfalls and retailer markdowns due to lower than anticipated sales and sell-through, resulted in significant net losses.

In the fourth quarter of 2012, the Company recognized an impairment of its deferred tax assets, resulting in a non-cash charge to income of $91.7 million.

Quarterly and year-to-date computations of income (loss) per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

Note 21 — Litigation

 The Company is a party to, and certain of its property is the subject of, various other pending claims and legal proceedings that routinely arise in the ordinary course of its business. The Company does not believe that any of these claims or proceedings will have a material effect on its business, financial condition or results of operations.

 Profit from Video Game Joint Venture

 Pursuant to a Settlement Agreement and Mutual Release dated December 22, 2009, the joint venture was terminated on December 31, 2009.  As a result, the Company recognized $6.0 million in income related to our video game joint venture in 2010 and 2011. In 2010 and 2011 the Company received payments from THQ of $6.0 million each, which was recognized as income from joint venture.  The Settlement Agreement was amended during the second quarter of 2012, we amended.  The amendment called for the payment of an additional $1.0 million on October 30, 2012 (which the Company received) and $0.4 million each in ten consecutive monthly payments beginning February 28, 2013.  On December 19, 2012, THQ filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Court, and on January 24, 2013 the US Bankruptcy Court approved the sale of most of THQ’s assets to multiple buyers.  Given that the final payment received from THQ (in October 2012) was within 90 days of their filing for bankruptcy, the Company has not recognized this payment as revenue and has reserved the amount received pending the final settlement of THQ’s assets in accordance with bankruptcy law.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JAKKS Pacific, Inc.
Malibu, California

The audits referred to in our report dated March 15, 2013 relating to the consolidated financial statements of JAKKS Pacific, Inc., which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule (Schedule II) listed in the accompanying index.  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
BDO USA, LLP
Los Angeles, California
March 15, 2013

JAKKS PACIFIC, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2010, 2011 and 2012

 Allowances are deducted from the assets to which they apply, except for sales returns and allowances.

	Balance at	Charged to		Balance
	Beginning	Costs and		at End
	of Period	Expenses	Deductions	of Period
	(In thousands)
Year ended December 31, 2010:
Allowance for:
Uncollectible accounts	$2,543	$1,086	$(851)	$2,778
Reserve for potential product obsolescence	9,872	6,844	(8,245)	8,471
Reserve for sales returns and allowances	33,897	52,412	(57,931)	28,378
	$46,312	$60,342	$(67,027)	$39,627
Year ended December 31, 2011:
Allowance for:
Uncollectible accounts	$2,778	$461	$(170)	$3,069
Reserve for potential product obsolescence	8,471	8,099	(8,297)	8,273
Reserve for sales returns and allowances	28,378	67,947	(52,885)	43,440
	$39,627	$76,507	$(61,352)	$54,782
Year ended December 31, 2012:
Allowance for:
Uncollectible accounts	$3,069	$(351)	$(182)	$2,536
Reserve for potential product obsolescence	8,273	7,902	(6,224)	9,951
Reserve for sales returns and allowances	43,440	42,565	(51,632)	34,373
	$54,782	$50,116	$(58,038)	$46,860

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

 Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework . We believe that, as of December 31, 2012, our internal control over financial reporting was effective based upon those criteria.

 Management’s assessment did not include the internal controls of Maui, Inc., A.S. Design Limited and JKID, LTD., due to the limited time between the respective purchase dates and management’s assessment, nor did it include Kessler Services, Inc., as it was dissolved prior to December 31, 2012.

 Our independent registered public accounting firm has issued a report on our internal controls over financial reporting. This report appears below.

Report of the Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JAKKS Pacific, Inc.
Malibu, California

We have audited JAKKS Pacific, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). JAKKS Pacific, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Item 9A, “Management’s Annual Report on Internal Control over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Maui, Inc., A.S. Design Limited, Kessler Services, Inc. and JKID, LTD which were acquired on July 26, 2012, July 26, 2012, July 26, 2012, and September 14, 2012, respectively (collectively, “2012 Acquired Entities”), and which are included in the consolidated balance sheets of JAKKS Pacific, Inc. as of December 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. The 2012 Acquired Entities constituted 3.3% and 6.3% of total assets and net assets, respectively, as of December 31, 2012, and 1.3% and 0.8% of revenues and net loss, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the 2012 Acquired Entities because of the timing of the acquisitions in 2012. Our audit of internal control over financial reporting of JAKKS Pacific, Inc. also did not include an evaluation of the internal control over financial reporting of the 2012 Acquired Entities.

In our opinion, JAKKS Pacific, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of JAKKS Pacific, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Los Angeles, California
March 15, 2013

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Positions with the Company

Stephen G. Berman	48	Chief Executive Officer, President, Secretary and Director
Joel M. Bennett	51	Executive Vice President and Chief Financial Officer
John J. McGrath	47	Chief Operating Officer
Marvin W. Ellin	80	Director
Robert E. Glick	67	Director
Michael G. Miller	65	Director
Murray L. Skala	66	Director
Peter F. Reilly	48	Director
Leigh Anne Brodsky	54	Director
Rex H. Poulsen	61	Director

 Stephen G. Berman has been our Chief Operating Officer (until August 23, 2011) and Secretary and one of our directors since co-founding JAKKS in January 1995. From February 17, 2009 through March 31, 2010 he was also our Co-Chief Executive Officer and has been our Chief Executive Officer since April 1, 2010.  Since January 1, 1999, he has also served as our President. From our inception until December 31, 1998, Mr. Berman was also our Executive Vice President. From October 1991 to August 1995, Mr. Berman was a Vice President and Managing Director of THQ International, Inc., a subsidiary of THQ. From 1988 to 1991, he was President and an owner of Balanced Approach, Inc., a distributor of personal fitness products and services.

 John J. (Jack) McGrath is our Chief Operating Officer. He was our Executive Vice President of Operations from December 2007 until August 2011 and became Chief Operating Officer in August 2011.  Mr. McGrath was our Vice President of Marketing from 1999 to August 2003 and became a Senior Vice President of Operations in August 2003 and Executive Vice President of Operations in December 2007. From January 1992 to December 1998, Mr. McGrath was Director of Marketing at Mattel Inc. and prior thereto he was a PFC in the U.S. Army. Mr. McGrath holds a Bachelor of Science degree in Marketing.

 Joel M. Bennett joined us in September 1995 as Chief Financial Officer and was given the additional title of Executive Vice President in May 2000. From August 1993 to September 1995, he served in several financial management capacities at Time Warner Entertainment Company, L.P., including as Controller of Warner Brothers Consumer Products Worldwide Merchandising and Interactive Entertainment. From June 1991 to August 1993, Mr. Bennett was Vice President and Chief Financial Officer of TTI Technologies, Inc., a direct-mail computer hardware and software distribution company. From 1986 to June 1991, Mr. Bennett held various financial management positions at The Walt Disney Company, including Senior Manager of Finance for its international television syndication and production division. Mr. Bennett began his career at Ernst & Young LLP as an auditor from August 1983 to August 1986.  Mr. Bennett holds a Bachelor of Science degree in Accounting and a Master of Business Administration degree in Finance and is a Certified Public Accountant (inactive).

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

 Peter F. Reilly has been one of our directors since April 21, 2012. Mr. Reilly has been the president and chief operating officer of Strategic Industries, LLC (“Strategic”) since 2007 and prior thereto was its chief financial officer from 2000 to 2007. Strategic is a diversified holding and management company operating in the automotive products and consumer product segments. Prior to joining Strategic, from 1991 to 2000, Mr. Reilly served in various senior financial positions of various entities affiliated with Hanson Industries, PLC. Mr. Reilly began his career at Ernst & Young LLP as an auditor from 1986 to 1991. Mr. Reilly also serves on the boards of directors of several private companies and has previously served on the board of directors of Dura Automotive Systems, Inc. and Jackson Hewitt Tax Service Inc. Mr. Reilly is a Certified Public Accountant (Inactive). He received his Bachelor of Arts degree in Accounting from Rutgers University in 1986.

 Leigh Anne Brodsky has been one of our directors since May 8, 2012. Ms. Brodsky is a 25-year veteran of the children’s entertainment and toy industry. Until September 2011 she served as President of Nickelodeon Consumer Products, Inc., where she oversaw parent company Viacom’s worldwide licensing and merchandising business, which included Nickelodeon, MTV and Comedy Central. Prior to her nearly 13 years with Viacom, Ms. Brodsky worked in senior executive roles for Golden Books Entertainment Group, Lorne Michaels’ Broadway Video and Scripps Howard’s United Media. Ms. Brodsky is currently a Board member of the Children’s Brain Tumor Foundation and served from 2010 to 2011 as an elected Board member of the Toy Industry Association.

 Rex H. Poulsen has been a director since December 26, 2012. Mr. Poulsen is currently a partner in the Glendale, California office of Hutchinson and Bloodgood LLP, a regional certified public accounting and consulting firm registered with the PCAOB.  Mr. Poulsen has been continuously licensed as a Certified Public Accountant since 1974, and has spent most of his career with public accounting firms as an independent auditor of both private and publicly-held companies.  Mr. Poulsen also has extensive experience in assisting clients in the areas of due diligence, valuation, and other services related to the purchase and sale of businesses, as well as providing services in connection with litigation matters including forensic accounting  assignments and expert witness testimony.  Mr. Poulsen’s client industries are primarily hospitality, manufacturing, service providers, not-for-profit organizations and include international and multi-national companies.  Mr. Poulsen received a Bachelor of Science degree in Accounting from Weber State University in 1973, and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

 A majority of our directors are “independent,” as defined under the rules of Nasdaq. Such independent directors are Messrs. Ellin, Glick, Miller, Reilly and Poulsen and Ms. Brodsky. Our directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Our officers are elected annually by our Board of Directors and serve at its discretion.  Except for Messrs. Ellin, Reilly and Poulsen and Ms. Brodsky, all of our current independent directors have served as such for more than the past five years and were initially selected for their experience as businessmen (Glick, Miller and Reilly) or financial expertise (Ellin, Reilly and Poulen) or industry experience (Brodsky). We believe that our board is best served by benefiting from this blend of business and financial expertise and experience. Our remaining directors consist of our chief executive officer who brings management’s perspective to the board’s deliberations and, our longest serving director (Skala), who, as an attorney with many years experience advising businesses, is able to provide guidance to the board from a legal perspective.  From September 10, 2004 through December 26, 2012, when he resigned for personal reasons, Dan Almagor was also on our board of directors and was classified as an independent director.

Committees of the Board of Directors

 We have an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

 Audit Committee.   The primary functions of the Audit Committee are to select or to recommend to our Board the selection of outside auditors; to monitor our relationships with our outside auditors and their interaction with our management in order to ensure their independence and objectivity; to review, and to assess the scope and quality of, our outside auditor’s services, including the audit of our annual financial statements; to review our financial management and accounting procedures; to review our financial statements with our management and outside auditors; and to review the adequacy of our system of internal accounting controls. Messrs. Miller, Ellin, Reilly and Poulsen are the current members of the Audit Committee and are each “independent” (as that term is defined in NASD Rule 4200(a)(14)), and are each able to read and understand fundamental financial statements. Mr. Poulsen, our audit committee financial expert, is the Chairman of the Audit Committee and possesses the financial expertise required under Rule 401(h) of Regulation S-K of the Act and NASD Rule 4350(d)(2). He is further “independent”, as that term is defined under Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. We will, in the future, continue to have (i) an Audit Committee of at least three members comprised solely of independent directors, each of whom will be able to read and understand fundamental financial statements (or will become able to do so within a reasonable period of time after his or her appointment); and (ii) at least one member of the Audit Committee that will possess the financial expertise required under NASD Rule 4350(d)(2). Our Board has adopted a written charter for the Audit Committee and the Audit Committee reviews and reassesses the adequacy of that charter on an annual basis.  The full text of the charter is available on our website at www.jakks.com.

 Compensation Committee.    The functions of the Compensation Committee are to make recommendations to the Board regarding compensation of management employees and to administer plans and programs relating to employee benefits, incentives, compensation and awards under our 2002 Stock Award and Incentive Plan (the “2002 Plan”). Messrs. Glick (Chairman) and Miller and Ms. Brodsky are the current members of the Compensation Committee. The Board has determined that each of them is “independent,” as defined under the applicable rules of Nasdaq.

 Nominating and Corporate Governance Committee.    The functions of the Nominating and Corporate Governance Committee are to develop our corporate governance system and to review proposed new members of our board of directors, including those recommended by our stockholders. Messrs. Glick (Chairman) and Ellin and Ms. Brodsky are the current members of our Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates pursuant to a written charter adopted by the Board. The full text of the charter is available on our website at www.jakks.com. The Board has determined that each member of this Committee is “independent,” as defined under the applicable rules of Nasdaq.

Section 16(a) Beneficial Ownership Reporting Compliance

 Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during 2012 and Forms 5 and amendments thereto furnished to us with respect to 2012, during 2012, each of our directors and executive officers untimely filed one report on Form 4 reporting one late transaction.  Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during 2012 and Forms 5 and amendments thereto furnished to us with respect to 2012, all other Forms 3, 4 and 5 required to be filed during 2012 were done so on a timely basis.

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

Administration and Process

Our executive compensation program is administered by the Compensation Committee. The Compensation Committee receives legal advice from our outside general counsel and has retained Frederick W. Cook & Co., Inc. (“FWC), a compensation consulting firm, which provides advice directly to the Compensation Committee. Historically, the base salary, bonus structure and the long-term equity compensation of our executive officers are governed by the terms of their individual employment agreements (see “-Employment Agreements and Termination of Employment Arrangements”) and we expect that to continue in the future. With respect to our chief executive officer and president and our chief operating officer the Compensation Committee, with input from FWC, establishes target performance levels for incentive bonuses based on a number of factors that are designed to further our executive compensation objectives, including our performance, the compensation received by similarly-situated executive officers at peer group companies, the conditions of the markets in which we operate and the relative earnings performance of peer group companies.

Historically, a factor given considerable weight in establishing bonus performance criteria is Adjusted EPS which is the net income per share of our common stock calculated on a fully-diluted basis in accordance with GAAP, applied on a basis consistent with past periods, as adjusted in the sole discretion of the Compensation Committee to take account of extraordinary or special items.

As explained in greater detail below (see “Employment Agreements and Termination of Employment Arrangements”), pursuant to the terms of Mr. Berman’s amended and restated 2010 employment agreement, with respect to 2012, during the first quarter, the Compensation Committee established the targeted level of our Adjusted EPS (as defined below) growth, and the corresponding bonus levels, as a percentage of base salary, Mr. Berman  earns if the target is met. Pursuant to the terms of his employment agreement as in effect on January 1, 2012, this bonus is capped at a maximum of 200% of base salary, although the Compensation Committee has the authority, in its discretion, to increase the maximum. The Compensation Committee also has wide discretion to set the target levels of Adjusted EPS and it works together with FWC to establish target levels that will accomplish the general objectives outlined above of also promoting growth and alignment with our shareholders’ interests.  Mr. Berman’s agreement as in effect on January 1, 2012 also provides for an additional annual performance bonus capped at a maximum of 100% of base salary, payable solely in shares of restricted stock, which can be earned by Mr. Berman if the Company’s performance meets certain criteria established by the Compensation Committee during the first quarter.  In addition, Mr. Berman’s agreement as in effect on January 1, 2012 provided for an annual grant of $500,000 of restricted stock, the initial vesting of which depended solely on EPS targets established in the agreement; if initial vesting occurred, then the restricted stock vested over time.

Pursuant to a September 2012 amendment to Mr. Berman’s employment agreement, commencing in 2013, his annual bonus has been restructured so that part of it is now capped at 300% of his base salary and the performance criteria and vesting are solely within the discretion of the Compensation Committee, which will establish all of the criteria during the first quarter of each fiscal year for that year’s bonus, based upon financial and non-financial factors selected by the Compensation Committee, and another part of his annual performance bonus will be based upon the success of a joint venture entity we initiated in September 2012.  The portion of the bonus equal to 200% of base salary is payable in cash and the balance in restricted stock vesting over three years.  In addition, the annual grant of $500,000 of restricted stock was changed to $3,500,000 of restricted stock and the vesting criteria was also changed from being solely based upon established EPS targets to being based upon performance standards established by the Compensation Committee during the first quarter of each year.

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

The Compensation Committee also annually reviews the overall compensation of our named executive officers for the purpose of determining whether discretionary bonuses should be granted. In 2012, FWC presented a report to the Compensation Committee comparing our performance, size and executive compensation levels to those of peer group companies. FWC also reviewed with the Compensation Committee the base salaries, annual bonuses, total cash compensation, long-term compensation and total compensation of our senior executive officers relative to those companies. The performance comparison presented to the Compensation Committee each year includes a comparison of our total shareholder return, earnings per share growth, sales, net income (and one-year growth of both measures) to the peer group companies. The Compensation Committee reviews this information along with details about the components of each named executive officer’s compensation.

Peer Group

One of the factors considered by the Compensation Committee is the relative performance and the compensation of executives of peer group companies. The peer group is comprised of a group of the companies selected in conjunction with FWC that we believe provides relevant comparative information, as these companies represent a cross-section of publicly-traded companies with product lines and businesses similar to our own throughout the comparison period.  The composition of the peer group is reviewed annually and companies are added or removed from the group as circumstances warrant. For the last fiscal year, the peer group companies utilized for executive compensation analysis, which remained the same as in the previous year (except that THQ Inc. is no longer included since it filed for the protection of the bankruptcy laws), were:

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

Base Salary

Mr. Berman received compensation in 2012 pursuant to the terms of his employment agreement; Mr. McGrath became an executive officer on August 23, 2011 pursuant to the terms of an amendment to his employment agreement and Mr. Bennett was an employee at will until entry into a new employment agreement on October 21, 2011.  As discussed in greater detail below, the employment agreement for Mr. Berman was to expire on December 31, 2010 and Mr. Bennett’s employment agreement expired on December 31, 2009.  Effective November 11, 2010, Mr. Berman entered into an amended and restated employment agreement. Pursuant to the terms of their employment agreements as in effect on December 31, 2012, Messrs. Berman, McGrath, and Bennett each receive a base salary which is increased automatically each year by $25,000 for Mr. Berman and $15,000 for each of Messrs. McGrath and Bennett pursuant to the terms of their respective employment agreements. Mr. Bennett’s prior employment agreement, which expired in 2009, did not provide for automatic annual increases in base salary.  Any further increase in base salary, as the case may be, is determined by the Compensation Committee based on a combination of two factors. The first factor is the Compensation Committee’s evaluation of the salaries paid in peer group companies to executives with similar responsibilities. The second factor is the Compensation Committee’s evaluation of the executive’s unique role, job performance and other circumstances. Evaluating both of these factors allows us to offer a competitive total compensation value to each individual named executive officer taking into account the unique attributes of, and circumstances relating to, each individual, as well as marketplace factors. This approach has allowed us to continue to meet our objective of offering a competitive total compensation value and attracting and retaining key personnel. Based on its review of these factors, the Compensation Committee determined not to increase the base salary of each of Messrs. Berman, McGrath and Bennett above the contractually required minimum increase in 2012 as unnecessary to maintain our competitive total compensation position in the marketplace.
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

The employment agreements as in effect on January 1, 2012 for Messrs. Berman and McGrath provided for an incentive cash bonus award based on a percentage of each participant’s base salary if the performance goals set by the Compensation Committee are met for that year.  The employment agreements mandated that the specific criteria to be used is growth in earnings per share and the Compensation Committee sets the various target thresholds to be met to earn increasing amounts of the bonus up to a maximum of 200% of base salary for Mr. Berman and 125% for Mr. McGrath, although the Compensation Committee has the ability to increase the maximum in its discretion.   During 2011, Messrs. Berman and McGrath were not entitled to a bonus based upon the target thresholds incorporated into their respective employment agreements.  Commencing in 2012, the Compensation Committee is required to meet to establish criteria for earning the annual performance bonus (and with respect to Mr. Berman, any additional annual performance bonus) during the first quarter of the year.

The employment agreements as in effect on January 1, 2012 for Messrs. Berman, McGrath and Bennett contemplate that the Compensation Committee may grant discretionary bonuses in situations where, in its sole judgment, it believes they are warranted.  The Compensation Committee approaches this aspect of the particular executive’s compensation package by looking at the other components of the executive’s aggregate compensation and then evaluating if any additional compensation is appropriate to meet our compensation goals.  As part of this review, the Compensation Committee, with significant input from FWC, collects information about the total compensation packages in our peer group and various indicia of performance by the peer group such as sales, one-year sales growth, net income, one-year net income growth, market capitalization, size of companies, one- and three-year stockholder returns, etc. and then compares such data to our corresponding performance data.  The Compensation Committee did not approve any discretionary bonuses for 2012.

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

Mr. Berman’s 2010 amended and restated employment provides for annual grants of $500,000 of restricted stock which vest in equal annual installments through January 1, 2017, which is one year following the life of the agreement, subject to meeting the 3% vesting condition, as defined in the agreement.  (As described in greater detail below, pursuant to the 2012 amendment, commencing in 2013, this bonus will be changed to $3,500,000 of restricted stock to be earned based upon performance targets established by the Compensation Committee during the first quarter of each year.) Mr. McGrath’s amended employment agreement provides for annual grants of $75,000 of restricted stock which vests in equal installments over three years subject to meeting certain EPS milestones.  The Company did not meet the vesting requirements contained in either employment agreement for 2012 so both of Messrs. Berman and McGrath forfeited their stock awards for 2012.  As explained in greater detail below (see “Employment Agreements and Termination of Employment Arrangements”), Mr. Berman’s employment agreement also provides for an annual performance bonus.  The specific criteria for determining such bonus is contained in the employment agreement for 2010 and 2011.  Commencing in 2012, the criteria for earning such bonus are to be established by the Compensation Committee.  This bonus, if earned, is payable partially in cash and partially in shares of restricted common stock.  Mr. Berman’s agreement also provides for an additional annual performance bonus, payable solely in shares of restricted stock, which can be earned by Mr. Berman if the Company’s performance meets certain criteria to be established by the Compensation Committee during the first quarter of each year.

After a review of all of the factors discussed above, the Compensation Committee determined that, in keeping with our compensation objectives, Mr. Berman was not awarded a bonus for 2012.

 Other Benefits and Perquisites

Our executive officers participate in the health and dental coverage, life insurance, paid vacation and holidays, 401(k) retirement savings plans and other programs that are generally available to all of the Company’s employees.

The provision of any additional perquisites to each of the named executive officers is subject to review by the Compensation Committee.  Historically, these perquisites include payment of an automobile allowance and matching contributions to a 401(k) defined contribution plan.  In 2012, the named executive officers were granted the following perquisite:  automobile allowance.  We value perquisites at their incremental cost to us in accordance with SEC regulations.

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

Impact of Shareholder Advisory Vote

At our 2012 annual meeting, our shareholders approved our current executive compensation with over 58% of all shares actually voting on the issue (over 46% of all outstanding shares whether or not voting) affirmatively giving their approval.  Accordingly, we believe that this vote ratifies our executive compensation philosophy and policies, as currently adopted and implemented, and we intend to continue such philosophy and policies.

Compensation Committee Report

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis (the “CD&A”) for the year ended December 31, 2012. In reliance on the reviews and discussions referred to above, the compensation committee recommended to the board, and the board has approved, that the CD&A be furnished in the annual report on Form 10-K for the year ended December 31, 2012.

By the Compensation Committee of the Board of Directors: Robert E. Glick, Chairman Michael G. Miller, Member Leigh Anne Brodsky, Member

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)			Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Stephen G. Berman	2012	1,165,000	―	―			—	—	—	30,500	1,195,500
Chief Executive Officer,	2011	1,140,000	―	―			—	—	—	34,500	1,174,500
President and Secretary	2010	1,115,000	1,413,000	1,863,900	(1)	(2)	—	—	—	18,000	4,409,900

John J. McGrath	2012	615,000	—				—			26,900	641,900
Chief Operating Officer	2011	539,973	―	―			—	—	—	29,400	569,373

Joel M. Bennett	2012	435,000	―	—			—	—	—	24,500	459,500
Executive Vice	2011	420,000	—	—			—	—	—	34,000	454,000
President and Chief Financial Officer	2010	420,000	100,000	―			—	—	—	12,000	532,000

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

(3)
Represents automobile allowances paid in the amount of $18,000 and $12,000 to each of Messrs. Berman and Mr. Bennett respectively, for 2010, 2011 and 2012 and $12,900 and $14,400 to Mr. McGrath for 2011 and 2012, respectively; amount also includes matching contributions made by us to the Named Officer’s 401(k) defined contribution plan in the amount of nil, $16,500 and $12,500, respectively, for Mr. Berman for 2010, 2011 and 2012, nil, $22,000 and $12,500, respectively, for Mr. Bennett for 2010, 2011 and 2012 and $16,500 and $12,500 to Mr. McGrath for 2011 and 2012, respectively. See “Employee Pension Plan.”

 The following table sets forth certain information regarding all equity-based compensation awards outstanding as of December 31, 2012 by the Named Officers:

Outstanding Equity Awards At Fiscal Year-end

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Stephen G. Berman	—	—	—	—	—	10,304	$129,006	—	—

John J. McGrath	—	—	—	—	—	5,909	$73,981	—	—

Joel M. Bennett	—	—	—	—	—	—	—	—	—
(1)	The product of (x) $12.52 (the closing sale price of the common stock on December 31, 2012) multiplied by (y) the number of unvested restricted shares outstanding.

 The following table sets forth certain information regarding amount realized upon the vesting and exercise of any equity-based compensation awards during 2012 by the Named Officers:

Options Exercises And Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Stephen G. Berman	—	—	—	—

John J. McGrath	—	—	—	—

Joel M. Bennett	—	—	—	—

(1)	Represents the product of (x) the closing sale price of the common stock on the date of vesting multiplied by (y) the number of restricted shares vested.

Potential Payments upon Termination or Change in Control

 The following tables describe potential payments and other benefits that would have been received by each Named Officer at, following or in connection with any termination, including, without limitation, resignation, severance, retirement or a constructive termination of such Named Officer, or a change in control of our Company or a change in such Named Officer’s responsibilities on December 31, 2012.  The potential payments listed below assume that there is no earned but unpaid base salary at December 31, 2012.

 Stephen G. Berman

	Upon Retirement	Quits For “Good Reason” (2)	Upon Death	Upon “Disability” (3)	Termination Without “Cause”	Termination For “Cause” (4)	Involuntary Termination In Connection with Change of Control(5)
Base Salary	$-	$6,990,000	$-	$-	$6,990,000	$-	$11,819,056	(6)
Restricted Stock - Performance-Based	-	-	-	-	-	-	-
Annual Cash Incentive Award (1)	-	-	-	-	-	-	-

(1) Assumes that if the Named Officer is terminated on December 31, 2012, they were employed through the end of the incentive period.

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

(4) Defined as (i) the Named Officer’s conviction of, or entering a plea of guilty or nolo contendere (which plea is not withdrawn prior to its approval by the court) to, a felony offense and either the Named Officer’s failure to perfect an appeal of such conviction prior to the expiration of the maximum period of time within which, under applicable law or rules of court, such appeal may be perfected or, if he does perfect such an appeal, the sustaining of his conviction of a felony offense on appeal; or (ii) the determination by our Board of Directors, after due inquiry, based upon convincing evidence, that the Named Officer has:

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

(6)  Under the terms of Mr. Berman’s employment agreement (see “ - Employment Agreements”), if a change of control occurs and within two years thereafter Mr. Berman is terminated without “Cause” or quits for “Good Reason”, then he has the right to receive a payment equal to 2.99 times his then current base amount as defined in the Code (which was $3,939,685 in 2012).

John J. McGrath

	Upon Retirement	Quits For “Good Reason” (2)	Upon Death	Upon “Disability” (3)	Termination Without “Cause”	Termination For “Cause” (4)	Involuntary Termination In Connection with Change of Control(5)
Base Salary	$-	$1,230,000	$-	$-	$1,230,000	$-	$1,230,000	(6)
Restricted Stock - Performance-Based	-	-	-	-	-	-	-
Annual Cash Incentive Award (1)	-	-	-	-	-	-	-

(1) Assumes that if the Named Officer is terminated on December 31, 2012, they were employed through the end of the incentive period.

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

(5) Section 280G of the Code disallows a company’s tax deduction for what are defined as “excess parachute payments” and Section 4999 of the Code imposes a 20% excise tax on any person who receives excess parachute payments.  As discussed above, Mr. McGrath is entitled to certain payments upon termination of his employment, including termination following a change in control of our Company.  Under the terms of his employment agreement (see “ - Employment Agreements”), Mr. McGrath is not entitled to any payments that would be an excess parachute payment, and such payments are to be reduced by the least amount necessary to avoid the excise tax.  Accordingly, our tax deduction would not be disallowed under Section 280G of the Code, and no excise tax would be imposed under Section 4999 of the Code.

(6)  Under the terms of Mr. McGrath’s employment agreement (see “ - Employment Agreements”), if a change of control occurs and within two years thereafter Mr. McGrath is terminated without “Cause” or quits for “Good Reason”, then he has the right to receive a payment equal to the greater of two times his then current base salary or the payments due for the remainder of the term of his employment agreement.

 Joel M. Bennett

	Upon Retirement	Quits For “Good Reason” (2)	Upon Death	Upon “Disability” (3)	Termination Without “Cause”	Termination For “Cause” (4)	Involuntary Termination In Connection with Change of Control(5)
Base Salary	$-	$840,000	$-	$-	$840,000	$-	$840,000	(6)
Restricted Stock - Performance-Based	-	-	-	-	-	-	-
Annual Cash Incentive Award (1)	-	-	-	-	-	-	-

(1) Assumes that if the Named Officer is terminated on December 31, 2012, they were employed through the end of the incentive period.

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

(6)  Under the terms of Mr. Bennett’s employment agreement (see “ - Employment Agreements”), if a change of control occurs and within two years thereafter Mr. Bennett is terminated without “Cause” or quits for “Good Reason”, then he has the right to receive a payment equal to the greater of two times his then current base salary or the payments due for the remainder of the term of his employment agreement.

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

 In February 2010 our board determined the terms for the minimum share holding requirements.  Pursuant to the new minimum share holding requirements, each director will be required to hold shares with a value equal to at least two times the average annual cash stipend paid to the director during the prior two calendar years.  In determining the value of a director’s share holdings, each option, whether or not in the money, will count as ½ share.  To illustrate:  if a director wishes to sell shares in 2013, he will have to hold shares with a market value of at least $208,000 prior to and following any sale of shares calculated as of the date of the sale, such $208,000 minimum calculated by taking the average cash stipend of $104,000 paid during the prior two years ($110,000 in 2011 and $98,000 in 2012) multiplied by two.

 The following table sets forth the compensation we paid to our non-employee directors for our fiscal year ended December 31, 2012:

Director Compensation

Name		Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dan Almagor		2012	147,500	98,234	(1)	—	—	—	—	245,734
Marvin W. Ellin		2012	107,500	98,234	(1)	—	—	—	—	205,734
Robert E. Glick		2012	115,000	98,234	(1)	—	—	—	—	213,234
Michael G. Miller		2012	110,000	98,234	(1)	—	—	—	—	208,234
Murray L. Skala		2012	75,000	98,234	(1)	—	—	—	—	173,234
Peter F. Reilly		2012	40,822	40,822	(2)	—	—	—	—	81,644
Leigh Anne Brodsky		2012	34,356	35,905	(3)	—	—	—	—	70,261
Rex H. Poulsen	(4)	2012	—	—		—	—	—	—	—

(1) The value of the shares was determined by taking the product of (a) 6,962 shares of restricted stock multiplied by (b) $14.11, the last sales price of our common stock on December 30, 2012, as reported by Nasdaq, the date prior to the date the shares were granted, all of which shares vested on January 1, 2013.

(2) The value of the shares was determined by taking the product of (a) 2,334 shares of restricted stock multiplied by (b) $17.49, the last sales price of our common stock on April 20, 2012, as reported by Nasdaq, the date prior to the date the shares were granted, all of which shares vested on January 1, 2013.

(3) The value of the shares was determined by taking the product of (a) 1,918 shares of restricted stock multiplied by (b) $18.72, the last sales price of our common stock on May 7, 2012, as reported by Nasdaq, the date prior to the date the shares were granted, all of which shares vested on January 1, 2013.

(4) Mr. Poulsen was appointed on December 26, 2012 and did not receive any compensation in 2012.

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

 On October 19, 2011, we clarified our employment agreement with Mr. Berman. The clarification corrects and clarifies certain cross references relating to Mr. Berman’s entitlement to severance upon a qualifying termination following a change of control (as defined in his employment agreement). It also clarifies that a material change in the nature and/or scope of the duties, obligations, rights or powers of his employment under the agreement would be deemed to include his ceasing to be the Chief Executive Officer and President of a publicly traded company (one of the standards for determining whether Mr. Berman has “good reason” to terminate his employment under his employment agreement), and further provides that Mr. Berman's post-change of control severance benefits shall be payable upon a qualifying termination of employment within a two year period following a change of control (the agreement originally provided for a one year period).

 On September 21, 2012, in connection with our entry into agreements dated September 10, 2012 with NantWorks LLC to form DreamPlay Toys LLC and DreamPlay LLC, all Delaware limited liability companies, we entered into Amendment Number One to Mr. Berman’s Second Amended and Restated Employment Agreement dated November 11, 2012 (as previously modified by the October 20, 2011 letter amendment); DreamPlay Toys LLC will develop, market and sell toys and consumer products incorporating NantWorks’ proprietary iD (iDream) image recognition technology and DreamPlay LLC’s business is the extension of such image recognition technology to non-toy consumer products and applications.

 The following description modifies and supersedes, to the extent inconsistent with, the disclosure in the preceding paragraphs. The term of Mr. Berman’s employment agreement has been extended to December 31, 2018 and provides (i) that commencing on January 1, 2013 the amount of the annual restricted stock award shall increase to up to $3.5M, with the vesting of each annual grant to be determined by the Compensation Committee based upon performance criteria it establishes during the first quarter of the year of grant; (ii) commencing with 2013 Mr. Berman can earn an annual performance bonus described below. Part of the annual performance bonus in an amount not exceeding 300% of that year’s base salary can be earned based upon financial and non-financial factors determined annually by the Compensation Committee during the first quarter of each year. The other part of the additional annual performance bonus can be earned in an amount equal to one-half of the cash distributions we receive from DreamPlay LLC, subject to satisfaction of the following three conditions: (1) we have positive net income after deducting the aggregate annual performance bonus, (2) the aggregate annual performance bonus cannot exceed 2.9% of our net income for such year except that if our net income exceeds $385,000 for the year the percentage limitation shall be reduced to 1% and if our net income for the year exceeds $770,000 the percentage limitation is reduced to 0.5% and (3) we have received an aggregate of at least $15 million of net income from DreamPlay Toys LLC and DreamPlay LLC. The amendment also provides (i) that the portion of the annual performance bonus up to amount equal to 200% of that year’s base salary shall be paid in cash, and any excess over 200% of such base salary shall be paid in shares of restricted stock vesting in equal quarterly installments with the initial installment vesting upon grant and the balance over three years following the award date; (ii) for a life insurance policy of $5 million or such lesser amount we can obtain for an annual premium of up to $10,000; (iii) for the reimbursement of legal fees in negotiating this amendment of up to $25,000, (iv) that the full amount of the payments and benefits payable in the event of a Change in Control (as defined in the employment agreement) shall be paid, even if it triggers an excise tax imposed by the tax code if the net after-tax amount would still be greater than reducing the total payments and benefits to avoid such excise tax, and (vi) the term “Good Reason Event” has been expanded to include a change in the composition of our board of directors where the majority of the directors were not in office on September 15, 2012.

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

Employee Benefits Plan

 We sponsor for our U.S. employees (including the Named Officers), a defined contribution plan under Section 401(k) of the Internal Revenue Code.  The Plan provided that employees may defer up to 50% of their annual compensation subject to annual dollar limitations, and that we will make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation. The Company suspended its matching contribution effective January 1, 2010 and restarted the matching contribution effective January 1, 2011.  Company matching contributions, which vest immediately, totaled nil, $2.1 million, and $2.7 million for 2010, 2011 and 2012, respectively.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 The following table sets forth certain information as of March 15, 2013 with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each Named Officer, and (4) all our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)(2)	Amount and Nature of Beneficial Ownership (s)(3)		Percent of Outstanding Shares(4)
Black Rock, Inc.	1,673,664	(5)	7.5
Dimensional Fund Advisors LP	1,851,703	(6)	8.3
Third Avenue Management LLC	1,467,149	(7)	6.6
Pzena Investment Management, LLC	1,334,965	(8)	6.0
FMR LLC	2,595,599	(9)	11.6
The Vanguard Group, Inc.	1,252,276	(10)	5.6
Franklin Resources, Inc.	1,611,060	(11)	7.2
Dr. Patrick Soon-Shiong	1,975,782	(12)	8.9
Stephen G. Berman	421,582	(13)	1.9
John J. McGrath	21,215	(14)	*
Joel M. Bennett	37,866		*
Marvin W. Ellin	21,589	(15)	*
Robert E. Glick	75,198	(16)	*
Michael G. Miller	75,198	(17)	*
Murray L. Skala	75,198	(18)	*
Peter F. Reilly	10,248	(19)	*
Leigh Anne Brodsky	9,832	(20)	*
Rex H. Poulsen	6,743	(21)	*
All directors and executive officers as a group (10 persons)	754,669	(22)	3.4%
______________
*	Less than 1% of our outstanding shares.

(1)	Unless otherwise indicated, such person’s address is c/o JAKKS Pacific, Inc., 22619 Pacific Coast Highway, Malibu, California 90265.

(2)
The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the Securities and Exchange Commission. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The percentage of our outstanding shares is calculated by including among the shares owned by such person any shares which such person or entity has the right to acquire within 60 days after March 4, 2013. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

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

(5)
The address of BlackRock, Inc. is 40 East 52nd Street, New York, NY 10022. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on February 8, 2013.

(6)
The address of Dimensional Fund Advisors LP (formerly known as Dimensional Fund Advisors, Inc.) is Palisades West, Building One, 6300 Bee Cove Road, Austin, TX 78746.  Possesses sole voting power over 1,825,267 shares.  All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on February 11, 2013..

(7)
The address of Third Avenue Management, LLC is 622 Third Avenue, 32rd Floor, New York, NY 10017.  All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed on February 14, 2013..

(8)
The address of Pzena Investments Management, LLC is 120 W 45th Street, 20th Floor, New York, NY 10036. Possesses sole voting power with respect to only 1,185,090 of such shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed on February 7, 2013.

(9)
The address of FMR LLC is 82 Devonshire Street, Boston, MA 02109. Possesses sole voting power with respect to only 475,599 of such shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed on February 14, 2013.

(10)
The address of The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, PA 19355. Possesses sole voting power with respect to 33,738 of such shares, sole dispositive power to 1,219,638 shares and shared dispositive power with respect to 32,638 of such shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed on February 11, 2013.

(11)
The address of Franklin Resources, Inc. is One Franklin Parkway, San Mateo, CA 94403. Sole voting and dispositive power  is held by Franklin Templeton Investments Corp.  All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed on February 5, 2013.

(12)
The address of Dr. Patrick Soon-Shiong is 10182 Culver Blvd., Culver City, CA 90232.  All of the shares are owned jointly with California Capital Z, LLC.  All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13D filed on October 15, 2012.

(13)
Includes 279,553 shares of common stock issued on January 1, 2013 pursuant to the terms of Mr. Berman’s January 1, 2003 Employment Agreement (as last amended on September 21, 2012), which shares are further subject to the terms of our January 1, 2013 Restricted Stock Award Agreement with Mr. Berman (the “Berman Agreement”). The Berman Agreement provides that Mr. Berman will forfeit his rights to all 279,553 shares unless certain conditions precedent are met prior to January 1, 2043, as described in the Berman Agreement, whereupon the forfeited shares will become authorized but unissued shares of our common stock.  Also includes 18,238 shares granted on February 11, 2011 representing the stock component of his 2010 performance bonus which vest in seven tranches over six years, with each of the first six tranches equal to 14.5% of the total grant, and a seventh tranche equal to 13% of the total grant. The initial tranche vested on February 11, 2011 with each succeeding tranche vesting on January 1 of each year commencing with January 1, 2012 with the final tranche vesting on January 1, 2017.  Also includes 2,726 shares remaining of the 4,089 shares granted on February 11, 2011 for his 2010 discretionary bonus, which shares vest on December 31, 2013.

(14)
Includes 5,990 shares of common stock issued on January 1, 2013 pursuant to the terms of Mr. McGrath’s March 4, 2010 Employment Agreement (as amended on August 23, 2011), which shares are further subject to the terms of our January 1, 2032 Restricted Stock Award Agreement with Mr. McGrath (the “McGrath Agreement”). The McGrath Agreement provides that Mr. McGrath will forfeit his rights to all 5,990 shares unless certain conditions precedent are met prior to January 1, 2014, as described in the McGrath Agreement, whereupon the forfeited shares will become authorized but unissued shares of our common stock. Also includes 11,192 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 5,909 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to December 31, 2013.

(15)
Consists of 21,589 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 7,914 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2014.

(16)
Includes 22,500 shares which Mr. Glick may purchase upon the exercise of certain stock options and 52,698 shares of Common Stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 7,914 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2014.

(17)
Includes 22,500 shares which Mr. Miller may purchase upon the exercise of certain stock options and 52,698 shares of Common Stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 7,914 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2014.

(18)
Includes 22,500 shares which Mr. Skala may purchase upon the exercise of certain stock options and 52,698 shares of Common Stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 7,914 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2014.

(19)
Consists of 10,248 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 7,914 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2014.

(20)
Consists of 9,832 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 7,914 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2014.

(21)
Consists of 6,743 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 6,743 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2014.

(22)	Includes an aggregate of 67,500 shares which the directors and executive officers may purchase upon the exercise of certain stock options.

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a)	Transactions with Related Persons

 One of our directors, Murray L. Skala, is a partner in the law firm of Feder Kaszovitz LLP, which has performed, and is expected to continue to perform, legal services for us. In 2012, we incurred approximately $2.9 million for legal fees and reimbursable expenses payable to that firm. As of December 31, 2011 and 2012, legal fees and reimbursable expenses of $0.8 million and $0.5 million, respectively, were payable to this law firm.

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

 The following are the fees of BDO USA, LLP, our principal accountant, for the two years ended December 31, 2012, for services rendered in connection with the audit for those respective years (all of which have been pre-approved by the Audit Committee):

	2011	2012
Audit Fees	$1,282,563	$1,068,975
Audit Related Fees	$22,513	$29,284
Tax Fees	$—	$—
All Other Fees	$—	$—
	$1,305,076	$1,098,259

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

 The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements (included in Item 8):

●	Reports of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2011 and 2012

●	Consolidated Statements of Operations for the years ended December 31, 2010, 2011 and 2012

●	Consolidated Statements of Other Comprehensive Income (Loss) for the years ended December 31, 2010, 2011 and 2012

●	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2011 and 2012

●	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2011 and 2012

●	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules (included in Item 8):

●	Schedule II — Valuation and Qualifying Accounts

(3)	Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated By-Laws of the Company (2)
4.1	Rights Agreement dated as of March 5, 2012 between the Company and Computershare Trust Company, N.A., as Rights Agent (3)
10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.2.1	2008 Amendment to 2002 Stock Award and Incentive Plan (9)
10.3	Amended and Restated Employment Agreement between the Company and Jack Friedman, dated as of March 26, 2003 (10)
10.4	Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of March 26, 2003 (10)
10.4.1	Second Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of November 11, 2010 (11)
10.4.2	Clarification Letter dated October 20, 2011 with respect to Mr. Berman’s Second Amended and Restated employment agreement (12)
10.4.3	Amendment Number One to Mr. Berman’s Second Amended and Restated Employment Agreement dated September 21, 2012 (13)
10.5	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (14)
10.6	Form of Restricted Stock Agreement (10)
10.7	Employment Agreement between the Company and Joel M. Bennett, dated October 21, 2011 (2)
10.9	Employment Agreement between the Company and John a/k/a Jack McGrath, dated March 4, 2010 (15)
10.9.1	First Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated August 23, 2011 (15)
14	Code of Ethics (16)
21	Subsidiaries of the Company (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Stephen G. Berman (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Joel Bennett (*)
32.1	Section 1350 Certification of Stephen G. Berman (*)
32.2	Section 1350 Certification of Joel Bennett (*)

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.
(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(3)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed March 5, 2012, and incorporated herein by reference..
(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference
(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.
(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.
(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.
(9)	Filed previously as an exhibit to the Company’s Schedule 14A Proxy Statement, filed August 20, 2008, and incorporated herein by reference.
(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, filed March 31, 2003, and incorporated herein by reference.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 17, 2010, and incorporated herein by reference.
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 25, 2012, and incorporated herein by reference.
(14)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.
(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 24, 2011, and incorporated herein by reference.
(16)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.

(*)	Filed herewith.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2013	JAKKS PACIFIC, INC.

	By:	/s/ STEPHEN G. BERMAN
Stephen G. Berman
Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEPHEN G. BERMAN	Director and	March 15, 2013
Stephen G. Berman	Chief Executive Officer

/s/ JOEL M. BENNETT	Chief Financial Officer (Principal Financial Officer and	March 15, 2013
Joel M. Bennett	Principal Accounting Officer)

/s/ REX H. POULSEN	Director	March 15, 2013
Rex H. Poulsen

/s/ ROBERT E. GLICK	Director	March 15, 2013
Robert E. Glick

/s/ MICHAEL G. MILLER	Director	March 15, 2013
Michael G. Miller

/s/ MURRAY L. SKALA	Director	March 15, 2013
Murray L. Skala

/s/ MARVIN W. ELLIN	Director	March 15, 2013
Marvin W. Ellin

/s/ LEIGH ANNE BRODSKY	Director	March 15, 2013
Leigh Anne Brodsky

/s/ PETER F. REILLY	Director	March 15, 2013
Peter F. Reilly

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated By-Laws of the Company (2)
4.1	Rights Agreement dated as of March 5, 2012 between the Company and Computershare Trust Company, N.A., as Rights Agent (3)
10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.2.1	2008 Amendment to 2002 Stock Award and Incentive Plan (9)
10.3	Amended and Restated Employment Agreement between the Company and Jack Friedman, dated as of March 26, 2003 (10)
10.4	Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of March 26, 2003 (10)
10.4.1	Second Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of November 11, 2010 (11)
10.4.2	Clarification Letter dated October 20, 2011 with respect to Mr. Berman’s Second Amended and Restated employment agreement (12)
10.4.3	Amendment Number One to Mr. Berman’s Second Amended and Restated Employment Agreement dated September 21, 2012 (13)
10.5	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (14)
10.6	Form of Restricted Stock Agreement (10)
10.7	Employment Agreement between the Company and Joel M. Bennett, dated October 21, 2011 (2)
10.9	Employment Agreement between the Company and John a/k/a Jack McGrath, dated March 4, 2010 (15)
10.9.1	First Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated August 23, 2011 (15)
14	Code of Ethics (16)
21	Subsidiaries of the Company (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Stephen G. Berman (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Joel Bennett (*)
32.1	Section 1350 Certification of Stephen G. Berman (*)
32.2	Section 1350 Certification of Joel Bennett (*)

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.
(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(3)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed March 5, 2012, and incorporated herein by reference..
(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference
(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.
(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.
(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.

(9)	Filed previously as an exhibit to the Company’s Schedule 14A Proxy Statement, filed August 20, 2008, and incorporated herein by reference.
(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, filed March 31, 2003, and incorporated herein by reference.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 17, 2010, and incorporated herein by reference.
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 25, 2012, and incorporated herein by reference.
(14)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.
(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 24, 2011, and incorporated herein by reference.
(16)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.

(*)	Filed herewith.