Form 10-Q
period 2013-03-31
JAKKS PACIFIC INC
filed 2013-05-10
CIK 1009829

.
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the issuer’s common stock is 22,306,338 as of May 9, 2013.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
Quarter Ended March 31, 2013

ITEMS IN FORM 10-Q

		Page

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets - December 31, 2012 and March 31, 2013 (unaudited)	3
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2013 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2013 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Mine safety disclosures	None
Item 5.	Other Information	None
Item 6.	Exhibits	37

Signatures
Exhibit 31.1		38
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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

Assets	December 31, 2012 (*)	March 31, 2013 (Unaudited)
Current assets
Cash and cash equivalents	$189,321	$165,361
Marketable securities	218	218
Accounts receivable, net of allowance for uncollectible accounts of $2,536 and $2,824, respectively	105,455	64,985
Inventory	59,690	52,052
Income tax receivable	24,008	24,008
Deferred income taxes	7,058	7,058
Prepaid expenses and other	20,306	31,916
Total current assets	406,056	345,598
Property and equipment
Office furniture and equipment	14,268	14,345
Molds and tooling	73,487	75,388
Leasehold improvements	7,044	7,046
Total	94,799	96,779
Less accumulated depreciation and amortization	78,973	80,543
Property and equipment, net	15,826	16,236
Deferred income taxes	—	—
Intangibles	67,054	66,031
Other long term assets	4,584	4,132
Investment in DreamPlay LLC	7,000	7,000
Investment in joint venture	3,161	4,062
Goodwill, net	48,836	48,489
Trademarks, net	2,308	2,308
Total assets	$554,825	$493,856
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$37,793	$30,402
Accrued expenses	63,677	49,974
Reserve for sales returns and allowances	34,373	30,725
Income taxes payable	12,922	18,251
Short term debt	70,710	57,910
Total current liabilities	219,475	187,262
Convertible senior notes, net	94,918	95,600
Other liabilities	18,345	18,449
Income taxes payable	4,687	4,614
Deferred income taxes	10,180	10,180
Total liabilities	347,605	316,105
Commitments and Contingencies
Stockholders’ equity
Preferred shares, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 21,969,355 and 22,306,338 shares issued and outstanding, respectively	22	22
Additional paid-in capital	202,577	202,784
Retained earnings	8,836	(20,273)
Accumulated other comprehensive loss	(4,215)	(4,782)
Total stockholders’ equity	207,220	177,751
Total liabilities and stockholders’ equity	$554,825	$493,856

(*) Derived from audited financial statements
See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31, (Unaudited)
	2012	2013

Net sales	$73,405	$78,069
Cost of sales	49,839	54,690
Gross profit	23,566	23,379
Selling, general and administrative expenses	42,976	47,224
Loss from operations	(19,410)	(23,845)
Equity in net income (loss) of joint venture	54	(646)
Interest income	199	75
Interest expense, net of benefit	(2,035)	(2,846)
Loss before provision (benefit) for income taxes	(21,192)	(27,262)
Provision (benefit) for income taxes	(5,192)	300
Net loss	$(16,000)	$(27,562)
Loss per share – basic and diluted	$(0.62)	$(1.26)
Comprehensive income (loss)	$(16,052)	$(28,129)

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31, (Unaudited)
	2012		2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(16,000)	$(27,562)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization		3,171	3,728
Share-based compensation expense		338	207
Loss on disposal of property and equipment		17	―
Deferred income taxes		(238)	―
Equity in net loss of joint venture		(54)	834
Changes in operating assets and liabilities:
Accounts receivable		45,234	40,470
Inventory		2,021	7,638
Prepaid expenses and other current assets		(3,718)	(11,610)
Income tax receivable		158	―
Accounts payable		(4,700)	(7,391)
Accrued expenses		(11,565)	(13,703)
Income taxes payable		5,142	5,256
Reserve for sales returns and allowances		(13,893)	(3,648)
Other liabilities		228	104
Total adjustments		22,141	21,885
Net cash provided (used) by operating activities		6,141	(5,677)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment		(3,216)	(1,982)
Change in other assets		(39)	(566)
Contribution to joint venture		(610)	(2,237)
Distribution from joint venture		―	502
Cash (paid) refunded for net assets of business acquired		(2,377)	347
Net cash used in investing activities		(6,242)	(3,936)
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock surrendered		(15)	―
Proceeds from credit facility borrowings		―	(12,800)
Dividends paid		(2,587)	(1,547)
Net cash used in financing activities		(2,602)	(14,347)
Net decrease in cash and cash equivalents		(2,703)	(23,960)
Cash and cash equivalents, beginning of period		257,258	189,321
Cash and cash equivalents, end of period		$254,555	$165,361
Cash paid (received) during the period for:
Income taxes		$(12,083)	$(4,788)
Interest	$	―	$524

See Notes 9 and 10 for additional supplemental information to the condensed consolidated statements of cash flows.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2013

Note 1 — Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, which contains audited financial information for the three years in the period ended December 31, 2012.

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

Role Play, Novelty and Seasonal Toys include role play and dress-up products, Halloween and everyday costume play, novelty toys, seasonal and outdoor products and indoor and outdoor kids’ furniture.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group and Major Customers - (continued)

Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three months ended March 31, 2012 and 2013 and as of December 31, 2012 and March 31, 2013 are as follows (in thousands):

	Three Months Ended March 31,
	2012	2013

Net Sales
Traditional Toys and Electronics	$41,578	$38,117
Role Play, Novelty and Seasonal Toys	31,827	39,952
	$73,405	$78,069

	Three Months Ended March 31,
	2012	2013

Loss from Operations
Traditional Toys and Electronics	$(10,856)	$(13,122)
Role Play, Novelty and Seasonal Toys	(8,554)	(10,723)
	$(19,410)	$(23,845)

	Three Months Ended March 31,
	2012	2013

Depreciation and Amortization Expense
Traditional Toys and Electronics	$1,745	$1,793
Role Play, Novelty and Seasonal Toys	559	865
	$2,304	$2,658

	December 31,	March 31,
	2012	2013
Assets
Traditional Toys and Electronics	$309,940	$230,158
Role Play, Novelty and Seasonal Toys	244,885	263,698
	$554,825	$493,856

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group and Major Customers - (continued)

The following tables present information about the Company by geographic area as of December 31, 2012 and March 31, 2013 and for the three months ended March 31, 2012 and 2013 (in thousands):

	December 31, 2012	March 31, 2013
Long-lived Assets
China	$10,793	$11,643
United States	3,762	3,425
Hong Kong	1,271	1,168
	$15,826	$16,236

	Three Months Ended March 31,
	2012	2013
Net Sales by Customer Location
United States	$63,871	$61,383
Europe	3,209	9,068
Canada	2,779	2,090
Hong Kong	229	1,210
Other	3,317	4,318
	$73,405	$78,069

Major Customers

Net sales to major customers for the three months ended March 31, 2012 and 2013 were as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2012		2013
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales

Target	$6,651	9.1%	$9,493	12.2%
Wal-Mart	16,126	22.0	18,182	23.3
Toys ‘R’ Us	10,575	14.4%	7,052	9.0
	$33,352	45.5%	$34,727	44.5%

No other customer accounted for more than 10% of the Company’s total net sales.

At December 31, 2012 and March 31, 2013, the Company’s three largest customers accounted for approximately 42.1% and 46.2%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and warehouse costs, is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	December 31, 2012	March 31, 2013

Raw materials	$3,296	$3,716
Finished goods	56,394	48,336
	$59,690	$52,052

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

The Company’s reserve for sales returns and allowances amounted to $34.4 million as of December 31, 2012, compared to $30.7 million as of March 31, 2013. This decrease was primarily due to certain customers taking their year-end allowances related to 2012 sales during 2013.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Credit Facility

On September 27, 2012, the Company and its domestic subsidiaries entered into a secured credit facility with Wells Fargo Bank, National Association (the “Loan Agreement”). The Loan Agreement provides for a $75.0 million working capital revolving credit facility. The amounts outstanding under the revolving credit facility are payable in full upon maturity of the credit facility on April 30, 2013. The credit facility is secured by a substantial amount of the assets of the Company. The amount outstanding on the credit facility at March 31, 2013 was $57.9 million; the total borrowing capacity was approximately $60.0 million which includes an over advance of up to $30.0 million based on the amendment to the Loan Agreement.

The Company’s ability to borrow under the Loan Agreement is subject to its ongoing compliance with certain financial covenants, including that the Company and its subsidiaries (a) maintain and earn on a consolidated basis as of the last day of each fiscal quarter, for the rolling four quarter period ending on such date, consolidated Net Profit (as defined in the Loan Agreement) equal to or greater than $1 (one dollar); (b) maintain a ratio of consolidated total funded debt to consolidated EBITDA (the “consolidated leverage ratio”) of not greater than 3.00:1.0; and (c) maintain Liquidity (as defined in the Loan Agreement) of at least $100.0 million.

The Loan Agreement allows the Company to borrow under the credit facility at LIBOR or at a base rate, plus applicable margins based on the funded debt to EBITDA leverage ratio for the most recent twelve month rolling quarter end. Applicable margins vary between a 150 to 200 basis point spread over LIBOR and between a negative 50 to zero basis point spread on base rate loans. As of March 31, 2013, the rate on the credit facility was 3.25%. In addition, the credit facility has an unused line fee based on the unused amount of the credit facility, ranging from 12.5 to 25 basis points.

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

As of March 31 2013, the Company was not in compliance with two of the three financial covenants under the Loan Agreement but was in compliance with all of the remaining covenants. At March 31, 2013, the Company had consolidated Net Profit of negative $34.4 million when it was required to have at least $1 and it had a consolidated leverage ratio of 35.02 when it was required to be not greater than 3.00. The Company met the third covenant of having at least $100.0 million of Liquidity by having $165.6 million of Liquidity. By Amendment to the Loan Agreement dated March 28, 2013, the Bank granted the Company an over advance of up to $30.0 over the borrowing capacity million of which $29.0 million was advanced to the Company on March 29, 2013.

In addition, the maturity date was changed to April 2, 2013, on which date the Company paid off the credit facility in full. The Company is in the process of obtaining a replacement credit facility. If the Company is unable to obtain a replacement line of credit, the Company's operations and growth prospects may be adversely affected, and they might need to seek additional equity or debt financing. There is no assurance that such alternative financing would be available on acceptable terms or at all. Furthermore, any equity financing could result in dilution to existing stockholders and any debt financing might include restrictive covenants that could impede the Company’s ability to effectively operate and grow its business in the future.

Note 6 — Convertible Senior Notes

 In November 2009, the Company sold an aggregate of $100.0 million principal amount of 4.50% Convertible Senior Notes due 2014 (the “Notes”). The Notes, which are senior unsecured obligations of the Company, pay cash interest semi-annually at a rate of 4.50% per annum and will mature on November 1, 2014. The initial conversion rate was 63.2091 shares of JAKKS common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment under certain circumstances. As a result of the cash dividend of $0.10 per share declared by the Board of Directors paid October 3, 2011, January 3, 2012, April 2, 2012, July 2, 2012, October 1, 2012 and January 2, 2013 and of $0.07 per share declared by the Board paid April 1, 2013 and the above-market self-tender offer in July 2012 (see Note 9 – Common Stock and Preferred Stock), the new conversion rate is 68.3831 shares of JAKKS common stock per $1,000 principal amount of notes (or approximately $14.62 per share). Prior to August 1, 2014, holders of the Notes may convert their Notes only upon the occurrence of specified events. Upon conversion, the Notes may be settled, at the Company’s election, in cash, shares of its common stock or a combination of cash and shares of its common stock. Holders of the Notes may require that the Company repurchase for cash all or some of their Notes upon the occurrence of a fundamental change (as defined).

 Accounting Standards Codification ("ASC") 470-20, “Debt with Conversion and Other Options,” requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. In accordance with ASC 470-20, the Company allocated $13.7 million of the $100.0 million principal amount of the Notes to the equity component, which represents a discount to the debt that is being amortized to interest expense through November 1, 2014. Interest expense associated with the amortization of the discount was $0.7 million for each of the three months ended March 31, 2012 and 2013. The balance of the discount was $4.4 million and $5.1 million at March 31, 2013 and December 31, 2012, respectively.

 Note 7 — Income Taxes

The Company’s income tax expense of $0.3 million for the three months ended March 31, 2013 reflects an effective tax rate of (1.10%). Included in the tax expense of $0.3 million is a discrete tax benefit of $73,000 related to a reduction in tax reserves resulting from closed statutes of limitation. The Company’s income tax benefit of $5.2 million for the three months ended March 31, 2012 reflects an effective tax rate of 24.5%. Included in the tax benefit of $5.2 million is a discrete tax benefit of $0.4 million related to a reduction in tax reserves resulting from closed statutes of limitation.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 —Loss Per Share

The following table is a reconciliation of the weighted average shares used in the computation of loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2012			2013
	Loss	Weighted Average Shares	Per-Share	Loss	Weighted Average Shares	Per- Share
Loss per share – basic
Net loss available to common stockholders	$(16,000)	25,831	$(0.62)	$(27,562)	21,873	$(1.26)
Effect of dilutive securities:
Convertible senior notes	–			–
Options and warrants	–			–
Unvested restricted stock grants	–			–
Loss per share – diluted
Loss available to common stockholders plus assumed exercises and conversion	$(16,000)	25,831	$(0.62)	$(27,562)	21,873	$(1.26)

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of warrants, options and convertible debt to the extent they are dilutive). Common share equivalents that could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted loss per share, totaled approximately 240,265 and 417,207 for the three months ended March 31, 2012 and 2013, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Common Stock and Preferred Stock

The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.

In January 2013, the Company issued an aggregate of 285,543 shares of restricted stock at a value of $3.6 million to two executive officers, which vest, subject to certain company financial performance criteria, over a one to three year period. In addition, an aggregate of 54,227 shares of restricted stock were issued to its seven non-employee directors, which vest in January 2014, at an aggregate value of approximately $0.7 million.

All issuances of common stock, including those issued pursuant to stock option and warrant exercises, restricted stock grants and acquisitions, are issued from the Company’s authorized but not issued and outstanding shares.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Business Combinations

In October 2011, the Company acquired all of the stock of Moose Mountain Toymakers Limited, a Hong Kong company, and a related New Jersey company, Moose Mountain Marketing, Inc. (collectively, “Moose Mountain”). The total initial consideration of $32.2 million consisted of $16.7 million in cash and the assumption of liabilities in the amount of $15.5 million, and resulted in goodwill of $14.2 million. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $5.3 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria. The fair value of the expected earn-out of $4.6 million was included in goodwill and assumed liabilities as of the acquisition date. All future changes to the earn-out liability will be charged to income. Moose Mountain is a leading designer and producer of foot to floor ride-ons, inflatable environments, wagons, pinball machines and tents and was included in the Company’s results of operations from the date of acquisition.

In July 2012, the Company acquired all of the stock of Maui, Inc., an Ohio corporation, Kessler Services, Inc., a Nevada corporation, and A.S. Design Limited, a Hong Kong corporation (collectively, “Maui”). The total initial consideration of $37.6 million consisted of $36.2 million in cash and the assumption of liabilities in the amount of $1.4 million. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $18.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria. The fair value of the expected earn-out of $16.0 million was accrued and recorded as goodwill as of the acquisition date. All future changes to the earn-out liability will be changed to income. Maui is a leading manufacturer and distributor of spring and summer activity toys and impulse toys and was included in the Company’s results of operations from the date of acquisition.

In September 2012, the Company acquired all of the stock of JKID, LTD., a United Kingdom corporation for an initial cash consideration of $1.1 million and deferred cash payments of $5.5 million payable in five semiannual payments of $1.1 million each. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $4.4 million in cash over the two year period of 2015 through 2016, based upon the achievement of certain financial performance criteria, which has been accrued and recorded as goodwill as of the acquisition date. The Company has not finalized its purchase price allocation for JKID and is in the process of performing studies and valuations of the estimated fair value of assets and liabilities assumed. JKID is the developer of augmented reality technology that enhances the play patterns of toys and consumer products.

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

The Company owns a fifty percent interest in a joint venture (“Pacific Animation Partners”) with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company. The joint venture was created to develop and produce a boys’ animated television show, which it licenses worldwide for television broadcast as well as consumer products. The Company is producing and marketing toys based upon the television program under a license from the joint venture. The joint venture has also licensed certain other merchandising rights to third parties. The Company is responsible for fifty percent of the operating expenses of the joint venture and thirty-one percent of the production costs of the television show. The joint venture completed and delivered 26 episodes of the first season of the show, which began airing in February 2012. The joint venture has also delivered 18 episodes of the second season of the show, which began airing in April 2013, with 8 more episodes to be delivered in the coming 3 months. Production on an additional 13 episodes has commenced and is planned to be completed by Fall 2014. The Company is responsible for production costs in the aggregate amount of approximately $6.3 million, of which $1.4 million and $2.2 million were paid in 2012 and 2013, respectively. The Company’s investment is being accounted for using the equity method. For the three months ended March 31, 2012 and 2013, the Company recognized income from the joint venture of $53,739 and a loss of $646,355, respectively, including producer fees and royalty income from the joint venture in the amount of $77,638 and $186,770.

 As of December 31, 2012 and March 31, 2013, the balance of the investment in the Pacific Animation Partners joint venture includes the following components (in thousands):

	December 31,	March 31,
	2012	2013
Capital Contributions, net of distributions	$3,420	$5,155
Equity in cumulative net loss	(259)	(1,093)
Investment in joint venture	$3,161	$4,062

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12 — Goodwill

The changes to the carrying amount of goodwill for the three months ended March 31, 2013 are as follows (in thousands):

	Traditional Toys and Electronics	Role Play, Novelty and Seasonal Toys	Total
Balance at beginning of the period	$29,225	$19,611	$48,836
Adjustments to goodwill for foreign currency translation	(347)	—	(347)
Balance, March 31, 2013	$28,878	$19,611	$48,489

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If step one indicates that an impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. There was no goodwill impairment during the periods ended March 31, 2012 and 2013.

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

		December 31, 2012			March 31, 2013
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)

Amortized Intangible Assets:
Licenses	4.96	$91,488	$(77,844)	$13,644	$91,488	$(78,164)	$13,324
Product lines	5.84	66,594	(19,561)	47,033	66,594	(19,923)	46,671
Customer relationships	5.21	9,347	(5,903)	3,444	9,347	(6,084)	3,263
Trade names	5.00	3,000	(250)	2,750	3,000	(400)	2,600
Non-compete/Employment contracts	3.90	3,333	(3,150)	183	3,333	(3,160)	173
Total amortized intangible assets		173,762	(106,708)	67,054	173,762	(107,731)	66,031
Deferred Costs:
Debt issuance costs	2.79	4,224	(2,609)	1,615	4,224	(3,059)	1,165
Unamortized Intangible Assets:
Trademarks		2,308	―	2,308	2,308	―	2,308
Total Intangible Assets:		$180,294	$(109,317)	$70,977	$180,294	$(110,790)	$69,504

Amortization expense related to limited life intangible assets and debt offering costs was $0.7 million and $1.5 million for the three months ended March 31, 2012 and 2013, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14 — Comprehensive Income (Loss)

The table below presents the components of the Company’s comprehensive income for the three months ended March 31, 2012 and 2013 (in thousands):

	Three Months Ended March 31,
	2012	2013
Net Loss	$(16,000)	$(27,562)
Other comprehensive (loss):
Foreign currency translation adjustment	(52)	(567)
Comprehensive (loss)	$(16,052)	$(28,129)

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16 — Share-Based Payments

The Company’s 2002 Stock Award and Incentive Plan (the “Plan”) provides for the awarding of stock options and restricted stock to employees, officers and non-employee directors. Under the Plan, the Company grants directors, certain executives and other key employees restricted common stock, with vesting contingent upon completion of specified service periods ranging from one to five years. The Company also grants certain executives performance-based awards, with vesting contingent upon the Company’s achievement of specified financial goals.  The Plan is more fully described in Notes 14 and 17 to the Consolidated Financial Statements in the Company’s 2012 Annual Report on Form 10-K.

The following table summarizes the total share-based compensation expense and related tax benefits recognized for the three months ended March 31, 2012 and 2013 (in thousands):

	Three Months Ended March 31,
	2012	2013
Restricted stock compensation expense	$338	$207
Tax benefit related to restricted stock compensation	$127	$79

Stock option activity pursuant to the Plan for the three months ended March 31, 2013 is summarized as follows:

	Plan Stock Options
	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2012	134,644	$19.82
Granted	―	―
Exercised	―	―
Cancelled	―	―
Outstanding, March 31, 2013	134,644	19.82

Restricted stock award activity pursuant to the Plan for the three months ended March 31, 2013 is summarized as follows:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Price

Outstanding, December 31, 2012	95,315	$16.75
Awarded	339,770	12.52
Released	(41,706)	14.78
Forfeited	(1,500)	18.24
Outstanding, March 31, 2013	391,879	13.29

 Non-Employee Stock Warrants

In September 2012, we granted 1,500,000 stock warrants with an exercise price of $16.28 per share and a five year term to a third party as partial consideration for the exclusive right to use certain recognition technology in connection with our toy products. The exercise price of the 2012 stock warrants is equal to the volume-weighted average price of our common stock over the five trading days preceding the date of grant. All warrants vest upon grant and are exercisable over the terms of the warrants.

At December 31, 2012 and March 31, 2013, we had 1,500,000 stock warrants outstanding with an exercise price of $16.28 per share and an expiration date of September 12, 2017.

We measure the fair value of our warrants granted on the measurement date. The fair value of the 2012 stock warrant is capitalized as an intangible asset and will be amortized to expense in our consolidated statements of operations when the related product is released and the related net sales are recognized, which is expected to be in the third quarter of 2013. For the three months ended March 31, 2012 and 2013 there was no amortization expense related to the warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and Notes thereto, which appear elsewhere herein.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements and supplementary information were prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Inherent in the application of many of these accounting policies is the need for management to make estimates and judgments in the determination of certain revenues, expenses, assets and liabilities. As such, materially different financial results can occur as circumstances change and additional information becomes known. The policies with the greatest potential effect on our results of operations and financial position include:

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

Goodwill, Trademarks (net) and Intangible assets amounted to $116.8 million as of March 31, 2013 and $118.2 million as of December 31, 2012.

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

Discrete Items for Income Taxes. A discrete tax benefit of $0.1 million related to a reduction in tax reserves resulting from closed statutes of limitation was recognized during the three months ended March 31, 2013.  During this same period in 2012, we recognized a discrete tax benefit of $0.4 million related to a reduction in tax reserves resulting from closed statutes and an adjustment to record various outstanding state tax refunds.

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

 We accrue a tax reserve for additional income taxes, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of March 31, 2013, our income tax reserves were approximately $4.6 million and relate to the potential income tax audit adjustments, primarily in the areas of fixed asset depreciation in Hong Kong and ongoing state audits. As of December 31, 2012, our income tax reserves were approximately $4.7 million and related to the potential income tax audit adjustments, primarily in the areas of income allocation, foreign depreciation allowances and state taxes.

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

 Acquisitions

 In September 2012, we acquired all of the stock of JKID, LTD., a United Kingdom corporation, for an initial cash consideration of $1.1 million and deferred cash payments of $5.5 million payable in five semi-annual payments of $1.1 million each. In addition, we agreed to pay an earn-out of up to an aggregate amount of $4.4. million in cash over the two year period of 2015 through 2016, based upon the achievement of certain financial performance criteria, which has been accrued and recorded as goodwill as of the acquisition date. We have not finalized our purchase price allocation for JKID. JKID is the developer of augmented reality technology that enhances the play patterns of toys and consumer products.

 In July 2012, we acquired all of the stock of Maui, Inc., an Ohio corporation, Kessler Services, Inc., a Nevada corporation, and A.S. Design Limited, a Hong Kong corporation (collectively, "Maui"). The total initial consideration of $37.6 million consisted of $36.2 million in cash and the assumption of liabilities in the amount of $1.4 million. In addition, we agreed to pay an earn-out of up to an aggregate amount of $18.0 million in cash over the three calendar years following the acquisition based upon the achievement of certain financial performance criteria, which has been accrued and recorded as goodwill as of the acquisition date.

 In October 2011, we acquired all of the stock of Moose Mountain Toymakers Limited, a Hong Kong company, and a related New Jersey company, Moose Mountain Marketing, Inc. (collectively, “Moose Mountain”).  The total initial consideration of $31.5 million consisted of $16.0 million in cash and the assumption of liabilities in the amount of $15.5 million, and resulted in goodwill of $13.5 million. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.3 million in cash over the three calendar years following the acquisition based upon the achievement of certain financial performance criteria.  The fair value of the expected earn-out was included in goodwill and assumed liabilities as of the acquisition date.  Moose Mountain is a leading designer and producer of foot to floor ride-ons, inflatable environments, wagons, pinball machines and tents and was included in our results of operations from the date of acquisition.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended March 31,
	2012	2013

Net sales	100.0%	100.0%
Cost of sales	67.9	70.1
Gross profit	32.1	29.9
Selling, general and administrative expenses	58.5	60.5
Loss from operations	(26.4)	(30.6)
Equity in net income (loss) of joint venture	0.1	(0.8)
Interest income	0.2	0.1
Interest expense, net of benefit	(2.8)	(3.6)
Loss before provision (benefit) for income taxes	(28.9)	(34.9)
Provision (benefit) for income taxes	(7.1)	0.4
Net Loss	(21.8)%	(35.3)%

The following unaudited table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Three Months Ended March 31,
	2012	2013

Net Sales
Traditional Toys and Electronics	$41,578	$38,117
Role Play, Novelty and Seasonal Toys	31,827	39,952
	73,405	78,069
Cost of Sales
Traditional Toys and Electronics	27,305	26,866
Role Play, Novelty and Seasonal Toys	22,534	27,824
	49,839	54,690
Gross Profit
Traditional Toys and Electronics	14,273	11,251
Role Play, Novelty and Seasonal Toys	9,293	12,128
	$23,566	$23,379

Comparison of the Three Months Ended March 31, 2013 and 2012

Net Sales

Traditional Toys and Electronics. Net sales of our Traditional Toys and Electronics segment were $38.1 million for the three months ended March 31, 2013, compared to $41.6 million for the prior year period, representing a decrease of $3.5 million, or 8.3%. The decrease in net sales was primarily due to the tapering off of sales of action figures based on the animation series Monsuno and Winx Club® dolls.  This was offset in part by an increase of sales due to the re-launch of our Fly Wheels® line.

Role Play, Novelty and Seasonal Toys. Net sales of our Role Play, Novelty and Seasonal Toys were $40.0 million for the three months ended March 31, 2013, compared to $31.8 million for the prior year period, representing an increase of $8.2 million, or 25.5%. The increase in net sales was primarily due to sales contribution of our recently acquired Maui Toys division and increases in unit sales of Halloween costumes and accessories. This was offset in part by decreases in unit sales of our Disney Princess® dress up and role play items, and our kids outdoor furniture and activity tables.

Cost of Sales

Traditional Toys and Electronics. Cost of sales of our Traditional Toys and Electronics segment was $26.9 million, or 70.5% of related net sales, for the three months ended March 31, 2013, compared to $27.3 million, or 65.7% of related net sales, for the prior year period, representing a decrease of $0.4 million, or 1.6%. The dollar decrease in cost of sales consisted of an $0.7 million decrease of product cost, which is mostly due to a lower volume of sales and offset by a higher volume of lower margin sales.  Royalty expense decreased by $1.0 million and is consistent with the lower volume of sales and also due to royalty expense as a percentage of sales decreased due to changes in the product mix to more products with lower royalty rates or proprietary products with no royalty rates from products with higher royalty rates..  Our depreciation of molds and tools for the segment was comparable year over year.

Role Play, Novelty and Seasonal Toys. Cost of sales of our Role Play, Novelty and Seasonal Toys segment was $27.8 million, or 69.6% of related net sales, for the three months ended March 31, 2013, compared to $22.5 million, or 70.8% of related net sales, for the prior year period, representing a decrease of $5.3 million, or 23.5%. Product costs increased by $5.3 million, which is in line with the higher volume of sales and is comparable as a percentage of net sales year over year. Royalty expense and our depreciation of molds and tools for the segment was comparable year over year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $47.2 million for the three months ended March 31, 2013 and $43.0 million for the prior year period, constituting 60.5% and 58.5% of net sales, respectively. Selling, general and administrative expenses increased $4.2 million from the prior year period, primarily due to increases in legal expense ($0.5 million), bad debt expenses ($1.2 million), product development ($0.5 million) intangible amortization expense ($0.6 million), direct selling expenses ($1.0 million), and temporary employee expense ($0.4 million). Selling, general and administrative expenses increased as a percentage of sales due to the incremental overhead addition from our recent acquisition of Maui Toys.

Equity in Net Income (Loss) of Joint Venture

Operations of the animated television show joint venture commenced in the fourth quarter of 2010. We recognized a loss of $0.6 million for the three months ended March 31, 2013, and nominal income for the prior year period.

Interest Income

Interest income for the three months ended March 31, 2013 was $0.1 million, compared to $0.2 million for the three months ended March 31, 2012.

Interest Expense

Interest expense was $2.8 million in the three months ended March 31, 2013, as compared to $2.0 million in the prior period. In the three months ended March 31, 2013, we booked interest expense of $1.9 million related to our convertible senior notes payable, $0.8 million related to our credit facility and $0.1 million related to the interest component of our Maui acquisition earn out payment. In the three months ended March 31, 2012, we booked interest expense of $2.0 million related to our convertible senior notes payable.

Provision (Benefit) for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $0.3 million, or an effective tax rate of (1.10%), for the three months ended March 31, 2013. During the comparable period in 2012, our income tax benefit was $5.2 million, or an effective tax rate of 24.5%.

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

Liquidity and Capital Resources

    As of March 31, 2013 we had working capital of $158.3 million, compared to $186.6 million as of December 31, 2012. The decrease was primarily attributable to seasonably low accounts receivable balances offset partially by lower accrued expenses and accounts payable balances.

    Operating activities used net cash of $5.7 million in the three months ended March 31, 2013, as compared to providing net cash of $6.1 million in the prior year period. Net cash was used primarily for prepaid expenses and accrued expenses.  Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 75 days as of March 31, 2013, comparable to 72 days as of March 31, 2012. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of March 31, 2013, we had cash and cash equivalents of $165.4 million.

    Our investing activities used net cash of $3.9 million in the three months ended March 31, 2013, as compared to $6.2 million in the prior year period, consisting primarily of cash paid for the purchase of office furniture and equipment and molds and tooling of $2.0 million used in the manufacture of our products and $2.2 million capital contribution to our Pacific Animation Partners joint venture. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 14% payable on net sales of such products. As of March 31, 2013, these agreements required future aggregate minimum guarantees of $68.6 million, exclusive of $31.7 million in advances already paid. Of this $68.6 million future minimum guarantee, $40.3 million is due over the next twelve months.

Our financing activities used net cash of $14.3 million in the three months ended March 31, 2013, as compared to $2.6 million in the prior year period, consisting primarily of cash paid for dividends to our shareholders of $1.5 million and cash paid to our credit facility borrowings of $12.8 million.

In October 2011, we acquired all of the stock of Moose Mountain Toymakers Limited, a Hong Kong company, and a related New Jersey company, Moose Mountain Marketing, Inc. (collectively, “Moose Mountain”).  The total initial consideration of $31.5 million consisted of $16.0 million in cash and the assumption of liabilities in the amount of $15.5 million, and resulted in goodwill of $13.5 million. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.3 million in cash over the three calendar years following the acquisition based upon the achievement of certain financial performance criteria.  The fair value of the expected earn-out was included in goodwill and assumed liabilities as of the acquisition date.  Moose Mountain is a leading designer and producer of foot to floor ride-ons, inflatable environments, wagons, pinball machines and tents and was included in our results of operations from the date of acquisition.

In July 2012, we acquired all of the stock of Maui, Inc., an Ohio corporation, Kessler Services, Inc., a Nevada corporation, and A.S. Design Limited, a Hong Kong corporation (collectively, “Maui”).  The initial cash consideration totaled $36.2 million.  In addition, we agreed to pay an earn-out of up to an aggregate amount of $18.0 million in cash over the three calendar years following the acquisition based upon the achievement of certain financial performance criteria, which has been accrued and recorded as goodwill as of the acquisition date.  All future changes to the earn-out liability will be charged to income.  Maui is a leading manufacturer and distributor of spring and summer activity toys and impulse toys and was included in our results of operations from the date of acquisition.

In September 2012, we acquired all of the stock of JKID, LTD., a United Kingdom corporation for an initial cash consideration of $1.1 million and deferred cash payments of $5.5 million payable in five semiannual payments of $1.1 million each. In addition, we agreed to pay an earn-out of up to an aggregate amount of $4.4 million in cash over the two year period of 2015 through 2016, based upon the achievement of certain financial performance criteria, which has been accrued and recorded as goodwill as of the acquisition date. We have not finalized our purchase price allocation for JKID and have engaged a third party to perform studies and valuations of the estimated fair value of assets and liabilities assumed. JKID is the developer of augmented reality technology that enhances the play patterns of toys and consumer products.

During the first quarter of 2011, an aggregate of $3.6 million of earn-out was paid in connection with the Tollytots and Kids Only acquisitions. During the first quarter of 2012, an aggregate of $1.7 million of earn-out was paid in connection with the Tollytots acquisition, in addition to a working capital adjustment of $0.7 million in connection with the Moose Mountain acquisition.

On September 27, 2012, we entered into a secured credit facility with Wells Fargo Bank, National Association (the “Loan Agreement”). The Loan Agreement provides for a $75.0 million working capital revolving credit facility. The amounts outstanding under the revolving credit facility are payable in full upon maturity of the credit facility on April 30, 2013. The credit facility is secured by a substantial amount of our assets. The amount outstanding on the credit facility at March 31, 2013 was $57.9 million; the total borrowing capacity was approximately $30.0 million based on applicable advance rates applied to our accounts receivable and inventory.

Our ability to borrow under the Loan Agreement is subject to its ongoing compliance with certain financial covenants, including that we (a) maintain and earn on a consolidated basis as of the last day of each fiscal quarter, for the rolling four quarter period ending on such date, consolidated Net Profit (as defined in the Loan Agreement) equal to or greater than $1 (one dollar); (b) maintain a ratio of consolidated total funded debt to consolidated EBITDA (the “consolidated leverage ratio”) of not greater than 3.00:1.0; and (c) maintain Liquidity (as defined in the Loan Agreement) of at least $100.0 million.

The Loan Agreement allows us to borrow under the credit facility at LIBOR or at a base rate, plus applicable margins based on the funded debt to EBITDA leverage ratio for the most recent twelve month rolling quarter end. Applicable margins vary between a 150 to 200 basis point spread over LIBOR and between a negative 50 to zero basis point spread on base rate loans. As of March 31, 2013, the rate on the credit facility was 3.25%. In addition, the credit facility has an unused line fee based on the unused amount of the credit facility, ranging from 12.5 to 25 basis points.

The Loan Agreement also contains customary events of default, including a cross default provision and a change of control provision. In the event of a default, all of our obligations under the Loan Agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.

As of March 31 2013, we were not in compliance with two of the three financial covenants under the Loan Agreement but were in compliance with all of the remaining covenants. At March 31, 2013, we had consolidated Net Profit of negative $34.4 million when it was required to have at least $1 and it had a consolidated leverage ratio of 35.02 when it was required to be not greater than 3.00. We met the third covenant of having at least $100.0 million of Liquidity by having $165.6 million of Liquidity. By Amendment to the Loan Agreement dated March 28, 2013, the Bank granted an over advance of up to $30.0 million of which $29.0 million was advanced on March 29, 2013.

In addition, the maturity date was changed to April 2, 2013, on which we paid off the credit facility in full. We are in the process of obtaining a replacement credit facility. If we are unable to obtain a replacement line of credit, our operations and growth prospects may be adversely affected, and we might need to seek additional equity or debt financing. There is no assurance that such alternative financing would be available on acceptable terms or at all. Furthermore, any equity financing could result in dilution to existing stockholders and any debt financing might include restrictive covenants that could impede our ability to effectively operate and grow its business in the future.

In November 2009, we sold an aggregate principal amount of $100.0 million of 4.50% Convertible Senior Notes (the “Notes”) due 2014. The Notes, which are senior unsecured obligations, pay interest semi-annually at a rate of 4.50% per annum and mature on November 1, 2014. The initial conversion rate was 63.2091 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment in certain circumstances. As a result of the cash dividend of $0.10 per share declared by the Board of Directors and paid October 3, 2011, January 2, 2012, April 2, 2012, July 2, 2012, October 1, 2012, and January 2, 2013 and of $0.07 per share declared by the Board paid April 1, 2013 and the above-market self-tender offer completed on July 5, 2012, the new conversion rate is 68.3831 shares of JAKKS common stock per $1,000 principal amount of notes (or approximately $14.62 per share). Prior to August 1, 2014, holders of the Notes may convert their Notes only upon specified events. Upon conversion, the Notes may be settled, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock. Holders of the Notes may require us to repurchase for cash all or some of their Notes upon the occurrence of a fundamental change (as defined in the Notes).

We believe that our cash flows from operations and cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. As of March 31, 2013 and December 31, 2012, we held cash and short term investments held by our foreign subsidiaries was $153.4 million and $176.1 million, respectively. Although a significant portion of our cash is held off-shore and is currently subject to a 25% repatriation tax, we intend to finance our long-term liquidity requirements out of net cash provided by operations and net cash and cash equivalents. As of March 31, 2013, we do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

In November 2009, we issued convertible senior notes payable of $100.0 million principal amount with a fixed interest rate of 4.50% per annum, which remain outstanding as of March 31, 2013. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates on this issuance.

Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility (see Note 5 - Credit Facility in the accompanying notes to the consolidated financial statements for additional information). Borrowings under the revolving credit facility bear interest at a variable rate based on Prime Lending Rate or LIBOR Rate at the option of the Company. For Prime Lending Rate loans, the interest rate is equal to the highest of (i) the daily weighted average federal funds rate on overnight transactions plus 1.5%, (ii) Wells Fargo’s prime rate or (iii) a one month LIBOR rate plus 1.5%. In each case, there is an additional margin ranging from negative 0.50% to nil, based on certain conditions. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.50% to 2.00%, based on certain conditions. Borrowings under the revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the three months ended March 31, 2013, the maximum amount borrowed under the Credit Facility was $70.7 million and the average amount of borrowings outstanding was $52.0 million. As of March 31, 2013, the amount of total borrowings outstanding under the revolving credit facility was $57.9 million. If the prevailing market interest rates relative to these borrowings increased by 10%, our interest expense during the period ended March 31, 2013 would have increased by less than $0.1 million.

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

We have experienced rapid growth in our product lines resulting in higher net sales over the last ten years, which was achieved through acquisitions of businesses, products and licenses. For example, revenues associated with companies we acquired since 2008 were approximately $282.6 million for the year ended December 31, 2012, and $38.8 million for the three months ended March 31, 2013, respectively, representing 42.4% and 49.8% of our total revenues for those periods. As a result, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

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

Our growth strategy depends, in part, upon our ability to acquire companies and new product lines. Revenues associated with our acquisitions since 2008 represented approximately 42.4% and 49.8% of our total revenues for the year ended December 31, 2012 and the three months ended March 31, 2013, respectively. Future acquisitions will succeed only if we can effectively assess characteristics of potential target companies and product lines, such as:

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

Our three largest customers accounted for 42.1% and 44.5% of our net sales for the year ended December 31, 2012 and the three months ended March 31, 2013, respectively. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory could also adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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

We sell products and operate facilities in numerous countries outside the United States. For the three months ended March 31, 2013 and the year ended December 31, 2012, sales to our international customers comprised approximately 21.4% and 19.8%, respectively, of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers, located principally in China, and are subject to the risks normally associated with international operations, including:

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

Earthquakes or other catastrophic events out of our control may damage our facilities or those of our contractors and adversely affect our results of operations.

We have significant operations near major earthquake faults, including our corporate headquarters and distribution center in Southern California. A catastrophic event where we have important operations, such as an earthquake, tsunami, flood, typhoon, fire, or other natural or manmade disaster, could disrupt our operations or those of our contractors and impair production or distribution of our products, damage inventory, interrupt critical functions, or otherwise affect its business negatively, adversely affecting our results of operations.

Failure to successfully implement new initiatives could have a significant adverse effect on our business, financial condition and results of operations.

JAKKS has announced, and in the future may announce, initiatives to reduce its costs, increase its efficiency, improve the execution of its core business, globalize and extend its brands, catch new trends, create new brands, and offer new innovative products, enhance product safety, develop people, improve productivity, simplify processes, maintain customer service levels, as well as initiatives designed to drive sales growth, and improve its supply chain. These initiatives involve investment of capital and complex decision-making as well as extensive and intensive execution, and the success of these initiatives is not assured. Failure to successfully implement any of these initiatives, or the failure of any of these initiatives to produce the results anticipated by management, could have a significant adverse effect on our business, financial condition, and results of operations. Significant investments have been made in our DreamPlay initiative, which, if we are not successful, could result in the significant write-down of such investments and adversely affect our results of operations.

Issues with products may lead to product liability, personal injury or property damage claims, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities that could divert resources, affect business operations, decrease sales, increase costs, and put JAKKS at a competitive disadvantage, any of which could have a significant adverse effect on JAKKS’s financial condition.

JAKKS has experienced, and may in the future experience, issues with products that may lead to product liability, personal injury or property damage claims, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities. Any of these activities could result in increased governmental scrutiny, harm to JAKKS’s reputation, reduced demand by consumers for its products, decreased willingness by retailer customers to purchase or provide marketing support for those products, adverse impacts on JAKKS’s ability to enter into licensing agreements for products on competitive terms, absence or increased cost of insurance, or additional safety and testing requirements. Such results could divert development and management resources, adversely affect JAKKS’s business operations, decrease sales, increase legal fees and other costs, and put JAKKS at a competitive disadvantage compared to other manufacturers not affected by similar issues with products, any of which could have a significant adverse effect on JAKKS’s financial condition.

* * * * * * * * * * * * * * * * *

If any of the risks and uncertainties described in the cautionary factors listed above actually occurs, JAKKS’s business, financial condition and results of operations could be significantly and adversely affected. The factors listed above are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors that could materially and adversely impact JAKKS’s business, financial condition and results of operations. Moreover, JAKKS operates in a very competitive and rapidly changing environment. New factors emerge from time to time, and it is not possible for management to predict the impact of all of these factors on JAKKS’s business, financial condition or results of operations, or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report on Form 10-K and any other public statement made by JAKKS or its representatives may turn out to be wrong. JAKKS expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

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

JAKKS PACIFIC, INC.

Date: May 10, 2013	By:	/s/ JOEL M. BENNETT
Joel M. Bennett
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Amended and Restated By-Laws of the Company(2)
4.3	Indenture, dated November 10, 2009, by and between the Registrant and Wells Fargo Bank, N.A. (3)
4.4	Form of 4.50% Senior Convertible Note (3)
4.5	Credit Agreement dated as of September 27, 2012 among Registrant and its US wholly-owned subsidiaries and Wells Fargo Bank, National Association (4)
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