Form 10-Q
period 2013-06-30
JAKKS PACIFIC INC
filed 2013-08-08
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the issuer’s common stock is 22,303,706 as of August 9, 2013.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
Quarter Ended June 30, 2013

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

Assets	December 31, 2012 (*)	June 30, 2013 (Unaudited)
Current assets
Cash and cash equivalents	$189,321	$69,717
Marketable securities	218	220
Accounts receivable, net of allowance for uncollectible accounts of $2,536 and $3,607, respectively	105,455	94,915
Inventory	59,690	56,674
Income tax receivable	24,008	24,008
Deferred income taxes	7,058	7,058
Prepaid expenses and other	20,306	27,571
Total current assets	406,056	280,163
Property and equipment
Office furniture and equipment	14,268	14,452
Molds and tooling	73,487	74,071
Leasehold improvements	7,044	7,049
Total	94,799	95,572
Less accumulated depreciation and amortization	78,973	80,616
Property and equipment, net	15,826	14,956
Intangibles	67,054	64,044
Other long term assets	4,584	3,068
Investment in DreamPlay LLC	7,000	7,000
Investment in joint venture	3,161	2,046
Goodwill, net	48,836	48,502
Trademarks, net	2,308	2,308
Total assets	$554,825	$422,087
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$37,793	$56,033
Accrued expenses	63,677	61,243
Reserve for sales returns and allowances	34,373	27,776
Income taxes payable	12,922	18,081
Short term debt	70,710	—
Total current liabilities	219,475	163,133
Convertible senior notes, net	94,918	96,283
Other liabilities	18,345	18,369
Income taxes payable	4,687	4,614
Deferred income taxes	10,180	10,180
Total liabilities	347,605	292,579
Commitments and Contingencies
Stockholders’ equity
Preferred shares, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 21,969,355 and 22,304,756 shares issued and outstanding, respectively	22	22
Additional paid-in capital	202,577	202,968
Retained earnings (accumulated deficit)	8,836	(68,683)
Accumulated other comprehensive loss	(4,215)	(4,799)
Total stockholders’ equity	207,220	129,508
Total liabilities and stockholders’ equity	$554,825	$422,087

(*) Derived from audited financial statements

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2012	2013	2012	2013

Net sales	$145,359	$106,232	$218,764	$184,301
Cost of sales	98,466	103,994	148,305	158,684
Gross profit	46,893	2,238	70,459	25,617
Selling, general and administrative expenses	46,786	46,526	89,762	93,750
Income (loss) from operations	107	(44,288)	(19,303)	(68,133)
Profit from video game joint venture	2,000	—	2,000	—
Equity in net loss of joint venture	(98)	(806)	(44)	(1,452)
Interest income	314	134	513	209
Interest expense, net of benefit	(2,035)	(2,058)	(4,070)	(4,904)
Income (loss) before provision (benefit) for income taxes	288	(47,018)	(20,904)	(74,280)
Provision (benefit) for income taxes	74	(145)	(5,118)	155
Net income (loss)	$214	$(46,873)	$(15,786)	$(74,435)
Earnings (loss) per share – basic	$0.01	$(2.14)	$(0.61)	$(3.40)
Earnings (loss) per share –diluted	$0.01	$(2.14)	$(0.61)	$(3.40)
Comprehensive income (loss)	$299	$(46,890)	$(15,753)	$(75,019)

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30, (Unaudited)
	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,786)	$(74,435)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	8,698	11,789
Share-based compensation expense	806	391
Loss on disposal of property and equipment	19	—
Deferred income taxes	(352)	—
Equity in net loss of joint venture	122	55
Changes in operating assets and liabilities:
Accounts receivable	(17,960)	10,540
Inventory	(13,779)	3,016
Prepaid expenses and other current assets	(2,273)	(6,264)
Income tax receivable	158	—
Accounts payable	39,579	18,240
Accrued expenses	(6,483)	(2,434)
Income taxes payable	5,261	5,086
Reserve for sales returns and allowances	(17,433)	(6,597)
Other liabilities	201	24
Total adjustments	(3,436)	33,846
Net cash used in operating activities	(19,222)	(40,589)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(7,579)	(5,909)
Change in other assets	(561)	(703)
Contribution to joint venture	(1,001)	601
Distribution from joint venture	320	458
Cash (paid) refunded for net assets of business acquired	(2,377)	334
Net purchase of marketable securities	(2)	(2)
Net cash used in investing activities	(11,200)	(5,221)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options and warrants exercised	101	—
Common stock surrendered	(103)	—
Repayment of credit facility borrowings	—	(70,710)
Dividends paid	(5,186)	(3,084)
Net cash used in financing activities	(5,188)	(73,794)
Net decrease in cash and cash equivalents	(35,610)	(119,604)
Cash and cash equivalents, beginning of period	257,258	189,321
Cash and cash equivalents, end of period	$221,648	$69,717
Cash paid (received) during the period for:
Income taxes	$(12,099)	$(4,945)
Interest	$2,250	$2,892

See Notes 9 and 10 for additional supplemental information to the condensed consolidated statements of cash flows.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2013

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group and Major Customers - (continued)

Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and six months ended June 30, 2012 and 2013 and as of December 31, 2012 and June 30, 2013 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013

Net Sales
Traditional Toys and Electronics	$72,027	$45,602	$113,605	$83,719
Role Play, Novelty and Seasonal Toys	73,332	60,630	105,159	100,582
	$145,359	$106,232	$218,764	$184,301

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013

Operating Income (loss)
Traditional Toys and Electronics	$(2,100)	$(19,877)	$(12,956)	$(32,999)
Role Play, Novelty and Seasonal Toys	2,207	(24,411)	(6,347)	(35,134)
	$107	$(44,288)	$(19,303)	$(68,133)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013

Depreciation and Amortization Expense
Traditional Toys and Electronics	$3,141	$3,204	$4,886	$4,997
Role Play, Novelty and Seasonal Toys	1,519	1,726	2,079	2,591
	$4,660	$4,930	$6,965	$7,588

	December 31,	June 30,
	2012	2013
Assets
Traditional Toys and Electronics	$309,940	$218,809
Role Play, Novelty and Seasonal Toys	244,885	203,278
	$554,825	$422,087

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group and Major Customers - (continued)

The following tables present information about the Company by geographic area as of December 31, 2012 and June 30, 2013 and for the three and six months ended June 30, 2012 and 2013 (in thousands):

	December 31, 2012	June 30, 2013
Long-lived Assets
China	$10,793	$10,740
United States	3,762	3,148
Hong Kong	1,271	1,068
	$15,826	$14,956

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Net Sales by Customer Area
United States	$115,841	$86,317	$179,712	$147,700
Europe	12,229	8,458	15,438	17,526
Canada	5,613	2,894	8,392	4,984
Hong Kong	876	1,447	1,105	2,657
Other	10,800	7,116	14,117	11,434
	$145,359	$106,232	$218,764	$184,301

Major Customers

Net sales to major customers for the three and six months ended June 30, 2012 and 2013 were as follows (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2013		2012		2013
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales

Target	$26,597	18.3%	$14,021	13.2%	$33,249	15.2%	$23,514	12.8%
Wal-Mart	16,167	11.1	16,049	15.1	32,293	14.8	34,231	18.6
Toys ‘R’ Us	10,732	7.4	10,431	9.8	21,307	9.7	17,483	9.5
	$53,496	36.8%	$40,501	38.1%	$86,849	39.7%	$75,228	40.9%

No other customer accounted for more than 10% of the Company’s total net sales.

At December 31, 2012 and June 30, 2013, the Company’s three largest customers accounted for approximately 42.1% and 41.2%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and warehouse costs, is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	December 31, 2012	June 30, 2013

Raw materials	$3,296	$2,056
Finished goods	56,394	54,618
	$59,690	$56,674

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

The Company’s reserve for sales returns and allowances amounted to $34.4 million as of December 31, 2012, compared to $27.8 million as of June 30, 2013. This decrease was primarily due to certain customers taking their year-end allowances related to 2012 sales during 2013.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Credit Facility

In September 2012, the Company and its domestic subsidiaries entered into a secured credit facility with Wells Fargo Bank, National Association (the “Loan Agreement”). The Loan Agreement provided for a $75.0 million working capital revolving credit facility. The amounts outstanding under the revolving credit facility were originally payable in full upon maturity of the credit facility on April 30, 2013.

By Amendment to the Loan Agreement dated March 28, 2013, the Bank granted the Company an over advance of up to $30.0 million over the borrowing capacity of which $29.0 million was advanced to the Company on March 29, 2013. In addition, the maturity date was changed to April 2, 2013, on which date the Company paid off the credit facility in full. The Company is in the process of obtaining a replacement credit facility or alternative financing. If the Company is unable to obtain a replacement line of credit or alternative financing, the Company's operations and growth prospects may be adversely affected, and the Company might need to seek additional equity or debt financing. There is no assurance that such alternative financing would be available on acceptable terms or at all. Furthermore, any equity financing could result in dilution to existing stockholders and any debt financing might include restrictive covenants that could impede the Company’s ability to effectively operate and grow its business in the future.  (See Note 17 – Subsequent Event for additional information on the financing alternative.)

Note 6 — Convertible Senior Notes

 In November 2009, the Company sold an aggregate of $100.0 million principal amount of 4.50% Convertible Senior Notes due 2014 (the “Notes”). The Notes, which are senior unsecured obligations of the Company, pay cash interest semi-annually at a rate of 4.50% per annum and will mature on November 1, 2014. The initial conversion rate was 63.2091 shares of JAKKS common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment under certain circumstances. As a result of the cash dividend of $0.10 per share declared by the Board of Directors paid October 3, 2011, January 3, 2012, April 2, 2012, July 2, 2012, October 1, 2012, and January 2, 2013 and of $0.07 per share declared by the Board paid April 1, 2013 and July 1, 2013 and the above-market self-tender offer in July 2012 (see Note 9 – Common Stock and Preferred Stock), the new conversion rate is 68.8564 shares of JAKKS common stock per $1,000 principal amount of notes (or approximately $14.52 per share). Prior to August 1, 2014, holders of the Notes may convert their Notes only upon the occurrence of specified events. Upon conversion, the Notes may be settled, at the Company’s election, in cash, shares of its common stock or a combination of cash and shares of its common stock. Holders of the Notes may require that the Company repurchase for cash all or some of their Notes upon the occurrence of a fundamental change (as defined).

 Accounting Standards Codification ("ASC") 470-20, “Debt with Conversion and Other Options,” requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. In accordance with ASC 470-20, the Company allocated $13.7 million of the $100.0 million principal amount of the Notes to the equity component, which represents a discount to the debt that is being amortized to interest expense through November 1, 2014. Interest expense associated with the amortization of the discount was $0.7 million for each of the three months ended June 30, 2012 and 2013 $1.4 million for each of the six months ending June 30, 2012 and 2013. The balance of the discount was $5.1 million and $3.7 million at December 31, 2012 and June 30, 2013, respectively. (See Note 17 – Subsequent Event for additional information on the Company’s Convertible Senior Notes.)

The fair value of the $100.0 million of convertible senior notes payable for the periods ending December 31, 2012, and June 30, 2013 was approxmiately $107.9 and $102.2 million, respectively, based upon the most recent quoted market price. The fair value of the $100.0 million convertible senior notes is considered to be a Level 1 measurement on the fair value hierarchy.

 Note 7 — Income Taxes

The Company’s income tax expense of $0.1 million for the three months ended June 30, 2012 reflects and effective tax rate of 25.7%. The Company’s income tax benefit of $0.1 million for the three months ended June 30, 2013 reflects an effective tax rate of (0.31%).

The Company’s income tax benefit of $5.1 million for the six months ended June 30, 2012 reflects an effective tax rate of (24.5%). Included in the tax benefit of $5.1 million is a discrete tax benefit of $0.4 million related to a reduction in tax reserves resulting from closed statutes of limitation. The Company’s income tax expense of $0.2 million for the six months ended June 30, 2013 reflects an effective tax rate of 0.21%.  Included in the tax expense of $0.2 million is a discrete tax benefit of $0.1 million related to a reduction in tax reserves resulting from closed statutes of limitation.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 —Earnings/Loss Per Share

The following table is a reconciliation of the weighted average shares used in the computation of loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,
	2012			2013
	Income	Weighted Average Shares	Per-Share	Loss	Weighted Average Shares	Per- Share
Earnings (loss) per share – basic
Net loss available to common stockholders	$214	25,765	$0.01	$(46,873)	21,920	$(2.14)
Effect of dilutive securities:
Convertible senior notes	—	—		—	—
Options and warrants	—	10		—	—
Unvested restricted stock grants	—	95		—	—
Earnings (loss) per share – diluted
Loss available to common stockholders plus assumed exercises and conversion	$214	25,870	$0.01	$(46,873)	21,920	$(2.14)

	Six Months Ended June 30,
	2012			2013
	Loss	Weighted Average Shares	Per-Share	Loss	Weighted Average Shares	Per- Share
Loss per share – basic
Net loss available to common stockholders	$(15,786)	25,766	$(0.61)	$(74,435)	21,921	$(3.40)
Effect of dilutive securities:
Convertible senior notes	—	—		—	—
Options and warrants	—	—		—	—
Unvested restricted stock grants	—	—		—	—
Loss per share – diluted
Income available to common stockholders plus assumed exercises and conversion	$(15,786)	25,766	$(0.61)	$(74,435)	21,921	$(3.40)

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of warrants, options and convertible debt to the extent they are dilutive). Common share equivalents that could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted loss per share, totaled approximately 119,644 and 1,914,197 for the three months ended June 30, 2012 and 2013, respectively. Common share equivalents that could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted loss per share, totaled approximately 130,165 and 1,634,644 for the six months ended June 30, 2012 and 2013, respectively.

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

Note 11 — Joint Ventures

The Company owned a fifty percent interest in a joint venture with THQ Inc. (“THQ”), which developed, published and distributed interactive entertainment software for the leading hardware game platforms in the home video game market. Pursuant to a Settlement Agreement and Mutual Release (the “Agreement”) dated December 22, 2009, the joint venture was terminated on December 31, 2009 and THQ was obligated to pay the Company fixed payments in the aggregate amount of $20.0 million, to be paid in installments of  $6.0 million on each of June 30, 2010 (payment received in June 2010) and 2011 (payment received in June 2011) and $4.0 million on each of June 30, 2012 and 2013.  Pursuant to an amendment to the Agreement, the 2012 installment is to be paid $2.0 million on June 20, 2012 (payment received in June 2012) and $1.0 million plus accrued interest of 5% per annum on each of August 30, 2012 (payment received in August 2012) and October 30, 2012 (payment received in October 2012) and the 2013 installment was to be paid in ten equal monthly non-interest bearing installments of $0.4 million commencing on February 28, 2013.  On December 19, 2012, THQ filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Court, and on January 24, 2013 the US Bankruptcy Court approved the sale of most of THQ’s assets to multiple buyers.  Given that the final payment received from THQ (in October 2012) was within 90 days of their filing for bankruptcy, the Company has not recognized this payment as revenue and has reserved the amount received pending the final settlement of THQ’s assets in accordance with bankruptcy law.

The Company owns a fifty percent interest in a joint venture (“Pacific Animation Partners”) with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company. The joint venture was created to develop and produce a boys’ animated television show, which it licenses worldwide for television broadcast as well as consumer products. The Company is producing and marketing toys based upon the television program under a license from the joint venture. The joint venture has also licensed certain other merchandising rights to third parties. The Company is responsible for fifty percent of the operating expenses of the joint venture and thirty-one percent of the production costs of the television show. The joint venture completed and delivered 26 episodes of the first season of the show, which began airing in February 2012. The joint venture has also delivered 26 episodes of the 2nd season of the show, which began airing in April 2013. Production on an additional 13 episodes has commenced and is planned to be completed and delivered by late fall 2013. The Company is responsible for production costs in the aggregate amount of approximately $5.7 million, of which $1.4 million and $1.6 million were paid in 2012 and 2013, respectively. The Company’s investment is being accounted for using the equity method. For the three months ended June 30, 2012 and 2013, the Company recognized a loss from joint venture of $97,941 and a loss of $805,489, respectively. For six months ended June 30, 2012 and June 30, 2013 the Company recognized a loss from the joint venture of $44,202 and a loss of $1.45 million, respectively, including producer fees and royalty income from the joint venture in the amount of $77,638 and $337,642 for the six months ended June 30, 2012 and 2013, respectively.

 As of December 31, 2012 and June 30, 2013, the balance of the investment in the Pacific Animation Partners joint venture includes the following components (in thousands):

	December 31,	June 30,
	2012	2013
Capital Contributions, net of distributions	$3,420	$5,204
Equity in cumulative net loss	(259)	(3,158)
Investment in joint venture	$3,161	$2,046

 In September 2012, the Company entered into a joint venture (“DreamPlay Toys”) with NantWorks LLC (“NantWorks”) in which it owns a fifty percent interest. Pursuant to the operating agreement of  DreamPlay Toys, the Company paid to NantWorks cash in the amount of $8.0 million and issued NantWorks a warrant to purchase 1.5 million shares of the Company’s common stock at a value of $7.0 million in exchange for the exclusive right to arrange for the provision of the NantWorks recognition technology platform for toy products. The Company has classified these rights as an intangible asset and will amortize the asset over the anticipated revenue stream from the exploitation of these rights. The joint venture entered into a Toy Services Agreement with an initial term of three years expiring on October 1, 2015 and a renewal period at the option of the Company expiring October 1, 2018, subject to the achievement of certain financial targets, to develop and produce toys utilizing recognition technologies owned by NantWorks. Pursuant to the terms of the Toy Services Agreement, NantWorks is entitled to receive a preferred return based upon net sales of DreamPlay Toys product sales and third-party license fees. The Company retains the financial risk of the joint venture and is responsible for the day-to-day operations, including development, sales and distribution, for which it is entitled to receive any remaining profit or is responsible for any losses, and the results of operations of the joint venture will be consolidated with the Company’s results. Sales of DreamPlay Toys products is expected to commence in the third quarter of 2013.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12 — Goodwill

The changes to the carrying amount of goodwill for the six months ended June 30, 2013 are as follows (in thousands):

	Traditional Toys and Electronics	Role Play, Novelty and Seasonal Toys	Total
Balance at beginning of the period	$29,225	$19,611	$48,836
Adjustments to goodwill	(334)	—	(334)
Balance, June 30, 2013	$28,891	$19,611	$48,502

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If step one indicates that an impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. There was no goodwill impairment during the periods ended June 30, 2012 and 2013.

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

		December 31, 2012			June 30, 2013
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)

Amortized Intangible Assets:
Licenses	4.96	$91,488	$(77,844)	$13,644	$91,488	$(79,240)	$12,248
Product lines	5.84	66,594	(19,561)	47,033	66,594	(20,314)	46,280
Customer relationships	5.21	9,347	(5,903)	3,444	9,347	(6,444)	2,903
Trade names	5.00	3,000	(250)	2,750	3,000	(550)	2,450
Non-compete/Employment contracts	3.90	3,333	(3,150)	183	3,333	(3,170)	163
Total amortized intangible assets		173,762	(106,708)	67,054	173,762	(109,718)	64,044
Deferred Costs:
Debt issuance costs	2.79	4,224	(2,609)	1,615	4,224	(3,243)	981
Unamortized Intangible Assets:
Trademarks		2,308	―	2,308	2,308	―	2,308
Total Intangible Assets:		$180,294	$(109,317)	$70,977	$180,294	$(112,961)	$67,333

Amortization expense related to limited life intangible assets and debt offering costs was $1.7 million and $2.2 million for the three months ended June 30, 2012 and 2013, respectively, and $2.4 million and $3.6 million for the six months ended June 30, 2012 and 2013, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14 — Comprehensive Income (Loss)

The table below presents the components of the Company’s comprehensive income (loss) for the three and six months ended June 30, 2012 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Net Income (loss)	$214	$(46,873)	$(15,786)	$(74,435)
Other comprehensive income (loss):
Foreign currency translation adjustment	85	(17)	33	(584)
Comprehensive income (loss)	$299	$(46,890)	$(15,753)	$(75,019)

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

The following table summarizes the total share-based compensation expense and related tax benefits recognized for the three and six months ended June 30, 2012 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Restricted stock compensation expense	$468	$183	$806	$391
Tax benefit related to restricted stock compensation	$177	$53	$304	$132

Stock option activity pursuant to the Plan for the six months ended June 30, 2013 is summarized as follows:

	Plan Stock Options
	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2012	134,644	$19.82
Granted	―	―
Exercised	―	―
Cancelled	―	―
Outstanding, June 30, 2013	134,644	19.82

Restricted stock award activity pursuant to the Plan for the three months ended June 30, 2013 is summarized as follows:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Price

Outstanding, December 31, 2012	95,315	$16.75
Awarded	339,770	12.52
Released	41,706	14.78
Forfeited	7,490	13.67
Outstanding, June 30, 2013	385,889	13.30

Non-Employee Stock Warrants

In September 2012, the Company granted 1,500,000 stock warrants with an exercise price of $16.28 per share and a five year term to a third party as partial consideration for the exclusive right to use certain recognition technology in connection with our toy products. The exercise price of the warrants is equal to the volume-weighted average price of our common stock over the five trading days preceding the date of grant. All warrants vested upon grant and are exercisable over the term of the warrants.

At December 31, 2012 and June 30, 2013, the Company had 1,500,000 stock warrants outstanding with an exercise price of $16.28 per share and an expiration date of September 12, 2017.

We measure the fair value of our warrants granted on the measurement date. The fair value of the 2012 stock warrant is capitalized as an intangible asset and will be amortized to expense in our consolidated statements of operations when the related product is released and the related net sales are recognized, which is expected to be in the third quarter of 2013. For the three and six months ended June 30, 2012 and 2013 there was no amortization expense related to the warrants.

Note 17 — Subsequent Event

            On July 24, 2013, the Company sold an aggregate of $100.0 million principal amount of 4.25% Convertible Senior Notes due 2018 (the “2018 Notes”).  The 2018 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on August 1 and February 1 of each year at a rate of 4.25% per annum and will mature on August 1, 2018.  The initial conversion rate for the 2018 Notes will be 114.3674 shares of our common per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.74 per share of common stock, subject to adjustment in certain events.  Holders of the 2018 Notes may convert their notes upon the occurrence of specified events.  Upon conversion, the 2018 Notes will be settled in shares of the Company’s common stock.  The Company also granted the initial purchaser of the 2018 Notes a 30-day option to purchase up to an additional $15.0 million in principal amount of additional notes to cover over-allotments if any.  The Company used $61.0 million of the approximate $95.9 million in net proceeds from the offering to repurchase at par $61.0 million principal amount of its 4.50% Convertible Senior Notes due 2014.  (See Note 6- Convertible Senior Notes)  The remainder of the net proceeds will be used for general corporate purposes.

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

Goodwill, Trademarks (net) and Intangible assets amounted to $114.9 million as of June 30, 2013 and $118.2 million as of December 31, 2012.

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

Discrete Items for Income Taxes. A discrete tax benefit of $0.1 million related to a reduction in tax reserves resulting from closed statutes of limitation was recognized during the six months ended June 30, 2013.  During this same period in 2012, we recognized a discrete tax benefit of $0.4 million related to a reduction in tax reserves resulting from closed statutes of limitation.

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

 We accrue a tax reserve for additional income taxes, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of June 30, 2013, our income tax reserves were approximately $4.6 million and relate to the potential income tax audit adjustments, primarily in the areas of fixed asset depreciation in Hong Kong and ongoing state audits. As of December 31, 2012, our income tax reserves were approximately $4.7 million and related to the potential income tax audit adjustments, primarily in the areas of income allocation, foreign depreciation allowances and state taxes.

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

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.7	97.9	67.8	86.1
Gross profit	32.3	2.1	32.2	13.9
Selling, general and administrative expenses	32.2	43.8	41.0	50.9
Income (loss) from operations	0.1	(41.7)	(8.8)	(37.0)
Profit from video game joint venture	1.4	—	0.9	—
Equity in net loss of joint venture	(0.1)	(0.7)	―	(0.8)
Interest income	0.2	0.1	0.2	0.1
Interest expense, net of benefit	(1.4)	(1.9)	(1.9)	(2.7)
Income (loss) before provision for income taxes	0.2	(44.2)	(9.6)	(40.4)
Provision (benefit) for income taxes	0.1	(0.1)	(2.3)	0.1
Net Income (loss)	0.1%	(44.1)%	(7.3)%	(40.5)%

The following unaudited table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013

Net Sales
Traditional Toys and Electronics	$72,027	$45,602	$113,605	$83,719
Role Play, Novelty and Seasonal Toys	73,332	60,630	105,159	100,582
	145,359	106,232	218,764	184,301
Cost of Sales
Traditional Toys and Electronics	47,915	51,504	75,220	78,370
Role Play, Novelty and Seasonal Toys	50,551	52,490	73,085	80,314
	98,466	103,994	148,305	158,684
Gross Profit
Traditional Toys and Electronics	24,112	(5,902)	38,385	5,349
Role Play, Novelty and Seasonal Toys	27,781	8,140	32,074	20,268
	$46,893	$2,238	$70,459	$25,617

Comparison of the Three Months Ended June 30, 2013 and 2012

Net Sales

Traditional Toys and Electronics. Net sales of our Traditional Toys and Electronics segment were $45.6 million for the three months ended June 30, 2013, compared to $72.0 million for the prior year period, representing a decrease of $26.4 million, or 36.7%. The decrease in net sales was primarily due to the tapering off of sales of action figures based on the animation series Monsuno®, Winx Club® dolls, unit sales of Spy Net® and electronics based on the Plug it in and Play TV Games®  brand.

Role Play, Novelty and Seasonal Toys. Net sales of our Role Play, Novelty and Seasonal Toys were $60.6 million for the three months ended June 30, 2013, compared to $73.3 million for the prior year period, representing a decrease of $12.7 million, or 17.3%. The decrease in net sales was primarily due to the timing of unit sales of Halloween costumes and accessories between the second and first quarters of the year.

Cost of Sales

Traditional Toys and Electronics. Cost of sales of our Traditional Toys and Electronics segment was $51.5 million, or 112.9% of related net sales, for the three months ended June 30, 2013, compared to $47.9 million, or 66.5% of related net sales, for the prior year period, representing an increase of $3.6 million, or 7.5%. The dollar increase in cost of sales consisted of a royalty expense increase of $7.0 million which is mainly due to the write down of minimum guarantees that are not expected to be earned in the future. Our depreciation of molds and tools for the segment was comparable year over year.  Product costs increased as a percentage of sales due to closeout sales and increased reserves on excess inventory.

Role Play, Novelty and Seasonal Toys. Cost of sales of our Role Play, Novelty and Seasonal Toys segment was $52.5 million, or 86.6% of related net sales, for the three months ended June 30, 2013, compared to $50.6 million, or 69.0% of related net sales, for the prior year period, representing an increase of $1.9 million, or 3.8%. The dollar increase in cost of sales consisted of a royalty expense increase of $2.9 million which is mainly due to the write down of minimum guarantees that are not expected to be earned in the future. Our depreciation of molds and tools for the segment was comparable year over year.  Product costs increased as a percentage of sales due to closeout sales and increased reserves on excess inventory.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $46.5 million for the three months ended June 30, 2013 and $46.8 million for the prior year period, constituting 43.8% and 32.2% of net sales, respectively. Selling, general and administrative expenses decreased $0.3 million from the prior year period, primarily due to decreases in legal and financial advising fees related to the unsolicited indication of interest to acquire the Company ($1.7 million), legal expenses ($0.5 million), foreign currency exchange gains ($1.3 million), product development ($0.5 million), board fees ($0.1 million) and direct selling expenses ($2.8 million), offset in part by increases in employee salaries and benefits ($2.3 million), bad debt expense ($1.0 million), rent expense ($1.0 million) and other expenses which include the write down of molds and tools ($2.3 million).

Equity in Net Loss of Joint Venture

Operations of the animated television show joint venture commenced in the fourth quarter of 2010. We recognized a loss of $0.8 million for the three months ended June 30, 2013, and a loss of $0.1 million for the prior year period.

Interest Income

Interest income for the three months ended June 30, 2013 was $0.1 million, compared to $0.3 million for the three months ended June 30, 2012.

Interest Expense

Interest expense was $2.1 million in the three months ended June 30, 2013, as compared to $2.0 million in the prior period. In the three months ended June 30, 2013, we booked interest expense of $2.0 million related to our convertible senior notes payable and $0.1 million related to our credit facility. In the three months ended June 30, 2012, we booked interest expense of $2.0 million related to our convertible senior notes payable.

Provision (Benefit) for Income Taxes

Our income tax benefit, which includes federal, state and foreign income taxes and discrete items, was $0.1 million, or an effective tax rate of (0.31%), for the three months ended June 30, 2013. During the comparable period in 2012, our income tax expense was $0.1 million, or an effective tax rate of 25.7%.

Comparison of the Six Months Ended June 30, 2013 and 2012

Net Sales

Traditional Toys and Electronics. Net sales of our Traditional Toys and Electronics segment were $83.7 million for the six months ended June 30, 2013, compared to $113.6 million for the prior year period, representing a decrease of $29.9 million, or 26.3%. The decrease in net sales was primarily due to the tapering off of sales of action figures based on the animation series Monsuno®, Winx Club® dolls, unit sales of Spy Net® and electronics based on the Plug it in and Play TV Games®  brand.

Role Play, Novelty and Seasonal Toys. Net sales of our Role Play, Novelty and Seasonal Toys were $100.6 million for the six months ended June 30, 2013, compared to $105.2 million for the prior year period, representing a decrease of $4.6 million, or 4.4%. The decrease in net sales was primarily due to and decreases in unit sales of our Disney Princess® dress up and role play items and also due to the timing of unit sales of our Halloween costumes and accessories between the second and third quarter of the year. This was offset in part by sales contribution of our recently acquired Maui Toys division.

Cost of Sales

Traditional Toys and Electronics. Cost of sales of our Traditional Toys and Electronics segment was $78.4 million, or 93.6% of related net sales, for the six months ended June 30, 2013, compared to $75.2 million, or 66.2% of related net sales, for the prior year period, representing an increase of $3.2 million, or 4.3%. The dollar decrease in cost of sales consisted of a royalty expense increase of $5.9 million which is mainly due to the write down of minimum guarantees that are not expected to be earned in the future. Our depreciation of molds and tools for the segment was comparable year over year.  Product costs increased as a percentage of sales due to closeout sales and increased reserves on excess inventory.

Role Play, Novelty and Seasonal Toys. Cost of sales of our Role Play, Novelty and Seasonal Toys segment was $80.3 million, or 79.8% of related net sales, for the six months ended June 30, 2013, compared to $73.1 million, or 69.5% of related net sales, for the prior year period, representing an increase of $7.2 million, or 9.8%. The dollar decrease in cost of sales consisted of a royalty expense increase of $2.9 million which is mainly due to the write down of minimum guarantees that are not expected to be earned in the future. Our depreciation of molds and tools for the segment was comparable year over year.  Product costs increased as a percentage of sales due to closeout sales and increased reserves on excess inventory.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $93.8 million for the six months ended June 30, 2013 and $89.8 million for the prior year period, constituting 50.9% and 41.0% of net sales, respectively. Selling, general and administrative expenses increased $4.0 million from the prior year period, primarily due to increases in bad debt expenses ($2.2 million), rent expense ($1.4 million) intangible amortization expense ($1.0 million), other expenses which include the write down of molds and tools ($2.4 million) and employee salaries and benefits ($1.5 million), offset by decreases in direct selling expenses ($1.8 million), legal and financial advising fees related to the unsolicited indication of interest to acquire the Company ($2.3 million), and restricted stock compensation ($0.4 million).

Equity in Net Loss of Joint Venture

Operations of the animated television show joint venture commenced in the fourth quarter of 2010. We recognized a loss of $1.5 million for the six months ended June 30, 2013, and nominal net loss for the prior year period.

Interest Income

Interest income for the six months ended June 30, 2013 was $0.2 million, compared to $0.5 million for the six months ended June 30, 2012.

Interest Expense

Interest expense was $4.9 million in the six months ended June 30, 2013, as compared to $4.1 million in the prior period. In the six months ended June 30, 2013, we booked interest expense of $4.0 million related to our convertible senior notes payable and $0.9 million related to our credit facility. In the six months ended June 30, 2012, we booked interest expense of $2.0 million related to our convertible senior notes payable.

Provision (Benefit) for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $0.2 million, or an effective tax rate of 0.21%, for the six months ended June 30, 2013. During the comparable period in 2012, our income tax benefit was $5.1 million, or an effective tax rate of (24.5%).

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

Liquidity and Capital Resources

    As of June 30, 2013 we had working capital of $117.0 million, compared to $186.6 million as of December 31, 2012. The decrease was primarily attributable to seasonably low accounts receivable balances offset partially by lower accrued expenses and accounts payable balances.

    Operating activities used net cash of $40.6 million in the six months ended June 30, 2013, as compared to providing net cash of $19.2 million in the prior year period. Net cash was used primarily for prepaid expenses, accrued expenses and reserves for sales returns and allowances.  Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 81 days as of June 30, 2013, comparable to 76 days as of June 30, 2012. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of June 30, 2013, we had cash and cash equivalents of $69.7 million.

    Our investing activities used net cash of $5.2 million in the six months ended June 30, 2013, as compared to $11.2 million in the prior year period, consisting primarily of cash paid for the purchase of office furniture and equipment and molds and tooling of $5.9 million used in the manufacture of our products. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 14% payable on net sales of such products. As of June 30, 2013, these agreements required future aggregate minimum guarantees of $70.2 million, exclusive of $26.4 million in advances already paid. Of this $70.2 million future minimum guarantee, $40.2 million is due over the next twelve months.

Our financing activities used net cash of $73.8 million in the six months ended June 30, 2013, as compared to $5.2 million in the prior year period, consisting primarily of cash paid for dividends to our shareholders of $3.1 million and cash paid to our credit facility borrowings of $70.7 million.

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

In September 2012, we entered into a secured credit facility with Wells Fargo Bank, National Association (the “Loan Agreement”). The Loan Agreement provided for a $75.0 million working capital revolving credit facility. The amounts outstanding under the revolving credit facility were originally payable in full upon maturity of the credit facility on April 30, 2013.

By Amendment to the Loan Agreement dated March 28, 2013, the Bank granted an over advance of up to $30.0 million of which $29.0 million was advanced on March 29, 2013.

In addition, the maturity date was changed to April 2, 2013, on which we paid off the credit facility in full. We are in the process of obtaining a replacement credit facility or alternative financing. If we are unable to obtain a replacement line of credit or alternative financing, our operations and growth prospects may be adversely affected, and we might need to seek additional equity or debt financing. There is no assurance that such alternative financing would be available on acceptable terms or at all. Furthermore, any equity financing could result in dilution to existing stockholders and any debt financing might include restrictive covenants that could impede our ability to effectively operate and grow its business in the future.

In November 2009, we sold an aggregate principal amount of $100.0 million of 4.50% Convertible Senior Notes (the “Notes”) due 2014. The Notes, which are senior unsecured obligations, pay interest semi-annually at a rate of 4.50% per annum and mature on November 1, 2014. The initial conversion rate was 63.2091 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment in certain circumstances. As a result of the cash dividend of $0.10 per share declared by the Board of Directors and paid October 3, 2011, January 2, 2012, April 2, 2012, July 2, 2012, October 1, 2012 and January 2, 2013 and of $0.07 per share declared by the Board paid April 1, 2013 and July 1, 2013 and the above-market self-tender offer completed on July 5, 2012, the new conversion rate is 68.8564 shares of JAKKS common stock per $1,000 principal amount of notes (or approximately $14.52 per share). Prior to August 1, 2014, holders of the Notes may convert their Notes only upon specified events. Upon conversion, the Notes may be settled, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock. Holders of the Notes may require us to repurchase for cash all or some of their Notes upon the occurrence of a fundamental change (as defined in the Notes).

On July 24, 2013, we sold an aggregate of $100.0 million principal amount of 4.25% Convertible Senior Notes due 2018 (the “2018 Notes”). The 2018 Notes, which are senior unsecured obligations, pay interest semi-annually in arrears on August 1 and February 1 of each year at a rate of 4.25% per annum and will mature on August 1, 2018. The initial conversion rate for the 2018 Notes will be 114.3674 shares of our common per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.74 per share of common stock, subject to adjustment in certain events. Holders of the 2018 Notes may convert their notes upon the occurrence of specified events. Upon conversion, the 2018 Notes will be settled in shares of the Company’s common stock. We also granted the initial purchaser of the 2018 Notes a 30-day option to purchase up to an additional $15.0 million in principal amount of additional notes to cover over-allotments if any. We used $61.0 million of the approximate $95.9 million in net proceeds from the offering to repurchase at par $61.0 million principal amount of its 4.50% Convertible Senior Notes due 2014. The remainder of the net proceeds will be used for general corporate purposes.

We believe that our cash flows from operations and cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. As of June 30, 2013 and December 31, 2012, we held cash and short term investments held by our foreign subsidiaries was $60.0 million and $176.1 million, respectively. Although a significant portion of our cash is held off-shore and amounts repatriated in excess of approximately $62.0 million are currently subject to a 25% repatriation tax, we intend to finance our long-term liquidity requirements out of net cash provided by operations and net cash and cash equivalents. As of June 30, 2013, we do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

In November 2009, we issued convertible senior notes payable of $100.0 million principal amount with a fixed interest rate of 4.50% per annum, which remain outstanding as of June 30, 2013.  We have no other interest-bearing debt outstanding.  Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates on this issuance.

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

We have experienced rapid growth in our product lines resulting in higher net sales over the last ten years, which was achieved through acquisitions of businesses, products and licenses. For example, revenues associated with companies we acquired since 2008 were approximately $282.6 million for the year ended December 31, 2012, and $94.3 million for the six months ended June 30, 2013, respectively, representing 42.4% and 51.2% of our total revenues for those periods. As a result, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

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

Our growth strategy depends, in part, upon our ability to acquire companies and new product lines. Revenues associated with our acquisitions since 2008 represented approximately 42.4% and 51.2% of our total revenues for the year ended December 31, 2012 and the six months ended June 30, 2013, respectively. Future acquisitions will succeed only if we can effectively assess characteristics of potential target companies and product lines, such as:

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

Our three largest customers accounted for 42.1% and 40.9% of our net sales for the year ended December 31, 2012 and the six months ended June 30, 2013, respectively. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory could also adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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

We sell products and operate facilities in numerous countries outside the United States. For the six months ended June 30, 2013 and the year ended December 31, 2012, sales to our international customers comprised approximately 19.9% and 19.8%, respectively, of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers, located principally in China, and are subject to the risks normally associated with international operations, including:

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

JAKKS PACIFIC, INC.

Date: August 9, 2013	By:	/s/ JOEL M. BENNETT
Joel M. Bennett
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Amended and Restated By-Laws of the Company(2)
4.3	Indenture, dated November 10, 2009, by and between the Registrant and Wells Fargo Bank, N.A. (3)
4.4	Form of 4.50% Senior Convertible Note (3)
4.5	Credit Agreement dated as of September 27, 2012 among Registrant and its US wholly-owned subsidiaries and Wells Fargo Bank, National Association (4)
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