Form 10-Q/A
period 2013-06-30
JAKKS PACIFIC INC
filed 2013-08-13
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

By Amendment to the Loan Agreement dated March 28, 2013, the Bank granted the Company an over advance of up to $30.0 million over the borrowing capacity of which $29.0 million was advanced to the Company on March 29, 2013. In addition, the maturity date was changed to April 2, 2013, on which date the Company paid off the credit facility in full. The Company is in the process of obtaining a replacement credit facility or alternative financing. If the Company is unable to obtain a replacement line of credit or alternative financing, the Company's operations and growth prospects may be adversely affected, and the Company might need to seek additional equity or debt financing. There is no assurance that such alternative financing would be available on acceptable terms or at all. Furthermore, any equity financing could result in dilution to existing stockholders and any debt financing might include restrictive covenants that could impede the Company’s ability to effectively operate and grow its business in the future.  (See Note 17 – Subsequent Event, for additional information on the financing alternative.)

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

 Accounting Standards Codification ("ASC") 470-20, “Debt with Conversion and Other Options,” requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. In accordance with ASC 470-20, the Company allocated $13.7 million of the $100.0 million principal amount of the Notes to the equity component, which represents a discount to the debt that is being amortized to interest expense through November 1, 2014. Interest expense associated with the amortization of the discount was $0.7 million for each of the three months ended June 30, 2012 and 2013 $1.4 million for each of the six months ending June 30, 2012 and 2013. The balance of the discount was $5.1 million and $3.7 million at December 31, 2012 and June 30, 2013, respectively. (See Note 17 – Subsequent Events for additional information on the Company’s Convertible Senior Notes.)

The fair value of the $100.0 million of convertible senior notes payable for the periods ending December 31, 2012, and June 30, 2013 was approximately $107.9 and $102.2 million, respectively, based upon the most recent quoted market price. The fair value of the $100.0 million convertible senior notes is considered to be a Level 1 measurement on the fair value hierarchy.

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

 In September 2012, the Company entered into a joint venture (“DreamPlay Toys”) with NantWorks LLC (“NantWorks”) in which it owns a fifty percent interest. Pursuant to the operating agreement of  DreamPlay Toys, the Company paid to NantWorks cash in the amount of $8.0 million and issued NantWorks a warrant to purchase 1.5 million shares of the Company’s common stock at a value of $7.0 million in exchange for the exclusive right to arrange for the provision of the NantWorks recognition technology platform for toy products. The Company has classified these rights as an intangible asset and will amortize the asset over the anticipated revenue stream from the exploitation of these rights. The joint venture entered into a Toy Services Agreement with an initial term of three years expiring on October 1, 2015 and a renewal period at the option of the Company expiring October 1, 2018, subject to the achievement of certain financial targets, to develop and produce toys utilizing recognition technologies owned by NantWorks. Pursuant to the terms of the Toy Services Agreement, NantWorks is entitled to receive a preferred return based upon net sales of DreamPlay Toys product sales and third-party license fees. The Company retains the financial risk of the joint venture and is responsible for the day-to-day operations, including development, sales and distribution, for which it is entitled to receive any remaining profit or is responsible for any losses, and the results of operations of the joint venture will be consolidated with the Company’s results. Sales of DreamPlay Toys products are expected to commence in the third quarter of 2013.

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

Note 15 — Litigation

The Company is a party to, and certain of its property is the subject of, various pending claims and legal proceedings that routinely arise in the ordinary course of its business. The Company does not believe that any of these claims or proceedings will have a material effect on its business, financial condition or results of operations. See Note 17 - Subsequent Events, for disclosure with respect to recently filed Class Actions.

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

Note 17 — Subsequent Events

On July 24, 2013, the Company sold an aggregate of $100.0 million principal amount of 4.25% Convertible Senior Notes due 2018 (the “2018 Notes”).  The 2018 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on August 1 and February 1 of each year at a rate of 4.25% per annum and will mature on August 1, 2018.  The initial conversion rate for the 2018 Notes will be 114.3674 shares of our common per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.74 per share of common stock, subject to adjustment in certain events.  Holders of the 2018 Notes may convert their notes upon the occurrence of specified events.  Upon conversion, the 2018 Notes will be settled in shares of the Company’s common stock.  The Company also granted the initial purchaser of the 2018 Notes a 30-day option to purchase up to an additional $15.0 million in principal amount of additional notes to cover over-allotments if any.  The Company used $61.0 million of the approximate $95.9 million in net proceeds from the offering to repurchase at par $61.0 million principal amount of its 4.50% Convertible Senior Notes due 2014.  (See Note 6 - Convertible Senior Notes)  The remainder of the net proceeds will be used for general corporate purposes.

In or about the end of July 2013 several purported class action lawsuits were filed in the United States District Court for the Central District of California: (1) Melot v. JAKKS PACIFIC, INC. et al, Case No. CV13-05388 (JAK) (filed on July 25, 2013); and (2) Dylewicz v. JAKKS PACIFIC, INC. et al, Case No. CV13-5487 (OON) (filed on July 30, 2013) (the “Class Actions”).  The complaints in the Class Actions allege that the Company made earlier false and/or misleading statements concerning the extent of the negative impact that the shift in children’s preference for electronic devices was having on sales of the Company’s more traditional toys; the extent of the negative impact from poor sales of various of the Company’s licensed products; and/or that the Company’s financial statements were materially false and misleading.  The Class Periods are respectively February 21- July 17,2013 and July 17, 2012 –July 17, 2013.  The Class Actions seek compensatory and other damages in an undisclosed amount, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by each of the defendants (namely the Company and Messrs. Berman and Bennett), and violations of Section 20(a) of the Exchange Act by Messrs. Berman and Bennett.  We believe that the claims in the Class Actions are without merit and we intend to defend vigorously against them.  However, because these actions are in their preliminary stage, we cannot assure you as to the outcome of the actions and we cannot estimate the range of our potential losses.

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
The decrease in net sales was due to a variety of factors, including decreased orders from several retailers, and the tapering off of sales of action figures based on the animation series Monsuno®, Winx Club® dolls, unit sales of Spy Net® and electronics based on the Plug it in and Play TV Games® brand, and unusually cool weather that affected seasonal toy sales leading to more aggressive markdowns at retail as shelves are cleared for back-to-school products.

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
The decrease in net sales was due to a variety of factors, including decreased orders from several retailers,the tapering off of sales of action figures based on the animation series Monsuno®, Winx Club® dolls, unit sales of Spy Net® and electronics based on the Plug it in and Play TV Games® brand, and unusually cool weather that affected seasonal toy sales leading to more aggressive markdowns at retail as shelves are cleared for back-to-school products.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to, and certain of our property is the subject of, various pending claims and legal proceedings that routinely arise in the ordinary course of our business, but we do not believe that any of these claims or proceedings will have a material effect on our business, financial condition or results of operations.  See Note 17- Subsequent Events, to the Notes to Condensed Consolidated Financial Statements for disclosure with respect to recently filed Class Actions.

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

* * * * * * * * * * * * * * * * *

If any of the risks and uncertainties described in the cautionary factors listed above actually occurs, JAKKS’s business, financial condition and results of operations could be significantly and adversely affected. The factors listed above are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors that could materially and adversely impact JAKKS’s business, financial condition and results of operations. For example, see Note 17 - Subsequent Events, to the Notes to Condensed Consolidated Financial Statements for disclosure with respect to recently filed Class Actions. Moreover, JAKKS operates in a very competitive and rapidly changing environment. New factors emerge from time to time, and it is not possible for management to predict the impact of all of these factors on JAKKS’s business, financial condition or results of operations, or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report on Form 10-K and any other public statement made by JAKKS or its representatives may turn out to be wrong. JAKKS expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

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

JAKKS PACIFIC, INC.

Date: August 12, 2013	By:	/s/ JOEL M. BENNETT
Joel M. Bennett
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Amended and Restated By-Laws of the Company(2)
4.3	Indenture, dated November 10, 2009, by and between the Registrant and Wells Fargo Bank, N.A. (3)
4.4	Form of 4.50% Senior Convertible Note (3)
4.5	Credit Agreement dated as of September 27, 2012 among Registrant and its US wholly-owned subsidiaries and Wells Fargo Bank, National Association (4)
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