Form 10-Q
period 2013-09-30
JAKKS PACIFIC INC
filed 2013-11-08
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the issuer’s common stock is 22,303,706 as of November 7, 2013.

 JAKKS PACIFIC, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
Quarter Ended September 30, 2013

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

Assets	December 31, 2012 (*)	September 30, 2013 (Unaudited)
Current assets
Cash and cash equivalents	$189,321	$51,519
Marketable securities	218	220
Accounts receivable, net of allowance for uncollectible accounts of $2,536 and $4,236, respectively	105,455	257,965
Inventory	59,690	59,119
Income tax receivable	24,008	24,008
Deferred income taxes	7,058	7,058
Prepaid expenses and other	20,306	23,650
Total current assets	406,056	423,539
Property and equipment
Office furniture and equipment	14,268	14,469
Molds and tooling	73,487	76,117
Leasehold improvements	7,044	7,057
Total	94,799	97,643
Less accumulated depreciation and amortization	78,973	85,549
Property and equipment, net	15,826	12,094
Intangibles	67,054	59,654
Other long term assets	4,584	6,335
Investment in DreamPlay LLC	7,000	7,000
Investment in joint venture	3,161	1,429
Goodwill, net	48,836	44,735
Trademarks, net	2,308	2,308
Total assets	$554,825	$557,094
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$37,793	$89,780
Accrued expenses	63,677	85,235
Reserve for sales returns and allowances	34,373	35,307
Income taxes payable	12,922	17,972
Short term debt	70,710	—
Total current liabilities	219,475	228,294
Convertible senior notes, net	94,918	137,826
Other liabilities	18,345	13,182
Income taxes payable	4,687	3,259
Deferred income taxes	10,180	10,180
Total liabilities	347,605	392,741
Commitments and Contingencies
Stockholders’ equity
Preferred shares, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 21,969,355 and 22,303,706 shares issued and outstanding, respectively	22	22
Additional paid-in capital	202,577	200,305
Retained earnings (accumulated deficit)	8,836	(32,086)
Accumulated other comprehensive loss	(4,215)	(3,888)
Total stockholders’ equity	207,220	164,353
Total liabilities and stockholders’ equity	$554,825	$557,094

(*) Derived from audited financial statements

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2012	2013	2012	2013

Net sales	$314,491	$310,894	$533,255	$495,195
Cost of sales	217,779	219,499	366,084	378,183
Gross profit	96,712	91,395	167,171	117,012
Selling, general and administrative expenses	59,416	51,742	149,178	145,492
Income (loss) from operations	37,296	39,653	17,993	(28,480)
Profit from video game joint venture	1,000	—	3,000	—
Equity in net income (loss) of joint venture	48	(572)	4	(2,024)
Interest income	97	92	610	301
Interest expense, net of benefit	(2,015)	(2,298)	(6,085)	(7,202)
Income (loss) before provision for income taxes	36,426	36,875	15,522	(37,405)
Provision for income taxes	5,983	278	865	433
Net income (loss)	$30,443	$36,597	$14,657	$(37,838)
Earnings (loss) per share – basic	$1.38	$1.67	$0.59	$(1.73)
Earnings (loss) per share –diluted	$1.10	$1.11	$0.59	$(1.73)
Comprehensive income (loss)	$30,376	$37,508	$14,623	$(37,511)

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30, (Unaudited)
	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$14,657	$(37,838)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	21,751	19,572
Share-based compensation expense	1,189	563
Loss (gain) on disposal of property and equipment	19	2,202
Deferred income taxes	(5)	—
Equity in net loss of joint venture	119	2,024
Gain on extinguishment of convertible notes	—	(84)
Changes in operating assets and liabilities:
Accounts receivable	(135,931)	(152,510)
Inventory	(24,206)	571
Prepaid expenses and other current assets	3,582	(2,344)
Income tax receivable	158	—
Accounts payable	80,292	52,369
Accrued expenses	18,378	25,660
Income taxes payable	12,497	3,622
Reserve for sales returns and allowances	(11,777)	934
Other liabilities	(2)	(5,163)
Total adjustments	(33,936)	(52,584)
Net cash used in operating activities	(19,279)	(90,422)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(11,811)	(7,971)
Change in other assets	(441)	240
Investment in DreamPlay LLC	(7,000)	—
Contribution to joint venture	(1,524)	(1,636)
Distribution from joint venture	374	962
Cash paid for intangible assets	(8,000)	—
Cash paid for net assets of business acquired	(34,367)	—
Net purchase of marketable securities	(4)	(2)
Net cash used in investing activities	(62,773)	(8,407)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercised	101	—
Common stock surrendered	(103)	—
Common stock repurchased	(80,000)	—
Proceeds from (Repayment of) credit facility borrowings	53,410	(70,710)
Credit facility costs	(486)	—
Proceeds from issuance of senior convertible notes	__	100,000
Bank fees related to convertible notes	__	(4,179)
Retirement of senior convertible notes	__	(61,000)
Dividends paid	(7,373)	(3,084)
Net cash used in financing activities	(34,451)	(38,973)
Net decrease in cash and cash equivalents	(116,503)	(137,802)
Cash and cash equivalents, beginning of period	257,258	189,321
Cash and cash equivalents, end of period	$140,755	$51,519
Cash paid (received) during the period for:
Income taxes	$(13,697)	$(4,721)
Interest	$2,250	$3,525

See Notes 9 and 10 for additional supplemental information to the condensed consolidated statements of cash flows.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2013

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

The condensed consolidated financial statements include the accounts of JAKKS Pacific, Inc. and its wholly-owned subsidiaries (collectively, “the Company”). The condensed consolidated financial statements also include the accounts of DreamPlay Toys, LLC, a joint venture between JAKKS Pacific, Inc. and NantWorks LLC.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group and Major Customers - (continued)

Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and nine months ended September 30, 2012 and 2013 and as of December 31, 2012 and September 30, 2013 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Net Sales
Traditional Toys and Electronics	$171,156	$156,874	$285,197	$243,881
Role Play, Novelty and Seasonal Toys	143,335	154,020	248,058	251,314
	$314,491	$310,894	$533,255	$495,195

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Operating Income (loss)
Traditional Toys and Electronics	$19,019	$19,506	$5,913	$(22,162)
Role Play, Novelty and Seasonal Toys	18,277	20,147	12,080	(6,318)
	$37,296	$39,653	$17,993	$(28,480)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Depreciation and Amortization Expense
Traditional Toys and Electronics	$7,108	$4,954	$11,994	$9,951
Role Play, Novelty and Seasonal Toys	5,051	4,360	7,130	6,951
	$12,159	$9,314	$19,124	$16,902

	December 31,	September 30,
	2012	2013
Assets
Traditional Toys and Electronics	$309,940	$296,025
Role Play, Novelty and Seasonal Toys	244,885	261,069
	$554,825	$557,094

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group and Major Customers - (continued)

The following tables present information about the Company by geographic area as of December 31, 2012 and September 30, 2013 and for the three and nine months ended September 30, 2012 and 2013 (in thousands):

	December 31, 2012	September 30, 2013
Long-lived Assets
China	$10,793	$8,323
United States	3,762	2,796
Hong Kong	1,271	975
	$15,826	$12,094

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Net Sales by Customer Area
United States	$243,986	$252,988	$423,698	$400,688
Europe	35,042	24,814	50,480	42,340
Canada	16,149	16,988	24,540	21,972
Hong Kong	385	2,799	1,490	5,456
Other	18,929	13,305	33,047	24,739
	$314,491	$310,894	$533,255	$495,195

Major Customers

Net sales to major customers for the three and nine months ended September 30, 2012 and 2013 were as follows (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2013		2012		2013
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales

Wal-Mart	$62,514	19.9%	$74,759	24.1%	$94,807	17.8%	$108,990	22.0%
Target	45,857	14.6	42,162	13.6	79,105	14.8	65,676	13.3
Toys ‘R’ Us	36,765	11.7	29,475	9.5	58,072	10.9	46,958	9.5
	$145,136	46.2%	$146,396	47.2%	$231,984	43.5%	$221,624	44.8%

No other customer accounted for more than 10% of the Company’s total net sales.

At December 31, 2012 and September 30, 2013, the Company’s three largest customers accounted for approximately 42.1% and 44.1%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and warehouse costs, is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	December 31, 2012	September 30, 2013

Raw materials	$3,296	$3,445
Finished goods	56,394	55,674
	$59,690	$59,119

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

The Company’s reserve for sales returns and allowances amounted to $34.4 million as of December 31, 2012, compared to $35.3 million as of September 30, 2013. This increase is primarily due to the Company granting additional allowances to certain customers in 2013 compared to 2012.

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

By Amendment to the Loan Agreement dated March 28, 2013, the Company was granted an over advance of up to $30.0 million over the borrowing capacity of which $29.0 million was advanced to the Company on March 29, 2013. In addition, the maturity date was changed to April 2, 2013, on which date the Company paid off the credit facility in full. The Company is in the process of obtaining a replacement credit facility. If the Company is unable to obtain a replacement line of credit, the Company's operations and growth prospects may be adversely affected, and the Company might need to seek additional equity or debt financing. There is no assurance that such alternative financing would be available on acceptable terms or at all. Furthermore, any equity financing could result in dilution to existing stockholders and any debt financing might include restrictive covenants that could impede the Company’s ability to effectively operate and grow its business in the future.

Note 6 — Convertible Senior Notes

 In November 2009, the Company sold an aggregate of $100.0 million principal amount of 4.50% Convertible Senior Notes due 2014 (the “2014 Notes”). The 2014 Notes, which are senior unsecured obligations of the Company, pay cash interest semi-annually at a rate of 4.50% per annum and will mature on November 1, 2014. The initial conversion rate was 63.2091 shares of JAKKS common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment under certain circumstances. As a result of the cash dividend of $0.10 per share declared by the Board of Directors paid October 3, 2011, January 3, 2012, April 2, 2012, July 2, 2012, October 1, 2012 and January 2, 2013 and of $0.07 per share declared by the Board paid April 1, 2013 and July 1, 2013 and the above-market self-tender offer in July 2012 (see Note 9 – Common Stock and Preferred Stock), the new conversion rate is 68.8564 shares of JAKKS common stock per $1,000 principal amount of notes (or approximately $14.52 per share). Prior to August 1, 2014, holders of the 2014 Notes may convert their notes only upon the occurrence of specified events. Upon conversion, the 2014 Notes may be settled, at the Company’s election, in cash, shares of its common stock or a combination of cash and shares of its common stock. Holders of the 2014 Notes may require that the Company repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined).  On July 24, 2013, the Company repurchased an aggregate of $61.0 million principal amount of these notes at par plus accrued interest with a portion of the net proceeds from the issuance of $100.0 million principal amount of 4.25% convertible senior notes due 2018 resulting in a gain on extinguishment of $0.1 million.

Accounting Standards Codification ("ASC") 470-20, “Debt with Conversion and Other Options,” requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. In accordance with ASC 470-20, the Company allocated $13.7 million of the $100.0 million principal amount of the 2014 Notes to the equity component, which represents a discount to the debt that is being amortized to interest expense through November 1, 2014. Interest expense associated with the amortization of the discount was $0.7 million for each of the three months ended September 30, 2012 and 2013 and $2.0 million and $2.5 million for each of the nine months ending September 30, 2012 and 2013. The Company repurchased $61.0 million of the 2014 Notes during the quarter ended September 30, 2013 as discussed below, with $2.8 million of the price allocated to the repurchase of the related equity component. In addition, approximately $2.2 million of the unamortized debt discount and $0.6 million of debt issuance costs were written off in connection with the repurchase of the 2014 Notes. The balance of the discount was $5.1 million and $1.2 million at December 31, 2012 and September 30, 2013, respectively.

On July 24, 2013, the Company sold an aggregate of $100.0 million principal amount of 4.25% Convertible Senior Notes due 2018 (the “2018 Notes”).  The 2018 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on August 1 and February 1 of each year at a rate of 4.25% per annum and will mature on August 1, 2018.  The initial conversion rate for the 2018 Notes will be 114.3674 shares of our common per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.74 per share of common stock, subject to adjustment in certain events.  Holders of the 2018 Notes may convert their notes upon the occurrence of specified events.  Upon conversion, the 2018 Notes will be settled in shares of the Company’s common stock.  The Company used $61.0 million of the approximate $95.9 million in net proceeds from the offering to repurchase at par $61.0 million principal amount of the 2014 Notes. The remainder of the net proceeds will be used for general corporate purposes.

The fair value of the 2014 Notes for the periods ending December 31, 2012 and September 30, 2013 was approximately $107.9 million and $36.5 million, respectively, based upon the most recent quoted market price. The fair value of the 2018 Notes for the period ending September 30, 2013 was approximately $76.8 million, based upon the most recent quoted market price. The fair value of the convertible senior notes is considered to be a Level 1 measurement on the fair value hierarchy.

 Note 7 — Income Taxes

The Company’s income tax expense of $0.3 million for the three months ended September 30, 2013 reflects an effective tax rate of 0.75%. The Company’s income tax expense of $6.0 million for the three months ended September 30, 2012 reflects an effective tax rate of 16.4%.

The Company’s income tax expense of $0.4 million for the nine months ended September 30, 2013 reflects an effective tax rate of (1.16%).  Included in the tax expense of $0.4 million is a discrete tax benefit of $1.4 million related to a reduction in tax reserves resulting from closed statutes of limitation and a FIN48 reserve release for Moose Mountain HK mold depreciation.  The Company’s income tax expense of $0.9 million for the nine months ended September 30, 2012 reflects an effective tax rate of 5.6%. Included in the tax expense of $0.9 million is a discrete tax benefit of $1 million related to a reduction in tax reserves resulting from closed statutes of limitation.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 —Earnings/Loss Per Share

The following table is a reconciliation of the weighted average shares used in the computation of loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2012			2013
	Income	Weighted Average Shares	Per-Share	Income	Weighted Average Shares	Per- Share
Earnings per share – basic
Net income available to common stockholders	$30,443	22,110	$1.38	$36,597	21,920	$1.67
Effect of dilutive securities:
Convertible senior notes	1,289	6,707		1,354	12,294
Options and warrants	-	5		—	—
Unvested restricted stock grants	-	111		—	69

Earnings per share – diluted
Net income available to common stockholders plus assumed exercises and conversion	$31,732	28,933	$1.10	$37,951	34,283	$1.11

	Nine Months Ended September 30,
	2012			2013
	Income	Weighted Average Shares	Per-Share	Loss	Weighted Average Shares	Per- Share
Earnings (loss) per share – basic
Net income (loss) available to common stockholders	$14,657	24,656	$0.59	$(37,838)	21,922	$(1.73)
Effect of dilutive securities:
Convertible senior notes	3,867	6,520		—	—
Options and warrants	-	6		—	—
Unvested restricted stock grants	-	92		—	—
Earnings (loss) per share – diluted
Net income (loss) available to common stockholders plus assumed exercises and conversion	$18,524	31,274	$0.59	$(37,838)	21,922	$(1.73)

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of warrants, options and convertible debt to the extent they are dilutive). Common share equivalents that could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted loss per share, totaled approximately 119,644 and 1,918,247 for the three months ended September 30, 2012 and 2013, respectively. Common share equivalents that could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted loss per share, totaled approximately 126,632 and 1,913,600 for the nine months ended September 30, 2012 and 2013, respectively.

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

In July 2012, the Company completed a self-tender to its shareholders and purchased 4 million shares of its common stock at a price of $20.00 per share for a total of $80.0 million, excluding offering costs of approximately $0.6 million. The tendered shares were immediately retired.

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

In September 2012, the Company acquired all of the stock of JKID, LTD., a United Kingdom corporation, for an initial cash consideration of $1.1 million and deferred cash payments of $5.5 million payable in five semiannual payments of $1.1 million each. In addition, the Company agreed to pay compensation of up to an aggregate amount of $4.4 million in cash over the two year period of 2015 through 2016, based upon the achievement of certain financial performance criteria, which will be charged to expense when earned. JKID is the developer of augmented reality technology that enhances the play patterns of toys and consumer products.

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

The Company owns a fifty percent interest in a joint venture (“Pacific Animation Partners”) with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company. The joint venture was created to develop and produce a boys’ animated television show, which it licenses worldwide for television broadcast as well as consumer products. The Company is producing and marketing toys based upon the television program under a license from the joint venture. The joint venture has also licensed certain other merchandising rights to third parties. The Company is responsible for fifty percent of the operating expenses of the joint venture and thirty-one percent of the production costs of the television show. The joint venture completed and delivered 26 episodes of the first season of the show, which began airing in February 2012. The joint venture has also delivered 26 episodes of the 2nd season of the show, which began airing in April 2013. Production on an additional 13 episodes has commenced and is planned to be completed and delivered by late fall 2013. The Company is responsible for production costs in the aggregate amount of approximately $5.7 million, of which $1.4 million and $1.6 million were paid in 2012 and 2013, respectively. The Company’s investment is being accounted for using the equity method. For the three months ended September 30, 2012 and 2013, the Company recognized income from joint venture of $48,116 and loss of $571,730, respectively. For nine months ended September 30, 2012 and September 30, 2013 the Company recognized a loss from the joint venture of $3,914 and $2.0 million, respectively, which includes producer fees and royalty income from the joint venture in the amount of $123,348 and $382,909 for the nine months ended September 30, 2012 and 2013, respectively.

 As of December 31, 2012 and September 30, 2013, the balance of the investment in the Pacific Animation Partners joint venture includes the following components (in thousands):

	December 31,	September 30,
	2012	2013
Capital contributions, net of distributions	$3,420	$4,419
Equity in cumulative net loss	(259)	(2,990)
Investment in joint venture	$3,161	$1,429

 In September 2012, the Company entered into a joint venture (“DreamPlay Toys”) with NantWorks LLC (“NantWorks”) in which it owns a fifty percent interest. Pursuant to the operating agreement of  DreamPlay Toys, the Company paid to NantWorks cash in the amount of $8.0 million and issued NantWorks a warrant to purchase 1.5 million shares of the Company’s common stock at a value of $7.0 million in exchange for the exclusive right to arrange for the provision of the NantWorks recognition technology platform for toy products. The Company has classified these rights as an intangible asset and will amortize the asset over the anticipated revenue stream from the exploitation of these rights. The joint venture entered into a Toy Services Agreement with an initial term of three years expiring on October 1, 2015 and a renewal period at the option of the Company expiring October 1, 2018, subject to the achievement of certain financial targets, to develop and produce toys utilizing recognition technologies owned by NantWorks. Pursuant to the terms of the Toy Services Agreement, NantWorks is entitled to receive a preferred return based upon net sales of DreamPlay Toys product sales and third-party license fees. The Company retains the financial risk of the joint venture and is responsible for the day-to-day operations, including development, sales and distribution, for which it is entitled to receive any remaining profit or is responsible for any losses, and the results of operations of the joint venture will be consolidated with the Company’s results. Sales of DreamPlay Toys products have commenced in the third quarter of 2013.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12 — Goodwill

The changes to the carrying amount of goodwill for the nine months ended September 30, 2013 are as follows (in thousands):

	Traditional Toys and Electronics	Role Play, Novelty and Seasonal Toys	Total
Balance at beginning of the period	$29,225	$19,611	$48,836
Adjustments to goodwill for foreign currency translation	116	—	116
Acquisition earn out payment	175	—	175
Adjustment for final purchase price allocation	(4,392)	—	(4,392)
Balance, September 30, 2013	$25,124	$19,611	$44,735

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If step one indicates that an impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. There was no goodwill impairment during the periods ended September 30, 2012 and 2013.

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

		December 31, 2012			September 30, 2013
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)

Amortized Intangible Assets:
Licenses	4.96	$91,488	$(77,844)	$13,644	$91,488	$(81,691)	$9,797
Product lines	5.84	66,594	(19,561)	47,033	66,594	(21,496)	45,098
Customer relationships	5.21	9,347	(5,903)	3,444	9,347	(7,041)	2,306
Trade names	5.00	3,000	(250)	2,750	3,000	(700)	2,300
Non-compete/Employment contracts	3.90	3,333	(3,150)	183	3,333	(3,180)	153
Total amortized intangible assets		173,762	(106,708)	67,054	173,762	(114,108)	59,654
Deferred Costs:
Debt issuance costs	5.05	4,224	(2,609)	1,615	8,402	(4,124)	4,278
Unamortized Intangible Assets:
Trademarks		2,308	―	2,308	2,308	―	2,308
Total Intangible Assets:		$180,294	$(109,317)	$70,977	$184,472	$(118,232)	$66,240

Amortization expense related to limited life intangible assets and debt issuance costs was $4.2 million and $4.8 million for the three months ended September 30, 2012 and 2013, respectively, and $6.6 million and $8.4 million for the nine months ended September 30, 2012 and 2013, respectively. Debt issuance costs in the amount of $0.6 million were written off in the third quarter of 2013 in connection with the repurchase of a portion of the convertible senior notes due in 2014.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14 — Comprehensive Income (Loss)

The table below presents the components of the Company’s comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Net income (loss)	$30,443	$36,597	$14,657	$(37,838)
Other comprehensive income (loss):
Foreign currency translation adjustment	(67)	911	(34)	327
Comprehensive income (loss)	$30,376	$37,508	$14,623	$(37,511)

Note 15 — Litigation

In or around the end of July 2013, two purported class action lawsuits were filed in the United States District Court for the Central District of California (the “Class Actions”), alleging damages associated with the matters referenced in our July 17, 2013 Press Release. The Company is a party to, and certain of its property is the subject of, various other pending claims and legal proceedings that routinely arise in the ordinary course of its business. Other than with respect to the Class Actions, which are in a preliminary stage and with respect to which the Company cannot give assurance as to the outcome, the Company does not believe that any of these claims or proceedings will have a material adverse effect on its business, financial condition or results of operations.

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

The following table summarizes the total share-based compensation expense and related tax benefits recognized for the three and nine months ended September 30, 2012 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Restricted stock compensation expense	$383	$173	$1,189	$563
Tax benefit related to restricted stock compensation	$144	$65	$448	$213

Stock option activity pursuant to the Plan for the nine months ended September 30, 2013 is summarized as follows:

	Plan Stock Options
	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2012	134,644	$19.82
Granted	―	―
Exercised	―	―
Cancelled	(7,500)	13.39
Outstanding, September 30, 2013	127,144	20.20

Restricted stock award activity pursuant to the Plan for the three months ended September 30, 2013 is summarized as follows:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Price

Outstanding, December 31, 2012	95,315	$16.75
Awarded	339,770	12.52
Released	(41,706)	14.78
Forfeited	(10,122)	14.83
Outstanding, September 30, 2013	383,257	13.26

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

Goodwill, Trademarks (net) and Intangible assets amounted to $106.7 million as of September 30, 2013 and $118.2 million as of December 31, 2012.

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

Discrete Items for Income Taxes. A discrete tax benefit of $1.4 million related to a reduction in tax reserves resulting from closed statutes of limitation was recognized during the nine months ended September 30, 2013.  During this same period in 2012, we recognized a discrete tax benefit of $1.0 million related to a reduction in tax reserves resulting from closed statutes of limitation.

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

 We accrue a tax reserve for additional income taxes, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of September 30, 2013, our income tax reserves were approximately $3.3 million and relate to the potential income tax audit adjustments, primarily in the areas of fixed asset depreciation in Hong Kong and ongoing state audits. As of December 31, 2012, our income tax reserves were approximately $4.7 million and related to the potential income tax audit adjustments, primarily in the areas of income allocation, foreign depreciation allowances and state taxes.

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

Recent Developments

        During the second quarter of 2012, we amended the Settlement Agreement pursuant to which our joint venture with THQ was terminated as of December 31, 2009. In accordance with the original settlement agreement, we received and recorded as income $6.0 million in each of June 2010 and 2011. Although the amended settlement agreement called for the payment of an additional $1.0 million on October 30, 2012 (which we received) and $4.0 million in ten equal consecutive monthly payments beginning February 28, 2013, on December 19, 2012, THQ filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Court, and on January 24, 2013 the US Bankruptcy Court approved the sale of most of THQ’s assets to multiple buyers. Given that the final payment received from THQ (in October 2012) was within 90 days of their filing for bankruptcy, we have not recognized this payment as revenue and have reserved the amount received pending the final settlement of THQ’s assets in accordance with bankruptcy law.

 Acquisitions

 In September 2012, we acquired all of the stock of JKID, LTD., a United Kingdom corporation, for an initial cash consideration of $1.1 million and deferred cash payments of $5.5 million payable in five semi-annual payments of $1.1 million each. In addition, we agreed to pay compensation of up to an aggregate amount of $4.4 million in cash over the two year period of 2015 through 2016, based upon the achievement of certain financial performance criteria, which will be charged to expense when earned. JKID is the developer of augmented reality technology that enhances the play patterns of toys and consumer products.

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

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.2	70.6	68.7	76.4
Gross profit	30.8	29.4	31.3	23.6
Selling, general and administrative expenses	18.9	16.6	28.0	29.4
Income (loss) from operations	11.9	12.8	3.3	(5.8)
Profit from video game joint venture	0.3	―	0.6	―
Equity in net loss of joint venture	―	(0.2)	―	(0.4)
Interest income	―	―	0.1	0.1
Interest expense, net of benefit	(0.6)	(0.7)	(1.1)	(1.6)
Income (loss) before provision for income taxes	11.6	11.9	2.9	(7.7)
Provision for income taxes	1.9	0.1	0.2	0.1
Net Income (loss)	9.7%	11.8%	2.7%	(7.6)%

The following unaudited table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Net Sales
Traditional Toys and Electronics	$171,156	$156,874	$285,197	$243,881
Role Play, Novelty and Seasonal Toys	143,335	154,020	248,058	251,314
	314,491	310,894	533,255	495,195
Cost of Sales
Traditional Toys and Electronics	116,822	110,540	191,669	191,276
Role Play, Novelty and Seasonal Toys	100,957	108,959	174,415	186,907
	217,779	219,499	366,084	378,183
Gross Profit
Traditional Toys and Electronics	54,334	46,335	93,528	52,605
Role Play, Novelty and Seasonal Toys	42,378	45,060	73,643	64,407
	$96,712	$91,395	$167,171	$117,012

Comparison of the Three Months Ended September 30, 2013 and 2012

Net Sales

Traditional Toys and Electronics. Net sales of our Traditional Toys and Electronics segment were $156.9 million for the three months ended September 30, 2013, compared to $171.2 million for the prior year period, representing a decrease of $14.3 million, or 8.4%.
The decrease in net sales was due to a variety of factors, including decreased orders from several retailers, and the tapering off of sales of action figures based on the animation series Monsuno®, Winx Club® dolls, and unit sales of Spy Net® offset in part by an increase in unit sales of our 31 inch boys action figures.

Role Play, Novelty and Seasonal Toys. Net sales of our Role Play, Novelty and Seasonal Toys were $154.0 million for the three months ended September 30, 2013, compared to $143.3 million for the prior year period, representing an increase of $10.7 million, or 7.5%. The increase in net sales was primarily due to an increase in units sales of our role play and dress up products and activity tables based on the Sofia the First® and Jake and the Neverland Pirates properties.

Cost of Sales

Traditional Toys and Electronics. Cost of sales of our Traditional Toys and Electronics segment was $110.5 million, or 70.5% of related net sales, for the three months ended September 30, 2013, compared to $116.8 million, or 68.3% of related net sales, for the prior year period, representing a decrease of $6.3 million, or 5.4%. The dollar decrease in cost of sales is primarily due to lower unit sales year over year. The increase of cost as a percentage of sales is due to closeout sales.  Our depreciation of molds and tools for the segment was comparable year over year.  Royalties as a percentage of sales was also comparable year over year.

Role Play, Novelty and Seasonal Toys. Cost of sales of our Role Play, Novelty and Seasonal Toys segment was $109.0 million, or 70.7% of related net sales, for the three months ended September 30, 2013, compared to $101.0 million, or 70.4% of related net sales, for the prior year period, representing an increase of $8.0 million, or 7.9%. The dollar increase in cost of sales is primarily due to the increase in sales year over year.  Our depreciation of molds and tools for the segment was comparable year over year.  Royalties as a percentage of sales was also comparable year over year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $51.7 million for the three months ended September 30, 2013 and $59.4 million for the prior year period, constituting 16.6% and 18.9% of net sales, respectively. Selling, general and administrative expenses decreased $7.7 million from the prior year period, primarily due to decreases in legal and financial advising fees related to the unsolicited indication of interest to acquire the Company ($1.0 million), employee salaries and benefits ($1.3 million), travel and entertainment ($0.9 million), cooperative advertising ($2.2 million), media buys and other product marketing ($3.6 million), restricted stock compensation ($0.2 million), recovery of bad debt expenses ($0.3 million), temporary help ($0.1 million) and other direct selling expenses ($0.5 million), offset in part by increases in foreign currency exchange losses ($1.5 million), product development and testing ($0.5 million) and acquisition amortization ($0.4 million).

Equity in Net Income (Loss) of Joint Venture

Operations of the animated television show joint venture commenced in the fourth quarter of 2010. We recognized a loss of $0.6 million for the three months ended September 30, 2013, and nominal income for the prior year period.

Interest Income

Interest income for the three months ended September 30, 2013 was $0.1 million, compared to $0.1 million for the three months ended September 30, 2012.

Interest Expense

Interest expense was $2.3 million in the three months ended September 30, 2013, as compared to $2.0 million in the prior period. The increase is due to the additional interest expense related to our convertible senior notes payable due in 2018. In the three months ended September 30, 2013, we booked interest expense of $2.1 million related to our convertible senior notes payable due in 2014 and 2018 and $0.2 million related to the interest component of our Maui acquisition earn out payment. In the three months ended September 30, 2012, we booked interest expense of $2.0 million related to our convertible senior notes payable due in 2014.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $0.3 million, or an effective tax rate of 0.75%, for the three months ended September 30, 2013. During the comparable period in 2012, our income tax expense was $6.0 million, or an effective tax rate of 16.4%.

Comparison of the Nine Months Ended September 30, 2013 and 2012

Net Sales

Traditional Toys and Electronics. Net sales of our Traditional Toys and Electronics segment were $243.9 million for the nine months ended September 30, 2013, compared to $285.2 million for the prior year period, representing a decrease of $41.3 million, or 14.5%. The decrease in net sales was due to a variety of factors, including decreased orders from several retailers, and the tapering off of sales of action figures based on the animation series Monsuno®, Winx Club® dolls, and unit sales of Spy Net® offset in part by an increase in unit sales of our 31 inch boys action figures.

Role Play, Novelty and Seasonal Toys. Net sales of our Role Play, Novelty and Seasonal Toys were $251.3 million for the nine months ended September 30, 2013, compared to $248.1 million for the prior year period, representing an increase of $3.2 million, or 1.3%. The increase in net sales was primarily due to the sales contribution of our recently acquired Maui Toys division and increase of unit sales of our role play and dress-up products and activity tables based on the Sofia the First® and Jake and the Neverland Pirates properties, offset in part by decreases in unit sales of our Disney Princess® dress up and role play items and unit sales of our Halloween costumes and accessories.

Cost of Sales

Traditional Toys and Electronics. Cost of sales of our Traditional Toys and Electronics segment was $191.3 million, or 78.4% of related net sales, for the nine months ended September 30, 2013, compared to $191.7 million, or 67.2% of related net sales, for the prior year period, representing a decrease of $0.4 million, or 0.2%. The dollar decrease in cost of sales consisted of a royalty expense increase of $3.7 million which is mainly due to the write down of minimum guarantees that are not expected to be earned in the future, offset in part by lower product costs due to lower unit sales. Our depreciation of molds and tools for the segment was comparable year over year.  Product costs increased as a percentage of sales due to closeout sales and increased reserves on excess inventory.

Role Play, Novelty and Seasonal Toys. Cost of sales of our Role Play, Novelty and Seasonal Toys segment was $186.9 million, or 74.4% of related net sales, for the nine months ended September 30, 2013, compared to $174.4 million, or 70.3% of related net sales, for the prior year period, representing an increase of $12.5 million, or 7.2%. The dollar increase in cost of sales is primarily due to increase unit sales but also consisted of a royalty expense increase of $4.0 million which is mainly due to the write down of minimum guarantees that are not expected to be earned in the future. Our depreciation of molds and tools for the segment was comparable year over year.  Product costs increased as a percentage of sales due to closeout sales and increased reserves on excess inventory.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $145.5 million for the nine months ended September 30, 2013 and $149.2 million for the prior year period, constituting 29.4% and 28.0% of net sales, respectively. Selling, general and administrative expenses decreased $3.7 million from the prior year period, primarily due to decreases in travel and entertainment ($1.1 million), media buys and other product marketing ($4.7 million), commissions ($0.6 million), legal and financial advising fees related to the unsolicited indication of interest to acquire the Company ($3.2 million), cooperative advertising ($3.3 million), bank charges ($0.2 million), office supplies ($0.1 million), donations ($0.2 million), restricted stock compensation ($0.6 million), offset by increases in rent expense ($1.6 million), other expenses which include the write down of molds and tools ($2.1 million), foreign currency losses ($1.4 million), bad debt expense ($1.9 million), acquisition amortization ($1.4 million), employee salaries and benefits ($0.2 million), legal expense ($0.3 million), temporary help ($0.4 million), computer equipment ($0.3 million), dues and memberships ($0.1 million) and product development and testing expenses ($0.5 million).
Equity in Net Income (Loss) of Joint Venture

Operations of the animated television show joint venture commenced in the fourth quarter of 2010. We recognized a loss of $2.0 million for the nine months ended September 30, 2013, and nominal income for the prior year period.

Interest Income

Interest income for the nine months ended September 30, 2013 was $0.3 million, compared to $0.6 million for the nine months ended September 30, 2012.

Interest Expense

Interest expense was $7.2 million in the nine months ended September 30, 2013, as compared to $6.1 million in the prior period. The increase is due to the additional interest expense related to our convertible senior notes payable due in 2018. In the nine months ended September 30, 2013, we booked interest expense of $6.0 million related to our convertible senior notes payable, $0.9 million related to our credit facility and $0.2 million related to the interest component of our Maui acquisition earn out payment. In the nine months ended September 30, 2012, we booked interest expense of $2.0 million related to our convertible senior notes payable.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $0.4 million, or an effective tax rate of (1.16%), for the nine months ended September 30, 2013. During the comparable period in 2012, our income tax benefit was $0.9 million, or an effective tax rate of 5.6%.

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

Liquidity and Capital Resources

    As of September 30, 2013 we had working capital of $195.2 million, compared to $186.6 million as of December 31, 2012. The increase was primarily attributable to seasonably high accounts receivable and inventory balances offset partially by higher accrued expenses and accounts payable balances.

    Operating activities used net cash of $90.4 million in the nine months ended September 30, 2013, as compared to using net cash of $19.3 million in the prior year period. Net cash was impacted primarily by increases in accounts receivable and inventory and a decrease in reserves for sales returns and allowances, offset by an increase in accounts payable and accrued expenses.  Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 76 days as of September 30, 2013, comparable to 71 days as of September 30, 2012. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of September 30, 2013, we had cash and cash equivalents of $51.5 million.

    Our investing activities used net cash of $8.4 million in the nine months ended September 30, 2013, as compared to $62.8 million in the prior year period, consisting primarily of cash paid for the purchase of office furniture and equipment and molds and tooling of $7.9 million used in the manufacture of our products. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 14% payable on net sales of such products. As of September 30, 2013, these agreements required future aggregate minimum guarantees of $79.0 million, exclusive of $21.3 million in advances already paid. Of this $79.0 million future minimum guarantee, $44.8 million is due over the next twelve months.

Our financing activities used net cash of $39.0 million in the nine months ended September 30, 2013, as compared to $34.5 million in the prior year period, consisting of net proceeds from the sale of convertible notes, offset in part by the partial retirement of previously existing convertible notes.

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

In September 2012, we acquired all of the stock of JKID, LTD., a United Kingdom corporation for an initial cash consideration of $1.1 million and deferred cash payments of $5.5 million payable in five semiannual payments of $1.1 million each. In addition, we agreed to pay compensation of up to an aggregate amount of $4.4 million in cash over the two year period of 2015 through 2016, based upon the achievement of certain financial performance criteria, which will be charged to expense when earned.  JKID is the developer of augmented reality technology that enhances the play patterns of toys and consumer products.

During the first quarter of 2012, an aggregate of $1.7 million of earn-out was paid in connection with the Tollytots acquisition, in addition to a working capital adjustment of $0.7 million in connection with the Moose Mountain acquisition.  During the first quarter of 2013, an aggregate amount of $0.2 million of earn-out was paid in connection with the Moose Mountain acquisition.

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

In November 2009, we sold an aggregate principal amount of $100.0 million of 4.50% Convertible Senior Notes (the “2014 Notes”) due 2014. The 2014 Notes, which are senior unsecured obligations, pay interest semi-annually at a rate of 4.50% per annum and mature on November 1, 2014. The initial conversion rate was 63.2091 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment in certain circumstances. As a result of the cash dividend of $0.10 per share declared by the Board of Directors and paid October 3, 2011, January 2, 2012, April 2, 2012, July 2, 2012, October 1, 2012 and January 2, 2013 and of $0.07 per share declared by the Board paid April 1, 2013 and July 1, 2013 and the above-market self-tender offer completed on July 5, 2012, the new conversion rate is 68.8564 shares of JAKKS common stock per $1,000 principal amount of notes (or approximately $14.52 per share). Prior to August 1, 2014, holders of the 2014 Notes may convert their notes only upon specified events. Upon conversion, the 2014 Notes may be settled, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock. Holders of the 2014 Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2014 Notes).

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

We believe that our cash flows from operations and cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. As of September 30, 2013 and December 31, 2012, we held cash and short term investments held by our foreign subsidiaries was $34.8 million and $176.1 million, respectively. Although a significant portion of our cash is held off-shore and amounts repatriated in excess of approximately $62.0 million are currently subject to a 25% repatriation tax, we intend to finance our long-term liquidity requirements out of net cash provided by operations and net cash and cash equivalents. As of September 30, 2013, we do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

In November 2009, we issued convertible senior notes payable of $100.0 million principal amount with a fixed interest rate of 4.50% per annum of which $39.0 million remain outstanding as of September 30, 2013.  In addition, on July 24, 2013, we issued convertible senior notes payable of $100.0 million principal amount with a fixed interest rate of 4.25% per annum, which remain outstanding as of September 30, 2013.  We have no other interest-bearing debt outstanding.  Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates on this issuance.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

In or about the end of July 2013 two purported class action lawsuits were filed in the United States District Court for the Central District of California: (1) Melot v. JAKKS PACIFIC, INC. et al, Case No. CV13-05388 (JAK) (filed on July 25, 2013); and (2) Dylewicz v. JAKKS PACIFIC, INC. et al, Case No.CV13-5487 (OON) (filed on July 30, 2013) (collectively, the “Class Actions”).  The complaints in the Class Actions allege that the Company made false and/or misleading statements concerning the extent of the negative impact that the shift in children’s preference for electronic devices was having on sales of the Company’s more traditional toys; the extent of the negative impact from poor sales of various of the Company’s licensed products and/or the Company’s financial statements were materially false and misleading.  These allegations make reference to matters contained in the July 17, 2013 Press Release.  The Melot complaint was amended such that the Class Period in such Class Action is from July 17, 2012 –July 17, 2013, the same period covered by the Dylewicz complaint.  The Class Actions seek compensatory and other damages in an undisclosed amount, allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by each of the defendants (namely the Company and Messrs. Berman and Bennett), and violations of Section 20(a) of the Exchange Act by Messrs. Berman and Bennett.  The Court has indicated that the Class Actions will proceed as one action and is in the process of selecting lead counsel and lead plaintiff.  Thereafter an amended complaint will be filed and then the Company will respond to the complaint.  We believe that the claims in the Class Actions are without merit and we intend to defend vigorously against them.  However, because the Class Actions are in a preliminary stage, we cannot assure you as to their outcome, or that an adverse decision in such actions would not have a material adverse effect on our business, financial condition or results of operations.

The Company is a party to, and certain of its property is the subject of, various other pending claims and legal proceedings that routinely arise in the ordinary course of its business. The Company does not believe that any of these claims or proceedings will have a material adverse effect on its business, financial condition or results of operations.

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

We have experienced rapid growth in our product lines resulting in higher net sales over the last ten years, which was achieved through acquisitions of businesses, products and licenses. For example, revenues associated with companies we acquired since 2008 were approximately $282.6 million for the year ended December 31, 2012, and $243.4 million for the nine months ended September 30, 2013, respectively, representing 42.4% and 49.2% of our total revenues for those periods. As a result, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

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

Our growth strategy depends, in part, upon our ability to acquire companies and new product lines. Revenues associated with our acquisitions since 2008 represented approximately 42.4% and 49.2% of our total revenues for the year ended December 31, 2012 and the nine months ended September 30, 2013, respectively. Future acquisitions will succeed only if we can effectively assess characteristics of potential target companies and product lines, such as:

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

Our three largest customers accounted for 42.1% and 44.8% of our net sales for the year ended December 31, 2012 and the nine months ended September 30, 2013, respectively. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory could also adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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

We sell products and operate facilities in numerous countries outside the United States. For the nine months ended September 30, 2013 and the year ended December 31, 2012, sales to our international customers comprised approximately 19.1% and 19.8%, respectively, of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers, located principally in China, and are subject to the risks normally associated with international operations, including:

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

The remaining $39.0 million outstanding of our $100.0 million principal amount of 4.50% convertible senior notes mature on November 1, 2014. Holders of these notes may require us to purchase all or some of their notes for cash upon the occurrence of certain fundamental changes in our board composition or ownership structure, if we liquidate or dissolve under certain circumstances or if our common stock ceases being quoted on an established over-the-counter trading market in the United States. If we do not have, or have access to, sufficient funds to repurchase the notes, then we could be forced into bankruptcy. In fact, we expect that we would require third-party financing, but we cannot assure you that we would be able to obtain that financing on favorable terms, or at all.

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

We have been named as a defendant in Class Actions that are in a preliminary stage.  The outcome of such litigation is unpredictable, and no assurances can be given that the result of the Class Actions will be favorable to us, or that an adverse decision in such litigation would not have a material adverse effect on our business, financial condition or results of operations.

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

4.7	Form of 4.25% Senior Convertible Note (5)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(6)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(6)
32.1	Section 1350 Certification of Chief Executive Officer(6)
32.2	Section 1350 Certification of Chief Financial Officer(6)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011 and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 10, 2009 and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed October 4, 2012 and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed July 18, 2013 and incorporated herein by reference.

(6)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: November 8, 2013	By:	/s/ JOEL M. BENNETT
Joel M. Bennett
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Amended and Restated By-Laws of the Company(2)
4.3	Indenture, dated November 10, 2009, by and between the Registrant and Wells Fargo Bank, N.A. (3)
4.4	Form of 4.50% Senior Convertible Note (3)
4.5	Credit Agreement dated as of September 27, 2012 among Registrant and its US wholly-owned subsidiaries and Wells Fargo Bank, National Association (4)
4.6
Secured Promissory Note dated September 27, 2012 in the amount of $75,000,000 issued by Wells Fargo Bank, National Association to JAKKS Pacific, Inc., Creative Designs International, Ltd., Disguise, Inc., JAKKS Sales Corporation, Maui, Inc., an Ohio corporation, Kessler Services, Inc., Moose Mountain Marketing, Inc., and Kids Only, Inc. (4)

4.7	Form of 4.25% Senior Convertible Note (5)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(6)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(6)
32.1	Section 1350 Certification of Chief Executive Officer(6)
32.2	Section 1350 Certification of Chief Financial Officer(6)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011 and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 10, 2009 and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed October 4, 2012 and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed July 18, 2013 and incorporated herein by reference.

(6)	Filed herewith.