Form 10-K
period 2013-12-31
JAKKS PACIFIC INC
filed 2014-03-17
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013

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
(Do not check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐  No    ☒

The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value per share) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on June 28, 2013 of $11.25) is $254,435,906.

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 23,277,563 as of March14, 2014.

Documents Incorporated by Reference

None.

JAKKS PACIFIC, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year ended December 31, 2013

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

Company Overview

We are a leading multi-line, multi-brand toy company that designs, produces, markets and distributes toys and related products, pet toys, consumables and related products, electronics and related products, kids indoor and outdoor furniture, and other consumer products. We focus our business on acquiring or licensing well-recognized trademarks and brand names, most with long product histories (“evergreen brands”). We seek to acquire these evergreen brands because we believe they are less subject to market fads or trends. We also develop proprietary products marketed under our own trademarks and brand names, and have historically acquired complementary businesses to further grow our portfolio.  For accounting purposes, our products can be divided into two segments:  (i) traditional toys and electronics and (ii) role play, novelty and seasonal toys.  Segment information with respect to revenues, assets and profits or losses attributable to each segment is contained in Note 3 to the audited consolidated financial statements contained below in Item 8. Our products include:

Traditional Toys and Electronics

●	Action figures and accessories, including licensed characters, principally based on Batman, Star Wars, and Nintendo® franchises;

●	Toy vehicles, including Road Champs®, Fly Wheels® and MXS® toy vehicles and accessories;

●	Electronics products, including Spy Net® spy products, Plug It In & Play TV Games ™ video games based on Disney® brands, and Duck Commander, and other popular brands;

●
Dolls and accessories, including small dolls, large dolls, fashion dolls and baby dolls based on licenses, including Disney Princess®, Disney Fairies®, Cabbage Patch Kids®, and Graco® and Fisher Price®  plush, infant, and pre-school toys based on PBS’s Daniel Tiger’s neighborhood;

●	Private label products as “exclusives” for a myriad of retail customers in many product categories;

●	Foot-to-floor ride-on toys based on Fisher Price®, Kawasaki®, and DC Comics®, inflatable environments, tents and wagons; and

●	Pet products, including toys, consumables, and accessories, branded JAKKS Pets® and American Classics™, some of which also feature licenses, including Kong.

Role Play, Novelty and Seasonal Toys

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

●
Halloween and everyday costumes for all ages based on licensed and proprietary non-licensed brands, including Spiderman®, Iron Man, Toy Story®, Sesame Street®, Power Rangers®¸Hasbro® brands and Disney Princess®,  and related Halloween accessories; and

●	Junior sports and outdoor activity toys including Skyball® hyper-charged balls and sport sets and Wave Hoops® toy hoops marketed under our Maui Toys brand.

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

We sell our products through our in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, toy specialty stores and wholesalers. Our three largest customers are Wal-Mart, Target and Toys ‘R’ Us, which accounted for approximately 21.4%, 15.6% and 10.8%, respectively, of our net sales in 2013. No other customer accounted for more than 10.0% of our net sales in 2013.

Our Growth Strategy

 In 2012 and 2013, we generated net sales of $666.8 million and $632.9 million, respectively, and net loss of $104.8 million and $53.9 million, respectively. Approximately 42.4% and 47.2% of our net sales in 2012 and 2013, respectively, were attributable to our acquisitions since 2008. Key elements of our growth strategy include:

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

●       Enter New Product Categories.    We use our extensive experience in the toy and other consumer product industries to evaluate products and licenses in new product categories and to develop additional product lines. We began marketing licensed classic video games for simple plug-in use with television sets and expanded into several related categories by infusing additional technologies such as motion gaming and through the licensing of this category from our current licensors, such as Disney® and MTV Networks which owns  Nickelodeon® .

●      Pursue Strategic Acquisitions.    We supplement our internal growth with selected strategic acquisitions. In July 2012 we acquired the business of Maui, Inc., an Ohio corporation, and A.S. Design Limited, a related Hong Kong corporation (collectively, “Maui”).  Maui is a leading manufacturer and distributor of spring and summer activity toys and impulse toys.  We will continue focusing our acquisition strategy on businesses or brands that we believe have compatible product lines and/or offer valuable trademarks or brands.

●       Acquire Additional Character and Product Licenses.    We have acquired the rights to use many familiar brand and character names and logos from third parties that we use with our primary trademarks and brands. Currently, among others, we have license agreements with Nickelodeon®, Disney®, and Warner Bros®, as well as with the licensors of the many popular licensed children’s characters previously mentioned, among others. We intend to continue to pursue new licenses from these entertainment and media companies and other licensors. We also intend to continue to purchase additional inventions and product concepts through our existing network of inventors and product developers.

●       Expand International Sales.    We believe that foreign markets, especially Europe, Australia, Canada, Latin America and Asia, offer us significant growth opportunities. In 2013, our sales generated outside the United States were approximately $108.7 million, or 17.2% of total net sales. While our international sales declined in 2013 compared to 2012, we intend to continue to try to expand our international sales and in 2012 opened sales offices and expanded distribution agreements in Latin America and China to capitalize on our experience and our relationships with foreign distributors and retailers. We expect these initiatives to contribute to our international growth in 2014.

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

Industry Overview

According to Toy Industry Association, Inc., the leading toy industry trade group, the United States is the world’s largest toy market, followed by Japan and Western Europe. Total retail sales of toys, excluding video games, in the United States, were approximately $16.3 billion in 2013. We believe the two largest United States toy companies, Mattel and Hasbro, collectively hold a dominant share of the domestic non-video toy market. In addition, hundreds of smaller companies compete in the design and development of new toys, the procurement of character and product licenses, and the improvement and expansion of previously introduced products and product lines.

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

Traditional Toys and Electronics

Electronics Products

Our electronic products category includes our Plug It In & Play TV Games®, SpyNet Spy products and Laser Challenge® product lines. Our current  Plug It In & Play TV Games®  titles, geared to the pre-school and leisure gamer segments, include licenses from  Namco®,  Disney,  Marvel® and Nickelodeon® , and feature such games as  SpongeBob SquarePants®, Duck Commander®, Walking Dead®, Dora the Explorer®, Disney Princess®, Ms. Pac-Man® and Pac-Man®.

In 2013, we launched our EZ Pro® DJ platform enabling users to mix and match tunes as well as portable baby monitors, and in 2014 we expect to launch Hero Portal ™ video games with collectible figurines that interact with an all-in-one video console.

Wheels Products

Motorized and plastic toy vehicles and accessories.

Our extreme sports offerings include our MXS line of motorcycles with generic and well-known riders and other vehicles include off-road vehicles and skateboards, which are sold individually and with playsets and accessories. In 2012, we launched our proprietary line of motorized trains and track sets under the brand Power Trains, and in 2014, we will expand the product line to include buildings, automobiles and freeways under the Power City™ brand.  We relaunched our proprietary line of rip cord powered action wheels and propellers, Fly Wheels®.

Action Figures and Accessories

We currently develop, manufacture and distribute other action figures and action figure accessories including those based on the animated series  El Chavo®, Star Wars®, and Batman®, capitalizing on the expertise we built in the action figure category.

In 2013, we expanded our line of 31” figures to include Superman®, Power Rangers® and Star Wars®.  In 2014, we expect to expand the range of large figures to include an assortment of 20” figures.

Dolls

Dolls and accessories include small dolls, large dolls, fashion dolls and baby dolls based on licenses, including Disney Princess®, Disney Fairies®, Cabbage Patch Kids®, and, Graco®, including an extensive line of baby doll accessories that emulate real baby products that mothers today use; plush, infant and pre-school toys, and private label fashion dolls for other retailers and sold to Disney Stores and Disney Parks and Resorts.

In 2013, we launched MiWorld™, a line of mall-based playhouse elements featuring Claire’s, Skechers and O.P.I. among others which incorporates DreamPlay technology adding a virtual experience to a physical toy.

PetProducts

We entered the Pet Products category with our acquisition of Pet Pal, whose products include pet toys, treats, beds, clothes and related pet products. These products are marketed under JAKKS Pets® and our own proprietary brand of assorted pet products under the brand American Classics® as well as licenses including Kong® and numerous other entertainment and consumer product properties.

Role Play, Novelty & Seasonal

Role play and Dress-up Products

Our line of role play and dress-up products for boys and girls features entertainment and consumer products properties such as Disney Princess®,  Disney Fairies®, Dora the Explorer®, and Black & Decker®.  These products generated a significant amount of sales in 2012 and 2013.

Seasonal/ Outdoor Products

We have a wide range of seasonal toys and outdoor and leisure products including our recently acquired Maui line of proprietary products including Sky Ball and Wave Hoop among other outdoor toys.  Our Funnoodle® pool toys include the basic Funnoodle pool floats and a variety of other pool toys.

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

DreamPlay Technology

 In September 2012, we formed a joint venture with NantWorks LLC called DreamPlay Toys LLC to exploit their patented recognition technologies in conjunction with toy and consumer products. In 2013, we launched two lines of toy products which utilize the technologies to enhance the play pattern of the toys as well as enhance the in-store experience of the consumer.  The first product line was based on Disney’s Little Mermaid followed by our propriety concept, MiWorld. Both product lines were accompanied by a software application which brings the toy products to life adding a rich virtual experience to a physical experience. In 2014, we expect to launch updates to these apps as well as launch several other toys with application based product lines.

Sales, Marketing and Distribution

We sell all of our products through our own in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, toy specialty stores and wholesalers. Our three largest customers are Wal-Mart, Target, and Toys ‘R’ Us, which accounted for approximately 46.8% of our net sales in 2012 and 47.8% of our net sales in 2013. With the JAKKS Pets® product line, we distribute pet products to key pet supply retailers Petco and Petsmart in addition to many other pet retailers and our existing customers. We generally sell products to our customers pursuant to letters of credit or, in some cases, on open account with payment terms typically varying from 30 to 90 days. From time to time, we allow our customers credits against future purchases from us in order to facilitate their retail markdown and sales of slow-moving inventory. We also sell our products through e-commerce sites, including Toysrus.com and Amazon.com.

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

Outside of the United States, we currently sell our products primarily in Europe, Australia, Canada, Latin America and Asia. Sales of our products abroad accounted for approximately $132.0 million, or 19.8% of our net sales, in 2012 and approximately $108.7 million, or 17.2% of our net sales, in 2013. We believe that foreign markets present an attractive opportunity, and we plan to intensify our marketing efforts and further expand our distribution channels abroad.

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

We employ a staff of designers for all of our product lines. We occasionally acquire our other product concepts from unaffiliated third parties. If we accept and develop a third party’s concept for new toys, we generally pay a royalty on the sale of the toys developed from this concept, and may, on an individual basis, as well as some of our DreamPlay apps, guarantee a minimum royalty. In addition, we engage third-party developers to program our line of Plug it in & Play TV Games. Royalties payable to inventors and developers generally range from 1% to 5% of the wholesale sales price for each unit of a product sold by us. We believe that utilizing experienced third-party inventors gives us access to a wide range of development talent. We currently work with numerous toy inventors and designers for the development of new products and the enhancement of existing products.

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

Manufacturing and Supplies

Most of our products are currently produced by overseas third-party manufacturers, which we choose on the basis of quality, reliability and price. Consistent with industry practice, the use of third-party manufacturers enables us to avoid incurring fixed manufacturing costs, while maximizing flexibility, capacity and production technology. Substantially all of the manufacturing services performed overseas for us are paid for on open account with the manufacturers. To date, we have not experienced any material delays in the delivery of our products; however, delivery schedules are subject to various factors beyond our control, and any delays in the future could adversely affect our sales. Currently, we have ongoing relationships with over eighty different manufacturers. We believe that alternative sources of supply are available to us although we cannot be assured that we can obtain adequate supplies of manufactured products.

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

The principal raw materials used in the production and sale of our toy products are plastics, zinc alloy, plush, printed fabrics, paper products and electronic components, all of which are currently available at reasonable prices from a variety of sources. Although we do not manufacture our products, we own the majority of the tools, dyes and molds used in the manufacturing process, and these are transferable among manufacturers if we choose to employ alternative manufacturers. Tools, dyes and molds represent a substantial portion of our property and equipment with a net book value of $10.8 million in 2012 and $8.5 million in 2013; substantially all of these assets are located in China.

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

Seasonality and Backlog

In 2013, approximately 70.9% of our net sales were made in the third and fourth quarters. Generally, the first quarter is the period of lowest shipments and sales in our business and in the toy industry and therefore it is also the least profitable quarter due to various fixed costs. Seasonality factors may cause our operating results to fluctuate significantly from quarter to quarter. However, our seasonal products are primarily sold in the spring and summer seasons. Our results of operations may also fluctuate as a result of factors such as the timing of new products (and related expenses) introduced by us or our competitors, the advertising activities of our competitors, delivery schedules set by our customers and the emergence of new market entrants. We believe, however, that the low retail price of most of our products may be less subject to seasonal fluctuations than higher priced toy products.

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

Government and Industry Regulation

Our products are subject to the provisions of the Consumer Product Safety Act (“CPSA”), the Federal Hazardous Substances Act (“FHSA”), the Flammable Fabrics Act (“FFA”) and the regulations promulgated there under. The CPSA and the FHSA enable the Consumer Products Safety Commission (“CPSC”) to exclude from the market consumer products that fail to comply with applicable product safety regulations or otherwise create a substantial risk of injury, and articles that contain excessive amounts of a banned hazardous substance. The FFA enables the CPSC to regulate and enforce flammability standards for fabrics used in consumer products. The CPSC may also require the repurchase by the manufacturer of articles. Similar laws exist in some states and cities and in various international markets. We maintain a quality control program designed to ensure compliance with all applicable laws.

Employees

As of February 28, 2014, we employed 758 persons, all of whom are full-time employees, including three executive officers. We employed 355 people in the United States, 10 people in Canada, 266 people in Hong Kong, 114 people in China, 12 people in the United Kingdom, and 1 person in France. We believe that we have good relationships with our employees. None of our employees are represented by a union.

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

Our Corporate Information

We were formed as a Delaware corporation in 1995. Our principal executive offices are located at 22619 Pacific Coast Highway, Malibu, California 90265. Our telephone number is (310) 456-7799 and our Internet Website address is www.jakks.com. The contents of our website are not incorporated in or deemed to be a part of this Annual Report on Form 10-K.

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

Our business and operating results depend largely upon the appeal of our products. Our continued success in the toy industry will depend upon our ability to redesign, restyle and extend our existing core products and product lines as consumer preferences evolve, and to develop, introduce and gain customer acceptance of new products and product lines. Several trends in recent years have presented challenges for the toy industry, including:

●	the phenomenon of children outgrowing toys at younger ages, particularly in favor of interactive and high technology products;

●	increasing use of technology;

●	shorter life cycles for individual products; and

●	higher consumer expectations for product quality, functionality and value.

We cannot assure you that:

●	our current products will continue to be popular with consumers;

●	the product lines or products that we introduce will achieve any significant degree of market acceptance;

●	the life cycles of our products will be sufficient to permit us to recover licensing, design, manufacturing, marketing and other costs associated with those products.

●	our inclusion of new technology will result in higher sales or increase profits.

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

The success of many of our character-related and theme-related products depends upon the popularity of characters in movies, television programs, live sporting exhibitions, and other media and events. We cannot assure you that:

●	media associated with our character-related and theme-related product lines will be released at the times we expect or will be successful;

●	the success of media associated with our existing character-related and theme-related product lines will result in substantial promotional value to our products; or

●	we will be successful in renewing licenses upon expiration on terms that are favorable to us; or

●	we will be successful in obtaining licenses to produce new character-related and theme-related products in the future.

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

We may not be able to sustain or manage our product line growth, which may prevent us from increasing our net revenues.

Historically, we have experienced growth in our product lines through acquisitions of businesses, products and licenses.  This growth in product lines has contributed significantly to our total revenues over the last few years. For example, revenues associated with companies we acquired since 2008 were approximately $282.6 million and $298.5 million, in 2012 and 2013, respectively, representing 42.4% and 47.2%, respectively, of our total revenues for those periods. As a result, even though we had no acquisitions in 2013, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

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

We cannot assure you that we can identify attractive acquisition candidates or negotiate acceptable acquisition terms, and our failure to do so may adversely affect our results of operations and our ability to sustain growth. Our acquisition strategy involves a number of risks, each of which could adversely affect our operating results, including:

●	difficulties in integrating acquired businesses or product lines, assimilating new facilities and personnel and harmonizing diverse business strategies and methods of operation;

●	diversion of management attention from operation of our existing business;

●	loss of key personnel from acquired companies;

●	failure of an acquired business to achieve targeted financial results; and

●	Limited capital to finance acquisitions.

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

Our three largest customers accounted for 47.8% of our net sales in 2013. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers and pursuant to the terms of certain of our vendor agreements, even some purchase orders may be cancelled without penalty up until delivery. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, and changes in other terms of sale or for us to bear the risks and the cost of carrying inventory could also adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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

We sell products and operate facilities in numerous countries outside the United States. For the year ended December 31, 2013, sales to our international customers comprised approximately 17.2% of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers, located principally in China, and are subject to the risks normally associated with international operations, including:

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

Economic conditions, such as decreased consumer confidence, may adversely impact our margins. In addition, general economic conditions were significantly and negatively affected by the September 11th terrorist attacks and could be similarly affected by any future attacks. Such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could adversely affect our sales and profitability. Other conditions, such as the unavailability of electronics components, may impede our ability to manufacture, source and ship new and continuing products on a timely basis. Significant and sustained increases in the price of oil could adversely impact the cost of the raw materials used in the manufacture of our products, such as plastic.

We may not have the funds necessary to purchase our outstanding convertible senior notes upon a fundamental change or other purchase date, as required by the indenture governing the notes.

On July 24, 2013, the Company sold an aggregate of $100.0 million principal amount of 4.25% Convertible Senior Notes due on August 1, 2018 (the “2018 Notes”).  Holders of the 2018 Notes may convert their notes upon the occurrence of specified events.  Upon conversion, the 2018 Notes will be settled in shares of the Company’s common stock.  The Company used $61.0 million of the approximate $96.0 million in net proceeds from the offering to repurchase at par $61.0 million principal amount of the aggregate of $100.0 million principal amount of 4.50% Convertible Senior Notes due 2014 originally sold on November 10, 2009 (the “2014 Notes”).  The 2014 Notes are senior unsecured obligations of JAKKS, which pay interest semi-annually at a rate of 4.50% per annum and mature on November 1, 2014. Prior to August 1, 2014, holders of the 2014 Notes may convert their notes only upon specified events. Upon conversion, the 2014 Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Holders of the 2014 Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2014 Notes).

We have a history of making acquisitions that result in material amounts of goodwill. Any future acquisitions may also result in material amounts of goodwill which, if impaired, would result in a reduction in our net income.

Goodwill is the amount by which the cost of an acquisition exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill not be amortized but instead be periodically evaluated for impairment based upon the fair value of the reporting unit.  Goodwill currently on our books and any goodwill associated with future acquisitions are subject to impairment risk.

We have a full valuation allowance on the entire balance of deferred taxes on our books since their future realization is uncertain.

Deferred tax assets are realized by prior and future taxable income of appropriate character. Current accounting standards require that a valuation allowance be recorded if it is not likely that sufficient taxable income of appropriate character will be generated to realize the deferred tax assets.  In the fourth quarter of 2012, we established a full valuation allowance against our United States deferred tax assets, resulting in a non-cash charge to income of $91.7 million.

Item 2.  Properties

The following is a listing of the principal leased offices maintained by us as of February 28, 2014:

Property	Location	Approximate Square Feet	Lease Expiration Date
Domestic
Corporate Office	Malibu, California	29,500	February 28, 2015
Showroom and Design Center	Santa Monica, California	28,200	February 28, 2016
Distribution Center	City of Industry, California	800,000	April 30, 2018
Distribution Center	Hickory, NC	139,438	August 31, 2014
Moose Mountain/Kids Only Office	Parisippany-Troy Hills, NJ	2,100	March 31, 2014
Sales Office/Showroom	Bentonville, Arkansas	9,000	September 30, 2014
Showroom	Minneapolis, Minnesota	1,560	December 31, 2014
Disguise Office	Poway, California	24,200	December 31, 2015
Maui Toys Office/Warehouse	Youngstown, Ohio	73,000	Month-to-month
Maui Toys Office	Santa Monica, California	10,000	December 31, 2014
Sales Office	Hoffman Estates, II	3,071	August 31, 2015
Design Office	Culver City, California	28,758	January 31, 2016
International
Distribution Center	Brampton, Ontario, Canada	105,700	December 31, 2014
Europe Office	Berkshire, UK	2,215	February 25, 2015
Hong Kong Headquarters	Kowloon, Hong Kong	36,600	June 30, 2016
Hong Kong Showroom	Kowloon, Hong Kong	22,630	June 30, 2016
Production Inspection and Testing Office	Shenzhen, China	5,417	May 14, 2014
Production Inspection Office	Nanjing, China	501	August 18, 2014
Moose Mountain HK Office	Kowloon, Hong Kong	6,198	June 30, 2015
Production Inspection and Testing Lab	Guangdong, Hong Kong	23,200	December 31, 2014
Tollytots Office	Zhejiang, China	120	April 19, 2014
Tollytots Office	Zhejiang, China	147	April 19, 2014
Moose Mountain Warehouse	Shatin, Hong Kong	1,407	November 30, 2014
Moose Mountain Tooling Office	Guangdong, Hong Kong	792	December 31, 2014

Item 3.  Legal Proceedings

In or about the end of July 2013 two purported class action lawsuits were filed in the United States District Court for the Central District of California: (1) Melot v. JAKKS PACIFIC, INC. et al, Case No. CV13-05388 (JAK) (filed on July 25, 2013); and (2) Dylewicz v. JAKKS PACIFIC, INC. et al, Case No.CV13-5487 (OON) (filed on July 30, 2013) (collectively, the “Class Action”).  The complaints in the Class Action alleged that the Company made false and/or misleading statements concerning the extent of the negative impact that the shift in children’s preference for electronic devices was having on sales of the Company’s more traditional toys, and the extent of the negative impact from poor sales of various of the Company’s licensed products,  and/or that the Company’s financial statements were materially false and misleading.  These allegations make reference to matters contained in the July 17, 2013 Press Release.  The Class Period in the Class Action is from July 17, 2012 –July 17, 2013.  The Class Action sought compensatory and other damages in an undisclosed amount, and alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by each of the defendants (namely the Company and Messrs. Berman and Bennett), and violations of Section 20(a) of the Exchange Act by Messrs. Berman and Bennett.  The Court appointed a lead plaintiff and selected Class Counsel.  An amended complaint (the “FAC”) was filed which alleged the same Class Period and causes of action and the Company has filed a motion to dismiss the FAC.  Briefing is in progress with respect to that motion.  We believe that the claims in the Class Action are without merit and we intend to defend vigorously against them.  However, because the Class Action is in a preliminary stage, we cannot assure you as to its outcome, or that an adverse decision in such action would not have a material adverse effect on our business, financial condition or results of operations.

On February 25, 2014, a shareholder derivative action was filed in the Central District of California by Advisors, G.P. against the Company, nominally, and against Messrs. Berman, Bennett, Miller, Skala, Glick, Ellin, Almagor, Poulsen and Reilly and Ms. Brodsky (Advanced Partners, G.P.,v. Berman, et al., CV14-1420 DSF) (the “Derivative Action”).  The Derivative Action seeks to hold the individual defendants liable for damages allegedly caused to the Company by their actions and, in particular, to hold Messrs. Berman and Bennett liable on contribution and breach of fiduciary duty theories with respect to any liability the Company incurs in connection with the Class Action; to hold  the individual defendants other than Bennett (the “Director Defendants”) then serving as directors liable for alleged violation of Rule 14a-9 in connection with the October 25, 2013 Proxy Statement statements with respect to Berman’s compensation; and to hold certain of the Director Defendants liable for alleged breaches of their fiduciary duties in connection with the Company’s repurchase of stock, transactions with Dr. Patrick Soon, and Berman’s compensation. On March 6, 2014 a shareholder derivative action was filed in the Central District of California by Louisiana municipal Police Employees Retirement System against the Company, nominally, and against the same defendants as in the First Derivative Action (Louisiana Municipal Police Employees Retirement System v, Berman et al , CV14-1670 (GHF) (the “Second Derivative Action”). The Second Derivative Action makes substantially the same claims as set forth above in connection with the First Derivative Action.

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

	Price Range of Common Stock
	High	Low
2012:
First quarter	$17.70	$13.29
Second quarter	19.39	15.10
Third quarter	16.74	14.01
Fourth quarter	14.24	11.83
2013:
First quarter	13.67	10.00
Second quarter	11.35	9.46
Third quarter	11.75	4.45
Fourth quarter	7.24	4.50

Performance Graph

The graph and tables below display the relative performance of our common stock, the Russell 2000 Price Index (the “Russell 2000”) and a peer group index, by comparing the cumulative total stockholder return (which assumes reinvestment of dividends, if any) on an assumed $100 investment on December 31, 2007 in our common stock, the Russell 2000 and the peer group index over the period from January 1, 2008 to December 31, 2013.

In accordance with recently enacted regulations implemented by the Securities and Exchange Commission, we retained the services of an expert compensation consultant.  In the performance of its services, such consultant used a peer group index for its analysis of our compensation policies.   We believe that these companies represent a cross-section of publicly-traded companies with product lines and businesses similar to our own throughout the comparison period and, accordingly, we are using the same peer group for purposes of the performance graph. EMak Worldwide Inc. and THQ Inc. were excluded from the performance peer group in 2013. Our peer group index includes the following companies:  Activision Blizzard, Inc., Electronic Arts, Inc. Hasbro, Inc. Leapfrog Enterprises, Inc., Mattel, Inc., Kid Brands, Inc. and Take-Two Interactive, Inc.

The historical performance data presented below may not be indicative of the future performance of our common stock, any reference index or any component company in a reference index.

Annual Return Percentage

	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013
JAKKS Pacific	(41.3)%	50.3%	(21.6)%	(9.0)%	(45.6)%
Peer Group	23.2	19.5	1.85	0.9	52.4
Russell 2000	(27.1)	26.8	(4.2)	16.3	38.8

Indexed Returns

	January 1, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013
JAKKS Pacific	$100.0	$58.8	$88.3	$69.2	$63.0	$34.3
Peer Group	100.0	123.2	147.1	149.8	151.2	230.3
Russell 2000	100.0	127.1	161.2	154.4	179.8	249.5

Security Holders

To the best of our knowledge, as of March 17, 2014, there were 115 holders of record of our common stock. We believe there are numerous beneficial owners of our common stock whose shares are held in “street name.”

Dividends

In July 2011, we implemented a cash dividend program in the amount of $0.40 per share annually, payable on a quarterly basis to holders of record of our common stock. Effective February 20, 2013, the dividend amount was reduced to $0.28 per share annually and effective July 17, 2013, the dividend program was suspended.  During 2012, we paid total dividends per share of $0.40 to holders of our common stock, and during 2013, we paid total dividends per share of $0.14. During 2012, the Board of Directors declared dividends on a quarterly basis on February 21, 2012, April 18, 2012, July 17, 2012, and October 22, 2012.  During 2013, dividends were declared on a quarterly basis on February 20, 2013 and April 24, 2013.  We paid the dividends during the subsequent quarter in which the dividends were declared. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations.

 On March 5, 2012, our board of directors unanimously adopted a stockholder rights plan and declared a dividend of one right for each outstanding share of our common stock.  The Board adopted the rights plan in response to Oaktree Capital Management's unsolicited and highly conditional indication of interest as well as a subsequent indication by Oaktree Capital Management that it might accumulate additional shares of our stock in the open market.

 The rights plan expired on March 4, 2013.

Equity Compensation Plan Information

The table below sets forth the following information as of the year ended December 31, 2013 for (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders, if any:

(a)  the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)  the weighted-average exercise price of such outstanding options, warrants and rights; and

(c)  other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	127,144	$20.20	1,225,058
Equity compensation plans not approved by security holders	―	―	—
Total	127,144	$20.20	1,225,058

Equity compensation plans approved by our stockholders consists of the 2002 Stock Award and Incentive Plan. An additional 1.4 million shares were added to the number of total issuable shares under the Plan and approved by the Board in 2013. Additionally, 721,752 shares of restricted stock awards remained unvested as of December 31, 2013.

Item 6.  Selected Financial Data

You should read the financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (included in Item 7) and our consolidated financial statements and the related notes (included in Item 8).

	Years Ended December 31,
	2009	2010	2011	2012	2013
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$803,704	$747,268	$677,751	$666,762	$632,925
Cost of sales	600,776	502,318	483,761	468,825	477,146
Gross profit	202,928	244,950	193,990	197,937	155,779
Selling, general and administrative expenses	227,036	194,753	192,710	211,159	195,296
Write-down of intangible assets	8,221	—	―	―	―
Write-down of goodwill	407,125	—	―	―	―
Reorganization charges	12,994	—	―	―	5,015
(Loss) income from operations	(452,448)	50,197	1,280	(13,222)	(44,532)
Change in fair value of business combination liability	—	―	―	―	6,000
(Loss) profit from video game joint venture	(16,128)	6,000	6,000	3,000	―
Equity in net (loss) income of Joint Venture	—	(56)	(34)	130	(3,148)
Interest income	318	333	412	671	327
Interest expense	(7,930)	(6,732)	(8,196)	(9,228)	(9,942)
(Loss) income before provision (benefit) for income taxes	(476,188)	49,742	(538)	(18,649)	(51,295)
Provision (benefit) for income taxes	(90,678)	2,693	(9,010)	86,151	2,611
Net (loss) income	$(385,510)	$47,049	$8,472	$(104,800)	$(53,906)
Basic (loss) earnings per share	$(14.02)	$1.71	$0.32	$(4.37)	$(2.43)
Diluted (loss) earnings per share	$(14.02)	$1.52	$0.32	$(4.37)	$(2.43)
Dividends declared per common share	—	—	$0.20	$0.40	$0.14

In 2013, we booked a charge of $14.9 million related to the write-down of certain excess and impaired inventory.  We also booked a charge of $14.4 million related to the write-down of license advances and minimum guarantees that are not expected to be earned through sales of that licensed product. During the fourth quarter of 2013, we incurred restructuring charges of $5.0 million related to the office space consolidations given the decrease in sales in 2013, and recorded income of $6.0 million related to the reversal of a portion of the Maui earn-out. The Maui earn-out was due to Maui not achieving the prescribed earn-out targets in 2013.

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

	At December 31,
	2009	2010	2011	2012	2013
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$254,837	$278,346	$257,258	$189,321	$117,071
Working capital	352,189	387,252	374,652	186,581	136,337
Total assets	634,093	633,406	615,234	554,825	449,844
Short-term debt	20,262	—	―	70,710	38,098
Long-term debt	86,728	89,458	92,188	94,918	100,000
Total stockholders’ equity	372,109	412,408	393,591	207,220	148,685

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

Due to the subjective nature of the impairment analysis, significant changes in the assumptions used to develop the estimate could materially affect the conclusion regarding the future cash flows necessary to support the valuation of long-lived assets, including goodwill. The valuation of goodwill involves a high degree of judgment and uncertainty related to our key assumptions.  Any changes in our key projections or estimates could result in a reporting unit either passing or failing the first step of the impairment model, which could significantly change the amount of any impairment ultimately recorded.

    Based upon the assumptions underlying the valuation, impairment is determined by estimating the fair value of a reporting unit and comparing that value to the reporting unit’s book value. Goodwill is tested for impairment annually. If the implied fair value is more than the book value of the reporting unit, an impairment loss is not indicated. If impairment exists, the fair value of the reporting unit is allocated to all of its assets and liabilities excluding goodwill, with the excess amount representing the fair value of goodwill. An impairment loss is measured as the amount by which the book value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill.

The Company assessed its goodwill for impairment as of October 1, 2013 for each of its reporting units by evaluating qualitative factors, including, but not limited to, the performance of each reporting unit, general economic conditions, access to capital, the industry and competitive environment, the interest rate environment.  Utilizing the aforementioned, the Company reviewed step-one of its impairment model and determined that it was not more likely than not that the fair value of its reporting units were less than the carrying amounts.  As such, the Company determined there was no indication of impairment to be recorded.
 The amount of goodwill assigned to each of the two reporting units, traditional toys and electronics and role play, novelty and seasonal toys, amounted to $25.3 million and $19.6 million, respectively. Goodwill and intangible assets amounted to $104.6 million as of December 31, 2013.

Goodwill and intangible assets amounted to $104.6 million as of December 31, 2013.

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

Income Allocation for Income Taxes.
Our annual income tax provision and related income tax assets and liabilities are based upon actual income as allocated to the various tax jurisdictions based upon our transfer pricing study, US and foreign statutory income tax rates and tax regulations and planning opportunities in the various jurisdictions in which we operate.  Significant judgment is required in interpreting tax regulations in the U.S. and foreign jurisdictions, and in evaluating worldwide uncertain tax positions.  Actual results could differ materially from those judgments, and changes from such judgments could materially affect our consolidated financial statements.

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

We have not provided for United States federal income and foreign withholding taxes on the undistributed earnings of our foreign subsidiaries because we intend to reinvest such earnings indefinitely. Should we decide to remit this income to the U.S. in a future period, our provision for income taxes may increase materially in the period that our intent changes.

We accrue a tax reserve for additional income taxes and interest, which may become payable in future years as a result of audit adjustments by tax authorities.  The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant.  As of December 31, 2013, our income tax reserves were approximately $2.6 million and relate to the potential income tax audit adjustments, primarily in the areas of income allocation, foreign depreciation allowances and state taxes.

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

New Accounting Pronouncements. In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which requires the release of a cumulative translation adjustment into net income when a parent ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. ASU 2013-05 will be effective for interim and annual reporting periods beginning after December 15, 2013. The Company has not completed its evaluation of ASU 2013-05, but does not expect the adoption of ASU 2013-05 to have a material effect on its operating results or financial position.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	Years Ended December 31,
	2011	2012	2013
Net Sales	100.0%	100.0%	100.0%
Cost of Sales	71.4	70.3	75.4
Gross profit	28.6	29.7	24.6
Selling, general and administrative expenses	28.4	31.7	31.6
Income (loss) from operations	0.2	(2.0)	(7.0)
Profit (loss) from joint venture	0.9	0.5	(0.5)
Change in fair value of business combination liability	―	―	0.9
Interest income	0.1	0.1	0.1
Interest expense	(1.2)	(1.4)	(1.6)
Loss before provision (benefit) for income taxes	―	(2.8)	(8.1)
Provision (benefit) for income taxes	(1.3)	12.9	0.4
Net income (loss)	1.3%	(15.7)%	(8.5)%

The following table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Years Ended December 31,
	2011	2012	2013

Net Sales
Traditional Toys and Electronics	$348,852	$363,681	$320,565
Role Play, Novelty and Seasonal Toys	328,899	303,081	312,360
	677,751	666,762	632,925
Cost of Sales
Traditional Toys and Electronics	247,951	249,860	244,183
Role Play, Novelty and Seasonal Toys	235,810	218,965	232,963
	483,761	468,825	477,146
Gross Margin
Traditional Toys and Electronics	100,901	113,821	76,382
Role Play, Novelty and Seasonal Toys	93,089	84,116	79,397
	$193,990	$197,937	$155,779

Comparison of the Years Ended December 31, 2013 and 2012

Net Sales

Traditional Toys and Electronics.   Net sales of our Traditional Toys and Electronics segment were $320.6 million in 2013, compared to $363.7 million in 2012, representing a decrease of $43.1 million, or 11.9%.  The decrease in net sales was primarily due to decreases in unit sales of our action figures based on the animation series Monsuno®, and Pokemon®.  This was offset in part by increases in unit sales of some products, 31 inch action figures based on Star Wars® characters, and action figures, plush, and playsets based on the Smurfs®.

Role Play, Novelties and Seasonal Products.  Net sales of our Role Play, Novelties and Seasonal Products were $312.4 million in 2013, compared to $303.1 million in 2012, representing an increase of $9.3 million, or 3.1%.  The increase in net sales was primarily due to sales contribution of our recently acquired Maui Toys division.

Cost of Sales

Traditional Toysand Electronics.  Cost of sales of our Traditional Toys and Electronics segment was $244.2 million, or 76.2% of related net sales, in 2013, compared to $249.9 million, or 68.7% of related net sales, in 2012, representing a decrease of $5.7 million, or 2.3%.  This percentage cost of sales increase was primarily due to charges in 2013 of $9.4 million related to the write-down of license advances and minimum guarantees that are not expected to be earned through sales of that licensed product, whereas 2012 charges related to the write-down of licenses was approximately $3.7 million. Excluding these charges, cost of sales was $234.8 million in 2013 and $246.2 million in 2012, representing a decrease of $11.4 million, or 4.6%, this decrease primarily consisted of an increase in product costs of $5.8 million, which is in line with the lower volume of sales.   Excluding the license impairment charges, royalty expense for our Traditional Toys and Electronics segment decreased by $3.9 million, which is in line with the lower volume of sales.  Our depreciation of molds and tools expense decreased by $1.7 million from 2012 to 2013.  This is due to a decrease in new products from 2012.

Role Play, Novelties and Seasonal Products.  Cost of sales of our Role Play, Novelties and Seasonal Products segment was $233.0 million in 2013, or 74.6% of related net sales, compared to $219.0 million in 2012, or 72.2% of related net sales, representing an increase of $14.0 million, or 6.4%.  This percentage cost of sales increase was partially due to charges of $4.0 million and $3.6 million in 2013 and 2012, respectively, related to the write-down of license advances and minimum guarantees that are not expected to be earned out through sales of that licensed product.  Excluding these charges, cost of sales was $229.0 million in 2013 and $215.4 million in 2012, representing an increase of $13.6 million, or 6.3%.  This increase primarily consisted of an increase in product costs of $12.3 million, which is in line with the higher volume of sales.   Excluding the license impairment charges, royalty expense increased by $1.2 million, which is in line with the higher volume of sales.  Our depreciation of molds and tools expense is comparable year over year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $200.3 million in 2013 and $211.2 million in 2012, constituting 31.6% and 31.7% of net sales, respectively.  The overall decrease of $10.9 million was primarily due to legal and financial advising fees related to the unsolicited indication of interest to acquire our company ($4.0 million), salary and employee benefits ($1.4 million), travel expenses ($1.6 million), advertising ($15.5 million), and tradeshow expenses ($0.6 million), and commission expenses ($1.1 million).  This was offset in part by increases in amortization expense related to intangible assets other than goodwill ($2.4 million), legal expenses ($1.7 million), rent expense ($1.2 million), bad debt recovery ($0.9 million), currency exchange gains ($1.5 million), temporary help ($0.7 million) and reorganization charges ($5.0 million).

Reorganization Charges

We incurred reorganization charges in 2013 to consolidate and stream-line our existing business functions.  This was necessary given the decreased volume of consolidated sales in 2013 from 2012.  Restructuring charges relate to the termination of lease obligations, one-time severance termination benefits, and other contract terminations and are accounted for in accordance with “Exit and Disposal Cost Obligations,” ASC 420-10.  We establish a liability for a cost associated with an exit or disposal activity when a liability is incurred, rather than at the date we commit to an exit plan.

The components of the reorganization charges are as follows (in thousands):

	Accrued Balance			Accrued Balance
	December 31, 2012	Accrual	Actual	December 31, 2013
2013 lease abandonment costs	$—	$2,962	$—	$2,962
2009 lease abandonment costs	2,241	—	(1,022)	1,219
Total reorganization charges	$2,241	$2,962	$(1,022)	$4,181

Profit from Video Game Joint Venture

We recognized $3.0 million in 2012 in income related to our video game joint venture and nil in 2013.  Pursuant to a Settlement Agreement and Mutual Release dated December 22, 2009, the joint venture was terminated on December 31, 2009 and we received and recorded as income as we received fixed payments from THQ of $6.0 million in 2011 and $3.0 million in 2012.  Although an amended settlement agreement called for the payment of an additional $1.0 million October 30, 2012 (which we received) and $0.4 million each in ten consecutive monthly payments beginning February 28, 2013, on December 19, 2012, THQ filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Court, and on January 24, 2013 the US Bankruptcy Court approved the sale of most of THQ’s assets to multiple buyers.  Given that the final payment received from THQ (in October 2012) was within 90 days of their filing for bankruptcy, we have not recognized this payment as income and have reserved the amount received pending the final settlement of THQ’s assets in accordance with bankruptcy law.

Interest Income

Interest income in 2013 was $ 0.3 million, comparable to $0.7 million in 2012. The decrease in interest income is due to lower cash balances in 2013.

Interest Expense

Interest expense was $9.9 million in 2013, as compared to $9.2 million in 2012. The increase is due to the additional interest expense related to our convertible senior notes payable due in 2018 and the interest expense attributed to our Maui acquisition. In 2013, we recorded interest expense of $8.1 million related to our convertible senior notes payable, $0.9 million related to our credit facility and $0.8 million related to the interest component of our Maui acquisition earn out payment.  In 2012, we recorded interest expense of $8.0 million related to our convertible senior notes payable, $0.8 million related to our credit facility and $0.4 million related to the interest component of our Maui acquisition earn out payment.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $2.6 million, or an effective tax rate of (5.1%)  for 2013. During 2012, the income tax expense was $86.2 million, or an effective tax rate of (462%).

 The 2013 tax expense of $2.6 million included a discrete tax benefit of $0.3 million comprised of uncertain tax positions and return to provision true-ups (see Note 13 of the Notes to Consolidated Financial Statements.) Absent these discrete tax expenses, our effective tax rate for 2013 was (5.8%), primarily due to a full valuation allowance on the Company's United States deferred tax assets and the foreign rate differential between the United States and Hong Kong. The foreign rate differential is impacted by the proportion of Hong Kong earnings to overall earnings and is expected to vary depending on the level of consolidated earnings.

 The 2012 tax expense of $86.2 million are discrete tax expenses of $92.5 million comprised of expense of $91.7 million relating to the establishment of a 100% valuation allowance against our U.S. deferred tax assets, $0.4 million benefit related to reduction of uncertain tax positions due to statute expiration, $0.5 million expense related to state tax apportionment changes and $0.7 million expense related to income tax audit settlement (see Note 13 of the Notes to Consolidated Financial Statements).  Absent these discrete tax expenses, our effective tax rate for 2012 was 34.2%, primarily due to the foreign rate differential between the United States and Hong Kong. The foreign rate differential is impacted by the proportion of Hong Kong earnings to overall earnings and is expected to vary depending on the level of consolidated earnings.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets by jurisdiction.  For the three-year period ended December 31, 2013, we were in a cumulative pre-tax loss position in the U.S.  On the basis of this evaluation, as of December 31, 2013, a valuation allowance of $108.3 million has been recorded against the U.S. deferred tax assets that more likely than not will not be realized.  The net deferred tax liabilities of $3.0 million represent the net deferred tax liabilities in the foreign jurisdiction, where we are in a cumulative income position.

As of December 31, 2013, we had net deferred tax liabilities of approximately $3.0 million related to foreign jurisdictions.

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

Cost of Sales

Traditional Toysand Electronics.  Cost of sales of our Traditional Toys and Electronics segment was $249.9 million, or 68.7% of related net sales, in 2012, compared to $248.0 million, or 71.1% of related net sales, in 2011, representing an increase of $1.9 million, or 0.8%.  This percentage cost of sales decrease was primarily due to charges in 2011 of $12.8 million related to the write-down of license advances and minimum guarantees that are not expected to be earned through sales of that licensed product, whereas 2012 charges related to the write-down of licenses was approximately $3.7 million. Excluding these charges, cost of sales was $235.2 million in 2011 and $246.2 million in 2012, representing an increase of $11.0 million, or 4.7%, this increase primarily consisted of an increase in product costs of $7.5 million, which is in line with the higher volume of sales.   Excluding the license impairment charges, royalty expense for our Traditional Toys and Electronics segment increased by $3.7 million, which is in line with the higher volume of sales.  Our depreciation of molds and tools was comparable year over year.

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

The components of the reorganization charges are as follows (in thousands):

	Accrued Balance			Accrued Balance
	December 31, 2011	Accrual	Actual	December 31, 2012
Lease abandonment costs 2009	$3,484	$—	$(1,243)	$2,241

Total reorganization charges	$3,484	$—	$(1,243)	$2,241

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

Interest Income

Interest income in 2012 was $0.7 million, comparable to $0.4 million in 2011. The decrease in interest income is due to lower cash balances in 2012.

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

	2012				2013
	First	Second	Third	Fourth	First	Second	Third	Fourth
(unaudited)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Net sales	$73,405	145,359	314,491	133,507	$78,069	106,232	310,894	137,730
As a % of full year	11.0%	21.8%	47.2%	20.0%	12.3%	16.8%	49.1%	21.8%
Gross Profit	23,566	46,893	96,712	30,766	$23,379	2,238	91,395	38,767
As a % of full year	11.9%	23.7%	48.9%	15.5%	15.0%	1.4%	58.7%	24.9%
As a % of net sales	32.1%	32.3%	30.8%	23.0%	29.9%	2.1%	29.4%	28.1%
(Loss) income from operations	(19,410)	107	37,296	(31,215)	(23,845)	(44,288)	39,653	(16,052)
As a % of full year	146.8%	(0.8)%	(282.1)%	236.1%	53.5%	99.5%	(89.0)%	36.0%
As a % of net sales	(26.4)%	0.1%	11.9%	(23.4)%	(30.5)%	(41.7)%	12.8%	(11.7)%
(Loss) income before provision (benefit) for income taxes	(21,192)	288	36,426	(34,171)	(27,262)	(47,018)	36,875	(13,890)
As a % of net sales	(28.9)%	0.2%	11.6%	(25.6)%	(34.9)%	(44.3)%	11.9%	(10.1)%
Net (loss) income	(16,000)	214	30,443	(119,457)	(27,562)	(46,873)	36,597	(16,068)
As a % of net sales	(21.8)%	0.1%	9.7%	(89.5)%	(35.3)%	(44.1)%	11.8%	(11.7)%
Diluted (loss) earnings per share	$(0. 62)	0.01	1.10	(5.45)	$(1.26)	(2.14)	1.11	(0.73)
Weighted average shares and equivalents outstanding	25,831	25,870	28,933	21,923	21,873	21,290	34,283	22,073

Consistent with the seasonality of our business, first quarter 2012 and 2013 experienced seasonally low sales which coupled with fixed overhead including incremental overhead from the 2012 acquisition of Moose Mountain, resulted in significant net losses.

In the fourth quarter of 2013, income of $6.0 million was recognized in connection with the change in fair value of the Maui acquisition liability.

In the fourth quarter of 2012 and the second quarter of 2013, we experienced poor performance of some of our products which coupled with advertising commitments, license royalty shortfalls and retailer markdowns due to lower than anticipated sales and sell-through, resulted in significant net losses.

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

Debt with Conversion and Other Options

The provisions of ASC 470-20, “Debt with Conversion and Other Options” are applicable to the 4.5% convertible notes, see Note 12, Convertible Senior Notes.  ASC 470-20 requires that we separately account for the liability (debt) and equity (conversion feature) components of the Notes in a manner that reflects our nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods. We allocated $13.7 million of the $100.0 million principal amount of the Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense through November 1, 2014.  Accordingly, our effective annual interest rate on the Notes will be approximately 7.3%. The Notes are classified as short-term debt in the balance sheet at December 31, 2013 based on their November 1, 2014 maturity date.  The Company repurchased $61.0 million of the 2014 Notes during the quarter ended September 30, 2013 as discussed below, with $2.8 million of the price allocated to the repurchase of the related equity component. In addition, approximately $2.2 million of the unamortized debt discount and $0.6 million of debt issuance costs were written off in connection with the repurchase of the 2014 Notes. The balance of the unamortized debt discount was $5.1 million and $0.9 million at December 31, 2012 and December 31, 2013, respectively.

On July 24, 2013, the Company sold an aggregate of $100.0 million principal amount of 4.25% Convertible Senior Notes due 2018 (the “2018 Notes”).  The 2018 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on August 1 and February 1 of each year at a rate of 4.25% per annum and will mature on August 1, 2018.  The initial conversion rate for the 2018 Notes will be 114.3674 shares of our common per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.74 per share of common stock, subject to adjustment in certain events.  Holders of the 2018 Notes may convert their notes upon the occurrence of specified events.  Upon conversion, the 2018 Notes will be settled in shares of the Company’s common stock.  The Company used $61.0 million of the approximate $96.0 million in net proceeds from the offering to repurchase at par $61.0 million principal amount of the 2014 Notes. The remainder of the net proceeds will be used for general corporate purposes.

Liquidity and Capital Resources

As of December 31, 2013, we had working capital of $136.3 million, compared to $186.6 million as of December 31, 2012. This decrease was primarily attributable to the reclassification of long term debt to short term debt of $39.0 million, and changes in our tax positions of $10.7 million.

Operating activities provided net cash of $44.3 million and $24.2 million and used $22.5 million for the years ended December 31, 2011, 2012 and 2013, respectively.   Net cash was impacted primarily by our net loss, adjusted for non-cash items such as deferred income taxes, depreciation and amortization.  Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 67 days, 73 days, and 68 days as of December 31, 2011, 2012, and 2013, respectively. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of December 31, 2013, we had cash and cash equivalents of $117.1 million.

Cash used in investing activities totaled $36.3 million, $72.7 million and $10.8 million for the years ended December 31, 2011, 2012, and 2013, respectively.  Cash used in 2013 consisted primarily of $10.1 million cash paid for the purchase of office furniture and equipment and molds and tooling used in the manufacturing of our products. Cash used in 2012 consisted primarily of $36.2 million cash paid and liabilities incurred for the Maui acquisition, $13.1 million cash paid for the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products, the $10.9 million investment in JKID, $8.0 million cash paid to NantWorks LLC for recognition technology exclusivity rights, and the $7.0 million paid to NantWorks LLC for our ownership interest in DreamPlay LLC.  In 2011, our investing activities consisted primarily of cash paid for the Moose Mountain Acquisition of $16.0 million, Tollytots earn-out of $1.7 million, Kids Only earn-out of $3.7 million, and $12.5 million cash paid for the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 14% payable on net sales of such products. As of December 31, 2013, these agreements required future aggregate minimum guarantees of $59.2 million, exclusive of $30.4 million in advances already paid. Of this $59.2 million future minimum guarantee, $34.2 million is due over the next twelve months.

Cash used in financing activities totaled $29.1 million, $19.4 million and $39.0 million for the years ended December 31, 2011, 2012 and 2013, respectively.  The cash used relates to payment of the credit facility, and partial retirement of existing notes, offset by net proceeds.

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 31, 2013 and is based upon information appearing in the notes to the consolidated financial statements (in thousands):

	Less than 1 year	1 – 3 years	3 – 5 years	More Than 5 years	Total
Short-term debt	$39,000	$—	$—	$—	$39,000
Long-term debt	—	—	100,000	—	100,000
Interest on debt	5,713	8,500	6,729	—	20,942
Operating leases	15,662	20,604	6,675	92	43,033
Minimum guaranteed license/royalty payments	34,195	23,178	1,874	―	59,247
Employment contracts	7,843	6,975	2,605	—	17,423
Total contractual cash obligations	$102,413	$59,257	$117,883	$92	$279,645

The above table excludes any potential uncertain income tax liabilities that may become payable upon examination of our income tax returns by taxing authorities. Such amounts and periods of payment cannot be reliably estimated. See Note 13 to the consolidated financial statements for further explanation of our uncertain tax positions.

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

In July 2012, we acquired all of the stock of Maui, Inc., an Ohio corporation, Kessler Services, Inc., a Nevada corporation, and A.S. Design Limited, a Hong Kong corporation (collectively, “Maui”).  The initial cash consideration totaled $36.2 million.  In addition, we agreed to pay an earn-out of up to an aggregate amount of $18.0 million in cash over the three calendar years following the acquisition based upon the achievement of certain financial performance criteria, which has been accrued and recorded as goodwill as of December 31, 2012.  All future changes to the earn-out liability will be charged to income. In 2013, the earn-out was not achieved and the related liability of $6.0 million was reversed to other income.  Maui is a leading manufacturer and distributor of spring and summer activity toys and impulse toys and was included in our results of operations from the date of acquisition.

In October 2011, we acquired all of the stock of Moose Mountain Toymakers Limited, a Hong Kong company, and a related New Jersey company, Moose Mountain Marketing, Inc. (collectively, “Moose Mountain”).  The total initial consideration of $31.5 million consisted of $16.0 million in cash and the assumption of liabilities in the amount of $15.5 million, and resulted in goodwill of $13.5 million. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.3 million in cash over the three calendar years following the acquisition based upon the achievement of certain financial performance criteria.  We have paid $1.75 million for the earn-out related to the year ended 2012 and $1.75 million for the earn-out related to the year ended 2013.  The fair value of the expected earn-out was included in goodwill and assumed liabilities as of December 31, 2011.  Moose Mountain is a leading designer and producer of foot to floor ride-ons, inflatable environments, wagons, pinball machines and tents and was included in our results of operations from the date of acquisition.

In September 2012, we entered into a secured credit facility with Wells Fargo Bank, National Association (the “Loan Agreement”). The Loan Agreement provided for a $75 million working capital revolving credit facility. The amounts outstanding under the revolving credit facility were originally payable in full upon maturity of the credit facility on April 30, 2013.  The amount outstanding on the credit facility at December 31, 2012 was $70.7 million.

By amendment to the Loan Agreement dated March 28, 2013 the Bank granted an over advance of up to $30.0 million of which $29.0 million was advanced on March 29, 2013. In addition, the maturity date was changed to April 2, 2013, on which date we paid off the credit facility in full.  We are in the process of obtaining a replacement credit facility. If we are unable to obtain a replacement facility our operations and growth prospects may be adversely affected, and we might need to seek additional equity or debt financing. There is no assurance that such alternative would be available on acceptable terms at all.  Furthermore, any equity financing could result in dilution to existing stockholders and any debt financing might include restrictive covenants that could impede on ability to effectively operate and grow our business in the future.

In November 2009, the Company sold an aggregate of $100.0 million principal amount of 4.50% Convertible Senior Notes due 2014 (the “2014 Notes”). The 2014 Notes, which are senior unsecured obligations of the Company, pay cash interest semi-annually at a rate of 4.50% per annum and will mature on November 1, 2014. The initial conversion rate was 63.2091 shares of JAKKS common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment under certain circumstances. As a result of the cash dividend of $0.10 per share declared by the Board of Directors paid October 3, 2011, January 3, 2012, April 2, 2012, July 2, 2012, October 1, 2012 and January 2, 2013 and of $0.07 per share declared by the Board paid April 1, 2013 and July 1, 2013 and the above-market self-tender offer in July 2012 (see Note 15 – Common Stock and Preferred Stock), the new conversion rate is 68.8564 shares of JAKKS common stock per $1,000 principal amount of notes (or approximately $14.52 per share). Prior to August 1, 2014, holders of the 2014 Notes may convert their notes only upon the occurrence of specified events. Upon conversion, the 2014 Notes may be settled, at the Company’s election, in cash, shares of its common stock or a combination of cash and shares of its common stock. Holders of the 2014 Notes may require that the Company repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined).  On July 24, 2013, the Company repurchased an aggregate of $61.0 million principal amount of these notes at par plus accrued interest with a portion of the net proceeds from the issuance of $100.0 million principal amount of 4.25% convertible senior notes due 2018 resulting in a gain on extinguishment of $0.1 million.

We believe that our cash flows from operations and cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. We expect our capital expenditures to be approximately $12.0 million in 2014.  Although operating activities are expected to provide cash, to the extent we make any acquisitions or grow significantly in the future, our operating and investing activities may use cash and, consequently, any acquisitions or growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. We intend to finance our long-term liquidity requirements out of net cash provided by operations and net cash and cash equivalents.  As of December 31, 2013, we do not have any off-balance sheet arrangements.

We have cumulative undistributed earnings of non-U.S. subsidiaries that we consider to be permanently reinvested outside the U.S.  Should those earnings be repatriated to the U.S., we would incur additional tax expense.  Other than for short-term financing needs of our U.S. parent company, we do not intend to repatriate those earnings to the U.S.  The amount of cash and short term investments held by our foreign subsidiaries was $182.6 million and $77.7 million for the years ended December 31, 2012 and 2013, respectively.

During the last three fiscal years ending December 31, 2013, we do not believe that inflation has had a material impact on our net sales and revenues and on income from continuing operations.

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

Interest Rate Risk

In November 2009, we issued convertible senior notes payable of $100.0 million with a fixed interest rate of 4.50% per annum, of which $39.0 million remain outstanding as of December 31, 2013.  In addition, on July 24, 2013, we issued convertible senior notes payable of $100.0 million principal amount with a fixed interest rate of 4.25% per annum, which remain outstanding as of December 31, 2013.  As the interest rates on the notes are at fixed rates, we are not generally subject to any direct risk of loss related to these notes arising from changes in interest rates.

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
Malibu, California

We have audited the accompanying consolidated balance sheets of JAKKS Pacific, Inc. as of December 31, 2012 and 2013 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013.  In connection with our audits of the financial statements, we have also audited the financial statement schedule (Schedule II) listed in the accompanying index.  The financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JAKKS Pacific, Inc. at December 31, 2012 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), JAKKS Pacific, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Los Angeles, California
March 17, 2014

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2013
	(In thousands, except
	share data)
Assets
Current assets
Cash and cash equivalents	$189,321	$117,071
Marketable securities	218	220
Accounts receivable, net of allowance for uncollectible accounts of $2,536 and $2,928, at December 31, 2012 and 2013 respectively	105,455	101,223
Inventory, net	59,690	46,784
Income tax receivable	24,008	24,008
Deferred income taxes	7,058	3,953
Prepaid expenses and other	20,306	27,673
Total current assets	406,056	320,932
Property and equipment
Office furniture and equipment	14,268	14,312
Molds and tooling	73,487	78,096
Leasehold improvements	7,044	4,917
Total	94,799	97,325
Less accumulated depreciation and amortization	78,973	86,229
Property and equipment, net	15,826	11,096
Intangibles	67,054	57,439
Other long term assets	4,584	6,175
Investment in DreamPlay LLC	7,000	7,000
Investment in joint venture	3,161	18
Goodwill, net	48,836	44,876
Trademarks, net	2,308	2,308
Total assets	$554,825	$449,844
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$37,793	$25,275
Accrued expenses	63,677	69,086
Reserve for sales returns and allowances	34,373	31,374
Income taxes payable	12,922	20,762
Short term debt	70,710	38,098
Total current liabilities	219,475	184,595
Convertible senior notes, net	94,918	100,000
Other liabilities	18,345	7,021
Income taxes payable	4,687	2,597
Deferred income taxes	10,180	6,946
Total liabilities	347,605	301,159
Commitments and Contingencies
Stockholders’ equity
Preferred shares, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 21,969,355 and 22,668,680 shares issued and outstanding in 2012 and 2013, respectively	22	23
Additional paid-in capital	202,577	200,665
Retained earnings (accumulated deficit)	8,836	(48,154)
Accumulated other comprehensive loss	(4,215)	(3,849)
Total stockholders’ equity	207,220	148,685
Total liabilities and stockholders’ equity	$554,825	$449,844

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2012	2013
	(In thousands, except per share amounts)
Net sales	$677,751	$666,762	$632,925
Cost of sales	483,761	468,825	477,146
Gross profit	193,990	197,937	155,779
Selling, general and administrative expenses	192,710	211,159	200,311
Income (loss) from operations	1,280	(13,222)	(44,532)
Profit from joint ventures	6,000	3,000	--
Change in fair value of business combination liability	--	--	6,000
Equity in net income (loss) of joint venture	(34)	130	(3,148)
Interest income	412	671	327
Interest expense	(8,196)	(9,228)	(9,942)
Loss before provision (benefit) for income taxes	(538)	(18,649)	(51,295)
(Benefit) provision for income taxes	(9,010)	86,151	2,611
Net income (loss)	$8,472	$(104,800)	$(53,906)
Basic earnings (loss) per share	$0.32	$(4.37)	$(2.43)
Basic weighted number of shares	26,760	23,963	22,200
Diluted earnings (loss) per share	$0.32	$(4.37)	$(2.43)
Diluted weighted number of shares	26,893	23,963	22,200

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2011	2012	2013
	(In thousands)

Net income (loss)	$8,472	$(104,800)	$(53,906)
Other comprehensive income (loss):
Foreign currency translation adjustment	147	(74)	366
Comprehensive income (loss)	$8,619	$(104,874)	$(53,540)

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013
(In thousands)

	Common Stock					Accumulated
				Additional		Other	Total
	Number		Treasury	Paid-in	Retained	Comprehensive	Stockholders’
	of Shares	Amount	Stock	Capital	Earnings	Loss	Equity
Balance, December 31, 2010	27,611	$28	$(5,641)	$302,425	$119,884	$(4,288)	$412,408
Exercise of options	18	―	―	276	―	―	276
Exercise of warrants	100	―	―	1,135	―	―	1,135
Excess tax benefit on stock options	―	―	―	363	―	―	363
Restricted stock grants	141	―	―	1,594	―	―	1,594
Dividends declared	―	―	―	―	(5,182)	―	(5,182)
Retirement of common stock	(1,772)	(2)	5,641	(29,998)	―	―	(24,359)
Retirement of restricted stock	(155)	―	―	(1,263)	―	―	(1,263)
Net income	―	―	―	―	8,472	―	8,472
Foreign currency translation adjustment	―	―	―	―	―	147	147
Balance, December 31, 2011	25,943	26	―	274,532	123,174	(4,141)	393,591
Exercise of options	8	―	―	101	―	―	101
Excess tax deficiency on stock options	―	―	―	(114)	―	―	(114)
Restricted stock grants	32	―	―	1,122	―	―	1,122
Dividends declared	―	―	―	―	(9,538)	―	(9,538)
Issued warrants	―	―	―	7,035	―	―	7,035
Retirement of restricted stock	(14)	―	―	(103)	―	―	(103)
Repurchase of common stock	(4,000)	(4)	―	(79,996)	―	―	(80,000)
Net loss	―	―	―	―	(104,800)	―	(104,800)
Foreign currency translation adjustment	―	―	―	―	―	(74)	(74)
Balance, December 31, 2012	21,969	22	―	202,577	8,836	(4,215)	207,220
Excess tax deficiency on stock options	―	―		―	(160)	―	―	(160)
Restricted stock grants	707	1		―	1,084	―	―	1,085
Dividends declared	―	―		―	―	(3,084)	―	(3,084)
Retirement of restricted stock	(7)	―		―	(34)	―	―	(34)
Repurchase of equity component of convertible notes	―	―		―	(2,802)	―	―	(2,802)
Net loss	―	―		―	―	(53,906)	―	(53,906)
Foreign currency translation adjustment	―	―		―	―	―	366	366
Balance, December 31, 2013	22,669	$23	$	―	$200,665	$(48,154)	$(3,849)	$148,685

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2012	2013
	(In thousands)
Cash flows from operating activities
Net income (loss)	$8,472	$(104,800)	$(53,906)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,931	24,628	24,599
Share-based compensation expense	1,594	1,122	1,085
Loss on disposal of property and equipment	470	54	3,060
Change in fair value of business combination liability	—	—	(6,000)
Gain on extinguishment of convertible notes	—	—	(84)
Equity in net loss of joint ventures	34	169	3,148
Deferred income taxes	(628)	82,394	(129)
Effect of foreign currency translation	—	—	(66)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	27,816	1,249	4,232
Inventory	(3,020)	(10,666)	12,906
Prepaid expenses and other	2,936	11,793	(6,367)
Income tax receivable	(5,114)	158	—
Accounts payable	(16,700)	12,173	(12,518)
Accrued expenses	(8,330)	4,994	16,283
Income taxes (payable) receivable	(4,269)	10,193	5,750
Reserve for sales returns and allowances	15,062	(9,067)	(2,999)
Other liabilities	5	(97)	(11,324)
Excess tax deficiency from exercise of stock options and vesting of restricted stock	—	(114)	(160)
Total adjustments	35,787	128,983	31,416
Net cash provided by (used in) operating activities	44,259	24,183	(22,490)
Cash flows from investing activities
Purchases of property and equipment	(12,455)	(13,066)	(10,129)
Change in other assets	271	(459)	(135)
Proceeds from sale of property and equipment	26	—	—
Investment in DreamPlay LLC	—	(7,000)	—
Contributions to joint venture	(2,696)	(1,524)	(1,636)
Distributions from joint venture		930	1,149
Cash paid for intangible assets	—	(8,000)	—
Cash paid for net assets of businesses acquired	(21,429)	(43,620)	—
Net purchases of marketable securities	(7)	(5)	(2)
Net cash used in investing activities	(36,290)	(72,744)	(10,753)
Cash flows from financing activities
Proceeds from stock options exercised	276	101	—
Proceeds from warrants exercised	1,135	—	—
Common stock surrendered	(1,263)	(103)	(34)
Common stock repurchased	(24,359)	(80,000)	—
Proceeds from (repayment of) credit facility borrowings	—	70,710	(70,710)
Credit facility costs	—	(546)	—
Dividends paid	(5,182)	(9,538)	(3,084)
Proceeds from issuance of convertible notes	—	—	100,000
Bank fees related to convertible notes	—	—	(4,179)
Retirement of senior convertible notes	(27)	—	(61,000)
Tax benefit from stock options exercised	363	—	—
Net cash used in financing activities	(29,057)	(19,376)	(39,007)
Net decrease in cash and cash equivalents	(21,088)	(67,937)	(72,250)
Cash and cash equivalents, beginning of year	278,346	257,258	189,321
Cash and cash equivalents, end of year	$257,258	$189,321	$117,071
Cash paid (refunded) during the period for:
Interest	$4,534	$5,051	$4,408
Income taxes	$(7,249)	$(9,020)	$(4,644)

See Notes 4, 5 and 19 for additional supplemental information to consolidated statements of cash flows.

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual future results could differ from those estimates.

Revenue recognition

Revenue is recognized upon the shipment of goods to customers or their agents, depending upon terms, provided there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectability is reasonably assured.

Generally the Company does not allow product returns.  It provides its customers a negotiated allowance for breakage or defects, which is recorded when the related revenue is recognized. However, the Company does make occasional exceptions to this policy and consequently accrues a return allowance based upon historic return amounts and management estimates.  The Company occasionally grants credits to facilitate markdowns and sales of slow moving merchandise. These credits are recorded as a reduction of gross sales at the time of the sale.

The Company’s reserve for sales returns and allowances decreased by $3.0 million from $34.4 million as of December 31, 2012 to $31.4 million as of December 31, 2013.  This decrease was primarily due to certain customers taking their year-end allowances related to 2012 and 2013 during 2013.

Fair value measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based upon these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based upon observable inputs used in the valuation techniques, the Company is required to provide information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values into three broad levels as follows:

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31 (in thousands):

		Fair Value Measurements
	Carrying Amount as of	As of December 31, 2012
	December 31, 2012	Level 1	Level 2	Level 3

Cash equivalents	$102,173	$102,173	$—	$—
Marketable securities	218	218	—	—
	$102,391	$102,391	$—	$—

		Fair Value Measurements
	Carrying Amount as of	As of December 31, 2013
	December 31, 2013	Level 1	Level 2	Level 3

Cash equivalents	$42,454	$42,454	$—	$—
Marketable securities	220	220	—	—
	$42,674	$42,674	$—	$—

The Company’s accounts receivable, short term debt, accounts payable and accrued expenses represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of fair value.

The fair value of the 4.50% convertible senior notes payable due 2014 as of December 31, 2012, and 2013 was approximately $107.9 million and $37.7 million, respectively, and the fair value of the 4.25% convertible senior notes payable due 2018 as of December 31, 2013 was $97.4 million based upon the most recent quoted market prices. The fair values of the convertible senior notes are considered to be Level 2 measurements on the fair value hierarchy.

For the years ended December 31, 2012 and 2013, there was no impairment to the value of the Company’s non-financial assets.

Inventory

Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs and in-bound freight and duty, is valued at the lower of cost (first-in, first-out) or market, net of inventory obsolescence reserve, and consists of the following (in thousands):

	December 31,
	2012	2013
Raw materials	$3,296	$1,784
Finished goods	56,394	45,000
	$59,690	$46,784

Property and equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over their estimated useful lives as follows:

Office equipment	5 years
Automobiles	5 years
Furniture and fixtures	5 - 7 years
Leasehold improvements	Shorter of length of lease or 10 years

The Company uses the usage method as its depreciation methodology for molds and tools used in the manufacturing of its products, which is more closely correlated to production of goods.  The Company believes that the usage method more accurately matches costs with revenues.  Furthermore, the useful estimated life of molds and tools is two years.

For the years ended December 31, 2011, 2012, and 2013, the Company’s aggregate depreciation expense related to property and equipment was $13.9 million, $13.6 million, and $11.8 million, respectively.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes all changes in equity from non-owner sources. The Company accounts for other comprehensive income in accordance with ASC 220, Comprehensive Income. All the activity in other comprehensive income (loss) and all amounts in accumulated other comprehensive income (loss) relate to foreign currency translation adjustments.

Advertising

Production costs of commercials and programming are charged to operations in the period during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the period incurred. Advertising expense for the years ended December 31, 2011, 2012 and 2013, was approximately $15.5 million, $18.8 million, and $10.1 million, respectively.

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

Foreign Currency Translation Exposure

The Company’s reporting currency is the US dollar. The translation of its net investment in subsidiaries with non-US dollar functional currencies subjects the Company to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at year-end exchange rates. Income, expense, and cash flow items are translated at average exchange rates prevailing during the year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss/gain within stockholders’ equity. The Company’s primary currency translation exposures in 2011, 2012 and 2013 were related to its net investment in entities having functional currencies denominated in the Hong Kong dollar.

Foreign Currency Transaction Exposure

Currency exchange rate fluctuations may impact the Company’s results of operations and cash flows. The Company’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income in the consolidated statement of operations. Inventory purchase transactions denominated in the Hong Kong dollar were the primary transactions that caused foreign currency transaction exposure for the Company in 2011, 2012 and 2013.

Accounting for the impairment of finite-lived tangible and intangible assets

Long-lived assets with finite lives, which include property and equipment and intangible assets other than goodwill, are evaluated at least annually for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.  Finite-lived intangible assets consist primarily of product technology rights, acquired backlog, customer relationships, product lines and license agreements. These intangible assets are amortized over the estimated economic lives of the related assets. There were no impairments for years ended December 31, 2012 and 2013.

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

The carrying value of goodwill and trademarks are based upon cost, which is subject to management’s current assessment of fair value. Management evaluates fair value recoverability using both objective and subjective factors. Objective factors include cash flows and analysis of recent sales and earnings trends. Subjective factors include management’s best estimates of projected future earnings and competitive analysis and the Company’s strategic focus.

For the years ended December 31, 2012 and 2013, there was no impairment to the value of the Company's goodwill or trademarks.

Share-based Compensation

The Company measures all employee stock-based compensation awards using a fair value method and records such expense in its consolidated financial statements.  The Company recorded no stock option compensation in each of 2011, 2012, and 2013.  The company recorded $1.6 million, $1.1 million, and $1.1 million of restricted stock expense, in 2011, 2012, and 2013, respectively.  See Note 17 for further details relating to share based compensation.

Earnings per share

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings per share (“EPS”) for the periods presented (in thousands, except per share data):

	2011
		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$8,472	26,760	$0.32
Effect of dilutive securities:
Assumed conversion of convertible senior notes	―	―
Options and warrants	―	22
Unvested restricted stock grants	―	111
Diluted EPS
Income available to common stockholders plus assumed exercises and conversion	$8,472	26,893	$0.32

	2012
		Weighted
		Average
	Loss	Shares	Per Share
Basic EPS
Loss available to common stockholders	$(104,800)	23,963	$(4.37)
Effect of dilutive securities:
Options and warrants	―	―
Assumed conversion of convertible senior notes	―	―
Unvested restricted stock grants	―	―
Diluted EPS
Loss available to common stockholders plus assumed exercises and conversion	$(104,800)	23,963	$(4.37)

	2013
		Weighted
		Average
	Loss	Shares	Per Share
Basic EPS
Loss available to common stockholders	$(53,906)	22,200	$(2.43)
Effect of dilutive securities:
Assumed conversion of convertible senior notes	―	―
Options and warrants	―	―
Unvested restricted stock grants	―	―
Diluted EPS
Loss available to common stockholders plus assumed exercises and conversion	$(53,906)	22,200	$(2.43)

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of warrants, options and convertible debt to the extent they are dilutive). For the years ended December 31, 2011, 2012 and 2013, the convertible notes interest and related common share equivalent of 6,334,621,  6,577,727 and 10,037,523, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.  Potentially dilutive stock options and warrants of 171,119, 1,634,644, and 1,627,144 for the years ended December 31, 2011, 2012, and 2013, respectively, were excluded from the computation of diluted earnings per share since they would have been anti-dilutive.  Potentially dilutive restricted stock of nil, 93,933, and 111,195 for the years ended December 31, 2011, 2012 and 2013, respectively, were excluded from the computation of diluted earnings per share since they would have been anti-dilutive.

Debt with Conversion and Other Options

The provisions of ASC 470-20, “Debt with Conversion and Other Options” are applicable to the 4.50% Convertible Senior Notes due 2014 (the “2014 Notes”), see Note 12, Convertible Senior Notes.  ASC 470-20 requires the Company to separately account for the liability (debt) and equity (conversion feature) components of the Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods. The company allocated $13.7 million of the $100.0 million principal amount of the 2014 Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense through November 1, 2014.  Accordingly, the company’s effective annual interest rate on the 2014 Notes will be approximately 7.3%. The Company repurchased $61.0 million of the 2014 Notes during the year ended December 31, 2013 as discussed below, with $2.8 million of the price allocated to the repurchase of the related equity component. In addition, approximately $2.2 million of the unamortized debt discount and $0.6 million of debt issuance costs were written off in connection with the repurchase of the 2014 Notes. The balance of the unamortized debt discount was $5.1 million and $0.9 million at December 31, 2012 and December 31, 2013, respectively.

On July 24, 2013, the Company sold an aggregate of $100.0 million principal amount of 4.25% Convertible Senior Notes due 2018 (the “2018 Notes”).  The 2018 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on August 1 and February 1 of each year at a rate of 4.25% per annum and will mature on August 1, 2018.  The initial conversion rate for the 2018 Notes will be 114.3674 shares of the Company’s common per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.74 per share of common stock, subject to adjustment in certain events.  Holders of the 2018 Notes may convert their notes upon the occurrence of specified events.  Upon conversion, the 2018 Notes will be settled in shares of the Company’s common stock.  The Company used $61.0 million of the approximate $96.0 million in net proceeds from the offering to repurchase at par $61.0 million principal amount of the 2014 Notes. The remainder of the net proceeds will be used for general corporate purposes.

The fair value of the 2014 Notes as of December 31, 2012 and December 31, 2013 was approximately $107.9 million and $37.7 million, respectively, based upon the most recent quoted market price. The fair value of the 2018 Notes for the period at December 31, 2013 was approximately $97.4 million, based upon the most recent quoted market price. The fair value of the convertible senior notes is considered to be a Level 2 measurement on the fair value hierarchy.

New Accounting Pronouncements.

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which requires the release of a cumulative translation adjustment into net income when a parent ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. ASU 2013-05 will be effective for interim and annual reporting periods beginning after December 15, 2013. The Company has not completed its evaluation of ASU 2013-05, but does not expect the adoption of ASU 2013-05 to have a material effect on its operating results or financial position.

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

Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts as of December 31, 2012 and 2013 and for the three years in the period ended December 31, 2013 are as follows (in thousands):

	Years Ended December 31,
	2011	2012	2013
Net Sales
Traditional Toys and Electronics	$348,852	$363,681	$320,565
Role Play, Novelty and Seasonal Toys	328,899	303,081	312,360
	$677,751	$666,762	$632,925

	Years Ended December 31,
	2011	2012	2013
Operating Income (Loss)
Traditional Toys and Electronics	$(3,974)	$(12,263)	$(25,286)
Role Play, Novelty and Seasonal Toys	5,254	(959)	(19,246)
	$1,280	$(13,222)	$(44,532)

	Years Ended December 31,
	2011	2012	2013
Depreciation and Amortization Expense
Traditional Toys and Electronics	$15,212	$13,941	$12,475
Role Play, Novelty and Seasonal Toys	7,253	7,588	8,939
	$22,465	$21,529	$21,414

	December 31,
	2012	2013
Assets
Traditional Toys and Electronics	$309,940	$280,217
Role Play, Novelty and Seasonal Toys	244,885	169,627
	$554,825	$449,844

Information regarding the Company’s operations in different geographical areas is presented below on the basis the Company uses to manage its business.  Net revenues are categorized based upon location of the customer, while long-lived assets are categorized based upon the location of the Company’s assets.  Tools, dies and molds represent a substantial portion of the long-lived assets included in the United States with a net book value of $10.8 million in 2012 and $8.6 million in 2013 and substantially all of these assets are located in China.  The following table’s present information about the Company by geographic area as of December 31, 2012 and 2013 and for the three years ended December 31, 2013 (in thousands):

	December 31,
	2012	2013
Long-lived Assets
China	$10,793	$8,488
United States	3,762	1,768
Hong Kong	1,271	840
	$15,826	$11,096

	Years Ended December 31,
	2011	2012	2013
Net Sales by Geographic Area
United States	$569,233	$534,714	$524,193
Europe	43,225	60,870	48,585
Canada	29,538	28,077	25,125
Hong Kong	2,898	1,713	6,721
Other	32,857	41,388	28,301
	$677,751	$666,762	$632,925

Major Customers

Net sales to major customers were as follows (in thousands, except for percentages):

	2011		2012		2013
		Percentage of		Percentage of		Percentage of
	Amount	Net Sales	Amount	Net Sales	Amount	Net Sales
Wal-Mart	$166,928	24.6%	$120,610	18.1%	$135,223	21.4%
Target	131,781	19.4	107,873	16.2	98,770	15.6
Toys ‘R’ Us	85,087	12.6	83,688	12.5	68,074	10.8
	$383,796	56.6%	$312,171	46.8%	$302,067	47.8%

No other customer accounted for more than 10% of the Company’s total net sales.

At December 31, 2012 and 2013, the Company’s three largest customers accounted for approximately 42.1% and 39.5%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

Note 4—Joint Ventures

The Company owned a fifty percent interest in a joint venture with THQ Inc. (“THQ”), which developed, published and distributed interactive entertainment software for the leading hardware game platforms in the home video game market. Pursuant to a Settlement Agreement and Mutual Release (the “Agreement”) dated December 22, 2009, the joint venture was terminated on December 31, 2009 and THQ was obligated to pay the Company fixed payments in the aggregate amount of $20.0 million, to be paid in installments of  $6.0 million on each of June 30, 2010 (payment received in June 2010) and 2011 (payment received in June 2011) and $4.0 million on each of June 30, 2012 and 2013 which the Company recorded  as income on a cash basis when received, as the Company could not reasonably assure its collectability.  Pursuant to an amendment to the Agreement, the 2012 installment was to be paid $2.0 million on June 20, 2012 (payment received in June 2012) and $1.0 million plus accrued interest of 5% per annum on each of August 30, 2012 (payment received in August 2012) and October 30, 2012 (payment received in October 2012) and the 2013 installment was to be paid in ten equal monthly non-interest bearing installments of $0.4 million commencing on February 28, 2013.  On December 19, 2012, THQ filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Court, and on January 24, 2013 the US Bankruptcy Court approved the sale of most of THQ’s assets to multiple buyers.  Given that the final payment received from THQ (in October 2012) was within 90 days of their filing for bankruptcy, the Company has not recognized this payment as income and has reserved the amount received pending the final settlement of THQ’s assets in accordance with bankruptcy law.

The Company owns a fifty percent interest in a joint venture (“Pacific Animation Partners”) with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company. The joint venture was created to develop and produce a boys’ animated television show, which it licenses worldwide for television broadcast as well as consumer products. The Company is producing and marketing toys based upon the television program under a license from the joint venture.  The joint venture has also licensed certain other merchandising rights to third parties. The Company is responsible for fifty percent of the operating expenses of the joint venture and thirty-one percent of the production costs of the television show. The joint venture completed and delivered 52 episodes of the show, which began airing in February 2012, and completed an additional 13 episodes of the show.  The Company is responsible for production costs, in the aggregate amount of approximately $5.7 million, the remainder of which $1.4 million and $1.6 million were paid in 2012 and 2013, respectively.  As of December 2013, the joint venture has chosen to cease production of the television show.  The Company’s investment is being accounted for using the equity method.  For the years ended December 31, 2011, 2012 and 2013, the Company recognized a loss from the joint venture of $34,260, gain of $130,476 and loss of $3,147,972, respectively, including producer fees and royalty income from the joint venture in the amount of nil, $300,195 and $296,076.

As of December 31, 2012 and 2013, the balance of the investment in the Pacific Animation Partners joint venture includes the following components (in thousands):

	December 31,	December 31,
	2012	2013
Capital contributions	$3,420	$4,188
Equity in cumulative net loss	(259)	(4,170)
Investment in joint venture	$3,161	$18

In September 2012, the Company entered into a joint venture (“DreamPlay Toys”) with NantWorks LLC (“NantWorks”) in which it owns a fifty percent interest. Pursuant to the operating agreement of  DreamPlay Toys, the Company paid to NantWorks cash in the amount of $8.0 million and issued NantWorks a warrant to purchase 1.5 million shares of the Company’s common stock at a value of $7.0 million in exchange for the exclusive right to arrange for the provision of the NantWorks recognition technology platform for toy products. The Company has classified these rights as an intangible asset and will amortize the asset over the anticipated revenue stream from the exploitation of these rights. The joint venture entered into a Toy Services Agreement with an initial term of three years expiring on October 1, 2015 and a renewal period at the option of the Company expiring October 1, 2018, subject to the achievement of certain financial targets, to develop and produce toys utilizing recognition technologies owned by NantWorks. Pursuant to the terms of the Toy Services Agreement, NantWorks is entitled to receive a preferred return based upon net sales of DreamPlay Toys product sales and third-party license fees. The Company retains the financial risk of the joint venture and is responsible for the day-to-day operations, including development, sales and distribution, for which it is entitled to receive any remaining profit or is responsible for any losses, and the results of operations of the joint venture are consolidated with the Company’s results. Sales of DreamPlay Toys products commenced in the third quarter of 2013.

In addition, in 2012, the Company invested $7.0 million in cash in exchange for a five percent economic interest in a related entity, DreamPlay LLC, that will exploit the recognition technologies in non-toy consumer product categories. NantWorks has the right to repurchase the Company’s interest for $7.0 million. The Company has classified this investment as a long term asset on its balance sheet.  The Company’s investment is being accounted for using the cost method.  As of December 31, 2013 the Company determined the value of this investment will be realized and that no impairment has occurred.

Note 5—Business Combinations

The Company acquired the following entities to further enhance its existing product lines and to continue diversification into other toy categories and seasonal businesses:

In October 2011, the Company acquired all of the stock of Moose Mountain Toymakers Limited, a Hong Kong company, and a related New Jersey company, Moose Mountain Marketing, Inc. (collectively, “Moose Mountain”).  The total initial consideration of $31.5 million consisted of $16.0 million in cash and the assumption of liabilities in the amount of $15.5 million, and resulted in goodwill of $13.5 million. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $5.3 million in cash over the three calendar years following the acquisition based upon the achievement of certain financial performance criteria.  The fair value of the expected earn-out of $4.6 million was included in goodwill and assumed liabilities as of December 31, 2011.  All future changes to the earn-out liability will be charged to income.  The Company has paid $1.75 million for the earn-out related to the year ended 2012 and $1.75 million for the earn-out related to the year ended 2013.  Moose Mountain is a leading designer and producer of foot to floor ride-ons, inflatable environments, wagons, pinball machines and tents and was included in the Company’s results of operations from the date of acquisition.

In July 2012, the Company acquired all of the stock of Maui, Inc., an Ohio corporation, Kessler Services, Inc., a Nevada corporation, and A.S. Design Limited, a Hong Kong corporation (collectively, “Maui”).  The cash consideration totaled $36.2 million.  In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $18.0 million in cash over the three calendar years following the acquisition based upon the achievement of certain financial performance criteria, which was accrued and recorded as goodwill as of December 31, 2012. In 2013, Maui did not achieve the prescribed earn-out targets in 2013, therefore $6.0 million was recorded at other income. Maui is a leading manufacturer and distributor of spring and summer activity toys and impulse toys and was included in the Company’s results of operations from the date of acquisition.

The total purchase price of Maui, Inc. was allocated based on studies and valuations performed to the estimated fair value of assets and liabilities assumed. As of September 2012, the purchase price allocation included a contingent consideration of an earn-out in the amount of $18.0 million. As of December 2013, the Company recorded income of $6.0 million related to the reversal of a portion of the Maui earn-out. The Maui earn-out was due to Maui not achieving the prescribed earn-out targets in 2013.

Estimated fair value of net assets:
Current assets acquired	$6,065
Property and equipment, net	315
Liabilities assumed, net	(2,576)
Intangible assets other than goodwill	35,200
Goodwill	13,193
$52,197

In September 2012, the Company acquired all of the stock of JKID, LTD., a United Kingdom corporation for an initial cash consideration of $1.1 million and deferred cash payments of $5.5 million payable in five semi-annual payments of $1.1 million each.  In addition, the Company agreed to pay additional compensation of up to an aggregate amount of $4.4 million in cash over the two year period of 2015 through 2016, based upon the achievement of certain financial performance criteria, which will be accrued and charged to expense when and if it is earned.  JKID is the developer of augmented reality technology that enhances the play patterns of toys and consumer products.

Note 6—Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2013 are as follows (in thousands):

	Traditional Toys and Electronics	Role Play, Novelty and Seasonal Toys	Total
Balance, January 1, 2012:
Goodwill	$17,597	$6,418	$24,015
Additions to goodwill during the year	10,896	13,193	24,089
Adjustment to goodwill for finalization of purchase price	732	—	732
Balance December 31, 2012:	$29,225	$19,611	$48,836
Balance, January 1, 2013:
Goodwill	$29,225	$19,611	$48,836
Adjustments to goodwill for foreign currency translation	432	—	432
Adjustment for final purchase price allocation	(4,392)	—	(4,392)
Balance December 31, 2013:	$25,265	$19,611	$44,876

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

The Company assessed its goodwill for impairment as of October 1, 2013 for each of its reporting units by evaluating qualitative factors, including, but not limited to, the performance of each reporting unit, general economic conditions, access to capital, the industry and competitive environment, the interest rate environment.  The Company prepared step-one of its impairment model. The valuation of goodwill involves a high degree of judgment and uncertainty related to key assumptions. Due to the subjective nature of the impairment analysis, significant changes in the assumptions used to develop the estimate could materially affect the conclusion regarding the future cash flows necessary to support the valuation of goodwill.

Based on the Company’s assessment, it determined that the fair value of its reporting units were not less than the carrying amounts.  As such, the Company determined there was no impairment to be recorded.

Please refer to Note 5 for goodwill for prior year acquisitions.

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

		December 31, 2012			December 31, 2013
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)

Amortized Intangible Assets:
Licenses	4.96	$91,488	$(77,844)	$13,644	$91,488	$(82,410)	$9,078
Product lines	5.84	66,594	(19,561)	47,033	66,594	(22,623)	43,971
Customer relationships	5.21	9,347	(5,903)	3,444	9,348	(7,251)	2,097
Trade names	5.00	3,000	(250)	2,750	3,000	(850)	2,150
Non-compete/ Employment contracts	3.90	3,333	(3,150)	183	3,333	(3,190)	143
Total amortized intangible assets		173,762	(106,708)	67,054	173,763	(116,324)	57,439
Deferred Costs:
Debt issuance costs	3.61	4,224	(2,609)	1,615	8,478	(4,407)	4,071
Unamortized Intangible Assets:
Trademarks		2,308	―	2,308	2,308	―	2,308
		$180,294	$(109,317)	$70,977	$184,549	$(120,731)	$63,818

For the years ended December 31, 2011, 2012, and 2013, the Company’s aggregate amortization expense related to intangible assets and deferred costs was $9.3 million, $8.3 million, and $10.6 million, respectively. The Company currently estimates continuing future amortization expense to be approximately (in thousands):

2014	$9,734
2015	9,121
2016	9,272
2017	9,250
2018	6,326
Thereafter	17,807
$61,510

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

At December 31, 2012 and 2013, the Company’s three largest customers accounted for approximately 42.1% and 39.5%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

Note 9—Accrued Expenses

Accrued expenses consist of the following (in thousands):

	2012	2013
Royalties	$20,887	$23,629
Sales commissions	1,594	1,256
Bonuses	780	3,677
Professional fees	4,791	2,533
Acquisition earn-out	6,000	5,341
Salaries and employee benefits	3,891	3,401
Interest expense	1,055	2,867
Unearned revenue	1,057	1,292
Molds and tools	2,225	2,610
Reorganization costs	2,241	4,181
Media expense	5,602	2,106
Inventory liabilities	4,395	7,196
Goods in transit	—	846
Preference claims	—	1,017
Other	9,159	7,134
	$63,677	$69,086

In addition to royalties currently payable on the sale of licensed products during the quarter, the Company records a liability as Accrued Royalties for the estimated shortfall in achieving minimum royalty guarantees pursuant to certain license agreements (Note 16).

The Company incurred reorganization charges in the fourth quarter of 2009 to consolidate and stream-line its existing business functions.  This was especially necessary given the decreased volume of consolidated sales in 2009 from 2008 and the added general and administrative expenses from the three acquisitions made at the end of 2008.  Reorganization charges relate to the termination of lease obligations, one-time severance termination benefits, property and equipment impairments and other contract terminations and are accounted for in accordance with “Exit and Disposal Cost Obligations” ASC 420-10.

These rental property reorganization charges relate to the Company's Traditional Toys and Electronics segment. The components of the rental property reorganization charges are as follows (in thousands):

	Accrued Balance			Accrued Balance
	December 31, 2012	Accrual	Payments	December 31, 2013
2013 lease abandonment costs	$—	$2,962	$—	$2,962
2009 lease abandonment costs	2,241	—	(1,022)	1,219
Total reorganization charges	$2,241	$2,962	$(1,022)	$4,181

Note 10—Related Party Transactions

A director of the Company is a partner in a law firm that acts as counsel to the Company. The Company incurred legal fees and expenses to the law firm in the amount of approximately $3.4 million in 2011, $2.9 million in 2012 and $3.0 million in 2013. As of December 31, 2012 and 2013, legal fees and reimbursable expenses of $0.5 million and $0.3 million, respectively, were payable to this law firm.

The owner of Nantworks, the Company’s DreamPlay Toys joint venture partner, beneficially owns 26.1% of the Company’s outstanding common stock, which includes 1.5 million shares underlying out-of-the-money warrants, or 6.6%. Pursuant to the joint venture agreements, the Company is obligated to pay Nantworks a preferred return on joint venture sales.

As of December 31, 2012 and 2013 preferred returns of nil and $188,000, respectively, were earned and payable to Nantworks.  In addition, the Company commenced leasing office space from Nantworks in 2013.  The lease expires on January 31, 2016.  Rent expense, including common area maintenance and parking, for the year ended December 31, 2013 was $0.8 million.

Note 11—Credit Facility

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

Note 12—Convertible Senior Notes

Convertible senior notes consist of the following (in thousands):

	December 31,
	2012	2013
4.50% Convertible senior notes (due 2014)	$100,000	$39,000
4.25% Convertible senior notes (due 2018)	—	100,000
	$100,000	$139,000

In November 2009, the Company sold an aggregate of $100.0 million principal amount of the 2014 Notes. The 2014 Notes, which are senior unsecured obligations of the Company, pay cash interest semi-annually at a rate of 4.50% per annum and will mature on November 1, 2014. The initial conversion rate was 63.2091 shares of JAKKS common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment under certain circumstances. As a result of the cash dividend of $0.10 per share declared by the Board of Directors paid October 3, 2011, January 3, 2012, April 2, 2012, July 2, 2012, October 1, 2012 and January 2, 2013 and of $0.07 per share declared by the Board paid April 1, 2013 and July 1, 2013 and the above-market self-tender offer in July 2012 (see Note 15 – Common Stock, Preferred Stock and Warrants), the new conversion rate is 68.8564 shares of JAKKS common stock per $1,000 principal amount of notes (or approximately $14.52 per share). Prior to August 1, 2014, holders of the 2014 Notes may convert their notes only upon the occurrence of specified events. Upon conversion, the 2014 Notes may be settled, at the Company’s election, in cash, shares of its common stock or a combination of cash and shares of its common stock. Holders of the 2014 Notes may require that the Company repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined).  On July 24, 2013, the Company repurchased an aggregate of $61.0 million principal amount of these notes at par plus accrued interest with a portion of the net proceeds from the issuance of $100.0 million principal amount of 4.25% convertible senior notes due 2018 resulting in a gain on extinguishment of $0.1 million.

ASC 470-20, “Debt with Conversion and Other Options,” requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. In accordance with ASC 470-20, the Company allocated $13.7 million of the $100.0 million principal amount of the 2014 Notes to the equity component, which represents a discount to the debt that is being amortized to interest expense through November 1, 2014. Interest expense associated with the amortization of the discount was $2.7 million, $2.7 million, and $2.0 million for December 31, 2011, 2012 and 2013. The Company repurchased $61.0 million of the 2014 Notes during the year ended December 31, 2013 as discussed below, with $2.8 million of the price allocated to the repurchase of the related equity component. In addition, approximately $2.2 million of the unamortized debt discount and $0.6 million of debt issuance costs were written off in connection with the repurchase of the 2014 Notes. The balance of the discount was $5.1 million and $0.9 million at December 31, 2012 and December 31, 2013, respectively.

On July 24, 2013, the Company sold an aggregate of $100.0 million principal amount of the 2018 Notes.  The 2018 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on August 1 and February 1 of each year at a rate of 4.25% per annum and will mature on August 1, 2018.  The initial conversion rate for the 2018 Notes will be 114.3674 shares of the Company’s common per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.74 per share of common stock, subject to adjustment in certain events.  Holders of the 2018 Notes may convert their notes upon the occurrence of specified events.  Upon conversion, the 2018 Notes will be settled in shares of the Company’s common stock.  The Company used $61.0 million of the approximate $96.0 million in net proceeds from the offering to repurchase at par $61.0 million principal amount of the 2014 Notes. The remainder of the net proceeds will be used for general corporate purposes.

The fair value of the 2014 Notes as of December 31, 2012 and December 31, 2013 was approximately $107.9 million and $37.7 million, respectively, based upon the most recent quoted market price. The fair value of the 2018 Notes as of December 31, 2013 was approximately $97.4 million, based upon the most recent quoted market price. The fair values of the convertible senior notes are considered to be Level 2 measurements on the fair value hierarchy.

Key components of the 4.50% convertible senior notes due 2014 consist of the following (in thousands):

	December 31,
	2012	2013
Principal amount of notes	$100,000	$39,000
Unamortized equity component	(5,082)	(902)
Net carrying amount of the 2014 convertible notes	$94,918	$38,098

	Years Ended December 31,
	2011	2012	2013
Contractual interest expense on the coupon	$4,500	$4,500	$3,356
Amortization of debt discount and debt issuance costs recognized as interest expense	3,466	3,468	2,030
	$7,966	$7,968	$5,386

Key components of the 4.25% convertible senior notes due 2018 consist of the following (in thousands):

	December 31,
	2012		2013
Principal amount of notes	$	―	$100,000
Net carrying amount of the 2018 convertible notes	$	―	$100,000

	Years Ended December 31,
	2011		2012		2013
Contractual interest expense	$	―	$	―	$1,771
	$	―	$	―	$1,771

Note 13—Income Taxes

The Company does not file a consolidated return with its foreign subsidiaries. The Company files federal and state returns and its foreign subsidiaries file returns in their respective jurisdictions.

The Company’s income tax expense, which includes federal, state and foreign income taxes, was $2.6 million, or an effective tax rate of (5.1%) for the year ended 2013. For the years ended 2011 and 2012, the provision for income taxes, which included Federal, state and foreign income taxes, was a benefit of $9.0 million and an expense of $86.2 million, reflecting effective tax provision rates of 1,671% and (462%), respectively.

The 2013 tax expense of $2.6 million included a discrete tax benefit of $0.3 million comprised of uncertain tax positions and return to provision true-ups. Absent these discrete tax expenses, the effective tax rate for 2013 was (5.8%), primarily due to a full valuation allowance on the Company's United States deferred tax assets and the foreign rate differential is impacted by the proportion of Hong Kong earnings to overall earnings and is expected to vary depending on the level of consolidated earnings.

For the years ended 2011 and 2012, provision for income taxes includes federal, state and foreign income taxes at effective tax rates of 1,671% and (462%), respectively. Exclusive of discrete items, the effective tax provision rate would be 1,288% in 2011 and 34.2% in 2012.  The decrease in the effective rate absent discrete items was primarily due to the foreign rate differential between the United States and Hong Kong. The rate exclusive of discrete items can be materially impacted by the proportion of Hong Kong earnings to consolidated earnings.

For the years ended 2012 and 2013, benefit for income taxes includes federal, state and foreign income taxes at effective tax rates of (462%) and (5.1%), respectively. The Company recorded a tax expense of $91.7 million in 2012 to set up the valuation allowance against it's United States deferred tax assets. This attributed to a significantly higher tax expense in 2012 compared to 2013.  Exclusive of these discrete items, the effective tax provision rate would be 34.2% in 2012 and (5.8%) in 2013.  The decrease in the effective tax benefit rate in 2013 absent discrete items was primarily due to a decrease HK’s earnings relative to the Company’s consolidated losses compared to 2012 as well as its valuation allowance position in the United States.

For year ended 2013, the Company had net deferred tax liabilities of approximately $3.0 million related to foreign jurisdictions.

(Benefit) provision for income taxes reflected in the accompanying consolidated statements of operations are comprised of the following (in thousands):

	2011	2012	2013
Federal	$(12,674)	$97	$(1,862)
State and local	(661)	307	(390)
Foreign	4,590	3,467	4,894
Total Current	(8,745)	3,871	2,642
APIC	363	(114)	(160)
Deferred	(628)	82,394	129
Total	$(9,010)	$86,151	$2,611

The components of deferred tax assets (liabilities) are as follows (in thousands):

	2012	2013
Net deferred tax assets/(liabilities):
Current:
Reserve for sales allowances and possible losses	$1,124	$1,378
Accrued expenses	3,908	6,701
Prepaid royalties	18,155	17,248
Accrued royalties	2,328	5,977
Inventory	6,591	5,566
State income taxes	(7,429)	(8,817)
Other	1,063	1,239
Gross current	25,740	29,292
Valuation allowance	(18,682)	(25,339)
Net current	7,058	3,953
Long Term:
Federal and state net operating loss carry forwards	17,305	22,730
Property and equipment	5,380	4,447
Original issue discount interest	(19,095)	(17,328)
Goodwill and intangibles	50,765	49,141
Share based compensation	2,467	2,383
Other	6,009	14,683
Gross long-term	62,831	76,056
Valuation allowance	(73,011)	(83,002)
Net long-term	(10,180)	(6,946)
Total net deferred tax assets/(liabilities)	$(3,122)	$(2,993)

Provision (benefit) for income taxes varies from the U.S. federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates:

	2011	2012	2013
Federal income tax expense (benefit)	35.0%	35.0%	35.0%
State income tax expense, net of federal tax effect	415.9	5.6	6.2
Effect of differences in U.S. and Foreign statutory rates	1031.8	20.8	4.8
Uncertain tax positions	54.2	2.1	0.4
State tax refund adjustment	180.0	―	―
Other	(46.2)	(6.4)	4.3
Foreign deemed dividend	—	(51.8)	(45.3)
Foreign tax credit	—	24.4	21.4
Valuation allowance	—	(491.7)	(31.9)
	1670.7%	(462.0)%	(5.1)%

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

The components of income (loss) before provision (benefit) for income taxes are as follows (in thousands):

	2011	2012	2013
Domestic	$(30,577)	$(38,674)	$(66,470)
Foreign	30,039	20,025	15,175
	$(538)	$(18,649)	$(51,295)

The Company has approximately $220 million of cumulative undistributed earnings of non-U.S. subsidiaries for which U.S. taxes have not been provided on December 31, 2013. These earnings are intended to be permanently reinvested outside the U.S. If future events necessitate that these earnings should be repatriated to the U.S., an additional tax expense and related liability may be required.

The Company uses a recognition threshold and measurement process for recording in the consolidated financial statements uncertain tax positions (“UTP”) taken or expected to be taken in a tax return.

Approximately $0.3 million of new unrecognized tax positions (UTPs) were recognized in 2013. These UTPs are associated with a reserve for U.S. federal and state research and development credits. In addition, approximately $2.5 million of Hong Kong based UTPs became de-recognized during 2013, primarily due to settlement of tax audits. These items were included in the 2013 income tax provision, except for the UTP related to carryforward credits.  During 2012, approximately $0.6 million of the liability for UTP was recognized, and approximately $0.8 million of the liability for UTP was de-recognized.

Current interest on uncertain income tax liabilities is recognized as interest expense and penalties are recognized in selling, general and administrative expenses in the consolidated statement of operations. During 2011, the Company recognized $0.2 million of current year interest expense relating to UTPs. During 2012, the Company recognized $27,000 of current year interest expense relating to UTPs.  During 2013, the Company recognized $120,000 of current year interest expense relating to UTPs.

The following table provides further information of UTPs that would affect the effective tax rate, if recognized, as of December 31, 2013 (in millions):

Balance, January 1, 2011	$5.0
Current year additions	1.0
Current year reduction due to lapse of applicable statute of limitations	(1.0)
Balance, January 1, 2012	5.0
Current year additions	0.6
Current year reduction due to lapse of applicable statute of limitations	(0.8)
Balance, January 1, 2013	4.8
Current year additions	0.3
Current year reduction due to audit settlement	(2.5)
Balance, December 31, 2013	$2.6

Tax years 2010 through 2012 remain subject to examination in the United States and tax years 2009 through 2012 are still subject to examination in California.  The tax years 2007 through 2012 are still subject to examination in Hong Kong. In the normal course of business, the Company is audited by federal, state, and foreign tax authorities. The U.S. Internal Revenue Service is currently examining the Company’s 2008 (related to a refund claim), 2010, and 2011 U.S. federal income tax returns. The Company was under examination by various state jurisdictions during 2013.  The ultimate resolution of the state examinations, including matters that may be resolved within the next twelve months, is not yet determinable.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets by jurisdiction. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2013. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth. The Company is required to establish a valuation allowance for the U.S. deferred tax assets and record a charge to income if Management determines, based upon available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets may not be realized.

For the three-year period ended December 31, 2013, the Company was in a cumulative pre-tax loss position in the U.S. On the basis of this evaluation, as of December 31, 2013, a valuation allowance of $108.3 million has been recorded against the U.S. deferred tax assets that more likely than not will not be realized. The net deferred tax liabilities of $3.0 million represent the net deferred tax liabilities in the foreign jurisdiction, where the Company is in a cumulative income position. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as the Company’s projections for growth.

At December 31, 2013, the Company had U.S. federal net operating loss carryforwards, or "NOLs," of approximately $24.0 million, which will begin to expire in 2031. At December 31, 2013, the Company's state NOLs were mainly from California. The majority of the approximately $89.0 million of California NOLs will begin to expire in 2031. At December 31, 2013, the Company had foreign tax credit carryforwards of approximately $15.0 million, which will begin to expire in 2022. At December 31, 2013, the Company had federal research and development tax credit carryforwards ("credit carryforwards") of approximately $0.5 million, which will begin to expire in 2029. At December 31, 2013, the Company had state research and development tax credits of approximately $160,000, which carry forward indefinitely. Utilization of certain NOLs and research credit carryforwards may be subject to an annual limitation due to ownership change limitations set forth in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and comparable state income tax laws. Any future annual limitation may result in the expiration of NOLs and credit carryforwards before utilization.

Note 14—Leases

The Company leases office, warehouse and showroom facilities and certain equipment under operating leases. Rent expense for the years ended December 31, 2011, 2012 and 2013 totaled $14.5 million, $13.3 million, and $14.4 million, respectively. Including leases abandoned during 2013, the following is a schedule of minimum annual lease payments (in thousands).

2014	$15,662
2015	12,897
2016	7,707
2017	5,398
2018	1,277
Thereafter	92
$43,033

Note 15—Common Stock, Preferred Stock and Warrants

The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.  On December 31, 2012 shares issued and outstanding were 21,969,355, and on December 31, 2013, shares issued and outstanding were 22,668,680.

All issuances of common stock, including those issued pursuant to stock option and warrant exercises, restricted stock grants and acquisitions, are issued from the Company’s authorized but not issued and outstanding shares.

In September 2012, the Company entered into a joint venture (“DreamPlay Toys”) with NantWorks LLC (“NantWorks”) in which it owns a fifty percent interest. Pursuant to the operating agreement of DreamPlay Toys, the Company paid to NantWorks cash in the amount of $8.0 million and issued NantWorks a warrant to purchase 1.5 million shares of the Company’s common stock at an exercise price of $16.2823 per share at a value of $7.0 million in exchange for the exclusive right to arrange for the provision of the NantWorks platform for toy products.  The fair value of the warrant was estimated using the Black-Scholes method, using assumptions consistent with the application of ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”), which are as follows:

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

During 2013, the Company declared a cash dividend of $0.07 per share to shareholders of record as of market close on March 15, 2013 and June 14, 2013. Cash paid for these dividends were approximately $1.5 million and $1.5 million, respectively.

In July 2012, the Company completed a self-tender offer to its shareholders and purchased 4 million shares of its common stock at a price of $20.00 per share for a total of $80.0 million, excluding offering costs of approximately $0.6 million.  The tendered shares were immediately retired.

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

Future annual minimum royalty guarantees as of December 31, 2013 are as follows (in thousands):

2014	$34,195
2015	19,367
2016	3,811
2017	1,137
2018	737
Thereafter	—
$59,247

The Company has entered into employment and consulting agreements with certain executives expiring through December 31, 2018. The aggregate future annual minimum guaranteed amounts due under those agreements as of December 31, 2013 are as follows (in thousands):

2014	$7,843
2015	4,760
2016	2,215
2017	1,290
2018	1,315
Thereafter	—
$17,423

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

Restricted Stock

Under the Plan, share-based compensation payments may include the issuance of shares of restricted stock.  Restricted stock award grants are based upon employment contracts, which vary by individual and year, and are subject to vesting conditions.  Non-employee directors each receive grants of restricted stock at a value of $100,000 annually which vest after one year – this amount is prorated if a director is appointed within the year.  In addition, at the discretion of Management and approval of the Board, non-executive employees also may receive restricted stock awards, which occurs approximately once per year.

During 2013, the Company issued a total of 996,990 shares of restricted stock; of which, 285,543 shares of restricted stock (with performance based vesting measures) were issued to two executive officers and were, subsequently, forfeited based upon the Company not meeting certain financial targets for the year.  54,227 shares were granted to its non-employee directors. The remaining 657,220 shares of restricted stock were granted to non-executive employees.  The Company cancelled an additional 4,582 shares of restricted stock due to various non-executive employees departing from the Company prior to shares vesting completely.
Also during 2013, certain employees, including an executive officer, surrendered an aggregate of 7,540 shares of restricted stock at a value of less than $0.1 million to cover income taxes on the vesting of shares.  As of December 31, 2013, 721,752 shares of the restricted stock remained unvested, representing a weighted average grant date fair value of $5.0 million.

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

The following table summarizes the restricted stock award activity, annually, for the years ended December 31, 2011, 2012 and 2013:

	Restricted and Performance Based Stock Awards (RSA)
	Number of Shares	Weighted Average Fair Value

Outstanding, December 31, 2010	324,635	$14.99
Awarded	141,480	$18.31
Released	(240,978)	$13.93
Forfeited	(82,953)	$18.32
Outstanding, December 31, 2011	142,184	$18.15
Awarded	79,812	$14.32
Released	(79,503)	$18.19
Forfeited	(47,178)	$14.45
Outstanding, December 31, 2012	95,315	$16.75
Awarded	996,990	$8.38
Released	(80,428)	$16.46
Forfeited	(290,125)	$12.61
Outstanding, December 31, 2013	721,752	$6.88

As of December 31, 2013, there was $4.0 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of 3.86 years.

The following table summarizes the total share-based compensation expense and related tax benefits recognized (in thousands):

	Year Ended December 31,
	2011	2012	2013

Restricted stock compensation expense	$1,594	$1,122		$1,085
Tax (benefit) deficiency related to restricted stock compensation	$(909)	$114	$	(—)

Stock Options

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period. During the fiscal period ending December 31, 2013, the Company incurred no expense related to stock options previously awarded.

The Company uses the Black-Scholes method of valuation for share-based option awards. In valuing the stock options, the Black-Scholes model incorporates assumptions about stock volatility, expected term of stock options, and risk free interest rate. The valuation is reduced by an estimate of stock option forfeitures.

As of December 31, 2013, 1,225,058 shares were available for future grant. Additional shares may become available to the extent that options or shares of restricted stock presently outstanding under the Plan terminate or expire. Stock option activity pursuant to the Plan is summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding, December 31, 2010	318,265	$19.23
Exercised	(17,250)	$15.03
Canceled	(118,350)	$20.02
Outstanding, December 31, 2011	182,665	$19.11
Exercised	(7,500)	$13.47
Canceled	(40,521)	$18.45
Outstanding, December 31, 2012	134,644	$19.82
Canceled	(7,500)	$13.39
Outstanding, December 31, 2013	127,144	$20.20

The following characteristics apply to the Plan stock options that are fully vested, or expected to vest, as of December 31, 2013:

Aggregate intrinsic value of options outstanding	$	―
Weighted-average contractual term of options outstanding (in years)		0.95
Number of options currently exercisable		127,144
Weighted-average exercise price of options currently exercisable		$20.20
Aggregate intrinsic value of options currently exercisable	$	―
Weighted-average contractual term of currently exercisable (in years)		0.95

The following table summarizes information about stock options outstanding and exercisable at December 31, 2013:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Option Price	Number	Life	Exercise	Number	Exercise
Range	of Shares	in Years	Price	of Shares	Price
$10.00 – $19.99	45,000	1.25	$18.25	45,000	$18.25
$20.00 – $50.00	82,144	0.78	$21.27	82,144	$21.27

Non-Employee Stock Warrants

In 2012, the Company granted 1,500,000 stock warrants with an exercise price of $16.28 per share and a five year term to a third party as partial consideration for the exclusive right to use certain recognition technology in connection with the Company’s toy products. The exercise price of the 2012 stock warrants is equal to the volume-weighted average price of the Company’s common stock over the five trading days preceding the date of grant. All warrants vest upon grant and are exercisable over the terms of the warrants.

At December 31, 2012 and 2013 the Company had 1,500,000 stock warrants outstanding with an exercise price of $16.28 per share and an expiration date of September 12, 2017.

The Company measures the fair value of the warrants granted on the measurement date. The fair value of the 2012 stock warrant is capitalized as an intangible asset and will be amortized to expense in the consolidated statements of operations when the related product is released and the related net sales are recognized, which commenced in the third quarter of 2013.

Note 18—Employee Benefits Plan

The Company sponsors for its U.S. employees, a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Plan provided that employees may defer up to 50% of their annual compensation subject to annual dollar limitations, and that the Company will make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation. The Company suspended its matching contribution effective January 1, 2010 and restarted the matching contribution effective January 1, 2011.  Company matching contributions, which vest immediately, totaled $2.1 million, $2.7 million, and $2.1 million for the years ending December 31, 2011, 2012 and 2013, respectively.

Note 19—Supplemental Information to Consolidated Statements of Cash Flows

In 2013, certain employees – including an executive officer, surrendered an aggregate of 7,540 shares of restricted stock at a value of less than $0.1 million to cover their income taxes due on the 2013 vesting of the restricted shares granted them in 2009, 2010, 2011 and 2012.  Additionally, the Company recognized a $0.2 million tax deficiency from the vesting of restricted stock.

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

Note 20—Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for the years 2012 and 2013 are summarized below:

	2012				2013
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Net sales	$73,405	$145,359	$314,491	$133,507	$78,069	$106,232	$310,894	$137,730
Gross profit	$23,566	$46,893	$96,712	$30,766	$23,379	$2,238	$91,395	$38,767
Income (loss) from operations	$(19,410)	$107	$37,296	$(31,215)	$(23,845)	$(44,288)	$39,653	$(16,052)
Income (loss) before provision (benefit) for income taxes	$(21,192)	$288	$36,426	$(34,171)	$(27,262)	$(47,018)	$36,875	$(13,890)
Net income (loss)	$(16,000)	$214	$30,443	$(119,457)	$(27,562)	$(46,873)	$36,597	$(16,068)
Basic earnings (loss) per share	$(0.62)	$0.01	$1.38	$(5.45)	$(1.26)	$(2.14)	$1.67	$(0.73)
Weighted average shares outstanding	25,831	25,765	22,110	21,923	21,873	21,920	21,920	22,073
Diluted earnings (loss) per share	$(0.62)	$0.01	$1.10	$(5.45)	$(1.26)	$(2.14)	$1.11	$(0.73)
Weighted average shares and equivalents outstanding	25,831	25,870	28,933	21,923	21,873	21,920	34,283	22,073

In the fourth quarter of 2012 and the second quarter of 2013, the Company experienced poor performance of some of the Company’s products which coupled with advertising commitments, license royalty shortfalls and retailer markdowns due to lower than anticipated sales and sell-through, resulted in significant net losses.

In the fourth quarter of 2012, the Company recognized a valuation allowance on its deferred tax assets, resulting in a non-cash charge to income of $91.7 million.

Quarterly and year-to-date computations of income (loss) per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

Note 21 — Litigation

In or about the end of July 2013, two purported class action lawsuits were filed in the United States District Court for the Central District of California: (1) Melot v. JAKKS PACIFIC, INC. et al, Case No. CV13-05388 (JAK) (filed on July 25, 2013); and (2) Dylewicz v. JAKKS PACIFIC, INC. et al, Case No.CV13-5487 (OON) (filed on July 30, 2013) (collectively, the “Class Action”).  The complaints in the Class Action alleged that the Company made false and/or misleading statements concerning the extent of the negative impact that the shift in children’s preference for electronic devices was having on sales of the Company’s more traditional toys, and the extent of the negative impact from poor sales of various of the Company’s licensed products,  and/or that the Company’s financial statements were materially false and misleading.  These allegations make reference to matters contained in the July 17, 2013 Press Release.  The Class Period in the Class Action is from July 17, 2012 –July 17, 2013.  The Class Action sought compensatory and other damages in an undisclosed amount, and alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by each of the defendants (namely the Company and Messrs. Berman and Bennett), and violations of Section 20(a) of the Exchange Act by Messrs. Berman and Bennett.  The Court appointed a lead plaintiff and selected Class Counsel.  An amended complaint (the “FAC”) was filed which alleged the same Class Period and causes of action and the Company has filed a motion to dismiss the FAC.  Briefing is in progress with respect to that motion.  The Company believes that the claims in the Class Action are without merit and intend to defend vigorously against them.  However, because the Class Action is in a preliminary stage, the Company cannot be assured as to its outcome, or that an adverse decision in such action would not have a material adverse effect on its business, financial condition or results of operations.

On February 25, 2014, a shareholder derivative action was filed in the Central District of California by Advisors, G.P. against the Company, nominally, and against Messrs. Berman, Bennett, Miller, Skala, Glick, Ellin, Almagor, Poulsen and Reilly and Ms. Brodsky (Advanced Partners, G.P.,v. Berman, et al., CV14-1420 DSF) (the “Derivative Action”).  The Derivative Action seeks to hold the individual defendants liable for damages allegedly caused to the Company by their actions and, in particular, to hold Messrs. Berman and Bennett liable on contribution and breach of fiduciary duty theories with respect to any liability the Company incurs in connection with the Class Action; to hold  the individual defendants other than Bennett (the “Director Defendants”) then serving as directors liable for alleged violation of Rule 14a-9 in connection with the October 25, 2013 Proxy Statement statements with respect to Berman’s compensation; and to hold certain of the Director Defendants liable for alleged breaches of their fiduciary duties in connection with the Company’s repurchase of stock, transactions with Dr. Patrick Soon, and Berman’s compensation. On March 6, 2014 a shareholder derivative action was filed in the Central District of California by Louisiana municipal Police Employees Retirement System against the Company, nominally, and against the same defendants as in the First Derivative Action (Louisiana Municipal Police Employees Retirement System v, Berman et al , CV14-1670 (GHF) (the “Second Derivative Action”). The Second Derivative Action makes substantially the same claims as set forth above in connection with the First Derivative Action.

The Company is a party to, and certain of its property is the subject of, various other pending claims and legal proceedings that routinely arise in the ordinary course of its business. The Company does not believe that any of these claims or proceedings will have a material adverse effect on its business, financial condition or results of operations.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2011, 2012 and 2013

 Allowances are deducted from the assets to which they apply, except for sales returns and allowances.

	Balance at	Charged to		Balance
	Beginning	Costs and		at End
	of Period	Expenses	Deductions	of Period
	(In thousands)
Year ended December 31, 2011:
Allowance for:
Uncollectible accounts	$2,778	$461	$(170)	$3,069
Reserve for potential product obsolescence	8,471	8,099	(8,297)	8,273
Reserve for sales returns and allowances	28,378	67,947	(52,885)	43,440
	$39,627	$76,507	$(61,352)	$54,782
Year ended December 31, 2012:
Allowance for:
Uncollectible accounts	$3,069	$(351)	$(182)	$2,536
Reserve for potential product obsolescence	8,273	7,902	(6,224)	9,951
Reserve for sales returns and allowances	43,440	42,565	(51,632)	34,373
	$54,782	$50,116	$(58,038)	$46,860
Year ended December 31, 2013:
Allowance for:
Uncollectible accounts	$2,536	$541	$(149)	$2,928
Reserve for potential product obsolescence	9,951	16,257	(16,721)	9,487
Reserve for sales returns and allowances	34,373	37,727	(40,726)	31,374
	$46,860	$54,525	$(57,596)	$43,789

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report, have concluded that as of December 31, 2013, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in the reports we file or submit with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control — Integrated Framework (1992). We believe that, as of December 31, 2013, our internal control over financial reporting was effective based upon those criteria.

Our independent registered public accounting firm has issued a report on our internal control over financial reporting. This report appears below.

Report of the Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JAKKS Pacific, Inc.
Malibu, California

We have audited JAKKS Pacific, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). JAKKS Pacific, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, JAKKS Pacific, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of JAKKS Pacific, Inc. as of December 31, 2012 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Los Angeles, California
March 17, 2014

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Positions with the Company

Stephen G. Berman	49	Chief Executive Officer, President, Secretary and Director
Joel M. Bennett	52	Executive Vice President and Chief Financial Officer
John J. McGrath	48	Chief Operating Officer
Robert E. Glick	68	Director
Michael G. Miller	66	Director
Murray L. Skala	67	Director
Peter F. Reilly	49	Director
Rex H. Poulsen	62	Director

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

A majority of our directors are “independent,” as defined under the rules of Nasdaq. Such independent directors are Messrs. Glick, Miller, Reilly and Poulsen. Our directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Our officers are elected annually by our Board of Directors and serve at its discretion.  Except for Messrs. Reilly and Poulsen, all of our current independent directors have served as such for more than the past five years and were initially selected for their experience as businessmen (Glick, Miller and Reilly) or financial expertise (Reilly and Poulen) or industry experience. We believe that our board is best served by benefiting from this blend of business and financial expertise and experience. Our remaining directors consist of our chief executive officer who brings management’s perspective to the board’s deliberations and, our longest serving director (Skala), who, as an attorney with many years experience advising businesses, is able to provide guidance to the board from a legal perspective.

Committees of the Board of Directors

We have an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee.   The primary functions of the Audit Committee are to select or to recommend to our Board the selection of outside auditors; to monitor our relationships with our outside auditors and their interaction with our management in order to ensure their independence and objectivity; to review, and to assess the scope and quality of, our outside auditor’s services, including the audit of our annual financial statements; to review our financial management and accounting procedures; to review our financial statements with our management and outside auditors; and to review the adequacy of our system of internal accounting controls. Messrs. Miller,  Reilly, and Poulsen are the current members of the Audit Committee and are each “independent” (as that term is defined in NASD Rule 4200(a)(14)), and are each able to read and understand fundamental financial statements. Mr. Poulsen, our audit committee financial expert, is the Chairman of the Audit Committee and possesses the financial expertise required under Rule 401(h) of Regulation S-K of the Act and NASD Rule 4350(d)(2). He is further “independent”, as that term is defined under Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. We will, in the future, continue to have (i) an Audit Committee of at least three members comprised solely of independent directors, each of whom will be able to read and understand fundamental financial statements (or will become able to do so within a reasonable period of time after his or her appointment); and (ii) at least one member of the Audit Committee that will possess the financial expertise required under NASD Rule 4350(d)(2). Our Board has adopted a written charter for the Audit Committee and the Audit Committee reviews and reassesses the adequacy of that charter on an annual basis.  The full text of the charter is available on our website at www.jakks.com.

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

Nominating and Corporate Governance Committee.    The functions of the Nominating and Corporate Governance Committee are to develop our corporate governance system and to review proposed new members of our board of directors, including those recommended by our stockholders. Messrs. Glick (Chairman) and Poulsen are the current members of our Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates pursuant to a written charter adopted by the Board. The full text of the charter is available on our website at www.jakks.com. The Board has determined that each member of this Committee is “independent,” as defined under the applicable rules of Nasdaq.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during 2013 and Forms 5 and amendments thereto furnished to us with respect to 2013, all other Forms 3, 4 and 5 required to be filed during 2013 by our directors and executive officers were done so on a timely basis.

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

As explained in greater detail below (see “Employment Agreements and Termination of Employment Arrangements ”), pursuant to the terms of Mr. Berman’s amended and restated 2010 employment agreement, with respect to 2012, during the first quarter, the Compensation Committee established the targeted level of our Adjusted EPS (as defined below) growth, and the corresponding bonus levels, as a percentage of base salary, Mr. Berman  earns if the target is met. Pursuant to the terms of his employment agreement as in effect on January 1, 2012, this bonus was capped at a maximum of 200% of base salary, although the Compensation Committee had the authority, in its discretion, to increase the maximum. The Compensation Committee also has wide discretion to set the target levels of Adjusted EPS and it works together with FWC to establish target levels that will accomplish the general objectives outlined above of also promoting growth and alignment with our shareholders’ interests.  Mr. Berman’s agreement as in effect on January 1, 2012 also provided for an additional annual performance bonus capped at a maximum of 100% of base salary, payable solely in shares of restricted stock, which can be earned by Mr. Berman if the Company’s performance meets certain criteria established by the Compensation Committee during the first quarter.  In addition, Mr. Berman’s agreement as in effect on January 1, 2012 provided for an annual grant of $500,000 of restricted stock, the initial vesting of which depended solely on EPS targets established in the agreement; if initial vesting occurred, then the restricted stock vested over time.

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

While the Compensation Committee does not establish target performance levels for our chief financial officer, it does consider similar factors when determining such officer’s bonus. The employment agreement for Mr. Bennett expired on December 31, 2009 and from January 1, 2010 through October 20, 2011 Mr. Bennett was an employee at will until his entry into a new employment agreement dated October 21, 2011. Prior to its expiration, the agreement authorized our Compensation Committee and Board of Directors to award an annual bonus to Mr. Bennett in an amount up to 50% of his salary as the Committee or Board determined in its discretion and also gave the Compensation Committee and the Board the discretionary authority to pay Mr. Bennett additional incentive compensation as it determined. Mr. Bennett’s new employment agreement does not contain a limitation on the percentage of salary that can be granted as a bonus. On February 18, 2014, we entered into a Continuation and Extension of Term of Employment Agreement with respect to Mr. Joel M. Bennett’s Employment Agreement dated October 21, 2011 such that it is deemed to have been renewed and continued from January 1, 2014 without interruption and it was extended through December 31, 2015.

The current employment agreements with our named executive officers also gives the Compensation Committee the authority to award additional compensation to each of them as it determines in its sole discretion based upon criteria it establishes.

The Compensation Committee also annually reviews the overall compensation of our named executive officers for the purpose of determining whether discretionary bonuses should be granted. In 2013, FWC presented a report to the Compensation Committee comparing our performance, size and executive compensation levels to those of peer group companies. FWC also reviewed with the Compensation Committee the base salaries, annual bonuses, total cash compensation, long-term compensation and total compensation of our senior executive officers relative to those companies. The performance comparison presented to the Compensation Committee each year includes a comparison of our total shareholder return, earnings per share growth, sales, net income (and one-year growth of both measures) to the peer group companies. The Compensation Committee reviews this information along with details about the components of each named executive officer’s compensation.

Peer Group

One of the factors considered by the Compensation Committee is the relative performance and the compensation of executives of peer group companies. The peer group is comprised of a group of the companies selected in conjunction with FWC that we believe provides relevant comparative information, as these companies represent a cross-section of publicly-traded companies with product lines and businesses similar to our own throughout the comparison period.  The composition of the peer group is reviewed annually and companies are added or removed from the group as circumstances warrant. For the last fiscal year, the peer group companies utilized for executive compensation analysis, which remained the same as in the previous year were:

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

Base Salary

Mr. Berman received compensation in 2012 pursuant to the terms of his employment agreement; Mr. McGrath became an executive officer on August 23, 2011 pursuant to the terms of an amendment to his employment agreement and Mr. Bennett was an employee at will until entry into a new employment agreement on October 21, 2011 which was extended in 2014.  As discussed in greater detail below, the employment agreement for Mr. Berman was to expire on December 31, 2010 and Mr. Bennett’s employment agreement expired on December 31, 2009.  Effective November 11, 2010, Mr. Berman entered into an amended and restated employment agreement. Pursuant to the terms of their employment agreements as in effect on December 31, 2012, Messrs. Berman, McGrath, and Bennett each receive a base salary which is increased automatically each year by $25,000 for Mr. Berman and $15,000 for each of Messrs. McGrath and Bennett pursuant to the terms of their respective employment agreements. Mr. Bennett’s extended employment agreement, which now expires in 2015, does not provide for automatic annual increases in base salary.  Any further increase in base salary, as the case may be, is determined by the Compensation Committee based on a combination of two factors. The first factor is the Compensation Committee’s evaluation of the salaries paid in peer group companies to executives with similar responsibilities. The second factor is the Compensation Committee’s evaluation of the executive’s unique role, job performance and other circumstances. Evaluating both of these factors allows us to offer a competitive total compensation value to each individual named executive officer taking into account the unique attributes of, and circumstances relating to, each individual, as well as marketplace factors. This approach has allowed us to continue to meet our objective of offering a competitive total compensation value and attracting and retaining key personnel. Based on its review of these factors, the Compensation Committee determined not to increase the base salary of each of Messrs. Berman, McGrath and Bennett above the contractually required minimum increase in 2013 as unnecessary to maintain our competitive total compensation position in the marketplace.

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

The employment agreements as in effect on January 1, 2013 for Messrs. Berman and McGrath provided for an incentive cash bonus award based on a percentage of each participant’s base salary if the performance goals set by the Compensation Committee are met for that year.  The employment agreements mandated that the specific criteria to be used is growth in earnings per share and the Compensation Committee sets the various target thresholds to be met to earn increasing amounts of the bonus up to a maximum of 200% of base salary for Mr. Berman and 125% for Mr. McGrath, although the Compensation Committee has the ability to increase the maximum in its discretion.   During 2011, Messrs. Berman and McGrath were not entitled to a bonus based upon the target thresholds incorporated into their respective employment agreements.  Commencing in 2012, the Compensation Committee is required to meet to establish criteria for earning the annual performance bonus (and with respect to Mr. Berman, any additional annual performance bonus) during the first quarter of the year.

The employment agreements as in effect on January 1, 2013 for Messrs. Berman, McGrath and Bennett contemplate that the Compensation Committee may grant discretionary bonuses in situations where, in its sole judgment, it believes they are warranted.  The Compensation Committee approaches this aspect of the particular executive’s compensation package by looking at the other components of the executive’s aggregate compensation and then evaluating if any additional compensation is appropriate to meet our compensation goals.  As part of this review, the Compensation Committee, with significant input from FWC, collects information about the total compensation packages in our peer group and various indicia of performance by the peer group such as sales, one-year sales growth, net income, one-year net income growth, market capitalization, size of companies, one- and three-year stockholder returns, etc. and then compares such data to our corresponding performance data.  The Compensation Committee did not approve any discretionary bonuses for 2013.

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

Mr. Berman’s 2010 amended and restated employment provides for annual grants of $500,000 of restricted stock which vest in equal annual installments through January 1, 2017, which is one year following the life of the agreement, subject to meeting the 3% vesting condition, as defined in the agreement.  (As described in greater detail below, pursuant to the 2012 amendment, commencing in 2013, this bonus will be changed to $3,500,000 of restricted stock to be earned based upon performance targets established by the Compensation Committee during the first quarter of each year.) Mr. McGrath’s amended employment agreement provides for annual grants of $75,000 of restricted stock which vests in equal installments over three years subject to meeting certain EPS milestones.  The Company did not meet the vesting requirements contained in either employment agreement for 2013 so both of Messrs. Berman and McGrath forfeited their stock awards for 2013.  As explained in greater detail below (see “ Employment Agreements and Termination of Employment Arrangements ”), Mr. Berman’s employment agreement also provides for an annual performance bonus.  The specific criteria for determining such bonus is contained in the employment agreement for 2010 and 2011.  Commencing in 2012, the criteria for earning such bonus are to be established by the Compensation Committee.  This bonus, if earned, is payable partially in cash and partially in shares of restricted common stock.  Mr. Berman’s agreement also provides for an additional annual performance bonus, payable solely in shares of restricted stock, which can be earned by Mr. Berman if the Company’s performance meets certain criteria to be established by the Compensation Committee during the first quarter of each year.

After a review of all of the factors discussed above, the Compensation Committee determined that, in keeping with our compensation objectives, Mr. Berman was not awarded a bonus for 2013.

Other Benefits and Perquisites

Our executive officers participate in the health and dental coverage, life insurance, paid vacation and holidays, 401(k) retirement savings plans and other programs that are generally available to all of the Company’s employees.

The provision of any additional perquisites to each of the named executive officers is subject to review by the Compensation Committee.  Historically, these perquisites include payment of an automobile allowance and matching contributions to a 401(k) defined contribution plan.  In 2013, the named executive officers were granted the following perquisites:  automobile allowance and 401(k) plan matching contribution.  We value perquisites at their incremental cost to us in accordance with SEC regulations.

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

Impact of Shareholder Advisory Vote

At our 2013 annual meeting, our shareholders approved our current executive compensation with over 55% of all shares actually voting on the issue (over 25% of all outstanding shares whether or not voting) affirmatively giving their approval.  Accordingly, we believe that this vote ratifies our executive compensation philosophy and policies, as currently adopted and implemented, and we intend to continue such philosophy and policies.

Compensation Committee Report

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis (the “CD&A”) for the year ended December 31, 2013. In reliance on the reviews and discussions referred to above, the compensation committee recommended to the board, and the board has approved, that the CD&A be furnished in the annual report on Form 10-K for the year ended December 31, 2013.

By the Compensation Committee of the Board of Directors:

Robert E. Glick, Chairman
Michael G. Miller, Member

Summary Compensation Table– 2011-2013

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Stephen G. Berman	2013	1,190,000	―	―	—	—	—	30,750	1,220,750
Chief Executive Officer,	2012	1,165,000	―	―	—	—	—	30,500	1,195,500
President and Secretary	2011	1,140,000	―	―	—	—	—	34,500	1,174,500

John J. McGrath	2013	630,000	—	―	—	—	—	27,150	657,150
Chief Operating Officer	2012	615,000	—	―	—	―	―	26,900	641,900
	2011	539,973	―	―	—	—	—	29,400	569,373

Joel M. Bennett	2013	450,000	―	—	—	—	—	24,750	474,750
Executive Vice President	2012	435,000	―	—	—	—	—	24,500	459,500
and Chief Financial Officer	2011	420,000	—	—	—	—	—	34,000	454,000

(1)
Represents automobile allowances paid in the amount of $18,000, $14,400 and $12,000 to each of Messrs. Berman, McGrath, and Bennett, respectively, for 2011, 2012 and 2013; amount also includes matching contributions made by us to the Named Officer’s 401(k) defined contribution plan in the amount of  $16,500, $12,500, and $12,750, respectively, for Mr. Berman for 2011, 2012 and 2013, $22,000, $12,500, and $12,750, respectively, for Mr. Bennett for 2011, 2012 and 2013 and $16,500, $12,500, and $12,750 to Mr. McGrath for 2011, 2012 and, 2013, respectively. See “Employee Pension Plan.”

The following table sets forth certain information regarding all equity-based compensation awards outstanding as of December 31, 2013 by the Named Officers:

Outstanding Equity Awards At Fiscal Year-end

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Stephen G. Berman	—	—	—	—	—	10,305	$69,250	—	—

John J. McGrath	—	—	—	—	—	—	—	—	—

Joel M. Bennett	—	—	—	—	—	—	—	—	—

(1)	The product of (x) $6.72 (the closing sale price of the common stock on December 31, 2013) multiplied by (y) the number of unvested restricted shares outstanding.

The following table sets forth certain information regarding amount realized upon the vesting and exercise of any equity-based compensation awards during 2013 by the Named Officers:

Options Exercises And Stock Vested-2013

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

Potential Payments upon Termination or Change in Control

The following tables describe potential payments and other benefits that would have been received by each Named Officer at, following or in connection with any termination, including, without limitation, resignation, severance, retirement or a constructive termination of such Named Officer, or a change in control of our Company or a change in such Named Officer’s responsibilities on December 31, 2013.  The potential payments listed below assume that there is no earned but unpaid base salary at December 31, 2013.

Stephen G. Berman

	Upon Retirement		Quits For “Good Reason” (2)	Upon Death		Upon “Disability” (3)		Termination Without “Cause”	Termination For “Cause” (4)		Involuntary Termination In Connection with Change of Control(5)
Base Salary	$	―	$5,950,000	$	―	$	―	$5,950,000	$	―	$10,545,809	(6)
Restricted Stock - Performance-Based		―	―		―		―	―		―	―
Annual Cash Incentive Award (1)		―	―		―		―	―		―	―

(1) Assumes that if the Named Officer is terminated on December 31, 2013, they were employed through the end of the incentive period.

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

(6)  Under the terms of Mr. Berman’s employment agreement (see “ - Employment Agreements”), if a change of control occurs and within two years thereafter Mr. Berman is terminated without “Cause” or quits for “Good Reason”, then he has the right to receive a payment equal to 2.99 times his then current base amount as defined in the Code (which was $3,515,270 in 2013).

John J. McGrath

	Upon Retirement		Quits For “Good Reason” (2)	Upon Death		Upon “Disability” (3)		Termination Without “Cause”	Termination For “Cause” (4)		Involuntary Termination In Connection with Change of Control(5)
Base Salary	$	―	$1,260,000	$	―	$	―	$1,260,000	$	―	$1,260,000	(6)
Restricted Stock - Performance-Based		―	―		―		―	―		―	―
Annual Cash Incentive Award (1)		―	―		―		―	―		―	―

(1) Assumes that if the Named Officer is terminated on December 31, 2013, they were employed through the end of the incentive period.

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

Joel M. Bennett

	Upon Retirement		Quits For “Good Reason” (2)	Upon Death		Upon “Disability” (3)		Termination Without “Cause”	Termination For “Cause” (4)		Involuntary Termination In Connection with Change of Control(5)
Base Salary	$	―	$900,000	$	―	$	―	$900,000	$	―	$900,000	(6)
Restricted Stock - Performance-Based		―	―		―		―	―		―	―
Annual Cash Incentive Award (1)		―	―		―		―	―		―	―

(1) Assumes that if the Named Officer is terminated on December 31, 2013, they were employed through the end of the incentive period.

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

The following table sets forth the compensation we paid to our non-employee directors for our fiscal year ended December 31, 2013:

Director Compensation

Name		Year	Fees Earned or Paid in Cash ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dan Almagor		2013	5,000	(1)	-		—	—	—	—	5,000
Marvin W. Ellin	(5)	2013	100,000		99,083	(2)	—	—	—	—	199,083
Robert E. Glick		2013	125,000		99,083	(2)	—	—	—	—	224,083
Michael G. Miller		2013	100,000		99,083	(2)	—	—	—	—	199,083
Murray L. Skala		2013	75,000		99,063	(2)	—	—	—	—	174,083
Peter F. Reilly		2013	90,000		99,083	(2)	—	—	—	—	189,083
Leigh Anne Brodsky	(5)	2013	95,000		99,083	(2)	—	—	—	—	194,083
Rex H. Poulsen	(3)	2013	102,247		84,422	(4)	—	—	—	—	186,669

(1) Mr. Almagor resigned from the Board on December 26, 2012 and received only a nominal amount of compensation for 2013.

(2) The value of the shares was determined by taking the product of (a) 7,914 shares of restricted stock multiplied by (b) $12.52, the last sales price of our common stock on December 30, 2012, as reported by Nasdaq, the date prior to the date the shares were granted, all of which shares vested on January 1, 2014.

(3) Mr. Poulsen was appointed on December 26, 2012 and received pro-rata compensation in 2013.

(4) The value of the shares was determined by taking the product of (a) 6,743 shares of restricted stock multiplied by (b) $12.52, the last sales price of our common stock on December 31, 2012, as reported by Nasdaq, the date prior to the date the shares were granted, all of which shares vested on January 1, 2014.

(5) Mr. Ellin and Ms. Brodsky declined to be renominated at the 2013 annual meeting for personal reasons.

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

The following description modifies and supersedes, to the extent inconsistent with, the disclosure in the preceding paragraphs. The term of Mr. Berman’s employment agreement has been extended to December 31, 2018 and provides (i) that commencing on January 1, 2013 the amount of the annual restricted stock award shall increase to up to $3.5 million, with the vesting of each annual grant to be determined by the Compensation Committee based upon performance criteria it establishes during the first quarter of the year of grant; (ii) commencing with 2013 Mr. Berman can earn an annual performance bonus described below. Part of the annual performance bonus in an amount not exceeding 300% of that year’s base salary can be earned based upon financial and non-financial factors determined annually by the Compensation Committee during the first quarter of each year. The other part of the additional annual performance bonus can be earned in an amount equal to one-half of the cash distributions we receive from DreamPlay LLC, subject to satisfaction of the following three conditions: (1) we have positive net income after deducting the aggregate annual performance bonus, (2) the aggregate annual performance bonus cannot exceed 2.9% of our net income for such year except that if our net income exceeds $385,000 for the year the percentage limitation shall be reduced to 1% and if our net income for the year exceeds $770,000 the percentage limitation is reduced to 0.5% and (3) we have received an aggregate of at least $15 million of net income from DreamPlay Toys LLC and DreamPlay LLC. The amendment also provides (i) that the portion of the annual performance bonus up to amount equal to 200% of that year’s base salary shall be paid in cash, and any excess over 200% of such base salary shall be paid in shares of restricted stock vesting in equal quarterly installments with the initial installment vesting upon grant and the balance over three years following the award date; (ii) for a life insurance policy of $5 million or such lesser amount we can obtain for an annual premium of up to $10,000; (iii) for the reimbursement of legal fees in negotiating this amendment of up to $25,000, (iv) that the full amount of the payments and benefits payable in the event of a Change in Control (as defined in the employment agreement) shall be paid, even if it triggers an excise tax imposed by the tax code if the net after-tax amount would still be greater than reducing the total payments and benefits to avoid such excise tax, and (vi) the term “Good Reason Event” has been expanded to include a change in the composition of our board of directors where the majority of the directors were not in office on September 15, 2012.

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

On May 15, 2013, we entered a Second Amendment to Mr. John a/k/a Jack McGrath’s Employment Agreement dated March 4, 2010 (effective January 1, 2010), as previously amended on August 23, 2011. Mr. McGrath’s employment agreement has been amended as follows: (i) the term has been extended by two years to December 31, 2015; (ii) it provides for two annual grants of $75,000 worth of restricted shares of common stock of the Company (A) the first such grant to be made on January 1, 2014, which grant shall vest in three annual equal installments as set forth on Exhibit B to the amendment, provided that Adjusted EPS (as defined in the employment agreement) for the 2014 fiscal year is equal to the greater of $1.05 or an amount that is 3% higher than the actual Adjusted EPS for the 2014 fiscal year; (B) the second grant to be made on January 1, 2015, which grant shall vest in two annual equal installments as set forth on Exhibit B to the amendment, provided that Adjusted EPS for the 2015 fiscal year is equal to the greater of $2.10 or an amount that is 3% higher than the actual Adjusted EPS for the 2015 fiscal year; and (iii) in each of 2014 and 2015 Mr. McGrath can earn an annual performance bonus of up to 125% of his then base salary based upon such financial (e.g., growth in EPS, return on equity, growth in the Common Stock price) and non-financial (e.g., organic growth, personnel development) factors determined annually by the Compensation Committee of the Board of Directors during the first quarter of the relevant calendar year for which the annual performance bonus criteria are being established; one-half of such bonus shall be paid in cash, and one-half in shares of restricted common stock, which shall vest in two equal annual installments, the first installment of which shall vest on the Annual Performance Bonus Award Date (as defined in the employment agreement) and thereafter on January 1 in each subsequent year until the final vesting date on January 1, 2017.

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

On February 18, 2014, we entered into a Continuation and Extension of Term of Employment Agreement with respect to Mr. Joel M. Bennett’s Employment Agreement dated October 21, 2011. Mr. Bennett’s employment agreement has been modified as follows: (i) it is deemed to have been renewed and continued from January 1, 2014 without interruption; (ii) it is extended through December 31, 2015; (iii) it provides for the base salary to increase to an annual rate of $460,000 commencing as of January 1, 2014; and (iv) there shall be no automatic increase in the annual base salary and any increase in base salary shall require the approval of the Compensation Committee.

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

Employee Benefits Plan

We sponsor for our U.S. employees (including the Named Officers), a defined contribution plan under Section 401(k) of the Internal Revenue Code.  The Plan provided that employees may defer up to 50% of their annual compensation subject to annual dollar limitations, and that we will make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation. The Company suspended its matching contribution effective January 1, 2010 and restarted the matching contribution effective January 1, 2011.  Company matching contributions, which vest immediately, totaled $2.1 million, $2.7 million and $2.1 million for 2011, 2012 and 2013, respectively.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 17, 2014 with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each Named Officer, and (4) all our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)(2)	Amount and Nature of Beneficial Ownership (3)(5)		Percent of Outstanding Shares(4)
Dr. Patrick Soon-Shiong	5,927,467	(5)	23.9
Investco Ltd.	2,605,771	(6)	11.2
Dimensional Fund Advisors LP	1,824,538	(7)	7.8
Black Rock, Inc.	1,745,879	(8)	7.5
Franklin Resources, Inc.	1,553,200	(9)	6.7
FMR LLC	1,300,000	(10)	5.6
Pine River Capital Management L.P.	1,223,731	(11)	5.3
Stephen G. Berman	661,038	(12)	2.8
Robert E. Glick	90,828	(13)	*
Michael G. Miller	90,828	(14)	*
Murray L. Skala	90,828	(15)	*
Joel M. Bennett	37,866		*
John J. McGrath	26,385	(16)	*
Peter F. Reilly	25,878	(17)	*
Rex H. Poulsen	22,373	(18)	*
All directors and executive officers as a group (10 persons)	1,046,024	(19)	4.5%
______________
*	Less than 1% of our outstanding shares.

(1)	Unless otherwise indicated, such person’s address is c/o JAKKS Pacific, Inc., 22619 Pacific Coast Highway, Malibu, California 90265.

(2)
The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the Securities and Exchange Commission. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The percentage of our outstanding shares is calculated by including among the shares owned by such person any shares which such person or entity has the right to acquire within 60 days after October 11, 2013. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

(3)	Except as otherwise indicated, exercises sole voting power and sole investment power with respect to such shares.

(4)
Does not include any shares of common stock issuable upon the conversion of $39.0 million of our 4.50% convertible senior notes due 2014, initially convertible at the rate of 63.2091 shares of common stock per $1,000 principal amount at issuance of the notes (but subject to adjustment under certain circumstances as described in the notes) nor any shares of common stock per $1,000 principal amount at issuance of the notes (but subject to adjustment under certain circumstances as described in the notes).

(5)
The address of Dr. Patrick Soon-Shiong is 10182 Culver Blvd., Culver City, CA 90232.  Includes 1,500,000 shares underlying a warrant owned by an affiliate. Except for 239,622 shares, and the shares underlying the warrant, all of the shares are owned jointly with California Capital Z, LLC.  All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13D/A filed on July 22, 2013.

(6)
The address of Investco Ltd. Is 1555 Peachtree Street NE; Atlanta, GA 30309.  All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on February 5, 2014.

(7)
The address of Dimensional Fund Advisors LP (formerly known as Dimensional Fund Advisors, Inc.) is Palisades West, Building One, 6300 Bee Cove Road, Austin, TX 78746.  Possesses sole voting power over 1,798,102 shares.  All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on February 10, 2014.

(8)
The address of BlackRock, Inc. is 40 East 52nd Street, New York, NY 10022. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on January 29, 2014.

(9)
The address of Franklin Resources, Inc. is One Franklin Parkway, San Mateo, CA 94403. Sole voting and dispositive power is held by Franklin Templeton Investments Corp.  All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed on February 5, 2013.

(10)
The address of FMR, LLC is 245 Summer Street, Boston, MA 02210. Possesses sole voting power with respect to only 1,185,090 of such shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed on August 12, 2013.

(11)
The address of Pine River Capital Management L.P. is 601 Carlson Pkwy, Suite 330, Minnetonka, MN 55305; Attn: Brian Taylor. Possesses joint voting and dispositive power with respect to all  of such shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed on February 11, 2014.

(12)
Includes 520,833 shares of common stock issued on January 1, 2014 pursuant to the terms of Mr. Berman’s January 1, 2003 Employment Agreement (as last amended on September 21, 2012), which shares are further subject to the terms of our January 1, 2014 Restricted Stock Award Agreement with Mr. Berman (the “Berman Agreement”). The Berman Agreement provides that Mr. Berman will forfeit his rights to all 520,833 shares unless certain conditions precedent are met prior to January 1, 2015, as described in the Berman Agreement, whereupon the forfeited shares will become authorized but unissued shares of our common stock.  Also includes 18,238 shares granted on February 11, 2011 representing the stock component of his 2010 performance bonus which vest in seven tranches over six years, with each of the first six tranches equal to 14.5% of the total grant, and a seventh tranche equal to 13% of the total grant. The initial tranche vested on February 11, 2011 with each succeeding tranche vesting on January 1 of each year commencing with January 1, 2012 with the final tranche vesting on January 1, 2017.

(13)
Includes 22,500 shares which Mr. Glick may purchase upon the exercise of certain stock options and 68,238 shares of Common Stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 15,630 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2015.

(14)
Includes 22,500 shares which Mr. Miller may purchase upon the exercise of certain stock options and 68,328 shares of Common Stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 15,630 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2015

(15)
Includes 22,500 shares which Mr. Skala may purchase upon the exercise of certain stock options and 68,328 shares of Common Stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 15,630 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2015.

(16)
Includes 11,160 shares of common stock issued on January 1, 2014 pursuant to the terms of Mr. McGrath’s March 4, 2010 Employment Agreement (as amended on August 23, 2011), which shares are further subject to the terms of our January 1, 2032 Restricted Stock Award Agreement with Mr. McGrath (the “McGrath Agreement”). The McGrath Agreement provides that Mr. McGrath will forfeit his rights to all 11,160 shares unless certain conditions precedent are met prior to January 1, 2015, as described in the McGrath Agreement, whereupon the forfeited shares will become authorized but unissued shares of our common stock.

(17)
Consists of 25,878 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 15,630 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2015.

(18)
Consists of 22,373 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 15,630 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2015.

(19)	Includes an aggregate of 67,500 shares which the directors and executive officers may purchase upon the exercise of certain stock options.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

(a)  Transactions with Related Persons

One of our directors, Murray L. Skala, is a partner in the law firm of Feder Kaszovitz LLP, which has performed, and is expected to continue to perform, legal services for us. In 2012 and 2013, we incurred approximately $2.9 million and $3.0 million, respectively, for legal fees and reimbursable expenses payable to that firm. As of December 31, 2012 and 2013, legal fees and reimbursable expenses of $0.5 million and $ 0.3 million, respectively, were payable to this law firm.

The owner of Nantworks, our DreamPlay Toys joint venture partner, beneficially owns 26.1% of the Company’s outstanding common stock, which includes 1.5 million shares underlying out-of-the-money warrants, or 6.6%. Pursuant to the joint venture agreements, the Company is obligated to pay Nantworks a preferred return on joint venture sales.

For the years ended and as of December 31, 2012 and 2013 preferred returns of nil and $188,000, respectively, were earned and payable to Nantworks.  In addition, the Company commenced leasing office space from Nantworks in 2013.  The lease expires on January 31, 2016.  Rent expense, including common area maintenance and parking, for the year ended December 31, 2013 was $0.8 million.

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

Item 14.  Principal Accountant Fees and Services

Before our principal accountant is engaged by us to render audit or non-audit services, as required by the rules and regulations promulgated by the Securities and Exchange Commission and/or Nasdaq, such engagement is approved by the Audit Committee.

The following are the fees of BDO USA, LLP, our principal accountant, for the two years ended December 31, 2013, for services rendered in connection with the audit for those respective years (all of which have been pre-approved by the Audit Committee):

	2012	2013
Audit Fees	$1,068,975	$1,152,579
Audit Related Fees	29,284	55,400
Tax Fees	—	—
All Other Fees	—	—
	$1,098,259	$1,207,979

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements (included in Item 8):

●	Reports of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2012 and 2013

●	Consolidated Statements of Operations for the years ended December 31, 2011, 2012 and 2013

●	Consolidated Statements of Other Comprehensive Income (Loss) for the years ended December 31, 2011, 2012 and 2013

●	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2012 and 2013

●	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2012 and 2013

●	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules (included in Item 8):

●	Schedule II — Valuation and Qualifying Accounts

(3)	Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated By-Laws of the Company (2)
4.1	Rights Agreement dated as of March 5, 2012 between the Company and Computershare Trust Company, N.A., as Rights Agent (3)
10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.2.1	2008 Amendment to 2002 Stock Award and Incentive Plan (9)
10.3	Amended and Restated Employment Agreement between the Company and Jack Friedman, dated as of March 26, 2003 (10)
10.4	Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of March 26, 2003 (10)
10.4.1	Second Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of November 11, 2010 (11)
10.4.2	Clarification Letter dated October 20, 2011 with respect to Mr. Berman’s Second Amended and Restated employment agreement (12)
10.4.3	Amendment Number One to Mr. Berman’s Second Amended and Restated Employment Agreement dated September 21, 2012 (13)
10.5	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (14)
10.6	Form of Restricted Stock Agreement (10)
10.7	Employment Agreement between the Company and Joel M. Bennett, dated October 21, 2011 (2)
10.7.1	Continuation and Extension of Term of Employment Agreement Between JAKKS Pacific, Inc. and Joel M. Bennett dated February 18, 2014 (15)
10.8	Employment Agreement between the Company and John a/k/a Jack McGrath, dated March 4, 2010 (16)
10.8.1	First Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated August 23, 2011 (16)
10.8.2	Second Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated May 15, 2013 (17)
14	Code of Ethics (18)
21	Subsidiaries of the Company (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Stephen G. Berman (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Joel Bennett (*)
32.1	Section 1350 Certification of Stephen G. Berman (*)
32.2	Section 1350 Certification of Joel Bennett (*)

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.
(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(3)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed March 5, 2012, and incorporated herein by reference..
(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference
(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.
(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.
(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.
(9)	Filed previously as an exhibit to the Company’s Schedule 14A Proxy Statement, filed August 20, 2008, and incorporated herein by reference.
(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, filed March 31, 2003, and incorporated herein by reference.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 17, 2010, and incorporated herein by reference.
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 25, 2012, and incorporated herein by reference.
(14)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.
(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed February 20, 2014, and incorporated herein by reference.
(16)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 24, 2011, and incorporated herein by reference.
(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed May 21, 2013, and incorporated herein by reference.
(18)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 2014	JAKKS PACIFIC, INC.

	By:	/s/ STEPHEN G. BERMAN
Stephen G. Berman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEPHEN G. BERMAN	Director and	March 17, 2014
Stephen G. Berman	Chief Executive Officer

Chief Financial Officer
/s/ JOEL M. BENNETT	(Principal Financial Officer and	March 17, 2014
Joel M. Bennett	Principal Accounting Officer)

/s/ REX H. POULSEN	Director	March 17, 2014
Rex H. Poulsen

/s/ ROBERT E. GLICK	Director	March 17, 2014
Robert E. Glick

/s/ MICHAEL G. MILLER	Director	March 17, 2014
Michael G. Miller

/s/ MURRAY L. SKALA	Director	March 17, 2014
Murray L. Skala

/s/ PETER F. REILLY	Director	March 17, 2014
Peter F. Reilly

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated By-Laws of the Company (2)
4.1	Rights Agreement dated as of March 5, 2012 between the Company and Computershare Trust Company, N.A., as Rights Agent (3)
10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.2.1	2008 Amendment to 2002 Stock Award and Incentive Plan (9)
10.3	Amended and Restated Employment Agreement between the Company and Jack Friedman, dated as of March 26, 2003 (10)
10.4	Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of March 26, 2003 (10)
10.4.1	Second Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of November 11, 2010 (11)
10.4.2	Clarification Letter dated October 20, 2011 with respect to Mr. Berman’s Second Amended and Restated employment agreement (12)
10.4.3	Amendment Number One to Mr. Berman’s Second Amended and Restated Employment Agreement dated September 21, 2012 (13)
10.5	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (14)
10.6	Form of Restricted Stock Agreement (10)
10.7	Employment Agreement between the Company and Joel M. Bennett, dated October 21, 2011 (2)
10.7.1	Continuation and Extension of Term of Employment Agreement Between JAKKS Pacific, Inc. and Joel M. Bennett dated February 18, 2014 (15)
10.8	Employment Agreement between the Company and John a/k/a Jack McGrath, dated March 4, 2010 (16)
10.8.1	First Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated August 23, 2011 (16)
10.8.2	Second Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated May 15, 2013 (17)
14	Code of Ethics (18)
21	Subsidiaries of the Company (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Stephen G. Berman (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Joel Bennett (*)
32.1	Section 1350 Certification of Stephen G. Berman (*)
32.2	Section 1350 Certification of Joel Bennett (*)

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.
(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(3)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed March 5, 2012, and incorporated herein by reference..
(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference
(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.
(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.
(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.

(9)	Filed previously as an exhibit to the Company’s Schedule 14A Proxy Statement, filed August 20, 2008, and incorporated herein by reference.
(10)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, filed March 31, 2003, and incorporated herein by reference.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 17, 2010, and incorporated herein by reference.
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 25, 2012, and incorporated herein by reference.
(14)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.
(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed February 20, 2014, and incorporated herein by reference.
(16)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 24, 2011, and incorporated herein by reference.
(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed May 21, 2013, and incorporated herein by reference.
(18)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.

(*)         Filed herewith.