Form 10-Q
period 2014-03-31
JAKKS PACIFIC INC
filed 2014-05-13
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the issuer’s common stock is 23,277,563 as of May 12, 2014.

 JAKKS PACIFIC, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
Quarter Ended March 31, 2014
ITEMS IN FORM 10-Q

		Page

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets - December 31, 2013 and March 31, 2014 (unaudited)	3
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2014 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2014 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Mine Safety Disclosures	None
Item 5.	Other Information	None
	Exhibits	38

Signatures		39
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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

Assets	December 31, 2013 (*)	March 31, 2014 (Unaudited)
Current assets
Cash and cash equivalents	$117,071	$113,355
Marketable securities	220	220
Accounts receivable, net of allowance for uncollectible accounts of $2,928 and $2,718, respectively	101,223	65,367
Inventory	46,784	42,203
Income tax receivable	24,008	24,008
Deferred income taxes	3,953	4,600
Prepaid expenses and other	27,673	32,590
Total current assets	320,932	282,343
Property and equipment
Office furniture and equipment	14,312	14,514
Molds and tooling	78,096	78,923
Leasehold improvements	4,917	4,916
Total	97,325	98,353
Less accumulated depreciation and amortization	86,229	87,511
Property and equipment, net	11,096	10,842
Intangibles	57,439	55,867
Other long term assets	6,175	7,481
Investment in DreamPlay LLC	7,000	7,000
Investment in joint venture	18	—
Goodwill, net	44,876	44,936
Trademarks, net	2,308	2,308
Total assets	$449,844	$410,777
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$25,275	$21,338
Accrued expenses	69,086	46,615
Reserve for sales returns and allowances	31,374	24,426
Income taxes payable	20,762	21,449
Short term debt	38,098	48,098
Total current liabilities	184,595	161,926
Convertible senior notes	100,000	100,000
Other liabilities	7,021	7,429
Income taxes payable	2,597	2,553
Deferred income taxes	6,946	6,369
Total liabilities	301,159	278,277
Commitments and Contingencies
Stockholders’ equity
Preferred shares, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 22,668,680 and 23,277,563 shares issued and outstanding, respectively	23	23
Additional paid-in capital	200,665	200,942
Accumulated deficit	(48,154)	(64,459)
Accumulated other comprehensive loss	(3,849)	(4,006)
Total stockholders’ equity	148,685	132,500
Total liabilities and stockholders’ equity	$449,844	$410,777

(*) Derived from audited financial statements

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31, (Unaudited)
	2013	2014

Net sales	$78,069	$82,510
Cost of sales	54,690	58,955
Gross profit	23,379	23,555
Selling, general and administrative expenses	47,224	38,479
Loss from operations	(23,845)	(14,924)
Equity in net (loss) income of joint venture	(646)	314
Interest income	75	27
Interest expense	(2,846)	(2,206)
Loss before provision (benefit) for income taxes	(27,262)	(16,789)
Provision (benefit) for income taxes	300	(484)
Net loss	$(27,562)	$(16,305)
Loss per share – basic and diluted	$(1.26)	$(0.74)
Comprehensive loss	$(28,129)	$(16,462)

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31, (Unaudited)
	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,562)	$(16,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,728	3,314
Share-based compensation expense	207	277
Gain on disposal of property and equipment	—	(13)
Deferred income taxes	—	(1,224)
Equity in net income (loss) of joint venture	834	(314)
Changes in operating assets and liabilities:
Accounts receivable	40,470	35,856
Inventory	7,638	4,581
Prepaid expenses and other current assets	(11,610)	(4,917)
Accounts payable	(7,391)	(3,937)
Accrued expenses	(13,703)	(22,471)
Income taxes payable	5,256	643
Reserve for sales returns and allowances	(3,648)	(6,948)
Other liabilities	104	408
Total adjustments	21,885	5,255
Net cash used in operating activities	(5,677)	(11,050)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,982)	(1,195)
Change in other assets	(566)	4
Contribution to joint venture	(2,237)	—
Distribution from joint venture	502	332
Cash paid for net assets of business acquired	347	—
Net cash used in investing activities	(3,936)	(859)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) credit facility borrowings	(12,800)	10,000
Credit facility costs	—	(1,590)
Dividends paid	(1,547)	—
Net cash (used in) provided by financing activities	(14,347)	8,410
Effect of foreign currency translation	—	(217)
Net decrease in cash and cash equivalents	(23,960)	(3,716)
Cash and cash equivalents, beginning of period	189,321	117,071
Cash and cash equivalents, end of period	$165,361	$113,355
Cash paid (received) during the period for:
Income taxes	$(4,788)	$60
Interest	$524	$2,209

See Notes 9 and 10 for additional supplemental information to the condensed consolidated statements of cash flows.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2014

Note 1 — Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, which contains audited financial information for the three years in the period ended December 31, 2013.

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

The Role Play, Novelty and Seasonal Toys segment includes role play and dress-up products, Halloween and everyday costume play, novelty toys, seasonal and outdoor products and indoor and outdoor kids’ furniture.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group and Major Customers - (continued)

Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three months ended March 31, 2013 and 2014 and as of December 31, 2013 and March 31, 2014 are as follows (in thousands):

	Three Months Ended March 31,
	2013	2014

Net Sales
Traditional Toys and Electronics	$38,117	$35,592
Role Play, Novelty and Seasonal Toys	39,952	46,918
	$78,069	$82,510

	Three Months Ended March 31,
	2013	2014

Operating Loss
Traditional Toys and Electronics	$(13,122)	$(8,766)
Role Play, Novelty and Seasonal Toys	(10,723)	(6,158)
	$(23,845)	$(14,924)

	Three Months Ended March 31,
	2013	2014

Depreciation and Amortization Expense
Traditional Toys and Electronics	$1,793	$1,828
Role Play, Novelty and Seasonal Toys	865	1,207
	$2,658	$3,035

	December 31,	March 31,
	2013	2014
Assets
Traditional Toys and Electronics	$280,217	$204,921
Role Play, Novelty and Seasonal Toys	169,627	205,856
	$449,844	$410,777

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group and Major Customers - (continued)

The following tables present information about the Company by geographic area as of December 31, 2013 and March 31, 2014 and for the three months ended March 31, 2013 and 2014 (in thousands):

	December 31, 2013	March 31, 2014
Long-lived Assets
China	$8,488	$8,393
United States	1,768	1,702
Hong Kong	840	747
	$11,096	$10,842

	Three Months Ended March 31,
	2013	2014
Net Sales by Customer Area
United States	$61,383	$65,014
Europe	9,068	7,062
Canada	2,090	3,878
Hong Kong	1,210	73
Other	4,318	6,483
	$78,069	$82,510

Major Customers

Net sales to major customers for the three months ended March 31, 2013 and 2014 were as follows (in thousands, except for percentages):

	Three Months Ended March 31
	2013		2014
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales

Wal-Mart	$18,182	23.3%	$18,732	22.7%
Target	9,493	12.2	10,005	12.1
Toys ‘R’ Us	7,052	9.0	12,554	15.2
	$34,727	44.5%	$41,291	50.0%

No other customer accounted for more than 10% of the Company’s total net sales.

At December 31, 2013 and March 31, 2014, the Company’s three largest customers accounted for approximately 39.5% and 48.2% respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and warehouse costs, is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	December 31, 2013	March 31, 2014

Raw materials	$1,784	$1,827
Finished goods	45,000	40,376
	$46,784	$42,203

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

The Company’s reserve for sales returns and allowances amounted to $31.4 million as of December 31, 2013, compared to $24.4 million as of March 31, 2014. This decrease is primarily due to certain customers taking their year-end allowances related to 2013 sales during 2014.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Credit Facility

In September 2012, the Company and its domestic subsidiaries entered into a secured credit facility with Wells Fargo Bank, National Association (the “WF Loan Agreement”). The WF Loan Agreement provided for a $75.0 million working capital revolving credit facility. The amounts outstanding under the revolving credit facility were originally payable in full upon maturity of the credit facility on April 30, 2013. By Amendment to the WF Loan Agreement dated March 28, 2013, the Company was granted an over advance of up to $30.0 million over the borrowing capacity of which $29.0 million was advanced to the Company on March 29, 2013. In addition, the maturity date was changed to April 2, 2013, on which date the Company paid off the credit facility in full.

On March 27, 2014, the Company and its domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (the “Loan Agreement”). The Loan Agreement provides for a $75.0 million working capital revolving credit facility subject to availability based on prescribed advance rates on certain accounts receivable and inventory. The amounts outstanding under the revolving credit facility are payable in full upon maturity of the credit facility on March 27, 2017. The credit facility is secured by a substantial amount of the assets of the Company. The amount outstanding on the credit facility as of March 31, 2014 is $10.0 million; the total borrowing capacity was approximately $12.8 million.

The Company’s ability to borrow under the Loan Agreement is also subject to its ongoing compliance with certain financial covenants, including that the Company and its subsidiaries for the year to date periods ending on March 31, 2014 and June 30, 2014 maintain and earn on a year to date consolidated basis consolidated EBITDA equal to or greater than negative $12.5 million and negative $10.8 million, respectively, and, thereafter, maintain a fixed charge coverage ratio of at least 1.2:1.0 based on (i) the trailing three quarters as of September 30, 2014; and (ii) the trailing four quarters as of December 31, 2014 and thereafter.

The Loan Agreement allows the Company to borrow under the credit facility at LIBOR or at a base rate, plus applicable margins of 325 basis point spread over LIBOR and 225 basis point spread on base rate loans. As of March 31, 2014, the rate on the credit facility was approximately 3.48%. In addition, the credit facility has an unused line fee based on the unused amount of the credit facility, ranging from 38.5 to 62.5 basis points.

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

As of March 31, 2014, the Company was in compliance with the financial covenants under the Loan Agreement. In the event the Company fails to meet any of the financial covenants or any other of the original or additional covenants under the Loan Agreement in the future, the lender could declare an event of default, which could have a material adverse effect on the Company’s financial condition and results of operations. The Company would be required to obtain amendments and/or waivers or renegotiate the Loan Agreement with its lender, however there is no assurance that the lender will grant any waiver or agree to an amendment or renegotiation of the Loan Agreement. Any such amendment or waiver will likely require payment of a fee, result in higher interest rates on outstanding loan amounts and/or impose other restrictions. If the lender does not agree to a waiver and/or amendment and determine an event of default has occurred, the lender may accelerate all obligations of the Company under the Loan Agreement, demand immediate repayment of all obligations, and/or terminate all commitments to extend further credit under the Loan Agreement. If access to our credit facility is limited or terminated, liquidity could be constrained, which might affect the Company’s operations and growth prospects, and the Company might need to seek additional equity or debt financing. There is no assurance that such alternative financing would be available on acceptable terms or at all. Furthermore, any equity financing could result in dilution to existing stockholders and any debt financing might include restrictive covenants that could impede the Company’s ability to effectively operate and grow its business in the future.

Note 6 — Convertible Senior Notes

 In November 2009, the Company sold an aggregate of $100.0 million principal amount of 4.50% Convertible Senior Notes due 2014 (the “2014 Notes”). The 2014 Notes, which are senior unsecured obligations of the Company, pay cash interest semi-annually at a rate of 4.50% per annum and will mature on November 1, 2014. The initial conversion rate was 63.2091 shares of JAKKS common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment under certain circumstances. As a result of the cash dividend of $0.10 per share declared by the Board of Directors paid October 3, 2011, January 3, 2012, April 2, 2012, July 2, 2012, October 1, 2012 and January 2, 2013 and of $0.07 per share declared by the Board paid April 1, 2013 and July 1, 2013 and the above-market self-tender offer in July 2012, the new conversion rate is 68.8564 shares of JAKKS common stock per $1,000 principal amount of notes (or approximately $14.52 per share). Prior to August 1, 2014, holders of the 2014 Notes may convert their notes only upon the occurrence of specified events. Upon conversion, the 2014 Notes may be settled, at the Company’s election, in cash, shares of its common stock or a combination of cash and shares of its common stock. Holders of the 2014 Notes may require that the Company repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined).  On July 24, 2013, the Company repurchased an aggregate of $61.0 million principal amount of these notes at par plus accrued interest with a portion of the net proceeds from the issuance of $100.0 million principal amount of 4.25% convertible senior notes due 2018 resulting in a gain on extinguishment of $0.1 million.

Accounting Standards Codification ("ASC") 470-20, “Debt with Conversion and Other Options,” requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. In accordance with ASC 470-20, the Company allocated $13.7 million of the $100.0 million principal amount of the 2014 Notes to the equity component, which represents a discount to the debt that is being amortized to interest expense through November 1, 2014. Interest expense associated with the amortization of the discount was $0.7 million and $0.3 million for the three months ended March 31, 2013 and 2014, respectively. The Company repurchased $61.0 million of the 2014 Notes during the quarter ended September 30, 2013 as discussed below, with $2.8 million of the price allocated to the repurchase of the related equity component. In addition, approximately $2.2 million of the unamortized debt discount and $0.6 million of debt issuance costs were written off in connection with the repurchase of the 2014 Notes. The balance of the discount was $0.9 million and $0.6 million at December 31, 2013 and March 31, 2014, respectively.

In July 2013, the Company sold an aggregate of $100.0 million principal amount of 4.25% Convertible Senior Notes due 2018 (the “2018 Notes”).  The 2018 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on August 1 and February 1 of each year at a rate of 4.25% per annum and will mature on August 1, 2018.  The initial conversion rate for the 2018 Notes is 114.3674 shares of our common per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.74 per share of common stock, subject to adjustment in certain events.  Holders of the 2018 Notes may convert their notes upon the occurrence of specified events.  Upon conversion, the 2018 Notes will be settled in shares of the Company’s common stock.  The Company used $61.0 million of the approximate $96.0 million in net proceeds from the offering to repurchase at par $61.0 million principal amount of the 2014 Notes. The remainder of the net proceeds will be used for general corporate purposes.

The fair value of the 2014 Notes as of December 31, 2013 and March 31, 2014 was approximately $37.7 million and $39.3 million, respectively, based upon the most recent quoted market price. The fair value of the 2018 Notes as of December 31, 2013 and March 31, 2014 was approximately $97.4 million and $104.0 million, respectively, based upon the most recent quoted market price. The fair value of the convertible senior notes is considered to be a Level 2 measurement on the fair value hierarchy.

 Note 7 — Income Taxes

The Company’s income tax benefit of $0.5 million for the three months ended March 31, 2014 reflects an effective tax rate of 2.88%.  Included in the tax benefit of $0.5 million is a discrete tax benefit of $44,000 related to a reduction in tax reserves resulting from a closed tax audit. The Company’s income tax expense of $0.3 million for the three months ended March 31, 2013 reflects an effective tax rate of (1.10%). Included in the tax expense of $0.3 million is a discrete tax benefit of $73,000 related to a reduction in tax reserves resulting from closed statutes of limitation.

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11), which requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. The adoption of this update did not have a material impact on the financial statements of the Company.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 — Loss Per Share

The following table is a reconciliation of the weighted average shares used in the computation of loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2013			2014
	Loss	Weighted Average Shares	Per-Share	Loss	Weighted Average Shares	Per-Share

Loss per share – basic and diluted
Net loss available to common stockholders	$(27,562)	21,873	$(1.26)	$(16,305)	22,003	$(0.74)

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of warrants, options and convertible debt to the extent they are dilutive). Common share that could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted loss per share, totaled approximately 2,069,729 and 2,894,667 for the three months ended March 31, 2013 and 2014, respectively. For the three months ended March 31, 2012 and 2013, the convertible notes interest and related common share equivalent of 6,839,945 and 14,122,690, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Common Stock and Preferred Stock

The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.

In January 2014, the Company issued an aggregate of 531,993 shares of restricted stock at a value of approximately $3.6 million to two executive officers, which vest, subject to certain company financial performance criteria, over a one to three year period. In addition, an aggregate of 78,150 shares of restricted stock were issued to its five non-employee directors, which vest in January 2015, at an aggregate value of approximately $0.5 million.

All issuances of common stock, including those issued pursuant to stock option and warrant exercises, restricted stock grants and acquisitions, are issued from the Company’s authorized but not issued and outstanding shares.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Business Combinations

In July 2012, the Company acquired all of the stock of Maui, Inc., an Ohio corporation, Kessler Services, Inc., a Nevada corporation, and A.S. Design Limited, a Hong Kong corporation (collectively, “Maui”). The total initial consideration of $37.6 million consisted of $36.2 million in cash and the assumption of liabilities in the amount of $1.4 million. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $18.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria. The fair value of the expected earn-out of $16.0 million was accrued and recorded as goodwill as of the acquisition date. All future changes to the earn-out liability will be charged to income. Maui did not achieve the prescribed earn-out targets for 2013, therefore $6.0 million was credited to other income in the fourth quarter of 2013. Maui is a leading manufacturer and distributor of spring and summer activity toys and impulse toys and was included in the Company’s results of operations from the date of acquisition.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 — Joint Ventures

The Company owns a fifty percent interest in a joint venture (“Pacific Animation Partners”) with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company. The joint venture was created to develop and produce a boys’ animated television show, which it licenses worldwide for television broadcast as well as consumer products. The Company is producing and marketing toys based upon the television program under a license from the joint venture. The joint venture has also licensed certain other merchandising rights to third parties. The Company is responsible for fifty percent of the operating expenses of the joint venture and thirty-one percent of the production costs of the television show. The joint venture completed and delivered 26 episodes of the first season of the show, which began airing in February 2012. The joint venture has also delivered 26 episodes of the 2nd season of the show, which began airing in April 2013. Production on an additional 13 episodes was completed and is available for sale. The Company is responsible for production costs in the aggregate amount of approximately $5.7 million, of which $1.4 million and $1.6 million were paid in 2012 and 2013, respectively. As of December 2013, the joint venture has chosen to cease production of the television show.  There were no production costs during the first quarter of 2014. The Company’s investment is being accounted for using the equity method. For the three months ended March 31, 2013 and 2014, the Company recognized loss of $0.6 million and income of $0.3 million from the joint venture, respectively, including producer fees and royalty income from the joint venture in the amount of $0.2 million for each of the respective quarters.

 As of December 31, 2013 and March 31, 2014, the balance of the investment in the Pacific Animation Partners joint venture includes the following components (in thousands):

	December 31,	March 31,
	2013	2014
Capital contributions, net of distributions	$4,188	$3,856
Equity in cumulative net loss	(4,170)	(3,856)
Investment in joint venture	$18	$—

 In September 2012, the Company entered into a joint venture (“DreamPlay Toys”) with NantWorks LLC (“NantWorks”) in which it owns a fifty percent interest. Pursuant to the operating agreement of  DreamPlay Toys, the Company paid to NantWorks cash in the amount of $8.0 million and issued NantWorks a warrant to purchase 1.5 million shares of the Company’s common stock at a value of $7.0 million in exchange for the exclusive right to arrange for the provision of the NantWorks recognition technology platform for toy products. The Company has classified these rights as an intangible asset and will amortize the asset over the anticipated revenue stream from the exploitation of these rights. The joint venture entered into a Toy Services Agreement with an initial term of three years expiring on October 1, 2015 and a renewal period at the option of the Company expiring October 1, 2018, subject to the achievement of certain financial targets, to develop and produce toys utilizing recognition technologies owned by NantWorks. Pursuant to the terms of the Toy Services Agreement, NantWorks is entitled to receive a preferred return based upon net sales of DreamPlay Toys product sales and third-party license fees. The preferred return for NantWorks was nil and approximately $50,000 for the three months ended March 31, 2013 and March 31, 2014, respectively. The Company retains the financial risk of the joint venture and is responsible for the day-to-day operations, including development, sales and distribution, for which it is entitled to receive any remaining profit or is responsible for any losses, and the results of operations of the joint venture will be consolidated with the Company’s results. Sales of DreamPlay Toys products commenced in the third quarter of 2013.

 In addition, the Company invested $7.0 million in cash in exchange for a five percent economic interest in a related entity, DreamPlay LLC, that will exploit the proprietary recognition technologies in non-toy consumer product categories. NantWorks has the right to repurchase the Company’s interest for $7.0 million. The Company has classified this investment as a long term asset on its balance sheet and is accounting for it using the cost method. As of March 31, 2014 the Company determined that the value of this investment will be realized and that no impairment has occurred.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12 — Goodwill

The changes to the carrying amount of goodwill for the three months ended March 31, 2014 are as follows (in thousands):

	Traditional Toys and Electronics	Role Play, Novelty and Seasonal Toys	Total
Balance at beginning of the period	$25,265	$19,611	$44,876
Adjustments to goodwill for foreign currency translation	60	—	60
Balance, March 31, 2014	$25,325	$19,611	$44,936

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If step one indicates that an impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. There was no goodwill impairment during the periods ended March 31, 2013 and 2014.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Intangible Assets Other Than Goodwill

Intangible assets other than goodwill consist primarily of licenses, product lines, customer relationships and trademarks. Amortized intangible assets are included in Intangibles in the accompanying balance sheets. Trademarks are disclosed separately in the accompanying balance sheets. Debt offering costs from the issuance of the Company’s convertible senior notes are included in Other Long Term Assets in the accompanying balance sheets. Intangible assets and debt issuance costs as of December 31, 2013 and March 31, 2014 are as follows (in thousands, except for weighted useful lives):

		December 31, 2013			March 31, 2014
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)

Amortized Intangible Assets:
Licenses	4.96	$91,488	$(82,410)	$9,078	$91,488	$(82,540)	$8,948
Product lines	5.84	66,594	(22,623)	43,971	66,594	(23,760)	42,834
Customer relationships	5.21	9,348	(7,251)	2,097	9,348	(7,396)	1,952
Trade names	5.00	3,000	(850)	2,150	3,000	(1,000)	2,000
Non-compete/Employment contracts	3.90	3,333	(3,190)	143	3,333	(3,200)	133
Total amortized intangible assets		173,763	(116,324)	57,439	173,763	(117,896)	55,867
Deferred Costs:
Debt issuance costs	4.28	8,478	(4,407)	4,071	10,068	(4,687)	5,381
Unamortized Intangible Assets:
Trademarks		2,308	―	2,308	2,308	―	2,308
Total Intangible Assets:		$184,549	$(120,731)	$63,818	$186,139	$(122,583)	$63,556

Amortization expense related to limited life intangible assets and debt issuance costs was $1.5 million and $1.9 million for the three months ended March 31, 2013 and 2014, respectively. Debt issuance costs in the amount of $0.6 million were written off in the third quarter of 2013 in connection with the repurchase of a portion of the convertible senior notes due in 2014.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14 — Comprehensive Loss

The table below presents the components of the Company’s comprehensive loss for the three months ended March 31, 2013 and 2014 (in thousands):

	Three Months Ended March 31
	2013	2014
Net loss	$(27,562)	$(16,305)
Other comprehensive loss:
Foreign currency translation adjustment	(567)	(157)
Comprehensive loss	$(28,129)	$(16,462)

Note 15 — Litigation

On July 25, 2013, a purported class action lawsuit was filed in the United States District Court for the Central District of California captioned Melot v. JAKKS Pacific, Inc. et al., Case No. CV13-05388 (JAK) against Stephen G. Berman, Joel M. Bennett (collectively the “Individual Defendants”), and the Company (collectively, “Defendants”).  On July 30, 2013, a second purported class action lawsuit was filed containing similar allegations against Defendants captioned Dylewicz v. JAKKS Pacific, Inc. et al., Case No.CV13-5487 (OON).  The two cases (collectively, the “Class Action”) were consolidated on December 2, 2013 under Case No. CV13-05388 JAK (SSx) and lead plaintiff and lead counsel appointed.  On January 17, 2014, Plaintiff filed a consolidated class action complaint (the “Complaint”) against Defendants alleging that the Company violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder by making false and/or misleading statements concerning Company financial projections and performance as part of its public filings and earnings calls from July 17, 2012 through July 17, 2013.  Specifically, the Complaint alleges that the Company’s forward looking statements, guidance and other public statements were false and misleading for allegedly failing to disclose (i) certain alleged internal forecasts, (ii) the Company's alleged quarterly practice of laying off and rehiring workers, (iii) the Company's alleged entry into license agreements with guaranteed minimums the Company allegedly knew it was unable to meet; and (iv) allegedly poor performance of the Monsuno and Winx lines of products after their launch.  The Complaint also alleged violations of Section 20(a) of the Exchange Act by Messrs. Berman and Bennett.  The Complaint seeks compensatory and other damages in an undisclosed amount as well as attorneys’ fees and pre-judgment and post-judgment interest.  The foregoing is a summary of the Complaint and is subject to the text of the Complaint which is on file with the Court.  The Company filed a motion to dismiss the Complaint on February 17, 2014, and the Motion has been fully briefed.  A hearing on the motion to dismiss is scheduled for June 2, 2014.  We believe that the claims in the Class Action are without merit, and we intend to defend vigorously against them.  However, because the Class Action is in a preliminary stage, we cannot assure you as to its outcome, or that an adverse decision in such action would not have a material adverse effect on our business, financial condition or results of operations.

         On February 25, 2014, a shareholder derivative action was filed in the Central District of California by Advanced Advisors, G.P. against the Company, nominally, and against Messrs. Berman, Bennett, Miller, Skala, Glick, Ellin, Almagor, Poulsen and Reilly and Ms. Brodsky (Advanced Partners, G.P., v. Berman, et al., CV14-1420 (DSF)).  On March 6, 2014, a second shareholder derivative action alleging largely the same claims against the same defendants was filed in the Central District of California by Louisiana Municipal Police Employees Retirement System (Louisiana Municipal Police Employees Retirement System v, Berman et al., CV14-1670 (GHF).  On April 17, 2014, the cases were consolidated under Case No. 2:14-01420-JAK (SSx) (the “Derivative Action”).  On April 30, 2014, a consolidated amended complaint (“CAC”) was filed, which includes alleged (i) a claim for contribution under Sections 10(b) and 21(D) of the Securities Exchange Act related to allegations made in the Class Action; (ii) derivative and direct claims for alleged violations of Section 14 of the Exchange Act and Rule 14a-9 promulgated thereunder related to allegedly misleading statements about Mr. Berman’s compensation plan in the Company’s October 25, 2013 proxy statement; (iii) derivative claims for breaches of fiduciary duty related to the Company’s response to an unsolicited indication of interest from Oaktree Capital, stock repurchase, standstill agreement with the Clinton Group, and decisions related to the NantWorks joint venture; and (iv) claims against Messrs. Berman and Bennett for breach of fiduciary duty related to the Class Action.  The CAC seeks compensatory damages, pre-judgment and post-judgment interest, and declaratory and equitable relief.  The foregoing is a summary of the CAC and is subject to the text of the CAC, which is on file with the Court.  Any response to the CAC is due on May 24, 2014 and a joint scheduling report is due on May 23, 2014 with a scheduling conference to be held on June 2, 2014.

The Company is a party to, and certain of its property is the subject of, various other pending claims and legal proceedings that routinely arise in the ordinary course of its business. The Company does not believe that any of these claims or proceedings will have a material adverse effect on its business, financial condition or results of operations.

Note 16 — Share-Based Payments

The Company’s 2002 Stock Award and Incentive Plan (the “Plan”) provides for the awarding of stock options and restricted stock to employees, officers and non-employee directors. Under the Plan, the Company grants directors, certain executives and other key employees restricted common stock, with vesting contingent upon completion of specified service periods ranging from one to five years. The Company also grants certain executives performance-based awards, with vesting contingent upon the Company’s achievement of specified financial goals.  The Plan is more fully described in Notes 15 and 18 to the Consolidated Financial Statements in the Company’s 2013 Annual Report on Form 10-K.

The following table summarizes the total share-based compensation expense and related tax benefits recognized for the three months ended March 31, 2013 and 2014 (in thousands):

	Three Months Ended March 31
	2013		2014
Restricted stock compensation expense		$207		$277
Tax benefit related to restricted stock compensation	$	―	$	―

Stock option activity pursuant to the Plan for the three months ended March 31, 2014 is summarized as follows:

	Plan Stock Options
	Number of Shares	Weighted Average Exercise Price
Outstanding and Exercisable, December 31, 2013	127,144	$20.20
Granted	―	―
Exercised	―	―
Cancelled	(7,500)	13.15
Outstanding and Exercisable, March 31, 2014	119,644	20.64

Restricted stock award activity pursuant to the Plan for the three months ended March 31, 2014 is summarized as follows:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Price

Outstanding, December 31, 2013	721,752	$6.88
Awarded	610,143	6.72
Released	(56,872)	12.79
Forfeited	―	―
Outstanding, March 31, 2014	1,275,023	6.58

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and Notes thereto, which appear elsewhere herein.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements and supplementary information were prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Inherent in the application of many of these accounting policies is the need for management to make estimates and judgments in the determination of certain revenues, expenses, assets and liabilities. As such, materially different financial results can occur as circumstances change and additional information becomes known. The policies with the greatest potential effect on our results of operations and financial position include:

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

Goodwill, Trademarks (net) and Intangible assets amounted to $103.1 million as of March 31, 2014 and $104.6 million as of December 31, 2013.

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

Discrete Items for Income Taxes. A discrete tax benefit of $44,000 related to a reduction in tax reserves resulting from closed statutes of limitation was recognized during the three months ended March 31, 2014.  During this same period in 2013, we recognized a discrete tax benefit of $0.1 million related to a reduction in tax reserves resulting from closed statutes of limitation.

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

 We accrue a tax reserve for additional income taxes, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of December 31, 2013 and March 31, 2014, our income tax reserves were approximately $2.6 million and $2.6 million , respectively, and relate to the potential income tax audit adjustments, primarily in the areas of fixed asset depreciation in Hong Kong and ongoing state tax audits.

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

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended March 31,
	2013	2014

Net sales	100%	100%
Cost of sales	70.1	71.5
Gross profit	29.9	28.5
Selling, general and administrative expenses	60.5	46.6
Loss from operations	(30.6)	(18.1)
Equity in net (loss) income of joint venture	(0.8)	0.4
Interest income	0.1	0.1
Interest expense	(3.6)	(2.7)
Loss before provision (benefit) for income taxes	(34.9)	(20.3)
Provision (benefit) for income taxes	0.4	(0.6)
Net loss	(35.3)%	(19.7)%

The following unaudited table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Three Months Ended March 31,
	2013	2014

Net Sales
Traditional Toys and Electronics	$38,117	$35,592
Role Play, Novelty and Seasonal Toys	39,952	46,918
	78,069	82,510
Cost of Sales
Traditional Toys and Electronics	26,866	27,683
Role Play, Novelty and Seasonal Toys	27,824	31,272
	54,690	58,955
Gross Profit
Traditional Toys and Electronics	11,251	7,910
Role Play, Novelty and Seasonal Toys	12,128	15,645
	$23,379	$23,555

 Comparison of the Three Months Ended March 31, 2013 and 2014

Net Sales

Traditional Toys and Electronics. Net sales of our Traditional Toys and Electronics segment were $35.6 million for the three months ended March 31, 2014, compared to $38.1 million for the prior year period, representing a decrease of $2.5 million, or 6.6%. The decrease in net sales was due to a variety of factors, including decreased orders from several retailers, and the tapering off of sales of action figures based on the animation series Monsuno®, Winx Club® dolls, and unit sales of Spy Net® offset in part by an increase in unit sales of our 31 inch boys action figures.

Role Play, Novelty and Seasonal Toys. Net sales of our Role Play, Novelty and Seasonal Toys were $46.9 million for the three months ended March 31, 2014 compared to $40.0 million for the prior year period, representing an increase of $6.9 million, or 17.4%. The increase in net sales was primarily due to an increase in units sales of our role play and dress up products based on the Frozen® property and increased unit sales of our Maui Toys division.

Cost of Sales

Traditional Toys and Electronics. Cost of sales of our Traditional Toys and Electronics segment was $27.7 million, or 77.8% of related net sales, for the three months ended March 31, 2014 compared to $26.9 million, or 70.5% of related net sales, for the prior year period, representing an increase of $0.8 million, or 3.0%. The dollar increase in cost of sales and increase of cost as a percentage of sales is due to closeout sales and an increase in royalty expense.  Royalties as a percentage of sales increased due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalty rates. Our depreciation of molds and tools for the segment was comparable year over year.

Role Play, Novelty and Seasonal Toys. Cost of sales of our Role Play, Novelty and Seasonal Toys segment was $31.3 million, or 66.7% of related net sales, for the three months ended March 31, 2014, compared to $27.8 million, or 69.6% of related net sales, for the prior year period, representing an increase of $3.5 million, or 12.4%. The dollar increase in cost of sales is primarily due to the increase in unit sales year over year.  Our depreciation of molds and tools for the segment was comparable year over year.  Royalties as a percentage of sales was also comparable year over year and are in line with the increase of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $38.5 million for the three months ended March 31, 2014 and $47.2 million for the prior year period, constituting 46.6% and 60.5% of net sales, respectively. Selling, general and administrative expenses decreased $8.7 million from the prior year period, primarily due to decreases in legal and financial advising fees related to the unsolicited indication of interest to acquire the Company ($0.6 million), employee salaries and benefits ($2.2 million), travel and entertainment ($0.4 million), legal and other professional expense ($1.8 million), media buys and other product marketing ($2.5 million), product development and testing ($1.4 million), and recovery of bad debt expenses ($0.5 million),offset in part by increases in temporary help ($0.2 million), and acquisition amortization ($0.5 million).

Interest Income

Interest income for the three months ended March 31, 2014 was $0.1 million, compared to $0.1 million for the three months ended March 31, 2013.

Interest Expense

Interest expense was $2.2 million in the three months ended March 31, 2014, as compared to $2.8 million in the prior period. The decrease is due to line of credit balances for 2014 were lower compared to 2013. In the three months ended March 31, 2014, we booked interest expense of $2.0 million related to our convertible senior notes payable due in 2014 and 2018 and $0.2 million related to the interest component of our Maui acquisition earn out payment. In the three months ended March 31, 2013, we booked interest expense of $1.9 million related to our convertible senior notes payable due in 2014, $0.8 million related to our credit facility and $0.1 million related to the interest component of our Maui acquisition earn-out payment.

Provision for Income Taxes

Our income tax benefit, which includes federal, state and foreign income taxes and discrete items, was $0.5 million, or an effective tax rate of 2.88%, for the three months ended March 31, 2014. During the comparable period in 2013, our income tax expense was $0.3 million, or an effective tax rate of (1.10%).

 Seasonality and Backlog

The retail toy industry is inherently seasonal. Generally, our sales have been highest during the third and fourth quarters, and collections for those sales have been highest during the succeeding fourth and first quarters. Our working capital needs have been highest during the third and fourth quarters.

While we have taken steps to level sales over the entire year, sales are expected to remain heavily influenced by the seasonality of our toy and Halloween products. The result of these seasonal patterns is that operating results and the demand for working capital may vary significantly by quarter. Orders placed with us are generally cancelable until the date of shipment. The combination of seasonal demand and the potential for order cancellation makes accurate forecasting of future sales difficult and causes us to believe that backlog may not be an accurate indicator of our future sales. Similarly, financial results for a particular quarter may not be indicative of results for the entire year.

Liquidity and Capital Resources

    As of March 31, 2014 we had working capital of $120.4 million, compared to $136.3 million as of December 31, 2013. The decrease was primarily attributable to net loss for the quarter as well as lower accrued expenses and accounts payable balances offset partially by the seasonably lower accounts receivable and inventory balances.

    Operating activities used net cash of $11.1 million in the three months ended March 31, 2014, as compared to $5.7 million in the prior year period. Net cash was impacted primarily by decreases in accounts receivable and inventory, offset by decreases in accounts payable, accrued expenses and reserves for sales returns and allowances.  Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 71 days as of March 31, 2014, comparable to 75 days as of March 31, 2013. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of March 31, 2014, we had cash and cash equivalents of $113.6 million.

    Our investing activities used net cash of $0.9 million in the three months ended March 31, 2014, as compared to $3.9 million in the prior year period, consisting primarily of cash paid for the purchase of molds and tooling of $1.2 million used in the manufacture of our products. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 14% payable on net sales of such products. As of March 31, 2014, these agreements required future aggregate minimum guarantees of $48.6 million, exclusive of $23.1 million in advances already paid. Of this $48.6 million future minimum guarantee, $29.5 million is due over the next twelve months.

    Our financing activities provided net cash of $8.4 million in the three months ended March 31, 2014, as compared to $14.3 million of cash used in the prior year period, consisting of net proceeds from advances under our secured line of credit, offset in part by the issuance costs of the secured line of credit.

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

In September 2012, we entered into a secured credit facility with Wells Fargo Bank, National Association (the “WF Loan Agreement”). The WF Loan Agreement provided for a $75.0 million working capital revolving credit facility. The amounts outstanding under the revolving credit facility were originally payable in full upon maturity of the credit facility on April 30, 2013. By Amendment to the Loan Agreement dated March 28, 2013, the Bank granted an over advance of up to $30.0 million of which $29.0 million was advanced on March 29, 2013.  In addition, the maturity date was changed to April 2, 2013, on which we paid off the credit facility in full.

On March 27, 2014, the Company and its domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (the “Loan Agreement”). The Loan Agreement provides for a $75.0 million working capital revolving credit facility subject to availability based on prescribed advance rates on certain accounts receivable and inventory. The amounts outstanding under the revolving credit facility are payable in full upon maturity of the credit facility on March 27, 2017. The credit facility is secured by a substantial amount of the assets of the Company. The amount outstanding on the credit facility as of March 31, 2014 is $10.0 million; the total borrowing capacity was approximately $12.8 million.

In November 2009, we sold an aggregate principal amount of $100.0 million of 4.50% Convertible Senior Notes (the “2014 Notes”) due 2014. The 2014 Notes, which are senior unsecured obligations, pay interest semi-annually at a rate of 4.50% per annum and mature on November 1, 2014. The initial conversion rate was 63.2091 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment in certain circumstances. As a result of the cash dividends declared by the Board of Directors and paid in 2011, 2012 and 2013 of $0.10 per share, $0.40 per share and $0.24 per share, respectively, and the above-market self-tender offer completed in July 2012, the current conversion rate is 68.8564 shares of JAKKS common stock per $1,000 principal amount of notes (or approximately $14.52 per share). Prior to August 1, 2014, holders of the 2014 Notes may convert their notes only upon specified events. Upon conversion, the 2014 Notes may be settled, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock. Holders of the 2014 Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2014 Notes).  The Company repurchased $61.0 million of the 2014 Notes during the quarter ended September 30, 2013 and there is $39.0 million outstanding as of March 31, 2014.

In July 2013, we sold an aggregate of $100.0 million principal amount of 4.25% Convertible Senior Notes due 2018 (the “2018 Notes”). The 2018 Notes, which are senior unsecured obligations, pay interest semi-annually in arrears on August 1 and February 1 of each year at a rate of 4.25% per annum and will mature on August 1, 2018. The initial conversion rate for the 2018 Notes will be 114.3674 shares of our common per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.74 per share of common stock, subject to adjustment in certain events. Holders of the 2018 Notes may convert their notes upon the occurrence of specified events. Upon conversion, the 2018 Notes will be settled in shares of the Company’s common stock. We used $61.0 million of the approximate $95.9 million in net proceeds from the offering to repurchase at par $61.0 million principal amount of 2014 Notes.  The remainder of the net proceeds will be used for general corporate purposes.

We believe that our cash flows from operations and cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. As of December 31, 2013 and March 31, 2014, we held cash and short term investments held by our foreign subsidiaries of $77.7 million and $83.5 million, respectively. Although a significant portion of our cash is held by our foreign subsidiaries off-shore, we intend to finance our long-term liquidity requirements out of net cash provided by operations and net cash and cash equivalents and availability under our credit facility. As of March 31, 2014, we do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

In November 2009, we issued convertible senior notes payable of $100.0 million principal amount with a fixed interest rate of 4.50% per annum, of which $39.0 million remain outstanding as of March 31, 2014.  In addition, in July 2013, we issued convertible senior notes payable of $100.0 million principal amount with a fixed interest rate of 4.25% per annum, all of which remain outstanding as of March 31, 2014.  Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates on these issuances.

Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility (see Note 5 - Credit Facility in the accompanying notes to the consolidated financial statements for additional information). Borrowings under the revolving credit facility bear interest at a variable rate based on Prime Lending Rate or LIBOR Rate at the option of the Company. For Prime Lending Rate loans, the interest rate is equal to the highest of (i) the Federal Funds Rate plus a margin of 0.50%, (ii) the rate last quoted by The Wall Street Journal as the “Prime Rate,” or (iii) the sum of a LIBOR rate plus 1.00%, plus a margin of 2.25%. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin of 3.25%. Borrowings under the revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the three months ended March 31, 2014, the maximum amount borrowed under the Credit Facility was $10.0 million and the average amount of borrowings outstanding was $10.0 million. As of March 31, 2014, the amount of total borrowings outstanding under the revolving credit facility was $10.0 million. If the prevailing market interest rates relative to these borrowings increased by 10%, our interest expense during the period ended March 31, 2014 would have increased by less than $0.1 million.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On July 25, 2013, a purported class action lawsuit was filed in the United States District Court for the Central District of California captioned Melot v. JAKKS Pacific, Inc. et al., Case No. CV13-05388 (JAK) against Stephen G. Berman, Joel M. Bennett (collectively the “Individual Defendants”), and the Company (collectively, “Defendants”).  On July 30, 2013, a second purported class action lawsuit was filed containing similar allegations against Defendants captioned Dylewicz v. JAKKS Pacific, Inc. et al., Case No.CV13-5487 (OON).  The two cases (collectively, the “Class Action”) were consolidated on December 2, 2013 under Case No. CV13-05388 JAK (SSx) and lead plaintiff and lead counsel appointed.  On January 17, 2014, Plaintiff filed a consolidated class action complaint (the “Complaint”) against Defendants alleging that the Company violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder by making false and/or misleading statements concerning Company financial projections and performance as part of its public filings and earnings calls from July 17, 2012 through July 17, 2013.  Specifically, the Complaint alleges that the Company’s forward looking statements, guidance and other public statements were false and misleading for allegedly failing to disclose (i) certain alleged internal forecasts, (ii) the Company's alleged quarterly practice of laying off and rehiring workers, (iii) the Company's alleged entry into license agreements with guaranteed minimums the Company allegedly knew it was unable to meet; and (iv) allegedly poor performance of the Monsuno and Winx lines of products after their launch.  The Complaint also alleged violations of Section 20(a) of the Exchange Act by Messrs. Berman and Bennett.  The Complaint seeks compensatory and other damages in an undisclosed amount as well as attorneys’ fees and pre-judgment and post-judgment interest.  The foregoing is a summary of the Complaint and is subject to the text of the Complaint which is on file with the Court.  The Company filed a motion to dismiss the Complaint on February 17, 2014, and the Motion has been fully briefed.  A hearing on the motion to dismiss is scheduled for June 2, 2014.  We believe that the claims in the Class Action are without merit, and we intend to defend vigorously against them.  However, because the Class Action is in a preliminary stage, we cannot assure you as to its outcome, or that an adverse decision in such action would not have a material adverse effect on our business, financial condition or results of operations.

        On February 25, 2014, a shareholder derivative action was filed in the Central District of California by Advanced Advisors, G.P. against the Company, nominally, and against Messrs. Berman, Bennett, Miller, Skala, Glick, Ellin, Almagor, Poulsen and Reilly and Ms. Brodsky (Advanced Partners, G.P., v. Berman, et al., CV14-1420 (DSF)).  On March 6, 2014, a second shareholder derivative action alleging largely the same claims against the same defendants was filed in the Central District of California by Louisiana Municipal Police Employees Retirement System (Louisiana Municipal Police Employees Retirement System v, Berman et al., CV14-1670 (GHF).  On April 17, 2014, the cases were consolidated under Case No. 2:14-01420-JAK (SSx) (the “Derivative Action”).  On April 30, 2014, a consolidated amended complaint (“CAC”) was filed, which includes alleged (i) a claim for contribution under Sections 10(b) and 21(D) of the Securities Exchange Act related to allegations made in the Class Action; (ii) derivative and direct claims for alleged violations of Section 14 of the Exchange Act and Rule 14a-9 promulgated thereunder related to allegedly misleading statements about Mr. Berman’s compensation plan in the Company’s October 25, 2013 proxy statement; (iii) derivative claims for breaches of fiduciary duty related to the Company’s response to an unsolicited indication of interest from Oaktree Capital, stock repurchase, standstill agreement with the Clinton Group, and decisions related to the NantWorks joint venture; and (iv) claims for breach of fiduciary duty related to the Class Action.  The CAC seeks compensatory damages, pre-judgment and post-judgment interest, and declaratory and equitable relief.  The foregoing is a summary of the CAC and is subject to the text of the CAC, which is on file with the Court.  Any response to the CAC is due on May 24, 2014 and a joint scheduling report is due on May 23, 2014 with a scheduling conference to be held on June 2, 2014.

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

Our business and operating results depend largely upon the appeal of our products. Our continued success in the toy industry will depend upon our ability to redesign, restyle and extend our existing core products and product lines as consumer preferences evolve, and to develop, introduce and gain customer acceptance of new products and product lines. Several trends in recent years have presented challenges for the toy industry, including:

●	Age Compression: the phenomenon of children outgrowing toys at younger ages, particularly in favor of interactive and high technology products;

●	increasing use of technology;

●	shorter life cycles for individual products; and

●	higher consumer expectations for product quality, functionality and value.

We cannot assure you that:

●	our current products will continue to be popular with consumers;

●	the product lines or products that we introduce will achieve any significant degree of market acceptance;

●	the life cycles of our products will be sufficient to permit us to recover licensing, design, manufacturing, marketing and other costs associated with those products; or
●	Our inclusion of new technology will result in higher sales or increased profits.

Our failure to achieve any or all of the foregoing benchmarks may adversely affect our business, financial condition and results of operations.

The failure of our character-related and theme-related products to become and/or remain popular with children may materially and adversely impact our business, financial condition and results of operations.

The success of many of our character-related and theme-related products depends upon the popularity of characters in movies, television programs, auto racing events and other media. We cannot assure you that:

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

Historically, we have experienced growth in our product lines through acquisitions of businesses, products and licenses. This growth in product lines has contributed significantly to our total revenues over the last few years. For example, revenues associated with companies we acquired since 2008 were approximately $298.5 million for the year ended December 31, 2013, and $46.8 million for the three months ended March 31, 2014, respectively, representing 47.2% and 56.7% of our total revenues for those periods. As a result, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

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
We cannot assure you that we can identify attractive acquisition candidates or negotiate acceptable acquisition terms, and our failure to do so may adversely affect our results of operations and our ability to sustain growth. Our acquisition strategy involves a number of risks, each of which could adversely affect our operating results, including:

●	difficulties in integrating acquired businesses or product lines, assimilating new facilities and personnel and harmonizing diverse business strategies and methods of operation;

●	diversion of management attention from operation of our existing business;

●	loss of key personnel from acquired companies;

●	failure of an acquired business to achieve projected financial results; and

●	limited capital to finance acquisitions.

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

Our three largest customers accounted for 47.8% and 50.0% of our net sales for the year ended December 31, 2013 and the three months ended March 31, 2014, respectively. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers and pursuant to the terms of certain of our vendor agreements, even some purchase orders may be cancelled without penalty up until delivery. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory could also adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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

We depend upon many third-party manufacturers who develop, provide and use the tools, dies and molds that we generally own to manufacture our products. However, we have limited control over the manufacturing processes themselves. As a result, any difficulties encountered by the third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our business, financial condition and results of operations. Product defects could lead to recalls and personal injury claims which could be costly and harmful to our business reputation.

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

We sell products and operate facilities in numerous countries outside the United States. For the year ended December 31, 2013 and three months ended March 31, 2014, sales to our international customers comprised approximately 17.2% and 21.2%, respectively, of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers, located principally in China, and are subject to the risks normally associated with international operations, including:

●	currency conversion risks and currency fluctuations;

●	limitations, including taxes, on the repatriation of earnings;

●	political instability, civil unrest and economic instability;

●	greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

●	complications in complying with laws in varying jurisdictions and changes in governmental policies;

●	greater difficulty and expenses associated with recovering from natural disasters, such as earthquakes, hurricanes and floods

●	transportation delays and interruptions;

●	the potential imposition of tariffs; and

●	the pricing of intercompany transactions may be challenged by taxing authorities in both Hong Kong and the United States, with potential increases in income taxes.

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

On July 24, 2013, the Company sold an aggregate of $100.0 million principal amount of 4.25% Convertible Senior Notes due on August 1, 2018 (the “2018 Notes”).  Holders of the 2018 Notes may convert their notes upon the occurrence of specified events.  Upon conversion, the 2018 Notes will be settled in shares of the Company’s common stock.  The Company used $61.0 million of the approximate $96.0 million in net proceeds from the sale of the 2018 Notes to repurchase at par $61.0 million principal amount of the aggregate of $100.0 million principal amount of 4.50% Convertible Senior Notes due 2014 originally sold on November 10, 2009 (the “2014 Notes”).  The 2014 Notes are senior unsecured obligations of JAKKS, which pay interest semi-annually at a rate of 4.50% per annum and mature on November 1, 2014. Prior to August 1, 2014, holders of the 2014 Notes may convert their notes only upon specified events. Upon conversion, the 2014 Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Holders of the 2014 Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2014 Notes).  The 2014 Notes mature on November 1, 2014 and we anticipate using amounts available under our credit facility together with our cash on hand to repay the 2014 Notes when due.  Restrictions on borrowings under or loss of the credit facility could have a material adverse effect on our financial condition including an adverse impact on our ability to pay the 2014 Notes when due.

Restrictions under or the loss of availability under our credit facility could adversely impact our financial condition and our ability to pay our convertible notes when due.

On March 27, 2014, we obtained a $75,000,000 revolving line of credit. Any amounts borrowed under the credit line are our senior secured obligations. All outstanding borrowings under the Credit Line are accelerated and become immediately due and payable (and the Credit Line terminates) in the event of a default which includes, among other things, failure to comply with financial ratio covenants or breach of representations contained in the credit line documents, defaults under other loans or obligations, involvement in bankruptcy proceedings, an occurrence of a change of control or an event constituting a material adverse effect on us (as such terms are defined in the credit line documents). We are also subject to negative covenants which, during the life of the credit line, prohibit and/or limit us from, among other things, incurring certain types of other debt, acquiring other companies, making certain expenditures or investments, changing the character of our business, and certain changes to our executive officers.  Restrictions on borrowings under or loss of the credit facility could have a material adverse effect on our financial condition and an adverse impact on our ability to pay the 2014 Notes when due.

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

An adverse decision in litigation in which we have been named as a defendant could have a material adverse effect on our financial condition and results of operations

We are defendants in a class action and the nominal defendant in a derivative action described herein and under “Legal Proceedings” in our periodic reports filed pursuant to the Securities Exchange Act of 1934 (sees “Legal Proceedings”).  No assurances can be given that the results of these litigation matters will be favorable to us or that an adverse decision in such litigation would not have a material adverse impact on our financial condition and results of operations.

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

Item 6. Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Amended and Restated By-Laws of the Company(2)
4.3	Indenture, dated November 10, 2009, by and between the Registrant and Wells Fargo Bank, N.A. (3)
4.4	Form of 4.50% Senior Convertible Note (3)
4.5	Indenture dated July 24, 2013 by and between the Registrant and Wells Fargo Bank, N.A (4)
4.6	Form of 4.25% Senior Convertible Note (4)
4.7	Credit Agreement dated as of March 27, 2014 by and among Registrant and its US wholly-owned subsidiaries and General Electric Capital Corporation (5)
4.8	Revolving Loan Note dated March 27, 2014 by Registrant and its US wholly-owned subsidiaries in favor of General Electric Capital Corporation (5)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(6)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(6)
32.1	Section 1350 Certification of Chief Executive Officer(6)
32.2	Section 1350 Certification of Chief Financial Officer(6)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011 and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 10, 2009 and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed July 24, 2013 and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference.

(6)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: May 12, 2014	By:	/s/ JOEL M. BENNETT
Joel M. Bennett
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Item 6. Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Amended and Restated By-Laws of the Company(2)
4.3	Indenture, dated November 10, 2009, by and between the Registrant and Wells Fargo Bank, N.A. (3)
4.4	Form of 4.50% Senior Convertible Note (3)
4.5	Indenture dated July 24, 2013 by and between the Registrant and Wells Fargo Bank, N.A (4)
4.6	Form of 4.25% Senior Convertible Note (4)
4.7	Credit Agreement dated as of March 27, 2014 by and among Registrant and its US wholly-owned subsidiaries and General Electric Capital Corporation (5)
4.8	Revolving Loan Note dated March 27, 2014 by Registrant and its US wholly-owned subsidiaries in favor of General Electric Capital Corporation (5)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(6)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer(6)
32.1	Section 1350 Certification of Chief Executive Officer(6)
32.2	Section 1350 Certification of Chief Financial Officer(6)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011 and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 10, 2009 and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed July 24, 2013 and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference.

(6)	Filed herewith.