Form 10-Q
period 2014-06-30
JAKKS PACIFIC INC
filed 2014-08-11
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the issuer’s common stock is 23,277,563 as of August 11, 2014.

 JAKKS PACIFIC, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
Quarter Ended June 30, 2014
ITEMS IN FORM 10-Q

		Page

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets - December 31, 2013 and June 30, 2014 (unaudited)	3
	Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2013 and 2014 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2014 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Mine Safety Disclosures	None
Item 5.	Other Information	None
	Exhibits	40

Signatures		41
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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

Assets	December 31, 2013 (*)	June 30, 2014 (Unaudited)
Current assets
Cash and cash equivalents	$117,071	$162,713
Marketable securities	220	220
Accounts receivable, net of allowance for uncollectible accounts of $2,928 and $2,875, respectively	101,223	109,342
Inventory	46,784	65,148
Income tax receivable	24,008	24,008
Deferred income taxes	3,953	3,953
Prepaid expenses and other	27,673	34,676
Total current assets	320,932	400,060
Property and equipment
Office furniture and equipment	14,312	14,523
Molds and tooling	78,096	84,525
Leasehold improvements	4,917	4,768
Total	97,325	103,816
Less accumulated depreciation and amortization	86,229	89,539
Property and equipment, net	11,096	14,277
Intangibles	57,439	53,633
Other long term assets	6,175	11,744
Investment in DreamPlay, LLC	7,000	7,000
Investment in joint venture	18	—
Goodwill, net	44,876	45,093
Trademarks, net	2,308	2,308
Total assets	$449,844	$534,115
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$25,275	$60,550
Accrued expenses	69,086	57,998
Reserve for sales returns and allowances	31,374	21,267
Income taxes payable	20,762	23,165
Long term debt, current portion	38,098	38,633
Total current liabilities	184,595	201,613
Long term debt, net of current portion	100,000	215,000
Other liabilities	7,021	7,377
Income taxes payable	2,597	2,725
Deferred income taxes	6,946	6,946
Total liabilities	301,159	433,661
Commitments and Contingencies
Stockholders’ equity
Preferred shares, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 22,668,680 and 23,277,563 shares issued and outstanding, respectively	23	23
Additional paid-in capital	200,665	177,303
Accumulated deficit	(48,154)	(73,512)
Accumulated other comprehensive loss	(3,849)	(3,360)
Total stockholders’ equity	148,685	100,454
Total liabilities and stockholders’ equity	$449,844	$534,115

(*) Derived from audited financial statements

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2013	2014	2013	2014

Net sales	$106,232	$124,172	$184,301	$206,682
Cost of sales	103,994	86,354	158,684	145,309
Gross profit	2,238	37,818	25,617	61,373
Selling, general and administrative expenses	46,526	42,637	93,750	81,116
Loss from operations	(44,288)	(4,819)	(68,133)	(19,743)
Equity in net (loss) income of joint venture	(806)	—	(1,452)	314
Interest income	134	30	209	57
Interest expense	(2,058)	(2,983)	(4,904)	(5,189)
Loss before provision (benefit) for income taxes	(47,018)	(7,772)	(74,280)	(24,561)
Provision (benefit) for income taxes	(145)	1,281	155	797
Net loss	$(46,873)	$(9,053)	$(74,435)	$(25,358)
Loss per share – basic and diluted	$(2.14)	$(0.43)	$(3.40)	$(1.17)
Comprehensive loss	$(46,890)	$(8,407)	$(75,019)	$(24,869)

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30, (Unaudited)
	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(74,435)	$(25,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,588	7,502
Amortization of debt discount and issuance costs	1,999	1,764
Share-based compensation expense	391	638
Loss on disposal of property and equipment	2,202	21
Equity in net income (loss) of joint venture	55	(314)
Changes in operating assets and liabilities:
Accounts receivable	10,540	(8,119)
Inventory	3,016	(18,364)
Prepaid expenses and other current assets	(6,264)	(7,003)
Accounts payable	18,240	35,275
Accrued expenses	(2,434)	(11,088)
Income taxes payable	5,086	2,531
Reserve for sales returns and allowances	(6,597)	(10,107)
Other liabilities	24	(10)
Total adjustments	33,846	(7,274)
Net cash used in operating activities	(40,589)	(32,632)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,909)	(6,897)
Change in other assets	(703)	489
Contribution to joint venture	(398)	—
Distribution from joint venture	1,457	332
Cash refunded for net assets of business acquired	334	—
Net purchase of marketable securities	(2)	—
Net cash used in investing activities	(5,221)	(6,076)
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock repurchased	—	(24,000)
Proceeds from credit facility borrowings	—	10,000
Repayment of credit facility borrowings	(70,710)	(10,000)
Proceeds from issuance of senior convertible notes	—	115,000
Issuance costs related to senior convertible notes	—	(4,843)
Credit facility costs	—	(1,590)
Dividends paid	(3,084)	—
Net cash (used in) provided by financing activities	(73,794)	84,567
Effect of foreign currency translation	—	(217)
Net change in cash and cash equivalents	(119,604)	45,642
Cash and cash equivalents, beginning of period	189,321	117,071
Cash and cash equivalents, end of period	$69,717	$162,713
Cash paid (received) during the period for:
Income taxes	$(4,945)	$(1,805)
Interest	$2,892	$3,165

See Notes 9 and 10 for additional supplemental information to the condensed consolidated statements of cash flows.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2014

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The Company is currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group and Major Customers - (continued)

Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and six months ended June 30, 2013 and 2014 and as of December 31, 2013 and June 30, 2014 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014

Net Sales
Traditional Toys and Electronics	$48,570	$49,495	$87,006	$85,087
Role Play, Novelty and Seasonal Toys	57,662	74,677	97,295	121,595
	$106,232	$124,172	$184,301	$206,682

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014

Operating Loss
Traditional Toys and Electronics	$(28,567)	$(4,710)	$(41,670)	$(15,114)
Role Play, Novelty and Seasonal Toys	(15,721)	(109)	(26,463)	(4,629)
	$(44,288)	$(4,819)	$(68,133)	$(19,743)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014

Depreciation and Amortization Expense
Traditional Toys and Electronics	$3,204	$2,461	$4,997	$4,289
Role Play, Novelty and Seasonal Toys	1,726	2,006	2,591	3,213
	$4,930	$4,467	$7,588	$7,502

	December 31,	June 30,
	2013	2014
Assets
Traditional Toys and Electronics	$280,217	$245,883
Role Play, Novelty and Seasonal Toys	169,627	288,232
	$449,844	$534,115

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group and Major Customers - (continued)

The following tables present information about the Company by geographic area as of December 31, 2013 and June 30, 2014 and for the three and six months ended June 30, 2013 and 2014 (in thousands):

	December 31, 2013	June 30, 2014
Long-lived Assets
China	$8,488	$12,098
United States	1,768	1,505
Hong Kong	840	674
	$11,096	$14,277

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Net Sales by Customer Area
United States	$86,317	$101,839	$147,700	$166,853
Europe	8,458	6,330	17,526	13,392
Canada	2,894	4,636	4,984	8,514
Hong Kong	1,447	668	2,657	741
Other	7,116	10,699	11,434	17,182
	$106,232	$124,172	$184,301	$206,682

Major Customers

Net sales to major customers for the three and six months ended June 30, 2013 and 2014 were as follows (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2014		2013		2014
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales

Target	$14,021	13.2%	$14,100	11.4%	$23,514	12.8%	$24,105	11.7%
Wal-Mart	16,049	15.1	14,832	11.9	34,231	18.6	33,564	16.2
Toys ‘R’ Us	10,431	9.8	14,739	11.9	17,483	9.5	27,293	13.2
	$40,501	38.1%	$43,671	35.2%	$75,228	40.9%	$84,962	41.1%

No other customer accounted for more than 10% of the Company’s total net sales.

At December 31, 2013 and June 30, 2014, the Company’s three largest customers accounted for approximately 39.5% and 60.2% respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and warehouse costs, is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):

	December 31, 2013	June 30, 2014

Raw materials	$1,784	$3,073
Finished goods	45,000	62,075
	$46,784	$65,148

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

The Company’s reserve for sales returns and allowances amounted to $31.4 million as of December 31, 2013, compared to $21.3 million as of June 30, 2014. This decrease is primarily due to certain customers taking their year-end allowances related to 2013 sales during 2014.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Credit Facility

In September 2012, the Company and its domestic subsidiaries entered into a secured credit facility with Wells Fargo Bank, National Association (the “WF Loan Agreement”). The WF Loan Agreement provided for a $75.0 million revolving credit facility. The amounts outstanding under the revolving credit facility were originally payable in full upon maturity of the revolving credit facility on April 30, 2013. By amendment to the WF Loan Agreement dated March 28, 2013, the Company was granted an over advance of up to $30.0 million in excess of the borrowing capacity of which $29.0 million was advanced to the Company on March 29, 2013. In addition, the maturity date was changed to April 2, 2013, on which date the Company paid off the revolving credit facility in full.

On March 27, 2014, the Company and its domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (the “GE Loan Agreement”). The GE Loan Agreement provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain accounts receivable and inventory. The amounts outstanding under the revolving credit facility are payable in full upon maturity of the revolving credit facility on March 27, 2017. The revolving credit facility is secured by a security interest in favor of the lender covering a substantial amount of the assets of the Company. The amount outstanding on the revolving credit facility as of June 30, 2014 is nil; the total borrowing capacity was approximately $10.9 million.

The Company’s ability to borrow under the GE Loan Agreement is also subject to its ongoing compliance with certain financial covenants, including that the Company and its domestic subsidiaries (a) for the year-to-date periods ending on March 31, 2014 and June 30, 2014 maintain and earn on a year-to-date consolidated basis consolidated EBITDA equal to or greater than negative $12.5 million and negative $10.8 million, respectively, and (b) maintain a fixed charge coverage ratio of at least 1.2:1.0 based on (i) the trailing three quarters as of September 30, 2014; and (ii) the trailing four quarters as of December 31, 2014 and thereafter.

The GE Loan Agreement allows the Company to borrow under the revolving credit facility at LIBOR or at a base rate, plus applicable margins of 325 basis point spread over LIBOR and 225 basis point spread on base rate loans. As of June 30, 2014, the rate on the revolving credit facility was approximately 3.48%. In addition to standard fees, the revolving credit facility has an unused line fee based on the unused amount of the credit facility, ranging from 38.5 to 62.5 basis points.

The GE Loan Agreement also contains customary events of default, including a cross default provision and a change of control provision. In the event of a default, all of the obligations of the Company and its subsidiaries under the GE Loan Agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.

As of June 30, 2014, the Company was in compliance with the financial covenants under the GE Loan Agreement. In the event the Company fails to meet any of the financial covenants or any other of the original or additional covenants under the GE Loan Agreement in the future, the lender could declare an event of default, which could have a material adverse effect on the Company’s financial condition and results of operations. The Company would be required to obtain amendments and/or waivers or renegotiate the GE Loan Agreement with its lender.  However there is no assurance that the lender will grant any waiver or agree to an amendment or renegotiation of the GE Loan Agreement. Any such amendment or waiver will likely require payment of a fee, result in higher interest rates on outstanding loan amounts and/or impose other restrictions. If the lender does not agree to a waiver and/or amendment and determine an event of default has occurred, the lender may accelerate all obligations of the Company under the GE Loan Agreement, demand immediate repayment of all obligations, and/or terminate all commitments to extend further credit under the GE Loan Agreement. If access to our credit facility is limited or terminated, liquidity could be constrained, which might affect the Company’s operations and growth prospects, and the Company might need to seek additional equity or debt financing. There is no assurance that such alternative financing would be available on acceptable terms or at all. Furthermore, any equity financing could result in dilution to existing stockholders and any debt financing might include restrictive covenants that could impede the Company’s ability to effectively operate and grow its business in the future.

Note 6 — Convertible Senior Notes

 In November 2009, the Company sold an aggregate of $100.0 million principal amount of 4.50% Convertible Senior Notes due 2014 (the “2014 Notes”). The 2014 Notes, which are senior unsecured obligations of the Company, pay cash interest semi-annually at a rate of 4.50% per annum and will mature on November 1, 2014. The initial conversion rate was 63.2091 shares of JAKKS common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment under certain circumstances. As a result of the cash dividends of $0.10 per share paid in 2011, $0.40 per share paid in 2012 and $0.14 per share paid in 2013 and the above-market self-tender offer in July 2012, the current conversion rate is 68.8564 shares of JAKKS common stock per $1,000 principal amount of notes (or approximately $14.52 per share). Prior to August 1, 2014, holders of the 2014 Notes could only have converted their notes upon the occurrence of specified events. Upon conversion, the 2014 Notes may be settled, at the Company’s election, in cash, shares of its common stock or a combination of cash and shares of its common stock. Holders of the 2014 Notes may require that the Company repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2014 Notes).  In July 2013, the Company repurchased an aggregate of $61.0 million principal amount of the 2014 Notes at par plus accrued interest with a portion of the net proceeds from the issuance of $100.0 million principal amount of 4.25% convertible senior notes due 2018 resulting in a gain on extinguishment of $0.1 million.

Accounting Standards Codification ("ASC") 470-20, “Debt with Conversion and Other Options,” requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. In accordance with ASC 470-20, the Company allocated $13.7 million of the $100.0 million principal amount of the 2014 Notes to the equity component, which represents a discount to the debt that is being amortized to interest expense through November 1, 2014. Interest expense associated with the amortization of the discount was $0.7 million and $0.3 million for the six months ended June 30, 2013 and 2014, respectively. The Company repurchased $61.0 million of the 2014 Notes during the quarter ended September 30, 2013 as discussed below, with $2.8 million of the price allocated to the repurchase of the related equity component. In addition, approximately $2.2 million of the unamortized debt discount and $0.6 million of debt issuance costs were written off in connection with the repurchase of the 2014 Notes. The balance of the discount was $0.9 million and $0.4 million at December 31, 2013 and June 30, 2014, respectively.

In July 2013, the Company sold an aggregate of $100.0 million principal amount of 4.25% Convertible Senior Notes due 2018 (the “2018 Notes”).  The 2018 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on August 1 and February 1 of each year at a rate of 4.25% per annum and will mature on August 1, 2018.  The initial conversion rate for the 2018 Notes is 114.3674 shares of JAKKS common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.74 per share of common stock, subject to adjustment in certain events.   Upon conversion, the 2018 Notes will be settled in shares of the Company’s common stock.  Holders of the 2018 Notes may require that the Company repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2018 Notes).  The Company used $61.0 million of the approximately $96.0 million in net proceeds from the offering to repurchase at par $61.0 million principal amount of the 2014 Notes. The remainder of the net proceeds has been, and will be, used for general corporate purposes.

 On June 9, 2014 and June 12, 2014, the Company sold an aggregate of $100.0 million and $15.0 million, respectively, principal amount of 4.875% Convertible Senior Notes due 2020 (the “2020 Notes”).  The 2020 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on June 1 and December 1 of each year at a rate of 4.875% per annum and will mature on June 1, 2020.  The initial conversion rate for the 2020 Notes is 103.7613 shares of our common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $9.64 per share of common stock, subject to adjustment in certain events.   Upon conversion, the 2020 Notes will be settled in shares of the Company’s common stock.  Holders of the 2020 Notes may require that the Company repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2020 Notes).  The Company received net proceeds of approximately $110.4 million from the offering of which $24.0 million was used to repurchase 3.1 million shares of the Company’s common stock under a prepaid forward purchase contract and $39.0 million will be used to redeem the remaining outstanding principal amount of the 2014 Notes at maturity. The remainder of the net proceeds will be used for general corporate purposes.

The fair value of the 2014 Notes as of December 31, 2013 and June 30, 2014 was approximately $37.7 million and $39.5 million, respectively, based upon the most recent quoted market price. The fair value of the 2018 Notes as of December 31, 2013 and June 30, 2014 was approximately $97.4 million and $108.2 million, respectively, based upon the most recent quoted market price. The fair value of the 2020 Notes as of June 30, 2014 was approximately $113.2 million based upon the most recent quoted market price. The fair value of the convertible senior notes is considered to be a Level 2 measurement on the fair value hierarchy.

Note 7 — Income Taxes

The Company’s income tax expense of $1.3 million for the three months ended June 30, 2014 reflects an effective tax rate of (16.5%).  Included in the tax expense of $1.3 million is a discrete tax expense of $15,000 related to an increase in tax resulting from a New York State tax audit. The Company’s income tax benefit of $0.1 million for the three months ended June 30, 2013 reflects an effective tax rate of (0.31%). Majority of the provision relate to foreign taxes in Hong Kong.

The Company’s income tax expense of $0.8 million for the six months ended June 30, 2014 reflects an effective tax rate of (3.24%).  Included in the tax expense of $0.8 million is a discrete tax benefit of $44,000 related to a reduction in tax reserves resulting from a closed tax audit and a discrete tax expense of $15,000 related to an increase in tax resulting from the New York State Audit. The Company’s income tax expense of $0.2 million for the six months ended June 30, 2013 reflects an effective tax rate of 0.21%. Included in the tax expense of $0.2 million is a discrete tax benefit of $0.1 million related to a reduction in tax reserves resulting from closed statutes of limitation. Majority of the provision relate to foreign taxes in Hong Kong.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 — Loss Per Share

The following table is a reconciliation of the weighted average shares used in the computation of loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,
	2013			2014
	Loss	Weighted Average Shares	Per-Share	Loss	Weighted Average Shares	Per-Share

Loss per share – basic and diluted
Net loss available to common stockholders	$(46,873)	21,920	$(2.14)	$(9,053)	21,276	$(0.43)

	Six Months Ended June 30,
	2013			2014
	Loss	Weighted Average Shares	Per-Share	Loss	Weighted Average Shares	Per-Share

Loss per share – basic and diluted
Net loss available to common stockholders	$(74,435)	21,921	$(3.40)	$(25,358)	21,639	$(1.17)

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of warrants, options and convertible debt to the extent they are dilutive). The weighted average number of common shares outstanding excludes shares repurchased pursuant to a prepaid forward share repurchase agreement (See Note 9). Common share equivalents that could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted loss per share, totaled approximately 2,300,086 and 2,894,667 for the three months ended June 30, 2013 and 2014, respectively, and approximately 2,020,533 and 2,894,667 for the six months ended June 30, 2013 and 2014, respectively. For the three and six months ended June 30, 2013 and 2014, the convertible notes interest and related common share equivalents of 6,826,327 shares and 15,488,881 shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Common Stock and Preferred Stock

The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.

On June 9, 2014, the Company effectively repurchased 3,112,840 shares of its common stock at an average cost of $7.71 per share for an aggregate amount of $24.0 million pursuant to a prepaid forward share repurchase agreement entered into with Merrill Lynch International (“ML”). These repurchased shares are treated as retired for basic and diluted EPS purposes although they remain legally outstanding. The Company reflects the aggregate purchase price of its common shares repurchased as a reduction to stockholders’ equity allocated to common stock and additional paid-in capital. No shares have been delivered to the Company by ML as of June 30, 2014.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Business Combinations

In July 2012, the Company acquired all of the stock of Maui, Inc., an Ohio corporation, Kessler Services, Inc., a Nevada corporation, and A.S. Design Limited, a Hong Kong corporation (collectively, “Maui”). The total initial consideration of $37.6 million consisted of $36.2 million in cash and the assumption of liabilities in the amount of $1.4 million. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $18.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria. The fair value of the expected earn-out of $16.0 million was accrued and recorded as goodwill as of the acquisition date. All future changes to the earn-out liability will be credited to income. Maui did not achieve the prescribed earn-out targets for 2013, therefore, $6.0 million was credited to other income in the fourth quarter of 2013. Maui is a leading manufacturer and distributor of spring and summer activity toys and impulse toys and was included in the Company’s results of operations from the date of acquisition.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 — Joint Ventures

The Company owns a fifty percent interest in a joint venture (“Pacific Animation Partners”) with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company. The joint venture was created to develop and produce a boys’ animated television show, which it licenses worldwide for television broadcast as well as consumer products. The Company is producing and marketing toys based upon the television program under a license from the joint venture. The joint venture has also licensed certain other merchandising rights to third parties. The Company is responsible for fifty percent of the operating expenses of the joint venture and thirty-one percent of the production costs of the television show. The joint venture completed and delivered 52 episodes of the show, which began airing in February 2012, and completed an additional 13 episodes of the show. As of December 31, 2013, the joint venture has chosen to cease production of the television show. The Company’s investment is being accounted for using the equity method. For the three months ended June 30, 2013 and 2014, the Company recognized a loss of $0.8 million and nil from the joint venture, respectively. For the six months ended June 30, 2013 and 2014, the Company recognized a loss of $1.5 million and income of $0.3 million from the joint venture, respectively, including producer fees and royalty income from the joint venture in the amount of $0.2 million for each of the respective quarters.

 As of December 31, 2013 and June 30, 2014, the balance of the investment in the Pacific Animation Partners joint venture includes the following components (in thousands):

	December 31,	June 30,
	2013	2014
Capital contributions, net of distributions	$4,188	$3,577
Equity in cumulative net loss	(4,170)	(3,577)
Investment in joint venture	$18	$—

 In September 2012, the Company entered into a joint venture (“DreamPlay Toys”) with NantWorks LLC (“NantWorks”) in which it owns a fifty percent interest. Pursuant to the operating agreement of DreamPlay Toys, the Company paid to NantWorks cash in the amount of $8.0 million and issued NantWorks a warrant to purchase 1.5 million shares of the Company’s common stock at a value of $7.0 million in exchange for the exclusive right to arrange for the provision of the NantWorks recognition technology platform for toy products. The Company has classified these rights as an intangible asset and is amortizing the asset over the anticipated revenue stream from the exploitation of these rights. The joint venture entered into a Toy Services Agreement with an initial term of three years expiring on October 1, 2015 and a renewal period at the option of the Company expiring October 1, 2018, subject to the achievement of certain financial targets, to develop and produce toys utilizing recognition technologies owned by NantWorks. Pursuant to the terms of the Toy Services Agreement, NantWorks is entitled to receive a preferred return based upon net sales of DreamPlay Toys product sales and third-party license fees. The preferred return for NantWorks was nil and $38,134 for the three months ended June 30, 2013 and June 30, 2014, respectively, and nil and $83,964 for the six months ended June 30, 2013 and June 30, 2014, respectively. The Company retains the financial risk of the joint venture and is responsible for the day-to-day operations, including development, sales and distribution, for which it is entitled to receive any remaining profit or is responsible for any losses, and the results of operations of the joint venture are consolidated with the Company’s results. Sales of DreamPlay Toys products commenced in the third quarter of 2013.

 In addition, the Company purchased for $7.0 million in cash a five percent economic interest in a related entity, DreamPlay, LLC, that will exploit the proprietary recognition technologies in non-toy consumer product categories. NantWorks has the right to repurchase the Company’s interest for $7.0 million. The Company has classified this investment as a long term asset on its balance sheet and is accounting for it using the cost method. As of June 30, 2014 the Company determined that the value of this investment will be realized and that no impairment has occurred.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12 — Goodwill

The changes to the carrying amount of goodwill as of December 31, 2013 and June 30, 2014 are as follows (in thousands):

	Traditional Toys and Electronics	Role Play, Novelty and Seasonal Toys	Total
Balance at December 31, 2013	$25,265	$19,611	$44,876
Adjustments to goodwill for foreign currency translation	217	—	217
Balance, June 30, 2014	$25,482	$19,611	$45,093

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If step one indicates that an impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. There was no goodwill impairment during the six months ended June 30, 2013 and 2014.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Intangible Assets Other Than Goodwill and Other Assets

Intangible assets other than goodwill and other assets consist primarily of licenses, product lines, customer relationships and trademarks. Amortized intangible assets are included in Intangibles in the accompanying balance sheets. Trademarks are disclosed separately in the accompanying balance sheets. Debt offering costs from the issuance of the Company’s convertible senior notes are included in Other Long Term Assets in the accompanying balance sheets. Intangible assets and debt issuance costs as of December 31, 2013 and June 30, 2014 are as follows (in thousands, except for weighted useful lives):

		December 31, 2013			June 30, 2014
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)

Amortized Intangible Assets:
Licenses	4.96	$91,488	$(82,410)	$9,078	$91,488	$(83,316)	$8,172
Product lines	5.84	66,594	(22,623)	43,971	66,594	(24,913)	41,681
Customer relationships	5.21	9,348	(7,251)	2,097	9,348	(7,541)	1,807
Trade names	5.00	3,000	(850)	2,150	3,000	(1,150)	1,850
Non-compete/Employment contracts	3.90	3,333	(3,190)	143	3,333	(3,210)	123
Total amortized intangible assets		173,763	(116,324)	57,439	173,763	(120,130)	53,633
Deferred Costs:
Debt issuance costs	6.34	8,478	(4,407)	4,071	14,911	(5,270)	9,641
Unamortized Intangible Assets:
Trademarks		2,308	―	2,308	2,308	―	2,308
Total Intangible Assets:		$184,549	$(120,731)	$63,818	$190,982	$(125,400)	$65,582

Amortization expense related to limited life intangible assets and debt issuance costs was $2.2 million and $2.8 million for the three months ended June 30, 2013 and 2014, respectively, and $3.6 million and $4.7 million for the six months ended June 30, 2013 and 2014, respectively. Debt issuance costs in the amount of $0.6 million were written off in the third quarter of 2013 in connection with the repurchase of a portion of the convertible senior notes due in 2014.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14 — Comprehensive Loss

The table below presents the components of the Company’s comprehensive loss for the three and six months ended June 30, 2013 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Net Loss	$(46,873)	$(9,053)	$(74,435)	$(25,358)
Other comprehensive income (loss):
Foreign currency translation adjustment	(17)	646	(584)	489
Comprehensive loss	$(46,890)	$(8,407)	$(75,019)	$(24,869)

Note 15 — Litigation

On July 25, 2013, a purported class action lawsuit was filed in the United States District Court for the Central District of California captioned Melot v. JAKKS Pacific, Inc. et al., Case No. CV13-05388 (JAK) against Stephen G. Berman, Joel M. Bennett (collectively the “Individual Defendants”), and the Company (collectively, “Defendants”).  On July 30, 2013, a second purported class action lawsuit was filed containing similar allegations against Defendants captioned Dylewicz v. JAKKS Pacific, Inc. et al., Case No.CV13-5487 (OON).  The two cases (collectively, the “Class Action”) were consolidated on December 2, 2013 under Case No. CV13-05388 JAK (SSx) and lead plaintiff and lead counsel appointed.  On January 17, 2014, Plaintiff filed a consolidated class action complaint (the “First Amended Complaint”) against Defendants which alleged that the Company violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder by making false and/or misleading statements concerning Company financial projections and performance as part of its public filings and earnings calls from July 17, 2012 through July 17, 2013.  Specifically, the First Amended Complaint alleged that the Company’s forward looking statements, guidance and other public statements were false and misleading for allegedly failing to disclose (i) certain alleged internal forecasts, (ii) the Company's alleged quarterly practice of laying off and rehiring workers, (iii) the Company's alleged entry into license agreements with guaranteed minimums the Company allegedly knew it was unable to meet; and (iv) allegedly poor performance of the Monsuno and Winx lines of products after their launch.  The First Amended Complaint also alleged violations of Section 20(a) of the Exchange Act by Messrs. Berman and Bennett.  The First Amended Complaint sought compensatory and other damages in an undisclosed amount as well as attorneys’ fees and pre-judgment and post-judgment interest. The Company filed a motion to dismiss the First Amended Complaint on February 17, 2014, and the motion was granted, with leave to replead.  A Second Amended Complaint was filed on July 8, 2014 and it set forth similar allegations to those in the First Amended Complaint about discrepancies between internal projections and public forecasts and the other allegations except that the claim with respect to guaranteed minimums that the Company allegedly knew it was unable to meet was eliminated.  The foregoing is a summary of the pleadings and is subject to the text of the pleadings which are on file with the Court. We believe that the claims in the Class Action are without merit, and we intend to defend vigorously against them.  However, because the Class Action is in a preliminary stage, we cannot assure you as to its outcome, or that an adverse decision in such action would not have a material adverse effect on our business, financial condition or results of operations.

On February 25, 2014, a shareholder derivative action was filed in the Central District of California by Advanced Advisors, G.P. against the Company, nominally, and against Messrs. Berman, Bennett, Miller, Skala, Glick, Ellin, Almagor, Poulsen and Reilly and Ms. Brodsky (Advanced Partners, G.P., v. Berman, et al., CV14-1420 (DSF)).  On March 6, 2014, a second shareholder derivative action alleging largely the same claims against the same defendants was filed in the Central District of California by Louisiana Municipal Police Employees Retirement System (Louisiana Municipal Police Employees Retirement System v, Berman et al., CV14-1670 (GHF).  On April 17, 2014, the cases were consolidated under Case No. 2:14-01420-JAK (SSx) (the “Derivative Action”).  On April 30, 2014, a consolidated amended complaint (“CAC”) was filed, which includes alleged (i) a claim for contribution under Sections 10(b) and 21(D) of the Securities Exchange Act related to allegations made in the Class Action; (ii) derivative and direct claims for alleged violations of Section 14 of the Exchange Act and Rule 14a-9 promulgated thereunder related to allegedly misleading statements about Mr. Berman’s compensation plan in the Company’s October 25, 2013 proxy statement; (iii) derivative claims for breaches of fiduciary duty related to the Company’s response to an unsolicited indication of interest from Oaktree Capital, stock repurchase, standstill agreement with the Clinton Group, and decisions related to the NantWorks joint venture; and (iv) claims against Messrs. Berman and Bennett for breach of fiduciary duty related to the Class Action.  The CAC seeks compensatory damages, pre-judgment and post-judgment interest, and declaratory and equitable relief.  The foregoing is a summary of the CAC and is subject to the text of the CAC, which is on file with the Court.  A motion to dismiss the CAC or, in the alternative, to stay the CAC, was filed in May 2014.  Opposition thereto was filed in July 2014.  Reply papers are due in August 2014 and a hearing on the motion is scheduled for September 2014.

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

The following table summarizes the total share-based compensation expense and related tax benefits recognized for the three and six months ended June 30, 2013 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Restricted stock compensation expense	$183	$361	$391	$638
Tax benefit related to restricted stock compensation	$—	$—	$—	$—

 Stock option activity pursuant to the Plan for the six months ended June 30, 2014 is summarized as follows:

	Plan Stock Options
	Number of Shares	Weighted Average Exercise Price
Outstanding and Exercisable, December 31, 2013	127,144	$20.20
Granted	―	―
Exercised	―	―
Cancelled	(7,500)	13.15
Outstanding and Exercisable, June 30, 2014	119,644	$20.64

Restricted stock award activity pursuant to the Plan for the six months ended June 30, 2014 is summarized as follows:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Price

Outstanding, December 31, 2013	721,752	$6.88
Awarded	610,143	6.72
Released	(56,872)	12.79
Forfeited	―	―
Outstanding, June 30, 2014	1,275,023	$6.58

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

Goodwill, Trademarks (net) and Intangible assets amounted to $101.0 million as of June 30, 2014 and $104.6 million as of December 31, 2013.

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

Discrete Items for Income Taxes. A discrete tax benefit of $44,000 related to a reduction in tax reserves resulting from closed statutes of limitation was recognized during the six months ended June 30, 2014. A discrete tax expense of $15,000 was also recognized in this period resulting from a New York State tax audit. During this same period in 2013, we recognized a discrete tax benefit of $0.1 million related to a reduction in tax reserves resulting from closed statutes of limitation.

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

 We accrue a tax reserve for additional income taxes, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of December 31, 2013 and June 30, 2014, our income tax reserves were approximately $2.6 million and $2.7 million, respectively, and relate to the potential income tax audit adjustments primarily in the areas of ongoing state tax audits.

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

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	97.9	69.5	86.1	70.3
Gross profit	2.1	30.5	13.9	29.7
Selling, general and administrative expenses	43.8	34.3	50.9	39.2
Loss from operations	(41.7)	(3.8)	(37.0)	(9.5)
Equity in net (loss) income of joint venture	(0.7)	—	(0.8)	0.2
Interest income	0.1	—	0.1	—
Interest expense	(1.9)	(2.4)	(2.7)	(2.5)
Loss before provision (benefit) for income taxes	(44.2)	(6.2)	(40.4)	(11.8)
Provision (benefit) for income taxes	(0.1)	1.0	0.1	0.4
Net loss	(44.1)%	(7.2)%	(40.5)%	(12.4)%

The following unaudited table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014

Net Sales
Traditional Toys and Electronics	$48,570	$49,495	$87,006	$85,087
Role Play, Novelty and Seasonal Toys	57,662	74,677	97,295	121,595
	106,232	124,172	184,301	206,682
Cost of Sales
Traditional Toys and Electronics	53,640	33,632	80,735	61,315
Role Play, Novelty and Seasonal Toys	50,354	52,722	77,949	83,994
	103,994	86,354	158,684	145,309
Gross Profit
Traditional Toys and Electronics	(5,070)	15,863	6,271	23,773
Role Play, Novelty and Seasonal Toys	7,308	21,955	19,346	37,600
	$2,238	$37,818	$25,617	$61,373

Comparison of the Three Months Ended June 30, 2013 and 2014

Net Sales

Traditional Toys and Electronics. Net sales of our Traditional Toys and Electronics segment were $49.5 million for the three months ended June 30, 2014, compared to $48.6 million for the prior year period, representing an increase of $0.9 million, or 1.9%. The increase in net sales was mainly due to an increase unit sales of dolls and accessories related to the Disney Frozen® property, offset in part by a decrease in unit sales of figures and play-sets based on the Smurfs® property.

Role Play, Novelty and Seasonal Toys. Net sales of our Role Play, Novelty and Seasonal Toys were $74.7 million for the three months ended June 30, 2014 compared to $57.7 million for the prior year period, representing an increase of $17.0 million, or 29.5%. The increase in net sales was primarily due to an increase in units sales of our role play and dress up products based on the Frozen® property and increased unit sales of our Halloween costume division.

Cost of Sales

Traditional Toys and Electronics. Cost of sales of our Traditional Toys and Electronics segment was $33.6 million, or 67.9% of related net sales, for the three months ended June 30, 2014 compared to $53.6 million, or 110.4% of related net sales, for the prior year period, representing a decrease of $20.0 million, or 37.3%. The dollar decrease in cost of sales and decrease of cost as a percentage of sales is due to closeout sales and an increase in royalty expense in the prior year.  Royalties as a percentage of sales decreased due to changes in the product mix to more products with higher royalty rates from products with lower royalty rates or proprietary products with no royalty rates and also due to the write down of minimum guarantees of licenses that were not expected to be earned in the future. Our depreciation of molds and tools for the segment was comparable year over year.

Role Play, Novelty and Seasonal Toys. Cost of sales of our Role Play, Novelty and Seasonal Toys segment was $52.7 million, or 70.6% of related net sales, for the three months ended June 30, 2014, compared to $50.4 million, or 87.3% of related net sales, for the prior year period, representing an increase of $2.3 million, or 4.7%. The dollar increase in cost of sales is primarily due to the increase in unit sales year over year.  Our depreciation of molds and tools for the segment was comparable year over year.  Royalties as a percentage of sales decreased year over year due to the write down in Q2 2013 of minimum guarantees of licenses that were not expected to be earned in the future.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $42.6 million for the three months ended June 30, 2014 and $46.5 million for the prior year period, constituting 34.3% and 43.8% of net sales, respectively. Selling, general and administrative expenses decreased $3.9 million from the prior year period, primarily due to decreases in employee salaries and benefits ($1.5 million), travel and entertainment ($0.6 million), legal and other professional expense ($0.8 million), recovery of bad debt expenses ($0.6 million), product development and testing ($1.8 million) and rent expense ($0.5 million), offset in part by increases in direct selling expenses including media and cooperative advertising ($2.0 million).

Interest Income

Interest income for the three months ended June 30, 2014 was $30,000, compared to $0.1 million for the three months ended June 30, 2013.

Interest Expense

Interest expense was $3.0 million in the three months ended June 30, 2014, as compared to $2.1 million in the prior period. The increase is due to the additional interest expense related to our convertible senior notes payable due in 2018 and 2020.  In the three months ended June 30, 2014, we booked interest expense of $2.4 million related to our convertible senior notes payable due in 2014, 2018 and 2020, $0.3 million related to our revolving credit facility, $0.1 million related to the interest component of our Maui acquisition earn out payment, $0.1 million related to the interest component of our Moose Mountain acquisition earn out payment and $0.1 million related to uncertain tax positions taken or expected to be taken in a tax return. In the three months ended June 30, 2013, we booked interest expense of $2.0 million related to our convertible senior notes payable due in 2014 and 2018, $0.1 million related to our credit.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $1.3 million, or an effective tax rate of (16.5%), for the three months ended June 30, 2014. During the comparable period in 2013, our income tax benefit was $0.1 million, or an effective tax rate of (0.31%).

Comparison of the Six Months Ended June 30, 2013 and 2014

Net Sales

Traditional Toys and Electronics. Net sales of our Traditional Toys and Electronics segment were $85.1 million for the six months ended June 30, 2014, compared to $87.0 million for the prior year period, representing a decrease of $1.9 million, or 2.2%. The decrease in net sales was mainly due to a decrease in unit sales of figures and play-sets based on the Smurfs® property, offset in part by an increase in unit sales of dolls and accessories related to the Disney Frozen® property.

Role Play, Novelty and Seasonal Toys. Net sales of our Role Play, Novelty and Seasonal Toys were $121.6 million for the six months ended June 30, 2014 compared to $97.3 million for the prior year period, representing an increase of $24.3 million, or 25.0%. The increase in net sales was primarily due to an increase in units sales of our role play and dress up products based on the Frozen® property, increased unit sales of our Maui Toys division and increased unit sales of our Halloween costume division.

Cost of Sales

Traditional Toys and Electronics. Cost of sales of our Traditional Toys and Electronics segment was $61.3 million, or 72.0% of related net sales, for the six months ended June 30, 2014 compared to $80.7 million, or 92.8% of related net sales, for the prior year period, representing a decrease of $19.4 million, or 24.0%. The dollar decrease in cost of sales and increase of cost as a percentage of sales is due to prior year closeout sales and also the Q2 2013 write down of minimum guarantees of licenses not expected to be earned in the future.  Our depreciation of molds and tools for the segment was comparable year over year.

Role Play, Novelty and Seasonal Toys. Cost of sales of our Role Play, Novelty and Seasonal Toys segment was $84.0 million, or 69.1% of related net sales, for the six months ended June 30, 2014, compared to $77.9 million, or 80.0% of related net sales, for the prior year period, representing an increase of $6.1 million, or 0.8%. The dollar increase in cost of sales is primarily due to the increase in unit sales year over year.  The percentage of cost of sales to net sales decreased due to inventory and royalty minimum guarantee write downs in the prior year. Our depreciation of molds and tools for the segment was comparable year over year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $81.1 million for the six months ended June 30, 2014 and $93.8 million for the prior year period, constituting 39.2% and 50.9% of net sales, respectively. Selling, general and administrative expenses decreased $12.7 million from the prior year period, primarily due to decreases in legal and financial advising fees related to the unsolicited indication of interest to acquire the Company ($0.8 million), employee salaries and benefits ($3.7 million), travel and entertainment ($1.0 million), legal and other professional expense ($2.5 million), direct selling expenses including media buys and other product marketing ($0.4 million), product development and testing ($3.2 million), rent expense ($0.5 million), computer equipment and office supplies ($0.3 million), and recovery of bad debt expenses ($1.2 million),offset in part by increases in acquisition amortization ($0.8 million).

Interest Income

Interest income for the six months ended June 30, 2014 was $0.1 million, compared to $0.2 million for the six months ended June 30, 2013.

Interest Expense

Interest expense was $5.2 million in the six months ended June 30, 2014, as compared to $4.9 million in the prior period. The increase is due to the additional interest expense related to our convertible senior notes due in 2018 and 2020.  In the six months ended June 30, 2014, we booked interest expense of $4.5 million related to our convertible senior notes payable due in 2014, 2018 and 2020, $0.3 million related to our revolving credit facility, $0.1 million related to the interest component of our Maui acquisition earn out payment, $0.1 million related to the interest component of our Moose Mountain acquisition earn out payment and $0.2 million related to uncertain tax positions taken or expected to be taken in a tax return. In the six months ended June 30, 2013, we booked interest expense of $4.0 million related to our convertible senior notes payable due in 2014, $0.9 million related to our credit facility.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $0.8 million, or an effective tax rate of (3.24%), for the six months ended June 30, 2014. During the comparable period in 2013, our income tax expense was $0.2 million, or an effective tax rate of 0.21%.

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

Liquidity and Capital Resources

As of June 30, 2014 we had working capital of $198.4 million, compared to $136.3 million as of December 31, 2013. The increase was primarily attributable to the receipt of net proceeds from the issuance of convertible senior notes in addition to seasonably high accounts receivable and inventory balances offset partially by higher accrued expenses and accounts payable balances.

    Operating activities used net cash of $32.6 million in the six months ended June 30, 2014, as compared to $40.6 million in the prior year period. Net cash was impacted primarily by increases in accounts receivable and inventory, offset by increases in accounts payable, accrued expenses and reserves for sales returns and allowances.  Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 80 days as of June 30, 2014, comparable to 75 days as of June 30, 2013. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of June 30, 2014, we had cash and cash equivalents of $162.7 million.

    Our investing activities used net cash of $6.1 million in the six months ended June 30, 2014, as compared to $5.2 million in the prior year period, consisting primarily of cash paid for the purchase of molds and tooling of $6.7 million used in the manufacture of our products. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 14% payable on net sales of such products. As of June 30, 2014, these agreements required future aggregate minimum guarantees of $58.3 million, exclusive of $22.6 million in advances already paid. Of this $58.3 million future minimum guarantee, $39.2 million is due over the next twelve months.

    Our financing activities provided net cash of $84.6 million in the six months ended June 30, 2014, as compared to $73.8 million of cash used in the prior year period, primarily consisting of net proceeds from the sale of convertible notes offset in part by our repurchase of our common stock.

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

In July 2012, we acquired all of the stock of Maui, Inc., an Ohio corporation, Kessler Services, Inc., a Nevada corporation, and A.S. Design Limited, a Hong Kong corporation (collectively, “Maui”).  The initial cash consideration totaled $36.2 million.  In addition, we agreed to pay an earn-out of up to an aggregate amount of $18.0 million in cash over the three calendar years following the acquisition based upon the achievement of certain financial performance criteria, which has been accrued and recorded as goodwill as of the acquisition date.  All future changes to the earn-out liability will be credited to income.  Maui did not achieve the prescribed earn-out targets for 2013, therefore, $6.0 million was credited to other income in the fourth quarter of 2013. Maui is a leading manufacturer and distributor of spring and summer activity toys and impulse toys and was included in our results of operations from the date of acquisition.

In September 2012, we entered into a secured credit facility with Wells Fargo Bank, National Association (the “WF Loan Agreement”). The WF Loan Agreement provided for a $75.0 million revolving credit facility. The amounts outstanding under the revolving credit facility were originally payable in full upon maturity of the revolving credit facility on April 30, 2013. By Amendment to the WF Loan Agreement dated March 28, 2013, the lender granted an advance in excess of the borrowing capacity of up to $30.0 million of which $29.0 million was advanced on March 29, 2013.  In addition, the maturity date was changed to April 2, 2013, on which we paid off the revolving credit facility in full.

On March 27, 2014, we, and our domestic subsidiaries, entered into a secured credit facility with General Electric Capital Corporation (the “GE Loan Agreement”). The GE Loan Agreement provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain accounts receivable and inventory. The amounts outstanding under the revolving credit facility are payable in full upon maturity of the revolving credit facility on March 27, 2017. The revolving credit facility is secured by a security interest in favor of the lender covering a substantial amount of the assets of the Company. The amount outstanding on the revolving credit facility as of June 30, 2014 is nil; the total borrowing capacity was approximately $10.9 million.

In November 2009, we sold an aggregate principal amount of $100.0 million of 4.50% Convertible Senior Notes (the “2014 Notes”) due 2014. The 2014 Notes, which are senior unsecured obligations, pay interest semi-annually at a rate of 4.50% per annum and mature on November 1, 2014. The initial conversion rate was 63.2091 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment in certain circumstances. As a result of the cash dividends declared by the Board of Directors and paid in 2011, 2012 and 2013 of $0.10 per share, $0.40 per share and $0.24 per share, respectively, and the above-market self-tender offer completed in July 2012, the current conversion rate is 68.8564 shares of JAKKS common stock per $1,000 principal amount of notes (or approximately $14.52 per share). Prior to August 1, 2014, holders of the 2014 Notes could only have converted their notes upon specified events. Upon conversion, the 2014 Notes may be settled, at our election, in cash, shares of our common stock or a combination of cash and shares of our common stock. Holders of the 2014 Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2014 Notes).  The Company repurchased $61.0 million of the 2014 Notes during the quarter ended September 30, 2013 and there is $39.0 million outstanding as of June 30, 2014.

In July 2013, we sold an aggregate of $100.0 million principal amount of 4.25% Convertible Senior Notes due 2018 (the “2018 Notes”). The 2018 Notes, which are senior unsecured obligations, pay interest semi-annually in arrears on August 1 and February 1 of each year at a rate of 4.25% per annum and will mature on August 1, 2018. The initial conversion rate for the 2018 Notes will be 114.3674 shares of our common per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.74 per share of common stock, subject to adjustment in certain events. Upon conversion, the 2018 Notes will be settled in shares of the Company’s common stock. Holders of the 2018 Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2018 Notes).  We used $61.0 million of the approximate $95.9 million in net proceeds from the offering to repurchase at par $61.0 million principal amount of 2014 Notes.  The remainder of the net proceeds will be used for general corporate purposes.

On June 9, 2014 and June 12, 2014, the Company sold an aggregate of $100.0 million and $15.0 million, respectively, principal amount of 4.875% Convertible Senior Notes due 2020 (the “2020 Notes”).  The 2020 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on June 1 and December 1 of each year at a rate of 4.875% per annum and will mature on June 1, 2020.  The initial conversion rate for the 2020 Notes is 103.7613 shares of our common per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $9.64 per share of common stock, subject to adjustment in certain events.   Upon conversion, the 2020 Notes will be settled in shares of the Company’s common stock.  Holders of the 2020 Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2020 Notes).  The Company received net proceeds of approximately $110.0 million from the offering of which $24.0 million was used to repurchase 3.1 million shares of the Company’s common stock under a prepaid forward purchase contract and $39.0 million will be used to redeem the remaining outstanding principal amount of the 2014 Notes at maturity. The remainder of the net proceeds will be used for general corporate purposes.

We believe that our cash flows from operations, cash and cash equivalents on hand and the availability under our credit facility will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future and due to the seasonality of our business, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. As of December 31, 2013 and June 30, 2014, we held cash and short term investments held by our foreign subsidiaries of $77.7 million and $72.1 million, respectively. Although a significant portion of our cash is held by our foreign subsidiaries off-shore, we intend to finance our long-term liquidity requirements out of net cash provided by operations and net cash and cash equivalents and availability under our credit facility. As of June 30, 2014, we do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

In November 2009, we issued convertible senior notes  in principal amount of $100.0 million with a fixed interest rate of 4.50% per annum, of which $39.0 million remain outstanding as of June 30, 2014.  In addition, we issued convertible senior notes in principal amount of $100.0 million with a fixed interest rate of 4.25% per annum in July 2013 and $115.0 million principal amount of senior notes with a fixed interest rate of 4.875% per annum in June 2014, all of which remain outstanding as of June 30, 2014.  Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates on these issuances.

Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility (see Note 5 - Credit Facility in the accompanying notes to the consolidated financial statements for additional information). Borrowings under the revolving credit facility bear interest at a variable rate based on Prime Lending Rate or LIBOR Rate at the option of the Company. For Prime Lending Rate loans, the interest rate is equal to the highest of (i) the Federal Funds Rate plus a margin of 0.50%, (ii) the rate last quoted by The Wall Street Journal as the “Prime Rate,” or (iii) the sum of a LIBOR rate plus 1.00%, plus a margin of 2.25%. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin of 3.25%. Borrowings under the revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the six months ended June 30, 2014, the maximum amount borrowed under the revolving credit facility was $10.0 million and the average amount of borrowings outstanding was $10.0 million. As of June 30, 2014, the amount of total borrowings outstanding under the revolving credit facility was nil. If the prevailing market interest rates relative to these borrowings increased by 10%, our interest expense during the period ended June 30, 2014 would have increased by less than $0.1 million.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On July 25, 2013, a purported class action lawsuit was filed in the United States District Court for the Central District of California captioned Melot v. JAKKS Pacific, Inc. et al., Case No. CV13-05388 (JAK) against Stephen G. Berman, Joel M. Bennett (collectively the “Individual Defendants”), and the Company (collectively, “Defendants”).  On July 30, 2013, a second purported class action lawsuit was filed containing similar allegations against Defendants captioned Dylewicz v. JAKKS Pacific, Inc. et al., Case No.CV13-5487 (OON).  The two cases (collectively, the “Class Action”) were consolidated on December 2, 2013 under Case No. CV13-05388 JAK (SSx) and lead plaintiff and lead counsel appointed.  On January 17, 2014, Plaintiff filed a consolidated class action complaint (the “First Amended Complaint”) against Defendants which alleged that the Company violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder by making false and/or misleading statements concerning Company financial projections and performance as part of its public filings and earnings calls from July 17, 2012 through July 17, 2013.  Specifically, the First Amended Complaint alleged that the Company’s forward looking statements, guidance and other public statements were false and misleading for allegedly failing to disclose (i) certain alleged internal forecasts, (ii) the Company's alleged quarterly practice of laying off and rehiring workers, (iii) the Company's alleged entry into license agreements with guaranteed minimums the Company allegedly knew it was unable to meet; and (iv) allegedly poor performance of the Monsuno and Winx lines of products after their launch.  The First Amended Complaint also alleged violations of Section 20(a) of the Exchange Act by Messrs. Berman and Bennett.  The First Amended Complaint sought compensatory and other damages in an undisclosed amount as well as attorneys’ fees and pre-judgment and post-judgment interest. The Company filed a motion to dismiss the First Amended Complaint on February 17, 2014, and the motion was granted, with leave to replead.  A Second Amended Complaint was filed on July 8, 2014 and it set forth similar allegations to those in the First Amended Complaint about discrepancies between internal projections and public forecasts and the other allegations except that the claim with respect to guaranteed minimums that the Company allegedly knew it was unable to meet was eliminated.  The foregoing is a summary of the pleadings and is subject to the text of the pleadings which are on file with the Court. We believe that the claims in the Class Action are without merit, and we intend to defend vigorously against them.  However, because the Class Action is in a preliminary stage, we cannot assure you as to its outcome, or that an adverse decision in such action would not have a material adverse effect on our business, financial condition or results of operations.

On February 25, 2014, a shareholder derivative action was filed in the Central District of California by Advanced Advisors, G.P. against the Company, nominally, and against Messrs. Berman, Bennett, Miller, Skala, Glick, Ellin, Almagor, Poulsen and Reilly and Ms. Brodsky (Advanced Partners, G.P., v. Berman, et al., CV14-1420 (DSF)).  On March 6, 2014, a second shareholder derivative action alleging largely the same claims against the same defendants was filed in the Central District of California by Louisiana Municipal Police Employees Retirement System (Louisiana Municipal Police Employees Retirement System v, Berman et al., CV14-1670 (GHF).  On April 17, 2014, the cases were consolidated under Case No. 2:14-01420-JAK (SSx) (the “Derivative Action”).  On April 30, 2014, a consolidated amended complaint (“CAC”) was filed, which includes alleged (i) a claim for contribution under Sections 10(b) and 21(D) of the Securities Exchange Act related to allegations made in the Class Action; (ii) derivative and direct claims for alleged violations of Section 14 of the Exchange Act and Rule 14a-9 promulgated thereunder related to allegedly misleading statements about Mr. Berman’s compensation plan in the Company’s October 25, 2013 proxy statement; (iii) derivative claims for breaches of fiduciary duty related to the Company’s response to an unsolicited indication of interest from Oaktree Capital, stock repurchase, standstill agreement with the Clinton Group, and decisions related to the NantWorks joint venture; and (iv) claims against Messrs. Berman and Bennett for breach of fiduciary duty related to the Class Action.  The CAC seeks compensatory damages, pre-judgment and post-judgment interest, and declaratory and equitable relief.  The foregoing is a summary of the CAC and is subject to the text of the CAC, which is on file with the Court.  A motion to dismiss the CAC or, in the alternative, to stay the CAC, was filed in May 2014.  Opposition thereto was filed in July 2014.  Reply papers are due in August 2014 and a hearing on the motion is scheduled for September 2014.

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

Historically, we have experienced growth in our product lines through acquisitions of businesses, products and licenses. This growth in product lines has contributed significantly to our total revenues over the last few years. For example, revenues associated with companies we acquired since 2008 were approximately $298.5 million for the year ended December 31, 2013, and $114.7 million for the six months ended June 30, 2014, respectively, representing 47.2% and 55.5% of our total revenues for those periods. As a result, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

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

Our three largest customers accounted for 47.8% and 41.1% of our net sales for the year ended December 31, 2013 and the six months ended June 30, 2014, respectively. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers and pursuant to the terms of certain of our vendor agreements, even some purchase orders may be cancelled without penalty up until delivery. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory could also adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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

We sell products and operate facilities in numerous countries outside the United States. For the year ended December 31, 2013 and six months ended June 30, 2014, sales to our international customers comprised approximately 17.2% and 19.3%, respectively, of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers, located principally in China, and are subject to the risks normally associated with international operations, including:

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

In June 2014, the Company sold an aggregate of $115.0 million principal amount of 4.875% Convertible Senior Notes due on June 1, 2020 (the “2020 Notes”).  Holders of the 2020 Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2020 Notes).  Upon conversion, the 2020 Notes will be settled in shares of the Company’s common stock.  On July 24, 2013, the Company sold an aggregate of $100.0 million principal amount of 4.25% Convertible Senior Notes due on August 1, 2018 (the “2018 Notes”).  Holders of the 2018 Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2018 Notes).  Upon conversion, the 2018 Notes will be settled in shares of the Company’s common stock.  The Company used $61.0 million of the approximate $96.0 million in net proceeds from the sale of the 2018 Notes to repurchase at par $61.0 million principal amount of the aggregate of $100.0 million principal amount of 4.50% Convertible Senior Notes due 2014 originally sold on November 10, 2009 (the “2014 Notes”).  The 2014 Notes are senior unsecured obligations of JAKKS, which pay interest semi-annually at a rate of 4.50% per annum and mature on November 1, 2014. Upon conversion, the 2014 Notes may be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Holders of the 2014 Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2014 Notes).  The 2014 Notes mature on November 1, 2014 and we anticipate using amounts available under our revolving credit facility together with our cash on hand to repay the 2014 Notes when due.  Restrictions on borrowings under or loss of the credit facility could have a material adverse effect on our financial condition including an adverse impact on our ability to pay the 2014 Notes, 2018 Notes and 2020 Notes when due.

Restrictions under or the loss of availability under our credit facility could adversely impact our financial condition and our ability to pay our convertible notes when due.

On March 27, 2014, we obtained a $75,000,000 revolving line of credit. Any amounts borrowed under the revolving credit line are our senior secured obligations. All outstanding borrowings under the revolving credit line are accelerated and become immediately due and payable (and the revolving credit line terminates) in the event of a default which includes, among other things, failure to comply with financial ratio covenants or breach of representations contained in the credit line documents, defaults under other loans or obligations, involvement in bankruptcy proceedings, an occurrence of a change of control or an event constituting a material adverse effect on us (as such terms are defined in the credit line documents). We are also subject to negative covenants which, during the life of the credit line, prohibit and/or limit us from, among other things, incurring certain types of other debt, acquiring other companies, making certain expenditures or investments, changing the character of our business, and certain changes to our executive officers.  Restrictions on borrowings under or loss of the credit facility could have a material adverse effect on our financial condition and an adverse impact on our ability to pay the 2014 Notes when due.

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

Item 6. Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated By-Laws of the Company (2)
4.3	Indenture, dated November 10, 2009, by and between the Registrant and Wells Fargo Bank, N.A. (3)
4.4	Form of 4.50% Senior Convertible Note (3)
4.5	Indenture dated July 24, 2013 by and between the Registrant and Wells Fargo Bank, N.A (4)
4.6	Form of 4.25% Senior Convertible Note (4)
4.7	Credit Agreement dated as of March 27, 2014 by and among Registrant and its US wholly-owned subsidiaries and General Electric Capital Corporation (5)
4.8	Revolving Loan Note dated March 27, 2014 by Registrant and its US wholly-owned subsidiaries in favor of General Electric Capital Corporation (5)
4.9	Indenture dated June 9, 2014 by and between the Registrant and Wells Fargo Bank, N.A (6)
4.10	Form of 4.875% Senior Convertible Note (6)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (7)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (7)
32.1	Section 1350 Certification of Chief Executive Officer (7)
32.2	Section 1350 Certification of Chief Financial Officer (7)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011 and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 10, 2009 and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed July 24, 2013 and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference.
(6)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2014 and incorporated herein by reference.
(7)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: August 11, 2014	By:	/s/ JOEL M. BENNETT
Joel M. Bennett
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Item 6. Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated By-Laws of the Company (2)
4.3	Indenture, dated November 10, 2009, by and between the Registrant and Wells Fargo Bank, N.A. (3)
4.4	Form of 4.50% Senior Convertible Note (3)
4.5	Indenture dated July 24, 2013 by and between the Registrant and Wells Fargo Bank, N.A (4)
4.6	Form of 4.25% Senior Convertible Note (4)
4.7	Credit Agreement dated as of March 27, 2014 by and among Registrant and its US wholly-owned subsidiaries and General Electric Capital Corporation (5)
4.8	Revolving Loan Note dated March 27, 2014 by Registrant and its US wholly-owned subsidiaries in favor of General Electric Capital Corporation (5)
4.9	Indenture dated June 9, 2014 by and between the Registrant and Wells Fargo Bank, N.A (6)
4.10	Form of 4.875% Senior Convertible Note (6)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (7)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (7)
32.1	Section 1350 Certification of Chief Executive Officer (7)
32.2	Section 1350 Certification of Chief Financial Officer (7)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011 and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 10, 2009 and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed July 24, 2013 and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference.
(6)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2014 and incorporated herein by reference.
(7)	Filed herewith.