Form 10-K
period 2014-12-31
JAKKS PACIFIC INC
filed 2015-03-16
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014

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
(Do not check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐   No    ☒

The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value per share) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on June 30, 2014 of $7.74) is $175,132,771.

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 23,280,790 as of March 13, 2015.

Documents Incorporated by Reference

None.

JAKKS PACIFIC, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year ended December 31, 2014

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

PART I

Item 1.  Business

In this report, “JAKKS,” the “Company,” “we,” “us” and “our” refer to JAKKS Pacific, Inc., its subsidiaries and our majority owned joint venture.

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

Traditional Toys and Electronics

●	Action figures and accessories, including licensed characters, principally based on Batman, Star Wars, and Nintendo® franchises;

●	Toy vehicles, including Road Champs®, Fly Wheels® and MXS® toy vehicles and accessories;

●	Electronics products, including Spy Net® spy products, Plug It In & Play TV Games™ video games based on Disney® brands, and Duck Commander, and other popular brands;

●
Dolls and accessories, including small dolls, large dolls, fashion dolls and baby dolls based on licenses, including Disney Frozen, Disney Princess®, Disney Fairies®, Cabbage Patch Kids®, and Graco® plush, infant, and pre-school toys based on PBS’s Daniel Tiger’s Neighborhood;

●	Private label products as “exclusives” for a myriad of retail customers in many product categories;

●	Foot-to-floor ride-on toys based on Fisher Price®, Kawasaki®, and DC Comics®, inflatable environments, tents and wagons; and

●	Pet products, including toys, consumables, and accessories, branded JAKKS Pets® and American Classics™, some of which also feature licenses, including Kong.

Role Play, Novelty and Seasonal Toys

●
Role play, dress-up, pretend play and novelty products for boys and girls based on well-known brands and entertainment properties such as Disney Frozen, Black & Decker®, McDonald’s ®, Dirt Devil®, Disney Princess®, Disney Fairies® and Dora the Explorer®, as well as those based on our own proprietary brands;

●
Indoor and outdoor kids’ furniture, activity trays and tables and room décor; kiddie pools, seasonal and outdoor products, including those based on Crayola®, Disney®  characters and more, and Funnoodle® pool floats;

●
Halloween and everyday costumes for all ages based on licensed and proprietary non-licensed brands, including Spiderman®, Iron Man, Toy Story®, Sesame Street®, Power Rangers®¸Hasbro® brands and Disney’s Frozen, Disney Princess®, and related Halloween accessories; and

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

We sell our products through our in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, toy specialty stores and wholesalers. Our three largest customers are Wal-Mart, Target and Toys ‘R’ Us, which accounted for approximately 20.5%, 15.3% and 11.6%, respectively, of our net sales in 2014. No other customer accounted for more than 10.0% of our net sales in 2014.

Our Growth Strategy

 In 2013 and 2014, we generated net sales of $632.9 million and $810.1 million, respectively, and net loss of $53.9 million in 2013 and net income of $21.5 million in 2014. Approximately 47.2% and 52.1% of our net sales in 2013 and 2014, respectively, were attributable to our acquisitions since 2008. Key elements of our growth strategy include:

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

●       Acquire Additional Character and Product Licenses.    We have acquired the rights to use many familiar brand and character names and logos from third parties that we use with our primary trademarks and brands. Currently, among others, we have license agreements with Nickelodeon®, Disney®, and Warner Bros.®, as well as with the licensors of the many popular licensed children’s characters previously mentioned, among others. We intend to continue to pursue new licenses from these entertainment and media companies and other licensors. We also intend to continue to purchase additional inventions and product concepts through our existing network of inventors and product developers.

●       Expand International Sales.    We believe that foreign markets, especially Europe, Australia, Canada, Latin America and Asia, offer us significant growth opportunities. In 2014, our sales generated outside the United States were approximately $156.6 million, or 19.3% of total net sales. We intend to continue to expand our international sales and in 2014 opened sales offices and expanded distribution agreements in Latin America and China to capitalize on our experience and our relationships with foreign distributors and retailers. We expect these initiatives to contribute to our international growth in 2015.

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

Industry Overview

According to Toy Industry Association, Inc., the leading toy industry trade group, the United States is the world’s largest toy market, followed by Japan and Western Europe. Total retail sales of toys, excluding video games, in the United States, were approximately $18.1 billion in 2014. We believe the two largest United States toy companies, Mattel and Hasbro, collectively hold a dominant share of the domestic non-video toy market. In addition, hundreds of smaller companies compete in the design and development of new toys, the procurement of character and product licenses, and the improvement and expansion of previously introduced products and product lines.

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

Products

We focus our business on acquiring or licensing well-recognized trademarks or brand names, and we seek to acquire evergreen brands which are less subject to market fads or trends. Generally, our license agreements for products and concepts call for royalties ranging from 1% to 16% of net sales, and some may require minimum guarantees and advances. Our principal products include:

Traditional Toys and Electronics

Electronics Products

Our electronic products category includes our Plug It In & Play TV Games®, SpyNet Spy products and Laser Challenge® product lines. Our current Plug It In & Play TV Games® titles, geared to the pre-school and leisure gamer segments, include licenses from Namco®, Disney, Marvel® and Nickelodeon®, and feature such games as SpongeBob SquarePants®, Duck Commander®, Walking Dead®, Dora the Explorer®, Disney Princess®, Ms. Pac-Man® and Pac-Man®.

In 2014, we launched our Hero Portal™ video games with collectible figurines that interact with an all-in-one video console featuring Teenage Mutant Ninja Turtles and DC Universe among other brands.

Wheels Products

Motorized and plastic toy vehicles and accessories.

Our extreme sports offerings include our MXS line of motorcycles with generic and well-known riders and other vehicles include off-road vehicles and skateboards, which are sold individually and with playsets and accessories. In 2012, we launched our proprietary line of motorized trains and track sets under the brand Power Trains, and in 2015, we will expand the product line to include buildings, automobiles and freeways under the Power City™ brand.

Action Figures and Accessories

We currently develop, manufacture and distribute other action figures and action figure accessories including those based on the animated series El Chavo®, Star Wars®, and Batman® , capitalizing on the expertise we built in the action figure category.

In 2014, we expanded our line of big figures featuring our 31” figures including Superman®, Power Rangers® and Star Wars® to include an assortment of 20” figures as well as 48” Teenage Mutant Ninja Turtles figures.

Dolls

Dolls and accessories include small dolls, large dolls, fashion dolls and baby dolls based on licenses, including Disney’s Frozen, Disney Princess®, Disney Fairies®, Cabbage Patch Kids® and Graco®, including an extensive line of baby doll accessories that emulate real baby products that mothers today use; plush, infant and pre-school toys, and private label fashion dolls for other retailers and sold to Disney Stores and Disney Parks and Resorts.

In 2013, we launched miWorld®, a line of mall-based playhouse elements featuring Claire’s, Skechers and O.P.I. among others which incorporates DreamPlay technology adding a virtual experience to a physical toy and expanded the product line to include additional retail brands and released an update of the app.

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

Role Play, Novelty & Seasonal

Role Play and Dress-up Products

Our line of role play and dress-up products for boys and girls features entertainment and consumer products properties such as Disney’s Frozen, Disney Princess®, Disney Fairies®, Dora the Explorer®, and Black & Decker®.  These products generated a significant amount of sales in 2013 and 2014.

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

DreamPlay Technology

 In September 2012, we formed a joint venture with NantWorks LLC called DreamPlay Toys LLC to exploit their patented recognition technologies in conjunction with toy and consumer products. In 2013, we launched two lines of toy products which utilize the technologies to enhance the play pattern of the toys as well as enhance the in-store experience of the consumer.  The first product line was based on Disney’s Little Mermaid followed by our propriety concept, miWorld®. Both product lines were accompanied by a software application which brings the toy products to life adding a rich virtual experience to a physical experience. In 2014, we released updates to these apps as well as launched several other toys with application based product lines.

Sales, Marketing and Distribution

We sell all of our products through our own in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, toy specialty stores and wholesalers. Our three largest customers are Wal-Mart, Target, and Toys ‘R’ Us, which accounted for approximately 47.8% of our net sales in 2013 and 47.4% of our net sales in 2014. With the JAKKS Pets® product line, we distribute pet products to key pet supply retailers Petco and Petsmart in addition to many other pet retailers and our existing customers. We generally sell products to our customers pursuant to letters of credit or, in some cases, on open account with payment terms typically varying from 30 to 90 days. From time to time, we allow our customers credits against future purchases from us in order to facilitate their retail markdown and sales of slow-moving inventory. We also sell our products through e-commerce sites, including Toysrus.com and Amazon.com.

We contract the manufacture of most of our products to unaffiliated manufacturers located in The People’s Republic of China (“China”). We sell the finished products on a letter of credit basis or on open account to our customers, many of whom take title to the goods in Hong Kong or China. These methods allow us to reduce certain operating costs and working capital requirements. A portion of our sales originate in the United States, so we hold certain inventory in our warehouses and fulfillment facilities. To date, a significant portion of all of our sales has been to domestic customers. We intend to continue expanding distribution of our products into foreign territories and, accordingly, we have:

●	entered into a joint venture in China,

●	engaged representatives to oversee sales in certain foreign territories,

●	engaged distributors in certain foreign territories,

●	established direct relationships with retailers in certain foreign territories,

●	opened sales offices in Europe,

●	opened sales offices and a distribution center in Canada, and

●	expanded in-house resources dedicated to product development and marketing of our lines.

Outside of the United States, we currently sell our products primarily in Europe, Australia, Canada, Latin America and Asia. Sales of our products abroad accounted for approximately $108.7 million, or 17.2% of our net sales, in 2013 and approximately $156.6 million, or 19.3% of our net sales, in 2014. We believe that foreign markets present an attractive opportunity, and we plan to intensify our marketing efforts and further expand our distribution channels abroad.

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

Product Development

Each of our product lines has an in-house manager responsible for product development. The in-house manager identifies and evaluates inventor products and concepts and other opportunities to enhance or expand existing product lines or to enter new product categories. In addition, we create proprietary products to fully exploit our concept and character licenses. Although we have the capability to create and develop products from inception to production, we also use third-parties to provide a portion of the sculpting, sample making, illustration and package design required for our products in order to accommodate our increasing product innovations and introductions. Typically, the development process takes from three to nine months from concept to production and shipment to our customers.

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

The principal raw materials used in the production and sale of our toy products are plastics, zinc alloy, plush, printed fabrics, paper products and electronic components, all of which are currently available at reasonable prices from a variety of sources. Although we do not manufacture our products, we own the majority of the tools, dyes and molds used in the manufacturing process, and these are transferable among manufacturers if we choose to employ alternative manufacturers. Tools, dyes and molds represent a substantial portion of our property and equipment with a net book value of $8.6 million in 2013 and $8.8 million in 2014; substantially all of these assets are located in China.

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

Seasonality and Backlog

In 2014, approximately 74.5% of our net sales were made in the third and fourth quarters. Generally, the first quarter is the period of lowest shipments and sales in our business and in the toy industry and therefore it is also the least profitable quarter due to various fixed costs. Seasonality factors may cause our operating results to fluctuate significantly from quarter to quarter. However, our seasonal products are primarily sold in the spring and summer seasons. Our results of operations may also fluctuate as a result of factors such as the timing of new products (and related expenses) introduced by us or our competitors, the advertising activities of our competitors, delivery schedules set by our customers and the emergence of new market entrants. We believe, however, that the low retail price of most of our products may be less subject to seasonal fluctuations than higher priced toy products.

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

Employees

As of February 28, 2015, we employed 783 persons, all of whom are full-time employees, including three executive officers. We employed 364 people in the United States, 10 people in Canada, 272 people in Hong Kong, 122 people in China, 14 people in the United Kingdom, and 1 person in France. We believe that we have good relationships with our employees. None of our employees are represented by a union.

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

Our business and operating results depend largely upon the appeal of our products. Our continued success in the toy industry will depend upon our ability to redesign, restyle and extend our existing core products and product lines as consumer preferences evolve, and to develop, introduce and gain customer acceptance of new products and product lines. Several trends in recent years have presented challenges for the toy industry, including:

●	the phenomenon of children outgrowing toys at younger ages, particularly in favor of interactive and high technology products;

●	increasing use of technology;

●	shorter life cycles for individual products; and

●	higher consumer expectations for product quality, functionality and value.

We cannot assure you that:

●	our current products will continue to be popular with consumers;

●	the products that we introduce will achieve any significant degree of market acceptance;

●	the life cycles of our products will be sufficient to permit us to recover licensing, design, manufacturing, marketing and other costs associated with those products.

●	our inclusion of new technology will result in higher sales or increased profits.

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

Historically, we have experienced growth in our product lines through acquisitions of businesses, products and licenses.  This growth in product lines has contributed significantly to our total revenues over the last few years. For example, revenues associated with companies we acquired since 2008 were approximately $298.5 million and $422.2 million, in 2013 and 2014, respectively, representing approximately 47.2% and 52.1%, respectively, of our total revenues for those periods. As a result, even though we had no acquisitions in 2013 or 2014, comparing our future period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

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

In addition, implementation of our growth strategy is subject to risks beyond our control, including competition, market acceptance of new products, changes in economic conditions, our ability to obtain or renew licenses on commercially reasonable terms, our ability to identify acquisition candidates and conclude acquisitions on acceptable terms, and our ability to finance increased levels of accounts receivable and inventory necessary to support our sales growth, if any. Accordingly, we cannot assure you that our growth strategy will be successful.

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

Our three largest customers accounted for 47.4% of our net sales in 2014. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers and pursuant to the terms of certain of our vendor agreements, even some purchase orders may be cancelled without penalty up until delivery. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, and changes in other terms of sale or for us to bear the risks and the cost of carrying inventory could also adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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

We sell products and operate facilities in numerous countries outside the United States. Sales to our international customers comprised approximately 19.3% of our net sales for the year ended December 31, 2014 and approximately 17.2% of our net sales for the year ended December 31, 2013. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers, located principally in China, and are subject to the risks normally associated with international operations, including:

●	currency conversion risks and currency fluctuations;

●	limitations, including taxes, on the repatriation of earnings;

●	political instability, civil unrest and economic instability;

●	greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

●	complications in complying with laws in varying jurisdictions and changes in governmental policies;

●	greater difficulty and expenses associated with recovering from natural disasters, such as earthquakes, hurricanes and floods;

●	transportation delays and interruption;

●	work stoppages;

●	the potential imposition of tariffs; and

●	the pricing of intercompany transactions may be challenged by taxing authorities in both Hong Kong and the United States, with potential increases in income taxes.

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

In June 2014, the Company sold an aggregate of $115.0 million principal amount of 4.875% Convertible Senior Notes due on June 1, 2020 (the “2020 Notes”). Holders of the 2020 Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2020 Notes). Holders of the 2020 Notes may convert their notes upon the occurrence of specified events.  Upon conversion, the 2020 Notes will be settled in shares of the Company’s common stock. In July 2013, the Company sold an aggregate of $100.0 million principal amount of 4.25% Convertible Senior Notes due on August 1, 2018 (the “2018 Notes”).  Holders of the 2018 Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2018 Notes). Holders of the 2018 Notes may convert their notes upon the occurrence of specified events.  Upon conversion, the 2018 Notes will be settled in shares of the Company’s common stock. Restrictions on borrowings under or loss of the credit facility could have a material adverse effect on our financial condition including an adverse impact on our ability to pay the 2018 and 2020 Notes when due.

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

Deferred tax assets are realized by prior and future taxable income of appropriate character. Current accounting standards require that a valuation allowance be recorded if it is not likely that sufficient taxable income of appropriate character will be generated to realize the deferred tax assets. We currently believe that based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have recorded a valuation allowance against our US federal and state deferred tax assets. Our net operating losses and tax credit carry-forwards can expire if unused, and their utilization could be substantially limited in the event of an "ownership change," as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code.

An adverse decision in litigation in which we have been named as a defendant could have a material adverse effect on our financial condition and results of operations

We are defendants in a class action and the nominal defendant in a derivative action described herein and under “Legal Proceedings” in our periodic reports filed pursuant to the Securities Exchange Act of 1934 (see “Legal Proceedings”). A settlement in principle of the derivative action was reached by the parties through mediation which is subject to final court approval, and no assurance can be given that the court will approve the settlement. An order dismissing the class action was recently granted without prejudice to plaintiff filing by March 23, 2015 an amended pleading setting forth an actionable misstatement, and no assurance can be given that an amended pleading will not be filed, or that if an amended pleading is filed the result of the class action will be favorable to us or that an adverse decision in such litigation would not have a material adverse impace on our financial condition and results of operations.

The factors listed above are not exhaustive. Other sections of this Annual Report on Form 10-K include additional factors that could materially and adversely impact JAKKS’s business, financial condition and results of operations. Moreover, JAKKS operates in a very competitive and rapidly changing environment. New factors emerge from time to time, and it is not possible for management to predict the impact of all of these factors on JAKKS’s business, financial condition or results of operations, or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Item 2.  Properties

The following is a listing of the principal leased offices maintained by us as of February 28, 2015:

Property	Location	Approximate Square Feet	Lease Expiration Date
Domestic
Corporate Office	Malibu, California	29,500	May 31, 2015
Design Office	Santa Monica, California	28,200	February 28, 2016
Distribution Center	City of Industry, California	800,000	April 30, 2018
Distribution Center	Hickory, NC	139,438	August 31, 2015
Moose Mountain/Kids Only Office	Parsippany-Troy Hills, NJ	2,100	March 31, 2016
Sales Office/Showroom	Bentonville, Arkansas	9,000	September 30, 2019
Disguise Office	Poway, California	24,200	December 31, 2015
Maui Toys Office/Warehouse	Youngstown, Ohio	73,000	Month-to-month
Maui Toys Office	Santa Monica, California	10,000	Month-to-month
Sales Office	Hoffman Estates, II	3,071	August 31, 2015
Corporate Office	Santa Monica, California	65,858	January 31, 2024
Showroom	Glendale, California	5,830	January 31, 2020
International
Distribution Center	Brampton, Ontario, Canada	105,700	December 31, 2015
Europe Office	Berkshire, UK	2,215	February 25, 2015
Hong Kong Headquarters	Kowloon, Hong Kong	36,600	June 30, 2016
Production Inspection and Testing Office	Shenzhen, China	5,417	May 14, 2016
Moose Mountain HK Office	Kowloon, Hong Kong	6,198	June 30, 2015
Production Inspection and Testing Lab	Guangdong, Hong Kong	23,200	December 31, 2015

Item 3. Legal Proceedings

On July 25, 2013, a purported class action lawsuit was filed in the United States District Court for the Central District of California captioned Melot v. JAKKS Pacific, Inc. et al., Case No. CV13-05388 (JAK) against Stephen G. Berman, Joel M. Bennett (collectively the “Individual Defendants”), and the Company (collectively, “Defendants”). On July 30, 2013, a second purported class action lawsuit was filed containing similar allegations against Defendants captioned Dylewicz v. JAKKS Pacific, Inc. et al., Case No. CV13-5487 (OON). The two cases (collectively, the “Class Action”) were consolidated on December 2, 2013 under Case No. CV13-05388 JAK (SSx) and lead plaintiff and lead counsel appointed. On January 17, 2014, Plaintiff filed a consolidated class action complaint (the “First Amended Complaint”) against Defendants which alleged that the Company violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder by making false and/or misleading statements concerning Company financial projections and performance as part of its public filings and earnings calls from July 17, 2012 through July 17, 2013. Specifically, the First Amended Complaint alleged that the Company’s forward looking statements, guidance and other public statements were false and misleading for allegedly failing to disclose (i) certain alleged internal forecasts, (ii) the Company's alleged quarterly practice of laying off and rehiring workers, (iii) the Company's alleged entry into license agreements with guaranteed minimums the Company allegedly knew it was unable to meet; and (iv) allegedly poor performance of the Monsuno and Winx lines of products after their launch. The First Amended Complaint also alleged violations of Section 20(a) of the Exchange Act by Messrs. Berman and Bennett. The First Amended Complaint sought compensatory and other damages in an undisclosed amount as well as attorneys’ fees and pre-judgment and post-judgment interest. The Company filed a motion to dismiss the First Amended Complaint on February 17, 2014, and the motion was granted, with leave to replead. A Second Amended Complaint (“SAC”) was filed on July 8, 2014 and it set forth similar allegations to those in the First Amended Complaint about discrepancies between internal projections and public forecasts and the other allegations except that the claim with respect to guaranteed minimums that the Company allegedly knew it was unable to meet was eliminated. The foregoing is a summary of the pleadings and is subject to the text of the pleadings which are on file with the Court. Briefing was completed with respect to a motion to dismiss the SAC and oral argument was held on October 6, 2014 with respect to that motion. On March 2, 2015, the Court granted that motion and dismissed the complaint without prejudice to Plaintiff filing by March 23, 2015 an amended pleading setting forth an actionable misstatement (the “Dismissal Order”). The Dismissal Order is not a final judgment, and if an amended pleading is filed we cannot assure you as to the outcome of the matter, or that an adverse decision in such action would not have a material adverse effect on our business, financial condition or results of operations.

On February 25, 2014, a shareholder derivative action was filed in the Central District of California by Advanced Advisors, G.P. against the Company, nominally, and against Messrs. Berman, Bennett, Miller, Skala, Glick, Ellin, Almagor, Poulsen and Reilly and Ms. Brodsky (Advanced Partners, G.P., v. Berman, et al., CV14-1420 (DSF)). On March 6, 2014, a second shareholder derivative action alleging largely the same claims against the same defendants was filed in the Central District of California by Louisiana Municipal Police Employees Retirement System (Louisiana Municipal Police Employees Retirement System v. Berman et al., CV14-1670 (GHF). On April 17, 2014, the cases were consolidated under Case No. 2:14-01420-JAK (SSx) (the “Derivative Action”). On April 30, 2014, a consolidated amended complaint (“CAC”) was filed, which alleged (i) a claim for contribution under Sections 10(b) and 21(D) of the Securities Exchange Act related to allegations made in the Class Action; (ii) derivative and direct claims for alleged violations of Section 14 of the Exchange Act and Rule 14a-9 promulgated thereunder related to allegedly misleading statements about Mr. Berman’s compensation plan in the Company’s October 25, 2013 proxy statement; (iii) derivative claims for breaches of fiduciary duty related to the Company’s response to an unsolicited indication of interest from Oaktree Capital, stock repurchase, standstill agreement with the Clinton Group, and decisions related to the NantWorks joint venture; and (iv) claims against Messrs. Berman and Bennett for breach of fiduciary duty related to the Class Action. The CAC seeks compensatory damages, pre-judgment and post-judgment interest, and declaratory and equitable relief. The foregoing is a summary of the CAC and is subject to the text of the CAC, which is on file with the Court. A motion to dismiss the CAC or, in the alternative, to stay the CAC, was filed in May 2014. The Court granted the motion in part and denied the motion in part with leave for plaintiff to file an amended pleading. Plaintiff declined to do so. Accordingly, claims i, ii and iv have been dismissed and only the elements of claim iii not relating to the NantWorks joint venture remain. Thus, there are no surviving claims against Messrs. Poulsen, Reilly and Bennett and Ms. Brodsky and the Court approved the parties’ stipulation to strike their names as defendants in the CAC. Pleadings in response to the CAC were filed on October 30, 2014, which are on file with the Court.  Defendants filed a motion for judgment on the pleadings  and plaintiffs filed a cross motion to amend and filed a protective derivative action in the Superior Court in California (the “Superior Court Action”), the text of which is on file with the Superior Court. The matter was referred to mediation by the Court and, at the mediation, the parties agreed to a settlement in principle of the Derivative Action and the Superior Court Action subject to Court approval. A notice of the settlement in principle was filed with the Court on February 17, 2015.  On March 4, 2015 the Court directed that a stipulation of settlement be filed by March 23, 2015, and that it include a schedule of the steps contemplated in the settlement process.

The Company is a party to, and certain of our property is the subject of, various pending claims and legal proceedings that routinely arise in the ordinary course of our business, but we do not believe that any of these claims or proceedings will have a material effect on our business, financial condition or results of operations.

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

	Price Range of Common Stock
	High	Low
2013:
First quarter	$13.67	$10.00
Second quarter	11.35	9.46
Third quarter	11.75	4.45
Fourth quarter	7.24	4.50
2014:
First quarter	7.55	5.45
Second quarter	9.48	6.92
Third quarter	8.58	6.23
Fourth quarter	8.99	6.13

Performance Graph

The graph and tables below display the relative performance of our common stock, the Russell 2000 Price Index (the “Russell 2000”) and a peer group index, by comparing the cumulative total stockholder return (which assumes reinvestment of dividends, if any) on an assumed $100 investment on December 31, 2008 in our common stock, the Russell 2000 and the peer group index over the period from January 1, 2009 to December 31, 2014.

In accordance with recently enacted regulations implemented by the Securities and Exchange Commission, we retained the services of an expert compensation consultant.  In the performance of its services, such consultant used a peer group index for its analysis of our compensation policies.   We believe that these companies represent a cross-section of publicly-traded companies with product lines and businesses similar to our own throughout the comparison period and, accordingly, we are using the same peer group for purposes of the performance graph. EMak Worldwide Inc. and THQ Inc. were excluded from the performance peer group in 2014. Our peer group index includes the following companies:   Activision Blizzard, Inc., Electronic Arts, Inc. Hasbro, Inc. Leapfrog Enterprises, Inc., Mattel, Inc. and Take-Two Interactive, Inc.

The historical performance data presented below may not be indicative of the future performance of our common stock, any reference index or any component company in a reference index.

Annual Return Percentage

	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014
JAKKS Pacific	50.3%	(21.6)%	(9.0)%	(45.6)%	1.2%
Peer Group	19.5	1.85	0.9	52.4	11.3
Russell 2000	26.8	(4.2)	16.3	38.8	4.9

Indexed Returns

	January 1, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014
JAKKS Pacific	$100.0	$150.3	$117.8	$107.3	$58.4	$59.0
Peer Group	100.0	119.2	121.8	123.0	187.6	208.8
Russell 2000	100.0	126.8	121.5	141.4	196.3	205.9

Security Holders

To the best of our knowledge, as of March 13, 2015, there were 105 holders of record of our common stock. We believe there are numerous beneficial owners of our common stock whose shares are held in “street name.”

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

Equity Compensation Plan Information

The table below sets forth the following information as of the year ended December 31, 2014 for (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders, if any:

(a)  the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)  the weighted-average exercise price of such outstanding options, warrants and rights; and

(c)  other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	75,000	$20.69	679,717
Equity compensation plans not approved by security holders	―	―	—
Total	75,000	$20.69	679,717

Equity compensation plans approved by our stockholders consists of the 2002 Stock Award and Incentive Plan. An additional 1.4 million shares were added to the number of total issuable shares under the Plan and approved by the Board in 2013. Additionally, 568,057 shares of restricted stock awards remained unvested as of December 31, 2014.

Item 6.  Selected Financial Data

You should read the financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (included in Item 7) and our consolidated financial statements and the related notes (included in Item 8).

	Years Ended December 31,
	2010	2011	2012	2013	2014
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$747,268	$677,751	$666,762	$632,925	$810,060
Cost of sales	502,318	483,761	468,825	477,146	574,253
Gross profit	244,950	193,990	197,937	155,779	235,807
Selling, general and administrative expenses	194,753	192,710	211,159	195,296	203,326
Reorganization charges	—	―	―	5,015	1,154
Income (loss) from operations	50,197	1,280	(13,222)	(44,532)	31,327
Change in fair value of business combination liability	―	―	―	6,000	5,932
Profit from video game joint venture	6,000	6,000	3,000	―	—
Equity in net income (loss) of joint venture	(56)	(34)	130	(3,148)	314
Interest income	333	412	671	327	112
Interest expense	(6,732)	(8,196)	(9,228)	(9,942)	(12,461)
Income (loss) before provision (benefit) for income taxes	49,742	(538)	(18,649)	(51,295)	25,224
Provision (benefit) for income taxes	2,693	(9,010)	86,151	2,611	3,715
Net income (loss)	$47,049	$8,472	$(104,800)	$(53,906)	$21,509
Basic earnings (loss) per share	$1.71	$0.32	$(4.37)	$(2.43)	$1.03
Diluted earnings (loss) per share	$1.52	$0.32	$(4.37)	$(2.43)	$0.70
Dividends declared per common share	$—	$0.20	$0.40	$0.14	$—

During the second quarter of 2014, we incurred restructuring charges of $1.2 million related to office space consolidations as part of the reorganization plan which commenced in the third quarter of 2013. During the third quarter of 2014, we recorded income of $5.9 million related to the reversal of a portion of the Maui earn-out. The Maui earn-out reversal was due to Maui not achieving the prescribed earn-out targets in 2014.

In 2013, we booked a charge of $14.9 million related to the write-down of certain excess and impaired inventory.  We also booked a charge of $14.4 million related to the write-down of license advances and minimum guarantees that are not expected to be earned through sales of that licensed product. During the fourth quarter of 2013, we incurred restructuring charges of $5.0 million related to the office space consolidations given the decrease in sales in 2013, and recorded income of $6.0 million related to the reversal of a portion of the Maui earn-out. The Maui earn-out reversal was due to Maui not achieving the prescribed earn-out targets in 2013.

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

	At December 31,
	2010	2011	2012	2013	2014
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$278,346	$257,258	$189,321	$117,071	$71,525
Working capital	387,252	374,652	186,581	136,337	246,245
Total assets	633,406	615,234	554,825	449,844	561,782
Short-term debt	—	―	70,710	38,098	―
Long-term debt	89,458	92,188	94,918	100,000	215,000
Total stockholders’ equity	412,408	393,591	207,220	148,685	145,084

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

The Company assessed its goodwill for impairment as of October 1, 2014 for each of its reporting units by evaluating qualitative factors, including, but not limited to, the performance of each reporting unit, general economic conditions, access to capital, the industry and competitive environment, the interest rate environment.  Utilizing the aforementioned, the Company reviewed step-one of its impairment model and determined that it was not likely that the fair value of its reporting units were less than the carrying amounts.  As such, the Company determined there was no indication of impairment to be recorded. The amount of goodwill assigned to each of the two reporting units, traditional toys and electronics and role play, novelty and seasonal toys, amounted to $24.9 million and $19.6 million, respectively.

Goodwill and intangible assets amounted to $95.7 million as of December 31, 2014.

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

We accrue a tax reserve for additional income taxes and interest, which may become payable in future years as a result of audit adjustments by tax authorities.  The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant.  As of December 31, 2014, our income tax reserves were approximately $2.5 million and relate to the potential income tax audit adjustments, primarily in the areas of income allocation, foreign depreciation allowances and state taxes.

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

Recent Accounting Pronouncements. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The Company is currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and has not yet determined the method by which we will adopt the standard in 2017.

In August 2014, the FASB amended the FASB Accounting Standards Codification and amended Subtopic 205-40, “Presentation of Financial Statements — Going Concern.” This amendment prescribes that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will become effective for the Company’s annual and interim reporting periods beginning January 1, 2017. Upon adoption the Company will use this guidance to evaluate going concern.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	Years Ended December 31,
	2012	2013	2014
Net Sales	100.0%	100.0%	100.0%
Cost of Sales	70.3	75.4	70.9
Gross profit	29.7	24.6	29.1
Selling, general and administrative expenses	31.7	31.6	25.2
Income (loss) from operations	(2.0)	(7.0)	3.9
Profit (loss) from joint venture	0.5	(0.5)	0.0
Change in fair value of business combination liability	―	0.9	0.7
Interest income	0.1	0.1	0.0
Interest expense	(1.4)	(1.6)	(1.5)
Income (loss) before provision for income taxes	(2.8)	(8.1)	3.1
Provision for income taxes	12.9	0.4	0.4

Net income (loss)	(15.7)%	(8.5)%	2.7%

The following table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Years Ended December 31,
	2012	2013	2014

Net Sales
Traditional Toys and Electronics	$363,681	$320,565	$408,426
Role Play, Novelty and Seasonal Toys	303,081	312,360	401,634
	666,762	632,925	810,060
Cost of Sales
Traditional Toys and Electronics	249,860	244,183	284,261
Role Play, Novelty and Seasonal Toys	218,965	232,963	289,992
	468,825	477,146	574,253
Gross Profit
Traditional Toys and Electronics	113,821	76,382	124,165
Role Play, Novelty and Seasonal Toys	84,116	79,397	111,642
	$197,937	$155,779	$235,807

Comparison of the Years Ended December 31, 2014 and 2013

Net Sales

Traditional Toys and Electronics.   Net sales of our Traditional Toys and Electronics segment were $408.4 million in 2014, compared to $320.6 million in 2013, representing an increase of $87.8 million, or 27.4%.  The increase in net sales was primarily due to increases in unit sales of our toddler dolls based on Disney Frozen, and our Nintendo plush and figures and Star Wars figures.

Role Play, Novelties and Seasonal Products.  Net sales of our Role Play, Novelties and Seasonal Products were $401.6 million in 2014, compared to $312.4 million in 2013, representing an increase of $89.2 million, or 28.6%.  The increase in net sales was primarily due to sales contribution of Disney Princess dress up and role-play including Frozen, Princess and Fairies as well as an increase in our unit sales of our Halloween costumes based on Disney Frozen and Marvel characters offset in part by a decrease in the selling price of such Marvel costumes.

Cost of Sales

Traditional Toys and Electronics.  Cost of sales of our Traditional Toys and Electronics segment was $284.3 million, or 69.6% of related net sales, in 2014, compared to $244.2 million, or 76.2% of related net sales, in 2013, representing an increase of $40.1 million, or 16.4%.  The percentage cost of sales decrease was driven by better product costing and better price points and lower license shortfalls in 2014.

Role Play, Novelties and Seasonal Products.  Cost of sales of our Role Play, Novelties and Seasonal Products segment was $290.0 million in 2014, or 72.2% of related net sales, compared to $233.0 million in 2013, or 74.6% of related net sales, representing an increase of $57.0 million, or 24.5%.  This percentage cost of sales decrease was driven by better product costing and stronger price points in line with the higher volume of sales and lower license shortfalls in 2014 offset in part by lower selling price of Marvel Halloween costumes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $204.5 million in 2014 and $200.3 million in 2013, constituting 25.2% and 31.6% of net sales, respectively.  The overall relative decrease of selling, general and administrative expenses as a percentage of Net Sales in 2014 is the result of the significant increase in net sales in 2014 and operational efficiencies. The overall increase of $4.2 million is primarily due to performance bonuses awarded in 2014 due to the overall increase in profitability of the Company.

Reorganization Charges

We incurred reorganization charges in 2013 to consolidate and stream-line our existing business functions.  This was necessary given the decreased volume of consolidated sales in 2013 from 2012.  Restructuring charges relate to the termination of lease obligations, one-time severance termination benefits, and other contract terminations and are accounted for in accordance with Accounting Standards Codification (“ASC”) 420-10 “Exit and Disposal Cost Obligations”.  We establish a liability for a cost associated with an exit or disposal activity when a liability is incurred, rather than at the date we commit to an exit plan.

The components of the reorganization charges are as follows (in thousands):

	Accrued Balance			Accrued Balance
	December 31, 2013	Accrual	Actual	December 31, 2014
2013 lease abandonment costs	$2,962	—	(1,704)	$1,258
2009 lease abandonment costs	1,219	—	(851)	368
Total reorganization charges	$4,181	—	(2,555)	$1,626

Interest Income

Interest income in 2014 was $ 0.1 million, comparable to $0.3 million in 2013. The decrease in interest income is due to lower cash balances in 2014.

Interest Expense

Interest expense was $12.5 million in 2014, as compared to $9.9 million in 2013. The increase is due to the additional interest expense related to our convertible senior notes payable due in 2020. In 2014, we recorded interest expense of $11.3 million related to our convertible senior notes payable, $0.8 million related to our credit facility, $0.2 million of uncertain tax expense and $0.2 million related to the interest component of our Maui acquisition earn out payment.  In 2013, we recorded interest expense of $8.1 million related to our convertible senior notes payable, $0.9 million related to our credit facility and $0.8 million related to the interest component of our Maui acquisition earn out payment.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $3.7 million, or an effective tax rate of 14.7% for 2014. During 2013, the income tax expense was $2.6 million, or an effective tax rate of (5.1%).

 The 2014 tax expense of $3.7 million included a discrete tax expense of $0.3 million primarily comprised of adjustments from closed tax audits (see Note 13 of the Notes to Consolidated Financial Statements.)  Absent these discrete tax expenses, our effective tax rate for 2014 was 13.6%, primarily due to a full valuation allowance on the Company's United States deferred tax assets and the foreign rate differential, and is impacted by the proportion of Hong Kong earnings to overall earnings and is expected to vary depending on the level of consolidated earnings.

 The 2013 tax expense of $2.6 million included a discrete tax benefit of $0.3 million comprised of uncertain tax positions and return to provision true-ups (see Note 13 of the Notes to Consolidated Financial Statements).  Absent these discrete tax expenses, our effective tax rate for 2013 was (5.8%), primarily due to a full valuation allowance on the Company’s United States deferred tax assets and the foreign rate differential between the United States and Hong Kong. The rate exclusive of discrete items can be materially impacted by the proportion of Hong Kong earnings to consolidated earnings.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets by jurisdiction.  For the three-year period ended December 31, 2014, we were in a cumulative pre-tax loss position in the U.S.  On the basis of this evaluation, as of December 31, 2014, a valuation allowance of $106.8 million has been recorded against the U.S. deferred tax assets that more likely than not will not be realized.  The net deferred tax liabilities of $2.6 million represent the net deferred tax liabilities in the foreign jurisdiction, where we are in a cumulative income position.

As of December 31, 2014, we had net deferred tax liabilities of approximately $2.6 million related to foreign jurisdictions.

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

Reorganization Charges

We incurred reorganization charges in 2013 to consolidate and stream-line our existing business functions.  This was necessary given the decreased volume of consolidated sales in 2013 from 2012.  Restructuring charges relate to the termination of lease obligations, one-time severance termination benefits, and other contract terminations and are accounted for in accordance with ASC 420-10 “Exit and Disposal Cost Obligations”.  We establish a liability for a cost associated with an exit or disposal activity when a liability is incurred, rather than at the date we commit to an exit plan.

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

	2013					2014
	First		Second	Third	Fourth	First		Second		Third	Fourth
(unaudited)	Quarter		Quarter	Quarter	Quarter	Quarter		Quarter		Quarter	Quarter

Net sales	$78,069		$106,232	$310,894	$137,730	$82,510		$124,172		$349,362	$254,016
As a % of full year	12.3%		16.8%	49.1%	21.8%	10.2%		15.3%		43.1%	31.4%
Gross Profit	$23,379		$2,238	$91,395	$38,767	$23,555		$37,818		$94,737	$79,697
As a % of full year	15.0%		1.4%	58.7%	24.9%	10.0%		16.0%		40.2%	33.8%
As a % of net sales	29.9%		2.1%	29.4%	28.1%	28.5%		30.5%		27.1%	31.4%
Income (loss) from operations	$(23,845)		$(44,288)	$39,653	$(16,052)	$(14,924)		$(4,819)		$43,812	$7,258
As a % of full year	53.5%		99.5%	(89.0)%	36.0%	(47.6)%		(15.4	) %	139.8%	23.2%
As a % of net sales	(30.5	) %	(41.7)%	12.8%	(11.7)%	(18.1	) %	(3.9	) %	12.5%	2.9%
Income (loss) before provision (benefit) for income taxes	$(27,262)		$(47,018)	$36,875	$(13,890)	$(16,789)		$(7,772)		$45,807	$3,978
As a % of net sales	(34.9	) %	(44.3)%	11.9%	(10.1)%	(20.3	) %	(6.3	) %	13.1%	1.6%
Net income (loss)	$(27,562)		$(46,873)	$36,597	$(16,068)	$(16,305)		$(9,053)		$44,069	$2,798
As a % of net sales	(35.3	) %	(44.1)%	11.8%	(11.7)%	(19.8	) %	(7.3	) %	12.6%	1.1%
Diluted earnings (loss) per share	$(1.26)		$(2.14)	$1.11	$(0.73)	$(0.74)		$(0.43)		$1.03	$0.11
Weighted average shares and equivalents outstanding	21,873		21,290	34,283	22,073	22,003		21,276		45,152	44,060

Consistent with the seasonality of our business, first quarter 2013 and 2014 experienced seasonally low sales which coupled with fixed overhead, resulted in significant net losses.

In the second quarter of 2014, we recognized a charge to income in the amount of $1.2 million related to lease exit costs in connection with our reorganization efforts.

In the third quarter of 2014, income of $5.9 million was recognized in connection with the change in fair value of the Maui acquisition liability.

In the fourth quarter of 2013, income of $6.0 million was recognized in connection with the change in fair value of the Maui acquisition liability, and we also recognized a charge to income in the amount of $5.0 million related to lease abandonment and severance in connection with our restructuring efforts.

Quarterly and year-to-date computations of income (loss) per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

Debt with Conversion and Other Options

The provisions of ASC 470-20, “Debt with Conversion and Other Options” are applicable to the 4.50% convertible notes - see Note 12, Convertible Senior Notes.  ASC 470-20 requires that the liability (debt) and equity (conversion feature) components of the Notes are accounted for separately in a manner that reflects our nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods. We allocated $13.7 million of the $100.0 million principal amount of the 2014 Notes to the equity component, which represents a discount to the debt and was amortized into interest expense through November 1, 2014.  Accordingly, our effective annual interest rate on the 2014 Notes was approximately 7.3%. The 2014 Notes were classified as short-term debt in the balance sheet at December 31, 2013 based on their November 1, 2014 maturity date.  The Company repurchased $61.0 million of the 2014 Notes during the quarter ended September 30, 2013 as discussed below, with $2.8 million of the price allocated to the repurchase of the related equity component. In addition, approximately $2.2 million of the unamortized debt discount and $0.6 million of debt issuance costs were written off in connection with the repurchase of the 2014 Notes. The remainder of the 2014 Notes were redeemed at par on maturity on November 1, 2014. The balance of the unamortized debt discount was $0.9 million and nil at December 31, 2013 and December 31, 2014, respectively.

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

On June 9, 2014 and June 12, 2014, the Company sold an aggregate of $100.0 million and $15.0 million, respectively, principal amount of 4.875% Convertible Senior Notes due 2020 (the “2020 Notes”).  The 2020 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on June 1 and December 1 of each year at a rate of 4.875% per annum and will mature on June 1, 2020.  The initial conversion rate for the 2020 Notes will be 103.7613 shares of our common per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $9.64 per share of common stock, subject to adjustment in certain events.  Holders of the 2020 Notes may convert their notes upon the occurrence of specified events.  Upon conversion, the 2020 Notes will be settled in shares of the Company’s common stock.  The Company received net proceeds of approximately $110.4 million from the offering of which $24.0 million was used to repurchase 3.1 million shares of the Company’s common stock under a prepaid forward purchase contract and $39.0 million was used to redeem at par the remaining outstanding principal amount of the 2014 Notes at maturity on November 1, 2014. The remainder of the net proceeds will be used for general corporate purposes.

Liquidity and Capital Resources

As of December 31, 2014, we had working capital of $246.2 million, compared to $136.3 million as of December 31, 2013. The increase was primarily attributable to the receipt of net proceeds from the issuance of convertible senior notes in addition to higher accounts receivable due to increased sales and higher inventory balances offset partially by accrued expenses and accounts payable balances.

Operating activities provided net cash of $24.2 million and used net cash of $22.4 million and $79.1 million for the years ended December 31, 2012, 2013 and 2014, respectively.   Net cash was impacted primarily by increases in accounts receivable and inventory, offset by increases in accounts payable and accrued expenses.  Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 73 days, 68 days, and 83 days as of December 31, 2012, 2013, and 2014, respectively. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of December 31, 2014, we had cash and cash equivalents of $71.5 million.

Cash used in investing activities totaled $72.7 million, $10.8 million and $12.9 million for the years ended December 31, 2012, 2013, and 2014, respectively.  Cash used in 2014 consisted primarily of $10.5 million cash paid for the purchase of office furniture, equipment and molds and tooling used in the manufacturing of our products. Cash used in 2013 consisted primarily of $10.1 million cash paid for the purchase of office furniture, equipment and molds and tooling used in the manufacturing of our products. Cash used in 2012 consisted primarily of $36.2 million cash paid and liabilities incurred for the Maui acquisition, $13.1 million cash paid for the purchase of office furniture and equipment and molds and tooling used in the manufacture of our products, $8.0 million cash paid to NantWorks LLC for recognition technology exclusivity rights, and the $7.0 million paid to NantWorks LLC for our ownership interest in DreamPlay LLC. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 16% payable on net sales of such products. As of December 31, 2014, these agreements required future aggregate minimum guarantees of $57.9 million, exclusive of $27.9 million in advances already paid. Of this $57.9 million future minimum guarantee, $40.3 million is due over the next twelve months.

Cash used in financing activities totaled $19.4 million, $39.0 million and provided cash of $46.0 million for the years ended December 31, 2012, 2013 and 2014, respectively.  The cash provided primarily consists of net proceeds from the sale of convertible notes offset in part by the retirement of existing notes and the repurchase of our common stock.

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 31, 2014 and is based upon information appearing in the notes to the consolidated financial statements (in thousands):

	Less than 1 year	1 – 3 years	3 – 5 years	More Than 5 years	Total
Long-term debt	$—	$—	$100,000	$115,000	$215,000
Interest on debt	9,856	19,713	13,692	2,336	45,597
Operating leases	12,764	16,924	9,565	15,154	54,407
Minimum guaranteed license/royalty payments	40,261	16,678	982	—	57,921
Employment contracts	6,900	3,680	1,315	—	11,895
Total contractual cash obligations	$69,781	$56,995	$125,554	$132,490	$384,820

The above table excludes any potential uncertain income tax liabilities that may become payable upon examination of our income tax returns by taxing authorities. Such amounts and periods of payment cannot be reliably estimated. See Note 13 to the consolidated financial statements for further explanation of our uncertain tax positions.

In October 2011, we acquired all of the stock of Moose Mountain Toymakers Limited, a Hong Kong company, and a related New Jersey company, Moose Mountain Marketing, Inc. (collectively, “Moose Mountain”).  The total initial consideration of $31.5 million consisted of $16.0 million in cash and the assumption of liabilities in the amount of $15.5 million, and resulted in goodwill of $13.5 million. In addition, we agreed to pay an earn-out of up to an aggregate amount of $5.3 million in cash over the three calendar years following the acquisition based upon the achievement of certain financial performance criteria.  We have paid $1.75 million for each of the earn-outs related to the years ended 2012, 2013 and 2014.  The fair value of the expected earn-out was included in goodwill and assumed liabilities as of December 31, 2011.  Moose Mountain is a leading designer and producer of foot to floor ride-ons, inflatable environments, wagons, pinball machines and tents and was included in our results of operations from the date of acquisition.

In July 2012, we acquired all of the stock of Maui, Inc., an Ohio corporation, Kessler Services, Inc., a Nevada corporation, and A.S. Design Limited, a Hong Kong corporation (collectively, “Maui”).  The initial cash consideration totaled $36.2 million.  In addition, we agreed to pay an earn-out of up to an aggregate amount of $18.0 million in cash over the three calendar years following the acquisition based upon the achievement of certain financial performance criteria, which has been accrued and recorded as goodwill as of December 31, 2012.  All future changes to the earn-out liability will be charged to income. In 2013 and 2014, the earn-outs were not achieved and the related liability of $6.0 million and $5.9 million, respectively, was reversed to other income.  Maui is a leading manufacturer and distributor of spring and summer activity toys and impulse toys and was included in our results of operations from the date of acquisition.

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

We believe that our cash flows from operations and cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. We expect our capital expenditures to be approximately $12.0 million in 2015.  Although operating activities are expected to provide cash, to the extent we make any acquisitions or grow significantly in the future, our operating and investing activities may use cash and, consequently, any acquisitions or growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. We intend to finance our long-term liquidity requirements out of net cash provided by operations and net cash and cash equivalents.  As of December 31, 2014, we do not have any off-balance sheet arrangements.

We have cumulative undistributed earnings of non-U.S. subsidiaries that we consider to be permanently reinvested outside the U.S.  Should those earnings be repatriated to the U.S., we would incur additional tax expense.  Other than for short-term financing needs of our U.S. parent company, we do not intend to repatriate those earnings to the U.S.  The amount of cash and short term investments held by our foreign subsidiaries was $77.7 million and $60.8 million as of December 31, 2013 and 2014, respectively.

During the last three fiscal years ending December 31, 2014, we do not believe that inflation has had a material impact on our net sales and revenues and on income from continuing operations.

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

Interest Rate Risk

In July 2013, we issued convertible senior notes payable of $100.0 million with a fixed interest rate of 4.25% per annum which remain outstanding as of December 31, 2014.  In addition, in June 2014, we issued convertible senior notes payable of $115.0 million principal amount with a fixed interest rate of 4.875% per annum, which remain outstanding as of December 31, 2014.  As the interest rates on the notes are at fixed rates, we are not generally subject to any direct risk of loss related to these notes arising from changes in interest rates.

Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility (see Note 11 - Credit Facility in the accompanying notes to the consolidated financial statements for additional information). Borrowings under the revolving credit facility bear interest at a variable rate based on Prime Lending Rate or LIBOR Rate at the option of the Company. For Prime Lending Rate loans, the interest rate is equal to the highest of (i) the Federal Funds Rate plus a margin of 0.50%, (ii) the rate last quoted by The Wall Street Journal as the “Prime Rate,” or (iii) the sum of a LIBOR rate plus 1.00%, plus a margin of 2.25%. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin of 3.25%. Borrowings under the revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the year ended December 31, 2014, the maximum amount borrowed under the revolving credit facility was $25.0 million and the average amount of borrowings outstanding was $5.5 million. As of December 31, 2014, the amount of total borrowings outstanding under the revolving credit facility was nil. If the prevailing market interest rates relative to these borrowings increased by 10%, our interest expense during the period ended December 31, 2014 would have increased by less than $0.1 million.

Foreign Currency Risk

We have wholly-owned subsidiaries in Hong Kong, China, the United Kingdom, France, Spain and Canada. Sales are generally made by these operations on FOB China or Hong Kong terms and are denominated in U.S. dollars. However, purchases of inventory and Hong Kong operating expenses are typically denominated in Hong Kong dollars and local operating expenses in China are denominated in local currency, thereby creating exposure to changes in exchange rates. Changes in the Chinese Yuan or Hong Kong dollar/U.S. dollar exchange rates may positively or negatively affect our gross margins, operating income and retained earnings.  The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to US$1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. Our mainland China operations are funded in Chinese Yuan. We do not believe that near-term changes in these exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows. Therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Hong Kong dollar or Chinese Yuan.

Item 8.  Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JAKKS Pacific, Inc.
Malibu, California

We have audited the accompanying consolidated balance sheets of JAKKS Pacific, Inc. ("Company") as of December 31, 2013 and 2014 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule (Schedule II) listed in the accompanying index.  The consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedule.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JAKKS Pacific, Inc. at December 31, 2013 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), JAKKS Pacific, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Los Angeles, California
March 16, 2015

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2014
	(In thousands, except
	share data)
Assets
Current assets
Cash and cash equivalents	$117,071	$71,525
Marketable securities	220	220
Accounts receivable, net of allowance for uncollectible accounts of $2,928 and $3,264 in 2013 and 2014, respectively	101,223	234,516
Inventory, net	46,784	78,827
Income tax receivable	24,008	24,008
Deferred income taxes	3,953	3,358
Prepaid expenses and other	27,673	25,139
Total current assets	320,932	437,593
Property and equipment
Office furniture and equipment	14,312	14,440
Molds and tooling	78,096	87,360
Leasehold improvements	4,917	5,280
Total	97,325	107,080
Less accumulated depreciation and amortization	86,229	95,984
Property and equipment, net	11,096	11,096
Intangibles	57,439	48,904
Other long term assets	6,175	10,389
Investment in DreamPlay LLC	7,000	7,000
Investment in joint venture	18	—
Goodwill, net	44,876	44,492
Trademarks, net	2,308	2,308
Total assets	$449,844	$561,782
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$25,275	$56,113
Accrued expenses	69,086	86,974
Reserve for sales returns and allowances	31,374	24,477
Income taxes payable	20,762	23,784
Short term debt	38,098	—
Total current liabilities	184,595	191,348
Convertible senior notes, net	100,000	215,000
Other liabilities	7,021	1,874
Income taxes payable	2,597	2,496
Deferred income taxes	6,946	5,980
Total liabilities	301,159	416,698
Commitments and Contingencies
Stockholders’ equity
Preferred shares, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 22,668,680 and 22,682,295 shares issued and outstanding in 2013 and 2014, respectively	23	23
Treasury stock at cost; nil and 3,112,840 shares in 2013 and 2014, respectively	—	(24,000)
Additional paid-in capital	200,665	202,051
Accumulated deficit	(48,154)	(26,645)
Accumulated other comprehensive loss	(3,849)	(6,835)
Total JAKKS Pacific, Inc.’s stockholders’ equity	148,685	144,594
Non-controlling interests	—	490
Total stockholders’ equity	148,685	145,084
Total liabilities and stockholders’ equity	$449,844	$561,782

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2013	2014
	(In thousands, except per share amounts)
Net sales	$666,762	$632,925	$810,060
Cost of sales	468,825	477,146	574,253
Gross profit	197,937	155,779	235,807
Selling, general and administrative expenses	211,159	200,311	204,480
Income (loss) from operations	(13,222)	(44,532)	31,327
Profit from joint ventures	3,000	—	—
Change in fair value of business combination liability	—	6,000	5,932
Equity in net income (loss) of joint venture	130	(3,148)	314
Interest income	671	327	112
Interest expense	(9,228)	(9,942)	(12,461)
Income (loss) before provision for income taxes	(18,649)	(51,295)	25,224
Provision for income taxes	86,151	2,611	3,715
Net income (loss)	$(104,800)	$(53,906)	$21,509
Basic earnings (loss) per share	$(4.37)	$(2.43)	$1.03
Basic weighted number of shares	23,963	22,200	20,948
Diluted earnings (loss) per share	$(4.37)	$(2.43)	$0.70
Diluted weighted number of shares	23,963	22,200	41,516

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2012	2013	2014
	(In thousands)

Net income (loss)	$(104,800)	$(53,906)	$21,509
Other comprehensive income (loss):
Foreign currency translation adjustment	(74)	366	(2,986)
Comprehensive income (loss)	$(104,874)	$(53,540)	$18,523

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2012, 2013 AND 2014
(In thousands)

	Common Stock					Retained	Accumulated	JAKKS
					Additional	Earnings	Other	Pacific Inc.’s	Non-		Total
	Number		Treasury		Paid-in	(Accumulated	Comprehensive	Stockholders’	Controlling		Stockholders’
	of Shares	Amount	Stock		Capital	Deficit)	Income (Loss)	Equity	Interests		Equity
Balance, December 31, 2011	25,943	$26	$	―	$274,532	$123,174	$(4,141)	$393,591	$	―	$393,591
Exercise of options	8	―		―	101	―	―	101		―	101
Excess tax deficiency on stock options	―	―		―	(114)	―	―	(114)		―	(114)
Restricted stock grants	32	―		―	1,122	―	―	1,122		―	1,122
Dividends declared	―	―		―	―	(9,538)	―	(9,538)		―	(9,538)
Issued warrants	―	―		―	7,035	―	―	7,035		―	7,035
Retirement of restricted stock	(14)	―		―	(103)	―	―	(103)		―	(103)
Repurchase of common stock	(4,000)	(4)		―	(79,996)	―	―	(80,000)		―	(80,000)
Net loss	―	―		―	―	(104,800)	―	(104,800)		―	(104,800)
Foreign currency translation adjustment	―	―		―	―	―	(74)	(74)		―	(74)
Balance, December 31, 2012	21,969	$22	$	―	$202,577	$8,836	$(4,215)	$207,220	$	―	$207,220
Excess tax deficiency on stock options	―	―		―	(160)	―	―	(160)		―	(160)
Restricted stock grants	707	1		―	1,084	―	―	1,085		―	1,085
Dividends declared	―	―		―	―	(3,084)	―	(3,084)		―	(3,084)
Retirement of restricted stock	(7)	―		―	(34)	―	―	(34)		―	(34)
Repurchase of equity component of convertible notes	―	―		―	(2,802)	―	―	(2,802)		―	(2,802)
Net loss	―	―		―	―	(53,906)	―	(53,906)		―	(53,906)
Foreign currency translation adjustment	―	―		―	―	―	366	366		―	366
Balance, December 31, 2013	22,669	$23	$	―	$200,665	$(48,154)	$(3,849)	$148,685	$	―	$148,685
Excess tax deficiency on vesting of restricted stock	―	―		―	(85)	―	―	(85)		―	(85)
Restricted stock grants	65	1		―	1,472	―	―	1,473		―	1,473
Retirement of restricted stock	(52)	(1)		―	(1)	―	―	(2)		―	(2)
Prepaid forward purchase contract	―	―		(24,000)	—	―	―	(24,000)		―	(24,000)
Contributions from non-controlling interests	―	―		—	―	―	―	―		490	490
Net income	―	―		—	―	21,509	―	21,509		―	21,509
Foreign currency translation adjustment	―	―		—	―	—	(2,986)	(2,986)		―	(2,986)
Balance, December 31, 2014	22,682	$23		$(24,000)	$202,051	$(26,645)	$(6,835)	$144,594		$490	$145,084

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2013	2014
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(104,800)	$(53,906)	$21,509
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24,628	24,599	21,883
Share-based compensation expense	1,122	1,085	1,473
Loss on disposal of property and equipment	54	3,060	18
Change in fair value of business combination liability	—	(6,000)	(5,932)
Gain on extinguishment of convertible notes	—	(84)	—
Equity in net loss of joint ventures	169	3,148	(314)
Deferred income taxes	82,394	(129)	(371)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	1,249	4,232	(133,293)
Inventory	(10,666)	12,906	(32,043)
Prepaid expenses and other	11,793	(6,367)	2,534
Income tax receivable	158	—	—
Accounts payable	12,173	(12,518)	30,838
Accrued expenses	4,994	16,283	23,820
Income taxes payable	10,193	5,750	2,921
Reserve for sales returns and allowances	(9,067)	(2,999)	(6,897)
Other liabilities	(97)	(11,324)	(5,147)
Excess tax deficiency from exercise of stock options and vesting of restricted stock	(114)	(160)	(85)
Total adjustments	128,983	31,482	(100,595)
Net cash provided by (used in) operating activities	24,183	(22,424)	(79,086)
Cash flows from investing activities
Purchases of property and equipment	(13,066)	(10,129)	(10,453)
Change in other assets	(459)	(135)	(2,766)
Investment in DreamPlay LLC	(7,000)	—	—
Contributions to joint venture	(1,524)	(1,636)	—
Distributions from joint venture	930	1,149	332
Cash paid for intangible assets	(8,000)	—	—
Cash paid for net assets of businesses acquired	(43,620)	—	—
Net purchases of marketable securities	(5)	(2)	—
Net cash used in investing activities	(72,744)	(10,753)	(12,887)
Cash flows from financing activities
Proceeds from stock options exercised	101	—	—
Common stock surrendered	(103)	(34)	(2)
Common stock repurchased	(80,000)	—	(24,000)
Proceeds from (repayment of) credit facility borrowings	70,710	(70,710)	—
Credit facility costs	(546)	—	(1,851)
Dividends paid	(9,538)	(3,084)	—
Proceeds from issuance of convertible notes	—	100,000	115,000
Bank fees related to convertible notes	—	(4,179)	(4,594)
Retirement of senior convertible notes	—	(61,000)	(39,000)
Proceeds from issuance of common shares of non-controlling interests	—	—	490
Net cash provided by (used in) financing activities	(19,376)	(39,007)	46,043
Net decrease in cash and cash equivalents	(67,937)	(72,184)	(45,930)
Effect of foreign currency translation	—	(66)	384
Cash and cash equivalents, beginning of year	257,258	189,321	117,071
Cash and cash equivalents, end of year	$189,321	$117,071	$71,525
Cash paid (refunded) during the period for:
Interest	$5,051	$4,408	$8,964
Income taxes	$(9,020)	$(4,644)	$945

See Notes 4, 5 and 19 for additional supplemental information to consolidated statements of cash flows.

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

Note 2—Summary of Significant Accounting Policies

Principles of consolidation

These consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and its majority owned joint venture. All intercompany transactions have been eliminated.

The Company entered into a joint venture with Meisheng Culture & Creative Corp., for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed upon territories of the People’s Republic of China. The joint venture will include a subsidiary in the Shanghai Free Trade Zone that is expected to sell, distribute and market these products, which can include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys and many more, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture.

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

The Company’s reserve for sales returns and allowances decreased by $6.9 million from $31.4 million as of December 31, 2013 to $24.5 million as of December 31, 2014.  This decrease was primarily due to certain customers taking their year-end allowances related to 2013 and 2014 during 2014, as well as reduced markdown allowances in 2014.

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31 (in thousands):

		Fair Value Measurements
	Carrying Amount as of	As of December 31, 2013
	December 31, 2013	Level 1	Level 2	Level 3

Cash equivalents	$42,454	$42,454	$—	$—
Marketable securities	220	220	—	—
	$42,674	$42,674	$—	$—

		Fair Value Measurements
	Carrying Amount as of	As of December 31, 2014
	December 31, 2014	Level 1	Level 2	Level 3

Cash equivalents	$12,166	$12,166	$—	$—
Marketable securities	220	220	—	—
	$12,386	$12,386	$—	$—

The Company’s accounts receivable, short term debt, accounts payable and accrued expenses represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of fair value.

The fair value of the 4.50% convertible senior notes payable due 2014 as of December 31, 2013 was approximately $37.7 million, the fair value of the 4.25% convertible senior notes payable due 2018 as of December 31, 2013 and 2014 was $97.4 million and $96.3 million respectively, based upon the most recent quoted market prices, and the fair value of the 4.875% convertible senior notes payable due 2020 as of December 31, 2014 was $100.9 million, based upon the most recent quoted market prices. The fair values of the convertible senior notes are considered to be Level 2 measurements on the fair value hierarchy.

For the years ended December 31, 2013 and 2014, there was no impairment to the value of the Company’s non-financial assets.

Inventory

Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs and in-bound freight and duty, is valued at the lower of cost (first-in, first-out) or market, net of inventory obsolescence reserve, and consists of the following (in thousands):

	December 31,
	2013	2014
Raw materials	$1,784	$1,040
Finished goods	45,000	77,787
	$46,784	$78,827

Property and equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over their estimated useful lives as follows:

Office equipment	5 years
Automobiles	5 years
Furniture and fixtures	5 - 7 years
Leasehold improvements	Shorter of length of lease or 10 years

The Company uses the usage method as its depreciation methodology for molds and tools used in the manufacturing of its products, which is more closely correlated to production of goods.  The Company believes that the usage method more accurately matches costs with revenues.  Furthermore, the useful estimated life of molds and tools is two years.

For the years ended December 31, 2012, 2013, and 2014, the Company’s aggregate depreciation expense related to property and equipment was $13.6 million, $11.8 million, and $10.4 million, respectively.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes all changes in equity from non-owner sources. The Company accounts for other comprehensive income in accordance with ASC 220, “Comprehensive Income”. All the activity in other comprehensive income (loss) and all amounts in accumulated other comprehensive income (loss) relate to foreign currency translation adjustments.

Advertising

Production costs of commercials and programming are charged to operations in the period during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the period incurred. Advertising expense for the years ended December 31, 2012, 2013 and 2014, was approximately $18.8 million, $10.1 million, and $19.3 million, respectively.

The Company also participates in cooperative advertising arrangements with certain customers, whereby it allows a discount from invoiced product amounts in exchange for customer purchased advertising that features the Company’s products. Typically, these discounts range from 1% to 6% of gross sales, and are generally based upon product purchases or specific advertising campaigns. Such amounts are accrued when the related revenue is recognized or when the advertising campaign is initiated. These cooperative advertising arrangements are accounted for as direct selling expenses.

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

Foreign Currency Translation Exposure

The Company’s reporting currency is the US dollar. The translation of its net investment in subsidiaries with non-US dollar functional currencies subjects the Company to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at year-end exchange rates. Income, expense, and cash flow items are translated at average exchange rates prevailing during the year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss/gain within stockholders’ equity. The Company’s primary currency translation exposures in 2012, 2013 and 2014 were related to its net investment in entities having functional currencies denominated in the Hong Kong dollar.

Foreign Currency Transaction Exposure

Currency exchange rate fluctuations may impact the Company’s results of operations and cash flows. The Company’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income in the consolidated statement of operations. Inventory purchase transactions denominated in the Hong Kong dollar were the primary transactions that caused foreign currency transaction exposure for the Company in 2012, 2013 and 2014.

Accounting for the impairment of finite-lived tangible and intangible assets

Long-lived assets with finite lives, which include property and equipment and intangible assets other than goodwill, are evaluated at least annually for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.  Finite-lived intangible assets consist primarily of product technology rights, acquired backlog, customer relationships, product lines and license agreements. These intangible assets are amortized over the estimated economic lives of the related assets. There were no impairments for years ended December 31, 2012, 2013 and 2014.

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

For the years ended December 31, 2012, 2013 and 2014, there was no impairment to the value of the Company's goodwill or trademarks.

Share-based Compensation

The Company measures all employee stock-based compensation awards using a fair value method and records such expense in its consolidated financial statements.  The Company recorded no stock option compensation in each of 2012, 2013, and 2014.  The company recorded $1.1 million, $1.1 million, and $1.5 million of restricted stock expense, in 2012, 2013, and 2014, respectively.  See Note 17 for further details relating to share based compensation.

Earnings per share

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings per share (“EPS”) for the periods presented (in thousands, except per share data):

	2012
		Weighted
		Average
	Loss	Shares	Per Share
Basic EPS
Loss available to common stockholders	$(104,800)	23,963	$(4.37)
Effect of dilutive securities:
Options and warrants	―	―
Assumed conversion of convertible senior notes	―	―
Unvested restricted stock grants	―	―
Diluted EPS
Loss available to common stockholders plus assumed exercises and conversion	$(104,800)	23,963	$(4.37)

	2013
		Weighted
		Average
	Loss	Shares	Per Share
Basic EPS
Loss available to common stockholders	$(53,906)	22,200	$(2.43)
Effect of dilutive securities:
Assumed conversion of convertible senior notes	―	―
Options and warrants	―	―
Unvested restricted stock grants	―	―
Diluted EPS
Loss available to common stockholders plus assumed exercises and conversion	$(53,906)	22,200	$(2.43)

	2014
		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$21,509	20,948	$1.03
Effect of dilutive securities:
Assumed conversion of convertible senior notes	7,345	20,388
Options and warrants	—	—
Unvested restricted stock grants	—	180
Diluted EPS
Income available to common stockholders plus assumed exercises and conversion	$28,854	41,516	$0.70

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of warrants, options and convertible debt to the extent they are dilutive). For the years ended December 31, 2012, 2013 and 2014, the convertible notes interest and related common share equivalent of 6,577,727, 10,037,523 and nil respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.  Potentially dilutive stock options and warrants of 1,634,644, 1,627,144 and 1,601,272 for the years ended December 31, 2012, 2013, and 2014, respectively, were excluded from the computation of diluted earnings per share since they would have been anti-dilutive.  Potentially dilutive restricted stock of 93,933, 111,195 and nil for the years ended December 31, 2012, 2013 and 2014, respectively, were excluded from the computation of diluted earnings per share since they would have been anti-dilutive.

The Company is also party to a prepaid forward contract to purchase 3,112,840 shares of its common stock that are to be delivered over a settlement period in 2020. The number of shares to be delivered under the prepaid forward contract have been removed from the weighted-average basic and diluted shares outstanding. Any dividends declared and paid on the shares underlying the forward contract are to be reverted back to the Company based on the contractual terms of the forward contract.

Debt with Conversion and Other Options

The provisions of ASC 470-20, “Debt with Conversion and Other Options” are applicable to the 4.50% Convertible Senior Notes due 2014 (the “2014 Notes”), see Note 12, Convertible Senior Notes.  ASC 470-20 requires the Company to separately account for the liability (debt) and equity (conversion feature) components of the 2014 Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods. The company allocated $13.7 million of the $100.0 million principal amount of the 2014 Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense through November 1, 2014.  Accordingly, the company’s effective annual interest rate on the 2014 Notes will be approximately 7.3%. The Company repurchased $61.0 million of the 2014 Notes during the year ended December 31, 2013 as discussed below, with $2.8 million of the price allocated to the repurchase of the related equity component. In addition, approximately $2.2 million of the unamortized debt discount and $0.6 million of debt issuance costs were written off in connection with the repurchase of the 2014 Notes. The remainder of the 2014 Notes were redeemed at par at maturity on November 1, 2014. The balance of the unamortized debt discount was $0.9 million and nil at December 31, 2013 and December 31, 2014, respectively.

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

On June 9, 2014 and June 12, 2014, the Company sold an aggregate of $100.0 million and $15.0 million, respectively, principal amount of 4.875% Convertible Senior Notes due 2020 (the “2020 Notes”).  The 2020 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on June 1 and December 1 of each year at a rate of 4.875% per annum and will mature on June 1, 2020.  The initial conversion rate for the 2020 Notes will be 103.7613 shares of our common per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $9.64 per share of common stock, subject to adjustment in certain events.  Holders of the 2020 Notes may convert their notes upon the occurrence of specified events.  Upon conversion, the 2020 Notes will be settled in shares of the Company’s common stock.  The Company received net proceeds of approximately $110.4 million from the offering of which $24.0 million was used to repurchase 3.1 million shares of the Company’s common stock under a prepaid forward purchase contract and $39.0 million was used to redeem at par the remaining outstanding principal amount of the 2014 Notes at maturity on November 1, 2014. The remainder of the net proceeds will be used for general corporate purposes.

On June 9, 2014, the Company effectively repurchased 3,112,840 shares of its common stock at an average cost of $7.71 per share for an aggregate amount of $24.0 million pursuant to a prepaid forward share repurchase agreement entered into with Merrill Lynch International (“ML”). These repurchased shares are treated as retired for basic and diluted EPS purposes although they remain legally outstanding. The Company reflects the aggregate purchase price of its common shares repurchased as a reduction to stockholders’ equity allocated to treasury stock. Any dividends declared and paid on the shares underlying the forward contract are to be reverted back to the Company based on the contractual terms of the forward contract.

Reclassifications

Certain reclassifications were made to the prior year consolidated financial statements to conform to current year presentation.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2017.

In August 2014, the FASB amended the FASB Accounting Standards Codification and amended Subtopic 205-40, “Presentation of Financial Statements — Going Concern.” This amendment prescribes that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will become effective for the Company’s annual and interim reporting periods beginning January 1, 2017. Upon adoption the Company will use this guidance to evaluate going concern.

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

Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts as of December 31, 2013 and 2014 and for the three years in the period ended December 31, 2014 are as follows (in thousands):

	Years Ended December 31,
	2012	2013	2014
Net Sales
Traditional Toys and Electronics	$363,681	$320,565	$408,426
Role Play, Novelty and Seasonal Toys	303,081	312,360	401,634
	$666,762	$632,925	$810,060

	Years Ended December 31,
	2012	2013	2014
Operating Income (Loss)
Traditional Toys and Electronics	$(12,263)	$(25,286)	$10,654
Role Play, Novelty and Seasonal Toys	(959)	(19,246)	20,673
	$(13,222)	$(44,532)	$31,327

	Years Ended December 31,
	2012	2013	2014
Depreciation and Amortization Expense
Traditional Toys and Electronics	$13,941	$12,475	$11,159
Role Play, Novelty and Seasonal Toys	7,588	8,939	7,812
	$21,529	$21,414	$18,971

	December 31,
	2013	2014
Assets
Traditional Toys and Electronics	$280,217	$313,380
Role Play, Novelty and Seasonal Toys	169,627	248,402
	$449,844	$561,782

Information regarding the Company’s operations in different geographical areas is presented below on the basis the Company uses to manage its business.  Net revenues are categorized based upon location of the customer, while long-lived assets are categorized based upon the location of the Company’s assets.  Tools, dies and molds represent a substantial portion of the long-lived assets included in the United States with a net book value of $8.6 million in 2013 and $8.8 million in 2014 and substantially all of these assets are located in China.  The following tables present information about the Company by geographic area as of December 31, 2013 and 2014 and for each of the three years in the period ended December 31, 2014 (in thousands):

	December 31,
	2013	2014
Long-lived Assets
China	$8,488	$8,816
United States	1,768	1,689
Hong Kong	840	591
	$11,096	$11,096

	Years Ended December 31,
	2012	2013	2014
Net Sales by Geographic Area
United States	$534,714	$524,193	$653,497
Europe	60,870	48,585	67,027
Canada	28,077	25,125	33,040
Hong Kong	1,713	6,721	2,746
Other	41,388	28,301	53,750
	$666,762	$632,925	$810,060

Major Customers

Net sales to major customers were as follows (in thousands, except for percentages):

	2012		2013		2014
		Percentage of		Percentage of		Percentage of
	Amount	Net Sales	Amount	Net Sales	Amount	Net Sales
Wal-Mart	$120,610	18.1%	$135,223	21.4%	$165,777	20.5%
Target	107,873	16.2	98,770	15.6	124,257	15.3
Toys ‘R’ Us	83,688	12.5	68,074	10.8	93,926	11.6
	$312,171	46.8%	$302,067	47.8%	$383,960	47.4%

No other customer accounted for more than 10% of the Company’s total net sales.

As of December 31, 2013 and 2014, the Company’s three largest customers accounted for approximately 39.5% and 29.8%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

Note 4—Joint Ventures

The Company owns a fifty percent interest in a joint venture (“Pacific Animation Partners”) with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company. The joint venture was created to develop and produce a boys’ animated television show, which it licenses worldwide for television broadcast as well as consumer products. The Company is producing and marketing toys based upon the television program under a license from the joint venture.  The joint venture has also licensed certain other merchandising rights to third parties. The Company is responsible for fifty percent of the operating expenses of the joint venture and thirty-one percent of the production costs of the television show. The Company’s investment is being accounted for using the equity method. The joint venture completed and delivered 65 episodes of the show, which began airing in February 2012, and has since ceased production of the television show. The Company is responsible for production costs, in the aggregate amount of approximately $5.7 million for which all commitments have been funded as of December 31, 2014. For the years ended December 31, 2012, 2013 and 2014, the Company recognized a gain from the joint venture of $130,476, loss of $3,147,972 and gain of $313,942, respectively, including producer fees and royalty income from the joint venture in the amount of $300,195, $296,076 and $220,575, respectively.

As of December 31, 2013 and 2014, the balance of the investment in the Pacific Animation Partners joint venture includes the following components (in thousands):

	December 31,	December 31,
	2013	2014
Capital contributions	$4,188	$3,856
Equity in cumulative net loss	(4,170)	(3,856)
Investment in joint venture	$18	$—

In September 2012, the Company entered into a joint venture (“DreamPlay Toys”) with NantWorks LLC (“NantWorks”) in which it owns a fifty percent interest. Pursuant to the operating agreement of  DreamPlay Toys, the Company paid to NantWorks cash in the amount of $8.0 million and issued NantWorks a warrant to purchase 1.5 million shares of the Company’s common stock at a value of $7.0 million in exchange for the exclusive right to arrange for the provision of the NantWorks recognition technology platform for toy products. The Company has classified these rights as an intangible asset and will amortize the asset over the anticipated revenue stream from the exploitation of these rights. The joint venture entered into a Toy Services Agreement with an initial term of three years expiring on October 1, 2015 and a renewal period at the option of the Company expiring October 1, 2018, subject to the achievement of certain financial targets, to develop and produce toys utilizing recognition technologies owned by NantWorks. Pursuant to the terms of the Toy Services Agreement, NantWorks is entitled to receive a preferred return based upon net sales of DreamPlay Toys product sales and third-party license fees. The Company retains the financial risk of the joint venture and is responsible for the day-to-day operations, including development, sales and distribution, for which it is entitled to receive any remaining profit or is responsible for any losses. The results of operations of the joint venture are consolidated with the Company’s results. Sales of DreamPlay Toys products commenced in the third quarter of 2013.

In addition, in 2012, the Company invested $7.0 million in cash in exchange for a five percent economic interest in a related entity, DreamPlay LLC, that will exploit the recognition technologies in non-toy consumer product categories. NantWorks has the right to repurchase the Company’s interest for $7.0 million. The Company has classified this investment as a long term asset on its balance sheet.  The Company’s investment is being accounted for using the cost method.  As of December 31, 2014 the Company determined the value of this investment will be realized and that no impairment has occurred.

In November 2014, the Company entered into a joint venture with Meisheng Culture & Creative Corp., for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed upon territories of the People’s Republic of China. The joint venture will include a subsidiary in the Shanghai Free Trade Zone that is expected to sell, distribute and market these products, which can include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys and many more, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture. Only minimal expenses were incurred in 2014 and the non-controlling interest’s share of the losses from the joint venture for the year ended December 31, 2014 was immaterial.

Note 5—Business Combinations

The Company acquired the following entities to further enhance its existing product lines and to continue diversification into other toy categories and seasonal businesses:

In October 2011, the Company acquired all of the stock of Moose Mountain Toymakers Limited, a Hong Kong company, and a related New Jersey company, Moose Mountain Marketing, Inc. (collectively, “Moose Mountain”).  The total initial consideration of $31.5 million included future earn-out payments of up to an aggregate amount of $5.3 million in cash over the three calendar years following the acquisition based upon the achievement of certain financial performance criteria.  The fair value of the expected earn-out of $4.6 million was included in goodwill and assumed liabilities as of December 31, 2011. The Company paid $1.75 million for the earn-out related to each of the years ended 2012, 2013 and 2014.

In July 2012, the Company acquired all of the stock of Maui, Inc., an Ohio corporation, Kessler Services, Inc., a Nevada corporation, and A.S. Design Limited, a Hong Kong corporation (collectively, “Maui”).  The cash consideration totaled $36.2 million.  In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $18.0 million in cash over the three calendar years following the acquisition based upon the achievement of certain financial performance criteria, which was accrued and recorded as goodwill as of December 31, 2012. In 2013 and 2014, Maui did not achieve the prescribed earn-out targets, therefore $6.0 million and $5.9 million, respectively, was recorded as other income. The remaining earn-out payment for 2015 of $6.0 million is included in accrued expenses in the amount of $5.3 million. Maui is a leading manufacturer and distributor of spring and summer activity toys and impulse toys and was included in the Company’s results of operations from the date of acquisition.

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

Note 6—Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2014 are as follows (in thousands):

	Traditional Toys and Electronics	Role Play, Novelty and Seasonal Toys	Total
Balance, January 1, 2013:
Goodwill	$29,225	$19,611	$48,836
Adjustments to goodwill for foreign currency translation	432	—	432
Adjustment for final purchase price allocation	(4,392)	—	(4,392)
Balance December 31, 2013:	$25,265	$19,611	$44,876
Balance, January 1, 2014:
Goodwill	$25,265	$19,611	$44,876
Adjustments to goodwill for foreign currency translation	(384)	—	(384)
Balance December 31, 2014:	$24,881	$19,611	$44,492

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

The Company assessed its goodwill for impairment as of October 1, 2014 for each of its reporting units by evaluating qualitative factors, including, but not limited to, the performance of each reporting unit, general economic conditions, access to capital, the industry and competitive environment, the interest rate environment.  The Company prepared step-one of its impairment model. The valuation of goodwill involves a high degree of judgment and uncertainty related to key assumptions. Due to the subjective nature of the impairment analysis, significant changes in the assumptions used to develop the estimate could materially affect the conclusion regarding the future cash flows necessary to support the valuation of goodwill.

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

		December 31, 2013			December 31, 2014
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)

Amortized Intangible Assets:
Licenses	4.96	$91,488	$(82,410)	$9,078	$91,488	$(85,113)	$6,375
Product lines	5.84	66,594	(22,623)	43,971	66,594	(27,235)	39,359
Customer relationships	5.21	9,348	(7,251)	2,097	9,348	(7,831)	1,517
Trade names	5.00	3,000	(850)	2,150	3,000	(1,450)	1,550
Non-compete/ Employment contracts	3.90	3,333	(3,190)	143	3,333	(3,230)	103
Total amortized intangible assets		173,763	(116,324)	57,439	173,763	(124,859)	48,904
Deferred Costs:
Debt issuance costs	4.01	8,478	(4,407)	4,071	14,923	(6,418)	8,505
Unamortized Intangible Assets:
Trademarks		2,308	―	2,308	2,308	―	2,308
		$184,549	$(120,731)	$63,818	$190,994	$(131,277)	$59,717

For the years ended December 31, 2012, 2013, and 2014, the Company’s aggregate amortization expense related to intangible assets and deferred costs was $8.3 million, $10.6 million, and $10.5 million, respectively. The Company currently estimates continuing future amortization expense to be approximately (in thousands):

2015	$10,361
2016	10,475
2017	9,938
2018	6,895
2019	4,975
Thereafter	14,765
$57,409

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

As of December 31, 2013 and 2014, the Company’s three largest customers accounted for approximately 39.5% and 29.8%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

Note 9—Accrued Expenses

Accrued expenses consist of the following (in thousands):

	2013	2014
Royalties	$23,629	$34,378
Sales commissions	1,256	1,914
Bonuses	3,677	6,200
Professional fees	2,533	2,780
Acquisition earn-out	5,341	6,831
Salaries and employee benefits	3,401	149
Interest expense	2,867	2,675
Unearned revenue	1,292	1,379
Molds and tools	2,610	2,093
Reorganization costs	4,181	1,626
Media expense	2,106	5,846
Inventory liabilities	7,196	6,898
Goods in transit	846	3,743
Preference claims	1,017	1,017
Other	7,134	9,445
	$69,086	$86,974

In addition to royalties currently payable on the sale of licensed products during the quarter, the Company records a liability as Accrued Royalties for the estimated shortfall in achieving minimum royalty guarantees pursuant to certain license agreements (Note 16).

The Company incurred reorganization charges in the fourth quarter of 2009 and 2013 to consolidate and stream-line its existing business functions.  This was especially necessary given the decreased volume of consolidated sales in 2009 from 2008 and the added general and administrative expenses from the three acquisitions made at the end of 2008 and the decreased volume of consolidated sales in 2013 from 2012.  Reorganization charges relate to the termination of lease obligations, one-time severance termination benefits, property and equipment impairments and other contract terminations and are accounted for in accordance with “Exit and Disposal Cost Obligations” ASC 420-10.

These rental property reorganization charges relate to the Company's Traditional Toys and Electronics segment. The components of the rental property reorganization charges are as follows (in thousands):

	Accrued Balance			Accrued Balance
	December 31, 2013	Accrual	Payments	December 31, 2014
2013 lease abandonment costs	$2,962	$—	$(1,704)	$1,258
2009 lease abandonment costs	1,219	—	(851)	368
Total reorganization charges	$4,181	$—	$(2,555)	$1,626

Note 10—Related Party Transactions

A director of the Company is a partner in a law firm that acts as counsel to the Company. The Company incurred legal fees and expenses to the law firm in the amount of approximately $2.9 million in 2012, $3.0 million in 2013 and $2.4 million in 2014. As of December 31, 2013 and 2014, legal fees and reimbursable expenses of $0.6 million and $0.6 million, respectively, were payable to this law firm.

The owner of Nantworks, the Company’s DreamPlay Toys joint venture partner, beneficially owns 24.9% of the Company’s outstanding common stock, which includes 1.5 million shares underlying out-of-the-money warrants. Pursuant to the joint venture agreements, the Company is obligated to pay Nantworks a preferred return on joint venture sales.

For the years ended December 31, 2012, 2013 and 2014, preferred returns of nil, $188,000 and $821,939, respectively, were earned and payable to Nantworks. As of December 31, 2013 and 2014, the Company has a receivable from Nantworks in the amount of $0.6 million and $0.6 million, respectively. In addition, the Company commenced leasing office space from Nantworks in 2013.  The lease expires on January 31, 2016.  Rent expense, including common area maintenance and parking, for the years ended December 31, 2013 and 2014 was $0.8 million and $1.3 million, respectively.

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

On March 27, 2014, the Company and its domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (the “GE Loan Agreement”). The GE Loan Agreement provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain accounts receivable and inventory. The amounts outstanding under the revolving credit facility are payable in full upon maturity of the revolving credit facility on March 27, 2017. The revolving credit facility is secured by a security interest in favor of the lender covering a substantial amount of the assets of the Company. The amount outstanding on the revolving credit facility as of December 31, 2014 is nil; the total borrowing capacity was approximately $67.1 million.

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

The GE Loan Agreement allows the Company to borrow under the revolving credit facility at LIBOR or at a base rate, plus applicable margins of 325 basis point spread over LIBOR and 225 basis point spread on base rate loans. In addition to standard fees, the revolving credit facility has an unused line fee based on the unused amount of the credit facility, ranging from 38.5 to 62.5 basis points. As of December 31, 2014, the rate on the revolving credit facility was 0.625%.

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

As of December 31, 2014, the Company was in compliance with the financial covenants under the GE Loan Agreement. In the event the Company fails to meet any of the financial covenants or any other covenants under the GE Loan Agreement in the future, the lender could declare an event of default, which could have a material adverse effect on the Company’s financial condition and results of operations. The Company would be required to obtain amendments and/or waivers or renegotiate the GE Loan Agreement with its lender.  However there is no assurance that the lender will grant any waiver or agree to an amendment or renegotiation of the GE Loan Agreement. Any such amendment or waiver will likely require payment of a fee, result in higher interest rates on outstanding loan amounts and/or impose other restrictions.

Note 12—Convertible Senior Notes

Convertible senior notes consist of the following (in thousands):

	December 31,
	2013	2014
4.50% Convertible senior notes (due 2014)	$39,000	$-
4.25% Convertible senior notes (due 2018)	100,000	100,000
4.875% Convertible senior notes (due 2020)	—	115,000
	$139,000	$215,000

In November 2009, the Company sold an aggregate of $100.0 million principal amount of the 2014 Notes. The 2014 Notes, which were senior unsecured obligations of the Company, paid cash interest semi-annually at a rate of 4.50% per annum and matured on November 1, 2014. The initial conversion rate was 63.2091 shares of JAKKS common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.82 per share of common stock), subject to adjustment under certain circumstances. As a result of the cash dividends declared by the Board of Directors in 2011, 2012 and 2013 and the above-market self-tender offer in July 2012 (see Note 15 – Common Stock, Preferred Stock and Warrants), the latest conversion rate was 68.8564 shares of JAKKS common stock per $1,000 principal amount of notes (or approximately $14.52 per share).  In July 2013, the Company repurchased an aggregate of $61.0 million principal amount of these notes at par plus accrued interest with a portion of the net proceeds from the issuance of $100.0 million principal amount of 4.25% convertible senior notes due 2018 resulting in a gain on extinguishment of $0.1 million. The remainder of these notes were redeemed at par at maturity on November 1, 2014.

ASC 470-20, “Debt with Conversion and Other Options,” requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. In accordance with ASC 470-20, the Company allocated $13.7 million of the $100.0 million principal amount of the 2014 Notes to the equity component, which represents a discount to the debt that was being amortized to interest expense through November 1, 2014. Interest expense associated with the amortization of the discount was $2.7 million, $2.0 million, and $0.9 million for December 31, 2012, 2013 and 2014. The Company repurchased $61.0 million of the 2014 Notes during the year ended December 31, 2013 as discussed below, with $2.8 million of the price allocated to the repurchase of the related equity component. In addition, approximately $2.2 million of the unamortized debt discount and $0.6 million of debt issuance costs were written off in connection with the repurchase of the 2014 Notes. The remaining aggregate $39.0 million of principal amount of the 2014 Notes were redeemed at par at maturity on November 1, 2014. The balance of the discount was $0.9 million and nil at December 31, 2013 and December 31, 2014, respectively.

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

On June 9, 2014 and June 12, 2014, the Company sold an aggregate of $100.0 million and $15.0 million, respectively, principal amount of 4.875% Convertible Senior Notes due 2020 (the “2020 Notes”).  The 2020 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on June 1 and December 1 of each year at a rate of 4.875% per annum and will mature on June 1, 2020.  The initial conversion rate for the 2020 Notes will be 103.7613 shares of our common per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $9.64 per share of common stock, subject to adjustment in certain events.  Holders of the 2020 Notes may convert their notes upon the occurrence of specified events.  Upon conversion, the 2020 Notes will be settled in shares of the Company’s common stock.  The Company received net proceeds of approximately $110.4 million from the offering of which $24.0 million was used to repurchase 3.1 million shares of the Company’s common stock under a prepaid forward purchase contract and $39.0 million was used to redeem at par the remaining outstanding principal amount of the 2014 Notes at maturity on November 1, 2014. The remainder of the net proceeds will be used for general corporate purposes.

Key components of the 4.50% convertible senior notes due 2014 consist of the following (in thousands):

	December 31,
	2013	2014
Principal amount of notes	$39,000	$—
Debt discount	(902)	—
Net carrying amount of the 2014 convertible notes	$38,098	$—

	Years Ended December 31,
	2012	2013	2014
Contractual interest expense on the coupon	$4,500	$3,356	$1,463
Amortization of debt discount and debt issuance costs recognized as interest expense	3,468	2,030	1,140
	$7,968	$5,386	$2,603

Key components of the 4.25% convertible senior notes due 2018 consist of the following (in thousands):

	December 31,
	2013	2014
Principal amount of notes	$100,000	$100,000
Net carrying amount of the 2018 convertible notes	$100,000	$100,000

	Years Ended December 31,
	2012		2013	2014
Contractual interest expense	$	―	$1,771	$4,250
Amortization of debt issuance costs recognized as interest expense		—	421	835
	$	―	$2,192	$5,085

Key components of the 4.875% convertible senior notes due 2020 consist of the following (in thousands):

	December 31,
	2013	2014
Principal amount of notes	$—	$115,000
Net carrying amount of the 2020 convertible notes	$—	$115,000

	Years Ended December 31,
	2012		2013	2014
Contractual interest expense	$	―	$—	$3,135
Amortization of debt issuance costs recognized as interest expense		—	—	473
	$	―	$—	$3,608

Note 13—Income Taxes

The Company does not file a consolidated return with its foreign subsidiaries. The Company files federal and state returns and its foreign subsidiaries file returns in their respective jurisdiction.

For the years ended 2012, 2013 and 2014, the provision for income taxes, which included federal, state and foreign income taxes, was an expense of $86.2 million, $2.6 million, and $3.7 million reflecting effective tax provision rates of (462%), (5.1%) and 14.7%, respectively.

For the years ended 2012 and 2013, provision for income taxes includes federal, state and foreign income taxes at effective tax rates of (462%) and (5. l %), respectively. Exclusive of discrete items, the effective tax provision rate would be 34.2% in 2012 and (5.8%) in 2013. The decrease in the effective rate absent discrete items was primarily due to the foreign rate differential between the United States and Hong Kong. The rate exclusive of discrete items can be materially impacted by the proportion of Hong Kong earnings to consolidated earnings.

The 2014 tax expense of $3.7 million included a discrete tax expense of $0.3 million primarily comprised of adjustments from closed tax audits. Absent these discrete tax expenses, the Company’s effective tax rate for 2014 was 13.6%, primarily due to a full valuation allowance on the Company’s Untied States deferred tax assets and the foreign rate differential, and is impacted by the proportion of Hong Kong earnings to overall earnings and is expected to vary depending on the level of consolidated earnings.

For years ended 2013 and 2014, the Company had net deferred tax liabilities of approximately $2.9 million and $2.6 million, respectively, related to foreign jurisdictions.

Provision for income taxes reflected in the accompanying consolidated statements of operations are comprised of the following (in thousands):

	2012	2013	2014
Federal	$97	$(1,862)	$(4)
State and local	307	(390)	287
Foreign	3,467	4,894	3,887
Total Current	3,871	2,642	4,170
APIC	(114)	(160)	(84)
Deferred	82,394	129	(371)
Total	$86,151	$2,611	$3,715

The components of deferred tax assets (liabilities) are as follows (in thousands):

	2013	2014
Net deferred tax assets/(liabilities):
Current:
Reserve for sales allowances and possible losses	$1,378	$1,034
Accrued expenses	6,701	8,231
Prepaid royalties	17,248	16,322
Accrued royalties	5,977	5,029
Inventory	5,566	4,065
State income taxes	(8,817)	(8,206)
Other	1,239	709
Gross current	29,292	27,184
Valuation allowance	(25,339)	(23,826)
Net current	3,953	3,358
Long Term:
Federal and state net operating loss carry forwards	22,730	29,383
Property and equipment	4,447	4,542
Original issue discount interest	(17,328)	(13,561)
Goodwill and intangibles	49,141	43,269
Share based compensation	2,383	2,309
Other	14,683	11,037
Gross long-term	76,056	76,979
Valuation allowance	(83,002)	(82,959)
Net long-term	(6,946)	(5,980)
Total net deferred tax assets/(liabilities)	$(2,993)	$(2,622)

Provision for income taxes varies from the U.S. federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates:

	2012	2013	2014
Federal income tax expense	35.0%	35.0%	35.0%
State income tax expense, net of federal tax effect	5.6	6.2	―
Effect of differences in U.S. and Foreign statutory rates	20.8	4.8	(14.1)
Uncertain tax positions	2.1	0.4	―
Other	(6.4)	4.3	(0.4)
Foreign deemed dividend	(51.8)	(45.3)	―
Foreign tax credit	24.4	21.4	―
Valuation allowance	(491.7)	(31.9)	(5.8)
	(462.0)%	(5.1)%	14.7%

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

The components of income (loss) before provision (benefit) for income taxes are as follows (in thousands):

	2012	2013	2014
Domestic	$(38,674)	$(66,470)	$5,358
Foreign	20,025	15,175	19,866
	$(18,649)	$(51,295)	$25,224

The Company has approximately $240 million of cumulative undistributed earnings of non-U.S. subsidiaries for which U.S. taxes have not been provided as of December 31, 2014. These earnings are intended to be permanently reinvested outside the U.S. If future events necessitate that these earnings should be repatriated to the U.S., an additional tax expense and related liability may be required. The determination of the amount of unrecognized U.S. deferred tax liability for undistributed earnings of non-U.S. subsidiaries is not practicable.

The Company uses a recognition threshold and measurement process for recording in the consolidated financial statements uncertain tax positions (“UTP”) taken or expected to be taken in a tax return.

No new unrecognized tax positions (UTPs) were recognized in 2014. In addition, approximately $44,000 of Federal R&D Credit based UTPs became de-recognized during 2014, due to the closing of an IRS income tax audit. These items were included in the 2014 income tax provision.  During 2013, approximately $0.3 million of the liability for UTP was recognized, and approximately $2.5 million of the liability for UTP was de-recognized.

Current interest on uncertain income tax liabilities is recognized as interest expense and penalties are recognized in selling, general and administrative expenses in the consolidated statement of operations. During 2012, the Company recognized $27,000 of current year interest expense relating to UTPs. During 2013, the Company recognized $120,000 of current year interest expense relating to UTPs.  During 2014, the Company recognized $150,000 of current year interest expense relating to UTPs.

The following table provides further information of UTPs that would affect the effective tax rate, if recognized, as of December 31, 2014 (in millions):

Balance, January 1, 2012	$5.0
Current year additions	0.6
Current year reduction due to lapse of applicable statute of limitations	(0.8)
Balance, December 31, 2012	4.8
Current year additions	0.3
Current year reduction due to lapse of applicable statute of limitations	(2.5)
Balance, December 31, 2013	2.6
Current year additions	—
Current year reduction due to audit settlement	(0.1)
Balance, December 31, 2014	$2.5

Tax years 2012 through 2013 remain subject to examination in the United States and tax years 2008 through 2011 are under examination in California. The tax years 2010 through 2013 are generally still subject to examination in the various states.  The tax years 2008 through 2013 are still subject to examination in Hong Kong. In the normal course of business, the Company is audited by federal, state, and foreign tax authorities. The U.S. Internal Revenue Service is not currently examining any of the tax years. The Company was under examination by various state jurisdictions during 2014.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets by jurisdiction. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2014. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth. The Company is required to establish a valuation allowance for the U.S. deferred tax assets and record a charge to income if Management determines, based upon available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets may not be realized.

For the three-year period ended December 31, 2014, the Company was in a cumulative pre-tax loss position in the U.S. On the basis of this evaluation, as of December 31, 2014, a valuation allowance of $106.8 million has been recorded against the U.S. deferred tax assets that more likely than not will not be realized. The net deferred tax liabilities of $2.6 million represent the net deferred tax liabilities in the foreign jurisdiction, where the Company is in a cumulative income position. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as the Company’s projections for growth.

At December 31, 2014, the Company had U.S. federal net operating loss carryforwards, or "NOLs," of approximately $59 million, which will begin to expire in 2031. At December 31, 2014, the Company's state NOLs were mainly from California. The majority of the approximately $98.3 million of California NOLs will begin to expire in 2031. At December 31, 2014, the Company had foreign tax credit carryforwards of approximately $11.4 million, which will begin to expire in 2022. At December 31, 2014, the Company had federal research and development tax credit carryforwards ("credit carryforwards") of approximately $0.5 million, which will begin to expire in 2029. At December 31, 2014, the Company had state research and development tax credits of approximately $162,000, which carry forward indefinitely. Utilization of certain NOLs and research credit carryforwards may be subject to an annual limitation due to ownership change limitations set forth in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and comparable state income tax laws. Any future annual limitation may result in the expiration of NOLs and credit carryforwards before utilization.

Note 14—Leases

The Company leases office, warehouse and showroom facilities and certain equipment under operating leases. Rent expense for the years ended December 31, 2012, 2013 and 2014 totaled $13.3 million, $14.4 million, and $13.0 million, respectively. Including leases abandoned during 2013 and 2014, and the related party lease discussed in Note 10, the following is a schedule of minimum annual lease payments (in thousands).

2015	$12,764
2016	9,274
2017	7,650
2018	5,264
2019	4,301
Thereafter	15,154
$54,407

Note 15—Common Stock, Preferred Stock and Warrants

The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.  On December 31, 2013 shares issued and outstanding were 22,668,680, and on December 31, 2014, shares issued and outstanding were 22,682,295.

All issuances of common stock, including those issued pursuant to stock option and warrant exercises, restricted stock grants and acquisitions, are issued from the Company’s authorized but not issued and outstanding shares.

In September 2012, the Company entered into the DreamPlay Toys joint venture with NantWorks LLC in which it owns a fifty percent interest. Pursuant to the operating agreement of DreamPlay Toys, the Company paid to NantWorks cash in the amount of $8.0 million and issued NantWorks a warrant to purchase 1.5 million shares of the Company’s common stock at an exercise price of $16.2823 per share at a value of $7.0 million in exchange for the exclusive right to arrange for the provision of the NantWorks platform for toy products.  The fair value of the warrant was estimated using the Black-Scholes method, using assumptions consistent with the application of ASC 505-50, “Equity-Based Payments to Non-Employees”.

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

During 2013, the Company declared a cash dividend of $0.07 per share to shareholders of record as of market close on March 15, 2013 and June 14, 2013. Cash paid for these dividends were approximately $1.5 million and $1.5 million, respectively. In July 2013, the dividend plan was suspended.

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

On June 9, 2014, the Company effectively repurchased 3,112,840 shares of its common stock at an average cost of $7.71 per share for an aggregate amount of $24.0 million pursuant to a prepaid forward share repurchase agreement entered into with Merrill Lynch International (“ML”). These repurchased shares are treated as retired for basic and diluted EPS purposes although they remain legally outstanding. The Company reflects the aggregate purchase price of its common shares repurchased as a reduction to stockholders’ equity allocated to treasury stock. No shares have been delivered to the Company by ML as of December 31, 2014.

No dividend was declared or paid in 2014.

Note 16—Commitments

The Company has entered into various license agreements whereby the Company may use certain characters and intellectual properties in conjunction with its products. Generally, such license agreements provide for royalties to be paid at 1% to 16% of net sales with minimum guarantees and advance payments.

In the event the Company determines that a shortfall in achieving the minimum guarantee is likely, a liability is recorded for the estimated short fall and charged to royalty expense.

Future annual minimum royalty guarantees as of December 31, 2014 are as follows (in thousands):

2015	$40,261
2016	9,823
2017	6,855
2018	982
$57,921

The Company has entered into employment and consulting agreements with certain executives expiring through December 31, 2018. The aggregate future annual minimum guaranteed amounts due under those agreements as of December 31, 2014 are as follows (in thousands):

2015	$6,900
2016	2,390
2017	1,290
2018	1,315
$11,895

Note 17—Share-Based Payments

Under its 2002 Stock Award and Incentive Plan (“the Plan”), which incorporated its Third Amended and Restated 1995 Stock Option Plan, the Company has reserved 6,525,000 shares of its common stock for issuance upon the exercise of options granted under the Plan, as well as for the awarding of other securities. Under the Plan, employees (including officers), non-employee directors and independent consultants may be granted options to purchase shares of common stock and other securities (Note 15). The vesting of these options and other securities may vary, but typically vest on a step-up basis over a maximum period of 4 years.  Restricted shares typically vest in the same manner, with the exception of certain awards vesting over one to two years.  Share-based compensation expense is recognized on a straight-line basis over the requisite service period.

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

During 2013, the Company issued a total of 996,990 shares of restricted stock, of which, 285,543 shares of restricted stock (with performance based vesting measures) were issued to two executive officers and were subsequently forfeited based upon the Company not meeting certain financial targets for the year.  54,227 shares were granted to its non-employee directors. The remaining 657,220 shares of restricted stock were granted to non-executive employees.  The Company cancelled 4,582 shares of restricted stock due to various non-executive employees departing from the Company prior to shares vesting completely.  Also during 2013, certain employees, including an executive officer, surrendered an aggregate of 7,540 shares of restricted stock at a value of less than $0.1 million to cover income taxes on the vesting of shares.  As of December 31, 2013, 721,752 shares of the restricted stock remained unvested, representing a weighted average grant date fair value of $5.0 million.

During 2014, the Company issued a total of 610,143 shares of restricted stock; of which 531,993 shares of restricted stock (with performance based vesting measures) were issued to two executive officers and were subsequently forfeited based upon the Company not meeting certain financial targets for the year. A total of 78,150 shares were granted to its non-employee directors.  The Company cancelled 12,658 shares of restricted stock due to various non-executive employees departing from the Company prior to shares vesting completely. Also during 2014, certain employees, including an executive officer, surrendered an aggregate of 51,877 shares of restricted stock at a value of less than $0.1 million to cover income taxes due on the vesting of restricted shares.  As of December 31, 2014, 568,057 shares of the restricted stock remained unvested, representing a weighted average grant date fair value of $3.7 million.

The following table summarizes the restricted stock award activity, annually, for the years ended December 31, 2012, 2013 and 2014:

	Restricted and Performance Based Stock Awards (RSA)
	Number of Shares	Weighted Average Fair Value

Outstanding, December 31, 2011	142,184	$18.15
Awarded	79,812	$14.32
Released	(79,503)	$18.19
Forfeited	(47,178)	$14.45
Outstanding, December 31, 2012	95,315	$16.75
Awarded	996,990	$8.38
Released	(80,428)	$16.46
Forfeited	(290,125)	$12.61
Outstanding, December 31, 2013	721,752	$6.88
Awarded	610,143	$6.72
Released	(219,187)	$7.99
Forfeited	(544,651)	$6.61
Outstanding, December 31, 2014	568,057	$6.54

As of December 31, 2014, there was $3.1 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.85 years.

The following table summarizes the total share-based compensation expense and related tax benefits recognized (in thousands):

	Year Ended December 31,
	2012	2013	2014

Restricted stock compensation expense	$1,122	$1,085	$1,473
Tax benefit related to restricted stock compensation	$—	$—	$—

Stock Options

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period. During the fiscal period ending December 31, 2014, the Company incurred no expense related to stock options previously awarded.

The Company uses the Black-Scholes method of valuation for share-based option awards. In valuing the stock options, the Black-Scholes model incorporates assumptions about stock volatility, expected term of stock options, and risk free interest rate. The valuation is reduced by an estimate of stock option forfeitures.

As of December 31, 2014, 679,717 shares were available for future grant. Additional shares may become available to the extent that options or shares of restricted stock presently outstanding under the Plan terminate or expire. Stock option activity pursuant to the Plan is summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding, December 31, 2011	182,665	$19.11
Exercised	(7,500)	$13.47
Canceled	(40,521)	$18.45
Outstanding, December 31, 2012	134,644	$19.82
Canceled	(7,500)	$13.39
Outstanding, December 31, 2013	127,144	$20.20
Canceled	(52,144)	$19.50
Outstanding, December 31, 2014	75,000	$20.69

The following characteristics apply to the Plan stock options that are fully vested, or expected to vest, as of December 31, 2014:

Aggregate intrinsic value of options outstanding	$	―
Weighted-average contractual term of options outstanding (in years)		0.25
Number of options currently exercisable		75,000
Weighted-average exercise price of options currently exercisable		$20.69
Aggregate intrinsic value of options currently exercisable	$	―
Weighted-average contractual term of currently exercisable (in years)		0.25

The following table summarizes information about stock options outstanding and exercisable at December 31, 2014:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Option Price	Number	Life	Exercise	Number	Exercise
Range	of Shares	in Years	Price	of Shares	Price
$10.00 - $19.99	37,500	0.50	$19.27	37,500	$19.27
$20.00 - $30.00	37,500	0.00	$22.11	37,500	$22.11

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

At December 31, 2012, 2013 and 2014 the Company had 1,500,000 stock warrants outstanding with an exercise price of $16.28 per share and an expiration date of September 12, 2017.

The Company measures the fair value of the warrants granted on the measurement date. The fair value of the 2012 stock warrant is capitalized as an intangible asset and will be amortized to expense in the consolidated statements of operations when the related product is released and the related net sales are recognized, which commenced in the third quarter of 2013.

Note 18—Employee Benefits Plan

The Company sponsors for its U.S. employees, a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Plan provides that employees may defer up to 50% of their annual compensation subject to annual dollar limitations, and that the Company will make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation.  Company matching contributions, which vest immediately, totaled $2.7 million, $2.1 million, and $1.9 million for the years ending December 31, 2012, 2013 and 2014, respectively.

Note 19—Supplemental Information to Consolidated Statements of Cash Flows

In 2012, an executive officer surrendered an aggregate of 943 shares of restricted stock at a value of $0.1 million to cover his income taxes due on the 2012 vesting of restricted shares granted to him in 2011.  During 2012, certain employees surrendered an aggregate of 13,050 shares of restricted stock at a value of $0.1 million to cover their income taxes due on the 2012 vesting of the restricted shares granted them in 2009, 2010 and 2011.  Additionally, the Company recognized a $0.1 million tax deficiency from the vesting of restricted stock.

In 2013, certain employees – including an executive officer, surrendered an aggregate of 7,540 shares of restricted stock at a value of less than $0.1 million to cover their income taxes due on the 2013 vesting of the restricted shares granted them in 2009, 2010, 2011 and 2012.  Additionally, the Company recognized a $0.2 million tax deficiency from the vesting of restricted stock.

In 2014, certain employees – including an executive officer, surrendered an aggregate of 51,877 shares of restricted stock at a value of less than $0.1 million to cover their income taxes due on the 2014 vesting of the restricted shares granted them in 2013 and prior.  Additionally, the Company recognized a $0.1 million tax deficiency from the vesting of restricted stock.

Note 20—Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for the years 2013 and 2014 are summarized below:

	2013				2014
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Net sales	$78,069	$106,232	$310,894	$137,730	$82,510	$124,172	$349,362	$254,016
Gross profit	$23,379	$2,238	$91,395	$38,767	$23,555	$37,818	$94,737	$79,697
Income (loss) from operations	$(23,845)	$(44,288)	$39,653	$(16,052)	$(14,924)	$(4,819)	$43,812	$7,258
Income (loss) before provision (benefit) for income taxes	$(27,262)	$(47,018)	$36,875	$(13,890)	$(16,789)	$(7,772)	$45,807	$3,978
Net income (loss)	$(27,562)	$(46,873)	$36,597	$(16,068)	$(16,305)	$(9,053)	$44,069	$2,798
Basic earnings (loss) per share	$(1.26)	$(2.14)	$1.67	$(0.73)	$(0.74)	$(0.43)	$2.33	$0.14
Weighted average shares outstanding	21,873	21,920	21,920	22,073	22,003	21,276	18,897	19,570
Diluted earnings (loss) per share	$(1.26)	$(2.14)	$1.11	$(0.73)	$(0.74)	$(0.43)	$1.03	$0.11
Weighted average shares and equivalents outstanding	21,873	21,920	34,283	22,073	22,003	21,276	45,152	44,060

In the second quarter of 2013, the Company experienced poor performance of some of the Company’s products which coupled with advertising commitments, license royalty shortfalls and retailer markdowns due to lower than anticipated sales and sell-through, resulted in significant net losses.

Quarterly and year-to-date computations of income (loss) per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

Note 21 - Litigation

On July 25, 2013, a purported class action lawsuit was filed in the United States District Court for the Central District of California captioned Melot v. JAKKS Pacific, Inc. et al., Case No. CV13-05388 (JAK) against Stephen G. Berman, Joel M. Bennett (collectively the “Individual Defendants”), and the Company (collectively, “Defendants”). On July 30, 2013, a second purported class action lawsuit was filed containing similar allegations against Defendants captioned Dylewicz v. JAKKS Pacific, Inc. et al., Case No. CV13-5487 (OON). The two cases (collectively, the “Class Action”) were consolidated on December 2, 2013 under Case No. CV13-05388 JAK (SSx) and lead plaintiff and lead counsel appointed. On January 17, 2014, Plaintiff filed a consolidated class action complaint (the “First Amended Complaint”) against Defendants which alleged that the Company violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder by making false and/or misleading statements concerning Company financial projections and performance as part of its public filings and earnings calls from July 17, 2012 through July 17, 2013. Specifically, the First Amended Complaint alleged that the Company’s forward looking statements, guidance and other public statements were false and misleading for allegedly failing to disclose (i) certain alleged internal forecasts, (ii) the Company's alleged quarterly practice of laying off and rehiring workers, (iii) the Company's alleged entry into license agreements with guaranteed minimums the Company allegedly knew it was unable to meet; and (iv) allegedly poor performance of the Monsuno and Winx lines of products after their launch. The First Amended Complaint also alleged violations of Section 20(a) of the Exchange Act by Messrs. Berman and Bennett. The First Amended Complaint sought compensatory and other damages in an undisclosed amount as well as attorneys’ fees and pre-judgment and post-judgment interest. The Company filed a motion to dismiss the First Amended Complaint on February 17, 2014, and the motion was granted, with leave to replead. A Second Amended Complaint (“SAC”) was filed on July 8, 2014 and it set forth similar allegations to those in the First Amended Complaint about discrepancies between internal projections and public forecasts and the other allegations except that the claim with respect to guaranteed minimums that the Company allegedly knew it was unable to meet was eliminated. The foregoing is a summary of the pleadings and is subject to the text of the pleadings which are on file with the Court. Briefing was completed with respect to a motion to dismiss the SAC and oral argument was held on October 6, 2014 with respect to that motion. On March 2, 2015, the Court granted that motion and dismissed the complaint without prejudice to Plaintiff filing by March 23, 2015 an amended pleading setting forth an actionable misstatement (the “Dismissal Order”). The Dismissal Order is not a final judgment, and if an amended pleading is filed we cannot assure you as to the outcome of the matter, or that an adverse decision in such action would not have a material adverse effect on our business, financial condition or results of operations.

On February 25, 2014, a shareholder derivative action was filed in the Central District of California by Advanced Advisors, G.P. against the Company, nominally, and against Messrs. Berman, Bennett, Miller, Skala, Glick, Ellin, Almagor, Poulsen and Reilly and Ms. Brodsky (Advanced Partners, G.P., v. Berman, et al., CV14-1420 (DSF)). On March 6, 2014, a second shareholder derivative action alleging largely the same claims against the same defendants was filed in the Central District of California by Louisiana Municipal Police Employees Retirement System (Louisiana Municipal Police Employees Retirement System v. Berman et al., CV14-1670 (GHF). On April 17, 2014, the cases were consolidated under Case No. 2:14-01420-JAK (SSx) (the “Derivative Action”). On April 30, 2014, a consolidated amended complaint (“CAC”) was filed, which alleged (i) a claim for contribution under Sections 10(b) and 21(D) of the Securities Exchange Act related to allegations made in the Class Action; (ii) derivative and direct claims for alleged violations of Section 14 of the Exchange Act and Rule 14a-9 promulgated thereunder related to allegedly misleading statements about Mr. Berman’s compensation plan in the Company’s October 25, 2013 proxy statement; (iii) derivative claims for breaches of fiduciary duty related to the Company’s response to an unsolicited indication of interest from Oaktree Capital, stock repurchase, standstill agreement with the Clinton Group, and decisions related to the NantWorks joint venture; and (iv) claims against Messrs. Berman and Bennett for breach of fiduciary duty related to the Class Action. The CAC seeks compensatory damages, pre-judgment and post-judgment interest, and declaratory and equitable relief. The foregoing is a summary of the CAC and is subject to the text of the CAC, which is on file with the Court. A motion to dismiss the CAC or, in the alternative, to stay the CAC, was filed in May 2014. The Court granted the motion in part and denied the motion in part with leave for plaintiff to file an amended pleading. Plaintiff declined to do so. Accordingly, claims i, ii and iv have been dismissed and only the elements of claim iii not relating to the NantWorks joint venture remain. Thus, there are no surviving claims against Messrs. Poulsen, Reilly and Bennett and Ms. Brodsky and the Court approved the parties’ stipulation to strike their names as defendants in the CAC. Pleadings in response to the CAC were filed on October 30, 2014, which are on file with the Court.  Defendants filed a motion for judgment on the pleadings  and plaintiffs filed a cross motion to amend and filed a protective derivative action in the Superior Court in California (the “Superior Court Action”), the text of which is on file with the Superior Court. The matter was referred to mediation by the Court and, at the mediation, the parties agreed to a settlement in principle of the Derivative Action and the Superior Court Action subject to Court approval. A notice of the settlement in principle was filed with the Court on February 17, 2015.  On March 4, 2015 the Court directed that a stipulation of settlement be filed by March 23, 2015, and that it include a schedule of the steps contemplated in the settlement process.

The Company is a party to, and certain of our property is the subject of, various pending claims and legal proceedings that routinely arise in the ordinary course of our business, but we do not believe that any of these claims or proceedings will have a material effect on our business, financial condition or results of operations.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2012, 2013 and 2014

 Allowances are deducted from the assets to which they apply, except for sales returns and allowances.

	Balance at	Charged to		Balance
	Beginning	Costs and		at End
	of Period	Expenses	Deductions	of Period
	(In thousands)
Year ended December 31, 2012:
Allowance for:
Uncollectible accounts	$3,069	$(351)	$(182)	$2,536
Reserve for potential product obsolescence	8,273	7,902	(6,224)	9,951
Reserve for sales returns and allowances	43,440	42,565	(51,632)	34,373
	$54,782	$50,116	$(58,038)	$46,860
Year ended December 31, 2013:
Allowance for:
Uncollectible accounts	$2,536	$541	$(149)	$2,928
Reserve for potential product obsolescence	9,951	16,257	(16,721)	9,487
Reserve for sales returns and allowances	34,373	37,727	(40,726)	31,374
	$46,860	$54,525	$(57,596)	$43,789
Year ended December 31, 2014:
Allowance for:
Uncollectible accounts	$2,928	$1,545	$(1,209)	$3,264
Reserve for potential product obsolescence	9,487	5,524	(7,134)	7,877
Reserve for sales returns and allowances	31,374	44,741	(51,638)	24,477
	$43,789	$51,810	$(59,981)	$35,618

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report, have concluded that as of December 31, 2014, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in the reports we file or submit with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework  (1992). We believe that, as of December 31, 2014, our internal control over financial reporting was effective based upon those criteria.

Our independent registered public accounting firm has issued a report on our internal control over financial reporting. This report appears below.

Report of the Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JAKKS Pacific, Inc.
Malibu, California

We have audited JAKKS Pacific, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). JAKKS Pacific, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, JAKKS Pacific, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of JAKKS Pacific, Inc. as of December 31, 2013 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Los Angeles, California
March 16, 2015

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Positions with the Company

Stephen G. Berman	50	Chief Executive Officer, President, Secretary and Director
Joel M. Bennett	53	Executive Vice President and Chief Financial Officer
John J. McGrath	49	Chief Operating Officer
Fergus McGovern	49	Director
Michael S. Sitrick	67	Director
Murray L. Skala	68	Director
Peter F. Reilly	50	Director
Rex H. Poulsen	63	Director

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

Michael S. Sitrick has been a director since December 19, 2014. Since November 2009, Mr. Sitrick is the chairman and chief executive officer of Sitrick Brinko LLC, a subsidiary of Resources Connection, Inc (NASDAQ: RECN)., and the successor to Sitrick And Company which he founded in 1989 and was its founder, chairman and chief executive officer until he sold it to Resources Connection, Inc. in 2009, which is a public relations, strategic communications and crisis management company providing advice and counseling to some of the country’s largest corporations, non-profits and governmental agencies, in many areas including mergers and acquisitions, litigation support, corporate positioning and repositioning, developing and implementing strategies to deal with short sellers, executive transitions and government investigations. Prior thereto he was an executive and Senior Vice President – Communications for Wickes Companies, Inc. (from 1981to1989), head of Communications and Government Affairs for National Can Corporation (from 1974 to 1981) and Group Supervisor at Selz, Seabolt and Associates before that. Prior thereto Mr. Sitrick was Assistant Director of Public Information in the Richard J. Daley administration in Chicago and worked as a reporter. Mr. Sitrick is a published author, frequent lecturer, a former board member at two public companies (both of which were sold) and a current and former board member of several charitable organizations. He holds a B.S. degree in Business Administration and a major in Journalism from the University of Maryland, College Park.

Fergus McGovern has been a director since December 19, 2014. Mr. McGovern has over 30 years of experience in the video game and toy industry and has launched with his publishers over 239 individual game franchises and has over 1,500 games released, including partnering with JAKKS on its very successful Plug ‘n Play line of toys. Since October 2010 he has been the Managing Director of Probe Entertainment Limited, a similar named company he co-founded in 1984 and sold to Acclaim Entertainment, Inc. in 1995, and he continued working at Acclaim as a Senior Vice President until the end of 1999 at which time he founded HotGen and served as its Managing Director until his departure in August 2010. Mr. McGovern is a resident of the U.K., a member of the British Academy of Film & Television Arts and holder of the Freedom of the City of London.

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

Rex H. Poulsen has been a director since December 26, 2012. Mr. Poulsen is currently a partner in the Glendale, California office of Hutchinson and Bloodgood LLP, a regional certified public accounting and consulting firm registered with the PCAOB.  Mr. Poulsen has been continuously licensed as a Certified Public Accountant since 1974, and has spent most of his career with public accounting firms as an independent auditor of both private and publicly-held companies.  Mr. Poulsen also has extensive experience in assisting companies in the areas of due diligence, valuation, and other services related to the purchase and sale of businesses, as well as providing services in connection with litigation matters including forensic accounting  assignments and expert witness testimony.   Mr. Poulsen received a Bachelor of Science degree in Accounting from Weber State University in 1973, and is a member of the American Institute of Certified Public Accountants.

A majority of our directors are “independent,” as defined under the rules of Nasdaq. Such independent directors are Messrs. McGovern, Sitrick, Reilly and Poulsen. Our directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Our officers are elected annually by our Board of Directors and serve at its discretion.  None of our current independent directors have served as such for more than the past five years and were initially selected for their experience as businessmen (McGovern, Sitrick and Reilly); for financial expertise (Reilly and Poulen); for industry experience (McGovern); and for public relations and crisis management experience (Sitrick). We believe that our board is best served by benefiting from this blend of business and financial expertise and experience. Our remaining directors consist of our chief executive officer who brings management’s perspective to the board’s deliberations and, our longest serving director (Skala), who, as an attorney with many years experience advising businesses, is able to provide guidance to the board from a legal perspective.

Committees of the Board of Directors

We have an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee.   The primary functions of the Audit Committee are to select or to recommend to our Board the selection of outside auditors; to monitor our relationships with our outside auditors and their interaction with our management in order to ensure their independence and objectivity; to review, and to assess the scope and quality of, our outside auditor’s services, including the audit of our annual financial statements; to review our financial management and accounting procedures; to review our financial statements with our management and outside auditors; and to review the adequacy of our system of internal accounting controls. Messrs. Sitrick, Reilly, and Poulsen are the current members of the Audit Committee and are each “independent” (as that term is defined in NASD Rule 4200(a)(14)), and are each able to read and understand fundamental financial statements. Mr. Poulsen, our audit committee financial expert, is the Chairman of the Audit Committee and possesses the financial expertise required under Rule 401(h) of Regulation S-K of the Act and NASD Rule 4350(d)(2). He is further “independent”, as that term is defined under Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. We will, in the future, continue to have (i) an Audit Committee of at least three members comprised solely of independent directors, each of whom will be able to read and understand fundamental financial statements (or will become able to do so within a reasonable period of time after his or her appointment); and (ii) at least one member of the Audit Committee that will possess the financial expertise required under NASD Rule 4350(d)(2). Our Board has adopted a written charter for the Audit Committee and the Audit Committee reviews and reassesses the adequacy of that charter on an annual basis.  The full text of the charter is available on our website at www.jakks.com.

Compensation Committee.    The functions of the Compensation Committee are to make recommendations to the Board regarding compensation of management employees and to administer plans and programs relating to employee benefits, incentives, compensation and awards under our 2002 Stock Award and Incentive Plan (the “2002 Plan”). Messrs. McGovern (Chairman) and Sitrick are the current members of the Compensation Committee. The Board has determined that each of them is “independent,” as defined under the applicable rules of Nasdaq.

Nominating and Corporate Governance Committee.    The functions of the Nominating and Corporate Governance Committee are to develop our corporate governance system and to review proposed new members of our board of directors, including those recommended by our stockholders. Messrs. Poulsen (Chairman) and McGovern are the current members of our Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates pursuant to a written charter adopted by the Board. The full text of the charter is available on our website at www.jakks.com. The Board has determined that each member of this Committee is “independent,” as defined under the applicable rules of Nasdaq.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during 2014 and Forms 5 and amendments thereto furnished to us with respect to 2014, all other Forms 3, 4 and 5 required to be filed during 2014 by our directors and executive officers were done so on a timely basis.

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

While the Compensation Committee does not establish target performance levels for our chief financial officer, it does consider similar factors when determining such officer’s bonus. We entered into a new employment agreement with Mr. Bennett dated October 21, 2011. The agreement authorizes our Compensation Committee and Board of Directors to award an annual bonus to Mr. Bennett in an amount as the Committee or Board determines in its discretion. On February 18, 2014, we entered into a Continuation and Extension of Term of Employment Agreement with respect to Mr. Joel M. Bennett’s Employment Agreement dated October 21, 2011 such that it is deemed to have been renewed and continued from January 1, 2014 without interruption and it was extended through December 31, 2015.

The current employment agreements with our named executive officers also gives the Compensation Committee the authority to award additional compensation to each of them as it determines in its sole discretion based upon criteria it establishes.

The Compensation Committee also annually reviews the overall compensation of our named executive officers for the purpose of determining whether discretionary bonuses should be granted. In 2014, FWC presented a report to the Compensation Committee comparing our performance, size and executive compensation levels to those of peer group companies. FWC also reviewed with the Compensation Committee the base salaries, annual bonuses, total cash compensation, long-term compensation and total compensation of our senior executive officers relative to those companies. The performance comparison presented to the Compensation Committee each year includes a comparison of our total shareholder return, earnings per share growth, sales, net income (and one-year growth of both measures) to the peer group companies. The Compensation Committee reviews this information along with details about the components of each named executive officer’s compensation.

Peer Group

One of the factors considered by the Compensation Committee is the relative performance and the compensation of executives of peer group companies. The peer group is comprised of a group of the companies selected in conjunction with FWC that we believe provides relevant comparative information, as these companies represent a cross-section of publicly-traded companies with product lines and businesses similar to our own throughout the comparison period.  The composition of the peer group is reviewed annually and companies are added or removed from the group as circumstances warrant. For the last fiscal year, the peer group companies utilized for executive compensation analysis, which remained the same as in the previous year were:

●	Activision Blizzard, Inc.
●	Electronic Arts, Inc.
●	Hasbro, Inc.
●	Leapfrog Enterprises, Inc.
●	Mattel, Inc.
●	Kid Brands, Inc.
●	Take-Two Interactive, Inc.

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

Base Salary

Mr. Berman received compensation in 2012 pursuant to the terms of his employment agreement; Mr. McGrath became an executive officer on August 23, 2011 pursuant to the terms of an amendment to his employment agreement and Mr. Bennett entered into a new employment agreement on October 21, 2011 which was extended in 2014.  As discussed in greater detail below, the employment agreement for Mr. Berman was to expire on December 31, 2010 and Mr. Bennett’s employment agreement expired on December 31, 2013.  Effective November 11, 2010, Mr. Berman entered into an amended and restated employment agreement. Pursuant to the terms of their employment agreements as in effect on December 31, 2013, Messrs. Berman, McGrath, and Bennett each receive a base salary which is increased automatically each year by $25,000 for Mr. Berman and $15,000 for each of Messrs. McGrath and Bennett pursuant to the terms of their respective employment agreements. Mr. Bennett’s extended employment agreement, which now expires in 2015, does not provide for automatic annual increases in base salary.  Any further increase in base salary, as the case may be, is determined by the Compensation Committee based on a combination of two factors. The first factor is the Compensation Committee’s evaluation of the salaries paid in peer group companies to executives with similar responsibilities. The second factor is the Compensation Committee’s evaluation of the executive’s unique role, job performance and other circumstances. Evaluating both of these factors allows us to offer a competitive total compensation value to each individual named executive officer taking into account the unique attributes of, and circumstances relating to, each individual, as well as marketplace factors. This approach has allowed us to continue to meet our objective of offering a competitive total compensation value and attracting and retaining key personnel. Based on its review of these factors, the Compensation Committee determined not to increase the base salary of each of Messrs. Berman, McGrath and Bennett above the contractually required minimum increase in 2014 as unnecessary to maintain our competitive total compensation position in the marketplace.

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

The employment agreements as in effect on January 1, 2014 for Messrs. Berman and McGrath provided for an incentive cash bonus award based on a percentage of each participant’s base salary if the performance goals set by the Compensation Committee are met for that year.  The employment agreements mandated that the specific criteria to be used is growth in earnings per share and the Compensation Committee sets the various target thresholds to be met to earn increasing amounts of the bonus up to a maximum of 200% of base salary for Mr. Berman and 125% for Mr. McGrath, although the Compensation Committee has the ability to increase the maximum in its discretion.   Commencing in 2012, the Compensation Committee is required to meet to establish criteria for earning the annual performance bonus (and with respect to Mr. Berman, any additional annual performance bonus) during the first quarter of the year.

The employment agreements as in effect on January 1, 2014 for Messrs. Berman, McGrath and Bennett contemplate that the Compensation Committee may grant discretionary bonuses in situations where, in its sole judgment, it believes they are warranted.  The Compensation Committee approaches this aspect of the particular executive’s compensation package by looking at the other components of the executive’s aggregate compensation and then evaluating if any additional compensation is appropriate to meet our compensation goals.  As part of this review, the Compensation Committee, with significant input from FWC, collects information about the total compensation packages in our peer group and various indicia of performance by the peer group such as sales, one-year sales growth, net income, one-year net income growth, market capitalization, size of companies, one- and three-year stockholder returns, etc. and then compares such data to our corresponding performance data.  Based upon our philosophy of executive compensation described above, in light of the Company’s turn-around and success in 2014, the Compensation Committee, after not approving any discretionary bonuses in 2012 and 2013, approved discretionary bonuses for 2014 to Messrs. Berman, McGrath and Bennett in the amounts of $417,250, $31,550 and $207,000, respectively.

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

Mr. Berman’s 2010 amended and restated employment provides for annual grants of $500,000 of restricted stock which vest in equal annual installments through January 1, 2017, which is one year following the life of the agreement, subject to meeting the 3% vesting condition, as defined in the agreement.  As described in greater detail below, pursuant to the 2012 amendment, commencing in 2013, this bonus changed to $3,500,000 of restricted stock to be earned based upon performance targets established by the Compensation Committee during the first quarter of each year. Mr. McGrath’s amended employment agreement provides for annual grants of $75,000 of restricted stock which vests in equal installments over three years subject to meeting certain EPS milestones.  The Company did not meet the vesting requirements contained in either employment agreement for 2014 so both of Messrs. Berman and McGrath forfeited their stock awards for 2014.  As explained in greater detail below (see “Employment Agreements and Termination of Employment Arrangements”), Mr. Berman’s employment agreement also provides for an annual performance bonus.  The specific criteria for determining such bonus is contained in the employment agreement for 2010 and 2011.  Commencing in 2012, the criteria for earning such bonus are to be established by the Compensation Committee.  This bonus, if earned, is payable partially in cash and partially in shares of restricted common stock.  Mr. Berman’s agreement also provides for an additional annual performance bonus, payable solely in shares of restricted stock, which can be earned by Mr. Berman if the Company’s performance meets certain criteria to be established by the Compensation Committee during the first quarter of each year.

After a review of all of the factors discussed above, the Compensation Committee determined that, in keeping with our compensation objectives, and in light of the discretionary bonus already approved, Mr. Berman was not awarded a long term bonus for 2014.

Other Benefits and Perquisites

Our executive officers participate in the health and dental coverage, life insurance, paid vacation and holidays, 401(k) retirement savings plans and other programs that are generally available to all of the Company’s employees.

The provision of any additional perquisites to each of the named executive officers is subject to review by the Compensation Committee.  Historically, these perquisites include payment of an automobile allowance and matching contributions to a 401(k) defined contribution plan.  In 2014, the named executive officers were granted the following perquisites:  automobile allowance and 401(k) plan matching contribution.  We value perquisites at their incremental cost to us in accordance with SEC regulations.

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

Impact of Shareholder Advisory Vote

At our 2014 annual meeting, our shareholders approved our current executive compensation with over 63% of all shares actually voting on the issue (over 38% of all outstanding shares whether or not voting) affirmatively giving their approval.  Accordingly, we believe that this vote ratifies our executive compensation philosophy and policies, as currently adopted and implemented, and we intend to continue such philosophy and policies.

Compensation Committee Report

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis (the “CD&A”) for the year ended December 31, 2014. In reliance on the reviews and discussions referred to above, the compensation committee recommended to the board, and the board has approved, that the CD&A be furnished in the annual report on Form 10-K for the year ended December 31, 2014.

By the Compensation Committee of the Board of Directors:

Fergus McGovern, Chairman
Michael S. Sitrick, Member

Summary Compensation Table– 2012-2014

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Stephen G. Berman	2014	1,215,000	1,450,000	―	―	―	―	30,000	2,695,000
Chief Executive Officer,	2013	1,190,000	―	―	—	—	—	30,750	1,220,750
President and Secretary	2012	1,165,000	―	―	—	—	—	30,500	1,195,500

John J. McGrath	2014	645,000	425,000	―	―	―	―	26,400	1,096,400
Chief Operating Officer	2013	630,000	—	―	—	—	—	27,150	657,150
	2012	615,000	—	―	—	―	―	26,900	641,900

Joel M. Bennett	2014	460,000	207,000	―	―	―	―	24,000	691,000
Executive Vice President	2013	450,000	―	—	—	—	—	24,750	474,750
and Chief Financial Officer	2012	435,000	―	—	—	—	—	24,500	459,500

(1)
Represents automobile allowances paid in the amount of $18,000, $14,400 and $12,000 to each of Messrs. Berman, McGrath, and Bennett, respectively, for 2012, 2013 and 2014; amount also includes matching contributions made by us to the Named Officer’s 401(k) defined contribution plan in the amount of $12,500, $12,750, and $12,000, respectively, for 2012, 2013 and 2014, for each of Messrs. Berman, McGrath and Bennett. See “Employee Pension Plan.”

The following table sets forth certain information regarding all equity-based compensation awards outstanding as of December 31, 2014 by the Named Officers:

Outstanding Equity Awards At Fiscal Year-end

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Stephen G. Berman	—	—	—	—	—	7,660	$52,100	—	—

John J. McGrath	—	—	—	—	—	—	—	—	—

Joel M. Bennett	—	—	—	—	—	—	—	—	—

(1)	The product of (x) $6.80 (the closing sale price of the common stock on December 31, 2014) multiplied by (y) the number of unvested restricted shares outstanding.

The following table sets forth certain information regarding amount realized upon the vesting and exercise of any equity-based compensation awards during 2014 by the Named Officers:

Options Exercises And Stock Vested-2014

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Stephen G. Berman	—	—	—	—

John J. McGrath	—	—	—	—

Joel M. Bennett	—	—	—	—

Potential Payments upon Termination or Change in Control

The following tables describe potential payments and other benefits that would have been received by each Named Officer at, following or in connection with any termination, including, without limitation, resignation, severance, retirement or a constructive termination of such Named Officer, or a change in control of our Company or a change in such Named Officer’s responsibilities on December 31, 2014.  The potential payments listed below assume that there is no earned but unpaid base salary at December 31, 2014.

Stephen G. Berman

	Upon Retirement		Quits For “Good Reason” (2)	Upon Death		Upon “Disability” (3)		Termination Without “Cause”	Termination For “Cause” (4)		Involuntary Termination In Connection with Change of Control(5)
Base Salary	$	―	$4,860,000	$	―	$	―	$4,860,000	$	―	$6,681,209	(6)
Restricted Stock - Performance-Based		―	―		―		―	―		―	―
Annual Cash Incentive Award (1)		―	―		―		―	―		―	―

(1) Assumes that if the Named Officer is terminated on December 31, 2014, they were employed through the end of the incentive period.

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

(6)  Under the terms of Mr. Berman’s employment agreement (see “ - Employment Agreements”), if a change of control occurs and within two years thereafter Mr. Berman is terminated without “Cause” or quits for “Good Reason”, then he has the right to receive a payment equal to 2.99 times his then current base amount as defined in the Code (which was $2,234,518 in 2014).

John J. McGrath

	Upon Retirement		Quits For “Good Reason” (2)	Upon Death		Upon “Disability” (3)		Termination Without “Cause”	Termination For “Cause” (4)		Involuntary Termination In Connection with Change of Control(5)
Base Salary	$	―	$1,290,000	$	―	$	―	$1,290,000	$	―	$1,290,000	(6)
Restricted Stock - Performance-Based		―	―		―		―	―		―	―
Annual Cash Incentive Award (1)		―	―		―		―	―		―	―

(1) Assumes that if the Named Officer is terminated on December 31, 2014, they were employed through the end of the incentive period.

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

Joel M. Bennett

	Upon Retirement		Quits For “Good Reason” (2)	Upon Death		Upon “Disability” (3)		Termination Without “Cause”	Termination For “Cause” (4)		Involuntary Termination In Connection with Change of Control(5)
Base Salary	$	―	$920,000	$	―	$	―	$920,000	$	―	$920,000	(6)
Restricted Stock - Performance-Based		―	―		―		―	―		―	―
Annual Cash Incentive Award (1)		―	―		―		―	―		―	―

(1) Assumes that if the Named Officer is terminated on December 31, 2014, they were employed through the end of the incentive period.

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

(5) Section 280G of the Code disallows a company’s tax deduction for what are defined as “excess parachute payments” and Section 4999 of the Code imposes a 20% excise tax on any person who receives excess parachute payments.  As discussed above, Mr. Bennett is entitled to certain payments upon termination of his employment, including termination following a change in control of our Company.  Under the terms of his employment agreement (see “Employment Agreements”), Mr. Bennett is not entitled to any payments that would be an excess parachute payment, and such payments are to be reduced by the least amount necessary to avoid the excise tax.  Accordingly, our tax deduction would not be disallowed under Section 280G of the Code, and no excise tax would be imposed under Section 4999 of the Code.

(6) Under the terms of Mr. Bennett’s employment agreement (see “Employment Agreements”), if a change of control occurs and within two years thereafter Mr. Bennett is terminated without “Cause” or quits for “Good Reason”, then he has the right to receive a payment equal to the greater of two times his then current base salary or the payments due for the remainder of the term of his employment agreement.

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

In December 2009, our board of directors, after consulting with FWC, changed the compensation package  for non-employee directors as of January 1, 2010 by (i) increasing the annual cash stipend to $75,000, (ii) eliminating meeting fees for attendance at both board and committee meetings, (iii) increasing the annual fees paid to committee chairs and the members of the audit committee, (iv) decreasing by $25,000 the value of the annual grant of restricted shares of our common stock to $100,000 and (v) imposing minimum share holding requirements.  Specifically, the chair of the audit committee receives an annual fee of $30,000, each member of the audit committee receives a $15,000 annual fee (including the chair), the chair of the compensation committee and the nominating and governance committee each receives an annual fee of $15,000 and each member of such committees (including the chair) receives an annual fee of $10,000.  Newly-elected non-employee directors will receive a portion of the foregoing annual consideration, prorated according to the portion of the year in which they serve in such capacity.

In February 2010 our board determined the terms for the minimum share holding requirements.  Pursuant to the new minimum share holding requirements, each director will be required to hold shares with a value equal to at least two times the average annual cash stipend paid to the director during the prior two calendar years.  In determining the value of a director’s share holdings, each option, whether or not in the money, will count as ½ share.  To illustrate:  if an average director wishes to sell shares in 2015, he will have to hold shares with a market value of at least $208,000 prior to and following any sale of shares calculated as of the date of the sale, such $208,000 minimum calculated by taking the average cash stipend of $104,000 paid during the prior two years multiplied by two.

The following table sets forth the compensation we paid to our non-employee directors for our fiscal year ended December 31, 2014:

Director Compensation

Name		Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert E. Glick	(1)	2014	125,000	105,034	(2)	—	—	—	—	230,034
Michael G. Miller	(1)	2014	100,000	105,034	(2)	—	—	—	—	205,034
Murray L. Skala		2014	75,000	105,034	(2)	—	—	—	—	180,034
Peter F. Reilly		2014	90,000	105,034	(2)	—	—	—	—	195,034
Rex H. Poulsen		2014	130,000	105,034	(2)	—	—	—	—	235,034
Fergus McGovern	(3)	2014	—	—		—	—	—	—	—
Michael S. Sitrick	(3)	2014	—	—		—	—	—	—	—

(1) Messrs. Glick and Miller declined to be renominated at the 2014 annual meeting for personal reasons.

(2) The value of the shares was determined by taking the product of (a) 15,630 shares of restricted stock multiplied by (b) $6.72, the last sales price of our common stock on December 31, 2013, as reported by Nasdaq, the date prior to the date the shares were granted, all of which shares vested on January 1, 2015.

(3) Messrs. McGovern and Sitrick were appointed to the board on 12/19/2014, Except in unusual circumstances, directors receive compensation commencing in the January following their election.

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

On October 19, 2011, we clarified our employment agreement with Mr. Berman and entered into a letter amendment dated October 20, 2011. The clarification corrects and clarifies certain cross references relating to Mr. Berman’s entitlement to severance upon a qualifying termination following a change of control (as defined in his employment agreement). It also clarifies that a material change in the nature and/or scope of the duties, obligations, rights or powers of his employment under the agreement would be deemed to include his ceasing to be the Chief Executive Officer and President of a publicly traded company (one of the standards for determining whether Mr. Berman has “good reason” to terminate his employment under his employment agreement), and further provides that Mr. Berman's post-change of control severance benefits shall be payable upon a qualifying termination of employment within a two year period following a change of control (the agreement originally provided for a one year period).

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

The following description modifies and supersedes, to the extent inconsistent with, the disclosure in the preceding paragraphs. The term of Mr. Berman’s employment agreement has been extended to December 31, 2018 and provides (i) that commencing on January 1, 2013 the amount of the annual restricted stock award shall increase to up to $3.5M, with the vesting of each annual grant to be determined by the Compensation Committee based upon performance criteria it establishes during the first quarter of the year of grant; (ii) commencing with 2013 Mr. Berman can earn an annual performance bonus described below. Part of the annual performance bonus in an amount not exceeding 300% of that year’s base salary can be earned based upon financial and non-financial factors determined annually by the Compensation Committee during the first quarter of each year. The other part of the additional annual performance bonus can be earned in an amount equal to one-half of the cash distributions we receive from DreamPlay LLC, subject to satisfaction of the following three conditions: (1) we have positive net income after deducting the aggregate annual performance bonus, (2) the aggregate annual performance bonus cannot exceed 2.9% of our net income for such year except that if our net income exceeds $385,000 for the year the percentage limitation shall be reduced to 1% and if our net income for the year exceeds $770,000 the percentage limitation is reduced to 0.5% and (3) we have received an aggregate of at least $15 million of net income from DreamPlay Toys LLC and DreamPlay LLC. The amendment also provides (i) that the portion of the annual performance bonus up to an amount equal to 200% of that year’s base salary shall be paid in cash, and any excess over 200% of such base salary shall be paid in shares of restricted stock vesting in equal quarterly installments with the initial installment vesting upon grant and the balance over three years following the award date; (ii) for a life insurance policy of $5 million or such lesser amount we can obtain for an annual premium of up to $10,000; (iii) for the reimbursement of legal fees in negotiating this amendment of up to $25,000, (iv) that the full amount of the payments and benefits payable in the event of a Change in Control (as defined in the employment agreement) shall be paid, even if it triggers an excise tax imposed by the tax code if the net after-tax amount would still be greater than reducing the total payments and benefits to avoid such excise tax, and (vi) the term “Good Reason Event” has been expanded to include a change in the composition of our board of directors where the majority of the directors were not in office on September 15, 2012.  This provision would have been triggered if management’s slate of nominee directors at our 2014 Annual Meeting were elected so prior to such Meeting, Mr. Berman waived such provision of his employment agreement with respect to the slate of nominees at such Meeting.

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

Employee Benefits Plan

We sponsor for our U.S. employees (including the Named Officers), a defined contribution plan under Section 401(k) of the Internal Revenue Code.  The Plan provided that employees may defer up to 50% of their annual compensation subject to annual dollar limitations, and that we will make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation.  Company matching contributions, which vest immediately, totaled $2.7 million, $2.1 million and $2.1 million for 2012, 2013 and 2014, respectively.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 13, 2015 with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each Named Officer, and (4) all our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)(2)	Amount and Nature of Beneficial Ownership (3)(5)		Percent of Outstanding Shares(4)
Dr. Patrick Soon-Shiong	5,927,467	(5)	24.9
Southpaw Asset Management LP	2,207,863	(6)	9.0
Dimensional Fund Advisors LP	1,725,969	(7)	7.7
Black Rock, Inc.	1,249,563	(8)	5.6
Franklin Resources, Inc.	2,311,430	(9)	10.4
Wolverine Asset Management, LLC	1,730,155	(10)	7.2
Pine River Capital Management L.P.	1,649,382	(11)	7.4
Citadel Advisors LLC	1,281,302(	12)	5.8
Geode Capital Management, LLC	1,624,355	(13)	7.3
Whitebox Advisors, LLC	1,336,112	(14)	5.7
Stephen G. Berman	653,817	(15)	2.9
Fergus McGovern	49,771	(16)	*
Michael S. Sitrick	14,771	(17)	*
Murray L. Skala	90,599	(18)	*
Joel M. Bennett	37,866		*
John J. McGrath	26,253	(19)	*
Peter F. Reilly	40,649	(20)	*
Rex H. Poulsen	37,144	(21)	*
All directors and executive officers as a group (8 persons)	950,870	(22)	4.3%
______________
*	Less than 1% of our outstanding shares.

(1)	Unless otherwise indicated, such person’s address is c/o JAKKS Pacific, Inc., 22619 Pacific Coast Highway, Malibu, California 90265.

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

(3)	Except as otherwise indicated, exercises sole voting power and sole investment power with respect to such shares.

(4)	Does not include any shares of common stock issuable upon the conversion of $100.0 million of our 4.25% convertible senior notes due 2018, initially convertible at the rate of 114.3674 shares of common stock per $1,000 principal amount at issuance of the notes (but subject to adjustment under certain circumstances as described in the notes) nor any shares of common stock issuable upon the conversion of $115.0 million of our 4.875% convertible senior notes due 2020, initially convertible at the rate of 103.7613 shares of common stock per $1,000 principal amount at issuance of the notes (but subject to adjustment under certain circumstances as described in the notes). Does include 3,112,840 shares of common stock repurchased by the Company under a prepaid forward purchase contract under which no shares have been returned to the Company.

(5)	The address of Dr. Patrick Soon-Shiong is 10182 Culver Blvd., Culver City, CA 90232. Includes 1,500,000 shares underlying a warrant owned by an affiliate. Except for 239,622 shares, and the shares underlying the warrant, all of the shares are owned jointly with California Capital Z, LLC. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13D/A filed on July 22, 2013.

(6)	The address of Southpaw Asset Management LP is 2 Greenwich Office Park, Greenwich, CT 06831. Possesses joint voting and dispositive power with respect to all of such shares and all of the reported shares underlie presently convertible notes. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed on February 17, 2015.

(7)	The address of Dimensional Fund Advisors LP (formerly known as Dimensional Fund Advisors, Inc.) is Building One, 6300 Bee Cove Road, Austin, TX 78746. Possesses sole voting power over 1,712,574 shares and sole dispositive power over 1,725,969 shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on February 5, 2015.

(8)	The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10022. Possesses sole voting power over 1,217,130 shares and sole dispositive power over 1,249,563 shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on February 3, 2015.

(9)	The address of Franklin Resources, Inc. is One Franklin Parkway, San Mateo, CA 94403. Sole voting and dispositive power is held by Franklin Templeton Investments Corp. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed on February 4, 2015.

(10)	The address of Wolverine Asset Management, LLC is175 West Jackson Blvd., Suite 340, Chicago Illinois 60604 . Possesses joint voting and dispositive power with respect to 1,684,907 of such shares (the balance is held jointly by other related parties) and all which shares underlie presently convertible notes. An additional 44,200 shares underlie options. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed on August 12, 2013.

(11)	The address of Pine River Capital Management L.P. is 601 Carlson Pkwy, Suite 330, Minnetonka, MN 55305; Attn: Brian Taylor. Possesses joint voting and dispositive power with respect to all of such shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed on February 2, 2015.

(12)	The address of Citadel Advisors, LLC is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603. Possesses joint voting and dispositive power with respect to 1,281,302 of such shares (the balance is held jointly by other related parties). All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed on February 17, 2015.

(13)	The address of Geode Capital Management, LLC is One Post Office Square, 20th Floor, Boston, MA 02109. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed on February 12, 2015.

(14)	The address of Whitebox Advisors, LLC is 3033 Excelsior Boulevard, Suite 300, Minneapolis, MN 55416. Possesses joint voting and dispositive power with respect to all of such shares and all of the reported shares underlie presently convertible notes. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed on February 12, 2015

(15)	Includes 514,706 shares of common stock issued on January 1, 2015 pursuant to the terms of Mr. Berman’s January 1, 2003 Employment Agreement (as last amended on September 21, 2012), which shares are further subject to the terms of our January 1, 2015 Restricted Stock Award Agreement with Mr. Berman (the “Berman Agreement”). The Berman Agreement provides that Mr. Berman will forfeit his rights to all 514,706 shares unless certain conditions precedent are met prior to January 1, 2015, as described in the Berman Agreement, whereupon the forfeited shares will become authorized but unissued shares of our common stock. Also includes 18,238 shares granted on February 11, 2011 representing the stock component of his 2010 performance bonus which vest in seven tranches over six years, with each of the first six tranches equal to 14.5% of the total grant, and a seventh tranche equal to 13% of the total grant. The initial tranche vested on February 11, 2011 with each succeeding tranche vesting on January 1 of each year commencing with January 1, 2012 with the final tranche vesting on January 1, 2017. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(16)	Consists of 49,771 shares of Common Stock of which 14,771 were issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which such 14,771shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2016. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(17)	Consists of 14,771 shares of Common Stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which all of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2016. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(18)	Includes 7,500 shares which Mr. Skala may purchase upon the exercise of certain stock options and 83,099 shares of Common Stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 14,771 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2016. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(19)	Includes 11,028 shares of common stock issued on January 1, 2015 pursuant to the terms of Mr. McGrath’s March 4, 2010 Employment Agreement (as amended on August 23, 2011), which shares are further subject to the terms of our January 1, 2015 Restricted Stock Award Agreement with Mr. McGrath (the “McGrath Agreement”). The McGrath Agreement provides that Mr. McGrath will forfeit his rights to all 11,028 shares unless certain conditions precedent are met prior to January 1, 2016, as described in the McGrath Agreement, whereupon the forfeited shares will become authorized but unissued shares of our common stock. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(20)	Consists of 25,878 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 15,630 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2016. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(21)	Consists of 37,144 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 14,771 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2016. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(22)	Includes an aggregate of 7,500 shares which the directors and executive officers may purchase upon the exercise of certain stock options.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

(a)  Transactions with Related Persons

One of our directors, Murray L. Skala, is a partner in the law firm of Feder Kaszovitz LLP, which has performed, and is expected to continue to perform, legal services for us. In 2013 and 2014, we incurred approximately $3.0 million and $2.4 million, respectively, for legal fees and reimbursable expenses payable to that firm. As of December 31, 2013 and 2014, legal fees and reimbursable expenses of $0.6 million and $ 0.6 million, respectively, were payable to this law firm.

The owner of Nantworks, our DreamPlay Toys joint venture partner, beneficially owns 24.9% of the Company’s outstanding common stock, which includes 1.5 million shares underlying out-of-the-money warrants. Pursuant to the joint venture agreements, the Company is obligated to pay Nantworks a preferred return on joint venture sales.

For the years ended and as of December 31, 2013 and 2014 preferred returns of $188,000 and $821,939, respectively, were earned and payable to Nantworks. As of December 31, 2013 and 2014, the Company has a receivable from Nantworks in the amount of $0.6 million and $0.6 million, respectively. In addition, the Company commenced leasing office space from Nantworks in 2013.  The lease expires on January 31, 2016.  Rent expense, including common area maintenance and parking, for the year ended December 31, 2013 and 2014 was $0.8 million and $1.3 million, respectively.

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

The following are the fees of BDO USA, LLP, our principal accountant, for the two years ended December 31, 2014, for services rendered in connection with the audit for those respective years (all of which have been pre-approved by the Audit Committee):

	2013	2014
Audit Fees	$1,188,804	$1,177,521
Audit Related Fees	23,057	24,307
Tax Fees	—	355
All Other Fees	—	—
	$1,211,861	$1,202,183

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements (included in Item 8):

●	Reports of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2013 and 2014

●	Consolidated Statements of Operations for the years ended December 31, 2012, 2013 and 2014

●	Consolidated Statements of Other Comprehensive Income (Loss) for the years ended December 31, 2012, 2013 and 2014

●	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2013 and 2014

●	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2013 and 2014

●	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules (included in Item 8):

●	Schedule II — Valuation and Qualifying Accounts

(3)	Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated By-Laws of the Company (2)
4.1	Indenture dated July 24, 2013 by and between the Registrant and Wells Fargo Bank, N.A (3)
4.2	Form of 4.25% Senior Convertible Note (3)
4.3	Credit Agreement dated as of March 27, 2014 by and among Registrant and its US wholly-owned subsidiaries and General Electric Capital Corporation (10)
4.4	Revolving Loan Note dated March 27, 2014 by Registrant and its US wholly-owned subsidiaries in favor of General Electric Capital Corporation (10)
4.5	Indenture dated June 9, 2014 by and between the Registrant and Wells Fargo Bank, N.A (19)
4.6	Form of 4.875% Senior Convertible Note (19)
10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.2.1	2008 Amendment to 2002 Stock Award and Incentive Plan (9)
10.4.1	Second Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of November 11, 2010 (11)
10.4.2	Clarification Letter dated October 20, 2011 with respect to Mr. Berman’s Second Amended and Restated employment agreement (12)
10.4.3	Amendment Number One to Mr. Berman’s Second Amended and Restated Employment Agreement dated September 21, 2012 (13)
10.5	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (14)
10.6	Form of Restricted Stock Agreement (10)
10.7	Employment Agreement between the Company and Joel M. Bennett, dated October 21, 2011 (2)
10.7.1	Continuation and Extension of Term of Employment Agreement Between JAKKS Pacific, Inc. and Joel M. Bennett dated February 18, 2014 (15)
10.8	Employment Agreement between the Company and John a/k/a Jack McGrath, dated March 4, 2010 (16)
10.8.1	First Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated August 23, 2011 (16)
10.8.2	Second Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated May 15, 2013 (17)
14	Code of Ethics (18)
21	Subsidiaries of the Company (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Stephen G. Berman (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Joel M. Bennett (*)
32.1	Section 1350 Certification of Stephen G. Berman (*)
32.2	Section 1350 Certification of Joel M. Bennett (*)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.
(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(3)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed July 24, 2013 and incorporated herein by reference.
(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference
(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.
(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.
(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.
(9)	Filed previously as an exhibit to the Company’s Schedule 14A Proxy Statement, filed August 20, 2008, and incorporated herein by reference.
(10)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 17, 2010, and incorporated herein by reference.
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 25, 2012, and incorporated herein by reference.
(14)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.
(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed February 20, 2014, and incorporated herein by reference.
(16)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 24, 2011, and incorporated herein by reference.
(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed May 21, 2013, and incorporated herein by reference.
(18)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.
(19)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2014 and incorporated herein by reference.

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2015	JAKKS PACIFIC, INC.

	By:	/s/ STEPHEN G. BERMAN
Stephen G. Berman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEPHEN G. BERMAN	Director and	March 16, 2015
Stephen G. Berman	Chief Executive Officer

Chief Financial Officer
/s/ JOEL M. BENNETT	(Principal Financial Officer and	March 16, 2015
Joel M. Bennett	Principal Accounting Officer)

/s/ REX H. POULSEN	Director	March 16, 2015
Rex H. Poulsen

/s/ FERGUS MCGOVERN	Director	March 16, 2015
Fergus McGovern

/s/ MICHAEL S. SITRICK	Director	March 16, 2015
Michael S. Sitrick

/s/ MURRAY L. SKALA	Director	March 16, 2015
Murray L. Skala

/s/ PETER F. REILLY	Director	March 16, 2015
Peter F. Reilly

EXHIBIT INDEX
Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated By-Laws of the Company (2)
4.1	Indenture dated July 24, 2013 by and between the Registrant and Wells Fargo Bank, N.A (3)
4.2	Form of 4.25% Senior Convertible Note (3)
4.3	Credit Agreement dated as of March 27, 2014 by and among Registrant and its US wholly-owned subsidiaries and General Electric Capital Corporation (10)
4.4	Revolving Loan Note dated March 27, 2014 by Registrant and its US wholly-owned subsidiaries in favor of General Electric Capital Corporation (10)
4.5	Indenture dated June 9, 2014 by and between the Registrant and Wells Fargo Bank, N.A (19)
4.6	Form of 4.875% Senior Convertible Note (19)
10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.2.1	2008 Amendment to 2002 Stock Award and Incentive Plan (9)
10.4.1	Second Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of November 11, 2010 (11)
10.4.2	Clarification Letter dated October 20, 2011 with respect to Mr. Berman’s Second Amended and Restated employment agreement (12)
10.4.3	Amendment Number One to Mr. Berman’s Second Amended and Restated Employment Agreement dated September 21, 2012 (13)
10.5	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (14)
10.6	Form of Restricted Stock Agreement (10)
10.7	Employment Agreement between the Company and Joel M. Bennett, dated October 21, 2011 (2)
10.7.1	Continuation and Extension of Term of Employment Agreement Between JAKKS Pacific, Inc. and Joel M. Bennett dated February 18, 2014 (15)
10.8	Employment Agreement between the Company and John a/k/a Jack McGrath, dated March 4, 2010 (16)
10.8.1	First Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated August 23, 2011 (16)
10.8.2	Second Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated May 15, 2013 (17)
14	Code of Ethics (18)
21	Subsidiaries of the Company (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Stephen G. Berman (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Joel M. Bennett (*)
32.1	Section 1350 Certification of Stephen G. Berman (*)
32.2	Section 1350 Certification of Joel M. Bennett (*)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.
(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(3)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed July 24, 2013 and incorporated herein by reference.
(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference
(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.
(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.
(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.
(9)	Filed previously as an exhibit to the Company’s Schedule 14A Proxy Statement, filed August 20, 2008, and incorporated herein by reference.
(10)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 17, 2010, and incorporated herein by reference.
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 25, 2012, and incorporated herein by reference.
(14)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.
(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed February 20, 2014, and incorporated herein by reference.
(16)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 24, 2011, and incorporated herein by reference.
(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed May 21, 2013, and incorporated herein by reference.
(18)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.
(19)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2014 and incorporated herein by reference.

(*)	Filed herewith.