Form 10-Q
period 2015-03-31
JAKKS PACIFIC INC
filed 2015-05-11
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the issuer’s common stock is 23,405,106 as of May 8, 2015.

 JAKKS PACIFIC, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
Quarter Ended March 31, 2015
ITEMS IN FORM 10-Q

		Page

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets - December 31, 2014 and March 31, 2015 (unaudited)	3
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2015 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2015 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Mine Safety Disclosures	None
Item 5.	Other Information	None
	Exhibits	39

Signatures		40
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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

Assets	December 31, 2014 (*)	March 31, 2015 (Unaudited)
Current assets
Cash and cash equivalents	$71,525	$105,098
Marketable securities	220	220
Accounts receivable, net of allowance for uncollectible accounts of $3,264 and $2,967, respectively	234,516	104,318
Inventory, net	78,827	79,474
Income tax receivable	24,008	24,008
Deferred income taxes	3,358	3,358
Prepaid expenses and other	25,139	30,169
Total current assets	437,593	346,645
Property and equipment
Office furniture and equipment	14,440	14,612
Molds and tooling	87,360	88,322
Leasehold improvements	5,280	7,213
Total	107,080	110,147
Less accumulated depreciation and amortization	95,984	97,042
Property and equipment, net	11,096	13,105
Intangibles	48,904	47,215
Other long term assets	10,389	9,851
Investment in DreamPlay, LLC	7,000	7,000
Goodwill, net	44,492	44,212
Trademarks, net	2,308	2,308
Total assets	$561,782	$470,336
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$56,113	$24,235
Accrued expenses	86,974	44,527
Reserve for sales returns and allowances	24,477	17,590
Income taxes payable	23,784	26,084
Total current liabilities	191,348	112,436
Long term debt	215,000	215,000
Other liabilities	1,874	913
Income taxes payable	2,496	400
Deferred income taxes	5,980	5,980
Total liabilities	416,698	334,729
Commitments and Contingencies
Stockholders’ equity
Preferred shares, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 22,682,295 and 23,269,872 shares issued and outstanding, respectively	23	23
Treasury stock at cost; 3,112,840 and 3,112,840 shares, respectively	(24,000)	(24,000)
Additional paid-in capital	202,051	202,540
Accumulated deficit	(26,645)	(34,226)
Accumulated other comprehensive loss	(6,835)	(9,220)
Total JAKKS Pacific, Inc.’s stockholders’ equity	144,594	135,117
Non-controlling interests	490	490
Total stockholders’ equity	145,084	135,607
Total liabilities and stockholders’ equity	$561,782	$470,336

(*) Derived from audited financial statements

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31, (Unaudited)
	2014	2015

Net sales	$82,510	$114,201
Cost of sales	58,955	78,823
Gross profit	23,555	35,378
Selling, general and administrative expenses	38,479	39,577
Loss from operations	(14,924)	(4,199)
Equity in net income of joint venture	314	—
Interest income	27	19
Interest expense	(2,206)	(2,974)
Loss before provision (benefit) for income taxes	(16,789)	(7,154)
Provision (benefit) for income taxes	(484)	427
Net loss	$(16,305)	$(7,581)
Loss per share – basic and diluted	$(0.74)	$(0.40)
Comprehensive loss	$(16,462)	$(9,966)

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31, (Unaudited)
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,305)	$(7,581)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,314	3,313
Share-based compensation expense	277	504
Gain on disposal of property and equipment	(13)	—
Deferred income taxes	(1,224)	—
Equity in net loss of joint venture	(314)	—
Changes in operating assets and liabilities:
Accounts receivable	35,856	130,198
Inventory	4,581	(647)
Prepaid expenses and other current assets	(4,917)	(5,030)
Accounts payable	(3,937)	(31,878)
Accrued expenses	(22,471)	(42,447)
Income taxes payable	643	204
Reserve for sales returns and allowances	(6,948)	(6,887)
Other liabilities	408	(961)
Total adjustments	5,255	46,369
Net cash provided by (used in) operating activities	(11,050)	38,788
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,195)	(3,084)
Change in other assets	4	(2,396)
Distribution from joint venture	332	—
Net cash used in investing activities	(859)	(5,480)
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock surrendered	—	(15)
Proceeds from credit facility borrowings	10,000	—
Credit facility costs	(1,590)	—
Net cash provided by (used in) financing activities	8,410	(15)
Effect of foreign currency translation	(217)	280
Net change in cash and cash equivalents	(3,716)	33,573
Cash and cash equivalents, beginning of period	117,071	71,525
Cash and cash equivalents, end of period	$113,355	$105,098
Cash paid (received) during the period for:
Income taxes	$60	$242
Interest	$2,209	$2,265

See Notes 9 and 10 for additional supplemental information to the condensed consolidated statements of cash flows.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2015

Note 1 — Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, which contains audited financial information for the three years in the period ended December 31, 2014.

The information provided in this report reflects all adjustments (consisting solely of normal recurring items) that are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods presented. Interim results are not necessarily indicative of results to be expected for a full year.

The condensed consolidated financial statements include the accounts of JAKKS Pacific, Inc. and its wholly-owned subsidiaries (collectively, “the Company”). The condensed consolidated financial statements also include the accounts of DreamPlay Toys, LLC, a joint venture between JAKKS Pacific, Inc. and NantWorks LLC, and JAKKS Meishing Trading (Shanghai) Limited, a joint venture between JAKKS Pacific, Inc. and Meishing Culture & Creative Corp.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group and Major Customers - (continued)

Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three months ended March 31, 2014 and 2015 and as of December 31, 2014 and March 31, 2015 are as follows (in thousands):

	Three Months Ended March 31,
	2014	2015

Net Sales
Traditional Toys and Electronics	$35,592	$65,045
Role Play, Novelty and Seasonal Toys	46,918	49,156
	$82,510	$114,201

	Three Months Ended March 31,
	2014	2015

Operating Loss
Traditional Toys and Electronics	$(10,404)	$(6,286)
Role Play, Novelty and Seasonal Toys	(4,520)	2,087
	$(14,924)	$(4,199)

	Three Months Ended March 31,
	2014	2015

Depreciation and Amortization Expense
Traditional Toys and Electronics	$1,828	$1,861
Role Play, Novelty and Seasonal Toys	1,207	902
	$3,035	$2,763

	December 31,	March 31,
	2014	2015
Assets
Traditional Toys and Electronics	$313,380	$311,507
Role Play, Novelty and Seasonal Toys	248,402	158,829
	$561,782	$470,336

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group and Major Customers - (continued)

The following tables present information about the Company by geographic area as of December 31, 2014 and March 31, 2015 and for the three months ended March 31, 2014 and 2015 (in thousands):

	December 31, 2014	March 31, 2015
Long-lived Assets
China	$8,816	$8,972
United States	1,689	3,587
Hong Kong	591	546
	$11,096	$13,105

	Three Months Ended March 31,
	2014	2015
Net Sales by Customer Area
United States	$65,014	$71,822
Europe	7,062	25,098
Canada	3,878	6,224
Hong Kong	73	438
Other	6,483	10,619
	$82,510	$114,201

Major Customers

Net sales to major customers for the three months ended March 31, 2014 and 2015 were as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2014		2015
		Percentage		Percentage
		of		of
	Amount	Net Sales	Amount	Net Sales

Wal-Mart	$18,732	22.7%	$29,806	26.1%
Target	10,005	12.1	12,132	10.6
Toys ‘R’ Us	12,554	15.2	9,496	8.3
	$41,291	50.0%	$51,434	45.0%

No other customer accounted for more than 10% of the Company’s total net sales.

At December 31, 2014 and March 31, 2015, the Company’s three largest customers accounted for approximately 29.8% and 31.1% respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and capitalized warehouse costs, is valued at the lower of cost (first-in, first-out) or market, net of inventory obsolescence reserve, and consists of the following (in thousands):

	December 31, 2014	March 31, 2015

Raw materials	$1,040	$1,002
Finished goods	77,787	78,472
	$78,827	$79,474

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

The Company’s reserve for sales returns and allowances amounted to $24.5 million as of December 31, 2014, compared to $17.6 million as of March 31, 2015. This decrease is primarily due to certain customers taking their year-end allowances related to 2014 sales during 2015.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Credit Facility

In March 2014, the Company and its domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (the “GE Loan Agreement”). The GE Loan Agreement provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain accounts receivable and inventory. The amounts outstanding under the revolving credit facility are payable in full upon maturity of the revolving credit facility on March 27, 2017. The revolving credit facility is secured by a security interest in favor of the lender covering a substantial amount of the assets of the Company. The amount outstanding on the revolving credit facility as of March 31, 2015 is nil; the total borrowing capacity was approximately $21.4 million.

The Company’s ability to borrow under the GE Loan Agreement is also subject to its ongoing compliance with certain financial covenants, including that the Company and its domestic subsidiaries maintain a fixed charge coverage ratio of at least 1.2:1.0 based on (i) the trailing three quarters as of September 30, 2014; and (ii) the trailing four quarters as of December 31, 2014 and thereafter.

The GE Loan Agreement allows the Company to borrow under the revolving credit facility at LIBOR or at a base rate, plus applicable margins of 325 basis point spread over LIBOR and 225 basis point spread on base rate loans. In addition to standard fees, the revolving credit facility has an unused line fee based on the unused amount of the credit facility, ranging from 38.5 to 62.5 basis points. As of March 31, 2015, the rate on the revolving credit facility was 0.625%.

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

As of March 31, 2015, the Company was in compliance with the financial covenants under the GE Loan Agreement. In the event the Company fails to meet any of the financial covenants or any other covenants under the GE Loan Agreement in the future, the lender could declare an event of default, which could have a material adverse effect on the Company’s financial condition and results of operations. The Company would be required to obtain amendments and/or waivers or renegotiate the GE Loan Agreement with its lender.  However there is no assurance that the lender will grant any waiver or agree to an amendment or renegotiation of the GE Loan Agreement. Any such amendment or waiver will likely require payment of a fee, result in higher interest rates on outstanding loan amounts and/or impose other restrictions. If the lender does not agree to a waiver and/or amendment and determine an event of default has occurred, the lender may accelerate all obligations of the Company under the GE Loan Agreement, demand immediate repayment of all obligations, and/or terminate all commitments to extend further credit under the GE Loan Agreement. If access to our credit facility is limited or terminated, liquidity could be constrained, which might affect the Company’s operations and growth prospects, and the Company might need to seek additional equity or debt financing. There is no assurance that such alternative financing would be available on acceptable terms or at all. Furthermore, any equity financing could result in dilution to existing stockholders and any debt financing might include restrictive covenants that could impede the Company’s ability to effectively operate and grow its business in the future.

Note 6 — Convertible Senior Notes

 In November 2009, the Company sold an aggregate of $100.0 million principal amount of 4.50% Convertible Senior Notes due 2014 (the “2014 Notes”). The 2014 Notes were senior unsecured obligations of the Company, paid cash interest semi-annually at a rate of 4.50% per annum and matured on November 1, 2014.  In July 2013, the Company repurchased an aggregate of $61.0 million principal amount of the 2014 Notes at par plus accrued interest with a portion of the net proceeds from the issuance of $100.0 million principal amount of 4.25% convertible senior notes due 2018 resulting in a gain on extinguishment of $0.1 million, and as of November 1, 2014, the Company paid the outstanding balance of $39.0 million related to the 2014 Notes.

Accounting Standards Codification ("ASC") 470-20, “Debt with Conversion and Other Options,” requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. In accordance with ASC 470-20, the Company allocated $13.7 million of the original $100.0 million principal amount of the 2014 Notes to the equity component, which represented a discount to the debt that was amortized to interest expense through November 1, 2014. Interest expense associated with the amortization of the discount was $0.3 million for the three months ended March 31, 2014.

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

 In June 2014, the Company sold an aggregate of $115.0 million principal amount of 4.875% Convertible Senior Notes due 2020 (the “2020 Notes”).  The 2020 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on June 1 and December 1 of each year at a rate of 4.875% per annum and will mature on June 1, 2020.  The initial conversion rate for the 2020 Notes is 103.7613 shares of our common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $9.64 per share of common stock, subject to adjustment in certain events.   Upon conversion, the 2020 Notes will be settled in shares of the Company’s common stock.  Holders of the 2020 Notes may require that the Company repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2020 Notes).  The Company received net proceeds of approximately $110.4 million from the offering of which $24.0 million was used to repurchase 3.1 million shares of the Company’s common stock under a prepaid forward purchase contract and $39.0 million was used to redeem the remaining outstanding principal amount of the 2014 Notes at maturity. The remainder of the net proceeds will be used for general corporate purposes.

The fair value of the 2018 Notes as of December 31, 2014 and March 31, 2015 was approximately $96.3 million and $96.4 million, respectively, based upon the most recent quoted market price. The fair value of the 2020 Notes as of December 31, 2014 and March 31, 2015 was approximately $100.9 million and $101.9 million, respectively, based upon the most recent quoted market price. The fair value of the convertible senior notes is considered to be a Level 2 measurement on the fair value hierarchy.

Note 7 — Income Taxes

The Company’s income tax expense of $0.4 million for the three months ended March 31, 2015 reflects an effective tax rate of (5.97%). The Company’s income tax benefit of $0.5 million for the three months ended March 31, 2014 reflects an effective tax rate of 2.88%. The majority of the provision relates to foreign taxes.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 — Loss Per Share

The following table is a reconciliation of the weighted average shares used in the computation of loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
		2014			2015
		Weighted			Weighted
		Average			Average	Per-
	Loss	Shares	Per-Share	Loss	Shares	Share
Loss per share – basic and diluted
Net loss available to common stockholders	$(16,305)	22,003	$(0.74)	$(7,581)	19,090	$(0.40)

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of warrants, options and convertible debt to the extent they are dilutive). The weighted average number of common shares outstanding excludes shares repurchased pursuant to a prepaid forward share repurchase agreement (See Note 9). Common share equivalents that could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted loss per share, totaled approximately 2,894,667 and 2,613,433 for the three months ended March 31, 2014 and 2015, respectively. Convertible notes interest and related common share equivalents excluded from the diluted earnings per share calculation due to being anti-dilutive were approximately 14,193,366 shares and 23,469,568 shares for the three months ended March 31, 2014 and 2015, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Common Stock and Preferred Stock

The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.

In June 2014, the Company effectively repurchased 3,112,840 shares of its common stock at an average cost of $7.71 per share for an aggregate amount of $24.0 million pursuant to a prepaid forward share repurchase agreement entered into with Merrill Lynch International (“ML”). These repurchased shares are treated as retired for basic and diluted EPS purposes although they remain legally outstanding. The Company reflects the aggregate purchase price of its common shares repurchased as a reduction to stockholders’ equity allocated to common stock and additional paid-in capital. No shares have been delivered to the Company by ML as of March 31, 2015.

In January 2015, the Company issued an aggregate of 525,734 shares of restricted stock at a value of approximately $3.6 million to two executive officers, which vest, subject to certain company financial performance criteria, over a one to three year period. In addition, an aggregate of 73,855 shares of restricted stock were issued to its five non-employee directors, which vest in January 2016, at an aggregate value of approximately $0.5 million.

All issuances of common stock, including those issued pursuant to stock option and warrant exercises, restricted stock grants and acquisitions, are issued from the Company’s authorized but not issued and outstanding shares.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Business Combinations

In July 2012, the Company acquired all of the stock of Maui, Inc., an Ohio corporation, Kessler Services, Inc., a Nevada corporation, and A.S. Design Limited, a Hong Kong corporation (collectively, “Maui”). The total initial consideration of $37.6 million consisted of $36.2 million in cash and the assumption of liabilities in the amount of $1.4 million. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $18.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria. The fair value of the expected earn-out of $16.0 million was accrued and recorded as goodwill as of the acquisition date. All future changes to the earn-out liability will be credited to income. Maui did not achieve the prescribed earn-out targets for 2013 or 2014, therefore, $6.0 million and $5.9 million, respectively, was credited to other income in the fourth quarter of 2013 and third quarter of 2014. Maui is a leading manufacturer and distributor of spring and summer activity toys and impulse toys and was included in the Company’s results of operations from the date of acquisition.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 — Joint Ventures

The Company owns a fifty percent interest in a joint venture (“Pacific Animation Partners”) with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company. The joint venture was created to develop and produce a boys’ animated television show, which it licenses worldwide for television broadcast as well as consumer products. The Company is producing and marketing toys based upon the television program under a license from the joint venture. The joint venture has also licensed certain other merchandising rights to third parties. The Company is responsible for fifty percent of the operating expenses of the joint venture and thirty-one percent of the production costs of the television show. The joint venture completed and delivered 65 episodes of the show, which began airing in February 2012, and has since ceased production of the television show. The Company’s investment is being accounted for using the equity method. For the three months ended March 31, 2014 and 2015, the Company recognized income of $0.3 million and nil from the joint venture, respectively, including producer fees and royalty income from the joint venture in the amount of $0.2 million and nil for the respective quarters.

 As of December 31, 2014 and March 31, 2015, the balance of the investment in the Pacific Animation Partners joint venture includes the following components (in thousands):

	December 31,	March 31,
	2014	2015
Capital contributions	$3,856	$3,856
Equity in cumulative net loss	(3,856)	(3,856)
Investment in joint venture	$—	$—

 In September 2012, the Company entered into a joint venture (“DreamPlay Toys”) with NantWorks LLC (“NantWorks”) in which it owns a fifty percent interest. Pursuant to the operating agreement of DreamPlay Toys, the Company paid to NantWorks cash in the amount of $8.0 million and issued NantWorks a warrant to purchase 1.5 million shares of the Company’s common stock at a value of $7.0 million in exchange for the exclusive right to arrange for the provision of the NantWorks recognition technology platform for toy products. The Company has classified these rights as an intangible asset and is amortizing the asset over the anticipated revenue stream from the exploitation of these rights. The joint venture entered into a Toy Services Agreement with an initial term of three years expiring on October 1, 2015 and a renewal period at the option of the Company expiring October 1, 2018, subject to the achievement of certain financial targets, to develop and produce toys utilizing recognition technologies owned by NantWorks. Pursuant to the terms of the Toy Services Agreement, NantWorks is entitled to receive a preferred return based upon net sales of DreamPlay Toys product sales and third-party license fees. The accrued preferred return for NantWorks was approximately $50,000 and $36,472 for the three months ended March 31, 2014 and 2015, respectively. The Company retains the financial risk of the joint venture and is responsible for the day-to-day operations, including development, sales and distribution, for which it is entitled to receive any remaining profit or is responsible for any losses, and the results of operations of the joint venture are consolidated with the Company’s results. Sales of DreamPlay Toys products commenced in the third quarter of 2013.

 In addition, the Company purchased for $7.0 million in cash a five percent economic interest in a related entity, DreamPlay, LLC, that will exploit the proprietary recognition technologies in non-toy consumer product categories. NantWorks has the right to repurchase the Company’s interest for $7.0 million. The Company has classified this investment as a long term asset on its balance sheet and is accounting for it using the cost method. As of March 31, 2015 the Company determined that the value of this investment will be realized and that no impairment has occurred.

In November 2014, the Company entered into a joint venture with Meisheng Culture & Creative Corp., for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that is expected to sell, distribute and market these products, which can include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys and many more, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture. Only minimal expenses were incurred in 2015 and the non-controlling interest’s share of the losses from the joint venture for the three months ended March 31, 2015 was immaterial.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12 — Goodwill

The changes to the carrying amount of goodwill as of December 31, 2014 and March 31, 2015 are as follows (in thousands):

		Role Play,
	Traditional	Novelty
	Toys and	and Seasonal
	Electronics	Toys	Total
Balance at December 31, 2014	$24,881	$19,611	$44,492
Adjustments to goodwill for foreign currency translation	(280)	—	(280)
Balance, March 31, 2015	$24,601	$19,611	$44,212

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If step one indicates that an impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. There was no goodwill impairment during the three months ended March 31, 2014 and 2015.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Intangible Assets Other Than Goodwill and Other Assets

Intangible assets other than goodwill and other assets consist primarily of licenses, product lines, customer relationships and trademarks. Amortized intangible assets are included in Intangibles in the accompanying balance sheets. Trademarks are disclosed separately in the accompanying balance sheets. Debt offering costs from the issuance of the Company’s convertible senior notes are included in Other Long Term Assets in the accompanying balance sheets. Intangible assets and debt issuance costs as of December 31, 2014 and March 31, 2015 are as follows (in thousands, except for weighted useful lives):

		December 31, 2014			March 31, 2015
	Weighted	Gross			Gross
	Useful	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Years)

Amortized Intangible Assets:
Licenses	4.96	$91,488	$(85,113)	$6,375	$91,488	$(85,269)	$6,219
Product lines	5.84	66,594	(27,235)	39,359	66,594	(28,463)	38,131
Customer relationships	5.21	9,348	(7,831)	1,517	9,348	(7,976)	1,372
Trade names	5.00	3,000	(1,450)	1,550	3,000	(1,600)	1,400
Non-compete/Employment contracts	3.90	3,333	(3,230)	103	3,333	(3,240)	93
Total amortized intangible assets		173,763	(124,859)	48,904	173,763	(126,548)	47,215
Deferred Costs:
Debt issuance costs	4.01	14,923	(6,418)	8,505	14,923	(6,967)	7,956
Unamortized Intangible Assets:
Trademarks		2,308	—	2,308	2,308	—	2,308
Total Intangible Assets		$190,994	$(131,277)	$59,717	$190,994	$(133,515)	$57,479

Amortization expense related to limited life intangible assets and debt issuance costs was $1.9 million and $2.2 million for the three months ended March 31, 2014 and 2015, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14 — Comprehensive Loss

The table below presents the components of the Company’s comprehensive loss for the three months ended March 31, 2014 and 2015 (in thousands):

	Three Months Ended March 31,
	2014	2015
Net Loss	$(16,305)	$(7,581)
Other comprehensive loss:
Foreign currency translation adjustment	(157)	(2,385)
Comprehensive loss	$(16,462)	$(9,966)

Note 15 — Litigation

On July 25, 2013, a purported class action lawsuit was filed in the United States District Court for the Central District of California captioned Melot v. JAKKS Pacific, Inc. et al., Case No. CV13-05388 (JAK) against Stephen G. Berman, Joel M. Bennett (collectively the “Individual Defendants”), and the Company (collectively, “Defendants”).On July 30, 2013, a second purported class action lawsuit was filed containing similar allegations against Defendants captioned Dylewicz v. JAKKS Pacific, Inc. et al., Case No. CV13-5487 (OON). The two cases (collectively, the “Class Action”) were consolidated on December 2, 2013 under Case No. CV13-05388 JAK (SSx) and lead plaintiff and lead counsel appointed. On January 17, 2014, Plaintiff filed a consolidated class action complaint (the “First Amended Complaint”) against Defendants which alleged that the Company violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder by making false and/or misleading statements concerning Company financial projections and performance as part of its public filings and earnings calls from July 17, 2012 through July 17, 2013. Specifically, the First Amended Complaint alleged that the Company’s forward looking statements, guidance and other public statements were false and misleading for allegedly failing to disclose (i) certain alleged internal forecasts, (ii) the Company's alleged quarterly practice of laying off and rehiring workers, (iii) the Company's alleged entry into license agreements with guaranteed minimums the Company allegedly knew it was unable to meet; and (iv) allegedly poor performance of the Monsuno and Winx lines of products after their launch. The First Amended Complaint also alleged violations of Section 20(a) of the Exchange Act by Messrs. Berman and Bennett. The First Amended Complaint sought compensatory and other damages in an undisclosed amount as well as attorneys’ fees and pre-judgment and post-judgment interest. The Company filed a motion to dismiss the First Amended Complaint on February 17, 2014, and the motion was granted, with leave to replead. A Second Amended Complaint (“SAC”) was filed on July 8, 2014 and it set forth similar allegations to those in the First Amended Complaint about discrepancies between internal projections and public forecasts and the other allegations except that the claim with respect to guaranteed minimums that the Company allegedly knew it was unable to meet was eliminated. The Company filed a motion to dismiss the SAC and that motion was granted with leave to replead.  A Third Amended Complaint (“TAC”) was filed on March 23, 2015 with similar allegations.  The foregoing is a summary of the pleadings and is subject to the text of the pleadings which are on file with the Court.  We believe that the claims in the Class Action are without merit, and we intend to defend vigorously against them. However, because the Class Action is in a preliminary stage, we cannot assure you as to its outcome, or that an adverse decision in such action would not have a material adverse effect on our business, financial condition or results of operations.

On February 25, 2014, a shareholder derivative action was filed in the Central District of California by Advanced Advisors, G.P. against the Company, nominally, and against Messrs. Berman, Bennett, Miller, Skala, Glick, Ellin, Almagor, Poulsen and Reilly and Ms. Brodsky (Advanced Partners, G.P., v. Berman, et al., CV14-1420 (DSF)).On March 6, 2014, a second shareholder derivative action alleging largely the same claims against the same defendants was filed in the Central District of California by Louisiana Municipal Police Employees Retirement System (Louisiana Municipal Police Employees Retirement System v, Berman et al., CV14-1670 (GHF). On April 17, 2014, the cases were consolidated under Case No. 2:14-01420-JAK (SSx) (the “Derivative Action”).On April 30, 2014, a consolidated amended complaint (“CAC”) was filed, which alleged (i) a claim for contribution under Sections 10(b) and 21(D) of the Securities Exchange Act related to allegations made in the Class Action; (ii) derivative and direct claims for alleged violations of Section 14 of the Exchange Act and Rule 14a-9 promulgated thereunder related to allegedly misleading statements about Mr. Berman’s compensation plan in the Company’s October 25, 2013 proxy statement; (iii) derivative claims for breaches of fiduciary duty related to the Company’s response to an unsolicited indication of interest from Oaktree Capital, stock repurchase, standstill agreement with the Clinton Group, and decisions related to the NantWorks joint venture; and (iv) claims against Messrs. Berman and Bennett for breach of fiduciary duty related to the Class Action. The CAC seeks compensatory damages, pre-judgment and post-judgment interest, and declaratory and equitable relief. The foregoing is a summary of the CAC and is subject to the text of the CAC, which is on file with the Court. A motion to dismiss the CAC or, in the alternative, to stay the CAC, was filed in May 2014. The Court granted the motion in part and denied the motion in part with leave for plaintiff to file an amended pleading. Plaintiff declined to do so. Accordingly, claims i, ii and iv have been dismissed and only the elements of claim iii not relating to the NantWorks joint venture remain. Thus, there are no surviving claims against Messrs. Poulsen, Reilly and Bennett and Ms. Brodsky and the Court approved the parties’ stipulation to strike their names as defendants in the CAC. Pleadings in response to the CAC were filed on October 30, 2014, which are on file with the Court. The matter was referred to mediation by the Court and the parties, at the mediation, reached an agreement in principle to resolve the action.  Thereafter the parties entered into a memorandum of such agreement, which is subject to Court approval.  A motion has been filed seeking preliminary approval of the settlement and to establish the procedure for final approval of the settlement, which motion is scheduled to be heard on May 15, 2015.

We are a party to, and certain of our property is the subject of, various pending claims and legal proceedings that routinely arise in the ordinary course of our business, but we do not believe that any of these claims or proceedings will have a material effect on our business, financial condition or results of operations.

Note 16 — Share-Based Payments

The Company’s 2002 Stock Award and Incentive Plan (the “Plan”) provides for the awarding of stock options and restricted stock to employees, officers and non-employee directors. Under the Plan, the Company grants directors, certain executives and other key employees restricted common stock, with vesting contingent upon completion of specified service periods ranging from one to five years. The Company also grants certain executives performance-based awards, with vesting contingent upon the Company’s achievement of specified financial goals.  The Plan is more fully described in Notes 15 and 18 to the Consolidated Financial Statements in the Company’s 2014 Annual Report on Form 10-K.

The following table summarizes the total share-based compensation expense and related tax benefits recognized for the three months ended March 31, 2014 and 2015 (in thousands):

	Three Months Ended March 31,
	2014	2015
Restricted stock compensation expense	$277	$504
Tax benefit related to restricted stock compensation	$—	$—

 Stock option activity pursuant to the Plan for the three months ended March 31, 2015 is summarized as follows:

	Plan Stock Options
	Number of Shares	Weighted Average Exercise Price
Outstanding and Exercisable, December 31, 2014	75,000	$20.69
Granted	—	—
Exercised	—	—
Cancelled	(37,500)	22.11
Outstanding and Exercisable, March 31, 2015	37,500	$19.27

Restricted stock award activity pursuant to the Plan for the three months ended March 31, 2015 is summarized as follows:

	Restricted Stock Awards
		Weighted
		Average
	Number of	Grant
	Shares	Price

Outstanding, December 31, 2014	568,057	$6.54
Awarded	599,588	6.80
Released	(80,794)	7.10
Forfeited	(10,918)	6.32
Outstanding, March 31, 2015	1,075,933	$6.64

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and Notes thereto, which appear elsewhere herein.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements and supplementary information were prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Inherent in the application of many of these accounting policies is the need for management to make estimates and judgments in the determination of certain revenues, expenses, assets and liabilities. As such, materially different financial results can occur as circumstances change and additional information becomes known. The policies with the greatest potential effect on our results of operations and financial position include:

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

Goodwill, Trademarks (net) and Intangible assets amounted to $93.7 million as of March 31, 2015 and $ 95.7 million as of December 31, 2014.

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

Discrete Items for Income Taxes. A discrete tax expense of $211,000 related to the conclusion of the California income tax audits for the tax years 2008 to 2010 and an adjustment in the overpayment account for Wisconsin was recognized during the three months ended March 31, 2015. During this same period in 2014, we recognized a discrete tax benefit of $44,000 related to a reduction in the tax reserves resulting from closed statutes of limitation and a discrete tax expense of $15,000 related to a New York State income tax audit.

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

 We accrue a tax reserve for additional income taxes, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of March 31, 2015 and December 31, 2014, our income tax reserves were approximately $0.4 million and $2.5 million, respectively. The $0.4 million balance primarily relates to the potential adjustments in the area of withholding taxes.

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

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended March 31,
	2014	2015

Net sales	100.0%	100.0%
Cost of sales	71.5	69.0
Gross profit	28.5	31.0
Selling, general and administrative expenses	46.6	34.7
Loss from operations	(18.1)	(3.7)
Equity in net income of joint venture	0.4	0.0
Interest income	0.1	0.0
Interest expense	(2.7)	(2.6)
Loss before provision (benefit) for income taxes	(20.3)	(6.3)
Provision (benefit) for income taxes	(0.6)	0.3
Net loss	(19.7)%	(6.6)%

The following unaudited table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Three Months Ended March 31,
	2014	2015

Net Sales
Traditional Toys and Electronics	$35,592	$65,045
Role Play, Novelty and Seasonal Toys	46,918	49,156
	82,510	114,201
Cost of Sales
Traditional Toys and Electronics	27,683	47,331
Role Play, Novelty and Seasonal Toys	31,272	31,492
	58,955	78,823
Gross Profit
Traditional Toys and Electronics	7,909	17,714
Role Play, Novelty and Seasonal Toys	15,646	17,664
	$23,555	$35,378

Comparison of the Three Months Ended March 31, 2014 and 2015

Net Sales

Traditional Toys and Electronics. Net sales of our Traditional Toys and Electronics segment were $65.0 million for the three months ended March 31, 2015 compared to $35.6 million for the prior year period, representing an increase of $29.4 million, or 82.6%. The increase in net sales was primarily driven by an increase in unit sales of dolls and accessories related to the Disney Princess, Frozen®, Cinderella and Fairies. Other contributors included Nintendo plush and figures, and Star Wars figures.

Role Play, Novelty and Seasonal Toys. Net sales of our Role Play, Novelty and Seasonal Toys were $49.2 million for the three months ended March 31, 2015 compared to $46.9 million for the prior year period, representing an increase of $2.3 million, or 4.9%. The increase in net sales was primarily driven by an increase in unit sales of Disney Princess dress-up and role-play, including Frozen®, Princess, Cinderella and Fairies, partially offset by a year-over-year decline in unit sales for Q1 in our Kids Only and Moose Mountain divisions driven by timing, as these orders came in Q2 in 2015 versus Q1 in 2014.

Cost of Sales

Traditional Toys and Electronics. Cost of sales of our Traditional Toys and Electronics segment was $47.3 million, or 72.8% of related net sales for the three months ended March 31, 2015 compared to $27.7 million, or 77.8% of related net sales for the prior year period, representing an increase of $19.6 million, or 70.8%. The increase in cost of sales is directly a function of higher sales, while the percentage of sales decline is due to savings in product costing, offset in part by higher royalties in Q1 2015 compared to the prior year. The increase in royalties is driven by a shift in the product mix to products with relatively higher royalty rates. Our depreciation of molds and tools for the segment showed a slight decline from 2014 due to more effective tooling.

Role Play, Novelty and Seasonal Toys. Cost of sales of our Role Play, Novelty and Seasonal Toys segment was $31.5 million, or 64.0% of related net sales for the three months ended March 31, 2015 compared to $31.3 million, or 66.7% of related net sales for the prior year period, representing an increase of $0.2 million, or 0.6%. The increase in cost of sales is directly a function of higher sales, while the percentage of sales decline is due to savings in product costing, offset in part by higher royalties in Q1 2015 compared to the prior year. The increase in royalties is driven by a shift in the product mix to products with relatively higher royalty rates. Our depreciation of molds and tools for the segment showed a slight decline from 2014 due to more cost effective tooling

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $39.6 million for the three months ended March 31, 2015 and $38.5 million for Q1 of the prior year, constituting 34.7% and 46.6% of net sales, respectively. Selling, general and administrative expenses increased by $1.1 million from the prior year period primarily due to an increase in salaries and benefits, including higher bonus expense and higher temporary labor cost, partially offset by savings in legal, rent and travel and entertainment expense.

Interest Income

Interest income for the three months ended March 31, 2015 was $19,267, compared to $27,367 for the three months ended March 31, 2014.

Interest Expense

Interest expense was $3.0 million in the three months ended March 31, 2015, as compared to $2.2 million in the prior period. The increase is due to the additional interest expense related to our convertible senior notes payable due in 2018 and 2020.  In the three months ended March 31, 2015, we booked interest expense of $2.9 million related to our convertible senior notes payable due in 2018 and 2020, $0.1 million related to our revolving credit facility and $0.1 million related to the interest component of our Maui acquisition earn out payment, partially offset by $0.1 million related to uncertain tax positions taken or expected to be taken in a tax return. In the three months ended March 31, 2014, we booked interest expense of $2.0 million related to our convertible senior notes payable due in 2014 and 2018 and $0.2 million related to the interest component of our Maui acquisition earn out payment.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $0.4 million, or an effective tax rate of (5.97%), for the three months ended March 31, 2015. During the comparable period in 2014, our income tax benefit was $0.5 million, or an effective tax rate of 2.88%.

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

Liquidity and Capital Resources

As of March 31, 2015 we had working capital of $234.2 million, compared to $246.2 million as of December 31, 2014. The decrease was primarily attributable to operating loss in Q1 2015 and seasonably lower accounts receivable balances, partially offset by lower accrued expenses and accounts payable.

    Operating activities provided net cash of $38.8 million in the three months ended March 31, 2015, as compared to using net cash of $11.1 million in the prior year period. Net cash was primarily impacted by a decrease in accounts receivable, partially offset by decreases in accounts payable and accrued expenses.  Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 82 days as of March 31, 2015, compared to 71 days as of March 31, 2014. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of March 31, 2015, we had cash and cash equivalents of $105.1 million.

    Our investing activities used net cash of $5.5 million in the three months ended March 31, 2015, as compared to $0.9 million in the prior year period, consisting primarily of cash paid for leasehold improvements and the purchase of molds and tooling used in the manufacture of our products of $3.1 million. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 16% payable on net sales of such products. As of March 31, 2015, these agreements required future aggregate minimum guarantees of $43.8 million, exclusive of $18.7 million in advances already paid. Of this $43.8 million future minimum guarantee, $29.0 million is due over the next twelve months.

    Our financing activities were net cash neutral in the three months ended March 31, 2015, as compared to providing $8.4 million of cash in the prior year period from borrowings on our credit facility.

In July 2012, we acquired all of the stock of Maui, Inc., an Ohio corporation, Kessler Services, Inc., a Nevada corporation, and A.S. Design Limited, a Hong Kong corporation (collectively, “Maui”).  The initial cash consideration totaled $36.2 million.  In addition, we agreed to pay an earn-out of up to an aggregate amount of $18.0 million in cash over the three calendar years following the acquisition based upon the achievement of certain financial performance criteria, which has been accrued and recorded as goodwill as of the acquisition date.  All future changes to the earn-out liability will be credited to income.  Maui did not achieve the prescribed earn-out targets for 2013 and 2014, therefore, $6.0 million and $5.9 million, respectively, was credited to other income in the fourth quarter of 2013 and the third quarter of 2014, respectively. Maui is a leading manufacturer and distributor of spring and summer activity toys and impulse toys and was included in our results of operations from the date of acquisition.

In March 2014, we, and our domestic subsidiaries, entered into a secured credit facility with General Electric Capital Corporation (the “GE Loan Agreement”). The GE Loan Agreement provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain accounts receivable and inventory. The amounts outstanding under the revolving credit facility are payable in full upon maturity of the revolving credit facility on March 27, 2017. The revolving credit facility is secured by a security interest in favor of the lender covering a substantial amount of the assets of the Company. The amount outstanding on the revolving credit facility as of March 31, 2015 is nil; the total borrowing capacity was approximately $21.4 million.

In November 2009, we sold an aggregate principal amount of $100.0 million of 4.50% Convertible Senior Notes (the “2014 Notes”) due 2014. The 2014 Notes, which were senior unsecured obligations and paid interest semi-annually at a rate of 4.50% per annum matured on November 1, 2014.  The Company repurchased $61.0 million of the 2014 Notes during the quarter ended September 30, 2013 and as of November 1, 2014, we paid the outstanding balance of $39.0 million related to the 2014 Notes.

In July 2013, we sold an aggregate of $100.0 million principal amount of 4.25% Convertible Senior Notes due 2018 (the “2018 Notes”). The 2018 Notes, which are senior unsecured obligations, pay interest semi-annually in arrears on August 1 and February 1 of each year at a rate of 4.25% per annum and will mature on August 1, 2018. The initial conversion rate for the 2018 Notes will be 114.3674 shares of our common per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.74 per share of common stock, subject to adjustment in certain events. Upon conversion, the 2018 Notes will be settled in shares of the Company’s common stock. Holders of the 2018 Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2018 Notes).  We used $61.0 million of the approximate $96.0 million in net proceeds from the offering to repurchase at par $61.0 million principal amount of 2014 Notes.  The remainder of the net proceeds will be used for general corporate purposes.

In June 2014, the Company sold an aggregate of $115.0 million principal amount of 4.875% Convertible Senior Notes due 2020 (the “2020 Notes”).  The 2020 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on June 1 and December 1 of each year at a rate of 4.875% per annum and will mature on June 1, 2020.  The initial conversion rate for the 2020 Notes is 103.7613 shares of our common per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $9.64 per share of common stock, subject to adjustment in certain events.   Upon conversion, the 2020 Notes will be settled in shares of the Company’s common stock.  Holders of the 2020 Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2020 Notes).  The Company received net proceeds of approximately $110.4 million from the offering of which $24.0 million was used to repurchase 3.1 million shares of the Company’s common stock under a prepaid forward purchase contract and $39.0 million was used to redeem the remaining outstanding principal amount of the 2014 Notes at maturity. The remainder of the net proceeds will be used for general corporate purposes.

We believe that our cash flows from operations, cash and cash equivalents on hand and the availability under our credit facility will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future and due to the seasonality of our business, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. As of December 31, 2014 and March 31, 2015, we held cash and short term investments held by our foreign subsidiaries of $60.8 million and $94.8 million, respectively. Although a significant portion of our cash is held by our foreign subsidiaries off-shore, we intend to finance our long-term liquidity requirements out of net cash provided by operations and net cash and cash equivalents and availability under our credit facility. As of March 31, 2015, we do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We issued convertible senior notes in principal amount of $100.0 million with a fixed interest rate of 4.25% per annum in July 2013 and $115.0 million principal amount of senior notes with a fixed interest rate of 4.875% per annum in June 2014, all of which remain outstanding as of March 31, 2015.  Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates on these issuances.

Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility (see Note 5 - Credit Facility in the accompanying notes to the consolidated financial statements for additional information). Borrowings under the revolving credit facility bear interest at a variable rate based on Prime Lending Rate or LIBOR Rate at the option of the Company. For Prime Lending Rate loans, the interest rate is equal to the highest of (i) the Federal Funds Rate plus a margin of 0.50%, (ii) the rate last quoted by The Wall Street Journal as the “Prime Rate,” or (iii) the sum of a LIBOR rate plus 1.00%, plus a margin of 2.25%. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin of 3.25%. Borrowings under the revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the three months ended March 31, 2015, the maximum amount borrowed under the revolving credit facility was nil and the average amount of borrowings outstanding was nil. As of March 31, 2015, the amount of total borrowings outstanding under the revolving credit facility was nil. If the prevailing market interest rates relative to these borrowings increased by 10%, our interest expense during the period ended March 31, 2015 would have increased by less than $0.1 million.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On July 25, 2013, a purported class action lawsuit was filed in the United States District Court for the Central District of California captioned Melot v. JAKKS Pacific, Inc. et al., Case No. CV13-05388 (JAK) against Stephen G. Berman, Joel M. Bennett (collectively the “Individual Defendants”), and the Company (collectively, “Defendants”).On July 30, 2013, a second purported class action lawsuit was filed containing similar allegations against Defendants captioned Dylewicz v. JAKKS Pacific, Inc. et al., Case No. CV13-5487 (OON). The two cases (collectively, the “Class Action”) were consolidated on December 2, 2013 under Case No. CV13-05388 JAK (SSx) and lead plaintiff and lead counsel appointed. On January 17, 2014, Plaintiff filed a consolidated class action complaint (the “First Amended Complaint”) against Defendants which alleged that the Company violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder by making false and/or misleading statements concerning Company financial projections and performance as part of its public filings and earnings calls from July 17, 2012 through July 17, 2013. Specifically, the First Amended Complaint alleged that the Company’s forward looking statements, guidance and other public statements were false and misleading for allegedly failing to disclose (i) certain alleged internal forecasts, (ii) the Company's alleged quarterly practice of laying off and rehiring workers, (iii) the Company's alleged entry into license agreements with guaranteed minimums the Company allegedly knew it was unable to meet; and (iv) allegedly poor performance of the Monsuno and Winx lines of products after their launch. The First Amended Complaint also alleged violations of Section 20(a) of the Exchange Act by Messrs. Berman and Bennett. The First Amended Complaint sought compensatory and other damages in an undisclosed amount as well as attorneys’ fees and pre-judgment and post-judgment interest. The Company filed a motion to dismiss the First Amended Complaint on February 17, 2014, and the motion was granted, with leave to replead. A Second Amended Complaint (“SAC”) was filed on July 8, 2014 and it set forth similar allegations to those in the First Amended Complaint about discrepancies between internal projections and public forecasts and the other allegations except that the claim with respect to guaranteed minimums that the Company allegedly knew it was unable to meet was eliminated. The Company filed a motion to dismiss the SAC and that motion was granted with leave to replead.  A Third Amended Complaint (“TAC”) was filed on March 23, 2015 with similar allegations.  The foregoing is a summary of the pleadings and is subject to the text of the pleadings which are on file with the Court.  We believe that the claims in the Class Action are without merit, and we intend to defend vigorously against them. However, because the Class Action is in a preliminary stage, we cannot assure you as to its outcome, or that an adverse decision in such action would not have a material adverse effect on our business, financial condition or results of operations.

On February 25, 2014, a shareholder derivative action was filed in the Central District of California by Advanced Advisors, G.P. against the Company, nominally, and against Messrs. Berman, Bennett, Miller, Skala, Glick, Ellin, Almagor, Poulsen and Reilly and Ms. Brodsky (Advanced Partners, G.P., v. Berman, et al., CV14-1420 (DSF)).On March 6, 2014, a second shareholder derivative action alleging largely the same claims against the same defendants was filed in the Central District of California by Louisiana Municipal Police Employees Retirement System (Louisiana Municipal Police Employees Retirement System v, Berman et al., CV14-1670 (GHF). On April 17, 2014, the cases were consolidated under Case No. 2:14-01420-JAK (SSx) (the “Derivative Action”).On April 30, 2014, a consolidated amended complaint (“CAC”) was filed, which alleged (i) a claim for contribution under Sections 10(b) and 21(D) of the Securities Exchange Act related to allegations made in the Class Action; (ii) derivative and direct claims for alleged violations of Section 14 of the Exchange Act and Rule 14a-9 promulgated thereunder related to allegedly misleading statements about Mr. Berman’s compensation plan in the Company’s October 25, 2013 proxy statement; (iii) derivative claims for breaches of fiduciary duty related to the Company’s response to an unsolicited indication of interest from Oaktree Capital, stock repurchase, standstill agreement with the Clinton Group, and decisions related to the NantWorks joint venture; and (iv) claims against Messrs. Berman and Bennett for breach of fiduciary duty related to the Class Action. The CAC seeks compensatory damages, pre-judgment and post-judgment interest, and declaratory and equitable relief. The foregoing is a summary of the CAC and is subject to the text of the CAC, which is on file with the Court. A motion to dismiss the CAC or, in the alternative, to stay the CAC, was filed in May 2014. The Court granted the motion in part and denied the motion in part with leave for plaintiff to file an amended pleading. Plaintiff declined to do so. Accordingly, claims i, ii and iv have been dismissed and only the elements of claim iii not relating to the NantWorks joint venture remain. Thus, there are no surviving claims against Messrs. Poulsen, Reilly and Bennett and Ms. Brodsky and the Court approved the parties’ stipulation to strike their names as defendants in the CAC. Pleadings in response to the CAC were filed on October 30, 2014, which are on file with the Court. The matter was referred to mediation by the Court and the parties, at the mediation, reached an agreement in principle to resolve the action.  Thereafter the parties entered into a memorandum of such agreement, which is subject to Court approval.  A motion has been filed seeking preliminary approval of the settlement and to establish the procedure for final approval of the settlement, which motion is scheduled to be heard on May 15, 2015.

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

Historically, we have experienced growth in our product lines through acquisitions of businesses, products and licenses. This growth in product lines has contributed significantly to our total revenues over the last few years. For example, revenues associated with companies we acquired since 2008 were approximately $422.2 million for the year ended December 31, 2014, and $67.7 million for the three months ended March 31, 2015, respectively, representing 52.1% and 59.3% of our total revenues for those periods. As a result, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

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

Our three largest customers accounted for 47.4% and 45.0% of our net sales for the year ended December 31, 2014 and the three months ended March 31, 2015, respectively. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers and pursuant to the terms of certain of our vendor agreements, even some purchase orders may be cancelled without penalty up until delivery. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory could also adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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

We sell products and operate facilities in numerous countries outside the United States. For the year ended December 31, 2014 and three months ended March 31, 2015, sales to our international customers comprised approximately 19.3% and 37.1%, respectively, of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers, located principally in China, and are subject to the risks normally associated with international operations, including:

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

In March 2014, we obtained a $75.0 million revolving line of credit. Any amounts borrowed under the revolving credit line are our senior secured obligations. All outstanding borrowings under the revolving credit line are accelerated and become immediately due and payable (and the revolving credit line terminates) in the event of a default which includes, among other things, failure to comply with financial ratio covenants or breach of representations contained in the credit line documents, defaults under other loans or obligations, involvement in bankruptcy proceedings, an occurrence of a change of control or an event constituting a material adverse effect on us (as such terms are defined in the credit line documents). We are also subject to negative covenants which, during the life of the credit line, prohibit and/or limit us from, among other things, incurring certain types of other debt, acquiring other companies, making certain expenditures or investments, changing the character of our business, and certain changes to our executive officers.

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

Item 6. Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated By-Laws of the Company (2)
4.1	Indenture dated July 24, 2013 by and between the Registrant and Wells Fargo Bank, N.A (4)
4.2	Form of 4.25% Senior Convertible Note (3)
4.3	Credit Agreement dated as of March 27, 2014 by and among Registrant and its US wholly-owned subsidiaries and General Electric Capital Corporation (4)
4.4	Revolving Loan Note dated March 27, 2014 by Registrant and its US wholly-owned subsidiaries in favor of General Electric Capital Corporation (4)
4.5	Indenture dated June 9, 2014 by and between the Registrant and Wells Fargo Bank, N.A (5)
4.6	Form of 4.875% Senior Convertible Note (5)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (6)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (6)
32.1	Section 1350 Certification of Chief Executive Officer (6)
32.2	Section 1350 Certification of Chief Financial Officer (6)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011 and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed July 24, 2013 and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference.
(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2014 and incorporated herein by reference.
(6)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: May 11, 2015	By:	/s/ JOEL M. BENNETT
Joel M. Bennett
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Item 6. Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated By-Laws of the Company (2)
4.1	Indenture dated July 24, 2013 by and between the Registrant and Wells Fargo Bank, N.A (4)
4.2	Form of 4.25% Senior Convertible Note (3)
4.3	Credit Agreement dated as of March 27, 2014 by and among Registrant and its US wholly-owned subsidiaries and General Electric Capital Corporation (4)
4.4	Revolving Loan Note dated March 27, 2014 by Registrant and its US wholly-owned subsidiaries in favor of General Electric Capital Corporation (4)
4.5	Indenture dated June 9, 2014 by and between the Registrant and Wells Fargo Bank, N.A (5)
4.6	Form of 4.875% Senior Convertible Note (5)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (6)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (6)
32.1	Section 1350 Certification of Chief Executive Officer (6)
32.2	Section 1350 Certification of Chief Financial Officer (6)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011 and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed July 24, 2013 and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference.
(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2014 and incorporated herein by reference.
(6)	Filed herewith.