Form 10-Q
period 2015-09-30
JAKKS PACIFIC INC
filed 2015-11-09
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the issuer’s common stock is 22,373,094 as of November 6, 2015.

 JAKKS PACIFIC, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
Quarter Ended September 30, 2015
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

 PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

Assets	December 31, 2014 (*)	September 30, 2015 (Unaudited)
Current assets
Cash and cash equivalents	$71,525	$81,211
Marketable securities	220	—
Accounts receivable, net of allowance for uncollectible accounts of $3,264 and $2,689, respectively	234,516	292,861
Inventory, net	78,827	81,404
Income taxes receivable	24,008	24,008
Deferred income taxes	3,358	3,358
Prepaid expenses and other	25,139	30,683
Total current assets	437,593	513,525
Property and equipment
Office furniture and equipment	14,440	15,064
Molds and tooling	87,360	95,431
Leasehold improvements	5,280	10,406
Total	107,080	120,901
Less accumulated depreciation and amortization	95,984	102,297
Property and equipment, net	11,096	18,604
Intangibles	48,904	43,997
Other long term assets	10,389	9,779
Investment in DreamPlay, LLC	7,000	7,000
Goodwill, net	44,492	44,344
Trademarks, net	2,308	2,308
Total assets	$561,782	$639,557
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$56,113	$94,631
Accrued expenses	86,974	70,903
Reserve for sales returns and allowances	24,477	26,616
Income taxes payable	23,784	24,797
Short term debt	—	25,000
Total current liabilities	191,348	241,947
Long term debt	215,000	215,000
Other liabilities	1,874	4,232
Income taxes payable	2,496	2,198
Deferred income taxes	5,980	5,980
Total liabilities	416,698	469,357
Commitments and Contingencies
Stockholders’ equity
Preferred shares, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 22,682,295 and 22,599,061 shares issued and outstanding, respectively	23	23
Treasury stock, at cost; 3,112,840 and 3,886,873 shares, respectively	(24,000)	(30,988)
Additional paid-in capital	202,051	203,503
Retained earnings (accumulated deficit)	(26,645)	5,939
Accumulated other comprehensive loss	(6,835)	(8,739)
Total JAKKS Pacific, Inc. stockholders’ equity	144,594	169,738
Non-controlling interests	490	462
Total stockholders’ equity	145,084	170,200
Total liabilities and stockholders’ equity	$561,782	$639,557

(*) Derived from audited financial statements

See accompanying notes to condensed consolidated financial statements.

  JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2014	2015	2014	2015

Net sales	$349,362	$337,027	$556,044	$582,334
Cost of sales	254,625	232,698	399,934	403,340
Gross profit	94,737	104,329	156,110	178,994
Selling, general and administrative expenses	50,925	59,701	132,041	141,573
Income from operations	43,812	44,628	24,069	37,421
Income from joint ventures	—	60	314	1,744
Other income	5,932	5,642	5,932	5,642
Interest income	32	16	89	51
Interest expense	(3,969)	(3,107)	(9,158)	(9,187)
Income before provision for income taxes	45,807	47,239	21,246	35,671
Provision for income taxes	1,738	1,375	2,535	3,115
Net income	44,069	45,864	18,711	32,556
Net income (loss) attributable to non-controlling interests	—	19	—	(28)
Net income attributable to JAKKS Pacific, Inc.	$44,069	$45,845	$18,711	$32,584
Earnings per share – basic	$2.33	$2.47	$0.90	$1.72
Earnings per share – diluted	$1.03	$1.12	$0.61	$0.89
Comprehensive income	$43,821	$43,984	$18,952	$30,680

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30, (Unaudited)
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,711	$32,556
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,134	14,220
Amortization of debt discount and issuance costs	2,243	1,464
Share-based compensation expense	997	1,452
(Gain) loss on disposal of property and equipment	18	(28)
Income from joint ventures	(314)	—
Changes in operating assets and liabilities:
Accounts receivable	(203,115)	(58,345)
Inventory	(41,992)	(2,577)
Prepaid expenses and other current assets	(2,018)	(6,294)
Accounts payable	90,348	38,518
Accrued expenses	11,280	(16,071)
Income taxes payable	4,796	715
Reserve for sales returns and allowances	(2,496)	2,139
Other liabilities	228	2,358
Total adjustments	(123,891)	(22,449)
Net cash provided by (used in) operating activities	(105,180)	10,107
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,714)	(15,593)
Sale of marketable securities	—	220
Change in other assets	453	(3,080)
Distribution from joint venture	332	60
Net cash used in investing activities	(7,929)	(18,393)
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock repurchased	(24,000)	(6,988)
Proceeds from credit facility borrowings	10,000	25,000
Repayment of credit facility borrowings	(10,000)	—
Proceeds from issuance of senior convertible notes	115,000	—
Issuance costs related to senior convertible notes	(4,594)	—
Credit facility costs	(1,851)	(188)
Net cash provided by financing activities	84,555	17,824
Effect of foreign currency translation	100	148
Net change in cash and cash equivalents	(28,454)	9,686
Cash and cash equivalents, beginning of period	117,071	71,525
Cash and cash equivalents, end of period	$88,617	$81,211
Cash paid (received) during the period for:
Income taxes	$(2,331)	$3,625
Interest	$5,408	$4,390

See Notes 9 and 10 for additional supplemental information to the condensed consolidated statements of cash flows.

See accompanying notes to condensed consolidated financial statements.

  JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2015

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In April 2015, the FASB issued for public comment a proposed ASU to defer the effective date of ASU 2014-09 and in July 2015, affirmed its proposal to defer the effective date of the new revenue standard for all entities by one year. The mandatory adoption date of ASC 606 for the Company is now January 1, 2018. There are two methods of adoption allowed, either: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in 2017.

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

In April 2015, the FASB issued Accounting Standards Update 2015-03, “Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendment will be effective for the Company’s annual and interim reporting periods beginning January 1, 2016 and should be applied on a retrospective basis. The adoption of ASU 2015-03 will not have any impact on the Company’s results of operations, but will result in debt issuance costs being presented as a direct reduction from the carrying amount of debt liabilities. This standard will not have a material impact on the Company’s consolidated financial statements.

In August 2015, the FASB issued Accounting Standards Update 2015-15, “Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”). ASU 2015-15 codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line-of-credit arrangements as assets. The announcements were effective upon issuance. The adoption of ASU 2015-15 does not have any impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires inventory accounted for under the FIFO or average cost method to be measured using the lower of cost and net realizable value. The amendments are effective prospectively for fiscal years and for interim periods beginning after December 15, 2016. The Company is currently evaluating the impact of the pending adoption of ASU 2015-11 on the consolidated financial statements.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group and Major Customers - (continued)

Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and nine months ended September 30, 2014 and 2015 and as of December 31, 2014 and September 30, 2015 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015

Net Sales
Traditional Toys and Electronics	$173,785	$204,332	$258,872	$332,737
Role Play, Novelty and Seasonal Toys	175,577	132,695	297,172	249,597
	$349,362	$337,027	$556,044	$582,334

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015

Operating Income
Traditional Toys and Electronics	$21,322	$20,431	$6,208	$9,547
Role Play, Novelty and Seasonal Toys	22,490	24,197	17,861	27,874
	$43,812	$44,628	$24,069	$37,421

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015

Depreciation and Amortization Expense
Traditional Toys and Electronics	$4,773	$4,546	$9,062	$8,825
Role Play, Novelty and Seasonal Toys	3,859	2,833	7,072	5,395
	$8,632	$7,379	$16,134	$14,220

	December 31,	September 30,
	2014	2015
Assets
Traditional Toys and Electronics	$313,380	$397,082
Role Play, Novelty and Seasonal Toys	248,402	242,475
	$561,782	$639,557

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group and Major Customers - (continued)

The following tables present information about the Company by geographic area as of December 31, 2014 and September 30, 2015 and for the three and nine months ended September 30, 2014 and 2015 (in thousands):

	December 31, 2014	September 30, 2015
Long-lived Assets
China	$8,816	$10,201
United States	1,689	7,827
Hong Kong	591	576
	$11,096	$18,604

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Net Sales by Customer Area
United States	$281,989	$242,467	$448,842	$416,690
Europe	28,018	55,389	41,410	92,948
Canada	14,434	16,441	22,948	27,255
Hong Kong	1,354	414	2,095	1,210
Other	23,567	22,316	40,749	44,231
	$349,362	$337,027	$556,044	$582,334

Major Customers

Net sales to major customers for the three and nine months ended September 30, 2014 and 2015 were as follows (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2015		2014		2015
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales

Wal-Mart	$81,731	23.4%	$77,240	22.9%	$115,295	20.7%	$126,743	21.7%
Target	55,849	16.0	40,647	12.1	79,954	14.4	66,292	11.4
Toys ‘R’ Us	33,770	9.7	27,292	8.1	61,063	11.0	50,620	8.7
	$171,350	49.1%	$145,179	43.1%	$256,312	46.1%	$243,655	41.8%

No other customer accounted for more than 10% of the Company’s total net sales.

At December 31, 2014 and September 30, 2015, the Company’s three largest customers accounted for approximately 29.8% and 33.0% respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and capitalized warehouse costs, is valued at the lower of cost (first-in, first-out) or market, net of inventory obsolescence reserve, and consists of the following (in thousands):

	December 31, 2014	September 30, 2015

Raw materials	$1,040	$1,074
Finished goods	77,787	80,330
	$78,827	$81,404

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

The Company also participates in cooperative advertising arrangements with some customers, whereby it allows a discount from invoiced product amounts in exchange for customer purchased advertising that features the Company’s products. Typically, these discounts range from 1% to 10% of gross sales, and are generally based upon product purchases or specific advertising campaigns. Such amounts are accrued when the related revenue is recognized or when the advertising campaign is initiated. These cooperative advertising arrangements are accounted for as direct selling expenses.

The Company’s reserve for sales returns and allowances amounted to $24.5 million as of December 31, 2014, compared to $26.6 million as of September 30, 2015. This increase is primarily due to higher sales for the first nine months of 2015 offset in part by certain customers taking their year-end allowances related to 2014 sales during 2015.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Credit Facility

In March 2014, the Company and its domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (the “GE Loan Agreement”). The GE Loan Agreement, as amended, provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain accounts receivable and inventory. The amounts outstanding under the revolving credit facility are payable in full upon maturity of the revolving credit facility on March 27, 2019. The revolving credit facility is secured by a security interest in favor of the lender covering a substantial amount of the assets of the Company. As of September 30, 2015, the amount of outstanding borrowings on the revolving credit facility is $25.0 million and outstanding stand-by letters of credit totaled $8.1 million; the total excess borrowing capacity is approximately $9.4 million.

The Company’s ability to borrow under the GE Loan Agreement is also subject to its ongoing compliance with certain financial covenants, including that the Company and its domestic subsidiaries maintain a fixed charge coverage ratio of at least 1.2:1.0 based on the trailing four quarters.

The GE Loan Agreement allows the Company to borrow under the revolving credit facility at LIBOR or at a base rate, plus applicable margins of 225 basis point spread over LIBOR and 125 basis point spread on base rate loans. In addition to standard fees, the revolving credit facility has an unused line fee based on the unused amount of the credit facility, ranging from 25 to 50 basis points. As of September 30, 2015, the rate on the revolving credit facility was approximately 2.56%.

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

As of September 30, 2015, the Company was in compliance with the financial covenants under the GE Loan Agreement. In the event the Company fails to meet any of the financial covenants or any other covenants under the GE Loan Agreement in the future, the lender could declare an event of default, which could have a material adverse effect on the Company’s financial condition and results of operations.

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

Accounting Standards Codification ("ASC") 470-20, “Debt with Conversion and Other Options,” requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. In accordance with ASC 470-20, the Company allocated $13.7 million of the original $100.0 million principal amount of the 2014 Notes to the equity component, which represented a discount to the debt that was amortized to interest expense through November 1, 2014. Interest expense associated with the amortization of the discount was $0.3 million for the three months ended September 30, 2014, and $0.8 million for the nine months ended September 30, 2014.

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

The fair value of the 2018 Notes as of December 31, 2014 and September 30, 2015 was approximately $96.3 million and $106.9 million, respectively, based upon the most recent quoted market price. The fair value of the 2020 Notes as of December 31, 2014 and September 30, 2015 was approximately $100.9 million and $118.2 million, respectively, based upon the most recent quoted market price. The fair value of the convertible senior notes is considered to be a Level 2 measurement on the fair value hierarchy.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 — Income Taxes

The Company’s income tax expense of $1.7 million for the three months ended September 30, 2014 reflects an effective tax rate of 3.8%. The Company’s income tax expense of $1.4 million for the three months ended September 30, 2015 reflects an effective tax rate of 2.9%. The majority of the provision relates to foreign taxes.

The Company’s income tax expense of $2.5 million for the nine months ended September 30, 2014 reflects an effective tax rate of 11.9%. The Company’s income tax expense of $3.1 million for the nine months ended September 30, 2015 reflects an effective tax rate of 8.7%. The majority of the provision relates to foreign taxes.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 — Earnings Per Share

The following table is a reconciliation of the weighted average shares used in the computation of earnings per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2014			2015
	Income	Weighted Average Shares	Per-Share	Income	Weighted Average Shares	Per- Share
Earnings per share – basic
Net income available to common stockholders	$44,069	18,897	$2.33	$45,845	18,559	$2.47
Effect of dilutive securities:
Convertible senior notes	2,442	26,055		1,779	23,369
Unvested performance stock grants	—	—		—	409
Unvested restricted stock grants	—	200		—	225

Earnings per share – diluted
Net income available to common stockholders plus assumed exercises and conversion	$46,511	45,152	$1.03	$47,624	42,562	$1.12

	Nine Months Ended September 30,
	2014			2015
	Income	Weighted Average Shares	Per-Share	Income	Weighted Average Shares	Per- Share
Earnings per share – basic
Net income available to common stockholders	$18,711	20,721	$0.90	$32,584	18,929	$1.72
Effect of dilutive securities:
Convertible senior notes	5,456	19,063		5,516	23,369
Unvested performance stock grants	—	—		—	284
Unvested restricted stock grants	—	167		—	155
Earnings per share – diluted
Net income available to common stockholders plus assumed exercises and conversion	$24,167	39,951	$0.61	$38,100	42,737	$0.89

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of warrants, options and convertible debt to the extent they are dilutive). The weighted average number of common shares outstanding excludes shares repurchased pursuant to a prepaid forward share repurchase agreement (See Note 9). Common share equivalents that could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted earnings per share due to being anti-dilutive, totaled approximately 1,587,361 and 1,500,000 for the three months ended September 30, 2014 and 2015, respectively, and approximately 1,608,764 and 1,500,000 for the nine months ended September 30, 2014 and 2015, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Common Stock and Preferred Stock

The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.

In June 2014, the Company effectively repurchased 3,112,840 shares of its common stock at an average cost of $7.71 per share for an aggregate amount of $24.0 million pursuant to a prepaid forward share repurchase agreement entered into with Merrill Lynch International (“ML”). These repurchased shares are treated as retired for basic and diluted EPS purposes although they remain legally outstanding. The Company reflects the aggregate purchase price of its common shares repurchased as a reduction to stockholders’ equity classified as Treasury Stock. No shares have been delivered to the Company by ML as of September 30, 2015.

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

In June 2015, the Board of Directors authorized the repurchase of up to an aggregate of $30.0 million of the Company’s outstanding common stock and/or convertible notes (collectively, “securities”). The Company intends to retire any repurchased securities. As of September 30, 2015, the Company repurchased 774,033 shares of its common stock at an aggregate value of $7.0 million.

All issuances of common stock, including those issued pursuant to stock option and warrant exercises, restricted stock grants and acquisitions, are issued from the Company’s authorized but not issued and outstanding shares.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Business Combinations

In July 2012, the Company acquired all of the stock of Maui, Inc., an Ohio corporation, and related entities (collectively, “Maui”). The total initial consideration of $37.6 million consisted of $36.2 million in cash and the assumption of liabilities in the amount of $1.4 million. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $18.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria. The fair value of the expected earn-out of $16.0 million was accrued and recorded as goodwill as of the acquisition date. All future changes to the earn-out liability are to be credited to income. Maui did not achieve the prescribed earn-out targets for 2013 or 2014, therefore, $6.0 million and $5.9 million, respectively, was credited to other income in the fourth quarter of 2013 and third quarter of 2014. In addition, as of September 30, 2015, it was determined that Maui will not achieve the prescribed earn-out targets for 2015, accordingly, $5.6 million was credited to income in the third quarter of 2015. Maui is a leading manufacturer and distributor of spring and summer activity toys and impulse toys and was included in the Company’s results of operations from the date of acquisition.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 — Joint Ventures

The Company owns a fifty percent interest in a joint venture (“Pacific Animation Partners”) with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company. The joint venture was created to develop and produce a boys’ animated television show, which it licenses worldwide for television broadcast as well as consumer products. The Company produces and markets toys based upon the television program under a license from the joint venture, which has also licensed certain other merchandising rights to third parties. The Company is responsible for fifty percent of the operating expenses of the joint venture and thirty-one percent of the production costs of the television show. The joint venture completed and delivered 65 episodes of the show, which began airing in February 2012, and has since ceased production of the television show. The Company’s investment is being accounted for using the equity method. For the three months ended September 30, 2014 and 2015, the Company recognized income of nil and $0.1 million from the joint venture, respectively, including producer fees and royalty income from the joint venture in the amount of nil for both periods. For the nine months ended September 30, 2014 and 2015, the Company recognized income of $0.3 million and $0.1 million from the joint venture, respectively, including producer fees and royalty income from the joint venture in the amount of nil for both periods.

 As of December 31, 2014 and September 30, 2015, the balance of the investment in the Pacific Animation Partners joint venture includes the following components (in thousands):

	December 31,	September 30,
	2014	2015
Capital contributions	$3,856	$3,856
Equity in cumulative net loss	(3,856)	(3,856)
Investment in joint venture	$—	$—

 In September 2012, the Company entered into a joint venture (“DreamPlay Toys”) with NantWorks LLC (“NantWorks”) in which it owns a fifty percent interest. Pursuant to the operating agreement of DreamPlay Toys, the Company paid to NantWorks cash in the amount of $8.0 million and issued NantWorks a warrant to purchase 1.5 million shares of the Company’s common stock at a value of $7.0 million in exchange for the exclusive right to arrange for the provision of the NantWorks recognition technology platform for toy products. The Company has classified these rights as an intangible asset and is amortizing the asset over the anticipated revenue stream from the exploitation of these rights. The joint venture entered into a Toy Services Agreement (the “TSA”) with NantWorks with an initial term of three years expiring on October 1, 2015 and a renewal period at the option of the Company expiring October 1, 2018, subject to the achievement of certain financial targets, to develop and produce toys utilizing recognition technologies owned by NantWorks. Under the terms of the TSA, NantWorks is entitled to receive a preferred return based upon net sales of DreamPlay Toys product sales and third-party license fees. Pursuant to an amendment, the TSA was renewed to September 30, 2018 in exchange for $1.2 million payable to NantWorks over a two-year period, subject to the achievement of certain financial targets. The accrued preferred return for NantWorks was approximately $530,789 and $295,457 for the three months ended September 30, 2014 and 2015, respectively, and $614,753 and $359,452 for the nine months ended September 30, 2014 and 2015, respectively. The Company retains the financial risk of the joint venture and is responsible for the day-to-day operations, including development, sales and distribution, for which it is entitled to receive any remaining profit or is responsible for any losses, and the results of operations of the joint venture are consolidated with the Company’s results.

 In addition, the Company purchased for $7.0 million in cash a five percent economic interest in a related entity, DreamPlay, LLC, that will exploit the proprietary recognition technologies in non-toy consumer product categories. NantWorks has the right to repurchase the Company’s interest for $7.0 million. The Company has classified this investment as a long term asset on its balance sheet and is accounting for it using the cost method. As of September 30, 2015 the Company determined that the value of this investment will be realized and that no impairment has occurred.

In November 2014, the Company entered into a joint venture with Meisheng Culture & Creative Corp., for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that is expected to sell, distribute and market these products, which can include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys among others. The Company owns fifty-one percent of the joint venture.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12 — Goodwill

The changes to the carrying amount of goodwill as of December 31, 2014 and September 30, 2015 are as follows (in thousands):

	Traditional Toys and Electronics	Role Play, Novelty and Seasonal Toys	Total
Balance at December 31, 2014	$24,881	$19,611	$44,492
Adjustments to goodwill for foreign currency translation	(148)	—	(148)
Balance, September 30, 2015	$24,733	$19,611	$44,344

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If step one indicates that an impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. There was no goodwill impairment during the nine months ended September 30, 2014 and 2015.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Intangible Assets Other Than Goodwill and Other Assets

Intangible assets other than goodwill and other assets consist primarily of licenses, product lines, customer relationships and trademarks. Amortized intangible assets are included in Intangibles in the accompanying balance sheets. Trademarks are disclosed separately in the accompanying balance sheets. Debt offering costs from the issuance of the Company’s convertible senior notes are included in Other Long Term Assets in the accompanying balance sheets. Intangible assets and debt issuance costs as of December 31, 2014 and September 30, 2015 are as follows (in thousands, except for weighted useful lives):

		December 31, 2014			September 30, 2015
	Weighted	Gross			Gross
	Useful	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Years)

Amortized Intangible Assets:
Licenses	4.96	$91,488	$(85,113)	$6,375	$91,488	$(86,816)	$4,672
Product lines	5.82	66,594	(27,235)	39,359	67,794	(30,799)	36,995
Customer relationships	5.21	9,348	(7,831)	1,517	9,348	(8,246)	1,102
Trade names	5.00	3,000	(1,450)	1,550	3,000	(1,849)	1,151
Non-compete/Employment contracts	3.90	3,333	(3,230)	103	3,333	(3,256)	77
Total amortized intangible assets		173,763	(124,859)	48,904	174,963	(130,966)	43,997
Deferred Costs:
Debt issuance costs	4.00	14,923	(6,418)	8,505	15,110	(7,882)	7,228
Unamortized Intangible Assets:
Trademarks		2,308	—	2,308	2,308	—	2,308
Total Intangible Assets		$190,994	$(131,277)	$59,717	$192,381	$(138,848)	$53,533

Amortization expense related to limited life intangible assets and debt issuance costs was $3.7 million and $2.7 million for the three months ended September 30, 2014 and 2015, respectively, and $8.3 million and $7.6 million for the nine months ended September 30, 2014 and 2015, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14 — Comprehensive Income

The table below presents the components of the Company’s comprehensive income for the three and nine months ended September 30, 2014 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Net Income	$44,069	$45,845	$18,711	$32,584
Other comprehensive income (loss):
Foreign currency translation adjustment	(248)	(1,861)	241	(1,904)
Comprehensive income	$43,821	$43,984	$18,952	$30,680

Note 15 — Litigation

On July 25, 2013, a purported class action lawsuit was filed in the United States District Court for the Central District of California captioned Melot v. JAKKS Pacific, Inc. et al., Case No. CV13-05388 (JAK) against Stephen G. Berman, Joel M. Bennett (collectively the “Individual Defendants”), and the Company (collectively, “Defendants”). On July 30, 2013, a second purported class action lawsuit was filed containing similar allegations against Defendants captioned Dylewicz v. JAKKS Pacific, Inc. et al., Case No. CV13-5487 (OON). The two cases (collectively, the “Class Action”) were consolidated on December 2, 2013 under Case No. CV13-05388 JAK (SSx) and lead plaintiff and lead counsel appointed. On January 17, 2014, Plaintiff filed a consolidated class action complaint (the “First Amended Complaint”) against Defendants which alleged that the Company violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder by making false and/or misleading statements concerning Company financial projections and performance as part of its public filings and earnings calls from July 17, 2012 through July 17, 2013. Specifically, the First Amended Complaint alleged that the Company’s forward looking statements, guidance and other public statements were false and misleading for allegedly failing to disclose (i) certain alleged internal forecasts, (ii) the Company's alleged quarterly practice of laying off and rehiring workers, (iii) the Company's alleged entry into license agreements with guaranteed minimums the Company allegedly knew it was unable to meet; and (iv) allegedly poor performance of the Monsuno and Winx lines of products after their launch. The First Amended Complaint also alleged violations of Section 20(a) of the Exchange Act by Messrs. Berman and Bennett. The First Amended Complaint sought compensatory and other damages in an undisclosed amount as well as attorneys’ fees and pre-judgment and post-judgment interest. The Company filed a motion to dismiss the First Amended Complaint on February 17, 2014, and the motion was granted, with leave to replead. A Second Amended Complaint (“SAC”) was filed on July 8, 2014 and it set forth similar allegations to those in the First Amended Complaint about discrepancies between internal projections and public forecasts and the other allegations except that the claim with respect to guaranteed minimums that the Company allegedly knew it was unable to meet was eliminated. The Company filed a motion to dismiss the SAC and that motion was granted with leave to replead.  A Third Amended Complaint (“TAC”) was filed on March 23, 2015 with similar allegations. The Company filed a motion to dismiss the TAC and that motion was argued on July 22, 2015; after argument it was taken on submission and a decision has not been issued.  The foregoing is a summary of the pleadings and is subject to the text of the pleadings which are on file with the Court.  We believe that the claims in the Class Action are without merit, and we intend to defend vigorously against them. However, because the Class Action is in a preliminary stage, we cannot assure you as to its outcome, or that an adverse decision in such action would not have a material adverse effect on our business, financial condition or results of operations.

On February 25, 2014, a shareholder derivative action was filed in the Central District of California by Advanced Advisors, G.P. against the Company, nominally, and against Messrs. Berman, Bennett, Miller, Skala, Glick, Ellin, Almagor, Poulsen and Reilly and Ms. Brodsky (Advanced Partners, G.P., v. Berman, et al., CV14-1420 (DSF)).On March 6, 2014, a second shareholder derivative action alleging largely the same claims against the same defendants was filed in the Central District of California by Louisiana Municipal Police Employees Retirement System (Louisiana Municipal Police Employees Retirement System v, Berman et al., CV14-1670 (GHF). On April 17, 2014, the cases were consolidated under Case No. 2:14-01420-JAK (SSx) (the “Derivative Action”). On April 30, 2014, a consolidated amended complaint (“CAC”) was filed, which alleged (i) a claim for contribution under Sections 10(b) and 21(D) of the Securities Exchange Act related to allegations made in the Class Action; (ii) derivative and direct claims for alleged violations of Section 14 of the Exchange Act and Rule 14a-9 promulgated thereunder related to allegedly misleading statements about Mr. Berman’s compensation plan in the Company’s October 25, 2013 proxy statement; (iii) derivative claims for breaches of fiduciary duty related to the Company’s response to an unsolicited indication of interest from Oaktree Capital, stock repurchase, standstill agreement with the Clinton Group, and decisions related to the NantWorks joint venture; and (iv) claims against Messrs. Berman and Bennett for breach of fiduciary duty related to the Class Action. The CAC seeks compensatory damages, pre-judgment and post-judgment interest, and declaratory and equitable relief. The foregoing is a summary of the CAC and is subject to the text of the CAC, which is on file with the Court. A motion to dismiss the CAC or, in the alternative, to stay the CAC, was filed in May 2014. The Court granted the motion in part and denied the motion in part with leave for plaintiff to file an amended pleading. Plaintiff declined to do so. Accordingly, claims i, ii and iv have been dismissed and only the elements of claim iii not relating to the NantWorks joint venture remain. Thus, there are no surviving claims against Messrs. Poulsen, Reilly and Bennett and Ms. Brodsky and the Court approved the parties’ stipulation to strike their names as defendants in the CAC. Pleadings in response to the CAC were filed on October 30, 2014, which are on file with the Court. The matter was referred to mediation by the Court and the parties, at the mediation, reached an agreement in principle to resolve the action.  Thereafter the parties entered into a memorandum of such agreement, subject to Court approval.  A motion was filed seeking preliminary approval of the settlement and establishment of the procedure for final approval of the settlement; preliminary approval of the settlement was granted and a hearing regarding final approval of the proposed settlement and attorneys’ fees in connection therewith took place on November 2, 2015. At the hearing, the Judge indicated that he would approve the settlement with a formal order, and that he would take the attorneys’ fee issue under advisement.

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

The following table summarizes the total share-based compensation expense and related tax benefits recognized for the three and nine months ended September 30, 2014 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Restricted stock compensation expense	$359	$508	$997	$1,452
Tax benefit related to restricted stock compensation	$—	$—	$—	$—

 Stock option activity pursuant to the Plan for the nine months ended September 30, 2015 is summarized as follows:

	Plan Stock Options
	Number of Shares	Weighted Average Exercise Price
Outstanding and Exercisable, December 31, 2014	75,000	$20.69
Granted	—	—
Exercised	—	—
Cancelled	(75,000)	20.69
Outstanding and Exercisable, September 30, 2015	—	$—

Restricted stock award activity pursuant to the Plan for the nine months ended September 30, 2015 is summarized as follows:

	Restricted Stock Awards
		Weighted
		Average
	Number of	Grant
	Shares	Price

Outstanding, December 31, 2014	568,057	$6.54
Awarded	734,822	5.41
Released	(80,794)	7.10
Forfeited	(42,930)	6.32
Outstanding, September 30, 2015	1,179,155	$5.80

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

Goodwill, Trademarks (net) and Intangible assets amounted to $90.6 million as of September 30, 2015 and $95.7 million as of December 31, 2014.

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

Discrete Items for Income Taxes. A discrete tax expense of $606,000 related to the conclusion of the California income tax audits for the tax years 2008 to 2010, an adjustment in the overpayment account for Wisconsin, and a return to provision adjustment for state taxes was recognized during the nine months ended September 30, 2015. During this same period in 2014, we recognized a discrete tax benefit of $44,000 related to a reduction in the tax reserves resulting from closed statutes of limitation and a discrete tax expense of $15,000 related to a New York State income tax audit.

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

We accrue a tax reserve for additional income taxes, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of September 30, 2015 and December 31, 2014, our income tax reserves were approximately $2.2 million and $2.5 million, respectively. The $2.2 million balance primarily relates to the potential tax settlement in Hong Kong and adjustments in the area of withholding taxes.

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

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In April 2015, the FASB issued for public comment a proposed ASU to defer the effective date of ASU 2014-09 and in July 2015, affirmed its proposal to defer the effective date of the new revenue standard for all entities by one year. The mandatory adoption date of ASC 606 is now January 1, 2018. There are two methods of adoption allowed, either: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and has not yet determined the method by which we will adopt the standard in 2017.

In August 2014, the FASB amended the FASB Accounting Standards Codification and amended Subtopic 205-40, “Presentation of Financial Statements — Going Concern.” This amendment prescribes that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will become effective for our annual and interim reporting periods beginning January 1, 2017. Upon adoption we will use this guidance to evaluate going concern.

In April 2015, the FASB issued Accounting Standards Update 2015-03, “Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendment will be effective for our annual and interim reporting periods beginning January 1, 2016 and should be applied on a retrospective basis. The adoption of ASU 2015-03 will not have any impact on our results of operations, but will result in debt issuance costs being presented as a direct reduction from the carrying amount of debt liabilities. This standard will not have a material impact on our consolidated financial statements.

In August 2015, the FASB issued Accounting Standards Update 2015-15, “Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”). ASU 2015-15 codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line-of-credit arrangements as assets. The announcements were effective upon issuance. The adoption of ASU 2015-15 does not have any impact on our consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires inventory accounted for under the FIFO or average cost method to be measured using the lower of cost and net realizable value. The amendments are effective prospectively for fiscal years and for interim periods beginning after December 15, 2016. We are currently evaluating the impact of the pending adoption of ASU 2015-11 on the consolidated financial statements.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.9	69.0	71.9	69.3
Gross profit	27.1	31.0	28.1	30.7
Selling, general and administrative expenses	14.6	17.7	23.8	24.3
Income from operations	12.5	13.3	4.3	6.4
Income from joint ventures	—	—	0.1	0.3
Other income	1.7	1.6	1.1	1.0
Interest income	—	—	—	—
Interest expense	(1.1)	(0.9)	(1.6)	(1.6)
Income before provision for income taxes	13.1	14.0	3.9	6.1
Provision for income taxes	0.5	0.4	0.5	0.5
Net income	12.6	13.6	3.4	5.6
Net income (loss) attributable to non-controlling interests	—	—	—	—
Net income attributable to JAKKS Pacific, Inc.	12.6%	13.6%	3.4%	5.6%

The following unaudited table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015

Net Sales
Traditional Toys and Electronics	$173,785	$204,332	$258,872	$332,737
Role Play, Novelty and Seasonal Toys	175,577	132,695	297,172	249,597
	349,362	337,027	556,044	582,334
Cost of Sales
Traditional Toys and Electronics	124,299	144,405	185,614	235,252
Role Play, Novelty and Seasonal Toys	130,326	88,293	214,320	168,088
	254,625	232,698	399,934	403,340
Gross Profit
Traditional Toys and Electronics	49,486	59,927	73,258	97,485
Role Play, Novelty and Seasonal Toys	45,251	44,402	82,852	81,509
	$94,737	$104,329	$156,110	$178,994

Comparison of the Three Months Ended September 30, 2014 and 2015

Net Sales

Traditional Toys and Electronics. Net sales of our Traditional Toys and Electronics segment were $204.3 million for the three months ended September 30, 2015 compared to $173.8 million for the prior year period, representing an increase of $30.5 million, or 17.5%. The increase in net sales was primarily driven by an increase in unit sales of Disney Frozen® toddler dolls, Nintendo plush toys and figures, and Star Wars figures.

Role Play, Novelty and Seasonal Toys. Net sales of our Role Play, Novelty and Seasonal Toys were $132.7 million for the three months ended September 30, 2015 compared to $175.6 million for the prior year period, representing a decrease of $42.9 million, or 24.4%. The decrease in net sales was primarily due to lower unit sales of Marvel Halloween costumes, and lower unit sales of Frozen® role play and dress-up, and Halloween costumes.

Cost of Sales

Traditional Toys and Electronics. Cost of sales of our Traditional Toys and Electronics segment was $144.4 million, or 70.7% of related net sales for the three months ended September 30, 2015 compared to $124.3 million, or 71.5% of related net sales for the prior year period, representing an increase of $20.1 million, or 16.2%. The increase in cost of sales is directly a function of higher net sales, while the decrease as a percentage of net sales, year over year, is due to lower cost of goods partially offset by higher royalties and slightly higher depreciation of molds and tooling. The increase in royalties is driven by a shift in the product mix to products with relatively higher royalty rates. Our depreciation of molds and tools for the segment showed a slight increase from 2014 due to increased product tooling driven by new product introductions.

Role Play, Novelty and Seasonal Toys. Cost of sales of our Role Play, Novelty and Seasonal Toys segment was $88.3 million, or 66.5% of related net sales for the three months ended September 30, 2015 compared to $130.3 million, or 74.2% of related net sales for the prior year period, representing a decrease of $42.0 million, or 32.2%. The decrease in cost of sales is directly a function of lower net sales. The decrease as a percentage of net sales, year-over-year, is due to improved costing and a lower royalty percentage. The decrease in royalties is driven by a shift in the product mix to products with relatively lower royalty rates. Our depreciation of molds and tools for the segment showed a decline from 2014 due to leveraging of existing tooling.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $59.7 million for the three months ended September 30, 2015 and $50.9 million for the prior year period constituting 17.7% and 14.6% of net sales, respectively. Selling, general and administrative expenses increased by $8.8 million from the prior year period driven by increases in contractual media spend, bonus expense, cooperative advertising, legal and temporary labor.

Income from joint ventures

We recognized $60,380 of income for funds received in 2015 related to our Pacific Animation Partners’ joint venture.

Other Income

We recognized $5.6 million of income related to the adjustment in the Maui earnout liability resulting from earnout targets not being met in 2015. In 2014 Maui earnout targets were not met and we recognized $5.9 million of income. No Maui earnout liabilities remain after December 31, 2015.

Interest Expense

Interest expense was $3.1 million in the three months ended September 30, 2015, as compared to $4.0 million in the prior period. The decrease is due to the repayment of our convertible senior notes payable due in 2014.  In the three months ended September 30, 2015, we booked interest expense of $2.7 million related to our convertible senior notes payable due in 2018 and 2020, and $0.4 million related to our revolving credit facility. In the three months ended September 30, 2014, we booked interest expense of $3.7 million related to our convertible senior notes payable due in 2014, 2018 and 2020, $0.2 million related to our revolving credit facility, $0.1 million related to the interest component of our Maui acquisition earn out payment

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $1.4 million, or an effective tax rate of 2.9%, for the three months ended September 30, 2015. During the comparable period in 2014, our income tax expense was $1.7 million, or an effective tax rate of 3.8%.

 Comparison of the Nine Months Ended September 30, 2014 and 2015

Net Sales

Traditional Toys and Electronics. Net sales of our Traditional Toys and Electronics segment were $332.7 million for the nine months ended September 30, 2015 compared to $258.9 million for the prior year period, representing an increase of $73.8 million, or 28.5%. The increase in net sales was primarily driven by an increase in unit sales of Disney Frozen® toddler dolls, Nintendo plush toys and figures, Star Wars figures, Disney Princess dolls, Cinderella and Fairies, Funnoodle water toys and licensed foot-to-floor ride-ons and wagons.

Role Play, Novelty and Seasonal Toys. Net sales of our Role Play, Novelty and Seasonal Toys were $249.6 million for the nine months ended September 30, 2015 compared to $297.2 million for the prior year period, representing a decrease of $47.6 million, or 16.0%. The decrease in net sales was primarily driven by lower unit sales of Marvel Halloween costumes, and lower unit sales of Frozen® role play and dress-up, and Halloween costumes.

Cost of Sales

Traditional Toys and Electronics. Cost of sales of our Traditional Toys and Electronics segment was $235.3 million, or 70.7% of related net sales for the nine months ended September 30, 2015 compared to $185.6 million, or 71.7% of related net sales for the prior year period, representing an increase of $49.7 million, or 26.8%. The increase in cost of sales is directly a function of higher net sales, while the decrease as a percentage of net sales is due to savings in product costing, offset in part by higher royalties in the first nine months of 2015 compared to the prior year. The increase in royalties is driven by a shift in the product mix to products with relatively higher royalty rates. Our depreciation of molds and tools for the segment showed a slight increase from 2014 due an increase in products.

Role Play, Novelty and Seasonal Toys. Cost of sales of our Role Play, Novelty and Seasonal Toys segment was $168.1 million, or 67.3% of related net sales for the nine months ended September 30, 2015 compared to $214.3 million, or 72.1% of related net sales for the prior year period, representing a decrease of $46.2 million, or 21.6%. The decrease in cost of sales is directly a function of lower net sales, while the decrease as a percentage of net sales is due to savings in product costing in 2015, lower royalties and competitively priced products sold in 2014. The decrease in royalties is driven by the drop-off of the Marvel license and shift in the product mix to products with relatively lower royalty rates. Our depreciation of molds and tools for the segment showed a decrease from 2014 due to lower unit sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $141.6 million for the nine months ended September 30, 2015 and $132.0 million for the same period in 2014 constituting 24.3% and 23.8% of net sales, respectively. Selling, general and administrative expenses increased by $9.6 million from the prior year period primarily due to higher bonus expense, higher temporary labor cost, and higher expenses related to the move into new corporate offices in 2015, as well as increases in contractual media spend, cooperative advertising and legal expense.

Income from joint ventures

We recognized $1.7 million of income for funds received in 2015 related to our former video game joint venture in partial settlement of amounts owed to the Company when our joint venture partner was liquidated pursuant to their 2012 bankruptcy filing. It is not known if any additional funds will be received by us.

Other Income

We recognized $5.6 million of income related to the adjustment in the Maui earnout liability resulting from earnout targets not being met in 2015. In 2014 Maui earnout targets were not met and we recognized $5.9 million of income. No Maui earnout liabilities remain after December 31, 2015.

Interest Income

Interest income was $0.1 million for the nine months ended September 30, 2015 and 2014.

Interest Expense

Interest expense was $9.2 million in the nine months ended September 30, 2015, as compared to $9.2 million in the prior period. In the nine months ended September 30, 2015, we booked interest expense of $8.5 million related to our convertible senior notes payable due in 2018 and 2020 and $0.7 million related to our revolving credit facility. In the nine months ended September 30, 2014, we booked interest expense of $8.2 million related to our convertible senior notes payable due in 2014, 2018 and 2020, $0.6 million related to our revolving credit facility, $0.2 million related to the interest component of our Maui acquisition earn out payment and $0.2 million related to uncertain tax positions taken or expected to be taken in a tax return.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $3.1 million, or an effective tax rate of 8.7%, for the nine months ended September 30, 2015. During the comparable period in 2014, our income tax expense was $2.5 million, or an effective tax rate of 11.9%.

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

Liquidity and Capital Resources

As of September 30, 2015 we had working capital of $271.6 million, compared to $246.2 million as of December 31, 2014. The increase was primarily attributable to operating income for the nine months ended September 30, 2015 and a seasonably higher accounts receivable balance, partially offset by a higher accounts payable balance.

    Operating activities provided net cash of $10.1 million in the nine months ended September 30, 2015, as compared to using net cash of $105.2 million in the prior year period. Net cash was primarily impacted by an increase in accounts receivable and a decrease in accrued expenses, partially offset by an increase in accounts payable.  Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 80 days as of September 30, 2015, compared to 80 days as of September 30, 2014. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of September 30, 2015, we had cash and cash equivalents of $81.2 million.

    Our investing activities used net cash of $18.4 million in the nine months ended September 30, 2015, as compared to $7.9 million in the prior year period, consisting primarily of cash paid for leasehold improvements and furniture for our new corporate headquarters ($5.5 million) and the purchase of molds and tooling used in the manufacture of our products ($8.1 million). As of September 30, 2015, we received $3.0 million in reimbursements for tenant improvements and have received an additional $0.3 million in October 2015. Such reimbursements are treated as free rent for accounting purposes and amortized over the term of the lease. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 16% payable on net sales of such products. As of September 30, 2015, these agreements required future aggregate minimum guarantees of $77.8 million, exclusive of $17.5 million in advances already paid. Of this $77.8 million future minimum guarantee, $29.1 million is due over the next twelve months.

    Our financing activities provided net cash of $17.8 million in the nine months ended September 30, 2015, as compared to providing $84.6 million of cash in the prior year period, primarily consisting of proceeds from credit facility borrowings.

In July 2012, we acquired all of the stock of Maui, Inc., an Ohio corporation, and related entities (collectively, “Maui”). The initial cash consideration totaled $36.2 million. In addition, we agreed to pay an earn-out of up to an aggregate amount of $18.0 million in cash over the three calendar years following the acquisition based upon the achievement of certain financial performance criteria, which has been accrued and recorded as goodwill as of the acquisition date. All future changes to the earn-out liability will be credited to income. Maui did not achieve the prescribed earn-out targets for 2013 and 2014, therefore, $6.0 million and $5.9 million, respectively, was credited to other income in the fourth quarter of 2013 and the third quarter of 2014, respectively. In addition, as of September 30, 2015, it was determined that Maui will not achieve the prescribed earn-out targets for 2015, accordingly, $5.6 million was credited to income in the third quarter of 2015. Maui is a leading manufacturer and distributor of spring and summer activity toys and impulse toys and was included in our results of operations from the date of acquisition.

In March 2014, we, and our domestic subsidiaries, entered into a secured credit facility with General Electric Capital Corporation (the “GE Loan Agreement”). The GE Loan Agreement, as amended, provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain accounts receivable and inventory. The amounts outstanding under the revolving credit facility are payable in full upon maturity of the revolving credit facility on March 27, 2019. The revolving credit facility is secured by a security interest in favor of the lender covering a substantial amount of the assets of the Company. As of September 30, 2015, the amount outstanding borrowings on the revolving credit facility are $25.0 million and outstanding stand-by letters of credit totaled $8.1 million; the total excess borrowing capacity was approximately $9.4 million.

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

We believe that our cash flows from operations, cash and cash equivalents on hand and the availability under our credit facility will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future and due to the seasonality of our business, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. As of December 31, 2014 and September 30, 2015, we held cash and short term investments held by our foreign subsidiaries of $60.8 million and $70.6 million, respectively. Although a significant portion of our cash is held by our foreign subsidiaries off-shore, we intend to finance our long-term liquidity requirements out of net cash provided by operations and net cash and cash equivalents and availability under our credit facility. As of September 30, 2015, we do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We issued convertible senior notes in principal amount of $100.0 million with a fixed interest rate of 4.25% per annum in July 2013 and $115.0 million principal amount of senior notes with a fixed interest rate of 4.875% per annum in June 2014, all of which remain outstanding as of September 30, 2015. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates on these issuances.

Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility (see Note 5 - Credit Facility in the accompanying notes to the consolidated financial statements for additional information). Borrowings under the revolving credit facility bear interest at a variable rate based on Prime Lending Rate or LIBOR Rate at the option of the Company. For Prime Lending Rate loans, the interest rate is equal to the highest of (i) the Federal Funds Rate plus a margin of 0.50%, (ii) the rate last quoted by The Wall Street Journal as the “Prime Rate,” or (iii) the sum of a LIBOR rate plus 1.00%, plus a margin of 2.25%. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin of 2.25%. Borrowings under the revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the nine months ended September 30, 2015, the maximum amount borrowed under the revolving credit facility was $25.0 million and the average amount of borrowings outstanding was $5.0 million. As of September 30, 2015, the amount of total borrowings outstanding under the revolving credit facility was $25.0 million. If the prevailing market interest rates relative to these borrowings increased by 10%, our interest expense during the period ended September 30, 2015 would have increased by less than $0.1 million.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On July 25, 2013, a purported class action lawsuit was filed in the United States District Court for the Central District of California captioned Melot v. JAKKS Pacific, Inc. et al., Case No. CV13-05388 (JAK) against Stephen G. Berman, Joel M. Bennett (collectively the “Individual Defendants”), and the Company (collectively, “Defendants”). On July 30, 2013, a second purported class action lawsuit was filed containing similar allegations against Defendants captioned Dylewicz v. JAKKS Pacific, Inc. et al., Case No. CV13-5487 (OON). The two cases (collectively, the “Class Action”) were consolidated on December 2, 2013 under Case No. CV13-05388 JAK (SSx) and lead plaintiff and lead counsel appointed. On January 17, 2014, Plaintiff filed a consolidated class action complaint (the “First Amended Complaint”) against Defendants which alleged that the Company violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder by making false and/or misleading statements concerning Company financial projections and performance as part of its public filings and earnings calls from July 17, 2012 through July 17, 2013. Specifically, the First Amended Complaint alleged that the Company’s forward looking statements, guidance and other public statements were false and misleading for allegedly failing to disclose (i) certain alleged internal forecasts, (ii) the Company's alleged quarterly practice of laying off and rehiring workers, (iii) the Company's alleged entry into license agreements with guaranteed minimums the Company allegedly knew it was unable to meet; and (iv) allegedly poor performance of the Monsuno and Winx lines of products after their launch. The First Amended Complaint also alleged violations of Section 20(a) of the Exchange Act by Messrs. Berman and Bennett. The First Amended Complaint sought compensatory and other damages in an undisclosed amount as well as attorneys’ fees and pre-judgment and post-judgment interest. The Company filed a motion to dismiss the First Amended Complaint on February 17, 2014, and the motion was granted, with leave to replead. A Second Amended Complaint (“SAC”) was filed on July 8, 2014 and it set forth similar allegations to those in the First Amended Complaint about discrepancies between internal projections and public forecasts and the other allegations except that the claim with respect to guaranteed minimums that the Company allegedly knew it was unable to meet was eliminated. The Company filed a motion to dismiss the SAC and that motion was granted with leave to replead.  A Third Amended Complaint (“TAC”) was filed on March 23, 2015 with similar allegations. The Company filed a motion to dismiss the TAC and that motion was argued on July 22, 2015; after argument it was taken on submission and a decision has not been issued.  The foregoing is a summary of the pleadings and is subject to the text of the pleadings which are on file with the Court.  We believe that the claims in the Class Action are without merit, and we intend to defend vigorously against them. However, because the Class Action is in a preliminary stage, we cannot assure you as to its outcome, or that an adverse decision in such action would not have a material adverse effect on our business, financial condition or results of operations.

On February 25, 2014, a shareholder derivative action was filed in the Central District of California by Advanced Advisors, G.P. against the Company, nominally, and against Messrs. Berman, Bennett, Miller, Skala, Glick, Ellin, Almagor, Poulsen and Reilly and Ms. Brodsky (Advanced Partners, G.P., v. Berman, et al., CV14-1420 (DSF)).On March 6, 2014, a second shareholder derivative action alleging largely the same claims against the same defendants was filed in the Central District of California by Louisiana Municipal Police Employees Retirement System (Louisiana Municipal Police Employees Retirement System v, Berman et al., CV14-1670 (GHF). On April 17, 2014, the cases were consolidated under Case No. 2:14-01420-JAK (SSx) (the “Derivative Action”). On April 30, 2014, a consolidated amended complaint (“CAC”) was filed, which alleged (i) a claim for contribution under Sections 10(b) and 21(D) of the Securities Exchange Act related to allegations made in the Class Action; (ii) derivative and direct claims for alleged violations of Section 14 of the Exchange Act and Rule 14a-9 promulgated thereunder related to allegedly misleading statements about Mr. Berman’s compensation plan in the Company’s October 25, 2013 proxy statement; (iii) derivative claims for breaches of fiduciary duty related to the Company’s response to an unsolicited indication of interest from Oaktree Capital, stock repurchase, standstill agreement with the Clinton Group, and decisions related to the NantWorks joint venture; and (iv) claims against Messrs. Berman and Bennett for breach of fiduciary duty related to the Class Action. The CAC seeks compensatory damages, pre-judgment and post-judgment interest, and declaratory and equitable relief. The foregoing is a summary of the CAC and is subject to the text of the CAC, which is on file with the Court. A motion to dismiss the CAC or, in the alternative, to stay the CAC, was filed in May 2014. The Court granted the motion in part and denied the motion in part with leave for plaintiff to file an amended pleading. Plaintiff declined to do so. Accordingly, claims i, ii and iv have been dismissed and only the elements of claim iii not relating to the NantWorks joint venture remain. Thus, there are no surviving claims against Messrs. Poulsen, Reilly and Bennett and Ms. Brodsky and the Court approved the parties’ stipulation to strike their names as defendants in the CAC. Pleadings in response to the CAC were filed on October 30, 2014, which are on file with the Court. The matter was referred to mediation by the Court and the parties, at the mediation, reached an agreement in principle to resolve the action.  Thereafter the parties entered into a memorandum of such agreement, subject to Court approval.  A motion was filed seeking preliminary approval of the settlement and establishment of the procedure for final approval of the settlement; preliminary approval of the settlement was granted and a hearing regarding final approval of the proposed settlement and attorneys’ fees in connection therewith took place on November 2, 2015. At the hearing, the Judge indicated that he would approve the settlement with a formal order, and that he would take the attorneys’ fee issue under advisement.

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

Historically, we have experienced growth in our product lines through acquisitions of businesses, products and licenses. This growth in product lines has contributed significantly to our total revenues over the last few years. For example, revenues associated with companies we acquired since 2008 were approximately $422.2 million for the year ended December 31, 2014, and $351.1 million for the nine months ended September 30, 2015, respectively, representing 52.1% and 60.3% of our total revenues for those periods. As a result, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

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

Our three largest customers accounted for 47.4% and 41.8% of our net sales for the year ended December 31, 2014 and the nine months ended September 30, 2015, respectively. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers and pursuant to the terms of certain of our vendor agreements, even some purchase orders may be cancelled without penalty up until delivery. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory could also adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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

We sell products and operate facilities in numerous countries outside the United States. For the year ended December 31, 2014 and nine months ended September 30, 2015, sales to our international customers comprised approximately 19.3% and 28.4%, respectively, of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers, located principally in China, and are subject to the risks normally associated with international operations, including:

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

Item 6. Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated By-Laws of the Company (2)
4.1	Indenture dated July 24, 2013 by and between the Registrant and Wells Fargo Bank, N.A (4)
4.2	Form of 4.25% Senior Convertible Note (3)
4.3	Credit Agreement dated as of March 27, 2014 by and among Registrant and its US wholly-owned subsidiaries and General Electric Capital Corporation (4)
4.4	Revolving Loan Note dated March 27, 2014 by Registrant and its US wholly-owned subsidiaries in favor of General Electric Capital Corporation (4)
4.5	Indenture dated June 9, 2014 by and between the Registrant and Wells Fargo Bank, N.A (5)
4.6	Form of 4.875% Senior Convertible Note (5)
4.7	Fourth Amendment to Credit Agreement dated as of June 5, 2015 among Registrant and its US wholly-owned subsidiaries and General Electric Capital Corporation (6)
10.1	Cooperation Agreement dated as of September 25, 2015 between Registrant, Oasis Management Company Ltd. and, solely for the purposes of Section 8(b) therein, Alexander Azim Shoghi (7)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (8)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (8)
32.1	Section 1350 Certification of Chief Executive Officer (8)
32.2	Section 1350 Certification of Chief Financial Officer (8)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011 and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed July 24, 2013 and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference.
(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2014 and incorporated herein by reference.
(6)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 16, 2015 and incorporated herein by reference.
(7)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 29, 2015 and incorporated herein by reference.

(8)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: November 9, 2015	By:	/s/ JOEL M. BENNETT
Joel M. Bennett
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Item 6. Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated By-Laws of the Company (2)
4.1	Indenture dated July 24, 2013 by and between the Registrant and Wells Fargo Bank, N.A (4)
4.2	Form of 4.25% Senior Convertible Note (3)
4.3	Credit Agreement dated as of March 27, 2014 by and among Registrant and its US wholly-owned subsidiaries and General Electric Capital Corporation (4)
4.4	Revolving Loan Note dated March 27, 2014 by Registrant and its US wholly-owned subsidiaries in favor of General Electric Capital Corporation (4)
4.5	Indenture dated June 9, 2014 by and between the Registrant and Wells Fargo Bank, N.A (5)
4.6	Form of 4.875% Senior Convertible Note (5)
4.7	Fourth Amendment to Credit Agreement dated as of June 5, 2015 among Registrant and its US wholly-owned subsidiaries and General Electric Capital Corporation (6)
10.1	Cooperation Agreement dated as of September 25, 2015 between Registrant, Oasis Management Company Ltd. and, solely for the purposes of Section 8(b) therein, Alexander Azim Shoghi (7)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (8)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (8)
32.1	Section 1350 Certification of Chief Executive Officer (8)
32.2	Section 1350 Certification of Chief Financial Officer (8)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011 and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed July 24, 2013 and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference.
(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2014 and incorporated herein by reference.
(6)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 16, 2015 and incorporated herein by reference.
(7)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 29, 2015 and incorporated herein by reference.

(8)	Filed herewith.