Form 10-K
period 2015-12-31
JAKKS PACIFIC INC
filed 2016-03-15
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-28104

JAKKS PACIFIC, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4527222
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2951 28th St.
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
(Do not check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value per share) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on June 30, 2015 of $9.89) is $195,081,288.

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 20,340,388 as of March 14, 2016.

Documents Incorporated by Reference

None.

JAKKS PACIFIC, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year ended December 31, 2015

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

Traditional Toys and Electronics

●	Action figures and accessories, including licensed characters, principally based on Batman, Star Wars, and Nintendo ® franchises;

●	Toy vehicles, including Max Tow, Road Champs®, Fly Wheels® and MXS® toy vehicles and accessories;

●	Electronics products, including Spy Net® spy products, Plug It In & Play TV Games™ video games based on popular brands;

●
Dolls and accessories, including small dolls, large dolls, fashion dolls and baby dolls based on licenses, including Disney Frozen ,  Disney Princess®, Disney Fairies®, infant and pre-school toys based on PBS’s Daniel Tiger’s Neighborhood;

●	Private label products as “exclusives” for a myriad of retail customers in many product categories;

●	Foot-to-floor ride-on toys based on Fisher Price®, Kawasaki®, and DC Comics®, inflatable environments, tents and wagons; and

●	Pet products, including toys, consumables, and accessories, branded JAKKS Pets® and American Classics™ , among others.

Role Play, Novelty and Seasonal Toys

●
Role play, dress-up, pretend play and novelty products for boys and girls based on well-known brands and entertainment properties such as  Disney Frozen, Black & Decker ®, McDonald’s ®, Dirt Devil ®, Disney Princess ®, Disney Fairies® and Dora the Explorer ®, as well as those based on our own proprietary brands;

●
Indoor and outdoor kids’ furniture, activity trays and tables and room décor; kiddie pools, seasonal and outdoor products, including those based on Crayola®, Disney® characters and more, and Funnoodle ® pool floats;

●
Halloween and everyday costumes for all ages based on licensed and proprietary non-licensed brands, including Spiderman®, Toy Story®, Sesame Street®, Power Rangers®¸Hasbro® brands and Disney’s Frozen, Disney Princess®, and related Halloween accessories; and

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

We sell our products through our in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, toy specialty stores and wholesalers. Our three largest customers are Wal-Mart, Target, and Toys ‘R’ Us, which accounted for approximately 21.9%, 13.0% and 9.5%, respectively, of our net sales in 2015. No other customer accounted for more than 10.0% of our net sales in 2015.

Our Growth Strategy

 In 2014 and 2015, we generated net sales of $810.1 million and $745.7 million, respectively, and net income of $21.5 million in 2014 and $23.2 million in 2015. Approximately 7.8% and 8.6% of our net sales in 2014 and 2015, respectively, were attributable to our acquisitions since 2011. Key elements of our growth strategy include:

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

●       Acquire Additional Character and Product Licenses.    We have acquired the rights to use many familiar brand and character names and logos from third parties that we use with our primary trademarks and brands. Currently, among others, we have license agreements with Nickelodeon ®, Disney ®, and Warner Bros.®, as well as with the licensors of the many popular licensed children’s characters previously mentioned, among others. We intend to continue to pursue new licenses from these entertainment and media companies and other licensors. We also intend to continue to purchase additional inventions and product concepts through our existing network of inventors and product developers.

●       Expand International Sales.    We believe that foreign markets, especially Europe, Australia, Canada, Latin America and Asia, offer us significant growth opportunities. In 2015, our sales generated outside the United States were approximately $203.6 million, or 27.3% of total net sales. We intend to continue to expand our international sales and in 2015 opened sales offices and further expanded distribution agreements in Latin America and Europe to capitalize on our experience and our relationships with foreign distributors and retailers. We expect these initiatives to contribute to our international growth in 2016.

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

Industry Overview

According to Toy Industry Association, Inc., the leading toy industry trade group, the United States is the world’s largest toy market, followed by Japan and Western Europe. Total retail sales of toys, excluding video games, in the United States, were approximately $19.5 billion in 2015. We believe the two largest United States toy companies, Mattel and Hasbro, collectively hold a dominant share of the domestic non-video toy market. In addition, hundreds of smaller companies compete in the design and development of new toys, the procurement of character and product licenses, and the improvement and expansion of previously introduced products and product lines.

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

Products

We focus our business on acquiring or licensing well-recognized trademarks or brand names, and we seek to acquire evergreen brands which are less subject to market fads or trends. Generally, our license agreements for products and concepts call for royalties ranging from 1% to 20% of net sales, and some may require minimum guarantees and advances. Our principal products include:

Traditional Toys and Electronics

Electronics Products

Our electronic products category includes our Plug It In & Play TV Games®, Hero Portal, SpyNet Spy products and Laser Challenge® product lines. Our current Plug It In & Play TV Games® titles, geared to the leisure gamer segments, feature licensed brands such as Teenage Mutant Ninja Turtles.

Wheels Products

Motorized and plastic toy vehicles and accessories.

Our extreme sports offerings include our MXS line of motorcycles with generic and well-known riders and other vehicles include off-road vehicles and skateboards, which are sold individually and with playsets and accessories. In 2014, we launched our proprietary line of motorized vehicles under the brand Max Tow™, and in 2015, we expanded the product line to include higher performance versions as well as mini size vehicles and play sets under the Max Mini line.

Action Figures and Accessories

We currently develop, manufacture and distribute other action figures and action figure accessories including those based on Star Wars®, and Batman®, capitalizing on the expertise we built in the action figure category.

Our line of big figures featuring our 31” figures including Superman®, Power Rangers® and Star Wars® to include an assortment of 20” figures as well as 48” Teenage Mutant Ninja Turtles figures and Star Wars figures.

Dolls

Dolls and accessories include small dolls, large dolls, fashion dolls and baby dolls based on licenses, including Disney’s Frozen, Disney Princess®, Disney Fairies®, including an extensive line of baby doll accessories that emulate real baby products that mothers today use; plush, infant and pre-school toys, and private label fashion dolls for other retailers and sold to Disney Stores and Disney Parks and Resorts.

In 2013, we launched miWorld®, a line of mall-based playhouse elements featuring Claire’s, Skechers and O.P.I. among others which incorporates DreamPlay technology adding a virtual experience to a physical toy and expanded the product line to include additional retail brands and updates of the app.

Pet Products

Our Pet Products category includes pet toys, treats, beds, clothes and related pet products. These products are marketed under JAKKS Pets® and our own proprietary brand of assorted pet products under the brand American Classics ® among others as well as licenses including numerous entertainment and consumer product properties.

Role Play, Novelty & Seasonal

Role Play and Dress-up Products

Our line of role play and dress-up products for boys and girls features entertainment and consumer products properties such as  Disney’s Frozen, Disney Princess®, Disney Fairies®, Dora the Explorer® , and Black & Decker®. These products generated a significant amount of sales in 2014 and 2015.

Seasonal/ Outdoor Products

We have a wide range of seasonal toys and outdoor and leisure products including our recently acquired Maui line of proprietary products including Sky Ball and Wave Hoop among other outdoor toys. Our Funnoodle® pool toys include the basic Funnoodle pool floats and a variety of other pool toys.

Indoor and Outdoor Kids’ Furniture

We produce an extensive array of licensed indoor and outdoor kids' furniture and activity tables, and room decor. Our licensed portfolio includes character licenses, including Crayola®, Disney Princess®, Toy Story ®, Mickey Mouse®, Dora the Explorer®, and others. Products include children’s puzzle furniture, tables and chairs to activity sets, trays, stools and a line of licensed molded kiddie pools, among others.

Halloween and Everyday Costume Play

We produce an expansive and innovative line of Halloween costumes and accessories which includes a wide range of non-licensed Halloween costumes such as horror, pirates, historical figures and aliens to animals, vampires, angels and more, as well as popular licensed characters from top intellectual property owners including Disney®, Hasbro®, Sesame Workshop®, Mattel®, and many others. In 2016, we will be adding new licenses including Lego brands.

DreamPlay Technology

 In September 2012, we formed a joint venture with NantWorks LLC called DreamPlay Toys LLC to exploit their patented recognition technologies in conjunction with toy and consumer products. In 2013, we launched two lines of toy products which utilize the technologies to enhance the play pattern of the toys as well as enhance the in-store experience of the consumer. The first product line was based on Disney’s Little Mermaid followed by our propriety concept, miWorld®. Both product lines were accompanied by a software application which brings the toy products to life adding a rich virtual experience to a physical experience. In 2015, we released updates to these apps as well as launched several other toys with application based product lines.

Sales, Marketing and Distribution

We sell all of our products through our own in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, toy specialty stores and wholesalers. Our three largest customers are Wal-Mart, Target, and Toys ‘R’ Us, which accounted for approximately 47.4% of our net sales in 2014 and 44.4% of our net sales in 2015. With the JAKKS Pets® product line, we distribute pet products to key pet supply retailers Petco and PetSmart in addition to many other pet retailers and our existing customers. We generally sell products to our customers pursuant to letters of credit or, in some cases, on open account with payment terms typically varying from 30 to 90 days. From time to time, we allow our customers credits against future purchases from us in order to facilitate their retail markdown and sales of slow-moving inventory. We also sell our products through e-commerce sites, including Toysrus.com and Amazon.com.

We contract the manufacture of most of our products to unaffiliated manufacturers located in The People’s Republic of China (“China”). We sell the finished products on a letter of credit basis or on open account to our customers, many of whom take title to the goods in Hong Kong or China. These methods allow us to reduce certain operating costs and working capital requirements. A portion of our sales originate in the United States, so we hold certain inventory in our warehouses and fulfillment facilities. To date, a majority of all of our sales has been to domestic customers. We intend to continue expanding distribution of our products into foreign territories and, accordingly, we have:

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

Outside of the United States, we currently sell our products primarily in Europe, Australia, Canada, Latin America and Asia. Sales of our products abroad accounted for approximately $156.6 million, or 19.3% of our net sales, in 2014 and approximately $203.6 million, or 27.3% of our net sales, in 2015. We believe that foreign markets present an attractive opportunity, and we plan to intensify our marketing efforts and further expand our distribution channels abroad.

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

The principal raw materials used in the production and sale of our toy products are plastics, zinc alloy, plush, printed fabrics, paper products and electronic components, all of which are currently available at reasonable prices from a variety of sources. Although we do not manufacture our products, we own the majority of the tools, dyes and molds used in the manufacturing process, and these are transferable among manufacturers if we choose to employ alternative manufacturers. Tools, dyes and molds represent a substantial portion of our property and equipment with a net book value of $8.8 million in 2014 and $10.2 million in 2015; substantially all of these assets are located in China.

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

Seasonality and Backlog

In 2015, approximately 67.1% of our net sales were made in the third and fourth quarters. Generally, the first quarter is the period of lowest shipments and sales in our business and in the toy industry and therefore it is also the least profitable quarter due to various fixed costs. Seasonality factors may cause our operating results to fluctuate significantly from quarter to quarter. However, our seasonal products are primarily sold in the spring and summer seasons. Our results of operations may also fluctuate as a result of factors such as the timing of new products (and related expenses) introduced by us or our competitors, the advertising activities of our competitors, delivery schedules set by our customers and the emergence of new market entrants. We believe, however, that the low retail price of most of our products may be less subject to seasonal fluctuations than higher priced toy products.

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

Employees

As of February 29, 2016, we employed 775 persons, all of whom are full-time employees, including three executive officers. We employed 364 people in the United States, 11 people in Canada, 262 people in Hong Kong, 118 people in China, 16 people in the United Kingdom, 1 person in France, and 3 people in Germany. We believe that we have good relationships with our employees. None of our employees are represented by a union.

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

Our Corporate Information

We were formed as a Delaware corporation in 1995. Our principal executive offices are located at 2951 28th Street, Santa Monica, California 90405. Our telephone number is (424) 268-9444 and our Internet Website address is www.jakks.com. The contents of our website are not incorporated in or deemed to be a part of this Annual Report on Form 10-K.

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

Historically, we have experienced growth in our product lines through acquisitions of businesses, products and licenses. This growth in product lines has contributed significantly to our total revenues over the last few years. For example, revenues associated with companies we acquired since 2011 were approximately $63.4 million and $64.0 million, in 2014 and 2015, respectively, representing approximately 7.8% and 8.6%, respectively, of our total revenues for those periods. As a result, even though we had no acquisitions since 2012, comparing our future period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

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

Our three largest customers accounted for 44.4% of our net sales in 2015. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers and pursuant to the terms of certain of our vendor agreements, even some purchase orders may be cancelled without penalty up until delivery. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, and changes in other terms of sale or for us to bear the risks and the cost of carrying inventory could also adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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

We sell products and operate facilities in numerous countries outside the United States. Sales to our international customers comprised approximately 27.3% of our net sales for the year ended December 31, 2015 and approximately 19.3% of our net sales for the year ended December 31, 2014. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers, located principally in China, and are subject to the risks normally associated with international operations, including:

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

In June 2014, the Company sold an aggregate of $115.0 million principal amount of 4.875% Convertible Senior Notes due on June 1, 2020, of which $113.0 million are currently outstanding (the “2020 Notes”). Holders of the 2020 Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2020 Notes). Holders of the 2020 Notes may convert their notes upon the occurrence of specified events. Upon conversion, the 2020 Notes will be settled in shares of the Company’s common stock. In July 2013, the Company sold an aggregate of $100.0 million principal amount of 4.25% Convertible Senior Notes due on August 1, 2018 (the “2018 Notes”). Holders of the 2018 Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2018 Notes). Holders of the 2018 Notes may convert their notes upon the occurrence of specified events. Upon conversion, the 2018 Notes will be settled in shares of the Company’s common stock. Restrictions on borrowings under or loss of our credit facility could have a material adverse effect on our financial condition including an adverse impact on our ability to pay the 2018 and 2020 Notes when due.

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

An adverse decision in litigation in which we have been named as a defendant could have a material adverse effect on our financial condition and results of operations

We are defendants in a class action described herein and under “Legal Proceedings” in our periodic reports filed pursuant to the Securities Exchange Act of 1934 (see “Legal Proceedings”). No assurances can be given that the results of these litigation matters will be favorable to us or that an adverse decision in such litigation would not have a material adverse impact on our financial condition and results of operations.

Item 2.  Properties

The following is a listing of the principal leased offices maintained by us as of February 29, 2016:

Property	Location	Approximate Square Feet	Lease Expiration Date
Domestic
Distribution Center	City of Industry, California	800,000	April 30, 2018
Distribution Center	Hickory, NC	139,438	August 31, 2016
Sales Office/Showroom	Bentonville, Arkansas	9,000	September 30, 2019
Disguise Office	Poway, California	24,200	March 31, 2021
Maui Toys Office/Warehouse	Youngstown, Ohio	73,000	Month-to-month
Sales Office	Hoffman Estates, II	2,102	December 8, 2018
Corporate Office/Showroom	Santa Monica, California	65,858	January 31, 2024
Showroom	Glendale, California	5,830	January 31, 2020
International
Distribution Center	Brampton, Ontario, Canada	105,700	December 31, 2019
Europe Office	Berkshire, UK	4,746	February 25, 2018
Hong Kong Headquarters	Kowloon, Hong Kong	41,130	June 30, 2019
Production Inspection and Testing Office	Shenzhen, China	5,417	May 14, 2017
Production Inspection and Testing Lab	Guangdong, China	23,200	December 31, 2016

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

	Price Range of Common Stock
	High	Low
2014:
First quarter	$7.55	$5.45
Second quarter	9.48	6.92
Third quarter	8.58	6.23
Fourth quarter	8.99	6.13
2015:
First quarter	7.30	5.70
Second quarter	10.09	6.60
Third quarter	10.28	8.26
Fourth quarter	9.02	7.36

Performance Graph

The graph and tables below display the relative performance of our common stock, the Russell 2000 Price Index (the “Russell 2000”) and a peer group index, by comparing the cumulative total stockholder return (which assumes reinvestment of dividends, if any) on an assumed $100 investment on December 31, 2010 in our common stock, the Russell 2000 and the peer group index over the period from January 1, 2010 to December 31, 2015.

In accordance with recently enacted regulations implemented by the Securities and Exchange Commission, we retained the services of an expert compensation consultant. In the performance of its services, such consultant used a peer group index for its analysis of our compensation policies. We believe that these companies represent a cross-section of publicly-traded companies with product lines and businesses similar to our own throughout the comparison period and, accordingly, we are using the same peer group for purposes of the performance graph. EMak Worldwide Inc. and THQ Inc. were excluded from the performance peer group in 2014 and Kid Brands, Inc. was excluded in 2015. Our peer group index includes the following companies: Activision Blizzard, Inc., Electronic Arts, Inc. Hasbro, Inc. Leapfrog Enterprises, Inc., Mattel, Inc. and Take-Two Interactive, Inc.

The historical performance data presented below may not be indicative of the future performance of our common stock, any reference index or any component company in a reference index.

Annual Return Percentage

	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015
JAKKS Pacific	(21.6)%	(9.0)%	(45.6)%	1.2%	17.1%
Peer Group	2.2	1.0	52.5	11.3	44.2
Russell 2000	(4.2)	16.3	38.8	4.9	(4.4)

Indexed Returns

	January 1, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015
JAKKS Pacific	$100.0	$78.4	$71.3	$38.8	$39.3	$46.0
Peer Group	100.0	102.2	103.2	157.3	175.1	252.5
Russell 2000	100.0	95.8	111.5	154.8	162.4	155.2

Security Holders

To the best of our knowledge, as of March 7, 2016, there were 100 holders of record of our common stock. We believe there are numerous beneficial owners of our common stock whose shares are held in “street name.”

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

Equity Compensation Plan Information

The table below sets forth the following information as of the year ended December 31, 2015 for (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders, if any:

(a)  the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)  the weighted-average exercise price of such outstanding options, warrants and rights; and

(c)  other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	―	$	―	708,123
Equity compensation plans not approved by security holders	―		―	—
Total	―	$	―	708,123

Equity compensation plans approved by our stockholders consists of the 2002 Stock Award and Incentive Plan. An additional 1.4 million shares were added to the number of total issuable shares under the Plan and approved by the Board in 2013. Additionally, 411,409 shares of restricted stock awards remained unvested as of December 31, 2015.  Disclosures with respect to equity issuable to certain of our executive officers pursuant to the terms of their employment agreements is disclosed below under Item 11.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value of shares that may yet be purchased under the plans or programs
October 1-31, 2015	225,967	$8.33	225,967	$21,129,608
November 1-30, 2015	49,799	8.00	49,799	20,731,111
December 1-31, 2015	497,562	7.88	497,562	16,807,881
Total	773,328	8.02	773,328

In June 2015, the Board of Directors authorized a stock repurchase program, under which the Company could repurchase up to $30.0 million of the Company’s common stock and/or convertible senior notes payable from time to time. As of December 31, 2015, the Company had repurchased 1,547,361 shares at a total cost of $13.2 million, of which 1,000,000 shares have been retired and cancelled, and 547,361 shares are held by the Company in the form of Treasury shares.

Item 6.  Selected Financial Data

You should read the financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (included in Item 7) and our consolidated financial statements and the related notes (included in Item 8).

	Years Ended December 31,
	2011	2012	2013	2014	2015
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$677,751	$666,762	$632,925	$810,060	$745,741
Cost of sales	483,761	468,825	477,146	574,253	517,172
Gross profit	193,990	197,937	155,779	235,807	228,569
Selling, general and administrative expenses	192,710	211,159	195,296	203,326	198,039
Reorganization charges	―	―	5,015	1,154	―
Income (loss) from operations	1,280	(13,222)	(44,532)	31,327	30,530
Change in fair value of business combination liability	―	―	6,000	5,932	5,642
Profit from video game joint venture	6,000	3,000	―	—	2,701
Income (loss) from joint ventures	(34)	130	(3,148)	314	60
Interest income	412	671	327	112	62
Interest expense	(8,196)	(9,228)	(9,942)	(12,461)	(12,402)
Income (loss) before provision (benefit) for income taxes	(538)	(18,649)	(51,295)	25,224	26,593
Provision (benefit) for income taxes	(9,010)	86,151	2,611	3,715	3,423
Net income (loss)	8,472	(104,800)	(53,906)	21,509	23,170
Net loss attributable to non-controlling interests	―	―	―	―	(84)
Net income (loss) attributable to JAKKS Pacific, Inc.	$8,472	$(104,800)	$(53,906)	$21,509	$23,254
Basic earnings (loss) per share	$0.32	$(4.37)	$(2.43)	$1.03	$1.20
Diluted earnings (loss) per share	$0.32	$(4.37)	$(2.43)	$0.70	$0.71
Dividends declared per common share	$0.20	$0.40	$0.14	$—	$—

During the third quarter of 2015, we recorded income of $5.6 million related to the reversal of a portion of the Maui earn-out and during the second and fourth quarters of 2015 we recorded an aggregate of $2.7 million related to our former video game joint venture with THQ.

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

	At December 31,
	2011	2012	2013	2014	2015
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$257,258	$189,321	$117,071	$71,525	$102,528
Working capital	374,652	186,581	136,337	246,245	252,228
Total assets	615,234	554,825	449,844	561,782	505,900
Short-term debt	―	70,710	38,098	―	―
Long-term debt	92,188	94,918	100,000	215,000	215,000
Total stockholders’ equity	393,591	207,220	148,685	145,084	153,406

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

The Company assessed its goodwill for impairment as of October 1, 2015 for each of its reporting units by evaluating qualitative factors, including, but not limited to, the performance of each reporting unit, general economic conditions, access to capital, the industry and competitive environment, the interest rate environment. Utilizing the aforementioned, the Company reviewed step-one of its impairment model and determined that it was not likely that the fair value of its reporting units were less than the carrying amounts. As such, the Company determined there was no indication of impairment to be recorded. The amount of goodwill assigned to each of the two reporting units, traditional toys and electronics and role play, novelty and seasonal toys, amounted to $24.6 million and $19.6 million, respectively.

Goodwill and intangible assets amounted to $88.7 million as of December 31, 2015.

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

We must assess the likelihood that we will be able to recover our deferred tax assets. Deferred tax assets are reduced by a valuation allowance, if, based upon the weight of available evidence, it is more likely than not that we will not realize some portion or all of the deferred tax assets. We consider all available positive and negative evidence when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of cumulative losses in previous periods and our forecast of future taxable income. We believe this to be a critical accounting policy because should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not likely, as well as decrease in the period in which the assessment of the recoverability of the deferred tax assets reverses, which could have a material impact on our results of operations.

We have not provided for United States federal income and foreign withholding taxes on the undistributed earnings of our foreign subsidiaries because we intend to reinvest such earnings indefinitely. Should we decide to remit this income to the U.S. in a future period, our provision for income taxes may increase materially in the period that our intent changes.

We accrue a tax reserve for additional income taxes and interest, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of December 31, 2015, our income tax reserves were approximately $2.2 million and relates to the potential tax settlement in Hong Kong and adjustments in the area of withholding taxes.

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

Recent Accounting Pronouncements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In April 2015, the FASB issued for public comment a proposed ASU to defer the effective date of ASU 2014-09 and in July 2015, affirmed its proposal to defer the effective date of the new revenue standard for all entities by one year. The mandatory adoption date of Accounting Standards Codification (“ASC”) ASC 606 is now January 1, 2018. There are two methods of adoption allowed, either: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018.

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

In November 2015, the FASB issued Accounting Standards Update 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We are currently evaluating the impact that of ASU 2015-17 will have on our financial position or financial statement disclosures.

In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of the pending adoption of this new standard on our financial statements.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	Years Ended December 31,
	2013	2014	2015
Net Sales	100.0%	100.0%	100.0%
Cost of Sales	75.4	70.9	69.4
Gross profit	24.6	29.1	30.6
Selling, general and administrative expenses	31.6	25.2	26.5
Income (loss) from operations	(7.0)	3.9	4.1
Change in fair value of business combination liability	0.9	0.7	0.8
Profit from video game joint venture	―	―	0.4
Loss from joint ventures	(0.5)	―	―
Interest income	0.1	―	―
Interest expense	(1.6)	(1.5)	(1.7)
Income (loss) before provision for income taxes	(8.1)	3.1	3.6
Provision for income taxes	0.4	0.4	0.5
Net income (loss)	(8.5)	2.7	3.1
Net loss attributable to non-controlling interests	―	―	―
Net income (loss) attributable to JAKKS Pacific, Inc.	(8.5)%	2.7%	3.1%

The following table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Years Ended December 31,
	2013	2014	2015

Net Sales
Traditional Toys and Electronics	$320,565	$408,426	$437,683
Role Play, Novelty and Seasonal Toys	312,360	401,634	308,058
	632,925	810,060	745,741
Cost of Sales
Traditional Toys and Electronics	244,183	284,261	300,512
Role Play, Novelty and Seasonal Toys	232,963	289,992	216,660
	477,146	574,253	517,172
Gross Profit
Traditional Toys and Electronics	76,382	124,165	137,171
Role Play, Novelty and Seasonal Toys	79,397	111,642	91,398
	$155,779	$235,807	$228,569

Comparison of the Years Ended December 31, 2014 and 2015

Net Sales

Traditional Toys and Electronics.   Net sales of our Traditional Toys and Electronics segment were $437.7 million in 2015, compared to $408.4 million in 2014, representing an increase of $29.3 million, or 7.2%. The increase in net sales was primarily due to increases in unit sales of our toddler dolls based on Disney Frozen, and our Nintendo plush and figures and Star Wars figures, Disney Princess dolls, Cinderella and Fairies, Funnoodle water toys and licensed foot-to-floor ride-ons and wagons.

Role Play, Novelties and Seasonal Products. Net sales of our Role Play, Novelties and Seasonal Products were $308.1 million in 2015, compared to $401.6 million in 2014, representing a decrease of $93.5 million, or 23.3%. The decrease in net sales was primarily due to lower unit sales given the difficult annual comparable with the relative strength of the performance of the Frozen and Marvel brands in 2014.

Cost of Sales

Traditional Toys and Electronics.  Cost of sales of our Traditional Toys and Electronics segment was $300.5 million, or 68.7% of related net sales, in 2015, compared to $284.3 million, or 69.6% of related net sales, in 2014, representing an increase of $16.2 million, or 5.7%. This percentage cost of sales decrease was driven by improved product costing and stronger margins on new products in 2015.

Role Play, Novelties and Seasonal Products.  Cost of sales of our Role Play, Novelties and Seasonal Products segment was $216.7 million in 2015, or 70.3% of related net sales, compared to $290.0 million in 2014, or 72.2% of related net sales, representing a decrease of $73.3 million, or 25.3%. This percentage cost of sales decrease was driven by better product costing on legacy items and stronger margins on new products in 2015. Also contributing to the percentage decrease in 2015 is the absence of lower selling prices of Marvel Halloween costumes that we had in 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $198.0 million in 2015 and $204.5 million in 2014, constituting 26.6% and 25.2% of net sales, respectively. The overall relative increase of selling, general and administrative expenses as a percentage of Net Sales in 2015 is the result of the comparative decrease in net sales in 2015 compared to 2014. The overall decrease of $6.5 million is primarily due to lower advertising spend in 2015 partially offset by increased Salaries and Benefits in 2015 versus 2014.

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

The components of the reorganization charges are as follows (in thousands):

	Accrued Balance			Accrued Balance
	December 31, 2014	Accrual	Payments	December 31, 2015
2013 lease abandonment costs	$1,258	—	(1,168)	$90
2009 lease abandonment costs	368	—	(368)	—
Total reorganization charges	$1,626	—	(1,536)	$90

Interest Income

Interest income in 2015 was $ 0.1 million, comparable to $0.1 million in 2014 due to lower cash balances in 2015 offset by a higher proportion of investible cash.

Interest Expense

Interest expense was $12.4 million in 2015, as compared to $12.5 million in 2014. In 2015, we recorded interest expense of $11.5 million related to our convertible senior notes payable and $0.9 million related to our credit facility. In 2014, we recorded interest expense of $11.3 million related to our convertible senior notes payable, $0.8 million related to our credit facility, $0.2 million of uncertain tax expense and $0.2 million related to the interest component of our Maui acquisition earn out payment.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $3.4 million, or an effective tax rate of 12.9% for 2015. During 2014, the income tax expense was $3.7 million, or an effective tax rate of 14.7%.

The 2015 tax expense of $3.4 million included a discrete tax expense of $0.9 million primarily comprised of return to provision adjustments. Absent these discrete tax expenses, our effective tax rate for 2015 was 9.5%, primarily due to a full valuation allowance on the Company's United States deferred tax assets and the foreign rate differential, and is impacted by the proportion of Hong Kong earnings to overall earnings and is expected to vary depending on the level of consolidated earnings.

The 2014 tax expense of $3.7 million included a discrete tax benefit of $0.3 million comprised of adjustments from closed tax audits (see Note 13 of the Notes to Consolidated Financial Statements). Absent these discrete tax expenses, our effective tax rate for 2014 was 13.6%, primarily due to a full valuation allowance on the Company’s United States deferred tax assets and the foreign rate differential, and is impacted by the proportion of Hong Kong earnings to overall earnings and is expected to vary depending on the level of consolidated earnings.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets by jurisdiction. For the three-year period ended December 31, 2015, we were in a cumulative pre-tax loss position in the U.S. On the basis of this evaluation, as of December 31, 2015, a valuation allowance of $100.9 million has been recorded against the U.S. deferred tax assets that more likely than not will not be realized. The net deferred tax liabilities of $2.3 million represent the net deferred tax liabilities in the foreign jurisdiction, where we are in a cumulative income position.

As of December 31, 2015, we had net deferred tax liabilities of approximately $2.3 million related to foreign jurisdictions.

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

Interest Income

Interest income in 2014 was $ 0.1 million, compared to $0.3 million in 2013. The decrease in interest income is due to lower cash balances in 2014.

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

The 2014 tax expense of $3.7 million included a discrete tax expense of $0.3 million primarily comprised of adjustments from closed tax audits (see Note 13 of the Notes to Consolidated Financial Statements.)  Absent these discrete tax expenses, our effective tax rate for 2014 was 13.6%; primarily due to a full valuation allowance on the Company's United States deferred tax assets and the foreign rate differential, and is impacted by the proportion of Hong Kong earnings to overall earnings and is expected to vary depending on the level of consolidated earnings.

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

	2014				2015
(unaudited)	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Net sales	$82,510	$124,172	$349,362	$254,016	$114,201	$131,106	$337,027	$163,407
As a % of full year	10.2%	15.3%	43.1%	31.4%	15.3%	17.6%	45.2%	21.9%
Gross Profit	$23,555	$37,818	$94,737	$79,697	$35,378	$39,287	$104,329	$49,575
As a % of full year	10%	16%	40.2%	33.8%	15.5%	17.2%	45.6%	21.7%
As a % of net sales	28.5%	30.5%	27.1%	31.4%	31%	30%	31%	30.3%
Income (loss) from operations	$(14,924)	$(4,819)	$43,812	$7,258	$(4,199)	$(3,008)	$44,628	$(6,891)
As a % of full year	(47.6)%	(15.4)%	139.8%	23.2%	(13.8)%	(9.8)%	146.2%	(22.6)%
As a % of net sales	(18.1)%	(3.9)%	12.5%	2.9%	(3.7)%	(2.3)%	13.2%	(4.2)%
Income (loss) before provision (benefit) for income taxes	$(16,789)	$(7,772)	$45,807	$3,978	$(7,154)	$(4,414)	$47,239	$(9,078)
As a % of net sales	(20.3)%	(6.3)%	13.1%	1.6%	(6.3)%	(3.4)%	14%	(5.6)%
Net income (loss)	$(16,305)	$(9,053)	$44,069	$2,798	$(7,581)	$(5,727)	$45,864	$(9,386)
As a % of net sales	(19.8)%	(7.3)%	12.6%	1.1%	(6.6)%	(4.4)%	13.6%	(5.7)%
Net loss attributable to non-controlling interests	$—	$—	$—	$—	$—	$(47)	$19	$(56)

As a % of net sales	—%	—%	—%	—%	—%	—%	—%	—%
Net income (loss) attributable to JAKKS Pacific, Inc.	$(16,305)	$(9,053)	$44,069	$2,798	$(7,581)	$(5,680)	$45,845	$(9,330)
As a % of net sales	(19.8)%	(7.3)%	12.6%	1.1%	(6.6)%	(4.3)%	13.6%	(5.7)%
Diluted earnings (loss) per share	$(0.74)	$(0.43)	$1.03	$0.11	$(0.40)	$(0.30)	$1.12	$(0.50)
Weighted average shares and equivalents outstanding	22,003	21,276	45,152	44,060	19,090	19,108	42,562	18,781

Consistent with the seasonality of our business, first and second quarters of 2014 and 2015 and fourth quarter of 2015, experienced seasonally low sales which coupled with fixed overhead resulted in significant net losses.

In the second quarter of 2014, we recognized a charge to income in the amount of $1.2 million related to lease exit costs in connection with our reorganization efforts.

In the third quarter of 2014 and 2015, income of $5.9 million and $5.6 million, respectively was recognized in connection with the change in fair value of the Maui acquisition liability.

Quarterly and year-to-date computations of income (loss) per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

Debt with Conversion and Other Options

In July 2013, the Company sold an aggregate of $100.0 million principal amount of 4.25% Convertible Senior Notes due 2018 (the “2018 Notes”). The 2018 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on August 1 and February 1 of each year at a rate of 4.25% per annum and will mature on August 1, 2018. The initial conversion rate for the 2018 Notes will be 114.3674 shares of our common per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.74 per share of common stock, subject to adjustment in certain events. Holders of the 2018 Notes may convert their notes upon the occurrence of specified events. Upon conversion, the 2018 Notes will be settled in shares of the Company’s common stock

In June 2014, the Company sold an aggregate of $115.0 million principal amount of 4.875% Convertible Senior Notes due 2020 (the “2020 Notes”). The 2020 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on June 1 and December 1 of each year at a rate of 4.875% per annum and will mature on June 1, 2020. The initial conversion rate for the 2020 Notes will be 103.7613 shares of our common per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $9.64 per share of common stock, subject to adjustment in certain events. Holders of the 2020 Notes may convert their notes upon the occurrence of specified events. Upon conversion, the 2020 Notes will be settled in shares of the Company’s common stock. The Company received net proceeds of approximately $110.4 million from the offering of which $24.0 million was used to repurchase 3.1 million shares of the Company’s common stock under a prepaid forward purchase. In January 2016 we repurchased $2.0 million of the 2020 Notes.

Liquidity and Capital Resources

As of December 31, 2015, we had working capital of $252.2 million compared to $246.2 million as of December 31, 2014. The increase was primarily attributable to net income, partially offset by the repurchase of our common stock.

Operating activities used net cash of $22.4 million and $79.1 million and provided net cash of $66.3 million for the years ended December 31, 2013, 2014 and 2015, respectively. Net cash was favorably impacted primarily by decreases in accounts receivable and inventory, offset by decreases in accounts payable and accrued expenses. Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 68 days, 83 days, and 90 days as of December 31, 2013, 2014, and 2015, respectively. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of December 31, 2015, we had cash and cash equivalents of $102.5 million.

Cash used in investing activities totaled $10.8 million, $12.9 million and $22.2 million for the years ended December 31, 2013, 2014, and 2015, respectively. Cash used in 2015 consisted primarily of $18.3 million cash paid for the purchase of office furniture, equipment and molds and tooling used in the manufacturing of our products. Cash used in 2014 consisted primarily of $10.5 million cash paid for the purchase of office furniture, equipment and molds and tooling used in the manufacturing of our products. Cash used in 2013 consisted primarily of $10.1 million cash paid for the purchase of office furniture, equipment and molds and tooling used in the manufacturing of our products. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 20% payable on net sales of such products. As of December 31, 2015, these agreements required future aggregate minimum guarantees of $78.8 million, exclusive of $30.6 million in advances already paid. Of this $78.8 million future minimum guarantee, $32.4 million is due over the next twelve months.

Financing activities used cash of $39.0 million, provided cash of $46.0 million, and used cash of $13.4 million for the years ended December 31, 2013, 2014 and 2015, respectively. The cash used in 2015 consists primarily of the repurchase of our common stock.

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 31, 2015 and is based upon information appearing in the notes to the consolidated financial statements (in thousands):

	Less than 1 year	1 – 3 years	3 – 5 years	More Than 5 years	Total
Long-term debt	$—	$100,000	$115,000	$—	$215,000
Interest on debt	9,856	17,942	7,942	—	35,740
Operating leases	12,729	21,772	9,992	11,892	56,385
Minimum guaranteed license/royalty payments	32,427	46,355	10	—	78,792
Employment contracts	6,869	5,324	1,315	—	13,508
Total contractual cash obligations	$61,881	$191,393	$134,259	$11,892	$399,425

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

In July 2012, we acquired all of the stock of Maui, Inc., an Ohio corporation, Kessler Services, Inc., a Nevada corporation, and A.S. Design Limited, a Hong Kong corporation (collectively, “Maui”). The initial cash consideration totaled $36.2 million. In addition, we agreed to pay an earn-out of up to an aggregate amount of $18.0 million in cash over the three calendar years following the acquisition based upon the achievement of certain financial performance criteria, which has been accrued and recorded as goodwill as of December 31, 2012. All future changes to the earn-out liability will be charged to income. In 2013, 2014 and 2015, the earn-outs were not achieved and the related liability of $6.0 million, $5.9 million and $5.6 million, respectively, was reversed to other income. Maui is a leading manufacturer and distributor of spring and summer activity toys and impulse toys and was included in our results of operations from the date of acquisition.

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

In November 2009, the Company sold an aggregate of $100.0 million principal amount of 4.50% Convertible Senior Notes due 2014 (the “2014 Notes”). The 2014 Notes, which were senior unsecured obligations of the Company, paid cash interest semi-annually at a rate of 4.50% per annum and matured on November 1, 2014. On July 24, 2013, the Company repurchased an aggregate of $61.0 million principal amount of these notes at par plus accrued interest with a portion of the net proceeds from the issuance of $100.0 million principal amount of 4.25% convertible senior notes due 2018 resulting in a gain on extinguishment of $0.1 million. The remaining $39.0 million principal amount was repaid on maturity on November 1, 2014.

We believe that our cash flows from operations and cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. We expect our capital expenditures to be approximately $13.0 million in 2016. Although operating activities are expected to provide cash, to the extent we make any acquisitions or grow significantly in the future, our operating and investing activities may use cash and, consequently, any acquisitions or growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. We intend to finance our long-term liquidity requirements out of net cash provided by operations and net cash and cash equivalents. As of December 31, 2015, we do not have any off-balance sheet arrangements.

We have cumulative undistributed earnings of non-U.S. subsidiaries that we consider to be permanently reinvested outside the U.S. Should those earnings be repatriated to the U.S., we would incur additional tax expense. Other than for short-term financing needs of our U.S. parent company, we do not intend to repatriate those earnings to the U.S. The amount of cash and short term investments held by our foreign subsidiaries was $60.8 million and $91.7 million as of December 31, 2014 and 2015, respectively.

During the last three fiscal years ending December 31, 2015, we do not believe that inflation has had a material impact on our net sales and revenues and on income from continuing operations.

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

Interest Rate Risk

In July 2013, we issued convertible senior notes payable of $100.0 million with a fixed interest rate of 4.25% per annum which remain outstanding as of December 31, 2015. In addition, in June 2014, we issued convertible senior notes payable of $115.0 million principal amount with a fixed interest rate of 4.875% per annum, which remain outstanding as of December 31, 2015. As the interest rates on the notes are at fixed rates, we are not generally subject to any direct risk of loss related to these notes arising from changes in interest rates.

Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility (see Note 11 - Credit Facility in the accompanying notes to the consolidated financial statements for additional information). Borrowings under the revolving credit facility bear interest at a variable rate based on Prime Lending Rate or LIBOR Rate at the option of the Company. For Prime Lending Rate loans, the interest rate is equal to the highest of (i) the Federal Funds Rate plus a margin of 0.50%, (ii) the rate last quoted by The Wall Street Journal as the “Prime Rate,” or (iii) the sum of a LIBOR rate plus 1.00%, plus a margin of 2.25%. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin of 3.25%. Borrowings under the revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the year ended December 31, 2015, the maximum amount borrowed under the revolving credit facility was $25.0 million and the average amount of borrowings outstanding was $7.7 million. As of December 31, 2015, the amount of total borrowings outstanding under the revolving credit facility was nil. If the prevailing market interest rates relative to these borrowings increased by 10%, our interest expense during the period ended December 31, 2015 would have increased by less than $0.1 million.

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
Santa Monica, California

We have audited the accompanying consolidated balance sheets of JAKKS Pacific, Inc. ("Company") as of December 31, 2014 and 2015 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule (Schedule II) listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JAKKS Pacific, Inc. at December 31, 2014 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), JAKKS Pacific, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Los Angeles, California
March 15, 2016

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2015
	(In thousands, except
	share data)
Assets
Current assets
Cash and cash equivalents	$71,525	$102,528
Marketable securities	220	—
Accounts receivable, net of allowance for uncollectible accounts of $3,264 and $2,714 in 2014 and 2015, respectively	234,516	163,387
Inventory, net	78,827	60,544
Income tax receivable	24,008	24,008
Deferred income taxes	3,358	—
Prepaid expenses and other	25,139	31,901
Total current assets	437,593	382,368
Property and equipment
Office furniture and equipment	14,440	15,141
Molds and tooling	87,360	86,307
Leasehold improvements	5,280	10,640
Total	107,080	112,088
Less accumulated depreciation and amortization	95,984	93,653
Property and equipment, net	11,096	18,435
Deferred tax asset	—	446
Intangibles, net	48,904	42,185
Other long term assets	10,389	8,959
Investment in DreamPlay LLC	7,000	7,000
Goodwill, net	44,492	44,199
Trademarks, net	2,308	2,308
Total assets	$561,782	$505,900
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$56,113	$34,986
Accrued expenses	86,974	54,081
Reserve for sales returns and allowances	24,477	17,267
Income taxes payable	23,784	21,067
Deferred income taxes	—	2,739
Total current liabilities	191,348	130,140
Convertible senior notes, net	215,000	215,000
Other liabilities	1,874	5,155
Income taxes payable	2,496	2,199
Deferred income taxes	5,980	—
Total liabilities	416,698	352,494
Commitments and Contingencies
Stockholders’ equity
Preferred shares, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 22,682,295 and 21,153,878 shares issued and outstanding in 2014 and 2015, respectively	23	21
Treasury stock at cost; 3,112,840 and 3,660,201 shares in 2014 and 2015, respectively	(24,000)	(28,322)
Additional paid-in capital	202,051	194,743
Accumulated deficit	(26,645)	(3,391)
Accumulated other comprehensive loss	(6,835)	(10,051)
Total JAKKS Pacific, Inc.’s stockholders’ equity	144,594	153,000
Non-controlling interests	490	406
Total stockholders’ equity	145,084	153,406
Total liabilities and stockholders’ equity	$561,782	$505,900

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2014	2015
	(In thousands, except per share amounts)
Net sales	$632,925	$810,060	$745,741
Cost of sales	477,146	574,253	517,172
Gross profit	155,779	235,807	228,569
Selling, general and administrative expenses	200,311	204,480	198,039
Income (loss) from operations	(44,532)	31,327	30,530
Change in fair value of business combination liability	6,000	5,932	5,642
Profit from video game joint venture	—	—	2,701
Income (loss) from joint ventures	(3,148)	314	60
Interest income	327	112	62
Interest expense	(9,942)	(12,461)	(12,402)
Income (loss) before provision for income taxes	(51,295)	25,224	26,593
Provision for income taxes	2,611	3,715	3,423
Net income (loss)	(53,906)	21,509	23,170
Net loss attributable to non-controlling interests	—	—	(84)
Net income (loss) attributable to JAKKS Pacific, Inc.	$(53,906)	$21,509	$23,254
Basic earnings (loss) per share	$(2.43)	$1.03	$1.20
Basic weighted number of shares	22,200	20,948	19,435
Diluted earnings (loss) per share	$(2.43)	$0.70	$0.71
Diluted weighted number of shares	22,200	41,516	43,321

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2013	2014	2015
	(In thousands)

Net income (loss)	$(53,906)	$21,509	$23,170
Other comprehensive income (loss):
Foreign currency translation adjustment	366	(2,986)	(3,216)
Comprehensive income (loss)	(53,540)	18,523	19,954
Less: Comprehensive loss attributable to non-controlling interests	—	—	(84)
Comprehensive income (loss) attributable to JAKKS Pacific, Inc.	$(53,540)	$18,523	$20,038

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2013, 2014 AND 2015
(In thousands)

	Common Stock				Retained	Accumulated	JAKKS
				Additional	Earnings	Other	Pacific Inc.’s	Non-	Total
	Number		Treasury	Paid-in	(Accumulated	Comprehensive	Stockholders’	Controlling	Stockholders’
	of Shares	Amount	Stock	Capital	Deficit)	Income (Loss)	Equity	Interests	Equity
Balance, December 31, 2012	21,969	$22	$ ―	$202,577	$8,836	$(4,215)	$207,220	$ ―	$207,220
Excess tax deficiency on stock options	―	―	―	(160)	―	―	(160)	―	(160)
Restricted stock grants	707	1	―	1,084	―	―	1,085	―	1,085
Dividends declared	―	―	―	―	(3,084)	―	(3,084)	―	(3,084)
Retirement of restricted stock	(7)	―	―	(34)	―	―	(34)	―	(34)
Repurchase of equity component of convertible notes	―	―	―	(2,802)	―	―	(2,802)	―	(2,802)
Net loss	―	―	―	―	(53,906)	―	(53,906)	―	(53,906)
Foreign currency translation adjustment	―	―	―	―	―	366	366	―	366
Balance, December 31, 2013	22,669	23	―	200,665	(48,154)	(3,849)	148,685	―	148,685
Excess tax deficiency on vesting of restricted stock	―	―	―	(85)	―	―	(85)	―	(85)
Restricted stock grants	65	1	―	1,472	―	―	1,473	―	1,473
Retirement of restricted stock	(52)	(1)	―	(1)	―	―	(2)	―	(2)
Prepaid forward purchase contract	―	―	(24,000)	—	―	―	(24,000)	―	(24,000)
Contributions from non-controlling interests	―	―	—	―	―	―	―	490	490
Net income	―	―	—	―	21,509	―	21,509	―	21,509
Foreign currency translation adjustment	―	―	—	―	—	(2,986)	(2,986)	―	(2,986)
Balance, December 31, 2014	22,682	23	(24,000)	202,051	(26,645)	(6,835)	144,594	490	145,084
Restricted stock grants	71	1	—	1,561	—	—	1,562	—	1,562
Retirement of restricted stock	(52)	(1)	—	—	—	—	(1)	—	(1)
Repurchase of common stock	(1,547)	(1)	(13,192)	—	—	—	(13,193)	—	(13,193)
Retirement of treasury stock	—	(1)	8,870	(8,869)	—	—	―	—	―
Net income	—	—	—	—	23,254	—	23,254	(84)	23,170
Foreign currency translation adjustment	—	—	—	—	—	(3,216)	(3,216)	—	(3,216)
Balance, December 31, 2015	21,154	$21	$(28,322)	$194,743	$(3,391)	$(10,051)	$153,000	$406	$153,406

 See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2014	2015
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(53,906)	$21,509	$23,170
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24,599	21,883	20,902
Share-based compensation expense	1,085	1,473	1,562
Loss on disposal of property and equipment	3,060	18	47
Change in fair value of business combination liability	(6,000)	(5,932)	(5,642)
Gain on extinguishment of convertible notes	(84)	—	—
(Income) loss from joint ventures	3,148	(314)	(1,017)
Deferred income taxes	(129)	(371)	(329)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	4,232	(133,293)	71,129
Inventory	12,906	(32,043)	18,283
Prepaid expenses and other	(6,367)	2,534	(7,513)
Accounts payable	(12,518)	30,838	(21,127)
Accrued expenses	16,283	23,820	(26,234)
Income taxes payable	5,750	2,921	(3,014)
Reserve for sales returns and allowances	(2,999)	(6,897)	(7,210)
Other liabilities	(11,324)	(5,147)	3,281
Excess tax deficiency from share-based compensation	(160)	(85)	—
Total adjustments	31,482	(100,595)	43,118
Net cash provided by (used in) operating activities	(22,424)	(79,086)	66,288
Cash flows from investing activities
Purchases of property and equipment	(10,129)	(10,453)	(18,327)
Change in other assets	(135)	(2,766)	(4,149)
Contributions to joint venture	(1,636)	—	—
Distributions from joint venture	1,149	332	60
(Purchases) sale of marketable securities	(2)	—	220
Net cash used in investing activities	(10,753)	(12,887)	(22,196)
Cash flows from financing activities
Common stock surrendered	(34)	(2)	(1)
Common stock repurchased	—	(24,000)	(13,193)
Proceeds from (repayment of) credit facility borrowings	(70,710)	—	—
Credit facility costs	—	(1,851)	(188)
Dividends paid	(3,084)	—	—
Proceeds from issuance of convertible notes	100,000	115,000	—
Bank fees related to convertible notes	(4,179)	(4,594)	—
Retirement of senior convertible notes	(61,000)	(39,000)	—
Proceeds from issuance of common shares of non-controlling interests	—	490	—
Net cash provided by (used in) financing activities	(39,007)	46,043	(13,382)
Net increase (decrease) in cash and cash equivalents	(72,184)	(45,930)	30,710
Effect of foreign currency translation	(66)	384	293
Cash and cash equivalents, beginning of year	189,321	117,071	71,525
Cash and cash equivalents, end of year	$117,071	$71,525	$102,528
Cash paid (refunded) during the period for:
Interest	$4,408	$8,964	$10,198
Income taxes	$(4,644)	$945	$7,832

See Notes 4, 5 and 19 for additional supplemental information to consolidated statements of cash flows.

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

The Company’s reserve for sales returns and allowances decreased by $7.2 million from $24.5 million as of December 31, 2014 to $17.3 million as of December 31, 2015. This decrease was primarily due to certain customers taking their year-end allowances related to 2014 and 2015 during 2015, as well as reduced markdown allowances in 2015.

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31 (in thousands):

		Fair Value Measurements
	Carrying Amount as of	As of December 31, 2014
	December 31, 2014	Level 1	Level 2	Level 3

Cash equivalents	$12,166	$12,166	$—	$—
Marketable securities	220	220	—	—
	$12,386	$12,386	$—	$—

		Fair Value Measurements
	Carrying Amount as of	As of December 31, 2015
	December 31, 2015	Level 1	Level 2	Level 3

Cash equivalents	$13,218	$13,218	$—	$—
Marketable securities	—	—	—	—
	$13,218	$13,218	$—	$—

The Company’s accounts receivable, accounts payable and accrued expenses represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of fair value.

The fair value of the 4.25% convertible senior notes payable due 2018 as of December 31, 2014 and 2015 was $96.3 million and $102.0 million respectively, based upon the most recent quoted market prices, and the fair value of the 4.875% convertible senior notes payable due 2020 as of December 31, 2014 and 2015 was $100.9 million and $112.3 million, respectively, based upon the most recent quoted market prices. The fair values of the convertible senior notes are considered to be Level 2 measurements on the fair value hierarchy.

For the years ended December 31, 2014 and 2015, there was no impairment to the value of the Company’s non-financial assets.

Inventory

Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs and in-bound freight and duty, is valued at the lower of cost (first-in, first-out) or market, net of inventory obsolescence reserve, and consists of the following (in thousands):

	December 31,
	2014	2015
Raw materials	$1,040	$3,717
Finished goods	77,787	56,827
	$78,827	$60,544

Property and equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over their estimated useful lives as follows:

Office equipment	5 years
Automobiles	5 years
Furniture and fixtures	5 - 7 years
Leasehold improvements	Shorter of length of lease or 10 years

The Company uses the usage method as its depreciation methodology for molds and tools used in the manufacturing of its products, which is more closely correlated to production of goods. The Company believes that the usage method more accurately matches costs with revenues. Furthermore, the useful estimated life of molds and tools is two years.

For the years ended December 31, 2013, 2014, and 2015, the Company’s aggregate depreciation expense related to property and equipment was $11.8 million, $10.4 million, and $10.9 million, respectively.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes all changes in equity from non-owner sources. The Company accounts for other comprehensive income in accordance with Accounting Standards Codification (“ASC”) ASC 220, “Comprehensive Income.” All the activity in other comprehensive income (loss) and all amounts in accumulated other comprehensive income (loss) relate to foreign currency translation adjustments.

Advertising

Production costs of commercials and programming are charged to operations in the period during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the period incurred. Advertising expense for the years ended December 31, 2013, 2014 and 2015, was approximately $10.1 million, $19.3 million, and $15.8 million, respectively.

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

Foreign Currency Translation Exposure

The Company’s reporting currency is the US dollar. The translation of its net investment in subsidiaries with non-US dollar functional currencies subjects the Company to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at year-end exchange rates. Income, expense, and cash flow items are translated at average exchange rates prevailing during the year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss/gain within stockholders’ equity. The Company’s primary currency translation exposures in 2013, 2014 and 2015 were related to its net investment in entities having functional currencies denominated in the Hong Kong dollar.

Foreign Currency Transaction Exposure

Currency exchange rate fluctuations may impact the Company’s results of operations and cash flows. The Company’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income in the consolidated statement of operations. Inventory purchase transactions denominated in the Hong Kong dollar were the primary transactions that caused foreign currency transaction exposure for the Company in 2013, 2014 and 2015.

Accounting for the impairment of finite-lived tangible and intangible assets

Long-lived assets with finite lives, which include property and equipment and intangible assets other than goodwill, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. Finite-lived intangible assets consist primarily of product technology rights, acquired backlog, customer relationships, product lines and license agreements. These intangible assets are amortized over the estimated economic lives of the related assets. There were no impairments for years ended December 31, 2013, 2014 and 2015.

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

For the years ended December 31, 2013, 2014 and 2015, there was no impairment to the value of the Company's goodwill or trademarks.

Share-based Compensation

The Company measures all employee share-based compensation awards using a fair value method and records such expense in its consolidated financial statements. The Company recorded $1.1 million, $1.5 million, and $1.6 million of restricted stock expense, in 2013, 2014, and 2015, respectively. See Note 17 for further details relating to share based compensation.

Earnings per share

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings per share (“EPS”) for the periods presented (in thousands, except per share data):

	2013
		Weighted
		Average
	Loss	Shares	Per Share
Basic EPS
Loss available to common stockholders	$(53,906)	22,200	$(2.43)
Effect of dilutive securities:
Assumed conversion of convertible senior notes	—	—
Options and warrants	—	—
Unvested restricted stock grants	—	—
Diluted EPS
Loss available to common stockholders plus assumed exercises and conversion	$(53,906)	22,200	$(2.43)

	2014
		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$21,509	20,948	$1.03
Effect of dilutive securities:
Assumed conversion of convertible senior notes	7,345	20,388
Options and warrants	—	—
Unvested restricted stock grants	—	180
Diluted EPS
Income available to common stockholders plus assumed exercises and conversion	$28,854	41,516	$0.70

	2015
		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$23,254	19,435	$1.20
Effect of dilutive securities:
Assumed conversion of convertible senior notes	7,385	23,369
Options and warrants	—	—
Unvested performance stock grants	—	347
Unvested restricted stock grants	—	170
Diluted EPS
Income available to common stockholders plus assumed exercises and conversion	$30,639	43,321	$0.71

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of warrants, options and convertible debt to the extent they are dilutive). For the years ended December 31, 2013, 2014 and 2015, the convertible notes interest and related common share equivalent of 10,037,523, nil and nil, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive. Potentially dilutive stock options and warrants of 1,627,144, 1,601,272 and 1,518,596 for the years ended December 31, 2013, 2014, and 2015, respectively, were excluded from the computation of diluted earnings per share since they would have been anti-dilutive. Potentially dilutive restricted stock of 111,195, nil and nil for the years ended December 31, 2013, 2014 and 2015, respectively, were excluded from the computation of diluted earnings per share since they would have been anti-dilutive.

The Company is also party to a prepaid forward contract to purchase 3,112,840 shares of its common stock that are to be delivered over a settlement period in 2020. The number of shares to be delivered under the prepaid forward contract has been removed from the weighted-average basic and diluted shares outstanding. Any dividends declared and paid on the shares underlying the forward contract are to be reverted back to the Company based on the contractual terms of the forward contract.

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

In June 2014, the Company sold an aggregate of $115.0 million principal amount of 4.875% Convertible Senior Notes due 2020 (the “2020 Notes”). The 2020 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on June 1 and December 1 of each year at a rate of 4.875% per annum and will mature on June 1, 2020. The initial conversion rate for the 2020 Notes will be 103.7613 shares of our common per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $9.64 per share of common stock, subject to adjustment in certain events. Holders of the 2020 Notes may convert their notes upon the occurrence of specified events. Upon conversion, the 2020 Notes will be settled in shares of the Company’s common stock. The Company received net proceeds of approximately $110.4 million from the offering of which $24.0 million was used to repurchase 3.1 million shares of the Company’s common stock under a prepaid forward purchase contract. In January 2016 the Company repurchased $2.0 million of the 2020 Notes.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and has not yet determined the method by which we will adopt the standard in 2018.

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

In November 2015, the FASB issued Accounting Standards Update. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2015-17 will have on its financial position or financial statement disclosures.

In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the pending adoption of this new standard on its financial statements.

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

Results are not necessarily those that would be achieved were each segment an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts as of December 31, 2014 and 2015 and for the three years in the period ended December 31, 2015 are as follows (in thousands):

	Years Ended December 31,
	2013	2014	2015
Net Sales
Traditional Toys and Electronics	$320,565	$408,426	$437,683
Role Play, Novelty and Seasonal Toys	312,360	401,634	308,058
	$632,925	$810,060	$745,741

	Years Ended December 31,
	2013	2014	2015
Operating Income (Loss)
Traditional Toys and Electronics	$(25,286)	$10,654	$13,588
Role Play, Novelty and Seasonal Toys	(19,246)	20,673	16,942
	$(44,532)	$31,327	$30,530

	Years Ended December 31,
	2013	2014	2015
Depreciation and Amortization Expense
Traditional Toys and Electronics	$12,475	$11,159	$10,911
Role Play, Novelty and Seasonal Toys	8,939	7,812	7,949
	$21,414	$18,971	$18,860

	December 31,
	2014	2015
Assets
Traditional Toys and Electronics	$313,380	$326,199
Role Play, Novelty and Seasonal Toys	248,402	179,701
	$561,782	$505,900

Information regarding the Company’s operations in different geographical areas is presented below on the basis the Company uses to manage its business. Net revenues are categorized based upon location of the customer, while long-lived assets are categorized based upon the location of the Company’s assets. Tools, dies and molds represent a substantial portion of the long-lived assets included in the United States with a net book value of $8.8 million in 2014 and $10.2 million in 2015 and substantially all of these assets are located in China. The following tables present information about the Company by geographic area as of December 31, 2014 and 2015 and for each of the three years in the period ended December 31, 2015 (in thousands):

	December 31,
	2014	2015
Long-lived Assets
China	$8,816	$10,172
United States	1,689	7,702
Hong Kong	591	561
	$11,096	$18,435

	Years Ended December 31,
	2013	2014	2015
Net Sales by Geographic Area
United States	$524,193	$653,497	$542,101
Europe	48,585	67,027	117,313
Canada	25,125	33,040	32,587
Hong Kong	6,721	2,746	1,675
Other	28,301	53,750	52,065
	$632,925	$810,060	$745,741

Major Customers

Net sales to major customers were as follows (in thousands, except for percentages):

	2013		2014		2015
		Percentage of		Percentage of		Percentage of
	Amount	Net Sales	Amount	Net Sales	Amount	Net Sales
Wal-Mart	$135,223	21.4%	$165,777	20.5%	$163,333	21.9%
Target	98,770	15.6	124,257	15.3	96,766	13.0
Toys ‘R’ Us	68,074	10.8	93,926	11.6	71,150	9.5
	$302,067	47.8%	$383,960	47.4%	$331,249	44.4%

No other customer accounted for more than 10% of the Company’s total net sales.

As of December 31, 2014 and 2015, the Company’s three largest customers accounted for approximately 29.8% and 56.2%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

Note 4—Joint Ventures

The Company owns a fifty percent interest in a joint venture (“Pacific Animation Partners”) with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company. The joint venture was created to develop and produce a boys’ animated television show, which it licensed worldwide for television broadcast as well as consumer products. The Company produced toys based upon the television program under a license from the joint venture which also licensed certain other merchandising rights to third parties. The Company is responsible for fifty percent of the operating expenses of the joint venture. The Company’s investment is being accounted for using the equity method. The joint venture completed and delivered 65 episodes of the show, which began airing in February 2012, and has since ceased production of the television show. For the years ended December 31, 2013, 2014 and 2015, the Company recognized a loss from the joint venture of $3.1 million, a gain of $0.3 million and a gain of $0.1 million, respectively, including producer fees and royalty income from the joint venture in the amount of $0.3 million, $0.2 million and nil, respectively.

As of December 31, 2014 and 2015, the balance of the investment in the Pacific Animation Partners joint venture includes the following components (in thousands):

	December 31,	December 31,
	2014	2015
Capital contributions	$3,856	$—
Equity in cumulative net loss	(3,856)	—
Investment in joint venture	$—	$—

In September 2012, the Company entered into a joint venture (“DreamPlay Toys”) with NantWorks LLC (“NantWorks”) in which it owns a fifty percent interest. Pursuant to the operating agreement of DreamPlay Toys, the Company paid to NantWorks cash in the amount of $8.0 million and issued NantWorks a warrant to purchase 1.5 million shares of the Company’s common stock at a value of $7.0 million in exchange for the exclusive right to arrange for the provision of the NantWorks recognition technology platform for toy products. The Company has classified these rights as an intangible asset, which are being amortized over the anticipated revenue stream from the exploitation of these rights. The joint venture entered into a Toy Services Agreement, as amended, with a current expiration date of October 1, 2018, to develop and produce toys utilizing recognition technologies owned by NantWorks. Pursuant to the terms of the amended Toy Services Agreement, NantWorks is entitled to receive a renewal fee of $0.4 million per year and a minimum annual preferred return in the amount of $0.5 million based upon net sales of DreamPlay Toys product sales and third-party license fees. The Company retains the financial risk of the joint venture and is responsible for the day-to-day operations, including development, sales and distribution, for which it is entitled to receive any remaining profit or is responsible for any losses. The results of operations of the joint venture are consolidated with the Company’s results. Sales of DreamPlay Toys products commenced in the third quarter of 2013.

In addition, in 2012, the Company invested $7.0 million in cash in exchange for a five percent economic interest in a related entity, DreamPlay LLC, which will exploit the recognition technologies in non-toy consumer product categories. NantWorks has the right to repurchase the Company’s interest for $7.0 million. The Company has classified this investment as a long term asset on its balance sheet. The Company’s investment is being accounted for using the cost method. As of December 31, 2015, the Company determined the value of this investment will be realized and that no impairment has occurred.

In November 2014, the Company entered into a joint venture with Meisheng Culture & Creative Corp., for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture will include a subsidiary in the Shanghai Free Trade Zone that is expected to sell, distribute and market these products, which can include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys and many more, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture. The results of operations of the joint venture are consolidated with the Company's results. Only minimal expenses were incurred in 2014 and the non-controlling interest’s share of the losses from the joint venture for the year ended December 31, 2014 and 2015 was nominal and $84,000, respectively.

Note 5—Business Combinations

The Company acquired the following entities to further enhance its existing product lines and to continue diversification into other toy categories and seasonal businesses:

In July 2012, the Company acquired all of the stock of Maui, Inc., an Ohio corporation, Kessler Services, Inc., a Nevada corporation, and A.S. Design Limited, a Hong Kong corporation (collectively, “Maui”). The cash consideration totaled $36.2 million. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $18.0 million in cash over the three calendar years following the acquisition based upon the achievement of certain financial performance criteria, which was accrued and recorded as goodwill as of December 31, 2012. In 2013, 2014 and 2015, Maui did not achieve the minimum prescribed earn-out targets, therefore the reversals of the earn-out of $6.0 million, $5.9 million and $5.6 million, respectively, was recorded as other income. Maui is a leading manufacturer and distributor of spring and summer activity toys and impulse toys and was included in the Company’s results of operations from the date of acquisition.

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

Note 6—Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2015 are as follows (in thousands):

	Traditional Toys and Electronics	Role Play, Novelty and Seasonal Toys	Total
Balance, January 1, 2014:
Goodwill	$25,265	$19,611	$44,876
Adjustments to goodwill for foreign currency translation	(384)	—	(384)
Balance December 31, 2014:	$24,881	$19,611	$44,492
Balance, January 1, 2015:
Goodwill	$24,881	$19,611	$44,492
Adjustments to goodwill for foreign currency translation	(293)	—	(293)
Balance December 31, 2015:	$24,588	$19,611	$44,199

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

The Company assessed its goodwill for impairment as of October 1, 2015 for each of its reporting units by evaluating qualitative factors, including, but not limited to, the performance of each reporting unit, general economic conditions, access to capital, the industry and competitive environment, the interest rate environment. The Company prepared step-one of its impairment model. The valuation of goodwill involves a high degree of judgment and uncertainty related to key assumptions. Due to the subjective nature of the impairment analysis, significant changes in the assumptions used to develop the estimate could materially affect the conclusion regarding the future cash flows necessary to support the valuation of goodwill.

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

		December 31, 2014			December 31, 2015
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)

Amortized Intangible Assets:
Licenses	4.96	$91,488	$(85,113)	$6,375	$91,488	$(86,994)	$4,494
Product lines	5.74	66,594	(27,235)	39,359	67,794	(32,077)	35,717
Customer relationships	5.21	9,348	(7,831)	1,517	9,348	(8,391)	957
Trade names	5.00	3,000	(1,450)	1,550	3,000	(2,050)	950
Non-compete/ Employment contracts	3.90	3,333	(3,230)	103	3,333	(3,266)	67
Total amortized intangible assets		173,763	(124,859)	48,904	174,963	(132,778)	42,185
Deferred Costs:
Debt issuance costs	3.77	14,923	(6,418)	8,505	11,433	(4,782)	6,651
Unamortized Intangible Assets:
Trademarks		2,308	―	2,308	2,308	―	2,308
		$190,994	$(131,277)	$59,717	$188,704	$(137,560)	$51,144

For the years ended December 31, 2013, 2014, and 2015, the Company’s aggregate amortization expense related to intangible assets and deferred costs was $10.6 million, $10.5 million, and $10.0 million, respectively. The Company currently estimates continuing future amortization expense to be approximately (in thousands):

2016	$11,780
2017	10,589
2018	7,667
2019	5,255
2020	4,592
Thereafter	8,953
$48,836

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

As of December 31, 2014 and 2015, the Company’s three largest customers accounted for approximately 29.8% and 56.2%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

Note 9—Accrued Expenses

Accrued expenses consist of the following (in thousands):

	2014	2015
Royalties	$34,378	$21,599
Sales commissions	1,914	1,132
Bonuses	6,200	6,275
Professional fees	2,780	2,535
Acquisition earn-out	6,831	―
Salaries and employee benefits	149	185
Interest expense	2,675	2,333
Unearned revenue	1,379	1,720
Molds and tools	2,093	2,669
Reorganization costs	1,626	90
Media expense	5,846	―
Inventory liabilities	6,898	6,754
Goods in transit	3,743	2,736
Preference claims	1,017	―
Other	9,445	6,053
	$86,974	$54,081

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

These rental property reorganization charges relate to the Company's Traditional Toys and Electronics segment. The components of the rental property reorganization charges are as follows (in thousands):

	Accrued Balance				Accrued Balance
	December 31, 2014	Accrual		Payments	December 31, 2015
2013 lease abandonment costs	$1,258	$	―	$(1,168)	$90
2009 lease abandonment costs	368		―	(368)	―
Total reorganization charges	$1,626	$	―	$(1,536)	$90

Note 10—Related Party Transactions

A director of the Company is a partner in a law firm that acts as counsel to the Company. The Company incurred legal fees and expenses to the law firm in the amount of approximately $3.0 million in 2013, $2.4 million in 2014 and $3.1 million in 2015. As of December 31, 2014 and 2015, legal fees and reimbursable expenses of $0.6 million and $1.6 million, respectively, were payable to this law firm.

The owner of Nantworks, the Company’s DreamPlay Toys joint venture partner, beneficially owns 25.2% of the Company’s outstanding common stock, which includes 1.5 million shares underlying out-of-the-money stock warrants. Pursuant to the joint venture agreements, the Company is obligated to pay Nantworks a preferred return on joint venture sales.

For the years ended December 31, 2013, 2014 and 2015, preferred returns of $188,000, $821,939 and $718,767, respectively, were earned and payable to Nantworks. Pursuant to the amended Toy Services Agreement, Nantworks is entitled to receive a renewal fee in the amount $1.2 million payable in installments of $0.8 million paid on the effective date of the renewal in 2015 and $0.2 million on or before each of August 1, 2016 and 2017. As of December 31, 2014 and 2015, the Company has a receivable from Nantworks in the amount of $0.6 million and $0.6 million, respectively. In addition, the Company previously leased office space from Nantworks. Rent expense, including common area maintenance and parking, for the years ended December 31, 2013, 2014 and 2015 was $0.8 million, $1.3 million and $0.1 million, respectively.

Note 11—Credit Facility

In March 2014, the Company and its domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (the “GE Loan Agreement”). The GE Loan Agreement, as amended, provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain accounts receivable and inventory. The amounts outstanding under the revolving credit facility are payable in full upon maturity of the revolving credit facility on March 27, 2019. The revolving credit facility is secured by a security interest in favor of the lender covering a substantial amount of the assets of the Company. The amount outstanding on the revolving credit facility as of December 31, 2014 and 2015 is nil and nil, respectively. The total borrowing capacity as of December 31, 2014 and 2015 was approximately $67.1 million and $55.5 million, respectively.

The Company’s ability to borrow under the GE Loan Agreement is also subject to its ongoing compliance with certain financial covenants, including that the Company and its domestic subsidiaries maintain a fixed charge coverage ratio of at least 1.2:1.0 based on the trailing four quarters.

The GE Loan Agreement allows the Company to borrow under the revolving credit facility at LIBOR or at a base rate, plus applicable margins of 225 basis point spread over LIBOR and 125 basis point spread on base rate loans. In addition to standard fees, the revolving credit facility has an unused line fee based on the unused amount of the credit facility, ranging from 25 to 50 basis points. As of December 31, 2015, the rate on the revolving credit facility was 2.25%.

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

As of December 31, 2015, the Company has outstanding letters of credit in the aggregate amount of $23.2 million.

As of December 31, 2015, the Company was in compliance with the financial covenants under the GE Loan Agreement.

Note 12—Convertible Senior Notes

Convertible senior notes consist of the following (in thousands):

	December 31,
	2014	2015
4.25% Convertible senior notes (due 2018)	$100,000	$100,000
4.875% Convertible senior notes (due 2020)	115,000	115,000
	$215,000	$215,000

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

ASC 470-20, “Debt with Conversion and Other Options,” requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. In accordance with ASC 470-20, the Company allocated $13.7 million of the $100.0 million principal amount of the 2014 Notes to the equity component, which represents a discount to the debt that was being amortized to interest expense through November 1, 2014. Interest expense associated with the amortization of the discount was $2.0 million, $0.9 million, and nil for December 31, 2013, 2014 and 2015. The Company repurchased $61.0 million of the 2014 Notes during the year ended December 31, 2013 as discussed below, with $2.8 million of the price allocated to the repurchase of the related equity component. In addition, approximately $2.2 million of the unamortized debt discount and $0.6 million of debt issuance costs were written off in connection with the repurchase of the 2014 Notes. The remaining aggregate $39.0 million of principal amount of the 2014 Notes were redeemed at par at maturity on November 1, 2014. The balance of the discount was nil at December 31, 2014 and December 31, 2015.

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

In June 2014, the Company sold an aggregate of $115.0 million principal amount of 4.875% Convertible Senior Notes due 2020 (the “2020 Notes”). The 2020 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on June 1 and December 1 of each year at a rate of 4.875% per annum and will mature on June 1, 2020. The initial conversion rate for the 2020 Notes will be 103.7613 shares of our common per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $9.64 per share of common stock, subject to adjustment in certain events. Holders of the 2020 Notes may convert their notes upon the occurrence of specified events. Upon conversion, the 2020 Notes will be settled in shares of the Company’s common stock. The Company received net proceeds of approximately $110.4 million from the offering of which $24.0 million was used to repurchase 3.1 million shares of the Company’s common stock under a prepaid forward purchase contract and $39.0 million was used to redeem at par the remaining outstanding principal amount of the 2014 Notes at maturity on November 1, 2014. The remainder of the net proceeds will be used for general corporate purposes. In January 2016 the Company repurchased $2.0 million of the 2020 Notes.

Key components of the 4.50% convertible senior notes due 2014 consist of the following (in thousands):

	Years Ended December 31,
	2013	2014	2015
Contractual interest expense on the coupon	$3,356	$1,463	$	―
Amortization of debt discount and debt issuance costs recognized as interest expense	2,030	1,140		―
	$5,386	$2,603	$	―

Key components of the 4.25% convertible senior notes due 2018 consist of the following (in thousands):

	December 31,
	2014	2015
Principal amount of notes	$100,000	$100,000
Net carrying amount of the 2018 convertible notes	$100,000	$100,000

	Years Ended December 31,
	2013	2014	2015
Contractual interest expense	$1,771	$4,250	$4,250
Amortization of debt issuance costs recognized as interest expense	421	835	836
	$2,192	$5,085	$5,086

Key components of the 4.875% convertible senior notes due 2020 consist of the following (in thousands):

	December 31,
	2014	2015
Principal amount of notes	$115,000	$115,000
Net carrying amount of the 2020 convertible notes	$115,000	$115,000

	Years Ended December 31,
	2013	2014	2015
Contractual interest expense	$—	$3,135	$5,606
Amortization of debt issuance costs recognized as interest expense	—	473	811
	$—	$3,608	$6,417

Note 13—Income Taxes

The Company does not file a consolidated return with its foreign subsidiaries. The Company files federal and state returns and its foreign subsidiaries file returns in their respective jurisdiction.

For the years ended 2013, 2014 and 2015, the provision for income taxes, which included federal, state and foreign income taxes, was an expense of $2.6 million, $3.7 million, and $3.4 million reflecting effective tax provision rates of (5.1%), 14.7% and 12.9%,  respectively.

For the year ended 2013 and 2014, provision for income taxes includes federal, state and foreign income taxes at effective tax rates of (5. l %) and 14.7%. Exclusive of discrete items, the effective tax provision rate would be (5.8%) in 2013 and 13.6% in 2014. The decrease in the effective rate absent discrete items was primarily due to the foreign rate differential between the United States and Hong Kong. The rate exclusive of discrete items can be materially impacted by the proportion of Hong Kong earnings to consolidated earnings.

The 2015 tax expense of $3.4 million included a discrete tax expense of $0.9 million primarily comprised of return to provision adjustments. Absent these discrete tax expenses, the Company’s effective tax rate for 2015 was 9.5%; primarily due to a full valuation allowance on the Company’s United States deferred tax assets and the foreign rate differential, and is impacted by the proportion of Hong Kong earnings to overall earnings and is expected to vary depending on the level of consolidated earnings.

For years ended 2014 and 2015, the Company had net deferred tax liabilities of approximately $2.6 million and $2.3 million, respectively, related to foreign jurisdictions.

Provision for income taxes reflected in the accompanying consolidated statements of operations are comprised of the following (in thousands):

	2013	2014	2015
Federal	$(1,862)	$(4)	$—
State and local	(390)	287	708
Foreign	4,894	3,887	3,044
Total Current	2,642	4,170	3,752
APIC	(160)	(84)	—
Deferred	129	(371)	(329)
Total	$2,611	$3,715	$3,423

The components of deferred tax assets/(liabilities) are as follows (in thousands):

	2014	2015
Net deferred tax assets/(liabilities):
Current:
Reserve for sales allowances and possible losses	$1,034	$797
Accrued expenses	8,231	1,252
Prepaid royalties	16,322	13,869
Accrued royalties	5,029	4,178
Inventory	4,065	3,495
State income taxes	(8,206)	(7,231)
Other	709	487
Gross current	27,184	16,847
Valuation allowance	(23,826)	(19,586)
Net current	3,358	(2,739)
Long Term:
Federal and state net operating loss carryforwards	29,383	37,473
Property and equipment	4,542	4,039
Original issue discount interest	(13,561)	(10,419)
Goodwill and intangibles	43,269	36,990
Share based compensation	2,309	2,487
Other	11,037	11,228
Gross long-term	76,979	81,798
Valuation allowance	(82,959)	(81,352)
Net long-term	(5,980)	446
Total net deferred tax assets/(liabilities)	$(2,622)	$(2,293)

Provision for income taxes varies from the U.S. federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates:

	2013	2014	2015
Federal income tax expense	35.0%	35.0%	35.0%
State income tax expense, net of federal tax effect	6.2	―	1.0
Effect of differences in U.S. and Foreign statutory rates	4.8	(14.1)	(9.4)
Uncertain tax positions	0.4	―	0.3
Earn out adjustments	―	―	(7.4)
Provision to return	―	―	12.2
Other	4.3	(0.4)	1.6
Foreign deemed dividend	(45.3)	―	1.7
Foreign tax credit	21.4	―	(0.5)
Valuation allowance	(31.9)	(5.8)	(21.6)
	(5.1)%	14.7%	12.9%

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

The components of income (loss) before provision (benefit) for income taxes are as follows (in thousands):

	2013	2014	2015
Domestic	$(66,470)	$5,358	$11,692
Foreign	15,175	19,866	14,901
	$(51,295)	$25,224	$26,593

The Company has approximately $252 million of cumulative undistributed earnings of non-U.S. subsidiaries for which U.S. taxes have not been provided as of December 31, 2015. These earnings are intended to be permanently reinvested outside the U.S. If future events necessitate that these earnings should be repatriated to the U.S., an additional tax expense and related liability may be required. The determination of the amount of unrecognized U.S. deferred tax liability for undistributed earnings of non-U.S. subsidiaries is not practicable. The Company also does not provide deferred taxes on foreign currency translation adjustments under the indefinite reversal exception.

The Company uses a recognition threshold and measurement process for recording in the consolidated financial statements uncertain tax positions (“UTP”) taken or expected to be taken in a tax return.

$1.8 million of additional UTPs related to Hong Kong mold depreciation were recognized in 2015. In addition, approximately $2.1 million of California audit and R&D Credit based UTPs became de-recognized during 2015, due to the closing of a California income tax audit. These items were included in the 2015 income tax provision. During 2014, approximately $44,000 of the liability for UTP was de-recognized.

Current interest on uncertain income tax liabilities is recognized as interest expense and penalties are recognized in selling, general and administrative expenses in the consolidated statement of operations. During 2013, the Company recognized $120,000 of current year interest expense relating to UTPs. During 2014, the Company recognized $150,000 of current year interest expense relating to UTPs. During 2015, the Company did not recognize any current year interest expense relating to UTPs.

The following table provides further information of UTPs that would affect the effective tax rate, if recognized, as of December 31, 2015 (in millions):

Balance, January 1, 2013	$4.8
Current year additions	0.3
Current year reduction due to lapse of applicable statute of limitations	(2.5)
Balance, December 31, 2013	2.6
Current year additions	—
Current year reduction due to lapse of applicable statute of limitations	(0.1)
Balance, December 31, 2014	2.5
Current year additions	1.8
Current year reduction due to audit settlement	(2.1)
Balance, December 31, 2015	$2.2

Tax years 2012 through 2014 remain subject to examination in the United States. The tax years 2010 through 2014 are generally still subject to examination in the various states. The tax years 2009 through 2014 are still subject to examination in Hong Kong. In the normal course of business, the Company is audited by federal, state, and foreign tax authorities. The U.S. Internal Revenue Service is not currently examining any of the tax years.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets by jurisdiction. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2015. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth. The Company is required to establish a valuation allowance for the U.S. deferred tax assets and record a charge to income if Management determines, based upon available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets may not be realized.

For the three-year period ended December 31, 2015, the Company was in a cumulative pre-tax loss position in the U.S. On the basis of this evaluation, as of December 31, 2015, a valuation allowance of $100.9 million has been recorded against the U.S. deferred tax assets that more likely than not will not be realized. For the year ended December 31, 2015, the valuation allowance decreased by $5.9 million from $106.8 million at December 31, 2014 to $100.9 million at December 31, 2015. The net deferred tax liabilities of $2.3 million represent the net deferred tax liabilities in the foreign jurisdiction, where the Company is in a cumulative income position. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as the Company’s projections for growth.

At December 31, 2015, the Company had U.S. federal net operating loss carryforwards, or "NOLs," of approximately $76 million, which will begin to expire in 2031. At December 31, 2015, the Company's state NOLs were mainly from California. The majority of the approximately $110 million of California NOLs will begin to expire in 2031. At December 31, 2015, the Company had foreign tax credit carryforwards of approximately $12.6 million, which will begin to expire in 2022. At December 31, 2015, the Company had federal research and development tax credit carryforwards ("credit carryforwards") of approximately $0.5 million, which will begin to expire in 2029. At December 31, 2015, the Company had state research and development tax credits of approximately $140,000, which carry forward indefinitely. Utilization of certain NOLs and research credit carryforwards may be subject to an annual limitation due to ownership change limitations set forth in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and comparable state income tax laws. Any future annual limitation may result in the expiration of NOLs and credit carryforwards before utilization.

Note 14—Leases

The Company leases office, warehouse and showroom facilities and certain equipment under operating leases. Rent expense for the years ended December 31, 2013, 2014 and 2015 totaled $14.4 million, $13.0 million, and $11.5 million, respectively. Including leases abandoned during 2013 and 2014, the following is a schedule of minimum annual lease payments (in thousands).

2016	$12,729
2017	12,524
2018	9,248
2019	5,995
2020	3,997
Thereafter	11,892
$56,385

Note 15—Common Stock, Preferred Stock and Warrants

The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. On December 31, 2014 shares issued and outstanding were 22,682,295, and on December 31, 2015, shares issued and outstanding were 21,153,878.

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

In January 2014, the Company issued an aggregate of 531,993 shares of restricted stock at a value of approximately $3.6 million to two executive officers, which vest, subject to certain company financial performance criteria, over a one to three year period. In addition, an aggregate of 78,150 shares of restricted stock were issued to its five non-employee directors, which vested in January 2015, at an aggregate value of approximately $0.5 million.

In June 2014, the Company effectively repurchased 3,112,840 shares of its common stock at an average cost of $7.71 per share for an aggregate amount of $24.0 million pursuant to a prepaid forward share repurchase agreement entered into with Merrill Lynch International (“ML”). These repurchased shares are treated as retired for basic and diluted EPS purposes although they remain legally outstanding. The Company reflects the aggregate purchase price of its common shares repurchased as a reduction to stockholders’ equity allocated to treasury stock. No shares have been delivered to the Company by ML as of December 31, 2015.

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

In April 2015, the Company issued an aggregate of 135,234 shares of restricted stock at a value of approximately $0.9 million to an executive officer, which vests subject to certain company financial performance criteria and market conditions, over a one to three year period.

In June 2015, the Board of Directors authorized the repurchase of up to an aggregate of $30.0 million of the Company’s outstanding common stock and/or convertible notes (collectively, “securities”). The Company intends to retire any repurchased securities. As of December 31, 2015, the Company repurchased 1,547,361 shares of its common stock at an aggregate value of $13.2 million, of which 1,000,000 shares have been retired and cancelled. No convertible notes have been repurchased as of December 31, 2015.

No dividend was declared or paid in 2014 and 2015.

Note 16—Commitments

The Company has entered into various license agreements whereby the Company may use certain characters and intellectual properties in conjunction with its products. Generally, such license agreements provide for royalties to be paid at 1% to 20% of net sales with minimum guarantees and advance payments.

In the event the Company determines that a shortfall in achieving the minimum guarantee is likely, a liability is recorded for the estimated short fall and charged to royalty expense.

Future annual minimum royalty guarantees as of December 31, 2015 are as follows (in thousands):

2016	$32,427
2017	28,696
2018	17,659
2019	10
$78,792

The Company has entered into employment and consulting agreements with certain executives expiring through December 31, 2018. The aggregate future annual minimum guaranteed amounts due under those agreements as of December 31, 2015 are as follows (in thousands):

2016	$6,869
2017	5,324
2018	1,315
$13,508

Note 17—Share-Based Payments

Under its 2002 Stock Award and Incentive Plan (“the Plan”), which incorporated its Third Amended and Restated 1995 Stock Option Plan, the Company has reserved 6,525,000 shares of its common stock for issuance upon the exercise of options granted under the Plan, as well as for the awarding of other securities. Under the Plan, employees (including officers), non-employee directors and independent consultants may be granted options to purchase shares of common stock and other securities (Note 15). The vesting of these options and other securities may vary, but typically vest on a step-up basis over a maximum period of 4 years. Restricted shares typically vest in the same manner, with the exception of certain awards vesting over one to two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service period. As of December 31, 2015, 708,123 shares were available for future grant. Additional shares may become available to the extent that options or shares of restricted stock presently outstanding under the Plan terminate or expire.

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

During 2015, the Company issued a total of 734,823 shares of restricted stock; of which 660,968 shares of restricted stock (with performance based vesting measures) were issued to two executive officers. Of the 660,968 shares, a total of 612,221 were subsequently forfeited based upon the Company not meeting certain financial targets for the year. A total of 73,855 shares were granted to its non-employee directors. The Company cancelled 51,633 shares of restricted stock due to various non-executive employees departing from the Company prior to shares vesting completely. Also during 2015, certain employees, including an executive officer, surrendered an aggregate of 52,024 shares of restricted stock for a nominal amount to cover income taxes due on the vesting of restricted shares. As of December 31, 2015, 411,409 shares of the restricted stock remained unvested, representing a weighted average grant date fair value of $2.7 million.

The following table summarizes the restricted stock award activity, annually, for the years ended December 31, 2013, 2014 and 2015:

	Restricted and Performance Based Stock Awards (RSA)
	Number of Shares	Weighted Average Fair Value

Outstanding, December 31, 2012	95,315	$16.75
Awarded	996,990	$8.38
Released	(80,428)	$16.46
Forfeited	(290,125)	$12.61
Outstanding, December 31, 2013	721,752	$6.88
Awarded	610,143	$6.72
Released	(219,187)	$7.99
Forfeited	(544,651)	$6.61
Outstanding, December 31, 2014	568,057	$6.54
Awarded	734,823	$6.81
Released	(227,616)	$6.60
Forfeited	(663,855)	$6.77
Outstanding, December 31, 2015	411,409	$6.61

As of December 31, 2015, there was $1.8 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.85 years.

The following table summarizes the total share-based compensation expense and related tax benefits recognized (in thousands):

	Year Ended December 31,
	2013	2014	2015

Restricted stock compensation expense	$1,085	$1,473	$1,562
Tax benefit related to restricted stock compensation	$—	$—	$—

Stock Options

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period. For the three years in the period ending December 31, 2015, the Company incurred no expense related to stock options previously awarded.

The Company uses the Black-Scholes method of valuation for share-based option awards. In valuing the stock options, the Black-Scholes model incorporates assumptions about stock volatility, expected term of stock options, and risk free interest rate. The valuation is reduced by an estimate of stock option forfeitures.

Stock option activity pursuant to the Plan is summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding, December 31, 2012	134,644	$19.82
Canceled	(7,500)	$13.39
Outstanding, December 31, 2013	127,144	$20.20
Canceled	(52,144)	$19.50
Outstanding, December 31, 2014	75,000	$20.69
Canceled	(75,000)	$20.69
Outstanding, December 31, 2015	-

Non-Employee Stock Warrants

In 2012, the Company granted 1,500,000 stock warrants with an exercise price of $16.28 per share and a five year term to a third party as partial consideration for the exclusive right to use certain recognition technology in connection with the Company’s toy products. The exercise price of the 2012 stock warrants is equal to the volume-weighted average price of the Company’s common stock over the five trading days preceding the date of grant. All warrants vested upon grant and are exercisable over the term of the warrants. At December 31, 2013, 2014 and 2015 all such stock warrants remained outstanding with an exercise price of $16.28 per share and an expiration date of September 12, 2017.

The Company measures the fair value of the warrants granted on the measurement date. The fair value of the 2012 stock warrant is capitalized as an intangible asset and will be amortized to expense in the consolidated statements of operations when the related product is released and the related net sales are recognized, which commenced in the third quarter of 2013.

Note 18—Employee Benefits Plan

The Company sponsors for its U.S. employees, a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Plan provides that employees may defer up to 50% of their annual compensation subject to annual dollar limitations, and that the Company will make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation. Company matching contributions, which vest immediately, totaled $2.1 million, $1.9 million, and $2.2 million for the years ended December 31, 2013, 2014 and 2015, respectively.

Note 19—Supplemental Information to Consolidated Statements of Cash Flows

In 2013, certain employees – including an executive officer, surrendered an aggregate of 7,540 shares of restricted stock at a value of less than $0.1 million to cover their income taxes due on the 2013 vesting of the restricted shares granted them in 2009, 2010, 2011 and 2012. Additionally, the Company recognized a $0.2 million excess tax deficiency from the vesting of restricted stock.

In 2014, certain employees – including an executive officer, surrendered an aggregate of 51,877 shares of restricted stock at a value of less than $0.1 million to cover their income taxes due on the 2014 vesting of the restricted shares granted them in 2013 and prior. Additionally, the Company recognized a $0.1 million excess tax deficiency from the vesting of restricted stock.

In 2015, certain employees – including an executive officer, surrendered an aggregate of 52,024 shares of restricted stock for a nominal amount to cover their income taxes due on the 2015 vesting of the restricted shares granted them in 2014 and prior. Additionally, the Company recognized a nominal excess tax benefit from the vesting of restricted stock.

Note 20—Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for the years 2014 and 2015 are summarized below. The Company has derived this data from the unaudited consolidated interim financial statements that, in the Company's opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quaterly results should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

	2014				2015
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Net sales	$82,510	$124,172	$349,362	$254,016	$114,201	$131,106	$337,027	$163,407
Gross profit	$23,555	$37,818	$94,737	$79,697	$35,378	$39,287	$104,329	$49,575
Income (loss) from operations	$(14,924)	$(4,819)	$43,812	$7,258	$(4,199)	$(3,008)	$44,628	$(6,891)
Income (loss) before provision (benefit) for income taxes	$(16,789)	$(7,772)	$45,807	$3,978	$(7,154)	$(4,414)	$47,239	$(9,078)
Net income (loss)	$(16,305)	$(9,053)	$44,069	$2,798	$(7,581)	$(5,727)	$45,864	$(9,386)
Basic earnings (loss) per share	$(0.74)	$(0.43)	$2.33	$0.14	$(0.40)	$(0.30)	$2.47	$(0.50)
Weighted average shares outstanding	22,003	21,276	18,897	19,570	19,090	19,108	18,559	18,781
Diluted earnings (loss) per share	$(0.74)	$(0.43)	$1.03	$0.11	$(0.40)	$(0.30)	$1.12	$(0.50)
Weighted average shares and equivalents outstanding	22,003	21,276	45,152	44,060	19,090	19,108	42,562	18,781

Quarterly and year-to-date computations of income (loss) per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

Note 21—Litigation

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2013, 2014 and 2015

Allowances are deducted from the assets to which they apply, except for sales returns and allowances.

	Balance at	Charged to		Balance
	Beginning	Costs and		at End
	of Period	Expenses	Deductions	of Period
	(In thousands)
Year ended December 31, 2013:
Allowance for:
Uncollectible accounts	$2,536	$541	$(149)	$2,928
Reserve for potential product obsolescence	9,951	16,257	(16,721)	9,487
Reserve for sales returns and allowances	34,373	37,727	(40,726)	31,374
	$46,860	$54,525	$(57,596)	$43,789
Year ended December 31, 2014:
Allowance for:
Uncollectible accounts	$2,928	$1,545	$(1,209)	$3,264
Reserve for potential product obsolescence	9,487	5,524	(7,134)	7,877
Reserve for sales returns and allowances	31,374	44,741	(51,638)	24,477
	$43,789	$51,810	$(59,981)	$35,618
Year ended December 31, 2015:
Allowance for:
Uncollectible accounts	$3,264	$(143)	$(407)	$2,714
Reserve for potential product obsolescence	7,877	1,511	(1,337)	8,051
Reserve for sales returns and allowances	24,477	42,507	(49,717)	17,267
	$35,618	$43,875	$(51,461)	$28,032

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report, have concluded that as of December 31, 2015, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in the reports we file or submit with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control — Integrated Framework (2013). We believe that, as of December 31, 2015, our internal control over financial reporting was effective based upon those criteria.

Our independent registered public accounting firm has issued a report on our internal control over financial reporting. This report appears below.

Report of the Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JAKKS Pacific, Inc.
Santa Monica, California

We have audited JAKKS Pacific, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in  Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). JAKKS Pacific, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, JAKKS Pacific, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of JAKKS Pacific, Inc. as of December 31, 2014 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Los Angeles, California
March 15, 2016

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Positions with the Company

Stephen G. Berman	51	Chief Executive Officer, President, Secretary and Director
Joel M. Bennett	54	Executive Vice President and Chief Financial Officer
John J. McGrath	50	Chief Operating Officer
Michael S. Sitrick	68	Director
Murray L. Skala	69	Director
Alexander Shoghi	34	Director
Rex H. Poulsen	64	Director

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

Alexander Shoghi has been a director since December 18, 2015. Mr. Shoghi is a Portfolio Manager at Oasis Management, a private investment management firm headquartered in Hong Kong. Mr. Shoghi joined Oasis in 2005, first based in Hong Kong, and subsequently relocating to the US as the founder and manager of Oasis Capital in Austin, Texas in early 2012. From 2004 to 2005, Mr. Shoghi worked at Lehman Brothers in New York City. Mr. Shoghi received a Bachelor of Science of Business Administration in Finance and International Business from Georgetown University in 2004.

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

Mr. Fergus McGovern was a director from December 19, 2014 until his unexpected and untimely death on February 27, 2016.

A majority of our directors are “independent,” as defined under the rules of Nasdaq. Such independent directors are Messrs. Sitrick, Poulsen and Shoghi. Our directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Our officers are elected annually by our Board of Directors and serve at its discretion. None of our current independent directors have served as such for more than the past five years and were initially selected for their experience as a businessman (Sitrick); for financial expertise (Poulsen); and for experience with finance and capital markets (Shoghi). We believe that our board is best served by benefiting from this blend of business and financial expertise and experience. Our remaining directors consist of our chief executive officer who brings management’s perspective to the board’s deliberations and, our longest serving director (Skala), who, as an attorney with many years’ experience advising businesses, is able to provide guidance to the board from a legal perspective.

Committees of the Board of Directors

We have an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee.   In addition to risk management functions, the primary functions of the Audit Committee are to select or to recommend to our Board the selection of outside auditors; to monitor our relationships with our outside auditors and their interaction with our management in order to ensure their independence and objectivity; to review, and to assess the scope and quality of, our outside auditor’s services, including the audit of our annual financial statements; to review our financial management and accounting procedures; to review our financial statements with our management and outside auditors; and to review the adequacy of our system of internal accounting controls. Messrs. Poulsen (chairman), Sitrick and Shoghi are the current members of the Audit Committee and are each “independent” (as that term is defined in NASD Rule 4200(a)(14)), and are each able to read and understand fundamental financial statements. Mr. Poulsen, our audit committee financial expert, is the Chairman of the Audit Committee and possesses the financial expertise required under Rule 401(h) of Regulation S-K of the Act and NASD Rule 4350(d)(2). He is further “independent”, as that term is defined under Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. We will, in the future, continue to have (i) an Audit Committee of at least three members comprised solely of independent directors, each of whom will be able to read and understand fundamental financial statements (or will become able to do so within a reasonable period of time after his or her appointment); and (ii) at least one member of the Audit Committee that will possess the financial expertise required under NASD Rule 4350(d)(2). Our Board has adopted a written charter for the Audit Committee and the Audit Committee reviews and reassesses the adequacy of that charter on an annual basis. The full text of the charter is available on our website at www.jakks.com.

Compensation Committee.    In addition to risk management functions, the functions of the Compensation Committee are to make recommendations to the Board regarding compensation of management employees and to administer plans and programs relating to employee benefits, incentives, compensation and awards under our 2002 Stock Award and Incentive Plan (the “2002 Plan”). Messrs. Sitrick (Chairman) and Poulsen are the current members of the Compensation Committee. The Board has determined that each of them is “independent,” as defined under the applicable rules of Nasdaq. A copy of the Compensation Committee’s Charter is available on our website at www.jakks.com. Executive officers that are members of our Board make recommendations to the Compensation Committee with respect to the compensation of other executive officers that are not on the Board. Except as otherwise prohibited, the Committee may delegate its responsibilities to subcommittees or individuals. The Compensation Committee has the authority, in its sole discretion, to retain or obtain advice from a compensation consultant, legal counsel or other advisor and is directly responsible for the appointment, compensation and oversight of such persons. The Company provides the appropriate funding to such persons as determined by the Compensation Committee. The Compensation Committee conducts an independence assessment of its outside advisors using the six factors contained in Exchange Act Rule 10C-1. The Compensation Committee receives legal advice from our outside general counsel and for 2015 retained Lipis Consulting, Inc. (“LCI), a compensation consulting firm, which provides advice directly to the Compensation Committee.

The Compensation Committee also annually reviews the overall compensation of our executive officers for the purpose of determining whether discretionary bonuses should be granted. In 2015, LCI presented a report to the Compensation Committee comparing our performance, size and executive compensation levels to those of peer group companies. LCI also reviewed with the Compensation Committee the base salaries, annual bonuses, total cash compensation, long-term compensation and total compensation of our senior executive officers relative to those companies. The performance comparison presented to the Compensation Committee each year includes a comparison of our total shareholder return, earnings per share growth, sales, net income (and one-year growth of both measures) to the peer group companies. The Compensation Committee reviews this information along with details about the components of each executive officer’s compensation. LCI also provided guidance to the Compensation Committee with respect to the extension of Messrs. McGrath’s and Bennett’s employment agreements (see “ - Employment Agreements”). The Compensation Committee consulted with Frederick W. Cook & Co., Inc. (“FWC), a compensation consulting firm, in 2012 with respect to determination of a portion of Mr. Berman’s bonus criteria for 2012, and in 2013 with respect to determination of a portion of his bonus criteria for 2013, and in 2014 with respect to the determination of a portion of his bonus criteria for 2014. The Compensation Committee also consulted with FWC in 2013 with respect to a portion of Mr. McGrath’s bonus criteria for 2013 and in 2014 with respect to a portion of his bonus criteria for 2014.  The Compensation Committee consulted with LCI with respect to establishing the bonus criteria for Messrs. Berman and McGrath for 2015.

Nominating and Corporate Governance Committee.    In addition to risk management functions, the functions of the Nominating and Corporate Governance Committee are to develop our corporate governance system and to review proposed new members of our board of directors, including those recommended by our stockholders. Messrs. Poulsen (Chairman) and Sitrick are the current members of our Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates pursuant to a written charter adopted by the Board. The full text of the charter is available on our website at www.jakks.com. The Board has determined that each member of this Committee is “independent,” as defined under the applicable rules of Nasdaq.

The Nominating and Corporate Governance Committee reviews, on an annual basis, the composition of our Board of Directors and the ability of its current members to continue effectively as directors for the upcoming fiscal year. The Nominating and Corporate Governance Committee has considered the need for the role of Chairman of the Board and if the position is reestablished, its relation to the Chief Executive Officer. In the ordinary course, absent special circumstances or a change in the criteria for Board membership, the Nominating and Corporate Governance Committee will renominate incumbent directors who continue to be qualified for Board service and are willing to continue as directors. If that Committee thinks it is in our best interests to nominate a new individual for director in connection with an annual meeting of stockholders, or if a vacancy on the Board occurs between annual stockholder meetings or an incumbent director chooses not to run, the nominating committee will seek out potential candidates for Board appointment who meet the criteria for selection as a nominee and have the specific qualities or skills being sought. Director candidates will be selected based on input from members of the Board, our senior management and, if the Committee deems appropriate, a third-party search firm. The Nominating and Corporate Governance Committee will evaluate each candidate’s qualifications and check relevant references and each candidate will be interviewed by at least one member of that Committee. Candidates meriting serious consideration will meet with all members of the Board. Based on this input, the Nominating and Corporate Governance Committee will evaluate whether a prospective candidate is qualified to serve as a director and whether the Committee should recommend to the Board that this candidate be appointed to fill a current vacancy on the Board, or presented for the approval of the stockholders, as appropriate.

Following the procedures described above, it is anticipated that the Nominating and Corporate Governance Committee will recommend a candidate to fill the vacant seat on the Board created by the sudden and untimely death of Mr. McGovern on February 27,
2016.

Capital Allocation Committee.  The functions of the Capital Allocation Committee are to make recommendations to the Board regarding our capital structure, material capital allocation decisions, strategic investments, acquisitions and dispositions, and other opportunities for maximizing shareholder value.  Messrs. Sitrick (Chairman), Poulsen and Skala are the current members of the Compensation Committee. The Board has determined that a majority of them is “independent,” as defined under the applicable rules of Nasdaq.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during 2015 and Forms 5 and amendments thereto furnished to us with respect to 2015, each of our directors filed one Form 4 late as did two of our executive officers, but all other Forms 3, 4 and 5 required to be filed during 2015 by our directors and executive officers were done so on a timely basis.

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

Pursuant to our Code of Conduct (a copy of which may be found on our website, www.jakks.com), all of our employees are required to disclose to our General Counsel, the Board of Directors or any committee established by the Board of Directors to receive such information, any material transaction or relationship that reasonably could be expected to give rise to actual or apparent conflicts of interest between any of them, personally, and us. In addition, our Code of Conduct also directs all employees to avoid any self-interested transactions without full disclosure. This policy, which applies to all of our employees, is reiterated in our Employee Handbook which states that a violation of this policy could be grounds for termination. In approving or rejecting a proposed transaction, our General Counsel, Board of Directors or designated committee will consider the facts and circumstances available and deemed relevant, including but not limited to, the risks, costs, and benefits to us, the terms of the transactions, the availability of other sources for comparable services or products, and, if applicable, the impact on director independence. Upon concluding their review, they will only approve those agreements that, in light of known circumstances, are in or are not inconsistent with, our best interests, as they determine in good faith.

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

Administration and Process

Our executive compensation program is administered by the Compensation Committee. The Compensation Committee receives legal advice from our outside general counsel and has retained Lipis Consulting, Inc. (“LCI”), a compensation consulting firm, which provides advice directly to the Compensation Committee. Historically, the base salary, bonus structure and the long-term equity compensation of our executive officers are governed by the terms of their individual employment agreements (see “-Employment Agreements and Termination of Employment Arrangements”) and we expect that to continue in the future. With respect to our chief executive officer and president and our chief operating officer the Compensation Committee, with input from LCI, establishes target performance levels for incentive bonuses based on a number of factors that are designed to further our executive compensation objectives, including our performance, the compensation received by similarly-situated executive officers at peer group companies, the conditions of the markets in which we operate and the relative earnings performance of peer group companies.

Historically, a factor given considerable weight in establishing bonus performance criteria is Adjusted EPS which is the net income per share of our common stock calculated on a fully-diluted basis in accordance with GAAP, applied on a basis consistent with past periods, as adjusted in the sole discretion of the Compensation Committee to take account of extraordinary or special items.

As explained in greater detail below (see “Employment Agreements and Termination of Employment Arrangements”), pursuant to a September 2012 amendment to Mr. Berman’s employment agreement, commencing in 2013, his annual bonus has been restructured so that part of it is now capped at 300% of his base salary and the performance criteria and vesting are solely within the discretion of the Compensation Committee, which will establish all of the criteria during the first quarter of each fiscal year for that year’s bonus, based upon financial and non-financial factors selected by the Compensation Committee, and another part of his annual performance bonus will be based upon the success of a joint venture entity we initiated in September 2012. The portion of the bonus equal to 200% of base salary is payable in cash and the balance in restricted stock vesting over three years. In addition, the annual grant of $500,000 of restricted stock was changed to $3,500,000 of restricted stock and the vesting criteria was also changed from being solely based upon established EPS targets to being based upon performance standards established by the Compensation Committee during the first quarter of each year.

On June 11, 2015 we entered into an amended employment agreement with our Chief Operating Officer, John J. (Jack) McGrath, which extends his employment to December 31, 2017. As disclosed in greater detail below, Mr. McGrath’s employment agreement also provides for fixed and adjustable bonuses payable based upon adjusted EPS, which targets are set in the agreement, based upon input from LCI, with the adjustable bonus capped at a maximum of 125% of base salary.

While the Compensation Committee does not establish target performance levels for our chief financial officer, it does consider similar factors when determining such officer’s bonus. We entered into a new employment agreement with Mr. Bennett dated June 11, 2015, which extends his employment to December 31, 2017. The agreement authorizes our Compensation Committee and Board of Directors to award an annual bonus to Mr. Bennett in an amount as the Committee or Board determines at its discretion.

The current employment agreements with our named executive officers also gives the Compensation Committee the authority to award additional compensation to each of them as it determines in its sole discretion based upon criteria it establishes.

The Compensation Committee also annually reviews the overall compensation of our named executive officers for the purpose of determining whether discretionary bonuses should be granted. In 2015, LCI presented a report to the Compensation Committee comparing our performance, size and executive compensation levels to those of peer group companies. LCI also reviewed with the Compensation Committee the base salaries, annual bonuses, total cash compensation, long-term compensation and total compensation of our senior executive officers relative to those companies. The performance comparison presented to the Compensation Committee each year includes a comparison of our total shareholder return, earnings per share growth, sales, net income (and one-year growth of both measures) to the peer group companies. The Compensation Committee reviews this information along with details about the components of each named executive officer’s compensation.

Peer Group

One of the factors considered by the Compensation Committee is the relative performance and the compensation of executives of peer group companies. The peer group is comprised of a group of the companies selected in conjunction with LCI that we believe provides relevant comparative information, as these companies represent a cross-section of publicly-traded companies with product lines and businesses similar to our own throughout the comparison period. The composition of the peer group is reviewed annually and companies are added or removed from the group as circumstances warrant. For the last fiscal year, the peer group companies utilized for executive compensation analysis, which, except for the removal of Kid Brands, Inc., remained the same as in the previous year were:

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

Base Salary

Mr. Berman received compensation in 2015 pursuant to the terms of his employment agreement; Mr. McGrath became an executive officer on August 23, 2011 pursuant to the terms of an amendment to his employment agreement and Mr. Bennett entered into a new employment agreement on October 21, 2011 which was extended in 2015. As discussed in greater detail below, the employment agreement for Mr. Berman was to expire on December 31, 2010 and Mr. Bennett’s employment agreement expired on December 31, 2013. Effective November 11, 2010, Mr. Berman entered into an amended and restated employment agreement. Pursuant to the terms of their employment agreements as in effect on December 31, 2013, Messrs. Berman, McGrath, and Bennett each receive a base salary which is increased automatically each year by $25,000 for Mr. Berman and $15,000 for each of Messrs. McGrath and Bennett pursuant to the terms of their respective employment agreements. Mr. Bennett’s extended employment agreement, which now expires in 2017, does not provide for automatic annual increases in base salary. Any further increase in base salary, as the case may be, is determined by the Compensation Committee based on a combination of two factors. The first factor is the Compensation Committee’s evaluation of the salaries paid in peer group companies to executives with similar responsibilities. The second factor is the Compensation Committee’s evaluation of the executive’s unique role, job performance and other circumstances. Evaluating both of these factors allows us to offer a competitive total compensation value to each individual named executive officer taking into account the unique attributes of, and circumstances relating to, each individual, as well as marketplace factors. This approach has allowed us to continue to meet our objective of offering a competitive total compensation value and attracting and retaining key personnel. Based on its review of these factors, the Compensation Committee determined not to increase the base salary of each of Messrs. Berman, McGrath and Bennett above the contractually required minimum increase in 2015 as unnecessary to maintain our competitive total compensation position in the marketplace.

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

The employment agreements as in effect on January 1, 2015 for Messrs. Berman and McGrath provided for an incentive cash bonus award based on a percentage of each participant’s base salary if the performance goals set by the Compensation Committee are met for that year. The employment agreements mandated that the specific criteria to be used is growth in earnings per share and the Compensation Committee sets the various target thresholds to be met to earn increasing amounts of the bonus up to a maximum of 200% of base salary for Mr. Berman and 125% for Mr. McGrath, although the Compensation Committee has the ability to increase the maximum in its discretion. Commencing in 2012, the Compensation Committee is required to meet to establish criteria for earning the annual performance bonus (and with respect to Mr. Berman, any additional annual performance bonus) during the first quarter of the year.

The employment agreements as in effect on January 1, 2015 for Messrs. Berman, McGrath and Bennett contemplate that the Compensation Committee may grant discretionary bonuses in situations where, in its sole judgment, it believes they are warranted. The Compensation Committee approaches this aspect of the particular executive’s compensation package by looking at the other components of the executive’s aggregate compensation and then evaluating if any additional compensation is appropriate to meet our compensation goals. As part of this review, the Compensation Committee, with significant input from LCI, collects information about the total compensation packages in our peer group and various indicia of performance by the peer group such as sales, one-year sales growth, net income, one-year net income growth, market capitalization, size of companies, one- and three-year stockholder returns, etc. and then compares such data to our corresponding performance data. Based upon our philosophy of executive compensation described above, in light of the Company’s continuing turn-around and success in 2015, the Compensation Committee, after not approving any discretionary bonuses in 2012 and 2013, approved discretionary bonuses for 2015 to Messrs. Berman, McGrath and Bennett in the amounts of $150,000, $50,000 and $142,500, respectively.

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

Mr. Berman’s 2010 amended and restated employment provides for annual grants of $500,000 of restricted stock which vest in equal annual installments through January 1, 2017, which is one year following the life of the agreement, subject to meeting the 3% vesting condition, as defined in the agreement. As described in greater detail below, pursuant to the 2012 amendment, commencing in 2013, this bonus changed to $3,500,000 of restricted stock to be earned based upon performance targets established by the Compensation Committee during the first quarter of each year. Mr. McGrath’s amended employment agreement provides for annual grants of $75,000 of restricted stock which vests in equal installments over three years subject to meeting certain EPS milestones. The Company did not meet the vesting requirements contained in either employment agreement for 2014 so both of Messrs. Berman and McGrath forfeited their stock awards for 2014. For 2015, due to missed milestones, Mr. Berman forfeited all but 7.5% of his annual grant and Mr. McGrath forfeited all of his annual grant. As explained in greater detail below (see “ Employment Agreements and Termination of Employment Arrangements ”), Mr. Berman’s employment agreement also provides for an annual performance bonus. Commencing in 2012, the criteria for earning such bonus are to be established by the Compensation Committee. This bonus, if earned, is payable partially in cash and partially in shares of restricted common stock. Mr. Berman’s agreement also provides for an additional annual performance bonus, payable solely in shares of restricted stock, which can be earned by Mr. Berman if the Company’s performance meets certain criteria to be established by the Compensation Committee during the first quarter of each year.

After a review of all of the factors discussed above, the Compensation Committee determined that, in keeping with our compensation objectives, and in light of the discretionary bonus already approved, Mr. Berman was not awarded a long term bonus for 2015.

Other Benefits and Perquisites

Our executive officers participate in the health and dental coverage, life insurance, paid vacation and holidays, 401(k) retirement savings plans and other programs that are generally available to all of the Company’s employees.

The provision of any additional perquisites to each of the named executive officers is subject to review by the Compensation Committee. Historically, these perquisites include payment of an automobile allowance and matching contributions to a 401(k) defined contribution plan. In 2015, the named executive officers were granted the following perquisites:  automobile allowance and 401(k) plan matching contribution. We value perquisites at their incremental cost to us in accordance with SEC regulations.

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

Impact of Shareholder Advisory Vote

At our 2015 annual meeting, our shareholders approved our current executive compensation with over 63% of all shares actually voting on the issue (over 38% of all outstanding shares whether or not voting) affirmatively giving their approval. Accordingly, we believe that this vote ratifies our executive compensation philosophy and policies, as currently adopted and implemented, and we intend to continue such philosophy and policies.

Compensation Committee Report

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis (the “CD&A”) for the year ended December 31, 2015. In reliance on the reviews and discussions referred to above, the compensation committee recommended to the board, and the board has approved, that the CD&A be furnished in the annual report on Form 10-K for the year ended December 31, 2015.

By the Compensation Committee of the Board of Directors:

Michael S. Sitrick, Chairman
Rex H. Poulsen, Member

Summary Compensation Table– 2013-2015

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Stephen G. Berman	2015	1,240,000	1,241,200	262,500	―	―	―	30,000	2,773,700
Chief Executive Officer,	2014	1,215,000	1,450,000	―	—	—	—	30,000	2,695,000
President and Secretary	2013	1,190,000	―	―	—	—	—	30,750	1,220,750

John J. McGrath	2015	660,000	566,600	69,378	―	―	―	26,400	1,322,378
Chief Operating Officer	2014	645,000	425,000	―	—	—	—	26,400	1,096,400
	2013	630,000	—	―	—	―	―	27,150	657,150

Joel M. Bennett	2015	475,000	142,500	―	―	―	―	24,000	641,500
Executive Vice President	2014	460,000	207,000	—	—	—	—	24,000	691,000
and Chief Financial Officer	2013	450,000	―	—	—	—	—	24,750	474,750

(1)
Represents automobile allowances paid in the amount of $18,000, $14,400 and $12,000 to each of Messrs. Berman, McGrath, and Bennett, respectively, for 2013, 2014 and 2015; amount also includes matching contributions made by us to the Named Officer’s 401(k) defined contribution plan in the amount of $12,750, $12,000 and $12,000, respectively, for 2013, 2014 and 2015, for each of Messrs. Berman, McGrath and Bennett. See “Employee Pension Plan.”

The following table sets forth certain information regarding all equity-based compensation awards outstanding as of December 31, 2015 by the Named Officers:

Outstanding Equity Awards At Fiscal Year-end

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Stephen G. Berman	—	—	—	—	—	43,618	$347,199	—	—

John J. McGrath	—	—	—	—	—	10,143	80,738	—	—

Joel M. Bennett	—	—	—	—	—	—	—	—	—

(1)	The product of (x) $7.96 (the closing sale price of the common stock on December 31, 2015) multiplied by (y) the number of unvested restricted shares outstanding.

The following table sets forth certain information regarding amount realized upon the vesting and exercise of any equity-based compensation awards during 2015 by the Named Officers:

Options Exercises And Stock Vested-2015

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Stephen G. Berman	—	—	—	—

John J. McGrath	—	—	—	—

Joel M. Bennett	—	—	—	—

Potential Payments upon Termination or Change in Control

The following tables describe potential payments and other benefits that would have been received by each Named Officer at, following or in connection with any termination, including, without limitation, resignation, severance, retirement or a constructive termination of such Named Officer, or a change in control of our Company or a change in such Named Officer’s responsibilities on December 31, 2015. The potential payments listed below assume that there is no earned but unpaid base salary at December 31, 2015.

Stephen G. Berman

	Upon Retirement		Quits For “Good Reason” (2)	Upon Death		Upon “Disability” (3)		Termination Without “Cause”	Termination For “Cause” (4)		Involuntary Termination In Connection with Change of Control(5)
Base Salary	$	―	$3,720,000	$	―	$	―	$3,720,000	$	―	$5,681,431	(6)
Restricted Stock - Performance-Based		―	―		―		―	―		―	―
Annual Cash Incentive Award (1)		―	―		―		―	―		―	―

(1) Assumes that if the Named Officer is terminated on December 31, 2015, they were employed through the end of the incentive period.

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

(6)  Under the terms of Mr. Berman’s employment agreement (see “ - Employment Agreements”), if a change of control occurs and within two years thereafter Mr. Berman is terminated without “Cause” or quits for “Good Reason”, then he has the right to receive a payment equal to 2.99 times his then current base amount as defined in the Code (which was $1,900,144 in 2015).

John J. McGrath

	Upon Retirement		Quits For “Good Reason” (2)	Upon Death		Upon “Disability” (3)		Termination Without “Cause”	Termination For “Cause” (4)		Involuntary Termination In Connection with Change of Control(5)
Base Salary	$	―	$1,320,000	$	―	$	―	$1,320,000	$	―	$1,320,000	(6)
Restricted Stock - Performance-Based		―	―		―		―	―		―	―
Annual Cash Incentive Award (1)		―	―		―		―	―		―	―

(1) Assumes that if the Named Officer is terminated on December 31, 2015, they were employed through the end of the incentive period.

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

Joel M. Bennett

	Upon Retirement		Quits For “Good Reason” (2)	Upon Death		Upon “Disability” (3)		Termination Without “Cause”	Termination For “Cause” (4)		Involuntary Termination In Connection with Change of Control(5)
Base Salary	$	―	$950,000	$	―	$	―	$950,000	$	―	$950,000	(6)
Restricted Stock - Performance-Based		―	―		―		―	―		―	―
Annual Cash Incentive Award (1)		―	―		―		―	―		―	―

(1) Assumes that if the Named Officer is terminated on December 31, 2015, they were employed through the end of the incentive period.

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

Compensation of Directors

Analogous to our executive compensation philosophy, it is our desire to similarly compensate our non-employee directors for their services in a way that will serve to attract and retain highly qualified members. As changes in the securities laws require greater involvement by, and places additional burdens on, a company’s directors it becomes even more necessary to locate and retain highly qualified directors. As such, after consulting with LCI, the Compensation Committee developed and the Board approved a structure for the compensation package of our non-employee directors so that the total compensation package of our non-employee directors would be at approximately the median total compensation package for non-employee directors in our peer group.

In December 2009, our board of directors, after consulting with our prior consultant, changed the compensation package  for non-employee directors as of January 1, 2010 by (i) increasing the annual cash stipend to $75,000, (ii) eliminating meeting fees for attendance at both board and committee meetings, (iii) increasing the annual fees paid to committee chairs and the members of the audit committee, (iv) decreasing by $25,000 the value of the annual grant of restricted shares of our common stock to $100,000 and (v) imposing minimum share holding requirements. Specifically, the chair of the audit committee receives an annual fee of $30,000, each member of the audit committee receives a $15,000 annual fee (including the chair), the chair of the compensation committee and the nominating and governance committee each receives an annual fee of $15,000 and each member of such committees (including the chair) receives an annual fee of $10,000. Newly-elected non-employee directors will receive a portion of the foregoing annual consideration, prorated according to the portion of the year in which they serve in such capacity.

In February 2010 our board determined the terms for the minimum share holding requirements. Pursuant to the new minimum share holding requirements, each director will be required to hold shares with a value equal to at least two times the average annual cash stipend paid to the director during the prior two calendar years. In determining the value of a director’s share holdings, each option, whether or not in the money, will count as ½ share. To illustrate:  if an average director wishes to sell shares in 2016, he will have to hold shares with a market value of at least $208,000 prior to and following any sale of shares calculated as of the date of the sale, such $208,000 minimum calculated by taking the average cash stipend of $104,000 paid during the prior two years multiplied by two.

The following table sets forth the compensation we paid to our non-employee directors for our fiscal year ended December 31, 2015:

Director Compensation

Name		Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Murray L. Skala		2015	75,000	100,443	(2)	—	—	—	—	175,443
Peter F. Reilly	(1)	2015	90,000	100,443	(2)	—	—	—	—	190,443
Rex H. Poulsen		2015	145,000	100,443	(2)	—	—	—	—	245,443
Fergus McGovern	(3)	2015	110,000	100,443	(2)	—	—	—	—	210,443
Michael S. Sitrick		2015	100,000	100,443	(2)	—	—	—	—	200,443
Alexander Shoghi	(4)	2015	—	—		—	—	—	—	—

(1) Mr. Reilly declined to be renominated at the 2015 annual meeting for personal reasons.

(2) The value of the shares was determined by taking the product of (a) 14,771 shares of restricted stock multiplied by (b) $6.80, the last sales price of our common stock on December 31, 2014, as reported by Nasdaq, the date prior to the date the shares were granted, all of which shares vested on January 1, 2016.

(3) Mr. McGovern died on February 27, 2016.

(4) Mr. Shoghi was appointed to the board on December 18, 2015. Except in unusual circumstances, directors receive compensation commencing in the January following their election.

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

The following description modifies and supersedes, to the extent inconsistent with, the disclosure in the preceding paragraphs. The term of Mr. Berman’s employment agreement has been extended to December 31, 2018 and provides (i) that commencing on January 1, 2013 the amount of the annual restricted stock award shall increase to up to $3.5M, with the vesting of each annual grant to be determined by the Compensation Committee based upon performance criteria it establishes during the first quarter of the year of grant; (ii) commencing with 2013 Mr. Berman can earn an annual performance bonus described below. Part of the annual performance bonus in an amount not exceeding 300% of that year’s base salary can be earned based upon financial and non-financial factors determined annually by the Compensation Committee during the first quarter of each year. The other part of the additional annual performance bonus can be earned in an amount equal to one-half of the cash distributions we receive from DreamPlay LLC, subject to satisfaction of the following three conditions: (1) we have positive net income after deducting the aggregate annual performance bonus, (2) the aggregate annual performance bonus cannot exceed 2.9% of our net income for such year except that if our net income exceeds $385,000 for the year the percentage limitation shall be reduced to 1% and if our net income for the year exceeds $770,000 the percentage limitation is reduced to 0.5% and (3) we have received an aggregate of at least $15 million of net income from DreamPlay Toys LLC and DreamPlay LLC. The amendment also provides (i) that the portion of the annual performance bonus up to an amount equal to 200% of that year’s base salary shall be paid in cash, and any excess over 200% of such base salary shall be paid in shares of restricted stock vesting in equal quarterly installments with the initial installment vesting upon grant and the balance over three years following the award date; (ii) for a life insurance policy of $5 million or such lesser amount we can obtain for an annual premium of up to $10,000; (iii) for the reimbursement of legal fees in negotiating this amendment of up to $25,000, (iv) that the full amount of the payments and benefits payable in the event of a Change in Control (as defined in the employment agreement) shall be paid, even if it triggers an excise tax imposed by the tax code if the net after-tax amount would still be greater than reducing the total payments and benefits to avoid such excise tax, and (vi) the term “Good Reason Event” has been expanded to include a change in the composition of our board of directors where the majority of the directors were not in office on September 15, 2012. This provision would have been triggered if management’s slate of nominee directors at our 2014 Annual Meeting were elected so prior to such Meeting, Mr. Berman waived such provision of his employment agreement with respect to the slate of nominees at such Meeting.  Mr. Berman waived the provision again following our 2015 Annual Meeting.

On August 23, 2011 we entered into an amended employment agreement with John J. (Jack) McGrath whereby he became our Chief Operating Officer. The amended employment agreement, which ran through December 31, 2013, provided for an annual salary of $600,000; an annual increase over the prior year’s base salary of at least $15,000; an annual award of $75,000 of restricted stock, subject to vesting in equal installments over three years, provided, however, that the initial vesting of the first installment of each year’s award is conditioned on “Adjusted” EPS (as defined in the amended agreement) for the fiscal year in which the shares are issued being equal to minimum “Adjusted” EPS as follows: 2011 vesting condition: greater of $1.41 or 3% higher than 2010 “Adjusted” EPS; 2012 vesting: greater of $1.45 or 3% higher than 2011“Adjusted” EPS; and 2013 vesting condition: greater of $1.49 or 3% higher than “Adjusted” 2012 EPS. The amended agreement also provides for an annual bonus opportunity of up to 125% of salary payable 50% in cash and 50% in restricted stock (with a four year vesting) based upon “Adjusted” EPS growth. Bonus targets for 2011 range from $1.37 -$1.78. Commencing in 2012 the bonus targets are to be set by the Compensation Committee.

On May 15, 2013, we entered a Second Amendment to Mr. John a/k/a Jack McGrath’s Employment Agreement dated March 4, 2010 (effective January 1, 2010), as previously amended on August 23, 2011. Mr. McGrath’s employment agreement has been amended as follows: (i) the term has been extended by two years to December 31, 2015; (ii) it provides for two annual grants of $75,000 worth of restricted shares of common stock of the Company (A) the first such grant to be made on January 1, 2014, which grant shall vest in three annual equal installments as set forth on Exhibit B to the amendment, provided that Adjusted EPS (as defined in the employment agreement) for the 2014 fiscal year is equal to the greater of $1.05 or an amount that is 3% higher than the actual Adjusted EPS for the 2014 fiscal year; (B) the second grant to be made on January 1, 2015, which grant shall vest in two annual equal installments as set forth on Exhibit B to the amendment, provided that Adjusted EPS for the 2015 fiscal year is equal to the greater of $2.10 or an amount that is 3% higher than the actual Adjusted EPS for the 2015 fiscal year; and (iii) in each of 2014 and 2015 Mr. McGrath can earn an annual performance bonus of up to 125% of his then base salary based upon such financial (e.g., growth in EPS, return on equity, growth in the Common Stock price) and non-financial (e.g., organic growth, personnel development) factors determined annually by the Compensation Committee of the Board of Directors during the first quarter of the relevant calendar year for which the annual performance bonus criteria are being established; one-half of such bonus shall be paid in cash, and one-half in shares of restricted common stock, which shall vest in two equal annual installments, the first installment of which shall vest on the Annual Performance Bonus Award Date (as defined in the employment agreement) and thereafter on January 1 in each subsequent year until the final vesting date on January 1, 2017.  On June 11, 2016, we extended Mr. McGrath’s employment agreement through December 31, 2017.

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

On February 18, 2014, we entered into a Continuation and Extension of Term of Employment Agreement with respect to Mr. Joel M. Bennett’s Employment Agreement dated October 21, 2011 such that it is deemed to have been renewed and continued from January 1, 2014 without interruption and it was extended through December 31, 2015.  On June 11, 2016, we extended Mr. Bennett’s employment agreement through December 31, 2017.

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

Employee Benefits Plan

We sponsor for our U.S. employees (including the Named Officers), a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Plan provided that employees may defer up to 50% of their annual compensation subject to annual dollar limitations, and that we will make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation. Company matching contributions, which vest immediately, totaled $2.1 million, $2.1 million and $2.2 million for 2013, 2014 and 2015, respectively.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 The following table sets forth certain information as of March 4, 2016 with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each of our executive officers named in the Summary Compensation Table set forth under the caption “Executive Compensation”, below, and (4) all our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)(2)	Amount and Nature of Beneficial Ownership (3)		Percent of Outstanding Shares(4)
Dr. Patrick Soon-Shiong	4,700,676	(5)	21.5
AQR Capital Management, LLC	1,866,373	(6)	9.2
Dimensional Fund Advisors LP	1,458,842	(7)	7.2
Oasis Management Company Ltd.	3,531,038	(8)	15.5
Franklin Resources, Inc.	2,284,540	(9)	11.2
Wolverine Asset Management, LLC	1,735,621	(10)	7.9
Pine River Capital Management L.P.	1,649,382	(11)	8.1
Citadel Advisors LLC	2,027,938	(12)	9.1
Geode Capital Management, LLC	1,428,230	(13)	7.0
Whitebox Advisors, LLC	1,315,693	(14)	6.1
Steelhead Partners, LLC	2,073,667	(15)	9.3
Renaissance Technologies LLC	1,820,725	(16)	9.0
Stephen G. Berman	615,283	(17)	3.0
Rex H. Poulsen	59,686	(18)	*
Michael S. Sitrick	62,313	(19)	*
Murray L. Skala	95,641	(20)	*
Joel M. Bennett	37,866		*
John J. McGrath	32,800	(21)	*
Alexander Shoghi	12,542	(22)	*
All directors and executive officers as a group (7 persons)	916,131		4.5%
______________

* Less than 1% of our outstanding shares.

(1)	Unless otherwise indicated, such person’s address is c/o JAKKS Pacific, Inc., 2951 28th Street, Santa Monica, California 90405.

(2)
The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the Securities and Exchange Commission. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The percentage of our outstanding shares is calculated by including among the shares owned by such person any shares which such person or entity has the right to acquire within 60 days after March 4, 2016. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

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

(5)
The address of Dr. Patrick Soon-Shiong is 10182 Culver Blvd., Culver City, CA 90232. Includes 1,500,000 shares underlying a warrant owned by an affiliate. Except for 239,622 shares, and the shares underlying the warrant, all of the shares are owned jointly with California Capital Z, LLC. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13D/A filed on November 25, 2015 and a Form 4 filed on March 4, 2016.

(6)
The address of AQR Capital Management, LLC is Two Greenwich Plaza, Greenwich, CT 06830. Possesses joint voting and dispositive power with respect to all of such shares and certain of the reported shares underlie presently convertible notes. All the information presented in this Item with respect to this beneficial owner, including the percentage ownership since the amount of derivative securities was not disclosed, was extracted solely from the Schedule 13G filed on February 16, 2016.

(7)
The address of Dimensional Fund Advisors LP (formerly known as Dimensional Fund Advisors, Inc.) is Building One, 6300 Bee Cove Road, Austin, TX 78746. Possesses sole voting power over 1,446,853 shares and sole dispositive power over 1,458,842 shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on February 9, 2016.

(8)
The address of Oasis Management Company Ltd. is c/o Oasis Management (Hong Kong) LLC, 21/F Man Yee Building, 68 Des Voeux Road, Central, Hong Kong. Possesses joint voting and dispositive power over with respect to all of such shares. 2,339,885 of such shares underlie presently convertible notes. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13D/A filed on October 27, 2015.

(9)
The address of Franklin Resources, Inc. is One Franklin Parkway, San Mateo, CA 94403. Sole voting and dispositive power is held by Franklin Templeton Investments Corp. (2,097,040 shares) and Templeton Investment Counsel, LLC (187,500 shares). All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on December 10, 2015.

(10)
The address of Wolverine Asset Management, LLC is175 West Jackson Blvd., Suite 340, Chicago Illinois 60604. Possesses joint voting and dispositive power with respect to 1,704,621 of such shares (the balance is held jointly by other related parties) and all which shares underlie presently convertible notes. An additional 31,000 shares underlie options. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on February 16, 2016.

(11)
The address of Pine River Capital Management L.P. is 601 Carlson Pkwy, Suite 330, Minnetonka, MN 55305; Attn: Brian Taylor. Possesses joint voting and dispositive power with respect to all of such shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on February 5, 2016.

(12)
The address of Citadel Advisors, LLC is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603. Possesses joint voting and dispositive power with respect to 1,970,538 of such shares (the balance is held jointly by other related parties), all of which share underlie options and/or other convertible securities. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on February 16, 2016.

(13)
The address of Geode Capital Management, LLC is One Post Office Square, 20th Floor, Boston, MA 02109. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on February 11, 2016.

(14)
The address of Whitebox Advisors, LLC is 3033 Excelsior Boulevard, Suite 300, Minneapolis, MN 55416. Possesses joint voting and dispositive power with respect to all of such shares and all of the reported shares underlie presently convertible notes. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on August 12, 2015.

(15)
The address of Steelhead Partners, LLC is 333 108th Avenue NE, Suite 2010, Bellevue, WA 98004. Possesses sole voting and dispositive power with respect to all of such shares and all of the reported shares underlie presently convertible notes. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed on February 12, 2016.

(16)
The address of Renaissance Technologies LLC is 800 Third Avenue, New York, NY 10022. Possesses sole voting power with respect to 1,799,107 shares, sole dispositive power with respect to 1,819,939 shares and shared dispositive power for 786 shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed on February 12, 2016.

(17)
Includes 439,698 shares of common stock issued on January 1, 2016 pursuant to the terms of Mr. Berman’s January 1, 2003 Employment Agreement (as amended to date), which shares are further subject to the terms of our January 1, 2016 Restricted Stock Award Agreement with Mr. Berman (the “Berman Agreement”). The Berman Agreement provides that Mr. Berman will forfeit his rights to some or all 439,698 shares unless certain conditions precedent are met prior to January 1, 2017, as described in the Berman Agreement, whereupon the forfeited shares will become authorized but unissued shares of our common stock. Also includes 18,238 shares granted on February 11, 2011 representing the stock component of his 2010 performance bonus which vest in seven tranches over six years, with each of the first six tranches equal to 14.5% of the total grant, and a seventh tranche equal to 13% of the total grant. The initial tranche vested on February 11, 2011 with each succeeding tranche vesting on January 1 of each year commencing with January 1, 2012 with the final tranche vesting on January 1, 2017. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(18)	Consists of 59,686 shares of Common Stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 12,542 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2017. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(19)
Includes 14,771 shares of Common Stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which all of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2017. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(20)
Consists of 83,099 shares of Common Stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 12,542 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2017. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(21)
Includes 9,422 shares of common stock issued on January 1, 2016 pursuant to the terms of Mr. McGrath’s March 4, 2010 Employment Agreement (as amended to date), which shares are further subject to the terms of our January 1, 2016 Restricted Stock Award Agreement with Mr. McGrath (the “McGrath Agreement”). The McGrath Agreement provides that Mr. McGrath will forfeit his rights to some or all 9,422 shares unless certain conditions precedent are met prior to January 1, 2017, as described in the McGrath Agreement, whereupon the forfeited shares will become authorized but unissued shares of our common stock. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(22)
Consists of 12,542 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which all of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2017. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

(a)  Transactions with Related Persons

One of our directors, Murray L. Skala, is a partner in the law firm of Feder Kaszovitz LLP, which has performed, and is expected to continue to perform, legal services for us. In 2014 and 2015, we incurred approximately $2.4 million and $3.1 million, respectively, for legal fees and reimbursable expenses payable to that firm. As of December 31, 2014 and 2015, legal fees and reimbursable expenses of $0.6 million and $1.6 million, respectively, were payable to this law firm.

The owner of Nantworks, our DreamPlay Toys joint venture partner, beneficially owns 21.5% of the Company’s outstanding common stock, which includes 1.5 million shares underlying out-of-the-money warrants. Pursuant to the joint venture agreements, the Company is obligated to pay Nantworks a preferred return on joint venture sales.

For the years ended and as of December 31, 2014 and 2015 preferred returns of $821,939 and $718,767, respectively, were earned and payable to Nantworks. As of December 31, 2014 and 2015, the Company has a receivable from Nantworks in the amount of $0.6 million and $0.6 million, respectively. Pursuant to the amended Toy Services Agreement, Nantworks is entitled to receive a renewal fee in the amount of $1.2 million payable in installments of $0.8 million paid on the effective date of the renewal in 2015 and $0.2 million on or before each of August 1, 2016 and 2017. In addition, the Company commenced leasing office space from Nantworks in 2013. The lease was early terminated on January 31, 2015. Rent expense, including common area maintenance and parking, for the year ended December 31, 2014 and 2015 was $1.3 million and $0.1, respectively.

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

The following are the fees of BDO USA, LLP, our principal accountant, for the two years ended December 31, 2015, for services rendered in connection with the audit for those respective years (all of which have been pre-approved by the Audit Committee):

	2014	2015
Audit Fees	$1,177,521	$1,209,590
Audit Related Fees	24,307	33,961
Tax Fees	355	8,350
All Other Fees	—	—
	$1,202,183	$1,251,901

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements (included in Item 8):

●	Reports of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2014 and 2015

●	Consolidated Statements of Operations for the years ended December 31, 2013, 2014 and 2015

●	Consolidated Statements of Other Comprehensive Income (Loss) for the years ended December 31, 2013, 2014 and 2015

●	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2014 and 2015

●	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2014 and 2015

●	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules (included in Item 8):

●	Schedule II — Valuation and Qualifying Accounts

(3)	Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated By-Laws of the Company (2)
4.1	Indenture dated July 24, 2013 by and between the Registrant and Wells Fargo Bank, N.A (3)
4.2	Form of 4.25% Senior Convertible Note (3)
4.3	Credit Agreement dated as of March 27, 2014 by and among Registrant and its US wholly-owned subsidiaries and General Electric Capital Corporation (10)
4.3.1	Fourth Amendment to Credit Agreement dated as of June 5, 2015 by and among Registrant and its US wholly-owned subsidiaries and General Electric Capital Corporation (20)
4.4	Revolving Loan Note dated March 27, 2014 by Registrant and its US wholly-owned subsidiaries in favor of General Electric Capital Corporation (10)
4.5	Indenture dated June 9, 2014 by and between the Registrant and Wells Fargo Bank, N.A (19)
4.6	Form of 4.875% Senior Convertible Note (19)
10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.2.1	2008 Amendment to 2002 Stock Award and Incentive Plan (9)
10.4.1	Second Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of November 11, 2010 (11)
10.4.2	Clarification Letter dated October 20, 2011 with respect to Mr. Berman’s Second Amended and Restated employment agreement (12)
10.4.3	Amendment Number One to Mr. Berman’s Second Amended and Restated Employment Agreement dated September 21, 2012 (13)
10.5	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (14)
10.6	Form of Restricted Stock Agreement (10)
10.7	Employment Agreement between the Company and Joel M. Bennett, dated October 21, 2011 (12)
10.7.1	Continuation and Extension of Term of Employment Agreement Between JAKKS Pacific, Inc. and Joel M. Bennett dated February 18, 2014 (15)
10.7.2	Amendment Extending Term of Employment Agreement Between JAKKS Pacific, Inc. and Joel M. Bennett dated June 11, 2015 (20)
10.8	Employment Agreement between the Company and John a/k/a Jack McGrath, dated March 4, 2010 (16)
10.8.1	First Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated August 23, 2011 (16)
10.8.2	Second Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated May 15, 2013 (17)
10.8.3	Third Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated June 11, 2015 (20)
14	Code of Ethics (18)
21	Subsidiaries of the Company (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Stephen G. Berman (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Joel M. Bennett (*)
32.1	Section 1350 Certification of Stephen G. Berman (*)
32.2	Section 1350 Certification of Joel M. Bennett (*)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.
(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(3)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed July 24, 2013 and incorporated herein by reference.
(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference
(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.
(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.
(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.
(9)	Filed previously as an exhibit to the Company’s Schedule 14A Proxy Statement, filed August 20, 2008, and incorporated herein by reference.
(10)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 17, 2010, and incorporated herein by reference.
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 25, 2012, and incorporated herein by reference.
(14)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.
(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed February 20, 2014, and incorporated herein by reference.
(16)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 24, 2011, and incorporated herein by reference.
(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed May 21, 2013, and incorporated herein by reference.
(18)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.
(19)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2014 and incorporated herein by reference.
(20)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 16, 2015 and incorporated herein by reference.

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2016	JAKKS PACIFIC, INC.

	By:	/s/ STEPHEN G. BERMAN
Stephen G. Berman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEPHEN G. BERMAN	Director and	March 15, 2016
Stephen G. Berman	Chief Executive Officer

Chief Financial Officer
/s/ JOEL M. BENNETT	(Principal Financial Officer and	March 15, 2016
Joel M. Bennett	Principal Accounting Officer)

/s/ REX H. POULSEN	Director	March 15, 2016
Rex H. Poulsen

/s/ MICHAEL S. SITRICK	Director	March 15, 2016
Michael S. Sitrick

/s/ MURRAY L. SKALA	Director	March 15, 2016
Murray L. Skala

/s/ ALEXANDER SHOGHI	Director	March 15, 2016
Alexander Shoghi

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated By-Laws of the Company (2)
4.1	Indenture dated July 24, 2013 by and between the Registrant and Wells Fargo Bank, N.A (3)
4.2	Form of 4.25% Senior Convertible Note (3)
4.3	Credit Agreement dated as of March 27, 2014 by and among Registrant and its US wholly-owned subsidiaries and General Electric Capital Corporation (10)
4.3.1	Fourth Amendment to Credit Agreement dated as of June 5, 2015 by and among Registrant and its US wholly-owned subsidiaries and General Electric Capital Corporation (20)
4.4	Revolving Loan Note dated March 27, 2014 by Registrant and its US wholly-owned subsidiaries in favor of General Electric Capital Corporation (10)
4.5	Indenture dated June 9, 2014 by and between the Registrant and Wells Fargo Bank, N.A (19)
4.6	Form of 4.875% Senior Convertible Note (19)
10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.2.1	2008 Amendment to 2002 Stock Award and Incentive Plan (9)
10.4.1	Second Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of November 11, 2010 (11)
10.4.2	Clarification Letter dated October 20, 2011 with respect to Mr. Berman’s Second Amended and Restated employment agreement (12)
10.4.3	Amendment Number One to Mr. Berman’s Second Amended and Restated Employment Agreement dated September 21, 2012 (13)
10.5	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (14)
10.6	Form of Restricted Stock Agreement (10)
10.7	Employment Agreement between the Company and Joel M. Bennett, dated October 21, 2011 (12)
10.7.1	Continuation and Extension of Term of Employment Agreement Between JAKKS Pacific, Inc. and Joel M. Bennett dated February 18, 2014 (15)
10.7.2	Amendment Extending Term of Employment Agreement Between JAKKS Pacific, Inc. and Joel M. Bennett dated June 11, 2015 (20)
10.8	Employment Agreement between the Company and John a/k/a Jack McGrath, dated March 4, 2010 (16)
10.8.1	First Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated August 23, 2011 (16)
10.8.2	Second Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated May 15, 2013 (17)
10.8.3	Third Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated June 11, 2015 (20)
14	Code of Ethics (18)
21	Subsidiaries of the Company (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Stephen G. Berman (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Joel M. Bennett (*)
32.1	Section 1350 Certification of Stephen G. Berman (*)
32.2	Section 1350 Certification of Joel M. Bennett (*)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.
(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(3)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed July 24, 2013 and incorporated herein by reference.
(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference
(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.
(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.
(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.
(9)	Filed previously as an exhibit to the Company’s Schedule 14A Proxy Statement, filed August 20, 2008, and incorporated herein by reference.
(10)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 17, 2010, and incorporated herein by reference.
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 25, 2012, and incorporated herein by reference.
(14)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.
(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed February 20, 2014, and incorporated herein by reference.
(16)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 24, 2011, and incorporated herein by reference.
(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed May 21, 2013, and incorporated herein by reference.
(18)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.
(19)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2014 and incorporated herein by reference.
(20)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 16, 2015 and incorporated herein by reference.

(*)	Filed herewith.