Form 10-Q
period 2016-03-31
JAKKS PACIFIC INC
filed 2016-05-10
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐      No    ☒

The number of shares outstanding of the issuer’s common stock is 20,474,446 as of May 10, 2016.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
Quarter Ended March 31, 2016
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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

Assets	December 31, 2015 (*)	March 31, 2016 (Unaudited)
Current assets
Cash and cash equivalents	$102,528	$118,914
Accounts receivable, net of allowance for uncollectible accounts of $2,714 and $2,233 in 2015 and 2016, respectively	163,387	85,471
Inventory, net	60,544	53,470
Income taxes receivable	24,008	24,008
Prepaid expenses and other	31,901	32,912
Total current assets	382,368	314,775
Property and equipment
Office furniture and equipment	15,141	15,349
Molds and tooling	86,307	89,012
Leasehold improvements	10,640	10,755
Total	112,088	115,116
Less accumulated depreciation and amortization	93,653	95,256
Property and equipment, net	18,435	19,860
Intangibles, net	42,185	39,773
Other long term assets	3,125	2,831
Investment in DreamPlay, LLC	7,000	7,000
Goodwill, net	44,199	44,024
Trademarks, net	2,308	2,308
Total assets	$499,620	$430,571
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$34,986	$28,132
Accrued expenses	54,081	24,856
Reserve for sales returns and allowances	17,267	13,104
Income taxes payable	21,067	21,741
Total current liabilities	127,401	87,833
Convertible senior notes, net of net debt issuance costs of $5,834 and $5,203 in 2015 and 2016, respectively	209,166	207,797
Other liabilities	5,155	5,303
Income taxes payable	2,199	2,199
Deferred income taxes, net	2,293	2,199
Total liabilities	346,214	305,331
Commitments and contingencies
Stockholders’ equity
Preferred shares, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 21,701,239 and 20,474,446 shares issued and outstanding in 2015 and 2016, respectively	21	20
Treasury stock, at cost; 3,660,201 and 3,112,840 shares in 2015 and 2016, respectively	(28,322)	(24,000)
Additional paid-in capital	194,743	180,363
Accumulated deficit	(3,391)	(20,806)
Accumulated other comprehensive loss	(10,051)	(10,775)
Total JAKKS Pacific, Inc. stockholders’ equity	153,000	124,802
Non-controlling interests	406	438
Total stockholders’ equity	153,406	125,240
Total liabilities and stockholders’ equity	$499,620	$430,571

(*) Derived from audited financial statements

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended March 31, (Unaudited)
	2015	2016

Net sales	$114,201	$95,809
Cost of sales	78,823	64,626
Gross profit	35,378	31,183
Selling, general and administrative expenses	39,577	44,999
Loss from operations	(4,199)	(13,816)
Other income	—	75
Interest income	19	16
Interest expense	(2,974)	(3,226)
Loss before provision for income taxes	(7,154)	(16,951)
Provision for income taxes	427	432
Net loss	(7,581)	(17,383)
Net income attributable to non-controlling interests	—	32
Net loss attributable to JAKKS Pacific, Inc.	$(7,581)	$(17,415)
Loss per share – basic and diluted	$(0.40)	$(1.01)
Shares used in loss per share	19,090	17,218
Comprehensive loss	$(9,966)	$(18,107)

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31, (Unaudited)
	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,581)	$(17,383)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,313	4,784
Share-based compensation expense	504	623
Loss on disposal of property and equipment	—	1
Write-off of debt issuance costs	—	36
Gain on extinguishment of convertible notes	—	(60)
Deferred income taxes	—	(94)
Changes in operating assets and liabilities:
Accounts receivable	130,198	77,916
Inventory	(647)	7,074
Prepaid expenses and other assets	(5,030)	(868)
Accounts payable	(31,878)	(6,854)
Accrued expenses	(42,447)	(29,225)
Income taxes payable	204	674
Reserve for sales returns and allowances	(6,887)	(4,163)
Other liabilities	(961)	148
Total adjustments	46,369	49,992
Net cash provided by operating activities	38,788	32,609
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,084)	(3,049)
Change in other assets	(2,396)	—
Net cash used in investing activities	(5,480)	(3,049)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock for employee withholding taxes	(15)	(844)
Repurchase of convertible senior notes	—	(1,940)
Repurchase of common stock	—	(9,841)
Net cash used in financing activities	(15)	(12,625)
Effect of foreign currency translation	280	(549)
Net change in cash and cash equivalents	33,573	16,386
Cash and cash equivalents, beginning of period	71,525	102,528
Cash and cash equivalents, end of period	$105,098	$118,914
Cash paid during the period for:
Income taxes	$242	$311
Interest	$2,265	$2,139

See Notes 9 and 10 for additional supplemental information to the condensed consolidated statements of cash flows.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2016

Note 1 — Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, which contains audited financial information for the three years in the period ended December 31, 2015.

The information provided in this report reflects all adjustments (consisting solely of normal recurring items) that are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods presented. Interim results are not necessarily indicative of results to be expected for a full year.

The condensed consolidated financial statements include the accounts of JAKKS Pacific, Inc. and its wholly-owned subsidiaries (collectively, “the Company”). The condensed consolidated financial statements also include the accounts of DreamPlay Toys, LLC, a joint venture between JAKKS Pacific, Inc. and NantWorks LLC, and JAKKS Meisheng Trading (Shanghai) Limited, a joint venture between JAKKS Pacific, Inc. and Meisheng Culture & Creative Corp.

Certain prior period amounts have been reclassified for consistency with the current period presentation.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” (“ASU 2016-09”) which simplifies several aspects of the accounting for share-based payments, including income tax consequences and classification on the statement of cash flows. Under the new standard, all excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur. Additionally, excess tax benefits will be classified as an operating activity on the statement of cash flows. In regards to forfeitures, the entity can make an accounting policy election to either recognize forfeitures as they occur or estimate the number of awards expected to be forfeited. The guidance in ASU 2016-09 is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2016. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

Note 2 — Business Segments, Geographic Data, Sales by Product Group and Major Customers

The Company is a worldwide producer and marketer of children’s toys and other consumer products, principally engaged in the design, development, production, marketing and distribution of its diverse portfolio of products. The Company recently re-aligned its products into three new segments to better reflect the management and operation of the business. The Company’s segments are (i) U.S. and Canada, (ii) International, and (iii) Halloween. Prior year’s segment reporting units have been restated to reflect this change.

The U.S. and Canada segment includes action figures, vehicles, playsets, plush products, dolls, electronic products, construction toys, infant and pre-school toys, role play and everyday costume play, foot to floor ride-on vehicles, wagons, novelty toys, seasonal and outdoor products, kids’ indoor and outdoor furniture, and pet treats and related products, primarily within the United States and Canada.

Within the International segment, the Company markets and sells its toy products in markets outside of the U.S. and Canada, primarily in the European, Asia Pacific, and Latin and South American regions.

Within the Halloween segment, the Company markets and sells Halloween costumes and accessories and everyday costume play products, primarily in the U.S. and Canada.

Segment performance is measured at the operating income level. All sales are made to external customers and general corporate expenses have been attributed to the various segments based upon relative sales volumes. Segment assets are primarily comprised of accounts receivable and inventories, net of applicable reserves and allowances, goodwill and other assets. Certain assets which are not tracked by operating segment and/or that benefit multiple operating segments have been allocated on the same basis.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group and Major Customers - (continued)

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three months ended March 31, 2015 and 2016 and as of December 31, 2015 and March 31, 2016 are as follows (in thousands):

	Three Months Ended March 31,
	2015	2016
Net Sales
U.S. and Canada	$76,844	$72,202
International	36,306	20,168
Halloween	1,051	3,439
	$114,201	$95,809

	Three Months Ended March 31,
	2015	2016
Income (Loss) from Operations
U.S. and Canada	$(3,071)	$(8,553)
International	1,946	(2,161)
Halloween	(3,074)	(3,102)
	$(4,199)	$(13,816)

	Three Months Ended March 31,
	2015	2016
Depreciation and Amortization Expense
U.S. and Canada	$1,866	$3,070
International	865	852
Halloween	32	114
	$2,763	$4,036

	December 31,	March 31,
	2015	2016
Assets
U.S. and Canada	$320,528	$287,626
International	157,493	123,701
Halloween	21,599	19,244
	$499,620	$430,571

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group and Major Customers - (continued)

The following tables present information about the Company by geographic area as of December 31, 2015 and March 31, 2016 and for the three months ended March 31, 2015 and 2016 (in thousands):

	December 31, 2015	March 31, 2016
Long-lived Assets
China	$10,172	$10,250
United States	7,702	9,076
Hong Kong	561	534
	$18,435	$19,860

	Three Months Ended March 31,
	2015	2016
Net Sales by Customer Area
United States	$71,822	$70,968
Europe	25,098	12,755
Canada	6,224	4,650
Hong Kong	438	339
Other	10,619	7,097
	$114,201	$95,809

Product Group

Net sales by product group for the three months ended March 31, 2015 and 2016 were as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2015	2016

Traditional Toys and Electronics	$65,045	$42,030
Role Play, Novelty and Seasonal Toys	49,156	53,779
	$114,201	$95,809

Major Customers

Net sales to major customers for the three months ended March 31, 2015 and 2016 were as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2015		2016
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales

Wal-Mart	$29,806	26.1%	$27,747	28.9%
Toys ‘R’ Us	9,496	8.3	8,334	8.7
Target	12,132	10.6	8,122	8.5
	$51,434	45.0%	$44,203	46.1%

At December 31, 2015 and March 31, 2016, the Company’s three largest customers accounted for approximately 56.2% and 47.2% respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and capitalized warehouse costs, is valued at the lower of cost (first-in, first-out) or market, net of inventory obsolescence reserve, and consists of the following (in thousands):

	December 31, 2015	March 31, 2016

Raw materials	$3,717	$2,719
Finished goods	56,827	50,751
	$60,544	$53,470

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

The Company also participates in cooperative advertising arrangements with some customers, whereby it allows a discount from invoiced product amounts in exchange for customer purchased advertising that features the Company’s products. Generally, these discounts range from 1% to 10% of gross sales, and are generally based upon product purchases or specific advertising campaigns. Such amounts are accrued when the related revenue is recognized or when the advertising campaign is initiated. These cooperative advertising arrangements are accounted for as direct selling expenses.

The Company’s reserve for sales returns and allowances amounted to $13.1 million as of March 31, 2016, compared to $17.3 million as of December 31, 2015. This decrease is primarily due to certain customers taking their year-end allowances related to 2015 sales during 2016.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Credit Facility

In March 2014, the Company and its domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (“GECC”). The loan agreement, as amended and subsequently assigned to Wells Fargo Bank, N.A. pursuant to its acquisition of GECC, provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain accounts receivable and inventory (the “WF Loan Agreement”). The amounts outstanding under the credit facility are payable in full upon maturity of the facility on March 27, 2019, and the credit facility is secured by a security interest in favor of the lender covering a substantial amount of the assets of the Company. As of December 31, 2015, the amount of outstanding borrowings was nil and outstanding stand-by letters of credit totaled $23.2 million; the total excess borrowing capacity was $55.5 million. As of March 31, 2016, the amount of outstanding borrowings was nil and outstanding stand-by letters of credit totaled $28.2 million; the total excess borrowing capacity was nil.

The Company’s ability to borrow under the WF Loan Agreement is also subject to its ongoing compliance with certain financial covenants, including the maintenance by the Company of a fixed charge coverage ratio of at least 1.2:1.0 based on the trailing four fiscal quarters.

The Company may borrow funds at LIBOR or at a base rate, plus applicable margins of 225 basis point spread over LIBOR and 125 basis point spread on base rate loans. In addition to standard fees, the facility has an unused line fee based on the unused amount of the credit facility, ranging from 25 to 50 basis points. As of December 31, 2015 and March 31, 2016, the interest rate on the credit facility was approximately 2.25%.

The WF Loan Agreement also contains customary events of default, including a cross default provision and a change of control provision. In the event of a default, all of the obligations of the Company and its subsidiaries under the WF Loan Agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.

As of December 31, 2015 and March 31, 2016, the Company was in compliance with the financial covenants under the WF Loan Agreement.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Convertible Senior Notes

In July 2013, the Company sold an aggregate of $100.0 million principal amount of 4.25% Convertible Senior Notes due 2018 (the “2018 Notes”). The 2018 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on August 1 and February 1 of each year at a rate of 4.25% per annum and will mature on August 1, 2018. The initial conversion rate for the 2018 Notes is 114.3674 shares of JAKKS common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.74 per share of common stock, subject to adjustment in certain events. Upon conversion, the 2018 Notes will be settled in shares of the Company’s common stock. Holders of the 2018 Notes may require that the Company repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2018 Notes). The Company used $61.0 million of the approximate $96.0 million in net proceeds from the offering to repurchase at par $61.0 million principal amount of then outstanding convertible senior notes. The remainder of the net proceeds has been used for general corporate purposes. In April 2016, the Company repurchased and retired approximately $0.6 million principal amount of the 2018 Notes.

 In June 2014, the Company sold an aggregate of $115.0 million principal amount of 4.875% Convertible Senior Notes due 2020 (the “2020 Notes”). The 2020 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on June 1 and December 1 of each year at a rate of 4.875% per annum and will mature on June 1, 2020. The initial conversion rate for the 2020 Notes is 103.7613 shares of our common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $9.64 per share of common stock, subject to adjustment in certain events. Upon conversion, the 2020 Notes will be settled in shares of the Company’s common stock. Holders of the 2020 Notes may require that the Company repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2020 Notes). The Company received net proceeds of approximately $110.4 million from the offering of which $24.0 million was used to repurchase 3.1 million shares of the Company’s common stock under a prepaid forward purchase contract and $39.0 million was used to redeem the remaining outstanding principal amount of then outstanding convertible senior notes at maturity in November 2014. The remainder of the net proceeds has been used for general corporate purposes. In January 2016, the Company repurchased and retired $2.0 million principal amount of the 2020 Notes.

On January 1, 2016, the Company adopted ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt premiums and discounts. ASU 2015-03 applies retrospectively and does not change the recognition and measurement requirements for debt issuance costs. As a result the Company reclassified $5.8 million of debt issuance costs previously included in other long term assets to convertible senior notes, net on its condensed consolidated financial statements as of December 31, 2015.

The fair value of the 2018 Notes as of December 31, 2015 and March 31, 2016 was approximately $102.0 million and $97.2 million, respectively, based upon the most recent quoted market price. The fair value of the 2020 Notes as of December 31, 2015 and March 31, 2016 was approximately $112.3 million and $107.1 million, respectively, based upon the most recent quoted market price. The fair value of the convertible senior notes is considered to be a Level 2 measurement on the fair value hierarchy.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Income Taxes

The Company’s income tax expense of $0.4 million for the three months ended March 31, 2016 reflects an effective tax rate of (2.5%). The Company’s income tax expense of $0.4 million for the three months ended March 31, 2015 reflects an effective tax rate of (6.0%). The majority of the provision relates to foreign taxes.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The guidance in ASU 2015-17 is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2016, with early adoption permitted. The Company early adopted this standard as of January 1, 2016 and applied the standard retrospectively. As a result of adopting this standard, current deferred tax liabilities of $2.7 million and non-current deferred tax assets of $0.4 million were reclassified to net non-current deferred tax liabilities as of December 31, 2015.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 — Loss Per Share

The following table is a reconciliation of the weighted average shares used in the computation of loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2015			2016
	Loss	Weighted Average Shares	Per-Share	Loss	Weighted Average Shares	Per- Share
Loss per share – basic and diluted
Net loss available to common stockholders	$(7,581)	19,090	$(0.40)	$(17,415)	17,218	$(1.01)

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of warrants, options and convertible debt to the extent they are dilutive). The weighted average number of common shares outstanding excludes shares repurchased pursuant to a prepaid forward share repurchase agreement (See Note 9). Common share equivalents that could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted earnings per share due to being anti-dilutive, totaled approximately 2,613,433 and 1,887,771 for the three months ended March 31, 2015 and 2016, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Common Stock and Preferred Stock

The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock.

In June 2014, the Company effectively repurchased 3,112,840 shares of its common stock at an average cost of $7.71 per share for an aggregate amount of $24.0 million pursuant to a prepaid forward share repurchase agreement entered into with Merrill Lynch International (“ML”). These repurchased shares are treated as retired for basic and diluted EPS purposes although they remain legally outstanding. The Company reflects the aggregate purchase price of its common shares repurchased as a reduction to stockholders’ equity classified as Treasury Stock. No shares have been delivered to the Company by ML as of March 31, 2016.

In January 2015, the Company issued an aggregate of 525,734 shares of restricted stock at a value of approximately $3.6 million to two executive officers, of which 38,603 vest, based on the achievement of certain company financial performance criteria and market conditions, over a one to three year period. The remaining 487,131 shares were forfeited based on such criteria. In addition, an aggregate of 73,855 shares of restricted stock were issued to its five non-employee directors, which vested in January 2016, at an aggregate value of approximately $0.5 million.

In April 2015, the Company issued an aggregate of 135,234 shares of restricted stock at a value of approximately $0.9 million to an executive officer, of which 10,143 vest, based on the achievement of certain company financial performance criteria and market conditions, over a one to three year period. The remaining 125,091 shares were forfeited based on such criteria.

In June 2015, the Board of Directors authorized the repurchase of up to an aggregate of $30.0 million of the Company’s outstanding common stock and/or convertible notes (collectively, “securities”). The Company intends to retire any repurchased securities. As of March 31, 2016, the Company repurchased and retired 2,863,561 shares of its common stock at an aggregate value of $23.0 million and also repurchased and retired $2.0 million principal amount of its 2020 Notes at a value of $1.94 million. During the first quarter of 2016, the Company paid $9.8 million for the repurchase of common stock as treasury stock, and retired an aggregate of $14.2 million of treasury stock.

In January 2016, the Company issued an aggregate of 449,120 shares of restricted stock at a value of approximately $3.6 million to two executive officers, which vest, subject to certain company financial performance criteria and market conditions, over a one to three year period. In addition, an aggregate of 62,710 shares of restricted stock were issued to its five non-employee directors, which vest in January 2017, at an aggregate value of approximately $0.5 million.

In March 2016, the Company issued an aggregate of 134,058 shares of restricted stock at a value of approximately $0.9 million to an executive officer, which vest, subject to certain company financial performance criteria and market conditions, over a one to three year period.

All issuances of common stock, including those issued pursuant to stock option and warrant exercises, restricted stock grants and acquisitions, are issued from the Company’s authorized but not issued and outstanding shares.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Business Combinations

In July 2012, the Company acquired all of the stock of Maui, Inc. and related entities (collectively, “Maui”). The total initial consideration of $37.6 million consisted of $36.2 million in cash and the assumption of liabilities in the amount of $1.4 million. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $18.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria. The fair value of the expected earn-out of $16.0 million was accrued and recorded as goodwill as of the acquisition date. Maui did not achieve the prescribed minimum earn-out targets for each of the three years in the period ended December 31, 2015; therefore, changes of $6.0 million, $5.9 million and $5.6 million in the earn-out liability were credited to other income in the fourth quarter of 2013 and third quarters of 2014 and 2015, respectively. Maui is a leading manufacturer and distributor of spring and summer activity toys and impulse toys and was included in the Company’s results of operations from the date of acquisition.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 — Joint Ventures

 The Company owns a fifty percent interest in a joint venture (“DreamPlay Toys”) with NantWorks LLC (“NantWorks”). Pursuant to the operating agreement of DreamPlay Toys, the Company paid to NantWorks cash in the amount of $8.0 million and issued NantWorks a warrant to purchase 1.5 million shares of the Company’s common stock at a value of $7.0 million in exchange for the exclusive right to utilize NantWorks’ recognition technology platform for toy products. The Company has classified these rights as an intangible asset and is amortizing the asset over the anticipated revenue stream from the exploitation of these rights. The joint venture entered into a Toy Services Agreement (the “TSA”) with NantWorks with an initial term of three years and a three-year renewal period, to develop and produce toys utilizing recognition technologies owned by NantWorks. Under the terms of the TSA, NantWorks is entitled to receive a preferred return based upon net sales of DreamPlay Toys product sales and third-party license fees. Pursuant to an amendment, the TSA was renewed to September 30, 2018 in exchange for cash in the amount of $1.2 million payable to NantWorks over a two-year period, subject to the achievement of certain financial targets. The accrued preferred return for NantWorks was approximately $36,472 and $6,087 for the three months ended March 31, 2015 and 2016, respectively. The Company retains the financial risk of the joint venture and is responsible for the day-to-day operations, including the development, sale and distribution of the toy products, for which it is entitled to receive any remaining profit or is responsible for any losses. The results of operations of the joint venture are consolidated with the Company’s results.

 In addition, the Company purchased for $7.0 million in cash a five percent economic interest in a related entity, DreamPlay, LLC, that will exploit the proprietary recognition technologies in non-toy consumer product categories. NantWorks has the right to repurchase all of the Company’s interest for $7.0 million. The Company has classified this investment as a long term asset on its balance sheet and is accounting for it using the cost method. As of March 31, 2016 the Company determined that the value of this investment will be realized and that no impairment has occurred.

The Company owns a fifty-one percent interest in a joint venture with China-based Meisheng Culture & Creative Corp., which provides certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products. The results of operations of the joint venture are consolidated with the Company’s results. The non-controlling interest’s share of the losses for the three months ended March 31, 2015 was immaterial, and the net income attributable to the non-controlling interest for the three months ended March 31, 2016 was $31,932.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12 — Goodwill

The changes to the carrying amount of goodwill as of March 31, 2016 are summarized as follows (in thousands):

Total
Balance, December 31, 2015	$44,199
Adjustments to goodwill for foreign currency translation	(175)
Balance, March 31, 2016	$44,024

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If step one indicates that an impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. No goodwill impairment was determined to have occurred during the three months ended March 31, 2015 and 2016.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Intangible Assets Other Than Goodwill and Other Assets

Intangible assets other than goodwill and other assets consist primarily of licenses, product lines, customer relationships and trademarks. Amortized intangible assets are included in Intangibles in the accompanying balance sheets. Trademarks are disclosed separately in the accompanying balance sheets. Intangible assets as of December 31, 2015 and March 31, 2016 include the following (in thousands, except for weighted useful lives):

		December 31, 2015			March 31, 2016
	Weighted	Gross			Gross
	Useful	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Years)
Amortized Intangible Assets:
Licenses	4.96	$91,488	$(86,994)	$4,494	$91,488	$(87,407)	$4,081
Product lines	5.74	67,794	(32,077)	35,717	67,794	(33,758)	34,036
Customer relationships	5.21	9,348	(8,391)	957	9,348	(8,546)	802
Trade names	5.00	3,000	(2,050)	950	3,000	(2,200)	800
Non-compete / Employment contracts	3.90	3,333	(3,266)	67	3,333	(3,279)	54
Total amortized intangible assets		174,963	(132,778)	42,185	174,963	(135,190)	39,773
Deferred Costs:
Debt issuance costs	1.74	2,411	(1,594)	817	2,411	(1,746)	665
Unamortized Intangible Assets:
Trademarks		2,308	—	2,308	2,308	—	2,308
Total Intangible Assets		$179,682	$(134,372)	$45,310	$179,682	$(136,936)	$42,746

Amortization expense related to limited life intangible assets and debt issuance costs, pertaining to the Company’s credit facility with GECC, was $1.8 million and $2.6 million for the three months ended March 31, 2015 and 2016, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14 — Comprehensive Loss

The table below presents the components of the Company’s comprehensive loss for the three months ended March 31, 2015 and 2016 (in thousands):

	Three Months Ended March 31,
	2015	2016
Net loss	$(7,581)	$(17,383)
Other comprehensive loss:
Foreign currency translation adjustment	(2,385)	(724)
Comprehensive loss	(9,966)	(18,107)
Less: Comprehensive income attributable to non-controlling interests	—	—
Comprehensive loss attributable to JAKKS Pacific, Inc.	$(9,966)	$(18,107)

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16 — Share-Based Payments

The Company’s 2002 Stock Award and Incentive Plan (the “Plan”), as amended, provides for the awarding of stock options and restricted stock to employees, officers and non-employee directors. Under the Plan, the Company grants directors, certain officers and other key employees restricted common stock, with vesting contingent upon completion of specified service periods ranging from one to five years. The Company also grants certain officers performance-based awards, with vesting contingent upon the Company’s achievement of specified financial goals. The Plan is more fully described in Notes 15 and 17 to the Consolidated Financial Statements in the Company’s 2015 Annual Report on Form 10-K.

The following table summarizes the total share-based compensation expense and related tax benefits recognized for the three months ended March 31, 2015 and 2016 (in thousands):

	Three Months Ended March 31,
	2015	2016
Restricted stock compensation expense	$504	$623
Tax benefit related to restricted stock compensation	$—	$—

No stock options were outstanding as of December 31, 2015 and there has been no stock option activity pursuant to the Plan for the three months ended March 31, 2016.

Restricted stock award activity pursuant to the Plan for the three months ended March 31, 2016 is summarized as follows:

	Restricted Stock Awards
		Weighted
		Average
	Number of	Grant
	Shares	Price
Outstanding, December 31, 2015	411,409	$6.61
Awarded	645,888	7.00
Released	(125,250)	7.05
Forfeited	—	—
Outstanding, March 31, 2016	932,047	$6.82

As of March 31, 2016, there was $2.0 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.44 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and Notes thereto, which appear elsewhere herein.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements and supplementary information were prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Inherent in the application of many of these accounting policies is the need for management to make estimates and judgments in the determination of certain revenues, expenses, assets and liabilities. As such, materially different financial results can occur as circumstances change and additional information becomes known. The policies with the greatest potential effect on our results of operations and financial position include:

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

Goodwill, Trademarks (net) and Intangible assets amounted to $86.1 million as of March 31, 2016 and $88.7 million as of December 31, 2015.

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

Discrete Items for Income Taxes. No discrete items were recognized during the three months ended March 31, 2016. During this same period in 2015, we recognized a discrete tax expense of $211,000 related to the conclusion of the California income tax audits for the tax years 2008 to 2010 and an adjustment in the overpayment account for Wisconsin.

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

We accrue a tax reserve for additional income taxes, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of March 31, 2016 and December 31, 2015, our income tax reserves were approximately $2.2 million and $2.2 million, respectively. The $2.2 million balance primarily relates to the potential tax settlement in Hong Kong and adjustments in the area of withholding taxes.

Share-Based Compensation. We grant restricted stock awards to our employees (including officers) and to non-employee directors under our 2002 Stock Award and Incentive Plan (the “Plan”), as amended. The benefits provided under the Plan are share-based payments. We amortize over a requisite service period, the net total deferred restricted stock expense based upon the fair value of the stock on the date of the grants. In certain instances, the service period may differ from the period in which each award will vest. Additionally, certain groups of grants are subject to an expected forfeiture rate calculation.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” (“ASU 2016-09”) which simplifies several aspects of the accounting for share-based payments, including income tax consequences and classification on the statement of cash flows. Under the new standard, all excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur. Additionally, excess tax benefits will be classified as an operating activity on the statement of cash flows. In regard to forfeitures, the entity can make an accounting policy election to either recognize forfeitures as they occur or estimate the number of awards expected to be forfeited. The guidance in ASU 2016-09 is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2016. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended March 31,
	2015	2016

Net sales	100.0%	100.0%
Cost of sales	69.0	67.5
Gross profit	31.0	32.5
Selling, general and administrative expenses	34.7	46.9
Loss from operations	(3.7)	(14.4)
Other income	―	0.1
Interest income	―	―
Interest expense	(2.6)	(3.4)
Loss before provision for income taxes	(6.3)	(17.7)
Provision for income taxes	0.3	0.4
Net loss	(6.6)	(18.1)
Net income attributable to non-controlling interests	―	―
Net loss attributable to JAKKS Pacific, Inc.	(6.6)%	(18.1)%

The following unaudited table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Three Months Ended March 31,
	2015	2016
Net Sales
U.S. and Canada	$76,844	$72,202
International	36,306	20,168
Halloween	1,051	3,439
	114,201	95,809
Cost of Sales
U.S. and Canada	55,302	48,740
International	23,080	13,897
Halloween	441	1,989
	78,823	64,626
Gross Profit
U.S. and Canada	21,542	23,462
International	13,226	6,271
Halloween	610	1,450
	$35,378	$31,183

Comparison of the Three Months Ended March 31, 2015 and 2016

Net Sales

U.S. and Canada. Net sales of our U.S. and Canada segment were $72.2 million for the three months ended March 31, 2016 compared to $76.8 million for the prior year period, representing a decrease of $4.6 million, or 6.0%. The decrease in net sales was primarily due to a decrease in unit sales of our Disney Frozen line of toddler dolls and the expiration of some licenses we no longer carry, partially offset by an increase in unit sales in new 2016 products such as our collectible figurines line Tsum Tsum, our Big Fig Batman vs. Superman figures and our Nintendo line of figures.

International. Net sales of our International segment were $20.2 million for the three months ended March 31, 2016 compared to $36.3 million for the prior year period, representing a decrease of $16.1 million, or 44.4%. The decrease in net sales was primarily driven by a decrease in unit sales of our Disney Frozen line of toddler dolls, partially offset by higher unit sales of the Big Figs line including Star Wars and Batman vs. Superman, our new Warcraft figures, and our collectible figurines line Tsum Tsum.

Halloween. Net sales of our Halloween segment were $3.4 million for the three months ended March 31, 2016 compared to $1.1 million for the prior year period, representing an increase of $2.3 million, or 209.1%. The increase in net sales was driven by an increase in unit sales of a variety of products in 2016.

Cost of Sales

U.S. and Canada. Cost of sales of our U.S. and Canada segment was $48.7 million, or 67.5% of related net sales for the three months ended March 31, 2016 compared to $55.3 million, or 72.0% of related net sales for the prior year period, representing a decrease of $6.6 million, or 11.9%. The decrease in cost of sales is directly a function of lower overall unit sales, while the decrease as a percentage of net sales, year over year, is due to reduced costing of legacy products, product mix, and a lower average royalty rate. The decrease in royalties is driven by a shift in the product mix to products with relatively lower royalty rates. Our depreciation of molds and tools for the segment increased slightly in 2016 due to increased product tooling driven by new product introductions in 2015.

International. Cost of sales of our International segment was $13.9 million, or 68.8% of related net sales for the three months ended March 31, 2016 compared to $23.1 million, or 63.6% of related net sales for the prior year period, representing a decrease of $9.2 million, or 39.8%. The decrease in cost of sales is directly a function of lower overall unit sales. The increase as a percentage of net sales, year-over-year, is due to the change in product mix to relatively higher cost product and an increase in the average royalty rate. The increase in royalties is driven by a shift in the product mix to products with relatively higher royalty rates and an increase in royalty rates on shipments made FOB China. Our depreciation of molds and tools for the segment showed a modest decline from 2015 due to leveraging of existing tooling.

Halloween. Cost of sales of our Halloween segment was $2.0 million, or 58.8% of related net sales for the three months ended March 31, 2016 compared to $0.4 million, or 36.4% of related net sales for the prior year period, representing an increase of $1.6 million, or 400.0%. The increase in cost of sales is directly a function of higher unit sales. The increase as a percentage of net sales, year-over-year, is due to the shift in product mix to a relatively higher cost product partially offset by a modest decrease in the average royalty rate. The slight decrease in royalties is driven by a shift in the product mix to products with relatively lower royalty rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $45.0 million for the three months ended March 31, 2016 and $39.6 million for the prior year period constituting 46.9% and 34.7% of net sales, respectively. Selling, general and administrative expenses increased by $5.4 million from the prior year period driven by higher marketing expenses including the timing of expenses associated with an earlier Easter holiday season.

Interest Expense

Interest expense was $3.2 million in the three months ended March 31, 2016, as compared to $3.0 million in the prior period. In the three months ended March 31, 2016, we booked interest expense of $3.1 million related to our convertible senior notes payable due in 2018 and 2020, and $0.1 million related to our revolving credit facility. In the three months ended March 31, 2015, we booked interest expense of $2.9 million related to our convertible senior notes payable due in 2018 and 2020, $0.1 million related to our revolving credit facility and $0.1 million related to the interest component of our Maui acquisition earn out payment, partially offset by $0.1 million related to uncertain tax positions taken or expected to be taken in a tax return.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $0.4 million, or an effective tax rate of (2.5%), for the three months ended March 31, 2016. During the comparable period in 2015, our income tax expense was $0.4 million, or an effective tax rate of (6.0%).

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

Liquidity and Capital Resources

As of March 31, 2016, we had working capital of $226.9 million, compared to $255.0 million as of December 31, 2015. The decrease was primarily attributable to the operating loss for the three months ended March 31, 2016 and a seasonably lower accounts receivable balance, partially offset by lower accrued expenses and accounts payable.

Operating activities provided net cash of $32.6 million in the three months ended March 31, 2016, as compared to providing net cash of $38.8 million in the prior year period. Net cash was primarily impacted by a decrease in accounts receivable, partially offset by a decrease in accrued expenses. Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 80 days as of March 31, 2016, compared to 82 days as of March 31, 2015. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of March 31, 2016, we had cash and cash equivalents of $118.9 million.

Our investing activities used net cash of $3.0 million in the three months ended March 31, 2016, as compared to using net cash of $5.5 million in the prior year period, consisting primarily of cash paid for the purchase of molds and tooling used in the manufacture of our products of $3.0 million. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 20% payable on net sales of such products. As of March 31, 2016, these agreements required future aggregate minimum guarantees of $89.4 million, exclusive of $25.1 million in advances already paid. Of this $89.4 million future minimum guarantee, $43.7 million is due over the next twelve months.

Our financing activities used net cash of $12.6 million in the three months ended March 31, 2016, as compared to being cash flow neutral in the prior year period, primarily consisting of the repurchase of our common stock of $9.8 million and our 2020 convertible senior notes of $1.9 million.

In March 2014, we, and our domestic subsidiaries, entered into a secured credit facility with General Electric Capital Corporation (“GECC”). The loan agreement, as amended and assigned to Wells Fargo Bank, N.A. pursuant to its acquisition of GECC (the “WF Loan Agreement”), provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain accounts receivable and inventory. The amounts outstanding under the WF Loan Agreement are payable in full upon maturity of the credit facility on March 27, 2019, and the credit facility is secured by a security interest in favor of the lender covering a substantial amount of the assets of the Company. As of March 31, 2016, the amount of outstanding borrowings was nil and outstanding stand-by letters of credit totaled $28.2 million; the total excess borrowing capacity was nil.

In July 2013, we sold an aggregate of $100.0 million principal amount of 4.25% Convertible Senior Notes due 2018 (the “2018 Notes”). The 2018 Notes, which are senior unsecured obligations, pay interest semi-annually in arrears on August 1 and February 1 of each year at a rate of 4.25% per annum and will mature on August 1, 2018. The initial conversion rate for the 2018 Notes will be 114.3674 shares of our common per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.74 per share of common stock, subject to adjustment in certain events. Upon conversion, the 2018 Notes will be settled in shares of the Company’s common stock. Holders of the 2018 Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2018 Notes). We used $61.0 million of the approximate $96.0 million in net proceeds from the offering to repurchase at par $61.0 million principal amount of then outstanding. The remainder of the net proceeds has been used for general corporate purposes. In April 2016, the Company repurchased and retired $0.6 million principal amount of the 2018 Notes.

In June 2014, the Company sold an aggregate of $115.0 million principal amount of 4.875% Convertible Senior Notes due 2020 (the “2020 Notes”). The 2020 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on June 1 and December 1 of each year at a rate of 4.875% per annum and will mature on June 1, 2020. The initial conversion rate for the 2020 Notes is 103.7613 shares of our common per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $9.64 per share of common stock, subject to adjustment in certain events. Upon conversion, the 2020 Notes will be settled in shares of the Company’s common stock. Holders of the 2020 Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2020 Notes). The Company received net proceeds of approximately $110.4 million from the offering of which $24.0 million was used to repurchase 3.1 million shares of the Company’s common stock under a prepaid forward purchase contract and $39.0 million was used to redeem the remaining principal amount of then outstanding notes. The remainder of the net proceeds has been used for general corporate purposes. In January 2016, the Company repurchased and retired $2.0 million principal amount of the 2020 Notes.

We believe that our cash flows from operations, cash and cash equivalents on hand and the availability under our credit facility will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future and due to the seasonality of our business, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. As of December 31, 2015 and March 31, 2016, we held cash and short term investments held by our foreign subsidiaries of $91.7 million and $114.9 million, respectively. Although a significant portion of our cash is held by our foreign subsidiaries off-shore, we intend to finance our long-term liquidity requirements out of net cash provided by operations and net cash and cash equivalents and availability under our credit facility. As of March 31, 2016, we do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We issued convertible senior notes in principal amount of $100.0 million with a fixed interest rate of 4.25% per annum in July 2013 and $115.0 million principal amount of senior notes with a fixed interest rate of 4.875% per annum in June 2014, of which $100.0 million and $113.0 million, respectively, remain outstanding as of March 31, 2016. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates on these issuances.

Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility (see Note 5 - Credit Facility in the accompanying notes to the consolidated financial statements for additional information). Borrowings under the credit facility bear interest at a variable rate based on Prime Lending Rate or LIBOR Rate at the option of the Company. For Prime Lending Rate loans, the interest rate is equal to the highest of (i) the Federal Funds Rate plus a margin of 0.50%, (ii) the rate last quoted by The Wall Street Journal as the “Prime Rate,” or (iii) the sum of a LIBOR rate plus 1.00%, plus a margin of 2.25%. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin of 2.25%. Borrowings under the credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the three months ended March 31, 2016, the maximum amount borrowed under the facility was $10.0 million and the average amount of borrowings outstanding was $5.8 million. As of March 31, 2016, the amount of total borrowings outstanding was nil and outstanding stand-by letters of credit totaled $28.2 million. If the prevailing market interest rates relative to these borrowings increased by 10%, our interest expense during the period ended March 31, 2016 would have increased by less than $0.1 million.

Foreign Currency Risk

We have wholly-owned subsidiaries in Hong Kong, China, Canada, Spain, France, Germany, Mexico and the United Kingdom. Sales made by the Hong Kong subsidiaries are denominated in U.S. dollars. However, purchases of inventory are typically denominated in Hong Kong dollars or Chinese Yuan and local operating expenses are denominated in the local currency of the subsidiary, thereby creating exposure to changes in exchange rates. Changes in the local currency/U.S. dollar exchange rates may positively or negatively affect our operating results. We do not believe that near-term changes in these exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and, therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Hong Kong dollar or Chinese Yuan relative to the U.S. dollar. Our subsidiaries in the United Kingdom, Spain, France, Mexico and Germany have limited operations and, therefore, we have a nominal currency translation risk at this time.

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

Historically, we have experienced growth in our product lines through acquisitions of businesses, products and licenses. This growth in product lines has contributed significantly to our total revenues over the last few years. For example, revenues associated with companies we acquired since 2011 were approximately $64.0 million and $20.0 million for the years ended December 31, 2015 and the three months ended March 31, 2016, respectively, representing 8.6% and 20.9% of our total revenues for those periods. As a result, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

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

Our three largest customers accounted for 44.4% and 46.1% of our net sales for the year ended December 31, 2015 and the three months ended March 31, 2016, respectively. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers and pursuant to the terms of certain of our vendor agreements, even some purchase orders may be cancelled without penalty up until delivery. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory could also adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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

We sell products and operate facilities in numerous countries outside the United States. For the year ended December 31, 2015 and three months ended March 31, 2016, sales to our international customers comprised approximately 27.3% and 25.9%, respectively, of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers, located principally in China, and are subject to the risks normally associated with international operations, including:

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

In June 2014, the Company sold an aggregate of $115.0 million principal amount of 4.875% Convertible Senior Notes due on June 1, 2020 (the “2020 Notes”) of which $113.0 million remain outstanding. Holders of the 2020 Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2020 Notes). Upon conversion, the 2020 Notes will be settled in shares of the Company’s common stock. In July 2013, the Company sold an aggregate of $100.0 million principal amount of 4.25% Convertible Senior Notes due on August 1, 2018 (the “2018 Notes”) of which $99.4 million remain outstanding. Holders of the 2018 Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2018 Notes). Upon conversion, the 2018 Notes will be settled in shares of the Company’s common stock. Restrictions on borrowings under or loss of the credit facility could have a material adverse effect on our financial condition including an adverse impact on our ability to pay the 2018 Notes and 2020 Notes when due.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value of shares that may yet be purchased under the plans or programs
January 1-31, 2016	192,000	$7.72	192,000	$13,385,440	(1)
February 1-29, 2016	124,200	7.07	124,200	12,507,216
March 1-31, 2016	1,000,000	7.48	1,000,000	5,027,216
Total	1,316,200	7.48	1,316,200

In June 2015, the Board of Directors authorized a stock repurchase program, under which the Company could repurchase up to $30.0 million of the Company’s common stock and/or convertible senior notes payable from time to time. As of March 31, 2016, the Company had repurchased and retired 2,863,561 shares of its common stock at a total cost of $23.0 million and $2.0 million face amount of its 2020 Notes at a cost of $1,940,000.

(1)	Reflects the January 2016 repurchase of $2.0 million face amount of the Company’s 2020 Notes at a cost of $1,940,000

Item 6. Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated By-Laws of the Company (2)
4.1	Indenture dated July 24, 2013 by and between the Registrant and Wells Fargo Bank, N.A (4)
4.2	Form of 4.25% Senior Convertible Note (3)
4.3	Credit Agreement dated as of March 27, 2014 by and among Registrant and its US wholly-owned subsidiaries and General Electric Capital Corporation (4)
4.4	Revolving Loan Note dated March 27, 2014 by Registrant and its US wholly-owned subsidiaries in favor of General Electric Capital Corporation (4)
4.5	Indenture dated June 9, 2014 by and between the Registrant and Wells Fargo Bank, N.A (5)
4.6	Form of 4.875% Senior Convertible Note (5)
4.7	Fourth Amendment to Credit Agreement dated as of June 5, 2015 among Registrant and its US wholly-owned subsidiaries and General Electric Capital Corporation (6)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (7)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (7)
32.1	Section 1350 Certification of Chief Executive Officer (7)
32.2	Section 1350 Certification of Chief Financial Officer (7)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011 and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed July 24, 2013 and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2014 and incorporated herein by reference.

(6)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 16, 2015 and incorporated herein by reference.

(7)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: May 10, 2016	By:	/s/ JOEL M. BENNETT
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