Form 10-Q
period 2016-06-30
JAKKS PACIFIC INC
filed 2016-08-09
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the issuer’s common stock is 20,045,078 as of August 9, 2016.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
Quarter Ended June 30, 2016
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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

Assets	December 31, 2015 (*)	June 30, 2016 (Unaudited)
Current assets
Cash and cash equivalents	$102,528	$86,693
Restricted cash	—	9,933
Accounts receivable, net of allowance for uncollectible accounts of $2,714 and $2,205 in 2015 and 2016, respectively	163,387	132,892
Inventory, net	60,544	71,468
Income taxes receivable	24,008	23,435
Prepaid expenses and other assets	31,901	28,102
Total current assets	382,368	352,523
Property and equipment
Office furniture and equipment	15,141	14,691
Molds and tooling	86,307	95,481
Leasehold improvements	10,640	10,939
Total	112,088	121,111
Less accumulated depreciation and amortization	93,653	97,011
Property and equipment, net	18,435	24,100
Intangibles, net	42,185	37,671
Other long term assets	3,125	2,659
Investment in DreamPlay, LLC	7,000	7,000
Goodwill, net	44,199	43,631
Trademarks, net	2,308	2,308
Total assets	$499,620	$469,892
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$34,986	$73,717
Accrued expenses	54,081	31,449
Reserve for sales returns and allowances	17,267	8,960
Income taxes payable	21,067	21,926
Total current liabilities	127,401	136,052
Convertible senior notes, net of debt issuance costs of $5,834 and $4,779 in 2015 and 2016, respectively	209,166	207,526
Other liabilities	5,155	5,173
Income taxes payable	2,199	2,325
Deferred income taxes, net	2,293	2,297
Total liabilities	346,214	353,373
Commitments and contingencies
Stockholders’ equity
Preferred shares, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 21,701,239 and 20,275,877 shares issued and outstanding in 2015 and 2016, respectively	21	21
Treasury stock, at cost; 3,660,201 and 3,210,888 shares in 2015 and 2016, respectively	(28,322)	(24,701)
Additional paid-in capital	194,743	179,421
Accumulated deficit	(3,391)	(25,175)
Accumulated other comprehensive loss	(10,051)	(13,709)
Total JAKKS Pacific, Inc. stockholders’ equity	153,000	115,857
Non-controlling interests	406	662
Total stockholders’ equity	153,406	116,519
Total liabilities and stockholders’ equity	$499,620	$469,892

(*) Derived from audited financial statements

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2015	2016	2015	2016

Net sales	$131,106	$140,977	$245,307	$236,786
Cost of sales	91,819	96,177	170,642	160,803
Gross profit	39,287	44,800	74,665	75,983
Selling, general and administrative expenses	42,295	45,900	81,872	90,899
Loss from operations	(3,008)	(1,100)	(7,207)	(14,916)
Income from joint ventures	1,684	861	1,684	861
Other income	—	—	—	75
Interest income	16	18	35	34
Interest expense	(3,106)	(3,220)	(6,080)	(6,446)
Loss before provision for income taxes	(4,414)	(3,441)	(11,568)	(20,392)
Provision for income taxes	1,313	704	1,740	1,136
Net loss	(5,727)	(4,145)	(13,308)	(21,528)
Net income (loss) attributable to non-controlling interests	(47)	224	(47)	256
Net loss attributable to JAKKS Pacific, Inc.	$(5,680)	$(4,369)	$(13,261)	$(21,784)
Loss per share – basic and diluted	$(0.30)	$(0.27)	$(0.69)	$(1.30)
Shares used in loss per share	19,108	16,402	19,115	16,818
Comprehensive loss	$(3,385)	$(7,079)	$(13,351)	$(25,186)

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30, (Unaudited)
	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,308)	$(21,528)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,841	8,692
Write-off and amortization of debt issuance costs	1,099	1,317
Share-based compensation expense	944	1,084
Gain on disposal of property and equipment	(30)	—
Gain on extinguishment of convertible notes	—	(69)
Deferred income taxes	7	4
Changes in operating assets and liabilities:
Accounts receivable	117,368	30,495
Inventory	(13,060)	(10,924)
Income taxes receivable	—	573
Prepaid expenses and other assets	(10,934)	4,003
Accounts payable	3,108	38,731
Accrued expenses	(37,164)	(22,632)
Reserve for sales returns and allowances	(7,876)	(8,307)
Income taxes payable	1,227	985
Other liabilities	2,028	18
Total adjustments	63,558	43,970
Net cash provided by operating activities	50,250	22,442
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(11,187)	(9,842)
Change in other assets	(56)	—
Net cash used in investing activities	(11,243)	(9,842)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock for employee tax withholding	—	(844)
Repurchase of convertible senior notes	—	(2,626)
Restricted cash	—	(9,933)
Credit facility costs	(188)	—
Repurchase of common stock	—	(11,941)
Net cash used in financing activities	(188)	(25,344)
Effect of foreign currency translation	(75)	(3,091)
Net change in cash and cash equivalents	38,744	(15,835)
Cash and cash equivalents, beginning of period	71,525	102,528
Cash and cash equivalents, end of period	$110,269	$86,693
Cash paid during the period for:
Income taxes	$620	$23
Interest	$2,265	$4,899

See Notes 5, 9 and 10 for additional supplemental information to the condensed consolidated statements of cash flows.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2016

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

The U.S. and Canada segment includes action figures, vehicles, play sets, plush products, dolls, electronic products, construction toys, infant and pre-school toys, role play and everyday costume play, foot to floor ride-on vehicles, wagons, novelty toys, seasonal and outdoor products, kids’ indoor and outdoor furniture, and pet treats and related products, primarily within the United States and Canada.

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

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and six months ended June 30, 2015 and 2016 and as of December 31, 2015 and June 30, 2016 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

Net Sales
U.S. and Canada	$71,443	$89,737	$148,287	$161,939
International	23,516	19,953	59,822	40,121
Halloween	36,147	31,287	37,198	34,726
	$131,106	$140,977	$245,307	$236,786

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

Income (Loss) from Operations
U.S. and Canada	$(3,247)	$654	$(6,318)	$(7,899)
International	860	(344)	2,806	(2,505)
Halloween	(621)	(1,410)	(3,695)	(4,512)
	$(3,008)	$(1,100)	$(7,207)	$(14,916)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

Depreciation and Amortization Expense
U.S. and Canada	$2,584	$3,240	$4,450	$6,310
International	819	702	1,684	1,554
Halloween	675	714	707	828
	$4,078	$4,656	$6,841	$8,692

	December 31,	June 30,
	2015	2016
Assets
U.S. and Canada	$320,528	$321,238
International	157,493	121,528
Halloween	21,599	27,126
	$499,620	$469,892

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group and Major Customers - (continued)

The following tables present information about the Company by geographic area as of December 31, 2015 and June 30, 2016 and for the three and six months ended June 30, 2015 and 2016 (in thousands):

	December 31, 2015	June 30, 2016
Long-lived Assets
China	$10,172	$16,274
United States	7,702	7,255
Hong Kong	561	571
	$18,435	$24,100

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Net Sales by Customer Area
United States	$102,400	$115,216	$174,223	$186,184
Europe	12,462	11,410	37,559	24,165
Canada	4,590	5,053	10,814	9,703
Hong Kong	358	338	796	677
Other	11,296	8,960	21,915	16,057
	$131,106	$140,977	$245,307	$236,786

Product Group

Net sales by product group for the three and six months ended June 30, 2015 and 2016 were as follows (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

Traditional Toys and Electronics	$63,360	$62,636	$128,405	$104,666
Role Play, Novelty and Seasonal Toys	67,746	78,341	116,902	132,120
	$131,106	$140,977	$245,307	$236,786

Major Customers

Net sales to major customers for the three and six months ended June 30, 2015 and 2016 were as follows (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2016		2015		2016
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales

Wal-Mart	$19,697	15.0%	$39,063	27.7%	$49,503	20.2%	$66,810	28.2%
Target	13,513	10.3	18,818	13.3	25,645	10.4	26,940	11.4
Toys ‘R’ Us	13,832	10.6	10,130	7.2	23,328	9.5	18,464	7.8
	$47,042	35.9%	$68,011	48.2%	$98,476	40.1%	$112,214	47.4%

At December 31, 2015 and June 30, 2016, the Company’s three largest customers accounted for approximately 56.2% and 48.9%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and capitalized warehouse costs, is valued at the lower of cost (first-in, first-out) or market, net of inventory obsolescence reserve, and consists of the following (in thousands):

	December 31, 2015	June 30, 2016

Raw materials	$3,717	$5,151
Finished goods	56,827	66,317
	$60,544	$71,468

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

The Company’s reserve for sales returns and allowances amounted to $9.0 million as of June 30, 2016, compared to $17.3 million as of December 31, 2015. This decrease is primarily due to certain customers taking their annual allowances related to 2015 sales as well as allowances related to 2016 during 2016.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Credit Facility

In March 2014, the Company and its domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (“GECC”). The loan agreement, as amended and subsequently assigned to Wells Fargo Bank, N.A. pursuant to its acquisition of GECC, provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain accounts receivable and inventory (the “WF Loan Agreement”). The amounts outstanding under the credit facility are payable in full upon maturity of the facility on March 27, 2019, and the credit facility is secured by a security interest in favor of the lender covering a substantial amount of the assets of the Company. As of December 31, 2015, the amount of outstanding borrowings was nil and outstanding stand-by letters of credit totaled $23.2 million; the total excess borrowing capacity was $55.5 million. As of June 30, 2016, the amount of outstanding borrowings was nil and outstanding stand-by letters of credit totaled $28.2 million; the total excess borrowing capacity was nil. As of June 30, 2016, outstanding stand-by letters of credit exceeded the borrowing base availability under the credit line by $9.9 million which was funded by the Company resulting in restricted cash of $9.9 million. Such funds will become unrestricted as excess borrowing capacity under the credit line increases.

The Company’s ability to borrow under the WF Loan Agreement is also subject to its ongoing compliance with certain financial covenants, including the maintenance by the Company of a fixed charge coverage ratio of at least 1.2:1.0 based on the trailing four fiscal quarters. As of December 31, 2015 and June 30, 2016, the Company was in compliance with the financial covenants under the WF Loan Agreement.

The Company may borrow funds at LIBOR or at a base rate, plus applicable margins of 225 basis point spread over LIBOR and 125 basis point spread on base rate loans. In addition to standard fees, the facility has an unused credit line fee, which ranges from 25 to 50 basis points. As of December 31, 2015 and June 30, 2016, the interest rate on the credit facility was approximately 2.25%.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Convertible Senior Notes

In July 2013, the Company sold an aggregate of $100.0 million principal amount of 4.25% Convertible Senior Notes due 2018 (the “2018 Notes”). The 2018 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on August 1 and February 1 of each year at a rate of 4.25% per annum and will mature on August 1, 2018. The initial and still current conversion rate for the 2018 Notes is 114.3674 shares of JAKKS common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.74 per share of common stock, subject to adjustment in certain events. Upon conversion, the 2018 Notes will be settled in shares of the Company’s common stock. Holders of the 2018 Notes may require that the Company repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2018 Notes). During April and May of 2016 the Company repurchased and retired an aggregate of approximately $0.7 million principal amount of the 2018 Notes.

 In June 2014, the Company sold an aggregate of $115.0 million principal amount of 4.875% Convertible Senior Notes due 2020 (the “2020 Notes”). The 2020 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on June 1 and December 1 of each year at a rate of 4.875% per annum and will mature on June 1, 2020. The initial and still current conversion rate for the 2020 Notes is 103.7613 shares of our common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $9.64 per share of common stock, subject to adjustment in certain events. Upon conversion, the 2020 Notes will be settled in shares of the Company’s common stock. Holders of the 2020 Notes may require that the Company repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2020 Notes). In January 2016, the Company repurchased and retired an aggregate of $2.0 million principal amount of the 2020 Notes.

On January 1, 2016, the Company adopted ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt premiums and discounts. ASU 2015-03 applies retrospectively and does not change the recognition and measurement requirements for debt issuance costs. As a result, the Company reclassified $5.8 million of debt issuance costs previously included in other long term assets to convertible senior notes, net on its condensed consolidated financial statements as of December 31, 2015.

The fair value of the 2018 Notes as of December 31, 2015 and June 30, 2016 was approximately $102.0 million and $105.2 million, respectively, based upon the most recent quoted market price. The fair value of the 2020 Notes as of December 31, 2015 and June 30, 2016 was approximately $112.3 million and $111.5 million, respectively, based upon the most recent quoted market price. The fair value of the convertible senior notes is considered to be a Level 2 measurement on the fair value hierarchy.

Convertible senior notes, net of debt issuance costs consist of the following (in thousands):

	December 31, 2015			June 30, 2016
		Debt			Debt
	Principal	Issuance	Net	Principal	Issuance	Net
	Amount	Costs	Amount	Amount	Costs	Amount
4.25% convertible senior notes (due 2018)	$100,000	$2,181	$97,819	$99,305	$1,670	$97,635
4.875% convertible senior notes (due 2020)	115,000	3,653	111,347	113,000	3,109	109,891
Total convertible senior notes, net of debt issuance costs	$215,000	$5,834	$209,166	$212,305	$4,779	$207,526

Amortization expense classified as interest expense related to debt issuance costs was $0.4 million and $0.5 million for the three months ended June 30, 2015 and 2016, respectively, and $0.8 million and $1.1 million for the six months ended June 30, 2015 and 2016, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Income Taxes

The Company’s income tax expense of $1.3 million for the three months ended June 30, 2015 reflects an effective tax rate of (29.7%). The Company’s income tax expense of $0.7 million for the three months ended June 30, 2016 reflects an effective tax rate of (20.5%). The majority of the provision relates to foreign taxes.

The Company’s income tax expense of $1.7 million for the six months ended June 30, 2015 reflects an effective tax rate of (15.0%). The Company’s income tax expense of $1.1 million for the six months ended June 30, 2016 reflects an effective tax rate of (5.6%). The majority of the provision relates to foreign taxes.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 — Loss Per Share

The following table is a reconciliation of the weighted average shares used in the computation of loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,
	2015			2016
	Loss	Weighted Average Shares	Per- Share	Loss	Weighted Average Shares	Per- Share
Loss per share – basic and diluted
Net loss available to common stockholders	$(5,680)	19,108	$(0.30)	$(4,369)	16,402	$(0.27)

	Six Months Ended June 30,
	2015			2016
	Loss	Weighted Average Shares	Per- Share	Loss	Weighted Average Shares	Per- Share
Loss per share – basic and diluted
Net loss available to common stockholders	$(13,261)	19,115	$(0.69)	$(21,784)	16,818	$(1.30)

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of warrants, options and convertible debt to the extent they are dilutive). The weighted average number of common shares outstanding excludes shares repurchased pursuant to a prepaid forward share repurchase agreement (See Note 9). Common share equivalents that could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted earnings per share due to being anti-dilutive, totaled approximately 2,716,655 and 2,412,763 for the three months ended June 30, 2015 and 2016, respectively, and approximately 2,649,038 and 2,142,119 for the six months ended June 30, 2015 and 2016, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Common Stock and Preferred Stock

In June 2014, the Company effectively repurchased 3,112,840 shares of its common stock at an average cost of $7.71 per share for an aggregate amount of $24.0 million pursuant to a prepaid forward share repurchase agreement entered into with Merrill Lynch International (“ML”). These repurchased shares are treated as retired for basic and diluted EPS purposes although they remain legally outstanding. The Company reflects the aggregate purchase price as a reduction to stockholders’ equity classified as Treasury Stock. No shares have been delivered to the Company by ML as of June 30, 2016.

In June 2015, the Board of Directors authorized the repurchase of up to an aggregate of $30.0 million of the Company’s outstanding common stock and/or convertible notes (collectively, “securities”). The Company intends to retire any repurchased securities. As of June 30, 2016, the Company repurchased 3,140,894 and retired 3,042,846 shares of its common stock at an aggregate cost of $25.2 million and also repurchased and retired $2.0 million principal amount of its 2020 Notes at a cost of $1.94 million and $695,000 principal amount of its 2018 Notes at a cost of $685,887. As of June 30, 2016, the Company had $2.2 million remaining under its current securities repurchase authorization.

In January 2016, the Company issued an aggregate of 449,120 shares of restricted stock at a value of approximately $3.6 million to two executive officers, which vest, subject to certain company financial performance criteria and market conditions, over a three year period. In addition, an aggregate of 62,710 shares of restricted stock at an aggregate value of approximately $0.5 million were issued to its five non-employee directors, which vest in January 2017.

In March 2016, the Company issued an aggregate of 134,058 shares of restricted stock at a value of approximately $0.9 million to an executive officer, which vest, subject to certain company financial performance criteria and market conditions, over a three year period.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 — Joint Ventures

 The Company owns a fifty percent interest in a joint venture (“DreamPlay Toys”) with NantWorks LLC (“NantWorks”). Pursuant to the operating agreement of DreamPlay Toys, the Company paid to NantWorks cash in the amount of $8.0 million and issued NantWorks a warrant to purchase 1.5 million shares of the Company’s common stock at a value of $7.0 million in exchange for the exclusive right to utilize NantWorks’ recognition technology platform for toy products. The Company has classified these rights as an intangible asset and is amortizing the asset over the anticipated revenue stream from the exploitation of these rights. Pursuant to the amended Toy Services Agreement (the “TSA”) entered into with NantWorks, the joint venture may develop and produce toys utilizing recognition technologies owned by NantWorks, for which NantWorks is entitled to receive a preferred return based upon net sales of DreamPlay Toys product sales and third-party license fees. In exchange for cash payments in the aggregate amount of $1.2 million payable to NantWorks over a two-year period, the TSA was extended to September 30, 2018, subject to the achievement of certain financial targets. The accrued preferred return for NantWorks was approximately $27,523 and $1,769 for the three months ended June 30, 2015 and 2016, respectively, and approximately $63,995 and $7,856 for the six months ended June 30, 2015 and 2016, respectively. The Company retains the financial risk of the joint venture and is responsible for the day-to-day operations, including the development, sale and distribution of the toy products, for which it is entitled to receive any remaining profit or is responsible for any losses. The results of operations of the joint venture are consolidated with the Company’s results.

 In addition, the Company purchased for $7.0 million in cash a five percent economic interest in a related entity, DreamPlay, LLC, that will exploit the proprietary recognition technologies in non-toy consumer product categories. NantWorks has the right to repurchase all of the Company’s interest for $7.0 million. The Company has classified this investment as a long term asset on its balance sheet and is accounting for it using the cost method. As of June 30, 2016 the Company determined that the value of this investment will be realized and that no impairment has occurred.

The Company owns a fifty-one percent interest in a joint venture with China-based Meisheng Culture & Creative Corp., which provides certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products. The results of operations of the joint venture are consolidated with the Company’s results. The non-controlling interest’s share of the losses for the three and six months ended June 30, 2015 was immaterial, and the net income attributable to the non-controlling interest for the three and six months ended June 30, 2016 was $223,766 and $255,698, respectively.

The Company owns a fifty percent interest in a joint venture (“Pacific Animation Partners”) with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company. As of December 31, 2015 and June 30, 2016 the net investment in the joint venture was carried at nil. For the three and six months ended June 30, 2015 and 2016, respectively, the Company recognized nil and $0.7 million of income for funds received related to operations of the joint venture. It is not known if any additional income will be generated by Pacific Animation Partners.

For the three and six months ended June 30, 2015 and 2016, respectively, the Company recognized $1.7 million and $0.2 million of income for funds received related to a former video game joint venture in partial settlement of amounts owed to the Company when the joint venture partner was liquidated pursuant to their 2012 bankruptcy filing. It is not known if any additional funds will be received by the Company.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12 — Goodwill

The changes to the carrying amount of goodwill as of June 30, 2016 are summarized as follows (in thousands):

Total
Balance, December 31, 2015	$44,199
Adjustments to goodwill for foreign currency translation	(568)
Balance, June 30, 2016	$43,631

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If the first step indicates that a potential impairment exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. No goodwill impairment was determined to have occurred during the six months ended June 30, 2015 and 2016.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Intangible Assets Other Than Goodwill and Other Assets

Intangible assets other than goodwill and other assets consist primarily of licenses, product lines, customer relationships and trademarks. Amortized intangible assets are included in intangibles in the accompanying balance sheets. Trademarks are disclosed separately in the accompanying balance sheets. Intangible assets as of December 31, 2015 and June 30, 2016 include the following (in thousands, except for weighted useful lives):

		December 31, 2015			June 30, 2016
	Weighted	Gross			Gross
	Useful	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Years)
Amortized Intangible Assets:
Licenses	5.81	$24,930	$(20,436)	$4,494	$20,130	$(16,390)	$3,740
Product lines	7.50	50,093	(14,376)	35,717	50,093	(17,522)	32,571
Customer relationships	4.90	3,152	(2,195)	957	3,152	(2,485)	667
Trade names	5.00	3,000	(2,050)	950	3,000	(2,350)	650
Non-compete agreements	5.00	200	(133)	67	200	(157)	43
Total amortized intangible assets		$81,375	$(39,190)	$42,185	$76,575	$(38,904)	$37,671
Deferred Costs:
Debt issuance costs	3.07	$1,865	$(1,048)	$817	$1,865	$(1,311)	$554
Unamortized Intangible Assets:
Trademarks		$2,308	$—	$2,308	$2,308	$—	$2,308

Amortization expense related to limited life intangible assets and debt issuance costs, pertaining to the Company’s credit facility with Wells Fargo, formally GECC, was $2.3 million and $2.2 million for the three months ended June 30, 2015 and 2016, respectively, and $4.1 million and $4.8 million for the six months ended June 30, 2015 and 2016, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14 — Comprehensive Loss

The table below presents the components of the Company’s comprehensive loss for the three and six months ended June 30, 2015 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Net Loss	$(5,727)	$(4,145)	$(13,308)	$(21,528)
Other comprehensive loss:
Foreign currency translation adjustment	2,342	(2,934)	(43)	(3,658)
Comprehensive loss	(3,385)	(7,079)	(13,351)	(25,186)
Less: Comprehensive income attributable to non-controlling interests	—	—	—	—
Comprehensive loss attributable to JAKKS Pacific, Inc.	$(3,385)	$(7,079)	$(13,351)	$(25,186)

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

The following table summarizes the total share-based compensation expense and related tax benefits recognized for the three and six months ended June 30, 2015 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Restricted stock compensation expense	$440	$461	$944	$1,084
Tax benefit related to restricted stock compensation	—	—	—	—

No stock options were outstanding as of December 31, 2015 and there has been no stock option activity pursuant to the Plan for the six months ended June 30, 2016.

Restricted stock award activity pursuant to the Plan for the six months ended June 30, 2016 is summarized as follows:

	Restricted Stock Awards
		Weighted
		Average
	Number of	Grant
	Shares	Price
Outstanding, December 31, 2015	411,409	$6.61
Awarded	645,884	7.00
Released	(125,246)	7.05
Forfeited	(19,284)	6.32
Outstanding, June 30, 2016	912,763	6.83

As of June 30, 2016, there was $1.5 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.21 years.

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

Goodwill, Trademarks (net) and Intangible assets amounted to $83.6 million as of June 30, 2016 and $88.7 million as of December 31, 2015.

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

Discrete Items for Income Taxes. During the three and six months ended June 30, 2016, a discrete tax expense of $127,000 related to the additional tax assessment on the Hong Kong income tax audits for the tax year 2010/2011was recognized. During the three and six months ended June 30, 2015, we recognized a discrete tax expense of $11,000 and $222,000, respectively, related to the conclusion of the California income tax audits for the tax years 2008 to 2010 and an adjustment in the overpayment account for Wisconsin.

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

We accrue a tax reserve for additional income taxes, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of June 30, 2016 and December 31, 2015, our income tax reserves were approximately $2.3 million and $2.2 million, respectively. The $2.3 million balance primarily relates to the potential tax settlement in Hong Kong and adjustments in the area of withholding taxes.

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

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.0	68.2	69.6	67.9
Gross profit	30.0	31.8	30.4	32.1
Selling, general and administrative expenses	32.3	32.6	33.3	38.4
Loss from operations	(2.3)	(0.8)	(2.9)	(6.3)
Income from joint ventures	1.3	0.6	0.7	0.4
Other income	―	―	―	―
Interest income	―	―	―	―
Interest expense	(2.4)	(2.2)	(2.5)	(2.7)
Loss before provision for income taxes	(3.4)	(2.4)	(4.7)	(8.6)
Provision for income taxes	1.0	0.5	0.7	0.5
Net loss	(4.4)	(2.9)	(5.4)	(9.1)
Net income (loss) attributable to non-controlling interests	―	0.2	―	0.1
Net loss attributable to JAKKS Pacific, Inc.	(4.4)%	(3.1)%	(5.4)%	(9.2)%

The following unaudited table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

Net Sales
U.S. and Canada	$71,443	$89,737	$148,287	$161,939
International	23,516	19,953	59,822	40,121
Halloween	36,147	31,287	37,198	34,726
	131,106	140,977	245,307	236,786
Cost of Sales
U.S. and Canada	50,028	58,520	105,330	107,260
International	15,237	13,657	38,317	27,554
Halloween	26,554	24,000	26,995	25,989
	91,819	96,177	170,642	160,803
Gross Profit
U.S. and Canada	21,415	31,217	42,957	54,679
International	8,279	6,296	21,505	12,567
Halloween	9,593	7,287	10,203	8,737
	$39,287	$44,800	$74,665	$75,983

Comparison of the Three Months Ended June 30, 2015 and 2016

Net Sales

U.S. and Canada. Net sales of our U.S. and Canada segment were $89.7 million for the three months ended June 30, 2016 compared to $71.4 million for the prior year period, representing an increase of $18.3 million, or 25.6%. The increase in net sales was primarily due to higher unit sales of our Disney Tsum Tsum line of collectibles, Disney Princess and Alice Through the Looking Glass dolls, kids furniture and accessories, and our Big Figs line including Star Wars and Batman vs. Superman, and our Nintendo and Warcraft figures.

International. Net sales of our International segment were $20.0 million for the three months ended June 30, 2016 compared to $23.5 million for the prior year period, representing a decrease of $3.5 million, or 14.9%. The decrease in net sales was primarily driven by a decrease in unit sales of our Disney Frozen and My First Princess line of toddler dolls as well as ride-ons and inflatables, partially offset by higher unit sales of the Disney Princess toddler dolls and our Big Figs line including Star Wars, Batman vs. Superman, and Warcraft figures.

Halloween. Net sales of our Halloween segment were $31.3 million for the three months ended June 30, 2016 compared to $36.1 million for the prior year period, representing a decrease of $4.8 million, or 13.3%. The decrease in net sales was driven by a decrease in unit sales of a variety of products in the second quarter of 2016, primarily due to timing of product shipment.

Cost of Sales

U.S. and Canada. Cost of sales of our U.S. and Canada segment was $58.5 million, or 65.2% of related net sales for the three months ended June 30, 2016 compared to $50.0 million, or 70.0% of related net sales for the prior year period, representing an increase of $8.5 million, or 17.0%. The increase in cost of sales is directly a function of higher overall unit sales, while the decrease as a percentage of net sales, year over year, is due to reduced costing of legacy products and product mix, partially offset by a higher average royalty rate. The increase in royalties is driven by a shift in the product mix to products with relatively higher royalty rates. Depreciation of molds and tools for the segment increased slightly in 2016 due to increased product tooling driven by new product introductions in 2016.

International. Cost of sales of our International segment was $13.7 million, or 68.4% of related net sales for the three months ended June 30, 2016 compared to $15.2 million, or 64.8% of related net sales for the prior year period, representing a decrease of $1.5 million, or 9.9%. The decrease in cost of sales is directly a function of lower overall unit sales. The increase as a percentage of net sales, year-over-year, is due to the change in product mix to relatively higher cost product and an increase in the average royalty rate. The increase in royalties is driven by a shift in the product mix to products with relatively higher royalty rates and an increase in royalty rates on shipments made FOB China. Our depreciation of molds and tools for the segment showed a modest increase from 2015 due to increased product tooling driven by new product introductions in 2016.

Halloween. Cost of sales of our Halloween segment was $24.0 million, or 76.7% of related net sales for the three months ended June 30, 2016 compared to $26.6 million, or 73.5% of related net sales for the prior year period, representing a decrease of $2.6 million, or 9.8%. The decrease in cost of sales is directly a function of lower overall unit sales. The increase as a percentage of net sales, year-over-year, is due to the shift in product mix to products with a relatively higher cost product.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $45.9 million for the three months ended June 30, 2016 compared to $42.3 million for the prior year period constituting 32.6% and 32.3% of net sales, respectively. Selling, general and administrative expenses increased by $3.6 million from the prior year period driven by higher product development ($1.4 million) in support of new product initiatives and general and administrative expenses ($2.4 million).

Income from joint ventures

We recognized income of $0.7 million for funds received in the three months ended June 30, 2016, related to Pacific Animation Partners, compared to nil received in the three months ended June 30, 2015. We recognized $0.2 million of income for funds received in 2016 related to our former video game joint venture in partial settlement of amounts owed to the Company when our joint venture partner was liquidated pursuant to their 2012 bankruptcy filing. In 2015, we received $1.7 million of such funds. It is not known if any additional funds will be received by us.

Interest Income

Interest income for the three months ended June 30, 2016 was $18,225, compared to $15,777 for the three months ended June 30, 2015.

Interest Expense

Interest expense was $3.2 million in the three months ended June 30, 2016, as compared to $3.1 million in the prior period. In the three months ended June 30, 2016, we booked interest expense of $2.9 million related to our convertible senior notes payable due in 2018 and 2020, and $0.3 million related to our revolving credit facility. In the three months ended June 30, 2015, we booked interest expense of $2.9 million related to our convertible senior notes payable due in 2018 and 2020, $0.1 million related to our revolving credit facility and $0.1 million related to the interest component of our Maui acquisition earn out payment.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $0.7 million, or an effective tax rate of (20.5%), for the three months ended June 30, 2016. During the comparable period in 2015, our income tax expense was $1.3 million, or an effective tax rate of (29.7%).

Comparison of the Six Months Ended June 30, 2015 and 2016

Net Sales

U.S. and Canada. Net sales of our U.S. and Canada segment were $161.9 million for the six months ended June 30, 2016 compared to $148.3 million for the prior year period, representing an increase of $13.6 million, or 9.2%. The increase in net sales was primarily due to higher unit sales of our Disney Tsum Tsum line of collectibles, Disney Princess and Alice Through the Looking Glass dolls, kids furniture and accessories, and our Big Figs line including Star Wars and Batman vs. Superman, and our Nintendo and Warcraft figures.

International. Net sales of our International segment were $40.1 million for the six months ended June 30, 2016 compared to $59.8 million for the prior year period, representing a decrease of $19.7 million, or 32.9%. The decrease in net sales was primarily driven by a decrease in unit sales of our Disney Frozen and My First Princess line of toddler dolls, partially offset by higher unit sales of the Big Figs line including Star Wars and Batman vs. Superman and Warcraft figures, and our collectible figurines line Tsum Tsum.

Halloween. Net sales of our Halloween segment were $34.7 million for the six months ended June 30, 2016 compared to $37.2 million for the prior year period, representing a decrease of $2.5 million, or 6.7%. The decrease in net sales was driven by decrease in unit sales of a variety of products in the first half of 2016, primarily due to timing of product shipment.

Cost of Sales

U.S. and Canada. Cost of sales of our U.S. and Canada segment was $107.3 million, or 66.2% of related net sales for the six months ended June 30, 2016 compared to $105.3 million, or 71.0% of related net sales for the prior year period, representing an increase of $2.0 million, or 1.9%. The increase in cost of sales is directly a function of higher overall unit sales, while the decrease as a percentage of net sales, year over year, is due to reduced costing of legacy products and product mix, partially offset by a higher average royalty rate. The increase in royalties is driven by a shift in the product mix to products with relatively higher royalty rates. Depreciation of molds and tools for the segment increased slightly in 2016 due to increased product tooling driven by new product introductions in 2016.

International. Cost of sales of our International segment was $27.6 million, or 68.7% of related net sales for the six months ended June 30, 2016 compared to $38.3 million, or 64.1% of related net sales for the prior year period, representing a decrease of $10.7 million, or 27.9%. The decrease in cost of sales is directly a function of lower overall unit sales. The increase as a percentage of net sales, year-over-year, is due to the change in product mix to relatively higher cost product and an increase in the average royalty rate. The increase in royalties is driven by a shift in the product mix to products with relatively higher royalty rates and an increase in royalty rates on shipments made FOB China. Our depreciation of molds and tools for the segment showed a modest increase from 2015 due to increased product tooling driven by new product introductions in 2016.

Halloween. Cost of sales of our Halloween segment was $26.0 million, or 74.8% of related net sales for the six months ended June 30, 2016 compared to $27.0 million, or 72.6% of related net sales for the prior year period, representing a decrease of $1.0 million, or 3.7%. The decrease in cost of sales is directly a function of lower overall unit sales. The increase as a percentage of net sales, year-over-year, is due to the shift in product mix to a relatively higher cost product

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $90.9 million for the six months ended June 30, 2016 and $81.9 million for the prior year period constituting 38.4% and 33.3% of net sales, respectively. Selling, general and administrative expenses increased by $9.0 million from the prior year period driven by higher marketing expenses ($5.4 million), higher product development costs ($1.7 million) in support of increased product launches and increased general and administrative expenses ($1.8 million).

Income from joint ventures

We recognized $0.7 million for funds received in the six months ended June 30, 2016, related to Pacific Animation Partners, compared to nil received in the six months ended June 30, 2015. We recognized $0.2 million of income for funds received in 2016 related to our former video game joint venture in partial settlement of amounts owed to the Company when our joint venture partner was liquidated pursuant to their 2012 bankruptcy filing. In 2015, we received $1.7 million of such funds. It is not known if any additional funds will be received by us.

Interest Income

Interest income for the six months ended June 30, 2016 was $34,187, compared to $35,044 for the six months ended June 30, 2015.

Interest Expense

Interest expense was $6.4 million in the six months ended June 30, 2016, as compared to $6.1 million in the prior period. In the six months ended June 30, 2016, we booked interest expense of $6.0 million related to our convertible senior notes payable due in 2018 and 2020, and $0.4 million related to our revolving credit facility. In the six months ended June 30, 2015, we booked interest expense of $5.7 million related to our convertible senior notes payable due in 2018 and 2020, $0.3 million related to our revolving credit facility and $0.1 million related to the interest component of our Maui acquisition earn out payment.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $1.1 million, or an effective tax rate of (5.6%), for the six months ended June 30, 2016. During the comparable period in 2015, our income tax expense was $1.7 million, or an effective tax rate of (15.0%).

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

Liquidity and Capital Resources

As of June 30, 2016, we had working capital of $216.5 million, compared to $255.0 million as of December 31, 2015. The decrease was primarily attributable to the operating loss for the six months ended June 30, 2016, the repurchase of our common stock and convertible senior notes, and a seasonably lower accounts receivable balance and higher accounts payable, partially offset by lower accrued expenses.

Operating activities provided net cash of $22.4 million in the six months ended June 30, 2016, as compared to providing net cash of $50.3 million in the prior year period. Net cash was primarily impacted by an increase in accounts payable and a decrease in accounts receivable, partially offset by a decrease in accrued expenses. Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 86 days as of June 30, 2016, compared to 81 days as of June 30, 2015. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of June 30, 2016, we had cash and cash equivalents of $86.7 million and restricted cash of $9.9 million.

Our investing activities used net cash of $9.8 million in the six months ended June 30, 2016, as compared to using net cash of $11.2 million in the prior year period, consisting primarily of cash paid for the purchase of molds and tooling used in the manufacture of our products of $9.2 million. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 20% payable on net sales of such products. As of June 30, 2016, these agreements required future aggregate minimum guarantees of $97.6 million, exclusive of $23.3 million in advances already paid. Of this $97.6 million future minimum guarantee, $43.3 million is due over the next twelve months.

Our financing activities used net cash of $25.3 million in the six months ended June 30, 2016, as compared to using $0.2 million in the prior year period, primarily consisting of the repurchase of our common stock of $11.9 million and our 2020 convertible senior notes of $1.9 million and our 2018 convertible senior notes of $0.7 million. As of June 30, 2016, the Company had $2.2 million remaining under its current securities repurchase authorization approved by the Board of Directors.

In March 2014, we, and our domestic subsidiaries, entered into a secured credit facility with General Electric Capital Corporation (“GECC”). The loan agreement, as amended and assigned to Wells Fargo Bank, N.A. pursuant to its acquisition of GECC (the “WF Loan Agreement”), provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain accounts receivable and inventory. The amounts outstanding under the WF Loan Agreement are payable in full upon maturity of the credit facility on March 27, 2019, and the credit facility is secured by a security interest in favor of the lender covering a substantial amount of the assets of the Company. As of June 30, 2016, the amount of outstanding borrowings was nil and outstanding stand-by letters of credit totaled $28.2 million; the total excess borrowing capacity was nil. As of June 30, 2016, outstanding stand-by letters of credit exceeded the borrowing base availability under the credit line by $9.9 million which was funded by the Company resulting in restricted cash of $9.9 million. Such funds will become unrestricted as excess borrowing capacity under the credit line increases.

In July 2013, we sold an aggregate of $100.0 million principal amount of 4.25% Convertible Senior Notes due 2018 (the “2018 Notes”). The 2018 Notes, which are senior unsecured obligations, pay interest semi-annually in arrears on August 1 and February 1 of each year at a rate of 4.25% per annum and will mature on August 1, 2018. The initial conversion rate for the 2018 Notes will be 114.3674 shares of our common per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.74 per share of common stock, subject to adjustment in certain events. Upon conversion, the 2018 Notes will be settled in shares of the Company’s common stock. Holders of the 2018 Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2018 Notes). We used $61.0 million of the approximate $96.0 million in net proceeds from the offering to repurchase at par $61.0 million principal amount of then outstanding. The remainder of the net proceeds has been used for general corporate purposes. In 2016, the Company repurchased and retired $0.7 million principal amount of the 2018 Notes.

In June 2014, the Company sold an aggregate of $115.0 million principal amount of 4.875% Convertible Senior Notes due 2020 (the “2020 Notes”). The 2020 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on June 1 and December 1 of each year at a rate of 4.875% per annum and will mature on June 1, 2020. The initial conversion rate for the 2020 Notes is 103.7613 shares of our common per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $9.64 per share of common stock, subject to adjustment in certain events. Upon conversion, the 2020 Notes will be settled in shares of the Company’s common stock. Holders of the 2020 Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2020 Notes). The Company received net proceeds of approximately $110.4 million from the offering of which $24.0 million was used to repurchase 3.1 million shares of the Company’s common stock under a prepaid forward purchase contract and $39.0 million was used to redeem the remaining principal amount of then outstanding notes. The remainder of the net proceeds has been used for general corporate purposes. In 2016, the Company repurchased and retired $2.0 million principal amount of the 2020 Notes.

We believe that our cash flows from operations, cash and cash equivalents on hand and the availability under our credit facility will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future and due to the seasonality of our business, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. As of December 31, 2015 and June 30, 2016, we held cash and short term investments held by our foreign subsidiaries of $91.7 million and $81.3 million, respectively. Although a significant portion of our cash is held by our foreign subsidiaries off-shore, we intend to finance our long-term liquidity requirements out of net cash provided by operations and net cash and cash equivalents and availability under our credit facility. As of June 30, 2016, we do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We issued convertible senior notes in principal amount of $100.0 million with a fixed interest rate of 4.25% per annum in July 2013 and $115.0 million principal amount of senior notes with a fixed interest rate of 4.875% per annum in June 2014, of which $99.3 million and $113.0 million, respectively, remain outstanding as of June 30, 2016. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates on these issuances.

Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility (see Note 5 - Credit Facility in the accompanying notes to the consolidated financial statements for additional information). Borrowings under the credit facility bear interest at a variable rate based on Prime Lending Rate or LIBOR Rate at the option of the Company. For Prime Lending Rate loans, the interest rate is equal to the highest of (i) the Federal Funds Rate plus a margin of 0.50%, (ii) the rate last quoted by The Wall Street Journal as the “Prime Rate,” or (iii) the sum of a LIBOR rate plus 1.00%, plus a margin of 2.25%. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin of 2.25%. Borrowings under the credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the six months ended June 30, 2016, the maximum amount borrowed under the facility was $10.0 million and the average amount of borrowings outstanding was $2.9 million. As of June 30, 2016, the amount of total borrowings outstanding was nil and outstanding stand-by letters of credit totaled $28.2 million. If the prevailing market interest rates relative to these borrowings increased by 10%, our interest expense during the period ended June 30, 2016 would have increased by less than $0.1 million.

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

Historically, we have experienced growth in our product lines through acquisitions of businesses, products and licenses. This growth in product lines has contributed significantly to our total revenues over the last few years. For example, revenues associated with companies we acquired since 2011 were approximately $64.0 million and $33.3 million for the year ended December 31, 2015 and the six months ended June 30, 2016, respectively, representing 8.6% and 14.1% of our total revenues for those periods. As a result, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

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

Our three largest customers accounted for 44.4% and 47.4% of our net sales for the year ended December 31, 2015 and the six months ended June 30, 2016, respectively. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers and pursuant to the terms of certain of our vendor agreements, even some purchase orders may be cancelled without penalty up until delivery. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale or for us to bear the risks and the cost of carrying inventory could also adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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

We sell products and operate facilities in numerous countries outside the United States. For the year ended December 31, 2015 and six months ended June 30, 2016, sales to our international customers comprised approximately 27.3% and 21.4%, respectively, of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers, located principally in China, and are subject to the risks normally associated with international operations, including:

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

In June 2014, the Company sold an aggregate of $115.0 million principal amount of 4.875% Convertible Senior Notes due on June 1, 2020 (the “2020 Notes”) of which $113.0 million remain outstanding. Holders of the 2020 Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2020 Notes). Upon conversion, the 2020 Notes will be settled in shares of the Company’s common stock. In July 2013, the Company sold an aggregate of $100.0 million principal amount of 4.25% Convertible Senior Notes due on August 1, 2018 (the “2018 Notes”) of which $99.3 million remain outstanding. Holders of the 2018 Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2018 Notes). Upon conversion, the 2018 Notes will be settled in shares of the Company’s common stock. Restrictions on borrowings under or loss of the credit facility could have a material adverse effect on our financial condition including an adverse impact on our ability to pay the 2018 Notes and 2020 Notes when due.

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

Deferred tax assets are realized by prior and future taxable income of appropriate character. Current accounting standards require that a valuation allowance be recorded if it is not likely that sufficient taxable income of appropriate character will be generated to realize the deferred tax assets. We currently believe that based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have recorded a valuation allowance against our US federal and state deferred tax assets. Our net operating losses and tax credit carry-forwards can expire if unused, and their utilization could be substantially limited in the event of an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code.

Our inability to monetize recognition technology in non-toy segments could adversely affect our financial condition and results of operations.

In September 2012, we invested $7.0 million in cash in exchange for a five percent economic interest in DreamPlay, LLC which is expected to exploit recognition technologies in non-toy consumer product categories. In the event monetization is not viable, potential impairment of the investment could occur resulting in a non-cash charge to income of up to $7.0 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share		(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value of shares that may yet be purchased under the plans or programs
April 1-30, 2016	―	$	―	―	$4,446,066	(1)
May 1-31, 2016	―		―	―	4,341,329	(2)
June 1-30, 2016	277,333		7.81	277,333	2,176,180
Total	277,333		7.81	277,333

In June 2015, the Board of Directors authorized a stock repurchase program, under which the Company could repurchase up to $30.0 million of the Company’s common stock and/or convertible senior notes payable from time to time. As of June 30, 2016, the Company had repurchased 3,140,894 and retired 3,042,846 shares of its common stock at a total cost of $25.2 million; $2.0 million face amount of its 2020 Notes at a cost of $1,940,000; and $695,000 face amount of its 2018 Notes at a cost of $685,887.

(1)	Reflects the April 2016 repurchase of $590,000 face amount of the Company’s 2018 Notes at a cost of $581,150

(2)	Reflects the May 2016 repurchase of $105,000 face amount of the Company’s 2018 Notes at a cost of $104,737

Item 6. Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated By-Laws of the Company (2)
4.1	Indenture dated July 24, 2013 by and between the Registrant and Wells Fargo Bank, N.A (3)
4.2	Form of 4.25% Senior Convertible Note (3)
4.3	Credit Agreement dated as of March 27, 2014 by and among Registrant and its US wholly-owned subsidiaries and General Electric Capital Corporation (4)
4.4	Revolving Loan Note dated March 27, 2014 by Registrant and its US wholly-owned subsidiaries in favor of General Electric Capital Corporation (4)
4.5	Indenture dated June 9, 2014 by and between the Registrant and Wells Fargo Bank, N.A (5)
4.6	Form of 4.875% Senior Convertible Note (5)
4.7	Fourth Amendment to Credit Agreement dated as of June 5, 2015 among Registrant and its US wholly-owned subsidiaries and General Electric Capital Corporation (6)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (7)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (7)
32.1	Section 1350 Certification of Chief Executive Officer (7)
32.2	Section 1350 Certification of Chief Financial Officer (7)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011 and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed July 24, 2013 and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2014 and incorporated herein by reference.

(6)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 16, 2015 and incorporated herein by reference.

(7)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: August 9, 2016	By:	/s/ JOEL M. BENNETT
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