Form 10-Q
period 2016-09-30
JAKKS PACIFIC INC
filed 2016-11-09
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the issuer’s common stock is 20,002,003 as of November 9, 2016.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
Quarter Ended September 30, 2016
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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

Assets	December 31, 2015 (*)	September 30, 2016 (Unaudited)
Current assets
Cash and cash equivalents	$102,528	$45,475
Restricted cash	—	2,687
Accounts receivable, net of allowance for uncollectible accounts of $2,714 and $2,447 in 2015 and 2016, respectively	163,387	272,257
Inventory, net	60,544	75,064
Income taxes receivable	24,008	23,435
Prepaid expenses and other assets	31,901	27,761
Total current assets	382,368	446,679
Property and equipment
Office furniture and equipment	15,141	14,567
Molds and tooling	86,307	99,905
Leasehold improvements	10,640	10,950
Total	112,088	125,422
Less accumulated depreciation and amortization	93,653	102,724
Property and equipment, net	18,435	22,698
Intangibles, net	42,185	35,553
Other long term assets	3,125	2,423
Investment in DreamPlay, LLC	7,000	7,000
Goodwill, net	44,199	43,462
Trademarks, net	2,308	2,308
Total assets	$499,620	$560,123
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$34,986	$102,577
Accrued expenses	54,081	57,358
Reserve for sales returns and allowances	17,267	16,379
Income taxes payable	21,067	22,791
Total current liabilities	127,401	199,105
Convertible senior notes, net of debt issuance costs of $5,834 and $4,372 in 2015 and 2016, respectively	209,166	207,933
Other liabilities	5,155	5,210
Income taxes payable	2,199	2,325
Deferred income taxes, net	2,293	2,265
Total liabilities	346,214	416,838
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 21,701,239 and 19,999,540 shares issued and outstanding in 2015 and 2016, respectively	21	20
Treasury stock, at cost; 3,660,201 and 3,112,840 shares in 2015 and 2016, respectively	(28,322)	(24,000)
Additional paid-in capital	194,743	177,326
Retained earnings (accumulated deficit)	(3,391)	5,437
Accumulated other comprehensive loss	(10,051)	(16,077)
Total JAKKS Pacific, Inc. stockholders’ equity	153,000	142,706
Non-controlling interests	406	579
Total stockholders’ equity	153,406	143,285
Total liabilities and stockholders’ equity	$499,620	$560,123

(*) Derived from audited financial statements

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2015	2016	2015	2016

Net sales	$337,027	$302,791	$582,334	$539,577
Cost of sales	232,698	207,858	403,340	368,661
Gross profit	104,329	94,933	178,994	170,916
Selling, general and administrative expenses	59,701	60,520	141,573	151,419
Income from operations	44,628	34,413	37,421	19,497
Income from joint ventures	60	—	1,744	861
Other income	5,642	207	5,642	282
Interest income	16	12	51	46
Interest expense	(3,107)	(3,020)	(9,187)	(9,466)
Income before provision for income taxes	47,239	31,612	35,671	11,220
Provision for income taxes	1,375	1,083	3,115	2,219
Net income	45,864	30,529	32,556	9,001
Net income (loss) attributable to non-controlling interests	19	(83)	(28)	173
Net income attributable to JAKKS Pacific, Inc.	$45,845	$30,612	$32,584	$8,828
Earnings per share – basic	$2.47	$1.91	$1.72	$0.53
Earnings per share –diluted	$1.12	$0.82	$0.89	$0.36
Comprehensive income	$44,003	$28,161	$30,652	$2,975
Comprehensive income attributable to JAKKS Pacific, Inc.	$43,984	$28,244	$30,680	$2,802

JAKKS PACIFIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30, (Unaudited)
	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$32,556	$9,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,220	16,898
Write-off and amortization of debt issuance costs	1,464	1,877
Share-based compensation expense	1,452	1,254
Gain on disposal of property and equipment	(28)	—
Gain on extinguishment of convertible notes	—	(69)
Deferred income taxes	—	(29)
Changes in operating assets and liabilities:
Accounts receivable	(58,345)	(108,870)
Inventory	(2,577)	(14,520)
Income taxes receivable	—	573
Prepaid expenses and other assets	(6,294)	4,428
Accounts payable	38,472	61,832
Accrued expenses	(17,264)	5,946
Reserve for sales returns and allowances	2,139	(888)
Income taxes payable	715	1,850
Other liabilities	2,358	55
Total adjustments	(23,688)	(29,663)
Net cash provided by (used in) operating activities	8,868	(20,662)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(14,354)	(11,239)
Sale of marketable securities	220	—
Distribution from joint venture	60	—
Change in other assets	(3,080)	(6,227)
Net cash used in investing activities	(17,154)	(17,466)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock for employee tax withholding	—	(844)
Repurchase of convertible senior notes	—	(2,626)
Proceeds from credit facility borrowings	25,000	—
Restricted cash	—	(2,687)
Credit facility costs	(188)	—
Repurchase of common stock	(6,988)	(13,505)
Net cash provided by (used in) financing activities	17,824	(19,662)
Effect of foreign currency translation	148	737
Net change in cash and cash equivalents	9,686	(57,053)
Cash and cash equivalents, beginning of period	71,525	102,528
Cash and cash equivalents, end of period	$81,211	$45,475
Cash paid during the period for:
Income taxes	$3,625	$203
Interest	$4,390	$7,010

See Notes 5, 9 and 10 for additional supplemental information to the condensed consolidated statements of cash flows.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2016

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2018.

In August 2014, the FASB amended the FASB Accounting Standards Codification and amended Subtopic 205-40, “Presentation of Financial Statements — Going Concern.” This amendment prescribes that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will become effective for the Company’s annual and interim reporting periods beginning January 1, 2017. Upon adoption, the Company will use this guidance to evaluate going concern.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice in how transactions are classified in the statement of cash flows. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. The amendments in this ASU reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial statements.

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

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and nine months ended September 30, 2015 and 2016 and as of December 31, 2015 and September 30, 2016 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

Net Sales
U.S. and Canada	$202,568	$188,381	$350,855	$350,320
International	77,701	57,333	137,523	97,454
Halloween	56,758	57,077	93,956	91,803
	$337,027	$302,791	$582,334	$539,577

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

Income (Loss) from Operations
U.S. and Canada	$28,126	$24,865	$21,808	$16,966
International	12,724	6,876	15,530	4,371
Halloween	3,778	2,672	83	(1,840)
	$44,628	$34,413	$37,421	$19,497

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

Depreciation and Amortization Expense
U.S. and Canada	$4,976	$5,787	$9,426	$12,097
International	1,847	1,800	3,531	3,354
Halloween	556	619	1,263	1,447
	$7,379	$8,206	$14,220	$16,898

	December 31,	September 30,
	2015	2016
Assets
U.S. and Canada	$320,528	$339,212
International	157,493	175,232
Halloween	21,599	45,679
	$499,620	$560,123

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Business Segments, Geographic Data, Sales by Product Group and Major Customers - (continued)

The following tables present information about the Company by geographic area as of December 31, 2015 and September 30, 2016 and for the three and nine months ended September 30, 2015 and 2016 (in thousands):

	December 31, 2015	September 30, 2016
Long-lived Assets
China	$10,172	$15,253
United States	7,702	6,914
Hong Kong	561	531
	$18,435	$22,698

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Net Sales by Customer Area
United States	$242,467	$229,850	$416,690	$416,034
Europe	55,389	43,446	92,948	67,611
Canada	16,441	12,709	27,255	22,412
Hong Kong	414	1,184	1,210	1,861
Other	22,316	15,602	44,231	31,659
	$337,027	$302,791	$582,334	$539,577

Product Group

Net sales by product group for the three and nine months ended September 30, 2015 and 2016 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Traditional Toys and Electronics	$204,332	$163,528	$332,737	$268,194
Role Play, Novelty and Seasonal Toys	132,695	139,263	249,597	271,383
	$337,027	$302,791	$582,334	$539,577

Major Customers

Net sales to major customers for the three and nine months ended September 30, 2015 and 2016 were as follows (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2016		2015		2016
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales

Wal-Mart	$77,240	22.9%	$72,996	24.1%	$126,743	21.7%	$139,806	25.9%
Target	40,647	12.1	50,008	16.5	66,292	11.4	76,948	14.3
Toys ‘R’ Us	27,292	8.1	19,624	6.5	50,620	8.7	38,088	7.0
	$145,179	43.1%	$142,628	47.1%	$243,655	41.8%	$254,842	47.2%

At December 31, 2015 and September 30, 2016, the Company’s three largest customers accounted for approximately 56.2% and 46.7%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and capitalized warehouse costs, is valued at the lower of cost (first-in, first-out) or market, net of inventory obsolescence reserve, and consists of the following (in thousands):

	December 31, 2015	September 30, 2016

Raw materials	$3,717	$4,344
Finished goods	56,827	70,720
	$60,544	$75,064

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

The Company’s reserve for sales returns and allowances amounted to $17.3 million as of December 31, 2015, compared to $16.4 million as of September 30, 2016.  This decrease is primarily due to certain customers taking their annual allowances related to 2015 sales as well as allowances related to 2016 during 2016.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Credit Facility

In March 2014, the Company and its domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (“GECC”). The loan agreement, as amended and subsequently assigned to Wells Fargo Bank, N.A. pursuant to its acquisition of GECC, provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain accounts receivable and inventory (the “WF Loan Agreement”). The amounts outstanding under the credit facility are payable in full upon maturity of the facility on March 27, 2019, and the credit facility is secured by a security interest in favor of the lender covering a substantial amount of the assets of the Company. As of December 31, 2015, the amount of outstanding borrowings was nil and outstanding stand-by letters of credit totaled $23.2 million; the total excess borrowing capacity was $55.5 million. As of September 30, 2016, the amount of outstanding borrowings was nil and outstanding stand-by letters of credit totaled $28.2 million; the total excess borrowing capacity was $24.7 million including $2.7 million remaining of restricted funds on deposit in the process of being returned to the Company. Such funds became unrestricted when the excess borrowing capacity under the credit line became positive.

The Company’s ability to borrow under the WF Loan Agreement is also subject to its ongoing compliance with certain financial covenants, including the maintenance by the Company of a fixed charge coverage ratio of at least 1.2:1.0 based on the trailing four fiscal quarters. As of December 31, 2015 and September 30, 2016, the Company was in compliance with the financial covenants under the WF Loan Agreement.

The Company may borrow funds at LIBOR or at a base rate, plus applicable margins of 225 basis point spread over LIBOR and 125 basis point spread on base rate loans. In addition to standard fees, the facility has an unused credit line fee, which ranges from 25 to 50 basis points. As of December 31, 2015 and September 30, 2016, the interest rate on the credit facility was approximately 2.25%.

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

 In June 2014, the Company sold an aggregate of $115.0 million principal amount of 4.875% Convertible Senior Notes due 2020 (the “2020 Notes”). The 2020 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on June 1 and December 1 of each year at a rate of 4.875% per annum and will mature on June 1, 2020. The initial and still current conversion rate for the 2020 Notes is 103.7613 shares of JAKKS common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $9.64 per share of common stock, subject to adjustment in certain events. Upon conversion, the 2020 Notes will be settled in shares of the Company’s common stock. Holders of the 2020 Notes may require that the Company repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2020 Notes). In January 2016, the Company repurchased and retired an aggregate of $2.0 million principal amount of the 2020 Notes.

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

The fair value of the 2018 Notes as of December 31, 2015 and September 30, 2016 was approximately $102.0 million and $111.8 million, respectively, based upon the most recent quoted market price. The fair value of the 2020 Notes as of December 31, 2015 and September 30, 2016 was approximately $112.3 million and $120.0 million, respectively, based upon the most recent quoted market price. The fair value of the convertible senior notes is considered to be a Level 2 measurement on the fair value hierarchy.

Convertible senior notes, net of debt issuance costs consist of the following (in thousands):

	December 31, 2015			September 30, 2016
		Debt			Debt
	Principal	Issuance	Net	Principal	Issuance	Net
	Amount	Costs	Amount	Amount	Costs	Amount
4.25% convertible senior notes (due 2018)	$100,000	$2,181	$97,819	$99,305	$1,461	$97,844
4.875% convertible senior notes (due 2020)	115,000	3,653	111,347	113,000	2,911	110,089
Total convertible senior notes, net of debt issuance costs	$215,000	$5,834	$209,166	$212,305	$4,372	$207,933

Amortization expense classified as interest expense related to debt issuance costs was $0.4 million and $0.4 million for the three months ended September 30, 2015 and 2016, respectively, and $1.2 million and $1.5 million for the nine months ended September 30, 2015 and 2016, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Income Taxes

The Company’s income tax expense of $1.4 million for the three months ended September 30, 2015 reflects an effective tax rate of 2.9%. The Company’s income tax expense of $1.1 million for the three months ended September 30, 2016 reflects an effective tax rate of 3.4%. The majority of the provision relates to foreign taxes.

The Company’s income tax expense of $3.1 million for the nine months ended September 30, 2015 reflects an effective tax rate of 8.7%. The Company’s income tax expense of $2.2 million for the nine months ended September 30, 2016 reflects an effective tax rate of 19.8%. The majority of the provision relates to foreign taxes.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 — Earnings Per Share

The following table is a reconciliation of the weighted average shares used in the computation of earnings per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2015			2016
	Income	Weighted Average Shares	Per- Share	Income	Weighted Average Shares	Per- Share
Earnings per share – basic
Net income available to common stockholders	$45,845	18,559	$2.47	$30,612	16,044	$1.91
Effect of dilutive securities:
Convertible senior notes	1,779	23,369		1,840	23,081
Unvested performance stock grants	—	409		—	164
Unvested restricted stock grants	—	225		—	215
Earnings per share – diluted
Net income available to common stockholders plus assumed exercises and conversion	$47,624	42,562	$1.12	$32,452	39,504	$0.82

	Nine Months Ended September 30,
	2015			2016
	Income	Weighted Average Shares	Per- Share	Income	Weighted Average Shares	Per- Share
Earnings per share – basic
Net income available to common stockholders	$32,584	18,929	$1.72	$8,828	16,561	$0.53
Effect of dilutive securities:
Convertible senior notes	5,516	23,369		5,557	23,123
Unvested performance stock grants	—	284		—	115
Unvested restricted stock grants	—	155		—	117
Earnings per share – diluted
Net income available to common stockholders plus assumed exercises and conversion	$38,100	42,737	$0.89	$14,385	39,916	$0.36

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of warrants, options and convertible debt to the extent they are dilutive). The weighted average number of common shares outstanding excludes shares repurchased pursuant to a prepaid forward share repurchase agreement (See Note 9). Common share equivalents that could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted earnings per share due to being anti-dilutive, totaled approximately 2,679,155 and 2,407,225 for the three months ended September 30, 2015 and 2016, respectively, and approximately 2,634,393 and 2,227,787 for the nine months ended September 30, 2015 and 2016, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Common Stock and Preferred Stock

In June 2014, the Company effectively repurchased 3,112,840 shares of its common stock at an average cost of $7.71 per share for an aggregate amount of $24.0 million pursuant to a prepaid forward share repurchase agreement entered into with Merrill Lynch International (“ML”). These repurchased shares are treated as retired for basic and diluted EPS purposes although they remain legally outstanding. The Company reflects the aggregate purchase price as a reduction to stockholders’ equity classified as Treasury Stock. No shares have been delivered to the Company by ML as of September 30, 2016.

In June 2015, the Board of Directors authorized the repurchase of up to an aggregate of $30.0 million of the Company’s outstanding common stock and/or convertible notes (collectively, “securities”). The Company intends to retire any repurchased securities. As of September 30, 2016, the Company repurchased and retired 3,313,645 shares of its common stock at an aggregate cost of $26.7 million and also repurchased and retired $2.0 million principal amount of its 2020 Notes at a cost of $1.94 million and $695,000 principal amount of its 2018 Notes at a cost of $685,887. As of September 30, 2016, the Company had $0.7 million remaining under its current securities repurchase authorization.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Business Combinations

In July 2012, the Company acquired all of the stock of Maui, Inc. and related entities (collectively, “Maui”). The total initial consideration of $37.6 million consisted of $36.2 million in cash and the assumption of liabilities in the amount of $1.4 million. In addition, the Company agreed to pay an earn-out of up to an aggregate amount of $18.0 million in cash over the three calendar years following the acquisition based on the achievement of certain financial performance criteria. The fair value of the expected earn-out of $16.0 million was accrued and recorded as goodwill as of the acquisition date. Maui did not achieve the prescribed minimum earn-out targets for each of the three years in the period ended December 31, 2015; therefore, changes of $6.0 million, $5.9 million and $5.6 million in the earn-out liability were credited to other income in the fourth quarter of 2013 and third quarters of 2014 and 2015, respectively. Maui is a leading manufacturer and distributor of spring and summer activity toys and impulse toys, and was included in the Company’s results of operations from the date of acquisition.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 — Joint Ventures

 The Company owns a fifty percent interest in a joint venture (“DreamPlay Toys”) with NantWorks LLC (“NantWorks”). Pursuant to the operating agreement of DreamPlay Toys, the Company paid to NantWorks cash in the amount of $8.0 million and issued NantWorks a warrant to purchase 1.5 million shares of the Company’s common stock at a value of $7.0 million in exchange for the exclusive right to utilize NantWorks’ recognition technology platform for toy products. The Company has classified these rights as an intangible asset and is amortizing the asset over the anticipated revenue stream from the exploitation of these rights. Pursuant to the amended Toy Services Agreement (the “TSA”) entered into with NantWorks, the joint venture may develop and produce toys utilizing recognition technologies owned by NantWorks, for which NantWorks is entitled to receive a preferred return based upon net sales of DreamPlay Toys product sales and third-party license fees. In exchange for cash payments in the aggregate amount of $1.2 million payable to NantWorks over a two-year period, the TSA was extended to September 30, 2018, subject to the achievement of certain financial targets. The accrued preferred return for NantWorks was approximately $295,457 and nil for the three months ended September 30, 2015 and 2016, respectively, and approximately $359,452 and nil for the nine months ended September 30, 2015 and 2016, respectively. The Company retains the financial risk of the joint venture and is responsible for the day-to-day operations, including the development, sale and distribution of the toy products, for which it is entitled to receive any remaining profit or is responsible for any losses. The results of operations of the joint venture are consolidated with the Company’s results.

 In addition, the Company purchased for $7.0 million in cash a five percent economic interest in a related entity, DreamPlay, LLC, that will exploit the proprietary recognition technologies in non-toy consumer product categories. NantWorks has the right to repurchase all of the Company’s interest for $7.0 million. The Company has classified this investment as a long term asset on its balance sheet and is accounting for it using the cost method. As of September 30, 2016 the Company determined that the value of this investment will be realized and that no impairment has occurred.

The Company owns a fifty-one percent interest in a joint venture with China-based Meisheng Culture & Creative Corp., which provides certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products. The results of operations of the joint venture are consolidated with the Company’s results. The non-controlling interest’s share of the income for the three months ended September 30, 2015 and of the loss for the nine months ended September 30, 2015 was immaterial. The net loss attributable to the non-controlling interest for the three months ended September 30, 2016 was $0.1 million and the net income attributable to the non-controlling interest for the nine months ended September 30, 2016 was $0.2 million.

The Company owns a fifty percent interest in a joint venture (“Pacific Animation Partners”) with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company. As of December 31, 2015 and September 30, 2016 the net investment in the joint venture was carried at nil. For the three and nine months ended September 30, 2015, the Company recognized $0.1 million of income for funds received related to operations of the joint venture. For the three and nine months ended September 30, 2016, the Company recognized nil and $0.7 million, respectively, of income for funds received related to operations of the joint venture. It is not known if any additional income will be generated by Pacific Animation Partners.

For the nine months ended September 30, 2015 and 2016, respectively, the Company recognized $1.7 million and $0.2 million of income for funds received related to a former video game joint venture in partial settlement of amounts owed to the Company when the joint venture partner was liquidated pursuant to their 2012 bankruptcy filing. It is not known if any additional funds will be received by the Company.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12 — Goodwill

The changes to the carrying amount of goodwill as of September 30, 2016 are summarized as follows (in thousands):

Total
Balance, December 31, 2015	$44,199
Adjustments to goodwill for foreign currency translation	(737)
Balance, September 30, 2016	$43,462

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If the first step indicates that a potential impairment exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. No goodwill impairment was determined to have occurred during the nine months ended September 30, 2015 and 2016.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Intangible Assets Other Than Goodwill and Other Assets

Intangible assets other than goodwill and other assets consist primarily of licenses, product lines, customer relationships and trademarks. Amortized intangible assets are included in intangibles in the accompanying balance sheets. Trademarks are disclosed separately in the accompanying balance sheets. Intangible assets as of December 31, 2015 and September 30, 2016 include the following (in thousands, except for weighted useful lives):

		December 31, 2015			September 30, 2016
	Weighted	Gross			Gross
	Useful	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Years)
Amortized Intangible Assets:
Licenses	5.81	$24,930	$(20,436)	$4,494	$20,130	$(16,942)	$3,188
Product lines	7.50	50,093	(14,376)	35,717	50,293	(18,993)	31,300
Customer relationships	4.90	3,152	(2,195)	957	3,152	(2,620)	532
Trade names	5.00	3,000	(2,050)	950	3,000	(2,500)	500
Non-compete agreements	5.00	200	(133)	67	200	(167)	33
Total amortized intangible assets		$81,375	$(39,190)	$42,185	$76,775	$(41,222)	$35,553
Deferred Costs:
Debt issuance costs	3.07	$1,865	$(1,048)	$817	$1,865	$(1,463)	$402
Unamortized Intangible Assets:
Trademarks		$2,308	$—	$2,308	$2,308	$—	$2,308

Amortization expense related to limited life intangible assets and debt issuance costs, pertaining to the Company’s credit facility with Wells Fargo, formally GECC, was $2.3 million and $2.4 million for the three months ended September 30, 2015 and 2016, respectively, and $6.4 million and $7.2 million for the nine months ended September 30, 2015 and 2016, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14 — Comprehensive Income

The table below presents the components of the Company’s comprehensive income for the three and nine months ended September 30, 2015 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Net Income	$45,864	$30,529	$32,556	$9,001
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,861)	(2,368)	(1,904)	(6,026)
Comprehensive income	44,003	28,161	30,652	2,975
Less: Net income (loss) attributable to non-controlling interests	19	(83)	(28)	173
Comprehensive income attributable to JAKKS Pacific, Inc.	$43,984	$28,244	$30,680	$2,802

Note 15 — Litigation

On July 25, 2013, a purported class action lawsuit was filed in the United States District Court for the Central District of California captioned Melot v. JAKKS Pacific, Inc. et al., Case No. CV13-05388 (JAK) against Stephen G. Berman, Joel M. Bennett (collectively the “Individual Defendants”), and the Company (collectively, “Defendants”). On July 30, 2013, a second purported class action lawsuit was filed containing similar allegations against Defendants captioned Dylewicz v. JAKKS Pacific, Inc. et al., Case No. CV13-5487 (OON). The two cases (collectively, the “Class Action”) were consolidated on December 2, 2013 under Case No. CV13-05388 JAK (SSx) and lead plaintiff and lead counsel appointed. On January 17, 2014, Plaintiff filed a consolidated class action complaint (the “First Amended Complaint”) against Defendants which alleged that the Company violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder by making false and/or misleading statements concerning Company financial projections and performance as part of its public filings and earnings calls from July 17, 2012 through July 17, 2013. Specifically, the First Amended Complaint alleged that the Company’s forward looking statements, guidance and other public statements were false and misleading for allegedly failing to disclose (i) certain alleged internal forecasts, (ii) the Company's alleged quarterly practice of laying off and rehiring workers, (iii) the Company's alleged entry into license agreements with guaranteed minimums the Company allegedly knew it was unable to meet; and (iv) allegedly poor performance of the Monsuno and Winx lines of products after their launch. The First Amended Complaint also alleged violations of Section 20(a) of the Exchange Act by Messrs. Berman and Bennett. The First Amended Complaint sought compensatory and other damages in an undisclosed amount as well as attorneys’ fees and pre-judgment and post-judgment interest. The Company filed a motion to dismiss the First Amended Complaint on February 17, 2014, and the motion was granted, with leave to replead. A Second Amended Complaint (“SAC”) was filed on July 8, 2014 and it set forth similar allegations to those in the First Amended Complaint about discrepancies between internal projections and public forecasts and the other allegations except that the claim with respect to guaranteed minimums that the Company allegedly knew it was unable to meet was eliminated. The Company filed a motion to dismiss the SAC and that motion was granted with leave to replead. A Third Amended Complaint (“TAC”) was filed on March 23, 2015 with similar allegations. The Company filed a motion to dismiss the TAC and that motion was argued on July 22, 2015; after argument it was taken on submission and a decision has not been issued. The foregoing is a summary of the pleadings and is subject to the text of the pleadings which are on file with the Court. The Company believes that the claims in the Class Action are without merit, and it intends to defend vigorously against them. However, because the Class Action is in a preliminary stage, the Company cannot assure you as to its outcome, or that an adverse decision in such action would not have a material adverse effect on our business, financial condition or results of operations.

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

The Company is a party to, and certain of its property is the subject of, various pending claims and legal proceedings that routinely arise in the ordinary course of our business, but the Company does not believe that any of these claims or proceedings will have a material effect on its business, financial condition or results of operations.

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

The following table summarizes the total share-based compensation expense and related tax benefits recognized for the three and nine months ended September 30, 2015 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Restricted stock compensation expense	$508	$170	$1,452	$1,254
Tax benefit related to restricted stock compensation	—	—	—	—

No stock options were outstanding as of December 31, 2015 and there has been no stock option activity pursuant to the Plan for the nine months ended September 30, 2016.

Restricted stock award activity pursuant to the Plan for the nine months ended September 30, 2016 is summarized as follows:

	Restricted Stock Awards
		Weighted
		Average
	Number of	Grant
	Shares	Price
Outstanding, December 31, 2015	411,409	$6.61
Awarded	645,884	7.00
Released	(125,246)	7.05
Forfeited	(24,822)	6.32
Outstanding, September 30, 2016	907,225	6.84

As of September 30, 2016, there was $1.2 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.01 years.

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

Goodwill, Trademarks (net) and Intangible assets amounted to $81.3 million as of September 30, 2016 and $88.7 million as of December 31, 2015.

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

Discrete Items for Income Taxes. During the three months ended September 30, 2016, a discrete tax benefit of $127,000 was recognized for the reversal of a previously recognized tax assessment on the Hong Kong income tax audits for the tax year 2010/2011. During the nine months ended September 30, 2015, we recognized a discrete tax expense of $606,000 related to the conclusion of the California income tax audits for the tax years 2008 to 2010, an adjustment in the overpayment account for Wisconsin, and a return to provision adjustment for state taxes.

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

We accrue a tax reserve for additional income taxes, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of September 30, 2016 and December 31, 2015, our income tax reserves were approximately $2.3 million and $2.2 million, respectively. The $2.3 million balance primarily relates to the potential tax settlement in Hong Kong and adjustments in the area of withholding taxes.

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

In August 2014, the FASB amended the FASB Accounting Standards Codification and amended Subtopic 205-40, “Presentation of Financial Statements — Going Concern.” This amendment prescribes that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will become effective for our annual and interim reporting periods beginning January 1, 2017. Upon adoption, we will use this guidance to evaluate going concern.

In July 2015, the FASB issued Accounting Standards Update 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires inventory accounted for under the FIFO or average cost method to be measured using the lower of cost and net realizable value. The amendments are effective prospectively for fiscal years and for interim periods beginning after December 15, 2016. We are currently evaluating the impact of the pending adoption of ASU 2015-11 on our consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice in how transactions are classified in the statement of cash flows. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on our financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. The amendments in this ASU reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of this ASU on our financial statements.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.0	68.6	69.3	68.3
Gross profit	31.0	31.4	30.7	31.7
Selling, general and administrative expenses	17.7	20.0	24.3	28.1
Income from operations	13.3	11.4	6.4	3.6
Income from joint ventures	—	—	0.3	0.1
Other income	1.6	—	1.0	0.1
Interest income	—	—	—	—
Interest expense	(0.9)	(1.0)	(1.6)	(1.8)
Income before provision for income taxes	14.0	10.4	6.1	2.0
Provision for income taxes	0.4	0.3	0.5	0.4
Net income	13.6	10.1	5.6	1.6
Net income (loss) attributable to non-controlling interests	—	—	—	—
Net income attributable to JAKKS Pacific, Inc.	13.6%	10.1%	5.6%	1.6%

The following unaudited table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

Net Sales
U.S. and Canada	$202,568	$188,381	$350,855	$350,320
International	77,701	57,333	137,523	97,454
Halloween	56,758	57,077	93,956	91,803
	337,027	302,791	582,334	539,577
Cost of Sales
U.S. and Canada	138,949	125,480	244,279	232,740
International	51,559	38,688	89,876	66,242
Halloween	42,190	43,690	69,185	69,679
	232,698	207,858	403,340	368,661
Gross Profit
U.S. and Canada	63,619	62,901	106,576	117,580
International	26,142	18,645	47,647	31,212
Halloween	14,568	13,387	24,771	22,124
	$104,329	$94,933	$178,994	$170,916

Comparison of the Three Months Ended September 30, 2015 and 2016

Net Sales

U.S. and Canada. Net sales of our U.S. and Canada segment were $188.4 million for the three months ended September 30, 2016 compared to $202.6 million for the prior year period, representing a decrease of $14.2 million, or 7.0%. The decrease in net sales was primarily due to a decrease in unit sales of various products due to the suspension of shipments to a major U.S. customer and lower than expected unit sales of some movie licensed products.

International. Net sales of our International segment were $57.3 million for the three months ended September 30, 2016 compared to $77.7 million for the prior year period, representing a decrease of $20.4 million, or 26.3%. The decrease in net sales was primarily driven by declines in unit sales of various products in the UK and Western Europe, due in part to the reduced buyer power of our customers due to the devaluation of the British Pound, and lower than expected unit sales of movie licensed product.

Halloween. Net sales of our Halloween segment were $57.1 million for the three months ended September 30, 2016 compared to $56.8 million for the prior year period, representing a modest increase of $0.3 million, or 0.5%.

Cost of Sales

U.S. and Canada. Cost of sales of our U.S. and Canada segment was $125.5 million, or 66.6% of related net sales for the three months ended September 30, 2016 compared to $138.9 million, or 68.6% of related net sales for the prior year period, representing a decrease of $13.4 million, or 9.6%. The decrease in cost of sales is directly a function of lower overall unit sales, while the decrease as a percentage of net sales, year over year, is due to reduced costing of legacy products and product mix, partially offset by a higher average royalty rate. The increase in royalties is driven by a shift in the product mix to products with relatively higher royalty rates. Depreciation of molds and tools for the segment increased slightly in 2016 due to increased product tooling driven by new product introductions in 2016.

International. Cost of sales of our International segment was $38.7 million, or 67.5% of related net sales for the three months ended September 30, 2016 compared to $51.6 million, or 66.4% of related net sales for the prior year period, representing a decrease of $12.9 million, or 25.0%. The decrease in cost of sales is directly a function of lower overall unit sales. The increase as a percentage of net sales, year-over-year, is due to the change in product mix to relatively higher cost product and an increase in the average royalty rate. The increase in royalties is driven by a shift in the product mix to products with relatively higher royalty rates and an increase in royalty rates on shipments made FOB China. Our depreciation of molds and tools for the segment showed a modest increase from 2015 due to increased product tooling driven by new product introductions in 2016.

Halloween. Cost of sales of our Halloween segment was $43.7 million, or 76.5% of related net sales for the three months ended September 30, 2016 compared to $42.2 million, or 74.3% of related net sales for the prior year period, representing a modest increase of $1.5 million, or 3.6%. The increase in cost of sales is directly a function of higher overall unit sales. The increase as a percentage of net sales, year-over-year, is due to the shift in product mix to products with a relatively higher product cost.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $60.5 million for the three months ended September 30, 2016 compared to $59.7 million for the prior year period constituting 20.0% and 17.7% of net sales, respectively. Selling, general and administrative expenses increased by $0.8 million from the prior year period primarily driven by higher marketing expenses. Product development costs, in support of increased product launches, and general and administrative expenses were relatively flat year-over-year.

Other Income

We recognized income of $0.2 million for funds received in the three months ended September 30, 2016, related to the disgorgement of short swing trading profits from a shareholder, net of legal fees. It is not likely that any additional funds will be received by us.

Interest Expense

Interest expense was $3.0 million in the three months ended September 30, 2016, as compared to $3.1 million in the prior period. In the three months ended September 30, 2016, we booked interest expense of $2.8 million related to our convertible senior notes payable due in 2018 and 2020, and $0.2 million related to our revolving credit facility. In the three months ended September 30, 2015, we booked interest expense of $2.7 million related to our convertible senior notes payable due in 2018 and 2020, $0.4 million related to our revolving credit facility.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $1.1 million, or an effective tax rate of 3.4%, for the three months ended September 30, 2016. During the comparable period in 2015, our income tax expense was $1.4 million, or an effective tax rate of 2.9%.

Comparison of the Nine Months Ended September 30, 2015 and 2016

Net Sales

U.S. and Canada. Net sales of our U.S. and Canada segment were $350.3 million for the nine months ended September 30, 2016 compared to $350.9 million for the prior year period, representing a slight decrease of $0.6 million, or 0.2%. The slight decrease in net sales was primarily due to reduction in unit sales of various products due to the suspension of shipments to a major U.S. customer and lower than expected unit sales of some movie licensed products, partially offset by higher unit sales of our Disney Tsum Tsum line of collectibles, Disney Princess and Alice Through the Looking Glass dolls, kids furniture and accessories, and our Big Figs line.

International. Net sales of our International segment were $97.5 million for the nine months ended September 30, 2016 compared to $137.5 million for the prior year period, representing a decrease of $40.0 million, or 29.1%. The decrease in net sales was primarily driven by declines in unit sales of various products in the UK and Western Europe due to the reduced buyer power of our customers resulting from the devaluation of the British Pound, and lower than expected unit sales of movie licensed product.

Halloween. Net sales of our Halloween segment were $91.8 million for the nine months ended September 30, 2016 compared to $94.0 million for the prior year period, representing a decrease of $2.2 million, or 2.3%. The decrease in net sales was driven by a decrease in unit sales of a variety of products in the first three quarters of 2016.

Cost of Sales

U.S. and Canada. Cost of sales of our U.S. and Canada segment was $232.7 million, or 66.4% of related net sales for the nine months ended September 30, 2016 compared to $244.3 million, or 69.6% of related net sales for the prior year period, representing a decrease of $11.6 million, or 4.7%. The decrease in cost of sales as a percentage of net sales, year over year, is due to reduced costing of legacy products and product mix, partially offset by a higher average royalty rate. The increase in royalties is driven by a shift in the product mix to products with relatively higher royalty rates. Depreciation of molds and tools for the segment increased slightly in 2016 due to increased product tooling driven by new product introductions in 2016.

International. Cost of sales of our International segment was $66.2 million, or 68.0% of related net sales for the nine months ended September 30, 2016 compared to $89.9 million, or 65.4% of related net sales for the prior year period, representing a decrease of $23.7 million, or 26.4%. The decrease in cost of sales is directly a function of lower overall unit sales. The increase as a percentage of net sales, year-over-year, is due to the change in product mix to relatively higher cost product and an increase in the average royalty rate. The increase in royalties is driven by a shift in the product mix to products with relatively higher royalty rates and an increase in royalty rates on shipments made FOB China. Our depreciation of molds and tools for the segment showed a modest increase from 2015 due to increased product tooling driven by new product introductions in 2016.

Halloween. Cost of sales of our Halloween segment was $69.7 million, or 75.9% of related net sales for the nine months ended September 30, 2016 compared to $69.2 million, or 73.6% of related net sales for the prior year period, representing an increase of $0.5 million, or 0.7%. The increase as a percentage of net sales, year-over-year, is due to a higher average royalty rate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $151.4 million for the nine months ended September 30, 2016 and $141.6 million for the prior year period constituting 28.1% and 24.3% of net sales, respectively. Selling, general and administrative expenses increased by $9.8 million from the prior year period driven by higher marketing expenses ($5.1 million), higher product development costs in support of increased product launches ($1.7 million), and increased general and administrative expenses ($3.0 million).

Income from joint ventures

We recognized $0.7 million for funds received in the nine months ended September 30, 2016, related to Pacific Animation Partners, compared to $0.1 million received in the nine months ended September 30, 2015. We recognized $0.2 million of income for funds received in 2016 related to our former video game joint venture in partial settlement of amounts owed to the Company when our joint venture partner was liquidated pursuant to their 2012 bankruptcy filing. In 2015, we received $1.7 million of such funds. It is not known if any additional funds will be received by us.

Other Income

We recognized income of $0.2 million for funds received in the nine months ended September 30, 2016, related to the disgorgement of short swing trading profits from a shareholder, net of legal fees. It is not likely that any additional funds will be received by us.

Interest Income

Interest income for the nine months ended September 30, 2016 was immaterial, compared to $0.1 million for the nine months ended September 30, 2015.

Interest Expense

Interest expense was $9.5 million in the nine months ended September 30, 2016, as compared to $9.2 million in the prior period. In the nine months ended September 30, 2016, we booked interest expense of $8.9 million related to our convertible senior notes payable due in 2018 and 2020, and $0.6 million related to our revolving credit facility. In the nine months ended September 30, 2015, we booked interest expense of $8.5 million related to our convertible senior notes payable due in 2018 and 2020, and $0.7 million related to our revolving credit facility.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $2.2 million, or an effective tax rate of 19.8%, for the nine months ended September 30, 2016. During the comparable period in 2015, our income tax expense was $3.1 million, or an effective tax rate of 8.7%.

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

Liquidity and Capital Resources

As of September 30, 2016, we had working capital of $247.6 million, compared to $255.0 million as of December 31, 2015. The decrease was primarily attributable to the repurchase of our common stock and convertible senior notes and higher accounts payable, partially offset by a higher accounts receivable balance.

Operating activities used net cash of $20.7 million in the nine months ended September 30, 2016, as compared to providing net cash of $8.9 million in the prior year period. Net cash was primarily impacted by an increase in accounts receivable, partially offset by an increase in accounts payable. Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 83 days as of September 30, 2016, compared to 80 days as of September 30, 2015. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of September 30, 2016, we had cash and cash equivalents of $45.5 million and restricted cash of $2.7 million.

Our investing activities used net cash of $17.5 million in the nine months ended September 30, 2016, as compared to using net cash of $17.2 million in the prior year period, consisting primarily of cash paid for the purchase of molds and tooling used in the manufacture of our products of $10.5 million. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 20% payable on net sales of such products. As of September 30, 2016, these agreements required future aggregate minimum guarantees of $91.0 million, exclusive of $21.0 million in advances already paid. Of this $91.0 million future minimum guarantee, $47.0 million is due over the next twelve months.

Our financing activities used net cash of $19.7 million in the nine months ended September 30, 2016, as compared to providing net cash of $17.8 million in the prior year period, primarily consisting of the repurchase of our common stock of $13.5 million and our 2020 convertible senior notes of $1.9 million and our 2018 convertible senior notes of $0.7 million. As of September 30, 2016, we had $0.7 million remaining under our current securities repurchase authorization approved by the Board of Directors.

In March 2014, we, and our domestic subsidiaries, entered into a secured credit facility with General Electric Capital Corporation (“GECC”). The loan agreement, as amended and assigned to Wells Fargo Bank, N.A. pursuant to its acquisition of GECC (the “WF Loan Agreement”), provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain accounts receivable and inventory. The amounts outstanding under the WF Loan Agreement are payable in full upon maturity of the credit facility on March 27, 2019, and the credit facility is secured by a security interest in favor of the lender covering a substantial amount of the assets of the Company. As of September 30, 2016, the amount of outstanding borrowings was nil and outstanding stand-by letters of credit totaled $28.2 million; the total excess borrowing capacity was $24.7 million including $2.7 million remaining of restricted funds on deposit in the process of being returned to the Company. Such funds became unrestricted when the excess borrowing capacity under the credit line became positive.

In July 2013, we sold an aggregate of $100.0 million principal amount of 4.25% Convertible Senior Notes due 2018 (the “2018 Notes”). The 2018 Notes, which are senior unsecured obligations, pay interest semi-annually in arrears on August 1 and February 1 of each year at a rate of 4.25% per annum and will mature on August 1, 2018. The initial conversion rate for the 2018 Notes will be 114.3674 shares of our common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.74 per share of common stock, subject to adjustment in certain events. Upon conversion, the 2018 Notes will be settled in shares of the Company’s common stock. Holders of the 2018 Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2018 Notes). We used $61.0 million of the approximate $96.0 million in net proceeds from the offering to repurchase at par $61.0 million principal amount of then outstanding. The remainder of the net proceeds has been used for general corporate purposes. In 2016, the Company repurchased and retired $0.7 million principal amount of the 2018 Notes.

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

We believe that our cash flows from operations, cash and cash equivalents on hand and the availability under our credit facility will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future and due to the seasonality of our business, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. As of December 31, 2015 and September 30, 2016, we held cash and short term investments held by our foreign subsidiaries of $91.7 million and $40.4 million, respectively. Although a significant portion of our cash is held by our foreign subsidiaries off-shore, we intend to finance our long-term liquidity requirements out of net cash provided by operations and net cash and cash equivalents and availability under our credit facility. As of September 30, 2016, we do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We issued convertible senior notes in principal amount of $100.0 million with a fixed interest rate of 4.25% per annum in July 2013 and $115.0 million principal amount of senior notes with a fixed interest rate of 4.875% per annum in June 2014, of which $99.3 million and $113.0 million, respectively, remain outstanding as of September 30, 2016. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates on these issuances.

Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility (see Note 5 - Credit Facility in the accompanying notes to the consolidated financial statements for additional information). Borrowings under the credit facility bear interest at a variable rate based on Prime Lending Rate or LIBOR Rate at the option of the Company. For Prime Lending Rate loans, the interest rate is equal to the highest of (i) the Federal Funds Rate plus a margin of 0.50%, (ii) the rate last quoted by The Wall Street Journal as the “Prime Rate,” or (iii) the sum of a LIBOR rate plus 1.00%, plus a margin of 2.25%. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin of 2.25%. Borrowings under the credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the nine months ended September 30, 2016, the maximum amount borrowed under the facility was $10.0 million and the average amount of borrowings outstanding was $1.9 million. As of September 30, 2016, the amount of total borrowings outstanding was nil and outstanding stand-by letters of credit totaled $28.2 million. If the prevailing market interest rates relative to these borrowings increased by 10%, our interest expense during the period ended September 30, 2016 would have increased by less than $0.1 million.

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

In addition, the toy industry has no significant barriers to entry. Competition is based primarily upon the ability to design and develop new toys, procure licenses for popular characters and trademarks, and successfully market products. Many of our competitors offer similar products or alternatives to our products. Our competitors have obtained and are likely to continue to obtain licenses that overlap our licenses with respect to products, geographic areas and markets. We cannot assure you that we will be able to obtain adequate shelf space in retail stores to support our existing products, expand our products and product lines or continue to compete effectively against current and future competitors.

We may not be able to sustain or manage our product line growth, which may prevent us from increasing our net revenues.

Historically, we have experienced growth in our product lines through acquisitions of businesses, products and licenses. This growth in product lines has contributed significantly to our total revenues over the last few years. For example, revenues associated with companies we acquired since 2011 were approximately $64.0 million and $53.5 million for the year ended December 31, 2015 and the nine months ended September 30, 2016, respectively, representing 8.6% and 9.9% of our total revenues for those periods. As a result, comparing our period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

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

Our three largest customers accounted for 44.4% and 47.2% of our net sales for the year ended December 31, 2015 and the nine months ended September 30, 2016, respectively. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers and pursuant to the terms of certain of our vendor agreements, even some purchase orders may be cancelled without penalty up until delivery. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, changes in other terms of sale, or for us to bear the risks and the cost of carrying inventory could also adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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

We sell products and operate facilities in numerous countries outside the United States. For the year ended December 31, 2015 and nine months ended September 30, 2016, sales to our international customers comprised approximately 27.3% and 22.9%, respectively, of our net sales. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers, located principally in China, and are subject to the risks normally associated with international operations, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value of shares that may yet be purchased under the plans or programs
July 1-31, 2016	102,751	$8.52	102,751	$1,301,148
August 1-31, 2016	30,000	9.23	30,000	1,024,182
September 1-30, 2016	40,000	8.72	40,000	675,410
Total	172,751	8.69	172,751

In June 2015, the Board of Directors authorized a stock repurchase program, under which the Company could repurchase up to $30.0 million of the Company’s common stock and/or convertible senior notes payable from time to time. As of September 30, 2016, the Company had repurchased and retired 3,313,645 shares of its common stock at a total cost of $26.7 million; $2.0 million face amount of its 2020 Notes at a cost of $1,940,000; and $695,000 face amount of its 2018 Notes at a cost of $685,887.

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

JAKKS PACIFIC, INC.

Date: November 9, 2016	By:	/s/ JOEL M. BENNETT
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