Form 10-K
period 2016-12-31
JAKKS PACIFIC INC
filed 2017-03-16
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016

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
Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

☐ Large Accelerated Filer	☒ Accelerated Filer	☐ Non-Accelerated Filer	☐ Smaller Reporting Company
(Do not check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐    No     ☒

The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value per share) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on June 30, 2016 of $7.91) is $176,823,818.

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 23,208,535 as of March 15, 2017.

Documents Incorporated by Reference

None.

JAKKS PACIFIC, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year ended December 31, 2016

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

Company Overview

We are a leading multi-line, multi-brand toy company that designs, produces, markets and distributes toys and related products, pet toys, consumables and related products, electronics and related products, kids indoor and outdoor furniture, and other consumer products. We focus our business on acquiring or licensing well-recognized trademarks and brand names, most with long product histories (“evergreen brands”). We seek to acquire these evergreen brands because we believe they are less subject to market fads or trends. We also develop proprietary products marketed under our own trademarks and brand names, and have historically acquired complementary businesses to further grow our portfolio. For accounting purposes, our products have been divided into three segments: (i) U.S. and Canada, (ii) International and (iii) Halloween. Segment information with respect to revenues, assets and profits or losses attributable to each segment is contained in Note 3 to the audited consolidated financial statements contained below in Item 8. Our products include:

Traditional Toys and Electronics

●	Action figures and accessories, including licensed characters, principally based on Batman®, Star Wars® and Nintendo ® franchises;

●	Toy vehicles, including Max Tow™, Road Champs®, Fly Wheels® and MXS® toy vehicles and accessories;

●	Electronics products, including Spy Net® spy products, Plug It In & Play TV Games™ video games based on popular brands;

●
Dolls and accessories, including small dolls, large dolls, fashion dolls and baby dolls based on licenses, including Disney’s Frozen, Disney Princess, Disney Fairies, infant and pre-school toys based on PBS’s Daniel Tiger’s Neighborhood®;

●	Private label products as “exclusives” for a myriad of retail customers in many product categories;

●	Foot-to-floor ride-on toys based on Fisher Price®, Kawasaki®, and DC Comics®, inflatable environments, tents and wagons; and

●	Pet products, including toys, consumables, and accessories, branded JAKKS Pets® and American Classics™ , among others.

Role Play, Novelty and Seasonal Toys

●
Role play, dress-up, pretend play and novelty products for boys and girls based on well-known brands and entertainment properties such as Disney’s Frozen, Black & Decker®, McDonald’s®, Dirt Devil®, Disney Princess, Disney Fairies and Dora the Explorer®, as well as those based on our own proprietary brands;

●
Indoor and outdoor kids’ furniture, activity trays and tables and room décor; kiddie pools, seasonal and outdoor products, including those based on Crayola®, Disney characters and more, and Funnoodle® pool floats;

●
Halloween and everyday costumes for all ages based on licensed and proprietary non-licensed brands, including Spiderman®, Toy Story, Sesame Street®, Power Rangers®¸Hasbro® brands and Disney’s Frozen, Disney Princess and related Halloween accessories; and

●	Junior sports and outdoor activity toys including Skyball® hyper-charged balls and sport sets and Wave Hoops® toy hoops marketed under our Maui Toys® brand.

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

We sell our products through our in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, toy specialty stores and wholesalers. Our three largest customers are Wal-Mart, Target and Toys ‘R’ Us, which accounted for approximately 23.4%, 15.6% and 9.4%, respectively, of our net sales in 2016. No other customer accounted for more than 10.0% of our net sales in 2016.

Our Growth Strategy

 In 2015 and 2016, we generated net sales of $745.7 million and $706.6 million, respectively, and net income of $23.2 million in 2015 and $1.2 million in 2016. Approximately 8.6% and 9.5% of our net sales in 2015 and 2016, respectively, were attributable to our acquisitions since 2011. Key elements of our growth strategy include:

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

●       Enter New Product Categories. We use our extensive experience in the toy and other consumer product industries to evaluate products and licenses in new product categories and to develop additional product lines. We began marketing licensed classic video games for simple plug-in use with television sets and expanded into several related categories by infusing additional technologies such as motion gaming and through the licensing of this category from our current licensors, such as Disney and Viacom which owns Nickelodeon®.

●       Pursue Strategic Acquisitions. We supplement our internal growth with selected strategic acquisitions. In October 2016, we acquired the operating assets of the C’est Moi™ performance makeup and youth skincare product lines whose distribution is limited primarily to Asia. We expect to launch a full line of makeup and skincare products branded under the C’est Moi™ name in the U.S. and Canada in the fourth quarter of 2017 prior to which sales are anticipated to be nominal. We will continue focusing our acquisition strategy on businesses or brands that we believe have compatible product lines and/or offer valuable trademarks or brands.

●       Acquire Additional Character and Product Licenses. We have acquired the rights to use many familiar brand and character names and logos from third parties that we use with our primary trademarks and brands. Currently we have license agreements with Nickelodeon®, Disney and Warner Bros.®, as well as with the licensors of the many popular licensed children’s characters previously mentioned, among others. We intend to continue to pursue new licenses from these entertainment and media companies and other licensors. We also intend to continue to purchase additional inventions and product concepts through our existing network of inventors and product developers.

●       Expand International Sales. We believe that foreign markets, especially Europe, Australia, Canada, Latin America and Asia, offer us significant growth opportunities. In 2016, our sales generated outside the United States were approximately $162.5 million, or 23.0% of total net sales. We intend to continue to expand our international sales and in 2016 opened sales offices and further expanded distribution agreements in Europe to capitalize on our experience and our relationships with foreign distributors and retailers. We expect these initiatives to contribute to our international growth in 2017.

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

Industry Overview

According to Toy Industry Association, Inc., the leading toy industry trade group, the United States is the world’s largest toy market, followed by Japan and Western Europe. Total retail sales of toys, excluding video games, in the United States, were approximately $20.4 billion in 2016. We believe the two largest United States toy companies, Mattel and Hasbro, collectively hold a dominant share of the domestic non-video toy market. In addition, hundreds of smaller companies compete in the design and development of new toys, the procurement of character and product licenses, and the improvement and expansion of previously introduced products and product lines.

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

Traditional Toys and Electronics

Electronics Products

Our electronic products category includes our Plug It In & Play TV Games®, SpyNet® spy products and Laser Challenge® product lines. Our current Plug It In & Play TV Games® titles, geared to the leisure gamer segments, feature licensed brands such as Teenage Mutant Ninja Turtles®.

Wheels Products

Motorized and plastic toy vehicles and accessories.

Our extreme sports offerings include our MXS® line of motorcycles with generic and well-known riders and other vehicles include off-road vehicles and skateboards, which are sold individually and with playsets and accessories. In 2014, we launched our proprietary line of motorized vehicles under the brand Max Tow™, and in 2015, we expanded the product line to include higher performance versions as well as mini size vehicles and play sets under the Max Tow™Mini line.

Action Figures and Accessories

We currently develop, manufacture and distribute other action figures and action figure accessories including those based on Star Wars® and Batman®, capitalizing on the expertise we built in the action figure category.

Our line of Big-Figs™ large scale action figures features an assortment of 20” figures, 31” figures, and 48” figures of characters including Superman®, Power Rangers®, Star Wars® and Teenage Mutant Ninja Turtles®.

Dolls

Dolls and accessories include small dolls, large dolls, fashion dolls and baby dolls based on licenses, including Disney’s Frozen, Disney Princess, Disney Fairies, including an extensive line of baby doll accessories that emulate real baby products that mothers today use; plush, infant and pre-school toys, and private label fashion dolls for other retailers and sold to Disney Stores and Disney Parks and Resorts. In 2016, we launched lines of dolls based on Disney’s animated feature Moana and animated television series Elena of Avalor.

Pet Products

Our Pet Products category includes pet toys, treats, beds, clothes and related pet products. These products are marketed under JAKKS Pets® and our own proprietary brands of assorted pet products as well as licenses including numerous entertainment and consumer product properties.

Role Play, Novelty and Seasonal

Role Play and Dress-up Products

Our line of role play and dress-up products for boys and girls features entertainment and consumer products properties such as Disney’s Frozen, Disney Princess, Disney Fairies, Moana, Elena of Avalor and Black & Decker®. These products generated a significant amount of sales in 2014, 2015 and 2016.

Seasonal/ Outdoor Products

We have a wide range of seasonal toys and outdoor and leisure products including our Maui line of proprietary products including Sky Ball®, Sky Bouncer® and Wave Hoop® among other outdoor toys. Our Funnoodle® pool toys include basic Funnoodle® pool floats and a variety of other pool toys.

Indoor and Outdoor Kids’ Furniture

We produce an extensive array of licensed indoor and outdoor kids' furniture and activity tables, and room decor. Our licensed portfolio includes character licenses, including Crayola®, Disney Princess, Toy Story, Mickey Mouse, Paw Patrol®, and others. Products include children’s puzzle furniture, tables and chairs to activity sets, trays, stools and a line of licensed molded kiddie pools, among others.

Halloween and Everyday Costume Play

We produce an expansive and innovative line of Halloween costumes and accessories which includes a wide range of non-licensed Halloween costumes such as horror, pirates, historical figures and aliens to animals, vampires, angels and more, as well as popular licensed characters from top intellectual property owners including Disney, Hasbro®, Sesame Workshop®, Mattel®, and many others. In 2016, we launched new licenses including Lego® brands.

DreamPlay Technology

 In 2012, we formed a joint venture with NantWorks LLC called DreamPlay Toys LLC to exploit their patented recognition technologies in conjunction with toy and consumer products. In 2013, we launched two lines of toy products which utilize the technologies to enhance the play pattern of the toys as well as enhance the in-store experience of the consumer. The first product line was based on Disney’s Little Mermaid followed by our propriety concept, miWorld®. Both product lines were accompanied by a software application which brings the toy products to life adding a rich virtual experience to a physical experience. In 2016, we released updates to these apps as well as launched several other toys with application based product lines, and in 2017, we expect to launch new product lines incorporating digital technology with the physical products as well as companion apps for other products.

Sales, Marketing and Distribution

We sell all of our products through our own in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, toy specialty stores and wholesalers. Our three largest customers are Wal-Mart, Target and Toys ‘R’ Us, which accounted for approximately 44.4% of our net sales in 2015 and 48.4% of our net sales in 2016. With the JAKKS Pets® product line, we distribute pet products to key pet supply retailers Petco and PetSmart in addition to many other pet retailers and our existing customers. We generally sell products to our customers pursuant to letters of credit or, in some cases, on open account with payment terms typically varying from 30 to 90 days. From time to time, we allow our customers credits against future purchases from us in order to facilitate their retail markdown and sales of slow-moving inventory. We also sell our products through e-commerce sites, including Toysrus.com and Amazon.com.

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

Outside of the United States, we currently sell our products primarily in Europe, Australia, Canada, Latin America and Asia. Sales of our products abroad accounted for approximately $203.6 million, or 27.3% of our net sales in 2015 and approximately $162.5 million, or 23.0% of our net sales in 2016. We believe that foreign markets present an attractive opportunity, and we plan to intensify our marketing efforts and further expand our distribution channels abroad.

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

The principal raw materials used in the production and sale of our toy products are plastics, zinc alloy, plush, printed fabrics, paper products and electronic components, all of which are currently available at reasonable prices from a variety of sources. Although we do not manufacture our products, we own the majority of the tools, dyes and molds used in the manufacturing process, and these are transferable among manufacturers if we choose to employ alternative manufacturers. Tools, dyes and molds represent a substantial portion of our property and equipment with a net book value of $10.2 million in 2015 and $15.7 million in 2016; substantially all of these assets are located in China.

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

Competition

Competition in the toy industry is intense. Globally, certain of our competitors have greater financial resources, larger sales and marketing and product development departments, stronger name recognition, longer operating histories and benefit from greater economies of scale. These factors, among others, may enable our competitors to market their products at lower prices or on terms more advantageous to customers than those we could offer for our competitive products. Competition often extends to the procurement of entertainment and product licenses, as well as the marketing and distribution of products and the obtaining of adequate shelf space. Competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations. In each of our product lines, we compete against one or both of the toy industry’s two dominant companies, Mattel and Hasbro. In addition, we compete in our Halloween costume lines with Rubies. We also compete with numerous smaller domestic and foreign toy manufacturers, importers and marketers in each of our product categories.

Seasonality and Backlog

In 2016, approximately 66.5% of our net sales were made in the third and fourth quarters. Generally, the first quarter is the period of lowest shipments and sales in our business and in the toy industry, and, therefore, it is also the least profitable quarter due to various fixed costs. Seasonality factors may cause our operating results to fluctuate significantly from quarter to quarter. However, our seasonal products are primarily sold in the spring and summer seasons. Our results of operations may also fluctuate as a result of factors such as the timing of new products (and related expenses) introduced by us or our competitors, the advertising activities of our competitors, delivery schedules set by our customers and the emergence of new market entrants. We believe, however, that the low retail price of most of our products may be less subject to seasonal fluctuations than higher priced toy products.

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

Employees

As of February 28, 2017, we employed 832 persons, all of whom are full-time employees, including three executive officers. We employed 427 people in the United States, 13 people in Canada, 4 people in Mexico, 253 people in Hong Kong, 113 people in China, 17 people in the United Kingdom, 1 person in France and 4 people in Germany. We believe that we have good relationships with our employees. None of our employees are represented by a union.

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

Historically, we have experienced growth in our product lines through acquisitions of businesses, products and licenses. This growth in product lines has contributed significantly to our total revenues over the last few years. For example, revenues associated with companies we acquired since 2011 were approximately $64.0 million and $67.2 million, in 2015 and 2016, respectively, representing approximately 8.6% and 9.5%, respectively, of our total revenues for those periods. As a result, even though we had no significant acquisitions since 2012, comparing our future period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

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

Our three largest customers accounted for 48.4% of our net sales in 2016. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers and pursuant to the terms of certain of our vendor agreements, even some purchase orders may be cancelled without penalty up until delivery. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, and changes in other terms of sale or for us to bear the risks and the cost of carrying inventory could also adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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

We sell products and operate facilities in numerous countries outside the United States. Sales to our international customers comprised approximately 23.0% of our net sales for the year ended December 31, 2016 and approximately 27.3% of our net sales for the year ended December 31, 2015. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers, located principally in China, and are subject to the risks normally associated with international operations, including:

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

In June 2014, the Company sold an aggregate of $115.0 million principal amount of 4.875% convertible senior notes due on June 1, 2020, of which $113.0 million are currently outstanding (the “2020 Notes”). Holders of the 2020 Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2020 Notes). Holders of the 2020 Notes may convert their notes upon the occurrence of specified events. Upon conversion, the 2020 Notes will be settled in shares of the Company’s common stock. In July 2013, the Company sold an aggregate of $100.0 million principal amount of 4.25% convertible senior notes due on August 1, 2018, of which $93.9 million are currently outstanding (the “2018 Notes”). Holders of the 2018 Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2018 Notes). Holders of the 2018 Notes may convert their notes upon the occurrence of specified events. Upon conversion, the 2018 Notes will be settled in shares of the Company’s common stock. Restrictions on borrowings under or loss of our credit facility could have a material adverse effect on our financial condition including an adverse impact on our ability to pay the 2018 and 2020 Notes when due.

Restrictions under or the loss of availability under our credit facility could adversely impact our financial condition and our ability to pay our convertible senior notes when due.

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

We have a full valuation allowance on the entire balance of net deferred taxes on our books since their future realization is uncertain.

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

Item 2.  Properties

The following is a listing of the principal leased offices maintained by us as of February 28, 2017:

Property	Location	Approximate Square Feet	Lease Expiration Date
Domestic
Distribution Center	City of Industry, California	800,000	April 30, 2018
Distribution Center	Hickory, North Carolina	139,300	August 31, 2017
Sales Office/Showroom	Bentonville, Arkansas	9,000	September 30, 2019
Disguise Office	Poway, California	24,200	March 31, 2021
Sales Office	Hoffman Estates, Illinois	2,102	December 8, 2018
Corporate Office/Showroom	Santa Monica, California	65,858	January 31, 2024
Showroom	Glendale, California	5,830	January 31, 2020
International
Distribution Center	Brampton, Ontario, Canada	105,700	December 31, 2019
Europe Office	Berkshire, United Kingdom	4,746	February 25, 2018
Hong Kong Headquarters	Kowloon, Hong Kong	41,130	June 30, 2019
Production Inspection and Testing Office	Shenzhen, China	5,417	May 14, 2017
Production Inspection and Testing Lab	Kowloon, Hong Kong	34,400	October 31, 2018

Item 3. Legal Proceedings

On July 25, 2013, a purported class action lawsuit was filed in the United States District Court for the Central District of California captioned Melot v. JAKKS Pacific, Inc. et al., Case No. CV13-05388 (JAK) against Stephen G. Berman, Joel M. Bennett (collectively the “Individual Defendants”), and the Company (collectively, “Defendants”). On July 30, 2013, a second purported class action lawsuit was filed containing similar allegations against Defendants captioned Dylewicz v. JAKKS Pacific, Inc. et al., Case No. CV13-5487 (OON). The two cases (collectively, the “Class Action”) were consolidated on December 2, 2013 and a lead plaintiff appointed. A Third Amended Complaint (“TAC”) was filed on March 23, 2015 with similar allegations. The Company filed a motion to dismiss the TAC and that motion was argued on July 22, 2015; after argument it was taken on submission and dismissal with prejudice was ordered on November 18, 2016, and final judgment thereon of dismissal with prejudice was entered on December 12, 2016. The foregoing is a summary of the pleadings and is subject to the text of the pleadings which are on file with the Court.

On February 25, 2014, a shareholder derivative action was filed in the Central District of California by Advanced Advisors, G.P. against the Company, nominally, and against Messrs. Berman, Bennett, Miller, Skala, Glick, Ellin, Almagor, Poulsen and Reilly and Ms. Brodsky (Advanced Partners, G.P., v. Berman, et al., CV14-1420 (DSF)). On March 6, 2014, a second shareholder derivative action alleging largely the same claims against the same defendants was filed in the Central District of California by Louisiana Municipal Police Employees Retirement System (Louisiana Municipal Police Employees Retirement System v. Berman et al., CV14-1670 (GHF)). On April 17, 2014, the cases were consolidated under Case No. 2:14-01420-JAK (SSx) (the “Derivative Action”). On April 30, 2014, a consolidated amended complaint (“CAC”) was filed, which alleged (i) a claim for contribution under Sections 10(b) and 21(D) of the Securities Exchange Act related to allegations made in the Class Action; (ii) derivative and direct claims for alleged violations of Section 14 of the Exchange Act and Rule 14a-9 promulgated thereunder related to allegedly misleading statements about Mr. Berman’s compensation plan in the Company’s October 25, 2013 proxy statement; (iii) derivative claims for breaches of fiduciary duty related to the Company’s response to an unsolicited indication of interest from Oaktree Capital, stock repurchase, standstill agreement with the Clinton Group, and decisions related to the NantWorks joint venture; and (iv) claims against Messrs. Berman and Bennett for breach of fiduciary duty related to the Class Action. The CAC seeks compensatory damages, pre-judgment and post-judgment interest, and declaratory and equitable relief. The foregoing is a summary of the CAC and is subject to the text of the CAC, which is on file with the Court. A motion to dismiss the CAC or, in the alternative, to stay the CAC, was filed in May 2014. The Court granted the motion in part and denied the motion in part with leave for plaintiff to file an amended pleading. Plaintiff declined to do so. Accordingly, claims (i), (ii) and (iv) were dismissed and only the elements of claim (iii) not relating to the NantWorks joint venture remained. Thus, there were no surviving claims against Messrs. Poulsen, Reilly and Bennett and Ms. Brodsky and the Court approved the parties’ stipulation to strike their names as defendants in the CAC. Pleadings in response to the CAC were filed on October 30, 2014, which are on file with the Court. The matter was referred to mediation by the Court and the parties, at the mediation, reached an agreement in principle to resolve the action. Thereafter the parties entered into a memorandum of such agreement, subject to Court approval. A motion was filed seeking preliminary approval of the settlement and establishment of the procedure for final approval of the settlement; preliminary approval of the settlement was granted and a hearing regarding final approval of the proposed settlement and attorneys’ fees in connection therewith took place on November 2, 2015. At the hearing, the Judge indicated that he would approve the settlement with a formal order, and that was done in November 2016. The impact of the settlement has been reflected in the consolidated financial statements.

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

	Price Range of Common Stock
	High	Low
2015:
First quarter	$7.30	$5.70
Second quarter	10.09	6.60
Third quarter	10.28	8.26
Fourth quarter	9.02	7.36
2016:
First quarter	7.97	6.17
Second quarter	8.02	6.94
Third quarter	9.75	7.57
Fourth quarter	9.15	4.63

Performance Graph

The graph and tables below display the relative performance of our common stock, the Russell 2000 Price Index (the “Russell 2000”) and a peer group index, by comparing the cumulative total stockholder return (which assumes reinvestment of dividends, if any) on an assumed $100 investment on December 31, 2011 in our common stock, the Russell 2000 and the peer group index over the period from January 1, 2012 to December 31, 2016.

In accordance with recently enacted regulations implemented by the Securities and Exchange Commission, we retained the services of an expert compensation consultant. In the performance of its services, such consultant used a peer group index for its analysis of our compensation policies. We believe that these companies represent a cross-section of publicly-traded companies with product lines and businesses similar to our own throughout the comparison period and, accordingly, we are using the same peer group for purposes of the performance graph. EMak Worldwide Inc. and THQ Inc. were excluded from the performance peer group in 2014, Kid Brands, Inc. was excluded in 2015 and Leapfrog Enterprises, Inc. was excluded in 2016. Deckers Outdoor Corporation was added in 2016 and our peer group index now is comprised of the following companies: Activision Blizzard, Inc., Deckers Outdoor Corporation, Electronic Arts, Inc., Hasbro, Inc., Mattel, Inc. and Take-Two Interactive, Inc.

The historical performance data presented below may not be indicative of the future performance of our common stock, any reference index or any component company in a reference index.

Annual Return Percentage

	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016
JAKKS Pacific	(9.0)%	(45.6)%	1.2%	17.1%	(35.3)%
New Peer Group	(3.0)	55.6	11.7	39.4	7.0
Old Peer Group	1.0	52.5	11.3	44.2	6.8
Russell 2000	16.3	38.8	4.9	(4.4)	21.3

Indexed Returns

	January 1, 2012	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016
JAKKS Pacific	$100.0	$91.0	$49.5	$50.1	$58.7	$38.0
New Peer Group	100.0	97.0	150.9	168.5	234.9	251.4
Old Peer Group	100.0	101.0	153.9	171.4	247.2	264.0
Russell 2000	100.0	116.3	161.5	169.4	162.0	196.5

 Security Holders

To the best of our knowledge, as of March 10, 2017, there were 95 holders of record of our common stock. We believe there are numerous beneficial owners of our common stock whose shares are held in “street name.”

Dividends

In July 2011, we implemented a cash dividend program in the amount of $0.40 per share annually, payable on a quarterly basis to holders of record of our common stock. Effective February 20, 2013, the dividend amount was reduced to $0.28 per share annually and effective July 17, 2013, the dividend program was suspended. During 2012, we paid total dividends per share of $0.40 to holders of our common stock, and during 2013, we paid total dividends per share of $0.14. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations. We currently intend to retain our future earnings, if any, to finance the growth and development of our business and/or buy back in the market some of our common stock and/or retire some of our outstanding convertible senior notes.

Equity Compensation Plan Information

The table below sets forth the following information as of the year ended December 31, 2016 for (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders, if any:

(a)  the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)  the weighted-average exercise price of such outstanding options, warrants and rights; and

(c)  other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	―	$	―	2,378,630
Equity compensation plans not approved by security holders	―		―	—
Total	―	$	―	2,378,630

Equity compensation plans approved by our stockholders consists of the 2002 Stock Award and Incentive Plan. An additional 1.4 million shares were added to the number of total issuable shares under the Plan and approved by the Board in 2013. Additionally, 196,453 shares of restricted stock awards remained unvested as of December 31, 2016. Disclosures with respect to equity issuable to certain of our executive officers pursuant to the terms of their employment agreements is disclosed below under Item 11.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities in the fourth quarter of 2016.

In June 2015, and as subsequently increased, the Board of Directors authorized a security repurchase program, under which the Company could repurchase up to $35.0 million of the Company’s outstanding common stock and/or convertible senior notes from time to time. As of December 31, 2016, the Company completed the authorized repurchases of securities, and repurchased and retired 3,313,645 shares of its common stock at a total cost of $26.7 million; $2.0 million principal amount of its 2020 Notes at a cost of $1.9 million; and $6.1 million principal amount of its 2018 Notes at a cost of $6.1 million.

Item 6.  Selected Financial Data

You should read the financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (included in Item 7) and our consolidated financial statements and the related notes (included in Item 8).

	Years Ended December 31,
	2012	2013	2014	2015	2016
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$666,762	$632,925	$810,060	$745,741	$706,603
Cost of sales	468,825	477,146	574,253	517,172	483,582
Gross profit	197,937	155,779	235,807	228,569	223,021
Selling, general and administrative expenses	211,159	195,296	203,326	198,039	205,915
Reorganization charges	―	5,015	1,154	―	―
Income (loss) from operations	(13,222)	(44,532)	31,327	30,530	17,106
Change in fair value of business combination liability	―	6,000	5,932	5,642	―
Profit from video game joint venture	3,000	―	—	2,701	174
Income (loss) from joint ventures	130	(3,148)	314	60	715
Other income	―	―	―	―	305
Interest income	671	327	112	62	51
Interest expense	(9,228)	(9,942)	(12,461)	(12,402)	(12,975)
Income (loss) before provision for income taxes	(18,649)	(51,295)	25,224	26,593	5,376
Provision for income taxes	86,151	2,611	3,715	3,423	4,127
Net income (loss)	(104,800)	(53,906)	21,509	23,170	1,249
Net income (loss) attributable to non-controlling interests	―	―	―	(84)	6
Net income (loss) attributable to JAKKS Pacific, Inc.	$(104,800)	$(53,906)	$21,509	$23,254	$1,243
Basic earnings (loss) per share	$(4.37)	$(2.43)	$1.03	$1.20	$0.08
Diluted earnings (loss) per share	$(4.37)	$(2.43)	$0.70	$0.71	$0.07
Dividends declared per common share	$0.40	$0.14	$—	$—	$—

During the second quarter of 2016, we recorded income of $0.7 million related to Pacific Animation Partners and $0.2 million for funds received related to our former video game joint venture.

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

In 2013, we recorded a charge of $14.9 million related to the write-down of certain excess and impaired inventory. We also recorded a charge of $14.4 million related to the write-down of license advances and minimum guarantees that are not expected to be earned through sales of that licensed product. During the fourth quarter of 2013, we incurred restructuring charges of $5.0 million related to the office space consolidations given the decrease in sales in 2013, and recorded income of $6.0 million related to the reversal of a portion of the Maui earn-out. The Maui earn-out reversal was due to Maui not achieving the prescribed earn-out targets in 2013.

During the third quarter of 2012, we acquired Maui, Inc., an Ohio corporation, Kessler Services, Inc., a Nevada corporation, and A.S. Design Limited, a Hong Kong corporation (collectively, “Maui”).

	At December 31,
	2012	2013	2014	2015	2016
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$189,321	$117,071	$71,525	$102,528	$86,064
Working capital	186,581	136,337	246,245	254,967	236,569
Total assets	554,825	449,844	561,782	499,620	464,303
Short-term debt	70,710	38,098	―	―	10,000
Long-term debt	94,918	100,000	215,000	215,000	206,865
Total stockholders’ equity	207,220	148,685	145,084	153,406	135,200

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

The Company assessed its goodwill for impairment as of April 1, 2016 for each of its reporting units by evaluating qualitative factors, including, but not limited to, the performance of each reporting unit, general economic conditions, access to capital, the industry and competitive environment, the interest rate environment. In prior years, the assessment had been performed as of October 1 of each year, however, as of March 31, 2016, the Company revised its reportable segments based on changes to how the businesses are managed and how resources are allocated to the businesses. In conjunction with the required reallocation of goodwill to the new reportable segments as of March 31, 2016, the Company performed its annual assessment as of April 1, 2016. Based on the seasonality of its businesses, the Company has determined that it is most appropriate to perform future annual assessments as of April 1 after completion of the business cycles of each of its reporting units. The Company prepared step-one of its impairment model. Based on the Company’s assessment, it determined that the fair values of its reporting units were not less than the carrying amounts. In addition, as a result of operating performance below expectations for the full year of 2016 that became apparent in December 2016, the Company performed a subsequent impairment assessment on goodwill as of December 31, 2016. Based on the Company’s assessment, it determined that the fair values of its reporting units were not less than the carrying amounts with excess coverage of fair value over the carrying value of each of the reporting units of 2.0%, 20.6% and 2.0% for U.S. and Canada, International, and Halloween, respectively. As such, the Company determined there was no impairment to be recorded in 2016. The amount of goodwill assigned to each of the three reporting units, U.S. and Canada, International, and Halloween, amounted to $29.5 million, $11.5 million, and $2.2 million, respectively.

Goodwill and intangible assets amounted to $78.9 million as of December 31, 2016.

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

We accrue a tax reserve for additional income taxes and interest, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of December 31, 2016, our income tax reserves were approximately $2.3 million and relates to the potential tax settlement in Hong Kong, adjustments in the area of withholding taxes, and state taxes.

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

Recent Accounting Pronouncements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires inventory accounted for under the FIFO or average cost method to be measured using the lower of cost and net realizable value. The amendments are effective prospectively for fiscal years and for interim periods beginning after December 15, 2016. We are currently evaluating the impact of the pending adoption of ASU 2015-11 on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The new guidance is intended to improve the recognition and measurement of financial instruments. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. We are currently assessing the potential impact of this ASU on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of the pending adoption of this new standard on our consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The new guidance is intended to reduce diversity in practice in how transactions are classified in the statement of cash flows. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory.” The amendments in this ASU reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	Years Ended December 31,
	2014	2015	2016
Net Sales	100.0%	100.0%	100.0%
Cost of Sales	70.9	69.4	68.4
Gross profit	29.1	30.6	31.6
Selling, general and administrative expenses	25.2	26.5	29.1
Income from operations	3.9	4.1	2.5
Change in fair value of business combination liability	0.7	0.8	―
Profit from video game joint venture	―	0.4	―
Income from joint ventures	―	―	0.1
Other income	―	―	―
Interest income	―	―	―
Interest expense	(1.5)	(1.7)	(1.8)
Income before provision for income taxes	3.1	3.6	0.8
Provision for income taxes	0.4	0.5	0.6
Net income	2.7	3.1	0.2
Net income (loss) attributable to non-controlling interests	―	―	―
Net income attributable to JAKKS Pacific, Inc.	2.7%	3.1%	0.2%

The following table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Years Ended December 31,
	2014	2015	2016

Net Sales
U.S. and Canada	$546,864	$478,728	$478,595
International	121,607	169,826	131,229
Halloween	141,589	97,187	96,779
	810,060	745,741	706,603
Cost of Sales
U.S. and Canada	384,548	334,989	322,721
International	84,055	110,174	89,187
Halloween	105,650	72,009	71,674
	574,253	517,172	483,582
Gross Profit
U.S. and Canada	162,316	143,739	155,874
International	37,552	59,652	42,042
Halloween	35,939	25,178	25,105
	$235,807	$228,569	$223,021

As of March 31, 2016 the Company realigned its segments to align more closely with how management evaluates the business performance of the Company. The products included in the realigned segments are detailed in Part I, Item 1 of the Company’s 10-K report. Prior period results have been conformed to the new segment reporting structure.

Comparison of the Years Ended December 31, 2016 and 2015

Net Sales

U.S. and Canada.  Net sales of our U.S. and Canada segment were $478.6 million in 2016, compared to $478.7 million in 2015, representing a decrease of $0.1 million. Net sales were flat year-over year primarily due to a decrease in unit sales of various products due to the suspension of shipments to a major U.S. customer and lower than expected unit sales of some movie licensed products, offset by higher unit sales of our Disney Tsum Tsum line of collectibles, Disney Princess and Alice Through the Looking Glass dolls, kids furniture and accessories, and our Big Figs line.

International.  Net sales of our International segment were $131.2 million in 2016, compared to $169.8 million in 2015, representing a decrease of $38.6 million, or 22.7%. The decrease in net sales was primarily driven by declines in unit sales of various products in the United Kingdom and Western Europe due to the reduced buying power of our customers stemming from the devaluation of the British Pound, and lower than expected unit sales of movie licensed product.

Halloween.  Net sales of our Halloween segment were $96.8 million in 2016, compared to $97.2 million in 2015, representing a decrease of $0.4 million, or 0.4%. The decrease in net sales was primarily due to a decrease in unit sales of a variety of products in 2016.

Cost of Sales

 U.S. and Canada.  Cost of sales of our U.S. and Canada segment was $322.7 million, or 67.4% of related net sales in 2016 compared to $335.0 million, or 70.0% of related net sales in 2015, representing a decrease of $12.3 million, or 3.7%. The decrease in cost of sales as a percentage of net sales, year over year, is due to reduced costing of legacy products and product mix, partially offset by increased product tooling driven by new product introductions in 2016. Depreciation of molds and tools for the segment increased slightly in 2016 due to new product tooling driven by product introductions in 2016.

International.  Cost of sales of our International segment was $89.2 million, or 68.0% of related net sales in 2016 compared to $110.2 million, or 64.9% of related net sales in 2015, representing a decrease of $21.0 million, or 19.1%. The decrease in cost of sales is a direct function of lower overall unit sales. The increase as a percentage of net sales, year-over-year, is due to the change in product mix to relatively higher cost product and an increase in the average royalty rate. The increase in royalties is driven by a shift in the product mix to products with relatively higher royalty rates and an increase in royalty rates on shipments made FOB China. Our depreciation of molds and tools for the segment showed a modest increase from 2015 due to increased product tooling driven by new product introductions in 2016.

Halloween.  Cost of sales of our Halloween segment was $71.7 million, or 74.1% of related net sales for 2016 compared to $72.0 million, or 74.1% of related net sales in 2015, representing a decrease of $0.3 million, or 0.4%. The percentage of net sales in 2016 is comparable to 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $205.9 million in 2016 and $198.0 million in 2015, constituting 29.1% and 26.5% of net sales, respectively. Selling, general and administrative expenses increased by $7.9 million driven by higher marketing expenses ($6.7 million), higher product development costs in support of increased product launches ($2.5 million), and increased depreciation and amortization ($1.6 million), partially offset by a decrease in general and administrative expenses ($2.9 million).

Profit from Video Game Joint Venture

We recognized $0.2 million of income for funds received in 2016 related to our former video game joint venture in partial settlement of amounts owed to the Company when our joint venture partner was liquidated pursuant to their 2012 bankruptcy filing. In 2015, we recognized $2.7 million in income related to our former video game joint venture. It is not known if any additional funds will be received by us.

Income from Joint Ventures

We recognized $0.7 million of income for funds received in 2016 related to Pacific Animation Partners compared to $0.1 million received in 2015.

Other Income

We recognized income of $0.2 million for funds received in 2016 related to the disgorgement of short swing trading profits from a shareholder, net of legal fees and a $0.1 million gain on extinguishment of convertible senior notes.

Interest Income

Interest income in 2016 was $0.1 million, comparable to $0.1 million in 2015.

Interest Expense

Interest expense was $13.0 million in 2016, as compared to $12.4 million in 2015. In 2016, we recorded interest expense of $11.7 million related to our convertible senior notes payable, $0.9 million related to our revolving credit facility and $0.4 million related to the interest component of our Maui acquisition earn-out. In 2015, we recorded interest expense of $11.5 million related to our convertible senior notes payable and $0.9 million related to our revolving credit facility.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $4.1 million, or an effective tax rate of 76.8% for 2016. During 2015, the income tax expense was $3.4 million, or an effective tax rate of 12.9%.

The 2016 tax expense of $4.1 million included a discrete tax benefit of $0.1 million primarily comprised of return to provision adjustments. Absent these discrete tax benefits, our effective tax rate for 2016 was 79.2%, primarily due to US federal alternative minimum tax, various state taxes and taxes on foreign income.

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

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets by jurisdiction. Based on our evaluation of all positive and negative evidence, as of December 31, 2016, a valuation allowance of $49.3 million has been recorded against the deferred tax assets that more likely than not will not be realized. The net deferred tax liabilities of $2.0 million represent the net deferred tax liabilities in the foreign jurisdiction, where we are in a cumulative income position.

As of December 31, 2016, we had net deferred tax liabilities of approximately $2.0 million related to foreign jurisdictions.

 Comparison of the Years Ended December 31, 2015 and 2014

Net Sales

U.S. and Canada.  Net sales of our U.S. and Canada segment were $478.7 million in 2015, compared to $546.9 million in 2014, representing a decrease of $68.2 million, or 12.5%. The decrease in net sales was primarily due to lower unit sales given the difficult annual comparable with the relative strength of the performance of the Frozen and Marvel brands in 2014.

International.  Net sales of our International segment were $169.8 million in 2015, compared to $121.6 million in 2014, representing an increase of $48.2 million, or 39.6%. The increase in net sales was primarily driven by the international expansion both in terms of markets with new offices in Mexico and Germany, as well as the increase of licensed rights for international markets.

Halloween.  Net sales of our Halloween segment were $97.2 million in 2015, compared to $141.6 million in 2014, representing a decrease of $44.4 million, or 31.4%. The decrease in net sales was primarily due to lower unit sales given the difficult annual comparable with the relative strength of the performance of the Frozen and Marvel brands in 2014.

Cost of Sales

U.S. and Canada.  Cost of sales of our U.S. and Canada segment was $335.0 million, or 70.0% of related net sales for 2015 compared to $384.5 million, or 70.3% of related net sales in 2014, representing a decrease of $49.5 million, or 12.9%. The decrease in the cost of sales is a direct function of lower unit sales. The decrease in cost of sales as a percentage of net sales, year over year, is due to reduced costing of legacy products and product mix, partially offset by increased product tooling driven by new product introductions in 2015. Depreciation of molds and tools for the segment increased slightly in 2015 due to new product tooling driven by product introductions in 2015.

International.  Cost of sales of our International segment was $110.2 million, or 64.9% of related net sales for 2015 compared to $84.0 million, or 69.1% of related net sales in 2014, representing an increase of $26.2 million, or 31.2%. The increase in cost of sales is a direct function of higher overall unit sales. The decrease in cost of sales as a percentage of net sales, year over year, is due to reduced costing of legacy products and product mix.

Halloween.  Cost of sales of our Halloween segment was $72.0 million, or 74.1% of related net sales for 2015 compared to $105.7 million, or 74.6% of related net sales in 2014, representing a decrease of $33.7 million, or 31.9%. The decrease in cost of sales is a direct function of lower overall unit sales. The decrease in cost of sales percentage was driven by better product costing on legacy items, stronger margins on new products in 2015 and the absence of lower selling prices of Marvel Halloween costumes in 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $198.0 million in 2015 and $204.5 million in 2014, constituting 26.5% and 25.2% of net sales, respectively. The overall relative decrease of selling, general and administrative expenses as a percentage of Net Sales in 2015 is the result of the comparative decrease in net sales in 2015 compared to 2014. The overall decrease of $6.5 million is primarily due to lower advertising spend in 2015 partially offset by increased salaries and benefits in 2015 versus 2014.

Profit from Video Game Joint Venture

In 2015, we recognized $2.7 million of income related to our former video game joint venture.

Income from Joint Ventures

We recognized $0.1 million of income for funds received in 2015 related to Pacific Animation Partners. In 2014, we recognized $0.3 million for funds received from Pacific Animation Partners.

Interest Income

Interest income in 2015 was $0.1 million, comparable to $0.1 million in 2014 due to lower cash balances in 2015 offset by a higher proportion of investible cash.

Interest Expense

Interest expense was $12.4 million in 2015, as compared to $12.5 million in 2014. In 2015, we recorded interest expense of $11.5 million related to our convertible senior notes payable and $0.9 million related to our revolving credit facility. In 2014, we recorded interest expense of $11.3 million related to our convertible senior notes payable, $0.8 million related to our credit facility, $0.2 million of uncertain tax expense and $0.2 million related to the interest component of our Maui acquisition earn-out payment.

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

	2015				2016
	First	Second	Third	Fourth	First	Second	Third	Fourth
(unaudited)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Net sales	$114,201	$131,106	$337,027	$163,407	$95,809	$140,977	$302,791	$167,026
As a % of full year	15.3%	17.6%	45.2%	21.9%	13.6%	20.0%	42.8%	23.6%
Gross Profit	$35,378	$39,287	$104,329	$49,575	$31,183	$44,800	$94,933	$52,105
As a % of full year	15.5%	17.2%	45.6%	21.7%	14.0%	20.1%	42.5%	23.4%
As a % of net sales	31.0%	30.0%	31.0%	30.3%	32.5%	31.8%	31.4%	31.2%
Income (loss) from operations	$(4,199)	$(3,008)	$44,628	$(6,891)	$(13,816)	$(1,100)	$34,413	$(2,391)
As a % of full year	(13.8)%	(9.8)%	146.2%	(22.6)%	(80.8)%	(6.4)%	201.2%	(14.0)%
As a % of net sales	(3.7)%	(2.3)%	13.2%	(4.2)%	(14.4)%	(0.8)%	11.4%	(1.4)%
Income (loss) before provision (benefit) for income taxes	$(7,154)	$(4,414)	$47,239	$(9,078)	$(16,951)	$(3,441)	$31,612	$(5,844)
As a % of net sales	(6.3)%	(3.4)%	14.0%	(5.6)%	(17.7)%	(2.4)%	10.4%	(3.5)%
Net income (loss)	$(7,581)	$(5,727)	$45,864	$(9,386)	$(17,383)	$(4,145)	$30,529	$(7,752)
As a % of net sales	(6.6)%	(4.4)%	13.6%	(5.7)%	(18.1)%	(2.9)%	10.1%	(4.6)%
Net income (loss) attributable to non-controlling interests	$—	$(47)	$19	$(56)	$32	$224	$(83)	$(167)
As a % of net sales	—%	—%	—%	—%	—%	0.2%	—%	(0.1)%
Net income (loss) attributable to JAKKS Pacific, Inc.	$(7,581)	$(5,680)	$45,845	$(9,330)	$(17,415)	$(4,369)	$30,612	$(7,585)
As a % of net sales	(6.6)%	(4.3)%	13.6%	(5.7)%	(18.2)%	(3.1)%	10.1%	(4.5)%
Diluted earnings (loss) per share	$(0.40)	$(0.30)	$1.12	$(0.50)	$(1.01)	$(0.27)	$0.82	$(0.47)
Weighted average shares and equivalents outstanding	19,090	19,108	42,562	18,781	17,218	16,402	39,504	16,098

Consistent with the seasonality of our business, first and second quarters of 2015 and 2016 and fourth quarter of 2016, experienced seasonally low sales which coupled with fixed overhead resulted in significant net losses.

In the third quarter of 2015, income of $5.6 million was recognized in connection with the change in fair value of the Maui acquisition liability.

Quarterly and year-to-date computations of income (loss) per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

Debt with Conversion and Other Options

In July 2013, we sold an aggregate of $100.0 million principal amount of 4.25% convertible senior notes due 2018 (the “2018 Notes”). The 2018 Notes, which are senior unsecured obligations, pay interest semi-annually in arrears on August 1 and February 1 of each year at a rate of 4.25% per annum and will mature on August 1, 2018. The initial and still conversion rate for the 2018 Notes is 114.3674 shares of our common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.74 per share of common stock, subject to adjustment in certain events. Upon conversion, the 2018 Notes will be settled in shares of the Company’s common stock. Holders of the 2018 Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2018 Notes). In 2016, we repurchased and retired $6.1 million principal amount of the 2018 Notes.

In June 2014, the Company sold an aggregate of $115.0 million principal amount of 4.875% convertible senior notes due 2020 (the “2020 Notes”). The 2020 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on June 1 and December 1 of each year at a rate of 4.875% per annum and will mature on June 1, 2020. The initial and still conversion rate for the 2020 Notes is 103.7613 shares of our common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $9.64 per share of common stock, subject to adjustment in certain events. Upon conversion, the 2020 Notes will be settled in shares of the Company’s common stock. Holders of the 2020 Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2020 Notes). In 2016, we repurchased and retired $2.0 million principal amount of the 2020 Notes.

Liquidity and Capital Resources

As of December 31, 2016, we had working capital of $236.6 million compared to $255.0 million as of December 31, 2015. The decrease was primarily attributable to the repurchase of our common stock and convertible senior notes, offset in part by net income.

Operating activities used net cash of $79.0 million and provided net cash of $65.8 million and $16.7 million for the years ended December 31, 2014, 2015 and 2016, respectively. Net cash was favorably impacted primarily by decreases in advance royalty payments and an increase in accounts payable, partially offset by increases in accounts receivable and inventory and a decrease in accrued expenses. Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 83 days, 90 days, and 96 days as of December 31, 2014, 2015 and 2016, respectively. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of December 31, 2016, we had cash and cash equivalents of $86.1 million.

Investing activities used net cash of $13.0 million, $21.7 million and $15.1 million for the years ended December 31, 2014, 2015 and 2016, respectively. Cash used in 2016 consisted primarily of $14.8 million cash paid for the purchase of office furniture, equipment and molds and tooling used in the manufacturing of our products. Cash used in 2015 consisted primarily of $17.8 million cash paid for leasehold improvements, the purchase of office furniture, equipment and molds and tooling used in the manufacturing of our products. Cash used in 2014 consisted primarily of $10.5 million cash paid for the purchase of office furniture, equipment and molds and tooling used in the manufacturing of our products. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 20% payable on net sales of such products. As of December 31, 2016, these agreements required future aggregate minimum guarantees of $92.3 million, exclusive of $13.8 million in advances already paid. Of this $92.3 million future minimum guarantee, $52.0 million is due over the next twelve months.

Financing activities provided net cash of $46.0 million and used net cash of $13.4 million and $12.0 million for the years ended December 31, 2014, 2015 and 2016, respectively. The cash used in 2016 consists primarily of the repurchase of our common stock and convertible senior notes.

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 31, 2016 and is based upon information appearing in the notes to the consolidated financial statements (in thousands):

	Less than 1 year	1 – 3 years	3 – 5 years	More Than 5 years	Total
Long-term debt	$—	$206,865	$—	$—	$206,865
Interest on debt	9,440	15,640	—	—	25,080
Operating leases	12,030	15,698	8,236	9,184	45,148
Minimum guaranteed license/royalty payments	51,950	40,315	—	—	92,265
Employment contracts	8,226	13,109	—	—	21,335
Total contractual cash obligations	$81,646	$291,627	$8,236	$9,184	$390,693

The above table excludes any potential uncertain income tax liabilities that may become payable upon examination of our income tax returns by taxing authorities. Such amounts and periods of payment cannot be reliably estimated. See Note 13 to the consolidated financial statements for further explanation of our uncertain tax positions.

In July 2012, we acquired all of the stock of Maui, Inc., an Ohio corporation, Kessler Services, Inc., a Nevada corporation, and A.S. Design Limited, a Hong Kong corporation (collectively, “Maui”). The initial cash consideration totaled $36.2 million. In addition, we agreed to pay an earn-out of up to an aggregate amount of $18.0 million in cash over the three calendar years following the acquisition based upon the achievement of certain financial performance criteria, which was accrued and recorded as goodwill as of December 31, 2012. All changes to the earn-out liability were charged to income. In 2013, 2014 and 2015, the earn-outs were not achieved and the related liability of $6.0 million, $5.9 million and $5.6 million, respectively, was reversed to other income. Maui is a leading manufacturer and distributor of spring and summer activity toys and impulse toys and was included in our results of operations from the date of acquisition.

In September 2012, we acquired all of the stock of JKID, LTD., a United Kingdom corporation for an initial cash consideration of $1.1 million and deferred cash payments of $5.5 million payable in five semi-annual payments of $1.1 million each. In addition, we agreed to pay compensation of up to an aggregate amount of $4.4 million in cash over the two year period of 2015 through 2016, based upon the achievement of certain financial performance criteria, which was to be charged to expense when earned. The financial performance criteria were not met in 2015 or 2016. Accordingly, none of the earn-out was paid. JKID is the developer of augmented reality technology that enhances the play patterns of toys and consumer products.

In October 2016, we acquired the operating assets of the C’est Moi brand of performance makeup and youth skincare products whose distribution is currently limited primarily to Asia. We expect to launch a full line of makeup and skincare products branded under the C’est Moi name in the U.S. and Canada in the fourth quarter of 2017 prior to which sales are anticipated to be nominal.

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

We believe that our cash flows from operations and cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. We expect our capital expenditures to be approximately $14.0 million in 2017. Although operating activities are expected to provide cash, to the extent we make any acquisitions or grow significantly in the future, our operating and investing activities may use cash and, consequently, any acquisitions or growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. We intend to finance our long-term liquidity requirements out of net cash provided by operations and net cash and cash equivalents. As of December 31, 2016, we do not have any off-balance sheet arrangements.

We have cumulative undistributed earnings of non-U.S. subsidiaries outside the U.S. Should those earnings be repatriated to the U.S., we would incur additional tax expense. Other than for short-term financing needs of our U.S. parent company, we do not intend to repatriate those earnings to the U.S. The amount of cash and short term investments held by our foreign subsidiaries was $91.7 million and $72.2 million as of December 31, 2015 and 2016, respectively.

During the last three fiscal years ending December 31, 2016, we do not believe that inflation has had a material impact on our net sales and revenues and on income from continuing operations.

Subsequent Events

During January and February 2017, the Company entered into exchange transactions with holders of its 4.25% convertible senior notes (due 2018) to exchange at par an aggregate of approximately $39.1 million principal amount of such notes for 2.9 million shares of its common stock and approximately $24.1 million in cash. After these exchanges, the remaining balance of the principal amount of the 2018 Notes was reduced to approximately $54.7 million.

In March 2017, we entered into an agreement with Hongkong Meisheng Culture Company Ltd. ("Meisheng Culture Company") to sell 3,660,891 shares of our common stock to Meisheng Culture Company for a total purchase price of $19.3 million. The transaction is subject to approval by the shareholders of Meisheng Culture Company's parent company (Meisheng Culture & Creative Corp., Ltd.), and regulatory filings in China by Meisheng Culture Company. Meisheng Culture & Creative Corp., Ltd. is one of our joint venture partners (see Note 2 of the Notes to Consolidated Financial Statements).
Exchange Rates

Sales from our United States and Hong Kong operations are denominated in U.S. dollars and our manufacturing costs are denominated in either U.S. or Hong Kong dollars. Local sales (other than in Hong Kong) and operating expenses of our operations in Hong Kong, the United Kingdom, Germany, France, Spain, Canada, Mexico and China are denominated in local currency, thereby creating exposure to changes in exchange rates. Changes in the various exchange rates against the U.S. dollar may positively or negatively affect our operating results. The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to US$1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. We cannot assure you that the exchange rate between the United States and Hong Kong currencies will continue to be fixed or that exchange rate fluctuations between the United States and Hong Kong or all other currencies will not have a material adverse effect on our business, financial condition or results of operations.

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

Interest Rate Risk

In July 2013, we issued convertible senior notes payable of $100.0 million with a fixed interest rate of 4.25% per annum, of which $93.9 million remain outstanding as of December 31, 2016. In addition, in June 2014, we issued convertible senior notes payable of $115.0 million principal amount with a fixed interest rate of 4.875% per annum, of which $113.0 million remain outstanding as of December 31, 2016. As the interest rates on the notes are at fixed rates, we are not generally subject to any direct risk of loss related to these notes arising from changes in interest rates.

Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility (see Note 11 - Credit Facility in the accompanying notes to the consolidated financial statements for additional information). Borrowings under the revolving credit facility bear interest at a variable rate based on Prime Lending Rate or LIBOR Rate at the option of the Company. For Prime Lending Rate loans, the interest rate is equal to the highest of (i) the Federal Funds Rate plus a margin of 0.50%, (ii) the rate last quoted by The Wall Street Journal as the “Prime Rate,” or (iii) the sum of a LIBOR rate plus 1.00%, plus a margin of 2.25%. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin of 3.25%. Borrowings under the revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the year ended December 31, 2016, the maximum amount borrowed under the revolving credit facility was $19.0 million and the average amount of borrowings outstanding was $4.5 million. As of December 31, 2016, the amount of total borrowings outstanding under the revolving credit facility was $10.0 million. If the prevailing market interest rates relative to these borrowings increased by 10%, our interest expense during the period ended December 31, 2016 would have increased by less than $0.1 million.

Foreign Currency Risk

We have wholly-owned subsidiaries in Hong Kong, China, the United Kingdom, Germany, France, Spain, Canada and Mexico. Sales are generally made by these operations on FOB China or Hong Kong terms and are denominated in U.S. dollars. However, purchases of inventory and Hong Kong operating expenses are typically denominated in Hong Kong dollars and local operating expenses in the United Kingdom, Germany, France, Spain, Canada, Mexico and China are denominated in local currency, thereby creating exposure to changes in exchange rates. Changes in the U.S. dollar exchange rates may positively or negatively affect our gross margins, operating income and retained earnings. The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to US$1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. We do not believe that near-term changes in these exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows. Therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of these foreign currencies.

Item 8.  Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JAKKS Pacific, Inc.
Santa Monica, California

We have audited the accompanying consolidated balance sheets of JAKKS Pacific, Inc. ("the Company") as of December 31, 2015 and 2016 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule (Schedule II) listed in the accompanying index. The consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JAKKS Pacific, Inc. at December 31, 2015 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the consolidated financial statements, the Company changed its method of presentation of debt issuance costs in 2016 due to the adoption of Financial Accounting Standards Board Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This change was applied retrospectively to all periods presented. Also, as discussed in Note 13 to the consolidation financial statements, the Company changed its method of presentation of deferred tax assets and liabilities in 2016 due to the adoption of ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This change was applied retrospectively to all periods presented.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), JAKKS Pacific, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Los Angeles, California
March 16, 2017

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2016
	(In thousands, except
	share data)
Assets
Current assets
Cash and cash equivalents	$102,528	$86,064
Accounts receivable, net of allowance for uncollectible accounts of $2,714 and $2,864 in 2015 and 2016, respectively	163,387	173,599
Inventory, net	60,544	75,435
Income taxes receivable	24,008	1,204
Prepaid expenses and other assets	31,901	17,077
Total current assets	382,368	353,379
Property and equipment
Office furniture and equipment	15,141	14,345
Molds and tooling	86,307	103,128
Leasehold improvements	10,640	10,927
Total	112,088	128,400
Less accumulated depreciation and amortization	93,653	105,559
Property and equipment, net	18,435	22,841
Intangibles, net	42,185	33,111
Other long term assets	3,125	2,156
Investment in DreamPlay LLC	7,000	7,000
Goodwill, net	44,199	43,208
Trademarks, net	2,308	2,608
Total assets	$499,620	$464,303
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$34,986	$51,741
Accrued expenses	54,081	38,645
Reserve for sales returns and allowances	17,267	16,424
Income taxes payable	21,067	—
Short term debt	—	10,000
Total current liabilities	127,401	116,810
Convertible senior notes, net of debt issuance costs of $5,834 and $3,858 in 2015 and 2016, respectively	209,166	203,007
Other liabilities	5,155	5,004
Income taxes payable	2,199	2,248
Deferred income taxes, net	2,293	2,034
Total liabilities	346,214	329,103
Commitments and Contingencies
Stockholders’ equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 21,153,878 and 19,376,773 shares issued and outstanding in 2015 and 2016, respectively	21	20
Treasury stock at cost; 3,660,201 and 3,112,840 shares in 2015 and 2016, respectively	(28,322)	(24,000)
Additional paid-in capital	194,743	177,623
Accumulated deficit	(3,391)	(2,148)
Accumulated other comprehensive loss	(10,051)	(17,207)
Total JAKKS Pacific, Inc. stockholders’ equity	153,000	134,288
Non-controlling interests	406	912
Total stockholders’ equity	153,406	135,200
Total liabilities and stockholders’ equity	$499,620	$464,303

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2015	2016
	(In thousands, except per share amounts)
Net sales	$810,060	$745,741	$706,603
Cost of sales	574,253	517,172	483,582
Gross profit	235,807	228,569	223,021
Selling, general and administrative expenses	204,480	198,039	205,915
Income from operations	31,327	30,530	17,106
Change in fair value of business combination liability	5,932	5,642	—
Profit from video game joint venture	—	2,701	174
Income from joint ventures	314	60	715
Other income	—	—	305
Interest income	112	62	51
Interest expense	(12,461)	(12,402)	(12,975)
Income before provision for income taxes	25,224	26,593	5,376
Provision for income taxes	3,715	3,423	4,127
Net income	21,509	23,170	1,249
Net income (loss) attributable to non-controlling interests	—	(84)	6
Net income attributable to JAKKS Pacific, Inc.	$21,509	$23,254	$1,243
Basic earnings per share	$1.03	$1.20	$0.08
Basic weighted number of shares	20,948	19,435	16,542
Diluted earnings per share	$0.70	$0.71	$0.07
Diluted weighted number of shares	41,516	43,321	16,665

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2014	2015	2016
	(In thousands)

Net income	$21,509	$23,170	$1,249
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,986)	(3,216)	(7,156)
Comprehensive income (loss)	18,523	19,954	(5,907)
Less: Comprehensive income (loss) attributable to non-controlling interests	—	(84)	6
Comprehensive income (loss) attributable to JAKKS Pacific, Inc.	$18,523	$20,038	$(5,913)

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2014, 2015 AND 2016
(In thousands)

	Common Stock					Accumulated	JAKKS
				Additional		Other	Pacific, Inc.	Non-	Total
	Number		Treasury	Paid-in	Accumulated	Comprehensive	Stockholders’	Controlling	Stockholders’
	of Shares	Amount	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance, December 31, 2013	22,669	$23	$ ―	$200,665	$(48,154)	$(3,849)	$148,685	$ ―	$148,685
Excess tax deficiency on vesting of restricted stock	―	―	―	(85)	―	―	(85)	―	(85)
Restricted stock grants	65	1	―	1,472	―	―	1,473	―	1,473
Retirement of restricted stock	(52)	(1)	―	(1)	―	―	(2)	―	(2)
Prepaid forward purchase contract	―	―	(24,000)	—	―	―	(24,000)	―	(24,000)
Contributions from non-controlling interests	―	―	—	―	―	―	―	490	490
Net income	―	―	—	―	21,509	―	21,509	―	21,509
Foreign currency translation adjustment	―	―	—	―	—	(2,986)	(2,986)	―	(2,986)
Balance, December 31, 2014	22,682	23	(24,000)	202,051	(26,645)	(6,835)	144,594	490	145,084
Restricted stock grants	71	1	—	1,561	—	—	1,562	—	1,562
Retirement of restricted stock	(52)	(1)	—	—	—	—	(1)	—	(1)
Repurchase of common stock	(1,547)	(1)	(13,192)	—	—	—	(13,193)	—	(13,193)
Retirement of treasury stock	—	(1)	8,870	(8,869)	—	—	―	—	―
Net income	—	—	—	—	23,254	—	23,254	(84)	23,170
Foreign currency translation adjustment	—	—	—	—	—	(3,216)	(3,216)	—	(3,216)
Balance, December 31, 2015	21,154	21	(28,322)	194,743	(3,391)	(10,051)	153,000	406	153,406
Contributions from non-controlling interests	—	—	—	—	—	—	—	500	500
Restricted stock grants	65	1	—	1,620	―	―	1,621	—	1,621
Retirement of restricted stock	(25)	—	—	—	―	―	—	—	―
Repurchase of common stock	(1,766)	—	(13,506)	—	―	―	(13,506)	—	(13,506)
Repurchase of common stock for employee tax withholding	(51)	—	—	(1,462)	—	—	(1,462)	—	(1,462)
Retirement of treasury stock	—	(2)	17,828	(17,826)	―	―	―	—	―
Excess tax benefit on vesting of restricted stock	—	—	—	548	—	—	548	—	548
Net income	—	—	—	—	1,243	―	1,243	6	1,249
Foreign currency translation adjustment	—	—	—	—	—	(7,156)	(7,156)	—	(7,156)
Balance, December 31, 2016	19,377	$20	$(24,000)	$177,623	$(2,148)	$(17,207)	$134,288	$912	$135,200

 See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2015	2016
	(In thousands)
Cash flows from operating activities
Net income	$21,509	$23,170	$1,249
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,971	18,860	22,944
Write-off and amortization of debt issuance costs	2,912	2,042	2,542
Share-based compensation expense	1,473	1,562	1,621
Loss on disposal of property and equipment	18	47	17
Change in fair value of business combination liability	(5,932)	(5,642)	—
Gain on extinguishment of convertible senior notes	—	—	(98)
Income from joint ventures	(314)	(1,017)	—
Deferred income taxes	(371)	(329)	(259)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(133,293)	71,129	(10,212)
Inventory	(32,043)	18,283	(14,891)
Income taxes receivable	—	—	22,804
Prepaid expenses and other assets	2,534	(7,513)	15,227
Accounts payable	30,391	(21,037)	10,558
Accrued expenses	24,338	(26,811)	(12,767)
Reserve for sales returns and allowances	(6,897)	(7,210)	(843)
Income taxes payable	2,921	(3,014)	(21,018)
Other liabilities	(5,147)	3,281	(151)
Excess tax deficiency from share-based compensation	(85)	—	—
Total adjustments	(100,524)	42,631	15,474
Net cash provided by (used in) operating activities	(79,015)	65,801	16,723
Cash flows from investing activities
Purchases of property and equipment	(10,524)	(17,840)	(14,765)
Distributions from joint venture	332	60	—
Cash paid for intangible assets	—	—	(300)
Sale of marketable securities	—	220	—
Change in other assets	(2,766)	(4,149)	—
Net cash used in investing activities	(12,958)	(21,709)	(15,065)
Cash flows from financing activities
Surrender of common stock	(2)	(1)	—
Repurchase of common stock	(24,000)	(13,193)	(13,506)
Repurchase of common stock for employee tax withholding	—	—	(1,462)
Net proceeds from credit facility borrowings	—	—	10,000
Credit facility costs	(1,851)	(188)	—
Repurchase of convertible senior notes	—	—	(8,035)
Proceeds from issuance of convertible senior notes	115,000	—	—
Bank fees related to convertible senior notes	(4,594)	—	—
Retirement of convertible senior notes	(39,000)	—	—
Proceeds from issuance of common shares of non-controlling interests	490	—	500
Excess tax benefit from share-based compensation	—	—	548
Net cash provided by (used in) financing activities	46,043	(13,382)	(11,955)
Net increase (decrease) in cash and cash equivalents	(45,930)	30,710	(10,297)
Effect of foreign currency translation	384	293	(6,167)
Cash and cash equivalents, beginning of year	117,071	71,525	102,528
Cash and cash equivalents, end of year	$71,525	$102,528	$86,064
Cash paid during the period for:
Interest	$8,964	$10,198	$9,855
Income taxes	$945	$7,832	$2,165

As of December 31, 2014, there is $0.5 million and $2.1 million of property and equipment included in accounts payable and accrued expenses, respectively. As of December 31, 2015, there is $0.4 million and $2.7 million of property and equipment included in accounts payable and accrued expenses, respectively. As of December 31, 2016, there is $6.6 million and nil of property and equipment included in accounts payable and accrued expenses, respectively.

See Notes 4, 5 and 19 for additional supplemental information to consolidated statements of cash flows.

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

The Company entered into a joint venture with Meisheng Culture & Creative Corp., for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company.

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31 (in thousands):

		Fair Value Measurements
	Carrying Amount as of	As of December 31, 2015
	December 31, 2015	Level 1	Level 2	Level 3

Cash equivalents	$13,218	$13,218	$—	$—

		Fair Value Measurements
	Carrying Amount as of	As of December 31, 2016
	December 31, 2016	Level 1	Level 2	Level 3

Cash equivalents	$15,312	$15,312	$—	$—

The Company’s accounts receivable, accounts payable and accrued expenses represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of fair value.

The fair value of the 4.25% convertible senior notes payable due 2018 as of December 31, 2015 and 2016 was $102.0 million and $83.7 million respectively, based upon the most recent quoted market prices, and the fair value of the 4.875% convertible senior notes payable due 2020 as of December 31, 2015 and 2016 was $112.3 million and $89.3 million, respectively, based upon the most recent quoted market prices. The fair values of the convertible senior notes are considered to be Level 2 measurements on the fair value hierarchy.

For the years ended December 31, 2015 and 2016, there was no impairment to the value of the Company’s non-financial assets.

Inventory

Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs and in-bound freight and duty, is valued at the lower of cost (first-in, first-out) or market, net of inventory obsolescence reserve, and consists of the following (in thousands):

	December 31,
	2015	2016
Raw materials	$3,717	$5,204
Finished goods	56,827	70,231
	$60,544	$75,435

Property and equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over their estimated useful lives as follows:

Office equipment	5 years
Automobiles	5 years
Furniture and fixtures	5 - 7 years
Leasehold improvements	Shorter of length of lease or 10 years

The Company uses the usage method as its depreciation methodology for molds and tools used in the manufacturing of its products, which is more closely correlated to production of goods. The Company believes that the usage method more accurately matches costs with revenues. Furthermore, the useful estimated life of molds and tools is two years.

For the years ended December 31, 2014, 2015 and 2016, the Company’s aggregate depreciation expense related to property and equipment was $10.4 million, $10.9 million and $13.9 million, respectively.

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

Advertising

Production costs of commercials and programming are charged to operations in the period during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the period incurred. Advertising expense for the years ended December 31, 2014, 2015 and 2016, was approximately $19.3 million, $15.8 million and $20.1 million, respectively.

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

Foreign Currency Translation Exposure

The Company’s reporting currency is the U.S. dollar. The translation of its net investment in subsidiaries with non-U.S. dollar functional currencies subjects the Company to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at year-end exchange rates. Income, expense and cash flow items are translated at average exchange rates prevailing during the year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss/gain within stockholders’ equity. The Company’s primary currency translation exposures in 2014, 2015 and 2016 were related to its net investment in entities having functional currencies denominated in the Hong Kong dollar, British pound, Canadian dollar, Chinese yuan, Mexican peso and the Euro.

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

Accounting for the impairment of finite-lived tangible and intangible assets

Long-lived assets with finite lives, which include property and equipment and intangible assets other than goodwill, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. Finite-lived intangible assets consist primarily of product technology rights, acquired backlog, customer relationships, product lines and license agreements. These intangible assets are amortized over the estimated economic lives of the related assets. There were no impairments for years ended December 31, 2014, 2015 and 2016.

Goodwill and other indefinite-lived intangible assets

Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment at least annually at the reporting unit level and asset level, respectively. Losses in value are recorded when material impairment has occurred in the underlying assets or when the benefits of the identified intangible assets are realized. Indefinite-lived intangible assets other than goodwill consist of trademarks.

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

For the years ended December 31, 2014, 2015 and 2016, there was no impairment to the value of the Company's goodwill or trademarks.

Share-based Compensation

The Company measures all employee stock-based compensation awards using a fair value method and records such expense in its consolidated financial statements. The Company recorded $1.5 million, $1.6 million and $1.6 million of restricted stock expense, in 2014, 2015 and 2016, respectively. See Note 17 for further details relating to share based compensation.

Earnings per share

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings per share (“EPS”) for the periods presented (in thousands, except per share data):

	2014
	Income	Weighted Average Shares	Per Share
Basic EPS
Income available to common stockholders	$21,509	20,948	$1.03
Effect of dilutive securities:
Assumed conversion of convertible senior notes	7,345	20,388
Options and warrants	—	—
Unvested restricted stock grants	—	180
Diluted EPS
Income available to common stockholders plus assumed exercises and conversion	$28,854	41,516	$0.70

	2015
	Income	Weighted Average Shares	Per Share
Basic EPS
Income available to common stockholders	$23,254	19,435	$1.20
Effect of dilutive securities:
Assumed conversion of convertible senior notes	7,385	23,369
Options and warrants	—	—
Unvested performance stock grants	—	347
Unvested restricted stock grants	—	170
Diluted EPS
Income available to common stockholders plus assumed exercises and conversion	$30,639	43,321	$0.71

		2016
	Income	Weighted Average Shares	Per Share
Basic EPS
Income available to common stockholders	$1,243	16,542	$0.08
Effect of dilutive securities:
Assumed conversion of convertible senior notes	—	—
Options and warrants	—	—
Unvested performance stock grants	—	—
Unvested restricted stock grants	—	123
Diluted EPS
Income available to common stockholders plus assumed exercises and conversion	$1,243	16,665	$0.07

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of warrants, options and convertible debt to the extent they are dilutive). For the years ended December 31, 2014, 2015 and 2016, the convertible senior notes interest and related common share equivalent of nil, nil and 23,004,916, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive. Potentially dilutive stock options and warrants of 1,601,272, 1,518,596 and 1,500,000 for the years ended December 31, 2014, 2015 and 2016, respectively, were excluded from the computation of diluted earnings per share since they would have been anti-dilutive. Potentially dilutive restricted stock of nil for each of the years ended December 31, 2014, 2015 and 2016 were excluded from the computation of diluted earnings per share since they would have been anti-dilutive.

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

Debt with Conversion and Other Options

In July 2013, the Company sold an aggregate of $100.0 million principal amount of 4.25% convertible senior notes due 2018 (the “2018 Notes”). The 2018 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on August 1 and February 1 of each year at a rate of 4.25% per annum and will mature on August 1, 2018. The initial and still current conversion rate for the 2018 Notes is 114.3674 shares of the Company’s common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.74 per share of common stock, subject to adjustment in certain events. Upon conversion, the 2018 Notes will be settled in shares of the Company’s common stock. Holders of the 2018 Notes may require that the Company repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2018 Notes). In 2016, the Company repurchased and retired an aggregate of approximately $6.1 million principal amount of the 2018 Notes.

 In June 2014, the Company sold an aggregate of $115.0 million principal amount of 4.875% convertible senior notes due 2020 (the “2020 Notes”). The 2020 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on June 1 and December 1 of each year at a rate of 4.875% per annum and will mature on June 1, 2020. The initial and still current conversion rate for the 2020 Notes is 103.7613 shares of the Company’s common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $9.64 per share of common stock, subject to adjustment in certain events. Upon conversion, the 2020 Notes will be settled in shares of the Company’s common stock. Holders of the 2020 Notes may require that the Company repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2020 Notes). The Company received net proceeds of approximately $110.4 million from the offering of which $24.0 million was used to repurchase 3.1 million shares of the Company’s common stock under a prepaid forward purchase contract. In January 2016, the Company repurchased and retired an aggregate of $2.0 million principal amount of the 2020 Notes.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2018.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires inventory accounted for under the FIFO or average cost method to be measured using the lower of cost and net realizable value. The amendments are effective prospectively for fiscal years and for interim periods beginning after December 15, 2016. The Company is currently evaluating the impact of the pending adoption of ASU 2015-11 on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The new guidance is intended to improve the recognition and measurement of financial instruments. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the pending adoption of this new standard on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The new guidance is intended to reduce diversity in practice in how transactions are classified in the statement of cash flows. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory.” The amendments in this ASU reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Note 3—Business Segments, Geographic Data, Sales by Product Group and Major Customers

The Company is a worldwide producer and marketer of children’s toys and other consumer products, principally engaged in the design, development, production, marketing and distribution of its diverse portfolio of products. The Company recently realigned its operating segments into three new segments to better reflect the management and operation of the business. The Company’s segments are (i) U.S. and Canada, (ii) International and (iii) Halloween. Prior year’s segment reporting units have been restated to reflect this change.

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

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts as of December 31, 2015 and 2016 and for the three years in the period ended December 31, 2016 are as follows (in thousands):

	Years Ended December 31,
	2014	2015	2016
Net Sales
U.S. and Canada	$546,864	$478,728	$478,595
International	121,607	169,826	131,229
Halloween	141,589	97,187	96,779
	$810,060	$745,741	$706,603

	Years Ended December 31,
	2014	2015	2016
Income from Operations
U.S. and Canada	$20,864	$17,562	$17,434
International	6,275	16,249	4,360
Halloween	4,188	(3,281)	(4,688)
	$31,327	$30,530	$17,106

	Years Ended December 31,
	2014	2015	2016
Depreciation and Amortization Expense
U.S. and Canada	$13,411	$13,023	$16,817
International	2,991	4,439	4,549
Halloween	2,569	1,398	1,578
	$18,971	$18,860	$22,944

	December 31,
	2015	2016
Assets
U.S. and Canada	$313,312	$306,895
International	149,950	119,560
Halloween	36,358	37,848
	$499,620	$464,303

Information regarding the Company’s operations in different geographical areas is presented below on the basis the Company uses to manage its business. Net revenues are categorized based upon location of the customer, while long-lived assets are categorized based upon the location of the Company’s assets. Tools, dies and molds represent a substantial portion of the long-lived assets included in the United States with a net book value of $10.2 million in 2015 and $15.7 million in 2016 and substantially all of these assets are located in China. The following tables present information about the Company by geographic area as of December 31, 2015 and 2016 and for each of the three years in the period ended December 31, 2016 (in thousands):

	December 31,
	2015	2016
Long-lived Assets
China	$10,172	$15,710
United States	7,702	6,587
Hong Kong	561	544
	$18,435	$22,841

	Years Ended December 31,
	2014	2015	2016
Net Sales by Customer Area
United States	$653,497	$542,101	$544,096
Europe	67,027	117,313	92,811
Canada	33,040	32,587	26,947
Hong Kong	2,746	1,675	2,012
Other	53,750	52,065	40,737
	$810,060	$745,741	$706,603

Major Customers

Net sales to major customers were as follows (in thousands, except for percentages):

	2014		2015		2016
		Percentage of		Percentage of		Percentage of
	Amount	Net Sales	Amount	Net Sales	Amount	Net Sales
Wal-Mart	$165,777	20.5%	$163,333	21.9%	$165,345	23.4%
Target	124,257	15.3	96,766	13.0	110,159	15.6
Toys ‘R’ Us	93,926	11.6	71,150	9.5	66,633	9.4
	$383,960	47.4%	$331,249	44.4%	$342,137	48.4%

No other customer accounted for more than 10% of the Company’s total net sales.

As of December 31, 2015 and 2016, the Company’s three largest customers accounted for approximately 56.2% and 35.8%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

Note 4—Joint Ventures

The Company owns a fifty percent interest in a joint venture (“Pacific Animation Partners”) with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company. The joint venture was created to develop and produce a boys’ animated television show, which it licensed worldwide for television broadcast as well as consumer products. The Company produced toys based upon the television program under a license from the joint venture which also licensed certain other merchandising rights to third parties. The Company is responsible for fifty percent of the operating expenses of the joint venture. The Company’s investment is being accounted for using the equity method. The joint venture completed and delivered 65 episodes of the show, which began airing in February 2012, and has since ceased production of the television show. For the years ended December 31, 2014, 2015 and 2016, the Company recognized income from the joint venture of $0.3 million, $0.1 million and $0.7 million, respectively.

As of December 31, 2015 and 2016, the balance of the investment in the Pacific Animation Partners joint venture is nil.

In September 2012, the Company entered into a joint venture (“DreamPlay Toys”) with NantWorks LLC (“NantWorks”) in which it owns a fifty percent interest. Pursuant to the operating agreement of DreamPlay Toys, the Company paid to NantWorks cash in the amount of $8.0 million and issued NantWorks a warrant to purchase 1.5 million shares of the Company’s common stock at a value of $7.0 million in exchange for the exclusive right to arrange for the provision of the NantWorks recognition technology platform for toy products. The Company has classified these rights as an intangible asset, which is being amortized over the anticipated revenue stream from the exploitation of these rights. The joint venture entered into a Toy Services Agreement, as amended, with a current expiration date of October 1, 2018, to develop and produce toys utilizing recognition technologies owned by NantWorks. Pursuant to the terms of the amended Toy Services Agreement, NantWorks is entitled to receive a renewal fee of $0.4 million per year and a preferred return based upon net sales of DreamPlay Toys product sales and third-party license fees. The Company retains the financial risk of the joint venture and is responsible for the day-to-day operations, including development, sales and distribution, for which it is entitled to receive any remaining profit or is responsible for any losses. The results of operations of the joint venture are consolidated with the Company’s results. Sales of DreamPlay Toys products commenced in the third quarter of 2013.

In addition, in 2012, the Company invested $7.0 million in cash in exchange for a five percent economic interest in a related entity, DreamPlay LLC, which will exploit the recognition technologies in non-toy consumer product categories. NantWorks has the right to repurchase the Company’s interest for $7.0 million. The Company has classified this investment as a long term asset on its balance sheet. The Company’s investment is being accounted for using the cost method. As of December 31, 2016, the Company determined the value of this investment will be realized and that no impairment has occurred.

In November 2014, the Company entered into a joint venture with Meisheng Culture & Creative Corp., for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the income and losses from the joint venture for the year ended December 31, 2015 and 2016 was a loss of $84,000 and income of $6,000, respectively.

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

In September 2012, the Company acquired all of the stock of JKID, LTD., a United Kingdom corporation for an initial cash consideration of $1.1 million and deferred cash payments of $5.5 million payable in five semi-annual payments of $1.1 million each. In addition, the Company agreed to pay additional compensation of up to an aggregate amount of $4.4 million in cash over the two year period of 2015 through 2016, based upon the achievement of certain financial performance criteria, which was to be accrued and charged to expense when and if it was earned. The financial performance criteria were not met in 2015 or 2016. Accordingly, none of the earn-out was paid. JKID is the developer of augmented reality technology that enhances the play patterns of toys and consumer products.

Note 6—Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2016 are as follows (in thousands):

	U.S. and Canada	International	Halloween	Total
Balance, December 31, 2014:
Goodwill	$30,418	$11,795	$2,279	$44,492
Adjustments to goodwill for foreign currency translation	(200)	(78)	(15)	(293)
Balance December 31, 2015:	30,218	11,717	2,264	44,199
Adjustments to goodwill for foreign currency translation	(678)	(262)	(51)	(991)
Balance December 31, 2016:	$29,540	$11,455	$2,213	$43,208

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

As of March 31, 2016, the Company revised its reportable segments based on changes to how the businesses are managed and how resources are allocated to the businesses. In conjunction with the required reallocation of goodwill to the new reportable segments as of March 31, 2016, the Company performed an assessment as of April 1, 2016. In performing its assessment for goodwill impairment, the Company evaluated qualitative factors, including but not limited to the performance of each reporting unit, general economic conditions, access to capital, the industry and competitive environment, and the interest rate environment. The Company prepared step-one of its impairment model. The valuation of goodwill involves a high degree of judgment and uncertainty related to key assumptions. Due to the subjective nature of the impairment analysis, significant changes in the assumptions used to develop the estimate could materially affect the conclusion regarding the future cash flows necessary to support the valuation of goodwill. In prior years, the assessment had been performed as of October 1 of each year, however, based on the seasonality of its businesses, the Company has determined that it is most appropriate and preferable to perform future annual assessments as of April 1 after the completion of the business cycles of each of its reporting units. The Company does not believe that the change in the goodwill impairment testing date will have a material effect on the consolidated financial statements.

Based on the Company’s April 1 assessment, it determined that the fair values of its reporting units were not less than the carrying amounts. In addition, as a result of operating performance below expectations for the full year of 2016 that became apparent in December 2016, the Company performed a subsequent impairment assessment on goodwill as of December 31, 2016. Based on the Company’s subsequent assessment, it determined that the fair values of its reporting units were not less than the carrying amounts with excess coverage of fair value over the carrying value of each of the reporting units of 2.0%, 20.6% and 2.0% for U.S. and Canada, International, and Halloween, respectively. As such, the Company determined there was no impairment to be recorded in 2016.

Note 7—Intangible Assets Other Than Goodwill

Intangible assets other than goodwill consist primarily of licenses, product lines, customer relationships and trademarks. Amortized intangible assets are included in intangibles in the accompanying balance sheets. Trademarks are disclosed separately in the accompanying balance sheets. Intangible assets are as follows (in thousands, except for weighted useful lives):

		December 31, 2015				December 31, 2016
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization		Net Amount	Gross Carrying Amount	Accumulated Amortization		Net Amount
	(Years)

Amortized Intangible Assets:
Licenses	5.81	$24,930		$(20,436)	$4,494	$20,130		$(17,248)	$2,882
Product lines	7.50	50,093		(14,376)	35,717	50,093		(20,634)	29,459
Customer relationships	4.90	3,152		(2,195)	957	3,152		(2,755)	397
Trade names	5.00	3,000		(2,050)	950	3,000		(2,650)	350
Non-compete/ Employment contracts	5.00	200		(133)	67	200		(177)	23
Total amortized intangible assets		$81,375		$(39,190)	$42,185	$76,575		$(43,464)	$33,111
Unamortized Intangible Assets:
Trademarks		$2,308	$	―	$2,308	$2,608	$	―	$2,608

In October 2016, the Company acquired the operating assets of the C’est Moi brand of performance makeup and youth skincare products whose distribution is currently limited primarily to Asia. The initial consideration consisted of cash in the amount of $0.3 million. In addition, the Company agreed to pay additional compensation of up to an aggregate of $2.1 million in cash over the five year period of 2017 through 2021, based on the achievement of certain financial performance criteria, which will be accrued and charged to expense when and if it is earned.

For the years ended December 31, 2014, 2015 and 2016, the Company’s aggregate amortization expense related to intangible assets was $8.5 million, $8.0 million and $8.8 million, respectively. The Company currently estimates continuing future amortization expense to be approximately (in thousands):

2017	$8,780
2018	6,137
2019	3,144
2020	3,053
2021	3,053
Thereafter	8,944
$33,111

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

Note 9—Accrued Expenses

Accrued expenses consist of the following (in thousands):

	2015	2016
Royalties	$21,599	$13,805
Inventory liabilities	6,754	5,425
Professional fees	2,535	3,696
Goods in transit	2,736	3,441
Salaries and employee benefits	185	3,243
Interest expense	2,333	2,520
Bonuses	6,275	1,500
Sales commissions	1,132	816
Unearned revenue	1,720	779
Molds and tools	2,669	―
Other	6,143	3,420
	$54,081	$38,645

In addition to royalties currently payable on the sale of licensed products during the quarter, the Company records a liability as accrued royalties for the estimated shortfall in achieving minimum royalty guarantees pursuant to certain license agreements (Note 16).

Note 10—Related Party Transactions

A director of the Company is a partner in a law firm that acts as counsel to the Company. The Company incurred legal fees and expenses to the law firm in the amount of approximately $2.4 million in 2014, $3.1 million in 2015 and $3.2 million in 2016. As of December 31, 2015 and 2016, legal fees and reimbursable expenses of $1.6 million and $1.6 million, respectively, were payable to this law firm.

The owner of Nantworks, the Company’s DreamPlay Toys joint venture partner, beneficially owns 16.2% of the Company’s outstanding common stock, which includes 1.5 million shares underlying out-of-the-money stock warrants. Pursuant to the joint venture agreements, the Company is obligated to pay Nantworks a preferred return on joint venture sales.

For the years ended December 31, 2014, 2015 and 2016, preferred returns of $0.8 million, $0.7 million and nil, respectively, were earned and payable to Nantworks. Pursuant to the amended Toy Services Agreement, Nantworks is entitled to receive a renewal fee in the amount $1.2 million payable in installments of $0.8 million paid on the effective date of the renewal in 2015 and $0.2 million on or before each of August 1, 2016 and 2017. As of December 31, 2015 and 2016, the Company has a receivable from Nantworks in the amount of $0.6 million and $0.6 million, respectively. In addition, the Company previously leased office space from Nantworks. Rent expense, including common area maintenance and parking, for the years ended December 31, 2014, 2015 and 2016 was $1.3 million, $0.1 million and nil, respectively.

Note 11—Credit Facility

In March 2014, the Company and its domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (“GECC”). The loan agreement, as amended and subsequently assigned to Wells Fargo Bank, N.A. pursuant to its acquisition of GECC, provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain accounts receivable and inventory (the “WF Loan Agreement”). The amounts outstanding under the credit facility are payable in full upon maturity of the facility on March 27, 2019, and the credit facility is secured by a security interest in favor of the lender covering a substantial amount of the assets of the Company. As of December 31, 2015, the amount of outstanding borrowings was nil and outstanding stand-by letters of credit totaled $23.2 million; the total excess borrowing capacity was $32.3 million. As of December 31, 2016, the amount of outstanding borrowings was $10.0 million and outstanding stand-by letters of credit totaled $28.2 million; the total excess borrowing capacity was $12.1 million.

The Company’s ability to borrow under the WF Loan Agreement is also subject to its ongoing compliance with certain financial covenants, including the maintenance by the Company of a fixed charge coverage ratio of at least 1.2:1.0 based on the trailing four fiscal quarters. As of December 31, 2015 and 2016, the Company was in compliance with the financial covenants under the WF Loan Agreement.

The Company may borrow funds at LIBOR or at a base rate, plus applicable margins of 225 basis point spread over LIBOR and 125 basis point spread on base rate loans. In addition to standard fees, the facility has an unused credit line fee, which ranges from 25 to 50 basis points. As of December 31, 2015 and 2016, the weighted average interest rate on the credit facility was approximately 2.25% and 2.45%, respectively.

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

Note 12—Convertible Senior Notes

Convertible senior notes consist of the following (in thousands):

	December 31, 2015			December 31, 2016
		Debt			Debt
	Principal	Issuance	Net	Principal	Issuance	Net
	Amount	Costs	Amount	Amount	Costs	Amount
4.25% convertible senior notes (due 2018)	$100,000	$2,181	$97,819	$93,865	$1,098	$92,767
4.875% convertible senior notes (due 2020)	115,000	3,653	111,347	113,000	2,760	110,240
Total convertible senior notes, net of debt issuance costs	$215,000	$5,834	$209,166	$206,865	$3,858	$203,007

In November 2009, the Company sold an aggregate of $100.0 million principal amount of the 2014 Notes. The 2014 Notes, which were senior unsecured obligations of the Company, paid cash interest semi-annually at a rate of 4.50% per annum and matured on November 1, 2014. In July 2013, the Company repurchased an aggregate of $61.0 million principal amount of these notes at par plus accrued interest with a portion of the net proceeds from the issuance of $100.0 million principal amount of 4.25% convertible senior notes due 2018 resulting in a gain on extinguishment of $0.1 million. The remainder of these notes was redeemed at par at maturity on November 1, 2014.

ASC 470-20, “Debt with Conversion and Other Options,” requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. In accordance with ASC 470-20, the Company allocated $13.7 million of the $100.0 million principal amount of the 2014 Notes to the equity component, which represents a discount to the debt that was being amortized to interest expense through November 1, 2014. Interest expense associated with the amortization of the discount was $0.9 million, nil and nil for December 31, 2014, 2015 and 2016. The Company repurchased $61.0 million of the 2014 Notes during the year ended December 31, 2013 as discussed below, with $2.8 million of the price allocated to the repurchase of the related equity component. In addition, approximately $2.2 million of the unamortized debt discount and $0.6 million of debt issuance costs were written off in connection with the repurchase of the 2014 Notes. The remaining aggregate $39.0 million of principal amount of the 2014 Notes were redeemed at par at maturity on November 1, 2014.

In July 2013, the Company sold an aggregate of $100.0 million principal amount of 4.25% Convertible Senior Notes due 2018 (the “2018 Notes”). The 2018 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on August 1 and February 1 of each year at a rate of 4.25% per annum and will mature on August 1, 2018. The initial and still current conversion rate for the 2018 Notes is 114.3674 shares of the Company’s common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.74 per share of common stock, subject to adjustment in certain events. Upon conversion, the 2018 Notes will be settled in shares of the Company’s common stock. Holders of the 2018 Notes may require that the Company repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2018 Notes). In 2016, the Company repurchased and retired an aggregate of approximately $6.1 million principal amount of the 2018 Notes. In addition, approximately $0.1 million of the unamortized debt issuance costs were written off and a nominal gain was recognized in conjunction with the retirement of the 2018 Notes.

In June 2014, the Company sold an aggregate of $115.0 million principal amount of 4.875% Convertible Senior Notes due 2020 (the “2020 Notes”). The 2020 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on June 1 and December 1 of each year at a rate of 4.875% per annum and will mature on June 1, 2020. The initial and still current conversion rate for the 2020 Notes is 103.7613 shares of the Company’s common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $9.64 per share of common stock, subject to adjustment in certain events. Upon conversion, the 2020 Notes will be settled in shares of the Company’s common stock. Holders of the 2020 Notes may require that the Company repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2020 Notes). In January 2016, the Company repurchased and retired an aggregate of $2.0 million principal amount of the 2020 Notes. In addition, approximately $0.1 million of the unamortized debt issuance costs were written off and a $0.1 million gain was recognized in conjunction with the retirement of the 2020 Notes.

On January 1, 2016, the Company adopted ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt premiums and discounts. ASU 2015-03 applies retrospectively and does not change the recognition and measurement requirements for debt issuance costs. As a result, the Company reclassified $5.8 million of debt issuance costs previously included in other long term assets to convertible senior notes, net on its consolidated financial statements as of December 31, 2015.

Key components of the 4.50% convertible senior notes due 2014 consist of the following (in thousands):

	Years Ended December 31,
	2014	2015			2016
Contractual interest expense on the coupon	$1,463	$	―	$	―
Amortization of debt discount and debt issuance costs recognized as interest expense	1,140		―		―
	$2,603	$	―	$	―

Key components of the 4.25% convertible senior notes due 2018 consist of the following (in thousands):

	Years Ended December 31,
	2014	2015	2016
Contractual interest expense	$4,250	$4,250	$4,191
Amortization of debt issuance costs recognized as interest expense	835	836	1,172
	$5,085	$5,086	$5,363

Key components of the 4.875% convertible senior notes due 2020 consist of the following (in thousands):

	Years Ended December 31,
	2014	2015	2016
Contractual interest expense	$3,135	$5,606	$5,508
Amortization of debt issuance costs recognized as interest expense	473	811	804
	$3,608	$6,417	$6,312

Note 13—Income Taxes

The Company does not file a consolidated return with its foreign subsidiaries. The Company files federal and state returns and its foreign subsidiaries file returns in their respective jurisdiction.

For the years ended 2014, 2015 and 2016, the provision for income taxes, which included federal, state and foreign income taxes, was an expense of $3.7 million, $3.4 million and $4.1 million reflecting effective tax provision rates of 14.7%, 12.9% and 76.8%, respectively.

For the year ended 2014 and 2015, provision for income taxes includes federal, state and foreign income taxes at effective tax rates of 14.7% and 12.9%. Exclusive of discrete items, the effective tax provision rate would be 13.6% in 2014 and 9.5% in 2015. The decrease in the effective rate absent discrete items was primarily due to the foreign rate differential. The rate exclusive of discrete items can be materially impacted by the proportion of Hong Kong earnings to consolidated earnings.

The 2016 tax expense of $4.1 million included a discrete tax benefit of $0.1 million primarily comprised of return to provision adjustments. Absent these discrete tax expenses, the Company’s effective tax rate for 2016 was 79.2%; primarily due to US federal alternative minimum tax, various state taxes and taxes on foreign income.

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

For years ended 2015 and 2016, the Company had net deferred tax liabilities of approximately $2.3 million and $2.0 million, respectively, related to foreign jurisdictions.

Provision for income taxes reflected in the accompanying consolidated statements of operations are comprised of the following (in thousands):

	2014	2015	2016
Federal	$(4)	$—	$1,549
State and local	287	708	652
Foreign	3,887	3,044	1,637
Total Current	4,170	3,752	3,838
APIC	(84)	—	548
Deferred	(371)	(329)	(259)
Total	$3,715	$3,423	$4,127

The components of deferred tax assets/(liabilities) are as follows (in thousands):

	2015	2016
Net deferred tax assets/(liabilities):
Reserve for sales allowances and possible losses	$756	$801
Accrued expenses	1,193	1,739
Prepaid royalties	13,155	16,806
Accrued royalties	3,963	2,638
Inventory	3,315	3,506
State income taxes	―	98
Property and equipment	3,833	4,997
Original issue discount interest	(10,332)	(6,945)
Goodwill and intangibles	35,086	29,378
Share based compensation	2,359	1,607
Undistributed foreign earnings	―	(48,731)
Federal and state net operating loss carryforwards	34,684	22,755
Credit carryforwards	13,254	21,097
Other	(2,621)	(2,495)
Gross	98,645	47,251
Valuation allowance	(100,938)	(49,285)
Total net deferred tax assets/(liabilities)	$(2,293)	$(2,034)

Provision for income taxes varies from the U.S. federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates:
	2014	2015	2016
Federal income tax expense	35.0%	35.0%	35.0%
State income tax expense, net of federal tax effect	―	1.0	(3.6)
Effect of differences in U.S. and foreign statutory rates	(14.1)	(9.4)	(53.7)
Uncertain tax positions	―	0.3	3.4
Earn-out adjustments	―	(7.4)	―
Provision to return	―	12.2	4.5
Non-deductible expenses	1.1	1.1	8.9
Other	(1.5)	0.5	0.6
Foreign deemed dividend	―	1.7	262.2
Foreign tax credit	―	(0.5)	(126.1)
Undistributed foreign earnings	―	―	906.5
Valuation allowance	(5.8)	(21.6)	(960.9)
	14.7%	12.9%	76.8%

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

The components of income (loss) before provision for income taxes are as follows (in thousands):

	2014	2015	2016
Domestic	$5,358	$11,692	$(7,760)
Foreign	19,866	14,901	13,136
	$25,224	$26,593	$5,376

The Company has approximately $206.0 million of cumulative undistributed earnings of non-U.S. subsidiaries for which U.S. deferred tax liability has been provided as of December 31, 2016. These earnings are no longer permanently reinvested outside the U.S. Due to the valuation allowance against the deferred tax assets, the deferred tax liability recorded reduces the valuation allowance.

The Company uses a recognition threshold and measurement process for recording in the consolidated financial statements uncertain tax positions (“UTP”) taken or expected to be taken in a tax return.

$49,700 of additional UTP related to state taxes was recognized in 2016. During 2015, approximately $1.8 million of the liability for UTP was recognized, and approximately $2.1 million of the liability for UTP was de-recognized.

Current interest on uncertain income tax liabilities is recognized as interest expense and penalties are recognized in selling, general and administrative expenses in the consolidated statement of operations. During 2014, the Company recognized $150,000 of current year interest expense relating to UTPs. During 2015, the Company did not recognize any current year interest expense relating to UTPs. During 2016, the Company recognized $67,900 of current interest expense relating to UTPs.

The following table provides further information of UTPs that would affect the effective tax rate, if recognized, as of December 31, 2016 (in millions):

Balance, January 1, 2014	$2.6
Current year additions	—
Current year reduction due to lapse of applicable statute of limitations	(0.1)
Balance, December 31, 2014	2.5
Current year additions	1.8
Current year reduction due to lapse of applicable statute of limitations	(2.1)
Balance, December 31, 2015	2.2
Current year additions	0.1
Current year reduction due to audit settlement	—
Balance, December 31, 2016	$2.3

We do not expect our gross unrecognized tax benefits to significantly change within the next 12 months.

Tax years 2013 through 2015 remain subject to examination in the United States. The tax years 2012 through 2015 are generally still subject to examination in the various states. The tax years 2010 through 2015 are still subject to examination in Hong Kong. In the normal course of business, the Company is audited by federal, state and foreign tax authorities. The U.S. Internal Revenue Service is currently examining the 2015 tax year.

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

Based on our evaluation of all positive and negative evidence, as of December 31, 2016, a valuation allowance of $49.3 million has been recorded against the deferred tax assets that more likely than not will not be realized. For the year ended December 31, 2016, the valuation allowance decreased by $51.6 million from $100.9 million at December 31, 2015 to $49.3 million at December 31, 2016. The decrease in the valuation allowance is primarily due to the recognition of the deferred tax liability relating to the Company’s cumulative undistributed earnings of non-U.S. subsidiaries that are no longer permanently reinvested. The net deferred tax liabilities of $2.3 million and $2.0 million in 2015 and 2016, respectively, represent the net deferred tax liabilities in the foreign jurisdiction, where the Company is in a cumulative income position.

At December 31, 2016, the Company had U.S. federal net operating loss carryforwards, or "NOLs," of approximately $36.8 million, which will begin to expire in 2033. At December 31, 2016, the Company's state NOLs were mainly from California. The majority of the approximately $124.2 million of California NOLs will begin to expire in 2031. At December 31, 2016, the Company had foreign tax credit carryforwards of approximately $19.2 million, which will begin to expire in 2022. At December 31, 2016, the Company had federal research and development tax credit carryforwards ("credit carryforwards") of approximately $0.5 million, which will begin to expire in 2029. At December 31, 2016, the Company had state research and development tax credits of approximately $0.1 million, which carry forward indefinitely. At December 31, 2016, the Company had AMT credit carryforwards of approximately $1.5 million, which carry forward indefinitely. Utilization of certain NOLs and research credit carryforwards may be subject to an annual limitation due to ownership change limitations set forth in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and comparable state income tax laws. Any future annual limitation may result in the expiration of NOLs and credit carryforwards before utilization.

Note 14—Leases

The Company leases office, warehouse and showroom facilities and certain equipment under operating leases. Rent expense for the years ended December 31, 2014, 2015 and 2016 totaled $13.0 million, $11.5 million and $12.3 million, respectively (including leases abandoned during 2014), the following is a schedule of minimum annual lease payments (in thousands).

2017	$12,030
2018	9,422
2019	6,276
2020	4,247
2021	3,989
Thereafter	9,184
$45,148

Note 15—Common Stock, Preferred Stock and Warrants

The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. On December 31, 2015 shares issued and outstanding were 21,153,878, and on December 31, 2016, shares issued and outstanding were 19,376,773.

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

In June 2014, the Company effectively repurchased 3,112,840 shares of its common stock at an average cost of $7.71 per share for an aggregate amount of $24.0 million pursuant to a prepaid forward share repurchase agreement entered into with Merrill Lynch International (“ML”). These repurchased shares are treated as retired for basic and diluted EPS purposes although they remain legally outstanding. The Company reflects the aggregate purchase price as a reduction to stockholders’ equity classified as Treasury Stock. No shares have been delivered to the Company by ML as of December 31, 2016.

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

In June 2015, and as subsequently increased, the Board of Directors authorized the repurchase of up to an aggregate of $35.0 million of the Company’s outstanding common stock and/or convertible senior notes (collectively, “securities”). During 2015, the Company repurchased 1,547,361 shares of its common stock at an aggregate value of $13.2 million. During 2016, the Company repurchased 1,766,284 shares of its common stock at an aggregate value of $13.5 million and also repurchased $2.0 million principal amount of its 2020 Notes at a cost of $1.9 million and $6.1 million principal amount of its 2018 Notes at a cost of $6.1 million. As of December 31, 2016, the Company completed the authorized repurchases of securities and retired all of the repurchased securities.

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

In October 2016, the Company issued an aggregate of 2,463 shares of restricted stock at a nominal value to a non-employee director, which vest in January 2017.

All issuances of common stock, including those issued pursuant to stock option and warrant exercises, restricted stock grants and acquisitions, are issued from the Company’s authorized but not issued and outstanding shares.

No dividend was declared or paid in 2015 and 2016.

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

Future annual minimum royalty guarantees as of December 31, 2016 are as follows (in thousands):

2017	$51,950
2018	32,677
2019	7,638
$92,265

The Company has entered into employment and consulting agreements with certain executives expiring through December 31, 2020. The aggregate future annual minimum guaranteed amounts due under those agreements as of December 31, 2016 are as follows (in thousands):

2017	$8,226
2018	5,492
2019	5,332
2020	2,285
$21,335

Note 17—Share-Based Payments

Under its 2002 Stock Award and Incentive Plan (“the Plan”), which incorporated its Third Amended and Restated 1995 Stock Option Plan, the Company has reserved shares of its common stock for issuance upon the exercise of options granted under the Plan, as well as for the awarding of other securities. Under the Plan, employees (including officers), non-employee directors and independent consultants may be granted options to purchase shares of common stock and other securities (Note 15). The vesting of these options and other securities may vary, but typically vest on a step-up basis over a maximum period of 4 years. Restricted shares typically vest in the same manner, with the exception of certain awards vesting over one to two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service period. As of December 31, 2016, 2,378,630 shares were available for future grant. Additional shares may become available to the extent that options or shares of restricted stock presently outstanding under the Plan terminate or expire.

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

During 2015, the Company issued a total of 734,823 shares of restricted stock; of which 660,968 shares of restricted stock (with performance based vesting measures) were issued to two executive officers. Of the 660,968 shares, a total of 612,221 were subsequently forfeited based upon the Company not meeting certain financial targets for the year. A total of 73,855 shares were granted to its non-employee directors. The Company cancelled 51,633 shares of restricted stock due to various non-executive employees departing from the Company prior to shares vesting completely. Also during 2015, certain employees, including an executive officer, surrendered an aggregate of 52,024 shares of restricted stock for $0.4 million to cover income taxes due on the vesting of restricted shares. As of December 31, 2015, 411,409 shares of the restricted stock remained unvested, representing a weighted average grant date fair value of $2.7 million.

During 2016, the Company issued a total of 648,351 shares of restricted stock; of which 583,178 shares of restricted stock (with performance based vesting measures) were issued to two executive officers. Of the 583,178 shares, all were subsequently forfeited based upon the Company not meeting certain financial targets for the year. A total of 65,173 shares were granted to its non-employee directors. The Company cancelled 24,822 shares of restricted stock due to various non-executive employees departing from the Company prior to shares vesting completely. Also during 2016, certain employees, including an executive officer, surrendered an aggregate of 50,719 shares of restricted stock for $1.5 million to cover income taxes due on the vesting of restricted shares. As of December 31, 2016, 196,453 shares of the restricted stock remained unvested, representing a weighted average grant date fair value of $1.4 million.

The following table summarizes the restricted stock award activity, annually, for the years ended December 31, 2014, 2015 and 2016:

	Restricted and Performance Based Stock Awards (RSA)
	Number of Shares	Weighted Average Fair Value

Outstanding, December 31, 2013	721,752	$6.88
Awarded	610,143	6.72
Released	(219,187)	7.99
Forfeited	(544,651)	6.61
Outstanding, December 31, 2014	568,057	6.54
Awarded	734,823	6.81
Released	(227,616)	6.60
Forfeited	(663,855)	6.77
Outstanding, December 31, 2015	411,409	6.61
Awarded	648,351	7.00
Released	(255,307)	6.68
Forfeited	(608,000)	6.88
Outstanding, December 31, 2016	196,453	7.01

As of December 31, 2016, there was $0.8 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of 0.85 years.

The following table summarizes the total share-based compensation expense and related tax benefits recognized (in thousands):

	Year Ended December 31,
	2014	2015	2016

Restricted stock compensation expense	$1,473	$1,562	$1,621
Excess tax benefit related to restricted stock compensation	—	—	548

Stock Options

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period. For the three years in the period ending December 31, 2016, the Company incurred no expense related to stock options previously awarded.

The Company uses the Black-Scholes method of valuation for share-based option awards. In valuing the stock options, the Black-Scholes model incorporates assumptions about stock volatility, expected term of stock options, and risk free interest rate. The valuation is reduced by an estimate of stock option forfeitures.

Stock option activity pursuant to the Plan is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2013	127,144	$20.20
Cancelled	(52,144)	19.50
Outstanding, December 31, 2014	75,000	20.69
Cancelled	(75,000)	20.69
Outstanding, December 31, 2015	—	—

There has been no stock option activity since December 31, 2015.

Non-Employee Stock Warrants

In 2012, the Company granted 1,500,000 stock warrants with an exercise price of $16.28 per share and a five year term to a third party as partial consideration for the exclusive right to use certain recognition technology in connection with the Company’s toy products. The exercise price of the 2012 stock warrants is equal to the volume-weighted average price of the Company’s common stock over the five trading days preceding the date of grant. All warrants vested upon grant and are exercisable over the term of the warrants. At December 31, 2014, 2015 and 2016 all such stock warrants remained outstanding with an exercise price of $16.28 per share and an expiration date of September 12, 2017.

The Company measures the fair value of the warrants granted on the measurement date. The fair value of the 2012 stock warrant is capitalized as an intangible asset and will be amortized to expense in the consolidated statements of operations when the related product is released and the related net sales are recognized, which commenced in the third quarter of 2013.

Note 18—Employee Benefits Plan

The Company sponsors for its U.S. employees, a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Plan provides that employees may defer up to 50% of their annual compensation subject to annual dollar limitations, and that the Company will make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation. Company matching contributions, which vest immediately, totaled $1.9 million, $2.2 million and $2.5 million for the years ended December 31, 2014, 2015 and 2016, respectively.

Note 19—Supplemental Information to Consolidated Statements of Cash Flows

In 2014, certain employees, including an executive officer, surrendered an aggregate of 51,877 shares of restricted stock at a value of less than $0.1 million to cover their income taxes due on the 2014 vesting of the restricted shares granted them in 2013 and prior. Additionally, the Company recognized a $0.1 million excess tax deficiency from the vesting of restricted stock.

In 2015, certain employees, including an executive officer, surrendered an aggregate of 52,024 shares of restricted stock at a value of $0.4 million to cover their income taxes due on the 2015 vesting of the restricted shares granted them in 2014 and prior. Additionally, the Company recognized a nominal excess tax benefit from the vesting of restricted stock.

In 2016, certain employees, including an executive officer, surrendered an aggregate of 50,719 shares of restricted stock at a value of $1.5 million to cover their income taxes due on the 2016 vesting of the restricted shares granted them in 2015 and prior. Additionally, the Company recognized a $0.5 million excess tax benefit from the vesting of restricted stock.

Note 20—Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for the years 2015 and 2016 are summarized below. The Company has derived this data from the unaudited consolidated interim financial statements that, in the Company's opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

	2015				2016
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Net sales	$114,201	$131,106	$337,027	$163,407	$95,809	$140,977	$302,791	$167,026
Gross profit	$35,378	$39,287	$104,329	$49,575	$31,183	$44,800	$94,933	$52,105
Income (loss) from operations	$(4,199)	$(3,008)	$44,628	$(6,891)	$(13,816)	$(1,100)	$34,413	$(2,391)
Income (loss) before provision (benefit) for income taxes	$(7,154)	$(4,414)	$47,239	$(9,078)	$(16,951)	$(3,441)	$31,612	$(5,844)
Net income (loss)	$(7,581)	$(5,727)	$45,864	$(9,386)	$(17,383)	$(4,145)	$30,529	$(7,752)
Basic earnings (loss) per share	$(0.40)	$(0.30)	$2.47	$(0.50)	$(1.01)	$(0.27)	$1.91	$(0.47)
Weighted average shares outstanding	19,090	19,108	18,559	18,781	17,218	16,402	16,044	16,098
Diluted earnings (loss) per share	$(0.40)	$(0.30)	$1.12	$(0.50)	$(1.01)	$(0.27)	$0.82	$(0.47)
Weighted average shares and equivalents outstanding	19,090	19,108	42,562	18,781	17,218	16,402	39,504	16,098

Quarterly and year-to-date computations of income (loss) per share amounts are made independently. Therefore, the sum of the per-share amounts for the quarters may not agree with the per share amounts for the year.

Note 21—Litigation

On July 25, 2013, a purported class action lawsuit was filed in the United States District Court for the Central District of California captioned Melot v. JAKKS Pacific, Inc. et al., Case No. CV13-05388 (JAK) against Stephen G. Berman, Joel M. Bennett (collectively the “Individual Defendants”), and the Company (collectively, “Defendants”). On July 30, 2013, a second purported class action lawsuit was filed containing similar allegations against Defendants captioned Dylewicz v. JAKKS Pacific, Inc. et al., Case No. CV13-5487 (OON). The two cases (collectively, the “Class Action”) were consolidated on December 2, 2013 and a lead plaintiff appointed. A Third Amended Complaint (“TAC”) was filed on March 23, 2015 with similar allegations. The Company filed a motion to dismiss the TAC and that motion was argued on July 22, 2015; after argument it was taken on submission and dismissal with prejudice was ordered on November 18, 2016, and final judgment thereon of dismissal with prejudice was entered on December 12, 2016. The foregoing is a summary of the pleadings and is subject to the text of the pleadings which are on file with the Court.

On February 25, 2014, a shareholder derivative action was filed in the Central District of California by Advanced Advisors, G.P. against the Company, nominally, and against Messrs. Berman, Bennett, Miller, Skala, Glick, Ellin, Almagor, Poulsen and Reilly and Ms. Brodsky (Advanced Partners, G.P., v. Berman, et al., CV14-1420 (DSF)). On March 6, 2014, a second shareholder derivative action alleging largely the same claims against the same defendants was filed in the Central District of California by Louisiana Municipal Police Employees Retirement System (Louisiana Municipal Police Employees Retirement System v. Berman et al., CV14-1670 (GHF)). On April 17, 2014, the cases were consolidated under Case No. 2:14-01420-JAK (SSx) (the “Derivative Action”). On April 30, 2014, a consolidated amended complaint (“CAC”) was filed, which alleged (i) a claim for contribution under Sections 10(b) and 21(D) of the Securities Exchange Act related to allegations made in the Class Action; (ii) derivative and direct claims for alleged violations of Section 14 of the Exchange Act and Rule 14a-9 promulgated thereunder related to allegedly misleading statements about Mr. Berman’s compensation plan in the Company’s October 25, 2013 proxy statement; (iii) derivative claims for breaches of fiduciary duty related to the Company’s response to an unsolicited indication of interest from Oaktree Capital, stock repurchase, standstill agreement with the Clinton Group, and decisions related to the NantWorks joint venture; and (iv) claims against Messrs. Berman and Bennett for breach of fiduciary duty related to the Class Action. The CAC seeks compensatory damages, pre-judgment and post-judgment interest, and declaratory and equitable relief. The foregoing is a summary of the CAC and is subject to the text of the CAC, which is on file with the Court. A motion to dismiss the CAC or, in the alternative, to stay the CAC, was filed in May 2014. The Court granted the motion in part and denied the motion in part with leave for plaintiff to file an amended pleading. Plaintiff declined to do so. Accordingly, claims (i), (ii) and (iv) were dismissed and only the elements of claim (iii) not relating to the NantWorks joint venture remained. Thus, there were no surviving claims against Messrs. Poulsen, Reilly and Bennett and Ms. Brodsky and the Court approved the parties’ stipulation to strike their names as defendants in the CAC. Pleadings in response to the CAC were filed on October 30, 2014, which are on file with the Court. The matter was referred to mediation by the Court and the parties, at the mediation, reached an agreement in principle to resolve the action. Thereafter the parties entered into a memorandum of such agreement, subject to Court approval. A motion was filed seeking preliminary approval of the settlement and establishment of the procedure for final approval of the settlement; preliminary approval of the settlement was granted and a hearing regarding final approval of the proposed settlement and attorneys’ fees in connection therewith took place on November 2, 2015. At the hearing, the Judge indicated that he would approve the settlement with a formal order, and that was done in November 2016. The impact of the settlement has been reflected in the consolidated financial statements.

The Company is a party to, and certain of its property is the subject of, various pending claims and legal proceedings that routinely arise in the ordinary course of its business, but the Company does not believe that any of these claims or proceedings will have a material effect on its business, financial condition or results of operations.

Note 22—Subsequent Events

During January and February 2017, the Company entered into exchange transactions with holders of its 4.25% convertible senior notes (due 2018) to exchange at par an aggregate of approximately $39.1 million principal amount of such notes for 2.9 million shares of its common stock and approximately $24.1 million in cash. After these exchanges, the remaining balance of the principal amount of the 2018 Notes was reduced to approximately $54.7 million.

In March 2017, the Company entered into an agreement with Hongkong Meisheng Culture Company Ltd. ("Meisheng Culture Company") to sell 3,660,891 shares of the Company's common stock to Meisheng Culture Company for a total purchase price of $19.3 million. The transaction is subject to approval by the shareholders of Meisheng Culture Company's parent company (Meisheng Culture & Creative Corp., Ltd.), and regulatory filings in China by Meisheng Culture Company. Meisheng Culture & Creative Corp., Ltd. is one of the Company's joint venture partners (Note 2).

JAKKS PACIFIC, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2014, 2015 and 2016

 Allowances are deducted from the assets to which they apply, except for sales returns and allowances.

	Balance at	Charged to		Balance
	Beginning	Costs and		at End
	of Period	Expenses	Deductions	of Period
	(In thousands)
Year ended December 31, 2014:
Allowance for:
Uncollectible accounts	$2,928	$1,545	$(1,209)	$3,264
Reserve for potential product obsolescence	9,487	5,524	(7,134)	7,877
Reserve for sales returns and allowances	31,374	44,741	(51,638)	24,477
	$43,789	$51,810	$(59,981)	$35,618
Year ended December 31, 2015:
Allowance for:
Uncollectible accounts	$3,264	$(143)	$(407)	$2,714
Reserve for potential product obsolescence	7,877	1,511	(1,337)	8,051
Reserve for sales returns and allowances	24,477	42,507	(49,717)	17,267
	$35,618	$43,875	$(51,461)	$28,032
Year ended December 31, 2016:
Allowance for:
Uncollectible accounts	$2,714	$303	$(153)	$2,864
Reserve for potential product obsolescence	8,051	(161)	(273)	7,617
Reserve for sales returns and allowances	17,267	50,582	(51,425)	16,424
	$28,032	$50,724	$(51,851)	$26,905

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report, have concluded that as of December 31, 2016, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in the reports we file or submit with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control — Integrated Framework (2013) . We believe that, as of December 31, 2016, our internal control over financial reporting was effective based upon those criteria.

Our independent registered public accounting firm has issued a report on our internal control over financial reporting. This report appears below.

Report of the Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JAKKS Pacific, Inc.
Santa Monica, California

We have audited JAKKS Pacific, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). JAKKS Pacific, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, JAKKS Pacific, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of JAKKS Pacific, Inc. as of December 31, 2015 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Los Angeles, California
March 16, 2017

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Positions with the Company

Stephen G. Berman	52	Chief Executive Officer, President, Secretary and Director
Joel M. Bennett	55	Executive Vice President and Chief Financial Officer
John J. McGrath	51	Chief Operating Officer
Michael S. Sitrick	69	Director
Murray L. Skala	70	Director
Alexander Shoghi	35	Director
Rex H. Poulsen	65	Director
Michael J. Gross	41	Director

Stephen G. Berman has been our Chief Operating Officer (until August 23, 2011) and Secretary and one of our directors since co-founding JAKKS in January 1995. From February 17, 2009 through March 31, 2010 he was also our Co-Chief Executive Officer and has been our Chief Executive Officer since April 1, 2010. Since January 1, 1999, he has also served as our President and since October 23, 2015 he has also served as our Chairman. From our inception until December 31, 1998, Mr. Berman was also our Executive Vice President. From October 1991 to August 1995, Mr. Berman was a Vice President and Managing Director of THQ International, Inc., a subsidiary of THQ. From 1988 to 1991, he was President and an owner of Balanced Approach, Inc., a distributor of personal fitness products and services.

John J. (Jack) McGrath is our Chief Operating Officer. He was our Executive Vice President of Operations from December 2007 until August 2011 when he became our Chief Operating Officer. Mr. McGrath was our Vice President of Marketing from 1999 to August 2003 and became a Senior Vice President of Operations in August 2003 and Executive Vice President of Operations in December 2007. From January 1992 to December 1998, Mr. McGrath was Director of Marketing at Mattel Inc. and prior thereto he was a PFC in the U.S. Army. Mr. McGrath holds a Bachelor of Science degree in Marketing.

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

Michael S. Sitrick has been a director since December 19, 2014. Since November 2009, Mr. Sitrick is the chairman and chief executive officer of Sitrick Brinko LLC, a subsidiary of Resources Connection, Inc. (NASDAQ: RECN)., and the successor to Sitrick And Company which he founded in 1989 and was its founder, chairman and chief executive officer until he sold it to Resources Connection, Inc. in 2009, which is a public relations, strategic communications and crisis management company providing advice and counseling to some of the country’s largest corporations, non-profits and governmental agencies, in many areas including mergers and acquisitions, litigation support, corporate positioning and repositioning, developing and implementing strategies to deal with short sellers, executive transitions and government investigations. Prior thereto he was an executive and Senior Vice President – Communications for Wickes Companies, Inc. (from 1981to1989), head of Communications and Government Affairs for National Can Corporation (from 1974 to 1981) and Group Supervisor at Selz, Seabolt and Associates before that. Prior thereto Mr. Sitrick was Assistant Director of Public Information in the Richard J. Daley administration in Chicago and worked as a reporter. Mr. Sitrick is a published author, frequent lecturer, a former board member at two public companies (both of which were sold) and a current and former board member of several charitable organizations. He holds a B.S. degree in Business Administration and a major in Journalism from the University of Maryland, College Park.

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

Rex H. Poulsen has been a director since December 26, 2012. Mr. Poulsen is currently a partner in the Glendale, California office of Hutchinson and Bloodgood LLP, a regional certified public accounting and consulting firm registered with the PCAOB. Mr. Poulsen has been continuously licensed as a Certified Public Accountant since 1974, and has spent most of his career with public accounting firms as an independent auditor of both private and publicly-held companies. Mr. Poulsen also has extensive experience in assisting companies in the areas of due diligence, valuation and other services related to the purchase and sale of businesses, as well as providing services in connection with litigation matters including forensic accounting  assignments and expert witness testimony. Mr. Poulsen received a Bachelor of Science degree in Accounting from Weber State University in 1973, and is a member of the American Institute of Certified Public Accountants.

Michael J. Gross has been a director since October 19, 2016. Michael Gross has been the Vice Chairman of WeWork LLC since July 2015 and was its CFO from October 2013 to July 2015. Prior to joining WeWork LLC, Michael was appointed to the Board of Directors of Morgans Hotel Group from October 2009 to June 2013 and was its CEO from March 2011 to September 2013. From January 2008 until March 2011 Michael partnered with The Yucaipa Companies focusing on retail and consumer investment opportunities. From 1998 to 2007, Michael focused on consumer, retail and real estate companies with various investment and research roles at Prentice Capital Management, S.A.C. Capital Advisors, Lehman Brothers Inc., Salomon Smith Barney and Granite Partners. Michael graduated with a Bachelor of Science from Cornell University’s School of Hotel Administration.

Mr. Fergus McGovern was a director from December 19, 2014 until his unexpected and untimely death on February 27, 2016.

A majority of our directors are “independent,” as defined under the rules of Nasdaq. Such independent directors are Messrs. Sitrick, Poulsen, Shoghi and Gross. Our directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Our officers are elected annually by our Board of Directors and serve at its discretion. None of our current independent directors have served as such for more than the past five years and were initially selected for their experience as a businessman (Sitrick and Gross); for financial expertise (Poulsen and Gross); or capital management expertise (Shoghi). We believe that our board is best served by benefiting from this blend of business and financial expertise and experience. Our remaining directors consist of our chief executive officer (Berman) who brings management’s perspective to the board’s deliberations and, our longest serving director (Skala), who, as an attorney with many years’ experience advising businesses, is able to provide guidance to the board from a legal perspective.

Committees of the Board of Directors

We have an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.  The Capital Allocation Committee was established as a standing committee in February 2016.

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

Compensation Committee. In addition to risk oversight functions, the functions of the Compensation Committee are to make recommendations to the Board regarding compensation of management employees and to administer plans and programs relating to employee benefits, incentives, compensation and awards under our 2002 Stock Award and Incentive Plan (the “2002 Plan”). Messrs. Sitrick (Chairman) and Poulsen are the current members of the Compensation Committee. The Board has determined that each of them is “independent,” as defined under the applicable rules of the Nasdaq Stock Market. A copy of the Compensation Committee’s Charter is available on our website at www.jakks.com. Executive officers that are members of our Board make recommendations to the Compensation Committee with respect to the compensation of other executive officers that are not on the Board. Except as otherwise prohibited, the Committee may delegate its responsibilities to subcommittees or individuals. The Compensation Committee has the authority, in its sole discretion, to retain or obtain advice from a compensation consultant, legal counsel or other advisor and is directly responsible for the appointment, compensation and oversight of such persons. The Company provides the appropriate funding to such persons as determined by the Compensation Committee. The Compensation Committee conducts an independence assessment of its outside advisors using the six factors contained in Exchange Act Rule 10C-1. The Compensation Committee receives legal advice from our outside general counsel and for 2015 retained Lipis Consulting, Inc. (“LCI”), a compensation consulting firm, which provides advice directly to the Compensation Committee. The Compensation retained Willis Towers Watson (“WTW”), a compensation consulting firm, to advise it in 2016. WTW provides advice directly to the Compensation Committee.

The Compensation Committee also annually reviews the overall compensation of our executive officers for the purpose of determining whether discretionary bonuses should be granted. In 2015, LCI presented a report to the Compensation Committee comparing our performance, size and executive compensation levels to those of peer group companies. LCI also reviewed with the Compensation Committee the base salaries, annual bonuses, total cash compensation, long-term compensation and total compensation of our senior executive officers relative to those companies. The performance comparison presented to the Compensation Committee each year includes a comparison of our total shareholder return, earnings per share growth, sales, net income (and one-year growth of both measures) to the peer group companies. The Compensation Committee reviews this information along with details about the components of each executive officer’s compensation. LCI also provided guidance to the Compensation Committee with respect to the extension of Messrs. McGrath’s and Bennett’s employment agreements (see “ - Employment Agreements and Termination of Employment Arrangements”). The Compensation Committee consulted with Frederick W. Cook & Co., Inc. (“FWC"), a compensation consulting firm, in 2012 with respect to determination of a portion of Mr. Berman’s bonus criteria for 2012, and in 2013 with respect to determination of a portion of his bonus criteria for 2013, and in 2014 with respect to the determination of a portion of his bonus criteria for 2014. The Compensation Committee also consulted with FWC in 2013 with respect to a portion of Mr. McGrath’s bonus criteria for 2013 and in 2014 with respect to a portion of his bonus criteria for 2014. The Compensation Committee consulted with LCI with respect to establishing the bonus criteria for Messrs. Berman and McGrath for 2015. The Compensation Committee consulted with WTW with respect to the amendments to the employment agreements for Messrs. Berman and McGrath in 2016.

Nominating and Corporate Governance Committee. In addition to risk oversight functions, the functions of the Nominating and Corporate Governance Committee are to develop our corporate governance system and to review proposed new members of our Board of Directors, including those recommended by our stockholders. Messrs. Poulsen (Chairman) and Sitrick are the current members of our Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates pursuant to a written charter adopted by the Board. The full text of the charter is available on our website at www.jakks.com. The Board has determined that each member of this Committee is “independent,” as defined under the applicable rules of the Nasdaq Stock Market.

The Nominating and Corporate Governance Committee will review, on an annual basis, the composition of our Board of Directors and the ability of its current members to continue effectively as directors for the upcoming fiscal year. The Nominating and Corporate Governance Committee established the position of Chairman of the Board in 2015.  In the ordinary course, absent special circumstances or a change in the criteria for Board membership, the Nominating and Corporate Governance Committee will renominate incumbent directors who continue to be qualified for Board service and are willing to continue as directors. If that Committee thinks it is in our best interests to nominate a new individual for director in connection with an annual meeting of stockholders, or if a vacancy on the Board occurs between annual stockholder meetings or an incumbent director chooses not to run, the nominating committee will seek out potential candidates for Board appointment who meet the criteria for selection as a nominee and have the specific qualities or skills being sought. Director candidates will be selected based on input from members of the Board, our senior management and, if the Committee deems appropriate, a third-party search firm. The Nominating and Corporate Governance Committee will evaluate each candidate’s qualifications and check relevant references and each candidate will be interviewed by at least one member of that Committee. Candidates meriting serious consideration will meet with all members of the Board. Based on this input, the Nominating and Corporate Governance Committee will evaluate whether a prospective candidate is qualified to serve as a director and whether the Committee should recommend to the Board that this candidate be appointed to fill a current vacancy on the Board, or presented for the approval of the stockholders, as appropriate.

Stockholder recommendations for director nominees are welcome and should be sent to our Chief Financial Officer, who will forward such recommendations to our Nominating and Corporate Governance Committee, and should include the following information: (a) all information relating to each nominee that is required to be disclosed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (b) the names and addresses of the stockholders making the nomination and the number of shares of our common stock which are owned beneficially and of record by such stockholders; and (c) appropriate biographical information and a statement as to the qualification of each nominee, and must be submitted in the time frame described under the appropriate caption in our proxy statement. The Nominating and Corporate Governance Committee will evaluate candidates recommended by stockholders in the same manner as candidates recommended by other sources, using additional criteria, if any, approved by the Board from time to time. Our stockholder communication policy may be amended at any time with the consent of our Nominating and Corporate Governance Committee.

Pursuant to the Director Resignation Policy adopted by our Board following our 2014 Annual Meeting, in the event a nominee for director in an uncontested election receives less than a majority of the votes cast, the director must submit his resignation to the Board.  The Nominating and Corporate Governance Committee then considers such resignation and makes a recommendation to our Board concerning the acceptance or rejection of such resignation.  This procedure was implemented following our 2016 Annual Meeting when Mr. Shoghi did not receive a majority of the votes and the Nominating and Corporate Governance Committee recommended that his resignation not be accepted, which recommendation was accepted by the Board.

Capital Allocation Committee. In addition to assisting the Board and management in reviewing the Company’s capital structure and material capital allocation decisions, the Board established the Capital Allocation Committee to assist the Board and management in reviewing strategic investments, and acquisitions and dispositions and other opportunities for maximizing shareholder value. In furtherance of such purposes, the Committee’s responsibilities include review of the Company’s financial strategies, including debt and equity issuances, repurchases of debt and bank credit facilities. The Committee is also responsible to consider and, if implemented, review the Corporation's dividend and share repurchase policies and programs and other strategies to return capital to stockholders. Messrs. Sitrick (Chairman) and Poulsen are the current members of the Capital Allocation Committee. The Board has determined that each of them is “independent” as defined under the applicable rules of the NASDAQ stock market. A copy of the Capital Allocation Committee’s charter is available on our website at www.jakks.com. The Committee does not have any authority or responsibility with respect to matters delegated by the Board to the Corporation's Audit, Compensation or Nominating and Governance Committees. The Committee has the authority, in its discretion, to retain independent consultants, counsel and other advisors, and the Company pays for the expenses of retaining such persons as determined by the Capital Allocation Committee. The Capital Allocation Committee reviewed with management and the Board and financial advisors to the Board regarding the Company’s share and convertible debt repurchases.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during 2016 and Forms 5 and amendments thereto furnished to us with respect to 2016, all of our directors filed a Form 4 late but all other Forms 3, 4 and 5 required to be filed during 2016 by our directors and executive officers were done so on a timely basis.

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

Pursuant to our Code of Conduct (a copy of which may be found on our website, www.jakks.com), all of our employees are required to disclose to our General Counsel, the Board of Directors or any committee established by the Board of Directors to receive such information, any material transaction or relationship that reasonably could be expected to give rise to actual or apparent conflicts of interest between any of them, personally, and us. In addition, our Code of Conduct also directs all employees to avoid any self-interested transactions without full disclosure. This policy, which applies to all of our employees, is reiterated in our Employee Handbook which states that a violation of this policy could be grounds for termination. In approving or rejecting a proposed transaction, our General Counsel, Board of Directors or designated committee will consider the facts and circumstances available and deemed relevant, including but not limited to, the risks, costs and benefits to us, the terms of the transactions, the availability of other sources for comparable services or products, and, if applicable, the impact on director independence. Upon concluding their review, they will only approve those agreements that, in light of known circumstances, are in or are not inconsistent with, our best interests, as they determine in good faith.

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

Administration and Process

Our executive compensation program is administered by the Compensation Committee. The Compensation Committee receives legal advice from our outside general counsel and has retained Willis Towers Watson (“WTW”), a compensation consulting firm, which provides advice directly to the Compensation Committee. Historically, the base salary, bonus structure and the long-term equity compensation of our executive officers are governed by the terms of their individual employment agreements (see “Employment Agreements and Termination of Employment Arrangements”) and we expect that to continue in the future. With respect to our chief executive officer and president and our chief operating officer the Compensation Committee, with input from WTW, establishes target performance levels for incentive bonuses based on a number of factors that are designed to further our executive compensation objectives, including our performance, the compensation received by similarly-situated executive officers at peer group companies, the conditions of the markets in which we operate and the relative earnings performance of peer group companies.

Historically, a factor given considerable weight in establishing bonus performance criteria is Adjusted EPS which is the net income per share of our common stock calculated on a fully-diluted basis in accordance with GAAP, applied on a basis consistent with past periods, as adjusted in the sole discretion of the Compensation Committee to take account of extraordinary or special items.

As explained in greater detail below (see “Employment Agreements and Termination of Employment Arrangements”), pursuant to a September 2012 amendment to Mr. Berman’s employment agreement, commencing in 2013, his annual bonus was restructured so that part of it was capped at 300% of his base salary and the performance criteria and vesting are solely within the discretion of the Compensation Committee, which established all of the criteria during the first quarter of each fiscal year for that year’s bonus, based upon financial and non-financial factors selected by the Compensation Committee, and another part of his annual performance bonus is based upon the success of a joint venture entity we initiated in September 2012. The portion of the bonus equal to 200% of base salary is payable in cash and the balance in restricted stock vesting over three years. In addition, the annual grant of $500,000 of restricted stock was changed to $3,500,000 of restricted stock and the vesting criteria was also changed from being solely based upon established EPS targets to being based upon performance standards established by the Compensation Committee during the first quarter of each year. On June 7, 2016 we further amended the employment agreement to provide, among other things, for (i) extension of the term to December 31, 2020; (ii) modification of the performance and vesting standards for each $3.5 million Annual Restricted Stock Grant (“Berman Annual Stock Grant”) provided for under Section 3(b) of his Employment Agreement, effective as of January 1, 2017, so that 40% ($1.4 million) of each Berman Annual Stock Grant will be subject to time vesting in four equal annual installments over four years and 60% ($2.1 million) of each Berman Annual Stock Grant will be subject to three year “cliff vesting” (i.e. payment is based upon performance at the close of the three year performance period), with vesting of each Berman Annual Stock Grant determined by the following performance measures: (a) total shareholder return as compared to the Russell 2000 Index (weighted 50%), (b) net revenue growth as compared to our peer group (weighted 25%) and (c) EBITDA growth as compared to our peer group (weighted 25%); and (iii) modification of the performance measures for award of his Annual Performance Bonus equal to up to 300% of Base Salary (“Berman Annual Bonus”) provided for under Section 3(d) of his Employment Agreement, effective as of January 1, 2017, so that the performance measures will be based only upon net revenues and EBITDA, each performance measure weighted 50%, and with the specific performance criteria applicable to each Berman Annual Bonus determined by the Compensation Committee during the first quarter of each fiscal year; and (iv) increase Mr. Berman’s base salary to $1,450,000 effective June 1, 2016 subject to annual increases of at least $25,000 per year thereafter.

On August 23, 2011 we entered into an amended employment agreement with John J. (Jack) McGrath whereby he became Chief Operating Officer. As disclosed in greater detail below, Mr. McGrath’s employment agreement also provides for fixed and adjustable bonuses payable based upon adjusted EPS, which targets are set in the agreement, based upon input from our outside consulting firm, with the adjustable bonus capped at a maximum of 125% of base salary. On March 31, 2015, the Compensation Committee increased for 2015 the performance bonus that can be earned by Mr. McGrath from a maximum of up to 125% of his base salary to a maximum of up to 150% of his base salary, subject to achievement of certain performance based conditions established by the Committee, and also awarded Mr. McGrath the opportunity to earn an additional $925,000 of restricted stock subject to achievement of certain performance based vesting conditions. On September 29, 2016 we entered into a Fourth Amendment to the employment agreement with Mr. McGrath which provides, among other things, for (i) extension of the term December 31, 2020; (i) modification of the performance and vesting standards for each Annual Restricted Stock Grant (“McGrath Annual Stock Grant”) provided for under Section 3(d) of his Employment Agreement, effective as of January 1, 2017, as follows: each McGrath Annual Stock Grant will be equal to $1 million, and 40% ($0.4 million) of each McGrath Annual Stock Grant will be subject to time vesting in four equal annual installments over four years, and 60% ($0.6 million) of each McGrath Annual Stock Grant will be subject to three year “cliff vesting” (i.e. vesting is based upon satisfaction of the performance measures at the close of the three year performance period), determined by the following performance measures: (A) total shareholder return as compared to the Russell 2000 Index (weighted 50%), (B) net revenue growth as compared to our peer group (weighted 25%) and (C) growth in Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) as compared to our peer group (weighted 25%); and (iii) modification of the Annual Performance Bonus (“McGrath Annual Bonus”) provided for under Section 3(e) of his Employment Agreement, effective as of January 1, 2017, as follows: the McGrath Annual Bonus will be equal to up to 125% of base salary, and the actual amount will be determined by performance measures based upon net revenues and EBITDA, each performance measure weighted 50%, and with the specific performance criteria applicable to each McGrath Annual Bonus determined by the Compensation Committee during the first quarter of each fiscal year, and payable in cash (up to 100% of base salary) and shares of our common stock (any excess over 100% of base salary) with the shares of stock vesting over three years in equal quarterly installments.

While the Compensation Committee does not establish target performance levels for our chief financial officer, it does consider similar factors when determining such officer’s bonus. The employment agreement for Mr. Bennett expired on December 31, 2009 and from January 1, 2010 through October 20, 2011 Mr. Bennett was an employee at will until his entry into a new employment agreement dated October 21, 2011. Prior to its expiration, the agreement authorized our Compensation Committee and Board of Directors to award an annual bonus to Mr. Bennett in an amount up to 50% of his salary as the Committee or Board determined in its discretion and also gave the Compensation Committee and the Board the discretionary authority to pay Mr. Bennett additional incentive compensation as it determined. Mr. Bennett’s new employment agreement does not contain a limitation on the percentage of salary that can be granted as a bonus. On February 18, 2014, we entered into a Continuation and Extension of Term of Employment Agreement with respect to Mr. Joel M. Bennett’s Employment Agreement dated October 21, 2011 such that it is deemed to have been renewed and continued from January 1, 2014 without interruption and it was extended through December 31, 2015. On June 11, 2015 Mr. Bennett’s employment agreement was extended through December 31, 2017.

The current employment agreements with our named executive officers also gives the Compensation Committee the authority to award additional compensation to each of them as it determines in its sole discretion based upon criteria it establishes.

The Compensation Committee also annually reviews the overall compensation of our named executive officers for the purpose of determining whether discretionary bonuses should be granted. In 2016, WTW presented a report to the Compensation Committee comparing our performance, size and executive compensation levels to those of peer group companies. WTW also reviewed with the Compensation Committee the base salaries, annual bonuses, total cash compensation, long-term compensation and total compensation of our senior executive officers relative to those companies. The performance comparison presented to the Compensation Committee each year includes a comparison of our total shareholder return, earnings per share growth, sales, net income (and one-year growth of both measures) to the peer group companies. The Compensation Committee reviews this information along with details about the components of each named executive officer’s compensation.

Peer Group

One of the factors considered by the Compensation Committee is the relative performance and the compensation of executives of peer group companies. The peer group is comprised of a group of the companies selected in conjunction with WTW that we believe provides relevant comparative information, as these companies represent a cross-section of publicly-traded companies with product lines and businesses similar to our own throughout the comparison period. The composition of the peer group is reviewed annually and companies are added or removed from the group as circumstances warrant. For the last fiscal year, the peer group companies utilized for executive compensation analysis, which, except for the removal of Leapfrog Enterprises, Inc. and the addition of Deckers Outdoor Corporation, remained the same as in the previous year were:

●	Activision Blizzard, Inc.
●	Deckers Outdoor Corporation
●	Electronic Arts, Inc.
●	Hasbro, Inc.
●	Mattel, Inc.
●	Take-Two Interactive, Inc.

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

Base Salary

Mr. Berman received compensation in 2016 pursuant to the terms of his employment agreement; Mr. McGrath became an executive officer on August 23, 2011 pursuant to the terms of an amendment to his employment agreement and Mr. Bennett entered into a new employment agreement on October 21, 2011 which was extended in 2015. As discussed in greater detail below, the employment agreement for Mr. Berman was to expire on December 31, 2010 and Mr. Bennett’s employment agreement expired on December 31, 2013. Effective November 11, 2010, Mr. Berman entered into an amended and restated employment agreement, which was further amended in 2012 and 2016. Pursuant to the terms of their employment agreements as in effect on December 31, 2013, Messrs. Berman, McGrath, and Bennett each receive a base salary which is increased automatically each year by at least $25,000 for Mr. Berman and $15,000 for each of Messrs. McGrath and Bennett pursuant to the terms of their respective employment agreements. Mr. Bennett’s extended employment agreement, which now expires in 2017, does not provide for automatic annual increases in base salary. Any further increase in base salary, as the case may be, is determined by the Compensation Committee based on a combination of two factors. The first factor is the Compensation Committee’s evaluation of the salaries paid in peer group companies to executives with similar responsibilities. The second factor is the Compensation Committee’s evaluation of the executive’s unique role, job performance and other circumstances. Evaluating both of these factors allows us to offer a competitive total compensation value to each individual named executive officer taking into account the unique attributes of, and circumstances relating to, each individual, as well as marketplace factors. This approach has allowed us to continue to meet our objective of offering a competitive total compensation value and attracting and retaining key personnel. Based on its review of these factors, the Compensation Committee determined not to increase the base salary of each of Messrs. Berman, McGrath and Bennett above the contractually required minimum increase in 2016 as unnecessary to maintain our competitive total compensation position in the marketplace. Pursuant to the 2016 amendment to his employment agreement, Mr. Berman’s base salary as of June 1, 2016 was increased to $1,450,000.

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

The employment agreements as in effect on January 1, 2016 for Messrs. Berman and McGrath provided for an incentive cash bonus award based on a percentage of each participant’s base salary if the performance goals set by the Compensation Committee are met for that year. The employment agreements mandated that the specific criteria to be used is growth in earnings per share and the Compensation Committee sets the various target thresholds to be met to earn increasing amounts of the bonus up to a maximum of 200% of base salary for Mr. Berman and 125% for Mr. McGrath, although the Compensation Committee has the ability to increase the maximum in its discretion. Commencing in 2012, the Compensation Committee is required to meet to establish criteria for earning the annual performance bonus (and with respect to Mr. Berman, any additional annual performance bonus) during the first quarter of the year. As described elsewhere herein, Mr. Berman’s employment agreement was further amended in 2016.

The employment agreements as in effect on January 1, 2016 for Messrs. Berman, McGrath and Bennett contemplate that the Compensation Committee may grant discretionary bonuses in situations where, in its sole judgment, it believes they are warranted. The Compensation Committee approaches this aspect of the particular executive’s compensation package by looking at the other components of the executive’s aggregate compensation and then evaluating if any additional compensation is appropriate to meet our compensation goals. As part of this review, the Compensation Committee, with significant input from WTW, collects information about the total compensation packages in our peer group and various indicia of performance by the peer group such as sales, one-year sales growth, net income, one-year net income growth, market capitalization, size of companies, one- and three-year stockholder returns, etc. and then compares such data to our corresponding performance data. Based upon our philosophy of executive compensation described above, after not approving any discretionary bonuses in 2012 and 2013, in light of the Company’s turn-around in 2014 the Compensation Committee approved discretionary bonuses for 2014 to Messrs. Berman, McGrath and Bennett in the amounts of $417,250, $31,550 and $207,000, respectively, and in light of its continuing turn-around in 2015 approved discretionary bonuses for 2015 to Messrs. Berman, McGrath and Bennett in the amounts of $150,000, $50,000 and $142,500, respectively, and for 2016 approved a discretionary bonus of $652,500 for Mr. Berman.

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

Mr. Berman’s 2010 amended and restated employment provided for annual grants of $500,000 of restricted stock which vest in equal annual installments through January 1, 2017, which was one year following the life of the agreement, subject to meeting the 3% vesting condition, as defined in the agreement. As described in greater detail below, pursuant to the 2012 amendment, commencing in 2013, this bonus changed to $3,500,000 of restricted stock to be earned based upon performance targets established by the Compensation Committee during the first quarter of each year. Mr. McGrath’s amended employment agreement provides for annual grants of $75,000 of restricted stock which vests in equal installments over three years subject to meeting certain EPS milestones. As explained in greater detail below (see “Employment Agreements and Termination of Employment Arrangements”), it was changed to $1,000,000 effective January 1, 2017 subject in part to time vesting over four years and in part subject to performance milestones with cliff vesting spread over three years. The Company did not meet the vesting requirements contained in either employment agreement for 2014 so both of Messrs. Berman and McGrath forfeited their stock awards for 2014. For 2015, due to missed milestones, Mr. Berman forfeited all but 7.5% of his annual grant and Mr. McGrath forfeited all of his annual grant. For 2016, due to missed milestones, both of Messrs. Berman and McGrath forfeited their stock awards. As explained in greater detail below (see “ Employment Agreements and Termination of Employment Arrangements ”), Mr. Berman’s employment agreement also provides for an annual performance bonus. Commencing in 2012, the criteria for earning such bonus are to be established by the Compensation Committee. This bonus, if earned, is payable partially in cash and partially in shares of restricted common stock. Mr. Berman’s agreement also provides for an additional annual performance bonus, payable solely in shares of restricted stock, which can be earned by Mr. Berman if the Company’s performance meets certain criteria to be established by the Compensation Committee during the first quarter of each year.

After a review of all of the factors discussed above, the Compensation Committee determined that, in keeping with our compensation objectives, and in light of the discretionary bonus already approved, Mr. Berman was not awarded a long term bonus for 2016.

Other Benefits and Perquisites

Our executive officers participate in the health and dental coverage, life insurance, paid vacation and holidays, 401(k) retirement savings plans and other programs that are generally available to all of the Company’s employees.

The provision of any additional perquisites to each of the named executive officers is subject to review by the Compensation Committee. Historically, these perquisites include payment of an automobile allowance and matching contributions to a 401(k) defined contribution plan. In 2016, the named executive officers were granted the following perquisites:  automobile allowance and 401(k) plan matching contribution. We value perquisites at their incremental cost to us in accordance with SEC regulations.

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

Impact of Shareholder Advisory Vote

At our 2016 annual meeting, our shareholders approved our current executive compensation with over 64% of all shares actually voting on the issue (over 40% of all outstanding shares whether or not voting) affirmatively giving their approval. Accordingly, we believe that this vote ratifies our executive compensation philosophy and policies, as currently adopted and implemented, and we intend to continue such philosophy and policies.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis (the “CD&A”) for the year ended December 31, 2016. In reliance on the reviews and discussions referred to above, the compensation committee recommended to the board, and the board has approved, that the CD&A be furnished in the annual report on Form 10-K for the year ended December 31, 2016.

By the Compensation Committee of the Board of Directors:

Michael S. Sitrick, Chairman
Rex H. Poulsen, Member

Summary Compensation Table– 2014-2016

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Stephen G. Berman	2016	1,372,916	652,500	―	―	―	―	30,000	2,055,416
Chief Executive Officer,	2015	1,240,000	1,241,200	262,500	—	—	—	30,000	2,773,700
President and Secretary	2014	1,215,000	1,450,000	―	—	—	—	30,000	2,695,000

John J. McGrath	2016	675,000	―	―	―	―	―	26,400	701,400
Chief Operating Officer	2015	660,000	566,600	69,378	—	—	—	26,400	1,322,378
	2014	645,000	425,000	―	—	―	―	26,400	1,096,400

Joel M. Bennett	2016	490,000	―	―	―	―	―	24,000	514,000
Executive Vice President	2015	475,000	142,500	―	―	―	―	24,000	641,500
and Chief Financial Officer	2014	460,000	207,000	—	—	—	—	24,000	691,000

(1)
Represents automobile allowances paid in the amount of $18,000, $14,400 and $12,000 to each of Messrs. Berman, McGrath and Bennett, respectively, for 2014, 2015 and 2016; amount also includes matching contributions made by us to the Named Officer’s 401(k) defined contribution plan in the amount of $12,000, $12,000 and $12,000, respectively, for 2014, 2015 and 2016, for each of Messrs. Berman, McGrath and Bennett. See “Employee Pension Plan.”

The following table sets forth certain information regarding all equity-based compensation awards outstanding as of December 31, 2016 by the Named Officers:

Outstanding Equity Awards At Fiscal Year-end

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Stephen G. Berman	—	—	—	—	—	28,106	144,746	—	—

John J. McGrath	—	—	—	—	—	6,762	34,824	—	—

Joel M. Bennett	—	—	—	—	—	—	—	—	—

(1)	The product of (x) $5.15 (the closing sale price of the common stock on December 31, 2016) multiplied by (y) the number of unvested restricted shares outstanding.

The following table sets forth certain information regarding amount realized upon the vesting and exercise of any equity-based compensation awards during 2016 by the Named Officers:

Options Exercises And Stock Vested-2016

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Stephen G. Berman	—	—	—	—

John J. McGrath	—	—	—	—

Joel M. Bennett	—	—	—	—

Potential Payments upon Termination or Change in Control

The following tables describe potential payments and other benefits that would have been received by each Named Officer at, following or in connection with any termination, including, without limitation, resignation, severance, retirement or a constructive termination of such Named Officer, or a change in control of our Company or a change in such Named Officer’s responsibilities on December 31, 2016. The potential payments listed below assume that there is no earned but unpaid base salary at December 31, 2016.

Stephen G. Berman

	Upon Retirement		Quits For “Good Reason” (2)	Upon Death		Upon “Disability” (3)		Termination Without “Cause”	Termination For “Cause” (4)		Involuntary Termination In Connection with Change of Control(5)
Base Salary	$	―	$5,800,000	$	―	$	―	$5,800,000	$	―	$6,630,897	(6)
Restricted Stock - Performance-Based		―	―		―		―	―		―	―
Annual Cash Incentive Award (1)		―	―		―		―	―		―	―

(1) Assumes that if the Named Officer is terminated on December 31, 2016, they were employed through the end of the incentive period.

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

(6)  Under the terms of Mr. Berman’s employment agreement (see “ - Employment Agreements”), if a change of control occurs and within two years thereafter Mr. Berman is terminated without “Cause” or quits for “Good Reason”, then he has the right to receive a payment equal to 2.99 times his then current base amount as defined in the Code (which was $2,217,691 in 2016).

John J. McGrath

	Upon Retirement		Quits For “Good Reason” (2)	Upon Death		Upon “Disability” (3)		Termination Without “Cause”	Termination For “Cause” (4)		Involuntary Termination In Connection with Change of Control(5)
Base Salary	$	―	$2,700,000	$	―	$	―	$2,700,000	$	―	$2,700,000	(6)
Restricted Stock - Performance-Based		―	―		―		―	―		―	―
Annual Cash Incentive Award (1)		―	―		―		―	―		―	―

(1) Assumes that if the Named Officer is terminated on December 31, 2016, they were employed through the end of the incentive period.

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

Joel M. Bennett

	Upon Retirement		Quits For “Good Reason” (2)	Upon Death		Upon “Disability” (3)		Termination Without “Cause”	Termination For “Cause” (4)		Involuntary Termination In Connection with Change of Control(5)
Base Salary	$	―	$490,000	$	―	$	―	$490,000	$	―	$980,000	(6)
Restricted Stock - Performance-Based		―	―		―		―	―		―	―
Annual Cash Incentive Award (1)		―	―		―		―	―		―	―

(1) Assumes that if the Named Officer is terminated on December 31, 2016, they were employed through the end of the incentive period.

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

Compensation of Directors

Analogous to our executive compensation philosophy, it is our desire to similarly compensate our non-employee directors for their services in a way that will serve to attract and retain highly qualified members. As changes in the securities laws require greater involvement by, and places additional burdens on, a company’s directors it becomes even more necessary to locate and retain highly qualified directors. As such, after consulting with Lipis Consulting Inc., the Compensation Committee developed and the Board approved a structure for the compensation package of our non-employee directors so that the total compensation package of our non-employee directors would be at approximately the median total compensation package for non-employee directors in our peer group.

In December 2009, our board of directors, after consulting with our prior consultant, changed the compensation package  for non-employee directors as of January 1, 2010 by (i) increasing the annual cash stipend to $75,000, (ii) eliminating meeting fees for attendance at both board and committee meetings, (iii) increasing the annual fees paid to committee chairs and the members of the audit committee, (iv) decreasing by $25,000 the value of the annual grant of restricted shares of our common stock to $100,000 and (v) imposing minimum shareholding requirements. Specifically, the chair of the audit committee receives an annual fee of $30,000, each member of the audit committee receives a $15,000 annual fee (including the chair), the chair of the compensation committee and the nominating and governance committee each receives an annual fee of $15,000 and each member of such committees (including the chair) receives an annual fee of $10,000. Newly-elected non-employee directors will receive a portion of the foregoing annual consideration, prorated according to the portion of the year in which they serve in such capacity.

In February 2010 our board determined the terms for the minimum shareholding requirements. Pursuant to the new minimum shareholding requirements, each director will be required to hold shares with a value equal to at least two times the average annual cash stipend paid to the director during the prior two calendar years. In determining the value of a director’s shareholdings, each option, whether or not in the money, will count as ½ share. To illustrate:  if an average director wishes to sell shares in 2017, he will have to hold shares with a market value of at least $215,000 prior to and following any sale of shares calculated as of the date of the sale, such $215,000 minimum calculated by taking the average cash stipend of $107,500 paid during the prior two years multiplied by two.

The following table sets forth the compensation we paid to our non-employee directors for our fiscal year ended December 31, 2016:

Director Compensation
Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Murray L. Skala	2016	75,000	99,834	(1)	—	—	—	—	174,834
Rex H. Poulsen	2016	163,333	99,834	(1)	—	—	—	—	263,167
Fergus McGovern (2)	2016	125,000	99,834	(1)	—	—	—	—	224,834
Michael S. Sitrick	2016	145,833	99,834	(1)	—	—	—	—	245,667
Alexander Shoghi	2016	87,500	99,834	(1)	—	—	—	—	187,334
Michael J. Gross (3)	2016	15,205	20,320	(4)	—	—	—	—	35,525

(1) The value of the shares was determined by taking the product of (a) 12,542 shares of restricted stock multiplied by (b) $7.96, the last sales price of our common stock on December 31, 2015, as reported by Nasdaq, the date prior to the date the shares were granted, all of which shares vested on January 1, 2017.

(2) Mr. McGovern died on February 27, 2016.

(3) Mr. Gross was appointed to the board on October 19, 2016.

(4) The value of the shares was determined by taking the product of (a) 2,463 shares of restricted stock multiplied by (b) $8.25, the last sales price of our common stock on October 18, 2016, as reported by Nasdaq, the date prior to the date the shares were granted, all of which shares vested on January 1, 2017.

Employment Agreements and Termination of Employment Arrangements

In March 2003, we amended and restated our employment agreement with Mr. Berman and we entered into a new amended and restated agreement with Mr. Berman on November 11, 2010. We entered into a new employment agreement with Mr. Bennett on October 31, 2011. We entered into an emended employment agreement with Mr. McGrath on August 23, 2011 when he became our Chief Operating Officer.

On November 11, 2010, we entered into a second amended and restated employment agreement with Stephen Berman, our President, Chief Executive Officer and Chief Operating Officer. This agreement extended the term of the 2003 agreement to December 31, 2015 from its current termination date of December 31, 2010. The new amended and restated agreement also provides, among other things, new provisions for (i) an annual salary of $1,140,000 in 2011 and annual increases thereafter at the discretion of the Board but no less than $25,000; (ii) an annual restricted stock award of $500,000 of our common stock commencing January 1, 2011, subject to vesting in equal installments through January 1, 2017, except that the vesting of each annual $500,000 award is conditioned on EPS (defined as our net income per share of our common stock, calculated on a fully diluted basis) for the fiscal year in which the shares are issued being equal to minimum EPS as follows: $1.41 for 2011, $1.45 for 2012, $1.49 for 2013, $1.54 for 2014, and $1.59 for 2015. If the minimum EPS vesting condition for the first tranche is not met, then the $500,000 grant lapses, but if the vesting condition is satisfied for the first tranche of the $500,000 grant, then each subsequent tranche of the $500,000 grant will vest; (iii) an annual performance bonus as follows: (x) 2010 bonus (previously established in March 2010) remains unchanged except that 20% of the bonus will be paid in restricted stock which will vest in six equal annual installments of 14.5% of the number of shares, the first on the date in 2011 that the bonus is determined to have been earned, and a seventh and final installment of 13% of the shares on January 1, 2017, and (y) for years commencing January 1, 2011, an amount equal to up to 200% of base salary, to be paid in stock and cash (20-40% in stock, in the percentages set forth on Exhibit E to the agreement), bonus criteria using “Adjusted” EPS growth (as defined in the agreement) to be determined by our Compensation Committee in the first quarter of each fiscal year, except that Adjusted EPS criteria (but not vesting) for 2011 shall range from $1.37 - $1.78 as stated in Exhibit D to the agreement, and shares will vest in equal annual installments commencing with the date the Bonus for a fiscal year is determined to have been earned and thereafter on January 1 in each subsequent year until the final installment on January 1, 2017, and (z) an additional bonus equal to 100% of base salary to be paid entirely in restricted stock; the criteria and vesting schedules to be determined by our Compensation Committee in the first fiscal quarter of each year, using criteria to be selected by such Committee which are in its discretion such as grown in net sales, return on invested capital, growth in free cash flow, total shareholder return (or any combination); (iv) restrictions on sale of our securities such that he cannot sell any shares of our common stock if his shares remaining after a sale are not equal to at least three times his then base salary; (v) life insurance in the amount of $1.5 million; (vi) severance if we terminate the agreement without cause (as defined in the agreement) or Mr. Berman terminates it for Good Reason (as defined in the agreement), in an amount equal to the base salary at termination date multiplied by the number of years and partial years remaining in the term; and (vii) restrictive covenants, change of control provisions and our ownership of certain intellectual property.

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

On June 7, 2016, we amended the employment agreement between us and Mr. Stephen G. Berman, our Chairman, CEO and President, and entered into Amendment Number Two to Mr. Berman’s Second Amended and Restated Employment Agreement dated November 11, 2010 (the “Employment Agreement”). The terms of Mr. Berman’s Employment Agreement have been amended as follows: (i) extension of the term until December 31, 2020; (ii) increase of Mr. Berman’s Base Salary to $1,450,000.00 effective June 1, 2016, subject to annual increases thereafter as determined by the Compensation Committee, with annual minimum increases of $25,000.00 commencing January 1, 2017; (iii) modification of the performance and vesting standards for each $3.5 million Annual Restricted Stock Grant (“Annual Stock Grant”) provided for under Section 3(b) of the Employment Agreement, effective as of January 1, 2017, so that 40% ($1.4 million) of each Annual Stock Grant will be subject to time vesting in four equal annual installments over four years and 60% ($2.1 million) of each Annual Stock Grant will be subject to three year “cliff vesting” (i.e. payment is based upon performance at the close of the three year performance period), with vesting of each Annual Stock Grant determined by the following performance measures: (a) total shareholder return as compared to the Russell 2000 Index (weighted 50%), (b) net revenue growth as compared to our peer group (weighted 25%) and (c) EBITDA growth as compared to our peer group (weighted 25%); (iv) modification of the performance measures for award of the Annual Performance Bonus equal to up to 300% of Base Salary (“Annual Bonus”) provided for under Section 3(d) of the Employment Agreement, effective as of January 1, 2017, so that the performance measures will be based only upon net revenues and EBITDA, each performance measure weighted 50%, and with the specific performance criteria applicable to each Annual Bonus determined by the Compensation Committee during the first quarter of each fiscal year; and (v) provision of health and dental insurance coverage for Mr. Berman’s children in the event of his death during the term of the Employment Agreement.

On August 23, 2011, we entered into an amended employment agreement with John J. (Jack) McGrath whereby he became our Chief Operating Officer. The amended employment agreement, which ran through December 31, 2013, provided for an annual salary of $600,000; an annual increase over the prior year’s base salary of at least $15,000; an annual award of $75,000 of restricted stock, subject to vesting in equal installments over three years, provided, however, that the initial vesting of the first installment of each year’s award is conditioned on “Adjusted” EPS (as defined in the amended agreement) for the fiscal year in which the shares are issued being equal to minimum “Adjusted” EPS as follows: 2011 vesting condition: greater of $1.41 or 3% higher than 2010 “Adjusted” EPS; 2012 vesting: greater of $1.45 or 3% higher than 2011“Adjusted” EPS; and 2013 vesting condition: greater of $1.49 or 3% higher than “Adjusted” 2012 EPS. The amended agreement also provides for an annual bonus opportunity of up to 125% of salary payable 50% in cash and 50% in restricted stock (with a four year vesting) based upon “Adjusted” EPS growth. Bonus targets for 2011 range from $1.37 -$1.78. Commencing in 2012 the bonus targets are to be set by the Compensation Committee.

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

On September 29, 2016, we entered into a Fourth Amendment to the employment agreement between us and Mr. John a/k/a Jack McGrath, our Chief Operating Officer, dated March 4, 2010 (which was effective January 1, 2010) (the “Employment Agreement”). The terms of Mr. McGrath’s Employment Agreement were amended as follows: (i) extension of the term until December 31, 2020; (ii) modification of the performance and vesting standards for each Annual Restricted Stock Grant (“Annual Stock Grant”) provided for under Section 3(d) of the Employment Agreement, effective as of January 1, 2017, as follows: each Annual Stock Grant will be equal to $1 million, and 40% ($0.4 million) of each Annual Stock Grant will be subject to time vesting in four equal annual installments over four years, and 60% ($0.6 million) of each Annual Stock Grant will be subject to three year “cliff vesting” (i.e. vesting is based upon satisfaction of the performance measures at the close of the three year performance period), determined by the following performance measures: (A) total shareholder return as compared to the Russell 2000 Index (weighted 50%), (B) net revenue growth as compared to our peer group (weighted 25%) and (C) growth in Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) as compared to our peer group (weighted 25%); and (iii) modification of the Annual Performance Bonus (“Annual Bonus”) provided for under Section 3(e) of the Employment Agreement, effective as of January 1, 2017, as follows: the Annual Bonus will be equal to up to 125% of Base Salary, and the actual amount will be determined by performance measures based upon net revenues and EBITDA, each performance measure weighted 50%, and with the specific performance criteria applicable to each Annual Bonus determined by the Compensation Committee during the first quarter of each fiscal year, and payable in cash (up to 100% of Base Salary) and shares of our common stock (any excess over 100% of Base Salary) with the shares of stock vesting over three years in equal quarterly installments.

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

Employee Benefits Plan

We sponsor for our U.S. employees (including the Named Officers), a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Plan provided that employees may defer up to 50% of their annual compensation subject to annual dollar limitations, and that we will make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation. Company matching contributions, which vest immediately, totaled $2.1 million, $2.2 million and $2.5 million for 2014, 2015 and 2016, respectively.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 The following table sets forth certain information as of March 4, 2017 with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each of our executive officers named in the Summary Compensation Table set forth under the caption “Executive Compensation”, below, and (4) all our directors and executive officers as a group.
Name and Address of Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership (3)		Percent of Outstanding Shares (4)
Dr. Patrick Soon-Shiong	4,000,676	(5)	16.2%
AQR Capital Management, LLC	1,059,792	(6)	5.1
Dimensional Fund Advisors LP	1,433,007	(7)	6.2
Oasis Management Company Ltd.	4,971,335	(8)	18.6
Franklin Resources, Inc.	2,368,477	(9)	10.2
Wolverine Asset Management, LLC	1,731,892	(10)	7.0
Pine River Capital Management L.P.	1,311,024	(11)	5.6
Citadel Advisors LLC	1,519,918	(12)	6.1
Geode Capital Management, LLC	1,506,229	(13)	6.5
Whitebox Advisors, LLC	1,266,407	(14)	5.2
Steelhead Partners, LLC	2,062,230	(15)	8.2
Renaissance Technologies LLC	1,604,300	(16)	6.9
Hongkong Meisheng Culture Company Ltd	1,383,647	(17)	5.7
The Vanguard Group	1,281,010	(18)	5.5
Stephen G. Berman	854,070	(19)	3.7
Rex H. Poulsen	79,010	(20)	*
Michael S. Sitrick	81,637	(21)	*
Murray L. Skala	114,965	(22)	*
Joel M. Bennett	37,866		*
John J. McGrath	217,553	(23)	*
Alexander Shoghi	29,348	(24)	*
Michael J. Gross	21,787	(25)	*
All directors and executive officers as a group (8 persons)	1,436,236		6.2
______________
*	Less than 1% of our outstanding shares.

(1)	Unless otherwise indicated, such person’s address is c/o JAKKS Pacific, Inc., 2951 28th Street, Santa Monica, California 90405.

(2)
The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the Securities and Exchange Commission. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The percentage of our outstanding shares is calculated by including among the shares owned by such person any shares which such person or entity has the right to acquire within 60 days after March 4, 2017. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

(3)	Except as otherwise indicated, exercises sole voting power and sole investment power with respect to such shares.

(4)
Does not include any shares of common stock issuable upon the conversion of $54.7 million of our 4.25% convertible senior notes due 2018, initially convertible at the rate of 114.3674 shares of common stock per $1,000 principal amount at issuance of the notes (but subject to adjustment under certain circumstances as described in the notes) nor any shares of common stock issuable upon the conversion of $113.0 million of our 4.875% convertible senior notes due 2020, initially convertible at the rate of 103.7613 shares of common stock per $1,000 principal amount at issuance of the notes (but subject to adjustment under certain circumstances as described in the notes). Does include 3,112,840 shares of common stock repurchased by the Company under a prepaid forward purchase contract under which no shares have been returned to the Company.

(5)
The address of Dr. Patrick Soon-Shiong is 10182 Culver Blvd., Culver City, CA 90232. Includes 1,500,000 shares underlying a warrant owned by an affiliate (NantWorks LLC). Except for 239,622 shares, and the shares underlying the warrant, all of the shares are owned jointly with California Capital Z, LLC. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13D/A filed on July 26, 2016.

(6)
The address of AQR Capital Management, LLC is Two Greenwich Office Park, Greenwich, CT 06830. Possesses joint voting and dispositive power with respect to all of such shares and certain of the reported shares underlie presently convertible notes. All the information presented in this Item with respect to this beneficial owner, including the percentage ownership since the amount of derivative securities was not disclosed, was extracted solely from the Schedule 13G filed on February 13, 2017.

(7)
The address of Dimensional Fund Advisors LP (formerly known as Dimensional Fund Advisors, Inc.) is Building One, 6300 Bee Cove Road, Austin, TX 78746. Possesses sole voting power over 1,422,864 shares and sole dispositive power over 1433,077 shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on February 9, 2017.

(8)
The address of Oasis Management Company Ltd. is c/o Oasis Management (Hong Kong) LLC, 21/F Man Yee Building, 68Des Voeux Road, Central, Hong Kong. Possesses joint voting and dispositive power over with respect to all of such shares. 3,528,156 of such shares underlie presently convertible notes.  All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13D/A filed on January 27, 2017.

(9)
The address of Franklin Resources, Inc. is One Franklin Parkway, San Mateo, CA 94403. Sole voting and dispositive power is held by Franklin Templeton Investments Corp. (424,047 shares) and Templeton Investment Counsel, LLC (1,944,430 shares). All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on February 8, 2017.

(10)
The address of Wolverine Asset Management, LLC is175 West Jackson Blvd., Suite 340, Chicago Illinois 60604. Possesses joint voting and dispositive power with respect to 1,704,622 of such shares (the balance is held jointly by other related parties) and all which shares (except for 1,470 shares) underlie options (28,500 shares) and presently convertible notes. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on February 14, 2017.

(11)
The address of Pine River Capital Management L.P. is 601 Carlson Pkwy, Suite 330, Minnetonka, MN 55305; Attn: Brian Taylor. Possesses joint voting and dispositive power with respect to all of such shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed on January 30, 2017.

(12)
The address of Citadel Advisors, LLC is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603. Possesses joint voting and dispositive power with respect to 1,513,068 of such shares (the balance is held jointly by other related parties), all of which shares underlie options and/or other convertible securities. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on February 17, 2017.

(13)
The address of Geode Capital Management, LLC is One Post Office Square, 20th Floor, Boston, MA 02109. Possesses sole voting power with respect to 1,491,448 of such shares, including 140,273 shares, the balance of which shares underlie convertible securities. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on February 14, 2017.

(14)
The address of Whitebox Advisors, LLC is 3033 Excelsior Boulevard, Suite 300, Minneapolis, MN 55416. Possesses joint voting and dispositive power with respect to all of such shares and all of the reported shares underlie presently convertible notes. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on February 14, 2017.

(15)
The address of Steelhead Partners, LLC is 333 108th Avenue NE, Suite 2010, Bellevue, WA 98004.  Possesses sole voting and dispositive power with respect to all of such shares and all of the reported shares underlie presently convertible notes. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on February 14, 2017.

(16)
The address of Renaissance Technologies LLC is 800 Third Avenue, New York, NY 10022.  All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on February 14, 2017.

(17)
The address of Hongkong Meisheng Culture Company Ltd is Room 1901, 19/F, Lee Garden One, 33 Hysan Avenue, Causeway Bay, Hong Kong.   All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 1D filed on February 10, 2017.

(18)
The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.  Possesses sole voting power over 18,385 shares and sole dispositive power with respect to 1,263,090 shares and shared dispositive power over 17,920 sharers.  All information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed on February 10, 2017.

(19)
Includes 679,612 shares of common stock issued on January 1, 2017 pursuant to the terms of Mr. Berman’s January 1, 2003 Employment Agreement (as amended to date), which shares are further subject to the terms of our January 1, 2017 Restricted Stock Award Agreement with Mr. Berman (the “Berman Agreement”). The Berman Agreement provides that Mr. Berman will forfeit his rights to some or all 679,6128 shares unless certain conditions precedent are met prior to January 1, 2018, as described in the Berman Agreement, whereupon the forfeited shares will become authorized but unissued shares of our common stock. Also includes 18,238 shares granted on February 11, 2011 representing the stock component of his 2010 performance bonus which vest in seven tranches over six years, with each of the first six tranches equal to 14.5% of the total grant, and a seventh tranche equal to 13% of the total grant. The initial tranche vested on February 11, 2011 with each succeeding tranche vesting on January 1 of each year commencing with January 1, 2012 with the final tranche vesting on January 1, 2017. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(20)
Includes 69,010 shares of Common Stock issued pursuant to our 2002 Stock Award and Incentive Plan pursuant to which 19,324 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2018. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(21)
Consists of 34,095 shares of Common Stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 19,324 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2018. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(22)
Consists of 102,423 shares of Common Stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 19,324 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2018. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(23)
Includes 194,175 shares of common stock issued on January 1, 2017 pursuant to the terms of Mr. McGrath’s March 4, 2010 Employment Agreement (as amended to date), which shares are further subject to the terms of our January 1, 2017 Restricted Stock Award Agreement with Mr. McGrath (the “McGrath Agreement”). The McGrath Agreement provides that Mr. McGrath will forfeit his rights to some or all 194,175 shares unless certain conditions precedent are met prior to January 1, 2018, as described in the McGrath Agreement, whereupon the forfeited shares will become authorized but unissued shares of our common stock. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(24)
Consists of 29,348 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 16,806 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2018. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(25)
Consists of 21,787 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 19,324 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2018. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

(a)  Transactions with Related Persons

One of our directors, Murray L. Skala, is a partner in the law firm of Feder Kaszovitz LLP, which has performed, and is expected to continue to perform, legal services for us. In 2015 and 2016, we incurred approximately $3.1 million and $3.2 million, respectively, for legal fees and reimbursable expenses payable to that firm. As of December 31, 2015 and 2016, legal fees and reimbursable expenses of $1.6 million and $1.6 million, respectively, were payable to this law firm.

The owner of Nantworks, our DreamPlay Toys joint venture partner, beneficially owns 16.2% of the Company’s outstanding common stock, which includes 1.5 million shares underlying out-of-the-money warrants. Pursuant to the joint venture agreements, the Company is obligated to pay Nantworks a preferred return on joint venture sales.

For the years ended and as of December 31, 2015 and 2016 preferred returns of $0.7 million and nil, respectively, were earned and payable to Nantworks. As of December 31, 2015 and 2016, the Company has a receivable from Nantworks in the amount of $0.6 million and $0.6 million, respectively. In addition, the Company commenced leasing office space from Nantworks in 2013. The lease was early terminated on January 31, 2015. Rent expense, including common area maintenance and parking, for the years ended December 31, 2014, 2015 and 2016 was $1.3 million, $0.1 million and nil, respectively.

(b)  Review, Approval or Ratification of Transactions with Related Persons

Pursuant to our Ethical Code of Conduct (a copy of which may be found on our website, www.jakks.com), all of our employees are required to disclose to our General Counsel, the Board of directors or any committee established by the Board of Directors to receive such information, any material transaction or relationship that reasonably could be expected to give rise to actual or apparent conflicts of interest between any of them, personally, and us. In addition, our Ethical Code of Conduct also directs all employees to avoid any self-interested transactions without full disclosure. This policy, which applies to all of our employees, is reiterated in our Employee Handbook which states that a violation of this policy could be grounds for termination. In approving or rejecting a proposed transaction, our General Counsel, Board of Directors or designated committee will consider the facts and circumstances available and deemed relevant, including but not limited to, the risks, costs and benefits to us, the terms of the transactions, the availability of other sources for comparable services or products, and, if applicable, the impact on director independence. Upon concluding their review, they will only approve those agreements that, in light of known circumstances, are in or are not inconsistent with, our best interests, as they determine in good faith.

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

The following are the fees of BDO USA, LLP, our principal accountant, for the two years ended December 31, 2016, for services rendered in connection with the audit for those respective years (all of which have been pre-approved by the Audit Committee):

	2015	2016
Audit Fees	$1,209,590	$1,215,000
Audit Related Fees	33,961	48,440
Tax Fees	8,350	7,555
All Other Fees	—	866
	$1,251,901	$1,271,861

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

Tax Fees consist of the aggregate fees billed for professional services rendered for tax consulting. Included in such Tax Fees were fees for consultancy and review of foreign tax filings.

All Other Fees consist of the aggregate fees billed for products and services provided by our auditors and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees.

Our Audit Committee has considered whether the provision of the non-audit services described above is compatible with maintaining our auditors’ independence and determined that such services are appropriate.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements (included in Item 8):

●	Reports of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2015 and 2016

●	Consolidated Statements of Operations for the years ended December 31, 2014, 2015 and 2016

●	Consolidated Statements of Other Comprehensive Income (Loss) for the years ended December 31, 2014, 2015 and 2016

●	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2015 and 2016

●	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2015 and 2016

●	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules (included in Item 8):

●	Schedule II — Valuation and Qualifying Accounts

(3)	Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated By-Laws of the Company (2)
4.1	Indenture dated July 24, 2013 by and between the Registrant and Wells Fargo Bank, N.A (3)
4.2	Form of 4.25% Senior Convertible Note (3)
4.3	Credit Agreement dated as of March 27, 2014 by and among Registrant and its US wholly-owned subsidiaries and General Electric Capital Corporation (10)
4.3.1	Fourth Amendment to Credit Agreement dated as of June 5, 2015 by and among Registrant and its US wholly-owned subsidiaries and General Electric Capital Corporation (20)
4.4	Revolving Loan Note dated March 27, 2014 by Registrant and its US wholly-owned subsidiaries in favor of General Electric Capital Corporation (10)
4.5	Indenture dated June 9, 2014 by and between the Registrant and Wells Fargo Bank, N.A (19)
4.6	Form of 4.875% Senior Convertible Note (19)
10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.2.1	2008 Amendment to 2002 Stock Award and Incentive Plan (9)
10.4.1	Second Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of November 11, 2010 (11)
10.4.2	Clarification Letter dated October 20, 2011 with respect to Mr. Berman’s Second Amended and Restated employment agreement (12)
10.4.3	Amendment Number One dated September 21, 2012 to Mr. Berman’s Second Amended and Restated Employment Agreement (13)
10.4.4	Amendment Number Two dated June 7, 2016 to Mr. Berman’s Second Amended and Restated Employment Agreement (21)
10.5	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (14)
10.6	Form of Restricted Stock Agreement (10)
10.7	Employment Agreement between the Company and Joel M. Bennett, dated October 21, 2011 (12)
10.7.1	Continuation and Extension of Term of Employment Agreement Between JAKKS Pacific, Inc. and Joel M. Bennett dated February 18, 2014 (15)
10.7.2	Amendment Extending Term of Employment Agreement Between JAKKS Pacific, Inc. and Joel M. Bennett dated June 11, 2015 (20)
10.8	Employment Agreement between the Company and John a/k/a Jack McGrath, dated March 4, 2010 (16)
10.8.1	First Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated August 23, 2011 (16)
10.8.2	Second Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated May 15, 2013 (17)
10.8.3	Third Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated June 11, 2015 (20)
10.8.4	Fourth Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated September 29, 2016 (22)
14	Code of Ethics (18)
21	Subsidiaries of the Company (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Stephen G. Berman (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Joel M. Bennett (*)
32.1	Section 1350 Certification of Stephen G. Berman (*)
32.2	Section 1350 Certification of Joel M. Bennett (*)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.
(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(3)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed July 24, 2013 and incorporated herein by reference.
(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference
(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.
(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.
(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.
(9)	Filed previously as an exhibit to the Company’s Schedule 14A Proxy Statement, filed August 20, 2008, and incorporated herein by reference.
(10)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 17, 2010, and incorporated herein by reference.
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 25, 2012, and incorporated herein by reference.
(14)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.
(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed February 20, 2014, and incorporated herein by reference.
(16)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 24, 2011, and incorporated herein by reference.
(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed May 21, 2013, and incorporated herein by reference.
(18)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.
(19)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2014 and incorporated herein by reference.
(20)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 16, 2015 and incorporated herein by reference.
(21)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2016 and incorporated herein by reference.
(22)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 30, 2016 and incorporated herein by reference.

(*)	Filed herewith.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2017	JAKKS PACIFIC, INC.

	By:	/s/ STEPHEN G. BERMAN
Stephen G. Berman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEPHEN G. BERMAN	Director and	March 16, 2017
Stephen G. Berman	Chief Executive Officer

Chief Financial Officer
/s/ JOEL M. BENNETT	(Principal Financial Officer and	March 16, 2017
Joel M. Bennett	Principal Accounting Officer)

/s/ REX H. POULSEN	Director	March 16, 2017
Rex H. Poulsen

/s/ MICHAEL S. SITRICK	Director	March 16, 2017
Michael S. Sitrick

/s/ MURRAY L. SKALA	Director	March 16, 2017
Murray L. Skala

/s/ ALEXANDER SHOGHI	Director	March 16, 2017
Alexander Shoghi

/s/ MICHAEL J. GROSS	Director	March 16, 2017
Michael J. Gross

EXHIBIT INDEX
Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated By-Laws of the Company (2)
4.1	Indenture dated July 24, 2013 by and between the Registrant and Wells Fargo Bank, N.A (3)
4.2	Form of 4.25% Senior Convertible Note (3)
4.3	Credit Agreement dated as of March 27, 2014 by and among Registrant and its US wholly-owned subsidiaries and General Electric Capital Corporation (10)
4.3.1	Fourth Amendment to Credit Agreement dated as of June 5, 2015 by and among Registrant and its US wholly-owned subsidiaries and General Electric Capital Corporation (20)
4.4	Revolving Loan Note dated March 27, 2014 by Registrant and its US wholly-owned subsidiaries in favor of General Electric Capital Corporation (10)
4.5	Indenture dated June 9, 2014 by and between the Registrant and Wells Fargo Bank, N.A (19)
4.6	Form of 4.875% Senior Convertible Note (19)
10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.2.1	2008 Amendment to 2002 Stock Award and Incentive Plan (9)
10.4.1	Second Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of November 11, 2010 (11)
10.4.2	Clarification Letter dated October 20, 2011 with respect to Mr. Berman’s Second Amended and Restated employment agreement (12)
10.4.3	Amendment Number One dated September 21, 2012 to Mr. Berman’s Second Amended and Restated Employment Agreement (13)
10.4.4	Amendment Number Two dated June 7, 2016 to Mr. Berman’s Second Amended and Restated Employment Agreement (21)
10.5	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (14)
10.6	Form of Restricted Stock Agreement (10)
10.7	Employment Agreement between the Company and Joel M. Bennett, dated October 21, 2011 (12)
10.7.1	Continuation and Extension of Term of Employment Agreement Between JAKKS Pacific, Inc. and Joel M. Bennett dated February 18, 2014 (15)
10.7.2	Amendment Extending Term of Employment Agreement Between JAKKS Pacific, Inc. and Joel M. Bennett dated June 11, 2015 (20)
10.8	Employment Agreement between the Company and John a/k/a Jack McGrath, dated March 4, 2010 (16)
10.8.1	First Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated August 23, 2011 (16)
10.8.2	Second Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated May 15, 2013 (17)
10.8.3	Third Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated June 11, 2015 (20)
10.8.4	Fourth Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated September 29, 2016 (22)
14	Code of Ethics (18)
21	Subsidiaries of the Company (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Stephen G. Berman (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Joel M. Bennett (*)
32.1	Section 1350 Certification of Stephen G. Berman (*)
32.2	Section 1350 Certification of Joel M. Bennett (*)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.
(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(3)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed July 24, 2013 and incorporated herein by reference.
(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference
(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.
(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.
(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.
(9)	Filed previously as an exhibit to the Company’s Schedule 14A Proxy Statement, filed August 20, 2008, and incorporated herein by reference.
(10)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 17, 2010, and incorporated herein by reference.
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 25, 2012, and incorporated herein by reference.
(14)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.
(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed February 20, 2014, and incorporated herein by reference.
(16)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 24, 2011, and incorporated herein by reference.
(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed May 21, 2013, and incorporated herein by reference.
(18)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.
(19)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2014 and incorporated herein by reference.
(20)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 16, 2015 and incorporated herein by reference.
(21)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2016 and incorporated herein by reference.
(22)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 30, 2016 and incorporated herein by reference.

(*)	Filed herewith.