Form 10-Q
period 2017-03-31
JAKKS PACIFIC INC
filed 2017-05-10
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new of revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☒

The number of shares outstanding of the issuer’s common stock is 26,875,030 as of May 10, 2017.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2017
ITEMS IN FORM 10-Q

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For example, statements included in this report regarding our consolidated financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When we use words like “intend,” “anticipate,” “believe,” “estimate,” “plan,” “expect” or words of similar import, we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable and are based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

Assets	March 31, 2017	December 31, 2016
	(Unaudited)
Current assets
Cash and cash equivalents	$57,456	$86,064
Restricted cash	10,576	—
Accounts receivable, net of allowance for uncollectible accounts of $2,574 and $2,864 in 2017 and 2016, respectively	98,491	173,599
Inventory, net	67,466	75,435
Income taxes receivable	1,745	1,204
Prepaid expenses and other assets	31,832	17,077
Total current assets	267,566	353,379
Property and equipment
Office furniture and equipment	14,474	14,345
Molds and tooling	104,670	103,128
Leasehold improvements	10,896	10,927
Total	130,040	128,400
Less accumulated depreciation and amortization	107,423	105,559
Property and equipment, net	22,617	22,841
Intangible assets, net	30,976	33,111
Other long term assets	2,306	2,156
Investment in DreamPlay LLC	7,000	7,000
Goodwill, net	43,268	43,208
Trademarks, net	2,608	2,608
Total assets	$376,341	$464,303
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$30,135	$51,741
Accrued expenses	18,644	38,645
Reserve for sales returns and allowances	10,551	16,424
Short term debt	10,000	10,000
Total current liabilities	69,330	116,810
Convertible senior notes, net of debt issuance costs of $3,173 and $3,858 in 2017 and 2016, respectively	164,554	203,007
Other liabilities	4,909	5,004
Income taxes payable	2,248	2,248
Deferred income taxes, net	2,034	2,034
Total liabilities	243,075	329,103
Commitments and contingencies
Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 23,208,535 and 19,376,773 shares issued and outstanding in 2017 and 2016, respectively	23	19
Treasury stock, at cost; 3,112,840 and 3,112,840 shares in 2017 and 2016, respectively	(24,000)	(24,000)
Additional paid-in capital	193,440	177,624
Accumulated deficit	(20,464)	(2,148)
Accumulated other comprehensive loss	(16,676)	(17,207)
Total JAKKS Pacific, Inc. stockholders' equity	132,323	134,288
Non-controlling interests	943	912
Total stockholders' equity	133,266	135,200
Total liabilities and stockholders' equity	$376,341	$464,303

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended March 31, (Unaudited)
	2017	2016
Net sales	$94,505	$95,809
Cost of sales	64,484	64,626
Gross profit	30,021	31,183
Selling, general and administrative expenses	45,745	44,999
Loss from operations	(15,724)	(13,816)
Other income	23	75
Interest income	4	16
Interest expense	(2,932)	(3,226)
Loss before provision for (benefit from) income taxes	(18,629)	(16,951)
Provision for (benefit from) income taxes	(344)	432
Net loss	(18,285)	(17,383)
Net income attributable to non-controlling interests	31	32
Net loss attributable to JAKKS Pacific, Inc.	$(18,316)	$(17,415)
Loss per share - basic and diluted	$(1.01)	$(1.01)
Shares used in loss per share	18,104	17,218
Comprehensive loss	$(17,754)	$(18,107)
Comprehensive loss attributable to JAKKS Pacific, Inc.	$(17,785)	$(18,139)

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31, (Unaudited)
	2017	2016
Cash flows from operating activities
Net loss	$(18,285)	$(17,383)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,380	4,037
Write-off and amortization of debt issuance costs	837	783
Share-based compensation expense	748	623
(Gain) loss on disposal of property and equipment	(2)	1
Gain on extinguishment of convertible senior notes	—	(60)
Deferred income taxes	—	(94)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	75,108	77,916
Inventory	7,969	7,074
Income taxes receivable	(541)	—
Prepaid expenses and other assets	(15,056)	(868)
Accounts payable	(19,258)	(8,756)
Accrued expenses	(20,001)	(26,556)
Reserve for sales returns and allowances	(5,873)	(4,163)
Income taxes payable	—	674
Other liabilities	(95)	148
Total adjustments	28,216	50,759
Net cash provided by operating activities	9,931	33,376
Cash flows from investing activities
Purchases of property and equipment	(4,367)	(3,816)
Net cash used in investing activities	(4,367)	(3,816)
Cash flows from financing activities
Repurchase of common stock	—	(9,841)
Repurchase of common stock for employee tax withholding	(12)	(844)
Restricted cash	(10,576)	—
Repurchase of convertible senior notes	(24,052)	(1,940)
Net cash used in financing activities	(34,640)	(12,625)
Net increase (decrease) in cash and cash equivalents	(29,076)	16,935
Effect of foreign currency translation	468	(549)
Cash and equivalents, beginning of period	86,064	102,528
Cash and equivalents, end of period	$57,456	$118,914
Cash paid during the period for:
Income taxes	$221	$311
Interest	$2,039	$2,139

See Notes 5 and 9 for additional supplemental information to the consolidated statements of cash flows.

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2017

Note 1 — Basis of Presentation

The accompanying unaudited interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, which contains audited financial information for the three years in the period ended December 31, 2016.

The information provided in this report reflects all adjustments (consisting solely of normal recurring items) that are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the periods presented. Interim results are not necessarily, especially given seasonality, indicative of results to be expected for a full year.

The consolidated financial statements include the accounts of JAKKS Pacific, Inc. and its wholly-owned subsidiaries (collectively, “the Company”). The consolidated financial statements also include the accounts of DreamPlay Toys, LLC, a joint venture between JAKKS Pacific, Inc. and NantWorks LLC, JAKKS Meisheng Trading (Shanghai) Limited, a joint venture between JAKKS Pacific, Inc. and Meisheng Cultural & Creative Corp., Ltd., and JAKKS Meisheng Animation (HK) Limited, a joint venture between JAKKS Pacific, Inc. and Hong Kong Meisheng Cultural Company Limited.

Certain prior period amounts have been reclassified for consistency with the current period presentation.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2018.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. The new guidance is intended to improve the recognition and measurement of financial instruments. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”. ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the pending adoption of this new standard on its consolidated financial statements.

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
(Unaudited)
March 31, 2017

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. The update requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, which removes Step 2 from the goodwill impairment test. ASU 2017-04 will be effective for interim and annual reporting periods beginning after December 15, 2019. Early application is permitted after January 1, 2017. The Company is currently evaluating the impact of the adoption of ASU 2017-04 on its consolidated financial statements.

Note 2 — Business Segments, Geographic Data, and Sales by Major Customers

The Company is a worldwide producer and marketer of children’s toys and other consumer products, principally engaged in the design, development, production, marketing and distribution of its diverse portfolio of products. The Company has aligned its operating segments into three segments that reflect the management and operation of the business. The Company’s segments are (i) U.S. and Canada, (ii) International, and (iii) Halloween.

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

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three months ended March 31, 2017 and 2016 and as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net Sales
U.S. and Canada	$70,912	$72,202
International	19,942	20,168
Halloween	3,651	3,439
	$94,505	$95,809

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2017

	Three Months Ended March 31,
	2017	2016
Loss from Operations
U.S. and Canada	$(7,876)	$(8,553)
International	(1,772)	(2,161)
Halloween	(6,076)	(3,102)
	$(15,724)	$(13,816)

	Three Months Ended March 31,
	2017	2016
Depreciation and Amortization Expense
U.S. and Canada	$3,374	$3,070
International	898	852
Halloween	108	114
	$4,380	$4,036

	March 31, 2017	December 31, 2016
Assets
U.S. and Canada	$246,206	$306,895
International	99,464	119,560
Halloween	30,671	37,848
	$376,341	$464,303

The following tables present information about the Company by geographic area as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016 (in thousands):

	March 31, 2017	December 31, 2016
Long-lived Assets
China	$15,764	$15,710
United States	6,347	6,587
Hong Kong	506	544
	$22,617	$22,841

	Three Months Ended March 31,
	2017	2016
Net Sales by Customer Area
United States	$69,560	$70,968
Europe	12,560	12,755
Canada	4,444	4,650
Hong Kong	219	339
Other	7,722	7,097
	$94,505	$95,809

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2017

Major Customers

Net sales to major customers for the three months ended March 31, 2017 and 2016 were as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2017		2016
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Wal-Mart	$23,252	24.6%	$27,747	28.9%
Target	12,659	13.4	8,334	8.7
Toys 'R' Us	7,711	8.2	8,122	8.5
	$43,622	46.2%	$44,203	46.1%

At March 31, 2017 and December 31, 2016, the Company’s three largest customers accounted for approximately 46.3% and 35.8%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and capitalized warehouse costs, is valued at the lower of cost (first-in, first-out) or net realizable value, net of inventory obsolescence reserve, and consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$2,155	$5,204
Finished goods	65,311	70,231
	$67,466	$75,435

During the first quarter of 2017, the Company adopted ASU 2015-11, “Simplifying the Measurement of Inventory (Topic 330)”. The amendments, which apply to inventory that is measured using any method other than the last-in, first-out (LIFO) or retail inventory method, require that entities measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and should be applied on a prospective basis. The adoption of ASU 2015-11 did not have a material impact to the Company’s consolidated financial statements.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2017

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

The Company’s reserve for sales returns and allowances amounted to $10.6 million as of March 31, 2017, compared to $16.4 million as of December 31, 2016.  This decrease is primarily due to certain customers taking their annual allowances related to 2016 sales as well as allowances related to 2017 during 2017.

Note 5 — Credit Facility

In March 2014, the Company and its domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (“GECC”). The loan agreement, as amended and subsequently assigned to Wells Fargo Bank, N.A. pursuant to its acquisition of GECC, provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain accounts receivable and inventory (the “WF Loan Agreement”). The amounts outstanding under the credit facility are payable in full upon maturity of the facility on March 27, 2019, and the credit facility is secured by a security interest in favor of the lender covering a substantial amount of the assets of the Company. As of March 31, 2017, outstanding borrowings and outstanding stand-by letters of credit exceeded the borrowing base availability under the credit line by $10.6 million which was funded by the Company resulting in restricted cash of $10.6 million. Such funds will become unrestricted when and as the excess borrowing capacity under the credit line becomes positive. As of December 31, 2016, the amount of outstanding borrowings was $10.0 million and outstanding stand-by letters of credit totaled $28.2 million; the total excess borrowing capacity was $12.1 million.

The Company’s ability to borrow under the WF Loan Agreement is also subject to its ongoing compliance with certain financial covenants, including the maintenance by the Company of a fixed charge coverage ratio of at least 1.2:1.0 based on the trailing four fiscal quarters. As of March 31, 2017 and December 31, 2016, the Company was in compliance with the financial covenants under the WF Loan Agreement.

The Company may borrow funds at LIBOR or at a base rate, plus applicable margins of 225 basis point spread over LIBOR and 125 basis point spread on base rate loans. In addition to standard fees, the facility has a stand-by letter of credit fee of 225 basis points and an unused credit line fee, which ranges from 25 to 50 basis points. As of March 31, 2017 and December 31, 2016, the interest rate on the credit facility was approximately 3.06% and 3.01%, respectively.

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

Note 6 — Convertible Senior Notes

In July 2013, the Company sold an aggregate of $100.0 million principal amount of 4.25% Convertible Senior Notes due 2018 (the “2018 Notes”). The 2018 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on August 1 and February 1 of each year at a rate of 4.25% per annum and will mature on August 1, 2018. The initial and still current conversion rate for the 2018 Notes is 114.3674 shares of JAKKS common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.74 per share of common stock, subject to adjustment in certain events. Upon conversion, the 2018 Notes will be settled in shares of the Company’s common stock. Holders of the 2018 Notes may require that the Company repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2018 Notes). In 2016, the Company repurchased and retired an aggregate of approximately $6.1 million principal amount of the 2018 Notes. In addition, approximately $0.1 million of the unamortized debt issuance costs were written off and a nominal gain was recognized in conjunction with the retirement of the 2018 Notes. During January and February 2017, the Company exchanged and retired $39.1 million principal amount of the 2018 Notes at par for $24.1 million in cash and approximately 2.9 million shares of its common stock.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2017

The fair value of the 2018 Notes as of March 31, 2017 and December 31, 2016 was approximately $55.5 million and $83.7 million, respectively, based upon the most recent quoted market price. The fair value of the 2020 Notes as of March 31, 2017 and December 31, 2016 was approximately $112.5 million and $89.3 million, respectively, based upon the most recent quoted market price. The fair value of the convertible senior notes is considered to be a Level 2 measurement on the fair value hierarchy.

Convertible senior notes consist of the following (in thousands):

	March 31, 2017			December 31, 2016
	Principal Amount	Debt Issuance Costs	Net Amount	Principal Amount	Debt Issuance Costs	Net Amount
4.25% convertible senior notes (due 2018)	$54,727	$610	$54,117	$93,865	$1,098	$92,767
4.875% convertible senior notes (due 2020)	113,000	2,563	110,437	113,000	2,760	110,240
Total	$167,727	$3,173	$164,554	$206,865	$3,858	$203,007

Amortization expense classified as interest expense related to debt issuance costs was $0.3 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively.

Note 7 — Income Taxes

The Company’s income tax benefit of $0.3 million for the three months ended March 31, 2017 reflects an effective tax rate of 1.8%. The Company’s income tax expense of $0.4 million for the three months ended March 31, 2016 reflects an effective tax rate of (2.5%). The majority of the tax benefit for the three months ended March 31, 2017 relates to foreign income taxes partially offset by the U.S. alternative minimum tax. The majority of the tax expense for the three months ended March 31, 2016 relates to foreign taxes.

During the first quarter of 2017, the Company adopted ASU 2016-09, “Improvement to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payments, including treatment of excess tax benefits and forfeitures, as well as consideration of minimum statutory tax withholding requirements. Under the new standard, all excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur. Discrete tax expense of $51,000 was recognized in the income statement, but was fully offset by the valuation allowance. The Company had no unrecognized tax benefits related to its share-based payment awards at the adoption date. Therefore, no cumulative-effect adjustment to retained earnings was required as of the adoption date. In accordance with the provisions of this ASU, excess tax benefits will be recognized on a prospective basis within the operating section of the consolidated statement of cash flows, rather than the financing section. The Company has previously classified cash paid for tax withholding purposes as a financing activity in the statement of cash flows; therefore there is no change related to this requirement. The amendments allow for a one-time accounting policy election to either account for forfeitures as they occur or continue to estimate forfeitures as required by previous guidance. The Company has elected to continue estimating forfeitures under the previous guidance. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2017

Note 8 — Loss Per Share

The following table is a reconciliation of the weighted average shares used in the computation of loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2017			2016
	Loss	Weighted Average Shares	Per-Share	Loss	Weighted Average Shares	Per-Share
Loss per share — basic and diluted
Net loss available to common stockholders	$(18,316)	18,104	$(1.01)	$(17,415)	17,218	$(1.01)

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of warrants, options, restricted stock awards, restricted stock units and convertible debt to the extent they are dilutive). The weighted average number of common shares outstanding excludes shares repurchased pursuant to a prepaid forward share repurchase agreement (see Note 9). Common share equivalents that could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted earnings per share due to being anti-dilutive, totaled approximately 22,969,239 and 25,081,819 for the three months ended March 31, 2017 and 2016, respectively.

Note 9 — Common Stock and Preferred Stock

In June 2014, the Company effectively repurchased 3,112,840 shares of its common stock for an aggregate amount of $24.0 million pursuant to a prepaid forward share repurchase agreement entered into with Merrill Lynch International (“ML”). These repurchased shares are treated as retired for basic and diluted earnings per share purposes although they remain legally outstanding. The Company reflects the aggregate purchase price as a reduction to stockholders’ equity classified as Treasury Stock. No shares have been delivered to the Company by ML as of March 31, 2017.

In June 2015, and as subsequently increased, the Board of Directors authorized the repurchase of an aggregate of $35.0 million of the Company’s outstanding common stock and/or convertible senior notes (collectively, “securities”). During 2015, the Company repurchased and retired 1,547,361 shares of its common stock at an aggregate value of $13.2 million. During 2016, the Company repurchased and retired 1,766,284 shares of its common stock at an aggregate value of $13.5 million, and also repurchased and retired $2.0 million principal amount of its 2020 Notes at a cost of $1.9 million and $6.1 million principal amount of its 2018 Notes at a cost of $6.1 million. As of December 31, 2016, the Company completed the repurchase authorization.

In January 2016, the Company issued an aggregate of 449,120 shares of restricted stock at a value of approximately $3.6 million to two executive officers, all of which were forfeited because certain company financial performance criteria and market conditions were not met. In addition, an aggregate of 62,710 shares of restricted stock at an aggregate value of approximately $0.5 million were issued to its five non-employee directors, which vested in January 2017.

In March 2016, the Company issued an aggregate of 134,058 shares of restricted stock at a value of approximately $0.9 million to an executive officer, all of which were forfeited because certain company financial performance criteria and market conditions were not met.

In October 2016, the Company issued an aggregate of 2,463 shares of restricted stock at a nominal value to a non-employee director, which vested on January 1, 2017.

In January and February 2017, the Company issued an aggregate of 873,787 shares of restricted stock at a value of approximately $4.5 million to two executive officers, which vest, subject to certain company financial performance criteria and market conditions, over a three year period. In addition, an aggregate of 94,102 shares of restricted stock at an aggregate value of approximately $0.5 million were issued to its five non-employee directors, which vest in January 2018.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2017

In January and February 2017, the Company issued an aggregate of 2,865,000 shares of its common stock at a value of $15.1 million to holders of its 2018 convertible senior notes as partial consideration for the exchange at par of $39.1 million principal amount of such notes.

In March 2017, the Company entered into an agreement to issue 3,660,891 shares of its common stock at an aggregate price of $19.3 million to a Hong Kong affiliate of its China joint venture partner. After their shareholder and China regulatory approval, the transaction closed on April 27, 2017.

All issuances of common stock, including those issued pursuant to stock option and warrant exercises, restricted stock grants and acquisitions, are issued from the Company’s authorized but not issued and outstanding shares.

Note 10 — Joint Ventures

The Company owns a fifty percent interest in a joint venture (“Pacific Animation Partners”) with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company. The joint venture was created to develop and produce a boys’ animated television show, which it licensed worldwide for television broadcast as well as consumer products. The Company produced toys based upon the television program under a license from the joint venture which also licensed certain other merchandising rights to third parties. The Company is responsible for fifty percent of the operating expenses of the joint venture. The Company’s investment is being accounted for using the equity method. The joint venture completed and delivered 65 episodes of the show, which began airing in February 2012, and has since ceased production of the television show. For the three months ended March 31, 2017 and 2016, the Company did not recognize  income from the joint venture.

As of March 31, 2017 and December 31, 2016, the balance of the investment in the Pacific Animation Partners joint venture is nil.

In September 2012, the Company entered into a joint venture (“DreamPlay Toys”) with NantWorks LLC (“NantWorks”) in which it owns a fifty percent interest. Pursuant to the operating agreement of DreamPlay Toys, the Company paid to NantWorks cash in the amount of $8.0 million and issued NantWorks a warrant to purchase 1.5 million shares of the Company’s common stock at a value of $7.0 million in exchange for the exclusive right to arrange for the provision of the NantWorks recognition technology platform for toy products. The Company has classified these rights as an intangible asset, which is being amortized over the anticipated revenue stream from the exploitation of these rights. The joint venture entered into a Toy Services Agreement, as amended, with a current expiration date of October 1, 2018, to develop and produce toys utilizing recognition technologies owned by NantWorks. Pursuant to the terms of the amended Toy Services Agreement, NantWorks is entitled to receive a renewal fee of $0.4 million per year and a preferred return based upon net sales of DreamPlay Toys product sales and third-party license fees. The Company retains the financial risk of the joint venture and is responsible for the day-to-day operations, including development, sales and distribution, for which it is entitled to receive any remaining profit or is responsible for any losses. The results of operations of the joint venture are consolidated with the Company’s results. Sales of DreamPlay Toys products commenced in the third quarter of 2013. The owner of NantWorks beneficially owns more than 10% of the Company’s outstanding common stock, which includes 1.5 million shares underlying out-of-the-money stock warrants.

In addition, in 2012, the Company invested $7.0 million in cash in exchange for a five percent economic interest in a related entity, DreamPlay LLC, which will exploit the recognition technologies in non-toy consumer product categories. NantWorks has the right to repurchase the Company’s interest for $7.0 million. The Company has classified this investment as a long term asset on its balance sheet. The Company’s investment is being accounted for using the cost method. As of March 31, 2017, the Company determined the value of this investment will be realized and that no impairment has occurred.

In November 2014, the Company entered into a joint venture with Meisheng Cultural & Creative Corp., Ltd., for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the income from the joint venture for the three months ended March 31, 2017 and 2016 was income of $31,000 and $32,000, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2017

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited, a Hong Kong-based subsidiary of Meisheng (“HK Meisheng”), for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and HK Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng will oversee through the Company’s existing distribution joint venture. Minimal expenses were incurred during the three months ended March 31, 2017 and the non-controlling interest’s share of the losses from the joint venture for the three months ended March 31, 2017 was immaterial. As of April 27, 2017, Hong Kong Meisheng Cultural Company Limited beneficially owns more than 10% of the Company’s outstanding common stock (see Note 16).

Note 11 — Goodwill

The changes to the carrying amount of goodwill as of March 31, 2017 are summarized as follows (in thousands):

Total
Balance, December 31, 2016	$43,208
Adjustments to goodwill for foreign currency translation	60
Balance, March 31, 2017	$43,268

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If the first step indicates that a potential impairment exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. No goodwill impairment was determined to have occurred during the three months ended March 31, 2017 and 2016.

Note 12 — Intangible Assets Other Than Goodwill

Intangible assets other than goodwill consist primarily of licenses, product lines, customer relationships and trademarks. Amortized intangible assets are included in intangibles in the accompanying balance sheets. Trademarks are disclosed separately in the accompanying balance sheets. Intangible assets as of March 31, 2017 and December 31, 2016 include the following (in thousands, except for weighted useful lives):

		March 31, 2017			December 31, 2016
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)
Amortized Intangible Assets:
Licenses	5.81	$20,130	$(17,535)	$2,595	$20,130	$(17,248)	$2,882
Product lines	7.50	50,093	(22,236)	27,857	50,093	(20,634)	29,459
Customer relationships	4.90	3,152	(2,841)	311	3,152	(2,755)	397
Trade names	5.00	3,000	(2,800)	200	3,000	(2,650)	350
Non-compete agreements	5.00	200	(187)	13	200	(177)	23
Total amortized intangible assets		$76,575	$(45,599)	$30,976	$76,575	$(43,464)	$33,111
Unamortized Intangible Assets:
Trademarks		$2,608	$—	$2,608	$2,608	$—	$2,608

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2017

Note 13 — Comprehensive Loss

The table below presents the components of the Company’s comprehensive loss for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Net Loss	$(18,285)	$(17,383)
Other comprehensive income (loss):
Foreign currency translation adjustment	531	(724)
Comprehensive loss	(17,754)	(18,107)
Less: Comprehensive income attributable to non-controlling interests	31	32
Comprehensive loss attributable to JAKKS Pacific, Inc.	$(17,785)	$(18,139)

Note 14 — Litigation

The Company is a party to, and certain of its property is the subject of, various pending claims and legal proceedings that routinely arise in the ordinary course of its business, but the Company does not believe that any of these claims or proceedings will have a material effect on its business, financial condition or results of operations.

Note 15 — Share-Based Payments

The Company’s 2002 Stock Award and Incentive Plan (the “Plan”), as amended, provides for the awarding of stock options and restricted stock to employees, officers and non-employee directors. Under the Plan, the Company grants directors, certain officers and other key employees restricted common stock, with vesting contingent upon completion of specified service periods ranging from one to five years. The Company also grants certain officers performance-based awards, with vesting contingent upon the Company’s achievement of specified financial goals. The Plan is more fully described in Notes 15 and 17 to the Consolidated Financial Statements in the Company’s 2016 Annual Report on Form 10-K.

The following table summarizes the total share-based compensation expense and related tax benefits recognized for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Restricted stock compensation expense	$748	$623
Tax benefit related to restricted stock compensation	—	—

No stock options were outstanding as of December 31, 2016 and there has been no stock option activity pursuant to the Plan for the three months ended March 31, 2017.

Restricted stock award activity pursuant to the Plan for the three months ended March 31, 2017 is summarized as follows:

	Restricted Stock Awards
	Number of Shares	Weight Average Grant Fair Value
Outstanding, December 31, 2016	196,453	$7.01
Awarded	967,889	5.15
Released	(67,544)	8.34
Forfeited	—	—
Outstanding, March 31, 2017	1,096,798	5.29

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2017

As of March 31, 2017, there was $4.2 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of 5.05 years.

The Company granted Restricted Stock Units (“RSUs”) to certain non-executive personnel during the first quarter of 2017. RSUs are not treated in the same manner as Restricted Stock Awards (“RSAs”) as the Company does not issue the shares until the vest timing. Vesting of RSUs is predicated upon meeting certain criteria related to service, performance and/or market based conditions.

Restricted stock unit activity pursuant to the Plan for the three months ended March 31, 2017 is summarized as follows:

	Restricted Stock Units
	Number of Shares	Weight Average Grant Fair Value
Outstanding, December 31, 2016	—	$—
Awarded (January 1, 2017)	1,001,206	5.15
Released	—	—
Forfeited	—	—
Outstanding, March 31, 2017	1,001,206	5.15

As of March 31, 2017, there was $4.2 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 6.59 years.

Note 16 — Subsequent Events

In March 2017, the Company entered into an agreement to issue 3,660,891 shares of its common stock to Hong Kong Meisheng Cultural Company Limited, a Hong Kong affiliate of the Company’s China joint venture partner (collectively, “Meisheng”), at an aggregate price of $19.3 million. The use of proceeds will be for general corporate purposes. Pursuant to the stock purchase agreement, Meisheng was granted certain piggyback and demand registration rights. After Meisheng’s shareholder and China regulatory approvals, the transaction closed on April 27, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with our Consolidated Financial Statements and Notes thereto, which appear elsewhere herein.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements and supplementary information were prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Inherent in the application of many of these accounting policies is the need for management to make estimates and judgments in the determination of certain revenues, expenses, assets and liabilities. As such, materially different financial results can occur as circumstances change and additional information becomes known. The policies with the greatest potential effect on our results of operations and financial position include:

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

Goodwill (net), Trademarks (net) and Intangible assets (net) amounted to $76.9 million as of March 31, 2017 and $78.9 million as of December 31, 2016.

Reserve for Inventory Obsolescence. We value our inventory at the lower of cost or net realizable value. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling prices and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its net realizable value.

Failure to accurately predict and respond to consumer demand could result in us under-producing popular items or over-producing less popular items. Furthermore, significant changes in demand for our products would impact management’s estimates in establishing our inventory provision.

Management’s estimates are monitored on a quarterly basis, and a further adjustment to reduce inventory to its net realizable value is recorded as an increase to cost of sales when deemed necessary under the lower of cost or net realizable value standard.

Discrete Items for Income Taxes. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The discrete expense recorded in the three months ended March 31, 2017 related to the current quarter excess tax deficiencies is $51,000, and is fully offset by valuation allowance. No other discrete items were recognized during the three months ended March 31, 2017. During the comparable period in 2016, no discrete items were recognized.

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

We accrue a tax reserve for additional income taxes, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of March 31, 2017 and December 31, 2016, our income tax reserves were approximately $2.3 million and $2.3 million, respectively. The $2.3 million balance primarily relates to the potential tax settlement in Hong Kong and adjustments in the area of withholding taxes. Our income tax reserves are accounted for in income taxes payable.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of the pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. The new guidance is intended to improve the recognition and measurement of financial instruments. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. We are currently assessing the potential impact of this ASU on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”. ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of the pending adoption of this new standard on our consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. The update requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, which removes Step 2 from the goodwill impairment test. ASU 2017-04 will be effective for interim and annual reporting periods beginning after December 15, 2019. Early application is permitted after January 1, 2017. We are currently evaluating the impact of the adoption of ASU 2017-04 on our consolidated financial statements.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended March 31,
	2017	2016
Net sales	100.0%	100.0%
Cost of sales	68.2	67.5
Gross profit	31.8	32.5
Selling, general and administrative expenses	48.4	46.9
Loss from operations	(16.6)	(14.4)
Other income	—	0.1
Interest income	—	—
Interest expense	(3.1)	(3.4)
Loss before provision for (benefit from) income taxes	(19.7)	(17.7)
Provision for (benefit from) income taxes	(0.3)	0.4
Net loss	(19.4)	(18.1)
Net income attributable to non-controlling interests	—	—
Net loss attributable to JAKKS Pacific, Inc.	(19.4)%	(18.1)%

The following unaudited table summarizes, for the periods indicated, certain income statement data by segment (in thousands):

	Three Months Ended March 31,
	2017	2016
Net Sales
U.S. and Canada	$70,912	$72,202
International	19,942	20,168
Halloween	3,651	3,439
	94,505	95,809
Cost of Sales
U.S. and Canada	47,627	48,740
International	12,608	13,897
Halloween	4,249	1,989
	64,484	64,626
Gross Profit (Loss)
U.S. and Canada	23,285	23,462
International	7,334	6,271
Halloween	(598)	1,450
	$30,021	$31,183

Comparison of the Three Months Ended March 31, 2017 and 2016

Net Sales

U.S. and Canada. Net sales of our U.S. and Canada segment were $70.9 million for the three months ended March 31, 2017 compared to $72.2 million for the prior year period, representing a decrease of $1.3 million, or 1.8%. The decrease in net sales was primarily due to a decrease in unit sales of our Disney Tsum Tsum line of collectibles, Disney Frozen line of toddler dolls and our seasonal products, partially offset by an increase in unit sales of Gift ‘ems, Beauty and the Beast and Moana products, which were not sold in the prior year period.

International. Net sales of our International segment were $19.9 million for the three months ended March 31, 2017 compared to $20.2 million for the prior year period, representing a decrease of $0.3 million, or 1.5%. The decrease in net sales was primarily driven by declines in unit sales of our Disney Frozen line of toddler dolls and Star Wars Big Figs, partially offset by an increase in unit sales of Smurfs TM, Beauty and the Beast, and Moana products, which were not sold in the prior year period.

Halloween. Net sales of our Halloween segment were $3.7 million for the three months ended March 31, 2017 compared to $3.4 million for the prior year period, representing an increase of $0.3 million, or 8.8%.  The increase in net sales was driven by an increase in unit sales of a variety of products in 2017, partially offset by a decrease in unit prices of certain products and customer allowances.

Cost of Sales

U.S. and Canada. Cost of sales of our U.S. and Canada segment was $47.6 million, or 67.1% of related net sales for the three months ended March 31, 2017 compared to $48.7 million, or 67.5% of related net sales for the prior year period, representing a decrease of $1.1 million, or 2.3%. The decrease in dollars is due to lower overall unit sales in 2017. The decrease as a percentage of net sales, year over year, is due to a lower average royalty rate resulting from a shift in product mix, partially offset by increased depreciation of molds and tools due to product tooling driven by products introduced in 2016.

International. Cost of sales of our International segment was $12.6 million, or 63.3% of related net sales for the three months ended March 31, 2017 compared to $13.9 million, or 68.8% of related net sales for the prior year period, representing a decrease of $1.3 million, or 9.4%. The decrease in dollars is due to lower overall unit sales in 2017. The decrease as a percentage of net sales, year-over-year, is due to the change in product mix to relatively lower cost products and a decrease in the average royalty rate resulting from a shift in product mix.

Halloween. Cost of sales of our Halloween segment was $4.2 million, or 113.5% of related net sales for the three months ended March 31, 2017 compared to $2.0 million, or 58.8% of related net sales for the prior year period, representing an increase of $2.2 million, or 110.0%. The increase in dollars is due to higher overall unit sales in 2017. The increase as a percentage of net sales, year-over-year, is due to the lower net sales due to increased customer allowances and a shift in product mix to relatively higher cost products partially offset by a decrease in the average royalty rate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $45.7 million for the three months ended March 31, 2017 compared to $45.0 million for the prior year period constituting 48.4% and 46.9% of net sales, respectively. Selling, general and administrative expenses increased by $0.7 million from the prior year period primarily driven by incremental overhead related to our C’est Moi youth makeup and skincare product line and our Studio JP animation initiative partially offset by lower media buys.

Interest Expense

Interest expense was $2.9 million in the three months ended March 31, 2017, as compared to $3.2 million in the prior year period. In the three months ended March 31, 2017, we booked interest expense of $2.7 million related to our convertible senior notes payable due in 2018 and 2020 and $0.2 million related to our revolving credit facility. In the three months ended March 31, 2016, we booked interest expense of $3.1 million related to our convertible senior notes payable due in 2018 and 2020 and $0.1 million related to our revolving credit facility. The decrease in 2017 is the result of lower average debt balances in 2017 due to debt repurchases and retirements in 2017 and 2016.

Provision for (Benefit From) Income Taxes

Our income tax benefit, which includes federal, state and foreign income taxes and discrete items, was $0.3 million, or an effective tax rate of 1.8%, for the three months ended March 31, 2017. During the comparable period in 2016, our income tax expense was $0.4 million, or an effective tax rate of (2.5%).

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

Liquidity and Capital Resources

As of March 31, 2017, we had working capital of $198.2 million, compared to $236.6 million as of December 31, 2016. The decrease was primarily attributable to the exchange and retirement of convertible senior notes, the net loss and lower accounts receivable, partially offset by an increase in prepaid expenses and lower accounts payable and accrued expenses balances.

Operating activities provided net cash of $9.9 million in the three months ended March 31, 2017, as compared to providing net cash of $33.4 million in the prior year period. Net cash was primarily impacted by a decrease in accounts receivable, partially offset by an increase in prepaid expenses and decreases in accounts payable and accrued expenses. Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 94 days as of March 31, 2017, compared to 80 days as of March 31, 2016. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of March 31, 2017, we had cash and cash equivalents of $57.5 million and restricted cash of $10.6 million.

Our investing activities used net cash of $4.4 million in the three months ended March 31, 2017, as compared to using net cash of $3.8 million in the prior year period, consisting of cash paid for the purchase of molds and tooling used in the manufacture of our products. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 20% payable on net sales of such products. As of March 31, 2017, these agreements required future aggregate minimum guarantees of $73.3 million, exclusive of $30.3 million in advances already paid. Of this $73.3 million future minimum guarantee, $46.8 million is due over the next twelve months.

Our financing activities used net cash of $34.6 million in the three months ended March 31, 2017, as compared to using net cash $12.6 million in the prior year period, primarily consisting of the cash portion of $24.1 million in the exchange of $39.1 million principal amount of our 2018 convertible senior notes.

 In March 2014, we and our domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (“GECC”). The loan agreement, as amended and assigned to Wells Fargo Bank, N.A. pursuant to its acquisition of GECC (the “WF Loan Agreement”), provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain accounts receivable and inventory. The amounts outstanding under the WF Loan Agreement are payable in full upon maturity of the credit facility on March 27, 2019, and the credit facility is secured by a security interest in favor of the lender covering a substantial amount of the assets of the Company. As of March 31, 2017, the amount of outstanding borrowings was $10.0 million and outstanding stand-by letters of credit totaled $28.2 million. As of March 31, 2017, outstanding borrowings and stand-by letters of credit exceeded the borrowing base availability under the credit line by $10.6 million which was funded by the Company resulting in restricted cash of $10.6 million. Such funds will become unrestricted when and as the excess borrowing capacity under the credit line becomes positive.

In July 2013, we sold an aggregate of $100.0 million principal amount of 4.25% Convertible Senior Notes due 2018 (the “2018 Notes”). The 2018 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on August 1 and February 1 of each year at a rate of 4.25% per annum and will mature on August 1, 2018. The initial and still current conversion rate for the 2018 Notes is 114.3674 shares of our common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.74 per share of common stock, subject to adjustment in certain events. Upon conversion, the 2018 Notes will be settled in shares of the Company’s common stock. Holders of the 2018 Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2018 Notes). We used $61.0 million of the approximate $96.0 million in net proceeds from the offering to repurchase at par $61.0 million principal amount of then outstanding. In 2016, the Company repurchased and retired an aggregate of approximately $6.1 million principal amount of the 2018 Notes. During January and February 2017, the Company exchanged at par and retired $39.1 million principal amount of the 2018 Notes for $24.1 million in cash and approximately 2.9 million shares of its common stock.

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

We believe that our cash flows from operations, cash and cash equivalents on hand and the availability under our credit facility will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future and due to the seasonality of our business, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. As of March 31, 2017 and December 31, 2016, we held cash and short term investments held by our foreign subsidiaries of $58.4 million and $72.2 million, respectively. Although a significant portion of our cash is held by our foreign subsidiaries off-shore, we intend to finance our long-term liquidity requirements out of net cash provided by operations and net cash and cash equivalents and availability under our credit facility. As of March 31, 2017, we do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We issued $100.0 million principal amount of convertible senior notes with a fixed interest rate of 4.25% per annum in July 2013 and $115.0 million principal amount of convertible senior notes with a fixed interest rate of 4.875% per annum in June 2014, of which $54.7 million and $113.0 million, respectively, remain outstanding as of March 31, 2017. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates on these issuances.

Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility (see Note 5 - Credit Facility in the accompanying notes to the consolidated financial statements for additional information). Borrowings under the credit facility bear interest at a variable rate based on Prime Lending Rate or LIBOR Rate at the option of the Company. For Prime Lending Rate loans, the interest rate is equal to the highest of (i) the Federal Funds Rate plus a margin of 0.50%, (ii) the rate last quoted by The Wall Street Journal as the “Prime Rate,” or (iii) the sum of a LIBOR rate plus 1.00%, plus a margin of 2.25%. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin of 2.25%. Borrowings under the credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the three months ended March 31, 2017, the maximum amount borrowed under the facility was $20.0 million and the average amount of borrowings outstanding was $12.8 million. As of March 31, 2017, the amount of total borrowings outstanding was $10.0 million and outstanding stand-by letters of credit totaled $28.2 million. If the prevailing market interest rates relative to these borrowings increased by 10%, our interest expense during the period ended March 31, 2017 would have increased by less than $0.1 million.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to, and certain of our property is the subject of, various pending claims and legal proceedings that routinely arise in the ordinary course of our business, but we do not believe that any of these claims or proceedings will have a material effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in the Company’s 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the first quarter of 2017, the Company did not purchase any of its common stock.

Issuer Unregistered Sale of Equity Securities

During the first quarter of 2017, the Company did not sell any unregistered equity securities.

Item 6. Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated By-Laws of the Company (2)
4.1	Indenture dated July 24, 2013 by and between the Registrant and Wells Fargo Bank, N.A (3)
4.2	Form of 4.25% Senior Convertible Note (3)
4.3	Credit Agreement dated as of March 27, 2014 by and among Registrant and its US wholly-owned subsidiaries and General Electric Capital Corporation (4)
4.4	Revolving Loan Note dated March 27, 2014 by Registrant and its US wholly-owned subsidiaries in favor of General Electric Capital Corporation (4)
4.5	Indenture dated June 9, 2014 by and between the Registrant and Wells Fargo Bank, N.A (5)
4.6	Form of 4.875% Senior Convertible Note (5)
4.7	Fourth Amendment to Credit Agreement dated as of June 5, 2015 among Registrant and its US wholly-owned subsidiaries and General Electric Capital Corporation (6)
10.1	Equity Purchase Agreement dated as of March 15, 2017 between Registrant and Hong Kong Meisheng Cultural Company Limited. (7)
10.2	Registration Rights Agreement dated as of April 27, 2017 between Registrant and Hong Kong Meisheng Cultural Company Limited. (7)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (8)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (8)
32.1	Section 1350 Certification of Chief Executive Officer (8)
32.2	Section 1350 Certification of Chief Financial Officer (8)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011 and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed July 24, 2013 and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2014 and incorporated herein by reference.

(6)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 16, 2015 and incorporated herein by reference.

(7)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed March 16, 2017 and incorporated herein by reference.

(8)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: May 10, 2017	By:	/s/ JOEL M. BENNETT
Joel M. Bennett
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Item 6. Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated By-Laws of the Company (2)
4.1	Indenture dated July 24, 2013 by and between the Registrant and Wells Fargo Bank, N.A (3)
4.2	Form of 4.25% Senior Convertible Note (3)
4.3	Credit Agreement dated as of March 27, 2014 by and among Registrant and its US wholly-owned subsidiaries and General Electric Capital Corporation (4)
4.4	Revolving Loan Note dated March 27, 2014 by Registrant and its US wholly-owned subsidiaries in favor of General Electric Capital Corporation (4)
4.5	Indenture dated June 9, 2014 by and between the Registrant and Wells Fargo Bank, N.A (5)
4.6	Form of 4.875% Senior Convertible Note (5)
4.7	Fourth Amendment to Credit Agreement dated as of June 5, 2015 among Registrant and its US wholly-owned subsidiaries and General Electric Capital Corporation (6)
10.1	Equity Purchase Agreement dated as of March 15, 2017 between Registrant and Hong Kong Meisheng Cultural Company Limited. (7)
10.2	Registration Rights Agreement dated as of April 27, 2017 between Registrant and Hong Kong Meisheng Cultural Company Limited. (7)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (8)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (8)
32.1	Section 1350 Certification of Chief Executive Officer (8)
32.2	Section 1350 Certification of Chief Financial Officer (8)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011 and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed July 24, 2013 and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference.

(5)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2014 and incorporated herein by reference.

(6)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 16, 2015 and incorporated herein by reference.

(7)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed March 16, 2017 and incorporated herein by reference.

(8)	Filed herewith.