Form 10-Q
period 2017-06-30
JAKKS PACIFIC INC
filed 2017-08-09
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒      No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☒      No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐      No    ☒

The number of shares outstanding of the issuer’s common stock is 26,987,430 as of August 9, 2017.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2017
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

Assets	June 30, 2017	December 31, 2016
	(Unaudited)
Current assets
Cash and cash equivalents	$64,098	$86,064
Restricted cash	3,500	—
Accounts receivable, net of allowance for uncollectible accounts of $5,138 and $2,864 in 2017 and 2016, respectively	110,477	173,599
Inventory, net	81,220	75,435
Income taxes receivable	2,642	1,204
Prepaid expenses and other assets	27,480	17,077
Total current assets	289,417	353,379
Property and equipment
Office furniture and equipment	14,771	14,345
Molds and tooling	109,894	103,128
Leasehold improvements	10,908	10,927
Total	135,573	128,400
Less accumulated depreciation and amortization	111,046	105,559
Property and equipment, net	24,527	22,841
Intangible assets, net	28,861	33,111
Other long term assets	2,490	2,156
Investment in DreamPlay LLC	7,000	7,000
Goodwill, net	43,475	43,208
Trademarks, net	2,608	2,608
Total assets	$398,378	$464,303
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$67,003	$51,741
Accrued expenses	22,390	38,645
Reserve for sales returns and allowances	9,056	16,424
Short term debt	—	10,000
Total current liabilities	98,449	116,810
Convertible senior notes, net of debt issuance costs of $2,753 and $3,858 in 2017 and 2016, respectively	152,975	203,007
Other liabilities	4,739	5,004
Income taxes payable	1,205	2,248
Deferred income taxes, net	2,034	2,034
Total liabilities	259,402	329,103
Commitments and contingencies
Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 26,987,430 and 19,376,773 shares issued and outstanding in 2017 and 2016, respectively	27	19
Treasury stock, at cost; 3,112,840 shares	(24,000)	(24,000)
Additional paid-in capital	213,898	177,624
Accumulated deficit	(37,206)	(2,148)
Accumulated other comprehensive loss	(14,741)	(17,207)
Total JAKKS Pacific, Inc. stockholders' equity	137,978	134,288
Non-controlling interests	998	912
Total stockholders' equity	138,976	135,200
Total liabilities and stockholders' equity	$398,378	$464,303

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2017	2016	2017	2016
Net sales	$119,565	$140,977	$214,070	$236,786
Cost of sales	85,846	96,177	150,330	160,803
Gross profit	33,719	44,800	63,740	75,983
Selling, general and administrative expenses	47,827	45,900	93,572	90,899
Loss from operations	(14,108)	(1,100)	(29,832)	(14,916)
Income from joint ventures	105	861	105	861
Other income	159	—	182	75
Interest income	10	18	14	34
Interest expense	(2,537)	(3,220)	(5,469)	(6,446)
Loss before provision for (benefit from) income taxes	(16,371)	(3,441)	(35,000)	(20,392)
Provision for (benefit from) income taxes	316	704	(28)	1,136
Net loss	(16,687)	(4,145)	(34,972)	(21,528)
Net income attributable to non-controlling interests	55	224	86	256
Net loss attributable to JAKKS Pacific, Inc.	$(16,742)	$(4,369)	$(35,058)	$(21,784)
Loss per share - basic and diluted	$(0.77)	$(0.27)	$(1.77)	$(1.30)
Shares used in loss per share	21,616	16,402	19,865	16,818
Comprehensive loss	$(14,752)	$(7,079)	$(32,506)	$(25,186)
Comprehensive loss attributable to JAKKS Pacific, Inc.	$(14,807)	$(7,303)	$(32,592)	$(25,442)

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30, (Unaudited)
	2017	2016
Cash flows from operating activities
Net loss	$(34,972)	$(21,528)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	2,893	—
Depreciation and amortization	10,113	8,692
Write-off and amortization of debt issuance costs	1,383	1,317
Share-based compensation expense	1,460	1,084
Gain on disposal of property and equipment	(23)	—
Gain on extinguishment of convertible senior notes	(114)	(69)
Deferred income taxes	—	4
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	60,229	30,495
Inventory	(5,785)	(10,924)
Income taxes receivable	(1,438)	573
Prepaid expenses and other assets	(10,898)	4,003
Accounts payable	15,322	32,330
Accrued expenses	(16,255)	(19,963)
Reserve for sales returns and allowances	(7,368)	(8,307)
Income taxes payable	(1,043)	985
Other liabilities	(265)	18
Total adjustments	48,211	40,238
Net cash provided by operating activities	13,239	18,710
Cash flows from investing activities
Purchases of property and equipment	(7,611)	(6,110)
Proceeds from sale of property and equipment	24	—
Net cash used in investing activities	(7,587)	(6,110)
Cash flows from financing activities
Repurchase of common stock	—	(11,941)
Repurchase of common stock for employee tax withholding	(12)	(844)
Repayment of credit facility borrowings	(10,000)	—
Repurchase of convertible senior notes	(35,614)	(2,626)
Proceeds from issuance of common stock	19,311	—
Net cash used in financing activities	(26,315)	(15,411)
Net decrease in cash and cash equivalents	(20,663)	(2,811)
Effect of foreign currency translation	2,197	(3,091)
Cash, cash equivalents, and restricted cash, beginning of period	86,064	102,528
Cash, cash equivalents, and restricted cash, end of period	$67,598	$96,626
Cash paid during the period for:
Income taxes	$1,598	$23
Interest	$4,793	$4,899

See Notes 5, 6 and 9 for additional supplemental information to the consolidated statements of cash flows.

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2017

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is continuing to evaluate the effect that the adoption of this ASU will have on its consolidated financial statements and related disclosures, and has not yet selected a transition method. The Company is currently evaluating its business and contracts to determine any changes to accounting policies, processes or systems necessary to adopt the requirements of the new standard.

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

In February 2016, the FASB issued ASU 2016-02, “Leases”. ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the pending adoption of this new standard on its consolidated financial statements.

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
June 30, 2017

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. The update requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The Company early adopted this standard during the second quarter of 2017. Restricted cash is now included as a component of cash, cash equivalents, and restricted cash on the Company’s consolidated statements of cash flows. The inclusion of restricted cash increased the ending balance of the consolidated statements of cash flows by $3.5 million and $9.9 million for the six months ended June 30, 2017 and 2016, respectively.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2017-09 on its consolidated financial statements.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2017

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and six months ended June 30, 2017 and 2016 and as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Sales
U.S. and Canada	$70,140	$89,737	$141,052	$161,939
International	17,500	19,953	37,442	40,121
Halloween	31,925	31,287	35,576	34,726
	$119,565	$140,977	$214,070	$236,786

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income (Loss) from Operations
U.S. and Canada	$(9,519)	$654	$(17,395)	$(7,899)
International	(1,479)	(344)	(3,251)	(2,505)
Halloween	(3,110)	(1,410)	(9,186)	(4,512)
	$(14,108)	$(1,100)	$(29,832)	$(14,916)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Depreciation and Amortization Expense
U.S. and Canada	$4,051	$3,240	$7,425	$6,310
International	984	702	1,882	1,554
Halloween	698	714	806	828
	$5,733	$4,656	$10,113	$8,692

	June 30, 2017	December 31, 2016
Assets
U.S. and Canada	$246,043	$306,895
International	90,304	119,560
Halloween	62,031	37,848
	$398,378	$464,303

The following tables present information about the Company by geographic area as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016 (in thousands):

	June 30, 2017	December 31, 2016
Long-lived Assets
China	$17,813	$15,710
United States	6,272	6,587
Hong Kong	442	544
	$24,527	$22,841

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2017

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Sales by Customer Area
United States	$99,070	$115,216	$168,630	$186,184
Europe	10,337	11,410	22,897	24,165
Canada	2,580	5,053	7,024	9,703
Hong Kong	168	338	387	677
Other	7,410	8,960	15,132	16,057
	$119,565	$140,977	$214,070	$236,786

Major Customers

Net sales to major customers for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Wal-Mart	$19,391	16.2%	$39,063	27.7%	$42,643	19.9%	$66,810	28.2%
Target	20,522	17.2	18,818	13.3	33,181	15.5	26,940	11.4
Toys 'R' Us	11,020	9.2	10,130	7.2	18,731	8.8	18,464	7.8
	$50,933	42.6%	$68,011	48.2%	$94,555	44.2%	$112,214	47.4%

At June 30, 2017 and December 31, 2016, the Company’s three largest customers accounted for approximately 42.9% and 35.8%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and capitalized warehouse costs, is valued at the lower of cost (first-in, first-out) or net realizable value, net of inventory obsolescence reserve, and consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$3,158	$5,204
Finished goods	78,062	70,231
	$81,220	$75,435

During the first quarter of 2017, the Company adopted ASU 2015-11, “Simplifying the Measurement of Inventory (Topic 330)”. The amendments, which apply to inventory that is measured using any method other than the last-in, first-out (LIFO) or retail inventory method, require that entities measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and should be applied on a prospective basis. The adoption of ASU 2015-11 did not have a material impact on the Company’s consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2017

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

The Company’s reserve for sales returns and allowances amounted to $9.1 million as of June 30, 2017, compared to $16.4 million as of December 31, 2016.  This decrease is primarily due to certain customers taking their annual allowances related to 2016 sales as well as allowances related to 2017 during 2017.

Note 5 — Credit Facility

In March 2014, the Company and its domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (“GECC”). The loan agreement, as amended and subsequently assigned to Wells Fargo Bank, N.A. pursuant to its acquisition of GECC, provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain accounts receivable and inventory (the “WF Loan Agreement”). The amounts outstanding under the credit facility are payable in full upon maturity of the facility on March 27, 2019, and the credit facility is secured by a security interest in favor of the lender covering a substantial amount of the assets of the Company. As of June 30, 2017, the amount of outstanding borrowings was nil and outstanding stand-by letters of credit totaled $28.2 million which exceeded the borrowing base availability under the credit line by $3.5 million and was funded by the Company resulting in restricted cash of $3.5 million. Such funds will become unrestricted when and as the excess borrowing capacity under the credit line becomes positive. As of December 31, 2016, the amount of outstanding borrowings was $10.0 million and outstanding stand-by letters of credit totaled $28.2 million; the total excess borrowing capacity was $12.1 million.

The Company’s ability to borrow under the WF Loan Agreement is also subject to its ongoing compliance with certain financial covenants, including the maintenance by the Company of a fixed charge coverage ratio of at least 1.2:1.0 based on the trailing four fiscal quarters. As of June 30, 2017 and December 31, 2016, the Company was in compliance with the financial covenants under the WF Loan Agreement.

The Company may borrow funds at LIBOR or at a base rate, plus applicable margins of 225 basis point spread over LIBOR and 125 basis point spread on base rate loans. In addition to standard fees, the facility has a stand-by letter of credit fee of 225 basis points and an unused credit line fee, which ranges from 25 to 50 basis points. As of June 30, 2017 and December 31, 2016, the interest rate on the credit facility was approximately 3.04% and 3.01%, respectively.

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

Note 6 — Convertible Senior Notes

In July 2013, the Company sold an aggregate of $100.0 million principal amount of 4.25% Convertible Senior Notes due 2018 (the “2018 Notes”). The 2018 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on August 1 and February 1 of each year at a rate of 4.25% per annum and will mature on August 1, 2018. The initial and still current conversion rate for the 2018 Notes is 114.3674 shares of JAKKS common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.74 per share of common stock, subject to adjustment in certain events. Upon conversion, the 2018 Notes will be settled in shares of the Company’s common stock. Holders of the 2018 Notes may require that the Company repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2018 Notes). In 2016, the Company repurchased and retired an aggregate of approximately $6.1 million principal amount of the 2018 Notes. In addition, approximately $0.1 million of the unamortized debt issuance costs were written off and a nominal gain was recognized in conjunction with the retirement of the 2018 Notes. During the first quarter of 2017, the Company exchanged and retired $39.1 million principal amount of the 2018 Notes at par for $24.1 million in cash and approximately 2.9 million shares of its common stock. During the second quarter of 2017, the Company exchanged and retired $12.0 million principal amount of the 2018 Notes at par for $11.6 million in cash and 112,400 shares of its common stock. In addition, for the three months ended June 30, 2017, approximately $0.1 million of the unamortized debt issuance costs were written off and a $0.1 million gain was recognized in conjunction with the exchange and retirement of the 2018 Notes.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2017

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

The fair value of the 2018 Notes as of June 30, 2017 and December 31, 2016 was approximately $42.1 million and $83.7 million, respectively, based upon the most recent quoted market price. The fair value of the 2020 Notes as of June 30, 2017 and December 31, 2016 was approximately $98.0 million and $89.3 million, respectively, based upon the most recent quoted market price. The fair value of the convertible senior notes is considered to be a Level 2 measurement on the fair value hierarchy.

Convertible senior notes consist of the following (in thousands):

	June 30, 2017			December 31, 2016
	Principal Amount	Debt Issuance Costs	Net Amount	Principal Amount	Debt Issuance Costs	Net Amount
4.25% convertible senior notes (due 2018)	$42,728	$387	$42,341	$93,865	$1,098	$92,767
4.875% convertible senior notes (due 2020)	113,000	2,366	110,634	113,000	2,760	110,240
Total	$155,728	$2,753	$152,975	$206,865	$3,858	$203,007

Amortization expense classified as interest expense related to debt issuance costs was $0.8 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively, and $1.1 million and $1.1 million for the six months ended June 30, 2017 and 2016, respectively.

Note 7 — Income Taxes

The Company’s income tax expense of $0.3 million for the three months ended June 30, 2017 reflects an effective tax rate of (1.9)%. The Company’s income tax expense of $0.7 million for the three months ended June 30, 2016 reflects an effective tax rate of (20.5)%. The majority of the tax expense for the three months ended June 30, 2017 and 2016 relate to foreign income taxes.

The Company’s income tax benefit of $27,603 for the six months ended June 30, 2017 reflects an effective tax rate of 0.1%. The Company’s income tax expense of $1.1 million for the six months ended June 30, 2016 reflects an effective tax rate of (5.6)%. The majority of the tax benefit for the six months ended June 30, 2017 relates to favorable discrete items partially offset by foreign income taxes. The majority of the tax expense for the six months ended June 30, 2016 relates to foreign taxes.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2017

During the first quarter of 2017, the Company adopted ASU 2016-09, “Improvement to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payments, including treatment of excess tax benefits and forfeitures, as well as consideration of minimum statutory tax withholding requirements. Under the new standard, all excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur. No discrete tax expense was recognized related to this during the second quarter of 2017.

Note 8 — Loss Per Share

The following table is a reconciliation of the weighted average shares used in the computation of loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,
	2017			2016
	Loss	Weighted Average Shares	Per-Share	Loss	Weighted Average Shares	Per-Share
Loss per share — basic and diluted
Net loss available to common stockholders	$(16,742)	21,616	$(0.77)	$(4,369)	16,402	$(0.27)

	Six Months Ended June 30,
	2017			2016
	Loss	Weighted Average Shares	Per-Share	Loss	Weighted Average Shares	Per-Share
Loss per share — basic and diluted
Net loss available to common stockholders	$(35,058)	19,865	$(1.77)	$(21,784)	16,818	$(1.30)

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of warrants, options, restricted stock awards, restricted stock units and convertible debt to the extent they are dilutive). The weighted average number of common shares outstanding excludes shares repurchased pursuant to a prepaid forward share repurchase agreement (see Note 9). Common share equivalents that could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted earnings per share due to being anti-dilutive, totaled 21,405,998 and 25,505,763 for the three months ended June 30, 2017 and 2016, respectively, and 22,160,979 and 25,285,744 for the six months ended June 30, 2017 and 2016, respectively.

Note 9 — Common Stock and Preferred Stock

In June 2014, the Company effectively repurchased 3,112,840 shares of its common stock for an aggregate amount of $24.0 million pursuant to a prepaid forward share repurchase agreement entered into with Merrill Lynch International (“ML”). These repurchased shares are treated as retired for basic and diluted earnings per share purposes although they remain legally outstanding. The Company reflects the aggregate purchase price as a reduction to stockholders’ equity classified as Treasury Stock. No shares have been delivered to the Company by ML as of June 30, 2017.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2017

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

In March 2017, the Company entered into an agreement to issue 3,660,891 shares of its common stock at an aggregate price of $19.3 million to a Hong Kong affiliate of its China joint venture partner. After their shareholder and China regulatory approval, the transaction closed on April 27, 2017. Upon the closing, the Company added a representative of Meisheng as a non-employee director and issued 13,319 shares of restricted stock at a value of $0.1 million, which vest in January 2018.

In June 2017, the Company issued an aggregate of 112,400 shares of its common stock at a value of approximately $0.4 million to holders of its 2018 convertible senior notes as partial consideration for the exchange at par of $11.6 million principal amount of such notes.

All issuances of common stock, including those issued pursuant to stock option and warrant exercises, restricted stock grants and acquisitions, are issued from the Company’s authorized but not issued and outstanding shares.

Note 10 — Joint Ventures

The Company owns a fifty percent interest in a joint venture (“Pacific Animation Partners”) with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company. The joint venture was created to develop and produce a boys’ animated television show, which it licensed worldwide for television broadcast as well as consumer products. The Company produced toys based upon the television program under a license from the joint venture which also licensed certain other merchandising rights to third parties. The Company is responsible for fifty percent of the operating expenses of the joint venture. The Company’s investment is being accounted for using the equity method. The joint venture completed and delivered 65 episodes of the show, which began airing in February 2012, and has since ceased production of the television show. For the three and six months ended June 30, 2017 and 2016, the Company recognized nil and $0.7 million of income for funds related to operations of the joint venture.

As of June 30, 2017 and December 31, 2016, the balance of the investment in the Pacific Animation Partners joint venture is nil.

For the three and six months ended June 30, 2017 and 2016, respectively, the Company recognized $0.1 million and $0.2 million of income for funds received related to a former video game joint venture in partial settlement of amounts owed to the Company when our joint venture partner was liquidated pursuant to their 2012 bankruptcy filing.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2017

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

In addition, in 2012, the Company invested $7.0 million in cash in exchange for a five percent economic interest in a related entity, DreamPlay LLC, which will exploit the recognition technologies in non-toy consumer product categories. NantWorks has the right to repurchase the Company’s interest for $7.0 million. The Company has classified this investment as a long term asset on its balance sheet. The Company’s investment is being accounted for using the cost method. As of June 30, 2017, the Company determined the value of this investment will be realized and that no impairment has occurred.

In November 2014, the Company entered into a joint venture with Meisheng Cultural & Creative Corp., Ltd., for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the income from the joint venture for the three months ended June 30, 2017 and 2016 was income of $55,000 and $224,000, respectively, and for the six months ended June 30, 2017 and 2016 was income of $86,000 and $256,000, respectively.

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited, a Hong Kong-based subsidiary of Meisheng (“HK Meisheng”), for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and HK Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng will oversee through the Company’s existing distribution joint venture. During the three and six months ended June 30, 2017, minimal expenses were incurred and the non-controlling interest’s share of the losses from the joint venture for the three and six months ended June 30, 2017 was immaterial. As of April 27, 2017, Hong Kong Meisheng Cultural Company Limited beneficially owns more than 10% of the Company’s outstanding common stock.

Note 11 — Goodwill

The changes to the carrying amount of goodwill as of June 30, 2017 are summarized as follows (in thousands):

Total
Balance, December 31, 2016	$43,208
Adjustments to goodwill for foreign currency translation	267
Balance, June 30, 2017	$43,475

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis, and if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If the first step indicates that a potential impairment exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. Based on the Company’s April 1 assessment, it determined that the fair values of its reporting units were not less than the carrying amounts. No goodwill impairment was determined to have occurred during the six months ended June 30, 2017.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2017

Note 12 — Intangible Assets Other Than Goodwill

Intangible assets other than goodwill consist primarily of licenses, product lines, customer relationships and trademarks. Amortized intangible assets are included in intangibles in the accompanying balance sheets. Trademarks are disclosed separately in the accompanying balance sheets. Intangible assets as of June 30, 2017 and December 31, 2016 include the following (in thousands, except for weighted useful lives):

		June 30, 2017			December 31, 2016
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)
Amortized Intangible Assets:
Licenses	5.81	$20,130	$(17,833)	$2,297	$20,130	$(17,248)	$2,882
Product lines	7.50	50,093	(23,807)	26,286	50,093	(20,634)	29,459
Customer relationships	4.90	3,152	(2,927)	225	3,152	(2,755)	397
Trade names	5.00	3,000	(2,950)	50	3,000	(2,650)	350
Non-compete agreements	5.00	200	(197)	3	200	(177)	23
Total amortized intangible assets		$76,575	$(47,714)	$28,861	$76,575	$(43,464)	$33,111
Unamortized Intangible Assets:
Trademarks		$2,608	$—	$2,608	$2,608	$—	$2,608

Note 13 — Comprehensive Loss

The table below presents the components of the Company’s comprehensive loss for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Loss	$(16,687)	$(4,145)	$(34,972)	$(21,528)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,935	(2,934)	2,466	(3,658)
Comprehensive loss	(14,752)	(7,079)	(32,506)	(25,186)
Less: Comprehensive income attributable to non-controlling interests	55	224	86	256
Comprehensive loss attributable to JAKKS Pacific, Inc.	$(14,807)	$(7,303)	$(32,592)	$(25,442)

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
(Unaudited)
June 30, 2017

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

The following table summarizes the total share-based compensation expense and related tax benefits recognized for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Restricted stock compensation expense	$712	$461	$1,460	$1,084
Tax benefit related to restricted stock compensation	—	—	—	—

No stock options were outstanding as of December 31, 2016 and there has been no stock option activity pursuant to the Plan for the six months ended June 30, 2017.

Restricted stock award activity pursuant to the Plan for the six months ended June 30, 2017 is summarized as follows:

	Restricted Stock Awards
	Number of Shares	Weight Average Grant Fair Value
Outstanding, December 31, 2016	196,453	$7.01
Awarded	981,208	5.15
Released	(67,544)	8.33
Forfeited	(7,715)	5.22
Outstanding, June 30, 2017	1,102,402	5.28

As of June 30, 2017, there was $3.6 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of 5.2 years.

The Company granted Restricted Stock Units (“RSUs”) to certain non-executive personnel during the first quarter of 2017. RSUs are not treated in the same manner as Restricted Stock Awards (“RSAs”) as the Company does not issue the shares until the vest timing. Vesting of RSUs is predicated upon meeting certain criteria related to service, performance and/or market based conditions.

Restricted stock unit activity pursuant to the Plan for the six months ended June 30, 2017 is summarized as follows:

	Restricted Stock Units
	Number of Shares	Weight Average Grant Fair Value
Outstanding, December 31, 2016	—	$—
Awarded	1,001,206	5.15
Released	—	—
Forfeited	(37,864)	5.15
Outstanding, June 30, 2017	963,342	5.15

As of June 30, 2017, there was $3.9 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 6.4 years.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2017
Note 16 — Subsequent Event

In August 2017, the Company agreed with Oasis Management and Oasis Investments II Master Fund Ltd., the holder of $21.6 million face amount of its 4.25% Convertible Senior Notes due in 2018, to extend the maturity date of these notes to November 2020 and reduce the interest rate to 3.25% per annum, among other things. The agreement is subject to the negotiation and conclusion of a definitive agreement for the modification and final approval by the other members of the Company’s Board of Directors and Oasis’ Investment Committee. After such modification the balance of the face amount of the 2018 Notes will be reduced to approximately $21.2 million.

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

Goodwill (net), Trademarks (net) and Intangible assets (net) amounted to $74.9 million as of June 30, 2017 and $78.9 million as of December 31, 2016.

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

Discrete Items for Income Taxes. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. No discrete expense was recorded in the three months ended June 30, 2017 related to this. During the three and six months ended June 30, 2017, a discrete tax benefit of $115,000 related to return to provision adjustments for foreign jurisdictions and favorable audit settlements were recognized. During the comparable period in 2016, a discrete tax expense of $127,000 related to the additional tax assessment on the Hong Kong income tax audits for the tax year 2010/2011 was recognized.

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

We accrue a tax reserve for additional income taxes, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of June 30, 2017 and December 31, 2016, our income tax reserves were approximately $1.2 million and $2.3 million, respectively. The $1.2 million balance primarily relates to the potential tax settlement in Hong Kong and adjustments in the area of withholding taxes. Our income tax reserves are accounted for in income taxes payable.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are continuing to evaluate the effect that the adoption of this ASU will have on our consolidated financial statements and related disclosures, and have not yet selected a transition method. We are currently evaluating our business and contracts to determine any changes to accounting policies, processes or systems necessary to adopt the requirements of the new standard.

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

In February 2016, the FASB issued ASU 2016-02, “Leases”. ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of the pending adoption of this new standard on our consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. The update requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. We early adopted this standard during the second quarter of 2017. Restricted cash is now included as a component of cash, cash equivalents, and restricted cash on our consolidated statements of cash flows. The inclusion of restricted cash increased the ending balance of the consolidated statements of cash flows by $3.5 million and $9.9 million for the six months ended June 30, 2017 and 2016, respectively.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the impact of the adoption of ASU 2017-09 on our consolidated financial statements.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.8	68.2	70.2	67.9
Gross profit	28.2	31.8	29.8	32.1
Selling, general and administrative expenses	40.0	32.6	43.7	38.4
Loss from operations	(11.8)	(0.8)	(13.9)	(6.3)
Income from joint ventures	0.1	0.6	—	0.4
Other income	0.1	—	0.1	—
Interest income	—	—	—	—
Interest expense	(2.1)	(2.2)	(2.6)	(2.7)
Loss before provision for (benefit from) income taxes	(13.7)	(2.4)	(16.4)	(8.6)
Provision for (benefit from) income taxes	0.3	0.5	—	0.5
Net loss	(14.0)	(2.9)	(16.4)	(9.1)
Net income attributable to non-controlling interests	—	0.2	—	0.1
Net loss attributable to JAKKS Pacific, Inc.	(14.0)%	(3.1)%	(16.4)%	(9.2)%

The following unaudited table summarizes, for the periods indicated, certain income statement data by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Sales
U.S. and Canada	$70,140	$89,737	$141,052	$161,939
International	17,500	19,953	37,442	40,121
Halloween	31,925	31,287	35,576	34,726
	119,565	140,977	214,070	236,786
Cost of Sales
U.S. and Canada	50,115	58,520	97,742	107,260
International	11,782	13,657	24,390	27,554
Halloween	23,949	24,000	28,198	25,989
	85,846	96,177	150,330	160,803
Gross Profit
U.S. and Canada	20,025	31,217	43,310	54,679
International	5,718	6,296	13,052	12,567
Halloween	7,976	7,287	7,378	8,737
	$33,719	$44,800	$63,740	$75,983

 Comparison of the Three Months Ended June 30, 2017 and 2016

Net Sales

U.S. and Canada. Net sales of our U.S. and Canada segment were $70.1 million for the three months ended June 30, 2017 compared to $89.7 million for the prior year period, representing a decrease of $19.6 million, or 21.9%. The decrease in net sales was primarily due to a decrease in unit sales of our Disney Tsum Tsum line of collectibles, Disney Frozen line of toddler dolls, XPV line of radio controlled vehicles, and our seasonal products, partially offset by an increase in unit sales of Beauty and the Beast and Moana products, which were not sold in the prior year period.

International. Net sales of our International segment were $17.5 million for the three months ended June 30, 2017 compared to $20.0 million for the prior year period, representing a decrease of $2.5 million, or 12.5%. The decrease in net sales was primarily driven by declines in unit sales of our Disney Frozen line of toddler dolls, Sofia the First, Star Wars, and Warcraft products, partially offset by an increase in unit sales of Beauty and the Beast, Moana, and Elena of Avalor products, which were not sold in the prior year period.

Halloween. Net sales of our Halloween segment were $31.9 million for the three months ended June 30, 2017 compared to $31.3 million for the prior year period, representing an increase of $0.6 million, or 1.9%. The increase in net sales was primarily driven by a shift in product mix to higher priced products.

Cost of Sales

U.S. and Canada. Cost of sales of our U.S. and Canada segment was $50.1 million, or 71.5% of related net sales for the three months ended June 30, 2017 compared to $58.5 million, or 65.2% of related net sales for the prior year period, representing a decrease of $8.4 million, or 14.4%. The decrease in dollars is due to lower overall unit sales in 2017. The increase as a percentage of net sales, year over year, is primarily due to a higher average royalty rate resulting from a shift in product mix as well as an increase in depreciation of molds and tools.

International. Cost of sales of our International segment was $11.8 million, or 67.4% of related net sales for the three months ended June 30, 2017 compared to $13.7 million, or 68.5% of related net sales for the prior year period, representing a decrease of $1.9 million, or 13.9%. The decrease in dollars is due to lower overall unit sales in 2017. The decrease as a percentage of net sales, year-over-year, is primarily due to a shift in product mix.

Halloween. Cost of sales of our Halloween segment was $23.9 million, or 74.9% of related net sales for the three months ended June 30, 2017 compared to $24.0 million, or 76.7% of related net sales for the prior year period, representing a decrease of $0.1 million, or 0.4%. The decrease in dollars is due to lower overall unit sales in 2017. The decrease as a percentage of net sales, year-over-year, is primarily due to a shift in product mix to lower margin products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $47.8 million for the three months ended June 30, 2017 compared to $45.9 million for the prior year period constituting 40.0% and 32.6% of net sales, respectively. Selling, general and administrative expenses increased by $1.9 million from the prior year period primarily due to a non-cash bad debt charge of $2.3 million in 2017.

Income from joint ventures

We recognized $0.1 million of income for funds received in the three months ended in June 30, 2017 related to our former video game joint venture in partial settlement of amounts owed to the Company when our joint venture partner was liquidated pursuant to their 2012 bankruptcy filing. It is not known if any additional funds will be received by us. We recognized $0.7 million of income for funds received in the three months ended June 30, 2016 related to Pacific Animation Partners and $0.2 million of income for funds received in the three months ended June 30, 2016 related to our former video game joint venture in partial settlement of amounts owed to the Company when our joint venture partner was liquidated pursuant to their 2012 bankruptcy filing.

Interest Expense

Interest expense was $2.5 million in the three months ended June 30, 2017, as compared to $3.2 million in the prior year period. In the three months ended June 30, 2017, we booked interest expense of $2.5 million related to our convertible senior notes payable due in 2018 and 2020. In the three months ended June 30, 2016, we booked interest expense of $2.9 million related to our convertible senior notes payable due in 2018 and 2020 and $0.3 million related to our revolving credit facility. The decrease in 2017 is the result of lower average debt balances in 2017 due to debt repurchases and retirements in 2017 and 2016.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $0.3 million, or an effective tax rate of (1.9)%, for the three months ended June 30, 2017. During the comparable period in 2016, our income tax expense was $0.7 million, or an effective tax rate of (20.5%).

 Comparison of the Six Months Ended June 30, 2017 and 2016

Net Sales

U.S. and Canada. Net sales of our U.S. and Canada segment were $141.1 million for the six months ended June 30, 2017 compared to $161.9 million for the prior year period, representing a decrease of $20.8 million, or 12.8%. The decrease in net sales was primarily due to a decrease in unit sales of our Disney Tsum Tsum line of collectibles, Disney Frozen line of toddler dolls, XPV line of radio controlled vehicles, and our seasonal products, partially offset by an increase in unit sales of Beauty and the Beast and Moana products, which were not sold in the prior year period.

International. Net sales of our International segment were $37.4 million for the six months ended June 30, 2017 compared to $40.1 million for the prior year period, representing a decrease of $2.7 million, or 6.7%. The decrease in net sales was primarily driven by declines in unit sales of our Disney Frozen line of toddler dolls and Star Wars products, partially offset by an increase in unit sales of Smurfs TM, Beauty and the Beast, and Moana products, which were not sold in the prior year period.

Halloween. Net sales of our Halloween segment were $35.6 million for the six months ended June 30, 2017 compared to $34.7 million for the prior year period, representing an increase of $0.9 million, or 2.6%.  The increase in net sales was driven by shift in product mix to higher priced products.

Cost of Sales

U.S. and Canada. Cost of sales of our U.S. and Canada segment was $97.7 million, or 69.2% of related net sales for the six months ended June 30, 2017 compared to $107.3 million, or 66.3% of related net sales for the prior year period, representing a decrease of $9.6 million, or 8.9%. The decrease in dollars is due to lower overall unit sales in 2017. The increase as a percentage of net sales, year-over-year, is primarily due to a shift in product mix and an increase in depreciation of molds and tools.

International. Cost of sales of our International segment was $24.4 million, or 65.2% of related net sales for the six months ended June 30, 2017 compared to $27.6 million, or 68.8% of related net sales for the prior year period, representing a decrease of $3.2 million, or 11.6%. The decrease in dollars is due to lower overall unit sales in 2017. The decrease as a percentage of net sales, year-over-year, is due to a shift in product mix.

Halloween. Cost of sales of our Halloween segment was $28.2 million, or 79.2% of related net sales for the six months ended June 30, 2017 compared to $26.0 million, or 74.9% of related net sales for the prior year period, representing an increase of $2.2 million, or 8.5%. The increase in dollars is due to higher overall unit sales in 2017. The increase as a percentage of net sales, year-over-year, is due to the lower net sales due to increased customer allowances and a shift in product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $93.6 million for the six months ended June 30, 2017 compared to $90.9 million for the prior year period constituting 43.7% and 38.4% of net sales, respectively. Selling, general and administrative expenses increased by $2.7 million from the prior year period primarily due to a non-cash bad debt charge of $2.3 million in 2017, incremental overhead related to our C’est Moi youth makeup and skincare product line, and our Studio JP animation initiative.

Income from joint ventures

We recognized $0.1 million of income for funds received in the six months ended in June 30, 2017 related to our former video game joint venture in partial settlement of amounts owed to the Company when our joint venture partner was liquidated pursuant to their 2012 bankruptcy filing. It is not known if any additional funds will be received by us. We recognized $0.7 million of income for funds received in the six months ended June 30, 2016 related to Pacific Animation Partners and $0.2 million of income for funds received in the six months ended June 30, 2016 related to our former video game joint venture in partial settlement of amounts owed to the Company when our joint venture partner was liquidated pursuant to their 2012 bankruptcy filing.

Interest Expense

Interest expense was $5.5 million in the six months ended June 30, 2017, as compared to $6.4 million in the prior year period. In the six months ended June 30, 2017, we booked interest expense of $5.3 million related to our convertible senior notes payable due in 2018 and 2020 and $0.2 million related to our revolving credit facility. In the six months ended June 30, 2016, we booked interest expense of $6.0 million related to our convertible senior notes payable due in 2018 and 2020 and $0.4 million related to our revolving credit facility. The decrease in 2017 is the result of lower average debt balances in 2017 due to debt repurchases and retirements in 2017 and 2016.

Provision for (Benefit From) Income Taxes

Our income tax benefit, which includes federal, state and foreign income taxes and discrete items, was $27,603, or an effective tax rate of 0.1%, for the six months ended June 30, 2017. During the comparable period in 2016, our income tax expense was $1.1 million, or an effective tax rate of (5.6%).

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

Liquidity and Capital Resources

As of June 30, 2017, we had working capital of $191.0 million, compared to $236.6 million as of December 31, 2016. The decrease was primarily attributable to the exchange and retirement of convertible senior notes, the net loss and lower accounts receivable, partially offset by proceeds from the issuance of common stock to a Hong Kong affiliate of our China joint venture partner during the second quarter of 2017, an increase in prepaid expenses and repayment of credit facility borrowings.

Operating activities provided net cash of $13.2 million in the six months ended June 30, 2017, as compared to providing net cash of $18.7 million in the prior year period. Net cash was primarily impacted by a decrease in accounts receivable, partially offset by an increase in prepaid expenses. Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 84 days as of June 30, 2017, compared to 86 days as of June 30, 2016. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of June 30, 2017, we had cash and cash equivalents of $64.1 million and restricted cash of $3.5 million.

Our investing activities used net cash of $7.6 million in the six months ended June 30, 2017, as compared to using net cash of $6.1 million in the prior year period, consisting of cash paid for the purchase of molds and tooling used in the manufacture of our products. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 20% payable on net sales of such products. As of June 30, 2017, these agreements required future aggregate minimum guarantees of $69.6 million, exclusive of $26.2 million in advances already paid. Of this $69.6 million future minimum guarantee, $46.3 million is due over the next twelve months.

Our financing activities used net cash of $26.3 million in the six months ended June 30, 2017, as compared to using net cash of $15.4 million in the prior year period, primarily consisting of the cash portion of $35.6 million in the exchange of $51.1 million principal amount of our 2018 convertible senior notes, partially offset by the issuance of approximately 3.7 million shares of common stock for cash in the amount of $19.3 million.

In March 2014, we and our domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (“GECC”). The loan agreement, as amended and assigned to Wells Fargo Bank, N.A. pursuant to its acquisition of GECC (the “WF Loan Agreement”), provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain accounts receivable and inventory. The amounts outstanding under the WF Loan Agreement are payable in full upon maturity of the credit facility on March 27, 2019, and the credit facility is secured by a security interest in favor of the lender covering a substantial amount of the assets of the Company. As of June 30, 2017, the amount of outstanding borrowings was nil and outstanding stand-by letters of credit totaled $28.2 million which exceeded the borrowing base availability under the credit line by $3.5 million and was funded by the Company resulting in restricted cash of $3.5 million. Such funds will become unrestricted when and as the excess borrowing capacity under the credit line becomes positive.

In July 2013, we sold an aggregate of $100.0 million principal amount of 4.25% Convertible Senior Notes due 2018 (the “2018 Notes”). The 2018 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on August 1 and February 1 of each year at a rate of 4.25% per annum and will mature on August 1, 2018. The initial and still current conversion rate for the 2018 Notes is 114.3674 shares of our common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.74 per share of common stock, subject to adjustment in certain events. Upon conversion, the 2018 Notes will be settled in shares of the Company’s common stock. Holders of the 2018 Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2018 Notes). We used $61.0 million of the approximate $96.0 million in net proceeds from the offering to repurchase at par and retire $61.0 million principal amount of then outstanding. In 2016, the Company repurchased and retired an aggregate of approximately $6.1 million principal amount of the 2018 Notes. During the first quarter of 2017, the Company exchanged at par and retired $39.1 million principal amount of the 2018 Notes for $24.1 million in cash and approximately 2.9 million shares of its common stock.  During the second quarter of 2017, the Company exchanged and retired $12.0 million principal amount of the 2018 Notes at par for $11.6 million in cash and 112,400 shares of its common stock.

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

We believe that our cash flows from operations, cash and cash equivalents on hand and the availability under our credit facility will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future and due to the seasonality of our business, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. As of June 30, 2017 and December 31, 2016, we held cash and short term investments held by our foreign subsidiaries of $60.9 million and $72.2 million, respectively. Although a significant portion of our cash is held by our foreign subsidiaries off-shore, we intend to finance our long-term liquidity requirements out of net cash provided by operations and net cash and cash equivalents and availability under our credit facility. As of June 30, 2017, we do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We issued $100.0 million principal amount of convertible senior notes with a fixed interest rate of 4.25% per annum in July 2013 and $115.0 million principal amount of convertible senior notes with a fixed interest rate of 4.875% per annum in June 2014, of which $42.7 million and $113.0 million, respectively, remain outstanding as of June 30, 2017. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates on these issuances.

Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility (see Note 5 - Credit Facility in the accompanying notes to the consolidated financial statements for additional information). Borrowings under the credit facility bear interest at a variable rate based on Prime Lending Rate or LIBOR Rate at the option of the Company. For Prime Lending Rate loans, the interest rate is equal to the highest of (i) the Federal Funds Rate plus a margin of 0.50%, (ii) the rate last quoted by The Wall Street Journal as the “Prime Rate,” or (iii) the sum of a LIBOR rate plus 1.00%, plus a margin of 2.25%. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin of 2.25%. Borrowings under the credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the six months ended June 30, 2017, the maximum amount borrowed under the facility was $20.0 million and the average amount of borrowings outstanding was $7.7 million. As of June 30, 2017, the amount of total borrowings outstanding was nil. If the prevailing market interest rates relative to these borrowings increased by 10%, our interest expense during the period ended June 30, 2017 would have increased by less than $0.1 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the second quarter of 2017, the Company did not purchase any of its common stock.

Issuer Unregistered Sale of Equity Securities

During the second quarter of 2017, the Company issued 3,660,891 unregistered shares of its common stock at an aggregate price of $19.3 million to a Hong Kong affiliate of its China joint venture partner.

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

JAKKS PACIFIC, INC.

Date: August 9, 2017	By:	/s/ JOEL M. BENNETT
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