Form 10-Q
period 2017-09-30
JAKKS PACIFIC INC
filed 2017-11-09
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or

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

The number of shares outstanding of the issuer’s common stock is 26,987,430 as of November 9, 2017.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2017
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

Assets	September 30, 2017	December 31, 2016
	(Unaudited)
Current assets
Cash and cash equivalents	$45,411	$86,064
Restricted cash	3,400	—
Accounts receivable, net of allowance for uncollectible accounts of $13,271 and $2,864 in 2017 and 2016, respectively	224,103	173,599
Inventory, net	80,144	75,435
Income taxes receivable	1,770	1,204
Prepaid expenses and other assets	16,490	17,077
Total current assets	371,318	353,379
Property and equipment
Office furniture and equipment	14,991	14,345
Molds and tooling	111,704	103,128
Leasehold improvements	10,918	10,927
Total	137,613	128,400
Less accumulated depreciation and amortization	116,987	105,559
Property and equipment, net	20,626	22,841
Intangible assets, net	23,566	33,111
Other long term assets	2,108	2,156
Investment in DreamPlay, LLC	—	7,000
Goodwill, net	35,344	43,208
Trademarks, net	300	2,608
Total assets	$453,262	$464,303
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$98,392	$51,741
Accrued expenses	54,924	38,645
Reserve for sales returns and allowances	12,975	16,424
Short term debt	2,000	10,000
Convertible senior notes, net	21,030	—
Total current liabilities	189,321	116,810

Convertible senior notes, net	132,231	203,007
Other liabilities	4,620	5,004
Income taxes payable	1,195	2,248
Deferred income taxes, net	2,033	2,034
Total liabilities	329,400	329,103
Commitments and contingencies
Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 26,987,430 and 19,376,773 shares issued and outstanding in 2017 and 2016, respectively	27	19
Treasury stock, at cost; 3,112,840 shares	(24,000)	(24,000)
Additional paid-in capital	214,691	177,624
Accumulated deficit	(54,820)	(2,148)
Accumulated other comprehensive loss	(13,079)	(17,207)
Total JAKKS Pacific, Inc. stockholders' equity	122,819	134,288
Non-controlling interests	1,043	912
Total stockholders' equity	123,862	135,200
Total liabilities and stockholders' equity	$453,262	$464,303

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2017	2016	2017	2016
Net sales	$262,413	$302,791	$476,483	$539,577
Cost of sales	200,632	207,858	350,962	368,661
Gross profit	61,781	94,933	125,521	170,916
Selling, general and administrative expenses	55,991	60,520	149,563	151,419
Goodwill and other intangibles impairment	13,536	—	13,536	—
Income (loss) from operations	(7,746)	34,413	(37,578)	19,497
Income from joint ventures	—	—	105	861
Other income	110	207	292	282
Write-off of investment in DreamPlay, LLC	(7,000)	—	(7,000)	—
Interest income	12	12	26	46
Interest expense	(2,027)	(3,020)	(7,496)	(9,466)
Income (loss) before provision for income taxes	(16,651)	31,612	(51,651)	11,220
Provision for income taxes	918	1,083	890	2,219
Net income (loss)	(17,569)	30,529	(52,541)	9,001
Net income (loss) attributable to non-controlling interests	45	(83)	131	173
Net income (loss) attributable to JAKKS Pacific, Inc.	$(17,614)	$30,612	$(52,672)	$8,828
Earnings (loss) per share - basic	$(0.77)	$1.91	$(2.53)	$0.53
Shares used in earnings (loss) per share - basic	22,772	16,044	20,848	16,561
Earnings (loss) per share - diluted	$(0.77)	$0.82	$(2.53)	$0.36
Shares used in earnings (loss) per share - diluted	22,772	39,504	20,848	39,916
Comprehensive income (loss)	$(15,907)	$28,161	$(48,413)	$2,975
Comprehensive income (loss) attributable to JAKKS Pacific, Inc.	$(15,952)	$28,244	$(48,544)	$2,802

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30, (Unaudited)
	2017	2016
Cash flows from operating activities
Net income (loss)	$(52,541)	$9,001
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for doubtful accounts	11,018	—
Depreciation and amortization	18,414	16,898
Write-off and amortization of debt issuance costs	1,682	1,877
Share-based compensation expense	2,253	1,254
Gain on disposal of property and equipment	(23)	—
Intangibles impairment	5,248	—
Write-off of investment in DreamPlay, LLC	7,000	—
Goodwill impairment	8,288	—
Gain on extinguishment of convertible senior notes	(114)	(69)
Deferred income taxes	(1)	(29)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(61,522)	(108,870)
Inventory	(4,709)	(14,520)
Income taxes receivable	(566)	573
Prepaid expenses and other assets	458	4,428
Accounts payable	47,518	61,832
Accrued expenses	16,279	5,946
Reserve for sales returns and allowances	(3,449)	(888)
Income taxes payable	(1,053)	1,850
Other liabilities	(382)	55
Total adjustments	46,339	(29,663)
Net cash used in operating activities	(6,202)	(20,662)
Cash flows from investing activities
Purchases of property and equipment	(10,464)	(11,239)
Proceeds from sale of property and equipment	24	—
Change in other assets	—	(200)
Net cash used in investing activities	(10,440)	(11,439)
Cash flows from financing activities
Repurchase of common stock	—	(13,505)
Repurchase of common stock for employee tax withholding	(12)	(844)
Repayment of credit facility borrowings	(8,000)	—
Repurchase of convertible senior notes	(35,614)	(2,626)
Proceeds from issuance of common stock	19,311	—
Net cash used in financing activities	(24,315)	(16,975)
Net decrease in cash, cash equivalents, and restricted cash	(40,957)	(49,076)
Effect of foreign currency translation	3,704	(5,290)
Cash, cash equivalents, and restricted cash, beginning of period	86,064	102,528
Cash, cash equivalents, and restricted cash, end of period	$48,811	$48,162
Cash paid during the period for:
Income taxes	$1,669	$203
Interest	$5,727	$7,010

See Notes 5, 6 and 9 for additional supplemental information to the consolidated statements of cash flows.

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2017

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

The consolidated financial statements include the accounts of JAKKS Pacific, Inc. and its wholly-owned subsidiaries (collectively, “the Company”). The consolidated financial statements also include the accounts of DreamPlay Toys, LLC, a joint venture with NantWorks LLC, JAKKS Meisheng Trading (Shanghai) Limited, a joint venture with Meisheng Cultural & Creative Corp., Ltd., and JAKKS Meisheng Animation (HK) Limited, a joint venture with Hong Kong Meisheng Cultural Company Limited.

Certain prior period amounts have been reclassified for consistency with the current period presentation.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”, and most industry-specific guidance. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, and interim periods therein. In 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, ASU 2016-10, “Identifying Performance Obligations and Licensing”, and ASU 2016-12, “Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients”. Entities have the choice to adopt these updates using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of these standards recognized at the date of the adoption. The Company is in the process of evaluating the impact of these changes, which includes a review of existing contracts with customers, an evaluation of the specific terms of those contracts and the appropriate treatment under the new standards, and a comparison of that new treatment to the Company’s existing accounting policies to identify differences. The Company expects to complete its evaluation in the fourth quarter and anticipates adopting this ASU on January 1, 2018 using the modified retrospective approach. However, the Company may opt for the full retrospective method depending on the final outcome of its evaluation.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The new guidance is intended to reduce diversity in practice in how transactions are classified in the statement of cash flows. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2017

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”. The amendments in this ASU reduce the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company expects the impact of this ASU to be immaterial to its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. The update requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The Company early adopted this standard during the second quarter of 2017. Restricted cash is now included as a component of cash, cash equivalents, and restricted cash on the Company’s consolidated statements of cash flows. The inclusion of restricted cash increased the ending balance of the consolidated statements of cash flows by $3.4 million and $2.7 million for the nine months ended September 30, 2017 and 2016, respectively.

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

The U.S. and Canada segment includes action figures, vehicles, play sets, plush products, dolls, electronic products, construction toys, infant and pre-school toys, role play and everyday costume play, foot to floor ride-on vehicles, wagons, novelty toys, seasonal and outdoor products, kids’ indoor and outdoor furniture, and related products, primarily within the United States and Canada.

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

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and nine months ended September 30, 2017 and 2016 and as of September 30, 2017 and December 31, 2016 are as follows (in thousands):

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2017

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Sales
U.S. and Canada	$154,046	$188,381	$295,098	$350,320
International	50,141	57,333	87,583	97,454
Halloween	58,226	57,077	93,802	91,803
	$262,413	$302,791	$476,483	$539,577

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income (Loss) from Operations
U.S. and Canada	$(6,760)	$24,865	$(24,155)	$16,966
International	(735)	6,876	(3,986)	4,371
Halloween	(251)	2,672	(9,437)	(1,840)
	$(7,746)	$34,413	$(37,578)	$19,497

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Depreciation and Amortization Expense
U.S. and Canada	$5,682	$5,787	$13,107	$12,097
International	1,811	1,800	3,693	3,354
Halloween	808	619	1,614	1,447
	$8,301	$8,206	$18,414	$16,898

	September 30, 2017	December 31, 2016
Assets
U.S. and Canada	$154,117	$286,512
International	242,057	138,497
Halloween	57,088	39,294
	$453,262	$464,303

The following tables present information about the Company by geographic area as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	September 30, 2017	December 31, 2016
Long-lived Assets
China	$14,148	$15,710
United States	6,067	6,587
Hong Kong	411	544
	$20,626	$22,841

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2017

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Sales by Customer Area
United States	$199,064	$229,850	$367,694	$416,034
Europe	33,640	43,446	56,537	67,611
Canada	11,062	12,709	18,086	22,412
Hong Kong	397	1,184	784	1,861
Other	18,250	15,602	33,382	31,659
	$262,413	$302,791	$476,483	$539,577

Major Customers

Net sales to major customers for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Wal-Mart	$66,138	25.2%	$72,996	24.1%	$108,781	22.8%	$139,806	25.9%
Target	44,295	16.9	50,008	16.5	77,476	16.3	76,948	14.3
Toys 'R' Us	15,290	5.8	19,624	6.5	34,021	7.1	38,088	7.0
	$125,723	47.9%	$142,628	47.1%	$220,278	46.2%	$254,842	47.2%

At September 30, 2017 and December 31, 2016, the Company’s three largest customers accounted for approximately 42.6% and 35.8%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

On September 18, 2017, Toys “R” Us, Inc. announced that certain of its U.S. subsidiaries and its Canadian subsidiary voluntarily filed for relief under Chapter 11 of the Bankruptcy Code in the U.S. and that its Canadian subsidiary also began parallel proceedings under the Companies’ Creditors Arrangement Act (“CCAA”) in Canada. On September 25, 2017, Toys “R” Us, Inc. announced that it had closed on $3.1 billion of debtor-in-possession financing to support its ongoing liquidity needs. While the Company believes there was an impact to sales in the quarter due to the uncertainty caused by the filing, it is not able to estimate an amount. The Company has resumed shipping to Toys “R” Us for the 2017 holiday season and continues to monitor the Toys “R” Us bankruptcy reorganization progress and its overall credit exposure to this customer.

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and capitalized warehouse costs, is valued at the lower of cost (first-in, first-out) or net realizable value, net of inventory obsolescence reserve, and consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$5,729	$5,204
Finished goods	74,415	70,231
	$80,144	$75,435

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
September 30, 2017

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

The Company’s reserve for sales returns and allowances amounted to $13.0 million as of September 30, 2017, compared to $16.4 million as of December 31, 2016. This decrease is primarily due to timing with certain customers taking their annual allowances related to 2016 sales as well as allowances related to 2017 during 2017.

Note 5 — Credit Facility

In March 2014, the Company and its domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (“GECC”). The loan agreement, as amended and subsequently assigned to Wells Fargo Bank, N.A. pursuant to its acquisition of GECC, provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain accounts receivable and inventory (the “WF Loan Agreement”). The amounts outstanding under the credit facility are payable in full upon maturity of the facility on March 27, 2019, and the credit facility is secured by a security interest in favor of the lender covering a substantial amount of the assets of the Company. As of September 30, 2017, the amount of outstanding borrowings was $2.0 million and outstanding stand-by letters of credit totaled $27.7 million which in the aggregate exceeded the borrowing base availability under the credit line by $3.4 million and was funded by the Company resulting in restricted cash of $3.4 million. Such funds will become unrestricted when and as the excess borrowing capacity under the credit line increases to minimum levels. As of December 31, 2016, the amount of outstanding borrowings was $10.0 million and outstanding stand-by letters of credit totaled $28.2 million; the total excess borrowing capacity was $12.1 million.

The Company’s ability to borrow under the WF Loan Agreement is also subject to its ongoing compliance with certain financial covenants, including the maintenance by the Company of a fixed charge coverage ratio of at least 1.25:1.0 based on the trailing four fiscal quarters in the event minimum excess availability under the facility is not achieved. As of September 30, 2017 and December 31, 2016, the Company was in compliance with the financial covenants under the WF Loan Agreement.

The Company may borrow funds at LIBOR or at a base rate, plus applicable margins of 225 basis point spread over LIBOR and 125 basis point spread on base rate loans. In addition to standard fees, the facility has a stand-by letter of credit fee of 225 basis points and an unused credit line fee, which ranges from 25 to 50 basis points. As of September 30, 2017 and December 31, 2016, the interest rate on the credit facility was approximately 3.49% and 3.01%, respectively.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2017

Note 6 — Convertible Senior Notes

In July 2013, the Company sold an aggregate of $100.0 million principal amount of 4.25% Convertible Senior Notes due 2018 (the “2018 Notes”). The 2018 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on August 1 and February 1 of each year at a rate of 4.25% per annum and will mature on August 1, 2018. The initial and still current conversion rate for the 2018 Notes is 114.3674 shares of JAKKS common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.74 per share of common stock, subject to adjustment in certain events. Upon conversion, the 2018 Notes will be settled in shares of the Company’s common stock. Holders of the 2018 Notes may require that the Company repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2018 Notes). In 2016, the Company repurchased and retired an aggregate of approximately $6.1 million principal amount of the 2018 Notes. In addition, approximately $0.1 million of the unamortized debt issuance costs were written off and a nominal gain was recognized in conjunction with the retirement of the 2018 Notes. During the first quarter of 2017, the Company exchanged and retired $39.1 million principal amount of the 2018 Notes at par for $24.1 million in cash and approximately 2.9 million shares of its common stock. During the second quarter of 2017, the Company exchanged and retired $12.0 million principal amount of the 2018 Notes at par for $11.6 million in cash and 112,400 shares of its common stock, and approximately $0.1 million of the unamortized debt issuance costs were written off and a $0.1 million gain was recognized in conjunction with the exchange and retirement of the 2018 Notes. In August 2017, the Company agreed with Oasis Management and Oasis Investments II Master Fund Ltd., the holder of approximately $21.5 million face amount of its 4.25% Convertible Senior Notes due in 2018, to extend the maturity date of these notes to November 1, 2020. In addition, the interest rate was reduced to 3.25% per annum and the conversion rate was increased to 328.0302 shares of the Company's common stock per $1,000 principal amount of notes, among other things. After execution of a definitive agreement for the modification and final approval by the other members of the Company's Board of Directors and Oasis' Investment Committee the transaction closed on November 7, 2017. Accordingly, as this debt was refinanced after September 30, 2017 however prior to the report issuance date of November 9, 2017, this $21.5 million has been classified as long term debt with the remaining principal amount of $21.2 million classified as short term debt.

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

The fair value of the 2018 Notes as of September 30, 2017 and December 31, 2016 was approximately $41.4 million and $83.7 million, respectively, based upon the most recent quoted market price. The fair value of the 2020 Notes as of September 30, 2017 and December 31, 2016 was approximately $88.6 million and $89.3 million, respectively, based upon the most recent quoted market price. The fair value of the convertible senior notes is considered to be a Level 2 measurement on the fair value hierarchy.

Convertible senior notes consist of the following (in thousands):

	September 30, 2017			December 31, 2016
	Principal Amount	Debt Issuance Costs	Net Amount	Principal Amount	Debt Issuance Costs	Net Amount
4.25% convertible senior notes (due 2018)	$42,728	$298	$42,430	$93,865	$1,098	$92,767
4.875% convertible senior notes (due 2020)	113,000	2,169	110,831	113,000	2,760	110,240
Total	$155,728	$2,467	$153,261	$206,865	$3,858	$203,007

Amortization expense classified as interest expense related to debt issuance costs was $0.4 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively, and $1.5 million and $1.5 million for the nine months ended September 30, 2017 and 2016, respectively.

Note 7 — Income Taxes

The Company’s income tax expense of $0.9 million for the three months ended September 30, 2017 reflects an effective tax rate of (5.5%). The Company’s income tax expense of $1.1 million for the three months ended September 30, 2016 reflects an effective tax rate of 3.4%. The majority of the tax expense for the three months ended September 30, 2017 and 2016 relate to foreign income taxes.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2017

The Company’s income tax expense of $0.9 million for the nine months ended September 30, 2017 reflects an effective tax rate of (1.7%). The Company’s income tax expense of $2.2 million for the nine months ended September 30, 2016 reflects an effective tax rate of 19.8%. The majority of the tax expense for the nine months ended September 30, 2017 primarily relates to foreign income taxes, partially offset by favorable discrete items. The majority of the tax expense for the nine months ended September 30, 2016 relates to foreign taxes.

During the first quarter of 2017, the Company adopted ASU 2016-09, “Improvement to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payments, including treatment of excess tax benefits and forfeitures, as well as consideration of minimum statutory tax withholding requirements. Under the new standard, all excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur. No discrete tax expense was recognized related to this during the third quarter of 2017.

Note 8 — Earnings (Loss) Per Share

The following table is a reconciliation of the weighted average shares used in the computation of earnings (loss) per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2017			2016
	Income (Loss)	Weighted Average Shares	Per-Share	Income (Loss)	Weighted Average Shares	Per-Share
Earnings (loss) per share — basic
Net income (loss) available to common stockholders	$(17,614)	22,772	$(0.77)	$30,612	16,044	$1.91
Effect of dilutive securities:
Convertible senior notes	—	—		1,840	23,081
Unvested performance stock grants	—	—		—	164
Unvested restricted stock grants	—	—		—	215
Earnings (loss) per share — diluted
Net income (loss) available to common stockholders plus assumed exercises and conversion	$(17,614)	22,772	$(0.77)	$32,452	39,504	$0.82

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2017

	Nine Months Ended September 30,
	2017			2016
	Income (Loss)	Weighted Average Shares	Per-Share	Income (Loss)	Weighted Average Shares	Per-Share
Earnings (loss) per share — basic
Net income (loss) available to common stockholders	$(52,672)	20,848	$(2.53)	$8,828	16,561	$0.53
Effect of dilutive securities:
Convertible senior notes	—	—		5,557	23,123
Unvested performance stock grants	—	—		—	115
Unvested restricted stock grants	—	—		—	117
Earnings (loss) per share — diluted
Net income (loss) available to common stockholders plus assumed exercises and conversion	$(52,672)	20,848	$(2.53)	$14,385	39,916	$0.36

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of warrants, options, restricted stock awards, restricted stock units and convertible debt to the extent they are dilutive). The weighted average number of common shares outstanding excludes shares repurchased pursuant to a prepaid forward share repurchase agreement (see Note 9). Common share equivalents that could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted earnings per share due to being anti-dilutive, totaled 20,215,325 and 25,495,045 for the three months ended September 30, 2017 and 2016, respectively, and 21,502,935 and 25,265,072 for the nine months ended September 30, 2017 and 2016, respectively.

Note 9 — Common Stock and Preferred Stock

In June 2014, the Company effectively repurchased 3,112,840 shares of its common stock for an aggregate amount of $24.0 million pursuant to a prepaid forward share repurchase agreement entered into with Merrill Lynch International (“ML”). These repurchased shares are treated as retired for basic and diluted earnings per share purposes although they remain legally outstanding. The Company reflects the aggregate purchase price as a reduction to stockholders’ equity classified as Treasury Stock. No shares have been delivered to the Company by ML as of September 30, 2017.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2017

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

Note 10 — Joint Ventures

The Company owns a fifty percent interest in a joint venture (“Pacific Animation Partners”) with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company. The joint venture was created to develop and produce a boys’ animated television show, which it licensed worldwide for television broadcast as well as consumer products. The Company produced toys based upon the television program under a license from the joint venture which also licensed certain other merchandising rights to third parties. The joint venture produced 65 episodes of the show, which began airing in February 2012, and has since ceased production of the television show. For the three and nine months ended September 30, 2017, the Company recognized nil for funds received related to the joint venture. For the three and nine months ended September 30, 2016, the Company recognized nil and $0.7 million of income for funds received related to the joint venture.

As of September 30, 2017 and December 31, 2016, the balance of the investment in the Pacific Animation Partners joint venture is nil.

For the three and nine months ended September 30, 2017, respectively, the Company recognized nil and $0.1 million of income for funds received related to a former video game joint venture in partial settlement of amounts owed to the Company when our joint venture partner was liquidated pursuant to their 2012 bankruptcy filing. For the three and nine months ended September 30, 2016, respectively, the Company recognized nil and $0.2 million of income for funds received related to a former video game joint venture in partial settlement of amounts owed to the Company when our joint venture partner was liquidated pursuant to their 2012 bankruptcy filing.

In September 2012, the Company entered into a joint venture (“DreamPlay Toys”) with NantWorks LLC (“NantWorks”) in which it owns a fifty percent interest. Pursuant to the operating agreement of DreamPlay Toys, the Company paid to NantWorks cash in the amount of $8.0 million and issued NantWorks a warrant to purchase 1.5 million shares of the Company’s common stock at a value of $7.0 million in exchange for the exclusive right to utilize the NantWorks recognition technology platform for toy products. The Company had classified these rights as an intangible asset, which was being amortized over the anticipated revenue stream from the exploitation of these rights. However, the Company has abandoned the use of the technology in connection with its toy products and no future sales are anticipated, and the Company recorded an impairment charge to income of $2.9 million to write off the remaining unamortized technology rights during the quarter ended September 30, 2017 (see Note 12). The Company retains the financial risk of the joint venture and is responsible for the day-to-day operations, which are expected to be nominal in future periods. The results of operations of the joint venture are consolidated with the Company’s results. The owner of NantWorks beneficially owns less than 10% of the Company’s outstanding common stock.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2017

In addition, in 2012, the Company invested $7.0 million in cash in exchange for a five percent economic interest in a related entity, DreamPlay, LLC, that was expected to monetize the exploitation of the recognition technologies in non-toy consumer product categories. Adoption of the technology has been inadequate to establish a commercially viable market for the technology. As of September 30, 2017, the Company determined the value of this investment will not be realized and that full impairment of the value has occurred. Accordingly, the Company recorded an impairment charge of $7.0 million during the quarter ended September 30, 2017.

In November 2014, the Company entered into a joint venture with Meisheng Cultural & Creative Corp., Ltd., for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the income (loss) from the joint venture for the three months ended September 30, 2017 and 2016 was $45,000 and ($83,000), respectively, and for the nine months ended September 30, 2017 and 2016 was $256,000 and $173,000, respectively.

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited, a Hong Kong-based subsidiary of Meisheng (“HK Meisheng”), for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and HK Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng will oversee through the Company’s existing distribution joint venture. The non-controlling interest’s share of the loss from the joint venture for the three and nine months ended September 30, 2017 was nil and $125,000, respectively. As of April 27, 2017, Hong Kong Meisheng Cultural Company Limited beneficially owns more than 10% of the Company’s outstanding common stock.

Note 11 — Goodwill

The changes to the carrying amount of goodwill as of September 30, 2017 are summarized as follows (in thousands):

Total
Balance, December 31, 2016	$43,208
Impairment	(8,288)
Adjustments to goodwill for foreign currency translation	424
Balance, September 30, 2017	$35,344

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, which removes Step 2 from the goodwill impairment test. ASU 2017-04 requires that if a reporting unit’s carrying value exceeds its fair value, an impairment charge would be recognized for the excess amount, not to exceed the carrying amount of goodwill. ASU 2017-04 will be effective for interim and annual reporting periods beginning after December 15, 2019. Early application is permitted after January 1, 2017. The Company early adopted ASU 2017-04 in the third quarter of 2017.

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis, and if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. Based on several factors that have occurred since the Company’s April 1 assessment, the Company determined that the fair values of its reporting units should be retested for potential impairment. Based on the retesting performed by a third-party valuation consultant as of September 30, 2017, it was determined that the fair values of two of its three reporting units were less than their respective carrying amounts. Accordingly, a charge of $8.3 million for goodwill impairment was recorded during the three and nine months ended September 30, 2017. No impairment was recorded during the three and nine months ended September 30, 2016.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2017

Note 12 — Intangible Assets Other Than Goodwill

Intangible assets other than goodwill consist primarily of licenses, product lines, customer relationships and trademarks. Amortized intangible assets are included in intangibles in the accompanying balance sheets. Trademarks are disclosed separately in the accompanying balance sheets. Intangible assets as of September 30, 2017 and December 31, 2016 include the following (in thousands, except for weighted useful lives):

		September 30, 2017			December 31, 2016
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)
Amortized Intangible Assets:
Licenses	5.81	$20,130	$(18,307)	$1,823	$20,130	$(17,248)	$2,882
Product lines	5.07	33,858	(12,115)	21,743	50,093	(20,634)	29,459
Customer relationships	4.90	3,152	(3,152)	—	3,152	(2,755)	397
Trade names	5.00	3,000	(3,000)	—	3,000	(2,650)	350
Non-compete agreements	5.00	200	(200)	—	200	(177)	23
Total amortized intangible assets		$60,340	$(36,774)	$23,566	$76,575	$(43,464)	$33,111
Unamortized Intangible Assets:
Trademarks		$300	$—	$300	$2,608	$—	$2,608

During the three and nine months ended September 30, 2017, the Company recorded impairment charges of $2.9 million to write off the remaining unamortized technology rights related to DreamPlay, LLC which were included in Product lines, and $2.3 million to write down several underutilized trademarks and trade names that were determined to have no value. No impairment charges were recorded during the three and nine months ended September 30, 2016.

Note 13 — Comprehensive Income (Loss)

The table below presents the components of the Company’s comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income (Loss)	$(17,569)	$30,529	$(52,541)	$9,001
Other comprehensive income (loss):
Foreign currency translation adjustment	1,662	(2,368)	4,128	(6,026)
Comprehensive income (loss)	(15,907)	28,161	(48,413)	2,975
Less: Comprehensive income (loss) attributable to non-controlling interests	45	(83)	131	173
Comprehensive income (loss) attributable to JAKKS Pacific, Inc.	$(15,952)	$28,244	$(48,544)	$2,802

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
September 30, 2017

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

The following table summarizes the total share-based compensation expense and related tax benefits recognized for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Restricted stock compensation expense	$793	$170	$2,253	$1,254
Tax benefit related to restricted stock compensation	—	—	—	—

Restricted stock award activity pursuant to the Plan for the nine months ended September 30, 2017 is summarized as follows:

	Restricted Stock Awards
	Number of Shares	Weight Average Grant Fair Value
Outstanding, December 31, 2016	196,453	$7.01
Awarded	981,208	5.15
Released	(67,544)	8.33
Forfeited	(7,715)	5.22
Outstanding, September 30, 2017	1,102,402	5.28

As of September 30, 2017, there was $3.0 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of 5.4 years.

The Company granted Restricted Stock Units (“RSUs”) to certain executive and non-executive personnel during the first quarter of 2017. RSUs are not treated in the same manner as Restricted Stock Awards (“RSAs”) as the Company issues the net after-tax number of shares when the units vest. Vesting of RSUs is predicated upon meeting certain criteria related to service, performance and/or market based conditions.

Restricted stock unit activity pursuant to the Plan for the nine months ended September 30, 2017 is summarized as follows:

	Restricted Stock Units
	Number of Shares	Weight Average Grant Fair Value
Outstanding, December 31, 2016	—	$—
Awarded	1,001,206	5.15
Released	—	—
Forfeited	(37,864)	5.15
Outstanding, September 30, 2017	963,342	5.15

As of September 30, 2017, there was $3.7 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 6.2 years.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2017

Note 16 — Subsequent Event

In August 2017, the Company agreed with Oasis Management and Oasis Investments II Master Fund Ltd., the holder of approximately $21.5 million face amount of its 4.25% Convertible Senior Notes due in 2018, to extend the maturity date of these notes to November 1, 2020. In addition, the interest rate was reduced to 3.25% per annum and the conversion rate was increased to 328.0302 shares of the Company’s common stock per $1,000 principal amount of notes, among other things. After execution of a definitive agreement for the modification and final approval by the other members of the Company’s Board of Directors and Oasis’ Investment Committee the transaction closed on November 7, 2017. After such modification the balance of the face amount of the 2018 Notes is reduced to approximately $21.2 million.

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

Goodwill (net), Trademarks (net) and Intangible assets (net) amounted to $59.2 million as of September 30, 2017 and $78.9 million as of December 31, 2016.

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

Discrete Items for Income Taxes. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. No discrete expense was recorded in the three months ended September 30, 2017 related to this. During the nine months ended September 30, 2017, a discrete tax benefit of $115,000 related to return to provision adjustments for foreign jurisdictions and favorable audit settlements were recognized. During the comparable period in 2016, a discrete tax benefit of $127,000 was recognized related to the reversal of a previously recognized tax assessment on the Hong Kong income tax audits for the tax year 2010/2011.

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

We accrue a tax reserve for additional income taxes, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of September 30, 2017 and December 31, 2016, our income tax reserves were approximately $1.2 million and $2.3 million, respectively. The $1.2 million balance primarily relates to the potential tax settlement in Hong Kong and adjustments in the area of withholding taxes. Our income tax reserves are accounted for in income taxes payable.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”, and most industry-specific guidance. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, and interim periods therein. In 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, ASU 2016-10, “Identifying Performance Obligations and Licensing”, and ASU 2016-12, “Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients”. Entities have the choice to adopt these updates using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of these standards recognized at the date of the adoption. We are in the process of evaluating the impact of these changes, which includes a review of existing contracts with customers, an evaluation of the specific terms of those contracts and the appropriate treatment under the new standards, and a comparison of that new treatment to our existing accounting policies to identify differences. We expect to complete our evaluation in the fourth quarter and anticipate adopting this ASU on January 1, 2018 using the modified retrospective approach. However, we may opt for the full retrospective method depending on the final outcome of our evaluation.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The new guidance is intended to reduce diversity in practice in how transactions are classified in the statement of cash flows. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”. The amendments in this ASU reduce the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. We expect the impact of this ASU to be immaterial to our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. The update requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. We early adopted this standard during the second quarter of 2017. Restricted cash is now included as a component of cash, cash equivalents, and restricted cash on our consolidated statements of cash flows. The inclusion of restricted cash increased the ending balance of the consolidated statements of cash flows by $3.4 million and $2.7 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.5	68.6	73.7	68.3
Gross profit	23.5	31.4	26.3	31.7
Selling, general and administrative expenses	21.3	20.0	31.4	28.1
Goodwill and other intangibles impairment	5.1	—	2.8	—
Income (loss) from operations	(2.9)	11.4	(7.9)	3.6
Income from joint ventures	—	—	—	0.1
Other income	—	—	0.1	0.1
Write-off of investment in DreamPlay, LLC	(2.7)	—	(1.5)	—
Interest income	—	—	—	—
Interest expense	(0.8)	(1.0)	(1.5)	(1.8)
Income (loss) before provision for income taxes	(6.4)	10.4	(10.8)	2.0
Provision for income taxes	0.3	0.3	0.2	0.4
Net income (loss)	(6.7)	10.1	(11.0)	1.6
Net income (loss) attributable to non-controlling interests	—	—	—	—
Net income (loss) attributable to JAKKS Pacific, Inc.	(6.7)%	10.1%	(11.0)%	1.6%

The following unaudited table summarizes, for the periods indicated, certain income statement data by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Sales
U.S. and Canada	$154,046	$188,381	$295,098	$350,320
International	50,141	57,333	87,583	97,454
Halloween	58,226	57,077	93,802	91,803
	262,413	302,791	476,483	539,577
Cost of Sales
U.S. and Canada	119,588	125,480	217,330	232,740
International	36,641	38,688	61,031	66,242
Halloween	44,403	43,690	72,601	69,679
	200,632	207,858	350,962	368,661
Gross Profit
U.S. and Canada	34,458	62,901	77,768	117,580
International	13,500	18,645	26,552	31,212
Halloween	13,823	13,387	21,201	22,124
	$61,781	$94,933	$125,521	$170,916

 Comparison of the Three Months Ended September 30, 2017 and 2016

Net Sales

U.S. and Canada. Net sales of our U.S. and Canada segment were $154.0 million for the three months ended September 30, 2017 compared to $188.4 million for the prior year period, representing a decrease of $34.4 million, or 18.3%. A major customer filed for bankruptcy during the quarter which adversely impacted sales. At the brand level, the decrease in net sales was primarily due to decreases in unit sales of our Disney Frozen line of toddler dolls, Disney Tsum Tsum line of collectibles, XPV line of radio controlled vehicles, and our Star Wars Big Fig products, partially offset by an increase in unit sales of toddler dolls and accessories and role play products featuring Disney Moana.

International. Net sales of our International segment were $50.1 million for the three months ended September 30, 2017 compared to $57.3 million for the prior year period, representing a decrease of $7.2 million, or 12.6%. The decrease in net sales was primarily driven by decreases in unit sales of our Disney Frozen line of toddler dolls, Star Wars Big Figs, and Sofia the First dolls and role play products.

Halloween. Net sales of our Halloween segment were $58.2 million for the three months ended September 30, 2017 compared to $57.1 million for the prior year period, representing an increase of $1.1 million, or 1.9%. The increase in net sales was driven by an increase in unit sales of a variety of products.

Cost of Sales

U.S. and Canada. Cost of sales of our U.S. and Canada segment was $119.6 million, or 77.7% of related net sales for the three months ended September 30, 2017 compared to $125.5 million, or 66.6% of related net sales for the prior year period, representing a decrease of $5.9 million, or 4.7%. The decrease in dollars is due to lower overall unit sales in 2017, partially offset by minimum guarantee shortfalls and inventory impairment. The increase as a percentage of net sales, year over year, is primarily due to minimum guarantee shortfalls, inventory impairment and the impact of lower margin sales recognized in the quarter.

International. Cost of sales of our International segment was $36.6 million, or 73.1% of related net sales for the three months ended September 30, 2017 compared to $38.7 million, or 67.5% of related net sales for the prior year period, representing a decrease of $2.1 million, or 5.4%. The decrease in dollars is due to lower overall unit sales in 2017, partially offset by minimum guarantee shortfalls. The increase as a percentage of net sales, year over year, is primarily due to minimum guarantee shortfalls and the impact of lower margin sales recognized in the quarter.

Halloween. Cost of sales of our Halloween segment was $44.4 million, or 76.3% of related net sales for the three months ended September 30, 2017 compared to $43.7 million, or 76.5% of related net sales for the prior year period, representing an increase of $0.7 million, or 1.6%. The increase in dollars is primarily due to minimum guarantee shortfalls. The decrease as a percentage of net sales, year over year, is primarily due to product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $56.0 million for the three months ended September 30, 2017 and $60.5 million for the prior year period constituting 21.3% and 20.0% of net sales, respectively. Selling, general and administrative expenses decreased by $4.5 million from the prior year period due to lower marketing expense, partially offset by bad debt write-offs of $7.3 million.

Goodwill and Other Intangibles Impairment

Goodwill and other intangibles impairment was $13.5 million for the three months ended September 30, 2017, as compared to nil in the prior year period. In the three months ended September 30, 2017, we recorded impairment charges of $8.3 million for goodwill, $2.9 million to write off the remaining unamortized technology rights related to DreamPlay, LLC and $2.3 million to write down several underutilized trademarks and trade names that were determined to have no value.

Interest Expense

Interest expense was $2.0 million in the three months ended September 30, 2017, as compared to $3.0 million in the prior year period. In the three months ended September 30, 2017, we booked interest expense of $2.0 million related to our convertible senior notes payable due in 2018 and 2020. In the three months ended September 30, 2016, we booked interest expense of $2.8 million related to our convertible senior notes payable due in 2018 and 2020 and $0.2 million related to our revolving credit facility. The decrease in 2017 is the result of lower average debt balances in 2017 due to debt repurchases and retirements in 2017 and 2016.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $0.9 million, or an effective tax rate of (5.5%), for the three months ended September 30, 2017. During the comparable period in 2016, our income tax expense was $1.1 million, or an effective tax rate of 3.4%.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Net Sales

U.S. and Canada. Net sales of our U.S. and Canada segment were $295.1 million for the nine months ended September 30, 2017 compared to $350.3 million for the prior year period, representing a decrease of $55.2 million, or 15.8%. The decrease in net sales was primarily due to decreases in unit sales of our Disney Frozen line of toddler dolls, Disney Tsum Tsum line of collectibles and our XPV line of radio controlled vehicles, partially offset by an increase in unit sales of Disney Moana and Beauty and the Beast products.

International. Net sales of our International segment were $87.6 million for the nine months ended September 30, 2017 compared to $97.5 million for the prior year period, representing a decrease of $9.9 million, or 10.2%. The decrease in net sales was primarily driven by decreases in unit sales of our Disney Frozen line of toddler dolls and Star Wars, partially offset by an increase in unit sales of Disney Moana, SmurfsTM, and Beauty and the Beast.

Halloween. Net sales of our Halloween segment were $93.8 million for the nine months ended September 30, 2017 compared to $91.8 million for the prior year period, representing an increase of $2.0 million, or 2.2%. The increase in net sales was driven by an increase in unit sales of a variety of products.

Cost of Sales

U.S. and Canada. Cost of sales of our U.S. and Canada segment was $217.3 million, or 73.6% of related net sales for the nine months ended September 30, 2017 compared to $232.7 million, or 66.4% of related net sales for the prior year period, representing a decrease of $15.4 million, or 6.6%.  The decrease in dollars is due to lower overall unit sales in 2017, partially offset by minimum guarantee shortfalls and inventory impairment. The increase as a percentage of net sales, year over year, is primarily due to minimum guarantee shortfalls and inventory impairment.

International. Cost of sales of our International segment was $61.0 million, or 69.6% of related net sales for the nine months ended September 30, 2017 compared to $66.2 million, or 67.9% of related net sales for the prior year period, representing a decrease of $5.2 million, or 7.9%. The decrease in dollars is due to lower overall unit sales in 2017, partially offset by minimum guarantee shortfalls. The increase as a percentage of net sales, year over year, is primarily due to minimum guarantee shortfalls.

Halloween. Cost of sales of our Halloween segment was $72.6 million, or 77.4% of related net sales for the nine months ended September 30, 2017 compared to $69.7 million, or 75.9% of related net sales for the prior year period, representing an increase of $2.9 million, or 4.2%. The increase in dollars is due to higher overall unit sales in 2017 and minimum guarantee shortfalls. The increase as a percentage of net sales, year over year, is primarily due to minimum guarantee shortfalls.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $149.6 million for the nine months ended September 30, 2017 and $151.4 million for the prior year period constituting 31.4% and 28.1% of net sales, respectively. Selling, general and administrative expenses decreased by $1.8 million from the prior year period primarily due lower marketing expense, partially offset by bad debt write-offs of $9.6 million.

Goodwill and Other Intangibles Impairment

Goodwill and other intangibles impairment was $13.5 million for the nine months ended September 30, 2017, as compared to nil in the prior year period. In the nine months ended September 30, 2017, we recorded impairment charges of $8.3 million for goodwill, $2.9 million to write off the remaining unamortized technology rights related to DreamPlay, LLC and $2.3 million to write down several underutilized trademarks and trade names that were determined to have no value.

Income from joint ventures

We recognized $0.1 million of income for funds received in the nine months ended in September 30, 2017 related to our former video game joint venture in partial settlement of amounts owed to the Company when our joint venture partner was liquidated pursuant to their 2012 bankruptcy filing. It is not known if any additional funds will be received by us. We recognized $0.7 million of income for funds received in the nine months ended September 30, 2016 related to Pacific Animation Partners and $0.2 million of income for funds received in the nine months ended September 30, 2016 related to our former video game joint venture in partial settlement of amounts owed to the Company when our joint venture partner was liquidated pursuant to their 2012 bankruptcy filing.

Interest Expense

Interest expense was $7.5 million in the nine months ended September 30, 2017, as compared to $9.5 million in the prior year period. In the nine months ended September 30, 2017, we booked interest expense of $7.2 million related to our convertible senior notes payable due in 2018 and 2020 and $0.2 million related to our revolving credit facility. In the nine months ended September 30, 2016, we booked interest expense of $8.9 million related to our convertible senior notes payable due in 2018 and 2020 and $0.6 million related to our revolving credit facility. The decrease in 2017 is the result of lower average debt balances in 2017 due to debt repurchases and retirements in 2017 and 2016.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $0.9 million, or an effective tax rate of (1.7%), for the nine months ended September 30, 2017. During the comparable period in 2016, our income tax expense was $2.2 million, or an effective tax rate of 19.8%.

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

Liquidity and Capital Resources

As of September 30, 2017, we had working capital of $182.0 million, compared to $236.6 million as of December 31, 2016. The decrease was primarily attributable to the reclassification of $21.0 million of the 2018 convertible senior notes to current liabilities, the exchange and retirement of convertible senior notes, the net loss and higher accounts payable and accrued expenses, partially offset by proceeds from the issuance of common stock to a Hong Kong affiliate of our China joint venture partner during the second quarter of 2017, higher accounts receivable and inventory balances and repayment of credit facility borrowings.

Operating activities used net cash of $6.2 million in the nine months ended September 30, 2017, as compared to using net cash of $20.7 million in the prior year period. Net cash was primarily impacted by an increase in the accounts receivable and inventory balances, partially offset by increases in accounts payable and accrued expenses. Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 79 days as of September 30, 2017, compared to 83 days as of September 30, 2016. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of September 30, 2017, we had cash and cash equivalents of $45.4 million and restricted cash of $3.4 million.

Our investing activities used net cash of $10.4 million in the nine months ended September 30, 2017, as compared to using net cash of $11.4 million in the prior year period, consisting of cash paid for the purchase of molds and tooling used in the manufacture of our products. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 20% payable on net sales of such products. As of September 30, 2017, these agreements required future aggregate minimum guarantees of $48.0 million, exclusive of $15.4 million in advances already paid. Of this $48.0 million future minimum guarantee, $34.5 million is due over the next twelve months.

Our financing activities used net cash of $24.3 million in the nine months ended September 30, 2017, as compared to using net cash of $17.0 million in the prior year period, primarily consisting of the cash portion of $35.6 million in the exchange of $51.1 million principal amount of our 2018 convertible senior notes, partially offset by the issuance of approximately 3.7 million shares of common stock for cash in the amount of $19.3 million.

In March 2014, we and our domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (“GECC”). The loan agreement, as amended and assigned to Wells Fargo Bank, N.A. pursuant to its acquisition of GECC (the “WF Loan Agreement”), provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain accounts receivable and inventory. The amounts outstanding under the WF Loan Agreement are payable in full upon maturity of the credit facility on March 27, 2019, and the credit facility is secured by a security interest in favor of the lender covering a substantial amount of the assets of the Company. As of September 30, 2017, the amount of outstanding borrowings was $2.0 million and outstanding stand-by letters of credit totaled $27.7 million which exceeded the borrowing base availability under the credit line by $3.4 million and was funded by us resulting in restricted cash of $3.4 million. Such funds will become unrestricted when and as the excess borrowing capacity under the credit line increases to minimum levels.

In July 2013, we sold an aggregate of $100.0 million principal amount of 4.25% Convertible Senior Notes due 2018 (the “2018 Notes”). The 2018 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on August 1 and February 1 of each year at a rate of 4.25% per annum and will mature on August 1, 2018. The initial and still current conversion rate for the 2018 Notes is 114.3674 shares of our common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.74 per share of common stock, subject to adjustment in certain events. Upon conversion, the 2018 Notes will be settled in shares of our common stock. Holders of the 2018 Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2018 Notes). We used $61.0 million of the approximate $96.0 million in net proceeds from the offering to repurchase at par and retire $61.0 million principal amount of then outstanding notes. In 2016, we repurchased and retired an aggregate of approximately $6.1 million principal amount of the 2018 Notes. During the first quarter of 2017, we exchanged at par and retired $39.1 million principal amount of the 2018 Notes for $24.1 million in cash and approximately 2.9 million shares of our common stock. During the second quarter of 2017, we exchanged and retired $12.0 million principal amount of the 2018 Notes at par for $11.6 million in cash and 112,400 shares of our common stock. In August 2017, we agreed with Oasis Management and Oasis Investments II Master Fund Ltd., the holder of approximately $21.5 million face amount of our 4.25% Convertible Senior Notes due in 2018, to extend the maturity date of these notes to November 1, 2020. In addition, the interest rate was reduced to 3.25% per annum and the conversion rate was increased to 328.0302 shares of our common stock per $1,000 principal amount of notes, among other things. After execution of a definitive agreement for the modification and final approval by the other members of our Board of Directors and Oasis' Investment Committee the transaction closed on November 7, 2017. Accordingly, as this debt was refinanced after September 30, 2017 however prior to the report issuance date of November 9, 2017, this $21.5 million has been classified as long term debt with the remaining principal amount of $21.2 million classified as short term debt.

In June 2014, we sold an aggregate of $115.0 million principal amount of 4.875% Convertible Senior Notes due 2020 (the “2020 Notes”). The 2020 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on June 1 and December 1 of each year at a rate of 4.875% per annum and will mature on June 1, 2020. The initial and still current conversion rate for the 2020 Notes is 103.7613 shares of our common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $9.64 per share of common stock, subject to adjustment in certain events. Upon conversion, the 2020 Notes will be settled in shares of our common stock. Holders of the 2020 Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2020 Notes). We received net proceeds of approximately $110.4 million from the offering of which $24.0 million was used to repurchase 3.1 million shares of our common stock under a prepaid forward purchase contract and $39.0 million was used to redeem the remaining principal amount of then outstanding notes. In 2016, we repurchased and retired $2.0 million principal amount of the 2020 Notes.

We believe that our cash flows from operations, cash and cash equivalents on hand and the availability under our credit facility will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future and due to the seasonality of our business, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. As of September 30, 2017 and December 31, 2016, we held cash and short term investments held by our foreign subsidiaries of $41.7 million and $72.2 million, respectively. Although a significant portion of our cash is held by our foreign subsidiaries off-shore, we intend to finance our long-term liquidity requirements out of net cash provided by operations and net cash and cash equivalents and availability under our credit facility. As of September 30, 2017, we do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We issued $100.0 million principal amount of convertible senior notes with a fixed interest rate of 4.25% per annum in July 2013 and $115.0 million principal amount of convertible senior notes with a fixed interest rate of 4.875% per annum in June 2014, of which $42.7 million and $113.0 million, respectively, remain outstanding as of September 30, 2017. Accordingly, we are not generally subject to any direct risk of loss arising from changes in interest rates on these issuances.

Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility (see Note 5 - Credit Facility in the accompanying notes to the consolidated financial statements for additional information). Borrowings under the credit facility bear interest at a variable rate based on Prime Lending Rate or LIBOR Rate at the option of the Company. For Prime Lending Rate loans, the interest rate is equal to the highest of (i) the Federal Funds Rate plus a margin of 0.50%, (ii) the rate last quoted by The Wall Street Journal as the “Prime Rate,” or (iii) the sum of a LIBOR rate plus 1.00%, plus a margin of 2.25%. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin of 2.25%. Borrowings under the credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the nine months ended September 30, 2017, the maximum amount borrowed under the facility was $20.0 million and the average amount of borrowings outstanding was $5.2 million. As of September 30, 2017, the amount of total borrowings outstanding was $2.0 million. If the prevailing market interest rates relative to these borrowings increased by 10%, our interest expense during the period ended September 30, 2017 would have increased by less than $0.1 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the third quarter of 2017, the Company did not purchase any of its common stock.

Issuer Unregistered Sale of Equity Securities

During the third quarter of 2017, the Company did not sell any unregistered equity securities.

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

JAKKS PACIFIC, INC.

Date: November 9, 2017	By:	/s/ JOEL M. BENNETT
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