Form 10-K
period 2017-12-31
JAKKS PACIFIC INC
filed 2018-03-16
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017

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

☐ Large Accelerated Filer	☒ Accelerated Filer	☐ Non-Accelerated Filer	☐ Smaller Reporting Company	☐ Emerging growth company
(Do not check if a Smaller Reporting Company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value per share) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on June 30, 2017 of $4.00) is $107,392,952.

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 29,159,324 as of March 15, 2018.

Documents Incorporated by Reference

None.

JAKKS PACIFIC, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year ended December 31, 2017

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

Company Overview

We are a leading multi-line, multi-brand toy company that designs, produces, markets and distributes toys and related products, consumables and related products, electronics and related products, kids indoor and outdoor furniture, and other consumer products. We focus our business on acquiring or licensing well-recognized trademarks and brand names, most with long product histories (“evergreen brands”). We seek to acquire these evergreen brands because we believe they are less subject to market fads or trends. We also develop proprietary products marketed under our own trademarks and brand names, and have historically acquired complementary businesses to further grow our portfolio. For accounting purposes, our products have been divided into three segments: (i) U.S. and Canada, (ii) International and (iii) Halloween. Segment information with respect to revenues, assets and profits or losses attributable to each segment is contained in Note 3 to the audited consolidated financial statements contained below in Item 8. Our products include:

Traditional Toys and Electronics

●	Action figures and accessories, including licensed characters, principally based on Batman®, Star Wars® and Nintendo® franchises;

●	Toy vehicles, including Max Tow®, Road Champs®, Fly Wheels® and MXS® toy vehicles and accessories;

●
Dolls and accessories, including small dolls, large dolls, fashion dolls and baby dolls based on licenses, including Disney’s Frozen, Disney Princess, Disney Fairies, infant and pre-school toys based on PBS’s Daniel Tiger’s Neighborhood®;

●	Private label products as “exclusives” for a myriad of retail customers in many product categories; and

●	Foot-to-floor ride-on toys based on Fisher Price®, Kawasaki®, and DC Comics®, inflatable environments, tents and wagons.

Role Play, Novelty and Seasonal Toys

●
Role play, dress-up, pretend play and novelty products for boys and girls based on well-known brands and entertainment properties such as Disney’s Frozen, Black & Decker®, McDonald’s®, Disney Princess and Disney Fairies, as well as those based on our own proprietary brands;

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

●	Junior sports and outdoor activity toys including Skyball® hyper-charged balls and sport sets and Wave Hoops® toy hoops marketed under our Maui ® brand.

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

We sell our products through our in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, toy specialty stores and wholesalers. Our three largest customers are Wal-Mart, Target and Toys ‘R’ Us, which accounted for approximately 25.5%, 17.8% and 11.3%, respectively, of our net sales in 2017. No other customer accounted for more than 10.0% of our net sales in 2017.

Our Growth Strategy

 In 2016 and 2017, we generated net sales of $706.6 million and $613.1 million, respectively, and net income of $1.2 million in 2016 and a net loss of $83.1 million in 2017. Key elements of our growth strategy include:

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

●      Pursue Strategic Acquisitions. We supplement our internal growth with selected strategic acquisitions. In October 2016, we acquired the operating assets of the C’est Moi™ performance makeup and youth skincare product lines whose distribution is limited primarily to Asia. We expect to launch a full line of makeup and skincare products branded under the C’est Moi name in the U.S. and Canada in the first quarter of 2018. We will continue focusing our acquisition strategy on businesses or brands that we believe have compatible product lines and/or offer valuable trademarks or brands.

●       Acquire Additional Character and Product Licenses. We have acquired the rights to use many familiar brand and character names and logos from third parties that we use with our primary trademarks and brands. Currently, among others, we have license agreements with Nickelodeon®, Disney and Warner Bros.®, as well as with the licensors of the many popular licensed children’s characters previously mentioned, among others. We intend to continue to pursue new licenses from these entertainment and media companies and other licensors. We also intend to continue to purchase additional inventions and product concepts through our existing network of inventors and product developers.

●       Expand International Sales. We believe that foreign markets, especially Europe, Australia, Canada, Latin America and Asia, offer us significant growth opportunities. In 2017, our sales generated outside the United States were approximately $134.0 million, or 21.9% of total net sales. We intend to continue to expand our international sales and further expand distribution agreements in Europe to capitalize on our experience and our relationships with foreign distributors and retailers. We expect these initiatives to contribute to our international growth in 2018.

●       Capitalize On Our Operating Efficiencies. We believe that our current infrastructure and operating model can accommodate growth without a proportionate increase in our operating and administrative expenses, thereby increasing our operating margins.

The execution of our growth strategy, however, is subject to several risks and uncertainties and we cannot assure you that we will continue to experience growth in, or maintain our present level of net sales (see “Risk Factors,” in Item 1A). For example, our growth strategy will place additional demands upon our management, operational capacity and financial resources and systems. The increased demand upon management may necessitate our recruitment and retention of additional qualified management personnel. We cannot assure you that we will be able to recruit and retain qualified personnel or expand and manage our operations effectively and profitably. To effectively manage future growth, we must continue to expand our operational, financial and management information systems and to train, motivate and manage our work force. While we believe that our operational, financial and management information systems will be adequate to support our future growth, no assurance can be given they will be adequate without significant investment in our infrastructure. Failure to expand our operational, financial and management information systems or to train, motivate or manage employees could have a material adverse effect on our business, financial condition and results of operations.

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

Industry Overview

According to Toy Industry Association, Inc., the leading toy industry trade group, the United States is the world’s largest toy market, followed by Japan and Western Europe. Total retail sales of toys, excluding video games, in the United States, were approximately $20.7 billion in 2017. We believe the two largest United States toy companies, Mattel and Hasbro, collectively hold a dominant share of the domestic non-video toy market. In addition, hundreds of smaller companies compete in the design and development of new toys, the procurement of character and product licenses, and the improvement and expansion of previously introduced products and product lines.

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

Products

We focus our business on acquiring or licensing well-recognized trademarks or brand names, and we seek to acquire evergreen brands which are less subject to market fads or trends. Generally, our license agreements for products and concepts call for royalties ranging from 1% to 21% of net sales, and some may require minimum guarantees and advances. Our principal products include:

Traditional Toys

Wheels Products

Motorized and plastic toy vehicles and accessories.

Our extreme sports offerings include our MXS® line of motorcycles with generic and well-known riders and other vehicles include off-road vehicles and skateboards, which are sold individually and with playsets and accessories. In 2014, we launched our proprietary line of motorized vehicles under the brand Max Tow®, and in 2015, we expanded the product line to include higher performance versions as well as mini size vehicles and play sets under the Max Tow®Mini line. In 2017, we launched Real Workin’ Buddies™ with Mr. Dusty, the talking cleaning dump truck.

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

Role Play, Novelty & Seasonal

Role Play and Dress-up Products

Our line of role play and dress-up products for boys and girls features entertainment and consumer products properties such as Disney’s Frozen, Disney Princess, Disney Fairies, Moana, Elena of Avalor and Black & Decker®. These products generated a significant amount of sales in 2015, 2016 and 2017.

Seasonal/ Outdoor Products

We have a wide range of seasonal toys and outdoor and leisure products including our Maui® line of proprietary products including Sky Ball®, Sky Bouncer® and Wave Hoop® among other outdoor toys. Our Funnoodle® pool toys include basic Funnoodle® pool floats and a variety of other pool toys.

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

Sales, Marketing and Distribution

We sell all of our products through our own in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, toy specialty stores and wholesalers. Our three largest customers are Wal-Mart, Target and Toys ‘R’ Us, which accounted for approximately 54.9% of our net sales in 2016 and 54.6% of our net sales in 2017. We generally sell products to our customers pursuant to letters of credit or, in some cases, on open account with payment terms typically varying from 30 to 90 days. From time to time, we allow our customers credits against future purchases from us in order to facilitate their retail markdown and sales of slow-moving inventory. We also sell our products through e-commerce sites, including Walmart.com, Target.com, Toysrus.com and Amazon.com.

We contract the manufacture of most of our products to unaffiliated manufacturers located in The People’s Republic of China (“China”). We sell the finished products on a letter of credit basis or on open account to our customers, many of whom take title to the goods in Hong Kong or China. These methods allow us to reduce certain operating costs and working capital requirements. A portion of our sales originate in the United States, so we hold certain inventory in our warehouses and fulfillment facilities. To date, a majority of all of our sales has been to domestic customers. We intend to continue expanding distribution of our products into foreign territories and, accordingly, we have:

●	entered into a joint venture in China,

●	engaged representatives to oversee sales in certain foreign territories,

●	engaged distributors in certain foreign territories,

●	established direct relationships with retailers in certain foreign territories,

●	opened sales offices in Europe and Mexico,

●	opened sales offices and a distribution center in Canada, and

●	expanded in-house resources dedicated to product development and marketing of our lines.

Outside of the United States, we currently sell our products primarily in Europe, Australia, Canada, Latin America and Asia. Sales of our products abroad accounted for approximately $134.0 million, or 21.9% of our net sales in 2017 and approximately $162.5 million, or 23.0% of our net sales in 2016. We believe that foreign markets present an attractive opportunity, and we plan to intensify our marketing efforts and further expand our distribution channels abroad.

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

The principal raw materials used in the production and sale of our toy products are plastics, zinc alloy, plush, printed fabrics, paper products and electronic components, all of which are currently available at reasonable prices from a variety of sources. Although we do not manufacture our products, we own the majority of the tools, dyes and molds used in the manufacturing process, and these are transferable among manufacturers if we choose to employ alternative manufacturers. Tools, dyes and molds represent a substantial portion of our property and equipment with a net book value of $15.7 million in 2016 and $17.0 million in 2017; substantially all of these assets are located in China.

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

Seasonality and Backlog

In 2017, approximately 65.1% of our net sales were made in the third and fourth quarters. Generally, the first quarter is the period of lowest shipments and sales in our business and in the toy industry and therefore it is also the least profitable quarter due to various fixed costs. Seasonality factors may cause our operating results to fluctuate significantly from quarter to quarter. However, our seasonal products are primarily sold in the spring and summer seasons. Our results of operations may also fluctuate as a result of factors such as the timing of new products (and related expenses) introduced by us or our competitors, the advertising activities of our competitors, delivery schedules set by our customers and the emergence of new market entrants. We believe, however, that the low retail price of most of our products may be less subject to seasonal fluctuations than higher priced toy products.

We ship products in accordance with delivery schedules specified by our customers, who generally request delivery of products within three to six months of the date of their orders for orders shipped FOB China or Hong Kong and within three days for orders shipped domestically. Because customer orders may be canceled at any time, often without penalty, our backlog may not accurately indicate sales for any future period.

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

Employees

As of February 28, 2018, we employed 751 people, all of whom are full-time employees, including three executive officers. We employed 409 people in the United States, 9 people in Canada, 4 people in Mexico, 203 people in Hong Kong, 100 people in China, 20 people in the United Kingdom, 3 people in France and 3 people in Germany. We believe that we have good relationships with our employees. None of our employees are represented by a union.

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

Our three largest customers accounted for 54.6% of our net sales in 2017. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers and pursuant to the terms of certain of our vendor agreements, even some purchase orders may be cancelled without penalty up until delivery. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, and changes in other terms of sale or for us to bear the risks and the cost of carrying inventory could also adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

Liquidity problems or bankruptcy of our key customers, including the recent bankruptcy filing by Toys “R” Us, could have a significant adverse effect on our business, financial condition and results of operations.

Our sales to customers are typically made on credit without collateral. There is a risk that key customers will not pay, or that payment may be delayed, because of bankruptcy, concentration of credit availability to such customers, weak retail sales or other factors beyond our control, which could increase our exposure to losses from bad debts. In addition, if key customers were to cease doing business as a result of bankruptcy or significantly reduce the number of stores operated, it could have a significant adverse effect on our business, financial condition, and results of operations.

On September 18, 2017, Toys “R” Us, Inc. (“Toys R Us”), accounting for 11.3% and 12.8% of our net sales for the fiscal years ended December 31, 2017 and 2016, announced that certain of its U.S. subsidiaries and its Canadian subsidiary voluntarily filed for relief under Chapter 11 of the Bankruptcy Code in the U.S. and that its Canadian subsidiary also began parallel proceedings under the Companies’ Creditors Arrangement Act (“CCAA”) in Canada.

On March 15, 2018, Toys R Us filed a motion to conduct an orderly wind down of its operations in the U.S. and commence store closing sales at all 735 US stores. Our worldwide Toys R Us accounts receivable balance as of March 15, 2018 is $35.9 million (unaudited). Due to the evolving nature of this matter, it is too early to assess the impact on the collectibility of this receivable and on future revenues we generate from this customer relationship (See Notes 3 and 22).

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

We sell products and operate facilities in numerous countries outside the United States. Sales to our international customers comprised approximately 21.9% of our net sales for the year ended December 31, 2017 and approximately 23.0% of our net sales for the year ended December 31, 2016. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers, located principally in China, and are subject to the risks normally associated with international operations, including:

●	currency conversion risks and currency fluctuations;

●	limitations, including taxes, on the repatriation of earnings;

●	political instability, civil unrest and economic instability;

●	greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

●	complications in complying with laws in varying jurisdictions and changes in governmental policies;

●	greater difficulty and expenses associated with recovering from natural disasters, such as earthquakes, hurricanes and floods;

●	transportation delays and interruption;

●	work stoppages;

●	the potential imposition of tariffs; and

●	the pricing of intercompany transactions may be challenged by taxing authorities in both foreign jurisdictions and the United States, with potential increases in income taxes.

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

In June 2014 we sold an aggregate of $115.0 million principal amount of 4.875% convertible senior notes due on June 1, 2020, of which $113.0 million are currently outstanding (the “2020 Notes”). In July 2013, we sold an aggregate of $100.0 million principal amount of 4.25% convertible senior notes due on August 1, 2018, of which $21.2 million are currently outstanding (the “2018 Notes”) and $21.5 million were extended to November 1, 2020 (the “3.25% 2020 Notes” and collectively with the 2018 Notes and 2020 Notes, the “Notes”). Holders of the Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the Notes). Holders of the Notes may convert their notes upon the occurrence of specified events. Upon conversion, the Notes will be settled in shares of our common stock and/or in cash. Restrictions on borrowings under or loss of our credit facility could have a material adverse effect on our financial condition including an adverse impact on our ability to pay the Notes when due.

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

We have a valuation allowance on the deferred taxes on our books since their future realization is uncertain.

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

We rely extensively on information technology in our operations, and any material failure, inadequacy, interruption, or security breach of that technology could have a material adverse impact on our business.

We rely extensively on information technology systems across our operations, including for management of our supply chain, sale and delivery of our products and services, reporting our results of operations, collection and storage of consumer data, personal data of customers, employees and other stakeholders, and various other processes and transactions. Many of these systems are managed by third-party service providers. We use third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. A small and growing volume of our consumer products and services are web-based, and some are offered in conjunction with business partners or such third-party service providers. We, our business partners and third-party service providers collect, process, store and transmit consumer data, including personal information, in connection with those products and services. Failure to follow applicable regulations related to those activities, or to prevent or mitigate data loss or other security breaches, including breaches of our business partners’ technology and systems could expose us or our customers to a risk of loss or misuse of such information, which could adversely affect our operating results, result in regulatory enforcement, other litigation and could be a potential liability for us, and otherwise harm our business. Our ability to effectively manage our business and coordinate the production, distribution, and sale of our products and services depends significantly on the reliability and capacity of these systems and third-party service providers. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third party provider, such measures cannot provide absolute security. We have exposure to similar security risks faced by other large companies that have data stored on their information technology systems. To our knowledge, we have not experienced any material breach of our cybersecurity systems. If we or our third-party service providers systems fail to operate effectively or are damaged, destroyed, or shut down, or there are problems with transitioning to upgraded or replacement systems, or there are security breaches in these systems, any of the aforementioned could occur as a result of natural disasters, software or equipment failures, telecommunications failures, loss or theft of equipment, acts of terrorism, circumvention of security systems, or other cyber-attacks, including denial-of-service attacks, we could experience delays or decreases in product sales, and reduced efficiency of our operations. Additionally, any of these events could lead to violations of privacy laws, loss of customers, or loss, misappropriation or corruption of confidential information, trade secrets or data, which could expose us to potential litigation, regulatory actions, sanctions or other statutory penalties, any or all of which could adversely affect our business, and cause it to incur significant losses and remediation costs.

Item 2.  Properties

The following is a listing of the principal leased offices maintained by us as of February 28, 2018:

Property	Location	Approximate Square Feet	Lease Expiration Date
US and Canada *
Distribution Center	City of Industry, California	800,000	April 30, 2023
Distribution Center	Hickory, North Carolina	139,300	August 31, 2018
Sales Office/Showroom	Bentonville, Arkansas	9,000	September 30, 2019
Disguise Office	Poway, California	24,200	March 31, 2021
Sales Office	Hoffman Estates, Illinois	2,102	December 31, 2018
Corporate Office/Showroom	Santa Monica, California	65,858	January 31, 2024
Showroom	Glendale, California	5,830	January 31, 2020
Distribution Center	Brampton, Ontario, Canada	105,700	December 31, 2019

International *
Europe Office	Berkshire, United Kingdom	4,746	January 19, 2027
Hong Kong Headquarters	Kowloon, Hong Kong	41,130	June 30, 2019
Production Inspection and Testing Office	Shenzhen, China	5,417	May 14, 2019
Production Inspection and Testing Lab	Kowloon, Hong Kong	34,400	October 31, 2018

 *The Halloween segment is included in the properties listed above.

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

	Price Range of Common Stock
	High	Low
2016:
First quarter	$7.97	$6.17
Second quarter	8.02	6.94
Third quarter	9.75	7.57
Fourth quarter	9.15	4.63
2017:
First quarter	5.85	4.78
Second quarter	5.55	3.80
Third quarter	4.20	2.68
Fourth quarter	3.55	2.20

Performance Graph

The graph and tables below display the relative performance of our common stock, the Russell 2000 Price Index (the “Russell 2000”) and a peer group index, by comparing the cumulative total stockholder return (which assumes reinvestment of dividends, if any) on an assumed $100 investment on December 31, 2012 in our common stock, the Russell 2000 and the peer group index over the period from January 1, 2013 to December 31, 2017.

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

Annual Return Percentage

	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017
JAKKS Pacific	(45.6)%	1.2%	17.1%	(35.3)%	(54.4)%
Peer Group	55.6	11.7	39.4	7.0	42.8
Russell 2000	38.8	4.9	(4.4)	21.3	14.7

Indexed Returns

	January 1, 2013	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017
JAKKS Pacific	$100.0	$54.4	$55.1	$64.4	$41.7	$19.0
Peer Group	100.0	155.6	173.8	242.2	259.2	370.6
Russell 2000	100.0	138.8	145.6	139.2	168.9	193.6

 Security Holders

To the best of our knowledge, as of March 6, 2018, there were 109 holders of record of our common stock. We believe there are numerous beneficial owners of our common stock whose shares are held in “street name.”

Dividends

The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations. We currently intend to retain our future earnings, if any, to finance the growth and development of our business and/or buy back in the market some of our common stock and/or retire some of our outstanding convertible senior notes.

Equity Compensation Plan Information

The table below sets forth the following information as of the year ended December 31, 2017 for (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders, if any:

(a)  the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)  the weighted-average exercise price of such outstanding options, warrants and rights; and

(c)  other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	―	$	―	3,539,848
Equity compensation plans not approved by security holders	―		―	—
Total	―	$	―	3,539,848

Equity compensation plans approved by our stockholders consists of the 2002 Stock Award and Incentive Plan. An additional 1.4 million and 2.5 million shares were added to the number of total issuable shares under the Plan and approved by the Board in 2013 and 2017, respectively. Additionally, 981,208 shares of restricted stock awards remained unvested as of December 31, 2017. Disclosures with respect to equity issuable to certain of our executive officers pursuant to the terms of their employment agreements is disclosed below under Item 11.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities in the fourth quarter of 2017.

Issuer Unregistered Sale of Equity Securities

There were no issuer sales of unregistered equity securities in the fourth quarter of 2017.

Item 6.  Selected Financial Data

You should read the financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (included in Item 7) and our consolidated financial statements and the related notes (included in Item 8).

	Years Ended December 31,
	2013	2014	2015	2016	2017
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$632,925	$810,060	$745,741	$706,603	$613,111
Cost of sales	477,146	574,253	517,172	483,582	457,430
Gross profit	155,779	235,807	228,569	223,021	155,681
Selling, general and administrative expenses	195,296	203,326	198,039	205,915	206,303
Goodwill and other intangibles impairment	―	―	―	―	13,536
Reorganization charges	5,015	1,154	―	―	―
Income (loss) from operations	(44,532)	31,327	30,530	17,106	(64,158)
Change in fair value of business combination liability	6,000	5,932	5,642	―	―
Income (loss) from joint ventures	(3,148)	314	2,761	889	105
Other income	―	―	―	305	342
Loss on extinguishment of convertible senior notes	―	―	―	―	(919)
Write-off of investment in DreamPlay, LLC	―	―	―	―	(7,000)
Interest income	327	112	62	51	37
Interest expense	(9,942)	(12,461)	(12,402)	(12,975)	(9,829)
Income (loss) before provision for income taxes	(51,295)	25,224	26,593	5,376	(81,422)
Provision for income taxes	2,611	3,715	3,423	4,127	1,606
Net income (loss)	(53,906)	21,509	23,170	1,249	(83,028)
Net income (loss) attributable to non-controlling interests	―	―	(84)	6	57
Net income (loss) attributable to JAKKS Pacific, Inc.	$(53,906)	$21,509	$23,254	$1,243	$(83,085)
Basic earnings (loss) per share	$(2.43)	$1.03	$1.20	$0.08	$(3.89)
Diluted earnings (loss) per share	$(2.43)	$0.70	$0.71	$0.07	$(3.89)
Dividends declared per common share	$0.14	$—	$—	$—	$—

During the third quarter of 2017, we recorded impairment charges of $8.3 million to write off goodwill, $2.9 million to write off the remaining unamortized technology rights related to DreamPlay, LLC, and $2.3 million to write down several underutilized trademarks and trade names that were determined to have no value. Additionally, we wrote off our investment in DreamPlay, LLC in the amount of $7.0 million. During the third and fourth quarters of 2017, we recorded a charge of $9.6 million related to the write-down of certain excess and impaired inventory, recognized a bad debt write-off of $8.9 million related to the Toys “R” Us bankruptcy filing on September 18, 2017, and recorded a charge of $20.5 million related to the write-down of license advances and minimum guarantees that are not expected to be earned through sales of that licensed product. During the fourth quarter of 2017, we recognized a $0.6 million loss related to the extinguishment of $21.5 million face amount of our 4.25% convertible senior notes due in 2018 and we recognized a $0.3 million loss related to the fair market value adjustment for the 3.25% convertible senior notes due in 2020.

During the second quarter of 2016, we recorded income of $0.7 million related to Pacific Animation Partners and $0.2 million for funds received related to our former video game joint venture, which is included in income (loss) from joint ventures.

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

	At December 31,
	2013	2014	2015	2016	2017
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$117,071	$71,525	$102,528	$86,064	$64,977
Working capital	136,337	246,245	254,967	236,569	146,911
Total assets	449,844	561,782	499,620	464,303	370,349
Short-term debt	38,098	―	―	10,000	26,178
Long-term debt	100,000	215,000	215,000	206,865	135,469
Total stockholders' equity	148,685	145,084	153,406	135,200	94,513

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

Based upon the assumptions underlying the valuation, impairment is determined by estimating the fair value of a reporting unit and comparing that value to the reporting unit’s book value. Goodwill is tested for impairment annually, and on an interim basis if certain events or circumstances indicate that an impairment loss may have been incurred. If the fair value is more than the carrying value of the reporting unit, an impairment loss is not indicated. If a reporting unit's carrying value exceeds its fair value, an impairment charge would be recognized for the excess amount, not to exceed the carrying amount of goodwill.

We performed our annual assessment of goodwill for impairment as of our annual testing date being April 1, 2017 for each of our reporting units by evaluating qualitative factors, including, but not limited to, the performance of each reporting unit, general economic conditions, access to capital, the industry and competitive environment, and the interest rate environment. We prepared step-one of our impairment model. Based on our assessment, we determined that the fair values of our reporting units were not less than the carrying amounts. In addition, as a result of operating performance below expectations for the full year of 2017 that became apparent in September 2017, we performed a subsequent impairment assessment on goodwill as of September 30, 2017. Based on our assessment, we determined that the fair values of two of our reporting units were less than the carrying amounts, resulting in an aggregate impairment charge of $8.3 million. The amount of goodwill assigned to each of the three reporting units, U.S. and Canada, International, and Halloween, amounted to $23.8 million, $11.6 million, and nil, respectively, after the impairment charge.

Goodwill and intangible assets amounted to $57.6 million as of December 31, 2017.

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

We accrue a tax reserve for additional income taxes and interest, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of December 31, 2017, our income tax reserves were approximately $1.3 million and relates to the potential tax settlement in Hong Kong, adjustments in the area of withholding taxes, and state taxes.

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

The U.S. Tax Cuts and Jobs Act (the Act) was signed into law on December 22, 2017 and introduces significant changes to the Internal Revenue Code. Effective for tax years beginning after December 31, 2017, the Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and related-party payments, which are referred to as the global intangible low-taxed income and the base erosion and anti-abuse tax, respectively. In addition, the Act includes a one-time transition tax as of December 31, 2017 on accumulated foreign subsidiary earnings that were previously tax deferred. Due to the timing of the enactment and the complexity involved in applying the provisions of the Act, the SEC issued guidance on December 22, 2017 to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with this guidance, we have made reasonable estimates of the effects of the Act and recorded provisional amounts in our financial statements as of December 31, 2017. For the items for which we determined a reasonable estimate, we recognized a provisional amount of $34.3 million, which is included as a component of income tax expense from continuing operations and partially reduced by fully-valued tax attribute carryforwards. As we collect and prepare necessary data, and interpret the Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Act will be completed in 2018.

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

Recent Accounting Pronouncements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes the revenue recognition requirements in Accounting Standard Codification (“ASC”) 605, (Topic 605), and most industry-specific guidance. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, and interim periods therein. In 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, ASU 2016-10, “Identifying Performance Obligations and Licensing”, and ASU 2016-12, “Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients”. Entities have the choice to adopt these updates using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of these standards recognized at the date of the adoption.

Our approach to analyze the impact of the standard on our revenue contracts included a review of existing contracts with customers, an evaluation of the specific terms of those contracts and the appropriate treatment under the new standards, and a comparison of that new treatment to our existing accounting policies to identify differences. We will adopt the requirements of the new standard on January 1, 2018 using the modified retrospective approach.

We identified the same performance obligation (sale of our products) under Topic 606 as compared with deliverables and separate units of account previously identified under Topic 605.

We do offer certain types of variable consideration to customers such as discounts, pricing allowances and collaborative marketing arrangements. The standard requires us to estimate these amounts. We anticipate that the timing and measurement of revenue will be consistent with our current revenue recognition although our approach to revenue recognition will now be based on the transfer of control. As a result, there will be no impact on our consolidated financial statements on our adoption of the new standard as of January 1, 2018.

We established new key controls within our financial reporting infrastructure specific to our adoption of ASC 606. Furthermore, additional disclosures will be required to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Beginning in the first quarter of 2018, additional disclosures will include, but are not limited to, significant judgments and practical expedients elected in the adoption of Topic 606.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	Years Ended December 31,
	2015	2016	2017
Net Sales	100.0%	100.0%	100.0%
Cost of Sales	69.4	68.4	74.6
Gross profit	30.6	31.6	25.4
Selling, general and administrative expenses	26.5	29.1	33.7
Goodwill and other intangibles impairment	―	―	2.2
Income (loss) from operations	4.1	2.5	(10.5)
Change in fair value of business combination liability	0.8	―	―
Income from joint ventures	0.4	0.1	―
Other income	―	―	0.1
Loss on extinguishment of convertible senior notes	―	―	(0.2)
Write-off of investment in DreamPlay, LLC	―	―	(1.1)
Interest income	―	―	―
Interest expense	(1.7)	(1.8)	(1.6)
Income (loss) before provision for income taxes	3.6	0.8	(13.3)
Provision for income taxes	0.5	0.6	0.2
Net income (loss)	3.1	0.2	(13.5)
Net income attributable to non-controlling interests	―	―	0.1
Net income (loss) attributable to JAKKS Pacific, Inc.	3.1%	0.2%	(13.6)%

The following table summarizes, for the periods indicated, certain income statement data by segment (in thousands).

	Years Ended December 31,
	2015	2016	2017

Net Sales
U.S. and Canada	$478,728	$478,595	$406,411
International	169,826	131,229	107,231
Halloween	97,187	96,779	99,469
	745,741	706,603	613,111
Cost of Sales
U.S. and Canada	334,989	322,721	297,115
International	110,174	89,187	81,381
Halloween	72,009	71,674	78,934
	517,172	483,582	457,430
Gross Profit
U.S. and Canada	143,739	155,874	109,296
International	59,652	42,042	25,850
Halloween	25,178	25,105	20,535
	$228,569	$223,021	$155,681

Comparison of the Years Ended December 31, 2017 and 2016

Net Sales

U.S. and Canada.  Net sales of our U.S. and Canada segment were $406.4 million in 2017, compared to $478.6 million in 2016, representing a decrease of $72.2 million, or 15.1%. The decrease in net sales was primarily due to decreases in unit sales in our Disney Tsum Tsum, Disney Frozen, XPV radio controlled vehicles, Graco, and Star Wars product lines partially offset by higher unit sales in our Moana, Squish-Dee-Lish, Beauty and the Beast Live Action, Tangled – the Series, and Real Workin’ Buddies – Mr. Dusty product lines.

International.  Net sales of our International segment were $107.2 million in 2017, compared to $131.2 million in 2016, representing a decrease of $24.0 million, or 18.3%. The decrease in net sales was primarily driven by declines in unit sales in our Disney Frozen, Star Wars, and Sofia the First product lines, partially offset by higher unit sales in our Moana, Elena of Avalor, Beauty & the Beast Live Action product lines.

Halloween.  Net sales of our Halloween segment were $99.5 million in 2017, compared to $96.8 million in 2016, representing an increase of $2.7 million, or 2.8%. The increase in net sales was due to an increase in unit sales of a variety of products in 2017.

Cost of Sales

U.S. and Canada.  Cost of sales of our U.S. and Canada segment was $297.1 million, or 73.1% of related net sales in 2017 compared to $322.7 million, or 67.4% of related net sales in 2016, representing a decrease of $25.6 million, or 7.9%. The decrease in cost of sales is due to lower overall unit sales in 2017, partially offset by minimum guarantee shortfalls. The increase as a percentage of net sales, year over year, is primarily due to increased charges recorded for minimum guarantee shortfalls and inventory impairment.

International.  Cost of sales of our International segment was $81.4 million, or 75.9% of related net sales in 2017 compared to $89.2 million, or 68.0% of related net sales in 2016, representing a decrease of $7.8 million, or 8.7%. The decrease in cost of sales is due to lower overall unit sales in 2017, partially offset by minimum guarantee shortfalls. The increase as a percentage of net sales, year-over-year, is primarily due to increased charges recorded for minimum guarantee shortfalls and inventory impairment.

Halloween.  Cost of sales of our Halloween segment was $78.9 million, or 79.3% of related net sales for 2017 compared to $71.7 million, or 74.1% of related net sales in 2016, representing an increase of $7.2 million, or 10.0%. The increase in cost of sales is due to higher overall unit sales in 2017 and minimum guarantee shortfalls. The increase as a percentage of net sales, year-over-year, is primarily due to increased charges for minimum guarantee shortfalls, changes in product mix and inventory impairment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $206.3 million in 2017 and $205.9 million in 2016, constituting 33.7% and 29.1% of net sales, respectively. Selling, general and administrative expenses increased by $0.4 million, primarily due to bad debt write-offs of $11.2 million, offset by lower marketing expense and other general and administrative costs. The increases as a percentage of net sales, year over year is due to the lower net sales in 2017 coupled with comparable costs.

Goodwill and Other Intangibles Impairment

Goodwill and other intangibles impairment was $13.5 million for 2017, as compared to nil in the prior year period. In 2017, we recorded impairment charges of $8.3 million for goodwill, $2.9 million to write-off the remaining unamortized technology rights related to DreamPlay, LLC and $2.3 million to write down several underutilized trademarks and trade names that were determined to have no value.

Income from Joint Ventures

We recognized $0.1 million of income for funds received in 2017 related to our former video game joint venture in partial settlement of amounts owed to the Company when our joint venture partner was liquidated pursuant to their 2012 bankruptcy filing. It is not known if any additional funds will be received by us. In 2016, we recognized $0.2 million of income for funds received related to our former video game joint venture and $0.7 million of income for funds received related to Pacific Animation Partners.

Other Income

We recognized income of $0.1 million for funds received in 2017 related to the disgorgement of short swing trading profits from a shareholder, net of legal fees and a $0.1 million gain on extinguishment of convertible senior notes. We recognized income of $0.2 million for funds received in 2016 related to the disgorgement of short swing trading profits from a shareholder, net of legal fees and a $0.1 million gain on extinguishment of convertible senior notes.

Loss on Extinguishment of Convertible Senior Notes

In 2017, we recognized a $0.6 million loss related to the extinguishment of $21.5 million face amount of our 4.25% convertible senior notes due in 2018. In 2017, we also recognized a $0.3 million loss related to the fair market value adjustment for the 3.25% convertible senior notes due in 2020.

Interest Income

Interest income in 2017 was $37,000, comparable to $51,000 in 2016.

Interest Expense

Interest expense was $9.8 million in 2017, as compared to $13.0 million in the prior year period. In 2017, we recorded interest expense of $9.4 million related to our convertible senior notes payable due in 2018 and 2020 and $0.4 million related to our revolving credit facility. In 2016, we recorded interest expense of $11.7 million related to our convertible senior notes payable, $0.9 million related to our revolving credit facility and $0.4 million related to the interest component of our Maui acquisition earn-out. The overall decrease in 2017 is due to a lower average debt.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $1.6 million, or an effective tax rate of (2.0%) for 2017. During 2016, the income tax expense was $4.1 million, or an effective tax rate of 76.8%.

The 2017 tax expense of $1.6 million included a discrete tax benefit of $0.6 million primarily comprised of return to provision and uncertain tax position adjustments. Absent these discrete tax benefits, our effective tax rate for 2017 was (2.8%), primarily due to the US federal transition tax, various state taxes and taxes on foreign income.

The 2016 tax expense of $4.1 million included a discrete tax benefit of $0.1 million primarily comprised of return to provision adjustments. Absent these discrete tax expenses, our effective tax rate for 2016 was 79.2%, primarily due to US federal alternative minimum tax, various state taxes and taxes on foreign income.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets by jurisdiction. Based on our evaluation of all positive and negative evidence, as of December 31, 2017, a valuation allowance of $89.7 million has been recorded against the deferred tax assets that more likely than not will not be realized. The net deferred tax liabilities of $0.8 million consists of the net deferred tax liabilities in the foreign jurisdiction, where we are in a cumulative income position, partially offset by the deferred tax assets in the US related to the AMT carryforward, which are fully realizable.

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

Cost of Sales

U.S. and Canada.  Cost of sales of our U.S. and Canada segment was $322.7 million, or 67.4% of related net sales in 2016 compared to $335.0 million, or 70.0% of related net sales in 2015, representing a decrease of $12.3 million, or 3.7%. The decrease in cost of sales as a percentage of net sales, year over year, is due to reduced costing of legacy products and product mix, partially offset by increased product tooling driven by new product introductions in 2016. Depreciation of molds and tools for the segment increased slightly in 2016 due to an increase in new product tooling driven by product introductions in 2016.

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

Income from Joint Ventures

We recognized $0.2 million of income for funds received in 2016 related to our former video game joint venture in partial settlement of amounts owed to the Company when our joint venture partner was liquidated pursuant to their 2012 bankruptcy filing and $0.7 million of income for funds received in 2016 related to Pacific Animation Partners. In 2015, we recognized $2.7 million in income related to our former video game joint venture and $0.1 million of income for funds received related to Pacific Animation Partners.

Other Income

We recognized income of $0.2 million for funds received in 2016 related to the disgorgement of short swing trading profits from a shareholder, net of legal fees and a $0.1 million gain on extinguishment of convertible senior notes.

Interest Income

Interest income in 2016 was $51,000, comparable to $62,000 in 2015.

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

	2016				2017
	First	Second	Third	Fourth	First	Second	Third	Fourth
(unaudited)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Net sales	$95,809	$140,977	$302,791	$167,026	$94,505	$119,565	$262,413	$136,628
As a % of full year	13.6%	20.0%	42.8%	23.6%	15.4%	19.5%	42.8%	22.3%
Gross Profit	$31,183	$44,800	$94,933	$52,105	$30,021	$33,719	$61,781	$30,160
As a % of full year	14.0%	20.1%	42.5%	23.4%	19.3%	21.7%	39.7%	19.3%
As a % of net sales	32.5%	31.8%	31.4%	31.2%	31.8%	28.2%	23.5%	22.1%
Income (loss) from operations	$(13,816)	$(1,100)	$34,413	$(2,391)	$(15,724)	$(14,108)	$(7,746)	$(26,580)
As a % of full year	(80.8)%	(6.4)%	201.2%	(14.0)%	24.5%	22.0%	12.1%	41.4%
As a % of net sales	(14.4)%	(0.8)%	11.4%	(1.4)%	(16.6)%	(11.8)%	(3.0)%	(19.5)%
Income (loss) before provision (benefit) for income taxes	$(16,951)	$(3,441)	$31,612	$(5,844)	$(18,629)	$(16,371)	$(16,651)	$(29,771)
As a % of net sales	(17.7)%	(2.4)%	10.4%	(3.5)%	(19.7)%	(13.7)%	(6.3)%	(21.8)%
Net income (loss)	$(17,383)	$(4,145)	$30,529	$(7,752)	$(18,285)	$(16,687)	$(17,569)	$(30,487)
As a % of net sales	(18.1)%	(2.9)%	10.1%	(4.6)%	(19.3)%	(14.0)%	(6.7)%	(22.3)%
Net income (loss) attributable to non-controlling interests	$32	$224	$(83)	$(167)	$31	$55	$45	$(74)
As a % of net sales	—%	0.2%	—%	(0.1)%	—%	—%	—%	(0.1)%
Net income (loss) attributable to JAKKS Pacific, Inc.	$(17,415)	$(4,369)	$30,612	$(7,585)	$(18,316)	$(16,742)	$(17,614)	$(30,413)
As a % of net sales	(18.2)%	(3.1)%	10.1%	(4.5)%	(19.4)%	(14.0)%	(6.7)%	(22.3)%
Diluted earnings (loss) per share	$(1.01)	$(0.27)	$0.82	$(0.47)	$(1.01)	$(0.77)	$(0.77)	$(1.33)
Weighted average shares and equivalents outstanding	17,218	16,402	39,504	16,098	18,104	21,616	22,772	22,799

Consistent with the seasonality of our business, first and second quarters of 2016 and 2017 and fourth quarter of 2017, experienced seasonally low sales which coupled with fixed overhead resulted in significant net losses.

Quarterly and year-to-date computations of income (loss) per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

Debt with Conversion and Other Options

In July 2013, we sold an aggregate of $100.0 million principal amount of 4.25% convertible senior notes due 2018 (the “2018 Notes”). The 2018 Notes, which are senior unsecured obligations, pay interest semi-annually in arrears on August 1 and February 1 of each year at a rate of 4.25% per annum and will mature on August 1, 2018. The initial and still conversion rate for the 2018 Notes is 114.3674 shares of our common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.74 per share of common stock, subject to adjustment in certain events. Upon conversion, the 2018 Notes will be settled in shares of our common stock. Holders of the 2018 Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2018 Notes). In 2016, we repurchased and retired $6.1 million principal amount of the 2018 Notes. In 2017, we exchanged and retired an aggregate of $51.1 million principal amount of the 2018 Notes at par for $35.6 million in cash and approximately 3.0 million shares of our common stock, and the maturity of $21.5 million principal amount of the 2018 Notes was extended to November 1, 2020 along with a reduction in the interest rate to 3.25% per annum if paid in cash and a reduction in the conversion price to $3.05 per share.

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

Liquidity and Capital Resources

As of December 31, 2017, we had working capital of $146.9 million compared to $236.6 million as of December 31, 2016. The decrease was primarily attributable to the reclassification of $21.1 million of the 2018 convertible senior notes to current liabilities, the exchange and retirement of convertible senior notes, and the net loss, partially offset by proceeds from the issuance of common stock to a Hong Kong affiliate of our China joint venture partner during the second quarter of 2017.

Operating activities provided net cash of $65.8 million, $16.7 million and $11.4 million for the years ended December 31, 2015, 2016 and 2017, respectively. Net cash was favorably impacted primarily by decreases in accounts receivable and inventory. Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 90 days, 96 days, and 96 days as of December 31, 2015, 2016 and 2017, respectively. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As of December 31, 2017, we had cash and cash equivalents of $65.0 million.

Investing activities used net cash of $21.7 million, $15.1 million and $14.8 million for the years ended December 31, 2015, 2016 and 2017, respectively. Cash used in 2017 consisted primarily of $14.9 million cash paid for the purchase of molds and tooling used in the manufacture of our products. Cash used in 2016 consisted primarily of $14.8 million cash paid for the purchase of office furniture, equipment, and molds and tooling used in the manufacturing of our products. Cash used in 2015 consisted primarily of $17.8 million cash paid for leasehold improvements, the purchase of office furniture, equipment and molds and tooling used in the manufacturing of our products. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 21% payable on net sales of such products. As of December 31, 2017, these agreements required future aggregate minimum guarantees of $57.1 million, exclusive of $23.4 million in advances already paid. Of this $57.1 million future minimum guarantee, $40.7 million is due over the next twelve months.

Financing activities used net cash of $13.4 million, $12.0 million and $21.4 million for the years ended December 31, 2015, 2016 and 2017, respectively. The cash used in 2017 consists primarily of the cash portion of $35.6 million in the exchange of $51.1 million principal amount of our 2018 convertible senior notes, partially offset by the issuance of approximately 3.7 million shares of common stock for cash in the amount of $19.3 million. The cash used in 2016 consists primarily of the repurchase of our common stock and convertible senior notes. The cash used in 2015 consists primarily of the repurchase of our common stock.

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 31, 2017 and is based upon information appearing in the notes to the consolidated financial statements (in thousands):

	Less than 1 year	1 – 3 years		3 – 5 years		More Than 5 years		Total
Short-term debt	$26,178	$	―	$	―	$	―	$26,178
Long-term debt	―		135,469		―		―	135,469
Interest on debt	6,734		9,088		―		―	15,822
Operating leases	13,403		21,396		18,884		7,121	60,804
Minimum guaranteed license/royalty payments	40,725		16,408		―		―	57,133
Employment contracts	8,936		10,312		―		―	19,248
Total contractual cash obligations	$95,976		$192,673		$18,884		$7,121	$314,654
 `
The above table excludes any potential uncertain income tax liabilities that may become payable upon examination of our income tax returns by taxing authorities. Such amounts and periods of payment cannot be reliably estimated. See Note 13 to the consolidated financial statements for further explanation of our uncertain tax positions.

In October 2016, we acquired the operating assets of the C’est Moi brand of performance makeup and youth skincare products whose distribution is currently limited primarily to Asia. We expect to launch a full line of makeup and skincare products branded under the C’est Moi name in the U.S. and Canada in the first quarter of 2018 prior to which sales are anticipated to be nominal.

We believe that our cash flows from operations and cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months from the issuance of this annual report. We expect our capital expenditures to be approximately $14.0 million in 2018. Although operating activities are expected to provide cash, to the extent we make any acquisitions or grow significantly in the future, our operating and investing activities may use cash and, consequently, any acquisitions or growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. We intend to finance our long-term liquidity requirements out of net cash provided by operations and net cash and cash equivalents. As of December 31, 2017, we do not have any off-balance sheet arrangements.

During the last three fiscal years ending December 31, 2017, we do not believe that inflation has had a material impact on our net sales and revenues and on income from continuing operations.

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

Interest Rate Risk

As of December 31, 2017, we have outstanding convertible senior notes payable of $21.2 million principal amount due August 2018 with a fixed interest rate of 4.25% per annum, $113.0 million principal amount due June 2020 with a fixed interest rate of 4.875% per annum, and $21.5 million principal amount due November 2020 with a fixed interest rate of 3.25% per annum if paid in cash. As the interest rates on the notes are at fixed rates, we are not generally subject to any direct risk of loss related to these notes arising from changes in interest rates.

Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility (see Note 11 - Credit Facility in the accompanying notes to the consolidated financial statements for additional information). Borrowings under the revolving credit facility bear interest at a variable rate based on Prime Lending Rate or LIBOR Rate at the option of the Company. For Prime Lending Rate loans, the interest rate is equal to the highest of (i) the Federal Funds Rate plus a margin of 0.50%, (ii) the rate last quoted by The Wall Street Journal as the “Prime Rate,” or (iii) the sum of a LIBOR rate plus 1.00%, plus a margin of 2.25%. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin of 2.25%. Borrowings under the revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the year ended December 31, 2017, the maximum amount borrowed under the revolving credit facility was $20.0 million and the average amount of borrowings outstanding was $5.7 million. As of December 31, 2017, the amount of total borrowings outstanding under the revolving credit facility was $5.0 million. If the prevailing market interest rates relative to these borrowings increased by 10%, our interest expense during the period ended December 31, 2017 would have increased by less than $0.1 million.

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

Item 8.  Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
JAKKS Pacific, Inc.
Santa Monica, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of JAKKS Pacific, Inc. (the “Company") and subsidiaries as of December 31, 2017 and 2016 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ BDO USA, LLP

We have served as the Company’s auditor since 2006.

Los Angeles, California
March 16, 2018

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2017
	(In thousands, except
	share data)
Assets
Current assets
Cash and cash equivalents	$86,064	$64,977
Accounts receivable, net of allowance for uncollectible accounts of $2,864 and $10,940 in 2016 and 2017, respectively	173,599	142,457
Inventory, net	75,435	58,432
Income taxes receivable	1,204	1,880
Prepaid expenses and other assets	17,077	14,923
Total current assets	353,379	282,669
Property and equipment
Office furniture and equipment	14,345	15,043
Molds and tooling	103,128	115,378
Leasehold improvements	10,927	10,936
Total	128,400	141,357
Less accumulated depreciation and amortization	105,559	118,130
Property and equipment, net	22,841	23,227
Intangible assets, net	33,111	22,190
Other long term assets	2,156	6,579
Investment in DreamPlay, LLC	7,000	—
Goodwill	43,208	35,384
Trademarks	2,608	300
Total assets	$464,303	$370,349
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$51,741	$49,916
Accrued expenses	38,645	42,145
Reserve for sales returns and allowances	16,424	17,622
Short term debt	10,000	5,000
Convertible senior notes, net	—	21,075
Total current liabilities	116,810	135,758
Convertible senior notes, net	203,007	133,497
Other liabilities	5,004	4,537
Income taxes payable	2,248	1,261
Deferred income taxes, net	2,034	783
Total liabilities	329,103	275,836
Commitments and Contingencies
Stockholders’ equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 19,376,773 and 26,957,354 shares issued and outstanding in 2016 and 2017, respectively	19	27
Treasury stock, at cost; 3,112,840 shares	(24,000)	(24,000)
Additional paid-in capital	177,624	215,809
Accumulated deficit	(2,148)	(85,233)
Accumulated other comprehensive loss	(17,207)	(13,059)
Total JAKKS Pacific, Inc. stockholders’ equity	134,288	93,544
Non-controlling interests	912	969
Total stockholders’ equity	135,200	94,513
Total liabilities and stockholders’ equity	$464,303	$370,349

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2016	2017
	(In thousands, except per share amounts)
Net sales	$745,741	$706,603	$613,111
Cost of sales	517,172	483,582	457,430
Gross profit	228,569	223,021	155,681
Selling, general and administrative expenses	198,039	205,915	206,303
Goodwill and other intangibles impairment	—	—	13,536
Income (loss) from operations	30,530	17,106	(64,158)
Change in fair value of business combination liability	5,642	—	—
Income from joint ventures	2,761	889	105
Other income	—	305	342
Loss on extinguishment of convertible senior notes	—	—	(919)
Write-off of investment in DreamPlay, LLC	—	—	(7,000)
Interest income	62	51	37
Interest expense	(12,402)	(12,975)	(9,829)
Income (loss) before provision for income taxes	26,593	5,376	(81,422)
Provision for income taxes	3,423	4,127	1,606
Net income (loss)	23,170	1,249	(83,028)
Net income (loss) attributable to non-controlling interests	(84)	6	57
Net income (loss) attributable to JAKKS Pacific, Inc.	$23,254	$1,243	$(83,085)
Basic earnings (loss) per share	$1.20	$0.08	$(3.89)
Basic weighted number of shares	19,435	16,542	21,341
Diluted earnings (loss) per share	$0.71	$0.07	$(3.89)
Diluted weighted number of shares	43,321	16,665	21,341

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2015	2016	2017
		(In thousands)

Net income (loss)	$23,170	$1,249	$(83,028)
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,216)	(7,156)	4,148
Comprehensive income (loss)	19,954	(5,907)	(78,880)
Less: Comprehensive income (loss) attributable to non-controlling interests	(84)	6	57
Comprehensive income (loss) attributable to JAKKS Pacific, Inc.	$20,038	$(5,913)	$(78,937)

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2015, 2016 AND 2017
(In thousands)

	Common Stock					Accumulated	JAKKS
				Additional		Other	Pacific, Inc.	Non-	Total
	Number		Treasury	Paid-in	Accumulated	Comprehensive	Stockholders’	Controlling	Stockholders’
	of Shares	Amount	Stock	Capital	Deficit	Loss	Equity	Interests	Equity
Balance, January 1, 2015	22,682	$22	$(24,000)	$202,052	$(26,645)	$(6,835)	$144,594	$490	$145,084
Restricted stock grants	71	1	—	1,561	—	—	1,562	—	1,562
Retirement of restricted stock	(52)	(1)	—	—	—	—	(1)	—	(1)
Repurchase of common stock	(1,547)	(1)	(13,192)	—	—	—	(13,193)	—	(13,193)
Retirement of treasury stock	—	(1)	8,870	(8,869)	—	—	―	—	―
Net income	—	—	—	—	23,254	—	23,254	(84)	23,170
Foreign currency translation adjustment	—	—	—	—	—	(3,216)	(3,216)	—	(3,216)
Balance, December 31, 2015	21,154	20	(28,322)	194,744	(3,391)	(10,051)	153,000	406	153,406
Contributions from non-controlling interests	—	—	—	—	—	—	—	500	500
Restricted stock grants	65	1	—	1,620	—	—	1,621	—	1,621
Retirement of restricted stock	(25)	—	—	—	—	—	—	—	—
Repurchase of common stock	(1,766)	—	(13,506)	—	—	—	(13,506)	—	(13,506)
Repurchase of common stock for employee tax withholding	(51)	—	—	(1,462)	—	—	(1,462)	—	(1,462)
Retirement of treasury stock	—	(2)	17,828	(17,826)	—	—	―	—	―
Excess tax benefit on vesting of restricted stock	—	—	—	548	—	—	548	—	548
Net income	—	—	—	—	1,243	—	1,243	6	1,249
Foreign currency translation adjustment	—	—	—	—	—	(7,156)	(7,156)	—	(7,156)
Balance, December 31, 2016	19,377	19	(24,000)	177,624	(2,148)	(17,207)	134,288	912	135,200
Restricted stock grants	981	1	—	3,111	―	―	3,112	—	3,112
Retirement of restricted stock	(9)	—	—	—	―	―	—	—	―
Shares issued in exchange for convertible notes	2,977	3	—	15,521	―	―	15,524	—	15,524
Repurchase of common stock for employee tax withholding	(30)	—	—	(79)	—	—	(79)	—	(79)
Issuance of common stock to Hongkong Meisheng	3,661	4	—	19,307	—	—	19,311	—	19,311
Adjustment to additional paid in capital				325			325	—	325
Net income (loss)	—	—	—	—	(83,085)	―	(83,085)	57	(83,028)
Foreign currency translation adjustment	—	—	—	—	—	4,148	4,148	—	4,148
Balance, December 31, 2017	26,957	$27	$(24,000)	$215,809	$(85,233)	$(13,059)	$93,544	$969	$94,513

 See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2016	2017
	(In thousands)
Cash flows from operating activities
Net income (loss)	$23,170	$1,249	$(83,028)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	—	—	11,803
Depreciation and amortization	18,860	22,944	21,003
Write-off and amortization of debt issuance costs	2,042	2,542	2,104
Share-based compensation expense	1,562	1,621	3,112
(Gain) loss on disposal of property and equipment	47	17	(71)
Intangibles impairment	—	—	5,248
Write-off of investment in DreamPlay, LLC	—	—	7,000
Goodwill impairment	—	—	8,288
Change in fair value of business combination liability	(5,642)	—	—
(Gain) loss on extinguishment of convertible senior notes	—	(98)	497
Income from joint ventures	(1,017)	—	—
Deferred income taxes	(329)	(259)	(1,251)
Change in fair value of convertible senior notes	—	—	308
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	71,129	(10,212)	19,339
Inventory	18,283	(14,891)	17,003
Income taxes receivable	—	22,804	(676)
Prepaid expenses and other assets	(7,513)	15,227	(2,149)
Accounts payable	(21,037)	10,558	(380)
Accrued expenses	(26,811)	(12,767)	3,500
Reserve for sales returns and allowances	(7,210)	(843)	1,198
Income taxes payable	(3,014)	(21,018)	(987)
Other liabilities	3,281	(151)	(467)
Total adjustments	42,631	15,474	94,422
Net cash provided by operating activities	65,801	16,723	11,394
Cash flows from investing activities
Purchases of property and equipment	(17,840)	(14,765)	(14,928)
Proceeds from sale of property and equipment	—	—	145
Distributions from joint venture	60	—	—
Cash paid for intangible assets	—	(300)	—
Sale of marketable securities	220	—	—
Change in other assets	(4,149)	—	—
Net cash used in investing activities	(21,709)	(15,065)	(14,783)
Cash flows from financing activities
Surrender of common stock	(1)	—	—
Repurchase of common stock	(13,193)	(13,506)	—
Repurchase of common stock for employee tax withholding	—	(1,462)	(79)
Net proceeds from credit facility borrowings	—	10,000	—
Repayment of credit facility borrowings	—	—	(5,000)
Credit facility costs	(188)	—	—
Repurchase of convertible senior notes	—	(8,035)	(35,614)
Proceeds from issuance of common shares of non-controlling interests	—	500	—
Proceeds from issuance of common stock	—	—	19,311
Excess tax benefit from share-based compensation	—	548	—
Net cash used in financing activities	(13,382)	(11,955)	(21,382)
Net increase (decrease) in cash and cash equivalents	30,710	(10,297)	(24,771)
Effect of foreign currency translation	293	(6,167)	3,684
Cash and cash equivalents, beginning of year	71,525	102,528	86,064
Cash and cash equivalents, end of year	$102,528	$86,064	$64,977
Cash paid during the period for:
Interest	$10,198	$9,855	$8,778
Income taxes	$7,832	$2,165	$4,076

As of December 31, 2015 there was $0.4 million and $2.7 million of property and equipment included in accounts payable and accrued expenses, respectively. As of December 31, 2016 there was $6.6 million and nil of property and equipment included in accounts payable and accrued expenses, respectively. As of December 31, 2017 there was $5.2 million and nil of property and equipment included in accounts payable and accrued expenses, respectively.

See Notes 4, 5 and 19 for additional supplemental information to consolidated statements of cash flows.

See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Note 1—Principal Industry

JAKKS Pacific, Inc. (the “Company”) is engaged in the development, production and marketing of consumer products, including toys and related products, electronic products, and other consumer products, many of which are based on highly-recognized character and entertainment licenses. The Company commenced its primary business operations in July 1995 through the purchase of substantially all of the assets of a Hong Kong toy company. The Company markets its product lines domestically and internationally.

The Company was incorporated under the laws of the State of Delaware in January 1995.

Note 2—Summary of Significant Accounting Policies

Principles of consolidation

These consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and its majority owned joint venture. All intercompany transactions have been eliminated.

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

Generally the Company does not allow product returns. It provides its customers a negotiated allowance for breakage or defects, which is recorded when the related revenue is recognized. However, the Company does make occasional exceptions to this policy and consequently accrues a return allowance based upon historic return amounts and management estimates. The Company occasionally grants credits to facilitate markdowns and sales of slow-moving merchandise. These credits are recorded as a reduction of gross sales at the time of the sale.

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31 (in thousands):

		Fair Value Measurements
	Carrying Amount as of	As of December 31, 2016
	December 31, 2016	Level 1	Level 2	Level 3

Cash equivalents	$15,312	$15,312	$—	$—

		Fair Value Measurements
	Carrying Amount as of	As of December 31, 2017
	December 31, 2017	Level 1	Level 2	Level 3

Cash equivalents	$13,718	$13,718	$—	$—
3.25% Convertible senior notes due in 2020	$22,469	$—	$—	$22,469

The following table provides a reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

2017
Balance at January 1, 2017	$—
Issuance of 3.25% Convertible Senior Notes due in 2020	22,161
Change in fair value	308
Balance at December 31, 2017	$22,469

The Company’s accounts receivable, accounts payable and accrued expenses represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of fair value.

In August 2017, the Company agreed with Oasis Management and Oasis Investments II Master Fund Ltd., the holder of approximately $21.5 million face amount of its 4.25% convertible senior notes due in 2018 (“2018 Notes”), to exchange and extend the maturity date of these notes to November 1, 2020. In addition, the interest rate was reduced to 3.25% per annum and the conversion rate was increased to 328.0302 shares of the Company’s common stock per $1,000 principal amount of notes, among other things. These notes are hereafter referred to as the “3.25% Convertible Senior Notes due in 2020” or “3.25% 2020 Notes.” After execution of a definitive agreement and final approval by the other members of the Company’s Board of Directors and Oasis’ Investment Committee, the transaction closed on November 7, 2017. The principal balance of the remaining 2018 Notes amounted to approximately $21.2 million. In connection with the transaction, the Company elected the fair value option of measurement for the 3.25% 2020 Notes under ASC 815 Derivatives and Hedging. As a result, these notes are re-measured each reporting period using Level 3 inputs (Monte Carlo simulation model and inputs for stock price, risk-free rate and volatility), with changes in fair value reflected in current period earnings in our consolidated statements of operations. At December 31, 2017 the 3.25% 2020 Notes had a fair value of $22.5 million.

The fair value of the remaining 4.25% convertible senior notes payable due 2018 as of December 31, 2016 and 2017 was $18.9 million and $20.5 million respectively, based upon the most recent quoted market prices, and the fair value of the 4.875% convertible senior notes payable due 2020 as of December 31, 2016 and 2017 was $89.3 million and $89.7 million, respectively, based upon the most recent quoted market prices. The fair values of the convertible senior notes are considered to be Level 3 measurements on the fair value hierarchy.

For the years ended December 31, 2016 and 2017, there was no impairment to the value of the Company’s non-financial assets.

Inventory

Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs and in-bound freight and duty, is valued at the lower of cost (first-in, first-out) or market, net of inventory obsolescence reserve, and consists of the following (in thousands):

	December 31,
	2016	2017
Raw materials	$5,204	$3,265
Finished goods	70,231	55,167
	$75,435	$58,432

During the first quarter of 2017, the Company adopted Accounting Standards Update (“ASU”) 2015-11, “Simplifying the Measurement of Inventory (Topic 330)”. The amendments, which apply to inventory that is measured using any method other than the last-in, first-out (LIFO) or retail inventory method, require that entities measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and should be applied on a prospective basis. The adoption of ASU 2015-11 did not have a material impact on the Company’s consolidated financial statements.

Property and equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over their estimated useful lives as follows:

Office equipment	5 years
Automobiles	5 years
Furniture and fixtures	5 - 7 years
Leasehold improvements	Shorter of length of lease or 10 years

During interim reporting periods, the Company uses the usage method as its depreciation methodology for molds and tools used in the manufacturing of its products, which is more closely correlated to the production of goods as it follows the seasonality of sales. The Company believes that the usage method more accurately matches costs with revenues. From a full-year perspective, the depreciation methodology follows the straight-line method, based on the estimated useful life of molds and tools of three years. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively. The carrying value of property and equipment is reviewed when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No impairment charges were recorded for the years ended December 31, 2015, 2016 and 2017.

For the years ended December 31, 2015, 2016 and 2017, the Company’s aggregate depreciation expense related to property and equipment was $10.9 million, $13.9 million and $13.0 million, respectively.

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

Advertising

Production costs of commercials and programming are charged to operations in the period during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the period incurred. Advertising expense for the years ended December 31, 2015, 2016 and 2017, was approximately $15.8 million, $20.1 million and $10.8 million, respectively.

The Company also participates in cooperative advertising arrangements with certain customers, whereby it allows a discount from invoiced product amounts in exchange for customer purchased advertising that features the Company’s products. Typically, these discounts range from 2% to 10% of gross sales, and are generally based upon product purchases or specific advertising campaigns. Such amounts are accrued when the related revenue is recognized or when the advertising campaign is initiated. These cooperative advertising arrangements are accounted for as direct selling expenses.

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

Foreign Currency Translation Exposure

The Company’s reporting currency is the U.S. dollar. The translation of its net investment in subsidiaries with non-U.S. dollar functional currencies subjects the Company to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at year-end exchange rates. Income, expense and cash flow items are translated at average exchange rates prevailing during the year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss/gain within stockholders’ equity. The Company’s primary currency translation exposures in 2015, 2016 and 2017 were related to its net investment in entities having functional currencies denominated in the Hong Kong dollar, British pound, Canadian dollar, Chinese yuan, Mexican peso and the Euro.

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

Accounting for the impairment of finite-lived tangible and intangible assets

Long-lived assets with finite lives, which include property and equipment and intangible assets other than goodwill, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. Finite-lived intangible assets consist primarily of product technology rights, acquired backlog, customer relationships, product lines and license agreements. These intangible assets are amortized over the estimated economic lives of the related assets. There were no impairments for years ended December 31, 2015 and 2016. In 2017, the Company recorded impairment charges of $2.9 million to write off the remaining unamortized technology rights related to DreamPlay, LLC which were included in product lines, and $2.3 million to write down several underutilized trademarks and trade names that were determined to have no value.

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

For the years ended December 31, 2015 and 2016, there was no impairment to the value of the Company's goodwill or trademarks. In the third quarter of 2017, the Company determined that the fair values of its reporting units should be retested for potential impairment. Based on the retesting performed with the assistance of a third-party valuation consultant as of September 30, 2017, it was determined that the fair values of two of its three reporting units were less than their respective carrying amounts. Accordingly, a charge of $8.3 million for goodwill impairment was recorded.

Share-based Compensation

The Company measures all employee stock-based compensation awards using a fair value method and records such expense in its consolidated financial statements. The Company recorded $1.6 million, $1.6 million and $3.1 million of restricted stock expense in 2015, 2016 and 2017, respectively. See Note 17 for further details relating to share based compensation.

Earnings per share

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings per share (“EPS”) for the periods presented (in thousands, except per share data):

	2015
		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$23,254	19,435	$1.20
Effect of dilutive securities:
Assumed conversion of convertible senior notes	7,385	23,369
Options and warrants	—	—
Unvested performance stock grants	—	347
Unvested restricted stock grants	—	170
Diluted EPS
Income available to common stockholders plus assumed exercises and conversion	$30,639	43,321	$0.71

	2016
		Weighted
		Average
	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$1,243	16,542	$0.08
Effect of dilutive securities:
Assumed conversion of convertible senior notes	—	—
Options and warrants	—	—
Unvested performance stock grants	—	—
Unvested restricted stock grants	—	123
Diluted EPS
Income available to common stockholders plus assumed exercises and conversion	$1,243	16,665	$0.07

2017
Weighted
Average
	Loss	Shares	Per Share
Basic EPS
Loss attributable to common stockholders	$(83,085)	21,341	$(3.89)
Effect of dilutive securities:
Assumed conversion of convertible senior notes	—	—
Options and warrants	—	—
Unvested performance stock grants	—	—
Unvested restricted stock grants	—	—
Diluted EPS
Loss attributable to common stockholders plus assumed exercises and conversion	$(83,085)	21,341	$(3.89)

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of warrants, options and convertible debt to the extent they are dilutive). For the years ended December 31, 2015, 2016 and 2017, the convertible senior notes interest and related common share equivalent of nil, 23,004,916 and 18,272,906, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive. Potentially dilutive stock options and warrants of 1,518,596, 1,500,000 and 1,062,500 for the years ended December 31, 2015, 2016 and 2017, respectively, were excluded from the computation of diluted earnings per share since they would have been anti-dilutive. Potentially dilutive restricted stock of nil for each of the years ended December 31, 2015, 2016 and 2017 were excluded from the computation of diluted earnings per share since they would have been anti-dilutive.

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

Debt with Conversion and Other Options

In July 2013, the Company sold an aggregate of $100.0 million principal amount of 4.25% convertible senior notes due 2018 (the “2018 Notes”). The 2018 Notes are senior unsecured obligations of the Company paying interest semi-annually in arrears on August 1 and February 1 of each year at a rate of 4.25% per annum and will mature on August 1, 2018. The initial and still current conversion rate for the 2018 Notes is 114.3674 shares of the Company’s common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.74 per share of common stock, subject to adjustment in certain events. Upon conversion, the 2018 Notes will be settled in shares of the Company’s common stock. Holders of the 2018 Notes may require that the Company repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2018 Notes). In 2016, the Company repurchased and retired an aggregate of approximately $6.1 million principal amount of the 2018 Notes. In 2017, the Company exchanged and retired an aggregate of $51.1 million principal amount of the 2018 Notes at par for $35.6 million in cash and approximately 3.0 million shares of its common stock, reducing the principal balance of the remaining 2018 Notes to approximately $21.2 million. In addition, $21.5 million principal amount of the 2018 Notes were exchanged and their maturity extended to November 1, 2020 along with a reduction in the interest rate to 3.25% per annum if paid in cash and a reduction in the conversion price to $3.05 per share (the “3.25% 2020 Notes”).

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes the revenue recognition requirements in ASC 605, (Topic 605), and most industry-specific guidance. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, and interim periods therein. In 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, ASU 2016-10, “Identifying Performance Obligations and Licensing”, and ASU 2016-12, “Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients”. Entities have the choice to adopt these updates using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of these standards recognized at the date of the adoption.

The Company’s approach to analyze the impact of the standard on its revenue contracts included a review of existing contracts with customers, an evaluation of the specific terms of those contracts and the appropriate treatment under the new standards, and a comparison of that new treatment to its existing accounting policies to identify differences. The Company will adopt the requirements of the new standard on January 1, 2018 using the modified retrospective approach.

The Company identified the same performance obligation (sale of our products) under Topic 606 as compared with deliverables and separate units of account previously identified under Topic 605.

The Company does offer certain types of variable consideration to customers such as discounts, pricing allowances and collaborative marketing arrangements. The standard requires us to estimate these amounts. The Company anticipates that the timing and measurement of revenue will be consistent with its current revenue recognition although the approach to revenue recognition will now be based on the transfer of control. As a result, there will be no impact to the Company’s consolidated financial statements on the adoption of the new standard as of January 1, 2018.

The Company established new key controls within its financial reporting infrastructure specific to its adoption of ASC 606. Furthermore, additional disclosures will be required to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Beginning in the first quarter of 2018, additional disclosures will include, but are not limited to, significant judgments and practical expedients elected in the adoption of Topic 606.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. The update requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The Company early adopted this standard during the second quarter of 2017. The adoption of this standard does not have an impact on the Company’s consolidated financial statements.

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

The U.S. and Canada segment includes action figures, vehicles, play sets, plush products, dolls, electronic products, construction toys, infant and pre-school toys, role play and everyday costume play, foot to floor ride-on vehicles, wagons, novelty toys, seasonal and outdoor products, and kids’ indoor and outdoor furniture, primarily within the United States and Canada.

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

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts as of December 31, 2016 and 2017 and for the three years in the period ended December 31, 2017 are as follows (in thousands):

	Years Ended December 31,
	2015	2016	2017
Net Sales
U.S. and Canada	$478,728	$478,595	$406,411
International	169,826	131,229	107,231
Halloween	97,187	96,779	99,469
	$745,741	$706,603	$613,111

	Years Ended December 31,
	2015	2016	2017
Income (Loss) from Operations
U.S. and Canada	$17,562	$17,434	$(35,720)
International	16,249	4,360	(13,184)
Halloween	(3,281)	(4,688)	(15,254)
	$30,530	$17,106	$(64,158)

	Years Ended December 31,
	2015	2016	2017
Depreciation and Amortization Expense
U.S. and Canada	$13,023	$16,817	$15,286
International	4,439	4,549	4,079
Halloween	1,398	1,578	1,638
	$18,860	$22,944	$21,003

	December 31,
	2016	2017
Assets
U.S. and Canada	$306,895	$229,505
International	119,560	106,255
Halloween	37,848	34,589
	$464,303	$370,349

Information regarding the Company’s operations in different geographical areas is presented below on the basis the Company uses to manage its business. Net revenues are categorized based upon location of the customer, while long-lived assets are categorized based upon the location of the Company’s assets. Tools, dies and molds represent a substantial portion of the long-lived assets included in the United States with a net book value of $15.7 million in 2016 and $17.0 million in 2017 and substantially all of these assets are located in China. The following tables present information about the Company by geographic area as of December 31, 2016 and 2017 and for each of the three years in the period ended December 31, 2017 (in thousands):

	December 31,
	2016	2017
Long-lived Assets
China	$15,710	$17,194
United States	6,587	5,755
Hong Kong	544	278
	$22,841	$23,227

	Years Ended December 31,
	2015	2016	2017
Net Sales by Customer Area
United States	$542,101	$544,096	$479,133
Europe	117,313	92,811	71,094
Canada	32,587	26,947	21,882
Hong Kong	1,675	2,012	1,064
Other	52,065	40,737	39,938
	$745,741	$706,603	$613,111

Major Customers

Net sales to major customers were as follows (in thousands, except for percentages):

	2015		2016		2017
		Percentage of		Percentage of		Percentage of
	Amount	Net Sales	Amount	Net Sales	Amount	Net Sales
Wal-Mart	$180,758	24.3%	$186,894	26.5%	$156,436	25.5%
Target	96,850	13.0	110,233	15.6	108,799	17.8
Toys 'R' Us	96,446	12.9	90,568	12.8	69,508	11.3
	$374,054	50.2%	$387,695	54.9%	$334,743	54.6%

No other customer accounted for more than 10% of the Company’s total net sales.

As of December 31, 2016 and 2017, the Toys “R” Us, Inc. (“TRU”) consolidated accounts receivable balance represented 23.5% and 26.4%, respectively, of the Company’s gross accounts receivable. When combined with Wal-Mart and Target, the Company’s other two most significant customers, these customers represent 59.6% and 60.6%, respectively, of gross accounts receivable at December 31, 2016 and 2017.

On September 18, 2017, TRU and certain of its U.S. subsidiaries and its Canadian subsidiary voluntarily filed for relief under Chapter 11 of the Bankruptcy Code in the U.S. The Canadian subsidiary also began parallel proceedings under the Companies’ Creditors Arrangement Act (“CCAA”) in Canada. As a result, the Company has reserved $8.9 million of the TRU pre-petition consolidated accounts receivable balance of $22.8 million resulting in a net pre-petition consolidated accounts receivable balance of $13.9 million as of December 31, 2017. The unreserved amount includes $2.9 million and the Company can assert a priority claim under section 503(b)(9) of the Bankruptcy Code for this amount. The balance of the unreserved amount has been submitted to the Company’s insurance carrier and is expected to be recovered.

On September 20, 2017, TRU received interim approval to access up to $2.2 billion in debtor-in-possession financing and on September 22, 2017 TRU closed on $3.1 billion of debtor-in-possession financing to support its ongoing liquidity needs. Accordingly, the Company resumed shipping to TRU for the 2017 holiday season resulting in post-petition consolidated accounts receivable balance with TRU at December 31, 2017 of $18.6 million, with no related amount reserved. Subsequent to the year ended December 31, 2017, the Company has collected $14.1 million (unaudited) of the TRU post-petition consolidated accounts receivable balance outstanding as of December 31, 2017 resulting in a remaining balance of $4.5 million (unaudited) as of March 15, 2018.

The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses (see Note 22).

Note 4—Joint Ventures

The Company owns a fifty percent interest in a joint venture (“Pacific Animation Partners”) with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company. The joint venture was created to develop and produce a boys’ animated television show, which it licensed worldwide for television broadcast as well as consumer products. The Company produced toys based upon the television program under a license from the joint venture which also licensed certain other merchandising rights to third parties. The joint venture completed and delivered 65 episodes of the show, which began airing in February 2012, and has since ceased production of the television show. For the years ended December 31, 2015, 2016 and 2017, the Company recognized income from the joint venture of $0.1 million, $0.7 million and nil, respectively.

As of December 31, 2016 and 2017, the balance of the investment in the Pacific Animation Partners joint venture is nil.

In September 2012, the Company entered into a joint venture (“DreamPlay Toys”) with NantWorks LLC (“NantWorks”) in which it owns a fifty percent interest. Pursuant to the operating agreement of DreamPlay Toys, the Company paid to NantWorks cash in the amount of $8.0 million and issued NantWorks a warrant to purchase 1.5 million shares of the Company’s common stock at a value of $7.0 million in exchange for the exclusive right to arrange for the provision of the NantWorks recognition technology platform for toy products. The Company had classified these rights as an intangible asset, which was being amortized over the anticipated revenue stream from the exploitation of these rights. However, the Company has abandoned the use of the technology in connection with its toy products and no future sales are anticipated, and the Company recorded an impairment charge to income of $2.9 million to write off the remaining unamortized technology rights during the third quarter of 2017. The Company retains the financial risk of the joint venture and is responsible for the day-to-day operations, which are expected to be nominal in future periods. The results of operations of the joint venture are consolidated with the Company’s results.

In addition, in 2012, the Company invested $7.0 million in cash in exchange for a five percent economic interest in a related entity, DreamPlay, LLC, that was expected to monetize the exploitation of the recognition technologies in non-toy consumer product categories. Adoption of the technology has been inadequate to establish a commercially viable market for the technology. NantWorks has the right to repurchase the Company’s interest for $7.0 million, but the Company does not anticipate that NantWorks will do so. As of September 30, 2017, the Company determined the value of this investment will not be realized and that full impairment of the value had occurred. Accordingly, the Company recorded an impairment charge of $7.0 million during the quarter ended September 30, 2017.

In November 2014, the Company entered into a joint venture with Meisheng Culture & Creative Corp., for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the income from the joint venture for the year ended December 31, 2016 and 2017 was income of $6,000 and $57,000, respectively.

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited, a Hong Kong-based subsidiary of Meisheng (“HK Meisheng”), for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and HK Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng will oversee through the Company’s existing distribution joint venture. The non-controlling interest’s share of the loss from the joint venture for year ended December 31, 2017 was nil. As of April 27, 2017, Hong Kong Meisheng Cultural Company Limited beneficially owns more than 10% of the Company’s outstanding common stock.

 Note 5—Business Combinations

In October 2016, the Company acquired the operating assets of C’est Moi with its performance makeup and youth skincare product lines for $0.3 million to further enhance its existing product lines and to continue diversification into other consumer products categories. We expect to launch a full line of makeup and skincare products branded under the C’est Moi name in the U.S. and Canada in the first quarter of 2018. The Company’s investment in C’est Moi is included in trademarks in our consolidated financial statements (See Note 7).

Note 6—Goodwill

The changes in the carrying amount of goodwill by reporting unit for the years ended December 31, 2016 and 2017 are as follows (in thousands):

	U.S. and Canada	International	Halloween	Total
Balance, January 1, 2016:
Goodwill	$30,218	$11,717	$2,264	$44,199
Adjustments to goodwill for foreign currency translation	(678)	(262)	(51)	(991)
Balance December 31, 2016:	29,540	11,455	2,213	43,208
Adjustments to goodwill for foreign currency translation	317	125	22	464
Impairment	(6,053)	—	(2,235)	(8,288)
Balance December 31, 2017:	$23,804	$11,580	$—	$35,384

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

The Company performed its annual assessment for impairment on goodwill as of our annual testing date being April 1, 2017. In performing its assessment for goodwill impairment, the Company prepared a Step 1 quantitative test and determined there was no impairment to goodwill as of April 1, 2017. The valuation of goodwill involves a high degree of judgment and uncertainty related to key assumptions. Due to the subjective nature of the impairment analysis, significant changes in the assumptions used to develop the estimate could materially affect the conclusion regarding the future cash flows necessary to support the valuation of goodwill.

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

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis, and on an interim basis, if certain events or circumstances indicate that an impairment loss may have been incurred. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. Based on several factors that have occurred since the Company’s April 1, 2017 assessment, the Company determined that the fair values of its reporting units should be retested for potential impairment. Based on the retesting performed with the assistance of a third-party valuation consultant as of September 30, 2017, it was determined that the fair values of two of its three reporting units were less than their respective carrying amounts. Accordingly, a charge of $8.3 million for goodwill impairment was recorded during the third quarter of the year ending December 31, 2017. No impairment was recorded during the year ended December 31, 2016.

 Note 7—Intangible Assets

Intangible assets consist primarily of licenses, product lines, customer relationships and trademarks. Amortized intangible assets are included in intangibles in the accompanying balance sheets. Trademarks are disclosed separately in the accompanying balance sheets. Intangible assets are as follows (in thousands, except for weighted useful lives):

		December 31, 2016				December 31, 2017
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization		Net Amount	Gross Carrying Amount	Accumulated Amortization		Net Amount
	(Years)

Amortized Intangible Assets:
Licenses	5.81	$20,130		$(17,248)	$2,882	$20,130		$(18,620)	$1,510
Product lines	5.07	50,093		(20,634)	29,459	33,858		(13,178)	20,680
Customer relationships	4.90	3,152		(2,755)	397	3,152		(3,152)	―
Trade names	5.00	3,000		(2,650)	350	3,000		(3,000)	―
Non-compete/ Employment contracts	5.00	200		(177)	23	200		(200)	―
Total amortized intangible assets		$76,575		$(43,464)	$33,111	$60,340		$(38,150)	$22,190
Unamortized Intangible Assets:
Trademarks		$2,608	$	―	$2,608	$300	$	―	$300

In 2017, the Company recorded impairment charges of $2.9 million to write off the remaining unamortized technology rights related to DreamPlay, LLC which were included in product lines, and $2.3 million to write down several underutilized trademarks and trade names that were determined to have no value.

For the years ended December 31, 2015, 2016 and 2017, the Company’s aggregate amortization expense related to intangible assets was $8.0 million, $8.8 million and $8.0 million, respectively. The Company currently estimates continuing future amortization expense to be approximately (in thousands):

2018	$4,261
2019	3,327
2020	3,053
2021	3,053
2022	3,053
Thereafter	5,443
$22,190

Note 8—Concentration of Credit Risk

Financial instruments that subject the Company to concentration of credit risk are cash and cash equivalents and accounts receivable. Cash equivalents consist principally of short-term money market funds. These instruments are short-term in nature and bear minimal risk. On September 18, 2017, Toys "R" Us, Inc. filed for relief under Chapter 11 of the Bankruptcy Code. Accordingly, as of December 31, 2017, the Company has reserved $8.9 million of the Toys "R" Us pre-petition bankruptcy receivables (see Note 3).

The Company performs ongoing credit evaluations of its customers’ financial conditions, but does not require collateral to support domestic customer accounts receivable. Most goods shipped FOB Hong Kong or China are secured with irrevocable letters of credit.

Note 9—Accrued Expenses

Accrued expenses consist of the following (in thousands):

	2016	2017
Royalties	$13,805	$17,854
Inventory liabilities	5,425	5,943
Salaries and employee benefits	3,243	4,064
Unearned revenue	779	3,924
Bonuses	1,500	1,914
Goods in transit	3,441	1,669
Interest expense	2,520	1,398
Professional fees	3,696	1,376
Sales commissions	816	663
Other	3,420	3,340
	$38,645	$42,145

In addition to royalties currently payable on the sale of licensed products during the quarter, the Company records a liability as accrued royalties for the estimated shortfall in achieving minimum royalty guarantees pursuant to certain license agreements (Note 16).

Note 10—Related Party Transactions

A director of the Company is a partner in a law firm that acts as counsel to the Company. The Company incurred legal fees and expenses to the law firm in the amount of approximately $3.1 million in 2015, $3.2 million in 2016 and $2.2 million in 2017. As of December 31, 2016 and 2017, legal fees and reimbursable expenses of $1.6 million and $0.5 million, respectively, were payable to this law firm.

The owner of NantWorks, the Company’s DreamPlay Toys joint venture partner, beneficially owns 8.9% of the Company’s outstanding common stock. Pursuant to the joint venture agreements, the Company is obligated to pay NantWorks a preferred return on joint venture sales.

For the years ended December 31, 2015, 2016 and 2017, preferred returns of $0.7 million, nil and nil, respectively, were earned and payable to NantWorks. Pursuant to the amended Toy Services Agreement, NantWorks is entitled to receive a renewal fee in the amount $1.2 million payable in installments of $0.8 million paid on the effective date of the renewal in 2015 and $0.2 million on or before each of August 1, 2016 and 2017. As of December 31, 2016 and 2017, the Company has a receivable from NantWorks in the amount of $0.6 million and nil, respectively. In addition, the Company previously leased office space from NantWorks. Rent expense, including common area maintenance and parking, for the years ended December 31, 2015, 2016 and 2017 was $0.1 million, nil and nil, respectively.

In November 2014, the Company entered into a joint venture with Meisheng Cultural & Creative Corp., Ltd., for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the income (loss) from the joint venture for the year 2016 and 2017 was $6,000 and 57,000, respectively.

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited, a Hong Kong-based subsidiary of Meisheng (“HK Meisheng”), for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and HK Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng will oversee through the Company’s existing distribution joint venture. The non-controlling interest’s share of the loss from the joint venture for year ended December 31, 2017 was nil. As of April 27, 2017, Hong Kong Meisheng Cultural Company Limited beneficially owns more than 10% of the Company’s outstanding common stock.

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

A director of the Company is a portfolio manager at Oasis Management. In August 2017, the Company agreed with Oasis Management and Oasis Investments II Master Fund Ltd., the holder of approximately $21.5 million face amount of its 4.25% convertible senior notes due in 2018, to exchange and extend the maturity date of these notes to November 1, 2020. The transaction closed on November 7, 2017 (see Note 12).
Note 11—Credit Facility

In March 2014, the Company and its domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (“GECC”). The loan agreement, as amended and subsequently assigned to Wells Fargo Bank, N.A. pursuant to its acquisition of GECC, provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain accounts receivable and inventory (the “WF Loan Agreement”). The amounts outstanding under the credit facility are payable in full upon maturity of the facility on March 27, 2019, and the credit facility is secured by a security interest in favor of the lender covering a substantial amount of the assets of the Company. As of December 31, 2016, the amount of outstanding borrowings was $10.0 million and outstanding stand-by letters of credit totaled $28.2 million; the total excess borrowing capacity was $12.1 million. As of December 31, 2017, the amount of outstanding borrowings was $5.0 million and outstanding stand-by letters of credit totaled $20.0 million; the total excess borrowing capacity was $14.1 million.

The Company’s ability to borrow under the WF Loan Agreement is also subject to its ongoing compliance with certain financial covenants, including the maintenance by the Company of a fixed charge coverage ratio of at least 1.25:1.0 based on the trailing four fiscal quarters in the event minimum excess availability under the facility is not achieved. As of December 31, 2016 and 2017, the Company was in compliance with the financial covenants under the WF Loan Agreement.

The Company may borrow funds at LIBOR or at a base rate, plus applicable margins of 225 basis point spread over LIBOR and 125 basis point spread on base rate loans. In addition to standard fees, the facility has an unused credit line fee, which ranges from 25 to 50 basis points. As of December 31, 2016 and 2017, the weighted average interest rate on the credit facility was approximately 2.45% and 3.79%, respectively.

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

Note 12—Convertible Senior Notes

Convertible senior notes consist of the following (in thousands):

	December 31, 2016			December 31, 2017
	Principal/	Debt		Principal/	Debt
	Fair Value	Issuance	Net	Fair Value	Issuance	Net
	Amount	Costs	Amount	Amount	Costs	Amount
3.25% convertible senior notes (due 2020) *	$ ―	$ ―	$ ―	$22,469	$ ―	$22,469
4.25% convertible senior notes (due 2018)	93,865	1,098	92,767	21,178	103	21,075
4.875% convertible senior notes (due 2020)	113,000	2,760	110,240	113,000	1,972	111,028
Total convertible senior notes, net of debt issuance costs	$206,865	$3,858	$203,007	$156,647	$2,075	$154,572
             * The amount presented for the 3.25% 2020 convertible senior notes within the table represents the fair value as of December 31, 2017. The principal amount of these notes is $21.5 million.

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

In August 2017, the Company agreed with Oasis Management and Oasis Investments II Master Fund Ltd., the holder of approximately $21.5 million face amount of its 4.25% Convertible Senior Notes due in 2018, to extend the maturity date of these notes to November 1, 2020. In addition, the interest rate was reduced to 3.25% per annum and the conversion rate was increased to 328.0302 shares of the Company’s common stock per $1,000 principal amount of notes, among other things. After execution of a definitive agreement for the modification and final approval by the other members of the Company’s Board of Directors and Oasis’ Investment Committee the transaction closed on November 7, 2017. In connection with this transaction, the Company recognized a loss on extinguishment of the debt of approximately $0.6 million. Further, the Company elected to measure and present the new debt held by Oasis at fair value using Level 3 inputs (see Note 2) and as a result, recognized a loss of $0.3 million related to changes in the fair value of the 3.25% 2020 Notes. At December 31, 2017, the 3.25% 2020 Notes had a fair value of $22.5 million.

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

Key components of the 4.25% convertible senior notes due 2018 consist of the following (in thousands):

	Years Ended December 31,
	2015	2016	2017
Contractual interest expense on the coupon	$4,250	$4,191	$2,184
Amortization of debt discount and debt issuance costs recognized as interest expense	836	1,172	844
	$5,086	$5,363	$3,028

Key components of the 3.25% convertible senior notes due 2020 consist of the following (in thousands):

	Years Ended December 31,
	2015		2016		2017
Contractual interest expense	$	―	$	―	$103
Amortization of debt issuance costs recognized as interest expense		―		―	―
	$	―	$	―	$103

Key components of the 4.875% convertible senior notes due 2020 consist of the following (in thousands):

	Years Ended December 31,
	2015	2016	2017
Contractual interest expense	$5,606	$5,508	$5,509
Amortization of debt issuance costs recognized as interest expense	811	804	789
	$6,417	$6,312	$6,298

Note 13—Income Taxes

The Company does not file a consolidated return with its foreign subsidiaries. The Company files federal and state returns and its foreign subsidiaries file returns in their respective jurisdiction.

For the years ended 2015, 2016 and 2017, the provision for income taxes, which included federal, state and foreign income taxes, was an expense of $3.4 million, $4.1 million, and $1.6 million reflecting effective tax provision rates of 12.9%, 76.8%, and (2.0%) respectively.

For the years ended 2015 and 2016, provision for income taxes includes federal, state and foreign income taxes at effective tax rates of 12.9% and 76.8%. Exclusive of discrete items, the effective tax provision rate would be 9.5% in 2015 and 79.2% in 2016. The increase in the effective rate absent discrete items was primarily due to the foreign deemed dividend. The rate exclusive of discrete items can be materially impacted by the proportion of Hong Kong earnings to consolidated earnings.

The 2017 tax expense of $1.6 million included a discrete tax benefit of $0.1 million primarily comprised of the US federal transition tax, return to provision and uncertain tax position adjustments. Absent these discrete tax expenses, the Company’s effective tax rate for 2017 was (2.8%), primarily due to various state taxes and taxes on foreign income.

For years ended 2016 and 2017, the Company had net deferred tax liabilities of approximately $2.0 million and $0.8 million, respectively, primarily related to foreign jurisdictions.

Provision for income taxes reflected in the accompanying consolidated statements of operations are comprised of the following (in thousands):

	2015	2016	2017
Federal	$—	$1,549	$550
State and local	708	652	51
Foreign	3,044	1,637	2,256
Total Current	3,752	3,838	2,857
APIC	—	548	—
Deferred	(329)	(259)	(1,251)
Total	$3,423	$4,127	$1,606

The components of deferred tax assets/(liabilities) are as follows (in thousands):

	2016	2017
Net deferred tax assets/(liabilities):
Reserve for sales allowances and possible losses	$801	$611
Accrued expenses	1,739	1,375
Prepaid royalties	16,806	13,631
Accrued royalties	2,638	1,864
Inventory	3,506	6,146
State income taxes	98	26
Property and equipment	4,997	4,257
Original issue discount interest	(6,945)	(2,131)
Goodwill and intangibles	29,378	15,782
Share based compensation	1,607	578
Undistributed foreign earnings	(48,731)	(2,524)
Federal and state net operating loss carryforwards	22,755	14,091
Credit carryforwards	21,097	35,195
Other	(2,495)	22
Gross	47,251	88,923
Valuation allowance	(49,285)	(89,706)
Total net deferred tax liabilities	$(2,034)	$(783)

The U.S. Tax Cuts and Jobs Act (the Act) was signed into law on December 22, 2017 and introduces significant changes to the Internal Revenue Code. Effective for tax years beginning after December 31, 2017, the Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and related-party payments, which are referred to as the global intangible low-taxed income and the base erosion and anti-abuse tax, respectively. In addition, the Act includes a one-time transition tax as of December 31, 2017 on accumulated foreign subsidiary earnings that were previously tax deferred.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Act, the SEC issued guidance on December 22, 2017 to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with this guidance, we have made reasonable estimates below of the effects of the Act and recorded provisional amounts in our financial statements as of December 31, 2017. For the items for which we determined a reasonable estimate, we recognized a provisional amount of $34.3 million, which is included as a component of income tax expense from continuing operations and partially reduced by fully-valued tax attribute carryforwards. As we collect and prepare necessary data, and interpret the Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Act will be completed in 2018.

Provisional amounts for the following income tax effects of the Tax Act have been recorded as of December 31, 2017 and are subject to change during 2018.

The Act requires the Company to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. Given that the transition tax analysis requires significant data from our foreign subsidiaries that is not regularly collected or analyzed, we recorded a provisional amount for the one-time transitional tax liability for our foreign subsidiaries of approximately $35.1 million, which does not entirely impact income tax expense for 2017 since the Company has reflected the transition tax liability as a partial reduction to existing fully-valued tax attribute carryforwards. Additional work is necessary for a more detailed analysis of the Company’s deferred tax assets and liabilities and its historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to the amount will be recorded in the quarter of 2018 when the analysis is complete, but is not anticipated to significantly impact tax expense due to the existence of the aforementioned fully-valued tax attribute carryforwards.

The Act reduces the U.S. statutory tax rate from 35% to 21% for tax years after December 31, 2017. Accordingly, we have re-measured our deferred taxes as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized. The provisional amount related to the re-measurement was which was fully offset by a concurrent change in the valuation allowance, resulting in no tax expense impact. Although the tax rate reduction is known, we have not collected the necessary data to complete our analysis of the effect of the Act on the underlying deferred taxes and as such, the amounts recorded as of December 31, 2017 are provisional. The Act repeals the Alternative Minimum Tax (AMT) for tax years beginning after 2017. However, AMT credits are fully refundable by tax years beginning after 2021. We have $0.8 million of deferred tax assets related to the AMT credit carryforwards. Given that these credits are now fully realizable, we have released the corresponding valuation allowance against these deferred tax assets and recognized the income tax benefit. We will continue to classify AMT credits along with our other deferred tax assets.

The Act includes new anti-deferral, anti-base erosion, and base broadening provisions. Given the complexity of these provisions, we are still evaluating the effects and impact of these provisions.

Provision for income taxes varies from the U.S. federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates:

	2015	2016	2017
Federal income tax expense	35.0%	35.0%	35.0%
State income tax expense, net of federal tax effect	1.0	(3.6)	5.0
Effect of differences in U.S. and foreign statutory rates	(9.4)	(53.7)	1.9
Uncertain tax positions	0.3	3.4	―
Earn-out adjustments	(7.4)	―	―
Provision to return	12.2	4.5	(0.7)
Non-deductible expenses	1.1	8.9	(48.0)
Other	0.5	0.6	(0.2)
Foreign deemed dividend	1.7	262.2	―
Foreign tax credit	(0.5)	(126.1)	20.3
Undistributed foreign earnings	―	906.5	57.3
Effect of change in federal statutory rate	―	―	(23.0)
Valuation allowance	(21.6)	(960.9)	(49.6)
	12.9%	76.8%	(2.0)%

Deferred taxes result from temporary differences between tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. The temporary differences result from costs required to be capitalized for tax purposes by the U.S. Internal Revenue Code (“IRC”), and certain items accrued for financial reporting purposes in the year incurred but not deductible for tax purposes until paid. The Company has established a valuation allowance on net deferred tax assets in the United States since, in the opinion of management, it is not more likely than not that the U.S. net deferred tax assets will be realized.

The components of income (loss) before provision for income taxes are as follows (in thousands):

	2015	2016	2017
Domestic	$11,692	$(7,760)	$(85,288)
Foreign	14,901	13,136	3,866
	$26,593	$5,376	$(81,422)

The Company uses a recognition threshold and measurement process for recording in the consolidated financial statements uncertain tax positions (“UTP”) taken or expected to be taken in a tax return.

$1.1 million of the liability for UTP related to state taxes and audit examination in Hong Kong was de-recognized in 2017. Additionally, approximately $66,300 of UTP related to state taxes was recognized in 2017. During 2016, approximately $49,700 of additional UTP was recognized.

Current interest on uncertain income tax liabilities is recognized as interest expense and penalties are recognized in selling, general and administrative expenses in the consolidated statement of operations. During 2015, the Company did not recognize any current year interest expense relating to UTPs. During 2016, the Company recognized $67,900 of current interest expense relating to UTPs. During 2017, the Company did not recognize any current year interest expense relating to UTPs.

The following table provides further information of UTPs that would affect the effective tax rate, if recognized, as of December 31, 2017 (in millions):

Balance, January 1, 2015	$2.5
Current year additions	1.8
Current year reduction due to lapse of applicable statute of limitations	(2.1)
Balance, December 31, 2015	2.2
Current year additions	0.1
Current year reduction due to lapse of applicable statute of limitations	—
Balance, December 31, 2016	2.3
Current year additions	0.1
Current year reduction due to audit settlement	(1.1)
Balance, December 31, 2017	$1.3

We do not expect our gross unrecognized tax benefits to significantly change within the next 12 months.

Tax years 2014 through 2016 remain subject to examination in the United States. The tax years 2013 through 2016 are generally still subject to examination in the various states. The tax years 2011 through 2016 are still subject to examination in Hong Kong. In the normal course of business, the Company is audited by federal, state and foreign tax authorities. The U.S. Internal Revenue Service is currently examining the 2015 tax year.

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

Based on our evaluation of all positive and negative evidence, as of December 31, 2017, a valuation allowance of $89.7 million has been recorded against the deferred tax assets that more likely than not will not be realized. For the year ended December 31, 2017, the valuation allowance increased by $40.4 million from $49.3 million at December 31, 2016 to $89.7 million at December 31, 2017. The net deferred tax liabilities of $2.0 million in 2016 represent the net deferred tax liabilities in the foreign jurisdiction, where the Company is in a cumulative income position. The net deferred tax liabilities of $0.8 million in 2017 represent the net deferred tax liabilities in the foreign jurisdiction, where the Company is in a cumulative income position, partially offset by the U.S. deferred tax assets related to the AMT credit carryforwards.

At December 31, 2017, the Company had no remaining U.S. federal net operating loss carryforwards, or "NOLs", as they were fully utilized in 2017. At December 31, 2017, the Company's state NOLs were mainly from California. The majority of the approximately $164.4 million of California NOLs will begin to expire in 2031. At December 31, 2017, the Company had foreign tax credit carryforwards of approximately $34.1 million, which will begin to expire in 2022. At December 31, 2017, the Company had federal research and development tax credit carryforwards ("credit carryforwards") of approximately $0.2 million, which will begin to expire in 2029. At December 31, 2017, the Company had state research and development tax credits of approximately $0.1 million, which carry forward indefinitely. At December 31, 2017, the Company had AMT credit carryforwards of approximately $0.8 million, which carry forward indefinitely. Utilization of certain NOLs and research credit carryforwards may be subject to an annual limitation due to ownership change limitations set forth in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and comparable state income tax laws. Any future annual limitation may result in the expiration of NOLs and credit carryforwards before utilization.

 During the first quarter of 2017, the Company adopted ASU 2016-09, “Improvement to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payments, including treatment of excess tax benefits and forfeitures, as well as consideration of minimum statutory tax withholding requirements. This accounting standard did not have a material effect on the Company’s income tax provision in 2017.

Note 14—Leases

The Company leases office, warehouse and showroom facilities and certain equipment under operating leases. Rent expense for the years ended December 31, 2015, 2016 and 2017 totaled $11.5 million, $12.3 million and $12.2 million, respectively. Following is a schedule of minimum annual lease payments (in thousands).

2018	$13,403
2019	11,782
2020	9,614
2021	9,405
2022	9,479
Thereafter	7,121
$60,804

Note 15—Common Stock, Preferred Stock and Warrants

The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. On December 31, 2016 shares issued and outstanding were 19,376,773, and on December 31, 2017, shares issued and outstanding were 26,957,354.

All issuances of common stock, including those issued pursuant to stock option and warrant exercises, restricted stock grants and acquisitions, are issued from the Company’s authorized but not issued and outstanding shares.

In June 2014, the Company effectively repurchased 3,112,840 shares of its common stock at an average cost of $7.71 per share for an aggregate amount of $24.0 million pursuant to a prepaid forward share repurchase agreement entered into with Merrill Lynch International (“ML”). These repurchased shares are treated as retired for basic and diluted EPS purposes although they remain legally outstanding. The Company reflects the aggregate purchase price as a reduction to stockholders’ equity classified as Treasury Stock. No shares have been delivered to the Company by ML as of December 31, 2017.

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

In October 2016, the Company issued an aggregate of 2,463 shares of restricted stock at a nominal value to a non-employee director, which vested in January 2017.

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

No dividend was declared or paid in 2016 and 2017.

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

Future annual minimum royalty guarantees as of December 31, 2017 are as follows (in thousands):

2018	$40,725
2019	14,494
2020	1,914
$57,133

The Company has entered into employment and consulting agreements with certain executives expiring through December 31, 2020. The aggregate future annual minimum guaranteed amounts due under those agreements as of December 31, 2017 are as follows (in thousands):

2018	$8,936
2019	8,027
2020	2,285
$19,248

Note 17—Share-Based Payments

Under its 2002 Stock Award and Incentive Plan (“the Plan”), which incorporated its Third Amended and Restated 1995 Stock Option Plan, the Company has reserved shares of its common stock for issuance upon the exercise of options granted under the Plan, as well as for the awarding of other securities. Under the Plan, employees (including officers), non-employee directors and independent consultants may be granted options to purchase shares of common stock and other securities (Note 15). The vesting of these options and other securities may vary, but typically vest on a step-up basis over a maximum period of 4 years. Restricted shares typically vest in the same manner, with the exception of certain awards vesting over one to two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service period. As of December 31, 2017, 3,539,848 shares were available for future grant. Additional shares may become available to the extent that options or shares of restricted stock presently outstanding under the Plan terminate or expire.

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

During 2017, the Company issued a total of 981,208 shares of restricted stock. A total of 107,421 shares were granted to its non-employee directors. The Company cancelled 9,229 shares of restricted stock due to various non-executive employees departing from the Company prior to shares vesting completely. Also during 2017, certain employees, including an executive officer, surrendered an aggregate of 29,689 shares of restricted stock for $79,000 to cover income taxes due on the vesting of restricted shares. As of December 31, 2017, 981,208 shares of the restricted stock remained unvested, representing a weighted average grant date fair value of $5.1 million.

The following table summarizes the restricted stock award activity, annually, for the years ended December 31, 2015, 2016 and 2017:

	Restricted and Performance Based Stock Awards (RSA)
	Number of Shares	Weighted Average Fair Value

Outstanding, January 1, 2015	568,057	$6.54
Awarded	734,823	6.81
Released	(227,616)	6.60
Forfeited	(663,855)	6.77
Outstanding, December 31, 2015	411,409	6.61
Awarded	648,351	7.00
Released	(255,307)	6.68
Forfeited	(608,000)	6.88
Outstanding, December 31, 2016	196,453	7.01
Awarded	981,208	5.15
Released	(187,224)	7.05
Forfeited	(9,229)	6.32
Outstanding, December 31, 2017	981,208	5.15

Restricted Stock Units

Under the Plan, share-based compensation payments may include the issuance of Restricted Stock Units (RSUs) to non-executive employees, which occurs approximately once per year and are subject to vesting conditions. RSUs are valued at the market price of the shares underlying the award on the date of grant. The compensation expense for RSUs is recognized ratably over the service period of the award, which is generally 4 years from the date of grant.

During 2017, the Company issued a total of 1,001,206 RSUs; of which 458,637 RSUs had performance based vesting measures. The Company cancelled 42,014 RSUs due to various non-executive employees departing from the Company prior to shares vesting completely. As of December 31, 2017, 959,192 RSUs remained unvested, representing a weighted average grant date fair value of $4.9 million.

The following table summarizes the RSU award activity, annually for the year ended December 31, 2017:

	Restricted and Performance Based Stock Units (RSUs)
	Number of Shares	Weighted Average Fair Value

Outstanding, December 31, 2016	-	$-
Awarded	1,001,206	5.15
Released	-	-
Forfeited	(42,014)	5.15
Outstanding, December 31, 2017	959,192	5.15

As of December 31, 2017, there was $4.3 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 2.55 years.

Compensation expense for performance-awards is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management expectations regarding the releavant performance crieria.

The following table summarizes the total share-based compensation expense and related tax benefits recognized (in thousands):

	Year Ended December 31,
	2015	2016	2017

Restricted stock compensation expense	$1,562	$1,621	$3,112

Stock Options

There has been no stock option activity since December 31, 2015.

Non-Employee Stock Warrants

In 2012, the Company granted 1,500,000 stock warrants with an exercise price of $16.28 per share and a five year term to a third party as partial consideration for the exclusive right to use certain recognition technology in connection with the Company’s toy products. All warrants vested upon grant and expired unexercised on September 12, 2017.

The Company measured the fair value of the warrants granted on the measurement date. The fair value of the 2012 stock warrant was capitalized as an intangible asset and had been amortized to expense in the consolidated statements of operations as the related product net sales were recognized.

Note 18—Employee Benefits Plan

The Company sponsors for its U.S. employees, a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Plan provides that employees may defer up to 50% of their annual compensation subject to annual dollar limitations, and that the Company will make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation. Company matching contributions, which vest immediately, totaled $2.2 million, $2.5 million and $2.3 million for the years ended December 31, 2015, 2016 and 2017, respectively.

Note 19—Supplemental Information to Consolidated Statements of Cash Flows

In 2015, certain employees – including an executive officer, surrendered an aggregate of 52,024 shares of restricted stock at a value of $0.4 million to cover their income taxes due on the 2015 vesting of the restricted shares granted them in 2014 and prior. Additionally, the Company recognized a nominal excess tax benefit from the vesting of restricted stock.

In 2016, certain employees – including an executive officer, surrendered an aggregate of 50,719 shares of restricted stock at a value of $1.5 million to cover their income taxes due on the 2016 vesting of the restricted shares granted them in 2015 and prior. Additionally, the Company recognized a $0.5 million excess tax benefit from the vesting of restricted stock.

In 2017, certain employees – including an executive officer, surrendered an aggregate of 29,689 shares of restricted stock at a value of less than $0.1 million to cover their income taxes due on the 2017 vesting of the restricted shares granted to them in 2011 and 2013. Additionally, the Company recognized nil excess tax deficiency from the vesting of restricted stock.

In 2017, the Company issued approximately 3.0 million shares of its common stock with a value of $15.5 million to extinguish a portion of the 2018 convertible senior notes (see Note 12).

Note 20—Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for the years 2016 and 2017 are summarized below. The Company has derived this data from the unaudited consolidated interim financial statements that, in the Company's opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

	2016				2017
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Net sales	$95,809	$140,977	$302,791	$167,026	$94,505	$119,565	$262,413	$136,628
Gross profit	$31,183	$44,800	$94,933	$52,105	$30,021	$33,719	$61,781	$30,160
Income (loss) from operations	$(13,816)	$(1,100)	$34,413	$(2,391)	$(15,724)	$(14,108)	$(7,746)	$(26,580)
Income (loss) before provision (benefit) for income taxes	$(16,951)	$(3,441)	$31,612	$(5,844)	$(18,629)	$(16,371)	$(16,651)	$(29,771)
Net income (loss)	$(17,383)	$(4,145)	$30,529	$(7,752)	$(18,825)	$(16,687)	$(17,569)	$(30,487)
Basic earnings (loss) per share	$(1.01)	$(0.27)	$1.91	$(0.47)	$(1.01)	$(.77)	$(.77)	$(1.33)
Weighted average shares outstanding	17,218	16,402	16,044	16,098	18,104	21,616	22,772	22,799
Diluted earnings (loss) per share	$(1.01)	$(0.27)	$0.82	$(0.47)	$(1.01)	$(.77)	$(.77)	$(1.33)
Weighted average shares and equivalents outstanding	17,218	16,402	39,504	16,098	18,104	21,616	22,772	22,799

Quarterly and year-to-date computations of income (loss) per share amounts are made independently. Therefore, the sum of the per-share amounts for the quarters may not agree with the per share amounts for the year.

Note 21 – Litigation

The Company is a party to, and certain of its property is the subject of, various pending claims and legal proceedings that routinely arise in the ordinary course of its business, but the Company does not believe that any of these claims or proceedings will have a material effect on its business, financial condition or results of operations.

Note 22 – Subsequent Events

On March 15, 2018, Toys “R” Us filed a motion to conduct an orderly wind down of its operations in the U.S. and commence store closing sales at all 735 US stores. The total worldwide pre and post-petition gross accounts receivable balance as of March 15, 2018 is $22.8 million (unaudited) and $13.1 million (unaudited), respectively. The Company has filed a claim with its insurance carrier of $13.9 million, net of the deductible, resulting in a net receivable from Toys “R” Us of $22.0 million (unaudited). The reserve with respect to such receivable balance at March 15, 2018 is $8.9 million (unaudited), resulting in a net exposure of $13.1 million (unaudited). Due to the evolving nature of this matter, it is too early to assess the impact on the collectability of this receivable and on the Company’s future operations.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2015, 2016 and 2017

 Allowances are deducted from the assets to which they apply, except for sales returns and allowances.

	Balance at	Charged to		Balance
	Beginning	Costs and		at End
	of Period	Expenses	Deductions	of Period
	(In thousands)
Year ended December 31, 2015:
Allowance for:
Uncollectible accounts	$3,264	$(143)	$(407)	$2,714
Reserve for potential product obsolescence	7,877	1,511	(1,337)	8,051
Reserve for sales returns and allowances	24,477	42,507	(49,717)	17,267
	$35,618	$43,875	$(51,461)	$28,032
Year ended December 31, 2016:
Allowance for:
Uncollectible accounts	$2,714	$303	$(153)	$2,864
Reserve for potential product obsolescence	8,051	(161)	(273)	7,617
Reserve for sales returns and allowances	17,267	50,582	(51,425)	16,424
	$28,032	$50,724	$(51,851)	$26,905
Year ended December 31, 2017:
Allowance for:
Uncollectible accounts	$2,864	$11,803	$(3,727)	$10,940
Reserve for potential product obsolescence	7,617	7,593	(764)	14,446
Reserve for sales returns and allowances	16,424	42,654	(41,456)	17,622
	$26,905	$62,050	$(45,947)	$43,008

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report, have concluded that as of December 31, 2017, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in the reports we file or submit with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control — Integrated Framework (2013) . We believe that, as of December 31, 2017, our internal control over financial reporting was effective based upon those criteria.

Our independent registered public accounting firm has issued a report on our internal control over financial reporting. This report appears below.

Report of the Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
JAKKS Pacific, Inc.
Santa Monica, California

Opinion on Internal Control over Financial Reporting

We have audited JAKKS Pacific, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in  Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule and our report dated March 16, 2018 expressed an unqualified opinion thereon.

Basis of Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/S/ BDO USA, LLP
Los Angeles, California
March 16, 2018

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

  Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Positions with the Company

Stephen G. Berman	53	Chief Executive Officer, President, Secretary and Director
Joel M. Bennett	56	Executive Vice President and Chief Financial Officer
John J. McGrath	52	Chief Operating Officer
Michael S. Sitrick	70	Director
Murray L. Skala	71	Director
Alexander Shoghi	36	Director
Rex H. Poulsen	66	Director
Michael J. Gross	42	Director
Zhao Xiaoqiang	50	Director

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

Michael S. Sitrick has been a director since December 19, 2014. Since November 2009, Mr. Sitrick is the chairman and chief executive officer of Sitrick Brinko LLC, a subsidiary of Resources Connection, Inc. (NASDAQ: RECN)., and the successor to Sitrick And Company, which he founded in 1989 and was its founder, chairman and chief executive officer until he sold it to Resources Connection, Inc. in 2009, which is a public relations, strategic communications and crisis management company providing advice and counseling to some of the country’s largest corporations, non-profits and governmental agencies, in many areas including mergers and acquisitions, litigation support, corporate positioning and repositioning, developing and implementing strategies to deal with short sellers, executive transitions and government investigations. Prior thereto he was an executive and Senior Vice President – Communications for Wickes Companies, Inc. (from 1981to1989), head of Communications and Government Affairs for National Can Corporation (from 1974 to 1981) and Group Supervisor at Selz, Seabolt and Associates before that. Prior thereto Mr. Sitrick was Assistant Director of Public Information in the Richard J. Daley administration in Chicago and worked as a reporter. Mr. Sitrick is a published author, frequent lecturer, a former board member at two public companies (both of which were sold) and a current and former board member of several charitable organizations. He holds a B.S. degree in Business Administration and a major in Journalism from the University of Maryland, College Park.

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

Zhao Xiaoqiang has been a director since April 27, 2017. Since 2002 Mr. Zhao Xiaoqiang has been the Chairman of Meisheng Holding Co., a private holding company, selling cultural products and since 2007 he has been the Chairman of Meisheng Culture & Creative Corp. Ltd. a public company listed on the Shenzen Stock Exchange in 2012, with 23 subsidiaries which business includes manufacturing, animation, games, movies, online video, stage performance art, e-commerce and overseas investments. Mr. Zhao Xiaoqiang is also a director of two of the Company’s subsidiaries, JAKKS Meisheng Animation (H.K.) Limited and JAKKS Meisheng Trading (Shanghai) Limited. Mr. Zhao Xiaoqiang received an EMBA from Zhejiang University in 2010.

A majority of our directors are “independent,” as defined under the rules of the Nasdaq Stock Market. Such independent directors are currently Messrs. Sitrick, Poulsen, Shoghi, Gross and Xiaoqiang. Our directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Our officers are elected annually by our Board of Directors and serve at its discretion. None of our current independent directors have served as such for more than the past five years. Our current independent directors were selected for their experience as businessmen (Sitrick, Gross and Xiaoqiang) or financial expertise (Poulsen and Gross) or financial management expertise (Shoghi). We believe that our board is best served by benefiting from this blend of business and financial expertise and experience. Our remaining directors consist of our chief executive officer (Berman) who brings management’s perspective to the board’s deliberations and, our longest serving director (Skala), who, as an attorney with many years of experience advising businesses, is able to provide guidance to the board from a legal perspective.

Committees of the Board of Directors

We have an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The Capital Allocation Committee was established as a standing committee in February 2016.

Audit Committee. In addition to risk management functions, the primary functions of the Audit Committee are to select or to recommend to our Board the selection of outside auditors; to monitor our relationships with our outside auditors and their interaction with our management in order to ensure their independence and objectivity; to review, and to assess the scope and quality of, our outside auditor’s services, including the audit of our annual financial statements; to review our financial management and accounting procedures; to review our financial statements with our management and outside auditors; and to review the adequacy of our system of internal accounting controls. Messrs. Poulsen (chairman), Gross and Shoghi are the current members of the Audit Committee and are each “independent” (as that term is defined in NASD Rule 4200(a)(14)), and are each able to read and understand fundamental financial statements. Mr. Poulsen, our audit committee financial expert, is the Chairman of the Audit Committee and possesses the financial expertise required under Rule 401(h) of Regulation S-K of the Act and NASD Rule 4350(d)(2). He is further “independent”, as that term is defined under Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. We will, in the future, continue to have (i) an Audit Committee of at least three members comprised solely of independent directors, each of whom will be able to read and understand fundamental financial statements (or will become able to do so within a reasonable period of time after his or her appointment); and (ii) at least one member of the Audit Committee that will possess the financial expertise required under NASD Rule 4350(d)(2). Our Board has adopted a written charter for the Audit Committee and the Audit Committee reviews and reassesses the adequacy of that charter on an annual basis. The full text of the charter is available on our website at www.jakks.com.

Compensation Committee. In addition to risk oversight functions, the functions of the Compensation Committee are to make recommendations to the Board regarding compensation of management employees and to administer plans and programs relating to employee benefits, incentives, compensation and awards under our 2002 Stock Award and Incentive Plan (the “2002 Plan”). Messrs. Sitrick (Chairman), Gross and Poulsen are the current members of the Compensation Committee. The Board has determined that each of them is “independent,” as defined under the applicable rules of the Nasdaq Stock Market. A copy of the Compensation Committee’s Charter is available on our website at www.jakks.com. Executive officers that are members of our Board make recommendations to the Compensation Committee with respect to the compensation of other executive officers that are not on the Board. Except as otherwise prohibited, the Committee may delegate its responsibilities to subcommittees or individuals. The Compensation Committee has the authority, in its sole discretion, to retain or obtain advice from a compensation consultant, legal counsel or other advisor and is directly responsible for the appointment, compensation and oversight of such persons. The Company provides the appropriate funding to such persons as determined by the Compensation Committee. The Compensation Committee conducts an independence assessment of its outside advisors using the six factors contained in Exchange Act Rule 10C-1. The Compensation Committee receives legal advice from our outside general counsel and for 2015 retained Lipis Consulting, Inc. (“LCI”), a compensation consulting firm, which provides advice directly to the Compensation Committee. The Compensation Committee retained Willis Towers Watson (“WTW”), a compensation consulting firm, to advise it in 2016 and 2017. WTW provides advice directly to the Compensation Committee.

The Compensation Committee also annually reviews the overall compensation of our executive officers for the purpose of determining whether discretionary bonuses should be granted. In 2015, LCI presented a report to the Compensation Committee comparing our performance, size and executive compensation levels to those of peer group companies. LCI also reviewed with the Compensation Committee the base salaries, annual bonuses, total cash compensation, long-term compensation and total compensation of our senior executive officers relative to those companies. The performance comparison presented to the Compensation Committee each year includes a comparison of our total shareholder return, earnings per share growth, sales, net income (and one-year growth of both measures) to the peer group companies. The Compensation Committee reviews this information along with details about the components of each executive officer’s compensation. LCI also provided guidance to the Compensation Committee with respect to the extension of Messrs. McGrath’s and Bennett’s employment agreements (see “- Employment Agreements and Termination of Employment Arrangements”). The Compensation Committee consulted with Frederick W. Cook & Co., Inc. (“FWC"), a compensation consulting firm, in 2012 with respect to determination of a portion of Mr. Berman’s bonus criteria for 2012, and in 2013 with respect to determination of a portion of his bonus criteria for 2013, and in 2014 with respect to the determination of a portion of his bonus criteria for 2014. The Compensation Committee also consulted with FWC in 2013 with respect to a portion of Mr. McGrath’s bonus criteria for 2013 and in 2014 with respect to a portion of his bonus criteria for 2014. The Compensation Committee consulted with LCI with respect to establishing the bonus criteria for Messrs. Berman and McGrath for 2015. The Compensation Committee consulted with WTW with respect to the amendments to the employment agreements for Messrs. Berman and McGrath in 2016.

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

Capital Allocation Committee. In addition to assisting the Board and management in reviewing the Company’s capital structure and material capital allocation decisions, the Board established the Capital Allocation Committee to assist the Board and management in reviewing strategic investments, and acquisitions and dispositions and other opportunities for maximizing shareholder value. In furtherance of such purposes, the Committee’s responsibilities include review of the Company’s financial strategies, including debt and equity issuances, repurchases of debt and bank credit facilities. The Capital Allocation Committee is also responsible to consider and, if implemented, review the Corporation's dividend and share repurchase policies and programs and other strategies to return capital to stockholders. The Board is in the process of appointing members of this committee. The Board will ensure that each of them will be “independent “ as defined under the applicable rules of the NASDAQ stock market. A copy of the Capital Allocation Committee's charter is available on our website at www.jakks.com. The Committee does not have any authority or responsibility with respect to matters delegated by the Board to the Corporation's Audit, Compensation or Nominating and Governance Committees. The Committee has the authority, in its discretion, to retain independent consultants, counsel and other advisors, and the Company pays for the expenses of retaining such persons as determined by the Capital Allocation Committee. The Capital Allocation Committee reviewed with management and the Board and financial advisors to the Board regarding the Company’s share and convertible debt repurchases.

Executive Officers

Our executive officers are elected by our Board of Directors and serve pursuant to the terms of their respective employment agreements. One of our executive officers, Stephen G. Berman, is also a director of the Company. See above for biographical information about this officer. The other current executive officers are Joel M. Bennett, our Executive Vice President and Chief Financial Officer and John (Jack) McGrath, our Executive Vice President and Chief Operating Officer.

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

On December 27, 2017, we entered into a letter agreement with our Chief Financial Officer, Joel M. Bennett, which provides for Mr. Bennett’s stepping down from his position. In order to arrange for a smooth transition, Mr. Bennett will continue as our Chief Financial Officer  through March 2018.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during 2017 and Forms 5 and amendments thereto furnished to us with respect to 2017, one of our directors filed a Form 3 and a Form 4 late but all other Forms 3, 4 and 5 required to be filed during 2017 by our directors and executive officers were done so on a timely basis.

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

As explained in greater detail below (see “Employment Agreements and Termination of Employment Arrangements”), pursuant to a September 2012 amendment to Mr. Berman’s employment agreement, commencing in 2013, his annual bonus was restructured so that part of it was capped at 300% of his base salary and the performance criteria and vesting are solely within the discretion of the Compensation Committee, which establishes all of the criteria during the first quarter of each fiscal year for that year’s bonus, based upon financial and non-financial factors selected by the Compensation Committee, and another part of his annual performance bonus is based upon the success of a joint venture entity we initiated in September 2012. The portion of the bonus equal to the first 200% of base salary is payable in cash and the balance in restricted stock vesting over three years. In addition, the annual grant of $500,000 of restricted stock was changed to $3,500,000 of restricted stock and the vesting criteria was also changed from being solely based upon established EPS targets to being based upon performance standards established by the Compensation Committee during the first quarter of each year. On June 7, 2016 we further amended the employment agreement to provide, among other things, for (i) extension of the term to December 31, 2020; (ii) modification of the performance and vesting standards for each $3.5 million Annual Restricted Stock Grant (“Berman Annual Stock Grant”) provided for under Section 3(b) of his Employment Agreement, effective as of January 1, 2017, so that 40% ($1.4 million) of each Berman Annual Stock Grant will be subject to time vesting in four equal annual installments over four years and 60% ($2.1 million) of each Berman Annual Stock Grant will be subject to three year “cliff vesting” (i.e. payment is based upon performance at the close of the three year performance period), with vesting of each Berman Annual Stock Grant determined by the following performance measures: (a) total shareholder return as compared to the Russell 2000 Index (weighted 50%), (b) net revenue growth as compared to our peer group (weighted 25%) and (c) EBITDA growth as compared to our peer group (weighted 25%); and (iii) modification of the performance measures for award of his Annual Performance Bonus equal to up to 300% of Base Salary (“Berman Annual Bonus”) provided for under Section 3(d) of his Employment Agreement, effective as of January 1, 2017, so that the performance measures will be based only upon net revenues and EBITDA, each performance measure weighted 50%, and with the specific performance criteria applicable to each Berman Annual Bonus determined by the Compensation Committee during the first quarter of each fiscal year; and (iv) increase Mr. Berman’s base salary to $1,450,000 effective June 1, 2016 subject to annual increases of at least $25,000 per year thereafter.

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

The Compensation Committee also annually reviews the overall compensation of our named executive officers for the purpose of determining whether discretionary bonuses should be granted. In 2017, WTW presented a report to the Compensation Committee comparing our performance, size and executive compensation levels to those of peer group companies. WTW also reviewed with the Compensation Committee the base salaries, annual bonuses, total cash compensation, long-term compensation and total compensation of our senior executive officers relative to those companies. The performance comparison presented to the Compensation Committee each year includes a comparison of our total shareholder return, earnings per share growth, sales, net income (and one-year growth of both measures) to the peer group companies. The Compensation Committee reviews this information along with details about the components of each named executive officer’s compensation.

Peer Group

One of the factors considered by the Compensation Committee is the relative performance and the compensation of executives of peer group companies. The peer group is comprised of a group of the companies selected in conjunction with WTW that we believe provides relevant comparative information, as these companies represent a cross-section of publicly-traded companies with product lines and businesses similar to our own throughout the comparison period. The composition of the peer group is reviewed annually and companies are added or removed from the group as circumstances warrant. For the last fiscal year, the peer group companies utilized for executive compensation analysis, which remained the same as in the previous year were:

●	Activision Blizzard, Inc
●	Deckers Outdoor Corporation
●	Electronic Arts, Inc.
●	Hasbro, Inc.
●	Mattel, Inc.
●	Take-Two Interactive, Inc.

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

Base Salary

Mr. Berman received compensation in 2016 pursuant to the terms of his employment agreement; Mr. McGrath became an executive officer on August 23, 2011 pursuant to the terms of an amendment to his employment agreement and Mr. Bennett entered into a new employment agreement on October 21, 2011 which was extended in 2015. As discussed in greater detail below, the employment agreement for Mr. Berman was to expire on December 31, 2010 and Mr. Bennett’s employment agreement expired on December 31, 2013. Effective November 11, 2010, Mr. Berman entered into an amended and restated employment agreement, which was further amended in 2012 and 2016. Pursuant to the terms of their employment agreements as in effect on December 31, 2013, Messrs. Berman, McGrath, and Bennett each receive a base salary which is increased automatically each year by at least $25,000 for Mr. Berman and $15,000 for each of Messrs. McGrath and Bennett pursuant to the terms of their respective employment agreements. Mr. Bennett’s extended employment agreement, which was set to expire in December 2017, does not provide for automatic annual increases in base salary. Any further increase in base salary, as the case may be, is determined by the Compensation Committee based on a combination of two factors. The first factor is the Compensation Committee’s evaluation of the salaries paid in peer group companies to executives with similar responsibilities. The second factor is the Compensation Committee’s evaluation of the executive’s unique role, job performance and other circumstances. Evaluating both of these factors allows us to offer a competitive total compensation value to each individual named executive officer taking into account the unique attributes of, and circumstances relating to, each individual, as well as marketplace factors. This approach has allowed us to continue to meet our objective of offering a competitive total compensation value and attracting and retaining key personnel. Based on its review of these factors, the Compensation Committee determined not to increase the base salary of each of Messrs. Berman, McGrath and Bennett above the contractually required minimum increase in 2016 as unnecessary to maintain our competitive total compensation position in the marketplace. Pursuant to the 2016 amendment to his employment agreement, Mr. Berman’s base salary as of June 1, 2016 was increased to $1,450,000.

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

The employment agreements as in effect on January 1, 2017 for Messrs. Berman and McGrath provided for an incentive cash bonus award based on a percentage of each participant’s base salary if the performance goals set by the Compensation Committee are met for that year. The employment agreements mandated that the specific criteria to be used is growth in earnings per share and the Compensation Committee sets the various target thresholds to be met to earn increasing amounts of the bonus up to a maximum of 200% of base salary for Mr. Berman and 125% for Mr. McGrath, although the Compensation Committee has the ability to increase the maximum in its discretion. Commencing in 2012, the Compensation Committee is required to meet to establish criteria for earning the annual performance bonus (and with respect to Mr. Berman, any additional annual performance bonus) during the first quarter of the year. As described elsewhere herein, Mr. Berman’s employment agreement was further amended in 2016.

The employment agreements as in effect on January 1, 2017 for Messrs. Berman, McGrath and Bennett contemplate that the Compensation Committee may grant discretionary bonuses in situations where, in its sole judgment, it believes they are warranted. The Compensation Committee approaches this aspect of the particular executive’s compensation package by looking at the other components of the executive’s aggregate compensation and then evaluating if any additional compensation is appropriate to meet our compensation goals. As part of this review, the Compensation Committee, with significant input from WTW, collects information about the total compensation packages in our peer group and various indicia of performance by the peer group such as sales, one-year sales growth, net income, one-year net income growth, market capitalization, size of companies, one- and three-year stockholder returns, etc. and then compares such data to our corresponding performance data. Based upon our philosophy of executive compensation described above, after not approving any discretionary bonuses in 2012 and 2013, in light of the Company’s turn-around in 2014 the Compensation Committee approved discretionary bonuses for 2014 to Messrs. Berman, McGrath and Bennett in the amounts of $417,250, $31,550 and $207,000, respectively, and in light of its continuing turn-around in 2015 approved discretionary bonuses for 2015 to Messrs. Berman, McGrath and Bennett in the amounts of $150,000, $50,000 and $142,500, respectively, and for 2016 approved a discretionary bonus of $652,500 for Mr. Berman and for 2017 approved discretionary bonuses to Messrs. Berman and McGrath of $750,000 and $138,000, respectively.
.

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

Mr. Berman’s 2010 amended and restated employment provided for annual grants of $500,000 of restricted stock which vest in equal annual installments through January 1, 2017, which was one year following the life of the agreement, subject to meeting the 3% vesting condition, as defined in the agreement. As described in greater detail below, pursuant to the 2012 amendment, commencing in 2013, this bonus changed to $3,500,000 of restricted stock to be earned based upon performance targets established by the Compensation Committee during the first quarter of each year. Mr. McGrath’s amended employment agreement provides for annual grants of $75,000 of restricted stock which vests in equal installments over three years subject to meeting certain EPS milestones. As explained in greater detail below (see “Employment Agreements and Termination of Employment Arrangement”), it was changed to $1,000,000 effective January 1, 2017 subject in part to time vesting over four years and in part subject to performance milestones with cliff vesting spread over three years. The Company did not meet the vesting requirements contained in either employment agreement for 2014 so both of Messrs. Berman and McGrath forfeited their stock awards for 2014. For 2015, due to missed milestones, Mr. Berman forfeited all but 7.5% of his annual grant and Mr. McGrath forfeited all of his annual grant. For 2016, due to missed milestones, both of Messrs. Berman and McGrath forfeited their stock awards. As explained in greater detail below (see “ Employment Agreements and Termination of Employment Arrangements ”), Mr. Berman’s employment agreement also provides for an annual performance bonus. Commencing in 2012, the criteria for earning such bonus are to be established by the Compensation Committee. This bonus, if earned, is payable partially in cash and partially in shares of restricted common stock. Mr. Berman’s agreement also provides for an additional annual performance bonus, payable solely in shares of restricted stock, which can be earned by Mr. Berman if the Company’s performance meets certain criteria to be established by the Compensation Committee during the first quarter of each year.

After a review of all of the factors discussed above, the Compensation Committee determined that, in keeping with our compensation objectives, and in light of the discretionary bonus already approved, Mr. Berman was not awarded a long term bonus for 2017.

Other Benefits and Perquisites

Our executive officers participate in the health and dental coverage, life insurance, paid vacation and holidays, 401(k) retirement savings plans and other programs that are generally available to all of the Company’s employees.

The provision of any additional perquisites to each of the named executive officers is subject to review by the Compensation Committee. Historically, these perquisites include payment of an automobile allowance and matching contributions to a 401(k) defined contribution plan. In 2017, the named executive officers were granted the following perquisites:  automobile allowance and 401(k) plan matching contribution. We value perquisites at their incremental cost to us in accordance with SEC regulations.

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

Impact of Shareholder Advisory Vote

At our 2017 annual meeting, our shareholders approved our current executive compensation with over 85% of all shares actually voting on the issue (over 51% of all outstanding shares whether or not voting) affirmatively giving their approval. Accordingly, we believe that this vote ratifies our executive compensation philosophy and policies, as currently adopted and implemented, and we intend to continue such philosophy and policies.

Pay Ratio Disclosure Rule

Pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd – Frank Act”), the SEC adopted a rule requiring annual disclosure of the ratio of the median employee’s annual total compensation to the total annual compensation of the principal executive officer (‟PEO”). Our PEO is Mr. Berman.

Median Employee total annual compensation (excluding Mr. Berman)	$67,807
Mr. Berman’s total annual compensation	$2,139,711
Ratio of PEO to Median Employee Compensation	3.2%

In determining the median employee, a listing was prepared of all employees as of December 31, 2017. The median amount was selected from the annualized list. As of December 31, 2017 the Company employed 749 persons of which 340 are based outside of the United States.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis (the “CD&A”) for the year ended December 31, 2017. In reliance on the reviews and discussions referred to above, the compensation committee recommended to the board, and the board has approved, that the CD&A be furnished in the annual report on Form 10-K for the year ended December 31, 2017.

By the Compensation Committee of the Board of Directors:

Michael S. Sitrick, Chairman
Rex H. Poulsen, Member
Michael J. Gross, Member

Summary Compensation Table– 2015-2017

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Stephen G. Berman	2017	1,475,000	750,000	3,500,000	―	―	―	30,000	5,755,000
Chief Executive Officer,	2016	1,372,916	652,500	―	―	―	―	30,000	2,055,416
President and Secretary	2015	1,240,000	1,241,200	262,500	—	—	—	30,000	2,773,700

John J. McGrath	2017	690,000	138,000	1,000,000	―	―	―	26,400	1,854,400
Chief Operating Officer	2016	675,000	―	―	―	―	―	26,400	701,400
2015		660,000	566,600	69,378	—	—	—	26,400	1,322,378

Joel M. Bennett	2017	505,000	―	294,000	―	―	―	24,000	823,000
Executive Vice President	2016	490,000	―	―	―	―	―	24,000	514,000
and Chief Financial Officer	2015	475,000	142,500	―	―	―	―	24,000	641,500

(1)
Represents automobile allowances paid in the amount of $18,000, $14,400 and $12,000 to each of Messrs. Berman, McGrath and Bennett, respectively, for 2015, 2016 and 2017; amount also includes matching contributions made by us to the Named Officer’s 401(k) defined contribution plan in the amount of $12,000, $12,000 and $12,000, respectively, for 2015, 2016 and 2017, for each of Messrs. Berman, McGrath and Bennett. See “Employee Pension Plan.”

The following table sets forth certain information regarding all equity-based compensation awards outstanding as of December 31, 2017 by the Named Officers:

Outstanding Equity Awards At Fiscal Year-end

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Stephen G. Berman	—	—	—	—	—	679,612	1,597,088	—	—

John J. McGrath	—	—	—	—	—	194,175	456,311	—	—

Joel M. Bennett	—	—	—	—	—	57,087	134,154	—	—

(1)	The product of (x) $2.35 (the closing sale price of the common stock on December 29, 2017) multiplied by (y) the number of unvested restricted shares outstanding.

The following table sets forth certain information regarding amount realized upon the vesting and exercise of any equity-based compensation awards during 2017 by the Named Officers:

Options Exercises And Stock Vested-2017

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Stephen G. Berman	—	—	—	—

John J. McGrath	—	—	—	—

Joel M. Bennett	—	—	—	—

Potential Payments upon Termination or Change in Control

The following tables describe potential payments and other benefits that would have been received by each Named Officer at, following or in connection with any termination, including, without limitation, resignation, severance, retirement or a constructive termination of such Named Officer, or a change in control of our Company or a change in such Named Officer’s responsibilities on December 31, 2017. The potential payments listed below assume that there is no earned but unpaid base salary at December 31, 2017.

Stephen G. Berman

	Upon Retirement		Quits For “Good Reason” (2)	Upon Death		Upon “Disability” (3)		Termination Without “Cause”	Termination For “Cause” (4)		Involuntary Termination In Connection with Change of Control(5)
Base Salary	$	―	$4,425,000	$	―	$	―	$4,425,000	$	―	$5,373,918	(6)
Restricted Stock - Performance-Based		―	―		―		―	―		―	―
Annual Cash Incentive Award (1)		―	―		―		―	―		―	―

(1) Assumes that if the Named Officer is terminated on December 31, 2017, they were employed through the end of the incentive period.

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

(6)  Under the terms of Mr. Berman’s employment agreement (see “ - Employment Agreements”), if a change of control occurs and within two years thereafter Mr. Berman is terminated without “Cause” or quits for “Good Reason”, then he has the right to receive a payment equal to 2.99 times his then current base amount as defined in the Code (which was $1,797,297 in 2017).

John J. McGrath

	Upon Retirement		Quits For “Good Reason” (2)	Upon Death		Upon “Disability” (3)		Termination Without “Cause”	Termination For “Cause” (4)		Involuntary Termination In Connection with Change of Control(5)
Base Salary	$	―	$2,070,000	$	―	$	―	$2,070,000	$	―	$2,070,000	(6)
Restricted Stock - Performance-Based		―	―		―		―	―		―	―
Annual Cash Incentive Award (1)		―	―		―		―	―		―	―

(1) Assumes that if the Named Officer is terminated on December 31, 2017, they were employed through the end of the incentive period.

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

Joel M. Bennett

	Upon Retirement		Quits For “Good Reason” (2)		Upon Death		Upon “Disability” (3)		Termination Without “Cause”		Termination For “Cause” (4)		Involuntary Termination In Connection with Change of Control(5)
Base Salary	$	―	$	―	$	―	$	―	$	―	$	―	$	―	(6)
Restricted Stock - Performance-Based		―		―		―		―		―		―		―
Annual Cash Incentive Award (1)		―		―		―		―		―		―		―

(1) Assumes that if the Named Officer is terminated on December 31, 2017, they were employed through the end of the incentive period.

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

In February 2010 our board determined the terms for the minimum shareholding requirements. Pursuant to the new minimum shareholding requirements, each director will be required to hold shares with a value equal to at least two times the average annual cash stipend paid to the director during the prior two calendar years. In determining the value of a director’s shareholdings, each option, whether or not in the money, will count as ½ share. To illustrate:  if an average director wishes to sell shares in 2018, he will have to hold shares with a market value of at least $215,000 prior to and following any sale of shares calculated as of the date of the sale, such $215,000 minimum calculated by taking the average cash stipend of $107,500 paid during the prior two years multiplied by two.

The following table sets forth the compensation we paid to our non-employee directors for our fiscal year ended December 31, 2017:

Director Compensation
Name		Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Murray L. Skala		2017	75,000	99,519	(1)	—	—	—	—	174,519
Rex H. Poulsen		2017	165,000	99,519	(1)	—	—	—	—	264,519
Michael S. Sitrick		2017	125,000	99,519	(1)	—	—	—	—	224,519
Alexander Shoghi	(2)	2017	86,301	86,551	(4)	—	—	—	—	172,852
Michael J. Gross		2017	125,000	99,519	(1)	—	—	—	—	224,519
Zhao Xiaoquiang	(3)	2017	51,164	66,195	(5)					117,359

(1) The value of the shares was determined by taking the product of (a) 19,324 shares of restricted stock multiplied by (b) $5.15, the last sales price of our common stock on January 1, 2016, as reported by Nasdaq, the date prior to the date the shares were granted, all of which shares vested on January 1, 2018.

(2) Mr. Shoghi was reappointed to the Board on February 20, 2017.

(3) Mr. Xiaoquiang was appointed to the Board on April 27, 2017.

(4) The value of the shares was determined by taking the product of (a) 16,806 shares of restricted stock multiplied by (b) $5.15, the last sales price of our common stock on February 17, 2017, as reported by Nasdaq, the date prior to the date the shares were granted, all of which shares vested on January 1, 2018.

(5) The value of the shares was determined by taking the product of (a) 13,319 shares of restricted stock multiplied by (b) $4.97, the last sales price of our common stock on April 26, 2017, as reported by Nasdaq, the date prior to the date the shares were granted, all of which shares vested on January 1, 2018.

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

On June 7, 2016 we amended the employment agreement between us and Mr. Stephen G. Berman, our Chairman, CEO and President, and entered into Amendment Number Two to Mr. Berman’s Second Amended and Restated Employment Agreement dated November 11, 2010 (the “Employment Agreement”). The terms of Mr. Berman’s Employment Agreement have been amended as follows: (i) extension of the term until December 31, 2020; (ii) increase of Mr. Berman’s Base Salary to $1,450,000.00 effective June 1, 2016, subject to annual increases thereafter as determined by the Compensation Committee, with annual minimum increases of $25,000.00 commencing January 1, 2017; (iii) modification of the performance and vesting standards for each $3.5 million Annual Restricted Stock Grant (“Annual Stock Grant”) provided for under Section 3(b) of the Employment Agreement, effective as of January 1, 2017, so that 40% ($1.4 million) of each Annual Stock Grant will be subject to time vesting in four equal annual installments over four years and 60% ($2.1 million) of each Annual Stock Grant will be subject to three year “cliff vesting” (i.e. payment is based upon performance at the close of the three year performance period), with vesting of each Annual Stock Grant determined by the following performance measures: (a) total shareholder return as compared to the Russell 2000 Index (weighted 50%), (b) net revenue growth as compared to our peer group (weighted 25%) and (c) EBITDA growth as compared to our peer group (weighted 25%); (iv) modification of the performance measures for award of the Annual Performance Bonus equal to up to 300% of Base Salary (“Annual Bonus”) provided for under Section 3(d) of the Employment Agreement, effective as of January 1, 2017, so that the performance measures will be based only upon net revenues and EBITDA, each performance measure weighted 50%, and with the specific performance criteria applicable to each Annual Bonus determined by the Compensation Committee during the first quarter of each fiscal year; and (v) provision of health and dental insurance coverage for Mr. Berman’s children in the event of his death during the term of the Employment Agreement.

On August 23, 2011 we entered into an amended employment agreement with John J. (Jack) McGrath whereby he became our Chief Operating Officer. The amended employment agreement, which ran through December 31, 2013, provided for an annual salary of $600,000; an annual increase over the prior year’s base salary of at least $15,000; an annual award of $75,000 of restricted stock, subject to vesting in equal installments over three years, provided, however, that the initial vesting of the first installment of each year’s award is conditioned on “Adjusted” EPS (as defined in the amended agreement) for the fiscal year in which the shares are issued being equal to minimum “Adjusted” EPS as follows: 2011 vesting condition: greater of $1.41 or 3% higher than 2010 “Adjusted” EPS; 2012 vesting: greater of $1.45 or 3% higher than 2011“Adjusted” EPS; and 2013 vesting condition: greater of $1.49 or 3% higher than “Adjusted” 2012 EPS. The amended agreement also provides for an annual bonus opportunity of up to 125% of salary payable 50% in cash and 50% in restricted stock (with a four year vesting) based upon “Adjusted” EPS growth. Bonus targets for 2011 ranged from $1.37 -$1.78. Commencing in 2012 the bonus targets are to be set by the Compensation Committee.

On May 15, 2013, we entered a Second Amendment to Mr. John a/k/a Jack McGrath’s Employment Agreement dated March 4, 2010 (effective January 1, 2010), as previously amended on August 23, 2011. Mr. McGrath’s employment agreement was amended as follows: (i) the term was extended by two years to December 31, 2015; (ii) it provides for two annual grants of $75,000 worth of restricted shares of common stock of the Company (A) the first such grant to be made on January 1, 2014, which grant shall vest in three annual equal installments as set forth on Exhibit B to the amendment, provided that Adjusted EPS (as defined in the employment agreement) for the 2014 fiscal year is equal to the greater of $1.05 or an amount that is 3% higher than the actual Adjusted EPS for the 2014 fiscal year; (B) the second grant to be made on January 1, 2015, which grant shall vest in two annual equal installments as set forth on Exhibit B to the amendment, provided that Adjusted EPS for the 2015 fiscal year is equal to the greater of $2.10 or an amount that is 3% higher than the actual Adjusted EPS for the 2015 fiscal year; and (iii) in each of 2014 and 2015 Mr. McGrath can earn an annual performance bonus of up to 125% of his then base salary based upon such financial (e.g., growth in EPS, return on equity, growth in the Common Stock price) and non-financial (e.g., organic growth, personnel development) factors determined annually by the Compensation Committee of the Board of Directors during the first quarter of the relevant calendar year for which the annual performance bonus criteria are being established; one-half of such bonus shall be paid in cash, and one-half in shares of restricted common stock, which shall vest in two equal annual installments, the first installment of which shall vest on the Annual Performance Bonus Award Date (as defined in the employment agreement) and thereafter on January 1 in each subsequent year until the final vesting date on January 1, 2017. On June 11, 2016, we extended Mr. McGrath’s employment agreement through December 31, 2017.

On September 29, 2016 we entered into a Fourth Amendment to the employment agreement between us and Mr. John a/k/a Jack McGrath, our Chief Operating Officer, dated March 4, 2010 (which was effective January 1, 2010) (the “Employment Agreement”). The terms of Mr. McGrath’s Employment Agreement were amended as follows: (i) extension of the term until December 31, 2020; (ii) modification of the performance and vesting standards for each Annual Restricted Stock Grant (“Annual Stock Grant”) provided for under Section 3(d) of the Employment Agreement, effective as of January 1, 2017, as follows: each Annual Stock Grant will be equal to $1 million, and 40% ($0.4 million) of each Annual Stock Grant will be subject to time vesting in four equal annual installments over four years, and 60% ($0.6 million) of each Annual Stock Grant will be subject to three year “cliff vesting” (i.e. vesting is based upon satisfaction of the performance measures at the close of the three year performance period), determined by the following performance measures: (A) total shareholder return as compared to the Russell 2000 Index (weighted 50%), (B) net revenue growth as compared to our peer group (weighted 25%) and (C) growth in Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) as compared to our peer group (weighted 25%); and (iii) modification of the Annual Performance Bonus (“Annual Bonus”) provided for under Section 3(e) of the Employment Agreement, effective as of January 1, 2017, as follows: the Annual Bonus will be equal to up to 125% of Base Salary, and the actual amount will be determined by performance measures based upon net revenues and EBITDA, each performance measure weighted 50%, and with the specific performance criteria applicable to each Annual Bonus determined by the Compensation Committee during the first quarter of each fiscal year, and payable in cash (up to 100% of Base Salary) and shares of our common stock (any excess over 100% of Base Salary) with the shares of stock vesting over three years in equal quarterly installments.

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

On December 27, 2017, we entered into a letter agreement with our Chief Financial Officer, Joel M. Bennett (the “Letter Agreement”), which provides for Mr. Bennett’s stepping down from his position. In order to arrange for a smooth transition, Mr. Bennett will continue as our Chief Financial Officer until completion of our annual report for the 2017 fiscal year or such earlier date that a successor has been named and transitioned to the office of Chief Financial Officer. The Letter Agreement provides, among other things, that Mr. Bennett will receive a severance payment in a maximum amount of up to 15 month’s salary, accelerated vesting of a portion of his restricted stock units and continued health care coverage for up to 12 months. The Letter Agreement also requires Mr. Bennett to comply with confidentiality, non-disparagement and cooperation obligations.

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

Employee Benefits Plan

We sponsor for our U.S. employees (including the Named Officers), a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Plan provided that employees may defer up to 50% of their annual compensation subject to annual dollar limitations, and that we will make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation. Company matching contributions, which vest immediately, totaled $2.2 million, $2.5 million and $2.3 million for 2015, 2016 and 2017, respectively.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 The following table sets forth certain information as of March 4, 2018 with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each of our executive officers named in the Summary Compensation Table set forth under the caption “Executive Compensation”, below, and (4) all our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership (3)	Percent of Outstanding Shares (4)
Dr. Patrick Soon-Shiong	2,500,676 (5)	8.6%
Oasis Management Company Ltd.	2,506,930(6)	8.3
Wolverine Asset Management, LLC	1,712,746(7)	5.5
Renaissance Technologies LLC	2,069,500(8)	7.1
Hongkong Meisheng Cultural Company Limited	5,239,538(9)	18.0
Stephen G. Berman	2,311,086(10)	7.9
Rex H. Poulsen	120,590(11)	*
Michael S. Sitrick	133,217(12)	*
Murray L. Skala	156,545(13)	*
Joel M. Bennett	42,682	*
John J. McGrath	643,085(14)	2.2
Alexander Shoghi	70,928(15)	*
Michael J. Gross	63,367(16)	*
Zhao Xiaoqiang	54,899(17)	*
All directors and executive officers as a group (9 persons)	3,596,399(18)	12.3

*	Less than 1% of our outstanding shares.

(1)	Unless otherwise indicated, such person’s address is c/o JAKKS Pacific, Inc., 2951 28th Street, Santa Monica, California 90405.

(2)
The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the Securities and Exchange Commission. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The percentage of our outstanding shares is calculated by including among the shares owned by such person any shares which such person or entity has the right to acquire within 60 days after March 4, 2018. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

(3)	Except as otherwise indicated, exercises sole voting power and sole investment power with respect to such shares.

(4)
Does not include any shares of common stock issuable upon the conversion of $42.7 million of our 4.25% convertible senior notes due 2018, initially convertible at the rate of 114.3674 shares of common stock per $1,000 principal amount at issuance of the notes (but subject to adjustment under certain circumstances as described in the notes) nor any shares of common stock issuable upon the conversion of $113.0 million of our 4.875% convertible senior notes due 2020, initially convertible at the rate of 103.7613 shares of common stock per $1,000 principal amount at issuance of the notes (but subject to adjustment under certain circumstances as described in the notes). Does include 3,112,840 shares of common stock repurchased by the Company under a prepaid forward purchase contract under which no shares have been returned to the Company.

(5)
The address of Dr. Patrick Soon-Shiong is 10182 Culver Blvd., Culver City, CA 90232. Except for 239,622 shares, all of the shares are owned jointly with California Capital Z, LLC. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13D/A filed on July 26, 2016.

(6)
The address of Oasis Management Company Ltd. is c/o Oasis Management (Hong Kong) LLC, 21/F Man Yee Building, 68Des Voeux Road, Central, Hong Kong. Possesses shared voting and dispositive power of such shares. 1,063,553 of such shares underlie convertible notes. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13D/A filed on November 8, 2017.

(7)
The address of Wolverine Asset Management, LLC is175 West Jackson Blvd., Suite 340, Chicago Illinois 60604. Possesses joint voting and dispositive power with respect to 1,704,622 of such shares (the balance is held jointly by other related parties) and all which shares (except for 8,124 shares) underlie presently convertible notes. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on February 14, 2018.

(8)
The address of Renaissance Technologies LLC is 800 Third Avenue, New York, NY 10022. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on February 14, 2018.

(9)
The address of Hongkong Meisheng Culture Company Ltd is Room 1901, 19/F, Lee Garden One, 33 Hysan Avenue, Causeway Bay, Hong Kong. Zhao Xiaoqiang, executive director of this entity, is a director of the Company. Possesses shared voting and dispositive power with respect to all of such shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13D/A filed on January 26, 2018.

(10)
Includes 1,489,362 shares of common stock issued on January 1, 2018 pursuant to the terms of Mr. Berman’s January 1, 2003 Employment Agreement (as amended to date), which shares are further subject to the terms of our January 1, 2018 Restricted Stock Award Agreement with Mr. Berman (the “Berman Agreement”). The Berman Agreement provides that Mr. Berman will forfeit his rights to some or all 1,489,362 shares unless certain conditions precedent are met prior to January 1, 2019, as described in the Berman Agreement, whereupon the forfeited shares will become authorized but unissued shares of our common stock. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(11)
Includes 120,590 shares of Common Stock issued pursuant to our 2002 Stock Award and Incentive Plan pursuant to which 41,580 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2019. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(12)
Consists of 133,217 shares of Common Stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 41,580 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2019. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(13)
Consists of 156,545 shares of Common Stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 41,580 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2019. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(14)
Includes 425,532 shares of common stock issued on January 1, 2018 pursuant to the terms of Mr. McGrath’s March 4, 2010 Employment Agreement (as amended to date), which shares are further subject to the terms of our January 1, 2018 Restricted Stock Award Agreement with Mr. McGrath (the “McGrath Agreement”). The McGrath Agreement provides that Mr. McGrath will forfeit his rights to some or all 425,532 shares unless certain conditions precedent are met prior to January 1, 2019, as described in the McGrath Agreement, whereupon the forfeited shares will become authorized but unissued shares of our common stock. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(15)
Consists of 70,928 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 41,580 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2019. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(16)
Consists of 63,367 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 41,580 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2019. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(17)
Consists of 54,899 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 41,580 of such shares may not be sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2019. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors. Does not include the 5,239,538 shares owned by Hongkong Meisheng Cultural Company Limited reported above, of which entity Zhao Xiaoqiang is executive director.

(18)	Does not include the 5,239,538 shares owned by Hongkong Meisheng Cultural Company Limited reported above, of which entity Zhao Xiaoqiang is executive director.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

(a)  Transactions with Related Persons

One of our directors, Murray L. Skala, is a partner in the law firm of Feder Kaszovitz LLP, which has performed, and is expected to continue to perform, legal services for us. In 2016 and 2017, we incurred approximately $3.2 million and $2.2 million, respectively, for legal fees and reimbursable expenses payable to that firm. As of December 31, 2016 and 2017, legal fees and reimbursable expenses of $1.6 million and $0.5 million, respectively, were payable to this law firm.

The owner of NantWorks, our DreamPlay Toys joint venture partner, beneficially owns 8.9% of the Company’s outstanding common stock. Pursuant to the joint venture agreements, the Company is obligated to pay NantWorks a preferred return on joint venture sales.

For the years ended and as of December 31, 2016 and 2017 preferred returns of nil and nil, respectively, were earned and payable to NantWorks. As of December 31, 2016 and 2017, the Company has a receivable from NantWorks in the amount of $0.6 million and nil, respectively.

Hongkong Meisheng Cultural Company Limited (“Meisheng”) owns 18% of our outstanding common stock. On January 25, 2018, Meisheng submitted to our Board of Directors a letter containing a non-binding proposal (“Expression of Interest”) expressing Meisheng’s interest in acquiring additional shares of our common stock for $2.95 per share. Upon completion of the transaction, Meisheng’s shareholdings and voting rights would increase to 51%. The Expression of Interest states that it is subject to due diligence, and to approval by Meisheng’s Board of Directors, shareholders and Chinese regulatory authorities. Our Board of Directors has authorized a Special Committee comprised solely of independent directors to evaluate the Expression of Interest.

We are one of the largest customers of Meisheng and we have entered into two joint ventures in Hong Kong, China, with Meisheng which generated a loss for us of $87,000 in 2015 and income of $6,000 and $59,000 in 2016 and 2017, respectively. Zhao Xiaoqiang, the control person of Meisheng, is one of our directors.

A director of the Company is a portfolio manager at Oasis Management. In August 2017, the Company agreed with Oasis Management and Oasis Investments II Master Fund Ltd., the holder of approximately $21.5 million face amount of its 4.25% convertible senior notes due in 2018, to exchange and extend the maturity date of these notes to November 1, 2020. The transaction closed on November 7, 2017.

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

The following are the fees of BDO USA, LLP, our principal accountant, for the two years ended December 31, 2017, for services rendered in connection with the audit for those respective years (all of which have been pre-approved by the Audit Committee):

	2016	2017
Audit Fees	$1,215,000	$1,468,199
Audit Related Fees	49,306	32,292
Tax Fees	7,555	2,103
	$1,271,861	$1,502,594

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	●	Financial Statements (included in Item 8):

	●	Reports of Independent Registered Public Accounting Firm

	●	Consolidated Balance Sheets as of December 31, 2016 and 2017

	●	Consolidated Statements of Operations for the years ended December 31, 2015, 2016 and 2017

	●	Consolidated Statements of Other Comprehensive Income (Loss) for the years ended December 31, 2015, 2016 and 2017

	●	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2016 and 2017

	●	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2016 and 2017

	●	Notes to Consolidated Financial Statements

(2)		Financial Statement Schedules (included in Item 8):

	●	Schedule II — Valuation and Qualifying Accounts

(3)		Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated By-Laws of the Company (2)
4.1	Indenture dated July 24, 2013 by and between the Registrant and Wells Fargo Bank, N.A (3)
4.2	Form of 4.25% Senior Convertible Note (3)
4.2.1	Convertible Senior Note due November 7, 2020 (24)
4.3	Credit Agreement dated as of March 27, 2014 by and among Registrant and its US wholly-owned subsidiaries and General Electric Capital Corporation (10)
4.3.1	Fourth Amendment to Credit Agreement dated as of June 5, 2015 by and among Registrant and its US wholly-owned subsidiaries and General Electric Capital Corporation (20)
4.4	Revolving Loan Note dated March 27, 2014 by Registrant and its US wholly-owned subsidiaries in favor of General Electric Capital Corporation (10)
4.5	Indenture dated June 9, 2014 by and between the Registrant and Wells Fargo Bank, N.A (19)
4.6	Form of 4.875% Senior Convertible Note (19)
10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.2.1	2008 Amendment to 2002 Stock Award and Incentive Plan (9)
10.4.1	Second Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of November 11, 2010 (11)
10.4.2	Clarification Letter dated October 20, 2011 with respect to Mr. Berman’s Second Amended and Restated employment agreement (12)
10.4.3	Amendment Number One dated September 21, 2012 to Mr. Berman’s Second Amended and Restated Employment Agreement (13)
10.4.4	Amendment Number Two dated June 7, 2016 to Mr. Berman’s Second Amended and Restated Employment Agreement (21)

10.5	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (14)
10.6	Form of Restricted Stock Agreement (10)
10.7	Employment Agreement between the Company and Joel M. Bennett, dated October 21, 2011 (12)
10.7.1	Continuation and Extension of Term of Employment Agreement Between JAKKS Pacific, Inc. and Joel M. Bennett dated February 18, 2014 (15)
10.7.2	Amendment Extending Term of Employment Agreement Between JAKKS Pacific, Inc. and Joel M. Bennett dated June 11, 2015 (20)
10.7.3	Letter Agreement dated December 27, 2017 between the Company and Joel M. Bennett (23)
10.8	Employment Agreement between the Company and John a/k/a Jack McGrath, dated March 4, 2010 (16)
10.8.1	First Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated August 23, 2011 (16)
10.8.2	Second Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated May 15, 2013 (17)
10.8.3	Third Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated June 11, 2015 (20)
10.8.4	Fourth Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated September 29, 2016 (22)
10.8.5	Fifth Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated February 28, 2018 (*)
10.9	Exchange Agreement dated November 7, 2017 between the Company and Oasis Investments II Master Fund Ltd. (24)
14	Code of Ethics (18)
21	Subsidiaries of the Company (*)
23.1	Consent of BDO USA, LLP (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Stephen G. Berman (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Joel M. Bennett (*)
32.1	Section 1350 Certification of Stephen G. Berman (*)
32.2	Section 1350 Certification of Joel M. Bennett (*)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.
(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(3)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed July 24, 2013 and incorporated herein by reference.
(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference
(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.
(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.
(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.
(9)	Filed previously as an exhibit to the Company’s Schedule 14A Proxy Statement, filed August 20, 2008, and incorporated herein by reference.
(10)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 17, 2010, and incorporated herein by reference.
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 25, 2012, and incorporated herein by reference.
(14)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.
(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed February 20, 2014, and incorporated herein by reference.
(16)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 24, 2011, and incorporated herein by reference.
(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed May 21, 2013, and incorporated herein by reference.
(18)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.
(19)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2014 and incorporated herein by reference.
(20)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 16, 2015 and incorporated herein by reference.
(21)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2016 and incorporated herein by reference.
(22)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 30, 2016 and incorporated herein by reference.
(23)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed December 29, 2017 and incorporated herein by reference.
(24)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 11, 2017 and incorporated herein by reference.

(*)	Filed herewith.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2018	JAKKS PACIFIC, INC.

	By:	/s/ STEPHEN G. BERMAN
Stephen G. Berman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN G. BERMAN	Director and	March 16, 2018
Stephen G. Berman	Chief Executive Officer

Chief Financial Officer
/s/ JOEL M. BENNETT	(Principal Financial Officer and	March 16, 2018
Joel M. Bennett	Principal Accounting Officer)

/s/ REX H. POULSEN	Director	March 16, 2018
Rex H. Poulsen

/s/ MICHAEL S. SITRICK	Director	March 16, 2018
Michael S. Sitrick

/s/ MURRAY L. SKALA	Director	March 16, 2018
Murray L. Skala

/s/ ALEXANDER SHOGHI	Director	March 16, 2018
Alexander Shoghi

/s/ MICHAEL J. GROSS	Director	March 16, 2018
Michael J. Gross

/s/ ZHAO XIAOQUIANG	Director	March 16, 2018
Zhao Xiaoquiang

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated By-Laws of the Company (2)
4.1	Indenture dated July 24, 2013 by and between the Registrant and Wells Fargo Bank, N.A (3)
4.2	Form of 4.25% Senior Convertible Note (3)
4.2.1	Convertible Senior Note due November 7, 2020 (24)
4.3	Credit Agreement dated as of March 27, 2014 by and among Registrant and its US wholly-owned subsidiaries and General Electric Capital Corporation (10)
4.3.1	Fourth Amendment to Credit Agreement dated as of June 5, 2015 by and among Registrant and its US wholly-owned subsidiaries and General Electric Capital Corporation (20)
4.4	Revolving Loan Note dated March 27, 2014 by Registrant and its US wholly-owned subsidiaries in favor of General Electric Capital Corporation (10)
4.5	Indenture dated June 9, 2014 by and between the Registrant and Wells Fargo Bank, N.A (19)
4.6	Form of 4.875% Senior Convertible Note (19)
10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.2.1	2008 Amendment to 2002 Stock Award and Incentive Plan (9)
10.4.1	Second Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of November 11, 2010 (11)
10.4.2	Clarification Letter dated October 20, 2011 with respect to Mr. Berman’s Second Amended and Restated employment agreement (12)
10.4.3	Amendment Number One dated September 21, 2012 to Mr. Berman’s Second Amended and Restated Employment Agreement (13)
10.4.4	Amendment Number Two dated June 7, 2016 to Mr. Berman’s Second Amended and Restated Employment Agreement (21)
10.5	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (14)
10.6	Form of Restricted Stock Agreement (10)
10.7	Employment Agreement between the Company and Joel M. Bennett, dated October 21, 2011 (12)
10.7.1	Continuation and Extension of Term of Employment Agreement Between JAKKS Pacific, Inc. and Joel M. Bennett dated February 18, 2014 (15)
10.7.2	Amendment Extending Term of Employment Agreement Between JAKKS Pacific, Inc. and Joel M. Bennett dated June 11, 2015 (20)
10.7.3	Letter Agreement dated December 27, 2017 between the Company and Joel M. Bennett (23)
10.8	Employment Agreement between the Company and John a/k/a Jack McGrath, dated March 4, 2010 (16)
10.8.1	First Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated August 23, 2011 (16)
10.8.2	Second Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated May 15, 2013 (17)
10.8.3	Third Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated June 11, 2015 (20)
10.8.4	Fourth Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated September 29, 2016 (22)
10.8.5	Fifth Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated February 28, 2018 (*)
10.9	Exchange Agreement dated November 7, 2017 between the Company and Oasis Investments II Master Fund Ltd. (24)
14	Code of Ethics (18)
21	Subsidiaries of the Company (*)
23.1	Consent of BDO USA, LLP (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Stephen G. Berman (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Joel M. Bennett (*)
32.1	Section 1350 Certification of Stephen G. Berman (*)
32.2	Section 1350 Certification of Joel M. Bennett (*)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.
(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(3)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed July 24, 2013 and incorporated herein by reference.
(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference
(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.
(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.
(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.
(9)	Filed previously as an exhibit to the Company’s Schedule 14A Proxy Statement, filed August 20, 2008, and incorporated herein by reference.
(10)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 17, 2010, and incorporated herein by reference.
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 25, 2012, and incorporated herein by reference.
(14)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.
(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed February 20, 2014, and incorporated herein by reference.
(16)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 24, 2011, and incorporated herein by reference.
(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed May 21, 2013, and incorporated herein by reference.
(18)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.
(19)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2014 and incorporated herein by reference.
(20)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 16, 2015 and incorporated herein by reference.
(21)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2016 and incorporated herein by reference.
(22)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 30, 2016 and incorporated herein by reference.
(23)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed December 29, 2017 and incorporated herein by reference.
(24)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 11, 2017 and incorporated herein by reference.

(*)	Filed herewith.