Form 10-Q
period 2018-03-31
JAKKS PACIFIC INC
filed 2018-05-10
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the issuer’s common stock is 29,169,913 as of May 10, 2018.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2018
ITEMS IN FORM 10-Q

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For example, statements included in this report regarding our condensed consolidated financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When we use words like “intend,” “anticipate,” “believe,” “estimate,” “plan,” “expect” or words of similar import, we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable and are based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

Assets	March 31, 2018	December 31, 2017
	(Unaudited)
Current assets
Cash and cash equivalents	$46,779	$64,977
Accounts receivable, net of allowance for doubtful accounts of $24,730 and $10,940 at March 31, 2018 and December 31, 2017, respectively	93,928	142,457
Inventory	53,997	58,432
Prepaid expenses and other assets	20,812	16,803
Total current assets	215,516	282,669
Property and equipment
Office furniture and equipment	15,171	15,043
Molds and tooling	116,920	115,378
Leasehold improvements	10,945	10,936
Total	143,036	141,357
Less accumulated depreciation and amortization	120,080	118,130
Property and equipment, net	22,956	23,227
Intangible assets, net	21,023	22,190
Other long term assets	18,504	6,579
Goodwill	35,592	35,384
Trademarks	300	300
Total assets	$313,891	$370,349
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$39,072	$49,916
Accrued expenses	37,145	42,145
Reserve for sales returns and allowances	15,343	17,622
Short term debt	—	5,000
Convertible senior notes, net	21,119	21,075
Total current liabilities	112,679	135,758
Convertible senior notes, net	134,716	133,497
Other liabilities	4,426	4,537
Income taxes payable	1,327	1,261
Deferred income taxes, net	781	783
Total liabilities	253,929	275,836
Commitments and contingencies
Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 29,169,913 and 26,957,354 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	30	27
Treasury stock, at cost; 3,112,840 shares	(24,000)	(24,000)
Additional paid-in capital	216,398	215,809
Accumulated deficit	(121,477)	(85,233)
Accumulated other comprehensive loss	(12,009)	(13,059)
Total JAKKS Pacific, Inc. stockholders' equity	58,942	93,544
Non-controlling interests	1,020	969
Total stockholders' equity	59,962	94,513
Total liabilities and stockholders' equity	$313,891	$370,349

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended March 31, (Unaudited)
	2018	2017
Net sales	$93,004	$94,505
Cost of sales	70,045	64,484
Gross profit	22,959	30,021
Selling, general and administrative expenses	58,617	45,745
Loss from operations	(35,658)	(15,724)
Income from joint ventures	22	—
Other income	50	23
Change in fair value of convertible senior notes	(1,021)	—
Interest income	14	4
Interest expense	(1,936)	(2,932)
Loss before benefit from income taxes	(38,529)	(18,629)
Benefit from income taxes	(2,336)	(344)
Net loss	(36,193)	(18,285)
Net income attributable to non-controlling interests	51	31
Net loss attributable to JAKKS Pacific, Inc.	$(36,244)	$(18,316)
Loss per share - basic and diluted	$(1.57)	$(1.01)
Shares used in loss per share - basic and diluted	23,100	18,104
Comprehensive loss	$(35,143)	$(17,754)
Comprehensive loss attributable to JAKKS Pacific, Inc.	$(35,194)	$(17,785)

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31, (Unaudited)
	2018	2017
Cash flows from operating activities
Net loss	$(36,193)	$(18,285)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,096	4,380
Write-off and amortization of debt issuance costs	242	837
Share-based compensation expense	676	748
Provision for doubtful accounts	13,794	(2)
Change in fair value of convertible senior notes	1,021	—
Changes in operating assets and liabilities:
Accounts receivable	34,735	75,108
Inventory	4,435	7,969
Prepaid expenses and other assets	(15,936)	(15,597)
Accounts payable	(9,934)	(19,258)
Accrued expenses	(5,000)	(20,001)
Reserve for sales returns and allowances	(2,279)	(5,873)
Income taxes payable	66	—
Other liabilities	(111)	(95)
Total adjustments	24,805	28,216
Net cash provided by (used in) operating activities	(11,388)	9,931
Cash flows from investing activities
Purchases of property and equipment	(2,568)	(4,367)
Net cash used in investing activities	(2,568)	(4,367)
Cash flows from financing activities
Repurchase of convertible senior notes	—	(24,052)
Repayment of credit facility borrowings	(5,000)	—
Repurchase of common stock for employee tax withholding	(85)	(12)
Net cash used in financing activities	(5,085)	(24,064)
Net decrease in cash and cash equivalents	(19,041)	(18,500)
Effect of foreign currency translation	843	468
Cash and cash equivalents, beginning of period	64,977	86,064
Cash and cash equivalents, end of period	$46,779	$68,032
Cash paid during the period for:
Income taxes	$331	$221
Interest	$485	$2,039

             As of March 31, 2018, there was $4.3 million of property and equipment included in accounts payable. As of December 31, 2017, there was $5.2 million of property and equipment included in accounts payable.

See Notes 5, 6 and 9 for additional supplemental information to the condensed consolidated statements of cash flows.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2018

Note 1 — Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, which contains audited financial information for the three years in the period ended December 31, 2017.

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

On January 1, 2018, the Company adopted the new accounting standard ASC 606, (Topic 606), Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605, (Topic 605).

There is no impact to the Company’s condensed consolidated financial statements resulting from the adoption of Topic 606 as the timing and measurement of revenue remained consistent with Topic 605, although our approach to revenue recognition is now based on the transfer of control. Further, there is no difference in the amounts of the revenue and cost of sales reported in the Company’s condensed consolidated statements of operations and comprehensive loss for the quarter ended March 31, 2018 that were recognized pursuant to Topic 606 and those that would have been reported pursuant to Topic 605.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The new guidance is intended to improve the recognition and measurement of financial instruments. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The adoption of this standard does not have an impact on the Company’s condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2018

In February 2016, the FASB issued ASU 2016-02, “Leases”. ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the pending adoption of this new standard on its condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The new guidance is intended to reduce diversity in practice in how transactions are classified in the statement of cash flows. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard does not have an impact on the Company’s condensed consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory.” The amendments in this ASU reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard does not have an impact on the Company’s condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. The update requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The Company early adopted this standard during the second quarter of 2017. The adoption of this standard had a reclassification impact for the three month period ended March 31, 2017. The restricted cash as of March 31, 2017, in the amount of $10.6 million, was previously classified as a financing activity related to borrowings exceeding the Company’s borrowing base availability under the Wells Fargo credit facility. The increase to cash and cash equivalents was $10.6 million.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this standard does not have an impact on the Company’s condensed consolidated financial statements.

In January 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which gives entities the option to reclassify to retained earnings the tax effects resulting from the Act related to items in Accumulated Other Comprehensive Income (“AOCI”) that the FASB refers to as having been stranded in AOCI. The new guidance may be applied retrospectively to each period in which the effect of the Act is recognized in the period of adoption. The Company could adopt this guidance for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued or made available for issuance, including the period the Act was enacted. The guidance, when adopted, will require new disclosures regarding a company’s accounting policy for releasing the tax effects in AOCI and permit the company the option to reclassify to retained earnings the tax effects resulting from the Act that are stranded in AOCI. The Company is not early adopting at this time and does not have plans to adopt this new guidance.

Note 2 — Business Segments, Geographic Data, and Sales by Major Customers

The Company is a worldwide producer and marketer of children’s toys and other consumer products, principally engaged in the design, development, production, marketing and distribution of its diverse portfolio of products. The Company has aligned its operating segments into three reporting segments that reflect the management and operation of the business. The Company’s segments are (i) U.S. and Canada, (ii) International, and (iii) Halloween.

The U.S. and Canada segment includes action figures, vehicles, play sets, plush products, dolls, electronic products, construction toys, infant and pre-school toys, role play and everyday costume play, foot to floor ride-on vehicles, wagons, novelty toys, seasonal and outdoor products, kids’ indoor and outdoor furniture, and related products.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2018

Within the International segment, the Company markets and sells its toy products in markets outside of the U.S. and Canada, primarily in the European, Asia Pacific, and Latin American regions.

Within the Halloween segment, the Company markets and sells Halloween costumes and accessories and everyday costume play products, primarily in the U.S. and Canada.

Segment performance is measured at the operating income (loss) level. All sales are made to external customers and general corporate expenses have been attributed to the various segments based upon relative sales volumes. Segment assets are primarily comprised of accounts receivable and inventories, net of applicable reserves and allowances, goodwill and other assets. Certain assets which are not tracked by operating segment and/or that benefit multiple operating segments have been allocated on the same basis.

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three months ended March 31, 2018 and 2017 and as of March 31, 2018 and December 31, 2017 are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net Sales
U.S. and Canada	$70,535	$70,912
International	17,299	19,942
Halloween	5,170	3,651
	$93,004	$94,505

	Three Months Ended March 31,
	2018	2017
Loss from Operations
U.S. and Canada	$(22,979)	$(7,876)
International	(6,939)	(1,772)
Halloween	(5,740)	(6,076)
	$(35,658)	$(15,724)

	Three Months Ended March 31,
	2018	2017
Depreciation and Amortization Expense
U.S. and Canada	$2,416	$3,374
International	581	898
Halloween	99	108
	$3,096	$4,380

	March 31, 2018	December 31, 2017
Assets
U.S. and Canada	$199,711	$229,505
International	91,764	106,255
Halloween	22,416	34,589
	$313,891	$370,349

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2018

The following tables present information about the Company by geographic area as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017 (in thousands):

	March 31, 2018	December 31, 2017
Long-lived Assets
China	$17,229	$17,194
United States	5,504	5,755
Hong Kong	223	278
	$22,956	$23,227

	Three Months Ended March 31,
	2018	2017
Net Sales by Customer Area
United States	$71,373	$69,560
Europe	8,629	12,560
Canada	3,761	4,444
Hong Kong	227	219
Other	9,014	7,722
	$93,004	$94,505

Major Customers

Net sales to major customers for the three months ended March 31, 2018 and 2017 were as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2018		2017
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Wal-Mart	$24,758	26.6%	$26,370	27.9%
Target	15,312	16.5	12,671	13.4
Toys "R" Us	10,625	11.4	13,260	14.0
	$50,695	54.5%	$52,301	55.3%

At March 31, 2018 and December 31, 2017, the Company’s three largest customers accounted for approximately 58.4% and 60.6%, respectively, of the Company’s gross accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

On March 15, 2018, Toys “R” Us (“TRU”) filed a motion to conduct an orderly wind down of its operations in the U.S. and commence store closing sales at all 735 U.S. stores. The total worldwide pre and post-petition gross accounts receivable balance as of March 31, 2018 is $35.1 million. In April 2018, the Company collected $12.0 million from its insurance carrier and $0.6 million from TRU, resulting in a net receivable from TRU of $22.5 million. The $22.5 million net receivable balance has been fully reserved by the Company as of March 31, 2018.

At March 31, 2018 and December 31, 2017, the Company's TRU consolidated accounts receivable balance represented 29.4% and 26.4%, respectively, of the Company’s gross accounts receivable.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2018

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and capitalized warehouse costs, is valued at the lower of cost (first-in, first-out) or net realizable value, net of inventory obsolescence reserve, and consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$1,594	$1,596
Finished goods	52,403	56,836
	$53,997	$58,432

During the first quarter of 2017, the Company adopted ASU 2015-11, “Simplifying the Measurement of Inventory (Topic 330)”. The amendments, which apply to inventory that is measured using any method other than the last-in, first-out (LIFO) or retail inventory method, require that entities measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and should be applied on a prospective basis. The adoption of ASU 2015-11 did not have an impact to the Company’s condensed consolidated financial statements.

Note 4 — Revenue Recognition and Reserve for Sales Returns and Allowances

The Company’s contracts with customers only include one performance obligation (i.e., sale of the Company’s products). Revenue is recognized in the gross amount at a point in time when delivery is completed and control of the promised goods is transferred to the customers. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for those goods. The Company’s contracts do not involve financing elements as payment terms with customers are less than one year. Further, because revenue is recognized at the point in time goods are sold to customers, there are no contract assets or contract liability balances.

The Company disaggregates its revenues from contracts with customers by reporting segment: U.S. and Canada, International, and Halloween. The Company further disaggregates revenues by major geographic region. See Note 2, Business Segments, Geographic Data, and Sales by Major Customers, for further information.

The Company offers various discounts, pricing concessions, and other allowances to customers, all of which are considered in determining the transaction price. Certain discounts and allowances are fixed and determinable at the time of sale and are recorded at the time of sale as a reduction to revenue. Other discounts and allowances can vary and are determined at management’s discretion (variable consideration). Specifically, the Company occasionally grants discretionary credits to facilitate markdowns and sales of slow moving merchandise, and consequently accrues an allowance based on historic credits and management estimates. Further, while the Company generally does not allow product returns, the Company does make occasional exceptions to this policy, and consequently records a sales return allowance based upon historic return amounts and management estimates. These allowances (variable consideration) are estimated using the expected value method and are recorded at the time of sale as a reduction to revenue. The Company adjusts its estimate of variable consideration at least quarterly or when facts and circumstances used in the estimation process may change. The variable consideration is not constrained as the Company has sufficient history on the related estimates and does not believe there is a risk of significant revenue reversal.

The Company also participates in cooperative advertising arrangements with some customers, whereby it allows a discount from invoiced product amounts in exchange for customer purchased advertising that features the Company’s products. Generally, these allowances range from 2% to 10% of gross sales, and are generally based upon product purchases or specific advertising campaigns. Such allowances are accrued when the related revenue is recognized. These cooperative advertising arrangements provide a distinct benefit and fair value, and are accounted for as direct selling expenses.

Sales commissions are expensed when incurred as the related revenue is recognized at a point in time and therefore the amortization period is less than one year. As a result these costs are recorded as direct selling expenses, as incurred.

Shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred.

The Company’s reserve for sales returns and allowances amounted to $15.3 million as of March 31, 2018, compared to $17.6 million as of December 31, 2017. This decrease was primarily due to certain customers taking their annual allowances related to 2017 sales.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2018

Note 5 — Credit Facility

In March 2014, the Company and its domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (“GECC”). The loan agreement, as amended and subsequently assigned to Wells Fargo Bank, N.A. pursuant to its acquisition of GECC, provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain domestic accounts receivable and inventory (the “WF Loan Agreement”). The amounts outstanding under the credit facility, as amended, are payable in full upon maturity of the facility on March 27, 2019, except that the credit facility will mature on June 15, 2018 if we do not refinance or extend the maturity of the Convertible Senior Notes that mature in 2018, provided that any such refinancing or extension shall have a maturity date that is no sooner than six months after the stated maturity of the facility (i.e., on or about September 27, 2019). The credit facility is secured by a security interest in favor of the lender covering a substantial amount of the assets of the Company. As of March 31, 2018, there were no outstanding borrowings and the amount of outstanding stand-by letters of credit totaled $13.7 million; the total excess availability under the facility was $10.0 million. As of December 31, 2017, the amount of outstanding borrowings was $5.0 million and outstanding stand-by letters of credit totaled $20.0 million; the total excess availability under the facility was $14.1 million.

The Company’s ability to borrow under the WF Loan Agreement is also subject to its ongoing compliance with certain financial covenants, including the maintenance by the Company of a fixed charge coverage ratio of at least 1.25:1.0 based on the trailing four fiscal quarters in the event minimum excess availability of $10.0 million under the facility is not maintained. As of March 31, 2018 and December 31, 2017, the Company was in compliance with the financial covenants under the WF Loan Agreement.

The Company may borrow funds at LIBOR or at a Base Rate, plus applicable margins of 225 basis point spread over LIBOR and 125 basis point spread on Base Rate loans. The Base Rate is the highest of (i) the Federal Funds Rate plus a margin of 0.50%, (ii) the rate last quoted by The Wall Street Journal as the “Prime Rate,” or (iii) the sum of a LIBOR rate plus 1.00%. In addition to standard fees, the facility has an unused credit line fee, which ranges from 25 to 50 basis points. As of March 31, 2018 and December 31, 2017, the weighted average interest rate on the credit facility was approximately 3.79%.

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

Note 6 — Convertible Senior Notes

Convertible senior notes consist of the following (in thousands):

	March 31, 2018			December 31, 2017
	Principal/	Debt		Principal/	Debt
	Fair Value	Issuance	Net	Fair Value	Issuance	Net
	Amount	Costs	Amount	Amount	Costs	Amount
3.25% convertible senior notes (due 2020) *	$23,490	$ ―	$23,490	$22,469	$ ―	$22,469
4.25% convertible senior notes (due 2018)	21,178	59	21,119	21,178	103	21,075
4.875% convertible senior notes (due 2020)	113,000	1,774	111,226	113,000	1,972	111,028
Total convertible senior notes, net of debt issuance costs	$157,668	$1,833	$155,835	$156,647	$2,075	$154,572
* The amount presented for the 3.25% 2020 convertible senior notes within the table represents the fair value as of March 31, 2018. The principal amount of these notes is $21.5 million.

Amortization expense classified as interest expense related to debt issuance costs was $0.2 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2018

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

In August 2017, the Company agreed with Oasis Management and Oasis Investments II Master Fund Ltd., the holder of approximately $21.5 million face amount of its 4.25% Convertible Senior Notes due in 2018, to extend the maturity date of these notes to November 1, 2020. In addition, the interest rate was reduced to 3.25% per annum and the conversion rate was increased to 328.0302 shares of the Company’s common stock per $1,000 principal amount of notes, among other things. After execution of a definitive agreement for the modification and final approval by the other members of the Company’s Board of Directors and Oasis’ Investment Committee the transaction closed on November 7, 2017. In connection with this transaction, the Company recognized a loss on extinguishment of the debt of approximately $0.6 million. Further, the Company elected to measure and present the new debt held by Oasis at fair value using Level 3 inputs and as a result, recognized a loss of $1.0 million for the three months ended March 31, 2018 related to changes in the fair value of the 3.25% 2020 Notes. At March 31, 2018 and December 31, 2017, the 3.25% 2020 Notes had a fair value of approximately $23.5 million and $22.5 million, respectively. The Company evaluated its credit risk as of March 31, 2018, and determined that there was no change from December 31, 2017.

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

Note 7 — Income Taxes

The Company’s income tax benefit of $2.3 million for the three months ended March 31, 2018 reflects an effective tax rate of 6.1%. The Company’s income tax benefit of $0.3 million for the three months ended March 31, 2017 reflects an effective tax rate of 1.8%. The majority of the tax benefit for the three months ended March 31, 2018 relates to foreign income taxes partially offset by discrete items. The majority of the tax benefit for the three months ended March 31, 2017 relates to foreign income taxes partially offset by the U.S. alternative minimum tax.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. Due to the timing of the enactment and the complexity involved in applying the provisions of the Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. As we collect and prepare necessary data, and interpret the Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially affect our provision for income taxes and effective tax rate in the period in which the adjustments are made. No adjustments were made in the first quarter of 2018 as the provisional amounts as of December 31, 2017 remain reasonable. We will continue to make and refine our calculations as additional analysis is completed in 2018.

The Act subjects a U.S. shareholder to tax on Global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At March 31, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI related to current-year operations only. The GILTI provision does not impact the 2018 first quarter tax expense due to the fully valued tax attributes carryforward.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2018

Note 8 — Loss Per Share

The following table is a reconciliation of the weighted average shares used in the computation of loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2018			2017
	Loss	Weighted Average Shares	Per-Share	Loss	Weighted Average Shares	Per-Share
Loss per share — basic and diluted
Net loss available to common stockholders	$(36,244)	23,100	$(1.57)	$(18,316)	18,104	$(1.01)

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of warrants, options, restricted stock awards, restricted stock units and convertible debt to the extent they are dilutive). The weighted average number of common shares outstanding excludes shares repurchased pursuant to a prepaid forward share repurchase agreement associated with the issuance of the Convertible Senior Notes due 2020. Common share equivalents that could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted earnings per share due to being anti-dilutive, totaled approximately 24,917,528 and 22,969,239 for the three months ended March 31, 2018 and 2017, respectively.

Note 9 — Common Stock and Preferred Stock

In January and February 2017, the Company issued an aggregate of 873,787 shares of restricted stock at a value of approximately $4.5 million to two executive officers, which vest, subject to certain company financial performance criteria and market conditions, over a three year period. In addition, an aggregate of 94,102 shares of restricted stock at an aggregate value of approximately $0.5 million were issued to its five non-employee directors, which vested in January 2018.

In January and February 2017, the Company issued an aggregate of 2,865,000 shares of its common stock at a value of $15.1 million to holders of its 2018 convertible senior notes as partial consideration for the exchange at par of $39.1 million principal amount of such notes.

In March 2017, the Company entered into an agreement to issue 3,660,891 shares of its common stock at an aggregate price of $19.3 million to a Hong Kong affiliate of its China joint venture partner. After their shareholder and China regulatory approval, the transaction closed on April 27, 2017. Upon the closing, the Company added a representative of Meisheng as a non-employee director and issued 13,319 shares of restricted stock at a value of $0.1 million, which vested in January 2018.

In June 2017, the Company issued an aggregate of 112,400 shares of its common stock at a value of approximately $0.4 million to holders of its 2018 convertible senior notes as partial consideration for the exchange at par of $11.6 million principal amount of such notes.

In January 2018, the Company issued an aggregate of 1,914,894 shares of restricted stock at a value of approximately $4.5 million to two executive officers, which vest, subject to certain company financial performance criteria and market conditions, over a three year period. In addition, an aggregate of 249,480 shares of restricted stock at an aggregate value of approximately $0.6 million were issued to its six non-employee directors, which vest in January 2019.

All issuances of common stock, including those issued pursuant to stock option and warrant exercises, restricted stock grants and acquisitions, are issued from the Company’s authorized but not issued and outstanding shares.

No dividend was declared or paid in the first quarter of 2018 and in 2017.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2018

Note 10 — Joint Ventures

The Company owns a fifty percent interest in a joint venture (“Pacific Animation Partners”) with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company. The joint venture was created to develop and produce a boys’ animated television show, which it licensed worldwide for television broadcast as well as consumer products. The Company produced toys based upon the television program under a license from the joint venture which also licensed certain other merchandising rights to third parties. The joint venture completed and delivered 65 episodes of the show, which began airing in February 2012, and has since ceased production of the television show. For the three months ended March 31, 2018 and 2017, the Company recognized income from the joint venture of $22,000 and nil, respectively.

As of March 31, 2018 and December 31, 2017, the balance of the investment in the Pacific Animation Partners joint venture is nil.

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

In November 2014, the Company entered into a joint venture with Meisheng Culture & Creative Corp., for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the income from the joint venture for the three months ended March 31, 2018 and 2017 was income of $51,000 and $31,000, respectively.

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited, a Hong Kong-based subsidiary of Meisheng (“HK Meisheng”), for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and HK Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng will oversee through the Company’s existing distribution joint venture. The non-controlling interest’s share of the loss from the joint venture for three months ended March 31, 2018 and 2017 was nil. As of April 27, 2017, Hong Kong Meisheng Cultural Company Limited beneficially owns more than 10% of the Company’s outstanding common stock.

Note 11 — Goodwill

The changes to the carrying amount of goodwill as of March 31, 2018 are summarized as follows (in thousands):

Total
Balance, December 31, 2017	$35,384
Adjustments to goodwill for foreign currency translation	208
Balance, March 31, 2018	$35,592

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, on an interim basis, if certain events or circumstances indicate that an impairment loss may have been incurred. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. Based on several factors that occurred during the quarter ended March 31, 2018, the Company determined the fair value of its reporting units should be retested for potential impairment. As a result of the retesting performed, no goodwill impairment was determined to have occurred for the three months ended March 31, 2018.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2018

Note 12 — Intangible Assets Other Than Goodwill

Intangible assets other than goodwill consist primarily of licenses, product lines, customer relationships and trademarks. Amortized intangible assets are included in intangibles in the accompanying condensed consolidated balance sheets. Trademarks are disclosed separately in the accompanying condensed consolidated balance sheets. Intangible assets as of March 31, 2018 and December 31, 2017 include the following (in thousands, except for weighted useful lives):

		March 31, 2018			December 31, 2017
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)
Amortized Intangible Assets:
Licenses	5.81	$20,130	$(18,900)	$1,230	$20,130	$(18,620)	$1,510
Product lines	10.36	33,858	(14,065)	19,793	33,858	(13,178)	20,680
Customer relationships	4.90	3,152	(3,152)	—	3,152	(3,152)	—
Trade names	5.00	3,000	(3,000)	—	3,000	(3,000)	—
Non-compete agreements	5.00	200	(200)	—	200	(200)	—
Total amortized intangible assets		$60,340	$(39,317)	$21,023	$60,340	$(38,150)	$22,190
Unamortized Intangible Assets:
Trademarks		$300	$—	$300	$300	$—	$300

Note 13 — Comprehensive Loss

The table below presents the components of the Company’s comprehensive loss for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net Loss	$(36,193)	$(18,285)
Other comprehensive income:
Foreign currency translation adjustment	1,050	531
Comprehensive loss	(35,143)	(17,754)
Less: Comprehensive income attributable to non-controlling interests	51	31
Comprehensive loss attributable to JAKKS Pacific, Inc.	$(35,194)	$(17,785)

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2018

Note 15 — Share-Based Payments

The Company’s 2002 Stock Award and Incentive Plan (the “Plan”), as amended, provides for the awarding of stock options, restricted stock and restricted stock units to certain key employees, executive officers and non-employee directors. Current awards under the Plan include grants to directors, executive officers and certain key employees of restricted stock awards and units, with vesting contingent upon (a) the completion of specified service periods ranging from one to five years and/or (b) meeting certain financial performance and/or market-based metrics. Unlike the restricted stock awards, the shares for the restricted stock units are not issued until they vest. The Plan is more fully described in Notes 15 and 17 to the Condensed Consolidated Financial Statements in the Company’s 2017 Annual Report on Form 10-K.

The following table summarizes the total share-based compensation expense and the related tax benefits recognized for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Restricted stock compensation expense	$676	$748
Tax benefit related to restricted stock compensation	—	—

Restricted Stock Awards

Restricted stock award activity (including those with performance-based vesting criteria) for the three months ended March 31, 2018 is summarized as follows:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Fair Value
Outstanding, December 31, 2017	981,208	$5.15
Awarded	2,164,374	2.35
Released	(194,800)	5.14
Forfeited	—	—
Outstanding, March 31, 2018	2,950,782	3.10

As of March 31, 2018, there was $4.4 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.73 years.

 Restricted Stock Units

Restricted stock unit activity (including those with performance-based vesting criteria) for the three months ended March 31, 2018 is summarized as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Fair Value
Outstanding, December 31, 2017	959,192	$5.15
Awarded	—	—
Released	(125,290)	5.15
Forfeited	(79,831)	5.15
Outstanding, March 31, 2018	754,071	5.15

As of March 31, 2018, there was $1.8 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.3 years.

Stock Options

There has been no stock option activity pursuant to the Plan since December 31, 2015.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2018
Note 16 — Fair Value Measurements

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

The following table summarizes our financial assets measured at fair value on a recurring basis as of March 31, 2018 (in thousands):

		Fair Value Measurements
	Carrying Amount as of	As of March 31, 2018
	March 31, 2018	Level 1	Level 2	Level 3

Cash equivalents	$8,169	$8,169	$—	$—
3.25% Convertible senior notes due in 2020	23,490	—	—	23,490

		Fair Value Measurements
	Carrying Amount as of	As of December 31, 2017
	December 31, 2017	Level 1	Level 2	Level 3

Cash equivalents	$13,718	$13,718	$—	$—
3.25% Convertible senior notes due in 2020	22,469	—	—	22,469

The following table provides a reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

2018
Balance at January 1, 2018	$22,469
Change in fair value	1,021
Balance at March 31, 2018	$23,490

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2018

Note 17 — Liquidity

As of March 31, 2018 and December 31, 2017, the Company held cash and cash equivalents of $46.8 million and $65.0 million, respectively. Cash and cash equivalents held outside of the United States in various foreign subsidiaries totaled $39.7 million and $52.8 million as of March 31, 2018 and December 31, 2017, respectively. The cash and cash equivalent balances in foreign subsidiaries have been fully taxed in the U.S. in connection with the Tax Cuts and Jobs Act, and would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which would not be significant as of March 31, 2018.

The Company’s primary sources of working capital are cash flows from operations and borrowings under its credit facility (see Note 5).

Typically, cash flows from operations are impacted by the effect on sales of (1) the appeal of the Company’s products, (2) the success of its licensed brands, (3) the highly competitive conditions existing in the toy industry, (4) dependency on a limited set of large customers, and (5) general economic conditions. A downturn in any single factor or a combination of factors could have a material adverse impact upon the Company’s ability to generate sufficient cash flows to operate the business. In addition, the Company’s business and liquidity are dependent to a significant degree on its vendors and their financial health, as well as the ability to accurately forecast the demand for products. The loss of a key vendor, or material changes in support by them, or a significant variance in actual demand compared to the forecast, can have a material adverse impact on the Company’s cash flows and business. Given the conditions in the toy industry environment in general, vendors, including licensors, may seek further assurances or take actions to protect against non-payment of amounts due them. Changes in this area could have a material adverse impact on the Company’s liquidity.

Cash and cash equivalents, projected cash flow from operations and borrowings under the Company’s credit facility should be sufficient to meet working capital and capital expenditure requirements, and allow the repayment of the Company’s indebtedness in 2018, for the next 12 months with certain mitigating plans described herein. The Company is currently in the process of negotiating to amend its credit facility to allow for certain foreign accounts receivable to be included in the borrowing base calculation to improve the liquidity position. The Company is also in the process of negotiating a term loan with another bank under which the amount advanced would be based on certain types of inventory. These two transactions would provide the Company with additional working capital after the 2018 convertible notes of $21.2 million are effectively repaid on or about June 15, 2018 as a result of the springing maturity provision included in its credit facility. The Company cannot make assurances that it will be able to close the aforementioned two transactions or that it will have the financial resources required to obtain, or that the conditions of the capital markets will support, any future debt or equity financings. In addition, the Company’s ability to fund operations and retire or refinance the 2018 convertible notes is dependent on a number of factors, some of which are beyond its control, including the Company’s future operating performance and the factors mentioned above and included in “Risk Factors” in Item 1A of this Form 10-Q. If the Company is unable to amend its credit facility to increase the borrowing base, close the contemplated term loan, refinance the 2018 convertible notes or secure another source of capital on commercially reasonable terms, it may be required to take additional measures, such as reorganizing its cost structure and adjusting inventory purchases and/or payment terms with suppliers, which could have a material adverse impact on its revenues and business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and Notes thereto, which appear elsewhere herein.

Critical Accounting Policies and Estimates

The accompanying condensed consolidated financial statements and supplementary information were prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are discussed in Note 2 to the Condensed Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Inherent in the application of many of these accounting policies is the need for management to make estimates and judgments in the determination of certain revenues, expenses, assets and liabilities. As such, materially different financial results can occur as circumstances change and additional information becomes known. The policies with the greatest potential effect on our results of operations and financial position include:

Allowance for Doubtful Accounts. Our allowance for doubtful accounts is based upon management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging, customer disputes and the collectability of specific customer accounts. If there were a deterioration of a major customer’s creditworthiness, or actual defaults higher than our historical experience, our estimates of the recoverability of amounts due to us could be overstated, which could have an adverse impact on our operating results. Our allowance for doubtful accounts is also affected by the time at which doubtful accounts receivable balances are actually written off.

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

Revenue Recognition. Revenue is recognized upon the shipment of goods to customers or their agents, depending upon terms, provided that control of the goods has transferred.

Generally, we do not allow product returns. We provide our customers a negotiated allowance for breakage or defects, which is recorded when the related revenue is recognized. However, we do make occasional exceptions to this policy and consequently accrue a return allowance based upon historic return amounts and management estimates. We occasionally grant credits to facilitate markdowns and sales of slow moving merchandise. These credits are recorded as a reduction of gross sales at the time of the sale.

Fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we use various methods including market, income and cost approaches. Based upon these approaches, we often utilize certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or unobservable inputs. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based upon observable inputs used in the valuation techniques, we are required to provide information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values into three broad levels as follows:

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

In instances where the determination of the fair value measurement is based upon inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based upon the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following table summarizes our financial assets measured at fair value on a recurring basis as of March 31, 2018 (in thousands):

		Fair Value Measurements
	Carrying Amount as of	As of March 31, 2018
	March 31, 2018	Level 1	Level 2	Level 3

Cash equivalents	$8,169	$8,169	$—	$—
3.25% Convertible senior notes due in 2020	23,490	—	—	23,490

		Fair Value Measurements
	Carrying Amount as of	As of December 31, 2017
	December 31, 2017	Level 1	Level 2	Level 3

Cash equivalents	$13,718	$13,718	$—	$—
3.25% Convertible senior notes due in 2020	22,469	—	—	22,469

The following table provides a reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

2018
Balance at January 1, 2018	$22,469
Change in fair value	1,021
Balance at March 31, 2018	$23,490

Our accounts receivable, accounts payable and accrued expenses represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of fair value.

In August 2017, we agreed with Oasis Management and Oasis Investments II Master Fund Ltd., the holder of approximately $21.5 million face amount of our 4.25% convertible senior notes due in 2018 (“2018 Notes”), to exchange and extend the maturity date of these notes to November 1, 2020. In addition, the interest rate was reduced to 3.25% per annum and the conversion rate was increased to 328.0302 shares of our common stock per $1,000 principal amount of notes, among other things. These notes are hereafter referred to as the “3.25% Convertible Senior Notes due in 2020” or “3.25% 2020 Notes.” After execution of a definitive agreement and final approval by the other members of our Board of Directors and Oasis’ Investment Committee, the transaction closed on November 7, 2017. The principal balance of the remaining 2018 Notes amounted to $21.2 million. In connection with the transaction, we elected the fair value option of measurement for the 3.25% 2020 Notes under ASC 815 Derivatives and Hedging. As a result, these notes are re-measured each reporting period using Level 3 inputs (Monte Carlo simulation model and inputs for stock price, risk-free rate and volatility), with changes in fair value reflected in current period earnings in our condensed consolidated statements of operations. We evaluated our credit risk as of March 31, 2018, and determined that there was no change from December 31, 2017. At March 31, 2018, the 3.25% 2020 Notes had a fair value of $23.5 million.

The fair value of the remaining 4.25% convertible senior notes due 2018 as of March 31, 2018 and December 31, 2017 was $20.3 million and $20.5 million, respectively, based upon the most recent quoted market prices, and the fair value of the 4.875% convertible senior notes payable due 2020 as of March 31, 2018 and December 31, 2017 was $95.5 million and $89.7 million, respectively, based upon the most recent quoted market prices. The fair values of the convertible senior notes are considered to be Level 3 measurements on the fair value hierarchy.

For the three months ended March 31, 2018, there was no impairment to the value of the Company’s non-financial assets.

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

Due to the subjective nature of the impairment analysis, significant changes in the assumptions used to develop the estimate could materially affect the conclusion regarding the future cash flows necessary to support the valuation of long-lived assets, including goodwill. The valuation of goodwill involves a high degree of judgment. Based upon the assumptions underlying the valuation, impairment is determined by estimating the fair value of a reporting unit and comparing that value to the reporting unit’s book value. If the implied fair value is more than the book value of the reporting unit, an impairment loss is not indicated. If impairment exists, the fair value of the reporting unit is allocated to all of its assets and liabilities excluding goodwill, with the excess amount representing the fair value of goodwill. An impairment loss is measured as the amount by which the book value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill. Based on several factors that occurred during the quarter ended March 31, 2018, we determined the fair value of our reporting units should be retested for potential impairment. As a result of the retesting performed, no goodwill impairment was determined to have occurred for the three month period ended March 31, 2018.

Goodwill, Trademarks and Intangible assets (net) amounted to $56.9 million as of March 31, 2018 and $57.9 million as of December 31, 2017.

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

Discrete Items for Income Taxes. The discrete expense recorded in the three months ended March 31, 2018 is $97,000 which is primarily related to excess tax deficiencies fully offset by valuation allowance and change in uncertain tax positions. For the comparable period in 2017, a discrete tax expense was recorded for excess tax deficiencies, which was fully offset by valuation allowance.

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

We accrue a tax reserve for additional income taxes, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of March 31, 2018 and December 31, 2017, our income tax reserves were approximately $1.3 million and $1.3 million, respectively. The $1.3 million balance primarily relates to the potential tax settlements in Hong Kong and adjustments in the area of withholding taxes. Our income tax reserves are accounted for in income taxes payable.

Share-Based Compensation. We grant restricted stock units and awards to our employees (including officers) and to non-employee directors under our 2002 Stock Award and Incentive Plan (the “Plan”), as amended. The benefits provided under the Plan are share-based payments. We amortize over a requisite service period, the net total deferred restricted stock expense based upon the fair value of the stock on the date of the grants. In certain instances, the service period may differ from the period in which each award will vest. Additionally, certain groups of grants are subject to an expected forfeiture rate calculation.

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

On January 1, 2018, we adopted the new accounting standard ASC 606, (Topic 606), Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, (Topic 605).

There is no impact to our condensed consolidated financial statements resulting from the adoption of Topic 606 as the timing and measurement of revenue remained consistent with Topic 605, although our approach to revenue recognition is now based on the transfer of control. Further, there is no difference in the amounts of the revenue and cost of sales reported in our income statement for the quarter ending March 31, 2018 that were recognized pursuant to Topic 606 and those that would have been reported pursuant to Topic 605.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The new guidance is intended to improve the recognition and measurement of financial instruments. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The adoption of this standard does not have an impact on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”. ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of the pending adoption of this new standard on our condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The new guidance is intended to reduce diversity in practice in how transactions are classified in the statement of cash flows. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. We early adopted this standard during the second quarter of 2017. The adoption of this standard does not have an impact on our condensed consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory.” The amendments in this ASU reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard does not have an impact on our condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. The update requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. We early adopted this standard during the second quarter of 2017. The adoption of this standard had a reclassification impact for the three month period ended March 31, 2017. The restricted cash as of March 31, 2017, in the amount of $10.6 million, was previously classified as a financing activity related to borrowings exceeding our borrowing base availability under the Wells Fargo credit facility. The increase to cash and cash equivalents was $10.6 million.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this standard does not have an impact on our condensed consolidated financial statements.

In January 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which gives entities the option to reclassify to retained earnings the tax effects resulting from the Act related to items in Accumulated Other Comprehensive Income (“AOCI”) that the FASB refers to as having been stranded in AOCI. The new guidance may be applied retrospectively to each period in which the effect of the Act is recognized in the period of adoption. We could adopt this guidance for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued or made available for issuance, including the period the Act was enacted. The guidance, when adopted, will require new disclosures regarding a company’s accounting policy for releasing the tax effects in AOCI and permit the company the option to reclassify to retained earnings the tax effects resulting from the Act that are stranded in AOCI. We are not early adopting at this time and do not have plans to adopt this new guidance.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended March 31,
	2018	2017
Net sales	100.0%	100.0%
Cost of sales	75.3	68.2
Gross profit	24.7	31.8
Selling, general and administrative expenses	63.0	48.4
Loss from operations	(38.3)	(16.6)
Other income	—	—
Change in fair value of convertible senior notes	(1.1)	—
Interest income	—	—
Interest expense	(2.0)	(3.1)
Loss before benefit from income taxes	(41.4)	(19.7)
Benefit from income taxes	(2.5)	(0.3)
Net loss	(38.9)	(19.4)
Net income attributable to non-controlling interests	0.1	—
Net loss attributable to JAKKS Pacific, Inc.	(39.0)%	(19.4)%

The following unaudited table summarizes, for the periods indicated, certain statements of operations data by segment (in thousands):

	Three Months Ended March 31,
	2018	2017
Net Sales
U.S. and Canada	$70,535	$70,912
International	17,299	19,942
Halloween	5,170	3,651
	93,004	94,505
Cost of Sales
U.S. and Canada	51,642	47,627
International	13,825	12,608
Halloween	4,578	4,249
	70,045	64,484
Gross Profit (Loss)
U.S. and Canada	18,893	23,285
International	3,474	7,334
Halloween	592	(598)
	$22,959	$30,021

Comparison of the Three Months Ended March 31, 2018 and 2017

Net Sales

U.S. and Canada. Net sales of our U.S. and Canada segment were $70.5 million for the three months ended March 31, 2018 compared to $70.9 million for the prior year period, representing a slight decrease of $0.4 million, or 0.6%. There was a decrease in unit sales of Moana, Beauty and the Beast Live Action, Gift ‘Ems, and our Seasonal products, partially offset by an increase in unit sales of Incredibles 2 and Squish Dee Lish, which were not sold in the prior year period.

International. Net sales of our International segment were $17.3 million for the three months ended March 31, 2018 compared to $19.9 million for the prior year period, representing a decrease of $2.6 million, or 13.1%. The decrease in net sales was primarily driven by declines in unit sales of Smurfs, Tsum Tsum, and Beauty and the Beast Live Action lines. These declines were partially offset by an increase in unit sales of Incredibles 2 and Squish Dee Lish products, which were not sold in the prior year period.

Halloween. Net sales of our Halloween segment were $5.2 million for the three months ended March 31, 2018 compared to $3.7 million for the prior year period, representing an increase of $1.5 million, or 40.5%. The increase in net sales was driven by an increase in unit sales of a variety of products in 2018, partially offset by a decrease in average unit prices.

Cost of Sales

U.S. and Canada. Cost of sales of our U.S. and Canada segment was $51.6 million, or 73.2% of related net sales for the three months ended March 31, 2018 compared to $47.6 million, or 67.1% of related net sales for the prior year period, representing an increase of $4.0 million, or an increase as a percent of net sales of 8.4%. The increase in dollars and percent of net sales, year over year, is due to a higher average direct cost of goods sold percentage and higher average royalty rate, resulting from a shift in product mix and a royalty charge due to minimum royalty guarantee shortfalls driven by the announced liquidation of Toys “R” Us. These increases were partially offset by reduced depreciation of molds and tools due to a change in useful life estimate made in 2017.

International. Cost of sales of our International segment was $13.8 million, or 79.8% of related net sales for the three months ended March 31, 2018 compared to $12.6 million, or 63.3% of related net sales for the prior year period. This represents an increase of $1.2 million, or an increase as a percent of net sales of 9.5%. The increase in dollars and percent of net sales, year over year, is due to a higher average royalty rate in 2018 due to product mix and a charge for the aforementioned minimum guarantee royalty shortfalls, as well as a higher direct cost of goods sold percentage due to product mix.

Halloween. Cost of sales of our Halloween segment was $4.6 million, or 88.5% of related net sales for the three months ended March 31, 2018 compared to $4.2 million, or 113.5% of related net sales for the prior year period, representing an increase in dollars of $0.4 million, or an increase as a percent of net sales of 9.5%. The increase as a percent of net sales, year over year, is due to higher royalty expense, driven in part by the aforementioned minimum guarantee royalty shortfalls, partially offset by lower direct cost of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $58.6 million for the three months ended March 31, 2018 compared to $45.7 million for the prior year period constituting 63.0% and 48.4% of net sales, respectively. Selling, general and administrative expenses increased by $12.9 million from the prior year period primarily driven by bad debt related to the Toys "R" Us liquidation.

Interest Expense

Interest expense was $1.9 million for the three months ended March 31, 2018, as compared to $2.9 million in the prior year period. In the three months ended March 31, 2018, we booked interest expense of $1.6 million related to our convertible senior notes payable due in 2018 and 2020 and an immaterial amount related to our revolving credit facility. In the three months ended March 31, 2017, we booked interest expense of $2.7 million related to our convertible senior notes payable due in 2018 and 2020 and $0.2 million related to our revolving credit facility. The decrease in 2018 is the result of lower average debt balances in 2018 due to convertible debt repurchases and retirements in 2017.

Provision for (Benefit) Income Taxes

Our income tax benefit, which includes federal, state and foreign income taxes and discrete items, was $2.3 million, or an effective tax rate of 6.1%, for the three months ended March 31, 2018. During the comparable period in 2017, our income tax benefit was $0.3 million, or an effective tax rate of 1.8%.

Seasonality and Backlog

The retail toy industry is inherently seasonal. Generally, our sales have been highest during the third and fourth quarters, and collections for those sales have been highest during the succeeding fourth and first quarters. Our working capital needs have been highest during the second and third quarters.

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

Liquidity and Capital Resources

As of March 31, 2018, we had working capital of $102.8 million, compared to $146.9 million as of December 31, 2017. The decrease was primarily attributable to the net loss, lower accounts receivable, and use of working capital for capital expenditures and to repay borrowings on our credit facility.

Operating activities used net cash of $11.4 million in the three months ended March 31, 2018, as compared to providing net cash of $9.9 million in the prior year period. Net cash was primarily impacted by a decrease in accounts receivable, partially offset by an increase in prepaid expenses and other assets, and decreases in accounts payable and accrued expenses. Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 91 days as of March 31, 2018, compared to 94 days as of March 31, 2017. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 21% payable on net sales of such products. As of March 31, 2018, these agreements required future aggregate minimum royalty guarantees of $107.0 million, exclusive of $14.3 million in advances already paid. Of this $107.0 million future minimum royalty guarantee, $43.8 million is due over the next twelve months.

Our investing activities used net cash of $2.6 million in the three months ended March 31, 2018, as compared to using net cash of $4.4 million in the prior year period, consisting of cash paid for the purchase of molds and tooling used in the manufacture of our products.

Our financing activities used net cash of $5.1 million in the three months ended March 31, 2018, as compared to using net cash $24.1 million in the prior year period primarily consisting of the repayment of credit facility borrowings and the repurchase of convertible senior notes in the 2018 and 2017 period, respectively.

 In March 2014, we and our domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (“GECC”). The loan agreement, as amended and subsequently assigned to Wells Fargo Bank, N.A. pursuant to its acquisition of GECC, provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain domestic accounts receivable and inventory (the “WF Loan Agreement”). The amounts outstanding under the credit facility, as amended, are payable in full upon maturity of the facility on March 27, 2019, except that the credit facility will mature on June 15, 2018 if we do not refinance or extend the maturity of the Convertible Senior Notes that mature in 2018, provided that any such refinancing or extension shall have a maturity date that is no sooner than six months after the stated maturity of the facility (on or about September 27, 2019). The credit facility is secured by a security interest in favor of the lender covering a substantial amount of our assets. As of March 31, 2018, there were no outstanding borrowings and the amount of outstanding stand-by letters of credit totaled $13.7 million; the total excess borrowing capacity was $10.0 million. As of December 31, 2017, the amount of outstanding borrowings was $5.0 million and the amount of outstanding stand-by letters of credit totaled $20.0 million; the total excess borrowing capacity was $14.1 million.

In July 2013, we sold an aggregate of $100.0 million principal amount of 4.25% convertible senior notes due 2018 (the “2018 Notes”). The 2018 Notes, which are senior unsecured obligations, pay interest semi-annually in arrears on August 1 and February 1 of each year at a rate of 4.25% per annum and will mature on August 1, 2018. The initial and still conversion rate for the 2018 Notes is 114.3674 shares of our common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.74 per share of common stock, subject to adjustment in certain events. Upon conversion, the 2018 Notes will be settled in shares of our common stock. Holders of the 2018 Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2018 Notes). In 2016, we repurchased and retired $6.1 million principal amount of the 2018 Notes. In 2017, we exchanged and retired an aggregate of $51.1 million principal amount of the 2018 Notes at par for $35.6 million in cash and approximately 3.0 million shares of our common stock. In addition, $21.5 million principal amount of the 2018 Notes was exchanged and their maturity extended to November 1, 2020 along with a reduction in the interest rate to 3.25% per annum if paid in cash and a reduction in the conversion price to $3.05 per share (the “3.25% 2020 Notes”).

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

On January 25, 2018, Hongkong Meisheng Cultural Company Limited (“Meisheng”) submitted to our Board of Directors a letter containing a non-binding proposal (“Expression of Interest”) expressing Meisheng’s interest in acquiring additional shares of our common stock for $2.95 per share. Upon completion of the transaction, Meisheng’s shareholdings and voting rights would increase to 51%. As of March 31, 2018, Meisheng owned 18% of our outstanding common stock. The proposal states that it is subject to due diligence, and that Meisheng intends to fund the transaction through a combination of existing cash on hand and/or other financing sources to the extent required for the restructuring or refinancing of the Company’s outstanding convertible senior notes. Additionally, the Expression of Interest states that the transaction is subject to approval by Meisheng’s Board of Directors, shareholders and Chinese regulatory authorities. Our Board of Directors has authorized a Special Committee comprised solely of independent directors to evaluate the Expression of Interest.

As of March 31, 2018 and December 31, 2017, we held cash and cash equivalents of $46.8 million and $65.0 million, respectively. Cash and cash equivalents held outside of the United States in various foreign subsidiaries totaled $39.7 million and $52.8 million as of March 31, 2018 and December 31, 2017, respectively. The cash and cash equivalent balances in our foreign subsidiaries have been fully taxed in the U.S. in connection with the Tax Cuts and Jobs Act, and would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which would not be significant as of March 31, 2018.

Our primary sources of working capital are cash flows from operations and borrowings under our credit facility (see Note 5 - Credit Facility in the accompanying notes to the condensed consolidated financial statements for additional information).

Typically, cash flows from operations are impacted by the effect on sales of (1) the appeal of our products, (2) the success of our licensed brands, (3) the highly competitive conditions existing in the toy industry, (4) our dependency on a limited set of large customers, and (5) general economic conditions. A downturn in any single factor or a combination of factors could have a material adverse impact upon our ability to generate sufficient cash flows to operate our business. In addition, our business and liquidity are dependent to a significant degree on our vendors and their financial health, as well as our ability to accurately forecast the demand for our products. The loss of a key vendor, or material changes in support by them, or a significant variance in actual demand compared to our forecast, can have a material adverse impact on our cash flows and business. Given the conditions in the toy industry environment in general, vendors, including our licensors, may seek further assurances or take actions to protect against non-payment of amounts due them. Changes in this area could have a material adverse impact on our liquidity.

We believe that our cash and cash equivalents, projected cash flow from operations and borrowings under our credit facility should be sufficient to meet our working capital and capital expenditure requirements, and allow us to repay our indebtedness in 2018, for the next 12 months with certain mitigating plans described herein. We are currently in the process of negotiating to amend our credit facility to allow for certain foreign accounts receivable to be included in the borrowing base calculation to improve our liquidity position. We are also in the process of negotiating a term loan with another bank under which the amount advanced would be based on certain types of inventory. These two transactions would provide us with additional working capital after the 2018 convertible notes of $21.2 million are effectively repaid on or about June 15, 2018 as a result of the springing maturity provision included in our credit facility. We cannot make assurances that we will be able to close the aforementioned two transactions or that we will have the financial resources required to obtain, or that the conditions of the capital markets will support, any future debt or equity financings. In addition, our ability to fund operations and retire or refinance our 2018 convertible notes is dependent on a number of factors, some of which are beyond our control, including our future operating performance and the factors mentioned above and included in “Risk Factors” in Item 1A of this Form 10-Q. If we are unable to amend our credit facility to increase the borrowing base, close the contemplated term loan, refinance our 2018 convertible notes or secure another source of capital on commercially reasonable terms, we may be required to take additional measures, such as reorganizing our cost structure and adjusting our inventory purchases and/or payment terms with suppliers, which could have a material adverse impact on our revenues and business.

As of March 31, 2018, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of March 31, 2018, we have outstanding convertible senior notes payable of $21.2 million principal amount due August 2018 with a fixed interest rate of 4.25% per annum, $113.0 million principal amount due June 2020 with a fixed interest rate of 4.875% per annum, and $21.5 million principal amount due November 2020 with a fixed interest rate of 3.25% per annum if paid in cash. As the interest rates on the notes are at fixed rates, we are not generally subject to any direct risk of loss related to these notes arising from changes in interest rates.

Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility (see Note 5 - Credit Facility in the accompanying notes to the condensed consolidated financial statements for additional information). Borrowings under the revolving credit facility bear interest at a variable rate based on Base Rate or LIBOR Rate at the option of the Company. For Base Rate loans, the interest rate is equal to a margin of 1.25% plus the highest of (i) the Federal Funds Rate plus a margin of 0.50%, (ii) the rate last quoted by The Wall Street Journal as the “Prime Rate,” or (iii) the sum of a LIBOR rate plus 1.00%. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin of 2.25%. Borrowings under the revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the three months ended March 31, 2018, the maximum amount borrowed under the revolving credit facility was $5.0 million and the average amount of borrowings outstanding was $3.4 million. As of March 31, 2018, the amount of total borrowings outstanding under the revolving credit facility was nil. If the prevailing market interest rates relative to these borrowings increased by 10%, our interest expense during the period ended March 31, 2018 would have increased by less than $0.1 million.

Foreign Currency Risk

We have wholly-owned subsidiaries in Hong Kong, China, the United Kingdom, Germany, France, Spain, Canada and Mexico. Sales are generally made by these operations on FOB China or Hong Kong terms and are denominated in U.S. dollars. However, purchases of inventory and Hong Kong operating expenses are typically denominated in Hong Kong dollars and local operating expenses in the United Kingdom, Germany, France, Spain, Canada, Mexico and China are denominated in local currency, thereby creating exposure to changes in exchange rates. Changes in the U.S. dollar exchange rates may positively or negatively affect our results of operations. The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to US$1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. We do not believe that near-term changes in these exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows. Therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of these foreign currencies.

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

Historically, we have experienced growth in our product lines through acquisitions of businesses, products and licenses. This growth in product lines has contributed significantly to our total revenues over the last few years. Even though we have had no significant acquisitions since 2012, comparing our future period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure you that we will continue to experience growth in, or maintain our present level of, net sales.

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

Our three largest customers, one of which is Toys “R” Us (see separate risk factor below), accounted for 54.5% and 55.3% of our net sales for the three months ended March 31, 2018 and 2017, respectively. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers and pursuant to the terms of certain of our vendor agreements, even some purchase orders may be cancelled without penalty up until delivery. A substantial reduction in or termination of orders from any of our largest customers could adversely affect our business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, and changes in other terms of sale or for us to bear the risks and the cost of carrying inventory could also adversely affect our business, financial condition and results of operations. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the bankruptcy or other lack of success of one or more of our significant retailers could negatively impact our revenues and bad debt expense.

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

On March 15, 2018, Toys “R” Us (“TRU”) filed a motion to conduct an orderly wind down of its operations in the U.S. and commence store closing sales at all 735 U.S. stores. The total worldwide pre and post-petition gross accounts receivable balance as of March 31, 2018 is $35.1 million. In April 2018, we collected $12.0 million from our insurance carrier and $0.6 million from TRU, resulting in a net receivable from TRU of $22.5 million. We have fully reserved for the $22.5 million net receivable balance as of March 31, 2018 (See Note 2).

At March 31, 2018 and December 31, 2017, our TRU consolidated accounts receivable balance represented 29.4% and 26.4%, respectively, of our gross accounts receivable.

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

We sell products and operate facilities in numerous countries outside the United States. Sales to our international customers comprised approximately 23.3% and 26.4% of our net sales for the three months ended March 31, 2018 and 2017, respectively. While international sales were down in the first quarter of 2018 compared to the same period in prior year, we expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we utilize third-party manufacturers, located principally in China, and are subject to the risks normally associated with international operations, including:

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

Economic conditions, such as decreased consumer confidence, may adversely impact our margins. In addition, general economic conditions were significantly and negatively affected by the September 11th terrorist attacks and could be similarly affected by any future attacks. Such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could adversely affect our sales and profitability. Other conditions, such as the unavailability of electronic components, may impede our ability to manufacture, source and ship new and continuing products on a timely basis. Significant and sustained increases in the price of oil could adversely impact the cost of the raw materials used in the manufacture of our products, such as plastic.

We may not have the funds necessary to purchase our outstanding convertible senior notes upon a fundamental change or other purchase date, as required by the indenture governing the notes.

In June 2014 we sold an aggregate of $115.0 million principal amount of 4.875% convertible senior notes due on June 1, 2020, of which $113.0 million are currently outstanding (the “2020 Notes”). In July 2013, we sold an aggregate of $100.0 million principal amount of 4.25% convertible senior notes due on August 1, 2018, of which $21.2 million are currently outstanding (the “2018 Notes”) and $21.5 million were exchanged for new notes that mature on November 1, 2020 (the “3.25% 2020 Notes” and collectively with the 2018 Notes and 2020 Notes, the “Notes”). Holders of the Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the Notes). Holders of the Notes may convert their notes upon the occurrence of specified events. Upon conversion, the Notes will be settled in shares of our common stock and/or in cash. Restrictions on borrowings under or loss of our credit facility could have a material adverse effect on our financial condition including an adverse impact on our ability to pay the Notes when due. As disclosed below, the terms of our revolving credit facility requires payment of the 2018 Notes by June 15, 2018, which will place additional pressure on the availability of working capital for operations.

Restrictions under or the loss of availability under our credit facility could adversely impact our financial condition and our ability to pay our convertible senior notes when due or pay for inventory to maintain sales.

In March 2014, we obtained a $75.0 million revolving line of credit. Any amounts borrowed under the revolving credit line are our senior secured obligations. All outstanding borrowings under the revolving credit line are accelerated and become immediately due and payable (and the revolving credit line terminates) in the event of a default which includes, among other things, failure to comply with financial ratio covenants or breach of representations contained in the credit line documents, defaults under other loans or obligations, involvement in bankruptcy proceedings, an occurrence of a change of control or an event constituting a material adverse effect on us (as such terms are defined in the credit line documents). We are also subject to negative covenants which, during the life of the credit line, prohibit and/or limit us from, among other things, incurring certain types of other debt, acquiring other companies, making certain expenditures or investments, changing the character of our business, and certain changes to our executive officers. Our current credit facility requires payment of the 2018 Notes by June 15, 2018 which could limit our available working capital in the 2018 second and third quarters, and could require us to reduce expenditures, including expenditures for inventory, which may adversely impact our revenues and results of operations.

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

The inability to successfully defend claims from taxing authorities or the adoption of new tax legislation could adversely affect our operating results and financial position.

We conduct business in many countries, which requires us to interpret the income tax laws and rulings in each of those jurisdictions. Due to the complexity of tax laws in those jurisdictions as well as the subjectivity of factual interpretations, our estimates of income tax liabilities may differ from actual payments or assessments. Claims from tax authorities related to these differences could have an adverse impact on our results of operations, financial condition, and cash flows. In addition, legislative bodies in the various countries in which we do business may from time to time adopt new tax legislation that could have a material adverse effect on our results of operations, financial condition, and cash flows.

Restructuring our workforce can be disruptive and harm our operating results and financial condition.

We have in the past restructured or made other adjustments to our workforce in response to the economic environment, performance issues, acquisitions, and other internal and external considerations. Restructurings can among other things result in a temporary lack of focus and reduced productivity. These effects could occur in connection with future acquisitions and other restructurings and, as a result, our operating results and financial condition could be negatively affected.

Legal proceedings may harm our business, results of operations, and financial condition.

We are a party to lawsuits and other legal proceedings in the normal course of our business. Litigation and other legal proceedings can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We cannot provide assurance that we will not be a party to additional legal proceedings in the future. To the extent legal proceedings continue for long time periods or are adversely resolved, our business, results of operations, and financial position could be significantly harmed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the first quarter of 2018, the Company did not purchase any of its common stock.

Issuer Unregistered Sale of Equity Securities

During the first quarter of 2018, the Company did not sell any unregistered equity securities.

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

JAKKS PACIFIC, INC.

Date: May 10, 2018	By:	/s/ Brent Novak
Brent Novak
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