Form 10-Q
period 2018-06-30
JAKKS PACIFIC INC
filed 2018-08-09
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or

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

The number of shares outstanding of the issuer’s common stock is 29,169,913 as of August 9, 2018.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2018
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

Assets	June 30, 2018	December 31, 2017
	(Unaudited)
Current assets
Cash and cash equivalents	$36,824	$64,977
Restricted cash	26,167	—
Accounts receivable, net of allowance for doubtful accounts of $23,258 and $10,940 at June 30, 2018 and December 31, 2017, respectively	100,279	142,457
Inventory	62,161	58,432
Prepaid expenses and other assets	24,677	16,803
Total current assets	250,108	282,669
Property and equipment
Office furniture and equipment	15,368	15,043
Molds and tooling	113,911	115,378
Leasehold improvements	10,771	10,936
Total	140,050	141,357
Less accumulated depreciation and amortization	115,344	118,130
Property and equipment, net	24,706	23,227
Intangible assets, net	19,530	22,190
Other long term assets	18,969	6,579
Goodwill	35,268	35,384
Trademarks	300	300
Total assets	$348,881	$370,349
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$68,123	$49,916
Accrued expenses	35,470	42,145
Reserve for sales returns and allowances	21,335	17,622
Short term debt, net	19,048	5,000
Convertible senior notes, net	21,163	21,075
Total current liabilities	165,139	135,758
Convertible senior notes, net	137,323	133,497
Other liabilities	4,346	4,537
Income taxes payable	994	1,261
Deferred income taxes, net	784	783
Total liabilities	308,586	275,836
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 29,169,913 and 26,957,354 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	30	27
Treasury stock, at cost; 3,112,840 shares	(24,000)	(24,000)
Additional paid-in capital	216,709	215,809
Accumulated deficit	(140,036)	(85,233)
Accumulated other comprehensive loss	(13,399)	(13,059)
Total JAKKS Pacific, Inc. stockholders' equity	39,304	93,544
Non-controlling interests	991	969
Total stockholders' equity	40,295	94,513
Total liabilities and stockholders' equity	$348,881	$370,349

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2018	2017	2018	2017
Net sales	$105,781	$119,565	$198,785	$214,070
Cost of sales	77,840	85,846	147,885	150,330
Gross profit	27,941	33,719	50,900	63,740
Selling, general and administrative expenses	40,081	47,827	98,698	93,572
Income (loss) from operations	(12,140)	(14,108)	(47,798)	(29,832)
Income from joint ventures	205	105	227	105
Other income	31	159	81	182
Change in fair value of convertible senior notes	(2,410)	—	(3,431)	—
Interest income	14	10	28	14
Interest expense	(2,197)	(2,537)	(4,133)	(5,469)
Income (loss) before provision for (benefit from) income taxes	(16,497)	(16,371)	(55,026)	(35,000)
Provision for (benefit from) income taxes	2,091	316	(245)	(28)
Net income (loss)	(18,588)	(16,687)	(54,781)	(34,972)
Net income (loss) attributable to non-controlling interests	(29)	55	22	86
Net income (loss) attributable to JAKKS Pacific, Inc.	$(18,559)	$(16,742)	$(54,803)	$(35,058)
Income (loss) per share - basic and diluted	$(0.80)	$(0.77)	$(2.37)	$(1.77)
Shares used in income (loss) per share - basic and diluted	23,106	21,616	23,103	19,865
Comprehensive income (loss)	$(19,978)	$(14,752)	$(55,121)	$(32,506)
Comprehensive income (loss) attributable to JAKKS Pacific, Inc.	$(19,949)	$(14,807)	$(55,143)	$(32,592)

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30, (Unaudited)
	2018	2017
Cash flows from operating activities
Net income (loss)	$(54,781)	$(34,972)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,428	10,113
Write-off and amortization of debt issuance costs	556	1,383
Share-based compensation expense	987	1,460
Provision for doubtful accounts	12,468	2,893
Gain on disposal of property and equipment	(28)	(23)
Gain on extinguishment of convertible senior notes	—	(114)
Change in fair value of convertible senior notes	3,431	—
Changes in operating assets and liabilities:
Accounts receivable	29,710	60,229
Inventory	(3,729)	(5,785)
Prepaid expenses and other assets	(19,840)	(12,336)
Accounts payable	18,497	15,322
Accrued expenses	(6,675)	(16,255)
Reserve for sales returns and allowances	3,713	(7,368)
Income taxes payable	(267)	(1,043)
Other liabilities	(190)	(265)
Total adjustments	46,061	48,211
Net cash provided by (used in) operating activities	(8,720)	13,239
Cash flows from investing activities
Purchases of property and equipment	(6,510)	(7,611)
Proceeds from sale of property and equipment	—	24
Net cash provided by (used in) investing activities	(6,510)	(7,587)
Cash flows from financing activities
Repurchase of convertible senior notes	—	(35,614)
Proceeds from issuance of common stock		19,311
Repayment of credit facility borrowings	(5,000)	(10,000)
Proceeds from term loan facility	20,000	—
Deferred issuance costs	(1,447)	—
Repurchase of common stock for employee tax withholding	(85)	(12)
Net cash provided by (used in) financing activities	13,468	(26,315)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,762)	(20,663)
Effect of foreign currency translation	(224)	2,197
Cash, cash equivalents and restricted cash, beginning of period	64,977	86,064
Cash, cash equivalents and restricted cash, end of period	$62,991	$67,598
Cash paid during the period for:
Income taxes	$712	$1,598
Interest	$3,592	$4,793

            As of June 30, 2018, there was $4.9 million of property and equipment included in accounts payable. As of December 31, 2017, there was $5.2 million of property and equipment included in accounts payable.

See Notes 5, 6 and 9 for additional supplemental information to the condensed consolidated statements of cash flows.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2018

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

There is no impact to the Company’s condensed consolidated financial statements resulting from the adoption of Topic 606 as the timing and measurement of revenue remained consistent with Topic 605, although the Company’s approach to revenue recognition is now based on the transfer of control. Further, there is no difference in the amounts of the revenue and cost of sales reported in the Company’s condensed consolidated statements of operations and comprehensive loss for the quarter ended June 30, 2018 that were recognized pursuant to Topic 606 and those that would have been reported pursuant to Topic 605.

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

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the pending adoption of this new standard on its condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2018

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory.” The amendments in this ASU reduce the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard does not have an impact on the Company’s condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. The update requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The Company early adopted this standard during the second quarter of 2017.

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

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and six months ended June 30, 2018 and 2017 and as of June 30, 2018 and December 31, 2017 are as follows (in thousands):

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2018

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Sales
U.S. and Canada	$59,381	$70,140	$129,916	$141,052
International	22,044	17,500	39,343	37,442
Halloween	24,356	31,925	29,526	35,576
	$105,781	$119,565	$198,785	$214,070

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income (Loss) from Operations
U.S. and Canada	$(6,423)	$(9,519)	$(29,402)	$(17,395)
International	(2,744)	(1,479)	(9,683)	(3,251)
Halloween	(2,973)	(3,110)	(8,713)	(9,186)
	$(12,140)	$(14,108)	$(47,798)	$(29,832)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Depreciation and Amortization Expense
U.S. and Canada	$2,886	$4,051	$5,302	$7,425
International	993	984	1,574	1,882
Halloween	453	698	552	806
	$4,332	$5,733	$7,428	$10,113

	June 30, 2018	December 31, 2017
Assets
U.S. and Canada	$202,078	$229,505
International	99,456	106,255
Halloween	47,347	34,589
	$348,881	$370,349

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2018

The following tables present information about the Company by geographic area as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017 (in thousands):

	June 30, 2018	December 31, 2017
Long-lived Assets
China	$19,157	$17,194
United States	5,366	5,755
Hong Kong	183	278
	$24,706	$23,227

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Sales by Customer Area
United States	$79,673	$99,070	$151,046	$168,630
Europe	15,307	10,337	23,936	22,897
Canada	3,811	2,580	7,572	7,024
Hong Kong	300	168	527	387
Other	6,690	7,410	15,704	15,132
	$105,781	$119,565	$198,785	$214,070

Major Customers

Net sales to major customers for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Wal-Mart	$18,454	17.4%	$21,627	18.1%	$43,211	21.7%	$48,051	22.4%
Target	21,532	20.4	20,521	17.2	36,844	18.5	33,172	15.5
Toys ‘R’ Us	*	*	13,745	11.5	*	*	27,019	12.6

* Sales to Toys ‘R’ Us in the applicable periods were less than 10% of total sales

At June 30, 2018 and December 31, 2017, the Company’s three largest customers accounted for approximately 48.1% and 60.6%, respectively, of the Company’s gross accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

On March 15, 2018, Toys “R” Us (“TRU”) filed a motion to conduct an orderly wind down of its operations in the U.S. and commence store closing sales at all 735 U.S. stores. The total TRU worldwide pre and post-petition gross accounts receivable balance as of March 31, 2018 was $35.1 million. During the second quarter of 2018, the Company collected $12.0 million from its insurance carrier and $1.9 million from TRU related to the $35.1 million exposed accounts receivable. The resulting net receivable from TRU of $21.2 million has been fully reserved by the Company as of June 30, 2018.

At June 30, 2018 and December 31, 2017, the Company’s TRU consolidated accounts receivable balance represented 17.5% and 26.4%, respectively, of the Company’s gross accounts receivable.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2018

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and capitalized warehouse costs, is valued at the lower of cost (first-in, first-out) or net realizable value, net of inventory obsolescence reserve, and consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$1,208	$1,596
Finished goods	60,953	56,836
	$62,161	$58,432

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

The Company’s reserve for sales returns and allowances amounted to $21.3 million as of June 30, 2018, compared to $17.6 million as of December 31, 2017.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2018

Note 5 — Credit Facilities

Wells Fargo

In March 2014, the Company and its domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (“GECC”). The Credit Facility, as amended and subsequently assigned to Wells Fargo Bank, N.A. (“Wells Fargo”) pursuant to its acquisition of GECC, provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain domestic accounts receivable and inventory amounts used to compute the borrowing base (the “Credit Facility”). The Credit Facility includes a sub-limit of up to $35.0 million for the issuance of letters of credit. The amounts outstanding under the Credit Facility, as amended, are payable in full upon maturity of the facility on March 27, 2019, except that the Credit Facility would mature on June 15, 2018 if the Company does not refinance or extend the maturity of the convertible senior notes that mature in 2018, provided that any such refinancing or extension shall have a maturity date that is no sooner than six months after the stated maturity of the Credit Facility (i.e., on or about September 27, 2019). On June 14, 2018, the Company entered into a Term Loan Agreement with Great American Capital Partners to provide the necessary capital to refinance the 2018 convertible senior notes (see additional details regarding the Term Loan Agreement below). In addition, on June 14, 2018, the Company revised certain of the Credit Facility documents (and entered into new ones) so that certain of our Hong Kong based subsidiaries became additional parties to the Credit Facility. As a result, the receivables of these subsidiaries can now be included in the borrowing base computation, subject to certain limitations, thereby effectively increasing the amount of funds the Company can borrow under the Credit Facility. Any additional borrowings under the Credit Facility will be used for general working capital purposes.

The Credit Facility is secured by a security interest in favor of Wells Fargo covering a substantial amount of the consolidated assets and a pledge of the majority of the capital stock of various of the Company’s subsidiaries. As of June 30, 2018, there were no outstanding borrowings and the amount of outstanding stand-by letters of credit totaled $13.4 million; the total excess availability under the Credit Facility was $21.8 million. As of December 31, 2017, the amount of outstanding borrowings was $5.0 million and outstanding stand-by letters of credit totaled $20.0 million; the total excess availability under the facility was $14.1 million.

The Company’s ability to borrow under the Credit Facility is also subject to its ongoing compliance with certain financial covenants, including the maintenance by the Company of a fixed charge coverage ratio of at least 1.25:1.0 based on the trailing four fiscal quarters in the event minimum excess availability of $10.0 million under the Credit Facility is not maintained. As of June 30, 2018 and December 31, 2017, the Company was in compliance with the financial covenants under the Credit Facility.

The Company may borrow funds at LIBOR or at a Base Rate, plus applicable margins of 225 basis point spread over LIBOR and 125 basis point spread on Base Rate loans. The Base Rate is the highest of (i) the Federal Funds Rate plus a margin of 0.50%, (ii) the rate last quoted by The Wall Street Journal as the “Prime Rate,” or (iii) the sum of a LIBOR rate plus 1.00%. In addition to standard fees, the Credit Facility has an unused credit line fee, which ranges from 25 to 50 basis points. For the three and six months ended June 30, 2018 and 2017, the weighted average interest rate on the Credit Facility was approximately 3.79%.

The Credit Facility also contains customary events of default, including a cross default provision and a change of control provision. In the event of a default, all of the obligations of the Company and its subsidiaries under the Credit Facility may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.

Great American Capital Partners

On June 14, 2018, the Company entered into a Term Loan Agreement, Term Note, Guaranty and Security Agreement and other ancillary documents and agreements (the “Term Loan”) with Great American Capital Partners Finance Co., LLC (“GACP”), for itself as a Lender (as defined below) and as the agent (in such capacity, “Agent”) for the Lenders from time to time party to the Term Loan (collectively, “Lenders”) and the other “Secured Parties” under and as defined therein, with respect to the issuance to the Company by Lenders of a $20.0 million term loan. To secure the Company’s obligations under the Term Loan, the Company granted to Agent, for the benefit of the Secured Parties, a security interest in a substantial amount of the Company’s consolidated assets and a pledge of the majority of the capital stock of various of its subsidiaries. The Term Loan is a secured obligation, second only to the Credit Facility with Wells Fargo, except with respect to certain of its inventory in which GACP has a priority secured position. The Company may use the funds from the Term Loan to repurchase or retire its outstanding convertible senior notes due August 2018, for working capital, capital expenditures and other general corporate purposes, subject to certain negative covenants set forth in the Term Loan.

The Term Loan requires the repayment of principal in the amount of 10% of the outstanding Term Loan per year (payable monthly) beginning after the first anniversary. All then-outstanding borrowings under the Term Loan are due, and the Term Loan terminates, no later than June 14, 2021, unless sooner terminated in accordance with its terms, which includes the date of termination of the Wells Fargo Credit Facility and the date that is 91 days prior to the maturity of the Company’s various convertible senior notes due in 2020 (see Note 6). The Company is permitted, and may be required under certain circumstances as set forth in the Term Loan documents, to prepay the Term Loan, which would require a prepayment fee (i) in year one of up to any unearned and unpaid interest that would have become due and payable in year one had the prepayment not occurred plus 2% of the initial amount of the Term Loan (i.e., $20.0 million), (ii) in year two of 2% of the initial amount of the Term Loan and (iii) in year three of 1% of the initial amount of the Term Loan.

The Company’s ability to continue to borrow the initial Term Loan amount of $20.0 million is based on certain accounts receivable and inventory amounts used to compute the borrowing base. In the event the Term Loan balance exceeds the borrowing base computation, the shortfall would be (i) applied to any excess availability under the Wells Fargo Credit Facility or (ii) prepaid. Similar to the Wells Fargo Credit Facility, the Company is subject to ongoing compliance with certain financial covenants, including the maintenance by the Company of a fixed charge coverage ratio of at least 1.25:1.0 based on the trailing four fiscal quarters in the event minimum excess availability of $10.0 million under the Wells Fargo Credit Facility is not maintained. The Company must also maintain a minimum amount of liquidity, as defined in the Term Loan, of $10.0 million. As of June 30, 2018, the Company was in compliance with the financial covenants under the Term Loan.

The Term Loan is accelerated and becomes immediately due and payable (and the Term Loan terminates) in the event of a default under the Term Loan which includes, among other things, breach of certain covenants or representations contained in the Term Loan documents, defaults under other loans or obligations, involvement in bankruptcy proceedings or an occurrence of a change of control (as such terms are defined in the Term Loan). The Term Loan Documents also contain negative covenants which, during the life of the Term Loan, prohibit and/or limit the Company from, among other things, incurring certain types of other debt, acquiring other companies, making certain expenditures or investments and changing the character of its business.

As of June 30, 2018, the amount outstanding under the Term Loan was $20.0 million. Borrowings under the Term Loan accrue interest at LIBOR plus 9.00% per annum. For the three and six months ended June 30, 2018, the weighted average interest rate on the Term Loan was approximately 11.1%.

Amortization expense classified as interest expense related to the estimated $1.4 million debt issuance costs associated with the transactions that closed on June 14, 2018 (i.e., the amendment of the Wells Fargo Credit Facility and the GACP Term Loan) was $0.1 million for the three and six months ended June 30, 2018.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2018

Note 6 — Convertible Senior Notes

Convertible senior notes consist of the following (in thousands):

	June 30, 2018			December 31, 2017
	Principal/	Debt		Principal/	Debt
	Fair Value	Issuance	Net	Fair Value	Issuance	Net
	Amount	Costs	Amount	Amount	Costs	Amount
3.25% convertible senior notes (due 2020) *	$25,900	$ ―	$25,900	$22,469	$ ―	$22,469
4.25% convertible senior notes (due 2018)	21,178	15	21,163	21,178	103	21,075
4.875% convertible senior notes (due 2020)	113,000	1,577	111,423	113,000	1,972	111,028
Total convertible senior notes, net of debt issuance costs	$160,078	$1,592	$158,486	$156,647	$2,075	$154,572

* The amount presented for the 3.25% 2020 convertible senior notes within the table represents the fair value as of June 30, 2018 and December 31, 2017 (see Note 16). The principal amount of these notes is $21.5 million.

Amortization expense classified as interest expense related to debt issuance costs was $0.2 million and $0.8 million for the three months ended June 30, 2018 and 2017, respectively, and $0.5 million and $1.1 million for the six months ended June 30, 2018 and 2017, respectively.

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

In August 2017, the Company agreed with Oasis Management and Oasis Investments II Master Fund Ltd., (collectively, “Oasis”) the holder of approximately $21.5 million face amount of its 4.25% convertible senior notes due in 2018, to extend the maturity date of these notes to November 1, 2020. In addition, the interest rate was reduced to 3.25% per annum and the conversion rate was increased to 328.0302 shares of the Company’s common stock per $1,000 principal amount of notes, among other things. After execution of a definitive agreement for the modification and final approval by the other members of the Company’s Board of Directors and Oasis’ Investment Committee the transaction closed on November 7, 2017. In connection with this transaction, the Company recognized a loss on extinguishment of the debt of approximately $0.6 million. Further, the Company elected to measure and present the new debt held by Oasis at fair value using Level 3 inputs and as a result, recognized a loss of $2.4 million and $3.4 million for the three and six months ended June 30, 2018, respectively, related to changes in the fair value of the 3.25% 2020 Notes. At June 30, 2018 and December 31, 2017, the 3.25% 2020 Notes had a fair value of approximately $25.9 million and $22.5 million, respectively. The Company evaluated its credit risk as of June 30, 2018, and determined that there was no change from December 31, 2017.

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2018

Note 7 — Income Taxes

The Company’s income tax expense of $2.1 million for the three months ended June 30, 2018 reflects an effective tax rate of (12.7%). The Company’s income tax expense of $0.3 million for the three months ended June 30, 2017 reflects an effective tax rate of (1.9%). The majority of the tax expense for the three months ended June 30, 2018 relates to foreign income taxes partially offset by discrete items. The majority of the tax expense for the three months ended June 30, 2017 relate to foreign income taxes.

The Company’s income tax benefit of $0.2 million for the six months ended June 30, 2018 reflects an effective tax rate of 0.4%. The Company’s income tax benefit of $28,000 for the six months ended June 30, 2017 reflects an effective tax rate of 0.1%. The majority of the tax benefit for the six months ended June 30, 2018 relates to favorable discrete items and foreign income tax benefit. The majority of the tax benefit for the six months ended June 30, 2017 relates to favorable discrete items partially offset by foreign income taxes.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. Due to the timing of the enactment and the complexity involved in applying the provisions of the Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. As we collect and prepare necessary data, and interpret the Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially affect our provision for income taxes and effective tax rate in the period in which the adjustments are made. No adjustments were made in the second quarter of 2018 as the provisional amounts as of December 31, 2017 remain reasonable. We will continue to make and refine our calculations as additional analysis is completed in 2018.

The Act subjects a U.S. shareholder to tax on Global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At June 30, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI related to current-year operations only. The GILTI provision does not impact the 2018 second quarter tax expense due to the fully valued tax attributes carryforward.

Note 8 — Income (Loss) Per Share

The following table is a reconciliation of the weighted average shares used in the computation of income (loss) per share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,
	2018			2017
	Income (Loss)	Weighted Average Shares	Per-Share	Income (Loss)	Weighted Average Shares	Per-Share
Income (loss) per share — basic and diluted
Net income (loss) available to common stockholders	$(18,559)	23,106	$(0.80)	$(16,742)	21,616	$(0.77)

	Six Months Ended June 30,
	2018			2017
	Income (Loss)	Weighted Average Shares	Per-Share	Income (Loss)	Weighted Average Shares	Per-Share
Income (loss) per share — basic and diluted
Net income (loss) available to common stockholders	$(54,803)	23,103	$(2.37)	$(35,058)	19,865	$(1.77)

Basic income (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of warrants, options, restricted stock awards, restricted stock units and convertible debt to the extent they are dilutive). The weighted average number of common shares outstanding excludes shares repurchased pursuant to a prepaid forward share repurchase agreement associated with the issuance of the convertible senior notes due 2020. Common share equivalents that could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted earnings per share due to being anti-dilutive, totaled approximately 25,268,205 and 21,405,998 for the three months ended June 30, 2018 and 2017, respectively, and 25,268,205 and 22,160,979 for the six months ended June 30, 2018 and 2017, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2018

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

No dividend was declared or paid in the six months ended June 30, 2018 or 2017.

Note 10 — Joint Ventures

The Company owns a fifty percent interest in a joint venture (“Pacific Animation Partners”) with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company. The joint venture was created to develop and produce a boys’ animated television show, which it licensed worldwide for television broadcast as well as consumer products. The Company produced toys based upon the television program under a license from the joint venture which also licensed certain other merchandising rights to third parties. The joint venture completed and delivered 65 episodes of the show, which began airing in February 2012, and has since ceased production of the television show. For the three and six months ended June 30, 2018, the Company recognized income from the joint venture of nil and $22,000, respectively. For the three and six months ended June 30, 2017, the Company recognized income from the joint venture of nil and nil, respectively.

As of June 30, 2018 and December 31, 2017, the balance of the investment in the Pacific Animation Partners joint venture is nil.

For the three and six months ended June 30, 2018 and 2017, respectively, the Company recognized $0.2 million and $0.1 of income for funds received related to a former video game joint venture in partial settlement of amounts owed to the Company when our joint venture partner was liquidated pursuant to their 2012 bankruptcy filing.

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
June 30, 2018

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

In November 2014, the Company entered into a joint venture with Meisheng Culture & Creative Corp., for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the income (loss) was ($29,000) and $55,000 for the three months ended June 30, 2018 and 2017, respectively, and $22,000 and $86,000 for the six months ended June 30, 2018 and 2017, respectively.

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited, a Hong Kong-based subsidiary of Meisheng (“HK Meisheng”), for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and HK Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng will oversee through the Company’s existing distribution joint venture. The non-controlling interest’s share of the loss from the joint venture for three and six months ended June 30, 2018 and 2017 was nil. As of April 27, 2017, Hong Kong Meisheng Cultural Company Limited beneficially owns more than 10% of the Company’s outstanding common stock.

Note 11 — Goodwill

The changes to the carrying amount of goodwill as of June 30, 2018 are summarized as follows (in thousands):

Total
Balance, December 31, 2017	$35,384
Adjustments to goodwill for foreign currency translation	(116)
Balance, June 30, 2018	$35,268

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, on an interim basis, if certain events or circumstances indicate that an impairment loss may have been incurred. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. Based on the Company’s April 1 annual assessment, it determined that the fair values of its reporting units were not less than the carrying amounts. No goodwill impairment was determined to have occurred for the six months ended June 30, 2018.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2018

Note 12 — Intangible Assets Other Than Goodwill

Intangible assets other than goodwill consist primarily of licenses, product lines, customer relationships and trademarks. Amortized intangible assets are included in intangibles in the accompanying condensed consolidated balance sheets. Trademarks are disclosed separately in the accompanying condensed consolidated balance sheets. Intangible assets as of June 30, 2018 and December 31, 2017 include the following (in thousands, except for weighted useful lives):

		June 30, 2018			December 31, 2017
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)
Amortized Intangible Assets:
Licenses	5.81	$20,130	$(19,210)	$920	$20,130	$(18,620)	$1,510
Product lines	10.36	33,858	(15,248)	18,610	33,858	(13,178)	20,680
Customer relationships	4.90	3,152	(3,152)	—	3,152	(3,152)	—
Trade names	5.00	3,000	(3,000)	—	3,000	(3,000)	—
Non-compete agreements	5.00	200	(200)	—	200	(200)	—
Total amortized intangible assets		$60,340	$(40,810)	$19,530	$60,340	$(38,150)	$22,190
Unamortized Intangible Assets:
Trademarks		$300	$—	$300	$300	$—	$300

Note 13 — Comprehensive Income (Loss)

The table below presents the components of the Company’s comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income (Loss)	$(18,588)	$(16,687)	$(54,781)	$(34,972)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,390)	1,935	(340)	2,466
Comprehensive income (loss)	(19,978)	(14,752)	(55,121)	(32,506)
Less: Comprehensive income (loss) attributable to non-controlling interests	(29)	55	22	86
Comprehensive income (loss) attributable to JAKKS Pacific, Inc.	$(19,949)	$(14,807)	$(55,143)	$(32,592)

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
June 30, 2018

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

The following table summarizes the total share-based compensation expense and the related tax benefits recognized for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Restricted stock compensation expense	$311	$712	$987	$1,460
Tax benefit related to restricted stock compensation	—	—	—	—

Restricted Stock Awards

Restricted stock award activity (including those with performance-based vesting criteria) for the six months ended June 30, 2018 is summarized as follows:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Fair Value
Outstanding, December 31, 2017	981,208	$4.12
Awarded	2,164,374	1.88
Released	(194,800)	5.14
Forfeited	—	—
Outstanding, June 30, 2018	2,950,782	2.41

As of June 30, 2018, there was $3.9 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.67 years.

 Restricted Stock Units

Restricted stock unit activity (including those with performance-based vesting criteria) for the six months ended June 30, 2018 is summarized as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Fair Value
Outstanding, December 31, 2017	959,192	$4.68
Awarded	357,143	1.96
Released	(125,290)	5.15
Forfeited	(86,297)	4.50
Outstanding, June 30, 2018	1,104,748	3.77

As of June 30, 2018, there was $2.5 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.29 years.

Stock Options

There has been no stock option activity pursuant to the Plan since December 31, 2015.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2018

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

		Fair Value Measurements
	Carrying Amount as of	As of June 30, 2018
	June 30, 2018	Level 1	Level 2	Level 3

Cash equivalents	$880	$880	$—	$—
3.25% convertible senior notes due in 2020	(25,900)	—	—	(25,900)

		Fair Value Measurements
	Carrying Amount as of	As of December 31, 2017
	December 31, 2017	Level 1	Level 2	Level 3

Cash equivalents	$13,718	$13,718	$—	$—
3.25% convertible senior notes due in 2020	(22,469)	—	—	(22,469)

The following table provides a reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

2018
Balance at January 1, 2018	$(22,469)
Change in fair value	(3,431)
Balance at June 30, 2018	$(25,900)

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2018

Note 17 — Liquidity

As of June 30, 2018 and December 31, 2017, the Company held cash and cash equivalents, including restricted cash, of $63.0 million and $65.0 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $34.4 million and $52.8 million as of June 30, 2018 and December 31, 2017, respectively. The cash and cash equivalents, including restricted cash, balances in our foreign subsidiaries have been fully taxed in the U.S. in connection with the Tax Cuts and Jobs Act, and would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which would not be significant as of June 30, 2018.

The Company’s primary sources of working capital are cash flows from operations and borrowings under its credit facility (see Note 5 - Credit Facilities in the accompanying notes to the condensed consolidated financial statements for additional information).

Typically, cash flows from operations are impacted by the effect on sales of (1) the appeal of the Company’s products, (2) the success of its licensed brands, (3) the highly competitive conditions existing in the toy industry, (4) dependency on a limited set of large customers, and (5) general economic conditions. A downturn in any single factor or a combination of factors could have a material adverse impact upon the Company’s ability to generate sufficient cash flows to operate the business. In addition, the Company’s business and liquidity are dependent to a significant degree on its vendors and their financial health, as well as the ability to accurately forecast the demand for products. The loss of a key vendor, or material changes in support by them, or a significant variance in actual demand compared to the forecast, can have a material adverse impact on the Company’s cash flows and business. Given the conditions in the toy industry environment in general, vendors, including licensors, may seek further assurances or take actions to protect against non-payment of amounts due to them. Changes in this area could have a material adverse impact on the Company’s liquidity.

Cash and cash equivalents, including restricted cash, projected cash flow from operations and borrowings under the Company’s credit facility should be sufficient to meet working capital and capital expenditure requirements, and allow the repayment of the Company’s indebtedness in 2018, for the next 12 months with certain mitigating plans described herein. On July 26, 2018, the Company exchanged $8.0 million of the 2018 convertible notes for convertible notes that mature in November 2020 with terms similar to the convertible notes issued in November 2017 (see Note 18 – Subsequent Events in the accompanying notes to the condensed consolidated financial statements for additional information). On June 14, 2018, the Company secured a $20.0 million term loan with Great American Capital Partners Finance Co., LLC (“GACP”) with the amount advanced based primarily on certain types of inventory. In addition, on June 14, 2018, the Company expanded the credit facility with Wells Fargo to add certain of the Company’s Hong Kong based subsidiaries in order to include the receivables of these subsidiaries in the borrowing base computation, subject to certain limitations, thereby effectively increasing the amount of funds that the Company could borrow under the credit facility. The GACP term loan matures upon the earlier of (i) June 14, 2021, (ii) the termination date of the Wells Fargo credit facility, or March 27, 2019, and (iii) the date that is 91 days prior to the maturity of various of the Company’s convertible senior notes due in 2020. The Company is currently in the initial phases of negotiating to amend and extend the Wells Fargo credit facility, which would also effectively extend the GACP term loan. In addition, the Special Committee of the Board of Directors continues to evaluate Meisheng’s Expression of Interest to acquire additional shares of the Company, which would include the restructuring or refinancing of the outstanding convertible senior notes. The Company cannot make assurances that it will be able to close the aforementioned amendment to the credit facility or a transaction with Meisheng (or another interested party), or that it will have the financial resources required to obtain, or that the conditions of the capital markets will support, any future debt or equity financings. In addition, the Company’s ability to fund operations and retire its debt is dependent on a number of factors, some of which are beyond its control and/or inherently difficult to estimate, including our future operating performance and the factors mentioned above and included in “Risk Factors” in Item 1A of this Form 10-Q and the Form 10-Q for the quarter ended March 31, 2018. If the Company is unable to amend its credit facility to extend the term or secure another source of capital on commercially reasonable terms, the Company may be required to take additional measures, such as reorganizing the cost structure and adjusting inventory purchases and/or payment terms with suppliers, which could have a material adverse impact on the Company’s revenues and business.

As of June 30, 2018, the Company did not have any off-balance sheet arrangements.

Note 18 — Subsequent Event

On July 26, 2018, the Company closed a transaction with Oasis to exchange $8.0 million face amount of the 4.25% convertible senior notes due in August 2018 with convertible senior notes similar to those issued to Oasis in November 2017. The new notes mature on November 1, 2020, accrue interest at an annual rate of 3.25% and are convertible into shares of the Company’s common stock at a rate of 322.2688 shares per $1,000 principal amount of the new notes.

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

		Fair Value Measurements
	Carrying Amount as of	As of June 30, 2018
	June 30, 2018	Level 1	Level 2	Level 3

Cash equivalents	$880	$880	$—	$—
3.25% convertible senior notes due in 2020	(25,900)	—	—	(25,900)

		Fair Value Measurements
	Carrying Amount as of	As of December 31, 2017
	December 31, 2017	Level 1	Level 2	Level 3

Cash equivalents	$13,718	$13,718	$—	$—
3.25% convertible senior notes due in 2020	(22,469)	—	—	(22,469)

The following table provides a reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

2018
Balance at January 1, 2018	$(22,469)
Change in fair value	(3,431)
Balance at June 30, 2018	$(25,900)

Our accounts receivable, accounts payable and accrued expenses represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of fair value.

In August 2017, we agreed with Oasis Management and Oasis Investments II Master Fund Ltd., the holder of approximately $21.5 million face amount of our 4.25% convertible senior notes due in 2018 (“2018 Notes”), to exchange and extend the maturity date of these notes to November 1, 2020. In addition, the interest rate was reduced to 3.25% per annum and the conversion rate was increased to 328.0302 shares of our common stock per $1,000 principal amount of notes, among other things. These notes are hereafter referred to as the “3.25% convertible senior notes due in 2020” or “3.25% 2020 Notes.” After execution of a definitive agreement and final approval by the other members of our Board of Directors and Oasis’ Investment Committee, the transaction closed on November 7, 2017. The principal balance of the remaining 2018 Notes amounted to $21.2 million. In connection with the transaction, we elected the fair value option of measurement for the 3.25% 2020 Notes under ASC 815 Derivatives and Hedging. As a result, these notes are re-measured each reporting period using Level 3 inputs (Monte Carlo simulation model and inputs for stock price, risk-free rate and volatility), with changes in fair value reflected in current period earnings in our condensed consolidated statements of operations. We evaluated our credit risk as of June 30, 2018, and determined that there was no change from December 31, 2017. At June 30, 2018, the 3.25% 2020 Notes had a fair value of $25.9 million.

The fair value of the remaining 4.25% convertible senior notes due 2018 as of June 30, 2018 and December 31, 2017 was $21.1 million and $20.5 million, respectively, based upon the most recent quoted market prices, and the fair value of the 4.875% convertible senior notes payable due 2020 as of June 30, 2018 and December 31, 2017 was $98.0 million and $89.7 million, respectively, based upon the most recent quoted market prices. The fair values of the convertible senior notes are considered to be Level 3 measurements on the fair value hierarchy.

For the six months ended June 30, 2018, there was no impairment to the value of the Company’s non-financial assets.

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

Due to the subjective nature of the impairment analysis, significant changes in the assumptions used to develop the estimate could materially affect the conclusion regarding the future cash flows necessary to support the valuation of long-lived assets, including goodwill. The valuation of goodwill involves a high degree of judgment. Based upon the assumptions underlying the valuation, impairment is determined by estimating the fair value of a reporting unit and comparing that value to the reporting unit’s book value. If the implied fair value is more than the book value of the reporting unit, an impairment loss is not indicated. If impairment exists, the fair value of the reporting unit is allocated to all of its assets and liabilities excluding goodwill, with the excess amount representing the fair value of goodwill. An impairment loss is measured as the amount by which the book value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill. Based on our April 1 annual assessment, we determined that the fair values of our reporting units were not less than the carrying amounts. No goodwill impairment was determined to have occurred for the six months ended June 30, 2018.

Goodwill, Trademarks and Intangible assets (net) amounted to $55.1 million as of June 30, 2018 and $57.9 million as of December 31, 2017.

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

Discrete Items for Income Taxes. The discrete tax benefit recorded in the six months ended June 30, 2018 is $133,000 which is primarily related to excess tax deficiencies fully offset by valuation allowance, return to provision adjustments for foreign jurisdictions, and change in uncertain tax positions. For the comparable period in 2017, a discrete tax benefit was recorded for return to provision adjustments for foreign jurisdictions and favorable audit settlements.

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

We accrue a tax reserve for additional income taxes, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of June 30, 2018 and December 31, 2017, our income tax reserves were approximately $1.0 million and $1.3 million, respectively. The $1.0 million balance as of June 30, 2018 primarily relates to the potential tax settlements in Hong Kong. The $1.3 million balance as of December 31, 2017 primarily relates to the potential tax settlement in Hong Kong and adjustments in the area of withholding taxes. Our income tax reserves are accounted for in income taxes payable.

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

There is no impact to our condensed consolidated financial statements resulting from the adoption of Topic 606 as the timing and measurement of revenue remained consistent with Topic 605, although our approach to revenue recognition is now based on the transfer of control. Further, there is no difference in the amounts of the revenue and cost of sales reported in our condensed consolidated statements of operations and comprehensive loss for the quarter ending June 30, 2018 that were recognized pursuant to Topic 606 and those that would have been reported pursuant to Topic 605.

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory.” The amendments in this ASU reduce the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard does not have an impact on our condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. The update requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. We early adopted this standard during the second quarter of 2017.

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

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.6	71.8	74.4	70.2
Gross profit	26.4	28.2	25.6	29.8
Selling, general and administrative expenses	37.9	40.0	49.6	43.7
Income (loss) from operations	(11.5)	(11.8)	(24.0)	(13.9)
Income from joint ventures	0.3	0.1	0.1	—
Other income	—	0.1	—	0.1
Change in fair value of convertible senior notes	(2.3)	—	(1.7)	—
Interest income	—	—	—	—
Interest expense	(2.1)	(2.1)	(2.1)	(2.6)
Income (loss) before provision for (benefit from) income taxes	(15.6)	(13.7)	(27.7)	(16.4)
Provision for (benefit from) income taxes	2.0	0.3	(0.1)	—
Net income (loss)	(17.6)	(14.0)	(27.6)	(16.4)
Net income (loss) attributable to non-controlling interests	—	—	—	—
Net income (loss) attributable to JAKKS Pacific, Inc.	(17.6)%	(14.0)%	(27.6)%	(16.4)%

The following unaudited table summarizes, for the periods indicated, certain statements of operations data by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Sales
U.S. and Canada	$59,381	$70,140	$129,916	$141,052
International	22,044	17,500	39,343	37,442
Halloween	24,356	31,925	29,526	35,576
	105,781	119,565	198,785	214,070
Cost of Sales
U.S. and Canada	41,947	50,115	93,589	97,742
International	15,711	11,782	29,536	24,390
Halloween	20,182	23,949	24,760	28,198
	77,840	85,846	147,885	150,330
Gross Profit
U.S. and Canada	17,434	20,025	36,327	43,310
International	6,333	5,718	9,807	13,052
Halloween	4,174	7,976	4,766	7,378
	$27,941	$33,719	$50,900	$63,740

Comparison of the Three Months Ended June 30, 2018 and 2017

Net Sales

U.S. and Canada. Net sales of our U.S. and Canada segment were $59.4 million for the three months ended June 30, 2018 compared to $70.1 million for the prior year period, representing a decrease of $10.7 million, or 15.3%. The decrease in net sales was primarily due to lower unit sales as a result of the Toys “R” Us liquidation in the U.S.

International. Net sales of our International segment were $22.0 million for the three months ended June 30, 2018 compared to $17.5 million for the prior year period, representing an increase of $4.5 million, or 25.7%. The increase in net sales was primarily driven by higher unit sales of our Nintendo products, in addition to higher unit sales of Incredibles 2 and Squish-Dee-Lish products, which were not sold in the prior year period. This increase was partially offset by a decrease in unit sales of Beauty and the Beast Live Action, Tsum Tsum, and Frozen products.

Halloween. Net sales of our Halloween segment were $24.4 million for the three months ended June 30, 2018 compared to $31.9 million for the prior year period, representing a decrease of $7.5 million, or 23.5%. The decrease in net sales was primarily driven by lower unit sales of a variety of products.

Cost of Sales

U.S. and Canada. Cost of sales of our U.S. and Canada segment was $41.9 million, or 70.5% of related net sales for the three months ended June 30, 2018 compared to $50.1 million, or 71.5% of related net sales for the prior year period, representing a decrease of $8.2 million, or 16.4%. The decrease in dollars is due to lower overall unit sales in 2018. The decrease as a percentage of net sales, year over year, is primarily due to a lower average royalty rate and lower depreciation of molds and tooling due to a change in useful life estimate made in 2017, partially offset by a higher cost of goods sold rate resulting from a shift in product mix.

International. Cost of sales of our International segment was $15.7 million, or 71.4% of related net sales for the three months ended June 30, 2018 compared to $11.8 million, or 67.4% of related net sales for the prior year period, representing an increase of $3.9 million, or 33.1%. The increase in dollars is due to higher overall unit sales in 2018. The increase as a percentage of net sales, year-over-year, is primarily due to a higher direct cost of goods sold percentage resulting from a shift in product mix.

Halloween. Cost of sales of our Halloween segment was $20.2 million, or 82.8% of related net sales for the three months ended June 30, 2018 compared to $23.9 million, or 74.9% of related net sales for the prior year period, representing a decrease of $3.7 million, or 15.5%. The decrease in dollars is due to lower overall unit sales in 2018. The increase as a percentage of net sales, year-over-year, is primarily due to a higher cost of goods sold rate in addition to a higher average royalty rate as a result of product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $40.1 million for the three months ended June 30, 2018 compared to $47.8 million for the prior year period constituting 37.9% and 40.0% of net sales, respectively. Selling, general and administrative expenses decreased by $7.7 million from the prior year period, partially due to lower direct selling and product development expenses in the current year, and higher bad debt expense in the prior year.

Income from joint ventures

For the three months ended June 30, 2018 and 2017, respectively, we recognized $0.2 million and $0.1 million of income for funds received related to a former video game joint venture in partial settlement of amounts owed to us when our joint venture partner was liquidated pursuant to their 2012 bankruptcy filing. It is not known if any additional funds will be received by us.

Interest Expense

Interest expense was $2.2 million for the three months ended June 30, 2018, as compared to $2.5 million in the prior year period. In the three months ended June 30, 2018, we booked interest expense of $1.7 million related to our convertible senior notes payable due in 2018 and 2020, $0.2 million related to our revolving credit and term loan facilities, and $0.2 million related to our letters of credit. In the three months ended June 30, 2017, we booked interest expense of $2.5 million related to our convertible senior notes payable due in 2018 and 2020. The decrease in 2018 is the result of lower average debt balances in 2018 due to convertible debt repurchases and retirements in 2017.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $2.1 million, or an effective tax rate of (12.7%), for the three months ended June 30, 2018. During the comparable period in 2017, our income tax expense was $0.3 million, or an effective tax rate of (1.9%).

 Comparison of the Six Months Ended June 30, 2018 and 2017

Net Sales

U.S. and Canada. Net sales of our U.S. and Canada segment were $129.9 million for the six months ended June 30, 2018 compared to $141.1 million for the prior year period, representing a decrease of $11.2 million, or 7.9%. The decrease in net sales was primarily due to lower unit sales as a result of the Toys “R” Us liquidation in the U.S.

International. Net sales of our International segment were $39.3 million for the six months ended June 30, 2018 compared to $37.4 million for the prior year period, representing an increase of $1.9 million, or 5.1%. The increase in net sales was primarily driven by higher unit sales of Incredibles 2 and Squish-Dee-Lish products, which were not sold in the prior year period as well as increased unit sales of our Nintendo products, partially offset by a decrease in unit sales of Smurfs TM, Beauty and the Beast, and Tsum Tsum products.

Halloween. Net sales of our Halloween segment were $29.5 million for the six months ended June 30, 2018 compared to $35.6 million for the prior year period, representing a decrease of $6.1 million, or 17.1%. The decrease in net sales was driven by lower unit sales of a variety of products.

Cost of Sales

U.S. and Canada. Cost of sales of our U.S. and Canada segment was $93.6 million, or 72.1% of related net sales for the six months ended June 30, 2018 compared to $97.7 million, or 69.2% of related net sales for the prior year period, representing a decrease of $4.1 million, or 4.2%. The decrease in dollars is due to lower overall unit sales in 2018. The increase as a percentage of net sales, year-over-year, is primarily due to a higher average royalty rate, resulting from a shift in product mix and a royalty charge due to minimum royalty guarantee shortfalls driven by the announced liquidation of Toys “R” Us, and higher sales reserves.

International. Cost of sales of our International segment was $29.5 million, or 75.1% of related net sales for the six months ended June 30, 2018 compared to $24.4 million, or 65.2% of related net sales for the prior year period, representing an increase of $5.1 million, or 20.9%. The increase in dollars is due to higher overall unit sales in 2018 and a higher average royalty rate in 2018 due to product mix and a charge for minimum royalty guarantee shortfalls, as well as a higher direct cost of goods sold percentage due to product mix. The increase as a percentage of net sales, year-over-year, is due to a higher average royalty rate in 2018 due to product mix and a charge for minimum royalty guarantee shortfalls, as well as a higher direct cost of goods sold percentage due to product mix.

Halloween. Cost of sales of our Halloween segment was $24.8 million, or 84.1% of related net sales for the six months ended June 30, 2018 compared to $28.2 million, or 79.2% of related net sales for the prior year period, representing a decrease of $3.4 million, or 12.1%. The decrease in dollars is due to lower overall unit sales in 2018. The increase as a percentage of net sales, year-over-year, is primarily due to a higher average royalty rate, resulting from a shift in product mix and a royalty charge due to minimum royalty guarantee shortfalls, and higher sales reserves.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $98.7 million for the six months ended June 30, 2018 compared to $93.6 million for the prior year period constituting 49.6% and 43.7% of net sales, respectively. Selling, general and administrative expenses increased by $5.1 million from the prior year period primarily driven by bad debt expense related to the Toys “R” Us liquidation, partially offset by savings in other G&A expenses.

Income from joint ventures

For the six months ended June 30, 2018, we recognized $0.2 million of income for funds received related to a former video game joint venture in partial settlement of amounts owed to us when our joint venture partner was liquidated pursuant to their 2012 bankruptcy filing and $22,000 of income related to Pacific Animation Partners. For the six months ended June 30, 2017, we recognized $0.1 million of income for funds received related to a former video game joint venture in partial settlement of amounts owed to us when our joint venture partner was liquidated pursuant to their 2012 bankruptcy filing.

Interest Expense

Interest expense was $4.1 million in the six months ended June 30, 2018, as compared to $5.5 million in the prior year period. In the six months ended June 30, 2018, we booked interest expense of $3.6 million related to our convertible senior notes payable due in 2018 and 2020, $0.2 million related to our revolving credit and term loan facilities, and $0.2 million related to our letters of credit. In the six months ended June 30, 2017, we booked interest expense of $5.3 million related to our convertible senior notes payable due in 2018 and 2020 and $0.2 million related to our revolving credit facility. The decrease in 2018 is the result of lower average debt balances in 2018 due to debt repurchases and retirements in 2018 and 2017.

Benefit from Income Taxes

Our income tax benefit, which includes federal, state and foreign income taxes and discrete items, was $0.2 million, or an effective tax rate of 0.4%, for the six months ended June 30, 2018. During the comparable period in 2017, our income tax benefit was $28,000, or an effective tax rate of 0.1%.

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

Liquidity and Capital Resources

As of June 30, 2018, we had working capital of $85.0 million, compared to $146.9 million as of December 31, 2017. The decrease was primarily attributable to the net loss, lower accounts receivable, higher accounts payable and sales reserves, and borrowings under our new term loan facility.

Operating activities used net cash of $8.7 million in the six months ended June 30, 2018, as compared to providing net cash of $13.2 million in the prior year period. Net cash was primarily impacted by a decrease in accounts receivable and an increase in accounts payable, partially offset by an increase in prepaid expenses and other assets. Our accounts receivable turnover as measured by days sales for the quarter outstanding in accounts receivable was 86 days as of June 30, 2018, compared to 84 days as of June 30, 2017. Other than open purchase orders issued in the normal course of business, we have no obligations to purchase finished goods from our manufacturers. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 21% payable on net sales of such products. As of June 30, 2018, these agreements required future aggregate minimum royalty guarantees of $101.9 million, exclusive of $21.4 million in advances already paid. Of this $101.9 million future minimum royalty guarantee, $44.6 million is due over the next twelve months.

Our investing activities used net cash of $6.5 million in the six months ended June 30, 2018, as compared to using net cash of $7.6 million in the prior year period, consisting of cash paid for the purchase of molds and tooling used in the manufacture of our products.

Our financing activities provided net cash of $13.5 million in the six months ended June 30, 2018, primarily consisting of the net proceeds from our term loan facility, partially offset by repayment of credit facility borrowings. Our financing activities used net cash of $26.3 million in the six months ended June 30, 2017, primarily consisting of the cash portion of $35.6 million in the exchange of $51.1 million principal amount of our 2018 convertible senior notes, partially offset by the issuance of approximately 3.7 million shares of common stock for cash in the amount of $19.3 million.

 In March 2014, we and our domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (“GECC”). The Credit Facility, as amended and subsequently assigned to Wells Fargo Bank, N.A. (“Wells Fargo”) pursuant to its acquisition of GECC, provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain domestic accounts receivable and inventory amounts used to compute the borrowing base (the “Credit Facility”). The Credit Facility includes a sub-limit of up to $35.0 million for the issuance of letters of credit. The amounts outstanding under the Credit Facility, as amended, are payable in full upon maturity of the facility on March 27, 2019, except that the Credit Facility would mature on June 15, 2018 if we do not refinance or extend the maturity of the convertible senior notes that mature in 2018, provided that any such refinancing or extension shall have a maturity date that is no sooner than six months after the stated maturity of the Credit Facility (i.e., on or about September 27, 2019). On June 14, 2018, we entered into a Term Loan Agreement with Great American Capital Partners to provide the necessary capital to refinance the 2018 convertible senior notes (see additional details regarding the Term Loan Agreement below). In addition, on June 14, 2018, we revised certain of the Credit Facility documents (and entered into new ones) so that certain of our Hong Kong based subsidiaries became additional parties to the Credit Facility. As a result, the receivables of these subsidiaries can now be included in the borrowing base computation, subject to certain limitations, thereby effectively increasing the amount of funds we can borrow under the Credit Facility. Any additional borrowings under the Credit Facility will be used for general working capital purposes.

The Credit Facility is secured by a security interest in favor of Wells Fargo covering a substantial amount of the consolidated assets and a pledge of the majority of the capital stock of various of our subsidiaries. As of June 30, 2018, there were no outstanding borrowings and the amount of outstanding stand-by letters of credit totaled $13.4 million; the total excess availability under the Credit Facility was $21.8 million. As of December 31, 2017, the amount of outstanding borrowings was $5.0 million and outstanding stand-by letters of credit totaled $20.0 million; the total excess availability under the facility was $14.1 million.

Our ability to borrow under the Credit Facility is also subject to our ongoing compliance with certain financial covenants, including the maintenance of a fixed charge coverage ratio of at least 1.25:1.0 based on the trailing four fiscal quarters in the event minimum excess availability of $10.0 million under the Credit Facility is not maintained. As of June 30, 2018 and December 31, 2017, we were in compliance with the financial covenants under the Credit Facility.

We may borrow funds at LIBOR or at a Base Rate, plus applicable margins of 225 basis point spread over LIBOR and 125 basis point spread on Base Rate loans. The Base Rate is the highest of (i) the Federal Funds Rate plus a margin of 0.50%, (ii) the rate last quoted by The Wall Street Journal as the “Prime Rate,” or (iii) the sum of a LIBOR rate plus 1.00%. In addition to standard fees, the Credit Facility has an unused credit line fee, which ranges from 25 to 50 basis points. For the three and six months ended June 30, 2018 and 2017, the weighted average interest rate on the Credit Facility was approximately 3.79%.

The Credit Facility also contains customary events of default, including a cross default provision and a change of control provision. In the event of a default, all of our obligations and the obligations of our subsidiaries under the Credit Facility may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable.

On June 14, 2018, we entered into a Term Loan Agreement, Term Note, Guaranty and Security Agreement and other ancillary documents and agreements (the “Term Loan”) with Great American Capital Partners Finance Co., LLC (“GACP”), for itself as a Lender (as defined below) and as the agent (in such capacity, “Agent”) for the Lenders from time to time party to the Term Loan (collectively, “Lenders”) and the other “Secured Parties” under and as defined therein, with respect to the issuance to us by Lenders of a $20.0 million term loan. To secure our obligations under the Term Loan, we granted to Agent, for the benefit of the Secured Parties, a security interest in a substantial amount of our consolidated assets and a pledge of the majority of the capital stock of various of our subsidiaries. The Term Loan is a secured obligation, second only to the Credit Facility with Wells Fargo, except with respect to certain of our inventory in which GACP has a priority secured position. We may use the funds from the Term Loan to repurchase or retire its outstanding convertible senior notes due August 2018, for working capital, capital expenditures and other general corporate purposes, subject to certain negative covenants set forth in the Term Loan.

The Term Loan requires the repayment of principal in the amount of 10% of the outstanding Term Loan per year (payable monthly) beginning after the first anniversary. All then-outstanding borrowings under the Term Loan are due, and the Term Loan terminates, no later than June 14, 2021, unless sooner terminated in accordance with its terms, which includes the date of termination of the Wells Fargo Credit Facility and the date that is 91 days prior to the maturity of our various convertible senior notes due in 2020 (see Note 6). We are permitted, and may be required under certain circumstances as set forth in the Term Loan documents, to prepay the Term Loan, which would require a prepayment fee (i) in year one of up to any unearned and unpaid interest that would have become due and payable in year one had the prepayment not occurred plus 2% of the initial amount of the Term Loan (i.e., $20.0 million), (ii) in year two of 2% of the initial amount of the Term Loan and (iii) in year three of 1% of the initial amount of the Term Loan.

Our ability to continue to borrow the initial Term Loan amount of $20.0 million is based on certain accounts receivable and inventory amounts used to compute the borrowing base. In the event the Term Loan balance exceeds the borrowing base computation, the shortfall would be (i) applied to any excess availability under the Wells Fargo Credit Facility or (ii) prepaid. Similar to the Wells Fargo Credit Facility, we are subject to ongoing compliance with certain financial covenants, including the maintenance of a fixed charge coverage ratio of at least 1.25:1.0 based on the trailing four fiscal quarters in the event minimum excess availability of $10.0 million under the Wells Fargo Credit Facility is not maintained. We must also maintain a minimum amount of liquidity, as defined in the Term Loan, of $10.0 million. As of June 30, 2018, we were in compliance with the financial covenants under the Term Loan.

The Term Loan is accelerated and becomes immediately due and payable (and the Term Loan terminates) in the event of a default under the Term Loan which include, among other things, breach of certain covenants or representations contained in the Term Loan documents, defaults under other loans or obligations, involvement in bankruptcy proceedings or an occurrence of a change of control (as such terms are defined in the Term Loan). The Term Loan Documents also contain negative covenants which, during the life of the Term Loan, prohibit and/or limit us from, among other things, incurring certain types of other debt, acquiring other companies, making certain expenditures or investments and changing the character of our business.

As of June 30, 2018, the amount outstanding under the Term Loan was $20.0 million. Borrowings under the Term Loan accrue interest at LIBOR plus 9.00% per annum. For the three and six months ended June 30, 2018, the weighted average interest rate on the Term Loan was approximately 11.1%.

 Amortization expense classified as interest expense related to the estimated $1.4 million debt issuance costs associated with the transactions that closed on June 14, 2018 (i.e., the amendment of the Wells Fargo Credit Facility and the GACP Term Loan) was $0.1 million for the three and six months ended June 30, 2018.

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

On January 25, 2018, Hongkong Meisheng Cultural Company Limited (“Meisheng”) submitted to our Board of Directors a letter containing a non-binding proposal (“Expression of Interest”) expressing Meisheng’s interest in acquiring additional shares of our common stock for $2.95 per share. Upon completion of the transaction, Meisheng’s shareholdings and voting rights would increase to 51%. As of June 30, 2018, Meisheng owned 18% of our outstanding common stock. The proposal states that it is subject to due diligence, and that Meisheng intends to fund the transaction through a combination of existing cash on hand and/or other financing sources to the extent required for the restructuring or refinancing of the Company’s outstanding convertible senior notes. Additionally, the Expression of Interest states that the transaction is subject to approval by Meisheng’s Board of Directors, shareholders and Chinese regulatory authorities. Our Board of Directors has authorized a Special Committee comprised solely of independent directors to evaluate the Expression of Interest.

As of June 30, 2018 and December 31, 2017, we held cash and cash equivalents, including restricted cash, of $63.0 million and $65.0 million, respectively. Cash and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $34.4 million and $52.8 million as of June 30, 2018 and December 31, 2017, respectively. The cash and cash equivalents, including restricted cash balances in our foreign subsidiaries have been fully taxed in the U.S. in connection with the Tax Cuts and Jobs Act, and would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which would not be significant as of June 30, 2018.

Our primary sources of working capital are cash flows from operations and borrowings under our credit facility (see Note 5 - Credit Facilities in the accompanying notes to the condensed consolidated financial statements for additional information).

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

We believe that our cash and cash equivalents, including restricted cash, projected cash flow from operations and borrowings under our credit facility should be sufficient to meet our working capital and capital expenditure requirements, and allow us to repay our indebtedness in 2018, for the next 12 months with certain mitigating plans described herein. On July 26, 2018, we exchanged $8.0 million of our 2018 convertible notes for convertibles notes that mature in November 2020 with terms similar to the convertible notes issued in November 2017 (see Note 18 – Subsequent Events in the accompanying notes to the condensed consolidated financial statements for additional information). On June 14, 2018, we secured a $20.0 million term loan with GACP with the amount advanced based primarily on certain types of inventory. In addition, on June 14, 2018, we expanded our credit facility with Wells Fargo to add certain of our Hong Kong based subsidiaries in order to include the receivables of these subsidiaries in the borrowing base computation, subject to certain limitations, thereby effectively increasing the amount of funds that we can borrow under the credit facility. The GACP term loan matures upon the earlier of (i) June 14, 2021, (ii) the termination date of the Wells Fargo credit facility, or March 27, 2019, and (iii) the date that is 91 days prior to the maturity of our various convertible senior notes due in 2020. We are currently in the initial phases of negotiating to amend and extend our credit facility, which would also effectively extend the GACP term loan. In addition, the Special Committee of the Board of Directors continues to evaluate Meisheng’s Expression of Interest noted above to acquire additional shares of the Company, which would include the restructuring or refinancing of our outstanding convertible senior notes. We cannot make assurances that we will be able to close the aforementioned amendment to our credit facility or a transaction with Meisheng (or another interested party), or that we will have the financial resources required to obtain, or that the conditions of the capital markets will support, any future debt or equity financings. In addition, our ability to fund operations and retire our debt is dependent on a number of factors, some of which are beyond our control and/or inherently difficult to estimate, including our future operating performance and the factors mentioned above and included in “Risk Factors” in Item 1A of this Form 10-Q and the Form 10-Q for the quarter ended March 31, 2018. If we are unable to amend our credit facility to extend the term or secure another source of capital on commercially reasonable terms, we may be required to take additional measures, such as reorganizing our cost structure and adjusting our inventory purchases and/or payment terms with suppliers, which could have a material adverse impact on our revenues and business.

As of June 30, 2018, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of June 30, 2018, we have outstanding convertible senior notes payable of $21.2 million principal amount due August 2018 with a fixed interest rate of 4.25% per annum, $113.0 million principal amount due June 2020 with a fixed interest rate of 4.875% per annum, and $21.5 million principal amount due November 2020 with a fixed interest rate of 3.25% per annum if paid in cash. As the interest rates on the notes are at fixed rates, we are not generally subject to any direct risk of loss related to these notes arising from changes in interest rates.

Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility and term loan facility (see Note 5 - Credit Facilities in the accompanying notes to the condensed consolidated financial statements for additional information). Borrowings under the revolving credit facility bear interest at a variable rate based on Base Rate or LIBOR Rate at the option of the Company. For Base Rate loans, the interest rate is equal to a margin of 1.25% plus the highest of (i) the Federal Funds Rate plus a margin of 0.50%, (ii) the rate last quoted by The Wall Street Journal as the “Prime Rate,” or (iii) the sum of a LIBOR rate plus 1.00%. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin of 2.25%. Borrowings under the term loan facility bear interest at LIBOR plus 9% per annum. Borrowings under the revolving credit facility and term loan facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the six months ended June 30, 2018, the maximum amount borrowed under the revolving credit facility was $5.0 million and the average amount of borrowings outstanding was $1.7 million. As of June 30, 2018, the amount of total borrowings outstanding under the revolving credit facility was nil. If the prevailing market interest rates relative to these borrowings increased by 10%, our interest expense during the period ended June 30, 2018 would have increased by less than $0.1 million.

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

Item 1A. Risk Factors

The following risk factor updates and supersedes, in its entirety, the similarly captioned risk factor contained in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Annual Report"). The risk factor below updates and supersedes, in its entirety, the similarly captioned risk factor contained in "Part II, Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and should be reviewed together with the other risk factors contained therein:

Restrictions under or the loss of availability under our term loan and credit facilities could adversely impact our business and financial condition.

 In March 2014, we obtained a $75.0 million revolving line of credit, and in June 2018, we entered into a $20.0 million term loan. Amounts borrowed under the revolving credit line and term loan are senior secured obligations. All outstanding borrowings under the revolving credit line and term loan are accelerated and become immediately due and payable (and the revolving credit line and term loan terminates) in the event of a default which includes, among other things, failure to comply with certain financial covenants or breach of representations contained in the credit line and term loan documents, defaults under other loans or obligations, involvement in bankruptcy proceedings, an occurrence of a change of control or an event constituting a material adverse effect on us (as such terms are defined in the credit line and term loan documents). We are also subject to negative covenants which, during the life of the credit line and term loan, prohibit and/or limit us from, among other things, incurring certain types of other debt, acquiring other companies, making certain expenditures or investments, changing the character of our business, and certain changes to our executive officers. Our failure to comply with such covenants or any other breach of the credit line or term loan agreements could cause a default and we may then be required to repay borrowings under our credit facilities with capital from other sources. We could also be blocked from future borrowings or obtaining letters of credit under the revolving line of credit, and the credit agreement and the term loan could be terminated by the lenders. Under these circumstances, other sources of capital may not be available or may be available only on unfavorable terms. In the event of a default, it is possible that our assets and certain of our subsidiaries’ assets may be attached or seized by the lenders. Any (i) failure by us to comply with the covenants or other provisions of the credit facilities, (ii) difficulty in securing any required future financing or (iii) any such seizure or attachment of assets could have a material adverse effect on our business and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the second quarter of 2018, the Company did not purchase any of its common stock.

Item 6. Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated By-Laws of the Company (2)
4.1
Term Loan Agreement dated as of June 14, 2018 among Registrant, Disguise, Inc., JAKKS Sales Corporation, Maui, Inc., Moose Mountain Marketing, Inc., and Kids Only, Inc., A.S. Design Limited, Arbor Toys Company Limited, Disguise Limited, Jakks Pacific (Asia) Limited, Jakks Pacific (H.K.) Limited, Kids Only, Limited, Moose Mountain Toymakers Limited, and Tollytots Limited and GACP Finance Co., LLC (3)

4.2
Term Note dated June 14, 2018 in the amount of $20,000,000 issued in favor of GACP II L.P. by JAKKS Pacific, Inc., Disguise, Inc., JAKKS Sales Corporation, Maui, Inc., Moose Mountain Marketing, Inc., and Kids Only, Inc. (3)

4.3
Guaranty and Security Agreement dated as of June 14, 2018 among GACP Finance Co., LLC,, as Agent for Secured Parties, and JAKKS Pacific, Inc., Disguise, Inc., JAKKS Sales Corporation, Maui, Inc., Moose Mountain Marketing, Inc., and Kids Only, Inc., A.S. Design Limited, Arbor Toys Company Limited, Disguise Limited, Jakks Pacific (Asia) Limited, Jakks Pacific (H.K.) Limited, Kids Only, Limited, Moose Mountain Toymakers Limited, and Tollytots Limited (3)

4.4
Eleventh Amendment to Credit Agreement and Amendment to Guaranty and Security Agreement dated as of June 14, 2018 among Registrant, Disguise, Inc., JAKKS Sales Corporation, Maui, Inc., Moose Mountain Marketing, Inc., and Kids Only, Inc., and Wells Fargo Bank, National Association (3)

10.1	Employment Agreement dated as of April 1, 2018 between Registrant and Brent T. Novak (4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (5)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (5)
32.1	Section 1350 Certification of Chief Executive Officer (5)
32.2	Section 1350 Certification of Chief Financial Officer (5)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011 and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed June 15, 2018 and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2018 and incorporated herein by reference.

(5)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: August 9, 2018	By:	/s/ Brent Novak
Brent Novak
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated By-Laws of the Company (2)
4.1
Term Loan Agreement dated as of June 14, 2018 among Registrant, Disguise, Inc., JAKKS Sales Corporation, Maui, Inc., Moose Mountain Marketing, Inc., and Kids Only, Inc., A.S. Design Limited, Arbor Toys Company Limited, Disguise Limited, Jakks Pacific (Asia) Limited, Jakks Pacific (H.K.) Limited, Kids Only, Limited, Moose Mountain Toymakers Limited, and Tollytots Limited and GACP Finance Co., LLC (3)

4.2
Term Note dated June 14, 2018 in the amount of $20,000,000 issued in favor of GACP II L.P. by JAKKS Pacific, Inc., Disguise, Inc., JAKKS Sales Corporation, Maui, Inc., Moose Mountain Marketing, Inc., and Kids Only, Inc. (3)

4.3
Guaranty and Security Agreement dated as of June 14, 2018 among GACP Finance Co., LLC,, as Agent for Secured Parties, and JAKKS Pacific, Inc., Disguise, Inc., JAKKS Sales Corporation, Maui, Inc., Moose Mountain Marketing, Inc., and Kids Only, Inc., A.S. Design Limited, Arbor Toys Company Limited, Disguise Limited, Jakks Pacific (Asia) Limited, Jakks Pacific (H.K.) Limited, Kids Only, Limited, Moose Mountain Toymakers Limited, and Tollytots Limited (3)

4.4
Eleventh Amendment to Credit Agreement and Amendment to Guaranty and Security Agreement dated as of June 14, 2018 among Registrant, Disguise, Inc., JAKKS Sales Corporation, Maui, Inc., Moose Mountain Marketing, Inc., and Kids Only, Inc., and Wells Fargo Bank, National Association (3)

10.1	Employment Agreement dated as of April 1, 2018 between Registrant and Brent T. Novak (4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (5)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (5)
32.1	Section 1350 Certification of Chief Executive Officer (5)
32.2	Section 1350 Certification of Chief Financial Officer (5)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011 and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed June 15, 2018 and incorporated herein by reference.

(4)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2018 and incorporated herein by reference.

(5)	Filed herewith.