Form 10-Q
period 2018-09-30
JAKKS PACIFIC INC
filed 2018-11-09
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or

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

The number of shares outstanding of the issuer’s common stock is 29,169,913 as of November 9, 2018.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2018
ITEMS IN FORM 10-Q

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets - September 30, 2018 and December 31, 2017 (unaudited)	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2018 and 2017 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Mine Safety Disclosures	None
Item 5.	Other Information	None
Item 6.	Exhibits	36

Signatures		37
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

Assets	September 30, 2018	December 31, 2017
	(Unaudited)
Current assets
Cash and cash equivalents	$52,177	$64,977
Restricted cash	4,967	—
Accounts receivable, net of allowance for doubtful accounts of $22,419 and $10,940 at September 30, 2018 and December 31, 2017, respectively	205,412	142,457
Inventory	64,451	58,432
Prepaid expenses and other assets	26,485	16,803
Total current assets	353,492	282,669
Property and equipment
Office furniture and equipment	15,397	15,043
Molds and tooling	115,816	115,378
Leasehold improvements	10,776	10,936
Total	141,989	141,357
Less accumulated depreciation and amortization	120,802	118,130
Property and equipment, net	21,187	23,227
Intangible assets, net	18,477	22,190
Other long term assets	18,938	6,579
Goodwill	35,197	35,384
Trademarks	300	300
Total assets	$447,591	$370,349
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$142,612	$49,916
Accrued expenses	48,539	42,145
Reserve for sales returns and allowances	30,270	17,622
Short term debt, net	19,365	5,000
Convertible senior notes, net	—	21,075
Total current liabilities	240,786	135,758
Convertible senior notes, net	145,056	133,497
Other liabilities	4,364	4,537
Income taxes payable	994	1,261
Deferred income taxes, net	787	783
Total liabilities	391,987	275,836
Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 29,169,913 and 26,957,354 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	30	27
Treasury stock, at cost; 3,112,840 shares	(24,000)	(24,000)
Additional paid-in capital	217,468	215,809
Accumulated deficit	(124,354)	(85,233)
Accumulated other comprehensive loss	(14,548)	(13,059)
Total JAKKS Pacific, Inc. stockholders' equity	54,596	93,544
Non-controlling interests	1,008	969
Total stockholders' equity	55,604	94,513
Total liabilities and stockholders' equity	$447,591	$370,349

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2018	2017	2018	2017
Net sales	$236,699	$262,413	$435,484	$476,483
Cost of sales	172,369	200,632	320,254	350,962
Gross profit	64,330	61,781	115,230	125,521
Selling, general and administrative expenses	44,287	55,991	142,985	149,563
Goodwill and other intangibles impairment	—	13,536	—	13,536
Income (loss) from operations	20,043	(7,746)	(27,755)	(37,578)
Income from joint ventures	—	—	227	105
Other income	223	110	304	292
Loss on extinguishment of convertible senior notes	(453)	—	(453)	—
Change in fair value of convertible senior notes	917	—	(2,514)	—
Write-off of investment in DreamPlay, LLC	—	(7,000)	—	(7,000)
Interest income	19	12	47	26
Interest expense	(3,097)	(2,027)	(7,230)	(7,496)
Income (loss) before provision for (benefit from) income taxes	17,652	(16,651)	(37,374)	(51,651)
Provision for (benefit from) income taxes	1,953	918	1,708	890
Net income (loss)	15,699	(17,569)	(39,082)	(52,541)
Net income (loss) attributable to non-controlling interests	17	45	39	131
Net income (loss) attributable to JAKKS Pacific, Inc.	$15,682	$(17,614)	$(39,121)	$(52,672)
Income (loss) per share - basic	$0.68	$(0.77)	$(1.69)	$(2.53)
Shares used in income (loss) per share - basic	23,106	22,772	23,104	20,848
Income (loss) per share - diluted	$0.38	$(0.77)	$(1.69)	$(2.53)
Shares used in income (loss) per share - diluted	45,686	22,772	23,104	20,848
Comprehensive income (loss)	$14,550	$(15,907)	$(40,571)	$(48,413)
Comprehensive income (loss) attributable to JAKKS Pacific, Inc.	$14,533	$(15,952)	$(40,610)	$(48,544)

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30, (Unaudited)
	2018	2017
Cash flows from operating activities
Net income (loss)	$(39,082)	$(52,541)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	11,530	11,018
Depreciation and amortization	13,991	18,414
Write-off and amortization of debt issuance costs	1,234	1,682
Share-based compensation expense	1,747	2,253
Gain on disposal of property and equipment	(108)	(23)
Intangibles impairment	—	5,248
Write-off of investment in DreamPlay, LLC	—	7,000
Goodwill impairment	—	8,288
(Gain) loss on extinguishment of convertible senior notes	453	(114)
Change in fair value of convertible senior notes	2,514	—
Deferred income taxes	4	(1)
Changes in operating assets and liabilities:
Accounts receivable	(74,485)	(61,522)
Inventory	(6,019)	(4,709)
Prepaid expenses and other assets	(21,767)	(108)
Accounts payable	94,011	47,518
Accrued expenses	6,394	16,279
Reserve for sales returns and allowances	12,648	(3,449)
Income taxes payable	(267)	(1,053)
Other liabilities	(173)	(382)
Total adjustments	41,707	46,339
Net cash provided by (used in) operating activities	2,625	(6,202)
Cash flows from investing activities
Purchases of property and equipment	(9,552)	(10,464)
Proceeds from sale of property and equipment	108	24
Net cash provided by (used in) investing activities	(9,444)	(10,440)
Cash flows from financing activities
Retirement of convertible senior notes	(13,178)	—
Repayment of credit facility borrowings	(5,000)	(8,000)
Repurchase of convertible senior notes	—	(35,614)
Deferred issuance costs	(1,449)	—
Proceeds from term loan facility	20,000	—
Proceeds from issuance of common stock	—	19,311
Repurchase of common stock for employee tax withholding	(85)	(12)
Net cash provided by (used in) financing activities	288	(24,315)
Net increase (decrease) in cash, cash equivalents and restricted cash	(6,531)	(40,957)
Effect of foreign currency translation	(1,302)	3,704
Cash, cash equivalents and restricted cash, beginning of period	64,977	86,064
Cash, cash equivalents and restricted cash, end of period	$57,144	$48,811
Cash paid during the period for:
Income taxes	$1,009	$1,669
Interest	$5,161	$5,727

             As of September 30, 2018, there was $3.9 million of property and equipment included in accounts payable. As of December 31, 2017, there was $5.2 million of property and equipment included in accounts payable.

See Notes 5, 6 and 9 for additional supplemental information to the condensed consolidated statements of cash flows.

See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2018

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in ASC 605, (Topic 605), and most industry-specific guidance. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, and interim periods therein. In 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Identifying Performance Obligations and Licensing,” and ASU 2016-12, “Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients.” Entities have the choice to adopt these updates using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of these standards recognized at the date of the adoption.

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

There is no impact to the Company’s condensed consolidated financial statements resulting from the adoption of Topic 606 as the timing and measurement of revenue remained consistent with Topic 605, although the Company’s approach to revenue recognition is now based on the transfer of control. Further, there is no difference in the amounts of the revenue and cost of sales reported in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the quarter ended September 30, 2018 that were recognized pursuant to Topic 606 and those that would have been reported pursuant to Topic 605.

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
September 30, 2018

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The update requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The Company early adopted this standard during the second quarter of 2017.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting,” which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this standard does not have an impact on the Company’s condensed consolidated financial statements.

In January 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which gives entities the option to reclassify to retained earnings the tax effects resulting from the Act related to items in Accumulated Other Comprehensive Income (“AOCI”) that the FASB refers to as having been stranded in AOCI. The new guidance may be applied retrospectively to each period in which the effect of the Act is recognized in the period of adoption. The Company could adopt this guidance for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued or made available for issuance, including the period the Act was enacted. The guidance, when adopted, will require new disclosures regarding a company’s accounting policy for releasing the tax effects in AOCI and permit the company the option to reclassify to retained earnings the tax effects resulting from the Act that are stranded in AOCI. The Company is not early adopting at this time and does not have plans to adopt this new guidance.

In March 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which made targeted improvements to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. The adoption of this standard does not have an impact on the Company’s condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” which supersedes most of the prior accounting guidance on nonemployee share-based payments, and instead aligns it with existing guidance on employee share-based payments in Topic 718. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of this new standard on its condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2018

In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” which affects narrow aspects of the guidance in ASU 2016-02, Leases (Topic 842). The amendments include sixteen narrow amendments to the leases standard resulting from implementation activities, such as discussions between the FASB and stakeholders, technical inquiries, and routine Codification feedback. This ASU is intended to clarify the intended application of certain aspects of the new leases guidance and correct cross-reference inconsistencies. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of this new standard on its condensed consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of this new standard on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which improves the effectiveness of the disclosures required under ASC 820 and modifies the disclosure requirements on fair value measurements, including the consideration of costs and benefits. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of this new standard on its condensed consolidated financial statements.

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

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and nine months ended September 30, 2018 and 2017 and as of September 30, 2018 and December 31, 2017 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Sales
U.S. and Canada	$133,481	$154,046	$263,397	$295,098
International	37,902	50,141	77,245	87,583
Halloween	65,316	58,226	94,842	93,802
	$236,699	$262,413	$435,484	$476,483

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2018

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income (Loss) from Operations
U.S. and Canada	$12,029	$(6,760)	$(17,373)	$(24,155)
International	2,919	(735)	(6,764)	(3,986)
Halloween	5,095	(251)	(3,618)	(9,437)
	$20,043	$(7,746)	$(27,755)	$(37,578)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Depreciation and Amortization Expense
U.S. and Canada	$4,823	$5,682	$10,125	$13,107
International	1,312	1,811	2,886	3,693
Halloween	428	808	980	1,614
	$6,563	$8,301	$13,991	$18,414

	September 30, 2018	December 31, 2017
Assets
U.S. and Canada	$271,100	$229,505
International	118,781	106,255
Halloween	57,710	34,589
	$447,591	$370,349

The following tables present information about the Company by geographic area as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Long-lived Assets
China	$15,867	$17,194
United States	5,113	5,755
Hong Kong	207	278
	$21,187	$23,227

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Sales by Customer Area
United States	$186,497	$199,064	$337,543	$367,694
Europe	25,606	33,640	49,542	56,537
Canada	11,091	11,062	18,663	18,086
Hong Kong	1,182	397	1,709	784
Other	12,323	18,250	28,027	33,382
	$236,699	$262,413	$435,484	$476,483

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2018

Major Customers

Net sales to major customers for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands, except for percentages):

	Three Months Ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Wal-Mart	$64,133	27.1%	$70,768	27.0%	$107,344	24.6%	$118,819	24.9%
Target	50,797	21.5	44,502	17.0	87,641	20.1	77,674	16.3
Toys ‘R’ Us	*	*	22,741	8.7	*	*	49,760	10.4

* Sales to Toys ‘R’ Us in the applicable periods were less than 10% of total sales

At September 30, 2018 and December 31, 2017, the Company’s three largest customers accounted for approximately 46.0% and 60.6%, respectively, of the Company’s gross accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses.

On March 15, 2018, Toys “R” Us (“TRU”) filed a motion to conduct an orderly wind down of its operations in the U.S. and commence store closing sales at all 735 U.S. stores. The total TRU worldwide pre and post-petition gross accounts receivable balance of $20.7 million as of September 30, 2018 has been fully reserved by the Company.

At September 30, 2018 and December 31, 2017, the Company’s TRU consolidated accounts receivable balance represented 8.7% and 26.4%, respectively, of the Company’s gross accounts receivable.

Note 3 — Inventory

Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and capitalized warehouse costs, is valued at the lower of cost (first-in, first-out) or net realizable value, net of inventory obsolescence reserve, and consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$1,094	$1,596
Finished goods	63,357	56,836
	$64,451	$58,432

During the first quarter of 2017, the Company adopted ASU 2015-11, “Simplifying the Measurement of Inventory (Topic 330).” The amendments, which apply to inventory that is measured using any method other than the last-in, first-out (LIFO) or retail inventory method, require that entities measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and should be applied on a prospective basis. The adoption of ASU 2015-11 did not have an impact to the Company’s condensed consolidated financial statements.

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

The Company also participates in cooperative advertising arrangements with some customers, whereby it allows a discount from invoiced product amounts in exchange for customer purchased advertising that features the Company’s products. Generally, these allowances range from 1% to 12% of gross sales, and are generally based upon product purchases or specific advertising campaigns. Such allowances are accrued when the related revenue is recognized. These cooperative advertising arrangements provide a distinct benefit at fair value, and are accounted for as direct selling expenses.

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

The Company’s reserve for sales returns and allowances amounted to $30.3 million as of September 30, 2018, compared to $17.6 million as of December 31, 2017.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2018

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

The Credit Facility is secured by a security interest in favor of Wells Fargo covering a substantial amount of the consolidated assets and a pledge of the majority of the capital stock of various of the Company’s subsidiaries. As of September 30, 2018, there were no outstanding borrowings and the amount of outstanding stand-by letters of credit totaled $12.8 million; the total excess availability under the Credit Facility was $34.7 million. As of December 31, 2017, the amount of outstanding borrowings was $5.0 million and outstanding stand-by letters of credit totaled $20.0 million; the total excess availability under the Credit Facility was $14.1 million. In October 2018, the Company borrowed $7.5 million under the Credit Facility.

The Company’s ability to borrow under the Credit Facility is also subject to its ongoing compliance with certain financial covenants, including the maintenance by the Company of a fixed charge coverage ratio of at least 1.25:1.0 based on the trailing four fiscal quarters in the event minimum excess availability of $10.0 million under the Credit Facility is not maintained. As of September 30, 2018 and December 31, 2017, the Company was in compliance with the financial covenants under the Credit Facility.

The Company may borrow funds at LIBOR or at a Base Rate, plus applicable margins of 225 basis point spread over LIBOR and 125 basis point spread on Base Rate loans. The Base Rate is the highest of (i) the Federal Funds Rate plus a margin of 0.50%, (ii) the rate last quoted by The Wall Street Journal as the “Prime Rate,” or (iii) the sum of a LIBOR rate plus 1.00%. In addition to standard fees, the Credit Facility has an unused credit line fee, which ranges from 25 to 50 basis points. For the three months ended September 30, 2018 and 2017, the weighted average interest rate on the Credit Facility was nil and approximately 3.49%, respectively. For the nine months ended September 30, 2018 and 2017, the weighted average interest rate on the Credit Facility was approximately 3.79% and 3.03%, respectively.

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

Great American Capital Partners

On June 14, 2018, the Company entered into a Term Loan Agreement, Term Note, Guaranty and Security Agreement and other ancillary documents and agreements (the “Term Loan”) with Great American Capital Partners Finance Co., LLC (“GACP”), for itself as a Lender (as defined below) and as the agent (in such capacity, “Agent”) for the Lenders from time to time party to the Term Loan (collectively, “Lenders”) and the other “Secured Parties” under and as defined therein, with respect to the issuance to the Company by Lenders of a $20.0 million term loan. To secure the Company’s obligations under the Term Loan, the Company granted to Agent, for the benefit of the Secured Parties, a security interest in a substantial amount of the Company’s consolidated assets and a pledge of the majority of the capital stock of various of its subsidiaries. The Term Loan is a secured obligation, second only to the Credit Facility with Wells Fargo, except with respect to certain of the Company’s inventory in which GACP has a priority secured position. The Company may use the funds from the Term Loan to repurchase or retire its outstanding convertible senior notes due August 2018, for working capital, capital expenditures and other general corporate purposes, subject to certain negative covenants set forth in the Term Loan.

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

The Company’s ability to continue to borrow the initial Term Loan amount of $20.0 million is based on certain accounts receivable and inventory amounts used to compute the borrowing base. In the event the Term Loan balance exceeds the borrowing base computation, the shortfall would be (i) applied to any excess availability under the Wells Fargo Credit Facility or (ii) prepaid. Similar to the Wells Fargo Credit Facility, the Company is subject to ongoing compliance with certain financial covenants, including the maintenance by the Company of a fixed charge coverage ratio of at least 1.25:1.0 based on the trailing four fiscal quarters in the event minimum excess availability of $10.0 million under the Wells Fargo Credit Facility is not maintained. The Company must also maintain a minimum amount of liquidity, as defined in the Term Loan, of $10.0 million. As of September 30, 2018, the Company was in compliance with the financial covenants under the Term Loan.

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

As of September 30, 2018, the amount outstanding under the Term Loan was $20.0 million. Borrowings under the Term Loan accrue interest at LIBOR plus 9.00% per annum. For the three and nine months ended September 30, 2018, the weighted average interest rate on the Term Loan was approximately 11.1%.

  Amortization expense classified as interest expense related to the $1.4 million debt issuance costs associated with the transactions that closed on June 14, 2018 (i.e., the amendment of the Wells Fargo Credit Facility and the GACP Term Loan) was $0.4 million and $0.5 million for the three and nine months ended September 30, 2018, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2018

Note 6 — Convertible Senior Notes

Convertible senior notes consist of the following (in thousands):

	September 30, 2018			December 31, 2017
	Principal/	Debt		Principal/	Debt
	Fair Value	Issuance	Net	Fair Value	Issuance	Net
	Amount	Costs	Amount	Amount	Costs	Amount

4.25% convertible senior notes (due 2018)	$ ―	$ ―	$ ―	$21,178	$103	$21,075
4.875% convertible senior notes (due 2020)	113,000	1,380	111,620	113,000	1,972	111,028
3.25% convertible senior notes (due 2020) *	33,436	―	33,436	22,469	―	22,469
Total convertible senior notes, net of debt issuance costs	$146,436	$1,380	$145,056	$156,647	$2,075	$154,572
             * The amount presented for the 3.25% 2020 convertible senior notes within the table represents the fair value as of September 30, 2018 and December 31, 2017 (see Note 16). The principal amount of these notes totals $29.5 million and $21.5 million as of September 30, 2018 and December 31, 2017, respectively.

Amortization expense classified as interest expense related to debt issuance costs was $0.2 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively, and $0.7 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively.

In July 2013, the Company sold an aggregate of $100.0 million principal amount of 4.25% convertible senior notes due 2018 (the “2018 Notes”). The 2018 Notes, which were senior unsecured obligations of the Company, paid interest semi-annually in arrears on August 1 and February 1 of each year at a rate of 4.25% per annum and matured on August 1, 2018. The initial conversion rate for the 2018 Notes was 114.3674 shares of the Company’s common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.74 per share of common stock, subject to adjustment in certain events. In 2016, the Company repurchased and retired an aggregate of approximately $6.1 million principal amount of the 2018 Notes. In addition, approximately $0.1 million of the unamortized debt issuance costs were written off and a nominal gain was recognized in conjunction with the retirement of the 2018 Notes. During the first quarter of 2017, the Company exchanged and retired $39.1 million principal amount of the 2018 Notes at par for $24.1 million in cash and approximately 2.9 million shares of its common stock. During the second quarter of 2017, the Company exchanged and retired $12.0 million principal amount of the 2018 Notes at par for $11.6 million in cash and 112,400 shares of its common stock, and approximately $0.1 million of the unamortized debt issuance costs were written off and a $0.1 million gain was recognized in conjunction with the exchange and retirement of the 2018 Notes.

In August 2017, the Company agreed with Oasis Management and Oasis Investments II Master Fund Ltd., (collectively, “Oasis”) the holder of approximately $21.5 million face amount of its 4.25% convertible senior notes due in 2018, to extend the maturity date of these notes to November 1, 2020. In addition, the interest rate was reduced to 3.25% per annum and the conversion rate was increased to 328.0302 shares of the Company’s common stock per $1,000 principal amount of notes, among other things. After execution of a definitive agreement for the modification and final approval by the other members of the Company’s Board of Directors and Oasis’ Investment Committee the transaction closed on November 7, 2017. In connection with this transaction, the Company recognized a loss on extinguishment of the debt of approximately $0.6 million. On July 26, 2018, the Company closed a transaction with Oasis to exchange $8.0 million face amount of the 4.25% convertible senior notes due in August 2018 with convertible senior notes similar to those issued to Oasis in November 2017. The new notes mature on November 1, 2020, accrue interest at an annual rate of 3.25% and are convertible into shares of the Company’s common stock at a rate of 322.2688 shares per $1,000 principal amount of the new notes. In connection with this transaction, the Company recognized a loss on extinguishment of the debt of approximately $0.5 million. The conversion price for the 3.25% convertible senior notes will be reset on November 1, 2018 and November 1, 2019 (each, a “reset date”) to a price equal to 105% above the 5-day VWAP preceding the reset date; provided, however, among other reset restrictions, that if the conversion price resulting from such reset is lower than 90 percent of the average VWAP during the 90 calendar days preceding the reset date, then the reset price shall be the 30-day VWAP preceding the reset date. The conversion price reset on November 1, 2018 to $2.54 per share.

The remaining $13.2 million of 2018 Notes were redeemed at par at maturity on August 1, 2018.

The Company has elected to measure and present the debt held by Oasis at fair value using Level 3 inputs and as a result, recognized a gain of $0.9 million for the three months ended September 30, 2018 and a loss of $2.5 million for the nine months ended September 30, 2018 related to changes in the fair value of the 3.25% 2020 Notes. At September 30, 2018 and December 31, 2017, the 3.25% 2020 Notes had a fair value of approximately $33.4 million and $22.5 million, respectively. The Company evaluated its credit risk as of September 30, 2018, and determined that there was no change from December 31, 2017.

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

The fair value of the 4.875% convertible senior notes payable due 2020 as of September 30, 2018 and December 31, 2017 was $97.3 million and $89.7 million, respectively, based upon the most recent quoted market prices. The fair values of the convertible senior notes are considered to be Level 3 measurements on the fair value hierarchy.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2018

Note 7 — Income Taxes

The Company’s income tax expense of $2.0 million for the three months ended September 30, 2018 reflects an effective tax rate of 11.1%. The Company’s income tax expense of $0.9 million for the three months ended September 30, 2017 reflects an effective tax rate of (5.5%). The majority of the tax expense for the three months ended September 30, 2018 relates to foreign income taxes and discrete items. The majority of the tax expense for the three months ended September 30, 2017 relates to foreign income taxes.

The Company’s income tax expense of $1.7 million for the nine months ended September 30, 2018 reflects an effective tax rate of (4.6%). The Company’s income tax expense of $0.9 million for the nine months ended September 30, 2017 reflects an effective tax rate of (1.7%). The majority of the tax expense for the nine months ended September 30, 2018 primarily relates to foreign income taxes, partially offset by discrete items. The majority of the tax expense for the nine months ended September 30, 2017 primarily relates to foreign income taxes, partially offset by favorable discrete items.

  The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. Due to the timing of the enactment and the complexity involved in applying the provisions of the Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. As we collect and prepare necessary data, and interpret the Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially affect our provision for income taxes and effective tax rate in the period in which the adjustments are made. No adjustments were made in the third quarter of 2018 as the provisional amounts as of December 31, 2017 remain reasonable. We will continue to make and refine our calculations as additional analysis is completed in 2018.

  The Act subjects a U.S. shareholder to tax on Global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At September 30, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI related to current-year operations only. The GILTI provision does not impact the 2018 third quarter tax expense due to the fully valued tax attributes carryforward.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2018

Note 8 — Income (Loss) Per Share

The following table is a reconciliation of the weighted average shares used in the computation of income (loss) per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2018			2017
		Weighted			Weighted
	Income	Average	Per-	Income	Average	Per-
	(Loss)	Shares	Share	(Loss)	Shares	Share
Income (loss) per share — basic
Net income (loss) available to common stockholders	$15,682	23,106	$0.68	$(17,614)	22,772	$(0.77)
Effect of dilutive securities:
Convertible senior notes	1,487	21,426		—	—
Unvested performance stock grants	—	832		—	—
Unvested restricted stock grants	—	322		—	—
Income (loss) per share — diluted
Net income (loss) available to common stockholders plus assumed exercises and conversion	$17,169	45,686	$0.38	$(17,614)	22,772	$(0.77)

	Nine Months Ended September 30,
	2018			2017
		Weighted			Weighted
	Income	Average	Per-	Income	Average	Per-
	(Loss)	Shares	Share	(Loss)	Shares	Share
Income (loss) per share — basic
Net income (loss) available to common stockholders	$(39,121)	23,104	$(1.69)	$(52,672)	20,848	$(2.53)
Effect of dilutive securities:
Convertible senior notes	—	—		—	—
Unvested performance stock grants	—	—		—	—
Unvested restricted stock grants	—	—		—	—
Income (loss) per share — diluted
Net income (loss) available to common stockholders plus assumed exercises and conversion	$(39,121)	23,104	$(1.69)	$(52,672)	20,848	$(2.53)

Basic income (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of warrants, options, restricted stock awards, restricted stock units and convertible debt to the extent they are dilutive). The weighted average number of common shares outstanding excludes shares repurchased pursuant to a prepaid forward share repurchase agreement associated with the issuance of the convertible senior notes due 2020. Common share equivalents that could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted earnings per share due to being anti-dilutive, totaled approximately 2,894,029 and 20,215,325 for the three months ended September 30, 2018 and 2017, respectively, and 25,332,390 and 21,502,935 for the nine months ended September 30, 2018 and 2017, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2018

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

No dividend was declared or paid in the nine months ended September 30, 2018 or 2017.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2018

Note 10 — Joint Ventures

 The Company owns a fifty percent interest in a joint venture (“Pacific Animation Partners”) with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company. The joint venture was created to develop and produce a boys’ animated television show, which it licensed worldwide for television broadcast as well as consumer products. The Company produced toys based upon the television program under a license from the joint venture which also licensed certain other merchandising rights to third parties. The joint venture completed and delivered 65 episodes of the show, which began airing in February 2012, and has since ceased production of the television show. For the three and nine months ended September 30, 2018, the Company recognized income from the joint venture of nil and $22,000, respectively. For the three and nine months ended September 30, 2017, the Company recognized nil for funds received related to the joint venture.

As of September 30, 2018 and December 31, 2017, the balance of the investment in the Pacific Animation Partners joint venture is nil.

For the three and nine months ended September 30, 2018, respectively, the Company recognized nil and $0.2 million of income for funds received related to a former video game joint venture in partial settlement of amounts owed to the Company when our joint venture partner was liquidated pursuant to their 2012 bankruptcy filing. For the three and nine months ended September 30, 2017, respectively, the Company recognized nil and $0.1 million of income for funds received related to a former video game joint venture in partial settlement of amounts owed to the Company when our joint venture partner was liquidated pursuant to their 2012 bankruptcy filing.

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

In November 2014, the Company entered into a joint venture with Meisheng Culture & Creative Corp., for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the income was $17,000 and $45,000 for the three months ended September 30, 2018 and 2017, respectively, and $39,000 and $131,000 for the nine months ended September 30, 2018 and 2017, respectively.

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited, a Hong Kong-based subsidiary of Meisheng (“HK Meisheng”), for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and HK Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng will oversee through the Company’s existing distribution joint venture. The non-controlling interest’s share of the loss from the joint venture for three and nine months ended September 30, 2018 and 2017 was nil. As of April 27, 2017, Hong Kong Meisheng Cultural Company Limited beneficially owns more than 10% of the Company’s outstanding common stock.

Note 11 — Goodwill

The changes to the carrying amount of goodwill as of September 30, 2018 are summarized as follows (in thousands):

Total
Balance, December 31, 2017	$35,384
Adjustments to goodwill for foreign currency translation	(187)
Balance, September 30, 2018	$35,197

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, on an interim basis, if certain events or circumstances indicate that an impairment loss may have been incurred. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. Based on the Company’s April 1 annual assessment, it determined that the fair values of its reporting units were not less than the carrying amounts. No goodwill impairment was determined to have occurred for the nine months ended September 30, 2018. A charge of $8.3 million for goodwill impairment was recorded during the three and nine months ended September 30, 2017.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2018

Note 12 — Intangible Assets Other Than Goodwill

Intangible assets other than goodwill consist primarily of licenses, product lines, customer relationships and trademarks. Amortized intangible assets are included in intangibles in the accompanying condensed consolidated balance sheets. Trademarks are disclosed separately in the accompanying condensed consolidated balance sheets. Intangible assets as of September 30, 2018 and December 31, 2017 include the following (in thousands, except for weighted useful lives):

		September 30, 2018			December 31, 2017
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)
Amortized Intangible Assets:
Licenses	5.81	$20,130	$(19,228)	$902	$20,130	$(18,620)	$1,510
Product lines	10.36	33,858	(16,283)	17,575	33,858	(13,178)	20,680
Customer relationships	4.90	3,152	(3,152)	__	3,152	(3,152)	—
Trade names	5.00	3,000	(3,000)	—	3,000	(3,000)	—
Non-compete agreements	5.00	200	(200)	—	200	(200)	—
Total amortized intangible assets		$60,340	$(41,863)	$18,477	$60,340	$(38,150)	$22,190
Unamortized Intangible Assets:
Trademarks		$300	$—	$300	$300	$—	$300

Note 13 — Comprehensive Income (Loss)

The table below presents the components of the Company’s comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income (Loss)	$15,699	$(17,569)	$(39,082)	$(52,541)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,149)	1,662	(1,489)	4,128
Comprehensive income (loss)	14,550	(15,907)	(40,571)	(48,413)
Less: Comprehensive income (loss) attributable to non-controlling interests	17	45	39	131
Comprehensive income (loss) attributable to JAKKS Pacific, Inc.	$14,533	$(15,952)	$(40,610)	$(48,544)

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
September 30, 2018

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

The following table summarizes the total share-based compensation expense and the related tax benefits recognized for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Restricted stock compensation expense	$760	$793	$1,747	$2,253
Tax benefit related to restricted stock compensation	—	—	—	—

Restricted Stock Awards

Restricted stock award activity (including those with performance-based vesting criteria) for the nine months ended September 30, 2018 is summarized as follows:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2017	981,208	$4.12
Awarded	2,164,374	1.88
Released	(194,800)	5.14
Forfeited	—	—
Outstanding, September 30, 2018	2,950,782	2.41

As of September 30, 2018, there was $3.4 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.52 years.

 Restricted Stock Units

Restricted stock unit activity (including those with performance-based vesting criteria) for the nine months ended September 30, 2018 is summarized as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2017	959,192	$4.68
Awarded	357,143	1.96
Released	(125,290)	5.15
Forfeited	(93,229)	4.52
Outstanding, September 30, 2018	1,097,816	3.76

As of September 30, 2018, there was $2.3 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.05 years.

Stock Options

There has been no stock option activity pursuant to the Plan since December 31, 2015.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2018

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

	Carrying Amount as of	Fair Value Measurements As of September 30, 2018
	September 30, 2018	Level 1	Level 2	Level 3

Cash equivalents	$—	$—	$—	$—
3.25% convertible senior notes due in 2020	(33,436)	—	—	(33,436)

	Carrying Amount as of	Fair Value Measurements As of December 31, 2017
	December 31, 2017	Level 1	Level 2	Level 3

Cash equivalents	$13,718	$13,718	$—	$—
3.25% convertible senior notes due in 2020	(22,469)	—	—	(22,469)

The following table provides a reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

2018
Balance at January 1, 2018	$(22,469)
Issuance of 3.25% Convertible Senior Notes due in 2020	(8,453)
Change in fair value	(2,514)
Balance at September 30, 2018	$(33,436)

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2018

Note 17 — Liquidity

As of September 30, 2018 and December 31, 2017, the Company held cash and cash equivalents, including restricted cash, of $57.1 million and $65.0 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $37.3 million and $52.8 million as of September 30, 2018 and December 31, 2017, respectively. The cash and cash equivalents, including restricted cash balances in our foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which the Company expects would not be significant as of September 30, 2018.

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

Cash and cash equivalents, including restricted cash, projected cash flow from operations and borrowings under the Company’s credit facility should be sufficient to meet working capital and capital expenditure requirements, for the next 12 months with certain mitigating plans described herein. In October 2018, the Company initiated a global restructuring program (“Corporate Restructuring”) to adapt the Company’s cost structure and overhead to the evolving retail landscape. The Company believes the Corporate Restructuring will generate savings of between $10.0 million and $15.0 million on an annualized basis. On July 26, 2018, the Company exchanged $8.0 million of the 2018 convertible notes for convertible notes that mature in November 2020 with terms similar to the convertible notes issued in November 2017 (see Note 6 — Convertible Senior Notes in the accompanying notes to the condensed consolidated financial statements for additional information). On June 14, 2018, the Company secured a $20.0 million term loan from Great American Capital Partners Finance Co., LLC (“GACP”) with the amount advanced based primarily on certain types of inventory. In addition, on June 14, 2018, the Company expanded the credit facility with Wells Fargo to add certain of the Company’s Hong Kong based subsidiaries in order to include the receivables of these subsidiaries in the borrowing base computation, subject to certain limitations, thereby effectively increasing the amount of funds that the Company could borrow under the credit facility. The GACP term loan matures upon the earlier of (i) June 14, 2021, (ii) the termination date of the Wells Fargo credit facility, or March 27, 2019, and (iii) the date that is 91 days prior to the maturity of various of the Company’s convertible senior notes due in 2020. The Company is currently in the initial phases of negotiating to amend and extend the Wells Fargo credit facility, which would also effectively extend the GACP term loan. In addition, the Special Committee of the Board of Directors continues its discussions with Meisheng regarding negotiation of a definitive agreement for Meisheng’s Expression of Interest to acquire additional shares of the Company, which as currently proposed would involve restructuring or refinancing of the Company's outstanding convertible senior notes and other indebtedness. The Company cannot make assurances that it will be able to close the aforementioned amendment to the credit facility or a transaction with Meisheng (or another interested party), or that it will have the financial resources required to obtain, or that the conditions of the capital markets will support, any future debt or equity financings. In addition, the Company’s ability to fund operations and retire its debt when due is dependent on a number of factors, some of which are beyond its control and/or inherently difficult to estimate, including our future operating performance and the factors mentioned above and included in “Risk Factors” in Item 1A of this Form 10-Q. If the Company is unable to amend its credit facility to extend the term or secure another source of capital, such as the Meisheng transaction on commercially reasonable terms, the Company may be required to take additional measures, such as further reorganizations of cost structure and adjusting inventory purchases and/or payment terms with suppliers, which could have a material adverse impact on the Company’s revenues and business.

As of September 30, 2018, the Company did not have any off-balance sheet arrangements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2018

Note 18 — Subsequent Event

In October 2018, our management approved, committed to and commenced the implementation of a Company-wide restructuring initiative (“Corporate Restructuring”) to adapt our cost structure and overhead to the evolving retail landscape. The Corporate Restructuring includes a reduction in force of approximately 12-15% of our global workforce, the consolidation of certain facilities, the reorganization of certain functions, and the reduction of outside temporary contractors and other discretionary spend. The Company expects to incur restructuring charges of approximately $2.0 million, including cash payments related to employee separation benefits.

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

Generally, we do not allow product returns. We may provide our customers a negotiated allowance for discounts, pricing concessions and breakage or defects, which is recorded when the related revenue is recognized. However, we do make occasional exceptions to this policy and consequently accrue a return allowance based upon historic return amounts and management estimates. We occasionally grant credits to facilitate markdowns and sales of slow moving merchandise. These credits are recorded as a reduction of gross sales at the time of the sale.

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

	Carrying Amount as of	Fair Value Measurements As of September 30, 2018
	September 30, 2018	Level 1	Level 2	Level 3

Cash equivalents	$—	$—	$—	$—
3.25% convertible senior notes due in 2020	(33,436)	—	—	(33,436)

	Carrying Amount as of	Fair Value Measurements As of December 31, 2017
	December 31, 2017	Level 1	Level 2	Level 3

Cash equivalents	$13,718	$13,718	$—	$—
3.25% convertible senior notes due in 2020	(22,469)	—	—	(22,469)

The following table provides a reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

2018
Balance at January 1, 2018	$(22,469)
Issuance of 3.25% Convertible Senior Notes due in 2020	(8,453)
Change in fair value	(2,514)
Balance at September 30, 2018	$(33,436)

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

In connection with the transaction, we elected the fair value option of measurement for the 3.25% 2020 Notes under ASC 815 Derivatives and Hedging. As a result, these notes are re-measured each reporting period using Level 3 inputs (Monte Carlo simulation model and inputs for stock price, risk-free rate and volatility), with changes in fair value reflected in current period earnings in our condensed consolidated statements of operations. We evaluated our credit risk as of September 30, 2018, and determined that there was no change from December 31, 2017. At September 30, 2018, the 3.25% 2020 Notes had a fair value of $33.4 million.

The fair value of the 4.875% convertible senior notes payable due 2020 as of September 30, 2018 and December 31, 2017 was $97.3 million and $89.7 million, respectively, based upon the most recent quoted market prices. The fair values of the convertible senior notes are considered to be Level 3 measurements on the fair value hierarchy.

For the nine months ended September 30, 2018, there was no impairment to the value of the Company’s non-financial assets.

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

Due to the subjective nature of the impairment analysis, significant changes in the assumptions used to develop the estimate could materially affect the conclusion regarding the future cash flows necessary to support the valuation of long-lived assets, including goodwill. The valuation of goodwill involves a high degree of judgment. Based upon the assumptions underlying the valuation, impairment is determined by estimating the fair value of a reporting unit and comparing that value to the reporting unit’s book value. If the implied fair value is more than the book value of the reporting unit, an impairment loss is not indicated. If impairment exists, the fair value of the reporting unit is allocated to all of its assets and liabilities excluding goodwill, with the excess amount representing the fair value of goodwill. An impairment loss is measured as the amount by which the book value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill. Based on our April 1 annual assessment, we determined that the fair values of our reporting units were not less than the carrying amounts. No goodwill impairment was determined to have occurred for the nine months ended September 30, 2018.

Goodwill, Trademarks and Intangible assets (net) amounted to $54.0 million as of September 30, 2018 and $57.9 million as of December 31, 2017.

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

Discrete Items for Income Taxes. The discrete tax benefit recorded in the nine months ended September 30, 2018 is $2,500 which is primarily related to excess tax deficiencies fully offset by valuation allowance, return to provision adjustments for foreign jurisdictions, change in uncertain tax positions, and state income taxes. For the comparable period in 2017, a discrete tax benefit was recorded for return to provision adjustments for foreign jurisdictions and favorable audit settlements.

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

We accrue a tax reserve for additional income taxes, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of September 30, 2018 and December 31, 2017, our income tax reserves were approximately $1.0 million and $1.3 million, respectively. The $1.0 million balance primarily relates to the potential tax settlements in Hong Kong. Our income tax reserves are accounted for in income taxes payable.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in ASC 605, (Topic 605), and most industry-specific guidance. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, and interim periods therein. In 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Identifying Performance Obligations and Licensing,” and ASU 2016-12, “Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients.” Entities have the choice to adopt these updates using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of these standards recognized at the date of the adoption.

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

There is no impact to our condensed consolidated financial statements resulting from the adoption of Topic 606 as the timing and measurement of revenue remained consistent with Topic 605, although our approach to revenue recognition is now based on the transfer of control. Further, there is no difference in the amounts of the revenue and cost of sales reported in our condensed consolidated statements of operations and comprehensive income (loss) for the quarter ending September 30, 2018 that were recognized pursuant to Topic 606 and those that would have been reported pursuant to Topic 605.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The update requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. We early adopted this standard during the second quarter of 2017.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting,” which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this standard does not have an impact on our condensed consolidated financial statements.

In January 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which gives entities the option to reclassify to retained earnings the tax effects resulting from the Act related to items in Accumulated Other Comprehensive Income (“AOCI”) that the FASB refers to as having been stranded in AOCI. The new guidance may be applied retrospectively to each period in which the effect of the Act is recognized in the period of adoption. We could adopt this guidance for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued or made available for issuance, including the period the Act was enacted. The guidance, when adopted, will require new disclosures regarding a company’s accounting policy for releasing the tax effects in AOCI and permit us the option to reclassify to retained earnings the tax effects resulting from the Act that are stranded in AOCI. We are not early adopting at this time and do not have plans to adopt this new guidance.

In March 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which made targeted improvements to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. The adoption of this standard does not have an impact on our condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” which supersedes most of the prior accounting guidance on nonemployee share-based payments, and instead aligns it with existing guidance on employee share-based payments in Topic 718. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. We are currently evaluating the impact of the pending adoption of this new standard on our condensed consolidated financial statements.

In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” which affects narrow aspects of the guidance in ASU 2016-02, Leases (Topic 842). The amendments include sixteen narrow amendments to the leases standard resulting from implementation activities, such as discussions between the FASB and stakeholders, technical inquiries, and routine Codification feedback. This ASU is intended to clarify the intended application of certain aspects of the new leases guidance and correct cross-reference inconsistencies. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. We are currently evaluating the impact of the pending adoption of this new standard on our condensed consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. We are currently evaluating the impact of the pending adoption of this new standard on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which improves the effectiveness of the disclosures required under ASC 820 and modifies the disclosure requirements on fair value measurements, including the consideration of costs and benefits. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. We are currently evaluating the impact of the pending adoption of this new standard on our condensed consolidated financial statements.

Results of Operations

The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.8	76.5	73.5	73.7
Gross profit	27.2	23.5	26.5	26.3
Selling, general and administrative expenses	18.7	21.3	32.9	31.4
Goodwill and other intangibles impairment	—	5.1	—	2.8
Income (loss) from operations	8.5	(2.9)	(6.4)	(7.9)
Income from joint ventures	—	—	0.1	—
Other income	0.1	—	0.1	0.1
Loss on extinguishment of convertible senior notes	(0.2)	—	(0.1)	—
Change in fair value of convertible senior notes	0.4	—	(0.6)	—
Write-off of investment in DreamPlay, LLC	—	(2.7)	—	(1.5)
Interest income	—	—	—	—
Interest expense	(1.3)	(0.8)	(1.7)	(1.5)
Income (loss) before provision for income taxes	7.5	(6.4)	(8.6)	(10.8)
Provision for (benefit from) income taxes	0.8	0.3	0.4	0.2
Net income (loss)	6.7	(6.7)	(9.0)	(11.0)
Net income (loss) attributable to non-controlling interests	—	—	—	—
Net income (loss) attributable to JAKKS Pacific, Inc.	6.7%	(6.7)%	(9.0)%	(11.0)%

The following unaudited table summarizes, for the periods indicated, certain statements of operations data by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Sales
U.S. and Canada	$133,481	$154,046	$263,397	$295,098
International	37,902	50,141	77,245	87,583
Halloween	65,316	58,226	94,842	93,802
	236,699	262,413	435,484	476,483
Cost of Sales
U.S. and Canada	96,509	119,588	190,098	217,330
International	25,176	36,641	54,712	61,031
Halloween	50,684	44,403	75,444	72,601
	172,369	200,632	320,254	350,962
Gross Profit
U.S. and Canada	36,972	34,458	73,299	77,768
International	12,726	13,500	22,533	26,552
Halloween	14,632	13,823	19,398	21,201
	$64,330	$61,781	$115,230	$125,521

Comparison of the Three Months Ended September 30, 2018 and 2017

Net Sales

U.S. and Canada. Net sales of our U.S. and Canada segment were $133.5 million for the three months ended September 30, 2018 compared to $154.0 million for the prior year period, representing a decrease of $20.5 million, or 13.3%. The decrease in net sales was primarily due to lower unit sales as a result of the Toys “R” Us liquidation in the U.S.

International. Net sales of our International segment were $37.9 million for the three months ended September 30, 2018 compared to $50.1 million for the prior year period, representing a decrease of $12.2 million, or 24.4%. The decrease in net sales was primarily driven by lower unit sales of our Disney Princess products, as well as lower average selling prices and unit sales of our Frozen, Star Wars, and Elena of Avalor products. This decrease was partially offset by an increase in unit sales of our Incredibles 2 and Harry Potter products, which were not sold in the prior period.

Halloween. Net sales of our Halloween segment were $65.3 million for the three months ended September 30, 2018 compared to $58.2 million for the prior year period, representing an increase of $7.1 million, or 12.2%. The increase in net sales was primarily driven by higher unit sales of a variety of products.

Cost of Sales

U.S. and Canada. Cost of sales of our U.S. and Canada segment was $96.5 million, or 72.3% of related net sales for the three months ended September 30, 2018 compared to $119.6 million, or 77.7% of related net sales for the prior year period, representing a decrease of $23.1 million, or 19.3%. The decrease in dollars is due to lower overall unit sales in 2018 as well as lower royalty expense due to minimum guarantee shortfalls in 2017. The decrease as a percentage of net sales, year-over-year, is primarily due to a lower average royalty rate in 2018 due to minimum guarantee shortfalls in 2017. This was partially offset by a higher cost of goods sold rate resulting from lower average selling prices on certain older products.

International. Cost of sales of our International segment was $25.2 million, or 66.5% of related net sales for the three months ended September 30, 2018 compared to $36.6 million, or 73.1% of related net sales for the prior year period, representing a decrease of $11.4 million, or 31.1%. The decrease in dollars is due to lower overall unit sales in 2018 as well as lower royalty expense due to minimum guarantee shortfalls in 2017. The decrease as a percentage of net sales, year-over-year, is primarily due to a lower average royalty rate in 2018 due to minimum guarantee shortfalls in 2017, as well as a lower cost of goods sold rate due to lower average selling prices on certain older products.

Halloween. Cost of sales of our Halloween segment was $50.7 million, or 77.6% of related net sales for the three months ended September 30, 2018 compared to $44.4 million, or 76.3% of related net sales for the prior year period, representing an increase of $6.3 million, or 14.2%. The increase in dollars is due to higher overall unit sales in 2018. The increase as a percentage of net sales, year-over-year, is primarily due to a higher cost of goods sold rate on a variety of products, partially offset by a lower average royalty rate primarily due to minimum guarantee shortfalls in 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $44.3 million for the three months ended September 30, 2018 compared to $56.0 million for the prior year period constituting 18.7% and 21.3% of net sales, respectively. Selling, general and administrative expenses decreased by $11.7 million from the prior year period partially due to lower product development and compensation expense in the current year, as well as bad debt write-offs of $7.3 million in 2017 primarily related to Toys R Us.

Interest Expense

Interest expense was $3.1 million for the three months ended September 30, 2018, as compared to $2.0 million in the prior year period. In the three months ended September 30, 2018, we booked interest expense of $1.9 million related to our convertible senior notes payable due in 2018 and 2020, and $1.2 million related to our revolving credit and term loan facilities. In the three months ended September 30, 2017, we booked interest expense of $2.0 million related to our convertible senior notes payable due in 2018 and 2020.

Provision for (Benefit From) Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $2.0 million, or an effective tax rate of 11.1%, for the three months ended September 30, 2018. During the comparable period in 2017, our income tax expense was $0.9 million, or an effective tax rate of (5.5%). The increase in the income tax expense and corresponding increase in effective tax rate is primarily attributable to changes in the earnings mix by jurisdiction.

 Comparison of the Nine Months Ended September 30, 2018 and 2017

Net Sales

U.S. and Canada. Net sales of our U.S. and Canada segment were $263.4 million for the nine months ended September 30, 2018 compared to $295.1 million for the prior year period, representing a decrease of $31.7 million, or 10.7%. The decrease in net sales was primarily due to lower unit sales as a result of the Toys “R” Us liquidation in the U.S.

International. Net sales of our International segment were $77.2 million for the nine months ended September 30, 2018 compared to $87.6 million for the prior year period, representing a decrease of $10.4 million, or 11.9%. The decrease in net sales was primarily driven by lower unit sales of Disney Princess products, as well as, lower average selling prices and unit sales for Frozen and Tsum Tsum products. This decrease was partially offset by higher unit sales of our Squish-Dee-Lish products, in addition to higher unit sales of our Incredibles 2 and Harry Potter products, which were not sold in the prior year period.

Halloween. Net sales of our Halloween segment were $94.8 million for the nine months ended September 30, 2018 compared to $93.8 million for the prior year period, representing an increase of $1.0 million, or 1.1%. The increase in net sales was driven by higher unit sales of a variety of products.

Cost of Sales

U.S. and Canada. Cost of sales of our U.S. and Canada segment was $190.1 million, or 72.2% of related net sales for the nine months ended September 30, 2018 compared to $217.3 million, or 73.6% of related net sales for the prior year period, representing a decrease of $27.2 million, or 12.5%. The decrease in dollars is due to lower overall unit sales in 2018, as well as lower royalty expense due to minimum guarantee shortfalls in 2017. The decrease as a percentage of net sales, year-over-year, is primarily due to a lower average royalty rate resulting from minimum guarantee shortfalls in 2017.

International. Cost of sales of our International segment was $54.7 million, or 70.9% of related net sales for the nine months ended September 30, 2018 compared to $61.0 million, or 69.6% of related net sales for the prior year period, representing a decrease of $6.3 million, or 10.3%. The decrease in dollars is primarily driven by lower royalty expense due to minimum guarantee shortfalls in 2017. The increase as a percentage of net sales, year-over-year, is due to a higher average cost of goods rate in 2018 due to lower average selling prices on certain older products, partially offset by a lower average royalty rate due to minimum guarantee shortfalls in 2017.

Halloween. Cost of sales of our Halloween segment was $75.4 million, or 79.5% of related net sales for the nine months ended September 30, 2018 compared to $72.6 million, or 77.4% of related net sales for the prior year period, representing an increase of $2.8 million, or 3.9%. The increase in dollars is due to higher overall unit sales in 2018. The increase as a percentage of net sales, year-over-year, is primarily due to a higher average cost of goods rate on a variety of products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $143.0 million for the nine months ended September 30, 2018 compared to $149.6 million for the prior year period constituting 32.9% and 31.4% of net sales, respectively. Selling, general and administrative expenses decreased by $6.6 million from the prior year period primarily driven by lower product development and compensation expense in the current year, as well as bad debt write-offs in 2017 primarily related to Toys R Us.

Income from joint ventures

For the nine months ended September 30, 2018, we recognized $0.2 million of income for funds received related to a former video game joint venture in partial settlement of amounts owed to us when our joint venture partner was liquidated pursuant to their 2012 bankruptcy filing and $22,000 of income related to Pacific Animation Partners. For the nine months ended September 30, 2017, we recognized $0.1 million of income for funds received related to a former video game joint venture in partial settlement of amounts owed to us when our joint venture partner was liquidated pursuant to their 2012 bankruptcy filing.

Interest Expense

Interest expense was $7.2 million in the nine months ended September 30, 2018, as compared to $7.5 million in the prior year period. In the nine months ended September 30, 2018, we booked interest expense of $5.5 million related to our convertible senior notes payable due in 2018 and 2020, and $1.8 million related to our revolving credit and term loan facilities. In the nine months ended September 30, 2017, we booked interest expense of $7.2 million related to our convertible senior notes payable due in 2018 and 2020, and $0.2 million related to our revolving credit facility.

Provision for (Benefit From) Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $1.7 million, or an effective tax rate of (4.6%), for the nine months ended September 30, 2018. During the comparable period in 2017, our income tax expense was $0.9 million, or an effective tax rate of (1.7%). The increase in the income tax expense and corresponding increase in effective tax rate is primarily attributable to changes in the earnings mix by jurisdiction.

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

Liquidity and Capital Resources

As of September 30, 2018, we had working capital of $112.7 million, compared to $146.9 million as of December 31, 2017. The decrease was primarily attributable to the net loss incurred during the first nine months of 2018, higher accounts payable and sales reserves when compared to December 31, 2017, and borrowings under our new term loan facility closed in June 2018, partially offset by higher accounts receivable and retirement and/or exchange of our 2018 convertible senior notes in the 2018 third quarter.

Operating activities provided net cash of $2.6 million in the nine months ended September 30, 2018, as compared to using net cash of $6.2 million in the prior year period. Net cash was primarily impacted by an increase in accounts payable and sales reserves, partially offset by an increase in accounts receivable, prepaid expenses and other assets. Other than open purchase orders issued in the normal course of business related to shipped product, we have no obligations to purchase inventory from our manufacturers. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 21% payable on net sales of such products. As of September 30, 2018, these agreements required future aggregate minimum royalty guarantees of $77.9 million, exclusive of $41.2 million in advances already paid. Of this $77.9 million future minimum royalty guarantee, $30.7 million is due over the next twelve months.

Our investing activities used net cash of $9.4 million in the nine months ended September 30, 2018, as compared to using net cash of $10.4 million in the prior year period, and consisted primarily of cash paid for the purchase of molds and tooling used in the manufacture of our products.

Our financing activities provided net cash of $0.3 million in the nine months ended September 30, 2018, primarily consisting of the net proceeds from our term loan facility of $19.5 million, partially offset by retirement of $13.2 million of 2018 convertible senior notes and repayment of $5.0 million of credit facility borrowings. Our financing activities used net cash of $24.3 million in the nine months ended September 30, 2017, primarily consisting of the cash portion of $35.6 million in the exchange of $51.1 million principal amount of our 2018 convertible senior notes, partially offset by the issuance of approximately 3.7 million shares of common stock for cash in the amount of $19.3 million.

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

The Credit Facility is secured by a security interest in favor of Wells Fargo covering a substantial amount of the consolidated assets and a pledge of the majority of the capital stock of various of our subsidiaries. As of September 30, 2018, there were no outstanding borrowings and the amount of outstanding stand-by letters of credit totaled $12.8 million; the total excess availability under the Credit Facility was $34.7 million. As of December 31, 2017, the amount of outstanding borrowings was $5.0 million and outstanding stand-by letters of credit totaled $20.0 million; the total excess availability under the facility was $14.1 million. In October 2018, we borrowed $7.5 million under the Credit Facility.

Our ability to borrow under the Credit Facility is also subject to our ongoing compliance with certain financial covenants, including the maintenance of a fixed charge coverage ratio of at least 1.25:1.0 based on the trailing four fiscal quarters in the event minimum excess availability of $10.0 million under the Credit Facility is not maintained. As of September 30, 2018 and December 31, 2017, we were in compliance with the financial covenants under the Credit Facility.

We may borrow funds at LIBOR or at a Base Rate, plus applicable margins of 225 basis point spread over LIBOR and 125 basis point spread on Base Rate loans. The Base Rate is the highest of (i) the Federal Funds Rate plus a margin of 0.50%, (ii) the rate last quoted by The Wall Street Journal as the “Prime Rate,” or (iii) the sum of a LIBOR rate plus 1.00%. In addition to standard fees, the Credit Facility has an unused credit line fee, which ranges from 25 to 50 basis points. For the three months ended September 30, 2018 and 2017, the weighted average interest rate on the Credit Facility was nil and approximately 3.49%, respectively. For the nine months ended September 30, 2018 and 2017, the weighted average interest rate on the Credit Facility was approximately 3.79% and 3.03%, respectively.

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

On June 14, 2018, we entered into a Term Loan Agreement, Term Note, Guaranty and Security Agreement and other ancillary documents and agreements (the “Term Loan”) with Great American Capital Partners Finance Co., LLC (“GACP”), for itself as a Lender (as defined below) and as the agent (in such capacity, “Agent”) for the Lenders from time to time party to the Term Loan (collectively, “Lenders”) and the other “Secured Parties” under and as defined therein, with respect to the issuance to us by Lenders of a $20.0 million term loan. To secure our obligations under the Term Loan, we granted to Agent, for the benefit of the Secured Parties, a security interest in a substantial amount of our consolidated assets and a pledge of the majority of the capital stock of various of our subsidiaries. The Term Loan is a secured obligation, second only to the Credit Facility with Wells Fargo, except with respect to certain of our inventory in which GACP has a priority secured position. We may use the funds from the Term Loan for working capital, capital expenditures and other general corporate purposes, subject to certain negative covenants set forth in the Term Loan.

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

Our ability to continue to borrow the initial Term Loan amount of $20.0 million is based on certain accounts receivable and inventory amounts used to compute the borrowing base. In the event the Term Loan balance exceeds the borrowing base computation, the shortfall would be (i) applied to any excess availability under the Wells Fargo Credit Facility or (ii) prepaid. Similar to the Wells Fargo Credit Facility, we are subject to ongoing compliance with certain financial covenants, including the maintenance of a fixed charge coverage ratio of at least 1.25:1.0 based on the trailing four fiscal quarters in the event minimum excess availability of $10.0 million under the Wells Fargo Credit Facility is not maintained. We must also maintain a minimum amount of liquidity, as defined in the Term Loan, of $10.0 million. As of September 30, 2018, we were in compliance with the financial covenants under the Term Loan.

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

As of September 30, 2018, the amount outstanding under the Term Loan was $20.0 million. Borrowings under the Term Loan accrue interest at LIBOR plus 9.00% per annum. For the three and nine months ended September 30, 2018, the weighted average interest rate on the Term Loan was approximately 11.1%.

Amortization expense classified as interest expense related to the $1.4 million debt issuance costs associated with the transactions that closed on June 14, 2018 (i.e., the amendment of the Wells Fargo Credit Facility and the GACP Term Loan) was $0.4 million and $0.5 million for the three and nine months ended September 30, 2018, respectively.

In July 2013, we sold an aggregate of $100.0 million principal amount of 4.25% convertible senior notes due 2018 (the “2018 Notes”). The 2018 Notes, which were senior unsecured obligations, paid interest semi-annually in arrears on August 1 and February 1 of each year at a rate of 4.25% per annum and matured on August 1, 2018. The initial conversion rate for the 2018 Notes was 114.3674 shares of our common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.74 per share of common stock, subject to adjustment in certain events. In 2016, we repurchased and retired an aggregate of approximately $6.1 million principal amount of the 2018 Notes. During the first quarter of 2017, we exchanged and retired $39.1 million principal amount of the 2018 Notes at par for $24.1 million in cash and approximately 2.9 million shares of our common stock. During the second quarter of 2017, we exchanged and retired $12.0 million principal amount of the 2018 Notes at par for $11.6 million in cash and 112,400 shares of our common stock.

In August 2017, we agreed with Oasis Management and Oasis Investments II Master Fund Ltd., (collectively, “Oasis”) the holder of approximately $21.5 million face amount of our 4.25% convertible senior notes due in 2018, to extend the maturity date of these notes to November 1, 2020. In addition, the interest rate was reduced to 3.25% per annum and the conversion rate was increased to 328.0302 shares of our common stock per $1,000 principal amount of notes, among other things. After execution of a definitive agreement for the modification and final approval by the other members of our Board of Directors and Oasis’ Investment Committee the transaction closed on November 7, 2017. On July 26, 2018, we closed a transaction with Oasis to exchange $8.0 million face amount of the 4.25% convertible senior notes due in August 2018 with convertible senior notes similar to those issued to Oasis in November 2017. The new notes mature on November 1, 2020, accrue interest at an annual rate of 3.25% and are convertible into shares of our common stock at a rate of 322.2688 shares per $1,000 principal amount of the new notes.

The remaining $13.2 million 2018 Notes were redeemed at par at maturity on August 1, 2018.

In June 2014, we sold an aggregate of $115.0 million principal amount of 4.875% convertible senior notes due 2020 (the “2020 Notes”). The 2020 Notes are senior unsecured obligations paying interest semi-annually in arrears on June 1 and December 1 of each year at a rate of 4.875% per annum and will mature on June 1, 2020. The initial and still current conversion rate for the 2020 Notes is 103.7613 shares of our common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $9.64 per share of common stock, subject to adjustment in certain events. Upon conversion, the 2020 Notes will be settled in shares of our common stock. Holders of the 2020 Notes may require that we repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the 2020 Notes). In January 2016, we repurchased and retired an aggregate of $2.0 million principal amount of the 2020 Notes.

In January 2018, Hongkong Meisheng Cultural Company Limited (“Meisheng”) submitted to our Board of Directors a letter containing a non-binding proposal (“Expression of Interest”) expressing Meisheng’s interest in acquiring additional shares of our common stock for $2.95 per share. Upon completion of the transaction, Meisheng’s shareholdings and voting rights would increase to 51%. The proposal states that it is subject to due diligence, and that Meisheng intends to fund the transaction through a combination of existing cash on hand and/or other financing sources to the extent required for the restructuring or refinancing of our outstanding convertible senior notes. The Expression of Interest states that the transaction is subject to approval by Meisheng’s Board of Directors, shareholders and Chinese regulatory authorities. In October 2018, Meisheng reiterated its proposal to purchase sufficient newly issued shares of our common stock such that it would own 51% of our outstanding shares at a price per share of $2.95, subject to certain conditions. As part of its ongoing review of strategic alternatives, the Special Committee of the Board of Directors, comprised solely of independent directors, has authorized its advisors to engage in discussions and negotiations with Meisheng concerning the proposal, including matters relating to structure, timing, post-closing governance and matters relating to closing conditions including optimization of the post-transaction capital structure, the successful resolution of change in control provisions of key licensing agreements, and change in control and extension of maturities of our convertible senior notes and other indebtedness. Although there can be no assurance that an agreements will be reached with respect to these matters, we and Meisheng are working together expeditiously to consider Meisheng’s proposal. As of September 30, 2018, Meisheng owned 18% of our outstanding common stock.

As of September 30, 2018 and December 31, 2017, we held cash and cash equivalents, including restricted cash, of $57.1 million and $65.0 million, respectively. Cash and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $37.3 million and $52.8 million as of September 30, 2018 and December 31, 2017, respectively. The cash and cash equivalents, including restricted cash balances in our foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which we expect would not be significant as of September 30, 2018.

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

We believe that our cash and cash equivalents, including restricted cash, projected cash flow from operations and borrowings under our credit facility should be sufficient to meet our working capital and capital expenditure requirements for the next 12 months with certain mitigating plans described herein. In October 2018, we initiated a global restructuring program (“Corporate Restructuring”) to adapt our cost structure and overhead to the evolving retail landscape. We believe the Corporate Restructuring will generate savings of between $10.0 million and $15.0 million on an annualized basis. On July 26, 2018, we exchanged $8.0 million of our 2018 convertible notes for convertibles notes that mature in November 2020 with terms similar to the convertible notes issued in November 2017 (see Note 6 — Convertible Senior Notes in the accompanying notes to the condensed consolidated financial statements for additional information). On June 14, 2018, we secured a $20.0 million term loan from GACP with the amount advanced based primarily on certain types of inventory. In addition, on June 14, 2018, we expanded our credit facility with Wells Fargo to add certain of our Hong Kong based subsidiaries in order to include the receivables of these subsidiaries in the borrowing base computation, subject to certain limitations, thereby effectively increasing the amount of funds that we can borrow under the credit facility. The GACP term loan matures upon the earlier of (i) June 14, 2021, (ii) the termination date of the Wells Fargo credit facility, or March 27, 2019, and (iii) the date that is 91 days prior to the maturity of our various convertible senior notes due in 2020. We are currently in the initial phases of negotiating to amend and extend our credit facility, which would also effectively extend the GACP term loan. In addition, the Special Committee of the Board of Directors continues its discussions with Meisheng regarding negotiation of a definitive agreement for Meisheng’s Expression of Interest noted above to acquire additional shares of the Company, which as currently proposed would involve restructuring or refinancing of our outstanding convertible senior notes and other indebtedness. We cannot make assurances that we will be able to close the aforementioned amendment to our credit facility or a transaction with Meisheng (or another interested party), or that we will have the financial resources required to obtain, or that the conditions of the capital markets will support, any future debt or equity financings. In addition, our ability to fund operations and retire our debt when due is dependent on a number of factors, some of which are beyond our control and/or inherently difficult to estimate, including our future operating performance and the factors mentioned above and included in “Risk Factors” in Item 1A of this Form 10-Q. If we are unable to amend our credit facility to extend the term or secure another source of capital, such as the Meisheng transaction, on commercially reasonable terms, we may be required to take additional measures, such as further reorganizations of our cost structure and adjusting our inventory purchases and/or payment terms with suppliers, which could have a material adverse impact on our revenues and business.

As of September 30, 2018, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of September 30, 2018, we have outstanding convertible senior notes payable of $113.0 million principal amount due June 2020 with a fixed interest rate of 4.875% per annum, and $29.5 million principal amount due November 2020 with a fixed interest rate of 3.25% per annum if paid in cash. As the interest rates on the notes are at fixed rates, we are not generally subject to any direct risk of loss related to these notes arising from changes in interest rates.

Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility and term loan facility (see Note 5 - Credit Facilities in the accompanying notes to the condensed consolidated financial statements for additional information). Borrowings under the revolving credit facility bear interest at a variable rate based on Base Rate or LIBOR Rate at the option of the Company. For Base Rate loans, the interest rate is equal to a margin of 1.25% plus the highest of (i) the Federal Funds Rate plus a margin of 0.50%, (ii) the rate last quoted by The Wall Street Journal as the “Prime Rate,” or (iii) the sum of a LIBOR rate plus 1.00%. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin of 2.25%. Borrowings under the term loan facility bear interest at LIBOR plus 9% per annum. Borrowings under the revolving credit facility and term loan facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the nine months ended September 30, 2018, the maximum amount borrowed under the revolving credit facility was $5.0 million and the average amount of borrowings outstanding was $1.1 million. As of September 30, 2018, the amount of total borrowings outstanding under the revolving credit facility was nil. If the prevailing market interest rates relative to these borrowings increased by 10%, our interest expense during the period ended September 30, 2018 would have increased by less than $0.1 million.

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

Item 1A. Risk Factors

Risk factors with respect to us and our business are contained in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 in "Part II, Item 1A. Risk Factors.” There have been no material changes from the risk factors previously disclosed in such filings. The disclosures made in this Quarterly Report should be reviewed together with the risk factors contained therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the third quarter of 2018, the Company did not purchase any of its common stock.

 Item 6. Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated By-Laws of the Company (2)
10.1	Exchange Agreement dated July 25, 2018 between Registrant and Oasis Investments II Master Fund Ltd. (3)
10.2	Convertible Senior Note due November 1, 2020 (3)
10.3	Registration Rights Agreement dated as of July 25, 2018 between Registrant and Oasis Investments II Master Fund Ltd. (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (4)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (4)
32.1	Section 1350 Certification of Chief Executive Officer (4)
32.2	Section 1350 Certification of Chief Financial Officer (4)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011 and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed July 27, 2018 and incorporated herein by reference.

(4)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: November 9, 2018	By:	/s/ Brent Novak
Brent Novak
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated By-Laws of the Company (2)
10.1	Exchange Agreement dated July 25, 2018 between Registrant and Oasis Investments II Master Fund Ltd. (3)
10.2	Convertible Senior Note due November 1, 2020 (3)
10.3	Registration Rights Agreement dated as of July 25, 2018 between Registrant and Oasis Investments II Master Fund Ltd. (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (4)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (4)
32.1	Section 1350 Certification of Chief Executive Officer (4)
32.2	Section 1350 Certification of Chief Financial Officer (4)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011 and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed July 27, 2018 and incorporated herein by reference.

(4)	Filed herewith.