Form 10-K
period 2018-12-31
JAKKS PACIFIC INC
filed 2019-03-18
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018

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
Title of Class
Common Stock, $.001 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

☐ Large Accelerated Filer	☒ Accelerated Filer	☐ Non-Accelerated Filer	☒ Smaller Reporting Company	☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value per share) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on June 30, 2018 of $3.28) is $66,274,555.
The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 29,416,541 as of March 15, 2019.
Documents Incorporated by Reference
None.

JAKKS PACIFIC, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year ended December 31, 2018
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

Traditional Toys and Electronics

●	Action figures and accessories, including licensed characters based on the Harry Potter®, Incredibles 2, and Nintendo® franchises;

●	Toy vehicles, including Max Tow®, Road Champs®, Fly Wheels® and MXS® toy vehicles and accessories;

●
Dolls and accessories, including small dolls, large dolls, fashion dolls and baby dolls based on licenses, including Disney Frozen, Disney Princess, Fancy Nancy, Minnie Mouse Fashion Dolls; and infant and pre-school products based on PBS’s Daniel Tiger’s Neighborhood®;

●	Private label products as “exclusives” for certain retail customers in various product categories; and

●	Foot-to-floor ride-on products, including those based on Fisher Price®, Nickelodeon, and Entertainment One licenses and inflatable environments, tents and wagons;

Role Play, Novelty and Seasonal Toys

●
Role play, dress-up, pretend play and novelty products for boys and girls based on well-known brands and entertainment properties such as Disney Frozen, Black & Decker®, Disney Princess, and Fancy Nancy, as well as those based on our own proprietary brands;

●
Indoor and outdoor kids’ furniture, activity trays and tables and room décor; kiddie pools, seasonal and outdoor products, including those based on Disney characters, Nickelodeon, and Entertainment One licenses, and Funnoodle® pool floats;

●
Halloween and everyday costumes for all ages based on licensed and proprietary non-licensed brands, including Super Mario Bros.®, Microsoft’s Halo®, Lego® Movie, Toy Story, Sesame Street®, Power Rangers®¸Hasbro® brands and Disney Frozen, Disney Princess and related Halloween accessories; and

●
Outdoor activity toys including MORFBoard®, an action sports eco-system that begins with one board that transforms into different modules for skate, scoot, balance, and bounce activities. Junior sports toys including Skyball® hyper-charged balls, sport sets and Wave Hoops® toy hoops marketed under our Maui® brand.

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

We sell our products through our in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, toy specialty stores and wholesalers. Our two largest customers are Wal-Mart and Target, which accounted for approximately 25.3% and 21.5%, respectively, of our net sales in 2018. No other customer accounted for more than 10% of our net sales in 2018.

Our Growth Strategy

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

●    Enter New Product Categories. We use our extensive experience in the toy and other consumer product industries to evaluate products and licenses in new product categories and to develop additional product lines. We began marketing licensed classic video games for simple plug-in use with television sets and expanded into several related categories by infusing additional technologies such as motion gaming and through the licensing of this category from our current licensors, such as Disney and Viacom which owns Nickelodeon.

●    Pursue Strategic Acquisitions. We supplement our internal growth with selected strategic acquisitions. In October 2016, we acquired the operating assets of the C’est Moi™ performance makeup and youth skincare product lines whose distribution was limited primarily to Asia. We launched a full line of makeup and skincare products branded under the C’est Moi name in the U.S. to a limited number of retail customers in 2018. Sales of our C’est Moi products were not material in 2018 and we expect to grow the brand and sales over time. We will continue focusing our acquisition strategy on businesses or brands that we believe have compatible product lines and/or offer valuable trademarks or brands.

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

●    Expand International Sales. We believe that foreign markets, especially Europe, Australia, Canada, Latin America and Asia, offer us significant growth opportunities. In 2018, our sales generated outside the United States were approximately $127.8 million, or 22.5% of total net sales. We intend to expand our international sales and further expand distribution agreements in Europe to capitalize on our experience and our relationships with foreign distributors and retailers. We expect these initiatives to contribute to our international growth in 2019.

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

 Industry Overview

According to Toy Industry Association, Inc., the leading toy industry trade group, the United States is the world’s largest toy market, followed by Japan and Western Europe. Total retail sales of toys, excluding video games, in the United States, were approximately $21.6 billion in 2018. We believe the two largest United States toy companies, Mattel and Hasbro, collectively hold a dominant share of the domestic non-video toy market. In addition, hundreds of smaller companies compete in the design and development of new toys, the procurement of character and product licenses, and the improvement and expansion of previously introduced products and product lines.

Over the past several years, the toy industry has experienced substantial consolidation among both toy companies and toy retailers. We believe that the ongoing consolidation of toy companies provides us with increased growth opportunities due to retailers’ desire to not be entirely dependent upon a few dominant toy companies. Retailer concentration also enables us to ship products, manage account relationships and track point of sale information more effectively and efficiently.

Products

We focus our business on acquiring or licensing well-recognized trademarks or brand names, and we seek to acquire evergreen brands which are less subject to market fads or trends. Generally, our license agreements for products and concepts call for royalties ranging from 1% to 21% of net sales, and some may require minimum guarantees and advances. Our principal products include:

Traditional Toys

Motorized and Plastic Toy Vehicles and Accessories

Our extreme sports offerings include our MXS line of motorcycles with generic and well-known riders and other vehicles include off-road vehicles and skateboards, which are sold individually and with playsets and accessories. We also offer our proprietary line of motorized vehicles under the brand Max Tow and Max Tow Mini. In 2017, we launched Real Workin’ Buddies® with Mr. Dusty, the talking cleaning dump truck, and have subsequently added to the line with products like Mr. Banks, the armored truck that counts, sorts and stacks coins and stores currency bills.

Action Figures and Accessories

We currently develop, manufacture and distribute other action figures and action figure accessories including those based on Harry Potter, Incredibles 2, and Nintendo, capitalizing on the expertise we built in the action figure and accessories category.

 Dolls

Dolls and accessories include small dolls, large dolls, fashion dolls and baby dolls based on licenses, including Disney Frozen, Disney Princess, Fancy Nancy, and Minnie Mouse Fashion Dolls, including an extensive line of baby doll accessories that emulate real baby products that mothers today use; plush, infant and pre-school toys, and private label fashion dolls for other retailers and sold to Disney Stores and Disney Parks and Resorts. In 2019, we will launch lines of dolls based on Disney’s upcoming animated feature Frozen 2.

Role Play, Novelty & Seasonal

Role Play and Dress-up Products

Our line of role play and dress-up products for boys and girls features entertainment and consumer products properties such as Disney Frozen, Disney Princess, Tangled: The Series and Black & Decker.

Seasonal/ Outdoor Products

We have a wide range of seasonal toys and outdoor and leisure products including our Maui® line of proprietary products including Sky Ball, Sky Bouncer and Wave Hoop among other outdoor toys. Our Funnoodle® pool toys include basic Funnoodle pool floats and a variety of other pool toys.

Indoor and Outdoor Kids’ Furniture

We produce an extensive array of licensed indoor and outdoor kids' furniture and activity tables, and room decor. Our licensed portfolio includes character licenses, including Disney Princess, Toy Story, Mickey Mouse, Paw Patrol®, and others. Products include children’s puzzle furniture, tables and chairs to activity sets, trays, stools and a line of licensed molded kiddie pools, among others.

Halloween and Everyday Costume Play

We produce an expansive and innovative line of Halloween costumes and accessories which includes a wide range of non-licensed Halloween costumes such as horror, pirates, historical figures and aliens to animals, vampires, angels and more, as well as popular licensed characters from top intellectual property owners including Disney, Hasbro, Lego brands, Sesame Workshop®, Mattel, and many others.

Sales, Marketing and Distribution

We sell all of our products through our own in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, toy specialty stores and wholesalers. Our three largest customers in 2017 were Wal-Mart, Target and Toys ‘R’ Us, which accounted for approximately 54.6% of our net sales. In 2018, our two largest customers, Wal-Mart and Target, accounted for approximately 25.3% and 21.5%, respectively, of our net sales. No other customer accounted for more than 10% of our net sales in 2018. We generally sell products to our customers on open account with payment terms typically varying from 30 to 90 days or, in some cases, pursuant to letters of credit. For sales outside of the United States, we may also purchase credit insurance to mitigate the risk, if any, of nonpayment. From time to time, we allow our customers credits against future purchases from us in order to facilitate their retail markdown and sales of slow-moving inventory. We also sell our products through e-commerce sites, including Walmart.com, Target.com, and Amazon.com®.

We contract the manufacture of most of our products to unaffiliated manufacturers located in The People’s Republic of China (“China”). We sell the finished products to our customers, many of whom take title to the goods in Hong Kong or China. These methods allow us to reduce certain operating costs and working capital requirements. We also contract the manufacture of certain products from Hong Kong Meisheng Cultural Company Limited (“Meisheng”), which involved payment to Meisheng of approximately $35.1 million and $36.2 million for the years ended December 31, 2017 and December 31, 2018, respectively. Meisheng owns 17.8% of our outstanding common stock, and Zhao Xiaoqiang, one of our directors, is executive director of Meisheng. A portion of our sales originate in the United States, so we hold certain inventory in our warehouses and fulfillment facilities. To date, a majority of all of our sales has been to customers based in the United States. We intend to continue expanding distribution of our products into foreign territories and, accordingly, we have:

●     entered into a joint venture in China,

●     engaged representatives to oversee sales in certain foreign territories,

●     engaged distributors in certain foreign territories,

●     established direct relationships with retailers in certain foreign territories,

●     opened sales offices in Canada, Europe and Mexico,

●     opened distribution centers in Canada and Europe, and

●    expanded in-house resources dedicated to product development and marketing of our lines.

Outside of the United States, we currently sell our products primarily in Europe, Australia, Canada, Latin America and Asia. Sales of our products abroad accounted for approximately $127.8 million, or 22.5% of our net sales in 2018 and approximately $134.0 million, or 21.9% of our net sales in 2017. We believe that foreign markets present an attractive opportunity, and we plan to intensify our marketing efforts and further expand our distribution channels abroad.

We establish reserves for allowances provided to our customers, including discounts, pricing concessions, promotional allowances and allowances for anticipated breakage or defective product, at the time of shipment. The reserves are determined as a percentage of sales based upon either historical experience or upon estimates or programs agreed upon with our customers.

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

We employ a staff of designers for all of our product lines. We occasionally acquire other product concepts from unaffiliated third parties. If we accept and develop a third party’s concept for new toys, we generally pay a royalty on the sale of the toys developed from this concept, and may, on an individual basis, guarantee a minimum royalty. Royalties payable to inventors and developers generally range from 1% to 5% of the wholesale sales price for each unit of a product sold by us. We believe that utilizing experienced third-party inventors gives us access to a wide range of development talent. We currently work with numerous toy inventors and designers for the development of new products and the enhancement of existing products.

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

Manufacturing and Supplies

Most of our products are currently produced by overseas third-party manufacturers, which we choose on the basis of quality, reliability and price. Consistent with industry practice, the use of third-party manufacturers enables us to avoid incurring fixed manufacturing costs, while maximizing flexibility, capacity and production technology. Substantially all of the manufacturing services performed overseas for us are paid for on open account with the manufacturers. To date, we have not experienced any material delays in the delivery of our products; however, delivery schedules are subject to various factors beyond our control, and any delays in the future could adversely affect our sales. Currently, we have ongoing relationships with over eighty different manufacturers. We believe that alternative sources of supply are available to us although we cannot be assured that we can obtain adequate supplies of manufactured products. We may also incur costs or other losses as a result of not placing orders consistent with our forecasts for product manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand.

Although we do not conduct the day-to-day manufacturing of our products, we are extensively involved in the design of product prototypes and production tools, dyes and molds for our products and we seek to ensure quality control by actively reviewing the production process and testing the products produced by our manufacturers. We employ quality control inspectors who rotate among our manufacturers’ factories to monitor the production of substantially all of our products.

The principal raw materials used in the production and sale of our toy products are plastics, zinc alloy, plush, printed fabrics, paper products and electronic components, all of which are currently available at reasonable prices from a variety of sources. Although we do not directly manufacture our products, we own the majority of the tools, dyes and molds used in the manufacturing process, and these are transferable among manufacturers if we choose to employ alternative manufacturers. Tools, dyes and molds represent a substantial portion of our property and equipment with a net book value of $17.0 million in 2017 and $15.8 million in 2018; substantially all of these assets are located in China.

Patents, Trademarks, Copyrights and Licenses

We routinely pursue protection of our products through some form or combination of intellectual property right(s). We file patent applications where appropriate to protect our innovations arising from new development and design, and as a result, possess a portfolio of issued patents in the U.S. and abroad. Most of our products are produced and sold under trademarks owned by or licensed to us. In recent years, our rate of filing new trademark applications has increased. We also register certain aspects of some of our products with the U.S. Copyright Office. In the same vein, we enforce our rights against infringers because we recognize our intellectual property rights are significant assets that contribute to our success. Accordingly, while we believe we are sufficiently protected and the duration of our rights are aligned with the lifecycle of our products, the loss of some of these rights could have an adverse effect on our financial growth expectations and business operations.

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

Seasonality and Backlog

In 2018, approximately 65.0% of our net sales were made in the third and fourth quarters. Generally, the first quarter is the period of lowest shipments and sales in our business and in the toy industry and therefore it is also the least profitable quarter due to various fixed costs. Seasonality factors may cause our operating results to fluctuate significantly from quarter to quarter. However, our seasonal products are primarily sold in the spring and summer seasons. Our results of operations may also fluctuate as a result of factors such as the timing of new products (and related expenses) introduced by us or our competitors, the theatrical releases of licensed brands, the advertising activities of our competitors, delivery schedules set by our customers and the emergence of new market entrants. We believe, however, that the low retail price of most of our products may be less subject to seasonal fluctuations than higher priced toy products.

We ship products in accordance with delivery schedules specified by our customers, who generally request delivery of products within three to six months of the date of their orders for orders shipped FOB China or Hong Kong and within three days for orders shipped domestically (i.e., from one of our warehouses). Because customer orders may be canceled at any time, often without penalty, our backlog may not accurately indicate sales for any future period.

Government and Industry Regulation

Our products are subject to the provisions of the Consumer Product Safety Act (“CPSA”), the Federal Hazardous Substances Act (“FHSA”), the Flammable Fabrics Act (“FFA”) and the regulations promulgated there under, and various other regulations in the European Union and other jurisdictions. The CPSA and the FHSA enable the Consumer Products Safety Commission (“CPSC”) to exclude from the market consumer products that fail to comply with applicable product safety regulations or otherwise create a substantial risk of injury, and articles that contain excessive amounts of a banned hazardous substance. The FFA enables the CPSC to regulate and enforce flammability standards for fabrics used in consumer products. The CPSC may also require the repurchase by the manufacturer of articles. Similar laws exist in some states and cities and in various international markets. We maintain a quality control program designed to ensure compliance with all applicable laws.

Employees

As of February 28, 2019, we employed 626 people, all of whom are full-time employees, including three executive officers. We employed 361 people in the United States, 9 people in Canada, 4 people in Mexico, 150 people in Hong Kong, 74 people in China, 22 people in the United Kingdom, 2 people in France and 4 people in Germany. We believe that we have good relationships with our employees. None of our employees are represented by a union.

Environmental Issues

We may be subject to legal and financial obligations under environmental, health and safety laws in the United States and in other jurisdictions where we operate. We are not currently aware of any material environmental liabilities associated with any of our operations.

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

Item 1A. Risk Factors

From time to time, including in this Annual Report on Form 10-K, we publish forward-looking statements, as disclosed in our Disclosure Regarding Forward-Looking Statements, immediately following the Table of Contents of this Annual Report. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed or anticipated in our forward-looking statements. The factors listed below are risks and uncertainties that may arise and that may be detailed from time to time in our public announcements and our filings with the Securities and Exchange Commission, such as on Forms 8-K, 10-Q and 10-K. We undertake no obligation to make any revisions to the forward-looking statements contained in this Annual Report on Form 10-K to reflect events or circumstances occurring after the date of the filing of this report.

Risks Relating to the Proposed Equity Investment by Hong Kong Meisheng Cultural Company Limited (“Meisheng” ) and Convertible Debt Extension Transaction (together, the “Proposed Equity and Recapitalization Transactions”)

There is no assurance that definitive agreements for the Proposed Equity and Recapitalization Transactions will be reached, and if reached, that the terms and conditions will be the same as the terms summarized below.

We believe that we are in the final stages of negotiations with Meisheng, an ad hoc group of holders (the "Ad Hoc Group") of the 4.875% convertible senior notes due 2020 (the "Notes") issued by the Company, and Oasis Investments II Master Fund Ltd. ("Oasis") with respect to a $50 million equity infusion to be made by Meisheng into the Company resulting in Meisheng owning 51% of the Company's outstanding shares. No executed and binding agreements (including any commitment letter, term sheet, or similar agreement) have been reached, however, with Meisheng, any member of the Ad Hoc Group, any other holder of the Notes or Oasis.

Based on the most recent negotiations with the Ad Hoc Group and Oasis, and discussions between the Company and Meisheng, we believe that the terms for the post-transaction capitalization (the "Convertible Debt Extension Transaction") will involve an exchange by participating noteholders of the Notes for new secured notes due 2024 (the "New Notes"), in the same amount as the outstanding principal of the exchanged Notes (together with accrued and unpaid interest), with interest at 8% per annum, and payment-in-kind interest of an additional 2.5% per annum, plus warrants for 15% of our outstanding shares at a nominal exercise price (and which would include anti-dilution protection under certain circumstances). It is anticipated that the holders of the New Notes would be granted a security interest in the same collateral that secures the existing revolving credit facility. In respect to the 3.25% convertible senior notes due 2020 (the "Oasis Notes") issued to Oasis on November 7, 2017 and July 26, 2018, the terms under discussion include amendment of the Oasis Notes to, among other things, extend their maturity to 2024, and provide for payment-in-kind interest of an additional 2.75% per annum.

There is no assurance that the ongoing discussions will result in definitive agreements with Meisheng, the Ad Hoc Group or Oasis, or that even if definitive agreements are reached, their final terms will resemble the terms described above.

The foregoing is only a summary of the latest discussions with Meisheng, the Ad Hoc Group and Oasis, and is not intended to be a complete description of all of the terms and conditions of the Proposed Equity and Recapitalization Transactions under discussion, including the potential significant additional dilution that could occur as a result of the anti-dilution provisions under discussion.

There is no assurance that even if definitive agreements are reached, the Proposed Equity and Recapitalization Transactions will be consummated.

The Proposed Equity and Recapitalization Transactions would be subject to the approval of our shareholders and the satisfaction of other conditions specified in the agreements governing the proposed Equity and Recapitalization Transactions, certain of which we do not control, including securing a long-term revolving line of credit, obtaining consents from certain of our licensors, and obtaining regulatory approval in China and Meisheng shareholder approval.

Our business may be adversely affected by uncertainties while the proposed transactions involving Meisheng are being negotiated.

Uncertainty about the Proposed Equity and Recapitalization Transactions on our employees, customers, licensors and manufacturers may have a material adverse effect on our business, results of operations and financial condition. Any loss of employees, inability to attract employees, or distraction to employees resulting from the Proposed Equity and Recapitalization Transactions, could have a material adverse effect on our business operations. In addition, we have diverted, and will continue to divert, significant management and financial resources towards the completion of the Proposed Equity and Recapitalization Transactions, which could have a material adverse effect on our business operations.

Our manufacturers, licensors and customers may also experience uncertainty associated with the Proposed Equity and Recapitalization Transactions, including with respect to possible changes in our future business and business relationships. Any such uncertainty may cause manufacturers, licensors or customers to refrain from or change the way they engage in business with us, which could have a material and adverse effect on our business, results of operations, and financial condition.

If definitive agreements governing the Proposed Equity and Recapitalization Transactions are executed, our business may be adversely impacted by the terms and conditions that are typically included in such agreements.

Terms under discussion regarding the Proposed Equity and Recapitalization Transactions could limit our ability, until the Proposed Equity and Recapitalization Transactions ultimately close and become effective or such agreements are terminated, to make significant changes to our business or pursue otherwise attractive business or financial opportunities without the consent of Meisheng, the Ad Hoc Group and Oasis. Such restrictions could affect our ability to enter into contracts, acquire or dispose of assets, incur indebtedness, or make capital expenditures. Such restrictions may prevent us from taking advantageous actions with respect to our business, result in our inability to respond effectively to competitive pressures and industry developments, and adversely affect and harm our business and operations.

Any failure to complete the proposed Equity and Recapitalization Transactions could adversely affect our future business, results of operations and financial condition.

Completion of the Proposed Equity and Recapitalization Transactions is expected to be subject to the satisfaction or waiver of various closing conditions, including conditions that are beyond our control. There is no assurance that the Proposed Equity and Recapitalization Transactions will occur. In addition, transactions of this type can give rise to litigation seeking to enjoin consummation of the Proposed Equity and Recapitalization Transactions, which could result in substantial costs to the Company and could adversely affect our business and operations, and delay or prevent completion of the Transactions.

If the Proposed Equity and Recapitalization Transactions are not completed, our future business may be adversely affected and would be subject to a number of material risks, including the following:

●    we will have to pay significant transaction costs;

●    failure to receive the net proceeds of the $50 million investment by Meisheng will reduce our working capital and would have a material adverse impact on our business, results of operations and financial condition;

●    if we are unable to find alternatives to the proposed Convertible Senior Debt Extension Transaction for the Notes and the convertible senior notes held by Oasis, all of which notes mature in 2020, we would experience a material adverse effect on our business and financial condition; and

●    the attention of management will have been diverted to the Proposed Equity and Recapitalization Transactions rather than to operations and the pursuit of other opportunities.

Failure to complete the Proposed Equity and Recapitalization Transactions may also result in negative publicity, litigation against the Company and/or its directors and officers, and a negative impression of the Company in the investment community. The occurrence of these events, individually or in the aggregate, could have a material adverse effect on our business, results of operations and financial condition.

Risks Relating to our Business

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

Our business and operating results depend largely upon the appeal of our products. Our continued success in the toy industry will depend upon our ability to redesign, restyle and extend our existing core products and product lines as consumer preferences evolve, and to develop, introduce and gain customer acceptance of new products and product lines. Several trends in recent years have presented challenges for the toy industry, including:

●	the phenomenon of children outgrowing toys at younger ages, particularly in favor of interactive and high technology products;

●	increasing use of technology;

●	shorter life cycles for individual products; and

●	higher consumer expectations for product quality, functionality and value.

We cannot assure you that:

●	our current products will continue to be popular with consumers;

●	the products that we introduce will achieve any significant degree of market acceptance;

●	the life cycles of our products will be sufficient to permit us to recover our inventory costs, and licensing, design, manufacturing, marketing and other costs associated with those products; or

●	our inclusion of new technology will result in higher sales or increased profits.

Any or all of the foregoing factors may adversely affect our business, results of operations and financial condition.

There are risks associated with our license agreements.

●	Our current licenses require us to pay minimum royalties
     Sales of products under trademarks or trade or brand names licensed from others account for substantially all of our net sales. Product licenses allow us to capitalize on characters, designs, concepts and inventions owned by others or developed by toy inventors and designers. Our license agreements generally require us to make specified minimum royalty payments, even if we fail to sell a sufficient number of units to cover these amounts. In addition, under certain of our license agreements, if we fail to achieve certain prescribed sales targets, we may be unable to retain or renew these licenses which may adversely impact our business, results of operations and financial condition.

●	Some of our licenses are restricted as to use and include other restrictive provisions
     Under the majority of our license agreements, the licensors have the right to review and approve our use of their licensed products, designs or materials before we may make any sales. If a licensor refuses to permit our use of any licensed property in the way we propose, or if their review process is delayed, our development or sale of new products could be impeded. Our licensing agreements include other restrictive provisions, such as limitations of the time period in which we have to sell existing inventory upon expiration of the license, requiring licensor approval of contract manufacturers and approval of marketing and promotional materials, limitations on channels of distribution, including internet sales, change of ownership clauses that require licensor approval of such change and may require a fee to be paid under certain circumstances and various other provisions that may have an adverse impact on our business, results of operations and financial condition.

●	New licenses are difficult and expensive to obtain
     Our continued success will substantially depend upon our ability to obtain additional licenses. Intense competition exists for desirable licenses in our industry. We cannot assure you that we will be able to secure or renew significant licenses on terms acceptable to us. In addition, as we add licenses, the need to fund additional capital expenditures, royalty advances and guaranteed minimum royalty payments may strain our cash resources.

●	A limited number of licensors account for a large portion of our net sales
     We derive a significant portion of our net sales from a limited number of licensors, one of which accounts for over 50% of our net sales. If one or more of these licensors were to terminate or fail to renew our license or not grant us new licenses, our business, results of operation and financial condition could be adversely affected.

The failure of our character-related and theme-related products to become and/or remain popular with children may materially and adversely impact our business, results of operations and financial condition.

The success of many of our character-related and theme-related products depends upon the popularity of characters in movies, television programs, live sporting exhibitions, and other media and events. We cannot assure you that:

●	media associated with our character-related and theme-related product lines will be released at the times we expect or will be successful;

●	the success of media associated with our existing character-related and theme-related product lines will result in substantial promotional value to our products;

●	we will be successful in renewing licenses upon expiration of terms that are favorable to us; or

●	we will be successful in obtaining licenses to produce new character-related and theme-related products in the future.

Our failure to achieve any or all of the foregoing benchmarks may cause the infrastructure of our operations to fail, thereby adversely affecting our business, results of operations and financial condition.

 A limited number of customers account for a large portion of our net sales, so that if one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us or return substantial amounts of our products, it could have a material adverse effect on our business, results of operations and financial condition.

Our two largest customers, Wal-Mart and Target, accounted for 46.8% of our net sales in 2018. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers and pursuant to the terms of certain of our vendor agreements, even some purchase orders may be cancelled without penalty up until delivery. A substantial reduction in or termination of orders from any of our largest customers would adversely affect our business, results of operations and financial condition. In addition, pressure by large customers seeking price reductions, financial incentives and changes in other terms of sale or for us to bear the risks and the cost of carrying inventory could also adversely affect our business, results of operations and financial condition.

If one or more of our major customers were to experience difficulties in fulfilling their obligations to us resulting from bankruptcy or other deterioration in its financial condition or ability to meet its obligations; cease doing business with us; significantly reduce the amount of their purchases from us; or return substantial amounts of our products, it could have a material adverse effect on our business, results of operations and financial condition. For example, the recent bankruptcy and liquidation of Toys “R” Us (“TRU”) in the United States, and in certain other jurisdictions around the world, had a material, adverse impact on the toy industry and our business, results of operations and financial condition. In 2017, TRU was our third largest customer with net sales of $69.5 million. In 2018, net sales to TRU declined by over 76.1% to $16.6 million. In addition to the reduction in net sales, we also recorded significant bad debt charges in 2017 and 2018 as a result of the TRU bankruptcy and liquidation.

Restrictions under or the loss of availability under our term loan and revolving credit line could adversely impact our business and financial condition.

In March 2014, we obtained a $75.0 million revolving credit line, and in June 2018, we entered into a $20.0 million term loan. Amounts borrowed under the revolving credit line and term loan are senior secured obligations. All outstanding borrowings under the revolving credit line and term loan are accelerated and become immediately due and payable (and the revolving credit line and term loan terminates) in the event of a default, which includes, among other things, failure to comply with certain financial covenants or breach of representations contained in the credit line and term loan documents, defaults under other loans or obligations, involvement in bankruptcy proceedings, an occurrence of a change of control or an event constituting a material adverse effect on us (as such terms are defined in the credit line and term loan documents). We are also subject to negative covenants which, during the life of the credit line and term loan, prohibit and/or limit us from, among other things, incurring certain types of other debt, acquiring other companies, making certain expenditures or investments, changing the character of our business, and making certain changes to our executive officers. Our failure to comply with such covenants or any other breach of the credit line or term loan agreements could cause a default and we may then be required to repay borrowings under our credit line and term loan with capital from other sources. We could also be blocked from future borrowings or obtaining letters of credit under the revolving credit line, and the credit agreement and the term loan could be terminated by the lenders. Under these circumstances, other sources of capital may not be available or may be available only on unfavorable terms. In the event of a default, it is possible that our assets and certain of our subsidiaries’ assets may be attached or seized by the lenders. Any (i) failure by us to comply with the covenants or other provisions of the credit line and term loan, (ii) difficulty in securing any required future financing, or (iii) any such seizure or attachment of assets could have a material adverse effect on our business and financial condition. Our revolving credit line currently matures on September 27, 2019, and if not extended or refinanced, would result in acceleration of our term loan. As of March 1, 2019, the total amount of borrowings and letters of credit under our credit line and term loan are currently $12.8 million and $20.0 million, respectively. Failure to refinance that indebtedness would adversely impact our business and financial condition.

We may not have the funds necessary to purchase our outstanding convertible senior notes upon a fundamental change or other purchase date, as required by the indenture governing the notes.

In June 2014, we sold an aggregate of $115.0 million principal amount of 4.875% convertible senior notes due on June 1, 2020, of which $113.0 million are currently outstanding (the “4.875% 2020 Notes”). In July 2013, we sold an aggregate of $100.0 million principal amount of 4.25% convertible senior notes due on August 1, 2018, of which no amounts are currently outstanding, but $29.5 million were exchanged for new notes that mature on November 1, 2020 (the “3.25% 2020 Notes” and collectively with the 4.875% 2020 Notes, the “Notes”). Holders of the Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the Notes). Holders of the Notes may convert their notes upon the occurrence of specified events. Upon conversion, the Notes will be settled in shares of our common stock and/or in cash. Restrictions on borrowings under or loss of our revolving credit facility could result in our not having the funds necessary to pay the Notes upon a fundamental change or other purchase date, as required by the indenture governing the Notes. See also “Risks Relating to the Proposed Equity Investment by Hong Kong Meisheng Cultural Company Limited and Convertible Debt Extension Transaction” above.

We depend upon our Chief Executive Officer and any loss or interruption of his services could adversely affect our business, results of operations and financial condition.

Our success has been largely dependent upon the experience and continued services of Stephen G. Berman, our President and Chief Executive Officer. We cannot assure you that we would be able to find an appropriate replacement for Mr. Berman should the need arise, and any loss or interruption of the services of Mr. Berman could adversely affect our business, results of operations and financial condition.

 Market conditions and other third-party conduct could negatively impact our margins and implementation of other business initiatives.

Economic conditions, such as decreased consumer confidence or a recession, may adversely impact our business, results of operations and financial condition. In addition, general economic conditions were significantly and negatively affected by the September 11th terrorist attacks and could be similarly affected by any future attacks. Such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could adversely affect our sales and profitability. Other conditions, such as the unavailability of electronic components, for example, may impede our ability to manufacture, source and ship new and continuing products on a timely basis. Significant and sustained increases in the price of oil, for example, could adversely impact the cost of the raw materials used in the manufacture of certain of our products, such as plastic.

Our business is seasonal and therefore our annual operating results will depend, in large part, on our sales during the relatively brief holiday shopping season. This seasonality is exacerbated by retailers’ quick response to inventory management techniques.

Sales of our products at retail are extremely seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season. Further, ecommerce is growing significantly and accounts for a higher portion of the ultimate sales of our products. Ecommerce retailers tend to hold less inventory and take inventory closer to the time of sale to consumers than traditional retailers. As a result, customers are timing their orders so that they are being filled by suppliers, such as us, closer to the time of purchase by consumers. For our products, a majority of retail sales for the entire year generally occur in the fourth quarter, close to the holiday season. As a consequence, the majority of our sales to our customers occur in the third and fourth quarters, as our customers do not want to maintain large on-hand inventories throughout the year, ahead of consumer demand. While these techniques reduce a retailer’s investment in inventory, they increase pressure on suppliers like us to fill orders promptly and thereby shift a significant portion of inventory risk and carrying costs to the supplier. The level of inventory carried by retailers may also reduce or delay retail sales resulting in lower revenues for us. If we or our customers determine that one of our products is more popular at retail than was originally anticipated, we may not have sufficient time to produce and ship enough additional products to fully meet consumer demand. Additionally, the logistics of supplying more and more product within shorter time periods increases the risk that we will fail to achieve tight and compressed shipping schedules and quality control, which also may reduce our sales and harm our results of operations. This seasonal pattern requires significant use of working capital, mainly to manufacture or acquire inventory during the portion of the year prior to the holiday season, and it requires accurate forecasting of demand for products during the holiday season in order to avoid losing potential sales of popular products or producing excess inventory of products that are less popular with consumers. Our failure to accurately predict and respond to consumer demand, resulting in under-producing popular items and/or overproducing less popular items, could significantly reduce our total sales, negatively impact our cash flows, increase the risk of inventory obsolescence, and harm our results of operations and financial condition. In addition, as a result of the seasonal nature of our business, we would be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events such as a terrorist attack or economic shock that harm the retail environment or consumer buying patterns during our key selling season, or by events such as strikes or port delays that interfere with the shipment of goods, during the critical months leading up to the holiday shopping season.

We depend upon third-party manufacturers, and if our relationship with any of them is harmed or if they independently encounter difficulties in their manufacturing processes, we could experience product defects, production delays, unplanned costs or higher product costs, or the inability to fulfill orders on a timely basis, any of which could adversely affect our business, results of operations and financial condition.

We depend upon many third-party manufacturers who develop, provide and use the tools, dyes and molds that we generally own to manufacture our products. However, we have limited control over the manufacturing processes themselves. As a result, any difficulties encountered by the third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis, could adversely affect our business, results of operations and financial condition.
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
Although we do not purchase the raw materials used to manufacture our products, we are potentially subject to variations in the prices we pay our third-party manufacturers for products, depending upon what they pay for their raw materials. We may also incur costs or other losses as a result of not placing orders consistent with our forecasts for product manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand.

The toy industry is highly competitive and our inability to compete effectively may materially and adversely impact our business, results of operations and financial condition.

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

We sell products and operate facilities in numerous countries outside the United States. Sales to our international customers comprised approximately 22.5% of our net sales for the year ended December 31, 2018 and approximately 21.9% of our net sales for the year ended December 31, 2017. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we use third-party manufacturers, located principally in China, and are subject to the risks normally associated with international operations, including:

●	currency conversion risks and currency fluctuations;

●	limitations, including taxes, on the repatriation of earnings;

●	political instability, civil unrest and economic instability;

●	greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

●	complications in complying with laws in varying jurisdictions and changes in governmental policies;

●	greater difficulty and expenses associated with recovering from natural disasters, such as earthquakes, hurricanes and floods;

●	transportation delays and interruption;

●	work stoppages;

●	the potential imposition of tariffs; and

●	the pricing of intercompany transactions may be challenged by taxing authorities in both foreign jurisdictions and the United States, with potential increases in income and other taxes.

Our reliance upon external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply, should such changes be necessary. However, if we were prevented from obtaining products or components for a material portion of our product line due to regulatory, political, labor or other factors beyond our control, our operations would be disrupted while alternative sources of products were secured. Also, the imposition of trade sanctions by the United States against a class of products imported by us from, or the loss of “normal trade relations” status by, China could significantly increase our cost of products imported from that nation. Because of the importance of international sales and international sourcing of manufacturing to our business, our results of operations and financial condition could be significantly and adversely affected if any of the risks described above were to occur.

Legal proceedings may harm our business, results of operations, and financial condition.

We are a party to lawsuits and other legal proceedings in the normal course of our business. Litigation and other legal proceedings can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We cannot provide assurance that we will not be a party to additional legal proceedings in the future. To the extent legal proceedings continue for long time periods or are adversely resolved, our business, results of operations, and financial condition could be significantly harmed.

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

Any of these results may adversely affect our business, results of operation and financial condition. There can be no assurance that our product liability insurance will be sufficient to avoid or limit our loss in the event of an adverse outcome of any product liability claim.

We depend upon our proprietary rights, and our inability to safeguard and maintain the same, or claims of third-parties that we have violated their intellectual property rights, could have a material adverse effect on our business, results of operations and financial condition.

We rely upon trademark, copyright and trade secret protection, nondisclosure agreements and licensing arrangements to establish, protect and enforce our proprietary rights in our products. The laws of certain foreign countries may not protect intellectual property rights to the same extent or in the same manner as the laws of the United States. We cannot assure you that we or our licensors will be able to successfully safeguard and maintain our proprietary rights. Further, certain parties have commenced legal proceedings or made claims against us based upon our alleged patent infringement, misappropriation of trade secrets or other violations of their intellectual property rights. We cannot assure you that other parties will not assert intellectual property claims against us in the future. These claims could divert our attention from operating our business or result in unanticipated legal and other costs, which could adversely affect our business, results of operations and financial condition.

Restructuring our workforce can be disruptive and harm our results of operations and financial condition.

We have in the past restructured or made other adjustments to our workforce in response to the economic environment, performance issues, acquisitions, and other internal and external considerations. Restructurings can among other things result in a temporary lack of focus, reductions in net sales and reduced productivity. In addition, we may be unable to realize the anticipated cost savings from our previously announced restructuring efforts or may incur additional and/or unexpected costs in order to realize the anticipated savings. The amounts of anticipated cost savings and anticipated expenses-related restructurings are based on our current estimates, but they involve risks, uncertainties, assumptions and other factors that may cause actual results, performance or achievements to be materially different from those previously planned. These impacts, among others, could occur in connection with previously announced restructuring efforts, or related to future acquisitions and other restructurings and, as a result, our results of operations and financial condition could be negatively affected.

The inability to successfully defend claims from taxing authorities or the adoption of new tax legislation could adversely affect our results of operations and financial condition.

We conduct business in many countries, which requires us to interpret the income tax laws and rulings in each of those jurisdictions. Due to the complexity of tax laws in those jurisdictions as well as the subjectivity of factual interpretations, our estimates of income tax liabilities may differ from actual payments or assessments. Claims from tax authorities related to these differences could have an adverse impact on our results of operations and financial condition. In addition, legislative bodies in the various countries in which we do business may from time to time adopt new tax legislation that could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to sustain or manage our product line growth, which may prevent us from increasing our net revenues.

Historically, we experienced growth in our product lines through acquisitions of businesses, products and licenses. This growth in product lines has contributed significantly to our total revenues over the last few years. Even though we have had no significant acquisitions since 2012, comparing our future period-to-period operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. We cannot assure that we will continue to experience growth in, or maintain our present level of, net sales.

Our growth strategy calls for us to continuously develop and diversify our toy business by acquiring other companies, entering into additional license agreements, refining our product lines and expanding into international markets, which will place additional demands upon our management, operational capacity and financial resources and systems. The increased demand upon management may necessitate our recruitment and retention of qualified management personnel. We cannot assure that we will be able to recruit and retain qualified personnel or expand and manage our operations effectively and profitably. To effectively manage future growth, we must continue to expand our operational, financial and management information systems and to train, motivate and manage our work force. There can be no assurance that our operational, financial and management information systems will be adequate to support our future operations. Failure to expand our operational, financial and management information systems or to train, motivate or manage employees could have a material adverse effect on our business, results of operations and financial condition.

In addition, implementation of our growth strategy is subject to risks beyond our control, including competition, market acceptance of new products, changes in economic conditions, our ability to obtain or renew licenses on commercially reasonable terms, our ability to identify acquisition candidates and conclude acquisitions on acceptable terms, and our ability to obtain the required consents from certain lenders and finance increased levels of accounts receivable and inventory necessary to support our sales growth, if any. Accordingly, we cannot assure that our growth strategy will be successful.

We rely extensively on information technology in our operations, and any material failure, inadequacy, interruption, or security breach of that technology could have a material adverse impact on our business.

We rely extensively on information technology systems across our operations, including for management of our supply chain, sale and delivery of our products and services, reporting our results of operations, collection and storage of consumer data, data of customers, employees and other stakeholders, and various other processes and transactions. Many of these systems are managed by third-party service providers. We use third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. A small and growing volume of our consumer products and services are web-based, and some are offered in conjunction with business partners or such third-party service providers. We, our business partners and third-party service providers may collect, process, store and transmit consumer data, including personal information, in connection with those products and services. Failure to follow applicable regulations related to those activities, or to prevent or mitigate data loss or other security breaches, including breaches of our business partners’ technology and systems, could expose us or our customers to a risk of loss or misuse of such information, which could adversely affect our results of operations, result in regulatory enforcement, other litigation and could be a potential liability for us, and otherwise significantly harm our business. Our ability to effectively manage our business and coordinate the production, distribution, and sale of our products and services depends significantly on the reliability and capacity of these systems and third-party service providers.

Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party provider, such measures cannot provide absolute security. We have exposure to similar security risks faced by other large companies that have data stored on their information technology systems. To our knowledge, we have not experienced any material breach of our cybersecurity systems. If we or our third-party service providers systems fail to operate effectively or are damaged, destroyed, or shut down, or there are problems with transitioning to upgraded or replacement systems, or there are security breaches in these systems, any of the aforementioned could occur as a result of natural disasters, human error, software or equipment failures, telecommunications failures, loss or theft of equipment, acts of terrorism, circumvention of security systems, or other cyber-attacks, including denial-of-service attacks, we could experience delays or decreases in product sales, and reduced efficiency of our operations. Additionally, any of these events could lead to violations of privacy laws, loss of customers, or loss, misappropriation or corruption of confidential information, trade secrets or data, which could expose us to potential litigation, regulatory actions, sanctions or other statutory penalties, any or all of which could adversely affect our business, and cause it to incur significant losses and remediation costs.

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

Our stock price has been volatile over the past several years and could decline in the future, resulting in losses for our investors.

All the factors discussed in this section, disclosures made in other parts of this Annual Report on Form 10-K, or any other material announcements or events could affect our stock price. In addition, quarterly fluctuations in our operating results, changes in investor and analyst perception of the business risks and conditions of our business, our ability to meet earnings estimates and other performance expectations of financial analysts or investors, unfavorable commentary or downgrades of our stock by research analysts, fluctuations in the stock prices of our peer companies or in stock markets in general, and general economic or political conditions could also cause the price of our stock to change. A significant drop in the price of our stock could expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, adversely affecting our business.

We have a valuation allowance on the deferred taxes on our books since their future realization is uncertain.
Deferred tax assets are realized by prior and future taxable income of appropriate character. Current accounting standards require that a valuation allowance be recorded if it is not likely that sufficient taxable income of appropriate character will be generated to realize the deferred tax assets. We currently believe that based on the available information, it is more likely than not that our deferred tax assets will not be realized, and accordingly we have recorded a valuation allowance against our U.S. federal and state deferred tax assets. Certain of our net operating losses and tax credit carry-forwards can expire if unused, and the utilization of our net operating losses and tax credit carry-forwards could be substantially limited in the event of an "ownership change," as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code.

We have a material amount of goodwill which, if it becomes impaired, would result in a reduction in our net earnings.

Goodwill is the amount by which the cost of an acquisition exceeds the fair value of the net assets we acquire. Goodwill is not amortized and is required to be evaluated for impairment at least annually. At December 31, 2018, $35.1 million, or 10.2%, of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a write-down of our goodwill and consequently harm our results of operations. During the third quarter of 2017, we determined that the fair values of two of our three reporting units were less than their respective carrying amounts. Accordingly, a goodwill impairment charge of $8.3 million was recorded in 2017. We did not record any goodwill impairment charges in 2018. In the future, if we do not achieve our profitability and growth targets the carrying value of our goodwill may become further impaired, resulting in additional impairment charges.

Item 2.  Properties
The following is a listing of the principal leased offices maintained by us as of March 6, 2019:

Property	Location	Approximate Square Feet	Lease Expiration Date
US and Canada *
Distribution Center	City of Industry, California	800,000	April 30, 2023
Disguise Office	Poway, California	24,200	March 31, 2021
Corporate Headquarters/Showroom	Santa Monica, California	65,858	January 31, 2024
Distribution Center	Brampton, Ontario, Canada	105,712	December 31, 2019

International *
Europe Office	Bracknell, United Kingdom	8,957	January 19, 2027
Hong Kong Headquarters	Kowloon, Hong Kong	41,130	June 30, 2019

*The Halloween segment is included in the properties listed above.

Item 3.  Legal Proceedings

For information regarding our legal proceedings, see Note 21 to the consolidated financial statements included in this Form 10-K.

Item 4.  Mine Safety Disclosures
Not applicable.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the Nasdaq Global Select exchange under the symbol “JAKK.”
Performance Graph
The graph and tables below display the relative performance of our common stock, the Russell 2000 Price Index (the “Russell 2000”) and a peer group index, by comparing the cumulative total stockholder return (which assumes reinvestment of dividends, if any) on an assumed $100 investment on December 31, 2013 in our common stock, the Russell 2000 and the peer group index over the period from January 1, 2014 to December 31, 2018.
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
Annual Return Percentage

	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018
JAKKS Pacific	1.2%	17.1%	(35.3)%	(54.4)%	(37.5)%
Peer Group	11.7	39.4	7.0	42.8	(20.2)
Russell 2000	4.9	(4.4)	21.3	14.7	(11.0)
Indexed Returns

	January 1, 2014	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018
JAKKS Pacific	$100.0	$101.2	$118.5	$76.6	$35.0	$21.9
Peer Group	100.0	111.7	155.7	166.6	237.9	189.9
Russell 2000	100.0	104.9	100.3	121.6	139.5	124.1
Security Holders
To the best of our knowledge, as of March 7, 2019, there were 108 holders of record of our common stock. We believe there are numerous beneficial owners of our common stock whose shares are held in “street name.”
Dividends
The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations and may be subject to certain restrictions under our credit facility and term loan. We currently do not anticipate paying any dividends in the foreseeable future.

Compensation Plan Information
The table below sets forth the following information as of the year ended December 31, 2018 for (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders, if any:
(a)  the number of securities to be issued upon the exercise of outstanding options, warrants and rights;
(b)  the weighted-average exercise price of such outstanding options, warrants and rights; and
(c)  other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	—	$—	1,157,210
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,157,210
Equity compensation plans approved by our stockholders consists of the 2002 Stock Award and Incentive Plan. An additional 1.4 million and 2.5 million shares were added to the number of total issuable shares under the Plan and approved by the Board in 2013 and 2017, respectively. Additionally, 2,950,782 shares of restricted stock awards remained unvested as of December 31, 2018. Disclosures with respect to equity issuable to certain of our executive officers pursuant to the terms of their employment agreements are disclosed below under Item 11. In January 2019, we were obligated to issue an aggregate of 3,061,224 shares of restricted stock awards to two executive officers pursuant to the applicable employment agreements. Such awards have not yet been issued due to insufficient securities available under the 2002 Stock Award and Incentive Plan.
Issuer Purchases of Equity Securities
There were no issuer purchases of equity securities in the fourth quarter of 2018.
Issuer Unregistered Sale of Equity Securities
There were no issuer sales of unregistered equity securities in the fourth quarter of 2018.

Item 6.  Selected Financial Data
The following table presents selected financial data that should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (included in Item 7) and our consolidated financial statements and the related notes (included in Item 8).

	Year Ended December 31,
	2014	2015	2016	2017	2018
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$810,060	$745,741	$706,603	$613,111	$567,810
Cost of sales	574,253	517,172	483,582	457,430	412,094
Gross profit	235,807	228,569	223,021	155,681	155,716
Selling, general and administrative expenses	203,326	198,039	205,915	205,223	185,142
Goodwill and other intangibles impairment	—	—	—	13,536	—
Restructuring charge	1,154	—	—	1,080	1,114
Acquisition related and other	—	—	—	—	1,633
Income (loss) from operations	31,327	30,530	17,106	(64,158)	(32,173)
Change in fair value of business combination liability	5,932	5,642	—	—	—
Income from joint ventures	314	2,761	889	105	227
Other income (expense), net	—	—	305	342	152
Loss on extinguishment of convertible senior notes	—	—	—	(611)	(453)
Change in fair value of convertible senior notes	—	—	—	(308)	2,948
Write-off of investment in DreamPlay, LLC	—	—	—	(7,000)	—
Interest income	112	62	51	37	68
Interest expense	(12,461)	(12,402)	(12,975)	(9,829)	(10,243)
Income (loss) before provision for income taxes	25,224	26,593	5,376	(81,422)	(39,474)
Provision for income taxes	3,715	3,423	4,127	1,606	2,951
Net income (loss)	21,509	23,170	1,249	(83,028)	(42,425)
Net income (loss) attributable to non-controlling interests	—	(84)	6	57	(57)
Net income (loss) attributable to JAKKS Pacific, Inc.	$21,509	$23,254	$1,243	$(83,085)	$(42,368)
Basic earnings (loss) per share	$1.03	$1.20	$0.08	$(3.89)	(1.83)
Diluted earnings (loss) per share	$0.70	$0.71	$0.07	$(3.89)	$(1.83)
Dividends declared per common share	$—	$—	$—	$—	$—
Net sales reported during 2018 were recognized under ASC 606 and net sales reported during 2014 through 2017 were recognized under ASC 605.

During the first quarter of 2018, we recorded a charge of $3.5 million related to the write-down of license advances and minimum guarantees that are not expected to be earned through sales of the licensed products. During the third quarter of 2018, we recognized a $0.5 million loss related to the extinguishment of $8.0 million face amount of our 4.25% convertible senior notes due in 2018. During the fourth quarter of 2018, we incurred restructuring charges of $1.1 million as a result of a Company-wide restructuring initiative. During 2018, we recognized a net bad debt write-off of $8.7 million related to the Toys “R” Us bankruptcy filing, $1.6 million in acquisition related and other charges as a result of the Hong Kong Meisheng Cultural Company Limited’s expression of interest in acquiring additional shares of our common stock, and recorded a $2.9 million gain related to the fair market value adjustment for the 3.25% convertible senior notes due in 2020.
During the third quarter of 2017, we recorded impairment charges of $8.3 million to write off goodwill, $2.9 million to write off the remaining unamortized technology rights related to DreamPlay, LLC, and $2.3 million to write down several underutilized trademarks and trade names that were determined to have no value. Additionally, we wrote off our investment in DreamPlay, LLC in the amount of $7.0 million. During the third and fourth quarters of 2017, we recorded a charge of $9.6 million related to the write-down of certain excess and impaired inventory, recognized a bad debt write off of $8.9 million related to the Toys “R” Us bankruptcy filing on September 18, 2017, recorded a charge of $20.5 million related to the write-down of license advances and minimum guarantees that are not expected to be earned through sales of the licensed products and incurred restructuring charges of $1.1 million as a result of a Company-wide restructuring initiative. During the fourth quarter of 2017, we recognized a $0.6 million loss related to the extinguishment of $21.5 million face amount of our 4.25% convertible senior notes due in 2018 and we recognized a $0.3 million loss related to the fair market value adjustment for the 3.25% convertible senior notes due in 2020.
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

	At December 31,
	2014	2015	2016	2017	2018
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$71,525	$102,528	$86,064	$64,977	$53,282
Working capital	246,245	254,967	236,569	146,911	106,041
Total assets	561,782	499,620	464,303	370,349	342,841
Short-term debt	—	—	10,000	26,075	27,211
Long-term debt	215,000	209,166	203,007	133,497	139,792
Total stockholders' equity	145,084	153,406	135,200	94,513	51,649

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
Critical Accounting Policies
The accompanying consolidated financial statements and supplementary information were prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are discussed in Note 2 to the Consolidated Financial Statements, included within Item 8. Inherent in the application of many of these accounting policies is the need for management to make estimates and judgments in the determination of certain revenues, expenses, assets and liabilities. As such, materially different financial results can occur as circumstances change and additional information becomes known. The policies with the greatest potential effect on our results of operations and financial position include:
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
Revenue Recognition for 2018. Our contracts with customers only include one performance obligation (i.e., sale of our products). Revenue is recognized in the gross amount at a point in time when delivery is completed and control of the promised goods is transferred to the customers. Revenue is measured as the amount of consideration we expect to be entitled to in exchange for those goods. Our contracts do not involve financing elements as payment terms with customers are less than one year. Further, because revenue is recognized at the point in time goods are sold to customers, there are no contract assets or contract liability balances.

We disaggregate our revenues from contracts with customers by reporting segment: U.S. and Canada, International, and Halloween. We further disaggregate revenues by major geographic region. See Note 3 to the Consolidated Financial Statements included within Item 8 for further information.

We offer various discounts, pricing concessions, and other allowances to customers, all of which are considered in determining the transaction price. Certain discounts and allowances are fixed and determinable at the time of sale and are recorded at the time of sale as a reduction to revenue. Other discounts and allowances can vary and are determined at management’s discretion (variable consideration). Specifically, we occasionally grant discretionary credits to facilitate markdowns and sales of slow moving merchandise, and consequently accrue an allowance based on historic credits and management estimates. Further, while we generally do not allow product returns, we do make occasional exceptions to this policy, and consequently record a sales return allowance based upon historic return amounts and management estimates. These allowances (variable consideration) are estimated using the expected value method and are recorded at the time of sale as a reduction to revenue. We adjust our estimate of variable consideration at least quarterly or when facts and circumstances used in the estimation process may change. The variable consideration is not constrained as we have sufficient history on the related estimates and do not believe there is a risk of significant revenue reversal.

We also participate in cooperative advertising arrangements with some customers, whereby we allow a discount from invoiced product amounts in exchange for customer purchased advertising that features our products. Generally, these allowances range from 1% to 20% of gross sales, and are generally based upon product purchases or specific advertising campaigns. Such allowances are accrued when the related revenue is recognized. These cooperative advertising arrangements provide a distinct benefit at fair value, and are accounted for as direct selling expenses.

Sales commissions are expensed when incurred as the related revenue is recognized at a point in time and therefore the amortization period is less than one year. As a result these costs are recorded as direct selling expenses, as incurred.

Shipping and handling activities are considered part of our obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred.

Our reserve for sales returns and allowances amounted to $17.6 million as of December 31, 2017 and $29.4 million as of December 31, 2018.

Revenue Recognition for 2016 and 2017. Revenue is recognized upon the shipment of goods to customers or their agents, depending upon terms, provided there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectability is reasonably assured.
Generally we do not allow product returns. We provide our customers a negotiated allowance for breakage or defects, which is recorded when the related revenue is recognized. However, we do make occasional exceptions to this policy and consequently accrue a return allowance based upon historic return amounts and management estimates. We occasionally grant credits to facilitate markdowns and sales of slow-moving merchandise. These credits are recorded as a reduction of gross sales at the time of the sale.
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
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2018 (in thousands):

	Carrying Amount as of December 31, 2017	Fair Value Measurements As of December 31, 2017
		Level 1	Level 2	Level 3
Cash equivalents	$13,718	$13,718	$—	$—
3.25% convertible senior notes due in 2020	22,469	—	—	22,469

	Carrying Amount as of December 31, 2018	Fair Value Measurements As of December 31, 2018
		Level 1	Level 2	Level 3
Cash equivalents	$—	$—	$—	$—
3.25% convertible senior notes due in 2020	27,974	—	—	27,974

The following table provides a reconciliation of the beginning and ending balances of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Year ended December 31,
	2017	2018
Balance at January 1,	$—	$22,469
Issuance of 3.25% convertible senior notes	21,550	8,000
Loss on extinguishment of convertible senior notes	611	453
Change in fair value	308	(2,948)
Balance at December 31,	$22,469	$27,974
Our accounts receivable, accounts payable and accrued expenses represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of fair value.
In August 2017, we agreed with Oasis Management and Oasis Investments II Master Fund Ltd., (collectively "Oasis") the holder of approximately $21.5 million face amount of our 4.25% convertible senior notes due in 2018 (“2018 Notes”), to exchange and extend the maturity date of these notes to November 1, 2020. In addition, the interest rate was reduced to 3.25% per annum and the conversion rate was increased to 328.0302 shares of our common stock per $1,000 principal amount of notes, among other things. These notes are hereafter referred to as the “3.25% convertible senior notes due in 2020” or “3.25% 2020 Notes.” After execution of a definitive agreement and final approval by the other members of our Board of Directors and Oasis’ Investment Committee, the transaction closed on November 7, 2017. On July 26, 2018, we closed a transaction with Oasis to exchange $8.0 million face amount of the 4.25% convertible senior notes due in August 2018 with convertible senior notes similar to those issued to Oasis in November 2017. The new notes mature on November 1, 2020, accrue interest at an annual rate of 3.25% and are convertible into shares of our common stock at a rate of 322.2688 shares per $1,000 principal amount of the new notes. The conversion price of the 3.25% 2020 notes reset on November 1, 2018 to $2.54 per share and the conversion rate was increased to 393.7008 of our common stock per $1,000 principal amount of notes.
In connection with these transactions, we elected the fair value option of measurement for the 3.25% 2020 Notes under ASC 815 Derivatives and Hedging. As a result, these notes are re-measured each reporting period using Level 3 inputs (Monte Carlo simulation model and inputs for stock price, risk-free rate and volatility), with changes in fair value reflected in current period earnings in our consolidated statements of operations. At December 31, 2018, the 3.25% 2020 Notes had a fair value of $28.0 million.
The fair value of the 4.875% convertible senior notes due 2020 as of December 31, 2017 and 2018 was $89.7 million and $93.2 million, respectively, based upon the most recent quoted market prices. The fair values of the convertible senior notes are considered to be Level 3 measurements on the fair value hierarchy.
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
We performed our annual assessment of goodwill for impairment as of our annual testing date, on April 1, 2018, for each of our reporting units by evaluating qualitative factors, including, but not limited to, the performance of each reporting unit, general economic conditions, access to capital, the industry and competitive environment, and the interest rate environment. Based on our assessment, we determined that the fair values of our reporting units were not less than the carrying amounts. No goodwill impairment was determined to have occurred for the year ended December 31, 2018.
Goodwill and intangible assets amounted to $52.7 million as of December 31, 2018.
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

Income Allocation for Income Taxes. Our annual income tax provision and related income tax assets and liabilities are based upon actual income as allocated to the various tax jurisdictions based upon our transfer pricing study, U.S. and foreign statutory income tax rates and tax regulations and planning opportunities in the various jurisdictions in which we operate. Significant judgment is required in interpreting tax regulations in the U.S. and foreign jurisdictions, and in evaluating worldwide uncertain tax positions. Actual results could differ materially from those judgments, and changes from such judgments could materially affect our consolidated financial statements.

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

We accrue a tax reserve for additional income taxes and interest, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of December 31, 2018, our income tax reserves were approximately $1.5 million and relate to the potential tax settlement in Hong Kong and adjustments in the area of withholding taxes.

We recognize current period interest expense and penalties and the reversal of previously recognized interest expense and penalties that has been determined to not be assessable due to the expiration of the related audit period or other compelling factors on the income tax liability for unrecognized tax benefits as a component of the income tax provision recognized in the consolidated statements of operations.

The U.S. Tax Cuts and Jobs Act (“the Act”) was signed into law on December 22, 2017 and introduced significant changes to the Internal Revenue Code. Effective for tax years beginning after December 31, 2017, the Act reduced the U.S. statutory tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings and related-party payments, which are referred to as the global intangible low-taxed income and the base erosion and anti-abuse tax, respectively. In addition, the Act included a one-time transition tax as of December 31, 2017 on accumulated foreign subsidiary earnings that were previously tax deferred. Due to the timing of the enactment and the complexity involved in applying the provisions of the Act, the SEC issued guidance on December 22, 2017 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act. We applied this guidance when accounting for the enactment-date effects of the Act in 2017 and throughout 2018. At December 31, 2018, we have completed our accounting for all of the enactment-date income tax effects of the Act.
Share-Based Compensation. We grant restricted stock units and awards to our employees (including officers) and to non-employee directors under our 2002 Stock Award and Incentive Plan (the “Plan”), as amended. The benefits provided under the Plan are share-based payments. We amortize over a requisite service period, the net total deferred stock expense based upon the fair value of the underlying common stock on the date of the grants. In certain instances, the service period may differ from the period in which each award will vest. Additionally, certain groups of grants are subject to performance criteria or an expected forfeiture rate calculation.
Recent Accounting Pronouncements.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in ASC 605, (Topic 605), and most industry-specific guidance. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers - Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, and interim periods therein. In 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Identifying Performance Obligations and Licensing,” and ASU 2016-12, “Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients.” Entities have the choice to adopt these updates using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of these standards recognized at the date of the adoption.

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

There is no impact to our consolidated financial statements resulting from the adoption of Topic 606 as the timing and measurement of revenue remained consistent with Topic 605, although our approach to revenue recognition is now based on the transfer of control. Further, there is no difference in the amounts of the revenue and cost of sales reported in our consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2018 that were recognized pursuant to Topic 606 and those that would have been reported pursuant to Topic 605.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” (“ASU 2016-01”). The new guidance is intended to improve the recognition and measurement of financial instruments. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The adoption of this standard did not have an impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Entities can either select a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements (“comparative method”), or alternatively apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (“effective date method”). We adopted this standard on January 1, 2019 under the effective date method. We expect the adoption of this Standard will have a significant impact on our consolidated balance sheets. The most significant changes relate to the recognition of new right-of-use assets and lease liabilities on the balance sheet for operating leases. We expect the right of use asset will be the present value of the remaining lease payments as noted in Note 14 - Leases. The recognition of lease expense is expected to be similar to our current methodology. The accounting for finance leases will remain substantially unchanged.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory.” The amendments in this ASU reduce the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard did not have an impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting,” which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this standard did not have an impact on our consolidated financial statements.

In January 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which gives entities the option to reclassify to retained earnings the tax effects resulting from the Act related to items in Accumulated Other Comprehensive Income (“AOCI”) that the FASB refers to as having been stranded in AOCI. The new guidance may be applied retrospectively to each period in which the effect of the Act is recognized in the period of adoption. We could adopt this guidance for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued or made available for issuance, including the period the Act was enacted. The guidance, when adopted, will require new disclosures regarding a company’s accounting policy for releasing the tax effects in AOCI and permit us the option to reclassify to retained earnings the tax effects resulting from the Act that are stranded in AOCI. We adopted this guidance on January 1, 2019 and the impact was not material.

In March 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which made targeted improvements to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. The adoption of this standard did not have an impact on our consolidated financial statements.

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

In October 2018, the FASB issued ASU 2018-17, "Consolidation: Targeted Improvements to Related Party Guidance for Variable Interest Entities", which improves the accounting for variable interest entities by considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. This new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments are required to be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. Early adoption is permitted. We are currently evaluating the impact of the pending adoption of this new standard on our consolidated financial statements.

In January 2019, the FASB issued ASU 2019-11, "Leases (Topic 842): Codification Improvements,” which requires an entity (a lessee or lessor) to provide transition disclosures under Topic 250 upon adoption of Topic 842. This new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the pending adoption of this new standard on our consolidated financial statements.

Results of Operations
The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	Year Ended December 31,
	2016	2017	2018
Net sales	100.0%	100.0%	100.0%
Cost of sales	68.4	74.6	72.6
Gross profit	31.6	25.4	27.4
Selling, general and administrative expenses	29.1	33.5	32.6
Goodwill and other intangibles impairment	—	2.2	—
Restructuring charge	—	0.2	0.2
Acquisition related and other	—	—	0.3
Income (loss) from operations	2.5	(10.5)	(5.7)
Income from joint ventures	0.1	—	—
Other income (expense), net	—	0.1	—
Loss on extinguishment of convertible senior notes	—	(0.1)	(0.1)
Change in fair value of convertible senior notes	—	(0.1)	0.5
Write-off of investment in DreamPlay, LLC	—	(1.1)	—
Interest income	—	—	—
Interest expense	(1.8)	(1.6)	(1.8)
Income (loss) before provision for income taxes	0.8	(13.3)	(7.1)
Provision for income taxes	0.6	0.2	0.5
Net income (loss)	0.2	(13.5)	(7.6)
Net income (loss) attributable to non-controlling interests	—	0.1	—
Net income (loss) attributable to JAKKS Pacific, Inc.	0.2%	(13.6)%	(7.6)%
The following table summarizes, for the periods indicated, certain statement of operations data by segment (in thousands).

	Year Ended December 31,
	2016	2017	2018
Net Sales
U.S. and Canada	$478,595	$406,411	$364,313
International	131,229	107,231	101,873
Halloween	96,779	99,469	101,624
	706,603	613,111	567,810
Cost of Sales
U.S. and Canada	322,721	297,115	260,281
International	89,187	81,381	69,580
Halloween	71,674	78,934	82,233
	483,582	457,430	412,094
Gross Profit
U.S. and Canada	155,874	109,296	104,032
International	42,042	25,850	32,293
Halloween	25,105	20,535	19,391
	$223,021	$155,681	$155,716

Comparison of the Years Ended December 31, 2018 and 2017
Net Sales
U.S. and Canada. Net sales of our U.S. and Canada segment were $364.3 million in 2018, compared to $406.4 million in 2017, representing a decrease of $42.1 million, or 10.4%. The decrease in net sales was due to lower unit sales as a result of the Toys “R” Us liquidation in the U.S.
International. Net sales of our International segment were $101.9 million in 2018, compared to $107.2 million in 2017, representing a decrease of $5.3 million, or 4.9%. The decrease in net sales was primarily driven by lower unit sales of our Disney Princess products, as well as lower average selling prices and unit sales of our Frozen and Tsum Tsum products. This decrease was partially offset by an increase in unit sales of our Squish-Dee-Lish products, in addition to higher unit sales of our Incredibles 2 and Harry Potter products, which were not sold in the prior year period.
Halloween. Net sales of our Halloween segment were $101.6 million in 2018, compared to $99.5 million in 2017, representing an increase of $2.1 million, or 2.1%. The increase in net sales was primarily driven by higher unit sales of a variety of products.
Cost of Sales
U.S. and Canada. Cost of sales of our U.S. and Canada segment was $260.3 million, or 71.5% of related net sales in 2018 compared to $297.1 million, or 73.1% of related net sales in 2017, representing a decrease of $36.8 million, or 12.4%. The decrease in dollars is due to lower overall unit sales in 2018, as well as lower royalty expense due to higher minimum guarantee shortfalls in 2017 and inventory impairment charges recorded in 2017. The decrease as a percentage of net sales, year-over-year, is primarily due to a lower average royalty rate in 2018 due to higher minimum guarantee shortfalls and inventory impairment charges recorded in 2017.
International. Cost of sales of our International segment was $69.6 million, or 68.3% of related net sales in 2018 compared to $81.4 million, or 75.9% of related net sales in 2017, representing a decrease of $11.8 million, or 14.5%. The decrease in dollars is due to lower overall unit sales in 2018, as well as royalty expense due to higher minimum guarantee shortfalls in 2017. The decrease as a percentage of net sales, year-over-year, is primarily due to a lower average royalty rate in 2018 due to higher minimum guarantee shortfalls in 2017.
Halloween. Cost of sales of our Halloween segment was $82.2 million, or 80.9% of related net sales for 2018 compared to $78.9 million, or 79.3% of related net sales in 2017, representing an increase of $3.3 million, or 4.2%. The increase in dollars is due to higher overall unit sales in 2018. The increase as a percentage of net sales, year-over-year, is primarily due to a higher average cost of goods rate on a variety of products.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $185.1 million in 2018 and $205.2 million in 2017, constituting 32.6% and 33.5% of net sales, respectively. Selling, general and administrative expenses decreased by $20.1 million, due to bad debt write-offs in 2017 primarily related to the Toys "R" Us bankruptcy, lower payroll expense due, in part, to a Company-wide restructuring initiative, and lower marketing expense and other general and administrative costs.
Goodwill and Other Intangibles Impairment
Goodwill and other intangibles impairment was nil in 2018, as compared to $13.5 million in 2017. In 2017, we recorded impairment charges of $8.3 million for goodwill, $2.9 million to write-off the remaining unamortized technology rights related to DreamPlay, LLC and $2.3 million to write down several underutilized trademarks and trade names that were determined to have no value.
Restructuring Charge
In both 2018 and 2017, we recognized $1.1 million of restructuring charges as a result of Company-wide restructuring initiatives. The restructuring charges primarily related to employee severance and other related costs.
Acquisition Related and Other
In 2018, we recognized $1.6 million in acquisition related and other charges as a result of Hong Kong Meisheng Cultural Company Limited's expression of interest in acquiring additional shares of our common stock.

Income from Joint Ventures
We recognized $0.2 million and $0.1 million of income for funds received in 2018 and 2017, respectively, related to our former video game joint venture in partial settlement of amounts owed to the Company when our joint venture partner was liquidated pursuant to their 2012 bankruptcy filing. It is not known if any additional funds will be received by us.
Loss on Extinguishment of Convertible Senior Notes
In 2018, we recognized a $0.5 million loss related to the exchange of $8.0 million face amount of our 4.25% convertible senior notes due in 2018 for our 3.25% convertible senior notes due in 2020. In 2017, we recognized a $0.6 million loss related to the exchange of $21.5 million face amount of our 4.25% convertible senior notes due in 2018 for our 3.25% convertible senior notes due in 2020.
Change in Fair Value of Convertible Senior Notes
In 2018, we recognized a $2.9 million gain related to the fair market value adjustment for the 3.25% convertible senior notes due in 2020. In 2017, we recognized a $0.3 million loss related to the fair market value adjustment for the 3.25% convertible senior notes due in 2020.
Interest Expense
Interest expense was $10.2 million in 2018, as compared to $9.8 million in the prior year period. In 2018, we recorded interest expense of $7.6 million related to our convertible senior notes due in 2018 and 2020 and $2.6 million related to our GACP term loan, as well as our revolving credit facility. In 2017, we recorded interest expense of $9.4 million related to our convertible senior notes due in 2018 and 2020 and $0.4 million related to our revolving credit facility.
Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $3.0 million, or an effective tax rate of (7.5%) for 2018. During 2017, our income tax expense was $1.6 million, or an effective tax rate of (2.0%).

The 2018 tax expense of $3.0 million included a discrete tax benefit of $0.9 million primarily comprised of return to provision and uncertain tax position adjustments. Absent these discrete tax benefits, our effective tax rate for 2018 was (9.6%), primarily due to the various state taxes and taxes on foreign income.

The 2017 tax expense of $1.6 million included a discrete tax benefit of $0.6 million primarily comprised of return to provision and uncertain tax position adjustments. Absent these discrete tax expenses, our effective tax rate for 2017 was (2.8%), primarily due to the U.S. federal transition tax, various state taxes and taxes on foreign income.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets by jurisdiction. Based on our evaluation of all positive and negative evidence, as of December 31, 2018, a valuation allowance of $84.1 million has been recorded against our deferred tax assets that more likely than not will not be realized. The net deferred tax liabilities of $1.0 million consists of the net deferred tax liabilities in the foreign jurisdiction, where we are in a cumulative income position, partially offset by the deferred tax assets in the U.S. related to the AMT carryforward, which are fully realizable.

As of December 31, 2018, we had net deferred tax liabilities of approximately $1.0 million, which consists of net deferred tax liabilities in the foreign jurisdictions partially offset by deferred tax assets in the U.S. related to the AMT credit carryforward.

Comparison of the Years Ended December 31, 2017 and 2016
Net Sales

U.S. and Canada. Net sales of our U.S. and Canada segment were $406.4 million in 2017, compared to $478.6 million in 2016, representing a decrease of $72.2 million, or 15.1%. The decrease in net sales was primarily due to decreases in unit sales in our Disney Tsum Tsum, Disney Frozen, XPV radio controlled vehicles, Graco, and Star Wars product lines partially offset by higher unit sales in our Moana, Squish-Dee-Lish, Beauty and the Beast Live Action, Tangled - the Series, and Real Workin’ Buddies - Mr. Dusty product lines.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $205.2 million in 2017 and $205.9 million in 2016, constituting 33.5% and 29.1% of net sales, respectively. Selling, general and administrative expenses decreased by $0.7 million, primarily due to lower marketing expense and other general and administrative costs, partially offset by bad debt write-offs of $11.2 million. The increases as a percentage of net sales, year over year is due to the lower net sales in 2017 coupled with comparable costs.

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
Restructuring Charge
In 2017, we recognized a $1.1 million restructuring charge as a result of a Company-wide restructuring initiative.

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

Other Income (Expense), net

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
Change in Fair Value of Convertible Senior Notes
In 2017, we recognized a $0.3 million loss related to the fair market value adjustment for the 3.25% convertible senior notes due in 2020.

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

The 2017 tax expense of $1.6 million included a discrete tax benefit of $0.6 million primarily comprised of return to provision and uncertain tax position adjustments. Absent these discrete tax benefits, our effective tax rate for 2017 was (2.8%), primarily due to the U.S. federal transition tax, various state taxes and taxes on foreign income.

The 2016 tax expense of $4.1 million included a discrete tax benefit of $0.1 million primarily comprised of return to provision adjustments. Absent these discrete tax expenses, our effective tax rate for 2016 was 79.2%, primarily due to U.S. federal alternative minimum tax, various state taxes and taxes on foreign income.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets by jurisdiction. Based on our evaluation of all positive and negative evidence, as of December 31, 2017, a valuation allowance of $89.7 million has been recorded against the deferred tax assets that more likely than not will not be realized. The net deferred tax liabilities of $0.8 million consists of the net deferred tax liabilities in the foreign jurisdiction, where we are in a cumulative income position, partially offset by the deferred tax assets in the U.S. related to the AMT carryforward, which are fully realizable.

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

	2017				2018
(unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$94,505	$119,565	$262,413	$136,628	$93,004	$105,781	$236,699	$132,326
As a % of full year	15.4%	19.5%	42.8%	22.3%	16.4%	18.6%	41.7%	23.3%
Gross profit	$30,021	$33,719	$61,781	$30,160	$22,959	$27,941	$64,330	$40,486
As a % of full year	19.3%	21.7%	39.7%	19.3%	14.7%	18.0%	41.3%	26.0%
As a % of net sales	31.8%	28.2%	23.5%	22.1%	24.7%	26.4%	27.2%	30.6%
Income (loss) from operations	$(15,724)	$(14,108)	$(7,746)	$(26,580)	$(35,658)	$(12,140)	$20,043	$(4,418)
As a % of full year	24.5%	22.0%	12.1%	41.4%	110.8%	37.8%	(62.3)%	13.7%
As a % of net sales	(16.6)%	(11.8)%	(3.0)%	(19.5)%	(38.3)%	(11.5)%	8.5%	(3.3)%
Income (loss) before provision for (benefit from) income taxes	$(18,629)	$(16,371)	$(16,651)	$(29,771)	$(38,529)	$(16,497)	$17,652	$(2,100)
As a % of net sales	(19.7)%	(13.7)%	(6.3)%	(21.8)%	(41.4)%	(15.6)%	7.5%	(1.6)%
Net income (loss)	$(18,285)	$(16,687)	$(17,569)	$(30,487)	$(36,193)	$(18,588)	$15,699	$(3,343)
As a % of net sales	(19.3)%	(14.0)%	(6.7)%	(22.3)%	(38.9)%	(17.6)%	6.6%	(2.5)%
Net income (loss) attributable to non-controlling interests	$31	$55	$45	$(74)	$51	$(29)	$17	$(96)
As a % of net sales	—%	—%	—%	(0.1)%	0.1%	—%	—%	(0.1)%
Net income (loss) attributable to JAKKS Pacific, Inc.	$(18,316)	$(16,742)	$(17,614)	$(30,413)	$(36,244)	$(18,559)	$15,682	$(3,247)
As a % of net sales	(19.4)%	(14.0)%	(6.7)%	(22.3)%	(39.0)%	(17.5)%	6.6%	(2.5)%
Diluted earnings (loss) per share	$(1.01)	$(0.77)	$(0.77)	$(1.33)	$(1.57)	$(0.80)	$0.38	$(0.14)
Weighted average shares and equivalents outstanding	18,104	21,616	22,772	22,799	23,100	23,106	45,686	23,106
Consistent with the seasonality of our business, the first, second and fourth quarters of 2017 and 2018, experienced seasonally low sales which coupled with fixed overhead resulted in significant net losses.

Quarterly and year-to-date computations of income (loss) per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

Liquidity and Capital Resources
As of December 31, 2018, we had working capital of $106.0 million compared to $146.9 million as of December 31, 2017. The decrease was primarily attributable to lower accounts receivable, higher sales reserves, and borrowings under our new term loan facility closed in June 2018, partially offset by the retirement/exchange of our 2018 convertible senior notes in the 2018 third quarter.
Operating activities provided net cash of $16.7 million and $11.4 million in 2016 and 2017, respectively, and used net cash of $0.6 million in 2018. Net cash used in operating activities in 2018 was primarily impacted by a decrease in accrued expenses and an increase in prepaid expenses and other assets due, in part, to an increase in advance royalty payments. In 2017, net cash was favorably impacted primarily by decreases in accounts receivable and inventory. In 2016, net cash was favorably impacted primarily by decreases in advance royalty payments and an increase in accounts payable, partially offset by increases in accounts receivable and inventory and a decrease in accrued expenses. Other than open purchase orders issued in the normal course of business related to shipped product, we have no obligations to purchase inventory from our manufacturers. However, we may incur costs or other losses as a result of not placing orders consistent with our forecasts for product manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 21% payable on net sales of such products. As of December 31, 2018, these agreements required future aggregate minimum royalty guarantees of $71.7 million, exclusive of $24.7 million in advances already paid. Of this $71.7 million future minimum royalty guarantee, $33.1 million is due over the next twelve months.
Investing activities used net cash of $15.1 million, $14.8 million and $11.6 million for the years ended December 31, 2016, 2017 and 2018, respectively, and consisted primarily of cash paid for the purchase of molds and tooling used in the manufacture of our products.
Financing activities used net cash of $12.0 million and $21.4 million for the years ended December 31, 2016 and 2017, respectively, and provided $8.0 million for the year ended December 31, 2018. The cash provided in 2018 consists primarily of the net proceeds from our term loan facility of $18.7 million and credit facility net borrowings of $2.5 million, partially offset by the retirement of $13.2 million of the 2018 convertible senior notes. The cash used in 2017 consists primarily of the cash portion of $35.7 million in the exchange of $51.1 million principal amount of our 2018 convertible senior notes, partially offset by the issuance of approximately 3.7 million shares of common stock for cash in the amount of $19.3 million. The cash used in 2016 consists primarily of the repurchase of our common stock and convertible senior notes.
The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 31, 2018 and is based upon information appearing in the notes to the consolidated financial statements (in thousands):

	Less than 1 year	1 – 3 years	3 – 5 years	More Than 5 years	Total
Short-term debt	$27,500	$—	$—	$—	$27,500
Long-term debt	—	140,974	—	—	140,974
Interest on debt	8,157	3,096	—	—	11,253
Operating leases	11,934	19,155	15,455	1,160	47,704
Minimum guaranteed license/royalty payments	33,077	38,387	190	—	71,654
Employment contracts	8,510	4,196	—	—	12,706
Total contractual cash obligations	$89,178	$205,808	$15,645	$1,160	$311,791
The above table excludes any potential uncertain income tax liabilities that may become payable upon examination of our income tax returns by taxing authorities. Such amounts and periods of payment cannot be reliably estimated. See Note 13 to the consolidated financial statements for further explanation of our uncertain tax positions.

In March 2014, we and our domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (“GECC”). The Credit Facility, as amended and subsequently assigned to Wells Fargo Bank, N.A. (“Wells Fargo”) pursuant to its acquisition of GECC, provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain domestic accounts receivable and inventory amounts used to compute the borrowing base (the “Credit Facility”). The Credit Facility includes a sub-limit of up to $35.0 million for the issuance of letters of credit. The amounts outstanding under the Credit Facility, as amended, are payable in full upon maturity of the facility on March 27, 2019, except that the Credit Facility would mature on June 15, 2018 if we do not refinance or extend the maturity of the convertible senior notes that mature in 2018, provided that any such refinancing or extension shall have a maturity date that is no sooner than six months after the stated maturity of the Credit Facility (i.e., on or about September 27, 2019). On June 14, 2018, we entered into a Term Loan Agreement with Great American Capital Partners to provide the necessary capital to refinance the 2018 convertible senior notes (see additional details regarding the Term Loan Agreement below). In addition, on June 14, 2018, we revised certain of the Credit Facility documents (and entered into new ones) so that certain of our Hong Kong based subsidiaries became additional parties to the Credit Facility. As a result, the receivables of these subsidiaries can now be included in the borrowing base computation, subject to certain limitations, thereby effectively increasing the amount of funds we can borrow under the Credit Facility. Any additional borrowings under the Credit Facility will be used for general working capital purposes. On February 25, 2019, the credit facility was amended to extend the maturity date to September 27, 2019.

The Credit Facility is secured by a security interest in favor of Wells Fargo covering a substantial amount of the consolidated assets and a pledge of the majority of the capital stock of various of our subsidiaries. As of December 31, 2017, the amount of outstanding borrowings was $5.0 million and outstanding stand-by letters of credit totaled $20.0 million; the total excess borrowing capacity was $14.1 million. As of December 31, 2018, the amount of outstanding borrowings was $7.5 million and outstanding stand-by letters of credit totaled $12.8 million; the total excess borrowing capacity was $40.7 million. The $7.5 million of outstanding borrowings as of December 31, 2018 was repaid in the 2019 first quarter.

Our ability to borrow under the Credit Facility is also subject to our ongoing compliance with certain financial covenants, including the maintenance of a fixed charge coverage ratio of at least 1.25:1.0 based on the trailing four fiscal quarters in the event minimum excess availability of $10.0 million under the Credit Facility is not maintained. As of December 31, 2018, we were in compliance with the financial covenants under the Credit Facility.

We may borrow funds at LIBOR or at a Base Rate, plus applicable margins of 225 basis point spread over LIBOR and 125 basis point spread on Base Rate loans. The Base Rate is the highest of (i) the Federal Funds Rate plus a margin of 0.50%, (ii) the rate last quoted by The Wall Street Journal as the “Prime Rate,” or (iii) the sum of a LIBOR rate plus 1.00%. In addition to standard fees, the Credit Facility has an unused credit line fee, which ranges from 25 to 50 basis points. As of December 31, 2017 and 2018, the weighted average interest rate on the Credit Facility was approximately 3.79% and 5.53%, respectively.

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

On June 14, 2018, we entered into a Term Loan Agreement, Term Note, Guaranty and Security Agreement and other ancillary documents and agreements (the “Term Loan”) with Great American Capital Partners Finance Co., LLC (“GACP”), for itself as a Lender (as defined below) and as the agent (in such capacity, “Agent”) for the Lenders from time to time party to the Term Loan (collectively, “Lenders”) and the other “Secured Parties” under and as defined therein, with respect to the issuance to us by Lenders of a $20.0 million term loan. To secure our obligations under the Term Loan, we granted to Agent, for the benefit of the Secured Parties, a security interest in a substantial amount of our consolidated assets and a pledge of the majority of the capital stock of various of our subsidiaries. The Term Loan is a secured obligation, second only to the Credit Facility with Wells Fargo, except with respect to certain of our inventory in which GACP has a priority secured position. We may use the funds from the Term Loan to repurchase or retire our outstanding convertible senior notes due August 2018, for working capital, capital expenditures and other general corporate purposes, subject to certain negative covenants set forth in the Term Loan.

The Term Loan requires the repayment of principal in the amount of 10% of the outstanding Term Loan per year (payable monthly) beginning after the first anniversary. All then-outstanding borrowings under the Term Loan are due, and the Term Loan terminates, no later than June 14, 2021, unless sooner terminated in accordance with its terms, which includes the date of termination of the Wells Fargo Credit Facility and the date that is 91 days prior to the maturity of our various convertible senior notes due in 2020 (see Note 12 to the audited consolidated financial statements). We are permitted, and may be required under certain circumstances as set forth in the Term Loan documents, to prepay the Term Loan, which would require a prepayment fee (i) in year one of up to any unearned and unpaid interest that would have become due and payable in year one had the prepayment not occurred plus 2% of the initial amount of the Term Loan (i.e., $20.0 million), (ii) in year two of 2% of the initial amount of the Term Loan and (iii) in year three of 1% of the initial amount of the Term Loan.

Our ability to continue to borrow the initial Term Loan amount of $20.0 million is based on certain accounts receivable and inventory amounts used to compute the borrowing base. In the event the Term Loan balance exceeds the borrowing base computation, the shortfall would be (i) applied to any excess availability under the Wells Fargo Credit Facility or (ii) prepaid. Similar to the Wells Fargo Credit Facility, we are subject to ongoing compliance with certain financial covenants, including the maintenance of a fixed charge coverage ratio of at least 1.25:1.0 based on the trailing four fiscal quarters in the event minimum excess availability of $10.0 million under the Wells Fargo Credit Facility is not maintained. We must also maintain a minimum amount of liquidity, as defined in the Term Loan, of $10.0 million. As of December 31, 2018, we were in compliance with the financial covenants under the Term Loan.

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

As of December 31, 2018, the amount outstanding under the Term Loan was $20.0 million. Borrowings under the Term Loan accrue interest at LIBOR plus 9.00% per annum. For the year ended December 31, 2018, the weighted average interest rate on the Term Loan was approximately 11.1%.

Amortization expense classified as interest expense related to the $1.3 million debt issuance costs associated with the transactions that closed on June 14, 2018 (i.e., the amendment of the Wells Fargo Credit Facility and the GACP Term Loan) was $0.9 million for the year ended December 31, 2018.

In July 2013, we sold an aggregate of $100.0 million principal amount of 4.25% convertible senior notes due 2018 (the “2018 Notes”). The 2018 Notes, which were senior unsecured obligations, paid interest semi-annually in arrears on August 1 and February 1 of each year at a rate of 4.25% per annum and matured on August 1, 2018. The initial conversion rate for the 2018 Notes was 114.3674 shares of our common stock per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $8.74 per share of common stock, subject to adjustment in certain events. In 2016, we repurchased and retired an aggregate of approximately $6.1 million principal amount of the 2018 Notes. In 2017, we exchanged and retired $39.1 million principal amount of the 2018 Notes at par for $24.1 million in cash and approximately 2.9 million shares of our common stock. During the second quarter of 2017, we exchanged and retired $12.0 million principal amount of the 2018 Notes at par for $11.6 million in cash and 112,400 shares of our common stock.

In August 2017, we agreed with Oasis Management and Oasis Investments II Master Fund Ltd., (collectively, “Oasis”) the holder of approximately $21.5 million face amount of our 4.25% convertible senior notes due in 2018, to extend the maturity date of these notes to November 1, 2020. In addition, the interest rate was reduced to 3.25% per annum and the conversion rate was increased to 328.0302 shares of our common stock per $1,000 principal amount of notes, among other things. After execution of a definitive agreement for the modification and final approval by the other members of our Board of Directors and Oasis’ Investment Committee the transaction closed on November 7, 2017. On July 26, 2018, we closed a transaction with Oasis to exchange $8.0 million face amount of the 4.25% convertible senior notes due in August 2018 with convertible senior notes similar to those issued to Oasis in November 2017. The new notes mature on November 1, 2020, accrue interest at an annual rate of 3.25% and are convertible into shares of our common stock at an initial rate of 322.2688 shares per $1,000 principal amount of the new notes. The conversion price for the 3.25% convertible senior notes will be reset on November 1, 2018 and November 1, 2019 (each, a “reset date”) to a price equal to 105% above the 5-day Volume Weighted Average Price ("VWAP") preceding the reset date; provided, however, among other reset restrictions, that if the conversion price resulting from such reset is lower than 90 percent of the average VWAP during the 90 calendar days preceding the reset date, then the reset price shall be the 30-day VWAP preceding the reset date. The conversion price of the 3.25% 2020 Notes reset on November 1, 2018 to $2.54 per share and the conversion rate was increased to 393.7008 shares of our common stock per $1,000 principal amount of notes.

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

In January 2018, Hong Kong Meisheng Cultural Company Limited (“Meisheng”) submitted to our Board of Directors a letter containing a non-binding proposal (“Expression of Interest”) expressing Meisheng’s interest in acquiring additional shares of our common stock for $2.95 per share. Upon completion of the transaction, Meisheng’s shareholdings and voting rights would increase to 51%. The proposal states that it is subject to due diligence, and that Meisheng intends to fund the transaction through a combination of existing cash on hand and/or other financing sources to the extent required for the restructuring or refinancing of our outstanding convertible senior notes. The Expression of Interest states that the transaction is subject to approval by Meisheng’s Board of Directors, shareholders and Chinese regulatory authorities. In October 2018, Meisheng reiterated its proposal to purchase sufficient newly issued shares of our common stock such that it would own 51% of our outstanding shares at a price per share of $2.95, subject to certain conditions. As part of its ongoing review of strategic alternatives, the Special Committee of the Board of Directors, comprised solely of independent directors, has authorized its advisors to engage in discussions and negotiations with Meisheng concerning the proposal, including matters relating to structure, timing, post-closing governance and matters relating to closing conditions including optimization of the post-transaction capital structure, the successful resolution of change in control provisions of key licensing agreements, and change in control and extension of maturities of our convertible senior notes and other indebtedness. Although there can be no assurance that agreements will be reached with respect to these matters, we and Meisheng are working together expeditiously to consider Meisheng’s proposal. As of December 31, 2018, Meisheng owned 18% of our outstanding common stock.

As disclosed on February 26, 2019 on Form 8-K, we believe that we are in the final stages of negotiations with Meisheng, an ad hoc group of holders (the "Ad Hoc Group") of the 4.875% convertible senior notes due 2020 (the "Notes") issued by us and Oasis Investments II Master Fund Ltd. ("Oasis") with respect to a $50.0 million equity infusion to be made by Meisheng resulting in Meisheng owning 51% of our outstanding shares. No executed and binding agreements (including any commitment letter, term sheet, or similar agreement) have been reached, however, with Meisheng, any member of the Ad Hoc Group, and any other holder of the Notes or Oasis. Based on the most recent negotiations with the Ad Hoc Group and Oasis, and discussions between us and Meisheng, we anticipate that the terms for the post-transaction capitalization will involve an exchange by participating noteholders of the Notes for new secured notes due 2024 (the "New Notes"), in the same amount as the outstanding principal of the exchanged Notes (together with accrued and unpaid interest), with interest at 8% per annum, and payment-in-kind interest of an additional 2.5% per annum, plus warrants for 15% of our outstanding shares at a nominal exercise price (which would provide anti-dilution protection under certain circumstances). It is anticipated that the holders of the New Notes would be granted a security interest in the same collateral that secures our existing revolving credit facility with Wells Fargo. In respect to the 3.25% convertible senior notes due 2020 (the "Oasis Notes") issued to Oasis on November 7, 2017 and July 26, 2018, the terms under discussion include amendment of the Oasis Notes to, among other things, extend their maturity to 2024, and provide for payment-in-kind interest of an additional 2.75% per annum. The foregoing is only a summary of the latest discussions and is not intended to be a complete description of all of the terms and conditions thereof, including the potential significant additional dilution that could occur as a result of the anti-dilution provisions contemplated by these transactions under certain circumstances. No assurance can be given that the ongoing discussions will result in consummation of a transaction with Meisheng, the holders of the Notes or Oasis, or that even if a transaction is consummated that its final terms will resemble the terms described above.
As of December 31, 2017 and December 31, 2018, we held cash and cash equivalents, including restricted cash, of $65.0 million and $58.2 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $52.8 million and $33.9 million as of December 31, 2017 and December 31, 2018, respectively. The cash and cash equivalents, including restricted cash balances in our foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which we expect would not be significant as of December 31, 2018.
Our primary sources of working capital are cash flows from operations and borrowings under our credit facility (see Note 11 - Credit Facilities in the accompanying notes to the consolidated financial statements for additional information).

Typically, cash flows from operations are impacted by the effect on sales of (1) the appeal of our products, (2) the success of our licensed brands, (3) the highly competitive conditions existing in the toy industry, (4) dependency on a limited set of large customers, and (5) general economic conditions. A downturn in any single factor or a combination of factors could have a material adverse impact upon our ability to generate sufficient cash flows to operate the business. In addition, our business and liquidity are dependent to a significant degree on our vendors and their financial health, as well as the ability to accurately forecast the demand for products. The loss of a key vendor, or material changes in support by them, or a significant variance in actual demand compared to the forecast, can have a material adverse impact on our cash flows and business. Given the conditions in the toy industry environment in general, vendors, including licensors, may seek further assurances or take actions to protect against non-payment of amounts due to them. Changes in this area could have a material adverse impact on our liquidity.

Cash and cash equivalents, including restricted cash, projected cash flow from operations and borrowings under our credit facility should be sufficient to meet working capital and capital expenditure requirements, for the next 12 months with certain mitigating plans described herein. In October 2018, we initiated a global restructuring program (“Corporate Restructuring”) to adapt our cost structure and overhead to the evolving retail landscape. We believe the Corporate Restructuring will generate savings of between $10.0 million and $15.0 million on an annualized basis. During the 2019 first quarter, we executed two amendments related to our credit facility with Wells Fargo. The first amendment allows us to factor our Hong Kong receivables due from a significant customer providing us with additional flexibility. The second amendment extends the maturity date of the credit facility from March 27, 2019 to September 27, 2019, which also effectively extends the GACP term loan to September 27, 2019. We are currently in the initial phases of negotiations to amend and extend the Wells Fargo credit facility on a longer term basis. As disclosed on February 26, 2019 on Form 8-K, we believe that we are in the final stages of negotiations with Meisheng with respect to a $50.0 million equity infusion and convertible debt extension transactions with an ad hoc group of holders (the “Ad Hoc Group”) of our June 2020 convertible senior notes (the “Notes”) and with Oasis Investments II Master Fund Ltd. ("Oasis"), the holder of our November 2020 convertible senior notes (together, the “Proposed Equity and Recapitalization Transactions”). As part of the Meisheng proposed equity purchase transaction, we would issue new shares of common stock to allow Meisheng to hold at least 51% of the issued and outstanding common stock, including a warrant to protect against certain dilutive events, in exchange for $50.0 million, excluding transaction related costs expected to be funded at or around closing. Based on the most recent negotiations with the Ad Hoc Group and Oasis, and discussions between us and Meisheng, we anticipate that the terms for the convertible debt extension transactions will involve an exchange by participating noteholders of the Notes for new secured notes due 2024 (the "New Notes"), in the same amount as the outstanding principal of the exchanged Notes (together with accrued and unpaid interest), with interest at 8% per annum, and payment-in-kind interest of an additional 2.5% per annum, plus warrants for 15% of our outstanding shares at a nominal exercise price (which would provide anti-dilution protection under certain circumstances). It is anticipated that the holders of the New Notes would be granted a security interest in the same collateral that secures our existing revolving credit facility with Wells Fargo. In respect to the 3.25% convertible senior notes due 2020 (the "Oasis Notes") issued to Oasis on November 7, 2017 and July 26, 2018, the terms under discussion include amendment of the Oasis Notes to, among other things, extend their maturity to 2024, and provide for payment-in-kind interest of an additional 2.75% per annum. We cannot make assurances that we will be able to close the aforementioned amendment to extend the credit facility on a longer term basis or that we will be able to execute and close the Proposed Equity and Recapitalization Transactions, or that we will have the financial resources required to obtain, or that the conditions of the capital markets will support any future debt or equity financings. In addition, our ability to fund operations and retire debt when due is dependent on a number of factors, some of which are beyond our control and/or inherently difficult to estimate, including our future operating performance and the factors mentioned above and included in “Risk Factors” in Item 1A of this Form 10-K. If we are unable to amend the credit facility to extend the term on a longer term basis and complete the Proposed Equity and Recapitalization Transactions, or secure another source of capital on commercially reasonable terms, we may be required to take additional measures, such as further reorganizations of our cost structure and adjusting inventory purchases and/or payment terms with suppliers, which could have a material adverse impact on our business, results of operations and financial condition.

As of December 31, 2018, off-balance sheet arrangements include letters of credit issued by Wells Fargo of $12.8 million.
During the last three fiscal years ending December 31, 2018, we do not believe that inflation has had a material impact on our net sales and on income from continuing operations.
Exchange Rates
Sales from our United States and Hong Kong operations are denominated in U.S. dollars and our manufacturing costs are denominated in either U.S. or Hong Kong dollars. Local sales (other than in Hong Kong) and operating expenses of our operations in Hong Kong, the United Kingdom, Germany, France, Canada, Mexico and China are denominated in local currency, thereby creating exposure to changes in exchange rates. Changes in the various exchange rates against the U.S. dollar may positively or negatively affect our operating results. The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to US$1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. We cannot assure you that the exchange rate between the United States and Hong Kong currencies will continue to be fixed or that exchange rate fluctuations between the United States and Hong Kong or all other currencies will not have a material adverse effect on our business, financial condition or results of operations.

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
Interest Rate Risk
As of December 31, 2018, we have outstanding convertible senior notes payable of $113.0 million principal amount due June 2020 with a fixed interest rate of 4.875% per annum, and $29.5 million principal amount due November 2020 with a fixed interest rate of 3.25% per annum if paid in cash. As the interest rates on the notes are at fixed rates, we are not generally subject to any direct risk of loss related to these notes arising from changes in interest rates.
Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility and term loan facility (see Note 11 - Credit Facility in the accompanying notes to the consolidated financial statements for additional information). Borrowings under the revolving credit facility bear interest at a variable rate based on Base Rate or LIBOR Rate at the option of the Company. For Base Rate loans, the interest rate is equal to a margin of 1.25% plus the highest of (i) the Federal Funds Rate plus a margin of 0.50%, (ii) the rate last quoted by The Wall Street Journal as the “Prime Rate,” or (iii) the sum of a LIBOR rate plus 1.00%. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin of 2.25%. Borrowings under the term loan bear interest at LIBOR plus 9% per annum. Borrowings under the revolving credit facility and term loan are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the year ended December 31, 2018, the maximum amount borrowed under the revolving credit facility was $7.5 million and the average amount of borrowings outstanding was $2.3 million. As of December 31, 2018, the amount of total borrowings outstanding under the revolving credit facility and term loan was $7.5 million and $20.0 million, respectively. If the prevailing market interest rates relative to the term loan and credit facility borrowings increased by 10%, our interest expense during the period ended December 31, 2018 would have increased by approximately $0.1 million.
Foreign Currency Risk
We have wholly-owned subsidiaries in Hong Kong, China, the United Kingdom, Germany, France, Canada and Mexico. Sales are generally made by these operations on FOB China or Hong Kong terms and are denominated in U.S. dollars. However, purchases of inventory and Hong Kong operating expenses are typically denominated in Hong Kong dollars and local operating expenses in the United Kingdom, Germany, France, Canada, Mexico and China are denominated in local currency, thereby creating exposure to changes in exchange rates. Changes in the U.S. dollar exchange rates may positively or negatively affect our gross margins, operating income and retained earnings. The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to US$1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. We do not believe that near-term changes in these exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows. Therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of these foreign currencies.

Item 8.  Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
JAKKS Pacific, Inc.
Santa Monica, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of JAKKS Pacific, Inc. (the “Company") and subsidiaries as of December 31, 2018 and 2017 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 18, 2019 expressed an unqualified opinion thereon.
Change in Accounting Method Related to Revenue
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue during the year ended December 31, 2018 due to the adoption of the Accounting Standards Codification 606, “Revenue from Contracts with Customers.”
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
Los Angeles, California
March 18, 2019

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2018
	(In thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$64,977	$53,282
Restricted cash	—	4,923
Accounts receivable, net of allowance for doubtful accounts of $10,940 and $2,149 in 2017 and 2018, respectively	142,457	122,278
Inventory	58,432	53,880
Prepaid expenses and other current assets	16,803	15,780
Total current assets	282,669	250,143
Property and equipment
Office furniture and equipment	15,043	11,999
Molds and tooling	115,378	108,315
Leasehold improvements	10,936	7,735
Total	141,357	128,049
Less accumulated depreciation and amortization	118,130	107,147
Property and equipment, net	23,227	20,902
Intangible assets, net	22,190	17,312
Other long term assets	6,579	19,101
Goodwill	35,384	35,083
Trademarks	300	300
Total assets	$370,349	$342,841
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$49,916	$57,574
Accrued expenses	42,145	29,914
Reserve for sales returns and allowances	17,622	29,403
Short term debt, net	5,000	27,211
Convertible senior notes, net	21,075	—
Total current liabilities	135,758	144,102
Convertible senior notes, net	133,497	139,792
Other liabilities	4,537	4,409
Income taxes payable	1,261	1,458
Deferred income tax liability, net	783	1,431
Total liabilities	275,836	291,192
Stockholders’ equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 26,957,354 and 29,169,913 shares issued and outstanding in 2017 and 2018, respectively	27	30
Treasury stock, at cost; 3,112,840 shares	(24,000)	(24,000)
Additional paid-in capital	215,809	218,155
Accumulated deficit	(85,233)	(127,601)
Accumulated other comprehensive loss	(13,059)	(15,847)
Total JAKKS Pacific, Inc. stockholders’ equity	93,544	50,737
Non-controlling interests	969	912
Total stockholders’ equity	94,513	51,649
Total liabilities and stockholders’ equity	$370,349	$342,841
See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2017	2018
	(In thousands, except per share amounts)
Net sales	$706,603	$613,111	$567,810
Cost of sales	483,582	457,430	412,094
Gross profit	223,021	155,681	155,716
Selling, general and administrative expenses	205,915	205,223	185,142
Goodwill and other intangibles impairment	—	13,536	—
Restructuring charge	—	1,080	1,114
Acquisition related and other	—	—	1,633
Income (loss) from operations	17,106	(64,158)	(32,173)
Income from joint ventures	889	105	227
Other income (expense), net	305	342	152
Loss on extinguishment of convertible senior notes	—	(611)	(453)
Change in fair value of convertible senior notes	—	(308)	2,948
Write-off of investment in DreamPlay, LLC	—	(7,000)	—
Interest income	51	37	68
Interest expense	(12,975)	(9,829)	(10,243)
Income (loss) before provision for income taxes	5,376	(81,422)	(39,474)
Provision for income taxes	4,127	1,606	2,951
Net income (loss)	1,249	(83,028)	(42,425)
Net income (loss) attributable to non-controlling interests	6	57	(57)
Net income (loss) attributable to JAKKS Pacific, Inc.	$1,243	$(83,085)	$(42,368)
Basic earnings (loss) per share	$0.08	$(3.89)	$(1.83)
Basic weighted number of shares	16,542	21,341	23,104
Diluted earnings (loss) per share	$0.07	$(3.89)	$(1.83)
Diluted weighted number of shares	16,665	21,341	23,104
See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2016	2017	2018
	(In thousands)
Net income (loss)	$1,249	$(83,028)	$(42,425)
Other comprehensive income (loss):
Foreign currency translation adjustment	(7,156)	4,148	(2,788)
Comprehensive loss	(5,907)	(78,880)	(45,213)
Less: Comprehensive income (loss) attributable to non-controlling interests	6	57	(57)
Comprehensive loss attributable to JAKKS Pacific, Inc.	$(5,913)	$(78,937)	$(45,156)
See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018
(In thousands)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	JAKKS Pacific, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
	Number of Shares	Amount
Balance, January 1, 2016	21,154	$20	$(28,322)	$194,744	$(3,391)	$(10,051)	$153,000	$406	$153,406
Contributions from non-controlling interests	—	—	—	—	—	—	—	500	500
Restricted stock grants	65	1	—	1,620	—	—	1,621	—	1,621
Retirement of restricted stock	(25)	—	—	—	—	—	—	—	—
Repurchase of common stock	(1,766)	—	(13,506)	—	—	—	(13,506)	—	(13,506)
Repurchase of common stock for employee tax withholding	(51)	—	—	(1,462)	—	—	(1,462)	—	(1,462)
Retirement of treasury stock	—	(2)	17,828	(17,826)	—	—	—	—	—
Excess tax benefit on vesting of restricted stock	—	—	—	548	—	—	548	—	548
Net income	—	—	—	—	1,243	—	1,243	6	1,249
Foreign currency translation adjustment	—	—	—	—	—	(7,156)	(7,156)	—	(7,156)
Balance, December 31, 2016	19,377	19	(24,000)	177,624	(2,148)	(17,207)	134,288	912	135,200
Restricted stock grants	981	1	—	3,111	—	—	3,112	—	3,112
Retirement of restricted stock	(9)	—	—	—	—	—	—	—	—
Shares issued in exchange for convertible senior notes	2,977	3	—	15,521	—	—	15,524	—	15,524
Repurchase of common stock for employee tax withholding	(30)	—	—	(79)	—	—	(79)	—	(79)
Issuance of common stock to Hong Kong Meisheng Cultural Company Limited	3,661	4	—	19,307	—	—	19,311	—	19,311
Adjustment to additional paid in capital	—	—	—	325	—	—	325	—	325
Net income (loss)	—	—	—	—	(83,085)	—	(83,085)	57	(83,028)
Foreign currency translation adjustment	—	—	—	—	—	4,148	4,148	—	4,148
Balance, December 31, 2017	26,957	27	(24,000)	215,809	(85,233)	(13,059)	93,544	969	94,513
Restricted stock grants	2,255	3	—	2,431	—	—	2,434	—	2,434
Repurchase of common stock for employee tax withholding	(42)	—	—	(85)	—	—	(85)	—	(85)
Net loss	—	—	—	—	(42,368)	—	(42,368)	(57)	(42,425)
Foreign currency translation adjustment	—	—	—	—	—	(2,788)	(2,788)	—	(2,788)
Balance, December 31, 2018	29,170	$30	$(24,000)	$218,155	$(127,601)	$(15,847)	$50,737	$912	$51,649
See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2017	2018
	(In thousands)
Cash flows from operating activities
Net income (loss)	$1,249	$(83,028)	$(42,425)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	—	11,803	9,586
Depreciation and amortization	22,944	21,003	17,081
Write-off and amortization of debt issuance costs	2,542	1,990	1,800
Share-based compensation expense	1,621	3,112	2,434
(Gain) loss on disposal of property and equipment	17	(71)	(96)
Intangibles impairment	—	5,248	—
Write-off of investment in DreamPlay, LLC	—	7,000	—
Goodwill impairment	—	8,288	—
(Gain) loss on extinguishment of convertible senior notes	(98)	611	453
Deferred income taxes	(259)	(1,251)	210
Change in fair value of convertible senior notes	—	308	(2,948)
Changes in operating assets and liabilities:
Accounts receivable	(10,212)	19,339	10,593
Inventory	(14,891)	17,003	4,552
Prepaid expenses and other assets	38,031	(2,825)	(11,000)
Accounts payable	10,558	(380)	9,517
Accrued expenses	(12,767)	3,500	(12,231)
Reserve for sales returns and allowances	(843)	1,198	11,781
Income taxes payable	(21,018)	(987)	197
Other liabilities	(151)	(467)	(128)
Total adjustments	15,474	94,422	41,801
Net cash provided by (used in) operating activities	16,723	11,394	(624)
Cash flows from investing activities
Purchases of property and equipment	(14,765)	(14,928)	(11,770)
Proceeds from sale of property and equipment	—	145	128
Cash paid for intangible assets	(300)	—	—
Net cash used in investing activities	(15,065)	(14,783)	(11,642)
Cash flows from financing activities
Repurchase of common stock	(13,506)	—	—
Repurchase of common stock for employee tax withholding	(1,462)	(79)	(85)
Net proceeds from credit facility borrowings	10,000	—	—
Retirement of convertible senior notes	—	—	(13,178)
Repayment of credit facility borrowings	—	(5,000)	(5,000)
Repurchase of convertible senior notes	(8,035)	(35,614)	—
Deferred issuance costs	—	—	(1,256)
Proceeds from term loan facility	—	—	20,000
Proceeds from credit facility borrowings	—	—	7,500
Proceeds from issuance of common shares of non-controlling interests	500	—	—
Proceeds from issuance of common stock	—	19,311	—
Excess tax benefit from share-based compensation	548	—	—
Net cash provided by (used in) financing activities	(11,955)	(21,382)	7,981
Net decrease in cash, cash equivalents and restricted cash	(10,297)	(24,771)	(4,285)
Effect of foreign currency translation	(6,167)	3,684	(2,487)
Cash, cash equivalents and restricted cash, beginning of year	102,528	86,064	64,977
Cash, cash equivalents and restricted cash, end of year	$86,064	$64,977	$58,205
Cash paid during the period for:
Interest	$9,855	$8,778	$9,446
Income taxes	$2,165	$4,076	$2,096
As of December 31, 2016, there was $6.6 million of property and equipment included in accounts payable. As of December 31, 2017, there was $5.2 million of property and equipment included in accounts payable. As of December 31, 2018, there was $3.3 million of property and equipment included in accounts payable.
See Notes 4, 5 and 19 for additional supplemental information to consolidated statements of cash flows.
See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018
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
Restricted cash
Restricted cash consists primarily of a Wells Fargo collateral account established to cover the excess Wells Fargo borrowing base availability shortfall and a cash collateral account to cover a guarantee bond.
Accounts Receivable and Allowance for Doubtful Accounts
Credit is granted to customers on an unsecured basis. Credit limits and payment terms are established based on evaluations made on an ongoing basis throughout the fiscal year of the financial performance, cash generation, financing availability, and liquidity status of each customer. Customers are reviewed at least annually, with more frequent reviews performed as necessary, depending upon the customer’s financial condition and the level of credit being extended. For customers who are experiencing financial difficulties, management performs additional financial analyses before shipping to those customers on credit. The Company uses a variety of financial arrangements to ensure collectability of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment.
The Company records an allowance for doubtful accounts based upon management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging, customer disputes and the collectability of specific customer accounts.

Use of estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual future results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable and sales allowances, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, and contingent liabilities, among others. The Company bases its estimates on assumptions, both historical and forward looking, that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Revenue recognition for 2018
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

The Company disaggregates its revenues from contracts with customers by reporting segment: U.S. and Canada, International, and Halloween. The Company further disaggregates revenues by major geographic region. See Note 3 —Business Segments, Geographic Data, Sales by Product Group and Major Customers for further information.

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

The Company also participates in cooperative advertising arrangements with some customers, whereby it allows a discount from invoiced product amounts in exchange for customer purchased advertising that features the Company’s products. Generally, these allowances range from 1% to 20% of gross sales, and are generally based upon product purchases or specific advertising campaigns. Such allowances are accrued when the related revenue is recognized. These cooperative advertising arrangements provide a distinct benefit at fair value, and are accounted for as direct selling expenses.

Sales commissions are expensed when incurred as the related revenue is recognized at a point in time and therefore the amortization period is less than 1 year. As a result these costs are recorded as direct selling expenses, as incurred.

Shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred.

The Company’s reserve for sales returns and allowances amounted to $17.6 million as of December 31, 2017 and $29.4 million as of December 31, 2018.

Revenue recognition for 2016 and 2017
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
The following table summarizes the Company’s financial asset and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2018 (in thousands):

	Carrying Amount as of December 31, 2017	Fair Value Measurements As of December 31, 2017
		Level 1	Level 2	Level 3
Cash equivalents	$13,718	$13,718	$—	$—
3.25% Convertible senior notes due in 2020	22,469	—	—	22,469

	Carrying Amount as of December 31, 2018	Fair Value Measurements As of December 31, 2018
		Level 1	Level 2	Level 3
Cash equivalents	$—	$—	$—	$—
3.25% Convertible senior notes due in 2020	27,974	—	—	27,974

The following table provides a reconciliation of the beginning and ending balances of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Year ended December 31,
	2017	2018
Balance at January 1,	$—	$22,469
Issuance of 3.25% convertible senior notes	21,550	8,000
Loss on extinguishment of convertible senior notes	611	453
Change in fair value	308	(2,948)
Balance at December 31,	$22,469	$27,974
The Company’s accounts receivable, accounts payable and accrued expenses represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of fair value.
In August 2017, the Company agreed with Oasis Management and Oasis Investments II Master Fund Ltd., (collectively "Oasis") the holder of approximately $21.5 million face amount of its 4.25% convertible senior notes due in 2018 (“2018 Notes”), to exchange and extend the maturity date of these notes to November 1, 2020. In addition, the interest rate was reduced to 3.25% per annum and the conversion rate was increased to 328.0302 shares of the Company’s common stock per $1,000 principal amount of notes, among other things. These notes are hereafter referred to as the “3.25% convertible senior notes due in 2020” or “3.25% 2020 Notes.” After execution of a definitive agreement and final approval by the other members of the Company’s Board of Directors and Oasis’ Investment Committee, the transaction closed on November 7, 2017. On July 26, 2018, the Company closed a transaction with Oasis to exchange $8.0 million face amount of the 4.25% convertible senior notes due in August 2018 with convertible senior notes similar to those issued to Oasis in November 2017. The new notes mature on November 1, 2020, accrue interest at an annual rate of 3.25% and are convertible into shares of the Company’s common stock at a rate of 322.2688 shares per $1,000 principal amount of the new notes. The conversion price of the 3.25% 2020 Notes reset on November 1, 2018 to $2.54 per share and the conversion rate was increased to 393.7008 of the Company's common stock per $1,000 principal amount of notes.
In connection with these transactions, the Company elected the fair value option of measurement for the 3.25% 2020 Notes under ASC 815, Derivatives and Hedging. As a result, these notes are re-measured each reporting period using Level 3 inputs (Monte Carlo simulation model and inputs for stock price, risk-free rate and volatility), with changes in fair value reflected in current period earnings in our consolidated statements of operations. At December 31, 2018, the 3.25% 2020 Notes had a fair value of $28.0 million.
The fair value of the 4.875% convertible senior notes due 2020 as of December 31, 2017 and 2018 was $89.7 million and $93.2 million, respectively, based upon the most recent quoted market prices. The fair values of the convertible senior notes are considered to be Level 3 measurements on the fair value hierarchy.
Inventory
Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs and in-bound freight and duty, is valued at the lower of cost (first-in, first-out) or market, net of inventory obsolescence reserve, and consists of the following (in thousands):

	December 31,
	2017	2018
Raw materials	$477	$311
Finished goods	57,955	53,569
	$58,432	$53,880
As of December 31, 2017 and 2018, the inventory obsolescence reserve was $14.4 million and $12.8 million, respectively.

Property and equipment
Property and equipment are stated at cost and are being depreciated using the straight-line method over their estimated useful lives as follows:

Office equipment	5 years
Automobiles	5 years
Furniture and fixtures	5 - 7 years
Leasehold improvements	Shorter of length of lease or 10 years
During interim reporting periods, the Company uses the usage method as its depreciation methodology for molds and tools used in the manufacturing of its products, which is more closely correlated to the production of goods as it follows the seasonality of sales. The Company believes that the usage method more accurately matches costs with revenues. From a full-year perspective, the depreciation methodology follows the straight-line method, based on the estimated useful life of molds and tools of three years. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively. The carrying value of property and equipment is reviewed when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No impairment charges were recorded for the years ended December 31, 2016, 2017 and 2018.
For the years ended December 31, 2016, 2017 and 2018, the Company’s aggregate depreciation expense related to property and equipment was $13.9 million, $13.0 million and $12.2 million, respectively.
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
Advertising
Production costs of commercials and programming are charged to operations in the period during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the period incurred. Advertising expense for the years ended December 31, 2016, 2017 and 2018, was approximately $20.1 million, $10.8 million and $13.7 million, respectively. See also Revenue Recognition regarding cooperative advertising arrangements.
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
The Company recognizes net deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability.

Foreign Currency Translation Exposure
The Company’s reporting currency is the U.S. dollar. The translation of its net investment in subsidiaries with non-U.S. dollar functional currencies subjects the Company to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at year-end exchange rates. Income, expense and cash flow items are translated at average exchange rates prevailing during the year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The Company’s primary currency translation exposures in 2016, 2017 and 2018 were related to its net investment in entities having functional currencies denominated in the Hong Kong dollar, British pound, Canadian dollar, Chinese yuan, Mexican peso and the Euro.
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
The carrying value of goodwill and trademarks is based upon cost, which is subject to management’s current assessment of fair value. Management evaluates fair value recoverability using both objective and subjective factors. Objective factors include cash flows and analysis of recent sales and earnings trends. Subjective factors include management’s best estimates of projected future earnings and competitive analysis and the Company’s strategic focus.
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

Earnings per share
The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings per share (“EPS”) for the periods presented (in thousands, except per share data):

	2016
	Income	Weighted Average Shares	Per Share
Basic EPS
Income available to common stockholders	$1,243	16,542	$0.08
Effect of dilutive securities:
Assumed conversion of convertible senior notes	—	—
Options and warrants	—	—
Unvested performance stock grants	—	—
Unvested restricted stock grants	—	123
Diluted EPS
Income available to common stockholders plus assumed exercises and conversion	$1,243	16,665	$0.07

2017
	Loss	Weighted Average Shares	Per Share
Basic EPS
Loss attributable to common stockholders	$(83,085)	21,341	$(3.89)
Effect of dilutive securities:
Assumed conversion of convertible senior notes	—	—
Options and warrants	—	—
Unvested performance stock grants	—	—
Unvested restricted stock grants	—	—
Diluted EPS
Loss attributable to common stockholders plus assumed exercises and conversion	$(83,085)	21,341	$(3.89)

2018
	Loss	Weighted Average Shares	Per Share
Basic EPS
Loss attributable to common stockholders	$(42,368)	23,104	$(1.83)
Effect of dilutive securities:
Assumed conversion of convertible senior notes	—	—
Options and warrants	—	—
Unvested performance stock grants	—	—
Unvested restricted stock grants	—	—
Diluted EPS
Loss attributable to common stockholders plus assumed exercises and conversion	$(42,368)	23,104	$(1.83)

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of warrants, options and convertible debt to the extent they are dilutive). For the years ended December 31, 2016, 2017 and 2018, the convertible senior notes interest and related weighted common share equivalent of 23,004,916, 18,272,906 and 21,606,816, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive. Potentially dilutive stock options and warrants of 1,500,000, 1,062,500 and nil for the years ended December 31, 2016, 2017 and 2018, respectively, were excluded from the computation of diluted earnings per share since they would have been anti-dilutive. Potentially dilutive restricted stock and units of 262,510, 312,663, and 1,130,233 for each of the years ended December 31, 2016, 2017 and 2018, respectively, were excluded from the computation of diluted earnings per share since they would have been anti-dilutive.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in ASC 605, (Topic 605), and most industry-specific guidance. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers - Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, and interim periods therein. In 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Identifying Performance Obligations and Licensing,” and ASU 2016-12, “Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients.” Entities have the choice to adopt these updates using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of these standards recognized at the date of the adoption.

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

There is no impact to the Company’s consolidated financial statements resulting from the adoption of Topic 606 as the timing and measurement of revenue remained consistent with Topic 605, although the Company’s approach to revenue recognition is now based on the transfer of control. Further, there is no difference in the amounts of the revenue and cost of sales reported in the Company’s consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2018 that were recognized pursuant to Topic 606 and those that would have been reported pursuant to Topic 605.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” (“ASU 2016-01”). The new guidance is intended to improve the recognition and measurement of financial instruments. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Entities can either select a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements (“comparative method”), or alternatively apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (“effective date method”). The Company adopted this standard on January 1, 2019 under the effective date method. The Company expects the adoption of this Standard will have a significant impact on its consolidated balance sheets. The most significant changes relate to the recognition of new right-of-use assets and lease liabilities on the balance sheet for operating leases. The Company expects the right of use asset will be the present value of the remaining lease payments as noted in Note 14 - Leases. The recognition of lease expense is expected to be similar to the Company’s current methodology. The accounting for finance leases will remain substantially unchanged.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory.” The amendments in this ASU reduce the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting,” which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In January 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which gives entities the option to reclassify to retained earnings the tax effects resulting from the Act related to items in Accumulated Other Comprehensive Income (“AOCI”) that the FASB refers to as having been stranded in AOCI. The new guidance may be applied retrospectively to each period in which the effect of the U.S. Tax Cuts and Jobs Act ("the Act") is recognized in the period of adoption. The Company could adopt this guidance for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued or made available for issuance, including the period the Act was enacted. The guidance, when adopted, will require new disclosures regarding a company’s accounting policy for releasing the tax effects in AOCI and permit the company the option to reclassify to retained earnings the tax effects resulting from the Act that are stranded in AOCI. The Company adopted this guidance on January 1, 2019 and the impact was not material.

In March 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which made targeted improvements to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

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

In October 2018, the FASB issued ASU 2018-17, "Consolidation: Targeted Improvements to Related Party Guidance for Variable Interest Entities", which improves the accounting for variable interest entities by considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. This new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments are required to be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of this new standard on its consolidated financial statements.

In January 2019, the FASB issued ASU 2019-11, "Leases (Topic 842): Codification Improvements,” which requires an entity (a lessee or lessor) to provide transition disclosures under Topic 250 upon adoption of Topic 842. This new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of this new standard on its consolidated financial statements.
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
Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts as of December 31, 2017 and 2018 and for the three years in the period ended December 31, 2018 are as follows (in thousands):

	Year Ended December 31,
	2016	2017	2018
Net Sales
U.S. and Canada	$478,595	$406,411	$364,313
International	131,229	107,231	101,873
Halloween	96,779	99,469	101,624
	$706,603	$613,111	$567,810

	Year Ended December 31,
	2016	2017	2018
Income (Loss) from Operations
U.S. and Canada	$17,434	$(35,720)	$(11,693)
International	4,360	(13,184)	(8,706)
Halloween	(4,688)	(15,254)	(11,774)
	$17,106	$(64,158)	$(32,173)

	Year Ended December 31,
	2016	2017	2018
Depreciation and Amortization Expense
U.S. and Canada	$16,817	$15,286	$12,553
International	4,549	4,079	3,449
Halloween	1,578	1,638	1,079
	$22,944	$21,003	$17,081

	December 31,
	2017	2018
Assets
U.S. and Canada	$229,505	$223,877
International	106,255	108,669
Halloween	34,589	10,295
	$370,349	$342,841

Net revenues are categorized based upon location of the customer, while long-lived assets are categorized based upon the location of the Company’s assets. Tools, dies and molds represent a substantial portion of the long-lived assets included in the United States with a net book value of $17.0 million in 2017 and $15.8 million in 2018 and substantially all of these assets are located in China. The following tables present information about the Company by geographic area as of December 31, 2017 and 2018 and for each of the three years in the period ended December 31, 2018 (in thousands):

	December 31,
	2017	2018
Long-lived Assets
China	$17,194	$15,825
United States	5,755	4,920
Hong Kong	278	157
	$23,227	$20,902

	Year Ended December 31,
	2016	2017	2018
Net Sales by Customer Area
United States	$544,096	$479,133	$439,979
Europe	92,811	71,094	69,647
Canada	26,947	21,882	21,923
Hong Kong	2,012	1,064	1,952
Other	40,737	39,938	34,309
	$706,603	$613,111	$567,810
Major Customers
Net sales to major customers were as follows (in thousands, except for percentages):

	2016		2017		2018
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Wal-Mart	$186,894	26.5%	$156,436	25.5%	$143,587	25.3%
Target	110,233	15.6	108,799	17.8	122,141	21.5
Toys "R" Us	90,568	12.8	69,508	11.3	*	*
	$387,695	54.9%	$334,743	54.6%	$265,728	46.8%
* Sales to Toys "R" Us in the applicable periods were less than 10% of total net sales.
No other customer accounted for more than 10% of the Company's total net sales.
As of December 31, 2017 and 2018, the Company’s three largest customers accounted for approximately 60.6% and 61.4%, respectively, of net accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses. For the years ended December 31, 2017 and 2018, the Company recorded bad debt expense of $11.8 million and $9.6 million, respectively, primarily due to the bankruptcy and liquidation of Toys "R" Us.

Note 4—Joint Ventures
The Company owns a fifty percent interest in a joint venture (“Pacific Animation Partners”) with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company. The joint venture was created to develop and produce a boys’ animated television show, which it licensed worldwide for television broadcast as well as consumer products. The Company produced toys based upon the television program under a license from the joint venture which also licensed certain other merchandising rights to third parties. The joint venture completed and delivered 65 episodes of the show, which began airing in February 2012, and has since ceased production of the television show. For the years ended December 31, 2016, 2017 and 2018, the Company recognized income from the joint venture of $0.7 million, $16,000 and $22,000, respectively.
As of December 31, 2017 and 2018, the balance of the investment in the Pacific Animation Partners joint venture is nil.
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
In November 2014, the Company entered into a joint venture with Meisheng Culture & Creative Corp., for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the income (loss) from the joint venture for the year ended December 31, 2016, 2017 and 2018 was $6,000, $57,000 and ($57,000), respectively.
In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited (“Meisheng”), a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp., for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng Culture & Creative Corp. will oversee through the Company’s existing distribution joint venture. The results of operations of the joint venture are consolidated with the Company’s results. The non-controlling interest’s share of the loss from the joint venture for year ended December 31, 2017 and 2018 was nil. As of December 31, 2018, Meisheng beneficially owns more than 10% of the Company’s outstanding common stock.
Note 5—Business Combinations
In October 2016, the Company acquired the operating assets of C’est Moi with its performance makeup and youth skincare product lines for $0.3 million to further enhance its existing product lines and to continue diversification into other consumer products categories. The Company launched a full line of makeup and skincare products branded under the C’est Moi name in the U.S. to a limited number of retail customers in 2018. The Company’s investment in C’est Moi is included in trademarks in our consolidated financial statements (See Note 7).

Note 6—Goodwill
The changes in the carrying amount of goodwill by reporting unit for the years ended December 31, 2017 and 2018 are as follows (in thousands):

	U.S. and Canada	International	Halloween	Total
Balance, January 1, 2017:
Goodwill	$29,540	$11,455	$2,213	$43,208
Adjustments to goodwill for foreign currency translation	317	125	22	464
Impairment	(6,053)	—	(2,235)	(8,288)
Balance December 31, 2017:	23,804	11,580	—	35,384
Adjustments to goodwill for foreign currency translation	(203)	(98)	—	(301)
Balance December 31, 2018:	$23,601	$11,482	$—	$35,083
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

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, on an interim basis, if certain events or circumstances indicate that an impairment loss may have been incurred. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. Based on the Company’s April 1, 2017 annual assessment, it was determined that the fair values of its reporting units were not less than the carrying amounts. Based on several factors that occurred during the quarter ended September 31, 2017, the Company determined the fair value of its reporting units should be retested for potential impairment. As a result of the retesting performed, a charge of $8.3 million for goodwill impairment was recorded for the year ended December 31, 2017. The valuation process included a combination of a guideline public company method and a discounted cash flow method using Level 3 inputs. Based on several factors that occurred during the quarter ended March 31, 2018, the Company determined the fair value of its reporting units should be retested for potential impairment. As a result of the retesting performed, no goodwill impairment was determined to have occurred for the three months ended March 31, 2018. Based on the Company’s April 1, 2018 annual assessment, it was determined that the fair values of its reporting units were not less than the carrying amounts. Also, no goodwill impairment was determined to have occurred for the year ended December 31, 2018.

Note 7—Intangible Assets Other Than Goodwill
Intangible assets other than goodwill consist primarily of licenses, product lines, customer relationships and trademarks. Amortized intangible assets are included in intangibles in the accompanying consolidated balance sheets. Trademarks are disclosed separately in the accompanying consolidated balance sheets. Intangible assets are as follows (in thousands, except for weighted useful lives):

		December 31, 2017			December 31, 2018
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)
Amortized Intangible Assets:
Licenses	5.81	$20,130	$(18,620)	$1,510	$20,130	$(19,383)	$747
Product lines	10.36	33,858	(13,178)	20,680	33,858	(17,293)	16,565
Customer relationships	4.90	3,152	(3,152)	—	3,152	(3,152)	—
Trade names	5.00	3,000	(3,000)	—	3,000	(3,000)	—
Non-compete agreements	5.00	200	(200)	—	200	(200)	—
Total amortized intangible assets		$60,340	$(38,150)	$22,190	$60,340	$(43,028)	$17,312
Unamortized Intangible Assets:
Trademarks		$300	$—	$300	$300	$—	$300
In 2017, the Company recorded impairment charges of $2.9 million to write off the remaining unamortized technology rights related to DreamPlay, LLC which were included in product lines, and $2.3 million to write down several underutilized trademarks and trade names that were determined to have no value. No impairment charges were recorded for the year ended December 31, 2018.
For the years ended December 31, 2016, 2017 and 2018, the Company’s aggregate amortization expense related to intangible assets was $8.8 million, $8.0 million and $4.9 million, respectively. The Company currently estimates continuing future amortization expense to be approximately (in thousands):

2019	$4,747
2020	4,284
2021	4,141
2022	4,140
$17,312
Note 8—Concentration of Credit Risk
Financial instruments that subject the Company to concentration of credit risk are cash and cash equivalents and accounts receivable. Cash equivalents consist principally of short-term money market funds. These instruments are short-term in nature and bear minimal risk.
The Company performs ongoing credit evaluations of its customers’ financial conditions, but does not require collateral to support domestic customer accounts receivable. For goods shipped FOB Hong Kong or China, the Company may require irrevocable letters of credit from the customer or purchase various forms of credit insurance.

Note 9—Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2017	2018
Royalties	$17,854	$10,245
Inventory liabilities	5,943	7,084
Salaries and employee benefits	4,064	2,891
Professional fees	1,376	1,671
Bonuses	1,914	1,152
Goods in transit	1,669	1,072
Interest expense	1,398	878
Unearned revenue	3,924	561
Sales commissions	663	398
Other	3,340	3,962
	$42,145	$29,914
In addition to royalties currently payable on the sale of licensed products during the year, the Company records a liability as accrued royalties for the estimated shortfall in achieving minimum royalty guarantees pursuant to certain license agreements (Note 16).
Note 10—Related Party Transactions
A director of the Company is a partner in a law firm that acts as counsel to the Company. The Company incurred legal fees and expenses to the law firm in the amount of approximately $3.2 million in 2016, $2.2 million in 2017 and $1.3 million in 2018. As of December 31, 2017 and 2018, legal fees and reimbursable expenses of $0.5 million and $0.2 million, respectively, were payable to this law firm.
The owner of NantWorks, the Company’s DreamPlay Toys joint venture partner, beneficially owns 8.5% of the Company’s outstanding common stock. Pursuant to the joint venture agreements, the Company is obligated to pay NantWorks a preferred return on joint venture sales. This agreement expired on September 30, 2018.
For the years ended December 31, 2016, 2017 and 2018, preferred returns earned and payable to NantWorks were nil. Pursuant to the amended Toy Services Agreement, NantWorks is entitled to receive a renewal fee in the amount $1.2 million payable in installments of $0.8 million paid on the effective date of the renewal in 2015 and $0.2 million on or before each of August 1, 2016 and 2017. As of December 31, 2017 and 2018, the Company's receivable balance from NantWorks was nil. In addition, the Company previously leased office space from NantWorks. Rent expense, including common area maintenance and parking, for the years ended December 31, 2016, 2017 and 2018 was nil.
In November 2014, the Company entered into a joint venture with Meisheng Cultural & Creative Corp., Ltd., for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the income (loss) from the joint venture for the years ended 2016, 2017 and 2018 was $6,000, $57,000 and ($57,000), respectively.

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited (“Meisheng”), a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp, for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng Culture & Creative Corp. will oversee through the Company’s existing distribution joint venture. The non-controlling interest’s share of the loss from the joint venture for the year ended December 31, 2018 was nil. As of December 31, 2018, Meisheng beneficially owns more than 10% of the Company’s outstanding common stock.
In March 2017, the Company entered into an agreement to issue 3,660,891 shares of its common stock at an aggregate price of $19.3 million to a Hong Kong affiliate of its China joint venture partner. After their shareholder and China regulatory approval, the transaction closed on April 27, 2017. Upon the closing, the Company added a representative of Meisheng Culture & Creative Corp as a non-employee director and issued 13,319 shares of restricted stock at a value of $0.1 million, which vested in January 2018. In 2018, the Company issued 41,580 shares of restricted stock at a value of $0.1 million to the non-employee director, which vested in January 2019.
Meisheng also serves as a significant manufacturer of the Company. For the years ended December 31, 2017 and 2018, the Company made inventory-related payments to Meisheng of approximately $35.1 million and $36.2 million, respectively. As of December 31, 2017 and 2018, amounts due Meisheng for inventory received by the Company, but not paid totaled $3.3 million and $3.6 million, respectively.
A director of the Company is a portfolio manager at Oasis Management. In August 2017, the Company agreed with Oasis Management and Oasis Investments II Master Fund Ltd., the holder of approximately $21.5 million face amount of its 4.25% convertible senior notes due in 2018, to exchange and extend the maturity date of these notes to November 1, 2020. The transaction closed on November 7, 2017. In July 2018, the Company closed a transaction with Oasis Management and Oasis Investments II Master Fund Ltd., to exchange $8.0 million face amount of the 4.25% convertible senior notes due in August 2018 with convertible senior notes similar to those issued in November 2017 (see Note 12).

Note 11—Credit Facilities
Credit facilities consist of the following (in thousands):

	December 31, 2017			December 31, 2018
	Principal Amount	Debt Issuance Costs	Net Amount	Principal Amount	Debt Issuance Costs	Net Amount
Wells Fargo credit facility	$5,000	$—	$5,000	$7,500	$—	$7,500
Great American Capital Partners term loan	—	—	—	20,000	289	19,711
Total credit facilities, net of debt issuance costs	$5,000	$—	$5,000	$27,500	$289	$27,211
Wells Fargo

In March 2014, the Company and its domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (“GECC”). The Credit Facility, as amended and subsequently assigned to Wells Fargo Bank, N.A. (“Wells Fargo”) pursuant to its acquisition of GECC, provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain domestic accounts receivable and inventory amounts used to compute the borrowing base (the “Credit Facility”). The Credit Facility includes a sub-limit of up to $35.0 million for the issuance of letters of credit. The amounts outstanding under the Credit Facility, as amended, are payable in full upon maturity of the facility on March 27, 2019, except that the Credit Facility would mature on June 15, 2018 if the Company does not refinance or extend the maturity of the convertible senior notes that mature in 2018, provided that any such refinancing or extension shall have a maturity date that is no sooner than six months after the stated maturity of the Credit Facility (i.e., on or about September 27, 2019). On June 14, 2018, the Company entered into a Term Loan Agreement with Great American Capital Partners to provide the necessary capital to refinance the 2018 convertible senior notes (see additional details regarding the Term Loan Agreement below). In addition, on June 14, 2018, the Company revised certain of the Credit Facility documents (and entered into new ones) so that certain of its Hong Kong based subsidiaries became additional parties to the Credit Facility. As a result, the receivables of these subsidiaries can now be included in the borrowing base computation, subject to certain limitations, thereby effectively increasing the amount of funds the Company can borrow under the Credit Facility. Any additional borrowings under the Credit Facility will be used for general working capital purposes. On February 25, 2019, the Credit Facility was amended to extend the maturity date to September 27, 2019.

The Credit Facility is secured by a security interest in favor of Wells Fargo covering a substantial amount of the consolidated assets and a pledge of the majority of the capital stock of various of the Company’s subsidiaries. As of December 31, 2017, the amount of outstanding borrowings was $5.0 million and outstanding stand-by letters of credit totaled $20.0 million; the total excess borrowing capacity was $14.1 million. As of December 31, 2018, the amount of outstanding borrowings was $7.5 million and outstanding stand-by letters of credit totaled $12.8 million; the total excess borrowing capacity was $40.7 million. The $7.5 million of outstanding borrowings as of December 31, 2018 was repaid in the 2019 first quarter.

The Company’s ability to borrow under the Credit Facility is also subject to its ongoing compliance with certain financial covenants, including the maintenance by the Company of a fixed charge coverage ratio of at least 1.25:1.0 based on the trailing four fiscal quarters in the event minimum excess availability of $10.0 million under the Credit Facility is not maintained. As of December 31, 2017 and 2018, the Company was in compliance with the financial covenants under the Credit Facility.

The Company may borrow funds at LIBOR or at a Base Rate, plus applicable margins of 225 basis point spread over LIBOR and 125 basis point spread on Base Rate loans. The Base Rate is the highest of (i) the Federal Funds Rate plus a margin of 0.50%, (ii) the rate last quoted by The Wall Street Journal as the “Prime Rate,” or (iii) the sum of a LIBOR rate plus 1.00%. In addition to standard fees, the Credit Facility has an unused credit line fee, which ranges from 25 to 50 basis points. As of December 31, 2017 and 2018, the weighted average interest rate on the Credit Facility was approximately 3.79% and 5.53%, respectively.

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

The Term Loan requires the repayment of principal in the amount of 10% of the outstanding Term Loan per year (payable monthly) beginning after the first anniversary. All then-outstanding borrowings under the Term Loan are due, and the Term Loan terminates, no later than June 14, 2021, unless sooner terminated in accordance with its terms, which includes the date of termination of the Wells Fargo Credit Facility and the date that is 91 days prior to the maturity of the Company’s various convertible senior notes due in 2020 (see Note 12). The Company is permitted, and may be required under certain circumstances as set forth in the Term Loan documents, to prepay the Term Loan, which would require a prepayment fee (i) in year one of up to any unearned and unpaid interest that would have become due and payable in year one had the prepayment not occurred plus 2% of the initial amount of the Term Loan (i.e., $20.0 million), (ii) in year two of 2% of the initial amount of the Term Loan and (iii) in year three of 1% of the initial amount of the Term Loan.

The Company’s ability to continue to borrow the initial Term Loan amount of $20.0 million is based on certain accounts receivable and inventory amounts used to compute the borrowing base. In the event the Term Loan balance exceeds the borrowing base computation, the shortfall would be (i) applied to any excess availability under the Wells Fargo Credit Facility or (ii) prepaid. Similar to the Wells Fargo Credit Facility, the Company is subject to ongoing compliance with certain financial covenants, including the maintenance by the Company of a fixed charge coverage ratio of at least 1.25:1.0 based on the trailing four fiscal quarters in the event minimum excess availability of $10.0 million under the Wells Fargo Credit Facility is not maintained. The Company must also maintain a minimum amount of liquidity, as defined in the Term Loan, of $10.0 million. As of December 31, 2018, the Company was in compliance with the financial covenants under the Term Loan.

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

As of December 31, 2018, the amount outstanding under the Term Loan was $20.0 million. Borrowings under the Term Loan accrue interest at LIBOR plus 9.00% per annum. For the year ended December 31, 2018, the weighted average interest rate on the Term Loan was approximately 11.1%.

Amortization expense classified as interest expense related to the $1.3 million debt issuance costs associated with the transactions that closed on June 14, 2018 (i.e., the amendment of the Wells Fargo Credit Facility and the GACP Term Loan) was $0.9 million for the year ended December 31, 2018.

Note 12—Convertible Senior Notes
Convertible senior notes consist of the following (in thousands):

	December 31, 2017			December 31, 2018
	Principal/ Fair Value Amount	Debt Issuance Costs	Net Amount	Principal/ Fair Value Amount	Debt Issuance Costs	Net Amount
4.25% convertible senior notes (due 2018)	$21,178	$103	$21,075	$—	$—	$—
4.875% convertible senior notes (due 2020)	113,000	1,972	111,028	113,000	1,182	111,818
3.25% convertible senior notes (due 2020) *	22,469	—	22,469	27,974	—	27,974
Total convertible senior notes, net of debt issuance costs	$156,647	$2,075	$154,572	$140,974	$1,182	$139,792
* The amount presented for the 3.25% 2020 convertible senior notes within the table represents the fair value. The principal amount of these notes totals $21.5 million and $29.5 million as of December 31, 2017 and December 31, 2018, respectively.

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

In August 2017, the Company agreed with Oasis Management and Oasis Investments II Master Fund Ltd., (collectively, “Oasis”) the holder of approximately $21.5 million face amount of its 4.25% convertible senior notes due in 2018, to extend the maturity date of these notes to November 1, 2020. In addition, the interest rate was reduced to 3.25% per annum and the conversion rate was increased to 328.0302 shares of the Company’s common stock per $1,000 principal amount of notes, among other things. After execution of a definitive agreement for the modification and final approval by the other members of the Company’s Board of Directors and Oasis’ Investment Committee the transaction closed on November 7, 2017. In connection with this transaction, the Company recognized a loss on extinguishment of the debt of approximately $0.6 million. On July 26, 2018, the Company closed a transaction with Oasis to exchange $8.0 million face amount of the 4.25% convertible senior notes due in August 2018 with convertible senior notes similar to those issued to Oasis in November 2017. The new notes mature on November 1, 2020, accrue interest at an annual rate of 3.25% and are convertible into shares of the Company’s common stock at an initial rate of 322.2688 shares per $1,000 principal amount of the new notes. In connection with this transaction, the Company recognized a loss on extinguishment of the debt of approximately $0.5 million. The conversion price for the 3.25% convertible senior notes will be reset on November 1, 2018 and November 1, 2019 (each, a “reset date”) to a price equal to 105% above the 5-day Volume Weighted Average Price ("VWAP") preceding the reset date; provided, however, among other reset restrictions, that if the conversion price resulting from such reset is lower than 90 percent of the average VWAP during the 90 calendar days preceding the reset date, then the reset price shall be the 30-day VWAP preceding the reset date. The conversion price of the 3.25% 2020 Notes reset on November 1, 2018 to $2.54 per share and the conversion rate was increased to 393.7008 shares of the Company's common stock per $1,000 principal amount of notes.

The remaining $13.2 million of 2018 Notes were redeemed at par at maturity on August 1, 2018.

The Company has elected to measure and present the debt held by Oasis at fair value using Level 3 inputs and as a result, recognized a loss of $0.3 million for the year ended December 31, 2017, and a gain of $2.9 million for the year ended December 31, 2018 related to changes in the fair value of the 3.25% 2020 Notes. At December 31, 2017 and 2018, the 3.25% 2020 Notes had a fair value of approximately $22.5 million and $28.0 million, respectively. The Company evaluated its credit risk as of December 31, 2018, and determined that there was no change from December 31, 2017.

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

The fair value of the 4.875% convertible senior notes payable due 2020 as of December 31, 2017 and 2018 was $89.7 million and $93.2 million, respectively, based upon the most recent quoted market prices. The fair values of the convertible senior notes are considered to be Level 3 measurements on the fair value hierarchy.

Key components of the 4.25% convertible senior notes due 2018 consist of the following (in thousands):

	Year ended December 31,
	2016	2017	2018
Contractual interest expense	$4,191	$2,184	$373
Amortization of debt issuance costs recognized as interest expense	1,172	844	103
	$5,363	$3,028	$476

Key components of the 3.25% convertible senior notes due 2020 consist of the following (in thousands):

	Year ended December 31,
	2016	2017	2018
Contractual interest expense	$—	$103	$815
Amortization of debt issuance costs recognized as interest expense	—	—	—
	$—	$103	$815
Key components of the 4.875% convertible senior notes due 2020 consist of the following (in thousands):

	Year ended December 31,
	2016	2017	2018
Contractual interest expense	$5,508	$5,509	$5,509
Amortization of debt issuance costs recognized as interest expense	804	789	789
	$6,312	$6,298	$6,298

Note 13—Income Taxes
The Company does not file a consolidated return with its foreign subsidiaries. The Company files federal and state returns and its foreign subsidiaries file returns in their respective jurisdiction.

For the years ended 2016, 2017 and 2018, the provision for income taxes, which included federal, state and foreign income taxes, was an expense of $4.1 million, $1.6 million, and $3.0 million reflecting effective tax provision rates of 76.8%, (2.0%), and (7.5%) respectively.

For the years ended 2016 and 2017, provision for income taxes includes federal, state and foreign income taxes at effective tax rates of 76.8% and (2.0%). Exclusive of discrete items, the effective tax rate would be 79.2% in 2016 and (2.8%) in 2017. The decrease in the effective tax rate absent discrete items was primarily due to the worldwide pre-tax book loss in 2017.

The 2018 tax expense of $3.0 million included a discrete tax benefit of $0.9 million primarily comprised of return to provision and uncertain tax position adjustments. Absent these discrete tax benefits, the Company’s effective tax rate for 2018 was (9.6%) primarily due to state taxes and taxes on foreign income.

As of December 31, 2017 and 2018, the Company had net deferred tax liabilities of approximately $0.8 million and $1.0 million, respectively, primarily related to foreign jurisdictions.

Provision for income taxes reflected in the accompanying consolidated statements of operations are comprised of the following (in thousands):

	Year ended December 31,
	2016	2017	2018
Federal	$1,549	$550	$(1,475)
State and local	652	51	62
Foreign	1,637	2,256	4,154
Total Current	3,838	2,857	2,741
APIC	548	—	—
Deferred	(259)	(1,251)	210
Total	$4,127	$1,606	$2,951

The components of deferred tax assets/(liabilities) are as follows (in thousands):

	December 31,
	2017	2018
Net deferred tax assets/(liabilities):
Reserve for sales allowances and possible losses	$611	$478
Accrued expenses	1,375	938
Prepaid royalties	13,631	2,659
Accrued royalties	1,864	5,973
Inventory	6,146	10,751
State income taxes	26	19
Property and equipment	4,257	2,635
Original issue discount interest	(2,131)	—
Goodwill and intangibles	15,782	11,542
Share-based compensation	578	773
Undistributed foreign earnings	(2,524)	(2,121)
Interest limitation	—	2,210
Federal and state net operating loss carryforwards	14,091	46,759
Credit carryforwards	35,195	1,121
Other	22	(633)
Gross	88,923	83,104
Valuation allowance	(89,706)	(84,097)
Total net deferred tax liabilities	$(783)	$(993)	*
*As of December 31, 2018, a deferred tax asset of $438 was reported as other long term assets in the consolidated balance sheets and $1,431 was reported as the deferred income tax liability, net in the consolidated balance sheets.

The U.S. Tax Cuts and Jobs Act ("the Act") was signed into law on December 22, 2017 and introduced significant changes to the Internal Revenue Code. Effective for tax years beginning after December 31, 2017, the Act reduced the U.S. statutory tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings and related-party payments, which are referred to as the global intangible low-taxed income (“GILTI”) and the base erosion and anti-abuse tax, respectively. In addition, the Act included a one-time transition tax as of December 31, 2017 on accumulated foreign subsidiary earnings that were previously tax deferred.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Act, the SEC issued guidance on December 22, 2017 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act. The Company applied this guidance when accounting for the enactment date effects of the Act in 2017 and throughout 2018. At December 31, 2018, the Company has now completed its accounting for all of the enactment-date income tax effects of the Act.

The Act required the Company to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. At December 31, 2017, the Company recorded a provisional amount for the one-time transitional tax liability for its foreign subsidiaries of approximately $35.1 million, which did not entirely impact income tax expense for 2017 since the Company reflected the transition tax liability as a partial reduction to existing fully-valued tax attribute carryforwards. Upon further analyses of the Act and Notices and regulations issued and proposed by the U.S. Treasury Department and the Internal Revenue Service, the Company finalized its calculations of the transition tax liability during 2018 and recorded an income tax benefit of $1.1 million due to the utilization of foreign tax credits instead of the net operating loss carryforward as originally projected as of December 31, 2017.

The Act reduced the U.S. statutory tax rate from 35% to 21% for tax years after December 31, 2017. Accordingly, the Company re-measured its deferred taxes at December 31, 2017 to reflect the reduced rate that would apply in future periods when these deferred taxes are settled or realized. The provisional amount related to the re-measurement was fully offset by a concurrent change in the valuation allowance, resulting in no tax expense impact. The Company has completed its accounting for the re-measurement of deferred taxes and there has been no change to the provisional amount recorded. The Act repealed the Alternative Minimum Tax (“AMT”) for tax years beginning after 2017. However, AMT credits are fully refundable by tax years beginning after 2021. The Company has $0.4 million of deferred tax assets related to the AMT credit carryforwards. The Company will continue to classify AMT credits along with its other deferred tax assets.

The Act subjects a U.S. shareholder to tax on global intangible low-taxed income earned by certain foreign subsidiaries. The Company has elected to account for GILTI in the year the tax is incurred.

Provision for income taxes varies from the U.S. federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates:

	Year ended December 31,
	2016	2017	2018
Federal income tax expense	35.0%	35.0%	21.0%
State income tax expense, net of federal tax effect	(3.6)	5.0	9.7
Effect of differences in U.S. and foreign statutory rates	(53.7)	1.9	2.0
Uncertain tax positions	3.4	—	(0.8)
Earn-out adjustments	—	—	—
Provision to return	4.5	(0.7)	(40.6)
Non-deductible expenses	8.9	(48.0)	(16.9)
Other	0.6	(0.2)	(0.6)
Foreign deemed dividend	262.2	—	—
Foreign tax credit	(126.1)	20.3	—
Undistributed foreign earnings	906.5	57.3	4.5
Effect of change in federal statutory rate	—	(23.0)	—
Valuation allowance	(960.9)	(49.6)	14.2
	76.8%	(2.0)%	(7.5)%
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

The components of income (loss) before provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2016	2017	2018
Domestic	$(7,760)	$(85,288)	$(58,693)
Foreign	13,136	3,866	19,219
	$5,376	$(81,422)	$(39,474)
The Company uses a recognition threshold and measurement process for recording in the consolidated financial statements uncertain tax positions (“UTP”) taken or expected to be taken in a tax return.

Approximately $0.4 million of the liability for UTP related to foreign withholding taxes was de-recognized in 2018. Additionally, approximately $0.6 million of additional UTP related to foreign withholding taxes and audit examination in Hong Kong was recognized in 2018. During 2017, approximately $0.1 million of additional UTP was recognized, and approximately $1.1 million of the liability for UTP was de-recognized.

Current interest on uncertain income tax liabilities is recognized as a component of the income tax provision recognized in the consolidated statements of operations. During 2016, the Company recognized approximately $0.1 million of current interest expense relating to UTPs. During 2017, the Company did not recognize any current year interest expense relating to UTPs. During 2018, the Company recognized $0.1 million of current interest expense relating to UTPs.

The following table provides further information of UTPs that would affect the effective tax rate, if recognized, as of December 31, 2018 (in millions):

Balance, December 31, 2015	$2.2
Current year additions	0.1
Current year reduction due to lapse of applicable statute of limitations	—
Balance, December 31, 2016	2.3
Current year additions	0.1
Current year reduction due to lapse of applicable statute of limitations	(1.1)
Balance, December 31, 2017	1.3
Current year additions	0.6
Current year reduction due to audit settlement	(0.4)
Balance, December 31, 2018	$1.5
We do not expect our gross unrecognized tax benefits to significantly change within the next 12 months.

Tax years 2016 through 2017 remain subject to examination in the United States. The tax years 2014 through 2017 are generally still subject to examination in the various states. The tax years 2012 through 2017 are still subject to examination in Hong Kong. In the normal course of business, the Company is audited by federal, state and foreign tax authorities.

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

Based on management's evaluation of all positive and negative evidence, as of December 31, 2018, a valuation allowance of $84.1 million has been recorded against the deferred tax assets that more likely than not will not be realized. For the year ended December 31, 2018, the valuation allowance decreased by $5.6 million from $89.7 million at December 31, 2017 to $84.1 million at December 31, 2018. The net deferred tax liabilities of $0.8 million in 2017 represent the net deferred tax liabilities in the foreign jurisdiction, where the Company is in a cumulative income position, partially offset by the U.S. deferred tax assets related to the AMT credit carryforwards. The net deferred tax liabilities of $1.0 million in 2018 represent the net deferred tax liabilities in the foreign jurisdiction, where the Company is in a cumulative income position, partially offset by the U.S. deferred tax assets related to the AMT credit carryforwards.

At December 31, 2018, the Company has U.S. federal net operating loss carryforwards, or "NOLs", of approximately $140.1 million, which will begin to expire in 2031. At December 31, 2018, the Company's state NOLs were mainly from California. The majority of the approximately $189.9 million of California NOLs will begin to expire in 2031. At December 31, 2018, the Company had foreign tax credit carryforwards of approximately $0.1 million, which will begin to expire in 2027. At December 31, 2018, the Company had federal research and development tax credit carryforwards ("credit carryforwards") of approximately $0.5 million, which will begin to expire in 2029. At December 31, 2018, the Company had state research and development tax credits of approximately $0.1 million, which carry forward indefinitely. Utilization of certain NOLs and research credit carryforwards may be subject to an annual limitation due to ownership change limitations set forth in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and comparable state income tax laws. Any future annual limitation may result in the expiration of NOLs and credit carryforwards before utilization.

During the first quarter of 2017, the Company adopted ASU 2016-09, “Improvement to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payments, including treatment of excess tax benefits and forfeitures, as well as consideration of minimum statutory tax withholding requirements. This accounting standard did not have a material effect on the Company’s income tax provision.

Note 14—Leases
The Company leases office, warehouse and showroom facilities and certain equipment under operating leases. Rent expense for the years ended December 31, 2016, 2017 and 2018 totaled $12.3 million, $12.2 million and $12.7 million, respectively. Following is a schedule of minimum annual lease payments (in thousands).

2019	$11,934
2020	9,699
2021	9,456
2022	9,486
2023	5,969
Thereafter	1,160
$47,704
Note 15—Common Stock, Preferred Stock and Warrants
The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. On December 31, 2017 shares issued and outstanding were 26,957,354, and on December 31, 2018, shares issued and outstanding were 29,169,913.
All issuances of common stock, including those issued pursuant to stock option and warrant exercises, restricted stock or unit grants and acquisitions, are issued from the Company’s authorized but not issued and outstanding shares.
In June 2014, the Company effectively repurchased 3,112,840 shares of its common stock at an average cost of $7.71 per share for an aggregate amount of $24.0 million pursuant to a prepaid forward share repurchase agreement entered into with Merrill Lynch International (“ML”). These repurchased shares are treated as retired for basic and diluted EPS purposes although they remain legally outstanding. The Company reflects the aggregate purchase price as a reduction to stockholders’ equity classified as Treasury Stock. No shares have been delivered to the Company by ML as of December 31, 2018.
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
In January 2016, the Company issued an aggregate of 449,120 shares of restricted stock at a value of approximately $3.6 million to two executive officers, which vest, subject to certain company financial performance criteria and market conditions, over a 3 year period. In addition, an aggregate of 62,710 shares of restricted stock at an aggregate value of approximately $0.5 million were issued to its five non-employee directors, which vested in January 2017.
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
In January 2018, the Company issued an aggregate of 1,914,894 shares of restricted stock at a value of approximately $4.5 million to two executive officers, which vest, subject to certain company financial performance criteria and market conditions, over a three year period. In addition, an aggregate of 249,480 shares of restricted stock at an aggregate value of approximately $0.6 million were issued to its six non-employee directors, which vested in January 2019.

During 2018, an executive officer surrendered an aggregate of 42,346 shares of restricted stock for $98,000 to cover income taxes due on the vesting of restricted shares.

In January 2019, the Company was obligated to issue an aggregate of 3,061,224 shares of restricted stock at a value of approximately $4.5 million to two executive officers pursuant to the applicable employment contracts. Such shares have not yet been issued due to insufficient shares available in the 2002 Stock Award and Incentive Plan.
All issuances of common stock, including those issued pursuant to stock option and warrant exercises, restricted stock grants and acquisitions, are issued from the Company’s authorized but not issued and outstanding shares.
No dividend was declared or paid in 2017 and 2018.

Note 16—Commitments
The Company has entered into various license agreements whereby the Company may use certain characters and intellectual properties in conjunction with its products. Generally, such license agreements provide for royalties to be paid ranging from 1% to 21% of net sales with minimum guarantees and advance payments.
In the event the Company estimates that a shortfall in achieving the minimum guarantee is probable, a liability is recorded for the estimated shortfall and charged to royalty expense.
Future annual minimum royalty guarantees as of December 31, 2018 are as follows (in thousands):

2019	$33,077
2020	28,613
2021	9,774
2022	175
2023	15
$71,654
The Company has entered into employment and consulting agreements with certain executives expiring through December 31, 2021. The aggregate future annual minimum guaranteed amounts due under those agreements as of December 31, 2018 are as follows (in thousands):

2019	$8,510
2020	3,645
2021	551
$12,706
Note 17—Share-Based Payments
Under its 2002 Stock Award and Incentive Plan (“the Plan”), which incorporated its Third Amended and Restated 1995 Stock Option Plan, the Company has reserved shares of its common stock for issuance upon the exercise of options granted under the Plan, as well as for the awarding of other securities. Under the Plan, employees (including officers), non-employee directors and independent consultants may be granted options to purchase shares of common stock, restricted stock units and other securities (see Note 15). The vesting of these share-based awards may vary, but typically vest over a requisite service period or based on performance criteria, with a maximum vesting period of 4 years. Restricted shares typically vest in the same manner, with the exception of certain awards vesting over one to two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service period. Compensation expense for performance-awards is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management expectations regarding the relevant performance criteria. As of December 31, 2018, 1,157,210 shares were available for future grant. Additional shares may become available to the extent that options or shares of restricted stock presently outstanding under the Plan terminate or expire.
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

The following table summarizes the restricted stock award activity, annually, for the years ended December 31, 2016, 2017 and 2018:

	Restricted Stock Awards (RSA)
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2015	411,409	$6.61
Awarded	648,351	7.00
Released	(255,307)	6.68
Forfeited	(608,000)	6.88
Outstanding, December 31, 2016	196,453	7.01
Awarded	981,208	5.15
Released	(187,224)	7.05
Forfeited	(9,229)	6.32
Outstanding, December 31, 2017	981,208	4.12
Awarded	2,164,374	1.88
Released	(194,800)	5.14
Forfeited	—	—
Outstanding, December 31, 2018	2,950,782	2.41
As of December 31, 2018, there was $2.9 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 2.39 years.
Restricted Stock Units
Under the Plan, share-based compensation payments may include the issuance of Restricted Stock Units (RSUs) to employees, which occurs approximately once per year and are subject to vesting conditions. RSUs are valued at the market price of the shares underlying the award on the date of grant.
The following table summarizes the RSU award activity, annually for the years ended December 31, 2017 and 2018:

	Restricted Stock Units (RSUs)
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2016	—	$—
Awarded	1,001,206	4.68
Released	—	—
Forfeited	(42,014)	4.68
Outstanding, December 31, 2017	959,192	4.68
Awarded	357,143	1.96
Released	(125,290)	5.15
Forfeited	(138,879)	4.56
Outstanding, December 31, 2018	1,052,166	3.72
As of December 31, 2018, there was $1.9 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 1.82 years.

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense and related tax benefits recognized (in thousands):

	Year Ended December 31,
	2016	2017	2018
Share-based compensation expense	$1,621	$3,112	$2,434

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
Note 18—Employee Benefits Plan
The Company sponsors for its U.S. employees, a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Plan provides that employees may defer up to 50% of their annual compensation subject to annual dollar limitations, and that the Company will make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation. Company matching contributions, which vest immediately, totaled $2.5 million, $2.3 million and $2.4 million for the years ended December 31, 2016, 2017 and 2018, respectively.
Note 19—Supplemental Information to Consolidated Statements of Cash Flows
In 2016, certain employees – including an executive officer, surrendered an aggregate of 50,719 shares of restricted stock at a value of $1.5 million to cover their income taxes due on the 2016 vesting of the restricted shares granted to them in 2015 and prior. Additionally, the Company recognized a $0.5 million excess tax benefit from the vesting of restricted stock.
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
In 2018, an executive officer surrendered an aggregate of 42,346 shares of restricted stock at a value of less than $0.1 million to cover income taxes due on the 2018 vesting of the restricted shares granted to them in 2016 and 2017.

Note 20—Selected Quarterly Financial Data (Unaudited)
Selected unaudited quarterly financial data for the years 2017 and 2018 are summarized below. The Company has derived this data from the unaudited consolidated interim financial statements that, in the Company's opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

	2017				2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$94,505	$119,565	$262,413	$136,628	$93,004	$105,781	$236,699	$132,326
Gross profit	$30,021	$33,719	$61,781	$30,160	$22,959	$27,941	$64,330	$40,486
Income (loss) from operations	$(15,724)	$(14,108)	$(7,746)	$(26,580)	$(35,658)	$(12,140)	$20,043	$(4,418)
Income (loss) before provision (benefit) for income taxes	$(18,629)	$(16,371)	$(16,651)	$(29,771)	$(38,529)	$(16,497)	$17,652	$(2,100)
Net income (loss)	$(18,285)	$(16,687)	$(17,569)	$(30,487)	$(36,193)	$(18,588)	$15,699	$(3,343)
Basic earnings (loss) per share	$(1.01)	$(0.77)	$(0.77)	$(1.33)	$(1.57)	$(0.80)	$0.68	$(0.14)
Weighted average shares outstanding	18,104	21,616	22,772	22,799	23,100	23,106	23,106	23,106
Diluted earnings (loss) per share	$(1.01)	$(0.77)	$(0.77)	$(1.33)	$(1.57)	$(0.80)	$0.38	$(0.14)
Weighted average shares and equivalents outstanding	18,104	21,616	22,772	22,799	23,100	23,106	45,686	23,106
Quarterly and year-to-date computations of income (loss) per share amounts are made independently. Therefore, the sum of the per-share amounts for the quarters may not agree with the per share amounts for the year.
Note 21 – Litigation and Contingencies
The Company is a party to, and certain of its property is the subject of, various pending claims and legal proceedings that routinely arise in the ordinary course of its business. The Company accrues for losses when the loss is deemed probable and the liability can reasonably be estimated. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records the minimum estimated liability related to the claim. As additional information becomes available, the Company assesses the potential liability related to its pending litigation and revises its estimates.
In the normal course of business, the Company may provide certain indemnifications and/or other commitments of varying scope to a) its licensors, customers and certain other parties, including against third party claims of intellectual property infringement , and b) its officers, directors and employees, including against third party claims regarding the periods in which they serve in such capacities with the Company. The duration and amount of such obligations is, in certain cases, indefinite. The Company's director’s and officer’s liability insurance policy may, however, enable it to recover a portion of any future payments related to its officer, director or employee indemnifications. For the past five years, costs related to director and officer indemnifications have not been significant. Other than certain liabilities recorded in the normal course of business related to royalty payments due our licensors, no liabilities have been recorded for indemnifications and/or other commitments.

Note 22 - Liquidity

As of December 31, 2017 and December 31, 2018, the Company held cash and cash equivalents, including restricted cash, of $65.0 million and $58.2 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $52.8 million and $33.9 million as of December 31, 2017 and December 31, 2018, respectively. The cash and cash equivalents, including restricted cash balances in the Company's foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which the Company expects would not be significant as of December 31, 2018.

The Company’s primary sources of working capital are cash flows from operations and borrowings under its credit facility (see Note 11 - Credit Facilities in the accompanying notes to the consolidated financial statements for additional information).

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

Cash and cash equivalents, including restricted cash, projected cash flow from operations and borrowings under the Company’s credit facility should be sufficient to meet working capital and capital expenditure requirements, for the next 12 months from the issuance of these financial statements with certain mitigating plans described herein. In October 2018, the Company initiated a global restructuring program to adapt the Company’s cost structure and overhead to the evolving retail landscape. During the 2019 first quarter, two amendments were executed related to the Company's credit facility with Wells Fargo. The first amendment allows the Company to factor its Hong Kong receivables due from a significant customer providing the Company with additional flexibility. The second amendment extends the maturity date of the credit facility from March 27, 2019 to September 27, 2019, which also effectively extends the GACP term loan to September 27, 2019. The Company is currently in the initial phases of negotiations to amend and extend the Wells Fargo credit facility on a longer term basis. The Company is in negotiations with Meisheng related to an equity investment in the Company and with an ad hoc group of holders (the “Ad Hoc Group”) of the June 2020 convertible senior notes and with Oasis Investments II Master Fund Ltd. (“Oasis”), the holder of the November 2020 convertible senior notes, to extend the maturities of the aforementioned convertible senior notes (together, the “Proposed Equity and Recapitalization Transactions”). The Company cannot make assurances that it will be able to extend the credit facility on a longer term basis or that the Company can complete the Proposed Equity and Recapitalization Transactions, or similar strategic transaction(s), or that the Company will have the financial resources required to obtain, or that the conditions of the capital markets will support any future debt or equity financings. In addition, the Company’s ability to fund operations and retire debt when due is dependent on a number of factors, some of which are beyond the Company’s control and/or inherently difficult to estimate, including the Company’s future operating performance and the factors mentioned above. If the Company is unable to amend the credit facility to extend the term on a longer term basis and complete a strategic transaction, or secure another source of capital on commercially reasonable terms, the Company may be required to take additional measures, such as further reorganizations of the cost structure and adjusting inventory purchases and/or payment terms with suppliers, which could have a material adverse impact on the Company’s business, results of operations and financial condition.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2016, 2017 and 2018
Allowances are deducted from the assets to which they apply, except for sales returns and allowances.

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	(In thousands)
Year ended December 31, 2016:
Allowance for:
Uncollectible accounts	$2,714	$303	$(153)	$2,864
Reserve for sales returns and allowances	17,267	50,582	(51,425)	16,424
	$19,981	$50,885	$(51,578)	$19,288
Year ended December 31, 2017:
Allowance for:
Uncollectible accounts	$2,864	$11,803	$(3,727)	$10,940
Reserve for sales returns and allowances	16,424	42,654	(41,456)	17,622
	$19,288	$54,457	$(45,183)	$28,562
Year ended December 31, 2018:
Allowance for:
Uncollectible accounts	$10,940	$9,586	$(18,377)	$2,149
Reserve for sales returns and allowances	17,622	46,759	(34,978)	29,403
	$28,562	$56,345	$(53,355)	$31,552

Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report, have concluded that as of December 31, 2018, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in the reports we file or submit with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control — Integrated Framework (2013) . We believe that, as of December 31, 2018, our internal control over financial reporting was effective based upon those criteria.
Our independent registered public accounting firm has issued a report on our internal control over financial reporting. This report appears below.

Report of the Independent Registered Public Accounting Firm.
Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
JAKKS Pacific, Inc.
Santa Monica, California
Opinion on Internal Control over Financial Reporting
We have audited JAKKS Pacific, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in  Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedule and our report dated March 18, 2019 expressed an unqualified opinion thereon.
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
/s/ BDO USA, LLP
Los Angeles, California
March 18, 2019

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

  Directors and Executive Officers

Our Directors and executive officers are as follows:

Name	Age	Positions with the Company

Stephen G. Berman	54	Chairman, Chief Executive Officer, President, Secretary and Director
Brent T. Novak	47	Executive Vice President and Chief Financial Officer
John J. McGrath	53	Chief Operating Officer
Michael S. Sitrick	71	Director
Murray L. Skala	72	Director
Alexander Shoghi	37	Director
Rex H. Poulsen	67	Director
Michael J. Gross	43	Director
Zhao Xiaoqiang	51	Director

Stephen G. Berman has been our Chief Operating Officer (until August 23, 2011) and Secretary and one of our Directors since co-founding JAKKS in January 1995. From February 17, 2009 through March 31, 2010 he was also our Co-Chief Executive Officer and has been our Chief Executive Officer since April 1, 2010. Since January 1, 1999, he has also served as our President, and since October 23, 2015 he has also served as our Chairman. From the Company’s inception until December 31, 1998, Mr. Berman was also our Executive Vice President. From October 1991 to August 1995, Mr. Berman was a Vice President and Managing Director of THQ International, Inc., a subsidiary of THQ. From 1988 to 1991, he was President and an owner of Balanced Approach, Inc., a distributor of personal fitness products and services.

Michael S. Sitrick has been a Director since December 19, 2014. Since November 2009, Mr. Sitrick is the chairman and chief executive officer of Sitrick Brinko LLC, a subsidiary of Resources Connection, Inc. (NASDAQ: RECN), and the successor to Sitrick And Company, which he founded in 1989 and was its chairman and chief executive officer until he sold it in 2009 to Resources Connection, Inc., a public relations, strategic communications and crisis management company providing advice and counseling to some of the country’s largest corporations, non-profits and governmental agencies, in many areas including mergers and acquisitions, litigation support, corporate positioning and repositioning, developing and implementing strategies to deal with short sellers, executive transitions and government investigations. Prior thereto he was Senior Vice President – Communications for Wickes Companies, Inc. (from 1981to1989), head of Communications and Government Affairs for National Can Corporation (from 1974 to 1981), and Group Supervisor at Selz, Seabolt and Associates before that. Prior thereto Mr. Sitrick was Assistant Director of Public Information in the Richard J. Daley administration in Chicago and worked as a reporter. Mr. Sitrick is a published author, frequent lecturer, former Board member at two public companies (both of which were sold), and current or former Board member of several charitable organizations. He holds a B.S. degree in Business Administration and a major in Journalism from the University of Maryland, College Park.

Murray L. Skala has been a Director since October 1995. Since 1976, Mr. Skala has been a partner of the law firm Feder Kaszovitz LLP, our general counsel.

Alexander Shoghi has been a Director since December 18, 2015. Mr. Shoghi is a Portfolio Manager at Oasis Management, a private investment management firm headquartered in Hong Kong. Mr. Shoghi joined Oasis in 2005, first based in Hong Kong, and subsequently relocating to the U.S. as the founder and manager of Oasis Capital in Austin, Texas in early 2012. From 2004 to 2005, Mr. Shoghi worked at Lehman Brothers in New York City. Mr. Shoghi holds a Bachelor of Science of Business Administration in Finance and International Business degree from Georgetown University.

Rex H. Poulsen has been a Director since December 26, 2012. Mr. Poulsen is currently a partner emeritus in the Glendale, California office of Hutchinson and Bloodgood LLP, a regional certified public accounting and consulting firm registered with the PCAOB. Mr. Poulsen has been continuously licensed as a Certified Public Accountant since 1974 and spent most of his career with public accounting firms as an independent auditor of both private and publicly-held companies. Mr. Poulsen has extensive experience in assisting companies in the areas of due diligence, valuation and other services related to the purchase and sale of businesses, as well as providing services in connection with litigation matters including forensic accounting assignments and expert witness testimony. Mr. Poulsen holds a Bachelor of Science degree in Accounting from Weber State University.

Michael J. Gross has been a Director since October 19, 2016. Mr. Gross has been the Vice Chairman of WeWork LLC since July 2015 and was its CFO from October 2013 to July 2015. Prior to joining WeWork LLC, Mr. Gross was appointed to the Board of Directors of Morgans Hotel Group from October 2009 to June 2013 and was its CEO from March 2011 to September 2013. From January 2008 until March 2011, Mr. Gross partnered with The Yucaipa Companies focusing on retail and consumer investment opportunities. From 1998 to 2007, he focused on consumer, retail and real estate companies with various investment and research roles at Prentice Capital Management, S.A.C. Capital Advisors, Lehman Brothers Inc., Salomon Smith Barney and Granite Partners. Mr. Gross holds a Bachelor of Science degree from Cornell University’s School of Hotel Administration.

Zhao Xiaoqiang has been a Director since April 27, 2017. Since 2002 Mr. Zhao has been the Chairman of Meisheng Holding Co., a private holding company selling cultural products, and since 2007 he has been the Chairman of Meisheng Culture & Creative Corp. Ltd., a public company (listed on the Shenzhen Stock Exchange in 2012) with 23 subsidiaries in the areas of manufacturing, animation, games, movies, online video, stage performance art, e-commerce and overseas investments. Mr. Zhao is also a director of two of the Company’s subsidiaries, JAKKS Meisheng Animation (H.K.) Limited and JAKKS Meisheng Trading (Shanghai) Limited. Mr. Zhao holds an EMBA from Zhejiang University.

A majority of our Directors are “independent,” as defined under the rules of the Nasdaq Stock Market. Such independent Directors are currently Messrs. Sitrick, Poulsen, Shoghi, Gross and Zhao. Our Directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Our officers are elected annually by our Board of Directors and serve at its discretion. Our current independent Directors were selected for their experience as businessmen (Sitrick, Gross and Zhao) or financial expertise (Poulsen and Gross) or financial management expertise (Shoghi). We believe that our Board is best served by benefiting from this blend of business and financial expertise and experience. Our remaining Directors consist of our chief executive officer (Berman) who brings management’s perspective to the Board’s deliberations and, our longest serving director (Skala) and an attorney with many years with our Company and expertise advising businesses.

Committees of the Board of Directors

We have an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, and a Capital Allocation Committee (which was established as a standing committee in February 2016).

Audit Committee. In addition to risk management functions, the primary functions of the Audit Committee are to select or to recommend to our Board the selection of outside auditors; to monitor our relationships with our outside auditors and their interaction with our management in order to ensure their independence and objectivity; to review and assess the scope and quality of our outside auditor’s services, including the audit of our annual financial statements; to review our financial management and accounting procedures; to review our financial statements with our management and outside auditors; and to review the adequacy of our system of internal accounting controls. Messrs. Poulsen (Chairman), Gross and Shoghi are the current members of the Audit Committee and are each “independent” (as defined in NASD Rule 4200(a)(14)) and able to read and understand fundamental financial statements. Mr. Poulsen, our audit committee financial expert, possesses the financial expertise required under Rule 401(h) of Regulation S-K of the Act and NASD Rule 4350(d)(2). He is further “independent” as defined under Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. We will, in the future, continue to have (i) an Audit Committee of at least three members comprised solely of independent Directors, each of whom will be able to read and understand fundamental financial statements (or will become able to do so within a reasonable period of time after his or her appointment); and (ii) at least one member of the Audit Committee who will possess the financial expertise required under NASD Rule 4350(d)(2). Our Board has adopted a written charter for the Audit Committee, which reviews and reassesses the adequacy of that charter on an annual basis. The full text of the charter is available on our website at www.jakks.com.

Compensation Committee. In addition to risk oversight functions, the Compensation Committee makes recommendations to the Board regarding compensation of management employees and administers plans and programs relating to employee benefits, incentives, compensation and awards under our 2002 Stock Award and Incentive Plan (the “2002 Plan”). Messrs. Sitrick (Chairman), Gross and Poulsen are the current members of the Compensation Committee. The Board has determined that each of them is “independent,” as defined under the applicable rules of the Nasdaq Stock Market. A copy of the Compensation Committee’s Charter is available on our website at www.jakks.com. Executive officers that are members of our Board make recommendations to the Compensation Committee with respect to the compensation of other executive officers who are not on the Board. Except as otherwise prohibited, the Committee may delegate its responsibilities to subcommittees or individuals. The Committee has the authority, in its sole discretion, to retain or obtain advice from a compensation consultant, legal counsel or other advisor and is directly responsible for the appointment, compensation and oversight of such persons. The Company provides the appropriate funding to such persons as determined by the Committee, which also conducts an independence assessment of its outside advisors using the six factors contained in Exchange Act Rule 10C-1. The Committee receives legal advice from our outside general counsel and since 2016 has retained Willis Towers Watson (“WTW”), a compensation consulting firm, to directly advise the Committee.

The Compensation Committee also annually reviews the overall compensation of our executive officers to determine whether discretionary bonuses should be granted. In 2015, Lipis Consulting, Inc. (“LCI”), a compensation consulting firm, presented a report to the Compensation Committee comparing our performance, size and executive compensation levels to those of peer group companies. LCI also reviewed with the Compensation Committee the base salaries, annual bonuses, total cash compensation, long-term compensation and total compensation of our senior executive officers relative to those companies. The performance comparison presented to the Compensation Committee each year includes a comparison of our total shareholder return, earnings per share growth, sales, net income (and one-year growth of both measures) to the peer group companies. The Compensation Committee reviews this information along with details about the components of each executive officer’s compensation. LCI also provided guidance to the Compensation Committee with respect to the extension of Messrs. McGrath’s and Bennett’s employment agreements (see “Employment Agreements and Termination of Employment Arrangements”). The Compensation Committee consulted with Frederick W. Cook & Co., Inc. (“FWC"), a compensation consulting firm, with respect to determination of a portion of Mr. Berman’s bonus criteria for 2012, 2013, and 2014 and Mr. McGrath’s bonus criteria for 2013 and 2014. The Compensation Committee consulted with LCI with respect to establishing the bonus criteria for Messrs. Berman and McGrath for 2015 and with WTW with respect to the amendments to the employment agreements for Messrs. Berman and McGrath in 2016.

Nominating and Corporate Governance Committee. In addition to risk oversight functions, the Nominating and Corporate Governance Committee develops our corporate governance system and reviews proposed new members of our Board of Directors, including those recommended by our stockholders. Messrs. Zhao (Chairman) and Sitrick are the current members of this Committee, which operates pursuant to a written charter adopted by the Board, the full text of which is available on our website at www.jakks.com. The Board has determined that each member of this Committee is “independent,” as defined under the applicable rules of the Nasdaq Stock Market.

The Nominating and Corporate Governance Committee will annually review the composition of our Board of Directors and the ability of its current members to continue effectively as Directors for the upcoming fiscal year. The Committee established the position of Chairman of the Board in 2015. In the ordinary course, absent special circumstances or a change in the criteria for Board membership, the Committee will re-nominate incumbent Directors who continue to be qualified for Board service and are willing to continue as Directors. If the Committee thinks it is in the Company’s best interests to nominate a new individual for director in connection with an annual meeting of stockholders, or if a vacancy on the Board occurs between annual stockholder meetings or an incumbent director chooses not to run, the Committee will seek out potential candidates for Board appointment who meet the criteria for selection as a nominee and have the specific qualities or skills being sought. Director candidates will be selected based on input from members of the Board, our senior management and, if the Committee deems appropriate, a third-party search firm. The Committee will evaluate each candidate’s qualifications and check relevant references, and each candidate will be interviewed by at least one member of the Committee. Candidates meriting serious consideration will meet with all members of the Board. Based on this input, the Committee will evaluate whether a prospective candidate is qualified to serve as a director and whether the Committee should recommend to the Board that this candidate be appointed to fill a current vacancy on the Board, or be presented for the approval of the stockholders, as appropriate.

Stockholder recommendations for director nominees are welcome and should be sent to our Chief Financial Officer, who will forward such recommendations to our Nominating and Corporate Governance Committee, and should include the following information: (a) all information relating to each nominee that is required to be disclosed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (b) the names and addresses of the stockholders making the nomination and the number of shares of our common stock which are owned beneficially and of record by such stockholders; and (c) appropriate biographical information and a statement as to the qualification of each nominee, all of which must be submitted in the time frame described under the appropriate caption in our proxy statement. The Committee will evaluate candidates recommended by stockholders in the same manner as candidates recommended by other sources, using additional criteria, if any, approved by the Board from time to time. Our stockholder communication policy may be amended at any time with the Committee’s consent.

Pursuant to the Director Resignation Policy adopted by our Board following our 2014 Annual Meeting, if a nominee for director in an uncontested election receives less than a majority of the votes cast, the director must submit his resignation to the Board. The Nominating and Corporate Governance Committee then considers such resignation and makes a recommendation to our Board concerning the acceptance or rejection of such resignation. This procedure was implemented following our 2016 Annual Meeting.

Capital Allocation Committee. In addition to assisting the Board and management in reviewing the Company’s capital structure and material capital allocation decisions, the Board established the Capital Allocation Committee to assist the Board and management in reviewing strategic investments, acquisitions, dispositions and other opportunities for maximizing shareholder value. The Committee’s responsibilities include review of the Company’s financial strategies (including debt and equity issuances, repurchases of debt and bank credit facilities) and consideration and, if implemented, review of the Corporation's dividend and share repurchase policies and programs and other strategies to return capital to stockholders. Messrs. Sitrick (Chairman), Poulsen and Gross are the current members of our Capital Allocation Committee, each of whom are “independent” as defined under the applicable rules of the NASDAQ stock market. A copy of the Capital Allocation Committee’s charter is available on our website at www.jakks.com. The Committee has no authority or responsibility with respect to matters delegated by the Board to the Corporation's Audit, Compensation or Nominating and Governance Committees. The Committee has the authority, in its discretion, to retain independent consultants, counsel and other advisors, and the Company pays for the expenses of retaining such persons as determined by the Committee. The Committee reviewed with management, the Board and financial advisors to the Board the Company’s share and convertible debt repurchases and convertible note exchange transaction with Oasis Management Company Ltd.

In addition to the above described standing committees, the Board of Directors establishes special committees as it deems warranted. On January 26, 2018 the Board established a Special Committee consisting of Messrs. Poulsen, Sitrick and Gross to review the January 25, 2018 letter from Hong Kong Meisheng Cultural Company Limited expressing an interest in acquiring additional shares of our common stock at a purchase price of $2.95 per share so that upon completion of such a transaction, its percentage ownership of our common stock would increase to 51%. This Special Committee is authorized to appoint independent legal counsel and a financial advisor to provide the Special Committee with counsel and advice.

Executive Officers

Our executive officers are elected by our Board of Directors and serve pursuant to the terms of their respective employment agreements. One of our executive officers, Stephen G. Berman, is also a Director of the Company. See above for biographical information about this officer. The other current executive officers are Brent T. Novak, our Executive Vice President and Chief Financial Officer and John (Jack) McGrath, our Chief Operating Officer.

John J. (Jack) McGrath has served as our Chief Operating Officer since 2011 and is responsible for the Company’s global operations. He brings more than 24 years of experience, having served as was our Executive Vice President of Operations from December 2007 until August 2011 when he became our Chief Operating Officer. Mr. McGrath was our Vice President of Marketing from 1999 to August 2003 and Senior Vice President of Operations until 2007. Prior to joining the Company, Mr. McGrath was a Brand Marketer for Hot Wheels® at Mattel Inc. and part of its Asia Pacific marketing team. Mr. McGrath served honorably in the U.S. Army and holds a Bachelor of Science degree in Marketing.

Brent T. Novak became our Executive Vice President and Chief Financial Officer on April 1, 2018. From April 2004 to April 2017, Mr. Novak worked at Ixia (formerly a NASDAQ listed company - XXIA) where he most recently served as its Chief Financial Officer until the acquisition of Ixia by Keysight Technologies, Inc. (NYSE: KEYS) in April 2017. Mr. Novak remained at Keysight Technologies as the Chief Financial Officer of the Ixia Solutions Group through March 2018. Prior to Ixia, from May 2000, Mr. Novak was the Director of Finance and Corporate Development at Idealab. Prior thereto, from January 1995 he was at PricewaterhouseCoopers where he most recently served as a Manager. Mr. Novak is a Certified Public Accountant and received his Bachelor’s Degree in Business Economics summa cum laude from the University of California, Santa Barbara.

Joel M. Bennett was our Executive Vice President (from May 2000) and our Chief Financial Officer (from September 1995) until his departure in March 2018.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during and for 2018, one of our executive officers filed a Form 3 and a Form 4 late, and another executive officer filed a Form 4 late, but all other Forms 3, 4 and 5 required to be filed during 2018 by our Directors and executive officers were timely filed.

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

Pursuant to our Code of Conduct, all of our employees are required to disclose to our General Counsel, the Board of Directors or any committee established by the Board of Directors to receive such information, any material transaction or relationship that reasonably could be expected to give rise to actual or apparent conflicts of interest between any of them, personally, and the Company. Our Code of Conduct also directs all employees to avoid any self-interested transactions without full disclosure. This policy, which applies to all of our employees, is reiterated in our Employee Handbook which states that a violation of this policy could be grounds for termination. In approving or rejecting a proposed transaction, our General Counsel, Board of Directors or designated committee will consider the facts and circumstances available and deemed relevant, including but not limited to, the risks, costs and benefits to us, the terms of the transactions, the availability of other sources for comparable services or products, and, if applicable, the impact on director independence. Upon concluding their review, they will only approve those agreements that, in light of known circumstances, are in or are not inconsistent with, our best interests, as they determine in good faith.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

We believe that a strong management team comprised of highly talented individuals in key positions is critical to our ability to deliver sustained growth and profitability, and our executive compensation program is an important tool for attracting and retaining such individuals. We also believe that our people are our most important resource. While some companies may enjoy an exclusive or limited franchise or are able to exploit unique assets or proprietary technology, we depend fundamentally on the skills, energy and dedication of our employees to drive our business. It is only through their constant efforts that we are able to innovate through the creation of new products and the continual rejuvenation of our product lines, to maintain operating efficiencies, and to develop and exploit marketing channels. With this in mind, we have consistently sought to employ the most talented, accomplished and energetic people available in the industry. Therefore, we believe it is vital that our named executive officers receive an aggregate compensation package that is both highly competitive with the compensation received by similarly-situated executive officers at peer group companies, and also reflective of each individual named executive officer’s contributions to our success on both a long-term and short-term basis. As discussed in greater depth below, the objectives of our compensation program are designed to execute this philosophy by compensating our executives at the top quartile of their peers.

 Our executive compensation program is designed with three main objectives:

●    to offer a competitive total compensation opportunity that will allow us to continue to retain and motivate highly talented individuals to fill key positions;
●    to align a significant portion of each executive’s total compensation with our annual performance and the interests of our stockholders; and

●    reflect the qualifications, skills, experience and responsibilities of our executives.

Administration and Process

Our executive compensation program is administered by the Compensation Committee. The Compensation Committee receives legal advice from our outside general counsel and has retained Willis Towers Watson (“WTW”), a compensation consulting firm, which provides advice directly to the Compensation Committee. Historically, the base salary, bonus structure and long-term equity compensation of our executive officers are governed by the terms of their individual employment agreements (see “Employment Agreements and Termination of Employment Arrangements”) and we expect that to continue in the future. With respect to our chief executive officer and president and our chief operating officer, the Compensation Committee, with input from WTW, establishes target performance levels for incentive bonuses based on a number of factors that are designed to further our executive compensation objectives, including our performance, the compensation received by similarly-situated executive officers at peer group companies, the conditions of the markets in which we operate and the relative earnings performance of peer group companies.

Historically, factors given considerable weight in establishing bonus performance criteria are Net Sales, Adjusted EPS, which is the net income per share of our common stock calculated on a fully-diluted basis in accordance with GAAP, and Adjusted EBITDA applied on a basis consistent with past periods, as adjusted in the sole discretion of the Compensation Committee to take account of extraordinary or special items.

As explained in greater detail below (see “Employment Agreements and Termination of Employment Arrangements”), pursuant to a September 2012 amendment to Mr. Berman’s employment agreement, commencing in 2013 his annual bonus was restructured so that part of it was capped at 300% of his base salary, and the performance criteria and vesting are solely within the discretion of the Compensation Committee, which establishes all of the criteria during the first quarter of each fiscal year for that year’s bonus, based upon financial and non-financial factors selected by the Compensation Committee, and another part of his annual performance bonus is based upon the success of a joint venture entity we initiated in September 2012. The portion of the bonus equal to the first 200% of base salary is payable in cash and the balance in restricted stock vesting over three years. In addition, the annual grant of $500,000 of restricted stock was changed to $3,500,000 of restricted stock and the vesting criteria was changed from being solely based upon established EPS targets to being based upon performance standards established by the Compensation Committee during the first quarter of each year. On June 7, 2016 we further amended the employment agreement to provide, among other things, for (i) extension of the term to December 31, 2020; (ii) modification of the performance and vesting standards for each $3.5 million Annual Restricted Stock Grant (“Berman Annual Stock Grant”) provided for under Section 3(b) of his Employment Agreement, effective as of January 1, 2017, so that 40% ($1.4 million) of each Berman Annual Stock Grant will be subject to time vesting in four equal annual installments over four years and 60% ($2.1 million) of each Berman Annual Stock Grant will be subject to three year “cliff vesting” (i.e. payment is based upon performance at the close of the three year performance period), with vesting of each Berman Annual Stock Grant determined by the following performance measures: (a) total shareholder return as compared to the Russell 2000 Index (weighted 50%), (b) net revenue growth as compared to our peer group (weighted 25%) and (c) EBITDA growth as compared to our peer group (weighted 25%); and (iii) modification of the performance measures for award of his Annual Performance Bonus equal to up to 300% of Base Salary (“Berman Annual Bonus”) provided for under Section 3(d) of his Employment Agreement, effective as of January 1, 2017, so that the performance measures will be based only upon net revenues and EBITDA, with each performance measure weighted 50%, and with the specific performance criteria applicable to each Berman Annual Bonus determined by the Compensation Committee during the first quarter of each fiscal year; and (iv) increase Mr. Berman’s base salary to $1,450,000 effective June 1, 2016 subject to annual increases of at least $25,000 per year thereafter.

On August 23, 2011 we entered into an amended employment agreement with John J. (Jack) McGrath whereby he became Chief Operating Officer. As disclosed in greater detail below, Mr. McGrath’s employment agreement also provides for fixed and adjustable bonuses payable based upon adjusted EPS targets set in the agreement, based upon input from our outside consulting firm, with the adjustable bonus capped at a maximum of 125% of base salary. On March 31, 2015, the Compensation Committee increased for 2015 the performance bonus that can be earned by Mr. McGrath from a maximum of up to 125% of his base salary to a maximum of up to 150% of his base salary, subject to achievement of certain performance based conditions established by the Committee, and also awarded Mr. McGrath the opportunity to earn an additional $925,000 of restricted stock subject to achievement of certain performance based vesting conditions. On September 29, 2016 we entered into a Fourth Amendment to the employment agreement with Mr. McGrath which provides, among other things, for (i) extension of the term to December 31, 2020; (i) modification of the performance and vesting standards for each Annual Restricted Stock Grant (“McGrath Annual Stock Grant”) provided for under Section 3(d) of his Employment Agreement, effective as of January 1, 2017, as follows: each McGrath Annual Stock Grant will be equal to $1 million, and 40% ($0.4 million) of each McGrath Annual Stock Grant will be subject to time vesting in four equal annual installments over four years, and 60% ($0.6 million) of each McGrath Annual Stock Grant will be subject to three year “cliff vesting” (i.e. vesting is based upon satisfaction of the performance measures at the close of the three year performance period), determined by the following performance measures: (A) total shareholder return as compared to the Russell 2000 Index (weighted 50%), (B) net revenue growth as compared to our peer group (weighted 25%) and (C) growth in Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) as compared to our peer group (weighted 25%); and (iii) modification of the Annual Performance Bonus (“McGrath Annual Bonus”) provided for under Section 3(e) of his Employment Agreement, effective as of January 1, 2017, as follows: the McGrath Annual Bonus will be equal to up to 125% of base salary, and the actual amount will be determined by performance measures based upon net revenues and EBITDA, each performance measure weighted 50%, and with the specific performance criteria applicable to each McGrath Annual Bonus determined by the Compensation Committee during the first quarter of each fiscal year, and payable in cash (up to 100% of base salary) and shares of our common stock (any excess over 100% of base salary) with the shares of stock vesting over three years in equal quarterly installments.

 Effective April 1, 2018, we entered into an employment agreement with Brent T. Novak whereby he became our Executive Vice President and Chief Financial Officer. As disclosed in greater detail below, Mr. Novak’s employment agreement provides for a performance-based bonus award equal to up to 125% of his base salary for the 2018-2020 fiscal years, which annual bonus shall be determined by the same performance criteria as established by the Compensation Committee of the Board for the applicable fiscal year for the Company’s Chairman/CEO and its Chief Operating Officer each year pursuant to their respective employment agreements, and shall be payable in cash and Restricted Stock Units in the same proportions and calculated in the same manner as provided for the Company’s Chief Operating Officer under such officer’s employment agreement, or if no such employment agreement is in effect, then as provided for in the employment agreement with the Company’s Chairman/CEO, except that the portion payable in Restricted Stock would be payable in Restricted Stock Units.

While the Compensation Committee did not establish target performance levels for our former Chief Financial Officer, Joel Bennett, it did consider similar factors when determining such officer’s bonus. On February 18, 2014, we entered into a Continuation and Extension of Term of Employment Agreement with respect to Mr. Bennett’s Employment Agreement dated October 21, 2011 such that it is deemed to have been renewed and continued from January 1, 2014 without interruption and it was extended through December 31, 2015. On June 11, 2015 Mr. Bennett’s employment agreement was extended through December 31, 2017. On December 27, 2017, we entered into a letter agreement with our Mr. Bennett (the “Letter Agreement”), which provided for his stepping down from his position following completion of our annual report for the 2017 fiscal year or such earlier date that a successor has been named and transitioned to the office of Chief Financial Officer. The Letter Agreement provides, among other things, that Mr. Bennett will receive a severance payment in a maximum amount of up to 15 month’s salary, accelerated vesting of a portion of his restricted stock units and continued health care coverage for up to 12 months, and it requires Mr. Bennett to comply with confidentiality, non-disparagement and cooperation obligations.

The current employment agreements with our named executive officers also give the Compensation Committee the authority to award additional compensation to each of them as it determines in the Committee’s sole discretion based upon criteria it establishes.

The Compensation Committee also annually reviews the overall compensation of our named executive officers for the purpose of determining whether discretionary bonuses should be granted. The Compensation Committee annually reviews the base salaries, annual bonuses, total cash compensation, long-term compensation and total compensation of our senior executive officers relative to those companies. The performance comparison utilized by the Compensation Committee includes a comparison of our total shareholder return, earnings per share growth, sales, net income (and one-year growth of both measures) to the peer group companies. The Compensation Committee reviews this information along with details about the components of each named executive officer’s compensation. In 2018, after consultation with WTW, the Compensation Committee determined to continue using the performance criteria presented in WTW’s 2017 report to the Compensation Committee comparing our performance, size and executive compensation levels to those of peer group companies.

Peer Group

One of the factors considered by the Compensation Committee is the relative performance and the compensation of executives of peer group companies, which are comprised of a group of companies selected in conjunction with WTW that we believe provides relevant comparative information and represent a cross-section of publicly-traded companies with product lines and businesses similar to our own throughout the comparison period. The composition of the peer group is reviewed annually and adjusted as circumstances warrant. For the last fiscal year, the peer group companies utilized for executive compensation analysis, which remained the same as in the previous year, were:

        ●    Activision Blizzard, Inc.
        ●    Deckers Outdoor Corporation
        ●    Electronic Arts, Inc.
        ●    Hasbro, Inc.
        ●    Mattel, Inc.
        ●    Take-Two Interactive, Inc.

Elements of Executive Compensation

The compensation packages for the Company’s senior executives have both performance-based and non-performance based elements. Based on its review of each named executive officer’s total compensation opportunities and performance, and the Company’s performance, the Compensation Committee determines each year’s compensation in the manner that it considers to be most likely to achieve the objectives of our executive compensation program. The specific elements, which include base salary, annual cash incentive compensation and long-term equity compensation, are described below.

The Compensation Committee has negative discretion to adjust performance results used to determine annual incentive and the vesting schedule of long-term incentive payouts to the named executive officers and has discretion to grant bonuses even if the performance targets were not met.

Base Salary

Mr. Berman received compensation in 2016 pursuant to the terms of his employment agreement, Mr. McGrath became an executive officer on August 23, 2011 pursuant to the terms of an amendment to his employment agreement, and Mr. Novak became an executive officer when he entered into an employment agreement on April 1, 2018. As discussed in greater detail below, the employment agreement for Mr. Berman was to expire on December 31, 2010. Effective November 11, 2010, Mr. Berman entered into an amended and restated employment agreement, which was further amended in 2012 and 2016. Pursuant to the terms of their employment agreements as in effect on December 31, 2013, Messrs. Berman and McGrath each receive a base salary which is increased automatically each year by at least $25,000 for Mr. Berman and $15,000 for Mr. McGrath. Mr. Novak’s employment agreement does not provide for automatic annual increases in base salary. Any further increase in base salary, as the case may be, is determined by the Compensation Committee based on the Committee’s analysis of a combination of two factors: the salaries paid in peer group companies to executives with similar responsibilities, and evaluation of the executive’s unique role, job performance and other circumstances. Evaluating both of these factors allows us to offer a competitive total compensation value to each individual named executive officer that takes into account the unique attributes of and circumstances relating to each individual and marketplace factors. This approach has allowed us to continue to meet our objective of offering a competitive total compensation value and attracting and retaining key personnel. Based on its review of these factors, the Compensation Committee determined not to increase the base salary of each of Messrs. Berman, McGrath and Bennett above the contractually required minimum increase in 2016 -2018 as unnecessary to maintain our competitive total compensation position in the marketplace.

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

The employment agreements in effect during 2018 for Messrs. Berman, McGrath and Novak provided for an incentive bonus award (payable in cash and restricted stock for Messrs. Berman and McGrath, and in cash and restricted stock units for Mr. Novak) based on a percentage of each participant’s base salary if the performance goals set by the Compensation Committee are met for that year. The employment agreements for Messrs. Berman and McGrath mandated that the specific criteria to be used is growth in net sales, EBITDA and total shareholder return, and the Committee sets the various target thresholds to be met to earn increasing amounts of the bonus up to a maximum of 300% of base salary for Mr. Berman and 125% for Messrs. McGrath and Novak, although the Compensation Committee has the ability to increase the maximum in its discretion. Mr. Novak’s employment agreement provides for his criteria to be similar to Mr. McGrath’s. Commencing in 2012, the Committee is required to meet to establish criteria for earning the annual performance bonus (and with respect to Mr. Berman, any additional annual performance bonus) during the first quarter of the year. As described elsewhere herein, Mr. Berman’s employment agreement was further amended in 2016.

The employment agreements in effect on January 1, 2017 for Messrs. Berman, McGrath and Bennett contemplated that the Compensation Committee may grant discretionary bonuses in situations where, in its sole judgment, it believes they are warranted. The Committee approaches this aspect of the particular executive’s compensation package by looking at the other components of the executive’s aggregate compensation and then evaluating if any additional compensation is appropriate to meet our compensation goals. As part of this review, the Committee, with information from WTW, collects information about the total compensation packages in and various indicia of performance by the peer group such as sales, one-year sales growth, net income, one-year net income growth, market capitalization, size of companies, one- and three-year stockholder returns, etc. and then compares such data to our corresponding performance data. Based upon our philosophy of executive compensation described above, the Committee approved a discretionary bonus for 2016 of $652,500 for Mr. Berman and discretionary bonuses for 2017 to Messrs. Berman and McGrath of $750,000 and $138,000, respectively. No discretionary bonuses were awarded for 2018.

Long-Term Compensation

Long-term compensation is an area of particular emphasis in our executive compensation program because we believe that these incentives foster the long-term perspective necessary for our continued success. This emphasis is in keeping with our compensation program objective of aligning a significant portion of each executive’s total compensation with our long-term performance and the interests of our shareholders.

Historically, our long-term compensation program has focused on the granting of stock options that vested over time. However, commencing in 2006 we began shifting the emphasis of this element of compensation, and we currently favor the issuance of restricted stock awards or units. The Compensation Committee believes that the award of full-value shares that vest over time is consistent with our overall compensation philosophy and objectives, as the value of the restricted stock and units vary based upon the performance of our common stock, thereby aligning the interests of our executives with our shareholders. The Committee has also determined that awards of restricted stock awards and units are anti-dilutive as compared to stock options inasmuch as it feels that less restricted awards have to be granted to match the compensation value of stock options.

Mr. Berman’s 2010 amended and restated employment provided for annual grants of $500,000 of restricted stock which vest in equal annual installments through January 1, 2017, which was one year following the life of the agreement, subject to meeting the 3% vesting condition, as defined in the agreement. As described in greater detail below, pursuant to the 2012 amendment, commencing in 2013, this bonus changed to $3,500,000 of restricted stock, part of which vests over four years and part of which are subject to performance milestones with cliff vesting spread out over three years. Mr. McGrath’s amended employment agreement provides for annual grants of $75,000 of restricted stock which vests in equal installments over three years subject to meeting certain EPS milestones. As explained in greater detail below (see “Employment Agreements and Termination of Employment Arrangement”), it was changed to $1,000,000 of restricted stock effective January 1, 2017 subject in part to time vesting over four years and in part to performance milestones with cliff vesting spread over three years. Mr. Novak’s employment agreement provides for annual grants of $750,000 of restricted stock units subject in part to time vesting over three years and in part to performance milestones with cliff vesting spread over three years. The milestone targets for each of these employment agreements are established by the Compensation Committee during the first quarter of each year. The Company did not meet the vesting requirements contained in either employment agreement for 2016, so both of Messrs. Berman and McGrath forfeited their stock awards. As explained in greater detail below (see “Employment Agreements and Termination of Employment Arrangements”), Mr. Berman’s employment agreement also provides for an annual performance bonus. Commencing in 2012, the criteria for earning such bonus are to be established by the Compensation Committee. This bonus, if earned, is payable partially in cash and partially in shares of restricted common stock. Mr. Berman did not earn this bonus for 2018.

After a review of all of the factors discussed above, the Compensation Committee determined that, in keeping with our compensation objectives, Mr. Berman was not awarded a long term bonus for 2018.

Other Benefits and Perquisites

Our executive officers participate in the health and dental coverage, life insurance, paid vacation and holidays, 401(k) retirement savings plans and other programs that are generally available to all of the Company’s employees.

The provision of any additional perquisites to each of the named executive officers is subject to review by the Compensation Committee. Historically, these perquisites include payment of an automobile allowance and matching contributions to a 401(k) defined contribution plan. In 2018, the named executive officers were granted the following perquisites: automobile allowance and 401(k) plan matching contribution for Messrs. Berman, McGrath, Novak and Bennett; and a life insurance benefit for Mr. Berman. We value perquisites at their incremental cost in accordance with SEC regulations.

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

Change of Control/Termination Agreements

We recognize that, as with any public company, it is possible that a change of control may take place in the future and that the threat or occurrence of a change of control can result in significant distractions of key management personnel because of the uncertainties inherent in such a situation. We further believe that it is essential and in the best interests of the Company and our shareholders to retain the services of our key management personnel in the event of the threat or occurrence of a change of control and to ensure their continued dedication and efforts in such event without undue concern for their personal financial and employment security. In keeping with this belief and its objective of retaining and motivating highly talented individuals to fill key positions, which is consistent with our general compensation philosophy, the employment agreement for named chief executive officers contain provisions which guarantee specific payments and benefits upon a termination of employment without good reason following a change of control of the Company. In addition, the employment agreements also contain provisions providing for certain lump-sum payments if the executive is terminated without “cause” or if we materially breach the agreement leading the affected executive to terminate the agreement for good reason, as applicable.

Additional details of the terms of the change of control agreements and termination provisions outlined above are provided below.

Impact of Accounting and Tax Treatments

Section 162(m) of the Internal Revenue Code (the “Code”) prohibits publicly held companies like us from deducting certain compensation to any one named executive officer in excess of $1,000,000 during the tax year. However, with respect to Messrs. Berman and McGrath, the amended Section 162(m) provides that, to the extent that compensation is based on the attainment of performance goals set by the Compensation Committee pursuant to plans approved by the Company’s shareholders, the compensation is not included for purposes of arriving at the $1,000,000.

The Company, through the Compensation Committee, intends to attempt to qualify executive compensation as tax deductible to the extent feasible and where it believes it is in our best interests and in the best interests of our shareholders. However, the Committee does not intend to permit this arbitrary tax provision to distort the effective development and execution of our compensation program. Thus, the Committee is permitted to and will continue to exercise discretion in those instances in which mechanistic approaches necessary to satisfy tax law considerations could compromise the interests of our shareholders. Because of the uncertainties associated with the application and interpretation of Section 162(m) and the regulations issued thereunder, there can be no assurance that compensation intended to satisfy the requirements for deductibility under Section 162(m) will in fact be deductible.

Compensation Risk Management

As part of its annual review of our executive compensation program, the Compensation Committee reviews with management the design and operation of our incentive compensation arrangements for senior management, including executive officers, to determine if such programs might encourage inappropriate risk-taking that could have a material adverse effect on the Company. The Committee considers, among other things, the features of the Company’s compensation program that are designed to mitigate compensation-related risk, such as the performance objectives and target levels for incentive awards (which are based on overall Company performance), and its compensation recoupment policy. The Compensation Committee also considers our internal control structure which, among other things, limits the number of persons authorized to execute material agreements, requires approval of our Board of Directors for matters outside of the ordinary course and its whistle blower program. Based upon the above, the Committee concluded that any risks arising from the Company’s compensation plans, policies and practices are not reasonably likely to have a material adverse effect on the Company.

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

Pay Ratio Disclosure Rule

Pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd – Frank Act”), the SEC adopted a rule requiring annual disclosure of the ratio of the median employee’s annual total compensation to the total annual compensation of the principal executive officer ("PEO"). Our PEO is Mr. Berman. Our calculation of the ratio of the median employee compensation to our PEO’s compensation for the year ended December 31, 2018 is set forth below.

Median Employee total annual compensation (excluding Mr. Berman)	$72,475
Mr. Berman’s total annual compensation	$1,737,938
Ratio of PEO to Median Employee Compensation	4.2%

Mr. Berman’s total annual compensation used in the calculation above represents the gross amount reported on Form W-2 for 2018. This amount significantly differs from the 2018 amount of $3.5 million shown on the Summary Compensation Table. The Summary Compensation table includes $1.9 million of restricted stock awards granted on January 1, 2018, none of which were earned and vested as of December 31, 2018. The total amount of compensation earned by Mr. Berman in 2018 related to vested restricted stock awards and included in his total annual compensation above approximated $189,000.

In determining the median employee, a listing was prepared of all employees that received compensation for the year ended December 31, 2018. The median amount was selected from the annualized list. As of December 31, 2018, the Company employed 634 persons, of which 265 are based outside of the United States.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis (the “CD&A”) for the year ended December 31, 2018. In reliance on the reviews and discussions referred to above, the compensation committee recommended to the Board, and the Board has approved, that the CD&A be furnished in the annual report on Form 10-K for the year ended December 31, 2018.

By the Compensation Committee of the Board of Directors:

Michael S. Sitrick, Chairman
Rex H. Poulsen, Member
Michael J. Gross, Member

Summary Compensation Table– 2016-2018

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Stephen G. Berman	2018	1,500,000	—	1,925,000	—	—	—	39,027	3,464,027
Chief Executive Officer,	2017	1,475,000	750,000	1,925,000	—	—	—	30,000	4,180,000
President and Secretary	2016	1,372,916	652,500	—	—	—	—	30,000	2,055,416

John J. McGrath	2018	705,000	—	550,000	—	—	—	28,150	1,283,150
Chief Operating Officer	2017	690,000	138,000	550,000	—	—	—	26,400	1,404,400
	2016	675,000	—	—	—	—	—	26,400	701,400

Joel M. Bennett (3)	2018	682,071	—	—	—	—	—	28,250	710,321
Former Executive Vice President	2017	505,000	—	161,700	—	—	—	24,000	690,700
and Chief Financial Officer	2016	490,000	—	—	—	—	—	24,000	514,000

Brent T. Novak	2018	378,750	—	525,000	—	—	—	9,000	912,750
Executive Vice President	2017	—	—	—	—	—	—	—	—
and Chief Financial Officer	2016	—	—	—	—	—	—	—	—

(1)
For Messrs. Berman and McGrath, the grant-date fair value of the awards assuming 100% achievement of the applicable performance conditions totaled $3.5 million and $1.0 million, respectively, in both 2017 and 2018. For Messrs. Bennett and Novak, the grant-date fair value of the awards assuming 100% achievement of the applicable performance conditions totaled $294,000 in 2017 and $750,000 in 2018, respectively.

(2)
Represents automobile allowances paid in the amount of $18,000, $18,000 and $17,291 for Mr. Berman for 2016, 2017 and 2018, respectively, $14,000 per year for 2016, 2017 and 2018 for Mr. McGrath, $9,000 in 2018 for Mr. Novak and $12,000, $12,000 and $14,500 for Mr. Bennett for 2016, 2017 and 2018, respectively; The amounts include matching contributions made by us to the Named Executive Officer’s 401(k) defined contribution plan in the amount of $12,000, $12,000 and $13,750, respectively, for 2016, 2017 and 2018, for each of Messrs. Berman, McGrath and Bennett and includes $7,985 related to a life insurance policy for Mr. Berman in 2018. See “Employee Pension Plan.”

(3)	Mr. Bennett’s employment terminated in March 2018. Compensation consists of $105,208 of salary, vacation and personal day payout of $71,863 and severance pay of $505,000.

The following table sets forth certain information regarding all equity-based compensation awards outstanding as of December 31, 2018 by the Named Officers:

Outstanding Equity Awards At Fiscal Year-end

Option Awards						Stock Awards / Units
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Stephen G. Berman	—	—	—	—	—	2,113,880	3,107,404	—	—

John J. McGrath	—	—	—	—	—	603,671	887,396	—	—

Brent T. Novak	—	—	—	—	—	357,143	525,000	—	—

(1)	The product of (x) $1.47 (the closing sale price of the common stock on December 31, 2018) multiplied by (y) the number of unvested restricted shares or units outstanding.

The following table sets forth certain information regarding amount realized upon the vesting and exercise of any equity-based compensation awards during 2018 by the Named Executive Officers:

Options Exercises And Stock Vested-2018

	Option Awards		Stock Awards / Units
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Stephen G. Berman	—	—	80,829	188,661

John J. McGrath	—	—	22,798	53,239

Joel M. Bennett	—	—	22,835	51,949

Brent T. Novak	—	—	—	—

Potential Payments upon Termination or Change in Control

The following tables describe potential payments and other benefits that would have been received by each Named Officer at, following or in connection with any termination, including, without limitation, resignation, severance, retirement or a constructive termination of such Named Officer, or a change in control of our Company or a change in such Named Officer’s responsibilities on December 31, 2018. The potential payments listed below assume that there is no earned but unpaid base salary at December 31, 2018.

Stephen G. Berman

	Upon Retirement	Quits For “Good Reason” (3)	Upon Death (4)	Upon “Disability” (5)	Termination Without “Cause”	Termination For “Cause” (6)	Involuntary Termination In Connection with Change of Control(7)
Base Salary	$—	$3,033,072	$—	$—	$3,033,072	$—	$6,704,941	(8)
Restricted Stock (1)	—	3,107,404	—	—	3,107,404	—	3,107,404
Annual Cash Incentive Award (2)	—	—	—	—	—	—	—

(1) The product of (x) $1.47 (the closing sale price of the common stock on December 31, 2018) multiplied by (y) the number of unvested restricted shares outstanding.
(2) Assumes that if the Named Officer is terminated on December 31, 2018, they were employed through the end of the incentive period and no bonus was earned and unpaid.

(3) Defined as (i) our violation or failure to perform or satisfy any material covenant, condition or obligation required to be performed or satisfied by us, or (ii) the material change in the nature, titles or scope of the duties, obligations, rights or powers of the Named Officer’s employment resulting from any action or failure to act by us.

(4) Under the terms of Mr. Berman’s employment agreement (see “Employment Agreements”), the provision of health care coverage for Mr. Berman’s children will continue until they reach the maximum age at which a child can be covered as a matter of law under a parent’s policy in the event of his death during the term of his employment agreement.

(5) Defined as the Named Officer’s inability to perform his duties by reason of any disability or incapacity (due to any physical or mental injury, illness or defect) for an aggregate of 180 days in any consecutive 12-month period.

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

(7) Section 280G of the Code disallows a company’s tax deduction for what are defined as “excess parachute payments” and Section 4999 of the Code imposes a 20% excise tax on any person who receives excess parachute payments. As discussed above, Mr. Berman is entitled to certain payments upon termination of his employment, including termination following a change in control of our Company. Under the terms of his employment agreement (see “Employment Agreements”), Mr. Berman is entitled to the full amount of the payments and benefits payable in the event of a Change in Control (as defined in the employment agreement) even if it triggers an excise tax imposed by the tax code if the net after-tax amount would still be greater than reducing the total payments and benefits to avoid such excise tax.

(8) Under the terms of Mr. Berman’s employment agreement (see “Employment Agreements”), if a change of control occurs and within two years thereafter Mr. Berman is terminated without “Cause” or quits for “Good Reason,” then he has the right to receive a payment equal to 2.99 times his then current base amount as defined in section 280(G) of the Code (which was $2,225,919 in 2018) and continued health care coverage.

John J. McGrath

	Upon Retirement	Quits For “Good Reason” (3)	Upon Death	Upon “Disability” (4)	Termination Without “Cause”	Termination For “Cause” (5)	Involuntary Termination In Connection with Change of Control(6)
Base Salary	$—	$—	$—	$—	$1,410,000	$—	$1,410,000
Restricted Stock (1)	—	—	—	—	887,396	—	887,396
Annual Cash Incentive Award (2)	—	—	—	—	—	—	—

(1) The product of (x) $1.47 (the closing sale price of the common stock on December 31, 2018) multiplied by (y) the number of unvested restricted shares outstanding.
(2) Assumes that if the Named Officer is terminated on December 31, 2018, they were employed through the end of the incentive period and no bonus was earned and unpaid.

(3) Defined as following a Change of Control (i) any material reduction of the Named Officer’s base salary, (ii) relocation of the Named Officer’s principal place of employment by more than thirty miles, or (iii) the material change in the nature, titles or scope of the duties, obligations, rights or powers of the Named Officer’s employment resulting from any action or failure to act by us.

(4) Defined as a Named Officer’s inability to perform his duties by reason of any disability or incapacity (due to any physical or mental injury, illness or defect) for an aggregate of 90 days in any consecutive 12-month period.

(5) Defined as (i) the Named Officer’s conviction of, or entering a plea of guilty or nolo contendere (which plea is not withdrawn prior to its approval by the court) to, a felony offense or other crime and either the Named Officer’s failure to perfect an appeal of such conviction prior to the expiration of the maximum period of time within which, under applicable law or rules of court, such appeal may be perfected or, if he does perfect such an appeal, the sustaining of his conviction of a felony offense on appeal; or (ii) the determination by our Board of Directors, after due inquiry, based on convincing evidence, that the Named Officer has:

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

(C) willfully, or because of gross or persistent inaction, failed properly to perform his duties or acted in a manner detrimental to, or adverse to our interests; or

(D) violated, or failed to perform or satisfy any material covenant, condition or obligation required to be performed or satisfied by him under his employment agreement with us; and that, in the case of any violation or failure referred to in clause (B), above, such violation is reasonably expected to have a significant detrimental effect on our Company (or any subsidiary).

(6) Under the terms of Mr. McGrath’s employment agreement (see “Employment Agreements”), if a change of control occurs and within one year thereafter Mr. McGrath is terminated without “Cause” or quits for “Good Reason”, then he has the right to receive a payment equal to the greater of two times his then current base salary or the payments due for the remainder of the term of his employment agreement.

Brent T. Novak

	Upon Retirement	Quits For “Good Reason” (3)	Upon Death	Upon “Disability”	Termination Without “Cause”	Termination For “Cause” (4)	Involuntary Termination In Connection with Change of Control(5)
Base Salary	$—	$1,066,400	$—	$—	$1,066,400	$—	$1,066,400
Restricted Stock Units (1)	—	525,000	—	—	525,000	—	525,000
Annual Cash Incentive Award (2)	—	—	—	—	—	—	—

(1) The product of (x) $1.47 (the closing sale price of the common stock on December 31, 2018) multiplied by (y) the number of unvested restricted stock units outstanding.
(2) Assumes that if the Named Officer is terminated on December 31, 2018, they were employed through the end of the incentive period and no bonus was earned and unpaid.

(3) Defined as (i) any material reduction of the Named Officer’s base salary, (ii) relocation of the Named Officer’s principal place of employment by more than thirty miles, or (iii) the material change in the nature, titles or scope of the duties, obligations, rights or powers of the Named Officer’s employment resulting from any action or failure to act by us.

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

(5) Under the terms of Mr. Novak’s employment agreement (see “Employment Agreements”), if a change of control occurs and within one year thereafter Mr. Novak is terminated without “Cause” or quits for “Good Reason”, then he has the right to receive a payment equal to two times his then current base salary and continued health care coverage.

Compensation of Directors

Analogous to our executive compensation philosophy, it is our desire to similarly compensate our non-employee Directors for their services in a way that will serve to attract and retain highly qualified members of the Board. As changes in securities laws require greater involvement by, and places additional burdens on, a company’s Directors, it becomes even more necessary to locate and retain highly qualified Directors. As such, after consulting with Lipis Consulting Inc., the Compensation Committee developed and the Board approved a structure for the compensation package of our non-employee Directors so that the total compensation package of our non-employee Directors would be at approximately the median total compensation package for non-employee Directors in our peer group.

In December 2009, our Board of Directors, after consulting with our prior consultant, changed the compensation package for non-employee Directors as of January 1, 2010 by (i) increasing the annual cash stipend to $75,000, (ii) eliminating meeting fees for attendance at both Board and committee meetings, (iii) increasing the annual fees paid to committee chairs and the members of the audit committee, (iv) decreasing by $25,000 the value of the annual grant of restricted shares of our common stock to $100,000 and (v) imposing minimum shareholding requirements. Specifically, the chair of the Audit Committee receives an annual fee of $30,000, each member of the Audit Committee receives a $15,000 annual fee (including the chair), the chair of the Compensation Committee and the Nominating and Governance Committee each receives an annual fee of $15,000, and each member of such committees (including the chair) receives an annual fee of $10,000. Newly-elected non-employee Directors will receive a portion of the foregoing annual consideration, prorated according to the portion of the year in which they serve in such capacity.

In February 2010 our Board determined the terms for the minimum shareholding requirements. Pursuant to the new minimum shareholding requirements, each director will be required to hold shares with a value equal to at least two times the average annual cash stipend paid to the director during the prior two calendar years. To illustrate: if an average Director wishes to sell shares in 2019, he will have to hold shares with a market value of at least $205,411 prior to and following any sale of shares calculated as of the date of the sale, such $205,411 minimum calculated by taking the average cash stipend of $102,706 paid during the prior two years multiplied by two.

The following table sets forth the compensation we paid to our non-employee Directors for our fiscal year ended December 31, 2018:

Director Compensation

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Murray L. Skala	2018	75,000	97,713	(1)	—	—	—	—	172,713
Rex H. Poulsen	2018	130,000	97,713	(1)	—	—	—	—	227,713
Michael S. Sitrick	2018	110,000	97,713	(1)	—	—	—	—	207,713
Alexander Shoghi	2018	90,000	97,713	(1)	—	—	—	—	187,713
Michael J. Gross	2018	100,000	97,713	(1)	—	—	—	—	197,713
Zhao Xiaoqiang	2018	100,000	97,713	(1)	—	—	—	—	197,713

(1) The value of the shares was determined by taking the product of (a) 41,580 shares of restricted stock multiplied by (b) $2.35, the last sales price of our common stock on January 1, 2018, as reported by Nasdaq, the date prior to the date the shares were granted, all of which shares vested on January 1, 2019.

Employment Agreements and Termination of Employment Arrangements

We entered into an amended and restated employment agreement with Mr. Berman on November 11, 2010. We entered into an amended employment agreement with Mr. McGrath on August 23, 2011 when he became our Chief Operating Officer. We entered into a new employment agreement with Mr. Novak on April 1, 2018 when he became our Chief Financial Officer.

On November 11, 2010, we entered into a second amended and restated employment agreement with Mr. Berman that extended the term of his agreement to December 31, 2015 and provides, among other things, new provisions for (i) an annual salary of $1,140,000 in 2011 and annual increases thereafter at the discretion of the Board but no less than $25,000; (ii) an annual restricted stock award of $500,000 of our common stock commencing January 1, 2011, subject to vesting in equal installments through January 1, 2017, except that the vesting of each annual $500,000 award is conditioned on EPS (defined as our net income per share of our common stock, calculated on a fully diluted basis) for the fiscal year in which the shares are issued being equal to minimum EPS as follows: $1.41 for 2011, $1.45 for 2012, $1.49 for 2013, $1.54 for 2014, and $1.59 for 2015. If the minimum EPS vesting condition for the first tranche is not met, then the $500,000 grant lapses, but if the vesting condition is satisfied for the first tranche of the $500,000 grant, then each subsequent tranche of the $500,000 grant will vest; (iii) an annual performance bonus as follows: (x) 2010 bonus (previously established in March 2010) remains unchanged except that 20% of the bonus will be paid in restricted stock which will vest in six equal annual installments of 14.5% of the number of shares, the first on the date in 2011 that the bonus is determined to have been earned, and a seventh and final installment of 13% of the shares on January 1, 2017, and (y) for years commencing January 1, 2011, an amount equal to up to 200% of base salary, to be paid in stock and cash (20-40% in stock, in the percentages set forth on Exhibit E to the agreement), bonus criteria using “Adjusted” EPS growth (as defined in the agreement) to be determined by our Compensation Committee in the first quarter of each fiscal year, except that "Adjusted" EPS criteria (but not vesting) for 2011 shall range from $1.37 - $1.78 as stated in Exhibit D to the agreement, and shares will vest in equal annual installments commencing with the date the Bonus for a fiscal year is determined to have been earned and thereafter on January 1 in each subsequent year until the final installment on January 1, 2017, and (z) an additional bonus equal to 100% of base salary to be paid entirely in restricted stock; the criteria and vesting schedules to be determined by our Compensation Committee in the first fiscal quarter of each year, using criteria to be selected by such Committee which are in its discretion such as grown in net sales, return on invested capital, growth in free cash flow, total shareholder return (or any combination); (iv) restrictions on sale of our securities such that he cannot sell any shares of our common stock if his shares remaining after a sale are not equal to at least three times his then base salary; (v) life insurance in the amount of $1.5 million; (vi) severance if we terminate the agreement without cause (as defined in the agreement) or Mr. Berman terminates it for Good Reason (as defined in the agreement), in an amount equal to the base salary at termination date multiplied by the number of years and partial years remaining in the term; and (vii) restrictive covenants, change of control provisions and our ownership of certain intellectual property.

On October 19, 2011, we clarified our employment agreement with Mr. Berman and entered into a letter amendment dated October 20, 2011 which corrects and clarifies certain cross references relating to Mr. Berman’s entitlement to severance upon a qualifying termination following a change of control (as defined in his employment agreement). It also clarifies that a material change in the nature and/or scope of the duties, obligations, rights or powers of his employment under the agreement would be deemed to include his ceasing to be the Chief Executive Officer and President of a publicly traded company (one of the standards for determining whether Mr. Berman has “good reason” to terminate his employment under his employment agreement), and further provides that Mr. Berman's post-change of control severance benefits shall be payable upon a qualifying termination of employment within a two year period following a change of control (the agreement originally provided for a one year period).

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

The following description modifies and supersedes, to the extent inconsistent with, the disclosure in the preceding paragraphs. The term of Mr. Berman’s employment agreement has been extended to December 31, 2018 and provides (i) that commencing on January 1, 2013 the amount of the annual restricted stock award shall increase to up to $3.5 million, with the vesting of each annual grant to be determined by the Compensation Committee based upon performance criteria it establishes during the first quarter of the year of grant; (ii) commencing with 2013 Mr. Berman can earn an annual performance bonus described below. Part of the annual performance bonus in an amount not exceeding 300% of that year’s base salary can be earned based upon financial and non-financial factors determined annually by the Compensation Committee during the first quarter of each year. The other part of the additional annual performance bonus can be earned in an amount equal to one-half of the cash distributions we receive from DreamPlay LLC, subject to satisfaction of the following three conditions: (1) we have positive net income after deducting the aggregate annual performance bonus, (2) the aggregate annual performance bonus cannot exceed 2.9% of our net income for such year except that if our net income exceeds $385,000 for the year the percentage limitation shall be reduced to 1% and if our net income for the year exceeds $770,000 the percentage limitation is reduced to 0.5% and (3) we have received an aggregate of at least $15 million of net income from DreamPlay Toys LLC and DreamPlay LLC. The amendment also provides (i) that the portion of the annual performance bonus up to an amount equal to 200% of that year’s base salary shall be paid in cash, and any excess over 200% of such base salary shall be paid in shares of restricted stock vesting in equal quarterly installments with the initial installment vesting upon grant and the balance over three years following the award date; (ii) for a life insurance policy of $5 million or such lesser amount we can obtain for an annual premium of up to $10,000; (iii) for the reimbursement of legal fees in negotiating this amendment of up to $25,000, (iv) that the full amount of the payments and benefits payable in the event of a Change in Control (as defined in the employment agreement) shall be paid, even if it triggers an excise tax imposed by the tax code if the net after-tax amount would still be greater than reducing the total payments and benefits to avoid such excise tax, and (vi) the term “Good Reason Event” has been expanded to include a change in the composition of our Board of Directors where the majority of the Directors were not in office on September 15, 2012. This provision would have been triggered if management’s slate of nominee Directors at our 2014 Annual Meeting were elected so prior to such meeting, Mr. Berman waived such provision of his employment agreement with respect to the slate of nominees at such meeting. Mr. Berman waived the provision again following our 2017 Annual Meeting.

On June 7, 2016, we amended the employment agreement between us and Mr. Berman, our Chairman, CEO and President, and entered into Amendment Number Two to Mr. Berman’s Second Amended and Restated Employment Agreement dated November 11, 2010 (the “Employment Agreement”). The terms of Mr. Berman’s Employment Agreement have been amended as follows: (i) extension of the term until December 31, 2020; (ii) increase of Mr. Berman’s Base Salary to $1,450,000 effective June 1, 2016, subject to annual increases thereafter as determined by the Compensation Committee, with annual minimum increases of $25,000 commencing January 1, 2017; (iii) modification of the performance and vesting standards for each $3.5 million Annual Restricted Stock Grant (“Annual Stock Grant”) provided for under Section 3(b) of the Employment Agreement, effective as of January 1, 2017, so that 40% ($1.4 million) of each Annual Stock Grant will be subject to time vesting in four equal annual installments over four years and 60% ($2.1 million) of each Annual Stock Grant will be subject to three year “cliff vesting” (i.e. payment is based upon performance at the close of the three year performance period), with vesting of each Annual Stock Grant determined by the following performance measures: (a) total shareholder return as compared to the Russell 2000 Index (weighted 50%), (b) net revenue growth as compared to our peer group (weighted 25%) and (c) EBITDA growth as compared to our peer group (weighted 25%); (iv) modification of the performance measures for award of the Annual Performance Bonus equal to up to 300% of Base Salary (“Annual Bonus”) provided for under Section 3(d) of the Employment Agreement, effective as of January 1, 2017, so that the performance measures will be based only upon net revenues and EBITDA, each performance measure weighted 50%, and with the specific performance criteria applicable to each Annual Bonus determined by the Compensation Committee during the first quarter of each fiscal year; and (v) provision of health and dental insurance coverage for Mr. Berman’s children in the event of his death during the term of the Employment Agreement.

On August 23, 2011, we entered into an amended employment agreement with Mr. McGrath whereby he became our Chief Operating Officer. The amended employment agreement, which ran through December 31, 2013, provided for an annual salary of $600,000; an annual increase over the prior year’s base salary of at least $15,000; an annual award of $75,000 of restricted stock, subject to vesting in equal installments over three years, provided, however, that the initial vesting of the first installment of each year’s award is conditioned on “Adjusted” EPS (as defined in the amended agreement) for the fiscal year in which the shares are issued being equal to minimum “Adjusted” EPS as follows: 2011 vesting condition: greater of $1.41 or 3% higher than 2010 “Adjusted” EPS; 2012 vesting: greater of $1.45 or 3% higher than 2011“Adjusted” EPS; and 2013 vesting condition: greater of $1.49 or 3% higher than “Adjusted” 2012 EPS. The amended agreement also provides for an annual bonus opportunity of up to 125% of salary payable 50% in cash and 50% in restricted stock (with a four year vesting) based upon “Adjusted” EPS growth. Bonus targets for 2011 ranged from $1.37 -$1.78. Commencing in 2012 the bonus targets are to be set by the Compensation Committee.

On May 15, 2013, we entered a Second Amendment to Mr. McGrath’s Employment Agreement dated March 4, 2010 (effective January 1, 2010), as previously amended on August 23, 2011. Mr. McGrath’s employment agreement was amended as follows: (i) the term was extended by two years to December 31, 2015; (ii) it provides for two annual grants of $75,000 worth of restricted shares of common stock of the Company (A) the first such grant to be made on January 1, 2014, which grant shall vest in three annual equal installments as set forth on Exhibit B to the amendment, provided that "Adjusted" EPS (as defined in the employment agreement) for the 2014 fiscal year is equal to the greater of $1.05 or an amount that is 3% higher than the actual "Adjusted" EPS for the 2014 fiscal year; (B) the second grant to be made on January 1, 2015, which grant shall vest in two annual equal installments as set forth on Exhibit B to the amendment, provided that "Adjusted" EPS for the 2015 fiscal year is equal to the greater of $2.10 or an amount that is 3% higher than the actual "Adjusted" EPS for the 2015 fiscal year; and (iii) in each of 2014 and 2015 Mr. McGrath can earn an annual performance bonus of up to 125% of his then base salary based upon such financial (e.g., growth in EPS, return on equity, growth in the Common Stock price) and non-financial (e.g., organic growth, personnel development) factors determined annually by the Compensation Committee of the Board of Directors during the first quarter of the relevant calendar year for which the annual performance bonus criteria are being established; one-half of such bonus shall be paid in cash, and one-half in shares of restricted common stock, which shall vest in two equal annual installments, the first installment of which shall vest on the Annual Performance Bonus Award Date (as defined in the employment agreement) and thereafter on January 1 in each subsequent year until the final vesting date on January 1, 2017. On June 11, 2016, we extended Mr. McGrath’s employment agreement through December 31, 2017.

On September 29, 2016, we entered into a Fourth Amendment to the employment agreement between us and Mr. McGrath, dated March 4, 2010 (which was effective January 1, 2010) (the “Employment Agreement”). The terms of Mr. McGrath’s Employment Agreement were amended as follows: (i) extension of the term until December 31, 2020; (ii) modification of the performance and vesting standards for each Annual Restricted Stock Grant (“Annual Stock Grant”) provided for under Section 3(d) of the Employment Agreement, effective as of January 1, 2017, as follows: each Annual Stock Grant will be equal to $1 million, and 40% ($0.4 million) of each Annual Stock Grant will be subject to time vesting in four equal annual installments over four years, and 60% ($0.6 million) of each Annual Stock Grant will be subject to three year “cliff vesting” (i.e. vesting is based upon satisfaction of the performance measures at the close of the three year performance period), determined by the following performance measures: (A) total shareholder return as compared to the Russell 2000 Index (weighted 50%), (B) net revenue growth as compared to our peer group (weighted 25%) and (C) growth in Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) as compared to our peer group (weighted 25%); and (iii) modification of the Annual Performance Bonus (“Annual Bonus”) provided for under Section 3(e) of the Employment Agreement, effective as of January 1, 2017, as follows: the Annual Bonus will be equal to up to 125% of Base Salary, and the actual amount will be determined by performance measures based upon net revenues and EBITDA, each performance measure weighted 50%, and with the specific performance criteria applicable to each Annual Bonus determined by the Compensation Committee during the first quarter of each fiscal year, and payable in cash (up to 100% of Base Salary) and shares of our common stock (any excess over 100% of Base Salary) with the shares of stock vesting over three years in equal quarterly installments.

Effective February 28, 2018, we entered into a Fifth Amendment to Mr. McGrath’s Employment Agreement, to provide that if a change of control occurs and within one year thereafter Mr. McGrath is terminated without “Cause” or quits with “Good Reason”, then he has the right to receive a payment equal to the greater of two times his then current base salary or the payments due for the remainder of the term of his Employment Agreement. The Fifth Amendment amended the definition of “Cause” to mean (i) Mr. McGrath’s conviction of, or entering a plea of guilty or nolo contendere (which plea is not withdrawn prior to its approval by the court) to, a felony offense or other crime and either Mr. McGrath’s failure to perfect an appeal of such conviction prior to the expiration of the maximum period of time within which, under applicable law or rules of court, such appeal may be perfected or, if he does perfect such an appeal, the sustaining of his conviction of a felony offense on appeal; or (ii) the determination by our Board of Directors, after due inquiry, based on convincing evidence, that Mr. McGrath has: (A) committed fraud against, or embezzled or misappropriated funds or other assets of, our Company (or any subsidiary); (B) violated, or caused our Company (or any subsidiary) or any of our officers, employees or other agents, or any other individual or entity to violate, any material law, regulation or ordinance, or any material policy, rule, regulation or practice established by our Company or our Board of Directors; (C) willfully, or because of gross or persistent inaction, failed properly to perform his duties or acted in a manner detrimental to, or adverse to our interests; or (D) violated, or failed to perform or satisfy any material covenant, condition or obligation required to be performed or satisfied by him under his employment agreement with the Company; and that, in the case of any violation or failure referred to in clause (B), above, such violation is reasonably expected to have a significant detrimental effect on our Company (or any subsidiary). The Fifth Amendment provided for definition of the term “Good Reason” to mean i) any material reduction of Mr. McGrath’s base salary, (ii) relocation of Mr. McGrath’s principal place of employment by more than thirty miles, or (iii) the material change in the nature, titles or scope of the duties, obligations, rights or powers of Mr. McGrath’s employment resulting from any action or failure to act by the Company.

Effective April 1, 2018, we entered into an employment agreement with Brent T. Novak which provides that Mr. Novak will be our Executive Vice President and Chief Financial Officer at an annual salary of $505,000. Mr. Novak will also receive annual grants of $750,000 of restricted stock units (“RSUs”). The number of shares in each annual grant of RSUs will be determined by the closing price of our common stock on the last trading day prior to the day of each annual grant. Forty percent (40%), or $300,000 of each annual grant of RSUs, will be subject to three year “cliff vesting” (i.e., vesting is based upon performance at the close of the three year performance period), with vesting of each annual grant of RSUs determined by the following performance measures: (i) Total shareholder return as compared to the Russell 2000 Index (weighted 50%); (ii) Net revenue growth as compared to the Company’s peer group (weighted 25%), and (iii) EBITDA growth as compared to the Company’s peer group (weighted 25%). The remaining sixty percent (60%), or $450,000 of each annual grant of RSUs, will vest in three equal annual installments commencing on the first anniversary of the date of grant and on the second and third anniversaries thereafter. The employment agreement also contains provisions relating to benefits, change of control, and an annual performance-based bonus award equal to up to 125% of base salary for the 2018-2020 fiscal years. The annual performance bonus shall be determined by the same performance criteria as established by the Compensation Committee of the Board for the applicable fiscal year for the Company’s Chairman/CEO and its Chief Operating Officer each year pursuant to their respective employment agreements, and shall be payable in cash and Restricted Stock Units in the same proportions and calculated in the same manner as provided for the Company’s Chief Operating Officer under such officer’s employment agreement, or if no such employment agreement is in effect, then as provided for in the employment agreement with the Company’s Chairman/CEO, except that the portion payable in Restricted Stock would be payable to Mr. Novak in RSUs.

On October 21, 2011, we entered into an employment agreement with Joel M. Bennett, the Company’s former Executive Vice President and Chief Financial Officer, with a term ending on December 31, 2013. Pursuant to the new agreement, Mr. Bennett is entitled to an annual base salary of $420,000, to be increased annually by at least $15,000 over the prior year’s base salary, and will be eligible at the discretion of the Compensation Committee to receive bonuses or other compensation in the form of cash or equity-based awards upon the achievement of performance goals determined by the Board or the Compensation Committee. In the event of Mr. Bennett’s termination of employment by the Company without “cause” or by Mr. Bennett for “good reason,” in each case other than within two years following a “change in control” (each as defined in the agreement), Mr. Bennett would be entitled to receive, in addition to accrued benefits, cash severance equal to the amount of base salary payable for the remainder of his term and continuation of his medical, hospitalization and dental insurance through the remainder of his term. In the event of Mr. Bennett’s termination of employment by the Company without “cause” or by Mr. Bennett for “good reason” within two years following a “change of control,” Mr. Bennett would be entitled to receive, in addition to accrued benefits, severance equal to the higher of two times his annual base salary and his base salary payable for the remainder of his term.

On February 18, 2014, we entered into a Continuation and Extension of Term of Employment Agreement with respect to Mr. Bennett’s Employment Agreement dated October 21, 2011 such that it is deemed to have been renewed and continued from January 1, 2014 without interruption through December 31, 2015. On June 11, 2016, we extended Mr. Bennett’s employment agreement through December 31, 2017. On December 27, 2017, we entered into a letter agreement with Mr. Bennett (the “Letter Agreement”), which provided for his stepping down from his position as chief financial officer after completion of our annual report for the 2017 fiscal year or such earlier date that a successor has been named and transitioned to the office of Chief Financial Officer. The Letter Agreement provides, among other things, that Mr. Bennett will receive a severance payment in a maximum amount of up to 15 month’s salary, accelerated vesting of a portion of his restricted stock units and continued health care coverage for up to 12 months. The Letter Agreement also requires Mr. Bennett to comply with confidentiality, non-disparagement and cooperation obligations.

The foregoing is only a summary of the material terms of our employment agreements with the Named Executive Officers. For a complete description, copies of such agreements are annexed herein in their entirety as exhibits or are otherwise incorporated herein by reference.

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

Employee Benefits Plan

We sponsor for all of our U.S. employees a defined contribution plan under Section 401(k) of the Internal Revenue Code that provides that employees may defer a portion of their annual compensation subject to annual dollar limitations, and that we will make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation and further subject to federal limitations. Company matching contributions, which vest immediately, totaled $2.5 million, $2.3 million and $2.4 million for 2016, 2017 and 2018, respectively.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 The following table sets forth certain information as of March 1, 2019 with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our Directors, (3) each of our executive officers named in the Summary Compensation Table set forth under the caption “Executive Compensation”, below, and (4) all our Directors and executive officers as a group.

Name and Address of Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership (3)		Percent of Outstanding Shares (4)
Dr. Patrick Soon-Shiong	2,500,676	(5)	8.5%
Oasis Management Company Ltd.	2,161,459	(6)	7.1
Bank of America Corporation	1,572,340	(7)	5.3
Benefit Street Partners L.L.C.	2,061,218	(7A)	6.5
Renaissance Technologies LLC	2,104,200	(8)	7.2
Hong Kong Meisheng Cultural Company Limited	5,239,538	(9)	17.8
Stephen G. Berman	2,192,510	(10)	7.5
Rex H. Poulsen	175,295	(11)	*
Michael S. Sitrick	187,922	(12)	*
Murray L. Skala	211,250	(13)	*
Brent T. Novak	71,422	(13A)	*
John J. McGrath	617,751	(14)	2.1
Alexander Shoghi	125,633	(15)	*
Michael J. Gross	118,072	(16)	*
Zhao Xiaoqiang	96,285	(17)	*
All Directors and executive officers as a group (9 persons)	3,796,140	(18)	12.9

*	Less than 1% of our outstanding shares.

(1)	Unless otherwise indicated, such person’s address is c/o JAKKS Pacific, Inc., 2951 28th Street, Santa Monica, California 90405.
(2)
The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the Securities and Exchange Commission. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The percentage of our outstanding shares is calculated by including among the shares owned by such person any shares which such person or entity has the right to acquire within 60 days after March 1, 2019. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

(3)	Except as otherwise indicated, exercises sole voting power and sole investment power with respect to such shares.
(4)
Does not include, unless noted otherwise, any shares of common stock issuable upon the conversion of (i) $113.0 million of our 4.875% convertible senior notes due 2020, initially convertible at the rate of 103.7613 shares of common stock per $1,000 principal amount at issuance of the notes (but subject to adjustment under certain circumstances as described in the notes) and (ii) $29.5 million of our 3.25% convertible senior notes due 2020, currently convertible at the rate of 393.7008 shares of common stock per $1,000 principal amount of the notes (but subject to adjustment under certain circumstances as described in the notes). Does include 3,112,840 shares of common stock repurchased by the Company under a prepaid forward purchase contract under which no shares have been returned to the Company.

(5)
The address of Dr. Patrick Soon-Shiong is 10182 Culver Blvd., Culver City, CA 90232. Except for 239,622 shares, all of the shares are owned jointly with California Capital Z, LLC. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13D/A filed on July 26, 2016.

(6)
The address of Oasis Management Company Ltd. is c/o Oasis Management (Hong Kong) LLC, 21/F Man Yee Building, 68 Des Voeux Road, Central, Hong Kong. Possesses shared voting and dispositive power of such shares. Note that 1,063,553 of such shares underlie convertible senior notes. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13D/A filed on July 26, 2018.

(7)
The address of Bank of America Corporation is Bank of America Corporate Center, 100 N Tryon Street, Charlotte, NC 28255. Possesses joint dispositive power with respect to all of such shares and joint voting with respect to 1,572,340 of such shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed on February 13, 2019.

(7A)
The address of Benefit Street Partners L.L.C. is 9 West 57th Street, Suite 4920, New York, NY 10019. Possesses shared voting and dispositive power of such shares, all of which shares underlie convertible senior notes. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on January 30, 2019.

(8)
The address of Renaissance Technologies LLC is 800 Third Avenue, New York, NY 10022. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on February 13, 2019.

(9)
The address of Hong Kong Meisheng Culture Company Ltd is Room 1901, 19/F, Lee Garden One, 33 Hysan Avenue, Causeway Bay, Hong Kong. Zhao Xiaoqiang, executive director of this entity, is a director of the Company. Possesses shared voting and dispositive power with respect to all of such shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13D/A filed on January 26, 2018.

(10)
Does not include 2,380,952 shares of common stock issuable on January 1, 2019 pursuant to the terms of Mr. Berman’s January 1, 2003 Employment Agreement (as amended to date) inasmuch as we do not have sufficient shares available in our 2002 Stock Award and Incentive Plan (the “Plan”). We intend to solicit stockholder approval of an amendment to the Plan at our next Annual Meeting to increase the number of available shares and if such approval is received to promptly issue such shares. When issued, such shares will be subject to the terms of a Restricted Stock Award Agreement with Mr. Berman (the “Berman Agreement”). The Berman Agreement will provide that Mr. Berman will forfeit his rights to some or all of such 2,380,952 shares unless certain conditions precedent are met, as described in the Berman Agreement, whereupon the forfeited shares will become authorized but unissued shares of our common stock. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors. Includes 2,101,013 unvested shares which do not have voting rights.

(11)
Includes 175,295 shares of Common Stock issued pursuant to our 2002 Stock Award and Incentive Plan pursuant to which 54,705 of such shares may not be voted or sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2020. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(12)
Consists of 187,922 shares of Common Stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 54,705 of such shares may not be voted or sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2020. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(13)
Consists of 211,250 shares of Common Stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 54,705 of such shares may not be voted or sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2020. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(13A)
Includes 71,422 shares underlying a portion of the restricted stock units (“RSUs”) issued on April 1, 2018 and expected to vest on April 1, 2019 pursuant to the terms of Mr. Novak’s April 1, 2018 Employment Agreement, which RSUs are further subject to the terms of our April 1, 2018 Restricted Stock Unit Award Agreement with Mr. Novak (the “Novak Agreement”). Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(14)
Does not include 680,272 shares of common stock issuable on January 1, 2019 pursuant to the terms of Mr. McGrath’s March 4, 2010 Employment Agreement (as amended to date) inasmuch as we do not have sufficient shares available in our Plan. We intend to solicit stockholder approval of an amendment to the Plan at our next Annual Meeting to increase the number of available shares and if such approval is received to promptly issue such shares. When issued, such shares will be subject to the terms of a Restricted Stock Award Agreement with Mr. McGrath (the “McGrath Agreement”). The McGrath Agreement will provide that Mr. McGrath will forfeit his rights to some or all of such 680,272 shares unless certain conditions precedent are met, as described in the McGrath Agreement, whereupon the forfeited shares will become authorized but unissued shares of our common stock. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors. Includes 600,290 unvested shares which do not have voting rights.

(15)
Consists of 125,633 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 54,705 of such shares may not be voted or sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2020. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors. Does not include the 2,162,459 shares owned by Oasis Management Company Ltd. reported above, of which entity Alex Shoghi is a portfolio manager.

(16)
Consists of 118,072 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 54,705 of such shares may not be voted or sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2020. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(17)
Consists of 96,285 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan, pursuant to which 54,705 of such shares may not be voted or sold, mortgaged, transferred or otherwise encumbered prior to January 1, 2020. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors. Does not include the 5,239,538 shares owned by Hong Kong Meisheng Cultural Company Limited reported above, of which entity Zhao Xiaoqiang is executive director.

(18)
Includes 71,422 shares underlying RSUs. Does not include the 5,239,538 shares owned by Hong Kong Meisheng Cultural Company Limited reported above, of which entity Zhao Xiaoqiang is executive director, or 2,162,459 shares owned by Oasis Management Company Ltd. reported above, of which entity Alex Shoghi is a portfolio manager. Does not include an aggregate of 3,061,224 shares currently issuable to two executive officers but which we are currently unable to issue as reported above. Includes 3,029,533 unvested shares which do not have voting rights.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
(a)  Transactions with Related Persons
One of our directors, Murray L. Skala, is a partner in the law firm of Feder Kaszovitz LLP, which has performed, and is expected to continue to perform, legal services for us. In 2017 and 2018, we incurred approximately $2.2 million and $1.3 million, respectively, for legal fees and reimbursable expenses payable to that firm. As of December 31, 2017 and 2018, legal fees and reimbursable expenses of $0.5 million and $0.2 million, respectively, were payable to this law firm.
The owner of NantWorks, our DreamPlay Toys joint venture partner, beneficially owns 8.5% of the Company’s outstanding common stock. Pursuant to the joint venture agreements, the Company is obligated to pay NantWorks a preferred return on joint venture sales. This agreement expired on September 30, 2018.
For the years ended and as of December 31, 2017 and 2018 preferred returns earned and payable to NantWorks were nil. As of December 31, 2017 and 2018, the Company's receivable balance from NantWorks was nil.
Hong Kong Meisheng Cultural Company Limited (“Meisheng”) owns 17.8% of our outstanding common stock. On January 25, 2018, Meisheng submitted to our Board of Directors a letter containing a non-binding proposal (“Expression of Interest”) expressing Meisheng’s interest in acquiring additional shares of our common stock for $2.95 per share. Upon completion of the transaction, Meisheng’s shareholdings and voting rights would increase to 51%. The Expression of Interest states that it is subject to due diligence, and to approval by Meisheng’s Board of Directors, shareholders and Chinese regulatory authorities. Our Board of Directors has authorized a Special Committee comprised solely of independent directors to evaluate the Expression of Interest. See Item 7 "Management Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K for additional information.
We have entered into joint ventures in Hong Kong, China, with Meisheng and Meisheng Culture & Creative Corp. Meisheng Culture & Creative Corp., generated an income (loss) of $57,000 and ($57,000) in 2017 and 2018, respectively. Zhao Xiaoqiang, the control person of Meisheng, is one of our directors.
Meisheng also serves as a significant manufacturer of ours. For the years ended December 31, 2017 and 2018, we made inventory-related payments to Meisheng of approximately $35.1 million and $36.2 million, respectively. As of December 31, 2017 and 2018, amounts due Meisheng for inventory received us, but not paid totaled $3.3 million and $3.6 million, respectively
A director of the Company is a portfolio manager at Oasis Management. In August 2017, the Company agreed with Oasis Management and Oasis Investments II Master Fund Ltd., the holder of approximately $21.5 million face amount of its 4.25% convertible senior notes due in 2018, to exchange and extend the maturity date of these notes to November 1, 2020. The transaction closed on November 7, 2017. In July 2018, the Company closed a transaction with Oasis Management and Oasis Investments II Master Fund Ltd., to exchange $8.0 million face amount of the 4.25% convertible senior notes due in August 2018 with convertible senior notes.
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

(c)  Director Independence
For a description of our Board of Directors and its compliance with the independence requirements therefore as promulgated by the Securities and Exchange Commission and Nasdaq, see “Item 10- Directors, Executive Officers and Corporate Governance.”
Item 14.  Principal Accountant Fees and Services
Before our principal accountant is engaged by us to render audit or non-audit services, as required by the rules and regulations promulgated by the Securities and Exchange Commission and/or Nasdaq, such engagement is approved by the Audit Committee.
The following are the fees of BDO USA, LLP, our principal accountant, for the two years ended December 31, 2018, for services rendered in connection with the audit for those respective years (all of which have been pre-approved by the Audit Committee):

	2017	2018
Audit Fees	$1,468,199	$1,384,406
Audit Related Fees	32,292	32,718
Tax Fees	2,103	—
	$1,502,594	$1,417,124
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

PART IV
Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements (included in Item 8):

●	Reports of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2017 and 2018

●	Consolidated Statements of Operations for the years ended December 31, 2016, 2017 and 2018

●	Consolidated Statements of Other Comprehensive Income (Loss) for the years ended December 31, 2016, 2017 and 2018

●	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2017 and 2018

●	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2017 and 2018

●	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules (included in Item 8):

●	Schedule II — Valuation and Qualifying Accounts

(3)	Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated By-Laws of the Company (2)
4.1	Indenture dated July 24, 2013 by and between the Registrant and Wells Fargo Bank, N.A (3)
4.2	Form of 4.25% Senior Convertible Note (3)
4.2.1	Convertible Senior Note due November 7, 2020 (24)
4.2.2	Convertible Senior Note due November 1, 2020 (25)
4.3	Credit Agreement dated as of March 27, 2014 by and among Registrant and its U.S. wholly-owned subsidiaries and General Electric Capital Corporation (10)
4.3.1	Fourth Amendment to Credit Agreement dated as of June 5, 2015 by and among Registrant and its U.S. wholly-owned subsidiaries and General Electric Capital Corporation (20)
4.3.2	Eleventh Amendment to Credit Agreement dated as of June 14, 2018 by and among Registrant and its wholly-owned U.S. subsidiaries and Wells Fargo Bank, National Association (27)
4.4	Revolving Loan Note dated March 27, 2014 by Registrant and its U.S. wholly-owned subsidiaries in favor of General Electric Capital Corporation (10)
4.5	Indenture dated June 9, 2014 by and between the Registrant and Wells Fargo Bank, N.A (19)
4.6	Form of 4.875% Senior Convertible Note (19)
4.7	Term Loan Agreement dated as of June 14, 2018 by and among Registrant and certain of its wholly-owned subsidiaries and GACP Finance Co., LLC (27)
4.8	Term Note dated June 14, 2018 by and among Registrant and certain of its wholly-owned subsidiaries in favor of GACP II L.P. (27)
10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)

10.2.1	2008 Amendment to 2002 Stock Award and Incentive Plan (9)
10.4.1	Second Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of November 11, 2010 (11)
10.4.2	Clarification Letter dated October 20, 2011 with respect to Mr. Berman’s Second Amended and Restated employment agreement (12)
10.4.3	Amendment Number One dated September 21, 2012 to Mr. Berman’s Second Amended and Restated Employment Agreement (13)
10.4.4	Amendment Number Two dated June 7, 2016 to Mr. Berman’s Second Amended and Restated Employment Agreement (21)
10.5	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (14)
10.6	Form of Restricted Stock Agreement (10)
10.7	Employment Agreement between the Company and Joel M. Bennett, dated October 21, 2011 (12)
10.7.1	Continuation and Extension of Term of Employment Agreement Between JAKKS Pacific, Inc. and Joel M. Bennett dated February 18, 2014 (15)
10.7.2	Amendment Extending Term of Employment Agreement Between JAKKS Pacific, Inc. and Joel M. Bennett dated June 11, 2015 (20)
10.7.3	Letter Agreement dated December 27, 2017 between the Company and Joel M. Bennett (23)
10.8	Employment Agreement between the Company and John a/k/a Jack McGrath, dated March 4, 2010 (16)
10.8.1	First Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated August 23, 2011 (16)
10.8.2	Second Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated May 15, 2013 (17)
10.8.3	Third Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated June 11, 2015 (20)
10.8.4	Fourth Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated September 29, 2016 (22)
10.8.5	Fifth Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated February 28, 2018 (*)
10.9	Exchange Agreement dated November 7, 2017 between the Company and Oasis Investments II Master Fund Ltd. (24)
10.10	Exchange Agreement dated July 25, 2018 between the Company and Oasis Investments II Master Fund Ltd. (25)
10.11	Employment Agreement between the Company and Brent T. Novak, dated April 1, 2018 (26)
10.11.1	Correction Letter dated February 28, 2019 with respect to Mr. Novak’s Employment Agreement (*)
14	Code of Ethics (18)
21	Subsidiaries of the Company (*)
23.1	Consent of BDO USA, LLP (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Stephen G. Berman (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Brent T. Novak (*)
32.1	Section 1350 Certification of Stephen G. Berman (*)
32.2	Section 1350 Certification of Brent T. Novak (*)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.
(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(3)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed July 24, 2013 and incorporated herein by reference.
(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference
(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.
(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.
(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.
(9)	Filed previously as an exhibit to the Company’s Schedule 14A Proxy Statement, filed August 20, 2008, and incorporated herein by reference.
(10)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 17, 2010, and incorporated herein by reference.
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 25, 2012, and incorporated herein by reference.
(14)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.
(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed February 20, 2014, and incorporated herein by reference.
(16)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 24, 2011, and incorporated herein by reference.
(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed May 21, 2013, and incorporated herein by reference.
(18)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.
(19)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2014 and incorporated herein by reference.
(20)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 16, 2015 and incorporated herein by reference.
(21)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2016 and incorporated herein by reference.
(22)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 30, 2016 and incorporated herein by reference.
(23)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed December 29, 2017 and incorporated herein by reference.
(24)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 11, 2017 and incorporated herein by reference.
(25)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed July 26, 2018 and incorporated herein by reference.
(26)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2018 and incorporated herein by reference.
(27)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 15, 2018 and incorporated herein by reference.

(*)	Filed herewith.

Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 18, 2019	JAKKS PACIFIC, INC.

	By:	/s/ STEPHEN G. BERMAN
Stephen G. Berman
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN G. BERMAN	Director and	March 18, 2019
Stephen G. Berman	Chief Executive Officer

Chief Financial Officer
/s/ BRENT T. NOVAK	(Principal Financial Officer and	March 18, 2019
Brent T. Novak	Principal Accounting Officer)

/s/ REX H. POULSEN	Director	March 18, 2019
Rex H. Poulsen

/s/ MICHAEL S. SITRICK	Director	March 18, 2019
Michael S. Sitrick

/s/ MURRAY L. SKALA	Director	March 18, 2019
Murray L. Skala

/s/ ALEXANDER SHOGHI	Director	March 18, 2019
Alexander Shoghi

/s/ MICHAEL J. GROSS	Director	March 18, 2019
Michael J. Gross

/s/ ZHAO XIAOQIANG	Director	March 18, 2019
Zhao Xiaoqiang

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated By-Laws of the Company (2)
4.1	Indenture dated July 24, 2013 by and between the Registrant and Wells Fargo Bank, N.A (3)
4.2	Form of 4.25% Senior Convertible Note (3)
4.2.1	Convertible Senior Note due November 7, 2020 (24)
4.2.2	Convertible Senior Note due November 1, 2020 (25)
4.3	Credit Agreement dated as of March 27, 2014 by and among Registrant and its U.S. wholly-owned subsidiaries and General Electric Capital Corporation (10)
4.3.1	Fourth Amendment to Credit Agreement dated as of June 5, 2015 by and among Registrant and its U.S. wholly-owned subsidiaries and General Electric Capital Corporation (20)
4.3.2	Eleventh Amendment to Credit Agreement dated as of June 14, 2018 by and among Registrant and its wholly-owned U.S. subsidiaries and Wells Fargo Bank, National Association (27)
4.4	Revolving Loan Note dated March 27, 2014 by Registrant and its U.S. wholly-owned subsidiaries in favor of General Electric Capital Corporation (10)
4.5	Indenture dated June 9, 2014 by and between the Registrant and Wells Fargo Bank, N.A (19)
4.6	Form of 4.875% Senior Convertible Note (19)
4.7	Term Loan Agreement dated as of June 14, 2018 by and among Registrant and certain of its wholly-owned subsidiaries and GACP Finance Co., LLC (27)
4.8	Term Note dated June 14, 2018 by and among Registrant and certain of its wholly-owned subsidiaries in favor of GACP II L.P. (27)
10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.2.1	2008 Amendment to 2002 Stock Award and Incentive Plan (9)
10.4.1	Second Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of November 11, 2010 (11)
10.4.2	Clarification Letter dated October 20, 2011 with respect to Mr. Berman’s Second Amended and Restated employment agreement (12)
10.4.3	Amendment Number One dated September 21, 2012 to Mr. Berman’s Second Amended and Restated Employment Agreement (13)
10.4.4	Amendment Number Two dated June 7, 2016 to Mr. Berman’s Second Amended and Restated Employment Agreement (21)
10.5	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (14)
10.6	Form of Restricted Stock Agreement (10)
10.7	Employment Agreement between the Company and Joel M. Bennett, dated October 21, 2011 (12)
10.7.1	Continuation and Extension of Term of Employment Agreement Between JAKKS Pacific, Inc. and Joel M. Bennett dated February 18, 2014 (15)
10.7.2	Amendment Extending Term of Employment Agreement Between JAKKS Pacific, Inc. and Joel M. Bennett dated June 11, 2015 (20)
10.7.3	Letter Agreement dated December 27, 2017 between the Company and Joel M. Bennett (23)
10.8	Employment Agreement between the Company and John a/k/a Jack McGrath, dated March 4, 2010 (16)
10.8.1	First Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated August 23, 2011 (16)
10.8.2	Second Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated May 15, 2013 (17)
10.8.3	Third Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated June 11, 2015 (20)

10.8.4	Fourth Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated September 29, 2016 (22)
10.8.5	Fifth Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated February 28, 2018 (*)
10.9	Exchange Agreement dated November 7, 2017 between the Company and Oasis Investments II Master Fund Ltd. (24)
10.10	Exchange Agreement dated July 25, 2018 between the Company and Oasis Investments II Master Fund Ltd. (25)
10.11	Employment Agreement between the Company and Brent T. Novak, dated April 1, 2018 (26)
10.11.1	Correction Letter dated February 28, 2019 with respect to Mr. Novak’s Employment Agreement (*)
14	Code of Ethics (18)
21	Subsidiaries of the Company (*)
23.1	Consent of BDO USA, LLP (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Stephen G. Berman (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Brent T. Novak (*)
32.1	Section 1350 Certification of Stephen G. Berman (*)
32.2	Section 1350 Certification of Brent T. Novak (*)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.
(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(3)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed July 24, 2013 and incorporated herein by reference.
(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference
(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.
(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.
(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.
(9)	Filed previously as an exhibit to the Company’s Schedule 14A Proxy Statement, filed August 20, 2008, and incorporated herein by reference.
(10)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 17, 2010, and incorporated herein by reference.
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 25, 2012, and incorporated herein by reference.
(14)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.
(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed February 20, 2014, and incorporated herein by reference.
(16)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 24, 2011, and incorporated herein by reference.
(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed May 21, 2013, and incorporated herein by reference.
(18)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.
(19)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2014 and incorporated herein by reference.
(20)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 16, 2015 and incorporated herein by reference.
(21)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2016 and incorporated herein by reference.
(22)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 30, 2016 and incorporated herein by reference.
(23)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed December 29, 2017 and incorporated herein by reference.
(24)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 11, 2017 and incorporated herein by reference.
(25)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed July 26, 2018 and incorporated herein by reference.
(26)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2018 and incorporated herein by reference.
(27)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 15, 2018 and incorporated herein by reference.

(*)	Filed herewith.