Form 10-Q
period 2019-03-31
JAKKS PACIFIC INC
filed 2019-05-09
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission file number: 0-28104
JAKKS Pacific, Inc. (Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-4527222 (I.R.S. Employer Identification No.)

2951 28th Street Santa Monica, California (Address of Principal Executive Offices)	90405 (Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐       No   ☒
Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $.001 Par Value	JAKK	The NASDAQ Global Select Market
The number of shares outstanding of the issuer’s common stock is 29,463,689 as of May 9, 2019.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2019
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

Assets	March 31, 2019	December 31, 2018
	(Unaudited)
Current assets
Cash and cash equivalents	$42,431	$53,282
Restricted cash	4,974	4,923
Accounts receivable, net of allowance for doubtful accounts of $1,807 and $2,149 at March 31, 2019 and December 31, 2018, respectively	67,793	122,278
Inventory	44,685	53,880
Prepaid expenses and other assets	28,030	15,780
Total current assets	187,913	250,143
Property and equipment
Office furniture and equipment	11,953	11,999
Molds and tooling	104,415	108,315
Leasehold improvements	7,473	7,735
Total	123,841	128,049
Less accumulated depreciation and amortization	103,685	107,147
Property and equipment, net	20,156	20,902
Operating lease right-of-use assets	35,132	—
Intangible assets, net	16,122	17,312
Other long term assets	17,269	19,101
Goodwill	35,083	35,083
Trademarks	300	300
Total assets	$311,975	$342,841
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$27,914	$57,574
Accrued expenses	29,983	29,914
Reserve for sales returns and allowances	26,009	29,403
Short term operating lease liabilities	8,817	—
Short term debt, net	20,000	27,211
Total current liabilities	112,723	144,102
Long term operating lease liabilities	29,628	—
Convertible senior notes, net	142,411	139,792
Other liabilities	128	4,409
Income taxes payable	1,461	1,458
Deferred income taxes, net	1,430	1,431
Total liabilities	287,781	291,192
Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 29,416,541 and 29,169,913 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	30	30
Treasury stock, at cost; 3,112,840 shares	(24,000)	(24,000)
Additional paid-in capital	218,524	218,155
Accumulated deficit	(156,759)	(127,601)
Accumulated other comprehensive loss	(14,544)	(15,847)
Total JAKKS Pacific, Inc. stockholders' equity	23,251	50,737
Non-controlling interests	943	912
Total stockholders' equity	24,194	51,649
Total liabilities and stockholders' equity	$311,975	$342,841
See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended March 31, (Unaudited)
	2019	2018
Net sales	$70,826	$93,004
Cost of sales	56,486	70,045
Gross profit	14,340	22,959
Selling, general and administrative expenses	35,266	58,617
Restructuring charge	248	—
Acquisition related and other	2,867	—
Loss from operations	(24,041)	(35,658)
Income from joint ventures	—	22
Other income (expense), net	83	50
Change in fair value of convertible senior notes	(2,423)	(1,021)
Interest income	27	14
Interest expense	(3,018)	(1,936)
Loss before benefit from income taxes	(29,372)	(38,529)
Benefit from income taxes	(245)	(2,336)
Net loss	(29,127)	(36,193)
Net income attributable to non-controlling interests	31	51
Net loss attributable to JAKKS Pacific, Inc.	$(29,158)	$(36,244)
Loss per share - basic and diluted	$(1.24)	$(1.57)
Shares used in loss per share - basic and diluted	23,557	23,100
Comprehensive loss	$(27,824)	$(35,143)
Comprehensive loss attributable to JAKKS Pacific, Inc.	$(27,855)	$(35,194)
See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2019

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

Three Months Ended March 31, 2019
(Unaudited)
	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	JAKKS Pacific, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity

Balance, December 31, 2018	$30	$(24,000)	$218,155	$(127,601)	$(15,847)	$50,737	$912	$51,649
Restricted stock grants	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	618	—	—	618	—	618
Repurchase of common stock for employee tax withholding	—	—	(249)	—	—	(249)	—	(249)
Net income (loss)	—	—	—	(29,158)	—	(29,158)	31	(29,127)
Foreign currency translation adjustment	—	—	—	—	1,303	1,303	—	1,303
Balance, March 31, 2019	$30	$(24,000)	$218,524	$(156,759)	$(14,544)	$23,251	$943	$24,194

Three Months Ended March 31, 2018
(Unaudited)
	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	JAKKS Pacific, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity

Balance, December 31, 2017	$27	$(24,000)	$215,809	$(85,233)	$(13,059)	$93,544	$969	$94,513
Restricted stock grants	3	—	—	—	—	3	—	3
Stock-based compensation expense	—	—	674	—	—	674	—	674
Repurchase of common stock for employee tax withholding	—	—	(85)	—	—	(85)	—	(85)
Net income (loss)	—	—	—	(36,244)	—	(36,244)	51	(36,193)
Foreign currency translation adjustment	—	—	—	—	1,050	1,050	—	1,050
Balance, March 31, 2018	$30	$(24,000)	$216,398	$(121,477)	$(12,009)	$58,942	$1,020	$59,962
See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31, (Unaudited)
	2019	2018
Cash flows from operating activities
Net loss	(29,127)	(36,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	(93)	13,794
Depreciation and amortization	3,234	3,096
Write-off and amortization of debt issuance costs	606	242
Share-based compensation expense	618	674
Gain on disposal of property and equipment	(62)	—
Change in fair value of convertible senior notes	2,423	1,021
Changes in operating assets and liabilities:
Accounts receivable	54,578	34,735
Inventory	9,195	4,435
Prepaid expenses and other assets	(11,592)	(15,934)
Accounts payable	(28,436)	(9,934)
Accrued expenses	69	(5,000)
Reserve for sales returns and allowances	(3,394)	(2,279)
Income taxes payable	3	66
Other liabilities	83	(111)
Total adjustments	27,232	24,805
Net cash used in operating activities	(1,895)	(11,388)
Cash flows from investing activities
Purchases of property and equipment	(2,459)	(2,568)
Net cash used in investing activities	(2,459)	(2,568)
Cash flows from financing activities
Repayment of credit facility borrowings	(7,500)	(5,000)
Repurchase of common stock for employee tax withholding	(249)	(85)
Net cash used in financing activities	(7,749)	(5,085)
Net decrease in cash, cash equivalents and restricted cash	(12,103)	(19,041)
Effect of foreign currency translation	1,303	843
Cash, cash equivalents and restricted cash, beginning of period	58,205	64,977
Cash, cash equivalents and restricted cash, end of period	$47,405	$46,779
Cash paid during the period for:
Income taxes	$(61)	$331
Interest	$838	$485
As of March 31, 2019, there was $2.1 million of property and equipment included in accounts payable. As of March 31, 2018, there was $4.3 million of property and equipment included in accounts payable.
See Notes 1, 5, 6 and 9 for additional supplemental information to the condensed consolidated statements of cash flows.
See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2019
Note 1 — Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, which contains audited financial information for the three years in the period ended December 31, 2018.
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
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in ASC 605, (Topic 605), and most industry-specific guidance. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, and interim periods therein. In 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Identifying Performance Obligations and Licensing,” and ASU 2016-12, “Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients.” Entities have the choice to adopt these updates using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of these standards recognized at the date of the adoption.
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
There is no impact to the Company’s condensed consolidated financial statements resulting from the adoption of Topic 606 as the timing and measurement of revenue remained consistent with Topic 605, although the Company’s approach to revenue recognition is now based on the transfer of control. Further, there is no difference in the amounts of the revenue and cost of sales reported in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2019 and 2018 that were recognized pursuant to Topic 606 and those that would have been reported pursuant to Topic 605.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2019

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," (“ASU 2016-01”). The new guidance is intended to improve the recognition and measurement of financial instruments. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The adoption of this standard did not have an impact on the Company’s condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. On January 1, 2019, the Company adopted the new standard and uses the effective date as its date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elected certain practical expedients, which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company.

On adoption, the Company recognized operating lease liabilities of approximately $40.8 million with corresponding ROU assets of $37.6 million based on the present value of the remaining minimum rental payments for existing operating leases. The Company also derecognized deferred rent liabilities of $4.3 million and prepaid rent of $1.1 million upon the recognition of lease liabilities and ROU assets.
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory.” The amendments in this ASU reduce the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard did not have an impact on the Company’s condensed consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting,” which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this standard did not have an impact on the Company’s condensed consolidated financial statements.
In January 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which gives entities the option to reclassify to retained earnings the tax effects resulting from the U.S. Tax Cuts and Jobs Act ("the Act") related to items in Accumulated Other Comprehensive Income (“AOCI”) that the FASB refers to as having been stranded in AOCI. The new guidance may be applied retrospectively to each period in which the effect of the Act is recognized in the period of adoption. The Company could adopt this guidance for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued or made available for issuance, including the period the Act was enacted. The guidance, when adopted, will require new disclosures regarding a company’s accounting policy for releasing the tax effects in AOCI and permit the company the option to reclassify to retained earnings the tax effects resulting from the Act that are stranded in AOCI. The Company adopted this guidance on January 1, 2019 and the impact was not material.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2019

In March 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which made targeted improvements to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. The adoption of this standard did not have an impact on the Company’s condensed consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” which supersedes most of the prior accounting guidance on nonemployee share-based payments, and instead aligns it with existing guidance on employee share-based payments in Topic 718. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The adoption of this standard did not have an impact on the Company’s condensed consolidated financial statements.
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
In October 2018, the FASB issued ASU 2018-17, "Consolidation: Targeted Improvements to Related Party Guidance for Variable Interest Entities," which improves the accounting for variable interest entities by considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. This new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments are required to be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of this new standard on its condensed consolidated financial statements.
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

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2019

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three months ended March 31, 2019 and 2018 and as of March 31, 2019 and December 31, 2018 are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net Sales
U.S. and Canada	$57,433	$70,535
International	9,753	17,299
Halloween	3,640	5,170
	$70,826	$93,004

	Three Months Ended March 31,
	2019	2018
Loss from Operations
U.S. and Canada	$(15,454)	$(22,979)
International	(4,423)	(6,939)
Halloween	(4,164)	(5,740)
	$(24,041)	$(35,658)

	Three Months Ended March 31,
	2019	2018
Depreciation and Amortization Expense
U.S. and Canada	$2,687	$2,416
International	450	581
Halloween	97	99
	$3,234	$3,096

	March 31, 2019	December 31, 2018
Assets
U.S. and Canada	$211,483	$223,877
International	92,282	108,669
Halloween	8,210	10,295
	$311,975	$342,841

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2019

The following tables present information about the Company by geographic area as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018 (in thousands):

	March 31, 2019	December 31, 2018
Long-lived Assets
China	$15,489	$15,825
United States	4,526	4,920
Hong Kong	141	157
	$20,156	$20,902

	Three Months Ended March 31,
	2019	2018
Net Sales by Customer Area
United States	$57,558	$71,373
Europe	7,191	8,629
Canada	2,560	3,761
Hong Kong	255	227
Other	3,262	9,014
	$70,826	$93,004
Major Customers
Net sales to major customers for the three months ended March 31, 2019 and 2018 were as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2019		2018
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Wal-Mart	$22,109	31.2%	$24,758	26.6%
Target	12,179	17.2	15,312	16.5
Toys "R" Us	*	*	10,625	11.4
	$34,288	48.4%	$50,695	54.5%
* Sales to Toys "R" Us in the applicable periods were less than 10% of total net sales
No other customer accounted for more than 10% of the Company's total net sales.
As of March 31, 2019 and December 31, 2018, the Company’s three largest customers accounted for approximately 48.2% and 61.4%, respectively, of the Company’s gross accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses. For the three months ended March 31, 2018, the Company recorded bad debt expense of $13.8 million primarily due to the bankruptcy and liquidation of Toys "R" Us.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2019

Note 3 — Inventory
Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and capitalized warehouse costs, is valued at the lower of cost (first-in, first-out) or net realizable value, net of inventory obsolescence reserve, and consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$239	$311
Finished goods	44,446	53,569
	$44,685	$53,880
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
The Company’s reserve for sales returns and allowances amounted to $26.0 million as of March 31, 2019, compared to $29.4 million as of December 31, 2018.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2019

Note 5 — Credit Facilities
Wells Fargo
In March 2014, the Company and its domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (“GECC”). The credit facility, as amended and subsequently assigned to Wells Fargo Bank, N.A. (“Wells Fargo”) pursuant to its acquisition of GECC, provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain domestic accounts receivable and inventory amounts used to compute the borrowing base (the “Credit Facility”). The Credit Facility includes a sub-limit of up to $35.0 million for the issuance of letters of credit. The amounts outstanding under the Credit Facility, as amended, were payable in full upon maturity of the facility on March 27, 2019, except that the Credit Facility would mature on June 15, 2018 if the Company did not refinance or extend the maturity of the convertible senior notes that mature in 2018, provided that any such refinancing or extension shall have a maturity date that is no sooner than six months after the stated maturity of the Credit Facility (i.e., on or about September 27, 2019). On June 14, 2018, the Company entered into a Term Loan Agreement with Great American Capital Partners to provide the necessary capital to refinance the 2018 convertible senior notes (see additional details regarding the Term Loan Agreement below). In addition, on June 14, 2018, the Company revised certain of the Credit Facility documents (and entered into new ones) so that certain of its Hong Kong based subsidiaries became additional parties to the Credit Facility. As a result, the receivables of these subsidiaries can now be included in the borrowing base computation, subject to certain limitations, thereby effectively increasing the amount of funds the Company can borrow under the Credit Facility. Any additional borrowings under the Credit Facility will be used for general working capital purposes. On February 25, 2019, the Credit Facility was amended to extend the maturity date to September 27, 2019.

The Credit Facility is secured by a security interest in favor of Wells Fargo covering a substantial amount of the consolidated assets and a pledge of the majority of the capital stock of various of the Company’s subsidiaries. As of March 31, 2019, there were no outstanding borrowings and the amount of outstanding stand-by letters of credit totaled $12.8 million; the total excess borrowing capacity was $26.4 million. As of December 31, 2018, the amount of outstanding borrowings was $7.5 million and outstanding stand-by letters of credit totaled $12.8 million; the total excess borrowing capacity was $40.7 million.

The Company’s ability to borrow under the Credit Facility is also subject to its ongoing compliance with certain financial covenants, including the maintenance by the Company of a fixed charge coverage ratio of at least 1.25:1.0 based on the trailing four fiscal quarters in the event minimum excess availability of $10.0 million under the Credit Facility is not maintained. As of March 31, 2019 and December 31, 2018, the Company was in compliance with the financial covenants under the Credit Facility.

The Company may borrow funds at LIBOR or at a Base Rate, plus applicable margins of 225 basis point spread over LIBOR and 125 basis point spread on Base Rate loans. The Base Rate is the highest of (i) the Federal Funds Rate plus a margin of 0.50%, (ii) the rate last quoted by The Wall Street Journal as the “Prime Rate,” or (iii) the sum of a LIBOR rate plus 1.00%. In addition to standard fees, the Credit Facility has an unused credit line fee, which ranges from 25 to 50 basis points. As of March 31, 2019 and 2018, the weighted average interest rate on the Credit Facility was approximately 4.79% and 3.79%, respectively.

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
March 31, 2019

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

The Company’s ability to continue to borrow the initial Term Loan amount of $20.0 million is based on certain accounts receivable and inventory amounts used to compute the borrowing base. In the event the Term Loan balance exceeds the borrowing base computation, the shortfall would be (i) applied to any excess availability under the Wells Fargo Credit Facility or (ii) prepaid. Similar to the Wells Fargo Credit Facility, the Company is subject to ongoing compliance with certain financial covenants, including the maintenance by the Company of a fixed charge coverage ratio of at least 1.25:1.0 based on the trailing four fiscal quarters in the event minimum excess availability of $10.0 million under the Wells Fargo Credit Facility is not maintained. The Company must also maintain a minimum amount of liquidity, as defined in the Term Loan, of $10.0 million. As of March 31, 2019 and December 31, 2018, the Company was in compliance with the financial covenants under the Term Loan.

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

As of March 31, 2019 and December 31, 2018, the amount outstanding under the Term Loan was $20.0 million. Borrowings under the Term Loan accrue interest at LIBOR plus 9.00% per annum. As of March 31, 2019, the weighted average interest rate on the Term Loan was approximately 11.5%.

Amortization expense classified as interest expense related to the $1.3 million debt issuance costs associated with the transactions that closed on June 14, 2018 (i.e., the amendment of the Wells Fargo Credit Facility and the GACP Term Loan) was $0.4 million for the three months ended March 31, 2019.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2019

Note 6 — Convertible Senior Notes
Convertible senior notes consist of the following (in thousands):

	March 31, 2019			December 31, 2018
	Principal/ Fair Value Amount	Debt Issuance Costs	Net Amount	Principal/ Fair Value Amount	Debt Issuance Costs	Net Amount
4.875% convertible senior notes (due 2020)	$113,000	$986	$112,014	$113,000	$1,182	$111,818
3.25% convertible senior notes (due 2020) *	30,397	—	30,397	27,974	—	27,974
Total convertible senior notes, net of debt issuance costs	$143,397	$986	$142,411	$140,974	$1,182	$139,792
* The amount presented for the 3.25% 2020 convertible senior notes within the table represents the fair value as of March 31, 2019 and December 31, 2018 (see Note 16). The principal amount of these notes totals $29.5 million as of March 31, 2019 and December 31, 2018.
Amortization expense classified as interest expense related to debt issuance costs was $0.2 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.
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
In August 2017, the Company agreed with Oasis Management and Oasis Investments II Master Fund Ltd., (collectively, “Oasis”) the holder of approximately $21.5 million face amount of its 4.25% convertible senior notes due in 2018, to extend the maturity date of these notes to November 1, 2020. In addition, the interest rate was reduced to 3.25% per annum and the conversion rate was increased to 328.0302 shares of the Company’s common stock per $1,000 principal amount of notes, among other things. After execution of a definitive agreement for the modification and final approval by the other members of the Company’s Board of Directors and Oasis’ Investment Committee the transaction closed on November 7, 2017. In connection with this transaction, the Company recognized a loss on extinguishment of the debt of approximately $0.6 million. On July 26, 2018, the Company closed a transaction with Oasis to exchange $8.0 million face amount of the 4.25% convertible senior notes due in August 2018 with convertible senior notes similar to those issued to Oasis in November 2017. The new notes mature on November 1, 2020, accrue interest at an annual rate of 3.25% and are convertible into shares of the Company’s common stock at an initial rate of 322.2688 shares per $1,000 principal amount of the new notes. In connection with this transaction, the Company recognized a loss on extinguishment of the debt of approximately $0.5 million. The conversion price for the 3.25% convertible senior notes was reset on November 1, 2018 and will be reset on November 1, 2019 (each, a “reset date”) to a price equal to 105% above the 5-day Volume Weighted Average Price ("VWAP") preceding the reset date; provided, however, among other reset restrictions, that if the conversion price resulting from such reset is lower than 90 percent of the average VWAP during the 90 calendar days preceding the reset date, then the reset price shall be the 30-day VWAP preceding the reset date. The conversion price of the 3.25% 2020 Notes reset on November 1, 2018 to $2.54 per share and the conversion rate was increased to 393.7008 shares of the Company's common stock per $1,000 principal amount of notes.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2019

The remaining $13.2 million of 2018 Notes were redeemed at par at maturity on August 1, 2018.
The Company has elected to measure and present the debt held by Oasis at fair value using Level 3 inputs and as a result, recognized a loss of $2.4 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively, related to changes in the fair value of the 3.25% 2020 Notes. At March 31, 2019 and December 31, 2018, the 3.25% 2020 Notes had a fair value of approximately $30.4 million and $28.0 million, respectively. The Company evaluated its credit risk as of March 31, 2019, and determined that there was no change from December 31, 2018.
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
The fair value of the 4.875% convertible senior notes payable due 2020 as of March 31, 2019 and December 31, 2018 was $102.8 million and $93.2 million, respectively, based upon the most recent quoted market prices. The fair values of the convertible senior notes are considered to be Level 3 measurements on the fair value hierarchy.
Note 7 — Income Taxes

The Company’s income tax benefit of $0.2 million for the three months ended March 31, 2019 reflects an effective tax rate of 0.8%. The Company’s income tax benefit of $2.3 million for the three months ended March 31, 2018 reflects an effective tax rate of 6.1%. The majority of the tax benefit for the three months ended March 31, 2019 and three months ended March 31, 2018, relates to foreign income taxes partially offset by discrete items.
Note 8 — Loss Per Share
The following table is a reconciliation of the weighted average shares used in the computation of loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2019			2018
	Loss	Weighted Average Shares	Per- Share	Loss	Weighted Average Shares	Per- Share
Loss per share - basic and diluted
Net loss available to common stockholders	$(29,158)	23,557	(1.24)	$(36,244)	23,100	(1.57)
Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of warrants, options, restricted stock awards, restricted stock units and convertible debt to the extent they are dilutive). The weighted average number of common shares outstanding excludes 3,112,840 shares repurchased pursuant to a prepaid forward share repurchase agreement associated with the issuance of the convertible senior notes due 2020. Common share equivalents that could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted earnings per share due to being anti-dilutive, totaled approximately 27,048,339 and 24,917,528 for the three months ended March 31, 2019 and 2018, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2019

Note 9 — Common Stock and Preferred Stock
In January 2018, the Company issued an aggregate of 1,914,894 shares of restricted stock at a value of approximately $4.5 million to two executive officers, which vest, subject to certain company financial performance criteria and market conditions, over a 3 years period. In addition, an aggregate of 249,480 shares of restricted stock at an aggregate value of approximately $0.6 million were issued to its six non-employee directors, which vested in January 2019.

During 2018, an executive officer surrendered an aggregate of 42,346 shares of restricted stock for $98,000 to cover income taxes due on the vesting of restricted shares.

In January 2019, the Company was obligated to issue an aggregate of 3,061,224 shares of restricted stock at a value of approximately $4.5 million to two executive officers pursuant to the applicable employment contracts. Such shares have not yet been issued due to insufficient shares available in the 2002 Stock Award and Incentive Plan. In addition, an aggregate of 328,230 shares of restricted stock at an aggregate value of approximately $0.5 million were issued to its six non-employee directors, which will vest in January 2020.

During the first quarter of 2019, two executive officers surrendered an aggregate of 143,913 shares of restricted stock for approximately $215,000 to cover income taxes due on the vesting of restricted shares.
All issuances of common stock, including those issued pursuant to stock option and warrant exercises, restricted stock grants and acquisitions, are issued from the Company’s authorized but not issued and outstanding shares.
No dividend was declared or paid in the three months ended March 31, 2019 or 2018.
Note 10 — Joint Ventures
The Company owns a fifty percent interest in a joint venture (“Pacific Animation Partners”) with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company. The joint venture was created to develop and produce a boys’ animated television show, which it licensed worldwide for television broadcast as well as consumer products. The Company produced toys based upon the television program under a license from the joint venture which also licensed certain other merchandising rights to third parties. The joint venture completed and delivered 65 episodes of the show, which began airing in February 2012, and has since ceased production of the television show. For the three months ended March 31, 2019 and 2018, the Company recognized income from the joint venture of nil and $22,000, respectively.
As of March 31, 2019 and December 31, 2018, the balance of the investment in the Pacific Animation Partners joint venture is nil.
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
March 31, 2019

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
In November 2014, the Company entered into a joint venture with Meisheng Culture & Creative Corp., for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the income was $31,000 and $51,000 for the three months ended March 31, 2019 and 2018, respectively.
In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited ("Meisheng"), a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp., for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng Culture & Creative Corp. will oversee through the Company’s existing distribution joint venture. The results of operations of the joint venture are consolidated with the Company's results. The non-controlling interest’s share of the loss from the joint venture for the three months ended March 31, 2019 and 2018 was nil. As of March 31, 2019, Meisheng beneficially owns more than 10% of the Company’s outstanding common stock.

Meisheng also serves as a significant manufacturer of the Company. For the three months ended March 31, 2019 and 2018, the Company made inventory-related payments to Meisheng of approximately $2.2 million and $2.0 million, respectively. As of March 31, 2019 and 2018, amounts due Meisheng for inventory received by the Company, but not paid totaled $0.6 million and $2.0 million, respectively.
Note 11 — Goodwill
The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, on an interim basis, if certain events or circumstances indicate that an impairment loss may have been incurred. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. Based on several factors that occurred during the quarters ended March 31, 2019 and March 31, 2018, the Company determined the fair value of its reporting units should be retested for potential impairment. As a result of the retesting performed, no goodwill impairment was determined to have occurred for the three months ended March 31, 2019 and 2018.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2019

Note 12 — Intangible Assets Other Than Goodwill
Intangible assets other than goodwill consist primarily of licenses, product lines, customer relationships and trademarks. Amortized intangible assets are included in intangibles in the accompanying condensed consolidated balance sheets. Trademarks are disclosed separately in the accompanying condensed consolidated balance sheets. Intangible assets as of March 31, 2019 and December 31, 2018 include the following (in thousands, except for weighted useful lives):

		March 31, 2019			December 31, 2018
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)
Amortized Intangible Assets:
Licenses	5.81	$20,130	$(19,539)	$591	$20,130	$(19,383)	$747
Product lines	10.36	33,858	(18,327)	15,531	33,858	(17,293)	16,565
Customer relationships	4.90	3,152	(3,152)	—	3,152	(3,152)	—
Trade names	5.00	3,000	(3,000)	—	3,000	(3,000)	—
Non-compete agreements	5.00	200	(200)	—	200	(200)	—
Total amortized intangible assets		$60,340	$(44,218)	$16,122	$60,340	$(43,028)	$17,312
Unamortized Intangible Assets:
Trademarks		$300	$—	$300	$300	$—	$300
Note 13 — Comprehensive Loss
The table below presents the components of the Company’s comprehensive loss for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net Loss	$(29,127)	$(36,193)
Other comprehensive income:
Foreign currency translation adjustment	1,303	1,050
Comprehensive loss	(27,824)	(35,143)
Less: Comprehensive income attributable to non-controlling interests	31	51
Comprehensive loss attributable to JAKKS Pacific, Inc.	$(27,855)	$(35,194)
Note 14 — Litigation and Contingencies
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

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2019

In the normal course of business, the Company may provide certain indemnifications and/or other commitments of varying scope to a) its licensors, customers and certain other parties, including against third party claims of intellectual property infringement, and b) its officers, directors and employees, including against third party claims regarding the periods in which they serve in such capacities with the Company. The duration and amount of such obligations is, in certain cases, indefinite. The Company's director’s and officer’s liability insurance policy may, however, enable it to recover a portion of any future payments related to its officer, director or employee indemnifications. For the past five years, costs related to director and officer indemnifications have not been significant. Other than certain liabilities recorded in the normal course of business related to royalty payments due the Company's licensors, no liabilities have been recorded for indemnifications and/or other commitments.
Note 15 — Share-Based Payments
The Company’s 2002 Stock Award and Incentive Plan (the “Plan”), as amended, provides for the awarding of stock options, restricted stock and restricted stock units to certain key employees, executive officers and non-employee directors. Current awards under the Plan include grants to directors, executive officers and certain key employees of restricted stock awards and units, with vesting contingent upon (a) the completion of specified service periods ranging from one to five years and/or (b) meeting certain financial performance and/or market-based metrics. Unlike the restricted stock awards, the shares for the restricted stock units are not issued until they vest. The Plan is more fully described in Notes 15 and 17 to the Consolidated Financial Statements in the Company’s 2018 Annual Report on Form 10-K.
The following table summarizes the total share-based compensation expense recognized for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Share-based compensation expense	$618	$674
Restricted Stock Awards
Restricted stock award activity (including those with performance-based vesting criteria) for the three months ended March 31, 2019 is summarized as follows:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2018	2,950,782	$2.41
Awarded	328,230	1.47
Released	(528,348)	2.81
Forfeited	—	—
Outstanding, March 31, 2019	2,750,664	2.22
As of March 31, 2019, there was $2.8 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.02 years.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2019

Restricted Stock Units
Restricted stock unit activity (including those with performance-based vesting criteria) for the three months ended March 31, 2019 is summarized as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2018	1,052,166	$3.72
Awarded	—	—
Released	(90,064)	5.15
Forfeited	(21,217)	4.53
Outstanding, March 31, 2019	940,885	3.56
As of March 31, 2019, there was $1.5 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 1.60 years.
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
The following tables summarize the Company's financial liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

	Carrying Amount as of March 31, 2019	Fair Value Measurements As of March 31, 2019
		Level 1	Level 2	Level 3
3.25% convertible senior notes due in 2020	$30,397	$—	$—	$30,397

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2019

	Carrying Amount as of December 31, 2018	Fair Value Measurements As of December 31, 2018
		Level 1	Level 2	Level 3
3.25% convertible senior notes due in 2020	$27,974	$—	$—	$27,974
The following table provides a reconciliation of the beginning and ending balances of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

2019
Balance at January 1, 2019	$27,974
Change in fair value	2,423
Balance at March 31, 2019	$30,397
Note 17 — Liquidity
As of March 31, 2019 and December 31, 2018, the Company held cash and cash equivalents, including restricted cash, of $47.4 million and $58.2 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $23.9 million and $33.9 million as of March 31, 2019 and December 31, 2018, respectively. The cash and cash equivalents, including restricted cash balances in the Company's foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which the Company expects would not be significant as of March 31, 2019.The Company’s primary sources of working capital are cash flows from operations and borrowings under its credit facility (see Note 5 - Credit Facilities in the accompanying notes to the condensed consolidated financial statements for additional information).Typically, cash flows from operations are impacted by the effect on sales of (1) the appeal of the Company’s products, (2) the success of its licensed brands, (3) the highly competitive conditions existing in the toy industry, (4) dependency on a limited set of large customers, and (5) general economic conditions. A downturn in any single factor or a combination of factors could have a material adverse impact upon the Company’s ability to generate sufficient cash flows to operate the business. In addition, the Company’s business and liquidity are dependent to a significant degree on its vendors and their financial health, as well as the ability to accurately forecast the demand for products. The loss of a key vendor, or material changes in support by them, or a significant variance in actual demand compared to the forecast, can have a material adverse impact on the Company’s cash flows and business. Given the conditions in the toy industry environment in general, vendors, including licensors, may seek further assurances or take actions to protect against non-payment of amounts due to them. Changes in this area could have a material adverse impact on the Company’s liquidity.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2019

Cash and cash equivalents, including restricted cash, projected cash flow from operations and borrowings under the Company’s credit facility should be sufficient to meet working capital and capital expenditure requirements, for the next 12 months with certain mitigating plans described herein. In October 2018, the Company initiated a global restructuring program (“Corporate Restructuring”) to adapt the Company’s cost structure and overhead to the evolving retail landscape. During the 2019 first quarter, the Company executed two amendments related to its credit facility with Wells Fargo. The first amendment allows the Company to factor its Hong Kong receivables due from a significant customer providing the Company with additional flexibility. The second amendment extends the maturity date of the credit facility from March 27, 2019 to September 27, 2019, which also effectively extends the GACP term loan to September 27, 2019. The Company is currently in the initial phases of negotiations to amend and extend the Wells Fargo credit facility on a longer term basis. The Company is engaged in negotiations with Meisheng regarding its purchase of  $50.0 million of sufficient newly issued shares of the Company’s common stock such that Meisheng would own 51% of the Company’s outstanding shares, and with an ad hoc group of holders (the “Ad Hoc Group”) of the Company’s June 2020 convertible senior notes (the “Notes”) and with Oasis Investments II Master Fund Ltd. ("Oasis"), the holder of the Company’s November 2020 convertible senior notes regarding the extension of maturities of the Company's convertible senior notes (together, the “Proposed Meisheng and Recapitalization Transactions”). The Company is currently awaiting the receipt by Meisheng of certain approvals to advance the Proposed Meisheng and Recapitalization Transactions, including approvals from Chinese regulatory bodies. The Company’s advisors have also discussed with Wells Fargo, GACP, the Ad Hoc Group and Oasis as well as other third parties a variety of potential alternative transactions, and as of the date hereof, the Company has reached an agreement in principle with the Ad Hoc Group and Oasis with respect to a transaction that contemplates the exchange and extension of the convertible senior notes due 2020 (plus the issuance of significant preferred and common equity to holders of the Notes who participate in the exchange), extension or refinancing of the Company’s credit facility, the retirement or refinancing of the Company’s term loan, and the provision of incremental liquidity to the Company  (the “Alternative Transactions”). No assurance can be given that the Company will be able to consummate an extension of the Company’s credit facility on a longer term basis, or that the Company will consummate the Proposed Equity and Recapitalization Transactions or the Alternative Transactions, or that even if any of such transactions are consummated that their final terms will resemble the terms currently contemplated, or that the Company will have the financial resources required to obtain, or that the conditions of the capital markets will support any future debt or equity financings. In addition, the Company’s ability to fund operations and retire debt when due is dependent on a number of factors, some of which are beyond the Company's control and/or inherently difficult to estimate, including the Company's future operating performance and the factors mentioned above, among other risks and uncertainties. If the Company is unable to amend its credit facility to extend the term on a longer term basis and complete the Proposed Equity and Recapitalization Transactions or the Alternative Transactions, or secure another source of capital on commercially reasonable terms, the Company may be required to take additional measures, such as further reorganizations of the Company cost structure and adjusting inventory purchases and/or payment terms with suppliers, which could have a material adverse impact on the Company’s business, results of operations and financial condition.

As of March 31, 2019, off-balance sheet arrangements include letters of credit issued by Wells Fargo of $12.8 million.
Note 18 — Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in its condensed consolidated balance sheets. The Company does not have any finance leases.
ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any prepaid lease amounts and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
The Company has lease agreements with lease and non-lease components, which are generally accounted for separately.
The Company has operating leases for corporate offices, warehouses, and certain equipment. The Company’s leases have remaining lease terms of 1 to 8 years, some of which include options to extend the lease for up to 10 years, and some of which include options to terminate the lease within 1 year. As of March 31, 2019, the Company’s weighted average remaining lease term is approximately 4 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.35%. Rent expense under the Company’s leases was approximately $3.4 million and $3.3 million for the three months ended March 31, 2019 and 2018, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2019

The following table represents a reconciliation of the Company’s undiscounted future minimum lease payments under operating leases to the lease liability as of March 31, 2019 (in thousands):

Year ending December 31,
2019 (excluding the 3 months ended March 31, 2019)	$8,029
2020	9,726
2021	9,456
2022	9,493
2023	5,503
Thereafter	783
Total lease payments	42,990
Less imputed interest	(4,545)
Total	$38,445

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and Notes thereto, which appear elsewhere herein.
Critical Accounting Policies and Estimates
The accompanying condensed consolidated financial statements and supplementary information were prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are discussed in Note 2 to the Condensed Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Inherent in the application of many of these accounting policies is the need for management to make estimates and judgments in the determination of certain revenues, expenses, assets and liabilities. As such, materially different financial results can occur as circumstances change and additional information becomes known. The policies with the greatest potential effect on our results of operations and financial position include:
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

Our reserve for sales returns and allowances amounted to $26.0 million as of March 31, 2019 and $29.4 million as of December 31, 2018.
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
The following tables summarize our financial liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

	Carrying Amount as of March 31, 2019	Fair Value Measurements As of March 31, 2019
		Level 1	Level 2	Level 3
3.25% convertible senior notes due in 2020	$30,397	$—	$—	$30,397

	Carrying Amount as of December 31, 2018	Fair Value Measurements As of December 31, 2018
		Level 1	Level 2	Level 3
3.25% convertible senior notes due in 2020	$27,974	$—	$—	$27,974
The following table provides a reconciliation of the beginning and ending balances of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

2019
Balance at January 1, 2019	$27,974
Change in fair value	2,423
Balance at March 31, 2019	$30,397
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

In connection with these transactions, we elected the fair value option of measurement for the 3.25% 2020 Notes under ASC 815 Derivatives and Hedging. As a result, these notes are re-measured each reporting period using Level 3 inputs (Monte Carlo simulation model and inputs for stock price, risk-free rate and volatility), with changes in fair value reflected in current period earnings in our condensed consolidated statements of operations. We evaluated our credit risk as of March 31, 2019, and determined that there was no change from December 31, 2018. At March 31, 2019, the 3.25% 2020 Notes had a fair value of $30.4 million.
The fair value of the 4.875% convertible senior notes payable due 2020 as of March 31, 2019 and December 31, 2018 was $102.8 million and $93.2 million, respectively, based upon the most recent quoted market prices. The fair values of the convertible senior notes are considered to be Level 3 measurements on the fair value hierarchy.
For the three months ended March 31, 2019, there was no impairment to the value of the Company’s non-financial assets.
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
Due to the subjective nature of the impairment analysis, significant changes in the assumptions used to develop the estimate could materially affect the conclusion regarding the future cash flows necessary to support the valuation of long-lived assets, including goodwill. The valuation of goodwill involves a high degree of judgment. Based upon the assumptions underlying the valuation, impairment is determined by estimating the fair value of a reporting unit and comparing that value to the reporting unit’s book value. If the implied fair value is more than the book value of the reporting unit, an impairment loss is not indicated. If impairment exists, the fair value of the reporting unit is allocated to all of its assets and liabilities excluding goodwill, with the excess amount representing the fair value of goodwill. An impairment loss is measured as the amount by which the book value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill. Based on several factors that occurred during the quarters ended March 31, 2019 and March 31, 2018, we determined the fair value of our reporting units should be retested for potential impairment. As a result of the retesting performed, no goodwill impairment was determined to have occurred for the three month period ended March 31, 2019 and 2018.Goodwill, Trademarks and Intangible assets (net) amounted to $51.5 million as of March 31, 2019 and $52.7 million as of December 31, 2018.
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

Discrete Items for Income Taxes. The discrete tax expense recorded in the three months ended March 31, 2019 is $28,000 which is primarily related to excess tax deficiencies fully offset by valuation allowance, foreign return to provision adjustments, state income taxes, and change in uncertain tax positions. For the comparable period in 2018, a discrete tax expense of $97,000 was recorded related to excess tax deficiencies fully offset by valuation allowance and change in uncertain tax positions.
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

We accrue a tax reserve for additional income taxes, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of March 31, 2019 and December 31, 2018, our income tax reserves were approximately $1.5 million and $1.5 million, respectively. The $1.5 million balance primarily relates to the potential tax settlements in Hong Kong and adjustments in the area of withholding taxes. Our income tax reserves are included in income taxes payable on the Condensed Consolidated Balance Sheets and within benefit from income taxes on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Share-Based Compensation. We grant restricted stock units and awards to our employees (including officers) and to non-employee directors under our 2002 Stock Award and Incentive Plan (the “Plan”), as amended. The benefits provided under the Plan are share-based payments. We amortize over a requisite service period, the net total deferred restricted stock expense based upon the fair value of the underlying common stock on the date of the grants. In certain instances, the service period may differ from the period in which each award will vest. Additionally, certain groups of grants are subject to performance criteria and/or an expected forfeiture rate calculation.
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

There is no impact to our condensed consolidated financial statements resulting from the adoption of Topic 606 as the timing and measurement of revenue remained consistent with Topic 605, although our approach to revenue recognition is now based on the transfer of control. Further, there is no difference in the amounts of the revenue and cost of sales reported in our condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2019 and 2018 that were recognized pursuant to Topic 606 and those that would have been reported pursuant to Topic 605.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” (“ASU 2016-01”). The new guidance is intended to improve the recognition and measurement of financial instruments. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The adoption of this standard did not have an impact on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. On January 1, 2019, we adopted the new standard and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. We elected certain practical expedients, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.

On adoption, we recognized operating lease liabilities of approximately $40.8 million with corresponding ROU assets of $37.6 million based on the present value of the remaining minimum rental payments for existing operating leases. We also derecognized deferred rent liabilities of $4.3 million and prepaid rent of $1.1 million upon the recognition of lease liabilities and ROU assets.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory.” The amendments in this ASU reduce the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard did not have an impact on our condensed consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting,” which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this standard did not have an impact on our condensed consolidated financial statements.

In January 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which gives entities the option to reclassify to retained earnings the tax effects resulting from the U.S. Tax Cuts and Jobs Act ("The Act") related to items in Accumulated Other Comprehensive Income (“AOCI”) that the FASB refers to as having been stranded in AOCI. The new guidance may be applied retrospectively to each period in which the effect of the Act is recognized in the period of adoption. We could adopt this guidance for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued or made available for issuance, including the period the Act was enacted. The guidance, when adopted, will require new disclosures regarding a company’s accounting policy for releasing the tax effects in AOCI and permit the company the option to reclassify to retained earnings the tax effects resulting from the Act that are stranded in AOCI. We adopted this guidance on January 1, 2019 and the impact was not material.

In March 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which made targeted improvements to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. The adoption of this standard did not have an impact on our condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” which supersedes most of the prior accounting guidance on nonemployee share-based payments, and instead aligns it with existing guidance on employee share-based payments in Topic 718. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The adoption of this standard did not have an impact on our condensed consolidated financial statements.

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

In October 2018, the FASB issued ASU 2018-17, "Consolidation: Targeted Improvements to Related Party Guidance for Variable Interest Entities," which improves the accounting for variable interest entities by considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. This new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments are required to be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. Early adoption is permitted. We are currently evaluating the impact of the pending adoption of this new standard on our condensed consolidated financial statements.

Results of Operations
The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended March 31,
	2019	2018
Net sales	100.0%	100.0%
Cost of sales	79.8	75.3
Gross profit	20.2	24.7
Selling, general and administrative expenses	49.8	63.0
Restructuring charge	0.3	—
Acquisition related and other	4.0	—
Loss from operations	(33.9)	(38.3)
Income from joint ventures	—	—
Other income (expense), net	0.1	—
Change in fair value of convertible senior notes	(3.4)	(1.1)
Interest income	—	—
Interest expense	(4.3)	(2.0)
Loss before benefit from income taxes	(41.5)	(41.4)
Benefit from income taxes	(0.4)	(2.5)
Net loss	(41.1)	(38.9)
Net income attributable to non-controlling interests	0.1	0.1
Net loss attributable to JAKKS Pacific, Inc.	(41.2)%	(39.0)%

The following unaudited table summarizes, for the periods indicated, certain statements of operations data by segment (in thousands):

	Three Months Ended March 31,
	2019	2018
Net Sales
U.S. and Canada	$57,433	$70,535
International	9,753	17,299
Halloween	3,640	5,170
	70,826	93,004
Cost of Sales
U.S. and Canada	44,287	51,642
International	9,012	13,825
Halloween	3,187	4,578
	56,486	70,045
Gross Profit
U.S. and Canada	13,146	18,893
International	741	3,474
Halloween	453	592
	$14,340	$22,959
Comparison of the Three Months Ended March 31, 2019 and 2018

Net Sales

U.S. and Canada. Net sales of our U.S. and Canada segment were $57.4 million for the three months ended March 31, 2019 compared to $70.5 million for the prior year period, representing a decrease of $13.1 million, or 18.6%. The decrease in net sales was primarily driven by the liquidation of TRU in 2018 with sales declining by approximately $9.5 million in the 2019 first quarter. From a product perspective, the decrease in net sales in the 2019 first quarter compared to the prior year period was primarily due to lower sales of Incredibles 2, Squish-Dee-Lish, and our Maui products, partially offset by higher sales of Fancy Nancy, Godzilla and Harry Potter products, which were not sold in the prior year period.

International. Net sales of our International segment were $9.8 million for the three months ended March 31, 2019 compared to $17.3 million for the prior year period, representing a decrease of $7.5 million, or 43.4%. The decrease in net sales was primarily driven by declines in sales of Incredibles 2, Squish-Dee-Lish, and Moana products. These declines were partially offset by an increase in sales of Godzilla, Who’s Your Llama, and Harry Potter products, which were not sold in the prior year period.

Halloween. Net sales of our Halloween segment were $3.6 million for the three months ended March 31, 2019 compared to $5.2 million for the prior year period, representing a decrease of $1.6 million, or 30.8%. The decrease in net sales was driven by decreases in a variety of products in 2019.

Cost of Sales

U.S. and Canada. Cost of sales of our U.S. and Canada segment was $44.3 million, or 77.2% of related net sales for the three months ended March 31, 2019 compared to $51.6 million, or 73.2% of related net sales for the prior year period, representing a decrease of $7.3 million, or 14.1%. The decrease in dollars is due to lower overall sales in 2019. The increase as a percentage of net sales, year over year, is due to a higher average cost of goods sold rate resulting from a shift in product mix and higher excess and obsolescence charges. This increase is partially offset by a lower average royalty rate, due to minimum guarantee shortfalls in 2018.

International. Cost of sales of our International segment was $9.0 million, or 91.8% of related net sales for the three months ended March 31, 2019 compared to $13.8 million, or 79.8% of related net sales for the prior year period, representing a decrease of $4.8 million, or 34.8%. The decrease in dollars is due to lower overall sales in 2019. The increase as a percent of net sales is due to a higher average royalty rate due to minimum guarantee shortfalls, and a higher cost of goods sold rate in 2019 due to a change in product mix, as well as higher excess and obsolescence charges.

Halloween. Cost of sales of our Halloween segment was $3.2 million, or 88.9% of related net sales for the three months ended March 31, 2019 compared to $4.6 million, or 88.5% of related net sales for the prior year period, representing a decrease in dollars of $1.4 million, or 30.4%. The decrease in dollars is due to lower overall sales in 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $35.3 million for the three months ended March 31, 2019 compared to $58.6 million for the prior year period constituting 49.8% and 63.0% of net sales, respectively. Selling, general and administrative expenses decreased by $23.3 million from the prior year period primarily driven by lower payroll expense due, in part, to a Company-wide restructuring initiative, lower marketing expense, and a bad debt charge of $13.8 million in 2018 due to the Toys “R” Us liquidation.

Restructuring Charge

During the three months ended March 31, 2019, we recognized $0.2 million of restructuring charges as a result of a Company-wide restructuring initiative. The restructuring charges primarily related to employee severance costs.

Acquisition Related and Other

During the three months ended March 31, 2019, we recognized $2.9 million in acquisition related and other charges as a result of our ongoing evaluation and negotiation of a strategic transaction, including Hong Kong Meisheng Cultural Company Limited's expression of interest in acquiring additional shares of our common stock and the refinancing of our convertible senior notes due in 2020.

Interest Expense
Interest expense was $3.0 million for the three months ended March 31, 2019, as compared to $1.9 million in the prior year period. During the three months ended March 31, 2019, we booked interest expense of $1.8 million related to our convertible senior notes due in 2020, and $1.2 million related to our revolving credit and term loan facility. During the three months ended March 31, 2018, we booked interest expense of $1.6 million related to our convertible senior notes payable due in 2018 and 2020 and an immaterial amount related to our revolving credit facility.
Benefit From Income Taxes

Our income tax benefit, which includes federal, state and foreign income taxes and discrete items, was $0.2 million, or an effective tax rate of 0.8%, for the three months ended March 31, 2019. During the comparable period in 2018, our income tax benefit was $2.3 million, or an effective tax rate of 6.1%.

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
Liquidity and Capital Resources
As of March 31, 2019, we had working capital of $75.2 million, compared to $106.0 million as of December 31, 2018. The decrease was primarily attributable to lower accounts receivable and inventory balances, and change in the accounting treatment for leases, partially offset by a lower accounts payable balance.
Operating activities used net cash of $1.9 million in the three months ended March 31, 2019, as compared to using net cash of $11.4 million in the prior year period. Net cash during the three months ended March 31, 2019 was primarily impacted by a decrease in accounts receivable and inventory, partially offset by a decrease in accounts payable. Net cash during the three months ended March 31, 2018 was primarily impacted by a decrease in accounts receivable, partially offset by an increase in prepaid expenses and other assets, and decreases in accounts payable and accrued expenses. Other than open purchase orders issued in the normal course of business related to shipped product, we have no obligations to purchase inventory from our manufacturers. However, we may incur costs or other losses as a result of not placing orders consistent with our forecasts for product manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 21% payable on net sales of such products. As of March 31, 2019, these agreements required future aggregate minimum royalty guarantees of $80.6 million, exclusive of $35.5 million in advances already paid. Of this $80.6 million future minimum royalty guarantee, $41.9 million is due over the next twelve months.
Our investing activities used net cash of $2.5 million in the three months ended March 31, 2019, as compared to using net cash of $2.6 million in the prior year period, and consisted primarily of cash paid for the purchase of molds and tooling used in the manufacture of our products.
Our financing activities used net cash of $7.7 million in the three months ended March 31, 2019, as compared to using net cash $5.1 million in the prior year period primarily consisting of the repayment of credit facility borrowings.
In March 2014, we and our domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (“GECC”). The credit facility, as amended and subsequently assigned to Wells Fargo Bank, N.A. (“Wells Fargo”) pursuant to its acquisition of GECC, provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain domestic accounts receivable and inventory amounts used to compute the borrowing base (the “Credit Facility”). The Credit Facility includes a sub-limit of up to $35.0 million for the issuance of letters of credit. The amounts outstanding under the Credit Facility, as amended, were payable in full upon maturity of the facility on March 27, 2019, except that the Credit Facility would mature on June 15, 2018 if we did not refinance or extend the maturity of the convertible senior notes that mature in 2018, provided that any such refinancing or extension shall have a maturity date that is no sooner than six months after the stated maturity of the Credit Facility (i.e., on or about September 27, 2019). On June 14, 2018, we entered into a Term Loan Agreement with Great American Capital Partners to provide the necessary capital to refinance the 2018 convertible senior notes (see additional details regarding the Term Loan Agreement below). In addition, on June 14, 2018, we revised certain of the Credit Facility documents (and entered into new ones) so that certain of our Hong Kong based subsidiaries became additional parties to the Credit Facility. As a result, the receivables of these subsidiaries can now be included in the borrowing base computation, subject to certain limitations, thereby effectively increasing the amount of funds we can borrow under the Credit Facility. Any additional borrowings under the Credit Facility will be used for general working capital purposes. On February 25, 2019, the credit facility was amended to extend the maturity date to September 27, 2019.

The Credit Facility is secured by a security interest in favor of Wells Fargo covering a substantial amount of the consolidated assets and a pledge of the majority of the capital stock of various of our subsidiaries. As of March 31, 2019, there were no outstanding borrowings and the amount of outstanding stand-by letters of credit totaled $12.8 million; the total excess borrowing capacity was $26.4 million. As of December 31, 2018, the amount of outstanding borrowings was $7.5 million and outstanding stand-by letters of credit totaled $12.8 million; the total excess borrowing capacity was $40.7 million.

Our ability to borrow under the Credit Facility is also subject to our ongoing compliance with certain financial covenants, including the maintenance of a fixed charge coverage ratio of at least 1.25:1.0 based on the trailing four fiscal quarters in the event minimum excess availability of $10.0 million under the Credit Facility is not maintained. As of March 31, 2019, we were in compliance with the financial covenants under the Credit Facility.

We may borrow funds at LIBOR or at a Base Rate, plus applicable margins of 225 basis point spread over LIBOR and 125 basis point spread on Base Rate loans. The Base Rate is the highest of (i) the Federal Funds Rate plus a margin of 0.50%, (ii) the rate last quoted by The Wall Street Journal as the “Prime Rate,” or (iii) the sum of a LIBOR rate plus 1.00%. In addition to standard fees, the Credit Facility has an unused credit line fee, which ranges from 25 to 50 basis points. As of March 31, 2019 and 2018, the weighted average interest rate on the Credit Facility was approximately 4.79% and 3.79%, respectively.

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

Our ability to continue to borrow the initial Term Loan amount of $20.0 million is based on certain accounts receivable and inventory amounts used to compute the borrowing base. In the event the Term Loan balance exceeds the borrowing base computation, the shortfall would be (i) applied to any excess availability under the Wells Fargo Credit Facility or (ii) prepaid. Similar to the Wells Fargo Credit Facility, we are subject to ongoing compliance with certain financial covenants, including the maintenance of a fixed charge coverage ratio of at least 1.25:1.0 based on the trailing four fiscal quarters in the event minimum excess availability of $10.0 million under the Wells Fargo Credit Facility is not maintained. We must also maintain a minimum amount of liquidity, as defined in the Term Loan, of $10.0 million. As of March 31, 2019, we were in compliance with the financial covenants under the Term Loan.

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

As of March 31, 2019, the amount outstanding under the Term Loan was $20.0 million. Borrowings under the Term Loan accrue interest at LIBOR plus 9.00% per annum. As of March 31, 2019, the weighted average interest rate on the Term Loan was approximately 11.5%.

Amortization expense classified as interest expense related to the $1.3 million debt issuance costs associated with the transactions that closed on June 14, 2018 (i.e., the amendment of the Wells Fargo Credit Facility and the GACP Term Loan) was $0.4 million for the three months ended March 31, 2019.

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

In August 2017, we agreed with Oasis Management and Oasis Investments II Master Fund Ltd., (collectively, “Oasis”) the holder of approximately $21.5 million face amount of our 4.25% convertible senior notes due in 2018, to extend the maturity date of these notes to November 1, 2020. In addition, the interest rate was reduced to 3.25% per annum and the conversion rate was increased to 328.0302 shares of our common stock per $1,000 principal amount of notes, among other things. After execution of a definitive agreement for the modification and final approval by the other members of our Board of Directors and Oasis’ Investment Committee the transaction closed on November 7, 2017. On July 26, 2018, we closed a transaction with Oasis to exchange $8.0 million face amount of the 4.25% convertible senior notes due in August 2018 with convertible senior notes similar to those issued to Oasis in November 2017. The new notes mature on November 1, 2020, accrue interest at an annual rate of 3.25% and are convertible into shares of our common stock at an initial rate of 322.2688 shares per $1,000 principal amount of the new notes. The conversion price for the 3.25% convertible senior notes was reset on November 1, 2018 and will be reset on November 1, 2019 (each, a “reset date”) to a price equal to 105% above the 5-day Volume Weighted Average Price ("VWAP") preceding the reset date; provided, however, among other reset restrictions, that if the conversion price resulting from such reset is lower than 90 percent of the average VWAP during the 90 calendar days preceding the reset date, then the reset price shall be the 30-day VWAP preceding the reset date. The conversion price of the 3.25% 2020 Notes reset on November 1, 2018 to $2.54 per share and the conversion rate was increased to 393.7008 shares of our common stock per $1,000 principal amount of notes.

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

As previously announced in the Current Report on Form 8-K dated February 26, 2019, Hong Kong Meisheng Cultural Company Limited (“Meisheng”) submitted to our Board of Directors an expression of interest which was subsequently reiterated by Meisheng, regarding a purchase by Meisheng of sufficient newly issued shares of our common stock such that Meisheng would own 51% of our outstanding shares, subject to certain conditions, including optimization of the post-transaction capital structure, the successful resolution of change in control provisions of key licensing agreements, and change in control and extension of maturities of our convertible senior notes and other indebtedness (the “Meisheng Proposal”). The Special Committee of our Board of Directors (the “Special Committee”) authorized its advisors, including Bank of America Merrill Lynch (“BAML”), to engage in discussions and negotiations with Meisheng concerning its proposal, and with Oasis Investments II Master Fund Ltd. (“Oasis”) and an ad hoc group of holders (the “Ad Hoc Group”) of the 4.875% convertible senior notes due 2020 (the “Notes”) issued by the us concerning, among other things, the Meisheng Proposal and extension of maturities of our convertible senior notes. Those discussions were summarized in the Current Report on Form 8-K dated February 26, 2019, and we are currently awaiting the receipt by Meisheng of certain approvals to advance the aforementioned transactions, including approvals from Chinese regulatory authorities. As a result, no executed and binding agreements related to these transactions (including any commitment letter, term sheet, or similar agreement) have been reached with Meisheng, any member of the Ad Hoc Group, and any other holders of the Notes or Oasis. No assurance can be given that the ongoing discussions will result in consummation of a transaction with Meisheng, the holders of the Notes or Oasis, or that even if a transaction is consummated that its final terms will resemble the terms described in the Current Report on Form 8-K dated February 26, 2019.
In addition to the evaluation and negotiation of the Meisheng Proposal, the Special Committee authorized its advisors to consider other potential strategic alternatives to the Meisheng Proposal, including the active solicitation of alternative transactions. In that regard, the Special Committee retained Jefferies LLC (“Jefferies”), as of April 8, 2019, and authorized Jefferies to supplement the work conducted by BAML last year, and Jefferies and our legal advisors have engaged in subsequent negotiations with members of the Ad Hoc Group, Oasis, GACP Finance Co., LLC (“GACP”) and Wells Fargo Bank, National Association (“Wells Fargo”) as well as other third parties regarding a variety of potential transactions. Specifically, through its advisors, we have solicited proposals from Wells Fargo, GACP and other third parties for amendments, extensions or refinancings of the Credit Agreement, Revolving Loan Note, Guaranty and Security Agreement and other ancillary documents and agreements with Wells Fargo (the “Credit Line”) and the Term Loan Agreement, Term Note, Guaranty and Security Agreement and other ancillary documents and agreements with GACP (the “Term Loan,” and, together with the Credit Line, the “Institutional Debt”), respectively. In addition, our advisors have discussed with the Ad Hoc Group and Oasis the amendment and extension of our convertible senior notes due 2020. Of the entirety of the Notes currently outstanding in the aggregate amount of $113,000,000, the Ad Hoc Group currently holds approximately $92,383,000 of the Notes, and Oasis currently holds $10,250,000 of the Notes.
As of the date hereof, we have reached an agreement in principle with the Ad Hoc Group and Oasis with respect to an alternative transaction, in lieu of the Meisheng Proposal, that contemplates the extension or refinancing of the Credit Line, the retirement or refinancing of the Term Loan, and the provision of incremental liquidity to us. In addition, the alternative transaction contemplates an investment by holders of the Notes to exchange into a new secured debt instrument with an extended maturity date, plus the issuance of significant preferred and common equity to holders of the Notes who participate in the exchange, including the Ad Hoc Group. The foregoing is only a summary of the latest discussions and is not intended to be a complete description of all of the terms and conditions thereof, including the potential significant dilution that could occur as a result of the issuance of new equity contemplated by the alternative transaction. Discussions are ongoing, and while we and the Ad Hoc Group are continuing to negotiate definitive documents, no executed and binding agreements (including any commitment letter, term sheet, or similar agreement) have been reached with Wells Fargo, GACP, any member of the Ad Hoc Group, any other holder of the Notes, or Oasis. No assurance can be given that the ongoing discussions will result in a consummation of a transaction with Wells Fargo, GACP, the Ad Hoc Group, any other holder of the Notes or Oasis, or that even if a transaction is consummated that its final terms will resemble the terms described above.
As of March 31, 2019 and December 31, 2018, we held cash and cash equivalents, including restricted cash, of $47.4 million and $58.2 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $23.9 million and $33.9 million as of March 31, 2019 and December 31, 2018, respectively. The cash and cash equivalents, including restricted cash balances in our foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which we expect would not be significant as of March 31, 2019.
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
Cash and cash equivalents, including restricted cash, projected cash flow from operations and borrowings under our credit facility should be sufficient to meet working capital and capital expenditure requirements, for the next 12 months with certain mitigating plans described herein. In October 2018, we initiated a global restructuring program (“Corporate Restructuring”) to adapt our cost structure and overhead to the evolving retail landscape. We believe the Corporate Restructuring will generate savings of between $10.0 million and $15.0 million on an annualized basis. During the 2019 first quarter, we executed two amendments related to our credit facility with Wells Fargo. The first amendment allows us to factor our Hong Kong receivables due from a significant customer providing us with additional flexibility. The second amendment extends the maturity date of the credit facility from March 27, 2019 to September 27, 2019, which also effectively extends the GACP term loan to September 27, 2019. We are currently in the initial phases of negotiations to amend and extend the Wells Fargo credit facility on a longer term basis. As previously announced in the Current Report on Form 8-K dated February 26, 2019, we engaged in extensive negotiations with Meisheng regarding its purchase of  $50.0 million of sufficient newly issued shares of our common stock such that Meisheng would own 51% of our outstanding shares, and with an ad hoc group of holders (the “Ad Hoc Group”) of our June 2020 convertible senior notes (the “Notes”) and with Oasis Investments II Master Fund Ltd. ("Oasis"), the holder of our November 2020 convertible senior notes regarding the extension of maturities of our convertible senior notes (together, the “Proposed Meisheng and Recapitalization Transactions”). We are currently awaiting the receipt by Meisheng of certain approvals to advance the Proposed Meisheng and Recapitalization Transactions, including approvals from Chinese regulatory bodies. As disclosed in the Current Report on Form 8-K dated May 9, 2019, our advisors have discussed with Wells Fargo, GACP, the Ad Hoc Group and Oasis as well as other third parties a variety of potential alternative transactions, and as of the date hereof, we have reached an agreement in principle with the Ad Hoc Group and Oasis with respect to a transaction that contemplates the exchange and extension of the convertible senior notes due 2020 (plus the issuance of significant preferred and common equity to holders of the Notes who participate in the exchange), extension or refinancing of our credit facility, the retirement or refinancing of our term loan, and the provision of incremental liquidity to the Company (the “Alternative Transactions”). No assurance can be given that we will be able to consummate an extension of our  credit facility on a longer term basis, or that we will consummate the Proposed Equity and Recapitalization Transactions or the Alternative Transactions, or that even if any of such transactions are consummated that their final terms will resemble the terms described in the Current Report on Form 8-K dated February 26, 2019 and the Current Report on Form 8-K dated May 9, 2019, or that we will have the financial resources required to obtain, or that the conditions of the capital markets will support any future debt or equity financings. In addition, our ability to fund operations and retire debt when due is dependent on a number of factors, some of which are beyond our control and/or inherently difficult to estimate, including our future operating performance and the factors mentioned above and included in “Risk Factors” in Item 1A of this Form 10-K. If we are unable to amend our credit facility to extend the term on a longer term basis and complete the Proposed Equity and Recapitalization Transactions or the Alternative Transactions, or secure another source of capital on commercially reasonable terms, we may be required to take additional measures, such as further reorganizations of our cost structure and adjusting inventory purchases and/or payment terms with suppliers, which could have a material adverse impact on our business, results of operations and financial condition.
As of March 31, 2019, off-balance sheet arrangements include letters of credit issued by Wells Fargo of $12.8 million.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of March 31, 2019, we have outstanding convertible senior notes payable of $113.0 million principal amount due June 2020 with a fixed interest rate of 4.875% per annum, and $29.5 million principal amount due November 2020 with a fixed interest rate of 3.25% per annum if paid in cash. As the interest rates on the notes are at fixed rates, we are not generally subject to any direct risk of loss related to these notes arising from changes in interest rates.

Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility and term loan facility (see Note 5 - Credit Facilities in the accompanying notes to the condensed consolidated financial statements for additional information). Borrowings under the revolving credit facility bear interest at a variable rate based on Base Rate or LIBOR Rate at the option of the Company. For Base Rate loans, the interest rate is equal to a margin of 1.25% plus the highest of (i) the Federal Funds Rate plus a margin of 0.50%, (ii) the rate last quoted by The Wall Street Journal as the “Prime Rate,” or (iii) the sum of a LIBOR rate plus 1.00%. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin of 2.25%. Borrowings under the term loan facility bear interest at LIBOR plus 9% per annum. Borrowings under the revolving credit facility and term loan facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the three months ended March 31, 2019, the maximum amount borrowed under the revolving credit facility was $7.5 million and the average amount of borrowings outstanding was $3.3 million. As of March 31, 2019, the amount of total borrowings outstanding under the revolving credit facility and term loan was nil and $20.0 million. If the prevailing market interest rates relative to these borrowings increased by 10%, our interest expense during the period ended March 31, 2019 would have increased by less than $0.1 million.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to, and certain of our property is the subject of, various pending claims and legal proceedings that routinely arise in the ordinary course of our business. We accrue for losses when the loss is deemed probable and the liability can reasonably be estimated. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates.
In the normal course of business, we may provide certain indemnifications and/or other commitments of varying scope to a) our licensors, customers and certain other parties, including against third party claims of intellectual property infringement, and b) our officers, directors and employees, including against third party claims regarding the periods in which they serve in such capacities with us. The duration and amount of such obligations is, in certain cases, indefinite. Our director’s and officer’s liability insurance policy may, however, enable us to recover a portion of any future payments related to our officer, director or employee indemnifications. For the past five years, costs related to director and officer indemnifications have not been significant. Other than certain liabilities recorded in the normal course of business related to royalty payments due our licensors, no liabilities have been recorded for indemnifications and/or other commitments.

Item 1A. Risk Factors
Risk factors with respect to us and our business are contained in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes from the risk factors previously disclosed in such filings. The disclosures made in this Quarterly Report should be reviewed together with the risk factors contained therein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first quarter of 2019, the Company did not purchase any of its common stock.

Item 6. Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated By-Laws of the Company (2)
10.1	Correction Letter dated February 28, 2019 with respect to Mr. Novak’s Employment Agreement (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (4)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (4)
32.1	Section 1350 Certification of Chief Executive Officer (4)
32.2	Section 1350 Certification of Chief Financial Officer (4)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011 and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K filed March 18, 2019 and incorporated herein by reference.

(4)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: May 9, 2019	By:	/s/ Brent Novak
Brent Novak
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended and Restated By-Laws of the Company (2)
10.1	Correction Letter dated February 28, 2019 with respect to Mr. Novak’s Employment Agreement (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (4)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (4)
32.1	Section 1350 Certification of Chief Executive Officer (4)
32.2	Section 1350 Certification of Chief Financial Officer (4)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011 and incorporated herein by reference.

(3)	Filed previously as an exhibit to the Company's Annual Report on Form 10-K filed March 18, 2019 and incorporated herein by reference.

(4)	Filed herewith.