Form 10-Q
period 2019-06-30
JAKKS PACIFIC INC
filed 2019-08-09
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2019
or
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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
The number of shares outstanding of the issuer’s common stock is 32,524,913 as of August 9, 2019.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2019
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

Assets	June 30, 2019	December 31, 2018
	(Unaudited)
Current assets
Cash and cash equivalents	$32,125	$53,282
Restricted cash	4,923	4,923
Accounts receivable, net of allowance for doubtful accounts of $1,613 and $2,149 at June 30, 2019 and December 31, 2018, respectively	85,119	122,278
Inventory	53,521	53,880
Prepaid expenses and other assets	28,523	15,780
Total current assets	204,211	250,143
Property and equipment
Office furniture and equipment	11,876	11,999
Molds and tooling	108,250	108,315
Leasehold improvements	7,220	7,735
Total	127,346	128,049
Less accumulated depreciation and amortization	106,239	107,147
Property and equipment, net	21,107	20,902
Operating lease right-of-use assets	35,848	—
Intangible assets, net	14,931	17,312
Other long term assets	17,264	19,101
Goodwill	35,083	35,083
Trademarks	300	300
Total assets	$328,744	$342,841
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$64,388	$57,574
Accrued expenses	33,628	29,914
Reserve for sales returns and allowances	24,498	29,403
Short term operating lease liabilities	9,182	—
Short term debt, net	1,892	27,211
Total current liabilities	133,588	144,102
Long term operating lease liabilities	29,829	—
Long term debt, net	160,656	139,792
Other liabilities	137	4,409
Income taxes payable	1,471	1,458
Deferred income taxes, net	1,431	1,431
Total liabilities	327,112	291,192
Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; nil outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 29,463,689 and 29,169,913 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	30	30
Treasury stock, at cost; 3,112,840 shares	(24,000)	(24,000)
Additional paid-in capital	218,897	218,155
Accumulated deficit	(179,301)	(127,601)
Accumulated other comprehensive loss	(14,994)	(15,847)
Total JAKKS Pacific, Inc. stockholders' equity	632	50,737
Non-controlling interests	1,000	912
Total stockholders' equity	1,632	51,649
Total liabilities and stockholders' equity	$328,744	$342,841
See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2019	2018	2019	2018
Net sales	$95,182	$105,781	$166,008	$198,785
Cost of sales	77,436	77,840	133,922	147,885
Gross profit	17,746	27,941	32,086	50,900
Selling, general and administrative expenses	33,870	39,748	69,136	98,365
Restructuring charge	22	—	270	—
Acquisition related and other	2,503	333	5,370	333
Loss from operations	(18,649)	(12,140)	(42,690)	(47,798)
Income from joint ventures	—	205	—	227
Other income (expense), net	(242)	31	(159)	81
Change in fair value of convertible senior notes	(106)	(2,410)	(2,529)	(3,431)
Interest income	20	14	47	28
Interest expense	(2,919)	(2,197)	(5,937)	(4,133)
Loss before provision for (benefit from) income taxes	(21,896)	(16,497)	(51,268)	(55,026)
Provision for (benefit from) income taxes	589	2,091	344	(245)
Net loss	(22,485)	(18,588)	(51,612)	(54,781)
Net income (loss) attributable to non-controlling interests	57	(29)	88	22
Net loss attributable to JAKKS Pacific, Inc.	$(22,542)	$(18,559)	$(51,700)	$(54,803)
Loss per share - basic and diluted	$(0.96)	$(0.80)	$(2.19)	$(2.37)
Shares used in loss per share - basic and diluted	23,600	23,106	23,578	23,103
Comprehensive loss	$(22,935)	$(19,978)	$(50,759)	$(55,121)
Comprehensive loss attributable to JAKKS Pacific, Inc.	$(22,992)	$(19,949)	$(50,847)	$(55,143)
See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

Three and Six Months Ended June 30, 2019
(Unaudited)
	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	JAKKS Pacific, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity

Balance, December 31, 2018	$30	$(24,000)	$218,155	$(127,601)	$(15,847)	$50,737	$912	$51,649
Stock-based compensation expense	—	—	618	—	—	618	—	618
Repurchase of common stock for employee tax withholding	—	—	(249)	—	—	(249)	—	(249)
Net income (loss)	—	—	—	(29,158)	—	(29,158)	31	(29,127)
Foreign currency translation adjustment	—	—	—	—	1,303	1,303	—	1,303
Balance, March 31, 2019	$30	$(24,000)	$218,524	$(156,759)	$(14,544)	$23,251	$943	$24,194
Stock-based compensation expense	—	—	397	—	—	397	—	397
Repurchase of common stock for employee tax withholding	—	—	(24)	—	—	(24)	—	(24)
Net income (loss)	—	—	—	(22,542)	—	(22,542)	57	(22,485)
Foreign currency translation adjustment	—	—	—	—	(450)	(450)	—	(450)
Balance, June 30, 2019	$30	$(24,000)	$218,897	$(179,301)	$(14,994)	$632	$1,000	$1,632

Three and Six Months Ended June 30, 2018
(Unaudited)
	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	JAKKS Pacific, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity

Balance, December 31, 2017	$27	$(24,000)	$215,809	$(85,233)	$(13,059)	$93,544	$969	$94,513
Restricted stock grants	3	—	—	—	—	3	—	3
Stock-based compensation expense	—	—	674	—	—	674	—	674
Repurchase of common stock for employee tax withholding	—	—	(85)	—	—	(85)	—	(85)
Net income (loss)	—	—	—	(36,244)	—	(36,244)	51	(36,193)
Foreign currency translation adjustment	—	—	—	—	1,050	1,050	—	1,050
Balance, March 31, 2018	$30	$(24,000)	$216,398	$(121,477)	$(12,009)	$58,942	$1,020	$59,962
Stock-based compensation expense	—	—	313	—	—	313	—	313
Adjustment to additional paid in capital	—	—	(2)	—	—	(2)	—	(2)
Net loss	—	—	—	(18,559)	—	(18,559)	(29)	(18,588)
Foreign currency translation adjustment	—	—	—	—	(1,390)	(1,390)	—	(1,390)
Balance, June 30, 2018	$30	$(24,000)	$216,709	$(140,036)	$(13,399)	$39,304	$991	$40,295
See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30, (Unaudited)
	2019	2018
Cash flows from operating activities
Net loss	$(51,612)	$(54,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	(248)	12,468
Depreciation and amortization	7,473	7,428
Write-off and amortization of debt issuance costs	803	556
Share-based compensation expense	1,015	987
Gain on disposal of property and equipment	(61)	(28)
Change in fair value of convertible senior notes	2,529	3,431
Changes in operating assets and liabilities:
Accounts receivable	37,407	29,710
Inventory	359	(3,729)
Prepaid expenses and other assets	(12,079)	(19,840)
Accounts payable	6,785	18,497
Accrued expenses	3,714	(6,675)
Reserve for sales returns and allowances	(4,905)	3,713
Income taxes payable	13	(267)
Other liabilities	(58)	(190)
Total adjustments	42,747	46,061
Net cash used in operating activities	(8,865)	(8,720)
Cash flows from investing activities
Purchases of property and equipment	(5,205)	(6,510)
Net cash used in investing activities	(5,205)	(6,510)
Cash flows from financing activities
Repayment of credit facility borrowings	(7,500)	(5,000)
Deferred issuance costs	—	(1,447)
Proceeds from term loan facility	—	20,000
Repayment of term loan	(167)	—
Repurchase of common stock for employee tax withholding	(273)	(85)
Net cash (used in) provided by financing activities	(7,940)	13,468
Net decrease in cash, cash equivalents and restricted cash	(22,010)	(1,762)
Effect of foreign currency translation	853	(224)
Cash, cash equivalents and restricted cash, beginning of period	58,205	64,977
Cash, cash equivalents and restricted cash, end of period	$37,048	$62,991
Cash paid during the period for:
Income taxes	$68	$712
Interest	$5,063	$3,592
As of June 30, 2019, there was $3.4 million of property and equipment included in accounts payable. As of June 30, 2018, there was $4.9 million of property and equipment included in accounts payable.
See Notes 1, 5, 6 and 9 for additional supplemental information to the condensed consolidated statements of cash flows.
See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2019
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
There is no impact to the Company’s condensed consolidated financial statements resulting from the adoption of Topic 606 as the timing and measurement of revenue remained consistent with Topic 605, although the Company’s approach to revenue recognition is now based on the transfer of control. Further, there is no difference in the amounts of the revenue and cost of sales reported in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2019 and 2018 that were recognized pursuant to Topic 606 and those that would have been reported pursuant to Topic 605.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2019

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
June 30, 2019

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

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2019

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and six months ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Sales
U.S. and Canada	$48,502	$59,381	$105,935	$129,916
International	10,293	22,044	20,046	39,343
Halloween	36,387	24,356	40,027	29,526
	$95,182	$105,781	$166,008	$198,785

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Loss from Operations
U.S. and Canada	$(10,910)	$(6,423)	$(26,364)	$(29,402)
International	(2,694)	(2,744)	(7,117)	(9,683)
Halloween	(5,045)	(2,973)	(9,209)	(8,713)
	$(18,649)	$(12,140)	$(42,690)	$(47,798)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Depreciation and Amortization Expense
U.S. and Canada	$2,625	$2,886	$5,312	$5,302
International	566	993	1,016	1,574
Halloween	1,048	453	1,145	552
	$4,239	$4,332	$7,473	$7,428

	June 30, 2019	December 31, 2018
Assets
U.S. and Canada	$200,748	$223,877
International	82,876	108,669
Halloween	45,120	10,295
	$328,744	$342,841

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2019

The following tables present information about the Company by geographic area as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018 (in thousands):

	June 30, 2019	December 31, 2018
Long-lived Assets
China	$16,758	$15,825
United States	4,121	4,920
Hong Kong	228	157
	$21,107	$20,902

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Sales by Customer Area
United States	$82,409	$79,673	$139,967	$151,046
Europe	6,546	15,307	13,737	23,936
Canada	2,182	3,811	4,742	7,572
Hong Kong	937	300	1,192	527
Other	3,108	6,690	6,370	15,704
	$95,182	$105,781	$166,008	$198,785
Major Customers
Net sales to major customers for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Wal-Mart	$29,709	31.2%	$18,454	17.4%	$51,818	31.2%	$43,211	21.7%
Target	14,016	14.7	21,532	20.4	26,195	15.8	36,844	18.5
	$43,725	45.9%	$39,986	37.8%	$78,013	47.0%	$80,055	40.2%
No other customer accounted for more than 10% of the Company's total net sales.
As of June 30, 2019 and December 31, 2018, the Company’s three largest customers accounted for approximately 68.1% and 61.4%, respectively, of the Company’s gross accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses. For the six months ended June 30, 2018, the Company recorded bad debt expense of $12.5 million primarily due to the bankruptcy and liquidation of Toys “R” Us.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2019

Note 3 — Inventory
Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and capitalized warehouse costs, is valued at the lower of cost (first-in, first-out) or net realizable value, net of inventory obsolescence reserve, and consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$288	$311
Finished goods	53,233	53,569
	$53,521	$53,880
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
The Company’s reserve for sales returns and allowances amounted to $24.5 million as of June 30, 2019, compared to $29.4 million as of December 31, 2018.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2019

Note 5 — Credit Facilities
Wells Fargo
In March 2014, the Company and its domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (“GECC”). The credit facility, as amended and subsequently assigned to Wells Fargo Bank, N.A. (“Wells Fargo”) pursuant to its acquisition of GECC, provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain domestic accounts receivable and inventory amounts used to compute the borrowing base (the “Credit Facility”). The Credit Facility includes a sub-limit of up to $35.0 million for the issuance of letters of credit. The amounts outstanding under the Credit Facility, as amended, were payable in full upon maturity of the facility on September 27, 2019, except that the Credit Facility would mature on June 15, 2018 if the Company did not refinance or extend the maturity of the convertible senior notes that mature in 2018, provided that any such refinancing or extension shall have a maturity date that is no sooner than six months after the stated maturity of the Credit Facility (i.e., on or about September 27, 2019). On June 14, 2018, the Company entered into a Term Loan Agreement with Great American Capital Partners to provide the necessary capital to refinance the 2018 convertible senior notes (see additional details regarding the Term Loan Agreement below). In addition, on June 14, 2018, the Company revised certain of the Credit Facility documents (and entered into new ones) so that certain of its Hong Kong based subsidiaries became additional parties to the Credit Facility. As a result, the receivables of these subsidiaries can now be included in the borrowing base computation, subject to certain limitations, thereby effectively increasing the amount of funds the Company can borrow under the Credit Facility. Any additional borrowings under the Credit Facility will be used for general working capital purposes.

The Credit Facility is secured by a security interest in favor of Wells Fargo covering a substantial amount of the consolidated assets and a pledge of the majority of the capital stock of various of the Company’s subsidiaries. As of June 30, 2019, there were no outstanding borrowings and the amount of outstanding stand-by letters of credit totaled $9.5 million; the total excess borrowing capacity was $19.3 million. As of December 31, 2018, the amount of outstanding borrowings was $7.5 million and outstanding stand-by letters of credit totaled $12.8 million; the total excess borrowing capacity was $40.7 million. In July 2019, the Company borrowed $5.0 million under the Credit Facility.

The Company’s ability to borrow under the Credit Facility is also subject to its ongoing compliance with certain financial covenants, including the maintenance by the Company of a fixed charge coverage ratio of at least 1.25:1.0 based on the trailing four fiscal quarters in the event minimum excess availability of $10.0 million under the Credit Facility is not maintained. As of June 30, 2019 and December 31, 2018, the Company was in compliance with the financial covenants under the Credit Facility.

The Company may borrow funds at LIBOR or at a Base Rate, plus applicable margins of 225 basis point spread over LIBOR and 125 basis point spread on Base Rate loans. The Base Rate is the highest of (i) the Federal Funds Rate plus a margin of 0.50%, (ii) the rate last quoted by The Wall Street Journal as the “Prime Rate,” or (iii) the sum of a LIBOR rate plus 1.00%. In addition to standard fees, the Credit Facility has an unused credit line fee, which ranges from 25 to 50 basis points. As of June 30, 2019 and December 31 2018, the weighted average interest rate on the Credit Facility was approximately 4.77% and 5.53%, respectively.

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

In August 2019, in connection with the Recapitalization transaction (See Note 19 - Subsequent Event), the Company entered into an amended and extended revolving credit facility with Wells Fargo, which includes, among other changes, a revised revolving credit facility limit of $60.0 million and an extended maturity date to August 2022.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2019

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

The Company’s ability to continue to borrow the initial Term Loan amount of $20.0 million is based on certain accounts receivable and inventory amounts used to compute the borrowing base. In the event the Term Loan balance exceeds the borrowing base computation, the shortfall would be (i) applied to any excess availability under the Wells Fargo Credit Facility or (ii) prepaid. Similar to the Wells Fargo Credit Facility, the Company is subject to ongoing compliance with certain financial covenants, including the maintenance by the Company of a fixed charge coverage ratio of at least 1.25:1.0 based on the trailing four fiscal quarters in the event minimum excess availability of $10.0 million under the Wells Fargo Credit Facility is not maintained. The Company must also maintain a minimum amount of liquidity, as defined in the Term Loan, of $10.0 million. As of June 30, 2019 and December 31, 2018, the Company was in compliance with the financial covenants under the Term Loan.

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

As of June 30, 2019 and December 31, 2018, the amount outstanding under the Term Loan was $19.8 million and $20.0 million, respectively. Borrowings under the Term Loan accrue interest at LIBOR plus 9.00% per annum. As of June 30, 2019 and December 31, 2018, the weighted average interest rate on the Term Loan was approximately 11.5% and 11.1%, respectively.

Amortization expense classified as interest expense related to the $1.3 million debt issuance costs associated with the transactions that closed on June 14, 2018 (i.e., the amendment of the Wells Fargo Credit Facility and the GACP Term Loan) was nil and $0.4 million for the three and six months ended June 30, 2019 and $0.1 million for the three and six months ended June 30, 2018.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2019

In August 2019, in connection with the Recapitalization transaction (See Note 19 - Subsequent Event), the Term Loan with a principal amount outstanding as of June 30, 2019 of $19.8 million has been paid in full and refinanced with new secured term debt with a face amount of approximately $30.0 million that matures in February 2023. As a result, the Term Loan is reflected as a long term liability on the accompanying condensed consolidated balance sheet at June 30, 2019.

Note 6 — Convertible Senior Notes
Convertible senior notes consist of the following (in thousands):

	June 30, 2019			December 31, 2018
	Principal/ Fair Value Amount	Debt Issuance Costs	Net Amount	Principal/ Fair Value Amount	Debt Issuance Costs	Net Amount
4.875% convertible senior notes (due 2020)	$113,000	$788	$112,212	$113,000	$1,182	$111,818
3.25% convertible senior notes (due 2020) *	30,503	—	30,503	27,974	—	27,974
Total convertible senior notes, net of debt issuance costs	$143,503	$788	$142,715	$140,974	$1,182	$139,792
* The amount presented for the 3.25% 2020 convertible senior notes within the table represents the fair value as of June 30, 2019 and December 31, 2018 (see Note 16). The principal amount of these notes totals $29.5 million as of June 30, 2019 and December 31, 2018.
Amortization expense classified as interest expense related to debt issuance costs was $0.2 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and $0.4 million and $0.5 million for the six months ended June 30, 2019 and 2018.
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
June 30, 2019

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
The Company has elected to measure and present the debt held by Oasis at fair value using Level 3 inputs and as a result, recognized a loss of $0.1 million and $2.4 million for the three months ended June 30, 2019 and 2018, respectively, related to changes in the fair value of the 3.25% 2020 Notes. At June 30, 2019 and December 31, 2018, the 3.25% 2020 Notes had a fair value of approximately $30.5 million and $28.0 million, respectively. The Company evaluated its credit risk as of June 30, 2019, and determined that there was no change from December 31, 2018.
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
The fair value of the 4.875% convertible senior notes payable due 2020 as of June 30, 2019 and December 31, 2018 was $102.5 million and $93.2 million, respectively, based upon the most recent quoted market prices. The fair values of the convertible senior notes are considered to be Level 3 measurements on the fair value hierarchy.

In August 2019, in connection with the Recapitalization transaction (See Note 19 - Subsequent Event), 2020 Notes outstanding with a face amount of $111.1 million of the total $113.0 million outstanding at June 30, 2019 were refinanced to extend the maturity date. Of the refinanced amount, $103.8 million were refinanced with the issuance of new secured term debt that matures in February 2023. The remaining refinanced amount of $7.3 million was exchanged into similar convertible senior notes previously issued to Oasis with a total face amount of $29.5 million with an original maturity of November 2020. The convertible senior notes issued to Oasis were amended to, among other things, extend the maturity date to the earlier of (i) 91 days after the repayment in full of the newly issued secured term debt that matures in February 2023 or (ii) July 2023. As a result, the refinanced portion of $111.1 million is reflected as a long term liability on the accompanying condensed consolidated balance sheet at June 30, 2019.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2019

Note 7 — Income Taxes

The Company’s income tax expense of $0.6 million for the three months ended June 30, 2019 reflects an effective tax rate of (2.7)%. The Company’s income tax expense of $2.1 million for the three months ended June 30, 2018 reflects an effective tax rate of (12.7)%. The majority of the tax expense for the three months ended June 30, 2019 relates to foreign income taxes and discrete items. The majority of the tax expense for the three months ended June 30, 2018 relates to foreign income taxes partially offset by discrete items.

The Company’s income tax expense of $0.3 million for the six months ended June 30, 2019 reflects an effective tax rate of (0.7)%. The Company’s income tax benefit of $0.2 million for the six months ended June 30, 2018 reflects an effective tax rate of 0.4%. The majority of the tax expense for the six months ended June 30, 2019 relates to foreign income taxes and discrete items. The majority of the tax benefit for the six months ended June 30, 2018 relates to favorable discrete items and foreign income tax benefit.
Note 8 — Loss Per Share
The following table is a reconciliation of the weighted average shares used in the computation of loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,
	2019			2018
	Loss	Weighted Average Shares	Per- Share	Loss	Weighted Average Shares	Per- Share
Loss per share - basic and diluted
Net loss available to common stockholders	$(22,542)	23,600	$(0.96)	$(18,559)	23,106	$(0.80)

	Six Months Ended June 30,
	2019			2018
	Loss	Weighted Average Shares	Per- Share	Loss	Weighted Average Shares	Per- Share
Loss per share - basic and diluted
Net loss available to common stockholders	$(51,700)	23,578	$(2.19)	$(54,803)	23,103	$(2.37)
Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of warrants, options, restricted stock awards, restricted stock units and convertible debt to the extent they are dilutive). The weighted average number of common shares outstanding excludes 3,112,840 shares repurchased pursuant to a prepaid forward share repurchase agreement associated with the issuance of the convertible senior notes due 2020. Common share equivalents that could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted earnings per share due to being anti-dilutive, totaled 27,675,542 for the three and six months ended June 30, 2019. Common share equivalents that could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted earnings per share due to being anti-dilutive, totaled 25,268,205 for the three and six months ended June 30, 2018.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2019

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

In January 2019, the Company was obligated to issue an aggregate of 3,061,224 shares of restricted stock at a value of approximately $4.5 million to two executive officers pursuant to the applicable employment contracts. The shares were not issued at that time due to insufficient shares available in the 2002 Stock Award and Incentive Plan. Such shares were subsequently approved by the Company's shareholders and issued in July 2019. In addition, an aggregate of 328,230 shares of restricted stock at an aggregate value of approximately $0.5 million were issued to its six non-employee directors, which will vest in January 2020.

During the first quarter of 2019, two executive officers surrendered an aggregate of 143,913 shares of restricted stock for approximately $215,000 to cover income taxes due on the vesting of restricted shares.

During the second quarter of 2019, an executive officer surrendered an aggregate of 24,281 shares of restricted stock for approximately $25,000 to cover income taxes due on the vesting of restricted stock units.
All issuances of common stock, including those issued pursuant to stock option and warrant exercises, restricted stock grants and acquisitions, are issued from the Company’s authorized but not issued and outstanding shares.
No dividend was declared or paid in the three and six months ended June 30, 2019 or 2018.
Note 10 — Joint Ventures
The Company owns a fifty percent interest in a joint venture (“Pacific Animation Partners”) with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company. The joint venture was created to develop and produce a boys’ animated television show, which it licensed worldwide for television broadcast as well as consumer products. The Company produced toys based upon the television program under a license from the joint venture which also licensed certain other merchandising rights to third parties. The joint venture completed and delivered 65 episodes of the show, which began airing in February 2012, and has since ceased production of the television show. For the three and six months ended June 30, 2019, the Company recognized income from the joint venture of nil. For the three and six months ended June 30, 2018, the Company recognized income from the joint venture of nil and $22,000, respectively.
As of June 30, 2019 and December 31, 2018, the balance of the investment in the Pacific Animation Partners joint venture is nil.
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
June 30, 2019

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
In November 2014, the Company entered into a joint venture with Meisheng Culture & Creative Corp., for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the income (loss) was $57,000 and ($29,000) for the three months ended June 30, 2019 and 2018, respectively, and $88,000 and $22,000 for the six months ended June 30, 2019 and 2018, respectively.
In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited ("Meisheng"), a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp., for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng Culture & Creative Corp. will oversee through the Company’s existing distribution joint venture. The results of operations of the joint venture are consolidated with the Company's results. The non-controlling interest’s share of the income from the joint venture for the three and six months ended June 30, 2019 and 2018 was nil. As of June 30, 2019, Meisheng beneficially owns more than 10% of the Company’s outstanding common stock.

Meisheng also serves as a significant manufacturer of the Company. For the three and six months ended June 30, 2019, the Company made inventory-related payments to Meisheng of approximately $23.0 million and $25.2 million, respectively. For the three and six months ended June 30, 2018, the Company made inventory-related payments to Meisheng of approximately $12.1 million and $14.1 million, respectively. As of June 30, 2019 and 2018, amounts due Meisheng for inventory received by the Company, but not paid totaled $18.8 million and $13.0 million, respectively.
Note 11 — Goodwill
The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, on an interim basis, if certain events or circumstances indicate that an impairment loss may have been incurred. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. Based on the Company's April 1 annual assessment, it determined that the fair values of its reporting units were not less than the carrying amounts. No goodwill impairment was determined to have occurred for the six months ended June 30, 2019.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2019

Note 12 — Intangible Assets Other Than Goodwill
Intangible assets other than goodwill consist primarily of licenses, product lines, customer relationships and trademarks. Amortized intangible assets are included in intangibles in the accompanying condensed consolidated balance sheets. Trademarks are disclosed separately in the accompanying condensed consolidated balance sheets. Intangible assets as of June 30, 2019 and December 31, 2018 include the following (in thousands, except for weighted useful lives):

		June 30, 2019			December 31, 2018
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)
Amortized Intangible Assets:
Licenses	5.81	$20,130	$(19,694)	$436	$20,130	$(19,383)	$747
Product lines	10.36	33,858	(19,363)	14,495	33,858	(17,293)	16,565
Customer relationships	4.90	3,152	(3,152)	—	3,152	(3,152)	—
Trade names	5.00	3,000	(3,000)	—	3,000	(3,000)	—
Non-compete agreements	5.00	200	(200)	—	200	(200)	—
Total amortized intangible assets		$60,340	$(45,409)	$14,931	$60,340	$(43,028)	$17,312
Unamortized Intangible Assets:
Trademarks		$300	$—	$300	$300	$—	$300
Note 13 — Comprehensive Loss
The table below presents the components of the Company’s comprehensive loss for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Loss	$(22,485)	$(18,588)	$(51,612)	$(54,781)
Other comprehensive income (loss):
Foreign currency translation adjustment	(450)	(1,390)	853	(340)
Comprehensive loss	(22,935)	(19,978)	(50,759)	(55,121)
Less: Comprehensive income (loss) attributable to non-controlling interests	57	(29)	88	22
Comprehensive loss attributable to JAKKS Pacific, Inc.	$(22,992)	$(19,949)	$(50,847)	$(55,143)
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
June 30, 2019

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
The following table summarizes the total share-based compensation expense recognized for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Share-based compensation expense	$397	$313	$1,015	$987
Restricted Stock Awards
Restricted stock award activity (including those with performance-based vesting criteria) for the six months ended June 30, 2019 is summarized as follows:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2018	2,950,782	$2.41
Awarded	328,230	1.47
Released	(528,348)	2.81
Forfeited	—	—
Outstanding, June 30, 2019	2,750,664	2.22
As of June 30, 2019, there was $2.3 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.87 years.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2019

Restricted Stock Units
Restricted stock unit activity (including those with performance-based vesting criteria) for the six months ended June 30, 2019 is summarized as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2018	1,052,166	$3.72
Awarded	742,574	0.81
Released	(161,486)	3.80
Forfeited	(65,166)	4.51
Outstanding, June 30, 2019	1,568,088	2.30
As of June 30, 2019, there was $1.6 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 1.78 years.
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
The following tables summarize the Company's financial liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

	Carrying Amount as of June 30, 2019	Fair Value Measurements As of June 30, 2019
		Level 1	Level 2	Level 3
3.25% convertible senior notes due in 2020	$30,503	$—	$—	$30,503

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2019

	Carrying Amount as of December 31, 2018	Fair Value Measurements As of December 31, 2018
		Level 1	Level 2	Level 3
3.25% convertible senior notes due in 2020	$27,974	$—	$—	$27,974
The following table provides a reconciliation of the beginning and ending balances of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

2019
Balance at January 1, 2019	$27,974
Change in fair value	2,529
Balance at June 30, 2019	$30,503
Note 17 — Liquidity
As of June 30, 2019 and December 31, 2018, the Company held cash and cash equivalents, including restricted cash, of $37.0 million and $58.2 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $21.8 million and $33.9 million as of June 30, 2019 and December 31, 2018, respectively. The cash and cash equivalents, including restricted cash balances in the Company's foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which the Company expects would not be significant as of June 30, 2019.The Company’s primary sources of working capital are cash flows from operations and borrowings under its credit facility (see Note 5 - Credit Facilities in the accompanying notes to the condensed consolidated financial statements for additional information).Typically, cash flows from operations are impacted by the effect on sales of (1) the appeal of the Company’s products, (2) the success of its licensed brands, (3) the highly competitive conditions existing in the toy industry, (4) dependency on a limited set of large customers, and (5) general economic conditions. A downturn in any single factor or a combination of factors could have a material adverse impact upon the Company’s ability to generate sufficient cash flows to operate the business. In addition, the Company’s business and liquidity are dependent to a significant degree on its vendors and their financial health, as well as the ability to accurately forecast the demand for products. The loss of a key vendor, or material changes in support by them, or a significant variance in actual demand compared to the forecast, can have a material adverse impact on the Company’s cash flows and business. Given the conditions in the toy industry environment in general, vendors, including licensors, may seek further assurances or take actions to protect against non-payment of amounts due to them. Changes in this area could have a material adverse impact on the Company’s liquidity.
Cash and cash equivalents, including restricted cash, projected cash flow from operations, and borrowings under the Company’s credit facility, as well as taking into account the August 2019 Recapitalization transaction (See Note 19  - Subsequent Event for further information), should be sufficient to meet working capital and capital expenditure requirements for the next 12 months. The Company’s ability to fund operations and retire debt when due is dependent on a number of factors, some of which are beyond the Company's control and/or inherently difficult to estimate, including the Company's future operating performance and the factors mentioned above, among other risks and uncertainties. To the extent we are unable to fund our operations or retire debt when due, no assurances can be given that the Company will have the financial resources required to obtain, or that the conditions of the capital markets will support, any future debt or equity financings which could have a material adverse impact on the Company’s business, results of operations and financial condition.
As of June 30, 2019, off-balance sheet arrangements include letters of credit issued by Wells Fargo of $9.5 million.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2019

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
The Company has operating leases for corporate offices, warehouses, and certain equipment. The Company’s leases have remaining lease terms of 1 to 8 years, some of which include options to extend the lease for up to 10 years, and some of which include options to terminate the lease within 1 year. As of June 30, 2019, the Company’s weighted average remaining lease term is approximately 4 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.31%. For the three and six months ended June 30, 2019, rent expense under the Company's leases was approximately $3.6 million and $7.0 million, respectively. For the three and six months ended June 30, 2018, rent expense under the Company's leases was approximately $3.3 million and $6.6 million, respectively.

The following table represents a reconciliation of the Company’s undiscounted future minimum lease payments under operating leases to the lease liability as of June 30, 2019 (in thousands):

Year ending December 31,
2019 (excluding the 6 months ended June 30, 2019)	$5,756
2020	10,905
2021	10,598
2022	9,966
2023	5,499
Thereafter	773
Total lease payments	43,497
Less imputed interest	(4,486)
Total	$39,011

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2019

Note 19 — Subsequent Event

As discussed in the Current Report on Form 8-K dated August 9, 2019, the Company entered into and consummated multiple, binding definitive agreements (collectively, the “Recapitalization”) among Wells Fargo Bank, National Association, Oasis Investments II Master Fund Ltd. and an ad hoc group of holders of the 4.875% convertible senior notes due 2020 to recapitalize the Company’s balance sheet, including the extension to the Company of incremental liquidity and three-year extensions of substantially all of the Company’s outstanding convertible debt obligations and revolving credit facility. The Company’s term loan agreement entered into with Great American Capital Partners has been paid in full in connection with the Recapitalization transaction.

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

Our reserve for sales returns and allowances amounted to $24.5 million as of June 30, 2019 and $29.4 million as of December 31, 2018.
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
The following tables summarize our financial liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

	Carrying Amount as of June 30, 2019	Fair Value Measurements As of June 30, 2019
		Level 1	Level 2	Level 3
3.25% convertible senior notes due in 2020	$30,503	$—	$—	$30,503

	Carrying Amount as of December 31, 2018	Fair Value Measurements As of December 31, 2018
		Level 1	Level 2	Level 3
3.25% convertible senior notes due in 2020	$27,974	$—	$—	$27,974
The following table provides a reconciliation of the beginning and ending balances of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

2019
Balance at January 1, 2019	$27,974
Change in fair value	2,529
Balance at June 30, 2019	$30,503
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

In connection with these transactions, we elected the fair value option of measurement for the 3.25% 2020 Notes under ASC 815 Derivatives and Hedging. As a result, these notes are re-measured each reporting period using Level 3 inputs (Monte Carlo simulation model and inputs for stock price, risk-free rate and volatility), with changes in fair value reflected in current period earnings in our condensed consolidated statements of operations. We evaluated our credit risk as of June 30, 2019, and determined that there was no change from December 31, 2018. At June 30, 2019, the 3.25% 2020 Notes had a fair value of $30.5 million.
The fair value of the 4.875% convertible senior notes payable due 2020 as of June 30, 2019 and December 31, 2018 was $102.5 million and $93.2 million, respectively, based upon the most recent quoted market prices. The fair values of the convertible senior notes are considered to be Level 3 measurements on the fair value hierarchy.
For the six months ended June 30, 2019, there was no impairment to the value of the Company’s non-financial assets.
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
Due to the subjective nature of the impairment analysis, significant changes in the assumptions used to develop the estimate could materially affect the conclusion regarding the future cash flows necessary to support the valuation of long-lived assets, including goodwill. The valuation of goodwill involves a high degree of judgment. Based upon the assumptions underlying the valuation, impairment is determined by estimating the fair value of a reporting unit and comparing that value to the reporting unit’s book value. If the implied fair value is more than the book value of the reporting unit, an impairment loss is not indicated. If impairment exists, the fair value of the reporting unit is allocated to all of its assets and liabilities excluding goodwill, with the excess amount representing the fair value of goodwill. An impairment loss is measured as the amount by which the book value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill. Based on our April 1 annual assessment, we determined the fair values of our reporting units were not less than the carrying amounts. No goodwill impairment was determined to have occurred for the six months ended June 30, 2019.
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

Discrete Items for Income Taxes. The discrete tax expense recorded in the six months ended June 30, 2019 is $0.1 million which is primarily related to excess tax deficiencies fully offset by valuation allowance, return to provision adjustments for foreign jurisdictions, state income taxes, and change in uncertain tax positions. For the comparable period in 2018, a discrete tax benefit was recorded for return to provision adjustments for foreign jurisdictions, change in uncertain tax positions, and excess tax deficiencies fully offset by valuation allowance.
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
We accrue a tax reserve for additional income taxes, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of June 30, 2019 and December 31, 2018, our income tax reserves were approximately $1.5 million and $1.5 million, respectively. The $1.5 million balance primarily relates to the potential tax settlements in Hong Kong and adjustments in the area of withholding taxes. Our income tax reserves are included in income taxes payable on the Condensed Consolidated Balance Sheets and within provision for (benefit from) income taxes on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
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

There is no impact to our condensed consolidated financial statements resulting from the adoption of Topic 606 as the timing and measurement of revenue remained consistent with Topic 605, although our approach to revenue recognition is now based on the transfer of control. Further, there is no difference in the amounts of the revenue and cost of sales reported in our condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2019 and 2018 that were recognized pursuant to Topic 606 and those that would have been reported pursuant to Topic 605.

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

Results of Operations
The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.4	73.6	80.7	74.4
Gross profit	18.6	26.4	19.3	25.6
Selling, general and administrative expenses	35.6	37.6	41.6	49.4
Restructuring charge	—	—	0.2	—
Acquisition related and other	2.6	0.3	3.2	0.2
Loss from operations	(19.6)	(11.5)	(25.7)	(24.0)
Income from joint ventures	—	0.3	—	0.1
Other income (expense), net	(0.3)	—	(0.1)	—
Change in fair value of convertible senior notes	(0.1)	(2.3)	(1.5)	(1.7)
Interest income	—	—	—	—
Interest expense	(3.0)	(2.1)	(3.6)	(2.1)
Loss before provision for (benefit from) income taxes	(23.0)	(15.6)	(30.9)	(27.7)
Provision for (benefit from) income taxes	0.6	2.0	0.2	(0.1)
Net loss	(23.6)	(17.6)	(31.1)	(27.6)
Net income (loss) attributable to non-controlling interests	0.1	—	—	—
Net loss attributable to JAKKS Pacific, Inc.	(23.7)%	(17.6)%	(31.1)%	(27.6)%

The following unaudited table summarizes, for the periods indicated, certain statements of operations data by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Sales
U.S. and Canada	$48,502	$59,381	$105,935	$129,916
International	10,293	22,044	20,046	39,343
Halloween	36,387	24,356	40,027	29,526
	95,182	105,781	166,008	198,785
Cost of Sales
U.S. and Canada	40,271	41,947	84,558	93,589
International	8,547	15,711	17,559	29,536
Halloween	28,618	20,182	31,805	24,760
	77,436	77,840	133,922	147,885
Gross Profit
U.S. and Canada	8,231	17,434	21,377	36,327
International	1,746	6,333	2,487	9,807
Halloween	7,769	4,174	8,222	4,766
	$17,746	$27,941	$32,086	$50,900
Comparison of the Three Months Ended June 30, 2019 and 2018

Net Sales

U.S. and Canada. Net sales of our U.S. and Canada segment were $48.5 million for the three months ended June 30, 2019 compared to $59.4 million for the prior year period, representing a decrease of $10.9 million, or 18.4%. The decrease in net sales was primarily due to lower sales of Incredibles 2 and Squish-Dee-Lish, partially offset by higher sales of Aladdin and Godzilla products, which were not sold in the prior year period.

International. Net sales of our International segment were $10.3 million for the three months ended June 30, 2019 compared to $22.0 million for the prior year period, representing a decrease of $11.7 million, or 53.2%. The decrease in net sales was primarily driven by declines in sales of Incredibles 2, Squish-Dee-Lish and Disney Princess. These declines were partially offset by an increase in sales of Perfectly Cute and Harry Potter, in addition to sales of Aladdin, Godzilla and Who’s your Llama products, which were not sold in the prior year period.

Halloween. Net sales of our Halloween segment were $36.4 million for the three months ended June 30, 2019 compared to $24.4 million for the prior year period, representing an increase of $12.0 million, or 49.2%. The increase in net sales was primarily driven by an increase in sales of Toy Story 4 products, which were not sold in the prior year period, in addition to an increase in sales of Disney Princess and Frozen products.

Cost of Sales

U.S. and Canada. Cost of sales of our U.S. and Canada segment was $40.3 million, or 83.1% of related net sales for the three months ended June 30, 2019 compared to $41.9 million, or 70.5% of related net sales for the prior year period, representing a decrease of $1.6 million, or 3.8%. The decrease in dollars is due to lower overall sales in 2019. The increase as a percentage of net sales, year over year, is due to a higher average cost of goods sold rate resulting from a shift in product mix, as well as close-out sales of older brands. Additionally, an increase in average royalty rates due to the change in product mix from the corresponding period in 2018 has also contributed to the percentage increase in cost of goods sold.

International. Cost of sales of our International segment was $8.5 million, or 82.5% of related net sales for the three months ended June 30, 2019 compared to $15.7 million, or 71.4% of related net sales for the prior year period, representing a decrease of $7.2 million, or 45.9%. The decrease in dollars is due to lower overall sales in 2019. The increase as a percent of net sales is due to a higher cost of goods sold rate in 2019 due to a change in product mix, as well as close-out sales of older brands.

Halloween. Cost of sales of our Halloween segment was $28.6 million, or 78.6% of related net sales for the three months ended June 30, 2019 compared to $20.2 million, or 82.8% of related net sales for the prior year period, representing an increase of $8.4 million, or 41.6%. The increase in dollars is due to an increase in overall unit sales in 2019. The decrease as a percentage of net sales, year-over-year, is primarily due to a lower cost of goods sold rate and average royalty rate due to product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $33.9 million for the three months ended June 30, 2019 compared to $39.8 million for the prior year period constituting 35.6% and 37.6% of net sales, respectively. Selling, general and administrative expenses decreased by $5.9 million from the prior year period primarily driven by lower payroll expense due, in part, to a Company-wide restructuring initiative, lower marketing expense and a decrease in product development costs from the prior year period.

Restructuring Charge

During the three months ended June 30, 2019, we recognized $22,000 of restructuring charges as a result of a Company-wide restructuring initiative announced in the 2018 fourth quarter.

Acquisition Related and Other

During the three months ended June 30, 2019, we recognized $2.5 million in acquisition related and other charges as a result of our ongoing evaluation and negotiation of a strategic and/or re-financing transaction, including Hong Kong Meisheng Cultural Company Limited's expression of interest in acquiring additional shares of our common stock and the refinancing of our convertible senior notes due in 2020.

Interest Expense
Interest expense was $2.9 million for the three months ended June 30, 2019, as compared to $2.2 million in the prior year period. During the three months ended June 30, 2019, we booked interest expense of $1.6 million related to our convertible senior notes due in 2020, and $1.1 million related to our revolving credit and term loan facilities. During the three months ended June 30, 2018, we booked interest expense of $1.7 million related to our convertible senior notes payable due in 2018 and 2020, $0.2 million related to our revolving credit and term loan facilities.

Provision for (Benefit From) Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $0.6 million, or an effective tax rate of (2.7%), for the three months ended June 30, 2019. During the comparable period in 2018, our income tax expense was $2.1 million, or an effective tax rate of (12.7%).

Comparison of the Six Months Ended June 30, 2019 and 2018

Net Sales

U.S. and Canada. Net sales of our U.S. and Canada segment were $105.9 million for the six months ended June 30, 2019 compared to $129.9 million for the prior year period, representing a decrease of $24.0 million, or 18.5%. The decrease in net sales was driven by the liquidation of Toys "R" Us in the U.S. in 2018 with sales declining by approximately $9.5 million in 2019 as well as a decrease in net sales of Incredibles 2 and Squish-Dee-Lish, partially offset by higher sales of Aladdin and Godzilla products, which were not sold in the prior year period.

International. Net sales of our International segment were $20.0 million for the six months ended June 30, 2019 compared to $39.3 million for the prior year period, representing a decrease of $19.3 million, or 49.1%. The decrease in net sales was primarily driven by declines in sales of Incredibles 2, Squish-Dee-Lish and Disney Princess. These declines were partially offset by an increase in sales of Harry Potter products, in addition to an increase in sales of Aladdin, Godzilla and Who’s your Llama products, which were not sold in the prior year period.

Halloween. Net sales of our Halloween segment were $40.0 million for the six months ended June 30, 2019 compared to $29.5 million for the prior year period, representing an increase of $10.5 million, or 35.6%. The increase in net sales was primarily driven by an increase in sales of Toy Story 4 products, which were not sold in the prior year period, in addition to an increase in sales of Disney Princess and a variety of other products in 2019.

Cost of Sales

U.S. and Canada. Cost of sales of our U.S. and Canada segment was $84.6 million, or 79.9% of related net sales for the six months ended June 30, 2019 compared to $93.6 million, or 72.1% of related net sales for the prior year period, representing a decrease of $9.0 million, or 9.6%. The decrease in dollars is due to lower overall sales in 2019. The increase as a percentage of net sales, year over year, is due to a higher average cost of goods sold rate resulting from a shift in product mix, and higher excess and obsolescence charges.

International. Cost of sales of our International segment was $17.6 million, or 88.0% of related net sales for the six months ended June 30, 2019 compared to $29.5 million, or 75.1% of related net sales for the prior year period, representing a decrease of $11.9 million, or 40.3%. The decrease in dollars is due to lower overall sales in 2019. The increase as a percentage of net sales is due to a higher cost of goods sold rate in 2019 due to a change in product mix, and higher excess and obsolescence charges.

Halloween. Cost of sales of our Halloween segment was $31.8 million, or 79.5% of related net sales for the six months ended June 30, 2019 compared to $24.8 million, or 84.1% of related net sales for the prior year period, representing an increase of $7.0 million, or 28.2%. The increase in dollars is due to an increase in overall unit sales in 2019. The decrease as a percentage of net sales, year-over-year, is primarily due to a lower cost of goods sold rate due to product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $69.1 million for the six months ended June 30, 2019 compared to $98.4 million for the prior year period constituting 41.6% and 49.4% of net sales, respectively. Selling, general and administrative expenses decreased by $29.3 million from the prior year period primarily driven by lower payroll expense due, in part, to a Company-wide restructuring initiative, lower marketing expense, lower product development costs and a bad debt charge of $12.5 million primarily due to the Toys “R” Us liquidation in the U.S. in 2018.

Restructuring Charge

During the six months ended June 30, 2019, we recognized $0.3 million of restructuring charges as a result of a Company-wide restructuring initiative. The restructuring charges are primarily related to employee severance costs.

Acquisition Related and Other

During the six months ended June 30, 2019, we recognized $5.4 million in acquisition related and other charges as a result of our ongoing evaluation and negotiation of a strategic and/or refinancing transaction, including Hong Kong Meisheng Cultural Company Limited's expression of interest in acquiring additional shares of our common stock and the refinancing of our convertible senior notes due in 2020.

Interest Expense
Interest expense was $5.9 million for the six months ended June 30, 2019, as compared to $4.1 million in the prior year period. During the six months ended June 30, 2019, we booked interest expense of $3.2 million related to our convertible senior notes due in 2020, and $1.8 million related to our revolving credit and term loan facilities. During the six months ended June 30, 2018, we booked interest expense of $3.6 million related to our convertible senior notes payable due in 2018 and 2020 and $0.4 million related to our revolving credit and term loan facilities.

Provision for (Benefit From) Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $0.3 million, or an effective tax rate of (0.7%), for the six months ended June 30, 2019. During the comparable period in 2018, our income tax benefit was $0.2 million, or an effective tax rate of 0.4%.
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
Liquidity and Capital Resources
As of June 30, 2019, and taking into consideration the Recapitalization transaction (see Note 19 - Subsequent Event), we had working capital of $70.6 million, compared to $106.0 million as of December 31, 2018. The decrease was primarily attributable to the net loss and a lower accounts receivable balance, partially offset by the reclassification of the GACP term loan from short term to long term.
Operating activities used net cash of $8.9 million in the six months ended June 30, 2019, as compared to a net use of cash of $8.7 million in the prior year period. Net cash during the six months ended June 30, 2019 was primarily impacted by a decrease in accounts receivable and an increase in accounts payable and accrued expenses, partially offset by an increase in prepaid and other assets and a decrease in the reserve for sales returns and allowances. Net cash during the six months ended June 30, 2018 was primarily impacted by a decrease in accounts receivable and an increase in accounts payable, partially offset by an increase in prepaid expenses and other assets. Other than open purchase orders issued in the normal course of business related to shipped product, we have no obligations to purchase inventory from our manufacturers. However, we may incur costs or other losses as a result of not placing orders consistent with our forecasts for product manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 21% payable on net sales of such products. As of June 30, 2019, these agreements required future aggregate minimum royalty guarantees of $72.9 million, exclusive of $36.8 million in advances already paid. Of this $72.9 million future minimum royalty guarantee, $38.8 million is due over the next twelve months.
Our investing activities used net cash of $5.2 million in the six months ended June 30, 2019, as compared to using net cash of $6.5 million in the prior year period, and consisted primarily of cash paid for the purchase of molds and tooling used in the manufacture of our products.
Our financing activities used net cash of $7.9 million for the six months ended June 30, 2019, primarily consisting of the repayment of credit facility borrowings. Our financing activities provided net cash of $13.4 million in the prior year period, primarily consisting of the net proceeds from our term loan, partially offset by repayment of credit facility borrowings.

In March 2014, we and our domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (“GECC”). The credit facility, as amended and subsequently assigned to Wells Fargo Bank, N.A. (“Wells Fargo”) pursuant to its acquisition of GECC, provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain domestic accounts receivable and inventory amounts used to compute the borrowing base (the “Credit Facility”). The Credit Facility includes a sub-limit of up to $35.0 million for the issuance of letters of credit. The amounts outstanding under the Credit Facility, as amended, were payable in full upon maturity of the facility on September 27, 2019, except that the Credit Facility would mature on June 15, 2018 if we did not refinance or extend the maturity of the convertible senior notes that mature in 2018, provided that any such refinancing or extension shall have a maturity date that is no sooner than six months after the stated maturity of the Credit Facility (i.e., on or about September 27, 2019). On June 14, 2018, we entered into a Term Loan Agreement with Great American Capital Partners to provide the necessary capital to refinance the 2018 convertible senior notes (see additional details regarding the Term Loan Agreement below). In addition, on June 14, 2018, we revised certain of the Credit Facility documents (and entered into new ones) so that certain of our Hong Kong based subsidiaries became additional parties to the Credit Facility. As a result, the receivables of these subsidiaries can now be included in the borrowing base computation, subject to certain limitations, thereby effectively increasing the amount of funds we can borrow under the Credit Facility. Any additional borrowings under the Credit Facility will be used for general working capital purposes.
The Credit Facility is secured by a security interest in favor of Wells Fargo covering a substantial amount of the consolidated assets and a pledge of the majority of the capital stock of various of our subsidiaries. As of June 30, 2019, there were no outstanding borrowings and the amount of outstanding stand-by letters of credit totaled $9.5 million; the total excess borrowing capacity was $19.3 million. As of December 31, 2018, the amount of outstanding borrowings was $7.5 million and outstanding stand-by letters of credit totaled $12.8 million; the total excess borrowing capacity was $40.7 million. In July 2019, we borrowed $5.0 million under the Credit Facility.

Our ability to borrow under the Credit Facility is also subject to our ongoing compliance with certain financial covenants, including the maintenance of a fixed charge coverage ratio of at least 1.25:1.0 based on the trailing four fiscal quarters in the event minimum excess availability of $10.0 million under the Credit Facility is not maintained. As of June 30, 2019, we were in compliance with the financial covenants under the Credit Facility.

We may borrow funds at LIBOR or at a Base Rate, plus applicable margins of 225 basis point spread over LIBOR and 125 basis point spread on Base Rate loans. The Base Rate is the highest of (i) the Federal Funds Rate plus a margin of 0.50%, (ii) the rate last quoted by The Wall Street Journal as the “Prime Rate,” or (iii) the sum of a LIBOR rate plus 1.00%. In addition to standard fees, the Credit Facility has an unused credit line fee, which ranges from 25 to 50 basis points. As of June 30, 2019 and December 31, 2018, the weighted average interest rate on the Credit Facility was approximately 4.77% and 5.53%, respectively.

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

Our ability to continue to borrow the initial Term Loan amount of $20.0 million is based on certain accounts receivable and inventory amounts used to compute the borrowing base. In the event the Term Loan balance exceeds the borrowing base computation, the shortfall would be (i) applied to any excess availability under the Wells Fargo Credit Facility or (ii) prepaid. Similar to the Wells Fargo Credit Facility, we are subject to ongoing compliance with certain financial covenants, including the maintenance of a fixed charge coverage ratio of at least 1.25:1.0 based on the trailing four fiscal quarters in the event minimum excess availability of $10.0 million under the Wells Fargo Credit Facility is not maintained. We must also maintain a minimum amount of liquidity, as defined in the Term Loan, of $10.0 million. As of June 30, 2019, we were in compliance with the financial covenants under the Term Loan.

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

As of June 30, 2019 and December 31, 2018, the amount outstanding under the Term Loan was $19.8 million and $20.0 million, respectively. Borrowings under the Term Loan accrue interest at LIBOR plus 9.00% per annum. As of June 30, 2019 and December 31, 2018, the weighted average interest rate on the Term Loan was approximately 11.5% and 11.1%, respectively.

Amortization expense classified as interest expense related to the $1.3 million debt issuance costs associated with the transactions that closed on June 14, 2018 (i.e., the amendment of the Wells Fargo Credit Facility and the GACP Term Loan) was nil and $0.4 million for the three and six months ended June 30, 2019 and $0.1 million for the three and six months ended June 30, 2018.

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

As discussed in the Current Report on Form 8-K dated August 9, 2019, we entered into and consummated multiple, binding definitive agreements (collectively, the “Recapitalization”) among Wells Fargo Bank, National Association, Oasis Investments II Master Fund Ltd. and an ad hoc group of holders of the 4.875% convertible senior notes due 2020 to recapitalize our balance sheet, including the extension to the Company of incremental liquidity and three-year extensions of substantially all of our outstanding convertible debt obligations and revolving credit facility. Our term loan agreement entered into with Great American Capital Partners has been paid in full in connection with the Recapitalization transaction (see Note 5 - Credit Facilities and Note 6 - Convertible Senior Notes for additional information).
As of June 30, 2019 and December 31, 2018, we held cash and cash equivalents, including restricted cash, of $37.0 million and $58.2 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $21.8 million and $33.9 million as of June 30, 2019 and December 31, 2018, respectively. The cash and cash equivalents, including restricted cash balances in our foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which we expect would not be significant as of June 30, 2019.
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

Cash and cash equivalents, including restricted cash, projected cash flow from operations, and borrowings under our credit facility, as well as taking into account the August 2019 Recapitalization transaction noted above, should be sufficient to meet working capital and capital expenditure requirements for the next 12 months. Our ability to fund operations and retire debt when due is dependent on a number of factors, some of which are beyond our control and/or inherently difficult to estimate, including our future operating performance and the factors mentioned above, among other risks and uncertainties. To the extent we are unable to fund our operations or retire debt when due, no assurances can be given that we will have the financial resources required to obtain, or that the conditions of the capital markets will support, any future debt or equity financings which could have a material adverse impact on our business, results of operations and financial condition.
As of June 30, 2019, off-balance sheet arrangements include letters of credit issued by Wells Fargo of $9.5 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of June 30, 2019, we have outstanding convertible senior notes payable of $113.0 million principal amount due June 2020 with a fixed interest rate of 4.875% per annum, and $29.5 million principal amount due November 2020 with a fixed interest rate of 3.25% per annum if paid in cash. As the interest rates on the notes are at fixed rates, we are not generally subject to any direct risk of loss related to these notes arising from changes in interest rates.
Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility and term loan facility (see Note 5 - Credit Facilities in the accompanying notes to the condensed consolidated financial statements for additional information). Borrowings under the revolving credit facility bear interest at a variable rate based on Base Rate or LIBOR Rate at the option of the Company. For Base Rate loans, the interest rate is equal to a margin of 1.25% plus the highest of (i) the Federal Funds Rate plus a margin of 0.50%, (ii) the rate last quoted by The Wall Street Journal as the “Prime Rate,” or (iii) the sum of a LIBOR rate plus 1.00%. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin of 2.25%. Borrowings under the term loan facility bear interest at LIBOR plus 9% per annum. Borrowings under the revolving credit facility and term loan facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the six months ended June 30, 2019, the maximum amount borrowed under the revolving credit facility was $7.5 million and the average amount of borrowings outstanding was $1.6 million. As of June 30, 2019, the amount of total borrowings outstanding under the revolving credit facility and term loan was $19.8 million. If the prevailing market interest rates relative to these borrowings increased by 10%, our interest expense during the six months period ended June 30, 2019 would have increased by approximately $0.1 million.
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

Our two largest customers, Wal-Mart and Target, accounted for 47.0% of our net sales for the six months ended June 30, 2019. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers and pursuant to the terms of certain of our vendor agreements, even some purchase orders may be cancelled without penalty up until delivery. A substantial reduction in or termination of orders from any of our largest customers would adversely affect our business, results of operations and financial condition. In addition, pressure by large customers seeking price reductions, financial incentives and changes in other terms of sale or for us to bear the risks and the cost of carrying inventory could also adversely affect our business, results of operations and financial condition. For example, the recent bankruptcy and liquidation of Toys “R” Us (“TRU”) in the United States, and in certain other jurisdictions around the world, had a material, adverse impact on the toy industry and our business, results of operations and financial condition. In 2017, TRU was our third largest customer with net sales of $69.5 million. In 2018, net sales to TRU declined by over 76.1% to $16.6 million. In addition to the reduction in net sales, we also recorded significant bad debt charges in 2017 and 2018 as a result of the TRU bankruptcy and liquidation.

If one or more of our major customers were to experience difficulties in fulfilling their obligations to us resulting from bankruptcy or other deterioration in their financial condition or ability to meet their obligations; cease doing business with us; significantly reduce the amount of their purchases from us; or return substantial amounts of our products, it could have a material adverse effect on our business, results of operations and financial condition.

Restrictions under or the loss of availability under our term loan and revolving credit line could adversely impact our business and financial condition.

In August 2019, we amended, extended and executed a $60.0 million revolving credit line. In August 2019, we entered into a term loan (i) to refinance $103.8 million of certain of our outstanding convertible senior notes due June 2020 (excluding accrued but unpaid interest which will also be added to the term loan principal) and (ii) to borrow $30.0 million of cash. Amounts borrowed under the revolving credit line and term loan are senior secured obligations. All outstanding borrowings under the revolving credit line and term loan are accelerated and become immediately due and payable (and the revolving credit line and term loan terminate) in the event of a default, which includes, among other things, failure to comply with certain financial covenants or breach of representations contained in the credit line and term loan documents, defaults under other loans or obligations, involvement in bankruptcy proceedings, an occurrence of a change of control or an event constituting a material adverse effect on us (as such terms are defined in the credit line and term loan documents). We are also subject to negative covenants which, during the life of the credit line and term loan, prohibit and/or limit us from, among other things, incurring certain types of other debt, acquiring other companies, making certain expenditures or investments, and changing the character of our business. Our failure to comply with such covenants or any other breach of the credit line or term loan agreements could cause a default and we may then be required to repay borrowings under our credit line and term loan with capital from other sources. We could also be blocked from future borrowings or obtaining letters of credit under the revolving credit line, and the credit line agreement and the term loan could be terminated by the lenders. Under these circumstances, other sources of capital may not be available or may be available only on unfavorable terms. In the event of a default, it is possible that our assets and certain of our subsidiaries’ assets may be attached or seized by the lenders. Any (i) failure by us to comply with the covenants or other provisions of the credit line and term loan, (ii) difficulty in securing any required future financing, or (iii) any such seizure or attachment of assets could have a material adverse effect on our business and financial condition. Our revolving credit line and term loan mature in August 2022 and February 2023, respectively.

We may not have the funds necessary to purchase our outstanding convertible senior notes upon a fundamental change or other purchase date, as required by the indenture governing the notes.

In June 2014, we sold an aggregate of $115.0 million principal amount of 4.875% convertible senior notes due on June 1, 2020, of which $113.0 million are currently outstanding (the “4.875% 2020 Notes”). As of August 9 2019, approximately $2 million of the 4.875% 2020 Notes remain outstanding. In July 2013, we sold an aggregate of $100.0 million principal amount of 4.25% convertible senior notes due on August 1, 2018, of which no amounts are currently outstanding, but $29.5 million were exchanged for new notes that mature on November 1, 2020 (the “3.25% 2020 Notes” and collectively with the 4.875% 2020 Notes, the “Notes”). In August 2019, the 3.25% 2020 Notes were amended and, among other changes, now mature on the earlier of (i) 91 days after the repayment in full of the newly issued secured term loan that matures in February 2023 or (ii) July 2023 (the “3.25% 2023 Notes”). In addition, a portion of the 4.875% 2020 Notes was exchanged for the 3.25% 2023 Notes. As of August 2019, approximately $37.5 million of the 3.25% 2023 Notes are outstanding. Holders of the Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the Notes). Holders of the Notes may convert their notes upon the occurrence of specified events. Upon conversion, the Notes will be settled in shares of our common stock and/or in cash. Restrictions on borrowings under or loss of our revolving credit line could result in our not having the funds necessary to pay the Notes upon a fundamental change or other purchase date, as required by the indenture governing the Notes.

The agreement governing our outstanding preferred stock includes terms and conditions that may adversely impact our business and cash flows.

In August 2019, we issued a series of preferred stock with a face amount of $20.0 million. The preferred stock (i) is senior to our common stock, (ii) not convertible into common stock, (iii) earns a dividend at an annual rate of 6% (which may or may not be paid in cash), (iv) includes a liquidation preference of up to 150% of the accrued amount, and (v) includes the right to elect two members to the Company’s Board of Directors, among other rights, terms and conditions. In addition, the series of preferred stock includes other protective rights and provisions, such as amendments to the Company’s bylaws to restrict changes that may adversely impact the rights of the preferred stockholders, engaging in businesses that are not permitted businesses, as defined, limitations on assets dispositions and entering into a change of control transaction without the approval of the preferred stockholders. Some of these rights, restrictions and other terms and conditions may prevent us from taking advantageous actions with respect to our business, result in our inability to respond effectively to competitive pressures and industry developments, and/or adversely affect our cash flows or operations.

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

We sell products and operate facilities in numerous countries outside the United States. Sales to our international customers comprised approximately 12.1% of our net sales for the six months ended June 30, 2019 and approximately 19.8% of our net sales for the six months ended June 30, 2018. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we use third-party manufacturers, located principally in China, and are subject to the risks normally associated with international operations, including:

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

We rely extensively on information technology systems across our operations, including for management of our supply chain, sale and delivery of our products and services, reporting our results of operations, collection and storage of consumer data, data of customers, employees and other stakeholders, and various other processes and transactions. Many of these systems are managed by third-party service providers. We use third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. A small and growing volume of our consumer products and services are web-based, and some are offered in conjunction with business partners or such third-party service providers. We, our business partners and third-party service providers may collect, process, store and transmit consumer data, including personal information, in connection with those products and services. Failure to follow applicable regulations related to those activities, or to prevent or mitigate data loss or other security breaches, including breaches of our business partners’ technology and systems, could expose us or our customers to a risk of loss or misuse of such information, which could adversely affect our results of operations, result in regulatory enforcement, other litigation and csuld be a potential liability for us, and otherwise significantly harm our business. Our ability to effectively manage our business and coordinate the production, distribution, and sale of our products and services depends significantly on the reliability and capacity of these systems and third-party service providers.

Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party provider, such measures cannot provide absolute security. We have exposure to similar security risks faced by other large companies that have data stored on their information technology systems. To our knowledge, we have not experienced any material breach of our cybersecurity systems. If our systems or our third-party service providers' systems fail to operate effectively or are damaged, destroyed, or shut down, or there are problems with transitioning to upgraded or replacement systems, or there are security breaches in these systems, any of the aforementioned could occur as a result of natural disasters, human error, software or equipment failures, telecommunications failures, loss or theft of equipment, acts of terrorism, circumvention of security systems, or other cyber-attacks, including denial-of-service attacks, we could experience delays or decreases in product sales, and reduced efficiency of our operations. Additionally, any of these events could lead to violations of privacy laws, loss of customers, or loss, misappropriation or corruption of confidential information, trade secrets or data, which could expose us to potential litigation, regulatory actions, sanctions or other statutory penalties, any or all of which could adversely affect our business, and cause it to incur significant losses and remediation costs.

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

All the factors discussed in this section, disclosures made in other parts of this Quarterly Report on Form 10-Q, or any other material announcements or events could affect our stock price. In addition, quarterly fluctuations in our operating results, changes in investor and analyst perception of the business risks and conditions of our business, our ability to meet earnings estimates and other performance expectations of financial analysts or investors, unfavorable commentary or downgrades of our stock by research analysts, fluctuations in the stock prices of our peer companies or in stock markets in general, and general economic or political conditions could also cause the price of our stock to change. A significant drop in the price of our stock could expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, adversely affecting our business.
If our stock price continues to remain below $1.00, our common stock may be subject to delisting from The NASDAQ Stock Market. On June 24, 2019, we received a written notice from NASDAQ stating that we no longer comply with NASDAQ Marketplace Rule 5450(a)(1) because the bid price of our common stock closed below the required minimum $1.00 per share for the previous 30 consecutive business days. The notice also indicated that, in accordance with Marketplace Rule 5810(c)(3)(A), we have a period of 180 calendar days, until December 23, 2019, to regain compliance with Rule 5450(a)(1). If at any time before December 23, 2019 the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will notify us that we have regained compliance with Rule 5450(a)(1). In the event we do not regain compliance with Rule 5450(a)(1) prior to the expiration of the 180-day period, NASDAQ will notify us that our common stock is subject to delisting. We may appeal the delisting determination to a NASDAQ hearing panel and the delisting will be stayed pending the panel’s determination. At such hearing, we would present a plan to regain compliance and NASDAQ would then subsequently render a decision. We are currently evaluating our alternatives to resolve the listing deficiency. To the extent we are unable to resolve the listing deficiency, there is a risk that our common stock may be delisted from NASDAQ, which would adversely impact the liquidity of our common stock and potentially result in even lower bid prices for our common stock.

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

Goodwill is the amount by which the cost of an acquisition exceeds the fair value of the net assets we acquire. Goodwill is not amortized and is required to be evaluated for impairment at least annually. At June 30, 2019, $35.1 million, or 10.7%, of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a write-down of our goodwill and consequently harm our results of operations. We did not record any goodwill impairment charges during 2018 and 2019. In the future, if we do not achieve our profitability and growth targets the carrying value of our goodwill may become further impaired, resulting in additional impairment charges.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the second quarter of 2019, the Company did not purchase any of its common stock.

Item 6. Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.1.1	Certificate of Designations of Series A Senior Preferred Stock (2)
3.2	Second Amended and Restated By-laws of the Company (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (3)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (3)
32.1	Section 1350 Certification of Chief Executive Officer (3)
32.2	Section 1350 Certification of Chief Financial Officer (3)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 9, 2019 and incorporated herein by reference.

(3)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKKS PACIFIC, INC.

Date: August 9, 2019	By:	/s/ Brent Novak
Brent Novak
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.1.1	Certificate of Designations of Series A Senior Preferred Stock (2)
3.2	Second Amended and Restated By-laws of the Company (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (3)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (3)
32.1	Section 1350 Certification of Chief Executive Officer (3)
32.2	Section 1350 Certification of Chief Financial Officer (3)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 9, 2019 and incorporated herein by reference.

(3)	Filed herewith.