Form 10-Q
period 2019-09-30
JAKKS PACIFIC INC
filed 2019-11-13
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2019
or
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
The number of shares outstanding of the issuer’s common stock is 35,210,371 as of November 12, 2019.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2019
ITEMS IN FORM 10-Q

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets - September 30, 2019 and December 31, 2018 (Unaudited)	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)	4
	Condensed Consolidated Statements of Stockholders' Equity for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	48

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Mine Safety Disclosures	None
Item 5.	Other Information	None
Item 6.	Exhibits	50

Signatures		51
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

Assets	September 30, 2019	December 31, 2018
	(Unaudited)
Current assets
Cash and cash equivalents	$71,028	$53,282
Restricted cash	4,862	4,923
Accounts receivable, net of allowance for doubtful accounts of $2,413 and $2,149 at September 30, 2019 and December 31, 2018, respectively	200,788	122,278
Inventory	65,298	53,880
Prepaid expenses and other assets	18,495	15,780
Total current assets	360,471	250,143
Property and equipment
Office furniture and equipment	11,799	11,999
Molds and tooling	109,770	108,315
Leasehold improvements	7,215	7,735
Total	128,784	128,049
Less accumulated depreciation and amortization	111,859	107,147
Property and equipment, net	16,925	20,902
Operating lease right-of-use assets	34,142	—
Intangible assets, net	13,744	17,312
Other long term assets	18,976	19,101
Goodwill	35,083	35,083
Trademarks	300	300
Total assets	$479,641	$342,841
Liabilities, Preferred Stock and Stockholders' Equity
Current liabilities
Accounts payable	$136,175	$57,574
Accrued expenses	60,257	29,914
Reserve for sales returns and allowances	38,109	29,403
Short term operating lease liabilities	9,368	—
Short term debt, net	6,905	27,211
Total current liabilities	250,814	144,102
Long term operating lease liabilities	27,864	—
Long term debt, net	170,812	139,792
Other liabilities	5,036	4,409
Income taxes payable	1,465	1,458
Deferred income taxes, net	1,431	1,431
Total liabilities	457,422	291,192

Preferred stock	180	—

Stockholders' Equity
Common stock, $.001 par value; 100,000,000 shares authorized; 35,210,371 and 29,169,913 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	36	30
Treasury stock, at cost; nil and 3,112,840 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	—	(24,000)
Additional paid-in capital	199,782	218,155
Accumulated deficit	(162,856)	(127,601)
Accumulated other comprehensive loss	(15,892)	(15,847)
Total JAKKS Pacific, Inc. stockholders' equity	21,070	50,737
Non-controlling interests	969	912
Total stockholders' equity	22,039	51,649
Total liabilities, preferred stock and stockholders' equity	$479,641	$342,841
See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2019	2018	2019	2018
Net sales	$280,130	$236,699	$446,138	$435,484
Cost of sales	199,271	172,369	333,193	320,254
Gross profit	80,859	64,330	112,945	115,230
Selling, general and administrative expenses	44,586	44,184	113,722	142,549
Restructuring charge	24	—	294	—
Acquisition related and other	587	103	5,957	436
Income (loss) from operations	35,662	20,043	(7,028)	(27,755)
Income from joint ventures	—	—	—	227
Other income (expense), net	36	223	(123)	304
Loss on extinguishment of debt	(13,205)	(453)	(13,205)	(453)
Change in fair value of convertible senior notes	(463)	917	(2,992)	(2,514)
Interest income	17	19	64	47
Interest expense	(4,617)	(3,097)	(10,554)	(7,230)
Income (loss) before provision for income taxes	17,430	17,652	(33,838)	(37,374)
Provision for income taxes	1,016	1,953	1,360	1,708
Net income (loss)	16,414	15,699	(35,198)	(39,082)
Net income (loss) attributable to non-controlling interests	(31)	17	57	39
Net income (loss) attributable to JAKKS Pacific, Inc.	$16,445	$15,682	$(35,255)	$(39,121)
Net income (loss) attributable to common stockholders	$16,265	$15,682	$(35,435)	$(39,121)
Income (loss) per share - basic	$0.60	$0.68	$(1.43)	$(1.69)
Shares used in income (loss) per share - basic	27,085	23,106	24,754	23,104
Income (loss) per share - diluted	$0.51	$0.38	$(1.43)	$(1.69)
Shares used in income (loss) per share - diluted	60,345	45,686	24,754	23,104
Comprehensive income (loss)	$15,516	$14,550	$(35,243)	$(40,571)
Comprehensive income (loss) attributable to JAKKS Pacific, Inc.	$15,547	$14,533	$(35,300)	$(40,610)
See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

Three and Nine Months Ended September 30, 2019
(Unaudited)
	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	JAKKS Pacific, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders' Equity

Balance, December 31, 2018	$30	$(24,000)	$218,155	$(127,601)	$(15,847)	$50,737	$912	$51,649
Stock-based compensation expense	—	—	618	—	—	618	—	618
Repurchase of common stock for employee tax withholding	—	—	(249)	—	—	(249)	—	(249)
Net income (loss)	—	—	—	(29,158)	—	(29,158)	31	(29,127)
Foreign currency translation adjustment	—	—	—	—	1,303	1,303	—	1,303
Balance, March 31, 2019	$30	$(24,000)	$218,524	$(156,759)	$(14,544)	$23,251	$943	$24,194
Stock-based compensation expense	—	—	397	—	—	397	—	397
Repurchase of common stock for employee tax withholding	—	—	(24)	—	—	(24)	—	(24)
Net income (loss)	—	—	—	(22,542)	—	(22,542)	57	(22,485)
Foreign currency translation adjustment	—	—	—	—	(450)	(450)	—	(450)
Balance, June 30, 2019	$30	$(24,000)	$218,897	$(179,301)	$(14,994)	$632	$1,000	$1,632
Stock-based compensation expense	3	—	857	—	—	860	—	860
Adjustment to additional paid-in capital	—	—	(3)	—	—	(3)	—	(3)
Common stock issuance	6	—	4,208	—	—	4,214	—	4,214
Treasury shares retirement	(3)	24,000	(23,997)	—	—	—	—	—
Preferred stock accrued dividends	—	—	(180)	—	—	(180)	—	(180)
Net income (loss)	—	—	—	16,445	—	16,445	(31)	16,414
Foreign currency translation adjustment	—	—	—	—	(898)	(898)	—	(898)
Balance, September 30, 2019	$36	$—	$199,782	$(162,856)	$(15,892)	$21,070	$969	$22,039

Three and Nine Months Ended September 30, 2018
(Unaudited)
	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	JAKKS Pacific, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders' Equity

Balance, December 31, 2017	$27	$(24,000)	$215,809	$(85,233)	$(13,059)	$93,544	$969	$94,513
Restricted stock grants	3	—	—	—	—	3	—	3
Stock-based compensation expense	—	—	674	—	—	674	—	674
Repurchase of common stock for employee tax withholding	—	—	(85)	—	—	(85)	—	(85)
Net income (loss)	—	—	—	(36,244)	—	(36,244)	51	(36,193)
Foreign currency translation adjustment	—	—	—	—	1,050	1,050	—	1,050
Balance, March 31, 2018	$30	$(24,000)	$216,398	$(121,477)	$(12,009)	$58,942	$1,020	$59,962
Stock-based compensation expense	—	—	313	—	—	313	—	313
Adjustment to additional paid-in capital	—	—	(2)	—	—	(2)	—	(2)
Net loss	—	—	—	(18,559)	—	(18,559)	(29)	(18,588)
Foreign currency translation adjustment	—	—	—	—	(1,390)	(1,390)	—	(1,390)
Balance, June 30, 2018	$30	$(24,000)	$216,709	$(140,036)	$(13,399)	$39,304	$991	$40,295
Stock-based compensation expense	—	—	760	—	—	760	—	760
Adjustment to additional paid-in capital	—	—	(1)	—	—	(1)	—	(1)
Net Income	—	—	—	15,682	—	15,682	17	15,699
Foreign currency translation adjustment	—	—	—	—	(1,149)	(1,149)	—	(1,149)
Balance, September 30, 2018	$30	$(24,000)	$217,468	$(124,354)	$(14,548)	$54,596	$1,008	$55,604
See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30, (Unaudited)
	2019	2018
Cash flows from operating activities
Net loss	$(35,198)	$(39,082)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	601	11,530
Depreciation and amortization	14,471	13,991
Payment-in-kind interest	624	—
Amortization of debt discount	393	—
Write-off and amortization of debt issuance costs	1,103	1,234
Share-based compensation expense	1,872	1,747
Gain on disposal of property and equipment	(72)	(108)
Loss on extinguishment of debt	13,205	453
Change in fair value of convertible senior notes	2,992	2,514
Deferred income taxes	—	4
Changes in operating assets and liabilities:
Accounts receivable	(79,111)	(74,485)
Inventory	(11,418)	(6,019)
Prepaid expenses and other assets	(2,731)	(21,767)
Accounts payable	79,360	94,011
Accrued expenses	30,343	6,394
Reserve for sales returns and allowances	8,706	12,648
Income taxes payable	7	(267)
Other liabilities	962	(173)
Total adjustments	61,307	41,707
Net cash provided by operating activities	26,109	2,625
Cash flows from investing activities
Purchases of property and equipment	(7,624)	(9,552)
Proceeds from sale of property and equipment	12	108
Net cash used in investing activities	(7,612)	(9,444)
Cash flows from financing activities
Retirement of convertible senior notes	—	(13,178)
Repayment of credit facility borrowings	(7,500)	(5,000)
Debt issuance costs	(4,957)	(1,449)
Term loan prepayment penalty	(393)	—
Proceeds from term loan facility	—	20,000
Net proceeds from credit facility borrowings	5,000	—
Net proceeds from issuance of long term debt	27,356	—
Repayment of term loan facility	(20,000)	—
Repurchase of common stock for employee tax withholding	(273)	(85)
Net cash provided by (used in) financing activities	(767)	288
Net increase (decrease) in cash, cash equivalents and restricted cash	17,730	(6,531)
Effect of foreign currency translation	(45)	(1,302)
Cash, cash equivalents and restricted cash, beginning of period	58,205	64,977
Cash, cash equivalents and restricted cash, end of period	$75,890	$57,144
Cash paid during the period for:
Income taxes	$152	$1,009
Interest	$5,956	$5,161
As of September 30, 2019, there was $2.6 million of property and equipment included in accounts payable. As of September 30, 2018, there was $3.9 million of property and equipment included in accounts payable.
See Notes 1, 5, 6 and 9 for additional supplemental information to the condensed consolidated statements of cash flows.
See accompanying notes to condensed consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2019
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
There is no impact to the Company’s condensed consolidated financial statements resulting from the adoption of Topic 606 as the timing and measurement of revenue remained consistent with Topic 605, although the Company’s approach to revenue recognition is now based on the transfer of control. Further, there is no difference in the amounts of the revenue and cost of sales reported in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018 that were recognized pursuant to Topic 606 and those that would have been reported pursuant to Topic 605.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2019

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The new standard was initially effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In July 2019, the FASB tentatively deferred the effective date of ASU 2016-13 by three years for Smaller Reporting Companies. The tentative decisions would change the effective date for the new standard to fiscal years beginning after December 15, 2022, and interim periods therein, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.
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
September 30, 2019

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
September 30, 2019

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
Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts for the three and nine months ended September 30, 2019 and 2018 and as of September 30, 2019 and December 31, 2018 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Sales
U.S. and Canada	$165,087	$133,481	$271,022	$263,397
International	39,251	37,902	59,297	77,245
Halloween	75,792	65,316	115,819	94,842
	$280,130	$236,699	$446,138	$435,484

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income (Loss) from Operations
U.S. and Canada	$26,557	$12,029	$193	$(17,373)
International	5,958	2,919	(1,159)	(6,764)
Halloween	3,147	5,095	(6,062)	(3,618)
	$35,662	$20,043	$(7,028)	$(27,755)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Depreciation and Amortization Expense
U.S. and Canada	$4,405	$4,823	$9,717	$10,125
International	1,094	1,312	2,110	2,886
Halloween	1,499	428	2,644	980
	$6,998	$6,563	$14,471	$13,991

	September 30, 2019	December 31, 2018
Assets
U.S. and Canada	$296,349	$223,877
International	112,892	108,669
Halloween	70,400	10,295
	$479,641	$342,841

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2019

The following tables present information about the Company by geographic area as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	September 30, 2019	December 31, 2018
Long-lived Assets
China	$12,889	$15,825
United States	3,766	4,920
Hong Kong	270	157
	$16,925	$20,902

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Sales by Customer Area
United States	$229,975	$186,497	$369,942	$337,543
Europe	25,740	25,606	39,477	49,542
Canada	10,218	11,091	14,960	18,663
Hong Kong	616	1,182	1,808	1,709
Other	13,581	12,323	19,951	28,027
	$280,130	$236,699	$446,138	$435,484
Major Customers
Net sales to major customers for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Wal-Mart	$78,347	28.0%	$64,133	27.1%	$130,165	29.2%	$107,344	24.6%
Target	64,172	22.9	50,797	21.5	90,367	20.2	87,641	20.1
	$142,519	50.9%	$114,930	48.6%	$220,532	49.4%	$194,985	44.7%
No other customer accounted for more than 10% of the Company's total net sales.
As of September 30, 2019 and December 31, 2018, the Company’s three largest customers accounted for approximately 43.0% and 61.4%, respectively, of the Company’s gross accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses. For the nine months ended September 30, 2018, the Company recorded bad debt expense of $12.0 million primarily due to the bankruptcy and liquidation of Toys “R” Us.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2019

Note 3 — Inventory
Inventory, which includes the ex-factory cost of goods, in-bound freight, duty and capitalized warehouse costs, is valued at the lower of cost (first-in, first-out) or net realizable value, net of inventory obsolescence reserve, and consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$79	$311
Finished goods	65,219	53,569
	$65,298	$53,880
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
The Company disaggregates its revenues from contracts with customers by reporting segment: U.S. and Canada, International, and Halloween. The Company further disaggregates revenues by major geographic region. See Note 2 - Business Segments, Geographic Data, and Sales by Major Customers, for further information.
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
Sales commissions are expensed when incurred as the related revenue is recognized at a point in time and therefore the amortization period is less than one year. As a result, these costs are recorded as direct selling expenses, as incurred.
Shipping and handling activities are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred.
The Company’s reserve for sales returns and allowances amounted to $38.1 million as of September 30, 2019, compared to $29.4 million as of December 31, 2018.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2019

Note 5 — Debt
Convertible senior notes
Convertible senior notes consist of the following (in thousands):

	September 30, 2019			December 31, 2018
	Principal/ Fair Value Amount	Debt Issuance Costs	Net Amount	Principal/ Fair Value Amount	Debt Issuance Costs	Net Amount
4.875% convertible senior notes due 2020	$1,905	$—	$1,905	$113,000	$1,182	$111,818
3.25% convertible senior notes due 2020 *	—	—	—	27,974	—	27,974
3.25% convertible senior notes due 2023 **	48,635	—	48,635	—	—	—
Total convertible senior notes	$50,540	$—	$50,540	$140,974	$1,182	$139,792

* The amount presented for the 3.25% convertible senior notes due 2020 within the table represents the fair value as of September 30, 2019 and December 31, 2018 (see Note 16 - Fair Value Measurements). The notes were extinguished on August 9, 2019 in connection with the Recapitalization transaction (defined below). The principal amount of these notes was nil as of September 30, 2019 and $29.6 million as of December 31, 2018.

** The amount presented for the 3.25% convertible senior notes due 2023 within the table represents the fair value as of September 30, 2019 and December 31, 2018 (see Note 16 - Fair Value Measurements). The principal amount of these notes totaled $37.6 million as of September 30, 2019 and nil as of December 31, 2018. Also, the amount presented excludes accrued, but unpaid, payment-in-kind interest of $0.1 million.
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

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2019

In August 2017, the Company agreed with Oasis Management and Oasis Investments II Master Fund Ltd., (collectively, “Oasis”) the holder of approximately $21.6 million face amount of its 4.25% convertible senior notes due in 2018, to extend the maturity date of these notes to November 1, 2020. In addition, the interest rate was reduced to 3.25% per annum and the conversion rate was increased to 328.0302 shares of the Company’s common stock per $1,000 principal amount of notes, among other things. After execution of a definitive agreement for the modification and final approval by the other members of the Company’s Board of Directors and Oasis’ Investment Committee the transaction closed on November 7, 2017. In connection with this transaction, the Company recognized a loss on extinguishment of the debt of approximately $0.6 million. On July 26, 2018, the Company closed a transaction with Oasis to exchange $8.0 million face amount of the 4.25% convertible senior notes due in August 2018 with convertible senior notes similar to those issued to Oasis in November 2017. The new notes mature on November 1, 2020, accrue interest at an annual rate of 3.25% and are convertible into shares of the Company’s common stock at an initial rate of 322.2688 shares per $1,000 principal amount of the new notes. In connection with this transaction, the Company recognized a loss on extinguishment of the debt of approximately $0.5 million. The conversion price for the 3.25% convertible senior notes was reset on November 1, 2018 and will be reset on November 1, 2019 (each, a “reset date”) to a price equal to 105% above the 5-day Volume Weighted Average Price ("VWAP") preceding the reset date; provided, however, among other reset restrictions, that if the conversion price resulting from such reset is lower than 90 percent of the average VWAP during the 90 calendar days preceding the reset date, then the reset price shall be the 30-day VWAP preceding the reset date. The conversion price of the 3.25% 2020 Notes reset on November 1, 2018 to $2.54 per share and the conversion rate was increased to 393.7008 shares of the Company's common stock per $1,000 principal amount of notes.
The remaining $13.2 million of 2018 Notes were redeemed at par at maturity on August 1, 2018.
In August 2019, the Company entered into and consummated multiple, binding definitive agreements (collectively, the “Recapitalization”) among Wells Fargo Bank, National Association, Oasis Investments II Master Fund Ltd. and an ad hoc group of holders of the 4.875% convertible senior notes due 2020 ( the "Investor Parties") to recapitalize the Company’s balance sheet, including the extension to the Company of incremental liquidity and at least three-year extensions of substantially all of the Company’s outstanding convertible debt obligations and revolving credit facility. The Company’s term loan agreement entered into with Great American Capital Partners was paid in full and terminated in connection with the Recapitalization transaction.

In connection with the Recapitalization transaction, the Company issued (i) amended and restated notes with respect to the $21.6 million Oasis Note issued on November 7, 2017, and the $8.0 million Oasis Note issued on July 26, 2018 (together, the “Existing Oasis Notes”), and (ii) a new $8.0 million convertible senior note having the same terms as such amended and restated notes (the "New $8.0 million Oasis Note" and collectively, the “New Oasis Notes” or the "3.25% convertible senior notes due 2023"). Interest on the New Oasis Notes is payable on each May 1 and November 1 until maturity and accrues at an annual rate of (i) 3.25% if paid in cash or 5.00% if paid in stock plus (ii) 2.75% payable in kind. The New Oasis Notes mature 91 days after the amounts outstanding under the New Term Loan are paid in full, and in no event later than July 3, 2023.
The New Oasis Notes provide, among other things, that the initial conversion price is $1.00. The conversion price will be reset on each February 9 and August 9, starting on February 9, 2020 (each, a “reset date”) to a price equal to 105% of the 5-day VWAP preceding the applicable reset date. Under no circumstances shall the reset result in a conversion price be below the greater of (i) the closing price on the trading day immediately preceding the applicable reset date and (ii) 30% of the stock price as of the Transaction Agreement Date, or August 7, 2019, and will not be greater than the conversion price in effect immediately before such reset. The Company may trigger a mandatory conversion of the New Oasis Notes if the market price exceeds 150% of the conversion price under certain circumstances. The Company may redeem the New Oasis Notes in cash if a person, entity or group acquires shares of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”), and as a result owns at least 49% of the Company’s issued and outstanding Common Stock. In connection with the issuance of the New Oasis Notes, the Company recognized a loss on extinguishment of the Existing Oasis Notes of approximately $10.4 million.
A director of the Company is a portfolio manager at Oasis Management.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2019

The Company has elected to measure and present the debt held by Oasis at fair value using Level 3 inputs and as a result, recognized a loss of $0.5 million for the three and nine months ended September 30, 2019 related to changes in the fair value of the New Oasis Notes. The Company recognized a gain of $0.9 million for the three months ended September 30, 2018 and a loss of $2.5 million for the nine months ended September 30, 2018 related to changes in the fair value of the Existing Oasis Notes. At September 30, 2019 and December 31, 2018, the debt held by Oasis had a fair value of approximately $48.6 million and $28.0 million, respectively. The Company evaluated its credit risk as of September 30, 2019, and determined that there was no change from December 31, 2018.
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

In connection with the Recapitalization transaction, 2020 Notes outstanding with a face amount of $111.1 million of the total $113.0 million that were outstanding at the time of the transaction were refinanced and the maturity dates effectively extended. Of the refinanced amount, $103.8 million was refinanced with the Investor Parties through the issuance of the New Common Equity (as defined below), the New Preferred Equity (as defined below) (see Note 9 - Common Stock and Preferred Stock) and new secured term debt that matures in February 2023 (see Term Loan section below). Additionally, $1.0 million of accrued interest was refinanced with the Investor Parties. The remaining refinanced amount of $7.3 million was exchanged into the New $8.0 million Oasis Note discussed above. In connection with the issuance of the new secured term loan, as well as the New Common Equity and the New Preferred Equity, the Company recognized a loss on extinguishment of the 2020 Notes refinanced with the Investor Parties of approximately $2.4 million, and wrote off $0.7 million of unamortized debt issuance costs related to the 2020 Notes.
The Company classified the remaining $1.9 million of the 2020 Notes, which are due June 2020, as current liabilities on the Condensed Consolidated Balance Sheet.
The fair value of the 4.875% convertible senior notes due June 2020 as of September 30, 2019 and December 31, 2018 was $1.8 million (principal amount $1.9 million) and $93.2 million (principal amount $113.0 million), respectively, based upon the most recent quoted market prices.
Amortization expense classified as interest expense related to debt issuance costs of the Company's convertible senior notes was $0.1 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $0.5 million and $0.7 million for the nine months ended September 30, 2019 and 2018, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2019

Term Loan
Term loan consists of the following (in thousands):

	September 30, 2019				December 31, 2018
	Principal Amount	Debt Discount/ Issuance Costs*	Net Amount		Principal Amount	Debt Discount/ Issuance Costs*	Net Amount
Term Loan	$134,801	$(13,248)	$121,553	**	$—	$—	$—

* The term loan was valued using the discounted cash flow method to determine the implied debt discount. The debt discount and issuance costs are being amortized over the life of the term loan.

** The amount presented excludes accrued, but unpaid, payment-in-kind interest of $0.5 million.

On August 9, 2019, in connection with the Recapitalization transaction, the Company entered into a First Lien Term Loan Facility Credit Agreement, (the “New Term Loan Agreement”), with certain holders of the 2020 Notes, or the Investor Parties, and Cortland Capital Market Services LLC, as agent, for a $134.8 million first-lien secured term loan (the “New Term Loan”). The Company also issued common stock and preferred stock (see Note 9 - Common Stock and Preferred Stock) to the Investor Parties.

Amounts outstanding under the New Term Loan accrue interest at 10.50% per annum, payable semi-annually (with 8% per annum payable in cash and 2.5% per annum payable in kind). The New Term Loan matures on February 9, 2023.

The New Term Loan Agreement contains negative covenants that, subject to certain exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. Commencing with the fiscal quarter ending September 30, 2020, the Company is also required to maintain a minimum EBITDA of not less than $34.0 million and a minimum liquidity of not less than $10.0 million.

The New Term Loan Agreement contains events of default that are customary for a facility of this nature, including nonpayment of principal, nonpayment of interest, fees or other amounts, material inaccuracy of representations and warranties, violation of covenants, cross-default to other material indebtedness, bankruptcy or insolvency events, material judgment defaults and a change of control as specified in the New Term Loan Agreement. If an event of default occurs, the maturity of the amounts owed under the New Term Loan Agreement may be accelerated.

The obligations under the New Term Loan Agreement are guaranteed by the Company, the subsidiary borrowers thereunder and certain of the other existing and future direct and indirect subsidiaries of the Company and are secured by substantially all of the assets of the Company, the subsidiary borrowers thereunder and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens.

Amortization expense classified as interest expense related to the $3.8 million of debt issuance costs associated with the issuance of the New Term Loan was $0.2 million for the three and nine months ended September 30, 2019 and nil for the three and nine months ended September 30, 2018.

Amortization expense classified as interest expense related to the $10.1 million debt discount associated with the transaction that closed on August 9, 2019 was $0.4 million for the three and nine months ended September 30, 2019 and nil for the three and nine months ended September 30, 2018.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2019

Note 6 — Credit Facilities
Wells Fargo
In March 2014, the Company and its domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (“GECC”). The credit facility, as amended and subsequently assigned to Wells Fargo Bank, N.A. (“Wells Fargo”) pursuant to its acquisition of GECC, provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain domestic accounts receivable and inventory amounts used to compute the borrowing base (the “Credit Facility”). The Credit Facility includes a sub-limit of up to $35.0 million for the issuance of letters of credit. The amounts outstanding under the Credit Facility, as amended, were payable in full upon maturity of the facility on September 27, 2019, except that the Credit Facility would mature on June 15, 2018 if the Company did not refinance or extend the maturity of the convertible senior notes that mature in 2018, provided that any such refinancing or extension shall have a maturity date that is no sooner than six months after the stated maturity of the Credit Facility (i.e., on or about September 27, 2019). On June 14, 2018, the Company entered into a Term Loan Agreement with Great American Capital Partners to provide the necessary capital to refinance the 2018 convertible senior notes (see additional details regarding the Term Loan Agreement below). In addition, on June 14, 2018, the Company revised certain of the Credit Facility documents (and entered into new ones) so that certain of its Hong Kong based subsidiaries became additional parties to the Credit Facility. As a result, the receivables of these subsidiaries can now be included in the borrowing base computation, subject to certain limitations, thereby effectively increasing the amount of funds the Company can borrow under the Credit Facility. Any additional borrowings under the Credit Facility will be used for general working capital purposes. In August 2019, in connection with the Recapitalization transaction (See Note 5 - Debt), the Company entered into an amended and extended revolving credit facility with Wells Fargo (the “Amended ABL Credit Agreement”). The Amended ABL Credit Agreement, or Amended ABL facility, amends and restates the Company’s existing Credit Facility, dated as of March 27, 2014, as amended, with GECC and subsequently assigned to Wells Fargo, to, among other things, decrease the borrowing capacity from $75.0 million to $60.0 million and extend the maturity to August 9, 2022.
The obligations under the Amended ABL Credit Agreement are guaranteed by the Company, the subsidiary borrowers thereunder and certain of the other existing and future direct and indirect subsidiaries of the Company and are secured by substantially all of the assets of the Company, the subsidiary borrowers thereunder and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens. As of September 30, 2019, the amount of outstanding borrowings was $5.0 million, the amount of outstanding stand-by letters of credit totaled $10.5 million and the total excess borrowing capacity was $44.5 million. As of December 31, 2018, the amount of outstanding borrowings under the previous Credit Facility was $7.5 million, outstanding stand-by letters of credit totaled $12.8 million and the total excess borrowing capacity was $40.7 million.

The Amended ABL Credit Agreement contains negative covenants that, subject to certain exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Company is also required to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 under certain circumstances, and a minimum liquidity of $25.0 million and a minimum availability of at least $9.0 million. As of September 30, 2019 and December 31, 2018, the Company was in compliance with the financial covenants under the Amended ABL Facility and the previous Credit Facility, as applicable.
Any amounts borrowed under the Amended ABL Facility accrue interest, at either (i) LIBOR plus 1.50%-2.00% (determined by reference to a fixed charge coverage ratio-based pricing grid) or (ii) base rate plus 0.50%-1.00% (determined by reference to a fixed charge coverage ratio-based pricing grid). As of September 30, 2019 and December 31 2018, the weighted average interest rate on the credit facilities with Wells Fargo was approximately 4.59% and 5.53%, respectively.

The Amended ABL Facility also contains customary events of default, including a cross default provision and a change of control provision. In the event of a default, all of the obligations of the Company and its subsidiaries under the Amended ABL Facility may be declared immediately due and payable. For certain events of default relating to insolvency, all outstanding obligations become due and payable.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2019

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

The Term Loan requires the repayment of principal in the amount of 10% of the outstanding Term Loan per year (payable monthly) beginning after the first anniversary. All then-outstanding borrowings under the Term Loan are due, and the Term Loan terminates, no later than June 14, 2021, unless sooner terminated in accordance with its terms, which includes the date of termination of the Wells Fargo Credit Facility and the date that is 91 days prior to the maturity of the Company’s various convertible senior notes due in 2020 (see Note 5 - Debt). The Company is permitted, and may be required under certain circumstances as set forth in the Term Loan documents, to prepay the Term Loan, which would require a prepayment fee (i) in year one of up to any unearned and unpaid interest that would have become due and payable in year one had the prepayment not occurred plus 2% of the initial amount of the Term Loan (i.e., $20.0 million), (ii) in year two of 2% of the initial amount of the Term Loan and (iii) in year three of 1% of the initial amount of the Term Loan.

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

In August 2019, in connection with the Recapitalization transaction (See Note 5 - Debt), the Company repaid in full and terminated the Term Loan Agreement. As of September 30, 2019 and December 31, 2018, the amount outstanding under the Term Loan was nil and $20.0 million, respectively. Borrowings under the Term Loan accrue interest at LIBOR plus 9.00% per annum. As of September 30, 2019 and December 31, 2018, the weighted average interest rate on the Term Loan was approximately 11.4% and 11.1%, respectively. In connection with this transaction, the Company recognized a loss on extinguishment of the debt of approximately $0.4 million.

Amortization expense classified as interest expense related to the $1.3 million of debt issuance costs associated with the transactions that closed on June 14, 2018 (i.e., the amendment of the Wells Fargo Credit Facility and the GACP Term Loan) and $1.1 million of debt issuance cost associated with the transaction that closed on August 9, 2019 (i.e., Amended ABL Facility) was $0.1 million and $0.5 million for the three and nine months ended September 30, 2019, respectively. Amortization expense classified as interest expense was $0.4 million and $0.5 million for the three and nine months ended September 30, 2018, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2019

Note 7 — Income Taxes

The Company’s income tax expense of $1.0 million for the three months ended September 30, 2019 reflects an effective tax rate of 5.8%. The Company’s income tax expense of $2.0 million for the three months ended September 30, 2018 reflects an effective tax rate of 11.1%. The majority of the tax expense for the three months ended September 30, 2019 relates to foreign income taxes and discrete items. The majority of the tax expense for the three months ended September 30, 2018 relates to foreign income taxes and discrete items.

The Company’s income tax expense of $1.4 million for the nine months ended September 30, 2019 reflects an effective tax rate of (4.0%). The Company’s income tax expense of $1.7 million for the nine months ended September 30, 2018 reflects an effective tax rate of (4.6%). The majority of the tax expense for the nine months ended September 30, 2019 relates to foreign income taxes and discrete items. The majority of the tax expense for the nine months ended September 30, 2018 primarily relates to foreign income taxes, partially offset by discrete items.
Note 8 — Income (Loss) Per Share
The following table is a reconciliation of the weighted average shares used in the computation of income (loss) per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2019				2018
	Income (Loss)		Weighted Average Shares	Per- Share	Income (Loss)	Weighted Average Shares	Per- Share
Income (loss) per share - basic Net income (loss) attributable to common stockholders	$16,265	*	27,085	$0.60	$15,682	23,106	$0.68
Effect of dilutive securities:
Convertible senior notes	14,367		31,648	—	1,487	21,426	—
Unvested performance stock grants	—		72	—	—	832	—
Unvested restricted stock grants	—		1,540	—	—	322	—
Income (loss) per share - diluted Net income (loss) attributable to common stockholders plus assumed exercises and conversion	$30,632		60,345	$0.51	$17,169	45,686	$0.38
* Net income (loss) attributable to common shareholders was computed by deducting $180,000 of preferred dividends from net income (loss) attributable to JAKKS Pacific, Inc.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2019

	Nine Months Ended September 30,
	2019				2018
	Income (Loss)		Weighted Average Shares	Per- Share	Income (Loss)	Weighted Average Shares	Per- Share
Income (loss) per share - basic Net income (loss) attributable to common stockholders	$(35,435)	*	24,754	$(1.43)	$(39,121)	23,104	$(1.69)
Effect of dilutive securities:
Convertible senior notes	—		—	—	—	—	—
Unvested performance stock grants	—		—	—	—	—	—
Unvested restricted stock grants	—		—	—	—	—	—
Income (loss) per share - diluted Net income (loss) attributable to common stockholders plus assumed exercises and conversion	$(35,435)		24,754	$(1.43)	$(39,121)	23,104	$(1.69)
* Net income (loss) attributable to common shareholders was computed by deducting $180,000 of preferred dividends from net income (loss) attributable to JAKKS Pacific, Inc.
Basic income (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of warrants, options, restricted stock awards, restricted stock units and convertible debt to the extent they are dilutive). The weighted average number of common shares outstanding excludes 3,112,840 shares repurchased pursuant to a prepaid forward share repurchase agreement associated with the issuance of the convertible senior notes due 2020. These shares were retired on September 13, 2019. Common share equivalents that could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted earnings per share due to being anti-dilutive, totaled 5,460,873 and 31,341,392 for the three and nine months ended September 30, 2019, respectively. Common share equivalents that could potentially dilute basic earnings per share in the future, which were excluded from the computation of diluted earnings per share due to being anti-dilutive, totaled 2,894,029 and 25,332,390 for the three and nine months ended September 30, 2018, respectively.
Note 9 — Common Stock and Preferred Stock
Common Stock
In January 2018, the Company issued an aggregate of 1,914,894 shares of restricted stock at a value of approximately $4.5 million to two executive officers, which vest, subject to certain company financial performance criteria and market conditions, over a 3-year period. In addition, an aggregate of 249,480 shares of restricted stock at an aggregate value of approximately $0.6 million were issued to its six non-employee directors, which vested in January 2019.

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
September 30, 2019

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

On August 9, 2019, in connection with the Recapitalization transaction (see Note 5 - Debt), the Company issued to the Investor Parties, in the aggregate, 5,853,002 shares of Common Stock valued at $4.2 million on the date of issuance. (the "New Common Equity").

In August 2019, the Board resolved to accelerate and immediately vest upon closing of the Recapitalization transaction, 164,166 shares of the annual stock compensation granted to resigning members of the Board on January 1, 2019. Each resigning Board member forfeited the remaining balance of the annual stock compensation granted on January 1, 2019, or an aggregate of 54,704 shares.

The Company effectively repurchased 3,112,840 shares of its common stock at an average cost of $7.71 per share for an aggregate amount of $24.0 million pursuant to a prepaid forward share repurchase agreement entered into with Merrill Lynch International (“ML”) on June 9, 2014. These repurchased shares were treated as retired for basic and diluted income (loss) per share purposes although they remained legally outstanding. The Company reflected the aggregate purchase price of its common shares repurchased as a reduction to stockholders’ equity allocated to treasury stock. On September 13, 2019, ML returned the shares to the Company. The Company subsequently retired the shares which had no impact to the Company’s stockholder’s equity.
All issuances of common stock, including those issued pursuant to stock option and warrant exercises, restricted stock grants and acquisitions, are issued from the Company’s authorized but not issued and outstanding shares.
No dividend was declared or paid in the three and nine months ended September 30, 2019 or 2018.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2019

Preferred Stock
On August 9, 2019, in connection with the Recapitalization transaction (see Note 5 - Debt), the Company issued 200,000 shares of Series A Senior Preferred Stock (the “Series A Preferred Stock”), $0.001 par value per share, to the Investor Parties (the “New Preferred Equity”) As of September 30, 2019, 200,000 shares of Series A Preferred Stock were outstanding.
Each share of Series A Preferred Stock has an initial value of $100 per share, which is automatically increased for any accrued and unpaid dividends (the “Accreted Value”).
The Series A Preferred Stock has the right to receive dividends on a quarterly basis equal to 6.0% per annum, payable in cash or, if not paid in cash, by an automatic accretion of the Series A Preferred Stock. No dividends have been declared or paid. For the three and nine months ended September 30, 2019, the Company recorded $180,000 of preferred stock dividends as an increase in the value of the Series A Preferred Stock.
The Series A Preferred Stock has no stated maturity, however, the Company has the right to redeem all or a portion of the Series A Preferred Stock at its Liquidation Preference (as defined below) at any time after payment in full of the New Term Loan. In addition, upon the occurrence of certain change of control type events, holders of the Series A Preferred Stock are entitled to receive an amount (the “Liquidation Preference”), in preference to holders of Common Stock or other junior stock, equal to (i) 20% of the Accreted Value in the case of a certain specified transaction, or (ii) otherwise, 150% of the Accreted value, plus any accrued and unpaid dividends.
The Company has the right, but is not required, to repurchase all or a portion of the Series A Preferred Stock at its Liquidation Preference at any time after payment in full of the New Term Loan (see Note 5 - Debt).
The Series A Preferred Stock does not have any voting rights, except to the extent required by the Delaware General Corporation Law, except for the exclusive right to elect the Series A Preferred Directors (as described below) and except for certain approval rights over certain transactions (as described below). These approval rights require the prior consent of specified percentages of holders (or in certain cases, all holders) of the Series A Preferred Stock in order for the Company to take certain actions, including the issuance of additional shares of Series A Preferred Stock or parity stock, the issuance of senior stock, certain amendments to the Amended and Restated Certificate of Incorporation, the Certificate of Designations of the Series A Preferred Stock (the “Certificate of Designations”), the Second Amended and Restated By-laws or the Amended and Restated Nominating and Corporate Governance Committee Charter, material changes in the Company’s line of business and certain change of control type transactions. In addition, the Certificate of Designations provides that the approval of at least six directors is required for any related person transaction within the meaning of Item 404 of Regulation S-K under the Securities Act of 1933, as amended, including, without limitation, the adoption of, or any amendment, modification or waiver of, any agreement or arrangement related to any such transaction. The Certificate of Designations also includes restrictions on the ability of the Company to pay dividends on or make distributions with respect to, or redeem or repurchase, shares of Common Stock or other junior stock. In addition, holders of the Series A Preferred Stock have preemptive rights regarding future issuance of Series A Preferred Stock or parity stock.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2019

In addition, the Certificate of Designations provides the holders of Series A Preferred Stock certain board representation rights. The Certificate of Designations provides, among other things, that, for so long as at least 50,000 shares of Series A Preferred Stock remain outstanding, (i) the holders of a majority of the outstanding shares of Series A Preferred Stock have the sole right to nominate candidates to serve as the Series A Preferred Directors and (ii) the holders of shares of Series A Preferred Stock, voting as a separate class, have the right to elect two individuals to serve as the Series A Preferred Directors. From and after (i) the first annual meeting of stockholders occurring after less than 50,000 shares of Series A Preferred Stock remain outstanding, the holders of Series A Preferred Stock will only have the right to nominate and elect one Series A Preferred Director, and (ii) the time no shares of Series A Preferred Stock remain outstanding, the holders of Series A Preferred Stock will no longer have the right to nominate or elect any Series A Preferred Directors. The Series A Preferred Directors will serve for terms ending at the annual meeting of stockholders in 2023 and for successive three-year terms thereafter (until no shares of Series A Preferred Stock remain outstanding), and as of such time as the proposal to amend the Certificate of Incorporation to classify the Board into three classes, designated Class I, Class II and Class III, with staggered three-year terms, the Series A Preferred Directors shall be deemed to serve in Class III. The number of directors elected by the holders of the Company’s Common Stock and the number of Series A Preferred Directors is fixed and cannot be amended without the approval of holders of a majority of the outstanding Common Stock and holders of at least 80% of the outstanding shares of Series A Preferred Stock, each voting as a separate class.
The Series A Preferred Stock redemption amount is contingent upon certain events with no stated redemption date as of the reporting date, although may become redeemable in the future. In accordance with the SEC guidance within ASC Topic 480, Distinguishing Liabilities from Equity: Classification and Measurement of Redeemable Securities, the Company classified the Series A Preferred Stock as temporary equity as the Series A Preferred Stock contains a redemption feature which is contingent upon certain deemed liquidation events, the occurrence of which may not solely be within the control of the Company.

Under ASC 815, “Derivatives and Hedging”, certain contractual terms that meet the accounting definition of a derivative must be accounted for separately from the financial instrument in which they are embedded. The Company has concluded that the redemption upon a change of control and the repurchase option by the Company constitute embedded derivatives.
The embedded redemption upon a change of control must be accounted for separately from the Series A Preferred Stock. The redemption provision specifies if certain events that constitute a change of control occur; the Company may be required to settle the Series A Preferred Stock at 20% or 150% of its accreted amount. Accordingly, the redemption provision meets the definition of a derivative, and its economic characteristics are not considered clearly and closely related to the economic characteristics of the Series A Preferred Stock, which is considered more akin to a debt instrument than equity.

Accordingly, these two embedded derivatives are required to be bundled into a single derivative instrument and accounted for separately from the Series A Preferred Stock at fair value.

The Company considers the repurchase option to have no value as the likelihood is remote that this event, within the Company’s control, would ever occur. The Company determined that the fair value of the redemption provision upon a change of control was $4.9 million and recorded as a long term liability. In subsequent periods, the liability is accounted for at fair value, with changes in fair value recognized as other income (expense) on the Company's condensed consolidated statements of operations. The value of the redemption provision explicitly considered the present value of the potential premium that would be paid related to, and the probability of, an event that would trigger its payment. The probability of a triggering event was based on management’s estimates of the probability of a change of control event occurring.

As of September 30, 2019, the Series A Preferred Stock is recorded in temporary equity at the amount of accrued, but unpaid dividends of $180,000, and the redemption provision, as a bifurcated derivative, is recorded as a long term liability with an estimated value of $4.9 million.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2019

Note 10 — Joint Ventures
The Company owns a fifty percent interest in a joint venture (“Pacific Animation Partners”) with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company. The joint venture was created to develop and produce a boys’ animated television show, which it licensed worldwide for television broadcast as well as consumer products. The Company produced toys based upon the television program under a license from the joint venture which also licensed certain other merchandising rights to third parties. The joint venture completed and delivered 65 episodes of the show, which began airing in February 2012, and has since ceased production of the television show. For the three and nine months ended September 30, 2019, the Company recognized income from the joint venture of nil. For the three and nine months ended September 30, 2018, the Company recognized income from the joint venture of nil and $22,000, respectively.
As of September 30, 2019 and December 31, 2018, the balance of the investment in the Pacific Animation Partners joint venture is nil.
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
In November 2014, the Company entered into a joint venture with Meisheng Culture & Creative Corp., for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the income (loss) was ($31,000) and $17,000 for the three months ended September 30, 2019 and 2018, respectively, and $57,000 and $39,000 for the nine months ended September 30, 2019 and 2018, respectively.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2019

In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited ("Meisheng"), a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp., for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng Culture & Creative Corp. will oversee through the Company’s existing distribution joint venture. The results of operations of the joint venture are consolidated with the Company's results. The non-controlling interest’s share of the income from the joint venture for the three and nine months ended September 30, 2019 and 2018 was nil. As of September 30, 2019, Meisheng beneficially owns more than 10% of the Company’s outstanding common stock.
A director of the Company is a representative of Meisheng Culture & Creative Corp.

Meisheng also serves as a significant manufacturer of the Company. For the three and nine months ended September 30, 2019, the Company made inventory-related payments to Meisheng of approximately $49.6 million and $74.8 million, respectively. For the three and nine months ended September 30, 2018, the Company made inventory-related payments to Meisheng of approximately $19.8 million and $33.9 million, respectively. As of September 30, 2019 and 2018, amounts due Meisheng for inventory received by the Company, but not paid totaled $40.9 million and $18.2 million, respectively.
Note 11 — Goodwill
The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, on an interim basis, if certain events or circumstances indicate that an impairment loss may have been incurred. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. Based on the Company's April 1 annual assessment, it determined that the fair values of its reporting units were not less than the carrying amounts. No goodwill impairment was determined to have occurred for the nine months ended September 30, 2019.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2019

Note 12 — Intangible Assets Other Than Goodwill
Intangible assets other than goodwill consist primarily of licenses, product lines, customer relationships and trademarks. Amortized intangible assets are included in intangibles in the accompanying condensed consolidated balance sheets. Trademarks are disclosed separately in the accompanying condensed consolidated balance sheets. Intangible assets as of September 30, 2019 and December 31, 2018 include the following (in thousands, except for weighted useful lives):

		September 30, 2019			December 31, 2018
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)
Amortized Intangible Assets:
Licenses	5.81	$20,130	$(19,846)	$284	$20,130	$(19,383)	$747
Product lines	10.36	33,858	(20,398)	13,460	33,858	(17,293)	16,565
Customer relationships	4.90	3,152	(3,152)	—	3,152	(3,152)	—
Trade names	5.00	3,000	(3,000)	—	3,000	(3,000)	—
Non-compete agreements	5.00	200	(200)	—	200	(200)	—
Total amortized intangible assets		$60,340	$(46,596)	$13,744	$60,340	$(43,028)	$17,312
Unamortized Intangible Assets:
Trademarks		$300	$—	$300	$300	$—	$300
Note 13 — Comprehensive Income (Loss)
The table below presents the components of the Company’s comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income (Loss)	$16,414	$15,699	$(35,198)	$(39,082)
Other comprehensive income (loss):
Foreign currency translation adjustment	(898)	(1,149)	(45)	(1,489)
Comprehensive income (loss)	15,516	14,550	(35,243)	(40,571)
Less: Comprehensive income (loss) attributable to non-controlling interests	(31)	17	57	39
Comprehensive income (loss) attributable to JAKKS Pacific, Inc.	$15,547	$14,533	$(35,300)	$(40,610)
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
September 30, 2019

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
The following table summarizes the total share-based compensation expense recognized for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Share-based compensation expense	$857	$760	$1,872	$1,747
Restricted Stock Awards
Restricted stock award activity (including those with performance-based vesting criteria) for the nine months ended September 30, 2019 is summarized as follows:

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2018	2,950,782	$2.41
Awarded	3,389,455	1.07
Released	(692,464)	2.49
Forfeited	(54,704)	1.47
Outstanding, September 30, 2019	5,593,069	1.60
As of September 30, 2019, there was $3.5 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.39 years.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2019

Restricted Stock Units
Restricted stock unit activity (including those with performance-based vesting criteria) for the nine months ended September 30, 2019 is summarized as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2018	1,052,166	$3.72
Awarded	742,574	0.81
Released	(161,486)	3.80
Forfeited	(159,456)	4.51
Outstanding, September 30, 2019	1,473,798	2.16
As of September 30, 2019, there was $1.2 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 1.66 years.
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

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2019

The following tables summarize the Company's financial liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

	Carrying Amount as of September 30, 2019	Fair Value Measurements As of September 30, 2019
		Level 1	Level 2	Level 3
3.25% convertible senior notes due 2020	$—	$—	$—	$—
3.25% convertible senior notes due 2023*	48,635	—	—	48,635
Preferred stock	4,894	—	—	4,894

* The amount presented excludes accrued, but unpaid, payment-in-kind interest of $0.1 million as of September 30, 2019.

	Carrying Amount as of December 31, 2018	Fair Value Measurements As of December 31, 2018
		Level 1	Level 2	Level 3
3.25% convertible senior notes due 2020	$27,974	$—	$—	$27,974
The following tables provide a reconciliation of the beginning and ending balances of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

3.25% convertible senior notes due 2020	2019
Balance at January 1, 2019	$27,974
Change in fair value	2,529
Extinguishment of convertible senior notes ($29.6 million face value)	(30,503)
Balance at September 30, 2019	$—

3.25% convertible senior notes due 2023	2019
Balance at January 1, 2019	$—
New issuance ($29.6 million face value)	37,916
New issuance ($8.0 million face value)	10,254
Change in fair value	465
Balance at September 30, 2019	$48,635

The Company’s derivative liability is classified within Level 3 of the fair value hierarchy because unobservable inputs were used in estimating the fair value. The fair value of the redemption provision embedded in the Series A Preferred Stock is estimated based on a discounted cash flow model and probability assumptions based on management’s estimates of a change of control event occurring. In subsequent periods, the derivative liability is accounted for at fair value, with changes in fair value recognized as other income (expense) on the Company's condensed consolidated statements of operations.

The Company’s accounts receivable, accounts payable and accrued expenses represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of fair value.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2019

Note 17 — Liquidity
As of September 30, 2019 and December 31, 2018, the Company held cash and cash equivalents, including restricted cash, of $75.9 million and $58.2 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $62.1 million and $33.9 million as of September 30, 2019 and December 31, 2018, respectively. The cash and cash equivalents, including restricted cash balances in the Company's foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which the Company expects would not be significant as of September 30, 2019.
The Company’s primary sources of working capital are cash flows from operations and borrowings under its credit facility (see Note 6 - Credit Facilities). Typically, cash flows from operations are impacted by the effect on sales of (1) the appeal of the Company’s products, (2) the success of its licensed brands, (3) the highly competitive conditions existing in the toy industry, (4) dependency on a limited set of large customers, and (5) general economic conditions. A downturn in any single factor or a combination of factors could have a material adverse impact upon the Company’s ability to generate sufficient cash flows to operate the business. In addition, the Company’s business and liquidity are dependent to a significant degree on its vendors and their financial health, as well as the ability to accurately forecast the demand for products. The loss of a key vendor, or material changes in support by them, or a significant variance in actual demand compared to the forecast, can have a material adverse impact on the Company’s cash flows and business. Given the conditions in the toy industry environment in general, vendors, including licensors, may seek further assurances or take actions to protect against non-payment of amounts due to them. Changes in this area could have a material adverse impact on the Company’s liquidity.
Cash and cash equivalents, including restricted cash, projected cash flow from operations, and borrowings under the Company’s credit facility should be sufficient to meet working capital and capital expenditure requirements for the next 12 months. The Company’s ability to fund operations and retire debt when due is dependent on a number of factors, some of which are beyond the Company's control and/or inherently difficult to estimate, including the Company's future operating performance and the factors mentioned above, among other risks and uncertainties. To the extent we are unable to fund our operations or retire debt when due, no assurances can be given that the Company will have the financial resources required to obtain, or that the conditions of the capital markets will support, any future debt or equity financings, which could have a material adverse impact on the Company’s business, results of operations and financial condition.
As of September 30, 2019, off-balance sheet arrangements include letters of credit issued by Wells Fargo of $10.5 million.
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

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2019

The Company has operating leases for corporate offices, warehouses, and certain equipment. The Company’s leases have remaining lease terms of 1 to 8 years, some of which include options to extend the lease for up to 10 years, and some of which include options to terminate the lease within 1 year. As of September 30, 2019, the Company’s weighted average remaining lease term is approximately 4 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.31%. For the three and nine months ended September 30, 2019, rent expense under the Company's leases was approximately $2.9 million and $9.9 million, respectively. For the three and nine months ended September 30, 2018, rent expense under the Company's leases was approximately $3.7 million and $10.3 million, respectively.

The following table represents a reconciliation of the Company’s undiscounted future minimum lease payments under operating leases to the lease liability as of September 30, 2019 (in thousands):

Year ending December 31,
2019 (excluding the 9 months ended September 30, 2019)	$2,923
2020	11,027
2021	10,724
2022	10,096
2023	5,634
Thereafter	832
Total lease payments	41,236
Less imputed interest	(4,004)
Total	$37,232

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

Sales commissions are expensed when incurred as the related revenue is recognized at a point in time and therefore the amortization period is less than one year. As a result, these costs are recorded as direct selling expenses, as incurred.

Shipping and handling activities are considered part of our obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred.

Our reserve for sales returns and allowances amounted to $38.1 million as of September 30, 2019 and $29.4 million as of December 31, 2018.
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
The following tables summarize our financial liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

	Carrying Amount as of September 30, 2019	Fair Value Measurements As of September 30, 2019
		Level 1	Level 2	Level 3
3.25% convertible senior notes due 2020	$—	$—	$—	$—
3.25% convertible senior notes due 2023*	48,635	—	—	48,635
Preferred stock	4,894	—	—	4,894

* The amount presented excludes accrued, but unpaid, payment-in-kind interest of $0.1 million as of September 30, 2019.

	Carrying Amount as of December 31, 2018	Fair Value Measurements As of December 31, 2018
		Level 1	Level 2	Level 3
3.25% convertible senior notes due 2020	$27,974	$—	$—	$27,974
The following tables provide a reconciliation of the beginning and ending balances of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

3.25% convertible senior notes due 2020	2019
Balance at January 1, 2019	$27,974
Change in fair value	2,529
Extinguishment of convertible senior notes ($29.6 million face value)	(30,503)
Balance at September 30, 2019	$—

3.25% convertible senior notes due 2023	2019
Balance at January 1, 2019	$—
New issuance ($29.6 million face value)	37,916
New issuance ($8.0 million face value)	10,254
Change in fair value	465
Balance at September 30, 2019	$48,635
Our derivative liability is classified within Level 3 of the fair value hierarchy because unobservable inputs were used in estimating the fair value. The fair value of the redemption provision embedded in the Series A Preferred Stock is estimated based on a discounted cash flow model and probability assumptions based on our estimates of a change of control event occurring. In subsequent periods, the derivative liability is accounted for at fair value, with changes in fair value recognized as other income (expense) on our condensed consolidated statements of operations.
Our accounts receivable, accounts payable and accrued expenses represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of fair value.
In August 2017, we agreed with Oasis Management and Oasis Investments II Master Fund Ltd., (collectively "Oasis") the holder of $21.6 million face amount of our 4.25% convertible senior notes due in 2018 (“2018 Notes”), to exchange and extend the maturity date of these notes to November 1, 2020. In addition, the interest rate was reduced to 3.25% per annum and the conversion rate was increased to 328.0302 shares of our common stock per $1,000 principal amount of notes, among other things. These notes are hereafter referred to as the “3.25% convertible senior notes due in 2020” or “3.25% 2020 Notes.” After execution of a definitive agreement and final approval by the other members of our Board of Directors and Oasis’ Investment Committee, the transaction closed on November 7, 2017. On July 26, 2018, we closed a transaction with Oasis to exchange $8.0 million face amount of the 4.25% convertible senior notes due in August 2018 with convertible senior notes similar to those issued to Oasis in November 2017. The new notes mature on November 1, 2020, accrue interest at an annual rate of 3.25% and are convertible into shares of our common stock at a rate of 322.2688 shares per $1,000 principal amount of the new notes. The conversion price of the 3.25% 2020 notes reset on November 1, 2018 to $2.54 per share and the conversion rate was increased to 393.7008 of our common stock per $1,000 principal amount of notes.
In August 2019, we entered into and consummated multiple, binding definitive agreements (collectively, the “Recapitalization”) among Wells Fargo Bank, National Association, Oasis Investments II Master Fund Ltd. and an ad hoc group of holders of the 4.875% convertible senior notes due 2020 to recapitalize our balance sheet. In connection with the Recapitalization, on August 9, 2019, we issued (i) amended and restated notes with respect to the $21.6 million Oasis Note issued on November 7, 2017, and the $8.0 million Oasis Note issued on July 26, 2018 (together, the “Existing Oasis Notes”), and (ii) a new $8.0 million convertible senior note having the same terms as such amended and restated notes (collectively, the “3.25% 2023 Notes”). The New Oasis Notes mature 91 days after the amounts outstanding under the New Term Loan are paid in full, and in no event later than July 3, 2023, accrue interest at an annual rate of (i) 3.25% if paid in cash or 5.00% if paid in stock plus (ii) 2.75% payable in kind. The conversion price will be reset on each February 9 and August 9, starting on February 9, 2020 (each, a “reset date”) to a price equal to 105% of the 5-day VWAP preceding the applicable reset date.

In connection with the transactions above, we elected the fair value option of measurement for the 3.25% 2020 and the New Oasis Notes under ASC 815 Derivatives and Hedging. As a result, these notes are re-measured each reporting period using Level 3 inputs (Monte Carlo simulation model and inputs for stock price, risk-free rate and volatility), with changes in fair value reflected in current period earnings in our condensed consolidated statements of operations. We evaluated our credit risk as of September 30, 2019, and determined that there was no change from December 31, 2018. At September 30, 2019, the New Oasis Notes had a fair value of $48.6 million.
The fair value of the 4.875% convertible senior notes payable due 2020 as of September 30, 2019 and December 31, 2018 was $1.8 million (principal amount $1.9 million) and $93.2 million (principal amount $113.0 million), respectively, based upon the most recent quoted market prices. The fair values of the convertible senior notes are considered to be Level 3 measurements on the fair value hierarchy.
For the nine months ended September 30, 2019, there was no impairment to the value of the Company’s non-financial assets.
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
Due to the subjective nature of the impairment analysis, significant changes in the assumptions used to develop the estimate could materially affect the conclusion regarding the future cash flows necessary to support the valuation of long-lived assets, including goodwill. The valuation of goodwill involves a high degree of judgment. Based upon the assumptions underlying the valuation, impairment is determined by estimating the fair value of a reporting unit and comparing that value to the reporting unit’s book value. If the implied fair value is more than the book value of the reporting unit, an impairment loss is not indicated. If impairment exists, the fair value of the reporting unit is allocated to all of its assets and liabilities excluding goodwill, with the excess amount representing the fair value of goodwill. An impairment loss is measured as the amount by which the book value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill. Based on our April 1 annual assessment, we determined the fair values of our reporting units were not less than the carrying amounts. No goodwill impairment was determined to have occurred for the nine months ended September 30, 2019.
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
Discrete Items for Income Taxes. The discrete tax expense recorded in the nine months ended September 30, 2019 is $0.1 million which is primarily related to excess tax deficiencies fully offset by valuation allowance, return to provision adjustments for foreign jurisdictions, state income taxes, and change in uncertain tax positions. For the comparable period in 2018, a discrete tax benefit was recorded for excess tax deficiencies fully offset by valuation allowance, return to provision adjustments for foreign jurisdictions, change in uncertain tax positions, and state income taxes.

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

We accrue a tax reserve for additional income taxes, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of September 30, 2019 and December 31, 2018, our income tax reserves were approximately $1.5 million and $1.5 million, respectively. The $1.5 million balance primarily relates to the potential tax settlements in Hong Kong and adjustments in the area of withholding taxes. Our income tax reserves are included in income taxes payable on the Condensed Consolidated Balance Sheets and within provision for (benefit from) income taxes on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

There is no impact to our condensed consolidated financial statements resulting from the adoption of Topic 606 as the timing and measurement of revenue remained consistent with Topic 605, although our approach to revenue recognition is now based on the transfer of control. Further, there is no difference in the amounts of the revenue and cost of sales reported in our condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018 that were recognized pursuant to Topic 606 and those that would have been reported pursuant to Topic 605.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The new standard was initially effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In July 2019, the FASB tentatively deferred the effective date of ASU 2016-13 by three years for Smaller Reporting Companies. The tentative decisions would change the effective date for the new standard to fiscal years beginning after December 15, 2022, and interim periods therein, and early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.
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

Results of Operations
The following unaudited table sets forth, for the periods indicated, certain statement of income data as a percentage of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.1	72.8	74.7	73.5
Gross profit	28.9	27.2	25.3	26.5
Selling, general and administrative expenses	16.0	18.7	25.5	32.8
Restructuring charge	—	—	0.1	—
Acquisition related and other	0.2	—	1.3	0.1
Income (loss) from operations	12.7	8.5	(1.6)	(6.4)
Income from joint ventures	—	—	—	0.1
Other income (expense), net	—	0.1	—	0.1
Loss on extinguishment of debt	(4.7)	(0.2)	(3.0)	(0.1)
Change in fair value of debt	(0.1)	0.4	(0.6)	(0.6)
Interest income	—	—	—	—
Interest expense	(1.6)	(1.3)	(2.4)	(1.7)
Income (loss) before provision for income taxes	6.3	7.5	(7.6)	(8.6)
Provision for income taxes	0.3	0.8	0.3	0.4
Net income (loss)	6.0	6.7	(7.9)	(9.0)
Net income (loss) attributable to non-controlling interests	—	—	—	—
Net income (loss) attributable to JAKKS Pacific, Inc.	6.0%	6.7%	(7.9)%	(9.0)%

The following unaudited table summarizes, for the periods indicated, certain statements of operations data by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Sales
U.S. and Canada	$165,087	$133,481	$271,022	$263,397
International	39,251	37,902	59,297	77,245
Halloween	75,792	65,316	115,819	94,842
	280,130	236,699	446,138	435,484
Cost of Sales
U.S. and Canada	112,071	96,509	196,629	190,098
International	26,646	25,176	44,205	54,712
Halloween	60,554	50,684	92,359	75,444
	199,271	172,369	333,193	320,254
Gross Profit
U.S. and Canada	53,016	36,972	74,393	73,299
International	12,605	12,726	15,092	22,533
Halloween	15,238	14,632	23,460	19,398
	$80,859	$64,330	$112,945	$115,230
Comparison of the Three Months Ended September 30, 2019 and 2018

Net Sales

U.S. and Canada. Net sales of our U.S. and Canada segment were $165.1 million for the three months ended September 30, 2019 compared to $133.5 million for the prior year period, representing an increase of $31.6 million, or 23.7%. The increase in net sales was primarily due to sales of Frozen 2, which was not sold in the prior year period, partially offset by lower sales of Incredibles 2, Fancy Nancy, Moana and Harry Potter.

International. Net sales of our International segment were $39.3 million for the three months ended September 30, 2019 compared to $37.9 million for the prior year period, representing an increase of $1.4 million, or 3.7%. The increase in net sales was primarily driven by sales of Frozen 2, which was not sold in the prior year period, largely offset by lower sales of Incredibles 2, Moana, Squish-Dee-Lish, and Tsum Tsum.

Halloween. Net sales of our Halloween segment were $75.8 million for the three months ended September 30, 2019 compared to $65.3 million for the prior year period, representing an increase of $10.5 million, or 16.1%. The increase in net sales was primarily driven by sales of various brands, including Frozen 2, Toy Story 4, and Descendants 3, partially offset by lower sales of Incredibles 2.

Cost of Sales

U.S. and Canada. Cost of sales of our U.S. and Canada segment was $112.1 million, or 67.9% of related net sales, for the three months ended September 30, 2019 compared to $96.5 million, or 72.3% of related net sales, for the prior year period, representing an increase of $15.6 million, or 16.2%. The increase in dollars is due to higher overall sales in the 2019 period. The decrease as a percentage of net sales, year-over-year, is primarily due to higher product margins for certain brands, including Frozen 2. This was partially offset by higher royalties due to the mix of licensed products sold.

International. Cost of sales of our International segment was $26.6 million, or 67.7% of related net sales, for the three months ended September 30, 2019 compared to $25.2 million, or 66.5% of related net sales, for the prior year period, representing an increase of $1.4 million, or 5.6%. The increase in dollars is due to higher overall sales in the 2019 period. The increase as a percentage of net sales, year-over-year, is primarily due to a higher average royalty rate in 2019.

Halloween. Cost of sales of our Halloween segment was $60.6 million, or 79.9% of related net sales for the three months ended September 30, 2019 compared to $50.7 million, or 77.6% of related net sales for the prior year period, representing an increase of $9.9 million, or 19.5%. The increase in dollars is due to higher overall sales in the 2019 period. The increase as a percentage of net sales, year-over-year, is primarily due to a higher royalty rate on certain products in 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $44.5 million for the three months ended September 30, 2019 compared to $44.2 million for the prior year period constituting 16.0% and 18.7% of net sales, respectively. Selling, general and administrative expenses increased by $0.3 million from the prior year period due to increased selling expenses in 2019, partially offset, by lower product development and compensation due, in part, to a Company-wide restructuring initiative in 2018.

Restructuring Charge

During the three months ended September 30, 2019, we recognized $24,000 of restructuring charges as a result of a Company-wide restructuring initiative announced in the 2018 fourth quarter. The restructuring charges are primarily related to employee severance costs.

Acquisition Related and Other

During the three months ended September 30, 2019, we recognized $0.6 million in acquisition related and other charges related to strategic and/or refinancing transactions, including the Recapitalization transaction closed in August 2019.

Interest Expense
Interest expense was $4.6 million for the three months ended September 30, 2019, as compared to $3.1 million in the prior year period. During the three months ended September 30, 2019, we booked interest expense of $1.1 million related to our convertible senior notes due in 2020, and $3.5 million related to our revolving credit and term loan facilities, which includes $0.6 million of payment-in-kind interest, and $0.7 million related to amortization of the debt discount and deferred financing fees. During the three months ended September 30, 2018, we booked interest expense of $1.9 million related to our convertible senior notes payable due in 2018 and 2020, and $1.2 million related to our revolving credit and term loan facilities.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $1.0 million, or an effective tax rate of 5.8%, for the three months ended September 30, 2019. During the comparable period in 2018, our income tax expense was $2.0 million, or an effective tax rate of 11.1%. The decrease in tax expense and effective tax rate is due to lower pre-tax income in foreign jurisdictions when compared to the prior year period.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Net Sales

U.S. and Canada. Net sales of our U.S. and Canada segment were $271.0 million for the nine months ended September 30, 2019 compared to $263.4 million for the prior year period, representing an increase of $7.6 million, or 2.9%. The increase in net sales was primarily due to sales of Frozen 2 and Godzilla, which were not sold in the prior year period as well as Nintendo, partially offset by lower sales of Incredibles 2, and the liquidation of Toys “R” Us in the U.S. at the end of the 2018 first quarter.

International. Net sales of our International segment were $59.3 million for the nine months ended September 30, 2019 compared to $77.2 million for the prior year period, representing a decrease of $17.9 million, or 23.2%. The decrease in net sales was primarily driven by lower sales of Incredibles 2, Disney Princess products, Squish-Dee-Lish and Tsum Tsum, partially offset by higher sales of Frozen 2, which was not sold in the prior year period.

Halloween. Net sales of our Halloween segment were $115.8 million for the nine months ended September 30, 2019 compared to $94.8 million for the prior year period, representing an increase of $21.0 million, or 22.2%. The increase in net sales was primarily driven by sales of various brands, including Frozen 2, Toy Story 4, and Descendants 3, partially offset by lower sales of Incredibles 2.

Cost of Sales

U.S. and Canada. Cost of sales of our U.S. and Canada segment was $196.6 million, or 72.5% of related net sales, for the nine months ended September 30, 2019 compared to $190.1 million, or 72.2% of related net sales, for the prior year period, representing an increase of $6.5 million, or 3.4%. The increase in dollars is due to higher overall sales in 2019. The increase as a percentage of net sales, year-over-year, is primarily due to a higher average royalty rate in 2019.

International. Cost of sales of our International segment was $44.2 million, or 74.5% of related net sales, for the nine months ended September 30, 2019 compared to $54.7 million, or 70.9% of related net sales, for the prior year period, representing a decrease of $10.5 million, or 19.2%. The decrease in dollars is primarily driven by lower overall sales in 2019. The increase as a percentage of net sales, year-over-year, is due to a higher average royalty rate in 2019. The increase as a percentage of net sales, year-over-year, is also due to lower average selling prices in 2019 on certain older products, such as Incredibles 2, partially offset by higher product margins for Frozen 2.

Halloween. Cost of sales of our Halloween segment was $92.4 million, or 79.8% of related net sales for the nine months ended September 30, 2019 compared to $75.4 million, or 79.5% of related net sales for the prior year period, representing an increase of $17.0 million, or 22.5%. The increase in dollars is due to higher overall unit sales in 2019. The increase as a percentage of net sales, year-over-year, is primarily due to a higher average royalty rate, partially offset by higher product margins on a variety of products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $113.7 million for the nine months ended September 30, 2019 compared to $142.5 million for the prior year period representing 25.5% and 32.8% of net sales, respectively. Selling, general and administrative expenses decreased by $28.8 million from the prior year period primarily driven by lower compensation, in part, to a Company-wide restructuring initiative, lower advertising expenses, lower product development costs and a bad debt charge of $12.0 million primarily due to the Toys “R” Us liquidation in the U.S. in 2018.

Restructuring Charge

During the nine months ended September 30, 2019, we recognized $0.3 million of restructuring charges as a result of a Company-wide restructuring initiative in 2018 fourth quarter. The restructuring charges are primarily related to employee severance costs.

Acquisition Related and Other

During the nine months ended September 30, 2019 and 2018, we recognized $6.0 million and $0.4 million, respectively, in acquisition related and other charges related to strategic and/or refinancing transactions, including the Recapitalization transaction closed in August 2019.

Interest Expense
Interest expense was $10.6 million for the nine months ended September 30, 2019, as compared to $7.2 million in the prior year period. During the nine months ended September 30, 2019, we booked interest expense of $4.7 million related to our convertible senior notes, and $5.9 million related to our revolving credit and term loan facilities, which includes $0.6 million of payment-in-kind interest, and $0.7 million related to amortization of the debt discount and deferred financing fees. During the nine months ended September 30, 2018, we booked interest expense of $5.5 million related to our convertible senior notes payable due in 2018 and 2020, and $1.7 million related to our revolving credit and term loan facilities.

Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $1.4 million, or an effective tax rate of (4.0%), for the nine months ended September 30, 2019. During the comparable period in 2018, our income tax expense was $1.7 million, or an effective tax rate of (4.6%).
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
Liquidity and Capital Resources
As of September 30, 2019, we had working capital of $109.7 million, compared to $106.0 million as of December 31, 2018. The increase was primarily attributable to the higher accounts receivable balance, partially offset by higher accounts payable and accrued expense balances.
Operating activities provided net cash of $26.1 million in the nine months ended September 30, 2019, as compared to $2.6 million in the prior year period. Net cash during the nine months ended September 30, 2019 was primarily impacted by an increase in accounts payable and accrued expenses, partially offset by an increase in accounts receivable and inventory. Net cash during the nine months ended September 30, 2018 was primarily impacted by an increase in accounts payable and sales reserves, partially offset by an increase in accounts receivable, prepaid expenses and other assets. Other than open purchase orders issued in the normal course of business related to shipped product, we have no obligations to purchase inventory from our manufacturers. However, we may incur costs or other losses as a result of not placing orders consistent with our forecasts for product manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 21% payable on net sales of such products. As of September 30, 2019, these agreements required future aggregate minimum royalty guarantees of $65.0 million, exclusive of $30.3 million in advances already paid. Of this $65.0 million future minimum royalty guarantee, $39.7 million is due over the next twelve months.
Our investing activities used net cash of $7.6 million in the nine months ended September 30, 2019, as compared to using net cash of $9.4 million in the prior year period, and consisted primarily of cash paid for the purchase of molds and tooling used in the manufacture of our products.
Our financing activities used net cash of $0.8 million for the nine months ended September 30, 2019, primarily consisting of the repayment of our GACP term loan and net credit facility payments as well as debt issuance costs incurred in connection with the Recapitalization transaction (see Note 5 - Debt), partially offset by the net proceeds included as part of our New Term Loan Agreement. Our financing activities provided net cash of $0.3 million in the prior year period, primarily consisting of the net proceeds from our term loan facility of $18.5 million, partially offset by the retirement of $13.2 million of 2018 convertible senior notes and repayment of $5.0 million of credit facility borrowings.

As of September 30, 2019 and December 31, 2018, we held cash and cash equivalents, including restricted cash, of $75.9 million and $58.2 million, respectively. Cash, and cash equivalents, including restricted cash, held outside of the United States in various foreign subsidiaries totaled $62.1 million and $33.9 million as of September 30, 2019 and December 31, 2018, respectively. The cash and cash equivalents, including restricted cash balances, in our foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which we expect would not be significant as of September 30, 2019.
Our primary sources of working capital are cash flows from operations and borrowings under our credit facility (see Note 6 - Credit Facilities in the accompanying notes to the condensed consolidated financial statements for additional information).
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
Cash and cash equivalents, including restricted cash, projected cash flow from operations, and borrowings under our credit facility, should be sufficient to meet working capital and capital expenditure requirements for the next 12 months. Our ability to fund operations and retire debt when due is dependent on a number of factors, some of which are beyond our control and/or inherently difficult to estimate, including our future operating performance and the factors mentioned above, among other risks and uncertainties. To the extent we are unable to fund our operations or retire debt when due, no assurances can be given that we will have the financial resources required to obtain, or that the conditions of the capital markets will support, any future debt or equity financings, which could have a material adverse impact on our business, results of operations and financial condition.
As of September 30, 2019, off-balance sheet arrangements include letters of credit issued by Wells Fargo of $10.5 million.
Debt and Credit Facilities
Convertible Senior Notes

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

In August 2017, we agreed with Oasis Management and Oasis Investments II Master Fund Ltd., (collectively, “Oasis”) the holder of approximately $21.6 million face amount of our 4.25% convertible senior notes due in 2018, to extend the maturity date of these notes to November 1, 2020. In addition, the interest rate was reduced to 3.25% per annum and the conversion rate was increased to 328.0302 shares of our common stock per $1,000 principal amount of notes, among other things. After execution of a definitive agreement for the modification and final approval by the other members of our Board of Directors and Oasis’ Investment Committee the transaction closed on November 7, 2017. On July 26, 2018, we closed a transaction with Oasis to exchange $8.0 million face amount of the 4.25% convertible senior notes due in August 2018 with convertible senior notes similar to those issued to Oasis in November 2017. The new notes mature on November 1, 2020, accrue interest at an annual rate of 3.25% and are convertible into shares of our common stock at an initial rate of 322.2688 shares per $1,000 principal amount of the new notes. The conversion price for the 3.25% convertible senior notes was reset on November 1, 2018 and will be reset on November 1, 2019 (each, a “reset date”) to a price equal to 105% above the 5-day Volume Weighted Average Price ("VWAP") preceding the reset date; provided, however, among other reset restrictions, that if the conversion price resulting from such reset is lower than 90 percent of the average VWAP during the 90 calendar days preceding the reset date, then the reset price shall be the 30-day VWAP preceding the reset date. The conversion price of the 3.25% 2020 Notes reset on November 1, 2018 to $2.54 per share and the conversion rate was increased to 393.7008 shares of our common stock per $1,000 principal amount of notes.

The remaining $13.2 million 2018 Notes were redeemed at par at maturity on August 1, 2018.
In August 2019, we entered into and consummated multiple, binding definitive agreements (collectively, the “Recapitalization”) among Wells Fargo Bank, National Association, Oasis Investments II Master Fund Ltd. and an ad hoc group of holders of the 4.875% convertible senior notes due 2020 ( the "Investor Parties") to recapitalize our balance sheet, including the extension to us of incremental liquidity and at least three-year extensions of substantially all of our outstanding convertible debt obligations and revolving credit facility. Our term loan agreement entered into with Great American Capital Partners was paid in full and terminated in connection with the Recapitalization transaction.

In connection with the Recapitalization transaction, we issued (i) amended and restated notes with respect to the $21.6 million Oasis Note issued on November 7, 2017, and the $8.0 million Oasis Note issued on July 26, 2018 (together, the “Existing Oasis Notes”), and (ii) a new $8.0 million convertible senior note having the same terms as such amended and restated notes (the "New $8.0 million Oasis Note" and collectively, the “New Oasis Notes” or the "3.25% convertible senior notes due 2023"). Interest on the New Oasis Notes is payable on each May 1 and November 1 until maturity and accrues at an annual rate of (i)3.25% if paid in cash or 5.00% if paid in stock plus (ii) 2.75% payable in kind. The New Oasis Notes mature 91 days after the amounts outstanding under the New Term Loan are paid in full, and in no event later than July 3, 2023.

The New Oasis Notes provide, among other things, that the initial conversion price is $1.00. The conversion price will be reset on each February 9 and August 9, starting on February 9, 2020 (each, a “reset date”) to a price equal to 105% of the 5-day VWAP preceding the applicable reset date. Under no circumstances shall the reset result in a conversion price be below the greater of (i) the closing price on the trading day immediately preceding the applicable reset date and (ii) 30% of the stock price as of the Transaction Agreement Date, or August 7, 2019, and will not be greater than the conversion price in effect immediately before such reset. We may trigger a mandatory conversion of the New Oasis Notes if the market price exceeds 150% of the conversion price under certain circumstances. We may redeem the New Oasis Notes in cash if a person, entity or group acquires shares of our Common Stock, par value $0.001 per share (the “Common Stock”), and as a result owns at least 49% of our issued and outstanding Common Stock.

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
In connection with the Recapitalization transaction, 2020 Notes outstanding with a face amount of $111.1 million of the total $113.0 million that were outstanding at the time of the transaction were refinanced and the maturity dates effectively extended. Of the refinanced amount, $103.8 million was refinanced with the Investor Parties through the issuance of the New Common Equity, the New Preferred Equity (see Note 9 - Common Stock and Preferred Stock) and new secured term debt that matures in February 2023 (see Term Loan section below). Additionally, $1.0 million of accrued interest was refinanced with the Investor Parties. The remaining refinanced amount of $7.3 million was exchanged into the New $8.0 million Oasis Note discussed above.
Term Loan

On August 9, 2019, in connection with the Recapitalization transaction, we entered into a First Lien Term Loan Facility Credit Agreement, (the “New Term Loan Agreement”), with certain holders of the 2020 Notes, or the Investor Parties, and Cortland Capital Market Services LLC, as agent, for a $134.8 million first-lien secured term loan (the “New Term Loan”). We also issued common stock and preferred stock (see Note 9 - Common Stock and Preferred Stock) to the Investor Parties.

Amounts outstanding under the New Term Loan accrue interest at 10.50% per annum, payable semi-annually (with 8% per annum payable in cash and 2.5% per annum payable in kind). The New Term Loan matures on February 9, 2023.

The New Term Loan Agreement contains negative covenants that, subject to certain exceptions, limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. Commencing with the fiscal quarter ending September 30, 2020, we are also required to maintain a minimum EBITDA of not less than $34.0 million and a minimum liquidity of not less than $10.0 million.

The New Term Loan Agreement contains events of default that are customary for a facility of this nature, including nonpayment of principal, nonpayment of interest, fees or other amounts, material inaccuracy of representations and warranties, violation of covenants, cross-default to other material indebtedness, bankruptcy or insolvency events, material judgment defaults and a change of control as specified in the New Term Loan Agreement. If an event of default occurs, the maturity of the amounts owed under the New Term Loan Agreement may be accelerated.

The obligations under the New Term Loan Agreement are guaranteed by us, the subsidiary borrowers thereunder and certain of the other existing and future direct and indirect subsidiaries and are secured by substantially all of our assets, the subsidiary borrowers thereunder and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens.

    Wells Fargo
In March 2014, we and our domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (“GECC”). The credit facility, as amended and subsequently assigned to Wells Fargo Bank, N.A. (“Wells Fargo”) pursuant to its acquisition of GECC, provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain domestic accounts receivable and inventory amounts used to compute the borrowing base (the “Credit Facility”). The Credit Facility includes a sub-limit of up to $35.0 million for the issuance of letters of credit. The amounts outstanding under the Credit Facility, as amended, were payable in full upon maturity of the facility on September 27, 2019, except that the Credit Facility would mature on June 15, 2018 if we did not refinance or extend the maturity of the convertible senior notes that mature in 2018, provided that any such refinancing or extension shall have a maturity date that is no sooner than six months after the stated maturity of the Credit Facility (i.e., on or about September 27, 2019). On June 14, 2018, we entered into a Term Loan Agreement with Great American Capital Partners to provide the necessary capital to refinance the 2018 convertible senior notes (see additional details regarding the Term Loan Agreement below). In addition, on June 14, 2018, we revised certain of the Credit Facility documents (and entered into new ones) so that certain of our Hong Kong based subsidiaries became additional parties to the Credit Facility. As a result, the receivables of these subsidiaries can now be included in the borrowing base computation, subject to certain limitations, thereby effectively increasing the amount of funds we can borrow under the Credit Facility. Any additional borrowings under the Credit Facility will be used for general working capital purposes. In August 2019, in connection with the Recapitalization transaction (See Note 5 - Debt), we entered into an amended and extended revolving credit facility with Wells Fargo (the “Amended ABL Credit Agreement”). The Amended ABL Credit Agreement, or Amended ABL facility, amends and restates our existing Credit Facility, dated as of March 27, 2014, as amended, with GECC and subsequently assigned to Wells Fargo, to, among other things, decrease the borrowing capacity from $75.0 million to $60.0 million and extend the maturity to August 9, 2022.
The obligations under the Amended ABL Credit Agreement are guaranteed by us, the subsidiary borrowers thereunder and certain of the other existing and future direct and indirect subsidiaries and are secured by substantially all of our assets, the subsidiary borrowers thereunder and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens. As of September 30, 2019, the amount of outstanding borrowings was $5.0 million, the amount of outstanding stand-by letters of credit totaled $10.5 million and the total excess borrowing capacity was $44.5 million. As of December 31, 2018, the amount of outstanding borrowings under the previous Credit Facility was $7.5 million, outstanding stand-by letters of credit totaled $12.8 million and the total excess borrowing capacity was $40.7 million.
The Amended ABL Credit Agreement contains negative covenants that, subject to certain exceptions, limit our ability to, among other things, incur additional indebtedness, make restricted payments, pledge our assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. We are also required to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 under certain circumstances, and a minimum liquidity of $25.0 million and a minimum availability of at least $9.0 million. As of September 30, 2019 and December 31, 2018, we are in compliance with the financial covenants under the Amended ABL Facility and the previous Credit Facility, as applicable.
Any amounts borrowed under the Amended ABL Facility accrue interest, at either (i) LIBOR plus 1.50%-2.00% (determined by reference to a fixed charge coverage ratio-based pricing grid) or (ii) base rate plus 0.50%-1.00% (determined by reference to a fixed charge coverage ratio-based pricing grid). As of September 30, 2019 and December 31 2018, the weighted average interest rate on the credit facilities with Wells Fargo was approximately 4.59% and 5.53%, respectively.

The Amended ABL Facility also contains customary events of default, including a cross default provision and a change of control provision. In the event of a default, all of our obligations and our subsidiaries obligations under the Amended ABL Facility may be declared immediately due and payable. For certain events of default relating to insolvency, all outstanding obligations become due and payable.

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

The Term Loan requires the repayment of principal in the amount of 10% of the outstanding Term Loan per year (payable monthly) beginning after the first anniversary. All then-outstanding borrowings under the Term Loan are due, and the Term Loan terminates, no later than June 14, 2021, unless sooner terminated in accordance with its terms, which includes the date of termination of the Wells Fargo Credit Facility and the date that is 91 days prior to the maturity of our various convertible senior notes due in 2020 (see Note 5 - Debt). We are permitted, and may be required under certain circumstances as set forth in the Term Loan documents, to prepay the Term Loan, which would require a prepayment fee (i) in year one of up to any unearned and unpaid interest that would have become due and payable in year one had the prepayment not occurred plus 2% of the initial amount of the Term Loan (i.e., $20.0 million), (ii) in year two of 2% of the initial amount of the Term Loan and (iii) in year three of 1% of the initial amount of the Term Loan.

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

In August 2019, in connection with the Recapitalization transaction (See Note 5 - Debt), we repaid in full and terminated the Term Loan Agreement. As of September 30, 2019 and December 31, 2018, the amount outstanding under the Term Loan was nil and $20.0 million, respectively. Borrowings under the Term Loan accrue interest at LIBOR plus 9.00% per annum. As of September 30, 2019 and December 31, 2018, the weighted average interest rate on the Term Loan was approximately 11.4% and 11.1%, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of September 30, 2019, we have outstanding convertible senior notes payable of $1.9 million principal amount due June 2020 with a fixed interest rate of 4.875% per annum, $37.6 million principal amount due July 2023 with a fixed interest rate of (i) 3.25% per annum if paid in cash or 5.00% per annum if paid in stock plus (ii) 2.75% per annum payable in kind, as well as a $134.8 million term loan due February 2023 with a fixed interest rate of (i) 8.00% per annum plus (ii) 2.5% per annum payable in kind. As the interest rates on the notes and the term loan are at fixed rates, we are not generally subject to any direct risk of loss related to these notes arising from changes in interest rates.
Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility (see Note 6 - Credit Facilities in the accompanying notes to the condensed consolidated financial statements for additional information). Borrowings under the revolving credit facility bear interest at either (i) LIBOR plus 1.50%-2.00% (determined by reference to a fixed charge coverage ratio-based pricing grid) or (ii) base rate plus 0.50%-1.00% (determined by reference to a fixed charge coverage ratio-based pricing grid). Borrowings under the revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the nine months ended September 30, 2019, the maximum amount borrowed under the revolving credit facility was $7.5 million and the average amount of borrowings outstanding was $2.4 million. As of September 30, 2019, the amount of total borrowings outstanding under the revolving credit facility was $5.0 million. If the prevailing market interest rates relative to these borrowings increased by 10%, our interest expense during the nine month period ended September 30, 2019 would have increased by approximately $0.1 million.
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

Item 1A. Risk Factors

Risk factors with respect to us and our business are contained in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 in "Part II, Item 1A. Risk Factors.” There have been no material changes from the risk factors previously disclosed in such filings. The disclosures made in this Quarterly Report should be reviewed together with the risk factors contained therein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the third quarter of 2019, the Company did not purchase any of its common stock.

Item 6. Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.1.1	Certificate of Designations of Series A Senior Preferred Stock (2)
3.2	Second Amended and Restated By-laws of the Company (2)
10.1*
Transaction Agreement, dated as of August 7, 2019, by and among JAKKS Pacific, Inc., certain of the Company’s affiliates and subsidiaries, certain holders of the Company’s 4.875% Convertible Senior Notes due 2020 and Oasis Investments II Master Fund Ltd. (2)

10.2*
Amended and Restated Credit Agreement, dated as of August 9, 2019, by and among JAKKS Pacific, Inc., Disguise, Inc., JAKKS Sales LLC, Maui, Inc., Moose Mountain Marketing, Inc. and Kids Only, Inc., as borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as agent (2)

10.3*
First Lien Term Loan Facility Credit Agreement, dated as of August 9, 2019, by and among JAKKS Pacific, Inc., the financial institutions party thereto, as lenders, and Cortland Capital Market Services LLC, as agent (2)

10.4	Amended and Restated Convertible Senior Note due 2023 issued to Oasis Investments II Master Fund Ltd. in the face amount of $21,550,000 (2)
10.5	Amended and Restated Convertible Senior Note due 2023 issued to Oasis Investments II Master Fund Ltd. in the face amount of $8,000,000 (2)
10.6	Convertible Senior Note due 2023 issued to Oasis Investments II Master Fund Ltd. in the face amount of $8,000,000 (2)
10.7*	Amended and Restated Registration Rights Agreement, dated as of August 9, 2019, by and between JAKKS Pacific, Inc. and Oasis Investments II Master Fund Ltd. (2)
10.8*	Amendment No. 3 to the Second Amended and Restated Employment Agreement, dated as of August 9, 2019, by and between Stephen G. Berman and JAKKS Pacific, Inc. (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (3)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (3)
32.1	Section 1350 Certification of Chief Executive Officer (3)
32.2	Section 1350 Certification of Chief Financial Officer (3)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Act. The Company agrees to furnish supplementally any omitted schedules to the Securities and Exchange Commission upon request.

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

JAKKS PACIFIC, INC.

Date: November 12, 2019	By:	/s/ Brent Novak
Brent Novak
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.1.1	Certificate of Designations of Series A Senior Preferred Stock (2)
3.2	Second Amended and Restated By-laws of the Company (2)
10.1*
Transaction Agreement, dated as of August 7, 2019, by and among JAKKS Pacific, Inc., certain of the Company’s affiliates and subsidiaries, certain holders of the Company’s 4.875% Convertible Senior Notes due 2020 and Oasis Investments II Master Fund Ltd. (2)

10.2*
Amended and Restated Credit Agreement, dated as of August 9, 2019, by and among JAKKS Pacific, Inc., Disguise, Inc., JAKKS Sales LLC, Maui, Inc., Moose Mountain Marketing, Inc. and Kids Only, Inc., as borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as agent (2)

10.3*
First Lien Term Loan Facility Credit Agreement, dated as of August 9, 2019, by and among JAKKS Pacific, Inc., the financial institutions party thereto, as lenders, and Cortland Capital Market Services LLC, as agent (2)

10.4	Amended and Restated Convertible Senior Note due 2023 issued to Oasis Investments II Master Fund Ltd. in the face amount of $21,550,000 (2)
10.5	Amended and Restated Convertible Senior Note due 2023 issued to Oasis Investments II Master Fund Ltd. in the face amount of $8,000,000 (2)
10.6	Convertible Senior Note due 2023 issued to Oasis Investments II Master Fund Ltd. in the face amount of $8,000,000 (2)
10.7*	Amended and Restated Registration Rights Agreement, dated as of August 9, 2019, by and between JAKKS Pacific, Inc. and Oasis Investments II Master Fund Ltd. (2)
10.8*	Amendment No. 3 to the Second Amended and Restated Employment Agreement, dated as of August 9, 2019, by and between Stephen G. Berman and JAKKS Pacific, Inc. (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (3)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (3)
32.1	Section 1350 Certification of Chief Executive Officer (3)
32.2	Section 1350 Certification of Chief Financial Officer (3)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Act. The Company agrees to furnish supplementally any omitted schedules to the Securities and Exchange Commission upon request.

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement filed August 23, 2002 and incorporated herein by reference.

(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 9, 2019 and incorporated herein by reference.

(3)	Filed herewith.