Form 10-K
period 2019-12-31
JAKKS PACIFIC INC
filed 2020-05-13
CIK 1009829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019

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
None
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

☐ Large Accelerated Filer	☐ Accelerated Filer	☒ Non-Accelerated Filer	☒ Smaller Reporting Company	☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value per share) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on June 30, 2019 of $0.70) is $14,316,560.
The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 35,548,456 as of May 12, 2020.
Documents Incorporated by Reference
None.

JAKKS PACIFIC, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year ended December 31, 2019
Items in Form 10-K

EXPLANATORY NOTE
As of the date of filing of this Annual Report on Form 10-K (this “Report”), there are many uncertainties regarding the current Novel Coronavirus (“COVID-19”) pandemic, including the scope of health issues, the possible duration of the pandemic, and the extent of local and worldwide social, political, and economic disruption it may cause. To date, the COVID-19 pandemic has had far-reaching impacts on many aspects of the operations of JAKKS Pacific, Inc. (the “Company,” “we,” “our” or “us”), including on consumer behavior, customer store traffic, production capabilities, timing of product availability, our employees’ personal and business lives, and the market generally. The scope and nature of these impacts continue to evolve each day. The COVID-19 pandemic has resulted in, and may continue to result in, regional and local quarantines, labor stoppages and shortages, changes in consumer purchasing patterns, mandatory or elective shut-downs of retail locations, disruptions to supply chains, including the inability of our suppliers and service providers to deliver materials and services on a timely basis, or at all, severe market volatility, liquidity disruptions, and overall economic instability, which, in many cases, have had, and we expect will continue to have, adverse impacts on our business, financial condition and results of operations. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.
In light of the uncertain and rapidly evolving situation relating to the COVID-19 pandemic, we have taken certain precautionary measures intended to help minimize the risk to our Company, employees and customers, including the following:

●
On March 23, 2020, we encouraged our staff to begin working from home. We expect that to be our operating model for an undetermined period of time, and to the extent permitted by federal, state and local instructions to reopen;

●	We identified expense reductions that we intend to implement throughout the remainder of fiscal 2020, as necessary;

●
Although our distribution center in City of Industry, California currently continues to operate, we continue to evaluate its operations, and may elect, or be required, to shut down its operations temporarily at any time in the future;

●	We have suspended all non-essential travel for our employees; and

●	We are discouraging employee attendance at industry events and in-person work-related meetings.
Each of the remedial measures taken by the Company has had, and we expect will continue to have, adverse impacts on our current business, financial condition and results of operations, and may create additional risks for our Company. While we anticipate that the foregoing measures are temporary, we cannot predict the specific duration for which these precautionary measures will stay in effect, and we may elect or need to take additional measures as the information available to us continues to develop, including with respect to our employees, inventory receipts, and relationships with our lenders and licensors. We expect to continue to assess the evolving impact of the COVID-19 pandemic on our customers, consumers, employees, supply chain, and operations, and intend to make adjustments to our responses accordingly. However, the extent to which the COVID-19 pandemic and our precautionary measures in response thereto may impact our business, financial condition, and results of operations will depend on how the COVID-19 pandemic and its impact continues to develop in the United States and elsewhere in the world, which remains highly uncertain and cannot be predicted at this time.
In light of these uncertainties, for purposes of this report, except where otherwise indicated, the descriptions of our business, our strategies, our risk factors, and any other forward-looking statements, including regarding us, our business and the market generally, do not reflect the potential impact of the COVID-19 pandemic or our responses thereto. In addition, the disclosures contained in this report are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. For further information, see “Disclosure Regarding Forward-Looking Statements” and “Risk Factors.”

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For example, statements included in this Report regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When we use words like “intend,” “anticipate,” “believe,” “estimate,” “plan” or “expect,” or other words of a similar import, we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based upon information available to us on the date hereof (but excluding the impact of COVID-19, as described above in “Explanatory Note”), but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We have disclosed certain important factors (e.g., see “Explanatory Note” and “Risk Factors”) that could cause our actual results to differ materially from our current expectations elsewhere in this Report. You should understand that forward-looking statements made in this Report are necessarily qualified by these factors. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

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

Traditional Toys and Electronics

●	Action figures and accessories, including licensed characters based on the Harry Potter® and Nintendo® franchises;

●	Toy vehicles, including Max Tow®, Road Champs®, Fly Wheels® and MXS® toy vehicles and accessories;

●
Dolls and accessories, including small dolls, large dolls, fashion dolls and baby dolls based on licenses, including Disney Frozen 2, Disney Princess, Fancy Nancy, Minnie Mouse Fashion Dolls; and infant and pre-school products based on PBS’s Daniel Tiger’s Neighborhood®;

●	Private label products as “exclusives” for certain retail customers in various product categories; and

●	Foot-to-floor ride-on products, including those based on Fisher-Price®, Nickelodeon, and Entertainment One licenses and inflatable environments, tents and wagons.

Role Play, Novelty and Seasonal Toys

●
Role play, dress-up, pretend play and novelty products for boys and girls based on well-known brands and entertainment properties such as Disney Frozen, Black & Decker®, Disney Princess, and Fancy Nancy, as well as those based on our own proprietary brands;

●
Indoor and outdoor kids’ furniture, activity trays and tables and room décor; kiddie pools, seasonal and outdoor products, including those based on Disney characters, Nickelodeon, and Entertainment One licenses;

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

We sell our products through our in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, dollar stores, toy specialty stores and wholesalers. Our two largest customers are Wal-Mart and Target, which accounted for 29.6% and 20.8%, respectively, of our net sales in 2019. No other customer accounted for more than 10% of our net sales in 2019.

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

●    Enter New Product Categories. We use our extensive experience in the toy and other consumer product industries to evaluate products and licenses in new product categories and to develop additional product lines. We began marketing licensed classic video games for simple plug-in use with television sets and expanded into several related categories by infusing additional technologies such as motion gaming and through the licensing of this category from our current licensors, such as Disney.

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

●    Acquire Additional Character and Product Licenses. We have acquired the rights to use many familiar brand and character names and logos from third parties that we use with our primary trademarks and brands. Currently, among others, we have license agreements with Nickelodeon®, Disney and Warner Bros.®, as well as with the licensors of the many other popular characters. We intend to continue to pursue new licenses from these entertainment and media companies and other licensors. We also intend to continue to purchase additional inventions and product concepts through our existing network of inventors and product developers.

●    Expand International Sales. We believe that foreign markets, especially Europe, Australia, Canada, Latin America and Asia, offer us significant growth opportunities. In 2019, our sales generated outside the United States were approximately $117.3 million, or 19.6% of total net sales. We intend to expand our international sales and further expand distribution agreements in Europe to capitalize on our experience and our relationships with foreign distributors and retailers. We expect these initiatives to contribute to our international growth in 2020.

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

 Industry Overview

According to Toy Association, Inc., the leading toy industry trade group, the United States is the world’s largest toy market, followed by China, Japan and Western Europe. Total retail sales of toys, excluding video games, in the United States, were approximately $20.9 billion in 2019. We believe the two largest United States toy companies, Mattel and Hasbro, collectively hold a dominant share of the domestic toy market. In addition, hundreds of smaller companies compete in the design and development of new toys, the procurement of character and product licenses, and the improvement and expansion of previously introduced products and product lines.

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

Products

We focus our business on acquiring or licensing well-recognized trademarks or brand names, and we seek to acquire evergreen brands which are less subject to market fads or trends. Generally, our license agreements for products and concepts call for royalties ranging from 1% to 23% of net sales, and some may require minimum guarantees and advances. Our principal products include:

Traditional Toys

Motorized and Plastic Toy Vehicles and Accessories

We are currently re-launching our Fly Wheels brand, our fast extreme toy vehicle, which races at speeds over 200 scale MPH and performs the coolest stunts and jumps.

Action Figures, Collectibles, and Accessories

We develop, manufacture and distribute action figures and action figure accessories including those based on Harry Potter and Nintendo, Kitten Catfe, a new small doll collectible, includes hidden surprises and a magical transformation in our girl's line.

 Dolls

Dolls and accessories include small dolls, large dolls, fashion dolls and baby dolls based on licenses, including Disney Frozen, Disney Princess, Fancy Nancy, and Minnie Mouse Fashion Dolls, plush, infant and pre-school toys, and private label fashion dolls for certain retailers and sold to Disney Stores and Disney Parks and Resorts. In 2020, we will continue to launch lines of dolls based on Disney’s Frozen 2 animated feature.

Role Play, Novelty & Seasonal Toys

Role Play and Dress-up Products

Our line of role play and dress-up products for boys and girls features entertainment and consumer products trademarks such as Disney Frozen, Disney Princess and Black & Decker. Launching in Fall 2020, Cute Girls Hairstyles is a new hair styling toy line inspired by YouTube’s No.1 hair styling channel, Cute Girls Hairstyles, created by hairstyling expert Mindy McKnight.

Seasonal/ Outdoor Products

We have a wide range of seasonal toys and outdoor and leisure products including our Maui® line of proprietary products including Sky Ball, Sky Bouncer and Wave Hoop among other outdoor toys.

Indoor and Outdoor Kids’ Furniture

We produce an extensive array of licensed indoor and outdoor kids' furniture and activity tables, and room décor. Our licensed portfolio includes character licenses, including Disney Princess, Toy Story, Mickey Mouse, Paw Patrol®, and others. Products include children’s puzzle furniture, tables and chairs to activity sets, trays, stools and a line of licensed molded kiddie pools, among others.

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

Sales, Marketing and Distribution

We sell all of our products through our own in-house sales staff and independent sales representatives to toy and mass-market retail chain stores, department stores, office supply stores, drug and grocery store chains, club stores, dollar stores, toy specialty stores and wholesalers. In 2018, our two largest customers, Wal-Mart and Target, accounted for 25.3% and 21.5%, respectively, of our net sales. In 2019, our two largest customers, Wal-Mart and Target, accounted for 29.6% and 20.8%, respectively, of our net sales. No other customer accounted for more than 10% of our net sales in 2019. We generally sell products to our customers on open account with payment terms typically varying from 30 to 90 days or, in some cases, pursuant to letters of credit. For sales outside of the United States, we may also purchase credit insurance to mitigate the risk, if any, of nonpayment. From time to time, we allow our customers credits against future purchases from us in order to facilitate their retail markdown and sales of slow-moving inventory. We also sell our products through e-commerce sites, including Walmart.com, Target.com, and Amazon.com®.

We contract the manufacture of most of our products to unaffiliated manufacturers located in The People’s Republic of China (“China”). We sell the finished products to our customers, many of whom take title to the goods in Hong Kong or China. These methods allow us to reduce certain operating costs and working capital requirements. We also contract the manufacture of certain products from Hong Kong Meisheng Cultural Company Limited (“Meisheng”), which involved payment to Meisheng of approximately $36.2 million and $94.3 million for the years ended December 31, 2018 and December 31, 2019, respectively. Meisheng owns 14.7% of our outstanding common stock, and Zhao Xiaoqiang, one of our directors, is executive director of Meisheng. A portion of our sales originate in the United States, so we hold certain inventory in our warehouses and fulfillment facilities. To date, a majority of all of our sales has been to customers based in the United States. We intend to continue expanding distribution of our products into foreign territories and, accordingly, we have:

●     entered into a joint venture in China;

●     engaged representatives to oversee sales in certain foreign territories;

●     engaged distributors in certain foreign territories;

●     established direct relationships with retailers in certain foreign territories;

●     opened sales offices in Canada, Europe and Mexico;

●     opened distribution centers in UK and Europe;

●    expanded in-house resources dedicated to product development and marketing of our lines.

Outside of the United States, we currently sell our products primarily in Europe, Australia, Canada, Latin America and Asia. Sales of our products abroad accounted for approximately $117.3 million, or 19.6% of our net sales in 2019 and approximately $127.8 million, or 22.5% of our net sales in 2018. We believe that foreign markets present an attractive opportunity, and we plan to intensify our marketing efforts and further expand our distribution channels abroad.

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

We publicize and advertise our products online, in trade and consumer magazines and other publications, market our products at international, national and regional toy and other specialty trade shows, conventions and exhibitions and carry on cooperative advertising programs with toy and mass market retailers and other customers which include the use of print and television ads and in-store displays. We also produce and broadcast television commercials for several of our product lines, if we expect that the resulting increase in our net sales will justify the relatively high cost of television advertising.

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

We employ a staff of designers for all of our product lines. We occasionally acquire other product concepts from unaffiliated third-parties. If we accept and develop a third-party’s concept for new toys, we generally pay a royalty on the sale of the toys developed from this concept, and may, on an individual basis, guarantee a minimum royalty. Royalties payable to inventors and developers generally range from 1% to 5% of the wholesale sales price for each unit of a product sold by us. We believe that utilizing experienced third-party inventors gives us access to a wide range of development talent. We currently work with numerous toy inventors and designers for the development of new products and the enhancement of existing products.

Safety testing of our products is done at the manufacturers’ facilities by quality control personnel employed by us or by independent third-party contractors engaged by us. Safety testing is designed to meet or exceed regulations imposed by federal and state, as well as applicable international governmental authorities, our retail partners, licensors and the Toy Association. We also closely monitor quality assurance procedures for our products for safety purposes. In addition, independent laboratories engaged by some of our larger customers and licensors test certain of our products.

Manufacturing and Supplies

Most of our products are currently produced by overseas third-party manufacturers, which we choose on the basis of quality, reliability and price. Consistent with industry practice, the use of third-party manufacturers enables us to avoid incurring fixed manufacturing costs, while maximizing flexibility, capacity and production technology. Substantially all of the manufacturing services performed overseas for us are paid for on open account with the manufacturers. To date, we have not experienced any material delays in the delivery of our products; however, delivery schedules are subject to various factors beyond our control, and any delays in the future could adversely affect our sales. Currently, we have ongoing relationships with over seventy different manufacturers. We believe that alternative sources of supply are available to us although we cannot be assured that we can obtain adequate supplies of manufactured products. We may also incur costs or other losses as a result of not placing orders consistent with our forecasts for product manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand.

Although we do not conduct the day-to-day manufacturing of our products, we are extensively involved in the design of product prototypes and production tools, dies and molds for our products and we seek to ensure quality control by actively reviewing the production process and testing the products produced by our manufacturers. We employ quality control inspectors who rotate among our manufacturers’ factories to monitor the production of substantially all of our products.

The principal raw materials used in the production and sale of our toy products are plastics, zinc alloy, plush, printed fabrics, paper products and electronic components, all of which are currently available at reasonable prices from a variety of sources. Although we do not directly manufacture our products, we own the majority of the tools, dies and molds used in the manufacturing process, and these are transferable among manufacturers if we choose to employ alternative manufacturers. Tools, dies and molds represent a substantial portion of our property and equipment with a net book value of $15.8 million in 2018 and $11.4 million in 2019; substantially all of these assets are located in China.

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

Seasonality and Backlog

In 2019, 72.3% of our net sales were made in the third and fourth quarters. Generally, the first quarter is the period of lowest shipments and sales in our business and in the toy industry and therefore it is also the least profitable quarter due to various fixed costs. Seasonality factors may cause our operating results to fluctuate significantly from quarter to quarter. However, our seasonal products are primarily sold in the spring and summer seasons. Our results of operations may also fluctuate as a result of factors such as the timing of new products (and related expenses) introduced by us or our competitors, the theatrical releases of licensed brands, the advertising activities of our competitors, delivery schedules set by our customers and the emergence of new market entrants. We believe, however, that the low retail price of most of our products may be less subject to seasonal fluctuations than higher priced toy products.

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

Employees

As of May 1, 2020, we employed 477 people, all of whom are full-time employees, including three executive officers. We employed 272 people in the United States, 114 people in Hong Kong, 26 people in the United Kingdom, 53 people in China, 5 people in Mexico, 3 people in Germany, 3 people in Canada, and 1 person in France. We believe that we have good relationships with our employees. None of our employees are represented by a union.

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

Substantial doubt being raised as to the Company’s ability to continue as a going concern could have negative reputation effects which could in turn hinder the Company’s business prospects.

We have limited or no ability to predict or control how external stakeholders will interpret and react to the aforementioned Substantial Doubt opinion included in our 2019 10-K filing. Negative reactions could hinder the Company’s ability to secure, retain and/or attract talent, shareholders for its common stock, licenses and/or strategic partners, which in turn could negatively impact our operating results.

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

Our business and operating results depend largely upon the appeal of our products. Our continued success in the toy industry will depend upon our ability to redesign, restyle and extend our existing core products and product lines as consumer preferences evolve, and to develop, introduce and gain customer acceptance of new products and product lines. Several trends in recent years have presented challenges for the toy industry, including:

●	the phenomenon of children outgrowing toys at younger ages, particularly in favor of interactive and high technology products;

●	increasing use of technology;

●	shorter life cycles for individual products;

●	higher consumer expectations for product quality, functionality and value;

●
a wider array of content offerings and platforms attracting a viable audience that enables a meaningful consumer products opportunity, and the company’s ability to effectively predict those platforms and offerings given the increasingly fragmented content marketplace; and

●
the evolving media landscape increases the cost and complexity of advertising our products directly to end consumers, and similarly our ability to effectively predict the most effective advertising platforms could adversely impact our ability to sell our product lines at planned levels or better.

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
     Sales of products under trademarks or trade or brand names licensed from others account for substantially all of our net sales. Product licenses allow us to capitalize on characters, designs, concepts and inventions owned by others or developed by toy inventors and designers. Our license agreements generally require us to make specified minimum royalty payments, even if we fail to sell a sufficient number of units to cover these amounts. Some of our license agreements have additional requirements for marketing spend for the brands licensed. Some of our license agreements disallow certain retailer credits and deductions from the sales base on which royalties are calculated. In addition, under certain of our license agreements, if we fail to achieve certain prescribed sales targets, we may be unable to retain or renew these licenses which may adversely impact our business, results of operations and financial condition. Many of our license agreements, although multi-year in duration, require us to pay a minimum level of royalties annually that cannot be recouped following expiration of the applicable sales period (often 12 months). As a result, sudden shocks to the market, such as have occurred with the COVID-19 pandemic or when a foundational retailer becomes bankrupt, would leave us with such minimum royalty obligations unless the relevant licensors are willing to renegotiate terms bearing in mind the unexpected nature of the market shock. Contractual minimal royalty payments are generally fixed and determined upon signing the license agreement, so these market shocks could have a negative impact on our business, results of operations and financial condition for multiple years given the nature, timing and effect of the shock.

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

●	New licenses can be difficult and expensive to obtain and in some cases, retain
     Our continued success will substantially depend upon our ability to maintain existing relevant and obtain new additional licenses. Intense competition exists for desirable licenses in our industry. We cannot assure you that we will be able to secure or renew significant licenses on terms acceptable to us. In addition, as we add licenses, the need to fund additional capital expenditures, royalty advances and guaranteed minimum royalty payments may strain our cash resources. Licensors often require cash advance payments upon signing agreements to be applied against future minimum royalty obligations, which require us to pay out cash several quarters prior to our ability to ship, invoice and ultimately collect revenue from the related product sales.

●	A limited number of licensors account for a large portion of our net sales
     We derive a significant portion of our net sales from a limited number of licensors, one of which accounts for over 40% of our net sales. If one or more of these licensors were to terminate or fail to renew our license or not grant us new licenses, our business, results of operation and financial condition could be adversely affected.

The failure of our character-related and theme-related products to become and/or remain popular with children may materially and adversely impact our business, results of operations and financial condition.

The success of many of our character-related and theme-related products depends upon the popularity of characters in movies, television programs, live sporting exhibitions, and other media and events. By extension, any sudden disruption in that calendar can have negative repercussions to our business, both in terms of recouping our investments to date, as well as, monetizing those investments at the profit margins we have planned. As we generally have a 9-18 month concept-to-market timeline depending on the product category, there is a degree of exposure given our dependence on third-parties to adhere to such planned schedules. We cannot assure you that:

●	media associated with our character-related and theme-related product lines will be released at the times we expect or will be successful;

●	the success of media associated with our existing character-related and theme-related product lines will result in substantial promotional value to our products;

●	we will be successful in renewing licenses upon expiration of terms that are favorable to us;

●	we will be successful in obtaining licenses to produce new character-related and theme-related products in the future;

●
We will continue to be able to effectively assess our licensors’ ability to launch new brands in a manner to effectively create a market for consumer products given their challenges in a changing media and entertainment landscape; or

●
We will continue to be able to effectively assess the longevity and market appetite for consumer products for pre-existing licensor brands given the ever-increasing competition for consumer’s attention and discretionary spending.

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

Our two largest customers, Wal-Mart and Target, accounted for 50.4% of our net sales in 2019. Except for outstanding purchase orders for specific products, we do not have written contracts with or commitments from any of our customers and pursuant to the terms of certain of our vendor agreements, even some purchase orders may be cancelled without penalty up until delivery. A substantial reduction in or termination of orders from any of our largest customers would adversely affect our business, results of operations and financial condition. In addition, pressure by large customers seeking price reductions, financial incentives and changes in other terms of sale or for us to bear the risks and the cost of carrying inventory could also adversely affect our business, results of operations and financial condition. For example, the recent bankruptcy and liquidation of Toys “R” Us (“TRU”) in the United States, and in certain other jurisdictions around the world, had a material, adverse impact on the toy industry and our business, results of operations and financial condition. In 2017, TRU was our third largest customer with net sales of $69.5 million. In 2018, net sales to TRU declined by over 76.1% to $16.6 million. In addition to the reduction in net sales, we also recorded significant bad debt charges in 2017 and 2018 as a result of the TRU bankruptcy and liquidation.

If one or more of our major customers were to experience difficulties in fulfilling their obligations to us resulting from bankruptcy or other deterioration in their financial condition or ability to meet their obligations, cease doing business with us, significantly reduce the amount of their purchases from us, or return substantial amounts of our products, it could have a material adverse effect on our business, results of operations and financial condition. In light of the recent COVID-19 pandemic, many customers outside of our largest customers are under varying degrees of financial duress. Customers may request extended payment terms which may require us to take on increased credit risk or to reduce or forgo sales entirely in an attempt to mitigate risk associated with customer bankruptcy risk.

Restrictions under or the loss of availability under our term loan and revolving credit line could adversely impact our business and financial condition.

In August 2019, we entered into and consummated multiple, binding definitive agreements among Wells Fargo Bank, National Association, Oasis Investments II Master Fund Ltd. and an ad hoc group of holders of our 4.875% convertible senior notes due 2020 to recapitalize our balance sheet, including the extension to us of incremental liquidity and at least three-year extensions of substantially all of our outstanding convertible debt obligations and revolving credit facility.

All outstanding borrowings under the revolving credit line and term loan are accelerated and become immediately due and payable (and the revolving credit line and term loan terminate) in the event of a default, which includes, among other things, failure to comply with certain financial covenants or breach of representations contained in the credit line and term loan documents, defaults under other loans or obligations, involvement in bankruptcy proceedings, an occurrence of a change of control or an event constituting a material adverse effect on us (as such terms are defined in the credit line and term loan documents). We are also subject to negative covenants which, during the life of the credit line and term loan, prohibit and/or limit us from, among other things, incurring certain types of other debt, acquiring other companies, making certain expenditures or investments, and changing the character of our business. An outbreak of infectious disease, a pandemic or a similar public health threat, such as the 2019 Novel Coronavirus outbreak (see below), or a fear of any of the foregoing, could adversely impact our ability to comply with such covenants. Our failure to comply with such covenants or any other breach of the credit line or term loan agreements could cause a default and we may then be required to repay borrowings under our credit line and term loan with capital from other sources. We could also be blocked from future borrowings or obtaining letters of credit under the revolving credit line, and the credit line agreement and the term loan could be terminated by the lenders. Under these circumstances, other sources of capital may not be available or may be available only on unfavorable terms. In the event of a default, it is possible that our assets and certain of our subsidiaries’ assets may be attached or seized by the lenders. Any (i) failure by us to comply with the covenants or other provisions of the credit line and term loan, (ii) difficulty in securing any required future financing, or (iii) any such seizure or attachment of assets could have a material adverse effect on our business and financial condition. Our revolving credit line and term loan mature in August 2022 and February 2023, respectively.

We may not have the funds necessary to purchase our outstanding convertible senior notes upon a fundamental change or other purchase date, as required by the indenture governing the notes.

In June 2014, we sold an aggregate of $115.0 million principal amount of 4.875% convertible senior notes due on June 1, 2020 (the “4.875% 2020 Notes”). In July 2013, we sold an aggregate of $100.0 million principal amount of 4.25% convertible senior notes due on August 1, 2018, of which no amounts are currently outstanding, but $29.6 million were exchanged for new notes due on November 1, 2020 (the “3.25% 2020 Notes” and collectively with the 4.875% 2020 Notes, the “Notes”). In August 2019, the 3.25% 2020 Notes were amended and, among other changes, now mature on the earlier of (i) 91 days after the repayment in full of the newly issued secured term loan that matures in February 2023 or (ii) July 2023 (the “3.25% 2023 Notes”). In addition, a portion of the 4.875% 2020 Notes was exchanged for additional 3.25% 2023 Notes. As of December 2019, approximately $37.6 million of the 3.25% 2023 Notes are outstanding. Holders of the Notes may require us to repurchase for cash all or some of their notes upon the occurrence of a fundamental change (as defined in the Notes). Holders of the Notes may convert their notes upon the occurrence of specified events. Upon conversion, the Notes will be settled in shares of our common stock and/or in cash. Restrictions on borrowings under or loss of our revolving credit line could result in our not having the funds necessary to pay the Notes upon a fundamental change or other purchase date, as required by the indenture governing the Notes.

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

Economic conditions, such as decreased consumer confidence or a recession, may adversely impact our business, results of operations and financial condition. In addition, general economic conditions were significantly and negatively affected by the September 11th terrorist attacks and could be similarly affected by any future attacks. We are beginning to experience negative effects on economic conditions from the global spread of the novel strain of coronavirus that was recently declared a global pandemic by the World Health Organization. Such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could adversely affect our sales and profitability. Other conditions, such as the unavailability of electronic components or other raw materials, for example, may impede our ability to manufacture, source and ship new and continuing products on a timely basis. Significant and sustained increases in the price of oil, for example, could adversely impact the cost of the raw materials used in the manufacture of certain of our products, such as plastic.

We face risks related to health epidemics and other widespread outbreaks of contagious disease, which could significantly disrupt our supply chain and impact our operating results.

Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results. In December 2019, a strain of Novel Coronavirus causing respiratory illness and death emerged in the city of Wuhan in the Hubei province of China. The Chinese government has taken certain emergency measures to combat the spread of the virus, including extension of the Lunar New Year holiday, implementation of travel bans and closure of factories and businesses. The majority of our materials and products are sourced from suppliers located in China.

The COVID-19 virus was declared a global pandemic by the World Health Organization in March 2020 and has been spreading throughout the United States and the rest of the world, resulting in emergency measures, including travel bans, closure of retail stores and other businesses, and restrictions on gatherings of more than a maximum number of people. These outbreaks are disruptive to local economies and commercial activity, and create downward pressure on our ability to make our product line available to consumers or for consumers to purchase our products, even if our products are available. At this time, we cannot predict with any certainty the duration and depth of the impact of the COVID-19 pandemic in the United States or other places worldwide where we sell our products or manufacture our products. Accordingly, it is extremely challenging to estimate the extent by which we will be negatively impacted by this disease. In the relatively short period of time with which the world has been dealing with this pandemic, significant economic turmoil has already impacted world markets. Numerous nationally recognized economists are predicting that the disease will lead to a worldwide recession. Should that occur, we can expect that our sales, net income and cash flows will be negatively impacted. While the governmental organizations of the United States, as well as governments across the world, have implemented emergency economic measures and announced the evaluation and implementation of additional emergency economic assistance packages, it is unclear what impact they are having, and will have, on the economy in the United States and worldwide. Great uncertainty surrounds the length of time this disease will continue to spread, and the extent governments will continue to impose, or add additional, quarantines, curfews, travel restrictions and closures of retail stores. In addition, even following control of the disease and the end of the pandemic, the economic dislocation caused by the disease to so many people may linger and be so significant that consumers’ focus could be directed away from consumer discretionary spending for products such as ours for an extended period of time. For all of these reasons, at this time we cannot quantify the extent of the impact this disease will have on our sales, net income and cash flows, but it could be quite significant.

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

Our Halloween (Disguise) business is even more seasonal than our core Toy/Consumer Products business. This seasonality is further exacerbated by consumer migration to online shopping as the style and size attributes of the Halloween business in part behaves like an apparel-driven transaction rather than “one-size-for-all” toy/consumer product transaction.

In the event that some unexpected shock to the market (like the COVID-19 pandemic) were to make the traditional Halloween experience either less relevant or less feasible to celebrate in the traditional manner, it could have a material impact on our sales of related product. Given that securing licenses, product design and development and ultimately sourcing of the product take place months in advance of the actual Halloween selling season, we have limited ability to recover invested expense if the market demand for those products were to suddenly be reduced. Although some product could be held in inventory or materials rolled forward to the next manufacturing and sales season, these events would in turn incrementally tie up our invested capital until the following year at best.

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

Although we do not purchase the raw materials used to manufacture our products, we are potentially subject to variations in the prices we pay our third-party manufacturers for products, depending upon what they pay for their raw materials. We may also incur costs or other losses as a result of not placing orders consistent with our forecasts for product manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand. In the event that some unexpected shock to the market (like the COVID-19 pandemic) were to suddenly drastically change demand for product anticipated to be procured from our third-party manufacturers, we may incur some costs relating to raw materials they have ordered on our behalf, and/or finished goods that were not shipped due to last-minute cancelled orders from our customers buying FOB from China.

The toy industry is highly competitive and our inability to compete effectively may materially and adversely impact our business, results of operations and financial condition.

The toy industry is highly competitive. Globally, certain of our competitors have financial and strategic advantages over us, including:

●	greater financial resources;

●	larger sales, marketing and product development departments;

●	stronger brand name recognition;

●	longer operating histories; and

●	greater economies of scale.

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

Our corporate headquarters, fulfillment center and information technology systems are in Southern California, and if these operations are disrupted, we may not be able to operate our core functions and/or ship merchandise to our customers, which would adversely affect our business.

Our corporate headquarters, distribution center and information technology systems are in Santa Monica and City of Industry, California. If we encounter any disruptions to our operations within these buildings, or if they were to shut down for any reason, including by fire or other natural disaster, or as a result of the COVID-19 pandemic, then we may be prevented from effectively operating, shipping and processing our merchandise. Furthermore, the risk of disruption or shut down at these buildings is greater than it might be if they were located in another region, as Southern California is prone to natural disasters such as earthquakes and wildfires. Any disruption or shutdown at these locations could significantly impact our operations and have a material adverse effect on our financial condition and results of operations.

We have substantial sales and manufacturing operations outside of the United States, subjecting us to risks common to international operations.

We sell products and operate facilities in numerous countries outside the United States. Sales to our international customers comprised approximately 19.6% of our net sales for the year ended 2019 and approximately 22.5% of our net sales for year ended 2018. We expect our sales to international customers to account for a greater portion of our revenues in future fiscal periods. Additionally, we use third-party manufacturers, located principally in China, and are subject to the risks normally associated with international operations, including:

●	currency conversion risks and currency fluctuations;

●	limitations, including taxes, on the repatriation of earnings;

●	political instability, civil unrest and economic instability;

●	greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

●	complications in complying with laws in varying jurisdictions and changes in governmental policies;

●	greater difficulty and expenses associated with recovering from natural disasters, such as earthquakes, hurricanes and floods;

●	transportation delays and interruption, inclusive of raw material’s sourcing to our third-party manufacturers, and finished goods delivery to our customers and ultimate consumers;

●	work stoppages;

●	the potential imposition of tariffs; and

●	the pricing of intercompany transactions may be challenged by taxing authorities in both foreign jurisdictions and the United States, with potential increases in income and other taxes.

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

We have in the past restructured or made other adjustments to our workforce in response to the economic environment, performance issues, acquisitions, and other internal and external considerations. Restructurings can among other things result in a temporary lack of focus, reductions in net sales and reduced productivity. In addition, we may be unable to realize the anticipated cost savings from our previously announced restructuring efforts or may incur additional and/or unexpected costs in order to realize the anticipated savings. The amounts of anticipated cost savings and anticipated expenses-related restructurings are based on our current estimates, but they involve risks, uncertainties, assumptions and other factors that may cause actual results, performance or achievements to be materially different from those previously planned. These impacts, among others, could occur in connection with previously announced restructuring efforts, or related to future acquisitions and other restructurings and, as a result, our results of operations and financial condition could be negatively affected. In particular, in April 2020 the company executed a restructuring of its workforce to mitigate costs in light of reduced revenue expectations attributable to the COVID-19 pandemic. In addition, a temporary reduction in base pay is scheduled to begin in May 2020. There is risk associated in our ability to seamlessly adapt to a smaller organizational structure, manage any morale issues associated with the temporary reduction in pay and effectively capture the net positive cash and expense impact anticipated by these activities.

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

We rely extensively on information technology systems across our operations, including for management of our supply chain, sale and delivery of our products and services, reporting our results of operations, collection and storage of consumer data, data of customers, employees and other stakeholders, and various other processes and transactions. Many of these systems are managed by third-party service providers. We use third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. A small volume of our consumer products and services rely on a component or element which is internet-enabled, and some are offered in conjunction with business partners or such third-party service providers. We, our business partners and third-party service providers may collect, process, store and transmit consumer data, including personal information, in connection with those products and services. Failure to follow applicable regulations related to those activities, or to prevent or mitigate data loss or other security breaches, including breaches of our business partners’ technology and systems, could expose us or our customers to a risk of loss or misuse of such information, which could adversely affect our results of operations, result in regulatory enforcement, other litigation and could be a potential liability for us, and otherwise significantly harm our business. Our ability to effectively manage our business and coordinate the production, distribution, and sale of our products and services depends significantly on the reliability and capacity of these systems and third-party service providers.

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

The sudden onset of the COVID-19 pandemic has required most of our employees to work remotely, putting unprecedented strain on our information technology resources and infrastructure. We cannot be sure how long the work-from-home model will stay in place and how mandates around social distancing and extensive remote work will generate new and unforeseen risks of business disruption and increased complexity across the range of functions that comprise the Company’s daily activities. In addition, by rapidly deploying the work-from-home model, we are increasing our vulnerability to hacking and other nefarious activities as employees adjust to new hardware/software infrastructure and resources as well as close the gap created by no longer being in close physical proximity to their colleagues. Although all employees are required to use work infrastructure and our secure VPN, we cannot be completely certain that we will not have increased exposure to security considerations in this new environment.

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

We cannot assure you that we can identify attractive acquisition candidates or negotiate acceptable acquisition terms, and our failure to do so may adversely affect our results of operations and our ability to sustain growth. Our acquisition strategy involves a number of risks, each of which could adversely affect our operating results, including:

●	difficulties in integrating acquired businesses or product lines, assimilating new facilities and personnel and harmonizing diverse business strategies and methods of operation;

●	diversion of management attention from operation of our existing business;

●	loss of key personnel from acquired companies;

●	failure of an acquired business to achieve targeted financial results;

●	limited capital to finance acquisitions; and

●	inability to maintain or secure relevant licenses to maintain or expand the net sales of acquired business.

We may engage in strategic transactions that could negatively impact our liquidity, increase our expenses and present significant distractions to our management.

We may consider strategic transactions and business arrangements, including, but not limited to, acquisitions, asset purchases, partnerships, joint ventures, restructurings, divestitures and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could harm our operations and financial results.

If securities or industry analysts publish inaccurate or unfavorable research about our business, the price and trading volume of our common stock could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our common stock or publishes inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If one or more of these analysts’ cease coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause the price of our common stock and trading volume to decline.

We have a small public float compared to other larger publicly-traded companies, which may result in price swings in our common stock or make it difficult to acquire or dispose of our common stock.

This small public float can result in large swings in our stock price with relatively low trading volume. In addition, a purchaser that seeks to acquire a significant number of shares may be unable to do so without increasing our common stock price, and conversely, a seller that seeks to dispose of a significant number of shares may experience a decreasing stock price.

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

If our stock price continues to remain below $1.00, our common stock may be subject to delisting from The NASDAQ Stock Market. On June 24, 2019, we received a written notice from NASDAQ stating that we no longer comply with NASDAQ Marketplace Rule 5450(a)(1) because the bid price of our common stock closed below the required minimum $1.00 per share for the previous 30 consecutive business days. The notice also indicated that, in accordance with Marketplace Rule 5810(c)(3)(A), we had a period of 180 calendar days, until December 23, 2019, to regain compliance with Rule 5450(a)(1). We appealed the delisting determination to a NASDAQ hearing panel and the delisting was stayed pending the panel’s determination. At such hearing, we presented a plan to regain compliance, which plan included implementation of a reverse stock split if necessary, and NASDAQ granted our request for continued listing, subject to the requirement that we shall have demonstrated compliance with Nasdaq listing Rule 5450(a)(1) on or before June 23, 2020. The COVID-19 pandemic has prompted NASDAQ to allow for an extended timeline to regain compliance, if necessary. We are currently evaluating our alternatives to resolve the listing deficiency. To the extent we are unable to resolve the listing deficiency, there is a risk that our common stock may be delisted from NASDAQ, which would adversely impact the liquidity of our common stock and potentially result in even lower bid prices for our common stock.

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

Goodwill is the amount by which the cost of an acquisition exceeds the fair value of the net assets we acquire. Goodwill is not amortized and is required to be evaluated for impairment at least annually. At December 31, 2019, $35.1 million, or 9.6%, of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a write-down of our goodwill and consequently harm our results of operations. We did not record any goodwill impairment charges during 2018 and 2019. In the future, if we do not achieve our profitability and growth targets the carrying value of our goodwill may become further impaired, resulting in additional impairment charges.

Item 2.  Properties
The following is a listing of the principal leased offices maintained by us as of May 5, 2020:

Property	Location	Approximate Square Feet	Lease Expiration Date
US and Canada *
Distribution Center	City of Industry, California	800,000	April 30, 2023
Disguise Office	Poway, California	24,200	March 31, 2021
Corporate Headquarters/Showroom	Santa Monica, California	65,858	January 31, 2024

International *
Europe Office	Bracknell, United Kingdom	8,957	January 19, 2027
Hong Kong Headquarters	Kowloon, Hong Kong	18,500	June 30, 2022

*The Halloween segment is included in the properties listed above.

Item 3.  Legal Proceedings

For information regarding our legal proceedings, see Note 22 to the consolidated financial statements included in this Form 10-K.

Item 4.  Mine Safety Disclosures
Not applicable.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the Nasdaq Global Select exchange under the symbol “JAKK.”
Performance Graph
The graph and tables below display the relative performance of our common stock, the Russell 2000 Price Index (the “Russell 2000”) and a peer group index, by comparing the cumulative total stockholder return (which assumes reinvestment of dividends, if any) on an assumed $100 investment on December 31, 2014 in our common stock, the Russell 2000 and the peer group index over the period from January 1, 2015 to December 31, 2019.
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

Annual Return Percentage

	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
JAKKS Pacific	17.1%	(35.3)%	(54.4)%	(37.5)%	(29.9)%
Peer Group	39.4	7.0	42.8	(20.2)	30.4
Russell 2000	(4.4)	21.3	14.7	(11.0)	25.5
Indexed Returns

	January 1, 2015	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
JAKKS Pacific	$100.0	$117.1	$75.7	$34.6	$21.6	$15.1
Peer Group	100.0	139.4	149.2	213.0	170.1	221.7
Russell 2000	100.0	95.6	116.0	132.9	118.3	148.5
Security Holders
To the best of our knowledge, as of March 10, 2020, there were 94 holders of record of our common stock. We believe there are numerous beneficial owners of our common stock whose shares are held in “street name.”
Dividends
The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations and may be subject to certain restrictions under our credit facility and term loan. We currently do not anticipate paying any dividends in the foreseeable future.

Compensation Plan Information
The table below sets forth the following information as of the year ended December 31, 2019 for (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders, if any:
(a)  the number of securities to be issued upon the exercise of outstanding options, warrants and rights;
(b)  the weighted-average exercise price of such outstanding options, warrants and rights; and
(c)  other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	—	$—	1,268,956
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,268,956
Equity compensation plans approved by our stockholders consists of the 2002 Stock Award and Incentive Plan. An additional 1.4 million, 2.5 million, and 3.6 million shares were added to the number of total issuable shares under the Plan and approved by the Board in 2013, 2017, and 2019 respectively. Additionally, 5,593,069 shares of restricted stock awards remained unvested as of December 31, 2019. Disclosures with respect to equity issuable to certain of our executive officers pursuant to the terms of their employment agreements are disclosed below under Item 11.
Issuer Purchases of Equity Securities
There were no issuer purchases of equity securities in the fourth quarter of 2019.
Issuer Unregistered Sale of Equity Securities
There were no issuer sales of unregistered equity securities in the fourth quarter of 2019.

Item 6.  Selected Financial Data
The following table presents selected financial data that should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (included in Item 7) and our consolidated financial statements and the related notes (included in Item 8).

	Year Ended December 31,
	2015	2016	2017	2018	2019
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$745,741	$706,603	$613,111	$567,810	$598,649
Cost of sales	517,172	483,582	457,430	412,094	439,304
Gross profit	228,569	223,021	155,681	155,716	159,345
Selling, general and administrative expenses	198,039	205,915	205,223	185,142	161,210
Goodwill and other intangibles impairment	—	—	13,536	—	9,379
Restructuring charge	—	—	1,080	1,114	341
Acquisition related and other	—	—	—	1,633	6,204
Income (loss) from operations	30,530	17,106	(64,158)	(32,173)	(17,789)
Change in fair value of business combination liability	5,642	—	—	—	—
Income from joint ventures	2,761	889	105	227	—
Other income (expense), net	—	305	342	152	(1,158)
Loss on extinguishment of debt	—	—	(611)	(453)	(13,205)
Change in fair value of preferred stock derivative liability	—	—	—	—	(353)
Change in fair value of convertible senior notes	—	—	(308)	2,948	(5,112)
Write-off of investment in DreamPlay, LLC	—	—	(7,000)	—	—
Interest income	62	51	37	68	85
Interest expense	(12,402)	(12,975)	(9,829)	(10,243)	(15,935)
Income (loss) before provision for income taxes	26,593	5,376	(81,422)	(39,474)	(53,467)
Provision for income taxes	3,423	4,127	1,606	2,951	1,912
Net income (loss)	23,170	1,249	(83,028)	(42,425)	(55,379)
Net income (loss) attributable to non-controlling interests	(84)	6	57	(57)	169
Net income (loss) attributable to JAKKS Pacific, Inc.	$23,254	$1,243	$(83,085)	$(42,368)	$(55,548)
Net income (loss) attributable to common stockholders	$23,254	$1,243	$(83,085)	$(42,368)	$(56,031)
Basic earnings (loss) per share	$1.20	$0.08	$(3.89)	$(1.83)	$(2.16)
Diluted earnings (loss) per share	$0.71	$0.07	$(3.89)	$(1.83)	$(2.16)
Dividends declared per common share	$—	$—	$—	$—	$—
Net sales reported during 2018 and 2019 were recognized under ASC 606 and net sales reported during 2015 through 2017 were recognized under ASC 605.

During the third quarter of 2019, we recognized a $13.2 million loss related to the extinguishment of debt. During the fourth quarter of 2019, we assessed the recoverability of the Maui product lines and determined that the fair value was less than its carrying amount. As a result, we recorded an impairment charge of $9.4 million. During 2019, we recognized a $2.5 million loss related to changes in the fair value of the 3.25% convertible senior notes due in 2020, and a loss of $2.6 million related to changes in the fair value of the 3.25% convertible senior notes due in 2023. We also recognized $6.2 million in acquisition related and other charges related to strategic and/or refinancing transactions, including a transaction whereby we entered into, and consummated multiple, binding definitive agreements among Wells Fargo Bank, National Association, Oasis Investments II Master Fund Ltd. and an ad hoc group of holders of the 4.875% convertible senior notes due 2020 that closed in August 2019 (See Note 10 to the Consolidated Financial Statements included within Item 8 for further information).
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
During the third quarter of 2017, we recorded impairment charges of $8.3 million to write off goodwill, $2.9 million to write off the remaining unamortized technology rights related to DreamPlay, LLC, and $2.3 million to write down several underutilized trademarks and trade names that were determined to have no value. Additionally, we wrote off our investment in DreamPlay, LLC in the amount of $7.0 million. During the third and fourth quarters of 2017, we recorded a charge of $9.6 million related to the write-down of certain excess and impaired inventory, recognized a bad debt write off of $8.9 million related to the Toys “R” Us bankruptcy filing on September 18, 2017, recorded a charge of $20.5 million related to the write-down of license advances and minimum guarantees that are not expected to be earned through sales of the licensed products and incurred restructuring charges of $1.1 million as a result of a Company-wide restructuring initiative. During the fourth quarter of 2017, we recognized a $0.6 million loss related to the extinguishment of $21.6 million face amount of our 4.25% convertible senior notes due in 2018 and we recognized a $0.3 million loss related to the fair market value adjustment for the 3.25% convertible senior notes due in 2020.
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

	At December 31,
	2015	2016	2017	2018	2019
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$102,528	$86,064	$64,977	$53,282	$61,613
Working capital	254,967	236,569	146,911	106,041	107,461
Total assets	499,620	464,303	370,349	342,841	365,222
Short-term debt	—	10,000	26,075	27,211	1,905
Long-term debt	209,166	203,007	133,497	139,792	174,962
Total stockholders' equity	153,406	135,200	94,513	51,649	4,021

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
Major customers’ accounts are monitored on an ongoing basis; more in-depth reviews are performed based upon changes in a customer’s financial condition and/or the level of credit being extended. When a significant event occurs, such as a bankruptcy filing by a specific customer, and on a quarterly basis, the allowance is reviewed for adequacy and the balance or accrual rate is adjusted to reflect current risk prospects. When certain shocks to the market occur, customers are unilaterally reviewed to assess the potential impact of that shock on their financial stability. Many retailers have been operating under financial duress for several years. Ultimately, we assess the risk of liquidation and/or bankruptcy by a customer and the associated risk that we will not be paid for product shipped. To that end, it is not only outstanding accounts receivable balances but decisions to design and develop account-specific product and ultimately ship product that plays into our goal to maximize profitability while minimizing uncollectable accounts receivable.
Revenue Recognition for 2018 and 2019. Our contracts with customers only include one performance obligation (i.e., sale of our products). Revenue is recognized in the gross amount at a point in time when delivery is completed and control of the promised goods is transferred to the customers. Revenue is measured as the amount of consideration we expect to be entitled to in exchange for those goods. Our contracts do not involve financing elements as payment terms with customers are less than one year. Further, because revenue is recognized at the point in time goods are sold to customers, there are no contract assets or contract liability balances.

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

Our reserve for sales returns and allowances amounted to $29.4 million as of December 31, 2018 and $38.4 million as of December 31, 2019.
Revenue Recognition for 2017. Revenue is recognized upon the shipment of goods to customers or their agents, depending upon terms, provided there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collectability is reasonably assured.
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
In instances where the determination of the fair value measurement is based upon inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based upon the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. See Note 16 to the Consolidated Financial Statements included within Item 8 for further information.
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
We performed our annual assessment of goodwill for impairment as of our annual testing date, on April 1, 2019, for each of our reporting units by evaluating qualitative factors, including, but not limited to, the performance of each reporting unit, general economic conditions, access to capital, the industry and competitive environment, and the interest rate environment. Based on our assessment, we determined that the fair values of our reporting units were not less than the carrying amounts. No goodwill impairment was determined to have occurred for the year ended December 31, 2019.
Impairment of Long-Lived Assets. When facts and circumstances indicate that the carrying values of long-lived assets, including buildings, equipment and amortizable intangible assets, may be impaired, we perform an evaluation of recoverability by comparing the carrying values of the net assets to their related projected undiscounted future cash flows, in addition to other quantitative and qualitative analysis. Our estimates are subject to uncertainties and may be impacted by various external factors such as economic conditions and market competition. While we believe the inputs and assumptions utilized in our analysis of future cash flows are reasonable, events or circumstances may change, which could cause us to revise these estimates.
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

When unexpected shocks to market demand occur (such as the COVID-19 pandemic market shock), we review whether that shock might materially impact the value of our owned inventory. In some cases, where customers have cancelled orders, accommodation can be reached that the product will be reordered when the customer has restarted operations (in the event of store closures) or the customer agrees to minimize/eliminate requests for product line refreshment (such as in the event of Halloween order cancellations) which allows the inventory and in some cases raw materials to be held through to the following calendar year without incurring any additional obsolescence.

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

Income taxes and interest and penalties related to income tax payable. We do not file a consolidated return with our foreign subsidiaries. We file federal and state returns and our foreign subsidiaries each file returns in their respective jurisdictions. Deferred taxes are provided on an asset and liability method. Deferred tax assets are recognized as deductible temporary differences, operating losses, or tax credit carry-forwards. Deferred tax liabilities are recognized as taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

We must assess the likelihood that we will be able to recover our deferred tax assets. Deferred tax assets are reduced by a valuation allowance, if, based upon the weight of available evidence, it is more likely than not that we will not realize some portion or all of the deferred tax assets. We consider all available positive and negative evidence when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of cumulative losses in previous periods and our forecast of future taxable income. We believe this to be a critical accounting policy because should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not likely, as well as a decrease in the period in which the assessment of the recoverability of the deferred tax assets reverse, which could have a material impact on our results of operations.

We accrue a tax reserve for additional income taxes and interest, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based upon management’s assessment of all relevant information and is periodically reviewed and adjusted as circumstances warrant. As of December 31, 2019, our income tax reserves were approximately $1.6 million and relate to the potential tax settlement in Hong Kong and adjustments in the area of withholding taxes.

We recognize current period interest expense and penalties and the reversal of previously recognized interest expense and penalties, that has been determined to not be assessable due to the expiration of the related audit period or other compelling factors on the income tax liability for unrecognized tax benefits, as a component of the income tax provision recognized in the consolidated statements of operations.
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

Recent Accounting Pronouncements.
See Note 2 to the Consolidated Financial Statements included within Item 8.

Results of Operations
The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	Year Ended December 31,
	2017	2018	2019
Net sales	100.0%	100.0%	100.0%
Cost of sales	74.6	72.6	73.4
Gross profit	25.4	27.4	26.6
Selling, general and administrative expenses	33.5	32.6	26.9
Goodwill and other intangibles impairment	2.2	—	1.6
Restructuring charge	0.2	0.2	0.1
Acquisition related and other	—	0.3	1.0
Loss from operations	(10.5)	(5.7)	(3.0)
Income from joint ventures	—	—	—
Other income (expense), net	0.1	—	(0.2)
Loss on extinguishment of debt	(0.1)	(0.1)	(2.2)
Change in fair value of preferred stock derivative liability	—	—	(0.1)
Change in fair value of convertible senior notes	(0.1)	0.5	(0.9)
Write-off of investment in DreamPlay, LLC	(1.1)	—	—
Interest income	—	—	—
Interest expense	(1.6)	(1.8)	(2.6)
Loss before provision for income taxes	(13.3)	(7.1)	(9.0)
Provision for income taxes	0.2	0.5	0.3
Net loss	(13.5)	(7.6)	(9.3)
Net income (loss) attributable to non-controlling interests	0.1	—	—
Net loss attributable to JAKKS Pacific, Inc.	(13.6)%	(7.6)%	(9.3)%
Net loss attributable to common stockholders	(13.6)%	(7.6)%	(9.4)%
The following table summarizes, for the periods indicated, certain statement of operations data by segment (in thousands).

	Year Ended December 31,
	2017	2018	2019
Net Sales
U.S. and Canada	$406,411	$364,313	$384,585
International	107,231	101,873	94,453
Halloween	99,469	101,624	119,611
	613,111	567,810	598,649
Cost of Sales
U.S. and Canada	297,115	260,281	275,831
International	81,381	69,580	68,650
Halloween	78,934	82,233	94,823
	457,430	412,094	439,304
Gross Profit
U.S. and Canada	109,296	104,032	108,754
International	25,850	32,293	25,803
Halloween	20,535	19,391	24,788
	$155,681	$155,716	$159,345

Comparison of the Years Ended December 31, 2019 and 2018
Net Sales
U.S. and Canada. Net sales of our U.S. and Canada segment were $384.6 million in 2019, compared to $364.3 million in 2018, representing an increase of $20.3 million, or 5.6%. The increase in net sales was primarily due to sales of Frozen 2, which was not sold in the prior year period, in addition to increased sales of Nintendo and Frozen, partially offset by lower sales of Incredibles 2, Fancy Nancy, Moana and Squish-Dee-Lish. The liquidation of Toys “R” Us in the U.S. at the end of the 2018 first quarter also had an impact on the increase in net sales year over year.

International. Net sales of our International segment were $94.5 million in 2019, compared to $101.9 million in 2018, representing a decrease of $7.4 million, or 7.3%. The decrease in net sales was primarily driven by lower sales of Incredibles 2, Disney Princess products, and Squish-Dee-Lish, partially offset by higher sales of Frozen 2, which was not sold in the prior year period.

Halloween. Net sales of our Halloween segment were $119.6 million in 2019, compared to $101.6 million in 2018, representing an increase of $18.0 million, or 17.7%. The increase in net sales was primarily driven by sales of various brands, including Frozen 2, Toy Story 4, and Descendants 3, partially offset by lower sales of Incredibles 2.
Cost of Sales
U.S. and Canada. Cost of sales of our U.S. and Canada segment was $275.8 million, or 71.7% of related net sales in 2019 compared to $260.3 million, or 71.5% of related net sales in 2018, representing an increase of $15.5 million, or 6.0%. The increase in dollars is due to higher overall sales in 2019.
International. Cost of sales of our International segment was $68.7 million, or 72.7% of related net sales in 2019 compared to $69.6 million, or 68.3% of related net sales in 2018, representing a decrease of $0.9 million, or 1.3%. The decrease in dollars is primarily driven by lower overall sales in 2019. The increase as a percentage of net sales, year-over-year, is due to a higher average royalty rate in 2019, as well as, lower average selling prices in 2019 on certain older products, such as Incredibles 2, partially offset by higher product margins for Frozen 2.

Halloween. Cost of sales of our Halloween segment was $94.8 million, or 79.3% of related net sales for 2019 compared to $82.2 million, or 80.9% of related net sales in 2018, representing an increase of $12.6 million, or 15.3%. The increase in dollars is due to higher overall unit sales in 2019. The decrease as a percentage of net sales, year-over-year, is primarily due to a higher unit sales pricing.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $161.2 million in 2019 and $185.1 million in 2018, constituting 26.9% and 32.6% of net sales, respectively. Selling, general and administrative expenses decreased by $23.9 million, from the prior year period primarily driven by lower compensation, in part, due to a Company-wide restructuring initiative, lower advertising expenses, lower product development costs and a bad debt charge of $9.6 million due to the Toys “R” Us liquidation in the U.S. in 2018.
Goodwill and Other Intangibles Impairment
Goodwill and other intangibles impairment was $9.4 million in 2019, as compared to nil in 2018. In 2019, we recorded impairment charges of $9.4 million related to the Maui product lines because its fair value was determined to be less than its carrying amount.
Restructuring Charge
In 2019 and 2018, we recognized $0.3 million and $1.1 million, respectively, of restructuring charges as a result of a Company-wide restructuring initiative in the 2018 fourth quarter. The restructuring charges are primarily related to employee severance costs.
Acquisition Related and Other
In 2019 and 2018, we recognized $6.2 million and $1.6 million, respectively, in acquisition related and other charges related to strategic and/or refinancing transactions, including the Recapitalization Transaction closed in August 2019.

Other Income (Expense), net

Other income (expense), net was ($1.2) million in 2019, as compared to $0.2 million in 2018. In 2019, we recognized a $1.2 million loss in other expense primarily related to a Delaware unclaimed property liability settlement.
Interest Expense
Interest expense was $15.9 million for the year ended December 31, 2019, as compared to $10.2 million in the prior year period. In 2019, we booked interest expense of $5.3 million related to our convertible senior notes, and $10.6 million primarily related to our revolving credit and term loan facilities, which includes $1.7 million of payment-in-kind interest, and $1.5 million related to amortization of the debt discount and deferred financing fees. In 2018, we recorded interest expense of $7.6 million related to our convertible senior notes due in 2018 and 2020 and $2.6 million related to our GACP term loan, as well as our revolving credit facility.
Provision for Income Taxes

Our income tax expense, which includes federal, state and foreign income taxes and discrete items, was $1.9 million, or an effective tax rate of (3.6%) for 2019. During 2018, the income tax expense was $3.0 million, or an effective tax rate of (7.5%).

The 2019 tax expense of $1.9 million included a discrete tax expense of $0.2 million primarily comprised of return to provision and uncertain tax position adjustments. Absent these discrete tax expenses, our effective tax rate for 2019 was (3.1%), primarily due to the various state taxes and taxes on foreign income.

The 2018 tax expense of $3.0 million included a discrete tax benefit of $0.9 million primarily comprised of return to provision and uncertain tax position adjustments. Absent these discrete tax benefits, our effective tax rate for 2018 was (9.6%), primarily due to the various state taxes and taxes on foreign income.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets by jurisdiction. Based on our evaluation of all positive and negative evidence, as of December 31, 2019, a valuation allowance of $92.8 million has been recorded against the deferred tax assets that more likely than not will not be realized. The net deferred tax liabilities of $14,000 consists of the net deferred tax liabilities in the foreign jurisdiction, where we are in a cumulative income position, partially offset by the deferred tax assets in the US related to the AMT credit carryforward, which are fully realizable.
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

Uncertainties that may have a significant impact on net sales and income (loss) from operations

Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results. In December 2019, a strain of Novel Coronavirus causing respiratory illness and death emerged in the city of Wuhan in the Hubei province of China. The Chinese government has taken certain emergency measures to combat the spread of the virus, including extension of the Lunar New Year holiday, implementation of travel bans and closure of factories and businesses. The majority of our materials and products are sourced from suppliers located in China.

The Novel Coronavirus was recently declared a global pandemic by the World Health Organization and has been spreading throughout the world, including the United States, resulting in emergency measures, including travel bans, closure of retail stores, and restrictions on gatherings of more than a maximum number of people. To the extent that these outbreaks are disruptive to local economies and commercial activity, that development will likely create downward pressure on our ability to make our product line available to consumers or for consumers to purchase our products, even if our products are available. At this time, we cannot predict with any certainty the severity with which this disease will strike the United States or other places worldwide where we sell our products or manufacture our products. Accordingly, we cannot estimate the extent by which we will be negatively impacted by this disease. In the relatively short period with which the world has been dealing with this pandemic, significant economic turmoil has already impacted world markets. Numerous nationally recognized economists are predicting that the disease will lead to a worldwide recession. Should that occur, we can expect that our sales, net income and cash flows will be negatively impacted. While the governmental organizations of the United States, as well as governments across the world, are implementing emergency economic measures and announcing the consideration of additional emergency economic assistance packages, it is unclear what impact they are having, and will have, on the economy in the United States and worldwide. Great uncertainty surrounds the length of time this disease will continue to spread, the number of people it will impact, directly and indirectly, and the extent governments will continue to impose, or add additional, quarantines, curfews, travel restrictions and closures of retail stores. In addition, even following control of the disease and the end of the pandemic, the economic dislocation caused by the disease to so many people may linger and be so significant that consumers’ focus could be directed away from consumer discretionary spending for products such as ours for an extended period of time. For all of these reasons, at this time we cannot quantify the extent of the impact this disease will have on our sales, net income and cash flows, but it could be significant.

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

	2018				2019
(unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$93,004	$105,781	$236,699	$132,326	$70,826	$95,182	$280,130	$152,511
As a % of full year	16.4%	18.6%	41.7%	23.3%	11.8%	15.9%	46.8%	25.5%
Gross profit	$22,959	$27,941	$64,330	$40,486	$14,340	$17,746	$80,859	$46,400
As a % of full year	14.7%	18.0%	41.3%	26.0%	9.0%	11.1%	50.8%	29.1%
As a % of net sales	24.7%	26.4%	27.2%	30.6%	20.2%	18.6%	28.9%	30.4%
Income (loss) from operations	$(35,658)	$(12,140)	$20,043	$(4,418)	$(24,041)	$(18,649)	$35,662	$(10,761)
As a % of full year	110.8%	37.8%	(62.3)%	13.7%	135.1%	104.8%	(200.4)%	60.5%
As a % of net sales	(38.3)%	(11.5)%	8.5%	(3.3)%	(33.9)%	(19.6)%	12.7%	(7.1)%
Income (loss) before provision for (benefit from) income taxes	$(38,529)	$(16,497)	$17,652	$(2,100)	$(29,372)	$(21,896)	$17,430	$(19,629)
As a % of net sales	(41.4)%	(15.6)%	7.5%	(1.6)%	(41.5)%	(23.0)%	6.2%	(12.9)%
Net income (loss)	$(36,193)	$(18,588)	$15,699	$(3,343)	$(29,127)	$(22,485)	$16,414	$(20,181)
As a % of net sales	(38.9)%	(17.6)%	6.6%	(2.5)%	(41.1)%	(23.6)%	5.9%	(13.2)%
Net income (loss) attributable to non-controlling interests	$51	$(29)	$17	$(96)	$31	$57	$(31)	$112
As a % of net sales	0.1%	—%	—%	(0.1)%	—%	0.1%	—%	0.1%
Net income (loss) attributable to JAKKS Pacific, Inc.	$(36,244)	$(18,559)	$15,682	$(3,247)	$(29,158)	$(22,542)	$16,445	$(20,293)
As a % of net sales	(39.0)%	(17.5)%	6.6%	(2.5)%	(41.2)%	(23.7)%	5.9%	(13.3)%
Net income (loss) attributable to common stockholders	$(36,244)	$(18,559)	$15,682	$(3,247)	$(29,158)	$(22,542)	$16,265	$(20,596)
As a % of net sales	(39.0)%	(17.5)%	6.6%	(2.5)%	(41.2)%	(23.7)%	5.8%	(13.5)%
Diluted earnings (loss) per share	$(1.57)	$(0.80)	$0.38	$(0.14)	$(1.24)	$(0.96)	$0.51	$(0.70)
Weighted average shares and equivalents outstanding	23,100	23,106	45,686	23,106	23,557	23,600	60,345	29,617
Consistent with the seasonality of our business, the first, second and fourth quarters of 2018 and 2019, experienced seasonally low sales which coupled with fixed overhead resulted in significant net losses.

Quarterly and year-to-date computations of income (loss) per share amounts are made independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

Liquidity and Capital Resources
As of December 31, 2019, we had working capital of $107.5 million compared to $106.0 million as of December 31, 2018.
Operating activities provided net cash of $11.4 million in 2017, used net cash of $0.6 million in 2018, and provided net cash of $21.8 million in 2019. Net cash provided by operating activities in 2019 was primarily impacted by increase in accounts payable, accrued expenses and reserve for sales return and allowances. In 2018, net cash used in operating activities was primarily impacted by a decrease in accrued expenses and an increase in prepaid expenses and other assets due, in part, to an increase in advance royalty payments. In 2017, net cash was favorably impacted primarily by decreases in accounts receivable and inventory. Other than open purchase orders issued in the normal course of business related to shipped product, we have no obligations to purchase inventory from our manufacturers. However, we may incur costs or other losses as a result of not placing orders consistent with our forecasts for product manufactured by our suppliers or manufacturers for a variety of reasons including customer order cancellations or a decline in demand. As part of our strategy to develop and market new products, we have entered into various character and product licenses with royalties generally ranging from 1% to 21% payable on net sales of such products. As of December 31, 2019, these agreements required future aggregate minimum royalty guarantees of $53.0 million, exclusive of $33.2 million in advances already paid. Of this $53.0 million future minimum royalty guarantee, $39.7 million is due over the next twelve months.
Investing activities used net cash of $14.8 million, $11.6 million and $9.4 million for the years ended December 31, 2017, 2018 and 2019, respectively, and consisted primarily of cash paid for the purchase of molds and tooling used in the manufacture of our products.
Financing activities used net cash of $21.4 million for the years ended December 31, 2017, provided $8.0 million for the year ended December 31, 2018 and used $5.8 million for the year ended December 31, 2019. The cash used in 2019 primarily consists of the repayment of our GACP term loan of $20.0 million and net payments of $7.5 million, as well as, debt issuance costs incurred in connection with the Recapitalization Transaction (see Note 10 - Debt), partially offset by the net proceeds included as a part of our New Term Loan agreement of $27.4 million. The cash provided in 2018 consists primarily of the net proceeds from our term loan facility of $18.7 million and credit facility net borrowings of $2.5 million, partially offset by the retirement of $13.2 million of the 2018 convertible senior notes. The cash used in 2017 consists primarily of the cash portion of $35.6 million in the exchange of $51.1 million principal amount of our 2018 convertible senior notes, partially offset by the issuance of approximately 3.7 million shares of common stock for cash in the amount of $19.3 million.
The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 31, 2019 and is based upon information appearing in the notes to the consolidated financial statements (in thousands):

	2020	2021	2022	2023		2024	Thereafter	Total
Short-term debt	$1,905	$—	$—	$—		$—	$—	$1,905
Long-term debt	—	—	—	172,351		—	—	172,351
Interest on debt	12,238	12,510	12,828	16,683	*	—	—	54,259
Operating leases	11,111	10,802	10,143	5,681		397	521	38,655
Minimum guaranteed license/royalty payments	39,653	12,779	535	10		20	—	52,997
Employment contracts	6,948	4,050	—	—		—	—	10,998
Total contractual cash obligations	$71,855	$40,141	$23,506	$194,725		$417	$521	$331,165
* Includes $14.7 million of payment-in-kind interest for the 3.25% convertible senior notes due 2023 (See Note 10 to the Consolidated Financial Statements included within Item 8).
The above table excludes any potential uncertain income tax liabilities that may become payable upon examination of our income tax returns by taxing authorities. Such amounts and periods of payment cannot be reliably estimated. See Note 13 to the consolidated financial statements for further explanation of our uncertain tax positions.

As of December 31, 2019, we have substantial indebtedness including $134.8 million of outstanding indebtedness under a First Lien Term Loan Facility Credit Agreement (the “New Term Loan Agreement). As of December 31, 2019, we have no outstanding indebtedness under an amended and extended Credit Agreement (the “Amended ABL Credit Agreement” or “Amended Wells Fargo Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”).

The New Term Loan Agreement and Amended ABL Credit Agreement each contain negative covenants that, subject to certain exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates, as well as cross-default provisions. Commencing with the fiscal quarter ending September 30, 2020, we are also required under the New Term Loan Agreement to maintain a minimum EBITDA of not less than $34.0 million over the previous twelve months and a minimum liquidity of not less than $10.0 million.

The New Term Loan Agreement contains events of default that are customary for a facility of this nature, including nonpayment of principal, nonpayment of interest, fees or other amounts, material inaccuracy of representations and warranties, violation of covenants, cross-default to other material indebtedness, bankruptcy or insolvency events, material judgment defaults and a change of control as specified in the New Term Loan Agreement, and cross-default provisions with the Amended Wells Fargo Credit Agreement. If an event of default occurs under either Agreement, the maturity of the amounts owed under the New Term Loan Agreement and the Amended Wells Fargo Credit Agreement may be accelerated.

We were in compliance with the financial covenants under the New Term Loan Agreement as of December 31, 2019. Given the current uncertainties created by the COVID-19 pandemic, as discussed further in Note 1 "Principal Industry," there can be no assurance as to our ability to achieve the minimum EBITDA threshold required under the New Term Loan Agreement. Failure to satisfy such requirement would constitute an event of default under the New Term Loan Agreement and Amended ABL Credit Agreement unless the lenders agreed to waive compliance with such requirement.
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

In August 2017, we agreed with Oasis Management and Oasis Investments II Master Fund Ltd., (collectively, “Oasis”) the holder of approximately $21.6 million face amount of our 4.25% convertible senior notes due in 2018, to extend the maturity date of these notes to November 1, 2020. In addition, the interest rate was reduced to 3.25% per annum and the conversion rate was increased to 328.0302 shares of our common stock per $1,000 principal amount of notes, among other things. After execution of a definitive agreement for the modification and final approval by the other members of our Board of Directors and Oasis’ Investment Committee, the transaction closed on November 7, 2017. On July 26, 2018, we closed a transaction with Oasis to exchange $8.0 million face amount of the 2018 Notes with convertible senior notes similar to those issued to Oasis in November 2017. The July 26, 2018 $8.0 million Oasis notes mature on November 1, 2020, accrue interest at an annual rate of 3.25% and are convertible into shares of our common stock at an initial rate of 322.2688 shares per $1,000 principal amount of the new notes. The conversion price for the 3.25% convertible senior notes due 2020 was reset on November 1, 2018 and November 1, 2019 (each, a “reset date”) to a price equal to 105% above the 5-day Volume Weighted Average Price ("VWAP") preceding the reset date; provided, however, among other reset restrictions, that if the conversion price resulting from such reset is lower than 90 percent of the average VWAP during the 90 calendar days preceding the reset date, then the reset price shall be the 30-day VWAP preceding the reset date. The conversion price of the 3.25% convertible senior notes due 2020 reset on November 1, 2018 to $2.54 per share and the conversion rate was increased to 393.7008 shares of our common stock per $1,000 principal amount of notes.

The remaining $13.2 million of 2018 Notes were redeemed at par at maturity on August 1, 2018.

In August 2019, we entered into and consummated multiple, binding definitive agreements (collectively, the “Recapitalization Transaction”) among Wells Fargo, Oasis Investments II Master Fund Ltd. and an ad hoc group of holders of the 4.875% convertible senior notes due 2020 ( the "Investor Parties") to recapitalize our balance sheet, including the extension to us of incremental liquidity and at least three-year extensions of substantially all of our outstanding convertible debt obligations and revolving credit facility. Our term loan agreement entered into with Great American Capital Partners was paid in full and terminated in connection with the Recapitalization Transaction.

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

The New Oasis Notes provide, among other things, that the initial conversion price is $1.00. The conversion price will be reset on each February 9 and August 9, starting on February 9, 2020 (each, a “reset date”) to a price equal to 105% of the 5-day VWAP preceding the applicable reset date. Under no circumstances shall the reset result in a conversion price be below the greater of (i) the closing price on the trading day immediately preceding the applicable reset date and (ii) 30% of the stock price as of the Transaction Agreement Date, or August 7, 2019, and will not be greater than the conversion price in effect immediately before such reset. We may trigger a mandatory conversion of the New Oasis Notes if the market price exceeds 150% of the conversion price under certain circumstances. We may redeem the New Oasis Notes in cash if a person, entity or group acquires shares of our Common Stock, par value $0.001 per share (the “Common Stock”), and as a result owns at least 49% of our issued and outstanding Common Stock. The conversion price of the new Oasis Notes reset on February 9, 2020 to $1.00 per share.

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
In connection with the Recapitalization Transaction, 2020 Notes outstanding with a face amount of $111.1 million of the total $113.0 million that were outstanding at the time of the Recapitalization Transaction were refinanced and the maturity dates effectively extended. Of the refinanced amount, $103.8 million was refinanced with the Investor Parties through the issuance of the New Common Equity, the New Preferred Equity (see Note 15 - Common Stock and Preferred Stock) and new secured term debt that matures in February 2023 (see Term Loan section below). Additionally, $1.0 million of accrued interest was refinanced with the Investor Parties. The remaining refinanced amount of $7.3 million was exchanged into the New $8.0 million Oasis Note discussed above. The remaining $1.9 million principal amount of 2020 Notes are due and payable on June 1, 2020.
Term Loan

On August 9, 2019, in connection with the Recapitalization Transaction, we entered into a First Lien Term Loan Facility Credit Agreement, (the “New Term Loan Agreement”), with certain holders of the 2020 Notes, or the Investor Parties, and Cortland Capital Market Services LLC, as agent, for a $134.8 million first-lien secured term loan (the “New Term Loan”). We also issued common stock and preferred stock (see Note 15 - Common Stock and Preferred Stock) to the Investor Parties.

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

    Wells Fargo
In March 2014, we and our domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (“GECC”). The credit facility, as amended and subsequently assigned to Wells Fargo pursuant to its acquisition of GECC, provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain domestic accounts receivable and inventory amounts used to compute the borrowing base (the “Credit Facility”). The Credit Facility includes a sub-limit of up to $35.0 million for the issuance of letters of credit. The amounts outstanding under the Credit Facility, as amended, were payable in full upon maturity of the facility on September 27, 2019, except that the Credit Facility would mature on June 15, 2018 if we did not refinance or extend the maturity of the convertible senior notes that mature in 2018, provided that any such refinancing or extension shall have a maturity date that is no sooner than six months after the stated maturity of the Credit Facility (i.e., on or about September 27, 2019). On June 14, 2018, we entered into a Term Loan Agreement with Great American Capital Partners to provide the necessary capital to refinance the 2018 convertible senior notes (see additional details regarding the Term Loan Agreement below). In addition, on June 14, 2018, we revised certain of the Credit Facility documents (and entered into new ones) so that certain of our Hong Kong based subsidiaries became additional parties to the Credit Facility. As a result, the receivables of these subsidiaries can now be included in the borrowing base computation, subject to certain limitations, thereby effectively increasing the amount of funds we can borrow under the Credit Facility. Any additional borrowings under the Credit Facility will be used for general working capital purposes. In August 2019, in connection with the Recapitalization Transaction (See Note 10 - Debt), we entered into the Amended ABL Credit Agreement with Wells Fargo. The Amended ABL Credit Agreement, amends, extends and restates our existing Credit Facility, dated as of March 27, 2014, as amended, with GECC and subsequently assigned to Wells Fargo, to, among other things, decrease the borrowing capacity from $75.0 million to $60.0 million and extend the maturity to August 9, 2022.
The obligations under the Amended ABL Credit Agreement are guaranteed by us, the subsidiary borrowers thereunder and certain of the other existing and future direct and indirect subsidiaries and are secured by substantially all of our assets, the subsidiary borrowers thereunder and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens. As of December 31, 2019, the amount of outstanding borrowings was nil, the amount of outstanding stand-by letters of credit totaled $9.2 million and the total excess borrowing capacity was $41.8 million. As of December 31, 2018, the amount of outstanding borrowings under the previous Credit Facility was $7.5 million, outstanding stand-by letters of credit totaled $12.8 million and the total excess borrowing capacity was $40.7 million.
The Amended ABL Credit Agreement contains negative covenants that, subject to certain exceptions, limit our ability to, among other things, incur additional indebtedness, make restricted payments, pledge our assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. We are also required to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 under certain circumstances, and a minimum liquidity of $25.0 million and a minimum availability of at least $9.0 million. As of December 31, 2019 and December 31, 2018, we are in compliance with the financial covenants under the Amended ABL Credit Agreement and the previous Credit Facility, as applicable.
Any amounts borrowed under the Amended ABL Credit Agreement accrue interest, at either (i) LIBOR plus 1.50%-2.00% (determined by reference to a fixed charge coverage ratio-based pricing grid) or (ii) base rate plus 0.50%-1.00% (determined by reference to a fixed charge coverage ratio-based pricing grid). As of December 31, 2019 and December 31, 2018, the weighted average interest rate on the credit facility with Wells Fargo was 4.53% and 5.53%, respectively.

The Amended ABL Agreement also contains customary events of default, including a cross default provision and a change of control provision. In the event of a default, all of our obligations and our subsidiaries obligations under the Amended ABL Agreement may be declared immediately due and payable. For certain events of default relating to insolvency, all outstanding obligations become due and payable.

Great American Capital Partners

On June 14, 2018, we entered into a Term Loan Agreement, Term Note, Guaranty and Security Agreement and other ancillary documents and agreements (the “Term Loan”) with Great American Capital Partners Finance Co., LLC (“GACP”), for itself as a Lender (as defined below) and as the agent (in such capacity, “Agent”) for the Lenders from time to time party to the Term Loan (collectively, “Lenders”) and the other “Secured Parties” under and as defined therein, with respect to the issuance to us by Lenders of a $20.0 million term loan. To secure our obligations under the Term Loan, we granted to Agent, for the benefit of the Secured Parties, a security interest in a substantial amount of our consolidated assets and a pledge of the majority of the capital stock of various of our subsidiaries. The Term Loan was a secured obligation, second only to the Credit Facility with Wells Fargo, except with respect to certain of our inventory in which GACP has a priority secured position.

The Term Loan required the repayment of principal in the amount of 10% of the outstanding Term Loan per year (payable monthly) beginning after the first anniversary. All then-outstanding borrowings under the Term Loan would be due, and the Term Loan would terminate, no later than June 14, 2021, unless sooner terminated in accordance with its terms, which included the date of termination of the Wells Fargo Credit Facility and the date that is 91 days prior to the maturity of our various convertible senior notes due in 2020 (see Note 10 - Debt). We were permitted to prepay the Term Loan, which would have required a prepayment fee (i) in year one of up to any unearned and unpaid interest that would have become due and payable in year one had the prepayment not occurred plus 2% of the initial amount of the Term Loan (i.e., $20.0 million), (ii) in year two of 2% of the initial amount of the Term Loan and (iii) in year three of 1% of the initial amount of the Term Loan.

In August 2019, in connection with the Recapitalization Transaction (See Note 10 - Debt), we repaid in full and terminated the Term Loan Agreement. As of December 31, 2019 and December 31, 2018, the amount outstanding under the Term Loan was nil and $20.0 million, respectively. Borrowings under the Term Loan accrued interest at LIBOR plus 9.00% per annum. As of December 31, 2019 and December 31, 2018, the weighted average interest rate on the Term Loan was approximately 11.5% and 11.1%, respectively.

We are subject to negative covenants which, during the life of the Amended Wells Fargo Credit Agreement and New Term Loan Agreement, prohibit and/or limit us from, among other things, incurring certain types of other debt, acquiring other companies, making certain expenditures or investments, and changing the character of our business. An outbreak of infectious disease, a pandemic or a similar public health threat, such as the 2019 Novel Coronavirus outbreak (discussed above), or a fear of any of the foregoing, could adversely impact our ability to comply with such covenants. Our failure to comply with such covenants or any other breach of the Amended Wells Fargo Credit Agreement or New Term Loan Agreement could cause a default and we may then be required to repay borrowings under our Amended Wells Fargo Credit Agreement or New Term Loan Agreement with capital from other sources, or reach some other accommodation with those parties.
As of December 31, 2019 and December 31, 2018, we held cash and cash equivalents, including restricted cash, of $66.3 million and $58.2 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $27.0 million and $33.9 million as of December 31, 2019 and December 31, 2018, respectively. The cash and cash equivalents, including restricted cash balances in our foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which we expect would not be significant as of December 31, 2019.
Our primary sources of working capital are cash flows from operations and borrowings under our Amended Wells Fargo Credit Agreement (see Note 11 - Credit Facilities).

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

As of December 31, 2019, off-balance sheet arrangements include letters of credit issued by Wells Fargo of $9.2 million.

During the last three fiscal years ending December 31, 2019, we do not believe that inflation has had a material impact on our net sales and on income from continuing operations.

Exchange Rates
Sales from our United States and Hong Kong operations are denominated in U.S. dollars and our manufacturing costs are denominated in either U.S. or Hong Kong dollars. Local sales (other than in Hong Kong) and operating expenses of our operations in Hong Kong, the United Kingdom, Germany, France, Canada, Mexico and China are denominated in local currency, thereby creating exposure to changes in exchange rates. Changes in the various exchange rates against the U.S. dollar may positively or negatively affect our operating results. The exchange rate of the Hong Kong dollar to the U.S. dollar has been linked to the U.S. dollar by the Hong Kong Monetary Authority at HK$7.75 - HK$7.85 to US$1.00 since 2005 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. We cannot assure you that the exchange rate between the United States and Hong Kong currencies will continue to be fixed or that exchange rate fluctuations between the United States and Hong Kong or all other currencies will not have a material adverse effect on our business, financial condition or results of operations.

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
Interest Rate Risk
As of December 31, 2019, we have outstanding convertible senior notes payable of $1.9 million principal amount due June 2020 with a fixed interest rate of 4.875% per annum, $37.6 million principal amount due July 2023 with a fixed interest rate of (i) 3.25% per annum if paid in cash or 5.00% per annum if paid in stock plus (ii) 2.75% per annum payable in kind, as well as a $134.8 million term loan due February 2023 with a fixed interest rate of (i) 8.00% per annum plus (ii) 2.5% per annum payable in kind. As the interest rates on the notes and the term loan are at fixed rates, we are not generally subject to any direct risk of loss related to these notes arising from changes in interest rates.
Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility under our Amended Wells Fargo Credit Agreement (see Note 11 - Credit Facilities in the accompanying notes to the consolidated financial statements for additional information). Borrowings under the revolving credit facility bear interest at either (i) LIBOR plus 1.50%-2.00% (determined by reference to a fixed charge coverage ratio-based pricing grid) or (ii) base rate plus 0.50%-1.00% (determined by reference to a fixed charge coverage ratio-based pricing grid). Borrowings under the revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the year ended December 31, 2019, the maximum amount borrowed under the revolving credit facility was $7.5 million and the average amount of borrowings outstanding was $2.5 million. As of December 31, 2019, the amount of total borrowings outstanding under the revolving credit facility was nil. If the prevailing market interest rates relative to the term loan and credit facility borrowings increased by 10%, our interest expense during the period ended December 31, 2019 would have increased by less than $0.1 million.
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
Santa Monica, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of JAKKS Pacific, Inc. (the “Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, due to the uncertainty and disruption caused by the coronavirus pandemic, it is probable that one of the financial covenants may be violated within a year related to the Company’s term loan, which allows the debt holders to demand that the term loan be repaid immediately. The Company has insufficient cash and cash flows from operations to repay the term loan which raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Method Related to Leases and Revenue

As discussed in Notes 2 and 14 to the consolidated financial statements, the Company has changed its method of accounting for leases during the year ended December 31, 2019 due to the adoption of Accounting Standards Codification (“ASC”) 842, Leases.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue during the year ended December 31, 2018 due to the adoption of ASC 606, Revenue from Contracts with Customers.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
Los Angeles, California
May 12, 2020

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2019
	(In thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$53,282	$61,613
Restricted cash	4,923	4,673
Accounts receivable, net of allowance for doubtful accounts of $2,149 and $3,394 in 2018 and 2019, respectively	122,278	117,942
Inventory	53,880	54,259
Prepaid expenses and other assets	15,780	21,898
Total current assets	250,143	260,385
Property and equipment
Office furniture and equipment	11,999	11,678
Molds and tooling	108,315	103,335
Leasehold improvements	7,735	6,808
Total	128,049	121,821
Less accumulated depreciation and amortization	107,147	106,562
Property and equipment, net	20,902	15,259
Operating lease right-of-use assets, net	—	32,081
Intangible assets, net	17,312	3,188
Other long term assets	19,101	18,926
Goodwill	35,083	35,083
Trademarks	300	300
Total assets	$342,841	$365,222
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$57,574	$61,196
Accrued expenses	29,914	39,515
Reserve for sales returns and allowances	29,403	38,365
Income taxes payable	—	2,492
Short term operating lease liabilities	—	9,451
Short term debt, net	27,211	1,905
Total current liabilities	144,102	152,924
Long term operating lease liabilities	—	25,632
Debt, non-current portion, net of issuance costs and debt discounts	139,792	174,962
Other liabilities	4,409	5,409
Income taxes payable	1,458	1,565
Deferred income taxes, net	1,431	226
Total liabilities	291,192	360,718

Preferred stock, $.001 par value; 5,000,000 shares authorized; nil and 200,000 shares issued and outstanding in 2018 and 2019, respectively	—	483

Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares authorized; 29,169,913 and 35,210,371 shares issued and outstanding in 2018 and 2019, respectively	30	36
Treasury stock, at cost; 3,112,840 and nil shares outstanding in 2018 and 2019, respectively	(24,000)	—
Additional paid-in capital	218,155	200,475
Accumulated deficit	(127,601)	(183,149)
Accumulated other comprehensive loss	(15,847)	(14,422)
Total JAKKS Pacific, Inc. stockholders’ equity	50,737	2,940
Non-controlling interests	912	1,081
Total stockholders’ equity	51,649	4,021
Total liabilities, preferred stock and stockholders' equity	$342,841	$365,222
See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2018	2019
	(In thousands, except per share amounts)
Net sales	$613,111	$567,810	$598,649
Cost of sales	457,430	412,094	439,304
Gross profit	155,681	155,716	159,345
Selling, general and administrative expenses	205,223	185,142	161,210
Goodwill and other intangibles impairment	13,536	—	9,379
Restructuring charge	1,080	1,114	341
Acquisition related and other	—	1,633	6,204
Loss from operations	(64,158)	(32,173)	(17,789)
Income from joint ventures	105	227	—
Other income (expense), net	342	152	(1,158)
Loss on extinguishment of debt	(611)	(453)	(13,205)
Change in fair value of preferred stock derivative liability	—	—	(353)
Change in fair value of convertible senior notes	(308)	2,948	(5,112)
Write-off of investment in DreamPlay, LLC	(7,000)	—	—
Interest income	37	68	85
Interest expense	(9,829)	(10,243)	(15,935)
Loss before provision for income taxes	(81,422)	(39,474)	(53,467)
Provision for income taxes	1,606	2,951	1,912
Net loss	(83,028)	(42,425)	(55,379)
Net income (loss) attributable to non-controlling interests	57	(57)	169
Net loss attributable to JAKKS Pacific, Inc.	$(83,085)	$(42,368)	$(55,548)
Net loss attributable to common stockholders	$(83,085)	$(42,368)	$(56,031)
Loss per share - basic and diluted	$(3.89)	$(1.83)	$(2.16)
Shares used in loss per share - basic and diluted	21,341	23,104	25,980
See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2017	2018	2019
	(In thousands)
Net loss	$(83,028)	$(42,425)	$(55,379)
Other comprehensive income (loss):
Foreign currency translation adjustment	4,148	(2,788)	1,425
Comprehensive loss	(78,880)	(45,213)	(53,954)
Less: Comprehensive income (loss) attributable to non-controlling interests	57	(57)	169
Comprehensive loss attributable to JAKKS Pacific, Inc.	$(78,937)	$(45,156)	$(54,123)
See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2017, 2018 AND 2019
(In thousands)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	JAKKS Pacific, Inc. Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
	Number of Shares	Amount
Balance, January 1, 2017	19,377	$19	$(24,000)	$177,624	$(2,148)	$(17,207)	$134,288	$912	$135,200
Stock-based compensation expense	981	1	—	3,111	—	—	3,112	—	3,112
Retirement of restricted stock	(9)	—	—	—	—	—	—	—	—
Shares issued in exchange for convertible senior notes	2,977	3	—	15,521	—	—	15,524	—	15,524
Repurchase of common stock for employee tax withholding	(30)	—	—	(79)	—	—	(79)	—	(79)
Issuance of common stock to Hong Kong Meisheng Cultural Company Limited	3,661	4	—	19,307	—	—	19,311	—	19,311
Adjustment to additional paid-in capital	—	—	—	325	—	—	325	—	325
Net income (loss)	—	—	—	—	(83,085)	—	(83,085)	57	(83,028)
Foreign currency translation adjustment	—	—	—	—	—	4,148	4,148	—	4,148
Balance, December 31, 2017	26,957	27	(24,000)	215,809	(85,233)	(13,059)	93,544	969	94,513
Stock-based compensation expense	2,255	3	—	2,431	—	—	2,434	—	2,434
Repurchase of common stock for employee tax withholding	(42)	—	—	(85)	—	—	(85)	—	(85)
Net loss	—	—	—	—	(42,368)	—	(42,368)	(57)	(42,425)
Foreign currency translation adjustment	—	—	—	—	—	(2,788)	(2,788)	—	(2,788)
Balance, December 31, 2018	29,170	30	(24,000)	218,155	(127,601)	(15,847)	50,737	912	51,649
Stock-based compensation expense	3,546	3	—	2,865	—	—	2,868	—	2,868
Common stock issuance	5,853	6	—	4,208	—	—	4,214	—	4,214
Treasury shares retirement	(3,113)	(3)	24,000	(23,997)	—	—	—	—	—
Retirement of restricted stock	(55)	—	—	—	—	—	—	—	—
Repurchase of common stock for employee tax withholding	(191)	—	—	(273)	—	—	(273)	—	(273)
Preferred stock accrued dividends	—	—	—	(483)	—	—	(483)	—	(483)
Net income (loss)	—	—	—	—	(55,548)	—	(55,548)	169	(55,379)
Foreign currency translation adjustment	—	—	—	—	—	1,425	1,425	—	1,425
Balance, December 31, 2019	35,210	$36	$—	$200,475	$(183,149)	$(14,422)	$2,940	$1,081	$4,021
See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2018	2019
	(In thousands)
Cash flows from operating activities
Net loss	$(83,028)	$(42,425)	$(55,379)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	11,803	9,586	864
Depreciation and amortization	21,003	17,081	17,634
Write-off and amortization of debt issuance costs	1,990	1,800	1,454
Share-based compensation expense	3,112	2,434	2,868
Payment-in-kind interest	—	—	1,725
Amortization of debt discount	—	—	1,077
Gain on disposal of property and equipment	(71)	(96)	(65)
Tools and molds disposal	—	—	972
Intangibles impairment	5,248	—	9,379
Write-off of investment in DreamPlay, LLC	7,000	—	—
Goodwill impairment	8,288	—	—
Loss on extinguishment of debt	611	453	13,205
Deferred income taxes	(1,251)	210	(1,205)
Change in fair value of convertible senior notes	308	(2,948)	5,112
Change in fair value of preferred stock derivative liability	—	—	353
Changes in operating assets and liabilities:
Accounts receivable	19,339	10,593	3,472
Inventory	17,003	4,552	(379)
Prepaid expenses and other assets	(2,825)	(11,000)	(6,190)
Accounts payable	(380)	9,517	4,873
Accrued expenses	3,500	(12,231)	9,601
Reserve for sales returns and allowances	1,198	11,781	8,962
Income taxes payable	(987)	197	2,599
Other liabilities	(467)	(128)	894
Total adjustments	94,422	41,801	77,205
Net cash provided by (used in) operating activities	11,394	(624)	21,826
Cash flows from investing activities
Purchases of property and equipment	(14,928)	(11,770)	(9,415)
Proceeds from sale of property and equipment	145	128	12
Net cash used in investing activities	(14,783)	(11,642)	(9,403)
Cash flows from financing activities
Repurchase of common stock for employee tax withholding	(79)	(85)	(273)
Net proceeds from credit facility borrowings	—	7,500	5,000
Retirement of convertible senior notes	—	(13,178)	—
Repayment of credit facility borrowings	(5,000)	(5,000)	(12,500)
Repurchase of convertible senior notes	(35,614)	—	—
Debt issuance costs	—	(1,256)	(4,957)
Proceeds from term loan facility	—	20,000	—
Repayment of term loan facility	—	—	(20,000)
Term loan prepayment penalty	—	—	(393)
Proceeds from issuance of common stock	19,311	—	—
Net proceeds from issuance of long term debt	—	—	27,356
Net cash provided by (used in) financing activities	(21,382)	7,981	(5,767)
Net increase (decrease) in cash, cash equivalents and restricted cash	(24,771)	(4,285)	6,656
Effect of foreign currency translation	3,684	(2,487)	1,425
Cash, cash equivalents and restricted cash, beginning of year	86,064	64,977	58,205
Cash, cash equivalents and restricted cash, end of year	$64,977	$58,205	$66,286
Cash paid during the period for:
Interest	$8,778	$9,446	$6,434
Income taxes, net	$4,076	$2,096	$29
As of December 31, 2017, there was $5.2 million of property and equipment included in accounts payable. As of December 31, 2018, there was $3.3 million of property and equipment included in accounts payable. As of December 31, 2019, there was $2.1 million of property and equipment included in accounts payable.
The Company received income tax refunds of $0.4 million, $0.6 million, and $1.8 million for the year ended December 31, 2017, 2018, and 2019, respectively, and has included these amounts in cash paid during the period for Income taxes, net.
See Notes 4, 5, 14 and 20 for additional supplemental information to consolidated statements of cash flows.
See accompanying notes to consolidated financial statements.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019
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
Going Concern and Liquidity
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.
The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation and the resulting impact on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, it is extremely challenging for the Company to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, and liquidity for fiscal year 2020. March year-to-date syndicated market data for the United States shows a number of manufacturers’ sell-through at retail substantially up, and others down, vs. prior year. How long these trends continue, and whether they represent a pulling forward of future sales or a deferment of intended sales remains to be seen.
Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, it is likely the pandemic will have a material adverse effect on the Company’s sales expectations for fiscal year 2020. The Company has embarked upon cost mitigating efforts.
In mid-March 2020, the Company began migrating to a work-from-home model in compliance with local guidance. In early April 2020, the Company began to reassess its revenue and expense projections for the year in an attempt to anticipate decreases in customer and consumer demand based on the uncertainty associated with the economic impact of the pandemic. In parallel, the Company began a review of worldwide spending to identify both short-term and long-term cost savings measures to preserve both profitability and liquidity in light of the potential for decreased product demand. By late April 2020, the Company had identified new revenue and spending objectives for the year 2020 and synchronized those expectations across the senior leadership team. It is the Company’s intention to carefully monitor the pandemic’s impact across markets, channels and customers and strike the right balance of pursuing opportunity while minimizing risk to the Company’s long-term health.
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to monitor and explore any relevant government assistance programs that could support either cash liquidity or operating results in the short-medium term. As of the filing of this document, the Company continues to have no draw down on its credit facility with Wells Fargo.

The Company has applied for funds under the Paycheck Protection Program after the period end in the amount of $10.0 million. The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its future adherence to the forgiveness criteria.

As of December 31, 2018 and December 31, 2019, the Company held cash and cash equivalents, including restricted cash, of $58.2 million and $66.3 million, respectively. Cash, and cash equivalents, including restricted cash held outside of the United States in various foreign subsidiaries totaled $33.9 million and $27.0 million as of December 31, 2018 and December 31, 2019, respectively. The cash and cash equivalents, including restricted cash balances in the Company's foreign subsidiaries have either been fully taxed in the U.S. or tax has been accounted for in connection with the Tax Cuts and Jobs Act, or may be eligible for a full foreign dividends received deduction under such Act, and thus would not be subject to additional U.S. tax should such amounts be repatriated in the form of dividends or deemed distributions. Any such repatriation may result in foreign withholding taxes, which the Company expects would not be significant as of December 31, 2019.
The Company’s primary sources of working capital are cash flows from operations and borrowings under its credit facility (see Note 11 - Credit Facilities).
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
As of December 31, 2019, the Company has substantial indebtedness including $134.8 million of outstanding indebtedness under a First Lien Term Loan Facility Credit Agreement (the “New Term Loan Agreement”). As of December 31, 2019, the Company has no outstanding indebtedness under an amended and extended Credit Agreement (the “Amended ABL Credit Agreement” or “Amended Wells Fargo Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”).
The New Term Loan Agreement and Amended ABL each contain negative covenants that, subject to certain exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates, as well as cross-default provisions. Commencing with the fiscal quarter ending September 30, 2020, the Company is also required to maintain a minimum Earnings Before Interest Tax Depreciation and Amortization (“EBITDA") of not less than $34.0 million over the previous twelve months and a minimum liquidity of not less than $10.0 million.
The New Term Loan Agreement contains events of default that are customary for a facility of this nature, including nonpayment of principal, nonpayment of interest, fees or other amounts, material inaccuracy of representations and warranties, violation of covenants, cross-default to other material indebtedness, bankruptcy or insolvency events, material judgment defaults and a change of control as specified in the New Term Loan Agreement, and cross-default provisions with the Amended Wells Fargo Credit Agreement. If an event of default occurs under either Agreement, the maturity of the amounts owed under the New Term Loan Agreement and the Amended Wells Fargo Credit Agreement may be accelerated.
The Company was in compliance with the financial covenants under the New Term Loan Agreement as of December 31, 2019. Given the current uncertainties created by the COVID-19 pandemic, as discussed further in Note 23—Subsequent Event, there can be no assurance as to our ability to achieve the minimum EBITDA threshold required under the New Term Loan Agreement. Failure to satisfy such requirement would constitute an event of default under the New Term Loan Agreement and Amended ABL Credit Agreement unless the lenders agree to waive compliance with such requirement. The Company’s ability to fund operations and retire debt when due is dependent on a number of factors, some of which are beyond the Company's control and/or inherently difficult to estimate, including the Company's future operating performance and the factors mentioned above, among other risks and uncertainties. To the extent the Company is unable to fund its operations or retire debt when due, no assurances can be given that the Company will have the financial resources required to obtain, or that the conditions of the capital markets will support, any future debt or equity financings, which could have a material adverse impact on the Company’s business, results of operations and financial condition. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the financial statements are issued.

The Company plans to negotiate waivers or obtain other accommodations to the satisfaction of its existing lenders, inclusive of Wells Fargo, the Term Loan group and the Company’s unsecured creditors. Although the lenders under the existing credit facilities may waive such covenants or provide other accommodations in event of default, they are not obligated to do so. The Company cannot make any assurances regarding the likelihood or certainty in being successful in obtaining these waivers in the event the Company is unable to achieve the minimum EBITDA threshold. Failure to obtain such a waiver would have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

The Company’s Consolidated Financial Statements as of December 31, 2019 are being prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. They do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.
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
Revenue recognition for 2018 and 2019
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

The Company disaggregates its revenues from contracts with customers by reporting segment: U.S. and Canada, International, and Halloween. The Company further disaggregates revenues by major geographic region. See Note 3 - Business Segments, Geographic Data, and Sales by Major Customers, for further information.

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

The Company’s reserve for sales returns and allowances amounted to $29.4 million as of December 31, 2018 and $38.4 million as of December 31, 2019.

Revenue recognition for 2017
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
Inventory
Inventory, which includes the ex-factory cost of goods, capitalized warehouse costs and in-bound freight and duty, is valued at the lower of cost (first-in, first-out) or net realizable value, net of inventory obsolescence reserve, and consists of the following (in thousands):

	December 31,
	2018	2019
Raw materials	$311	$144
Finished goods	53,569	54,115
	$53,880	$54,259
As of December 31, 2018 and 2019, the inventory obsolescence reserve was $12.8 million and $12.9 million, respectively.

Property and equipment
Property and equipment are stated at cost and are being depreciated using the straight-line method over their estimated useful lives as follows:

Office equipment	5 years
Automobiles	5 years
Furniture and fixtures	5 - 7 years
Leasehold improvements	Shorter of length of lease or 10 years
During interim reporting periods, the Company uses the usage method as its depreciation methodology for molds and tools used in the manufacturing of its products, which is more closely correlated to the production of goods as it follows the seasonality of sales. The Company believes that the usage method more accurately matches costs with revenues. From a full-year perspective, the depreciation methodology follows the straight-line method, based on the estimated useful life of molds and tools of three years. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively. The carrying value of property and equipment is reviewed when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No impairment charges were recorded for the years ended December 31, 2017, 2018 and 2019.
For the years ended December 31, 2017, 2018 and 2019, the Company’s aggregate depreciation expense related to property and equipment was $13.0 million, $12.2 million and $12.9 million, respectively.
For the years ended December 31, 2017, 2018 and 2019, the Company recorded a loss on disposal of tools and molds of nil, nil, and $1.0 million, respectively, which is included in cost of sales in the consolidated statements of operations.
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
Advertising
Production costs of commercials and programming are charged to operations in the period during which the production is first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the period incurred. Advertising expense for the years ended December 31, 2017, 2018 and 2019, was approximately $10.8 million, $13.7 million and $13.8 million, respectively. See also Revenue Recognition regarding cooperative advertising arrangements.
Income taxes
The Company does not file a consolidated return with its foreign subsidiaries. The Company files federal and state returns and its foreign subsidiaries file returns in their respective jurisdictions. Deferred taxes are provided on an asset and liability method. Deferred tax assets are recognized as deductible temporary differences, operating losses, or tax credit carry-forwards. Deferred tax liabilities are recognized as taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Foreign Currency Translation Exposure
The Company’s reporting currency is the U.S. dollar. The translation of its net investment in subsidiaries with non-U.S. dollar functional currencies subjects the Company to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at year-end exchange rates. Income, expense and cash flow items are translated at average exchange rates prevailing during the year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The Company’s primary currency translation exposures in 2017, 2018 and 2019 were related to its net investment in entities having functional currencies denominated in the Hong Kong dollar, British pound, Canadian dollar, Chinese yuan, Mexican peso and the Euro.
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
Accounting for the impairment of finite-lived tangible and intangible assets
Long-lived assets with finite lives, which include property and equipment and intangible assets other than goodwill, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. Finite-lived intangible assets often consist of product technology rights, acquired backlog, customer relationships, product lines and license agreements. These intangible assets are amortized over the estimated economic lives of the related assets.
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

Earnings per share
A reconciliation of the amounts used to calculate basic and diluted loss per share for the years ended December 31, 2017, 2018, and 2019 follows (in thousands, except per share data):

	Year Ended December 31,
	2017	2018	2019
Net loss	$(83,028)	$(42,425)	$(55,379)
Net income (loss) attributable to non-controlling interests	57	(57)	169
Net loss attributable to JAKKS Pacific, Inc.	(83,085)	(42,368)	(55,548)
Preferred stock dividend	—	—	(483)
Net loss attributable to common stockholders	$(83,085)	$(42,368)	$(56,031)
Weighted average common shares outstanding - basic and diluted	21,341	23,104	25,980
Loss per share available to common stockholders - basic and diluted	$(3.89)	$(1.83)	$(2.16)
Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period (which consist of warrants, options and convertible debt to the extent they are dilutive). For the years ended December 31, 2017, 2018 and 2019, the convertible senior notes interest and related weighted common share equivalent of 18,272,906, 21,606,816 and 29,074,975, respectively, were excluded from the diluted earnings per share calculation since they would have been anti-dilutive. Potentially dilutive stock options and warrants of 1,062,500, nil and nil for the years ended December 31, 2017, 2018 and 2019, respectively, were excluded from the computation of diluted earnings per share since they would have been anti-dilutive. Potentially dilutive restricted stock and units of 312,663, 1,130,233 and 1,423,500 for each of the years ended December 31, 2017, 2018 and 2019, respectively, were excluded from the computation of diluted earnings per share since they would have been anti-dilutive.
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
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, “Leases.” ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. On January 1, 2019, the Company adopted the new standard and uses the effective date as its date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elected certain practical expedients, which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The new standard was initially effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU 2019-10 which deferred the effective date of ASU 2016-13 by three years for Smaller Reporting Companies. As a result, the effective date for the standard is fiscal years beginning after December 15, 2022, and interim periods therein, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.
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

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax assets for investments. The guidance also reduces complexity in certain areas, including the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating taxes to members of a consolidated group. This new standard is effective for the Company for fiscal years beginning January 1, 2021, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements.
Note 3—Business Segments, Geographic Data, and Sales by Major Customers
The Company is a worldwide producer and marketer of children’s toys and other consumer products, principally engaged in the design, development, production, marketing and distribution of its diverse portfolio of products. The Company has aligned its operating segments into three segments that reflect the management and operation of the business. The Company’s segments are (i) U.S. and Canada, (ii) International and (iii) Halloween.
The U.S. and Canada segment includes action figures, vehicles, play sets, plush products, dolls, electronic products, construction toys, infant and pre-school toys, role play and everyday costume play, foot to floor ride-on vehicles, wagons, novelty toys, seasonal and outdoor products, and kids’ indoor and outdoor furniture, and related products.
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

Results are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. Information by segment and a reconciliation to reported amounts as of December 31, 2018 and 2019 and for the three years in the period ended December 31, 2019 are as follows (in thousands):

	Year Ended December 31,
	2017	2018	2019
Net Sales
U.S. and Canada	$406,411	$364,313	$384,585
International	107,231	101,873	94,453
Halloween	99,469	101,624	119,611
	$613,111	$567,810	$598,649

	Year Ended December 31,
	2017	2018	2019
Loss from Operations
U.S. and Canada	$(35,720)	$(11,693)	$(2,121)
International	(13,184)	(8,706)	(6,007)
Halloween	(15,254)	(11,774)	(9,661)
	$(64,158)	$(32,173)	$(17,789)

	Year Ended December 31,
	2017	2018	2019
Depreciation and Amortization Expense
U.S. and Canada	$15,286	$12,553	$13,130
International	4,079	3,449	3,097
Halloween	1,638	1,079	1,407
	$21,003	$17,081	$17,634

	December 31,
	2018	2019
Assets
U.S. and Canada	$223,877	$254,124
International	108,669	102,460
Halloween	10,295	8,638
	$342,841	$365,222

Net revenues are categorized based upon location of the customer, while long-lived assets are categorized based upon the location of the Company’s assets. Tools, dies and molds represent a substantial portion of the long-lived assets included in the United States with a net book value of $15.8 million in 2018 and $11.4 million in 2019 and substantially all of these assets are located in China. The following tables present information about the Company by geographic area as of December 31, 2018 and 2019 and for each of the three years in the period ended December 31, 2019 (in thousands):

	December 31,
	2018	2019
Long-lived Assets
China	$15,825	$11,461
United States	4,920	3,556
Hong Kong	157	242
	$20,902	$15,259

	Year Ended December 31,
	2017	2018	2019
Net Sales by Customer Area
United States	$479,133	$439,979	$481,309
Europe	71,094	69,646	65,557
Canada	21,882	21,923	19,937
Latin America	21,157	17,827	11,415
Asia	6,514	8,504	10,112
Australia and New Zealand	6,503	5,937	7,870
Middle East and Africa	6,828	3,994	2,449
	$613,111	$567,810	$598,649
Major Customers
Net sales to major customers were as follows (in thousands, except for percentages):

	2017		2018		2019
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Wal-Mart	$156,436	25.5%	$143,587	25.3%	$177,063	29.6%
Target	108,799	17.8	122,141	21.5	124,709	20.8
Toys "R" Us	69,508	11.3	*	*	*	*
	$334,743	54.6%	$265,728	46.8%	$301,772	50.4%
* Sales to Toys "R" Us in the applicable periods were less than 10% of total net sales.
No other customer accounted for more than 10% of the Company's total net sales.
As of December 31, 2018 and 2019, the Company’s three largest customers accounted for approximately 61.4% and 56.9%, respectively, of the Company's gross accounts receivable. The concentration of the Company’s business with a relatively small number of customers may expose the Company to material adverse effects if one or more of its large customers were to experience financial difficulty. The Company performs ongoing credit evaluations of its top customers and maintains an allowance for potential credit losses. For the years ended December 31, 2017, 2018 and 2019, the Company recorded bad debt expense (recoveries) of $11.8 million, $9.6 million and ($0.9) million, respectively, primarily due to the bankruptcy and liquidation of Toys "R" Us.

Note 4—Joint Ventures
The Company owns a fifty percent interest in a joint venture (“Pacific Animation Partners”) with the U.S. entertainment subsidiary of a leading Japanese advertising and animation production company. The joint venture was created to develop and produce a boys’ animated television show, which it licensed worldwide for television broadcast as well as consumer products. The Company produced toys based upon the television program under a license from the joint venture which also licensed certain other merchandising rights to third parties. The joint venture completed and delivered 65 episodes of the show, which began airing in February 2012, and has since ceased production of the television show. For the years ended December 31, 2017, 2018 and 2019, the Company recognized income from the joint venture of $16,000, $22,000 and nil, respectively.
As of December 31, 2018 and 2019, the balance of the investment in the Pacific Animation Partners joint venture is nil.
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
In November 2014, the Company entered into a joint venture with Meisheng Culture & Creative Corp., for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the income (loss) from the joint venture for the year ended December 31, 2017, 2018 and 2019 was $57,000, ($57,000) and $169,000, respectively.
In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited (“Meisheng”), a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp., for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng Culture & Creative Corp. will oversee through the Company’s existing distribution joint venture. The results of operations of the joint venture are consolidated with the Company’s results. The non-controlling interest’s share of the loss from the joint venture for year ended December 31, 2017, 2018 and 2019 was nil. As of December 31, 2019, Meisheng beneficially owns more than 10% of the Company’s outstanding common stock.

Note 5—Business Combinations
In October 2016, the Company acquired the operating assets of C’est Moi with its performance makeup and youth skincare product lines for $0.3 million to further enhance its existing product lines and to continue diversification into other consumer products categories. The Company launched a full line of makeup and skincare products branded under the C’est Moi name in the U.S. to a limited number of retail customers in 2019. The Company’s investment in C’est Moi is included in trademarks in our consolidated financial statements (See Note 7 - Intangible Assets).
Note 6—Goodwill
The changes in the carrying amount of goodwill by reporting unit for the years ended December 31, 2018 and 2019 are as follows (in thousands):

Carrying Amounts, gross	U.S. and Canada	International	Halloween	Total
Balance, January 1, 2018	$29,857	$11,580	$2,235	$43,672
Adjustments to goodwill for foreign currency translation	(203)	(98)	—	(301)
Balance, December 31, 2018	29,654	11,482	2,235	43,371
Adjustments to goodwill for foreign currency translation	—	—	—	—
Balance, December 31, 2019	$29,654	$11,482	$2,235	$43,371

Accumulated Impairment Losses	U.S. and Canada	International	Halloween	Total
Balance, January 1, 2018, December 31, 2018, and December 31, 2019	$(6,053)	$—	$(2,235)	$(8,288)

Carry Amounts, net	U.S. and Canada	International	Halloween	Total
Balance, January 1, 2018	$23,804	$11,580	$—	$35,384
Balance, December 31, 2018	$23,601	$11,482	$—	$35,083
Balance, December 31, 2019	$23,601	$11,482	$—	$35,083
The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, on an interim basis, if certain events or circumstances indicate that an impairment loss may have been incurred. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

Based on the Company’s April 1, 2017 annual assessment, it was determined that the fair values of its reporting units were not less than the carrying amounts. Based on several factors that occurred during the quarter ended September 30, 2017, the Company determined the fair value of its reporting units should be retested for potential impairment. As a result of the retesting performed, a charge of $8.3 million for goodwill impairment was recorded for the year ended December 31, 2017. The valuation process included a combination of a guideline public company method and a discounted cash flow method using Level 3 inputs.

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

Based on the Company’s April 1, 2019 annual assessment, it was determined that the fair values of its reporting units were not less than the carrying amounts. Also, no goodwill impairment was determined to have occurred for the year ended December 31, 2019.

The U.S. and Canada reporting unit had a negative carrying value of net asset as of December 31, 2019.

Note 7—Intangible Assets Other Than Goodwill
Intangible assets other than goodwill consist primarily of licenses, product lines, customer relationships and trademarks. Amortized intangible assets are included in intangibles in the accompanying consolidated balance sheets. Trademarks are disclosed separately in the accompanying consolidated balance sheets. Intangible assets are as follows (in thousands, except for weighted useful lives):

		December 31, 2018			December 31, 2019
	Weighted Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(Years)
Amortized Intangible Assets:
Licenses	5.81	$20,130	$(19,383)	$747	$20,130	$(19,988)	$142
Product lines	10.36	33,858	(17,293)	16,565	4,846	(1,800)	3,046
Customer relationships	4.90	3,152	(3,152)	—	3,152	(3,152)	—
Trade names	5.00	3,000	(3,000)	—	3,000	(3,000)	—
Non-compete agreements	5.00	200	(200)	—	200	(200)	—
Total amortized intangible assets		$60,340	$(43,028)	$17,312	$31,328	$(28,140)	$3,188
Unamortized Intangible Assets:
Trademarks		$300	$—	$300	$300	$—	$300
In 2017, the Company recorded impairment charges of $2.9 million to write off the remaining unamortized technology rights related to DreamPlay, LLC which were included in product lines, and $2.3 million to write down several underutilized trademarks and trade names that were determined to have no value.
In 2019, the Company assessed the recoverability of the Maui product lines and determined that the fair value was less than its carrying amount. As a result, the Company recorded an impairment charge of $9.4 million. The fair value determination is categorized as Level 3 in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.

For the years ended December 31, 2017, 2018 and 2019, the Company’s aggregate amortization expense related to intangible assets was $8.0 million, $4.9 million and $4.7 million, respectively. The Company currently estimates continuing future amortization expense to be approximately (in thousands):

2020	$1,158
2021	1,015
2022	1,015
$3,188

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
Note 9—Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2018	2019
Royalties	$10,245	$14,061
Inventory liabilities	7,084	7,954
Interest expense	878	4,535
Salaries and employee benefits	2,891	3,017
Professional fees	1,671	2,115
Goods in transit	1,072	1,664
Unclaimed property liability	—	1,200
Sales commissions	398	669
Bonuses	1,152	570
Unearned revenue	561	557
Other	3,962	3,173
	$29,914	$39,515
In addition to royalties currently payable on the sale of licensed products during the year, the Company records a liability as accrued royalties for the estimated shortfall in achieving minimum royalty guarantees pursuant to certain license agreements (see Note 17 - Commitments).

Note 10—Debt
Convertible senior notes
Convertible senior notes consist of the following (in thousands):

	December 31, 2018			December 31, 2019
	Principal/ Fair Value Amount	Debt Issuance Costs	Net Amount	Principal/ Fair Value Amount	Debt Issuance Costs	Net Amount
4.875% convertible senior notes due 2020	$113,000	$1,182	$111,818	$1,905	$—	$1,905
3.25% convertible senior notes due 2020 *	27,974	—	27,974	—	—	—
3.25% convertible senior notes due 2023 **	—	—	—	50,753	—	50,753
Total convertible senior notes	$140,974	$1,182	$139,792	$52,658	$—	$52,658
* The amounts presented for the 3.25% convertible senior notes due 2020 within the table represent the fair value as of December 31, 2018 (see Note 16 - Fair Value Measurements). The notes were extinguished on August 9, 2019 in connection with the Recapitalization Transaction (defined below). The principal amount of these notes was $29.6 million and nil as of December 31, 2018 and 2019, respectively.

** The amounts presented for the 3.25% convertible senior notes due 2023 within the table represent the fair value as of December 31, 2018 and December 31, 2019 (see Note 16 - Fair Value Measurements). The principal amount of these notes totaled nil and $37.6 million as of December 31, 2018 and 2019, respectively. Also, the amount presented excludes accrued, but unpaid, payment-in-kind interest of $0.4 million as of December 31, 2019.

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

In August 2017, the Company agreed with Oasis Management and Oasis Investments II Master Fund Ltd., (collectively, “Oasis”) the holder of approximately $21.6 million face amount of its 2018 Notes, to extend the maturity date of these notes to November 1, 2020. In addition, the interest rate was reduced to 3.25% per annum and the conversion rate was increased to 328.0302 shares of the Company’s common stock per $1,000 principal amount of notes, among other things. After execution of a definitive agreement for the modification and final approval by the other members of the Company’s Board of Directors and Oasis’ Investment Committee, the transaction closed on November 7, 2017. In connection with this transaction, the Company recognized a loss on extinguishment of the debt of approximately $0.6 million. On July 26, 2018, the Company closed a transaction with Oasis to exchange $8.0 million face amount of the 2018 Notes with convertible senior notes similar to those issued to Oasis in November 2017. The July 26, 2018 $8.0 million Oasis notes mature on November 1, 2020, accrue interest at an annual rate of 3.25% and are convertible into shares of the Company’s common stock at an initial rate of 322.2688 shares per $1,000 principal amount of the new notes. In connection with this transaction, the Company recognized a loss on extinguishment of the debt of approximately $0.5 million. The conversion price for the 3.25% convertible senior notes due 2020 was reset on November 1, 2018 and November 1, 2019 (each, a “reset date”) to a price equal to 105% above the 5-day Volume Weighted Average Price ("VWAP") preceding the reset date; provided, however, among other reset restrictions, that if the conversion price resulting from such reset is lower than 90 percent of the average VWAP during the 90 calendar days preceding the reset date, then the reset price shall be the 30-day VWAP preceding the reset date. The conversion price of the 3.25% convertible senior notes due 2020 reset on November 1, 2018 to $2.54 per share and the conversion rate was increased to 393.7008 shares of the Company's common stock per $1,000 principal amount of notes.

The remaining $13.2 million of 2018 Notes were redeemed at par at maturity on August 1, 2018.
In August 2019, the Company entered into and consummated multiple, binding definitive agreements (collectively, the “Recapitalization Transaction”) among Wells Fargo Bank, National Association, Oasis Investments II Master Fund Ltd. and an ad hoc group of holders of the 4.875% convertible senior notes due 2020 ( the "Investor Parties") to recapitalize the Company’s balance sheet, including the extension to the Company of incremental liquidity and at least three-year extensions of substantially all of the Company’s outstanding convertible debt obligations and revolving credit facility. The Company’s term loan agreement entered into with Great American Capital Partners was paid in full and terminated in connection with the Recapitalization Transaction.

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
The New Oasis Notes provide, among other things, that the initial conversion price is $1.00. The conversion price will be reset on each February 9 and August 9, starting on February 9, 2020 (each, a “reset date”) to a price equal to 105% of the 5-day VWAP preceding the applicable reset date. Under no circumstances shall the reset result in a conversion price be below the greater of (i) the closing price on the trading day immediately preceding the applicable reset date and (ii) 30% of the stock price as of the Transaction Agreement Date, or August 7, 2019, and will not be greater than the conversion price in effect immediately before such reset. The Company may trigger a mandatory conversion of the New Oasis Notes if the market price exceeds 150% of the conversion price under certain circumstances. The Company may redeem the New Oasis Notes in cash if a person, entity or group acquires shares of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”), and as a result owns at least 49% of the Company’s issued and outstanding Common Stock. In connection with the issuance of the New Oasis Notes, the Company recognized a loss on extinguishment of the Existing Oasis Notes of approximately $10.4 million. The conversion price of the new Oasis Notes reset on February 9, 2020 to $1.00 per share.

The Company has elected to measure and present the debt held by Oasis at fair value using Level 3 inputs and as a result, recognized a gain (loss) of ($0.3) million, $2.9 million and ($2.5) million for the year ended December 31, 2017, 2018, and 2019, respectively, related to changes in the fair value of the 3.25% convertible senior notes due 2020. The Company also recognized a loss of $2.6 million for the year ended December 31, 2019 related to changes in the fair value of the 3.25% convertible senior note due 2023.

The Company evaluated its credit risk as of December 31, 2019, and determined that there was no change from December 31, 2018.

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

In connection with the Recapitalization Transaction, 2020 Notes outstanding with a face amount of $111.1 million of the total $113.0 million that were outstanding at the time of the Recapitalization Transaction were refinanced and the maturity dates effectively extended. Of the refinanced amount, $103.8 million was refinanced with the Investor Parties through the issuance of the New Common Equity (as defined below), the New Preferred Equity (as defined below) (see Note 15 - Common Stock and Preferred Stock) and new secured term debt that matures in February 2023 (see Term Loan section below). Additionally, $1.0 million of accrued interest was refinanced with the Investor Parties. The remaining refinanced amount of $7.3 million was exchanged into the New $8.0 million Oasis Note discussed above. In connection with the issuance of the new secured term loan, as well as the New Common Equity and the New Preferred Equity, the Company recognized a loss on extinguishment of the 2020 Notes refinanced with the Investor Parties of approximately $2.4 million, and wrote off $0.7 million of unamortized debt issuance costs related to the 2020 Notes. The remaining $1.9 million principal amount of 2020 Notes are due and payable on June 1, 2020.
The Company classified the remaining $1.9 million of the 2020 Notes, which are due June 2020, as current liabilities on the Consolidated Balance Sheet.

The fair value of the 4.875% convertible senior notes due 2020 as of December 31, 2018 and 2019 was $93.2 million (principal amount $113.0 million) and $1.7 million (principal amount $1.9 million), respectively, based upon the most recent quoted market prices. The fair values of the convertible senior notes are considered to be Level 3 measurements on the fair value hierarchy.

Key components of the 4.25% convertible senior notes due 2018 consist of the following (in thousands):

	Year ended December 31,
	2017	2018	2019
Contractual interest expense	$2,184	$373	$—
Amortization of debt issuance costs recognized as interest expense	844	103	—
	$3,028	$476	$—
Key components of the 4.875% convertible senior notes due 2020 consist of the following (in thousands):

	Year ended December 31,
	2017	2018	2019
Contractual interest expense	$5,509	$5,509	$3,370
Amortization of debt issuance costs recognized as interest expense	789	789	460
	$6,298	$6,298	$3,830
Key components of the 3.25% convertible senior notes due 2020 consist of the following (in thousands):

	Year ended December 31,
	2017	2018	2019
Contractual interest expense	$103	$815	$580
Amortization of debt issuance costs recognized as interest expense	—	—	—
	$103	$815	$580
Key components of the 3.25% convertible senior notes due 2023 consist of the following (in thousands):

	Year ended December 31,
	2017	2018	2019
Contractual interest expense	$—	$—	$899
Amortization of debt issuance costs recognized as interest expense	—	—	—
	$—	$—	$899

Term Loan

Term loan consists of the following (in thousands):

	December 31, 2018			December 31, 2019
	Principal Amount**	Debt Discount/ Issuance Costs*	Net Amount	Principal Amount**	Debt Discount/ Issuance Costs*	Net Amount
Term Loan	$—	$—	$—	$134,801	$(12,319)	$122,482

* The term loan was valued using the discounted cash flow method to determine the implied debt discount. The debt discount and issuance costs are being amortized over the life of the term loan.

** The amount presented excludes accrued, but unpaid, payment-in-kind interest of $1.3 million as of December 31, 2019.

In August 2019, in connection with the Recapitalization Transaction, the Company entered into a First Lien Term Loan Facility Credit Agreement (the “New Term Loan Agreement”), with certain of the Investor Parties, and Cortland Capital Market Services LLC, as agent, for a $134.8 million first-lien secured term loan (the “New Term Loan”). The Company also issued common stock and preferred stock (see Note 15 - Common Stock and Preferred Stock) to the Investor Parties.

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

Amortization expense classified as interest expense related to the $3.8 million of debt issuance costs associated with the issuance of the New Term Loan was $0.4 million for the year ended December 31, 2019.

Amortization expense classified as interest expense related to the $10.1 million debt discount associated with the issuance of the New Term Loan was $1.1 million for the year ended December 31, 2019.

Note 11—Credit Facilities
Credit facilities consist of the following (in thousands):

	December 31, 2018			December 31, 2019
	Principal Amount	Debt Issuance Costs	Net Amount	Principal Amount	Debt Issuance Costs	Net Amount
Wells Fargo credit facility	$7,500	$—	$7,500	$—	$—	$—
Great American Capital Partners term loan	20,000	289	19,711	—	—	—
Total credit facilities, net of debt issuance costs	$27,500	$289	$27,211	$—	$—	$—
Wells Fargo
In March 2014, the Company and its domestic subsidiaries entered into a secured credit facility with General Electric Capital Corporation (“GECC”). The credit facility, as amended and subsequently assigned to Wells Fargo Bank, N.A. (“Wells Fargo”) pursuant to its acquisition of GECC, provides for a $75.0 million revolving credit facility subject to availability based on prescribed advance rates on certain domestic accounts receivable and inventory amounts used to compute the borrowing base (the “Credit Facility”). The Credit Facility includes a sub-limit of up to $35.0 million for the issuance of letters of credit. The amounts outstanding under the Credit Facility, as amended, were payable in full upon maturity of the facility on September 27, 2019, except that the Credit Facility would mature on June 15, 2018 if the Company did not refinance or extend the maturity of the convertible senior notes that mature in 2018, provided that any such refinancing or extension shall have a maturity date that is no sooner than six months after the stated maturity of the Credit Facility (i.e., on or about September 27, 2019). On June 14, 2018, the Company entered into a Term Loan Agreement with Great American Capital Partners to provide the necessary capital to refinance the 2018 convertible senior notes (see additional details regarding the Term Loan Agreement below). In addition, on June 14, 2018, the Company revised certain of the Credit Facility documents (and entered into new ones) so that certain of its Hong Kong based subsidiaries became additional parties to the Credit Facility. As a result, the receivables of these subsidiaries can now be included in the borrowing base computation, subject to certain limitations, thereby effectively increasing the amount of funds the Company can borrow under the Credit Facility. Any additional borrowings under the Credit Facility will be used for general working capital purposes. In August 2019, in connection with the Recapitalization Transaction (See Note 10 - Debt), the Company entered into an amended and extended revolving credit facility with Wells Fargo (the “Amended ABL Credit Agreement”). The Amended ABL Credit Agreement, or Amended ABL facility, amends and restates the Company’s existing Credit Facility, dated as of March 27, 2014, as amended, with GECC and subsequently assigned to Wells Fargo, to, among other things, decrease the borrowing capacity from $75.0 million to $60.0 million and extend the maturity to August 9, 2022.
The obligations under the Amended ABL Credit Agreement are guaranteed by the Company, the subsidiary borrowers thereunder and certain of the other existing and future direct and indirect subsidiaries of the Company and are secured by substantially all of the assets of the Company, the subsidiary borrowers thereunder and such other subsidiary guarantors, in each case, subject to certain exceptions and permitted liens. As of December 31, 2018, the amount of outstanding borrowings under the previous Credit Facility was $7.5 million, outstanding stand-by letters of credit totaled $12.8 million and the total excess borrowing capacity was $40.7 million. As of December 31, 2019, the amount of outstanding borrowings was nil, the amount of outstanding stand-by letters of credit totaled $9.2 million and the total excess borrowing capacity was $41.8 million.

The Amended ABL Credit Agreement contains negative covenants that, subject to certain exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Company is also required to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 under certain circumstances, and a minimum liquidity of $25.0 million and a minimum availability of at least $9.0 million. As of December 31, 2018 and December 31, 2019, the Company was in compliance with the financial covenants under the Amended ABL Facility and the previous Credit Facility, as applicable.
Any amounts borrowed under the Amended ABL Facility accrue interest, at either (i) LIBOR plus 1.50%-2.00% (determined by reference to a fixed charge coverage ratio-based pricing grid) or (ii) base rate plus 0.50%-1.00% (determined by reference to a fixed charge coverage ratio-based pricing grid). As of December 31, 2018 and December 31, 2019, the weighted average interest rate on the credit facilities with Wells Fargo was approximately 5.53% and 4.53%, respectively.

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

As of December 31, 2019, off-balance sheet arrangements include letters of credit issued by Wells Fargo of $9.2 million.

Great American Capital Partners

On June 14, 2018, the Company entered into a Term Loan Agreement, Term Note, Guaranty and Security Agreement and other ancillary documents and agreements (the “Term Loan”) with Great American Capital Partners Finance Co., LLC (“GACP”), for itself as a Lender (as defined below) and as the Agent (in such capacity, “Agent”) for the Lenders from time to time party to the Term Loan (collectively, “Lenders”) and the other “Secured Parties” under and as defined therein, with respect to the issuance to the Company by Lenders of a $20.0 million term loan. To secure the Company’s obligations under the Term Loan, the Company granted to Agent, for the benefit of the Secured Parties, a security interest in a substantial amount of the Company’s consolidated assets and a pledge of the majority of the capital stock of various of its subsidiaries. The Term Loan was a secured obligation, second only to the Credit Facility with Wells Fargo, except with respect to certain of the Company’s inventory in which GACP has a priority secured position.

The Term Loan required the repayment of principal in the amount of 10% of the outstanding Term Loan per year (payable monthly) beginning after the first anniversary. All then-outstanding borrowings under the Term Loan would be due, and the Term Loan would terminate, no later than June 14, 2021, unless sooner terminated in accordance with its terms, which included the date of termination of the Wells Fargo Credit Facility and the date that is 91 days prior to the maturity of the Company’s various convertible senior notes due in 2020 (See Note 10 - Debt). The Company was permitted to prepay the Term Loan, which would have required a prepayment fee (i) in year one of up to any unearned and unpaid interest that would have become due and payable in year one had the prepayment not occurred plus 2% of the initial amount of the Term Loan (i.e., $20.0 million), (ii) in year two of 2% of the initial amount of the Term Loan and (iii) in year three of 1% of the initial amount of the Term Loan.

In August 2019, in connection with the Recapitalization Transaction (See Note 10 - Debt), the Company repaid in full and terminated the Term Loan Agreement. As of December 31, 2018 and December 31, 2019, the amount outstanding under the Term Loan was $20.0 million and nil, respectively. Borrowings under the Term Loan accrued interest at LIBOR plus 9.00% per annum. As of December 31, 2018 and December 31, 2019, the weighted average interest rate on the Term Loan was approximately 11.1% and 11.5%, respectively. In connection with this transaction, the Company recognized a loss on extinguishment of the debt of approximately $0.4 million.

Amortization expense classified as interest expense related to the $1.3 million of debt issuance costs associated with the transactions that closed on June 14, 2018 (i.e., the amendment of the Wells Fargo Credit Facility and the GACP Term Loan) and $1.1 million of debt issuance costs associated with the transaction that closed on August 9, 2019 (i.e., Amended ABL Facility) was $0.9 million and $0.6 million for the year ended December 31, 2018 and 2019, respectively.

Note 12—Related Party Transactions
A former director of the Company, who resigned on August 9, 2019 is a partner in a law firm that acts as counsel to the Company. The Company incurred legal fees and expenses to the law firm in the amount of approximately $2.2 million in 2017, $1.3 million in 2018 and $1.5 million in 2019. As of December 31, 2018 and 2019, legal fees and reimbursable expenses of $0.2 million and $0.1 million, respectively, were payable to this law firm.
The owner of NantWorks, the Company’s DreamPlay Toys joint venture partner, beneficially owned more than 5.0% of the Company’s outstanding common stock. Pursuant to the joint venture agreements, the Company is obligated to pay NantWorks a preferred return on joint venture sales. This agreement expired on September 30, 2018. All of the Company's shares beneficially owned by the owner of NantWorks were sold on December 30, 2019.

For the years ended December 31, 2017, 2018 and 2019, preferred returns earned and payable to NantWorks were nil. Pursuant to the amended Toy Services Agreement, NantWorks is entitled to receive a renewal fee in the amount $1.2 million payable in installments of $0.8 million paid on the effective date of the renewal in 2015 and $0.2 million on or before each of August 1, 2016 and 2017. As of December 31, 2018 and 2019, the Company's receivable balance from NantWorks was nil. In addition, the Company previously leased office space from NantWorks. Rent expense, including common area maintenance and parking, for the years ended December 31, 2017, 2018 and 2019 was nil.
In November 2014, the Company entered into a joint venture with Meisheng Cultural & Creative Corp., Ltd., for the purpose of providing certain JAKKS licensed and non-licensed toys and consumer products to agreed-upon territories of the People’s Republic of China. The joint venture includes a subsidiary in the Shanghai Free Trade Zone that sells, distributes and markets these products, which include dolls, plush, role play products, action figures, costumes, seasonal items, technology and app-enhanced toys, based on top entertainment licenses and JAKKS’ own proprietary brands. The Company owns fifty-one percent of the joint venture and consolidates the joint venture since control rests with the Company. The non-controlling interest’s share of the income (loss) from the joint venture for the years ended 2017, 2018 and 2019 was $57,000, ($57,000) and $169,000, respectively.
In October 2016, the Company entered into a joint venture with Hong Kong Meisheng Cultural Company Limited (“Meisheng”), a Hong Kong-based subsidiary of Meisheng Culture & Creative Corp, for the purpose of creating and developing original, multiplatform content for children including new short-form series and original shows. JAKKS and Meisheng each own fifty percent of the joint venture and will jointly own the content. JAKKS will retain merchandising rights for kids’ consumer products in all markets except China, which Meisheng Culture & Creative Corp. will oversee through the Company’s existing distribution joint venture. The non-controlling interest’s share of the loss from the joint venture for the year ended December 31, 2017, 2018, and 2019 was nil. As of December 31, 2019, Meisheng beneficially owns more than 10% of the Company’s outstanding common stock.
In March 2017, the Company entered into an agreement to issue 3,660,891 shares of its common stock at an aggregate price of $19.3 million to a Hong Kong affiliate of its China joint venture partner. After their shareholder and China regulatory approval, the transaction closed on April 27, 2017. Upon the closing, the Company added a representative of Meisheng Culture & Creative Corp as a non-employee director and issued 13,319 shares of restricted stock at a value of $0.1 million, which vested in January 2018. In 2018, the Company issued 41,580 shares of restricted stock at a value of $0.1 million to the non-employee director, which vested in January 2019. In 2019, the Company issued 54,705 shares of restricted stock at a value of $0.1 million to the non-employee director, which vested in January 2020.
Meisheng also serves as a significant manufacturer of the Company. In the first quarter of 2019, Meisheng acquired New Time Group, which was a third-party manufacturer of the Company. For the years ended December 31, 2018 and 2019, the Company made inventory-related payments to Meisheng of approximately $36.2 million and $94.3 million, respectively. As of December 31, 2018 and 2019, amounts due Meisheng for inventory received by the Company, but not paid totaled $3.6 million and $18.1 million, respectively.
A director of the Company is a portfolio manager at Oasis Management. In August 2017, the Company agreed with Oasis Management and Oasis Investments II Master Fund Ltd., the holder of approximately $21.6 million face amount of its 4.25% convertible senior notes due in 2018, to exchange and extend the maturity date of these notes to November 1, 2020. The transaction closed on November 7, 2017. In July 2018, the Company closed a transaction with Oasis Management and Oasis Investments II Master Fund Ltd., to exchange $8.0 million face amount of the 4.25% convertible senior notes due in August 2018 with convertible senior notes similar to those issued in November 2017. In August 2019, the Company entered into the Recapitalization Transaction. In connection with the Recapitalization Transaction, the Company issued (i) amended and restated notes with respect to the $21.6 million Oasis Note issued on November 7, 2017, and the $8.0 million Oasis Note issued on July 26, 2018, and (ii) a new $8.0 million convertible senior note having the same terms as such amended and restated notes. Interest on the New Oasis Notes is payable on each May 1 and November 1 until maturity and accrues at an annual rate of (i) 3.25% if paid in cash or 5.00% if paid in stock plus (ii) 2.75% payable in kind. The New Oasis Notes mature 91 days after the amounts outstanding under the New Term Loan are paid in full, and in no event later than July 3, 2023.
A director of the Company is a director at Benefit Street Partners. Benefit Street Partners funded $25.8 million of the New Term Loan issued in connection with the Recapitalization Transaction (See Note 10 - Debt). Amounts outstanding under the New Term Loan accrue interest at 10.50% per annum, payable semi-annually (with 8% per annum payable in cash and 2.5% per annum payable in kind). The New Term Loan matures on February 9, 2023.

A director of the Company is the managing Partner and portfolio manager at Axar Capital Management. Axar Capital Management funded $26.3 million of the New Term Loan issued in connection with the Recapitalization Transaction (See Note 10 - Debt). Amounts outstanding under the New Term Loan accrue interest at 10.50% per annum, payable semi-annually (with 8% per annum payable in cash and 2.5% per annum payable in kind). The New Term Loan matures on February 9, 2023.
Note 13—Income Taxes
The Company does not file a consolidated return with its foreign subsidiaries. The Company files federal and state returns and its foreign subsidiaries file returns in their respective jurisdiction.

For the years ended 2017, 2018 and 2019, the provision for income taxes, which included federal, state and foreign income taxes, was an expense of $1.6 million, $3.0 million, and $1.9 million, respectively, reflecting effective tax provision rates of (2.0%), (7.5%), and (3.6%), respectively.

For the years ended 2017 and 2018, provision for income taxes includes federal, state and foreign income taxes at effective tax rates of (2.0%) and (7.5%). Exclusive of discrete items, the effective tax provision rate would be (2.8%) in 2017 and (9.6%) in 2018.

The 2019 tax expense of $1.9 million included a discrete tax expense of $0.2 million primarily comprised of return to provision and uncertain tax position adjustments. Absent these discrete tax expenses, the Company’s effective tax rate for 2019 was (3.1%), primarily due to state taxes and taxes on foreign income.

As of December 31, 2018 and 2019, the Company had net deferred tax liabilities of approximately $1.0 million and $14,000, respectively, primarily related to foreign jurisdictions.

Provision for income taxes reflected in the accompanying consolidated statements of operations are comprised of the following (in thousands):

	Year ended December 31,
	2017	2018	2019
Federal	$550	$(1,475)	$(212)
State and local	51	62	66
Foreign	2,256	4,154	3,037
Total Current	2,857	2,741	2,891
Deferred	(1,251)	210	(979)
Total	$1,606	$2,951	$1,912

The components of deferred tax assets/(liabilities) are as follows (in thousands):

	December 31,
	2018		2019
Net deferred tax assets/(liabilities):
Reserve for sales allowances and possible losses	$478		$686
Accrued expenses	938		2,381
Prepaid royalties	2,659		6,224
Accrued royalties	5,973		2,314
Inventory	10,751		10,309
State income taxes	19		17
Property and equipment	2,635		1,952
Goodwill and intangibles	11,542		9,185
Share-based compensation	773		894
Undistributed foreign earnings	(2,121)		(1,970)
Interest limitation	2,210		3,539
Operating lease right-of-use assets	—		(7,422)
Operating lease liabilities	—		8,195
Federal and state net operating loss carryforwards	46,759		53,845
Credit carryforwards	1,121		909
Other	(633)		1,706
Gross	83,104		92,764
Valuation allowance	(84,097)		(92,778)
Total net deferred tax liabilities	$(993)	*	$(14)	*
*As of December 31, 2018, a deferred tax asset of $438 was reported as other long term assets in the consolidated balance sheets and $1,431 was reported as a deferred income tax liability, net in the consolidated balance sheets. As of December 31, 2019, a deferred tax asset of $212 was reported as other long term assets in the consolidated balance sheets and $226 was reported as a deferred income tax liability, net in the consolidated balance sheets.
Provision for income taxes varies from the U.S. federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates:

	Year ended December 31,
	2017	2018	2019
Federal income tax expense	35.0%	21.0%	21.0%
State income tax expense, net of federal tax effect	5.0	9.7	6.1
Effect of differences in U.S. and foreign statutory rates	1.9	2.0	0.6
Uncertain tax positions	—	(0.8)	(0.3)
Provision to return	(0.7)	(40.6)	(1.6)
Non-deductible expenses	(48.0)	(16.9)	(13.0)
Other	(0.2)	(0.6)	(0.4)
Foreign tax credit	20.3	—	—
Undistributed foreign earnings	57.3	4.5	0.2
Effect of change in federal statutory rate	(23.0)	—	—
Valuation allowance	(49.6)	14.2	(16.2)
	(2.0)%	(7.5)%	(3.6)%

Deferred taxes result from temporary differences between tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. The temporary differences result from costs required to be capitalized for tax purposes by the U.S. Internal Revenue Code (“IRC”), and certain items accrued for financial reporting purposes in the year incurred but not deductible for tax purposes until paid. The Company has established a valuation allowance on net deferred tax assets in the United States since, in the opinion of management, it is more likely than not that the U.S. net deferred tax assets will not be realized.

The components of income (loss) before provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2017	2018	2019
Domestic	$(85,288)	$(58,693)	$(61,798)
Foreign	3,866	19,219	8,331
	$(81,422)	$(39,474)	$(53,467)
The Company uses a recognition threshold and measurement process for recording in the consolidated financial statements uncertain tax positions (“UTP”) taken or expected to be taken in a tax return.

During 2018, approximately $0.6 million of additional UTP was recognized, and approximately $0.4 million of the liability for UTP was de-recognized. Approximately $0.1 million of additional UTP related to foreign withholding taxes was recognized in 2019.

Current interest on uncertain income tax liabilities is recognized as a component of the income tax provision recognized in the consolidated statements of operations. During 2017, the Company did not recognize any current year interest expense relating to UTPs. During 2018, the Company recognized $0.1 million of current interest expense relating to UTPs. During 2019, the Company recognized an additional $40,000 of current interest expense relating to UTPs.

The following table provides further information of UTPs that would affect the effective tax rate, if recognized, as of December 31, 2019 (in millions):

Balance, December 31, 2016	$2.3
Current year additions	0.1
Current year reduction due to lapse of applicable statute of limitations	(1.1)
Balance, December 31, 2017	1.3
Current year additions	0.6
Current year reduction due to audit settlement	(0.4)
Balance, December 31, 2018	1.5
Current year additions	0.1
Balance, December 31, 2019	$1.6
The Company does not expect the gross unrecognized tax benefits to significantly change within the next 12 months.

Tax years 2016 through 2018 remain subject to examination in the United States. The tax years 2015 through 2018 are generally still subject to examination in the various states. The tax years 2013 through 2018 are still subject to examination in Hong Kong. In the normal course of business, the Company is audited by federal, state and foreign tax authorities.

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

Based on the Company's evaluation of all positive and negative evidence, as of December 31, 2019, a valuation allowance of $92.8 million has been recorded against the deferred tax assets that more likely than not will not be realized. For the year ended December 31, 2019, the valuation allowance increased by $8.7 million from $84.1 million at December 31, 2018 to $92.8 million at December 31, 2019. The net deferred tax liabilities of $1.0 million in 2018 represent the net deferred tax liabilities in the foreign jurisdiction, where the Company is in a cumulative income position, partially offset by the U.S. deferred tax assets related to the AMT credit carryforwards. The net deferred tax liabilities of $14,000 in 2019 represent the net deferred tax liabilities in the foreign jurisdiction, where the Company is in a cumulative income position, partially offset by the U.S. deferred tax assets related to the AMT credit carryforwards.

At December 31, 2019, the Company has U.S. federal net operating loss carryforwards, or "NOLs", of approximately $164.1 million, which will begin to expire in 2031. At December 31, 2019, the Company's state NOLs were mainly from California. The majority of the approximately $209.3 million of California NOLs will begin to expire in 2031. At December 31, 2019, the Company had foreign tax credit carryforwards of approximately $0.1 million, which will begin to expire in 2027. At December 31, 2019, the Company had federal research and development tax credit carryforwards ("credit carryforwards") of approximately $0.5 million, which will begin to expire in 2029. At December 31, 2019, the Company had state research and development tax credits of approximately $0.1 million, which carry forward indefinitely. Utilization of certain NOLs and research credit carryforwards may be subject to an annual limitation due to ownership change limitations set forth in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and comparable state income tax laws. Any future annual limitation may result in the expiration of NOLs and credit carryforwards before utilization.

Note 14—Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in its consolidated balance sheets. The Company does not have any finance leases.

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

The Company has operating leases for corporate offices, warehouses, and certain equipment. The Company’s leases have remaining lease terms of 1 to 8 years, some of which include options to extend the lease for up to 10 years, and some of which include options to terminate the lease within 1 year. As of December 31, 2019, the Company’s weighted average remaining lease term is approximately 4 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.30%. Rent expense for the years ended December 31, 2017 and 2018 totaled $12.2 million and $12.7 million, respectively.

Operating lease costs are recognized on a straight-line basis over the lease term. Total operating lease costs for the year ended December 31, 2019 were $12.9 million. Of the $12.9 million, $2.4 million related to short-term and variable lease costs, including common area maintenance charges, management fees, taxes and storage fees. Sublease rental income was $1.1 million in 2019. The Company had a cash outflow of $11.8 million related to operating leases for the year ended December 31, 2019.

As of December 31, 2018, future minimum lease payments under long-term non-cancelable leases, as classified under ASC 840 were as follow:

2019	$11,934
2020	9,699
2021	9,456
2022	9,486
2023	5,969
Thereafter	1,160
$47,704

The following table represents a reconciliation of the Company’s undiscounted future minimum lease payments under operating leases to the lease liability as of December 31, 2019 (in thousands):

Year ending December 31,
2020	$11,111
2021	10,802
2022	10,143
2023	5,681
2024	397
Thereafter	521
Total lease payments	38,655
Less imputed interest	3,572
Total	$35,083

Note 15—Common Stock and Preferred Stock
Common Stock
The Company has 105,000,000 authorized shares of stock consisting of 100,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. On December 31, 2018 shares issued and outstanding were 29,169,913, and on December 31, 2019, shares issued and outstanding were 35,210,371.
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
In January and February 2017, the Company issued an aggregate of 873,787 shares of restricted stock at a value of approximately $4.5 million to two executive officers, which vest, subject to certain company financial performance criteria and market conditions, over a three-year period. In addition, an aggregate of 94,102 shares of restricted stock at an aggregate value of approximately $0.5 million were issued to its five non-employee directors, which vested in January 2018.
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
In January 2018, the Company issued an aggregate of 1,914,894 shares of restricted stock at a value of approximately $4.5 million to two executive officers, which vest, subject to certain company financial performance criteria and market conditions, over a three-year period. In addition, an aggregate of 249,480 shares of restricted stock at an aggregate value of approximately $0.6 million were issued to its six non-employee directors, which vested in January 2019.

During 2018, an executive officer surrendered an aggregate of 42,346 shares of restricted stock for $98,000 to cover income taxes due on the vesting of restricted shares.

In January 2019, the Company was obligated to issue an aggregate of 3,061,224 shares of restricted stock at a value of approximately $4.5 million to two executive officers pursuant to the applicable employment contracts. The shares were not issued at that time due to insufficient shares available in the 2002 Stock Award and Incentive Plan. Such shares were subsequently approved by the Company's shareholders and issued in July 2019. In addition, an aggregate of 328,230 shares of restricted stock at an aggregate value of approximately $0.5 million were issued to its six non-employee directors. In August 2019, the Board resolved to accelerate and immediately vest upon closing of the Recapitalization Transaction, 164,166 shares of the annual stock compensation granted to resigning members of the Board on January 1, 2019. Each resigning Board member forfeited the remaining balance of the annual stock compensation granted on January 1, 2019, or an aggregate of 54,704 shares. The remaining 109,360 shares of restricted stock vested in January 2020.
During 2019, certain employees, including executive officers, surrendered an aggregate of 190,981 shares of restricted stock for $273,000 to cover income taxes due on the vesting of restricted shares.
On August 9, 2019, in connection with the Recapitalization Transaction (see Note 10 - Debt), the Company issued to the Investor Parties, in the aggregate, 5,853,002 shares of Common Stock valued at $4.2 million on the date of issuance (the "New Common Equity").
All issuances of common stock, including those issued pursuant to stock option and warrant exercises, restricted stock grants and acquisitions, are issued from the Company’s authorized but not issued and outstanding shares.
No dividend was declared or paid in 2018 and 2019.
Preferred Stock
On August 9, 2019, in connection with the Recapitalization Transaction (see Note 10 - Debt), the Company issued 200,000 shares of Series A Senior Preferred Stock (the “Series A Preferred Stock”), $0.001 par value per share, to the Investor Parties (the “New Preferred Equity”). As of December 31, 2019, 200,000 shares of Series A Preferred Stock were outstanding.
Each share of Series A Preferred Stock has an initial value of $100 per share, which is automatically increased for any accrued and unpaid dividends (the “Accreted Value”).
The Series A Preferred Stock has the right to receive dividends on a quarterly basis equal to 6.0% per annum, payable in cash or, if not paid in cash, by an automatic accretion of the Series A Preferred Stock. No dividends have been declared or paid. For the year ended December 31, 2019, the Company recorded $483,000 of preferred stock dividends as an increase in the value of the Series A Preferred Stock.
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
The Company has the right, but is not required, to repurchase all or a portion of the Series A Preferred Stock at its Liquidation Preference at any time after payment in full of the New Term Loan (see Note 10 - Debt).

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
The embedded redemption upon a change of control must be accounted for separately from the Series A Preferred Stock. The redemption provision specifies if certain events that constitute a change of control occur; the Company may be required to settle the Series A Preferred Stock at 150% of its accreted amount. Accordingly, the redemption provision meets the definition of a derivative, and its economic characteristics are not considered clearly and closely related to the economic characteristics of the Series A Preferred Stock, which is considered more akin to a debt instrument than equity.

Accordingly, these two embedded derivatives are required to be bundled into a single derivative instrument and accounted for separately from the Series A Preferred Stock at fair value.

The Company considers the repurchase option to have no value as the likelihood is remote that this event, within the Company’s control, would ever occur. On August 9, 2019, the Company determined that the fair value of the redemption provision upon a change of control was $4.9 million and recorded as a long term liability. In subsequent periods, the liability is accounted for at fair value, with changes in fair value recognized as other income (expense) on the Company's consolidated statements of operations. The value of the redemption provision explicitly considered the present value of the potential premium that would be paid related to, and the probability of, an event that would trigger its payment. The probability of a triggering event was based on management’s estimates of the probability of a change of control event occurring.

As of December 31, 2019, the Series A Preferred Stock is recorded in temporary equity at the amount of accrued, but unpaid dividends of $483,000, and the redemption provision, as a bifurcated derivative, is recorded as a long term liability with an estimated value of $5.2 million.

The following table provides a reconciliation of the beginning and ending balances of the Series A Preferred Stock, which is recorded in temporary equity:

	Year ended December 31,
	2018	2019
Balance, January 1,	$—	$—
Preferred stock accrued dividends	—	483
Balance, December 31,	$—	$483

Note 16—Fair Value Measurements

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2019 (in thousands):

	Carrying Amount as of December 31, 2018	Fair Value Measurements As of December 31, 2018
		Level 1	Level 2	Level 3
3.25% convertible senior notes due in 2020	$27,974	$—	$—	$27,974

	Carrying Amount as of December 31, 2019	Fair Value Measurements As of December 31, 2019
		Level 1	Level 2	Level 3
3.25% convertible senior notes due in 2020	$—	$—	$—	$—
3.25% convertible senior notes due in 2023	50,753	—	—	50,753
Preferred stock derivative liability	5,247	—	—	5,247
The following table provides a reconciliation of the beginning and ending balances of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

3.25% convertible senior notes due in 2020	Year ended December 31,
	2018	2019
Balance at January 1,	$22,469	$27,974
Issuance of 3.25% convertible senior notes	8,000	—
Additions	—	7,250
Loss on extinguishment of convertible senior notes	453	10,417
Extinguishment of convertible senior notes	—	(48,170)
Change in fair value	(2,948)	2,529
Balance at December 31,	$27,974	$—

3.25% convertible senior notes due 2023	Year ended December 31,
	2018	2019
Balance at January 1,	$—	$—
New issuance ($29.6 million face value)	—	37,916
New issuance ($8.0 million face value)	—	10,254
Change in fair value	—	2,583
Balance at December 31,	$—	$50,753

Preferred stock derivative liability	Year ended December 31,
	2018	2019
Balance at January 1,	$—	$—
New issuance of Series A Preferred Stock ($20.0 million face value)	—	4,894
Change in fair value	—	353
Balance at December 31,	$—	$5,247
The Company’s accounts receivable, accounts payable, term loan and accrued expenses represent financial instruments. The carrying value of these financial instruments is a reasonable approximation of fair value.

In August 2017, the Company agreed with Oasis, the holder of approximately $21.6 million face amount of its 4.25% convertible senior notes due in 2018, to extend the maturity date of these notes to November 1, 2020. In addition, the interest rate was reduced to 3.25% per annum and the conversion rate was increased to 328.0302 shares of the Company’s common stock per $1,000 principal amount of notes, among other things. These notes are hereafter referred to as the “3.25% convertible senior notes due in 2020” or “3.25% 2020 Notes.” After execution of a definitive agreement and final approval by the other members of the Company’s Board of Directors and Oasis’ Investment Committee, the transaction closed on November 7, 2017. On July 26, 2018, the Company closed a transaction with Oasis to exchange $8.0 million face amount of the 4.25% convertible senior notes due in August 2018 with convertible senior notes similar to those issued to Oasis in November 2017. The new notes mature on November 1, 2020, accrue interest at an annual rate of 3.25% and are convertible into shares of the Company’s common stock at a rate of 322.2688 shares per $1,000 principal amount of the new notes. The conversion price of the 3.25% 2020 Notes reset on November 1, 2018 to $2.54 per share and the conversion rate was increased to 393.7008 of the Company's common stock per $1,000 principal amount of notes.
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
In connection with these transactions, the Company elected the fair value option of measurement for the 3.25% 2020 Notes and the 3.25% 2023 Notes, under ASC 815, Derivatives and Hedging. As a result, these notes are re-measured each reporting period using Level 3 inputs (Monte Carlo simulation model and inputs for stock price, risk-free rate and volatility), with changes in fair value reflected in current period earnings in its consolidated statements of operations.
The fair value of the 4.875% convertible senior notes due 2020 as of December 31, 2018 and 2019 was $93.2 million (principal amount of $113.0 million) and $1.7 million (principal amount of $1.9 million), respectively, based upon the most recent quoted market prices. The fair values of the convertible senior notes are considered to be Level 3 measurements on the fair value hierarchy.

In connection with the Recapitalization Transaction, the Company also issued 200,000 shares of Series A Preferred Stock, to the Investor Parties. The fair value of the Series A Preferred Stock derivative liability is calculated using unobservable inputs (Level 3 fair measurements). The value of the redemption provision explicitly considered the present value of the potential premium that would be paid related to, and the probability of, an event that would trigger its payment. The probability of a triggering event was based on management’s estimates of the probability of a change of control event occurring.

Note 17—Commitments
The Company has entered into various license agreements whereby the Company may use certain characters and intellectual properties in conjunction with its products. Generally, such license agreements provide for royalties to be paid ranging from 1% to 23% of net sales with minimum guarantees and advance payments.
In the event the Company estimates that a shortfall in achieving the minimum guarantee is probable, a liability is recorded for the estimated shortfall and charged to royalty expense.
Future annual minimum royalty guarantees as of December 31, 2019 are as follows (in thousands):

2020	$39,653
2021	12,779
2022	535
2023	10
2024	20
$52,997
The Company has entered into employment and consulting agreements with certain executives expiring through December 31, 2021. The aggregate future annual minimum guaranteed amounts due under those agreements as of December 31, 2019 are as follows (in thousands):

2020	$6,948
2021	4,050
$10,998
Note 18—Share-Based Payments
Under its 2002 Stock Award and Incentive Plan (“the Plan”), which incorporated its Third Amended and Restated 1995 Stock Option Plan, the Company has reserved shares of its common stock for issuance upon the exercise of options granted under the Plan, as well as for the awarding of other securities. Under the Plan, employees (including officers), non-employee directors and independent consultants may be granted options to purchase shares of common stock, restricted stock units and other securities (see Note 15 - Common Stock and Preferred Stock). The vesting of these share-based awards may vary, but typically vest over a requisite service period or are based on performance criteria, with a maximum vesting period of 3 years. Restricted shares typically vest in the same manner, with the exception of certain awards vesting over one to two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service period. Compensation expense for performance-awards is measured based on the amount of shares ultimately expected to vest, estimated at each reporting date based on management expectations regarding the relevant performance criteria. As of December 31, 2019, 1,268,956 shares were available for future grant. Additional shares may become available to the extent that options or shares of restricted stock presently outstanding under the Plan terminate or expire.
Restricted Stock
Under the Plan, share-based compensation payments may include the issuance of shares of restricted stock. Restricted stock award grants are based upon employment contracts, which vary by individual and year, and are subject to vesting conditions.

The following table summarizes the restricted stock award activity, annually, for the years ended December 31, 2017, 2018 and 2019:

	Restricted Stock Awards (RSA)
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2016	196,453	$7.01
Awarded	981,208	5.15
Released	(187,224)	7.05
Forfeited	(9,229)	6.32
Outstanding, December 31, 2017	981,208	4.12
Awarded	2,164,374	1.88
Released	(194,800)	5.14
Forfeited	—	—
Outstanding, December 31, 2018	2,950,782	2.41
Awarded	3,389,455	1.07
Released	(692,464)	2.49
Forfeited	(54,704)	1.47
Outstanding, December 31, 2019	5,593,069	1.60
As of December 31, 2019, there was $3.7 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 2.14 years.
Restricted Stock Units
Under the Plan, share-based compensation payments may include the issuance of Restricted Stock Units (RSUs) to employees, which occurs approximately once per year and are subject to vesting conditions. RSUs are valued at the market price of the shares underlying the award on the date of grant.

The following table summarizes the RSU award activity, annually for the years ended December 31, 2017, 2018 and 2019:

	Restricted Stock Units (RSU)
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2016	—	$—
Awarded	1,001,206	4.68
Released	—	—
Forfeited	(42,014)	4.68
Outstanding, December 31, 2017	959,192	4.68
Awarded	357,143	1.96
Released	(125,290)	5.15
Forfeited	(138,879)	4.56
Outstanding, December 31, 2018	1,052,166	3.72
Awarded	1,334,312	0.77
Released	(161,486)	3.80
Forfeited	(1,197,809)	1.60
Outstanding, December 31, 2019	1,027,183	2.34
As of December 31, 2019, there was $0.7 million of total unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 1.33 years.
Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense and related tax benefits recognized (in thousands):

	Year Ended December 31,
	2017	2018	2019
Share-based compensation expense	$3,112	$2,434	$2,868

Stock Options
There has been no stock option activity since December 31, 2015.
Non-Employee Stock Warrants
In 2012, the Company granted 1,500,000 stock warrants with an exercise price of $16.28 per share and a five-year term to a third-party as partial consideration for the exclusive right to use certain recognition technology in connection with the Company’s toy products. All warrants vested upon grant and expired unexercised on September 12, 2017.
The Company measured the fair value of the warrants granted on the measurement date. The fair value of the 2012 stock warrant was capitalized as an intangible asset and had been amortized to expense in the consolidated statements of operations as the related product net sales were recognized.
Note 19—Employee Benefits Plan
The Company sponsored for its U.S. employees, a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Plan provided that employees may defer up to 50% of their annual compensation subject to annual dollar limitations, and that the Company would make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation. The Company eliminated the match on March 31, 2019. Company matching contributions, which vested immediately, totaled $2.3 million, $2.4 million and $1.1 million for the years ended December 31, 2017, 2018 and 2019, respectively.

Note 20—Supplemental Information to Consolidated Statements of Cash Flows
In 2017, certain employees – including an executive officer, surrendered an aggregate of 29,689 shares of restricted stock at a value of less than $0.1 million to cover their income taxes due on the 2017 vesting of the restricted shares granted to them in 2011 and 2013.
In 2017, the Company issued approximately 3.0 million shares of its common stock with a value of $15.5 million to extinguish a portion of the 2018 convertible senior notes (see Note 10 - Debt).
In 2018, an executive officer surrendered an aggregate of 42,346 shares of restricted stock at a value of less than $0.1 million to cover income taxes due on the 2018 vesting of the restricted shares granted to them in 2016 and 2017.
In 2019, two executive officers surrendered an aggregate of 143,910 shares of restricted stock at a value of less than $0.1 million to cover income taxes due on the 2019 vesting of the restricted shares granted to them in 2016, 2017, and 2018.
On August 9, 2019, in connection with the Recapitalization Transaction (see Note 10 - Debt), the Company issued to the Investor Parties, in the aggregate, 5,853,002 shares of Common Stock valued at $4.2 million on the date of issuance.
On August 9, 2019, in connection with the Recapitalization Transaction (see Note 10 - Debt), the Company issued 200,000 shares of Series A Senior Preferred Stock (the “Series A Preferred Stock”), $0.001 par value per share, to the Investor Parties. The Company determined that the fair value of the redemption provision upon a change of control was $4.9 million.
Note 21—Selected Quarterly Financial Data (Unaudited)
Selected unaudited quarterly financial data for the years 2018 and 2019 are summarized below. The Company has derived this data from the unaudited consolidated interim financial statements that, in the Company's opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

	2018				2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$93,004	$105,781	$236,699	$132,326	$70,826	$95,182	$280,130	$152,511
Gross profit	$22,959	$27,941	$64,330	$40,486	$14,340	$17,746	$80,859	$46,400
Income (loss) from operations	$(35,658)	$(12,140)	$20,043	$(4,418)	$(24,041)	$(18,649)	$35,662	$(10,761)
Income (loss) before provision (benefit) for income taxes	$(38,529)	$(16,497)	$17,652	$(2,100)	$(29,372)	$(21,896)	$17,430	$(19,629)
Net income (loss)	$(36,193)	$(18,588)	$15,699	$(3,343)	$(29,127)	$(22,485)	$16,414	$(20,181)
Net income (loss) attributable to JAKKS Pacific, Inc.	$(36,244)	$(18,559)	$15,682	$(3,247)	$(29,158)	$(22,542)	$16,445	$(20,293)
Basic earnings (loss) per share	$(1.57)	$(0.80)	$0.68	$(0.14)	$(1.24)	$(0.96)	$0.60	$(0.70)
Weighted average shares outstanding	23,100	23,106	23,106	23,106	23,557	23,600	27,085	29,617
Diluted earnings (loss) per share	$(1.57)	$(0.80)	$0.38	$(0.14)	$(1.24)	$(0.96)	$0.51	$(0.70)
Weighted average shares and equivalents outstanding	23,100	23,106	45,686	23,106	23,557	23,600	60,345	29,617
Quarterly and year-to-date computations of income (loss) per share amounts are made independently. Therefore, the sum of the per-share amounts for the quarters may not agree with the per share amounts for the year.

Note 22—Litigation and Contingencies
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
In the normal course of business, the Company may provide certain indemnifications and/or other commitments of varying scope to a) its licensors, customers and certain other parties, including against third-party claims of intellectual property infringement, and b) its officers, directors and employees, including against third-party claims regarding the periods in which they serve in such capacities with the Company. The duration and amount of such obligations is, in certain cases, indefinite. The Company's director’s and officer’s liability insurance policy may, however, enable it to recover a portion of any future payments related to its officer, director or employee indemnifications. For the past five years, costs related to director and officer indemnifications have not been significant. Other than certain liabilities recorded in the normal course of business related to royalty payments due the Company's licensors, no liabilities have been recorded for indemnifications and/or other commitments.

Note 23—Subsequent Event

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, it is extremely challenging for the Company to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020. March year-to-date syndicated market data for the United States shows a number of manufacturers’ sell-thru at retail substantially up, and others down, vs. prior year. How long these trends continue, and whether they represent a pulling forward of future sales or a deferment of intended sales remains to be seen.

Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, it is likely the pandemic will have a material adverse effect on the Company’s sales expectations for fiscal year 2020. The Company has embarked upon cost mitigating efforts, but even if those efforts achieve 100% of their intended results, it is not clear as of the date of this filing whether the Company will be compliant with its debt covenants. Management remains confident that it has the support of its lenders and it will be able to find some reasonable accommodation with its lenders in the event that covenants cannot be met in light of the COVID-19 impact.

In mid-March, the Company began migrating to a work-from-home model in compliance with local guidance. In early April, the Company began to reassess its revenue and expense projections for the year in an attempt to anticipate decreases in customer and consumer demand based on the uncertainty associated with the pandemic. In parallel, the Company began a review of worldwide spending to identify both short-term and long-term cost savings measures to preserve both profitability and liquidity in light of the potential for decreased product demands. By late April, the Company had identified new revenue and spending objectives for the year and synchronized those expectations across the senior leadership team. It is the Company’s intention to carefully monitor the pandemic’s impact across markets, channels and customers and strike the right balance of pursuing opportunity while minimizing risk to the Company’s long-term health.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to monitor and explore any relevant government assistance programs that could support either cash liquidity or operating results in the short-medium term. As of the filing of this document, the Company continues to have no draw down on its credit facility with Wells Fargo.

The Company has applied for funds under the Paycheck Protection Program after the period end in the amount of $10.0 million. The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its future adherence to the forgiveness criteria.

In connection with the Company’s continued efforts to restore profitability, on April 17, 2020, the Company commenced a planned 26% (unaudited) reduction in its workforce. The Company expects to incur severance and restructuring charges of approximately $1.7 million (unaudited), consisting solely of cash expenditures for employee termination and severance costs, starting in the second quarter of 2020 through the end of 2020.

JAKKS PACIFIC, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2017, 2018 and 2019
Allowances are deducted from the assets to which they apply, except for sales returns and allowances.

	Balance at Beginning of Period	Charged to Costs and Expenses	Net Deductions and other	Balance at End of Period
	(In thousands)
Year ended December 31, 2017:
Allowance for:
Uncollectible accounts	$2,864	$11,803	$(3,727)	$10,940
Reserve for sales returns and allowances	16,424	42,654	(41,456)	17,622
	$19,288	$54,457	$(45,183)	$28,562
Year ended December 31, 2018:
Allowance for:
Uncollectible accounts	$10,940	$9,586	$(18,377)	$2,149
Reserve for sales returns and allowances	17,622	46,759	(34,978)	29,403
	$28,562	$56,345	$(53,355)	$31,552
Year ended December 31, 2019:
Allowance for:
Uncollectible accounts	$2,149	$864	$381	$3,394
Reserve for sales returns and allowances	29,403	42,618	(33,656)	38,365
	$31,552	$43,482	$(33,275)	$41,759

Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report, have concluded that as of December 31, 2019, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in the reports we file or submit with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). We believe that, as of December 31, 2019, our internal control over financial reporting was effective based upon those criteria.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

  Directors and Executive Officers

Our Directors and executive officers are as follows:

Name	Age	Positions with the Company

Stephen G. Berman	55	Chairman, Chief Executive Officer, President, Secretary and Director
John L. Kimble	50	Executive Vice President and Chief Financial Officer
John J. McGrath	54	Chief Operating Officer
Alexander Shoghi	38	Director
Zhao Xiaoqiang	52	Director
Andrew Axelrod	36	Director
Matthew Winkler	38	Director
Joshua Cascade	46	Director
Carole Levine	62	Director

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

Andrew Axelrod is the Managing Partner and Portfolio Manager of Axar Capital Management LP, an investment management firm that he founded in April 2015. Before founding Axar Capital Management, Mr. Axelrod worked at Mount Kellett Capital Management LP, a private equity investment firm, from 2009 to 2014. At Mount Kellett Capital Management, he was promoted to Co-Head of North America Investments in 2011 and became a Partner in 2013. Prior to joining Mount Kellett Capital Management, Mr. Axelrod worked at Kohlberg Kravis Roberts & Co. L.P. from 2007 to 2008 and The Goldman Sachs Group, Inc. from 2005 to 2006. Mr. Axelrod has served as chairman of the board of directors of Livestyle Holdings LLC since December 2016, Terra Capital Partners since February 2018 and StoneMor Partners LP (NYSE: STON) since June 2019. Mr. Axelrod graduated magna cum laude from Duke University with a Bachelor of Science degree in Economics.

Matthew Winkler is currently a Managing Director at Benefit Street Partners (“BSP”), a leading credit-focused alternative asset management firm with approximately $27 billion in assets under management. BSP is a wholly owned subsidiary of Franklin Resources, Inc. that, together with its various subsidiaries, operates as Franklin Templeton. Mr. Winkler joined Benefit Street Partners in July 2014. Prior thereto, from November 2009 to March 2014, he worked in the Special Assets Group at Goldman Sachs. From July 2003 to November 2009, Mr. Winkler held analyst positions at different firms, focusing on areas such as special situations, distressed debt, and mergers and acquisitions. He holds a Bachelor of Arts in Public and Private Sector Organization from Brown University.

Joshua Cascade is a private equity investor with over two decades of private equity experience. From 2014 to 2018 he was a Managing Partner at Wellspring Capital Management, an American private equity firm focused on leveraged buyout investments in middle-market companies, where he previously served as a Partner from 2007 to 2014 and a Principal from 2002 to 2006. As a Managing Partner, he was one of five individuals responsible for firm management. From 1998 to 2002, he was an associate at Odyssey Investment Partners. From 1994 to 1998 he was an Analyst (1994-1996) and an Associate (1996-1998) at The Blackstone Group. Mr. Cascade also teaches a course on leveraged buyouts at Yale School of Management and University of Michigan, Ross School of Business and is a frequent MBA lecturer at numerous institutions. Mr. Cascade graduated with highest distinction from the University of Michigan, Ann Arbor, with a Bachelor of Arts degree in Business Administration.

Carole Levine is currently a Consumer Products Marketing & Sales Consultant, where she works with clients in a range of industries, including toy manufacturing, entertainment, and food and beverage. From 1994 to 2017, she held a number of positions at Mattel, Inc., an American multinational toy manufacturing company, including Vice President, Sales, Mattel & Fisher-Price Emerging Channels (from 2005 to 2012), Vice President, Global Marketing (from 2012 to 2015), Vice President, Interim General Manager, RoseArt (from 2015 to 2017) and Vice President, Retail Business Development - Mattel Consumer Products (from 2015 to 2017). She has also been the Co-Chairman of the Children Affected by AIDS Foundation, Los Angeles for over 10 years and a member of the Licensing Industry Marketing Association. She holds a Bachelor of Arts degree in Sociology from the University of Colorado, Boulder and participated in the Accelerated Executive Marketing Program at Northwestern University’s Kellogg School of Business.

Classification of Directors

In November 2019, our stockholders approved the Company’s Amended and Restated Certificate of Incorporation, which divided the Board of Directors into three classes, as nearly equal in number as possible with one class standing for election each year for a three-year term. At our 2020 Annual Meeting we will be electing directors pursuant to a class system, directors in Class I will be elected to a one-year term and directors in Class II will be elected to a two-year term. The directors in Class III were designated and identified in the Certificate of Designations with their initial terms expiring at the annual meeting of our stockholders to be held in 2023, and thereafter the directors in Class III will be elected to a three-year term solely by the holders of our Series A Senior Preferred Stock and the common stockholders have no right to vote with respect to the election of such Class III directors. At each Annual Meeting of Stockholders following the 2020 Annual Meeting the successors of the class of directors whose term expires shall be elected to hold office for a term expiring at the Annual Meeting of Stockholders to be held in the third year following the year of their election, with each director in each such class to hold office until his or her successor is duly elected and qualified.

Pursuant to our Second Amended and Restated By-laws, vacancies on our Board of Directors may only be filled as follows: (i) any vacancy in our Board of Directors relating to a Common Director (Messrs. Berman, Zhao and Shoghi) may be filled by the vote of a majority of the remaining directors then in office, although less than a quorum, or by the sole remaining director; (ii) any vacancy in our Board of Directors relating to a New Independent Common Director (Ms. Levine and Mr. Cascade) may be filled by the vote of a majority of the remaining directors then in office, although less than a quorum, or by the sole remaining director, in each case, solely in accordance with the recommendation of the Nominating Committee, with an individual selected by the Nominating Committee from the Preapproved List (as defined in the Nominating Committee Charter); and (iii) any vacancy in our Board of Directors relating to a Series A Preferred Director (Messrs. Axelrod and Winkler) may be filled by the vote of a majority of the remaining directors then in office, although less than a quorum, or by the sole remaining director, in each case, solely with an individual selected by the Required Preferred Holders (as defined in the Nominating Committee Charter). Any such director elected in accordance with our Second Amended and Restated By-laws to fill a vacancy on our Board of Directors will serve in accordance with our Second Amended and Restated By-laws until the next election of the class for which such director shall have been chosen and until his or her successor is elected and qualified or until his or her earlier death, disability, retirement, resignation or removal.

In our 2020 Annual Meeting we will identify Messrs. Berman and Zhao as Class I Directors, and Messrs. Shoghi, Cascade and Ms. Levine as Class II Directors. Messrs. Axelrod and Winkler have been established as Class III Directors in the Certificate of Designations.

Qualifications for All Directors

In considering potential candidates for election to the Board, and subject to the exclusive right of holders of Series A Senior Preferred Stock to elect the Class III Directors and the terms of our Second Amended and Restated By-Laws and the Nominating Committee Charter, the Nominating Committee observes the following guidelines, among other considerations: (i) the Board must include a majority of independent directors; (ii) each candidate shall be selected without regard to age, sex, race, religion or national origin; (iii) each candidate should have the highest level of personal and professional ethics and integrity and have the ability to work well with others; (iv) each candidate should only be involved in activities or interests that do not conflict or interfere with the proper performance of the responsibilities of a director; (v) each candidate should possess substantial and significant experience that would be of particular importance to the Company in the performance of the duties of a director; and (vi) each candidate should have sufficient time available, and a willingness to devote the necessary time, to the affairs of the Company in order to carry out the responsibilities of a director, including, without limitation, consistent attendance at board and committee meetings and advance review of board and committee materials. The Chief Executive Officer will then interview such candidate. The Nominating Committee then determines whether to recommend to the Board that a candidate be nominated for approval by the Company’s stockholders. The manner in which the Nominating Committee evaluates a potential candidate does not differ based on whether the candidate is recommended by a stockholder of the Company. With respect to nominating existing directors, the Nominating Committee reviews relevant information available to it, including the most recent individual director evaluations for such candidates, the number of meetings attended, his or her level of participation, biographical information, professional qualifications and overall contributions to the Company.
In addition, effective as of August 9, 2019, the Nominating Committee Charter provides, among other things, that (i) the Nominating Committee has exclusive authority, on the terms set forth therein, to select nominees to stand for election as the New Independent Common Directors and persons to fill vacancies in the New Independent Common Directors; (ii) that the Nominating Committee will continue to nominate Mr. Cascade and Ms. Levine until no shares of Series A Senior Preferred Stock are outstanding or their earlier death, disability, retirement, resignation or removal; and (iii) that any future replacements for the New Independent Common Directors (or their successors) will be selected by the Nominating Committee from a list of preapproved persons as further described in such Charter.
The Board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for board membership.
The Board has identified the following qualifications, attributes, experience and skills that are important to be represented on the Board as a whole: (i) management, leadership and strategic vision; (ii) financial expertise; (iii) marketing and consumer experience; and (iv) capital management.
The Board has determined that five of seven directors who serve on the Board as of the date hereof (Messrs. Axelrod, Cascade, Shoghi and Winkler and Ms. Levine) are “independent,” as defined under the applicable rules of Nasdaq. In making this determination, the Board or the Nominating Committee, as applicable, considered the standards of independence under the applicable rules of Nasdaq and all relevant facts and circumstances (including, without limitation, commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships) to ascertain whether any such person had a relationship that, in its opinion, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
Our directors serve in accordance with the Second Amended and Restated By-laws until their respective successors are elected and qualified or until their earlier death, disability, retirement, resignation or removal. Our officers are elected annually by the Board and serve at its discretion. None of our current independent directors has served as such for more than the past five years. Our current independent directors were selected for their experience as businesspeople (Ms. Levine) and financial management expertise (Messrs. Axelrod, Cascade, Shoghi and Winkler). We believe that the Board is best served by benefiting from this blend of business and financial expertise and experience. Our remaining directors consist of our Chief Executive Officer (Mr. Berman), who brings management’s perspective to the Board’s deliberations, and Mr. Zhao, who contributes his business experience, including experience in manufacturing and his experience with Chinese markets, to the Board.

Prior to the closing of the Recapitalization on August 9, 2019, a majority of our Directors were “independent,” as defined under the rules of the Nasdaq Stock Market. Such independent Directors were Messrs. Sitrick, Poulsen, Shoghi and Gross. Our Directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Our officers are elected annually by our Board of Directors and serve at its discretion. Those independent Directors were selected for their experience as businessmen (Sitrick, Gross and Zhao) or financial expertise (Poulsen and Gross) or financial management expertise (Shoghi). We believed that our Board was best served by benefiting from this blend of business and financial expertise and experience. Our remaining Directors then consisted of our chief executive officer (Berman) who brings management’s perspective to the Board’s deliberations, a businessman with experience in manufacturing and experience with Chinese markets (Zhao) and, our longest serving director (Skala) and an attorney with many years with our Company and expertise advising businesses.
In October 2019 and February 2020, Mr. Zhao Xiaoqiang was issued a warning by the Zhejiang Securities Regulatory Bureau of the China Securities Regulatory Commission and a “public condemnation” by the Shenzhen Stock Exchange, respectively, primarily due to his failure to fulfill his duties (as a director, controlling shareholder and de facto controller of Meisheng Cultural & Creative Co. Ltd. (“Meisheng Cultural”) diligently to cause Meisheng Cultural to comply with applicable PRC regulations and stock exchange rules relating to disclosure and internal control, as well as the use of funds of Meisheng Cultural by Meisheng Holdings Group Co., Ltd. (“Meisheng Holdings”), an affiliate of Mr. Zhao and the controlling shareholder of Meisheng Cultural, without proper authorization. In addition, Mr. Zhao and Meisheng Cultural were also requested to strengthen the study of relevant laws and regulations, establish and improve the strict implementation of financial and accounting management systems of Meisheng Cultural, improve Meisheng Cultural’s internal controls, proper governance and quality of information disclosure. Other than the misuse of funds by his affiliate Meisheng Holdings, Mr. Zhao was punished as a result of activities of Meisheng Cultural as he bears certain statutory responsibilities under the applicable PRC regulations and stock exchange rules as its de facto controller and Chairman of the board of directors. Mr. Zhao has advised the Company that the aforementioned matters have nothing to do with his activities as a director of the Company, have all been ratified by Meisheng Cultural, and the related misused funds have been fully repaid by Meisheng Holdings.
Committees of the Board of Directors
We have an Audit Committee, a Compensation Committee and a Nominating Committee. In connection with the Recapitalization, the Capital Allocation Committee, which was established as a standing committee in February 2016, has been dissolved.
Audit Committee. In addition to risk management functions, the primary functions of the Audit Committee are to select or to recommend to the Board the selection of outside auditors; to monitor our relationships with our outside auditors and their interaction with our management in order to ensure their independence and objectivity; to review and assess the scope and quality of our outside auditor’s services, including the audit of our annual financial statements; to review our financial management and accounting procedures; to review our financial statements with our management and outside auditors; and to review the adequacy of our system of internal accounting controls. Effective as of their respective dates of appointment to the Board, Messrs. Shoghi (Chair) and Winkler and Ms. Levine are the members of the Audit Committee. Each member of the Audit Committee is “independent” (as defined in NASD Rule 4200(a)(14)) and able to read and understand fundamental financial statements. Mr. Shoghi, our audit committee financial expert, possesses the financial expertise required under Rule 401(h) of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”), and NASD Rule 4350(d)(2) as a result of his experience as a portfolio manager at Oasis Management. He is further “independent” as defined under Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. We will, in the future, continue to have (i) an Audit Committee of at least three members comprised solely of independent directors, each of whom will be able to read and understand fundamental financial statements (or will become able to do so within a reasonable period of time after his or her appointment); and (ii) at least one member of the Audit Committee who will possess the financial expertise required under NASD Rule 4350(d)(2). The Board has adopted a written charter for the Audit Committee, which reviews and reassesses the adequacy of that charter on an annual basis. The full text of the charter is available on our website at www.jakks.com.

Compensation Committee. In addition to risk oversight functions, the Compensation Committee makes recommendations to the Board regarding compensation of management employees and administers plans and programs relating to employee benefits, incentives, compensation and awards under the 2002 Stock Award and Incentive Plan (the “2002 Plan”). Messrs. Axelrod (Chair), Winkler and Shoghi are the members of the Compensation Committee. The Board has determined that each of them is “independent,” as defined under the applicable rules of Nasdaq. A copy of the Compensation Committee’s Charter is available on our website at www.jakks.com. Executive officers that are members of the Board make recommendations to the Compensation Committee with respect to the compensation of other executive officers who are not on the Board. Except as otherwise prohibited, the Compensation Committee may delegate its responsibilities to subcommittees or individuals. The Compensation Committee has the authority, in its sole discretion, to retain or obtain advice from a compensation consultant, legal counsel or other advisor and is directly responsible for the appointment, compensation and oversight of such persons. The Company provides the appropriate funding to such persons as determined by the Compensation Committee, which also conducts an independence assessment of its outside advisors using the six factors contained in Exchange Act Rule 10C-1. The Compensation Committee receives legal advice from our outside general counsel and since 2016 has retained Willis Towers Watson (“WTW”), a compensation consulting firm, to directly advise the Compensation Committee.

The Compensation Committee also annually reviews the overall compensation of our executive officers to determine whether discretionary bonuses should be granted. In 2015, Lipis Consulting, Inc. (“LCI”), a compensation consulting firm, presented a report to the Compensation Committee comparing our performance, size and executive compensation levels to those of peer group companies. LCI also reviewed with the Compensation Committee the base salaries, annual bonuses, total cash compensation, long-term compensation and total compensation of our senior executive officers relative to those companies. The performance comparison presented to the Compensation Committee each year includes a comparison of our total shareholder return, earnings per share growth, sales, net income (and one-year growth of both measures) to the peer group companies. The Compensation Committee reviews this information along with details about the components of each executive officer’s compensation. LCI also provided guidance to the Compensation Committee with respect to the extension of Messrs. McGrath’s and Bennett’s, our former CFO, employment agreements. The Compensation Committee consulted with Frederick W. Cook & Co., Inc., a compensation consulting firm, with respect to determination of a portion of Mr. Berman’s bonus criteria for 2012, 2013, and 2014 and Mr. McGrath’s bonus criteria for 2013 and 2014. The Compensation Committee consulted with LCI with respect to establishing the bonus criteria for Messrs. Berman and McGrath for 2015 and with WTW with respect to the amendments to the employment agreements for Messrs. Berman and McGrath in 2016.
Nominating Committee. In addition to risk oversight functions, the Nominating Committee develops our corporate governance system and reviews proposed new members of the Board, including those recommended by our stockholders. Messrs. Winkler (Chair), Axelrod and Cascade are the members of the Nominating Committee, which operates pursuant to a written charter adopted by the Board, the full text of which is available on our website at www.jakks.com. The Board has determined that each member of the Nominating Committee is “independent,” as defined under the applicable rules of Nasdaq.
The Nominating Committee will annually review the composition of the Board and the ability of its current members to continue effectively as directors for the upcoming fiscal year. The Nominating Committee established the position of Chairman of the Board in 2015. In the ordinary course, absent special circumstances or a change in the criteria for Board membership, and subject to the exclusive right of holders of Series A Senior Preferred Stock to elect the Series A Preferred Directors, the Nominating Committee will re-nominate incumbent directors who continue to be qualified for Board service and are willing to continue as directors. If the Nominating Committee thinks it is in the Company’s best interests to nominate a new individual for director in connection with an annual meeting of stockholders, or if a vacancy on the Board occurs between annual stockholder meetings or an incumbent director chooses not to run, and subject to the exclusive right of holders of Series A Senior Preferred Stock to elect the Series A Preferred Directors, and the terms of the Second Amended and Restated By-Laws and Nominating Committee Charter, the Nominating Committee will seek out potential candidates for Board appointment who meet the criteria for selection as a nominee and have the specific qualities or skills being sought. Except as described below with respect to the New Independent Common Directors, and subject to the exclusive right of holders of Series A Senior Preferred Stock to elect the Series A Preferred Directors, and the terms of the Second Amended and Restated By-Laws and Nominating Committee Charter, director candidates will be selected based on input from members of the Board, our senior management and, if the Nominating Committee deems appropriate, a third-party search firm. The Nominating Committee will evaluate each candidate’s qualifications and check relevant references, and each candidate will be interviewed by at least one member of the Nominating Committee. Candidates meriting serious consideration will meet with all members of the Board. Based on this input, the Nominating Committee will evaluate whether a prospective candidate is qualified to serve as a director and whether the Nominating Committee should recommend to the Board that this candidate be appointed to fill a current vacancy on the Board, or be presented for the approval of the stockholders, as appropriate.

In addition, effective as of the closing date of the Recapitalization, the Amended and Restated Nominating Committee Charter provides, among other things, that (i) the Nominating Committee has exclusive authority, on the terms set forth therein, to select nominees to stand for election as the New Independent Common Directors and persons to fill vacancies in the New Independent Common Directors; (ii) that the Nominating Committee will continue to nominate Mr. Cascade and Ms. Levine until no shares of Series A Senior Preferred Stock are outstanding or their earlier death, disability, retirement, resignation or removal; and (iii) that any future replacements for the New Independent Common Directors (or their successors) will be selected by the Nominating Committee from the Preapproved List (as defined in the Nominating Committee Charter).

Stockholder recommendations for director nominees are welcome and should be sent to our Chief Financial Officer, who will forward such recommendations to the Nominating Committee, and should include the following information: (a) all information relating to each nominee that is required to be disclosed pursuant to Regulation 14A under the Exchange Act (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (b) the names and addresses of the stockholders making the nomination and the number of shares of Common Stock which are owned beneficially and of record by such stockholders; and (c) appropriate biographical information and a statement as to the qualification of each nominee, all of which must be submitted in the time frame described under the appropriate caption in our proxy statement. The Nominating Committee will evaluate candidates recommended by stockholders in the same manner as candidates recommended by other sources, using additional criteria, if any, approved by the Board from time to time. Our stockholder communication policy may be amended at any time with the Nominating Committee’s consent.

Pursuant to the Director Resignation Policy adopted by the Board following our 2014 Annual Meeting of Stockholders, if a nominee for director in an uncontested election receives less than a majority of the votes cast, the director must submit his resignation to the Board. The Nominating Committee then considers such resignation and makes a recommendation to the Board concerning the acceptance or rejection of such resignation. This procedure was implemented following our 2016 Annual Meeting of Stockholders.

Capital Allocation Committee. The Capital Allocation Committee was dissolved in connection with the Recapitalization.

Special Committees. In addition to the above described standing committees, the Board establishes special committees as it deems warranted. On October 18, 2017, the Board formed a Special Committee, which was comprised solely of disinterested directors, to consider a proposal from Hong Kong Meisheng Cultural Company Limited (the “Meisheng Proposal”). In addition to the evaluation and negotiation of the Meisheng Proposal, the Special Committee authorized its advisors to consider other potential strategic alternatives to the Meisheng Proposal, including the Recapitalization. The Board authorized the Special Committee to retain its own financial and legal advisors in connection therewith. The initial members of this Special Committee were Messrs. Poulsen, Sitrick and Gross and, as of immediately prior to the closing of the Recapitalization, were Messrs. Poulsen and Gross.

Executive Officers

Our executive officers are elected by our Board of Directors and serve pursuant to the terms of their respective employment agreements. One of our executive officers, Stephen G. Berman, is also a Director of the Company. See above for biographical information about this officer. The other current executive officers are John L. Kimble, our Executive Vice President and Chief Financial Officer and John (Jack) McGrath, our Chief Operating Officer.

John J. (Jack) McGrath has served as our Chief Operating Officer since 2011 and is responsible for the Company’s global operations. He brings more than 24 years of experience, having served as our Executive Vice President of Operations from December 2007 until August 2011 when he became our Chief Operating Officer. Mr. McGrath was our Vice President of Marketing from 1999 to August 2003 and Senior Vice President of Operations until 2007. Prior to joining the Company, Mr. McGrath was a Brand Marketer for Hot Wheels® at Mattel Inc. and part of its Asia Pacific marketing team. Mr. McGrath served honorably in the U.S. Army and holds a Bachelor of Science degree in Marketing.

John L. Kimble became our Executive Vice President and Chief Financial Officer on November 20, 2019.
Mr. Kimble worked for over 12 years at various positions at The Walt Disney Company, ultimately as VP/Finance, Strategy, Operations and Business Development. More recently, Mr. Kimble spent six years at Mattel, Inc. where he served in various positions and concluded his career there as VP/Head of Corporate Development - Licensing Acquisitions - M&A. In between his service at Disney and Mattel, he spent a couple of years as an entrepreneur at a start-up gaming company. He began his career as a consultant for Mars & Co., a global strategy consulting firm. Mr. Kimble received his Bachelor’s Degree in Management Science, Concentration in Finance, Minor in Economics from the Sloan School, Massachusetts Institute of Technology (M.I.T.) and has a Master of Business Administration (MBA) from the Wharton School of the University of Pennsylvania.

Joel M. Bennett was our Executive Vice President (from May 2000) and our Chief Financial Officer (from September 1995) until his departure in March 2018. Brent T. Novak was our Executive Vice President and Chief Financial Officer from April 1, 2018 until December 6, 2019.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during and for 2019, each of our executive officers filed one Form 4 one day late and one director filed a Form 3 late, but all other Forms 3, 4 and 5 required to be filed during 2019 by our Directors and executive officers were timely filed.

Stockholder Communications

Stockholders interested in communicating with the Board may do so by writing to any or all directors, care of our Chief Financial Officer, at our principal executive offices. Our Chief Financial Officer will log in all stockholder correspondence and forward to the director addressee(s) all communications that, in his judgment, are appropriate for consideration by the directors. Any director may review the correspondence log and request copies of any correspondence. Examples of communications that would be considered inappropriate for consideration by the directors include, but are not limited to, commercial solicitations, trivial, obscene, or profane items, administrative matters, ordinary business matters, or personal grievances. Correspondence that is not appropriate for Board review will be handled by our Chief Financial Officer. All appropriate matters pertaining to accounting or internal controls will be brought promptly to the attention of our Audit Committee Chair.

Stockholder recommendations for director nominees are welcome and should be sent to our Chief Financial Officer, who will forward such recommendations to the Nominating Committee, and should include the following information: (a) all information relating to each nominee that is required to be disclosed pursuant to Regulation 14A under the Exchange Act (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (b) the names and addresses of the stockholders making the nomination and the number of shares of Common Stock which are owned beneficially and of record by such stockholders; and (c) appropriate biographical information and a statement as to the qualification of each nominee, and must be submitted in the time frame described under the caption, “Stockholder Proposals for 2021 Annual Meeting,” in our last Proxy Statement. The Nominating Committee will evaluate candidates recommended by stockholders in the same manner as candidates recommended by other sources, using additional criteria, if any, approved by the Board from time to time. Our stockholder communication policy may be amended at any time with the consent of the Nominating Committee.

Code of Ethics

We have a Code of Ethics (which we call a Code of Conduct) that applies to all our employees, officers and directors. This Code was filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. We have posted on our website, www.jakks.com, the full text of such Code. We will disclose when there have been waivers of, or amendments to, such Code, as required by the rules and regulations promulgated by the SEC and/or Nasdaq.

Pursuant to our Code of Conduct, all of our employees are required to disclose to our General Counsel, the Board or any committee established by the Board to receive such information, any material transaction or relationship that reasonably could be expected to give rise to actual or apparent conflicts of interest between any of them, personally, and the Company. Our Code of Conduct also directs all employees to avoid any self-interested transactions without full disclosure. This policy, which applies to all of our employees, is reiterated in our Employee Handbook which states that a violation of this policy could be grounds for termination. In approving or rejecting a proposed transaction, our General Counsel, the Board or a designated committee of the Board will consider the facts and circumstances available and deemed relevant, including, but not limited to, the risks, costs and benefits to us, the terms of the transactions, the availability of other sources for comparable services or products, and, if applicable, the impact on director independence. Upon concluding their review, they will only approve those agreements that, in light of known circumstances, are in or are not inconsistent with, our best interests, as they determine in good faith.

Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee during the last fiscal year was or previously had been an executive officer or employee of ours, or was party to any related person transaction within the meaning of Item 404 of Regulation S-K under the Securities Act. None of our executive officers has served as a director or member of a compensation committee (or other board committee performing equivalent functions) of any other entity, one of whose executive officers served as a director or a member of the Compensation Committee.

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

On August 9, 2019, we further amended Mr. Berman’s Employment Agreement as follows: (i) increase of Mr. Berman’s Base Salary to $1,700,000, effective immediately; (ii) addition of a 2020 performance bonus opportunity in a range between twenty-five percent (25%) and three hundred percent (300%) of Base Salary, based upon the level of EBITDA achieved by the Company for the fiscal year, as determined by the Compensation Committee, and subject to additional terms and conditions as set forth therein; (iii) addition of a special sale transaction bonus equal to $1,000,000 if the Company enters into and consummates a Sale Transaction on or before February 15, 2020, subject to additional terms and conditions as set forth therein; (iv) modification of the Berman Annual Stock Grant provided for under section 3(b) of the Employment Agreement, effective as of January 2020, so that the number of shares of Restricted Stock granted pursuant to the Berman Annual Stock Grant equal the lesser of (a) $3,500,000 in value (based on the closing price of a share of Common Stock on December 31, 2019), or (b) 1.5% of outstanding shares of Common Stock, which shall vest in four equal installments on each anniversary of grant; (v) waiver of certain “Change of Control”, Liquidity Event, and other provisions under the Employment Agreement with respect to certain Specified Transactions; and (vi) modification of the definition of “Good Reason Event” to include a change in membership of the Board such that following such change, a majority of the directors are not Continuing Directors. All capitalized terms used but not defined in the previous sentence have the meanings ascribed thereto in the Employment Agreement, as amended by the third amendment.

On November 18, 2019, we further amended Mr. Berman’s Employment Agreement as follows: (i) to extend the term of the Employment Agreement for an additional year through December 31, 2021; (ii) addition of a 2021 performance bonus opportunity in a range between twenty-five percent (25%) and three hundred percent (300%) of Base Salary, based upon the level of EBITDA achieved by the Company for the fiscal year, as determined by the Compensation Committee, which shall be payable in cash and is subject to additional terms and conditions as set forth therein; (iii) modification of the Berman Annual Stock Grant provided for under section 3(b) of the Employment Agreement, effective as of January 2020, so that the number of shares of Restricted Stock granted pursuant to the Berman Annual Stock Grant equal the lesser of (a) $3,500,000 in value (based on the closing price of a share of Common Stock on the last business day of the prior year), or (b) 1.5% of outstanding shares of Common Stock, which shall vest in four equal installments on each anniversary of grant, provided, that no such award under (a) or (b) above shall be made to Executive (and no cash substitute shall be provided to Executive) to the extent shares are not available for grant under the Company’s 2002 Plan as of such date; and, provided, further, that we shall not be obligated to amend the 2002 Plan and/or seek shareholder approval of any amendment to increase the amount of available shares under the 2002 Plan. All capitalized terms used but not defined in the previous sentence have the meanings ascribed thereto in the Employment Agreement, as amended by the fourth amendment.

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

Effective December 31, 2019 we amended Mr. McGrath’s employment agreement as follows: (i) to extend the term of the employment agreement for an additional year through December 31, 2021; (ii) a 2020 and 2021 performance bonus opportunity in a range between twenty-five percent (25%) and one hundred twenty-five percent (125%) of Base Salary, based upon the level of EBITDA achieved for the fiscal year, as determined by the Compensation Committee, which shall be payable in cash and is subject to additional terms and conditions as set forth therein; (iii) modification of the McGrath Annual Stock Grant provided for under section 3(d) of his Employment Agreement, effective as of January 2020, so that the number of shares of Restricted Stock granted pursuant to the McGrath Annual Stock Grant equal the lesser of (a) $1,000,000 in value (based on the closing price of a share of Common Stock on the last business day of the prior year), or (b) 0.5% of outstanding shares of Common Stock, which shall vest in four equal installments on each anniversary of grant, provided, that no such award under (a) or (b) above shall be made to Executive (and no cash substitute shall be provided to Executive) to the extent shares are not available for grant under the 2002 Plan as of such date; and, provided, further, that we shall not be obligated to amend the 2002 Plan and/or seek shareholder approval of any amendment to increase the amount of available shares under the 2002 Plan. All capitalized terms used but not defined in the previous sentence have the meanings ascribed thereto in the Employment Agreement, as amended by such amendment.

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

On October 17, 2019, we further amended Mr. Novak’s Amended Employment Agreement to provide for, among other things, the following: (i) payment of a special additional bonus pursuant to Section 2(d) of his Amended Employment Agreement; (ii) if a Sale Transaction is consummated, that will constitute Good Reason for Mr. Novak’s termination of the Amended Employment Agreement, entitling him to receive the severance benefits provided for under Section 4 of the Amended Employment Agreement upon a termination by him for Good Reason; (iii) if an agreement for a Sale Transaction is entered into and publicly announced but is not closed by January 31, 2020, that will constitute Good Reason for Mr. Novak’s termination of the Amended Employment Agreement, entitling him to receive the severance benefits provided for under Section 5 of the Amended Employment Agreement upon a termination by him for Good Reason; and (iv) upon a termination of Mr. Novak’s employment that is not described in Sections 4 or 5 of the Amended Employment Agreement, he will be entitled to receive twelve (12) months of health care coverage paid by the Company. All capitalized terms used but not defined in the previous sentence have the meanings ascribed thereto in Mr. Novak’s Amended Employment Agreement, as amended by Amendment Number Two.

Effective November 20, 2019, we entered into a letter agreement with John L. Kimble (the “Kimble Employment Agreement”). The Kimble Employment Agreement provides that Mr. Kimble will be our Executive Vice President and Chief Financial Officer as an at-will employee at an annual salary of $500,000. Mr. Kimble will also receive a grant of $250,000 restricted stock units (“RSUs”) on the date hereof and annual grants of $250,000 of RSUs for the initial year and $500,000 annual grants of RSUs for every year thereafter. The number of shares in each annual grant of RSUs will be determined by the closing price of our common stock on the last trading day prior to the day of each annual grant. 60% ($150,000 for the first year and $300,000 thereafter) of each annual grant of RSUs will be subject to three year “cliff vesting” (i.e. vesting is based upon performance at the close of the three year performance period), with vesting of each annual grant of RSUs determined by the following performance measures: (i) Total shareholder return as compared to the Russell 2000 Index (weighted 50%); (ii) Net revenue growth as compared to the Company’s peer group (weighted 25%), and (iii) EBITDA growth as compared to the Company’s peer group (weighted 25%). 40% ($100,000 for the first year and $200,000 thereafter) of each annual grant of RSUs will vest in 3 equal annual installments commencing on the first anniversary of the date of grant and on the second and third anniversaries thereafter. The Kimble Employment Agreement also contains provisions relating to benefits, change of control, and an annual performance-based bonus award equal to up to 125% of base salary.

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

Base Salary

Our executive officers receive base salary pursuant to the terms of their employment agreement. Mr. Berman has been an executive officer at least since his entry into his employment agreement in 2010, Mr. McGrath became an executive officer on August 23, 2011 pursuant to the terms of an amendment to his employment agreement, Mr. Novak became an executive officer when he entered into an employment agreement on April 1, 2018 through his resignation on December 6, 2019, and Mr. Kimble became an executive officer when he entered into a letter employment agreement on November 20, 2019.

Pursuant to the terms of their employment agreements as in effect on December 31, 2013, Messrs. Berman and McGrath each receive a base salary which is increased automatically each year by at least $25,000 for Mr. Berman and $15,000 for Mr. McGrath. The employment agreements for our chief financial officers do not provide for automatic annual increases in base salary. Any further increase in base salary, as the case may be above the contractually required minimum increase, is determined by the Compensation Committee based on the Committee’s analysis of a combination of two factors: the salaries paid in peer group companies to executives with similar responsibilities, and evaluation of the executive’s unique role, job performance and other circumstances. Evaluating both of these factors allows us to offer a competitive total compensation value to each individual named executive officer that takes into account the unique attributes of and circumstances relating to each individual and marketplace factors. This approach has allowed us to continue to meet our objective of offering a competitive total compensation value and attracting and retaining key personnel. Based on its review of these factors, the Compensation Committee determined not to increase the base salary of each of Messrs. McGrath and Bennett above the contractually required minimum increase in 2017-2019 as unnecessary to maintain our competitive total compensation position in the marketplace. Pursuant to the 2019 amendment to his employment agreement, Mr. Berman’s base salary as of August 9, 2019 was increased to $1,700,000.

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

The employment agreements in effect during 2019 for Messrs. Berman, McGrath, Novak and Kimble provided for an incentive bonus award (payable in cash and restricted stock for Messrs. Berman and McGrath, and in cash and restricted stock units for Messrs. Novak and Kimble) based on a percentage of each participant’s base salary if the performance goals set by the Compensation Committee are met for that year. The employment agreements for Messrs. Berman and McGrath mandated that the specific criteria to be used is growth in net sales, EBITDA and total shareholder return, and the Committee sets the various target thresholds to be met to earn increasing amounts of the bonus up to a maximum of 300% of base salary for Mr. Berman and 125% for Messrs. McGrath, Novak and Kimble, although the Compensation Committee has the ability to increase the maximum in its discretion. The employment agreements for Messrs. Novak and Kimble provide for their criteria to be similar to Mr. McGrath’s. Commencing in 2012, the Committee is required to meet to establish criteria for earning the annual performance bonus (and with respect to Mr. Berman, any additional annual performance bonus) during the first quarter of the year. As described elsewhere herein, Mr. Berman’s employment agreement was further amended in 2016 and 2019 and Mr. McGrath’s employment agreement was further amended in 2011 and 2019.

The employment agreements in effect on January 1, 2017 for Messrs. Berman, McGrath and our chief executive officers contemplated that the Compensation Committee may grant discretionary bonuses in situations where, in its sole judgment, it believes they are warranted. The Committee approaches this aspect of the particular executive’s compensation package by looking at the other components of the executive’s aggregate compensation and then evaluating if any additional compensation is appropriate to meet our compensation goals. As part of this review, the Committee, with information from WTW, collects information about the total compensation packages in and various indicia of performance by the peer group such as sales, one-year sales growth, net income, one-year net income growth, market capitalization, size of companies, one- and three-year stockholder returns, etc. and then compares such data to our corresponding performance data. Based upon our philosophy of executive compensation described above, the Committee approved discretionary bonuses for 2017 to Messrs. Berman and McGrath of $750,000 and $138,000, respectively, nil for 2018, and $762,500 and $200,000 for 2019 to Messrs. Berman and McGrath, respectively.

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

Mr. Berman’s 2010 amended and restated employment provided for annual grants of $500,000 of restricted stock which vest in equal annual installments through January 1, 2017, which was one year following the life of the agreement, subject to meeting the 3% vesting condition, as defined in the agreement. As described in greater detail below, pursuant to the 2012 amendment, commencing in 2013, this bonus changed to $3,500,000 of restricted stock, part of which vests over four years and part of which are subject to performance milestones with cliff vesting spread out over three years. Mr. McGrath’s amended employment agreement provides for annual grants of $75,000 of restricted stock which vests in equal installments over three years subject to meeting certain EPS milestones. As explained in greater detail below (see “Employment Agreements and Termination of Employment Arrangement”), it was changed to $1,000,000 of restricted stock effective January 1, 2017 subject in part to time vesting over four years and in part to performance milestones with cliff vesting spread over three years. Mr. Novak’s employment agreement provided for annual grants of $750,000 of RSUs subject in part to time vesting over three years and in part to performance milestones with cliff vesting spread over three years. Mr. Kimble’s employment agreement provided for a grant of $250,000 of RSU for the initial year and annual grants of $500,000 of RSUs thereafter subject in part to time vesting over three years and in part to performance milestones with cliff vesting spread over three years. The milestone targets for each of these employment agreements are established by the Compensation Committee during the first quarter of each year. The Company did not meet the vesting requirements contained in any of the employment agreements for 2017, so both Messrs. Berman and McGrath forfeited their stock awards for that year. As explained in greater detail below (see “Employment Agreements and Termination of Employment Arrangements”), the employment agreements for Messrs. Berman and McGrath also provide for an annual performance bonus based upon net revenue and EBITDA criteria. Commencing in 2012 for Mr. Berman and 2017 for Mr. McGrath, the criteria for earning such bonus are to be established by the Compensation Committee. This bonus, if earned, is payable partially in cash and partially in shares of restricted common stock. Messrs. Berman and McGrath did not earn this bonus for 2018 or 2019.

Mr. Berman’s and McGrath's employment agreement also provide for an additional bonus solely in the discretion of the Compensation Committee. After a review of all of the factors discussed above, the Compensation Committee determined that, in keeping with our compensation objectives, Mr. Berman and McGrath were awarded $762,500 and $200,000 of discretionary bonus, respectively, for 2019.

Other Benefits and Perquisites

Our executive officers participate in the health and dental coverage, life insurance, paid vacation and holidays, 401(k) retirement savings plans and other programs that are generally available to all of the Company’s employees.

The provision of any additional perquisites to each of the named executive officers is subject to review by the Compensation Committee. Historically, these perquisites include payment of an automobile allowance and matching contributions to a 401(k) defined contribution plan. In 2017 - 2019, the named executive officers were granted the following perquisites: automobile allowance and 401(k) plan matching contribution for Messrs. Berman, McGrath, Kimble, Novak and Bennett; and a life insurance benefit for Mr. Berman. We value perquisites at their incremental cost in accordance with SEC regulations.

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

Impact of Shareholder Advisory Vote

At our 2018 annual meeting (held in June 2019), our shareholders approved our current executive compensation with over 71% of all shares actually voting on the issue affirmatively giving their approval. Accordingly, we believe that this vote ratifies our executive compensation philosophy and policies, as currently adopted and implemented, and we intend to continue such philosophy and policies.

Pay Ratio Disclosure Rule

Pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd – Frank Act”), the SEC adopted a rule requiring annual disclosure of the ratio of the median employee’s annual total compensation to the total annual compensation of the principal executive officer ("PEO"). Our PEO is Mr. Berman. Our calculation of the ratio of the median employee compensation to our PEO’s compensation for the year ended December 31, 2019 is set forth below.

Median Employee total annual compensation (excluding Mr. Berman)	$74,443
Mr. Berman’s total annual compensation	$2,729,712
Ratio of PEO to Median Employee Compensation	2.7%

Mr. Berman’s total annual compensation used in the calculation above represents the gross amount reported on Form W-2 for 2019. This amount significantly differs from the 2019 amount of $3.9 million shown on the Summary Compensation Table. The Summary Compensation table includes $1.5 million of restricted stock awards granted on July 3, 2019, none of which were earned and vested as of December 31, 2019. The total amount of compensation earned by Mr. Berman in 2019 related to vested restricted stock awards and included in his total annual compensation above approximated $345,216.

In determining the median employee, a listing was prepared of all employees that received compensation for the year ended December 31, 2019. The median amount was selected from the annualized list. As of December 31, 2019, the Company employed 637 persons, of which 269 are based outside of the United States.

Summary Compensation Table– 2017-2019

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Stephen G. Berman	2019	1,569,902	762,500	1,531,251	—	—	—	52,094	3,915,747
Chief Executive Officer,	2018	1,500,000	—	1,925,000	—	—	—	39,027	3,464,027
President and Secretary	2017	1,475,000	750,000	1,925,000	—	—	—	30,000	4,180,000

John J. McGrath	2019	710,656	200,000	437,501	—	—	—	36,882	1,385,039
Chief Operating Officer	2018	705,000	—	550,000	—	—	—	28,150	1,283,150
	2017	690,000	138,000	550,000	—	—	—	26,400	1,404,400

Joel M. Bennett (3)	2019	126,250	—	—	—	—	—	—	126,250
Former Executive Vice President	2018	682,071	—	—	—	—	—	28,250	710,321
and Chief Financial Officer	2017	505,000	—	161,700	—	—	—	24,000	690,700

Brent T. Novak (4)	2019	507,923	250,000	449,999	—	—	—	29,900	1,237,822
Former Executive Vice President	2018	378,750	—	525,000	—	—	—	9,000	912,750
and Chief Financial Officer	2017	—	—	—	—	—	—	—	—

John L. Kimble (5)	2019	57,048	—	396,875	—	—	—	2,595	456,518
Executive Vice President	2018	—	—	—	—	—	—	—	—
and Chief Financial Officer	2017	—	—	—	—	—	—	—	—

(1)
For Messrs. Berman and McGrath, the grant-date fair value of the awards assuming 100% achievement of the applicable performance conditions totaled $3.5 million and $1.0 million, respectively, in 2017, 2018, 2019. For Mr. Bennett, the grant-date fair value of the awards assuming 100% achievement of the applicable performance conditions totaled $294,000 in 2017 and $750,000 in 2018, respectively. For Mr. Novak, the grant-date fair value of the awards assuming 100% achievement of the applicable performance conditions totaled $750,000 in 2018 and 2019. The 2019 award granted to Mr. Novak was forfeited in the same year due to his departure.

(2)
Represents automobile allowances paid in the amount of $18,000, $17,291 and $24,079 for Mr. Berman for 2017, 2018 and 2019, respectively, $14,000 per year for 2017, 2018 and 2019 for Mr. McGrath, $1,500 for Mr. Kimble in 2019, $9,000 and $11,000 for Mr. Novak for 2018 and 2019, respectively, and $12,000 and $14,500 for Mr. Bennett for 2017 and 2018, respectively; The amounts include matching contributions made by us to the Named Executive Officer’s 401(k) defined contribution plan in the amount of $12,000, $13,750 and $14,000, respectively, for 2017, 2018 and 2019, for Messrs. Berman. The amounts include matching contributions made by us to the Named Executive Officer’s 401(k) defined contribution plan in the amount of $12,000, $13,750 and $9,344, respectively, for 2017, 2018 and 2019, for Messrs. McGrath, and includes $7,985 and $14,015 related to a life insurance policy for Mr. Berman in 2018 and 2019, respectively. See “Employee Pension Plan.”

(3)
Mr. Bennett’s employment terminated in March 2018. Compensation in 2018 consists of $105,208 of salary, vacation and personal day payout of $71,863 and severance pay of $505,000. Compensation in 2019 consists of severance pay of $126,250.

(4)	Mr. Novak's employment terminated in December 2019. Compensation in 2019 consists of $472,628 of salary, vacation and personal day payout of $41,933.
(5)	Mr. Kimble commenced employment on November 20, 2019.

The following table sets forth certain information regarding all equity-based compensation awards outstanding as of December 31, 2019 by the Named Officers:

Outstanding Equity Awards At Fiscal Year-end

Option Awards						Stock Awards / Units
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Stephen G. Berman	—	—	—	—	—	4,265,067	4,393,019	—	—

John J. McGrath	—	—	—	—	—	1,218,592	1,255,150	—	—

John L. Kimble	—	—	—	—	—	591,738	609,490	—	—

(1)	The product of (x) $1.03 (the closing sale price of the common stock on December 31, 2019) multiplied by (y) the number of unvested restricted shares or units outstanding.

The following table sets forth certain information regarding amount realized upon the vesting and exercise of any equity-based compensation awards during 2019 by the Named Executive Officers:

Options Exercises And Stock Vested-2019

	Option Awards		Stock Awards / Units
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Stephen G. Berman	—	—	229,764	345,216

John J. McGrath	—	—	65,351	98,027

Brent T. Novak	—	—	71,429	72,143

John L. Kimble	—	—	—	—

Potential Payments upon Termination or Change in Control

The following tables describe potential payments and other benefits that would have been received by each Named Officer at, following or in connection with any termination, including, without limitation, resignation, severance, retirement or a constructive termination of such Named Officer, or a change in control of our Company or a change in such Named Officer’s responsibilities on December 31, 2019. The potential payments listed below assume that there is no earned but unpaid base salary at December 31, 2019.

Stephen G. Berman

	Upon Retirement	Quits For “Good Reason” (3)	Upon Death (4)	Upon “Disability” (5)	Termination Without “Cause”	Termination For “Cause” (6)	Involuntary Termination In Connection with Change of Control(7)
Base Salary	$—	$1,742,927	$—	$—	$1,742,927	$—	$7,620,176	(8)
Restricted Stock (1)	—	4,393,019	—	—	4,393,019	—	4,393,019
Annual Cash Incentive Award (2)	—	—	—	—	—	—	—

(1) The product of (x) $1.03 (the closing sale price of the common stock on December 31, 2019) multiplied by (y) the number of unvested restricted shares outstanding.
(2) Assumes that if the Named Officer is terminated on December 31, 2019, they were employed through the end of the incentive period and no bonus was earned and unpaid.

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

(8) Under the terms of Mr. Berman’s employment agreement (see “Employment Agreements”), if a change of control occurs and within two years thereafter Mr. Berman is terminated without “Cause” or quits for “Good Reason,” then he has the right to receive a payment equal to 2.99 times his then current base amount as defined in section 280(G) of the Code (which was $2,530,627 in 2019) and continued health care coverage.

John J. McGrath

	Upon Retirement	Quits For “Good Reason” (3)	Upon Death	Upon “Disability” (4)	Termination Without “Cause”	Termination For “Cause” (5)	Involuntary Termination In Connection with Change of Control(6)
Base Salary	$—	$—	$—	$—	$765,152	$—	$1,530,304
Restricted Stock (1)	—	—	—	—	1,255,150	—	1,255,150
Annual Cash Incentive Award (2)	—	—	—	—	—	—	—

(1) The product of (x) $1.03 (the closing sale price of the common stock on December 31, 2019) multiplied by (y) the number of unvested restricted shares outstanding.
(2) Assumes that if the Named Officer is terminated on December 31, 2019, they were employed through the end of the incentive period and no bonus was earned and unpaid.

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

John L. Kimble

	Upon Retirement	Quits For “Good Reason” (3)	Upon Death	Upon “Disability”	Termination Without “Cause”	Termination For “Cause” (4)	Involuntary Termination In Connection with Change of Control(5)
Base Salary	$—	$1,060,304	$—	$—	$1,060,304	$—	$1,060,304
Restricted Stock Units (1)	—	609,490	—	—	609,490	—	609,490
Annual Cash Incentive Award (2)	—	—	—	—	—	—	—

(1) The product of (x) $1.03 (the closing sale price of the common stock on December 31, 2019) multiplied by (y) the number of unvested restricted shares outstanding.
(2) Assumes that if the Named Officer is terminated on December 31, 2019, they were employed through the end of the incentive period and no bonus was earned and unpaid.

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

(5) Under the terms of Mr. Kimble’s employment agreement (see “Employment Agreements”), if a change of control occurs and within one year thereafter Mr. Kimble is terminated without “Cause” or quits for “Good Reason”, then he has the right to receive a payment equal to two times his then current base salary.

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

Following the Recapitalization, our Board of Directors changed the compensation payable to non-employee Directors to provide that (i) each director receives an annual cash fee of $100,000 paid quarterly, (ii) each member of a Committee receives an annual cash fee of $5,000, (iii) the chair of the Audit Committee receives an additional cash fee of $15,000 and (iv) the chair of the other Committees receives an additional $10,000. Mr. Winkler, pursuant to the internal rules of his employer, does not receive any fees as a director.

In February 2010 our Board determined the terms for the minimum shareholding requirements. Pursuant to the new minimum shareholding requirements, each director will be required to hold shares with a value equal to at least two times the average annual cash stipend paid to the director during the prior two calendar years. To illustrate: if an average Director wishes to sell shares in 2020, he will have to hold shares with a market value of at least $215,844 prior to and following any sale of shares calculated as of the date of the sale, such $215,844 minimum calculated by taking the average cash stipend of $107,922 paid during the prior two years multiplied by two.

The following table sets forth the compensation we paid to our non-employee Directors for our fiscal year ended December 31, 2019:

Director Compensation

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Murray L. Skala	2019	56,250	60,313	(2)	—	—	—	—	116,563
Rex H. Poulsen	2019	122,500	60,313	(2)	—	—	—	—	182,813
Michael S. Sitrick	2019	92,500	60,313	(2)	—	—	—	—	152,813
Alexander Shoghi	2019	105,761	80,416	(1)	—	—	—	—	186,177
Michael J. Gross	2019	85,000	60,313	(2)	—	—	—	—	145,313
Zhao Xiaoqiang	2019	100,000	80,416	(1)	—	—	—	—	180,416
Andrew Axelrod	2019	47,283	—		—	—	—	—	47,283
Matthew Winkler	2019	—	—		—	—	—	—	—
Carole Levine	2019	41,372	—		—	—	—	—	41,372
Joshua Cascade	2019	39,402	—		—	—	—	—	39,402

(1) The value of the shares was determined by taking the product of (a) 54,705 shares of restricted stock multiplied by (b) $1.47, the last sales price of our common stock on January 1, 2019, as reported by Nasdaq, the date prior to the date the shares were granted, all of which shares vested on January 1, 2020.

(2) The value of the shares was determined by taking the product of (a) 41,029 shares of restricted stock multiplied by (b) $1.47, the last sales price of our common stock on January 1, 2019, as reported by Nasdaq, the date prior to the date the shares were granted, all of which shares vested on January 1, 2020. The share amounts reflected in the table are net of the shares forfeited in the amount of 13,676 upon Directors' resignations.

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

On August 9, 2019, we further amended Mr. Berman’s Employment Agreement as follows: (i) increase of Mr. Berman’s Base Salary to $1,700,000, effective immediately; (ii) addition of a 2020 performance bonus opportunity in a range between twenty-five percent (25%) and three hundred percent (300%) of Base Salary, based upon the level of EBITDA achieved for the fiscal year, as determined by the Compensation Committee, and subject to additional terms and conditions as set forth therein; (iii) addition of a special sale transaction bonus equal to $1,000,000 if we enter into and consummate a Sale Transaction on or before February 15, 2020, subject to additional terms and conditions as set forth therein; (iv) modification of the Berman Annual Stock Grant provided for under section 3(b) of the Employment Agreement, effective as of January 2020, so that the number of shares of Restricted Stock granted pursuant to the Berman Annual Stock Grant equal the lesser of (a) $3,500,000 in value (based on the closing price of a share of Common Stock on December 31, 2019), or (b) 1.5% of outstanding shares of Common Stock, which shall vest in four equal installments on each anniversary of grant; (v) waiver of certain “Change of Control”, Liquidity Event, and other provisions under the Employment Agreement with respect to certain Specified Transactions; and (vi) modification of the definition of “Good Reason Event” to include a change in membership of the Board such that following such change, a majority of the directors are not Continuing Directors. All capitalized terms used but not defined in the previous sentence have the meanings ascribed thereto in the Employment Agreement, as amended by the third amendment.

On November 18, 2019, we further amended Mr. Berman’s Employment Agreement as follows: (i) to extend the term of the Employment Agreement for an additional year through December 31, 2021; (ii) addition of a 2021 performance bonus opportunity in a range between twenty-five percent (25%) and three hundred percent (300%) of Base Salary, based upon the level of EBITDA achieved for the fiscal year, as determined by the Compensation Committee, which shall be payable in cash and is subject to additional terms and conditions as set forth therein; (iii) modification of the Berman Annual Stock Grant provided for under section 3(b) of the Employment Agreement, effective as of January 2020, so that the number of shares of Restricted Stock granted pursuant to the Berman Annual Stock Grant equal the lesser of (a) $3,500,000 in value (based on the closing price of a share of Common Stock on the last business day of the prior year), or (b) 1.5% of outstanding shares of Common Stock, which shall vest in four equal installments on each anniversary of grant, provided, that no such award under (a) or (b) above shall be made to Executive (and no cash substitute shall be provided to Executive) to the extent shares are not available for grant under the Company’s 2002 Plan as of such date; and, provided, further, that we shall not be obligated to amend the 2002 Plan and/or seek shareholder approval of any amendment to increase the amount of available shares under the 2002 Plan. All capitalized terms used but not defined in the previous sentence have the meanings ascribed thereto in the Employment Agreement, as amended by the fourth amendment.

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

Effective December 31, 2019 we amended Mr. McGrath’s employment agreement as follows: (i) to extend the term of the employment agreement for an additional year through December 31, 2021; (ii) a 2020 and 2021 performance bonus opportunity in a range between twenty-five percent (25%) and one hundred twenty-five percent (125%) of Base Salary, based upon the level of EBITDA achieved for the fiscal year, as determined by the Compensation Committee, which shall be payable in cash and is subject to additional terms and conditions as set forth therein; (iii) modification of the McGrath Annual Stock Grant provided for under section 3(d) of his Employment Agreement, effective as of January 2020, so that the number of shares of Restricted Stock granted pursuant to the McGrath Annual Stock Grant equal the lesser of (a) $1,000,000 in value (based on the closing price of a share of Common Stock on the last business day of the prior year), or (b) 0.5% of outstanding shares of Common Stock, which shall vest in four equal installments on each anniversary of grant, provided, that no such award under (a) or (b) above shall be made to Executive (and no cash substitute shall be provided to Executive) to the extent shares are not available for grant under the 2002 Plan as of such date; and, provided, further, that we shall not be obligated to amend the 2002 Plan and/or seek shareholder approval of any amendment to increase the amount of available shares under the 2002 Plan. All capitalized terms used but not defined in the previous sentence have the meanings ascribed thereto in the Employment Agreement, as amended by such amendment.

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

On October 17, 2019, we further amended Mr. Novak’s Amended Employment Agreement to provide for, among other things, the following: (i) payment of a special additional bonus pursuant to Section 2(d) of his Amended Employment Agreement; (ii) if a Sale Transaction is consummated, that will constitute Good Reason for Mr. Novak’s termination of the Amended Employment Agreement, entitling him to receive the severance benefits provided for under Section 4 of the Amended Employment Agreement upon a termination by him for Good Reason; (iii) if an agreement for a Sale Transaction is entered into and publicly announced but is not closed by January 31, 2020, that will constitute Good Reason for Mr. Novak’s termination of the Amended Employment Agreement, entitling him to receive the severance benefits provided for under Section 5 of the Amended Employment Agreement upon a termination by him for Good Reason; and (iv) upon a termination of Mr. Novak’s employment that is not described in Sections 4 or 5 of the Amended Employment Agreement, he will be entitled to receive twelve (12) months of health care coverage paid by the Company. All capitalized terms used but not defined in the previous sentence have the meanings ascribed thereto in Mr. Novak’s Amended Employment Agreement, as amended by Amendment Number Two.

On November 7, 2019, Brent T. Novak notified us of his decision to resign from his position as the Company’s Executive Vice President and Chief Financial Officer, effective December 6, 2019.

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

Effective November 20, 2019, we entered into a letter agreement with John L. Kimble (the “Kimble Employment Agreement”). The Kimble Employment Agreement provides that Mr. Kimble will be our Executive Vice President and Chief Financial Officer as an at-will employee at an annual salary of $500,000. Mr. Kimble will also receive a grant of $250,000 restricted stock units (“RSUs”) on the date hereof and annual grants of $250,000 of RSUs for the initial year and $500,000 annual grants of RSUs for every year thereafter. The number of shares in each annual grant of RSUs will be determined by the closing price of our common stock on the last trading day prior to the day of each annual grant. 60% ($150,000 for the first year and $300,000 thereafter) of each annual grant of RSUs will be subject to three year “cliff vesting” (i.e. vesting is based upon performance at the close of the three year performance period), with vesting of each annual grant of RSUs determined by the following performance measures: (i) Total shareholder return as compared to the Russell 2000 Index (weighted 50%); (ii) Net revenue growth as compared to the Company’s peer group (weighted 25%), and (iii) EBITDA growth as compared to the Company’s peer group (weighted 25%). 40% ($100,000 for the first year and $200,000 thereafter) of each annual grant of RSUs will vest in 3 equal annual installments commencing on the first anniversary of the date of grant and on the second and third anniversaries thereafter. The Kimble Employment Agreement also contains provisions relating to benefits, change of control, and an annual performance-based bonus award equal to up to 125% of base salary.

The foregoing is only a summary of the material terms of our employment agreements with the Named Executive Officers. For a complete description, copies of such agreements are annexed herein in their entirety as exhibits or are otherwise incorporated herein by reference.

On October 19, 2011, our Board of Directors approved the material terms of and adoption of our Company’s Change in Control Severance Plan (the “Severance Plan”), which applies to certain of our key employees. None of our named executive officers participate in the Severance Plan. The Severance Plan provides that if, within the two year period immediately following the “change in control” date (as defined in the Severance Plan), a participant has a qualifying termination of employment, the participant will be entitled to severance equal to a multiple of monthly base salary, which multiple is the greater of (i) the number of months remaining in the participant’s term of employment under his or her employment agreement and (ii) a number ranging between 12 and 18; accelerated vesting of all unvested equity awards; and continued health care coverage for the number of months equal to the multiple used to determine the severance payment. On February 26, 2020 our Board of Directors terminated the Severance Plan, but such termination would not be effective as to any employee who was a participant as of the termination date if a Change In Control were to occur prior to the twelve-month period following the termination date.

Employee Benefits Plan

We sponsor for all of our U.S. employees a defined contribution plan under Section 401(k) of the Internal Revenue Code that provides that employees may defer a portion of their annual compensation subject to annual dollar limitations, and that we will make a matching contribution equal to 100% of each employee’s deferral, up to 5% of the employee’s annual compensation and further subject to federal limitations. We eliminated the match on March 31, 2019. Company matching contributions, which vested immediately, totaled $2.3 million, $2.4 million and $1.1 million for the years ended December 31, 2017, 2018 and 2019, respectively.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 The following table sets forth certain information as of May 1, 2020 with respect to the beneficial ownership of our common stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our Directors, (3) each of our executive officers named in the Summary Compensation Table set forth under the caption “Executive Compensation”, above, and (4) all our Directors and executive officers as a group.

Name and Address of Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership (3)		Percent of Outstanding Shares (4)
ATGAMES of America Inc.	2,500,676	(5)	7.0%
Oasis Management Company Ltd.	1,851,175	(6)	5.1
Renaissance Technologies LLC	2,164,680	(7)	6.1
Hong Kong Meisheng Cultural Company Limited	5,239,538	(8)	14.7
Stephen G. Berman	4,772,693	(9)	13.4
John L. Kimble	-	(10)	*
John J. McGrath	1,389,392	(11)	3.9
Alexander Shoghi	125,633	(12)	*
Zhao Xiaoqiang	96,285	(13)	*
Andrew Axelrod	-	(14)	-
Matthew Winkler	-		-
Joshua Cascade	-		-
Carole Levine	-		-
All Directors and executive officers as a group (9 persons)	6,384,003	(15)	18.0

*	Less than 1% of our outstanding shares.

(1)	Unless otherwise indicated, such person’s address is c/o JAKKS Pacific, Inc., 2951 28th Street, Santa Monica, California 90405.
(2)
The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the Securities and Exchange Commission. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The percentage of our outstanding shares is calculated by including among the shares owned by such person any shares which such person or entity has the right to acquire within 60 days after March 1, 2020. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

(3)	Except as otherwise indicated, exercises sole voting power and sole investment power with respect to such shares.
(4)	Does not include, unless noted otherwise, any shares of common stock issuable upon the conversion of any outstanding convertible senior notes or Restricted Stock Units (“RSUs”).
(5)
The address of ATGAMES of America Inc. is 2228 East Maple Avenue, El Segundo, CA 90245. Possesses shared voting and dispositive power of such shares. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G filed on January 16, 2020.

(6)
The address of Oasis Management Company Ltd. is c/o Oasis Management (Hong Kong) LLC, 21/F Man Yee Building, 68 Des Voeux Road, Central, Hong Kong. Possesses shared voting and dispositive power of such shares. Note that 752,269 of such shares underlie convertible senior notes. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13D/A filed on May 16, 2019.

(7)
The address of Renaissance Technologies LLC is 800 Third Avenue, New York, NY 10022. All the information presented in this Item with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on February 13, 2020.

(8)
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

(9)
Does not include 528,156 shares of common stock issued on January 1, 2020 pursuant to the terms of Mr. Berman’s January 1, 2003 Employment Agreement (as amended to date) which shares will be subject to the terms of a Restricted Stock Award Agreement with Mr. Berman (the “Berman Agreement”). The Berman Agreement provides that Mr. Berman will forfeit his rights to some or all of such 528,156 shares unless certain conditions precedent are met, as described in the Berman Agreement, whereupon the forfeited shares will become authorized but unissued shares of our common stock. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(10)
Does not include 591,737 shares underlying currently unvested restricted stock units (“RSUs”) issued November 20, 2019 which will vest pursuant to the terms of Mr. Kimble’s November 18, 2019 Employment Agreement, which RSUs are further subject to the terms of our November 20, 2019 Restricted Stock Unit Award Agreement with Mr. Kimble. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(11)
Does not include 176,052 shares of common stock issued on January 1, 2020 pursuant to the terms of Mr. McGrath’s March 4, 2010 Employment Agreement (as amended to date) which shares will be subject to the terms of a Restricted Stock Award Agreement with Mr. McGrath (the “McGrath Agreement”). The McGrath Agreement provides that Mr. McGrath will forfeit his rights to some or all of such 176,052 shares unless certain conditions precedent are met, as described in the McGrath Agreement, whereupon the forfeited shares will become authorized but unissued shares of our common stock. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors.

(12)
Consists of 125,633 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors. Does not include the 1,851,175 shares (including shares underlying convertible senior notes) owned by Oasis Management Company Ltd. reported above, of which entity Alex Shoghi is a portfolio manager.

(13)
Consists of 96,285 shares of common stock issued pursuant to our 2002 Stock Award and Incentive Plan. Certain of these shares may be restricted from transfer pursuant to the minimum stock ownership provisions adopted by the Company's Board of Directors. Does not include the 5,239,538 shares owned by Hong Kong Meisheng Cultural Company Limited reported above, of which entity Zhao Xiaoqiang is executive director.

(14)	Does not include 1,141,235 shares of common stock and 38,997 shares of preferred stock owned by entities controlled, directly or indirectly, by Mr. Axelrod.
(15)
Does not Include any shares underlying RSUs. Does not include the 5,239,538 shares owned by Hong Kong Meisheng Cultural Company Limited reported above, of which entity Zhao Xiaoqiang is executive director, or the 1,851,175 shares reported above as owned by Oasis Management Company Ltd, of which entity Alex Shoghi is a portfolio manager.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
(a)  Transactions with Related Persons
During 2018 and continuing until August 9, 2019, one of our directors was Murray L. Skala, a partner in the law firm of Feder Kaszovitz LLP, which provided legal services for us during such periods. In 2018 and in 2019, we incurred approximately $1.3 million and $1.5 million, respectively, for legal fees and reimbursable expenses payable to that firm. As of December 31, 2018 and 2019, legal fees and reimbursable expenses of $0.2 million and $0.1 million, respectively, were payable to this law firm.

The owner of NantWorks, the Company’s DreamPlay Toys joint venture partner, beneficially owned more than 5.0% of the Company’s outstanding common stock. Pursuant to the joint venture agreements, the Company is obligated to pay NantWorks a preferred return on joint venture sales. This agreement expired on September 30, 2018. All of the Company's shares beneficially owned by the owner of NantWorks were sold on December 30, 2019.

For the years ended and as of December 31, 2018 and 2019 preferred returns earned and payable to NantWorks were nil. As of December 31, 2018 and 2019, the Company's receivable balance from NantWorks was nil.

As of March 1, 2020, Hong Kong Meisheng Cultural Company Limited (“Meisheng”) owns 14.7% of our outstanding common stock. We have entered into joint ventures in Hong Kong, China, with Meisheng Culture. Meisheng Culture generated an income (loss) of ($57,000) and $169,000 in 2018 and 2019, respectively. Zhao Xiaoqiang, the control person of Meisheng, is one of our directors.

Meisheng also serves as a significant manufacturer of ours. For the years ended December 31, 2018 and 2019, we made inventory-related payments to Meisheng of approximately $36.2 million and $94.3 million, respectively. As of December 31, 2018 and 2019, amounts due Meisheng for inventory received, but not paid by us, totaled $3.6 million and $18.1 million, respectively.

A director of the Company is a portfolio manager at Oasis Management. In August 2017, the Company agreed with Oasis Management and Oasis Investments II Master Fund Ltd., the holder of approximately $21.6 million face amount of its 4.25% convertible senior notes due in 2018, to exchange and extend the maturity date of these notes to November 1, 2020. The transaction closed on November 7, 2017. In July 2018, the Company closed a transaction with Oasis Management and Oasis Investments II Master Fund Ltd., to exchange $8.0 million face amount of the 4.25% convertible senior notes due in August 2018 with convertible senior notes similar to those issued in November 2017. In August 2019, the Company entered into the Recapitalization Transaction. In connection with the Recapitalization Transaction, the Company issued (i) amended and restated notes with respect to the $21.6 million Oasis Note issued on November 7, 2017, and the $8.0 million Oasis Note issued on July 26, 2018 (together, the “Existing Oasis Notes”), and (ii) a new $8.0 million convertible senior note having the same terms as such amended and restated notes (the "New $8.0 million Oasis Note" and collectively, the “New Oasis Notes” or the "3.25% convertible senior notes due 2023"). Interest on the New Oasis Notes is payable on each May 1 and November 1 until maturity and accrues at an annual rate of (i) 3.25% if paid in cash or 5.00% if paid in stock plus (ii) 2.75% payable in kind. The New Oasis Notes mature 91 days after the amounts outstanding under the New Term Loan are paid in full, and in no event later than July 3, 2023.
A director of the Company is a director at Benefit Street Partners. Benefit Street Partners funded $25.8 million of the new term loan issued in connection with the Recapitalization Transaction (See Note 10 to the Consolidated Financial Statements included within Item 8 for further information). Amounts outstanding under the New Term Loan accrue interest at 10.50% per annum, payable semi-annually (with 8% per annum payable in cash and 2.5% per annum payable in kind). The New Term Loan matures on February 9, 2023.
A director of the Company is the managing Partner and portfolio manager at Axar Capital Management Axar Capital Management funded $26.3 million of the New Term Loan issued in connection with the Recapitalization Transaction (See Note 10 to the Consolidated Financial Statements included within Item 8 for further information). Amounts outstanding under the New Term Loan accrue interest at 10.50% per annum, payable semi-annually (with 8% per annum payable in cash and 2.5% per annum payable in kind). The New Term Loan matures on February 9, 2023.

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
The following are the fees of BDO USA, LLP, our principal accountant, for the two years ended December 31, 2019, for services rendered in connection with the audit for those respective years (all of which have been pre-approved by the Audit Committee):

	2018	2019
Audit Fees	$1,384,406	$1,402,320
Audit Related Fees	32,718	37,500
	$1,417,124	$1,439,820
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

PART IV
Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements (included in Item 8):

●	Reports of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2018 and 2019

●	Consolidated Statements of Operations for the years ended December 31, 2017, 2018 and 2019

●	Consolidated Statements of Other Comprehensive Income (Loss) for the years ended December 31, 2017, 2018 and 2019

●	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2018 and 2019

●	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2018 and 2019

●	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules (included in Item 8):

●	Schedule II — Valuation and Qualifying Accounts

(3)	Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.1.1	Certificate of Designations of Series A Senior Preferred Stock (28)
3.1.2	Certificate of Amendment to Certificate of Designations of Series A Senior Preferred Stock (31)
3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (32)
3.2	Amended and Restated By-Laws of the Company (2)
3.2.1	Second Amended and Restated By-Laws of the Company (28)
4.1	Indenture dated July 24, 2013 by and between the Registrant and Wells Fargo Bank, N.A (3)
4.2	Form of 4.25% Senior Convertible Note (3)
4.2.1	Convertible Senior Note due November 7, 2020 (24)
4.2.2	Convertible Senior Note due November 1, 2020 (25)
4.3	Credit Agreement dated as of March 27, 2014 by and among Registrant and its U.S. wholly-owned subsidiaries and General Electric Capital Corporation (10)
4.3.1	Fourth Amendment to Credit Agreement dated as of June 5, 2015 by and among Registrant and its U.S. wholly-owned subsidiaries and General Electric Capital Corporation (20)
4.3.2	Eleventh Amendment to Credit Agreement dated as of June 14, 2018 by and among Registrant and its wholly-owned U.S. subsidiaries and Wells Fargo Bank, National Association (27)
4.4	Revolving Loan Note dated March 27, 2014 by Registrant and its U.S. wholly-owned subsidiaries in favor of General Electric Capital Corporation (10)
4.5	Indenture dated June 9, 2014 by and between the Registrant and Wells Fargo Bank, N.A (19)
4.6	Form of 4.875% Senior Convertible Note (19)
4.7	Term Loan Agreement dated as of June 14, 2018 by and among Registrant and certain of its wholly-owned subsidiaries and GACP Finance Co., LLC (27)
4.8	Term Note dated June 14, 2018 by and among Registrant and certain of its wholly-owned subsidiaries in favor of GACP II L.P. (27)

10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.2.1	2008 Amendment to 2002 Stock Award and Incentive Plan (9)
10.4.1	Second Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of November 11, 2010 (11)
10.4.2	Clarification Letter dated October 20, 2011 with respect to Mr. Berman’s Second Amended and Restated employment agreement (12)
10.4.3	Amendment Number One dated September 21, 2012 to Mr. Berman’s Second Amended and Restated Employment Agreement (13)
10.4.4	Amendment Number Two dated June 7, 2016 to Mr. Berman’s Second Amended and Restated Employment Agreement (21)
10.4.5	Amendment Number Three dated August 9, 2019 to Mr. Berman’s Second Amended and Restated Employment Agreement (28)
10.4.6*	Amendment Number Four dated November 18, 2019 to Mr. Berman’s Second Amended and Restated (30)
10.5	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (14)
10.6	Form of Restricted Stock Agreement (10)
10.7	Employment Agreement between the Company and Joel M. Bennett, dated October 21, 2011 (12)
10.7.1	Continuation and Extension of Term of Employment Agreement Between JAKKS Pacific, Inc. and Joel M. Bennett dated February 18, 2014 (15)
10.7.2	Amendment Extending Term of Employment Agreement Between JAKKS Pacific, Inc. and Joel M. Bennett dated June 11, 2015 (20)
10.7.3	Letter Agreement dated December 27, 2017 between the Company and Joel M. Bennett (23)
10.8	Employment Agreement between the Company and John a/k/a Jack McGrath, dated March 4, 2010 (16)
10.8.1	First Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated August 23, 2011 (16)
10.8.2	Second Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated May 15, 2013 (17)
10.8.3	Third Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated June 11, 2015 (20)
10.8.4	Fourth Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated September 29, 2016 (22)
10.8.5	Fifth Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated February 28, 2018 (33)
10.8.6	Sixth Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated December 31, 2019 (29)
10.9	Exchange Agreement dated November 7, 2017 between the Company and Oasis Investments II Master Fund Ltd. (24)
10.10	Exchange Agreement dated July 25, 2018 between the Company and Oasis Investments II Master Fund Ltd. (25)
10.11	Employment Agreement between the Company and Brent T. Novak, dated April 1, 2018 (26)
10.11.1	Correction Letter dated February 28, 2019 with respect to Mr. Novak’s Employment Agreement (33)
10.12*	Letter Agreement dated November 18, 2019 between the Company and John L. Kimble (30)
10.13*
Transaction Agreement, dated as of August 7, 2019, by and among the Company, certain of the Company’s affiliates and subsidiaries, certain holders of the Company’s 4.875% Convertible Senior Notes due 2020 and Oasis Investments II Master Fund Ltd. (28)

10.14*
Amended and Restated Credit Agreement, dated as of August 9, 2019, by and among the Company, Disguise, Inc., JAKKS Sales LLC, Maui, Inc., Moose Mountain Marketing, Inc. and Kids Only, Inc., as borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as agent (28)

10.15*
First Lien Term Loan Facility Credit Agreement, dated as of August 9, 2019, by and among the Company, the financial institutions party thereto, as lenders, and Cortland Capital Market Services LLC, as agent (28)

10.16	Amended and Restated Convertible Senior Note due 2023 issued to Oasis Investments II Master Fund Ltd. in the face amount of $21,550,000 (28)
10.17	Amended and Restated Convertible Senior Note due 2023 issued to Oasis Investments II Master Fund Ltd. in the face amount of $8,000,000 (28)
10.18	Convertible Senior Note due 2023 issued to Oasis Investments II Master Fund Ltd. in the face amount of $8,000,000 (28)
10.19*	Amended and Restated Registration Rights Agreement, dated as of August 9, 2019, by and between JAKKS Pacific, Inc. and Oasis Investments II Master Fund Ltd. (28)
14	Code of Ethics (18)
21	Subsidiaries of the Company (**)
23.1	Consent of BDO USA, LLP (**)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Stephen G. Berman (**)
31.2	Rule 13a-14(a)/15d-14(a) Certification of John L. Kimble(**)
32.1	Section 1350 Certification of Stephen G. Berman (**)
32.2	Section 1350 Certification of John L. Kimble (**)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.
(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(3)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed July 24, 2013 and incorporated herein by reference.
(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference
(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.
(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.
(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.
(9)	Filed previously as an exhibit to the Company’s Schedule 14A Proxy Statement, filed August 20, 2008, and incorporated herein by reference.
(10)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 17, 2010, and incorporated herein by reference.
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 25, 2012, and incorporated herein by reference.
(14)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.

(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed February 20, 2014, and incorporated herein by reference.
(16)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 24, 2011, and incorporated herein by reference.
(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed May 21, 2013, and incorporated herein by reference.
(18)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.
(19)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2014 and incorporated herein by reference.
(20)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 16, 2015 and incorporated herein by reference.
(21)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2016 and incorporated herein by reference.
(22)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 30, 2016 and incorporated herein by reference.
(23)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed December 29, 2017 and incorporated herein by reference.
(24)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 11, 2017 and incorporated herein by reference.
(25)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed July 26, 2018 and incorporated herein by reference.
(26)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2018 and incorporated herein by reference.
(27)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 15, 2018 and incorporated herein by reference.
(28)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 9, 2019 and incorporated herein by reference.
(29)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed January 2, 2020 and incorporated herein by reference.
(30)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 20, 2019 and incorporated herein by reference.
(31)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 23, 2019 and incorporated herein by reference.
(32)	Filed previously as an annex to the Company’s Schedule 14A filed October 28, 2019 and incorporated herein by reference.
(33)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2018, filed March 18, 2019, and incorporated herein by reference.

(*)
Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Act. The Company agrees to furnish supplementally any omitted schedules to the Securities and Exchange Commission upon request.

(**)	Filed herewith.

Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2020	JAKKS PACIFIC, INC.

	By:	/s/ STEPHEN G. BERMAN
Stephen G. Berman
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN G. BERMAN	Director and	May 12, 2020
Stephen G. Berman	Chief Executive Officer

Chief Financial Officer
/s/ JOHN L. KIMBLE	(Principal Financial Officer and	May 12, 2020
John L. Kimble	Principal Accounting Officer)

/s/ CAROLE LEVINE	Director	May 12, 2020
Carole Levine

/s/ JOSHUA CASCADE	Director	May 12, 2020
Joshua Cascade

/s/ MATTHEW WINKLER	Director	May 12, 2020
Matthew Winkler

/s/ ALEXANDER SHOGHI	Director	May 12, 2020
Alexander Shoghi

/s/ ANDREW AXELROD	Director	May 12, 2020
Andrew Axelrod

/s/ ZHAO XIAOQIANG	Director	May 12, 2020
Zhao Xiaoqiang

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.1.1	Certificate of Designations of Series A Senior Preferred Stock (28)
3.1.2	Certificate of Amendment to Certificate of Designations of Series A Senior Preferred Stock (31)
3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (32)
3.2	Amended and Restated By-Laws of the Company (2)
3.2.1	Second Amended and Restated By-Laws of the Company (28)
4.1	Indenture dated July 24, 2013 by and between the Registrant and Wells Fargo Bank, N.A (3)
4.2	Form of 4.25% Senior Convertible Note (3)
4.2.1	Convertible Senior Note due November 7, 2020 (24)
4.2.2	Convertible Senior Note due November 1, 2020 (25)
4.3	Credit Agreement dated as of March 27, 2014 by and among Registrant and its U.S. wholly-owned subsidiaries and General Electric Capital Corporation (10)
4.3.1	Fourth Amendment to Credit Agreement dated as of June 5, 2015 by and among Registrant and its U.S. wholly-owned subsidiaries and General Electric Capital Corporation (20)
4.3.2	Eleventh Amendment to Credit Agreement dated as of June 14, 2018 by and among Registrant and its wholly-owned U.S. subsidiaries and Wells Fargo Bank, National Association (27)
4.4	Revolving Loan Note dated March 27, 2014 by Registrant and its U.S. wholly-owned subsidiaries in favor of General Electric Capital Corporation (10)
4.5	Indenture dated June 9, 2014 by and between the Registrant and Wells Fargo Bank, N.A (19)
4.6	Form of 4.875% Senior Convertible Note (19)
4.7	Term Loan Agreement dated as of June 14, 2018 by and among Registrant and certain of its wholly-owned subsidiaries and GACP Finance Co., LLC (27)
4.8	Term Note dated June 14, 2018 by and among Registrant and certain of its wholly-owned subsidiaries in favor of GACP II L.P. (27)
10.1.1	Third Amended and Restated 1995 Stock Option Plan (4)
10.1.2	1999 Amendment to Third Amended and Restated 1995 Stock Option Plan (5)
10.1.3	2000 Amendment to Third Amended and Restated 1995 Stock Option Plan (6)
10.1.4	2001 Amendment to Third Amended and Restated 1995 Stock Option Plan (7)
10.2	2002 Stock Award and Incentive Plan (8)
10.2.1	2008 Amendment to 2002 Stock Award and Incentive Plan (9)
10.4.1	Second Amended and Restated Employment Agreement between the Company and Stephen G. Berman dated as of November 11, 2010 (11)
10.4.2	Clarification Letter dated October 20, 2011 with respect to Mr. Berman’s Second Amended and Restated employment agreement (12)
10.4.3	Amendment Number One dated September 21, 2012 to Mr. Berman’s Second Amended and Restated Employment Agreement (13)
10.4.4	Amendment Number Two dated June 7, 2016 to Mr. Berman’s Second Amended and Restated Employment Agreement (21)
10.4.5	Amendment Number Three dated June 7, 2016 to Mr. Berman’s Second Amended and Restated Employment Agreement (28)
10.4.6*	Amendment Number Four dated November 18, 2019 to Mr. Berman’s Second Amended and Restated (30) (Employment Agreement (28)
10.5	Office Lease dated November 18, 1999 between the Company and Winco Maliview Partners (14)
10.6	Form of Restricted Stock Agreement (10)
10.7	Employment Agreement between the Company and Joel M. Bennett, dated October 21, 2011 (12)
10.7.1	Continuation and Extension of Term of Employment Agreement Between JAKKS Pacific, Inc. and Joel M. Bennett dated February 18, 2014 (15)

10.7.2	Amendment Extending Term of Employment Agreement Between JAKKS Pacific, Inc. and Joel M. Bennett dated June 11, 2015 (20)
10.7.3	Letter Agreement dated December 27, 2017 between the Company and Joel M. Bennett (23)
10.8	Employment Agreement between the Company and John a/k/a Jack McGrath, dated March 4, 2010 (16)
10.8.1	First Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated August 23, 2011 (16)
10.8.2	Second Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated May 15, 2013 (17)
10.8.3	Third Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated June 11, 2015 (20)
10.8.4	Fourth Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated September 29, 2016 (22)
10.8.5	Fifth Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated February 28, 2018 (33)
10.8.6	Sixth Amendment to Employment Agreement between the Company and John a/k/a Jack McGrath, dated December 31, 2019 (29)
10.9	Exchange Agreement dated November 7, 2017 between the Company and Oasis Investments II Master Fund Ltd. (24)
10.10	Exchange Agreement dated July 25, 2018 between the Company and Oasis Investments II Master Fund Ltd. (25)
10.11	Employment Agreement between the Company and Brent T. Novak, dated April 1, 2018 (26)
10.11.1	Correction Letter dated February 28, 2019 with respect to Mr. Novak’s Employment Agreement (33)
10.12*	Letter Agreement dated November 18, 2019 between the Company and John L. Kimble (30)
10.13*
Transaction Agreement, dated as of August 7, 2019, by and among the Company, certain of the Company’s affiliates and subsidiaries, certain holders of the Company’s 4.875% Convertible Senior Notes due 2020 and Oasis Investments II Master Fund Ltd. (28)

10.14*
Amended and Restated Credit Agreement, dated as of August 9, 2019, by and among the Company, Disguise, Inc., JAKKS Sales LLC, Maui, Inc., Moose Mountain Marketing, Inc. and Kids Only, Inc., as borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as agent (28)

10.15*
First Lien Term Loan Facility Credit Agreement, dated as of August 9, 2019, by and among the Company, the financial institutions party thereto, as lenders, and Cortland Capital Market Services LLC, as agent (28)

10.16	Amended and Restated Convertible Senior Note due 2023 issued to Oasis Investments II Master Fund Ltd. in the face amount of $21,550,000 (28)
10.17	Amended and Restated Convertible Senior Note due 2023 issued to Oasis Investments II Master Fund Ltd. in the face amount of $8,000,000 (28)
10.18	Convertible Senior Note due 2023 issued to Oasis Investments II Master Fund Ltd. in the face amount of $8,000,000 (28)
10.19*	Amended and Restated Registration Rights Agreement, dated as of August 9, 2019, by and between JAKKS Pacific, Inc. and Oasis Investments II Master Fund Ltd. (28)
14	Code of Ethics (18)
21	Subsidiaries of the Company (**)
23.1	Consent of BDO USA, LLP (**)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Stephen G. Berman (**)
31.2	Rule 13a-14(a)/15d-14(a) Certification of John L. Kimble (**)
32.1	Section 1350 Certification of Stephen G. Berman (**)
32.2	Section 1350 Certification of John L. Kimble (**)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed previously as Appendix 2 to the Company’s Schedule 14A Proxy Statement, filed August 23, 2002, and incorporated herein by reference.
(2)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(3)	Filed previously as an exhibit to the Company's Current Report on Form 8-K filed July 24, 2013 and incorporated herein by reference.
(4)	Filed previously as Appendix A to the Company’s Schedule 14A Proxy Statement, filed June 23, 1998, and incorporated herein by reference
(5)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-90055), filed November 1, 1999, and incorporated herein by reference.
(6)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-40392), filed June 29, 2000, and incorporated herein by reference.
(7)	Filed previously as Appendix B to the Company’s Schedule 14A Proxy Statement, filed June 11, 2001, and incorporated herein by reference.
(8)	Filed previously as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-101665), filed December 5, 2002, and incorporated herein by reference.
(9)	Filed previously as an exhibit to the Company’s Schedule 14A Proxy Statement, filed August 20, 2008, and incorporated herein by reference.
(10)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference.
(11)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 17, 2010, and incorporated herein by reference.
(12)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed October 21, 2011, and incorporated herein by reference.
(13)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 25, 2012, and incorporated herein by reference.
(14)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.
(15)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed February 20, 2014, and incorporated herein by reference.
(16)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 24, 2011, and incorporated herein by reference.
(17)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed May 21, 2013, and incorporated herein by reference.
(18)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, filed March 15, 2004, and incorporated herein by reference.
(19)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2014 and incorporated herein by reference.
(20)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 16, 2015 and incorporated herein by reference.
(21)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2016 and incorporated herein by reference.
(22)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 30, 2016 and incorporated herein by reference.
(23)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed December 29, 2017 and incorporated herein by reference.
(24)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 11, 2017 and incorporated herein by reference.
(25)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed July 26, 2018 and incorporated herein by reference.
(26)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2018 and incorporated herein by reference.
(27)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed June 15, 2018 and incorporated herein by reference.
(28)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed August 9, 2019 and incorporated herein by reference.

(29)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed January 2, 2020 and incorporated herein by reference.
(30)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed November 20, 2019 and incorporated herein by reference.
(31)	Filed previously as an exhibit to the Company’s Current Report on Form 8-K filed September 23, 2019 and incorporated herein by reference.
(32)	Filed previously as an annex to the Company’s Schedule 14A filed October 28, 2019 and incorporated herein by reference.
(33)	Filed previously as an exhibit to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2018, filed March 18, 2019, and incorporated herein by reference.

(*)
Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Act. The Company agrees to furnish supplementally any omitted schedules to the Securities and Exchange Commission upon request.

(**)	Filed herewith.