Form 10-K/A
period 2019-12-31
JAKKS PACIFIC INC
filed 2020-05-15
CIK 1009829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

Reason for this Amendment

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) of JAKKS Pacific, Inc. (the “Company”), as originally filed (the “Original Filing”) with the U.S. Securities and Exchange Commission (the “SEC”) on May 13, 2020 to add the following disclosure regarding reliance by the Company on the SEC Order issued March 25, 2020 pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder (Release No. 34-88465) (the “Order”).

This Amendment is being filed to include the disclosure below in accordance with the Order, which was inadvertently omitted from the Original Filing.

Reliance on SEC Relief from Filing Requirements

The Company filed the Original Filing in reliance on the Order, permitting the delay in filing due to circumstances related to COVID-19. The Company filed, on March 30, 2020, a Current Report on Form 8-K (the “Form 8-K”) indicating its intention to rely on the Order. As stated in the Form 8-K, as a result of the then-current stress on the Company’s supply and delivery chains, the Company’s resources, which include key employees working on matters directly related to the completion of the Annual Report, were substantially focused on addressing such issues as well as diligently attempting to prepare accurate financial models in an ever and quickly-changing business climate. As a result, the Company was unable to gather all of the documents it requires to timely file the Annual Report in an appropriate fashion which will adequately and accurately present the Company’s financial position in a way protective of its shareholders and investors.

In accordance with Rules 12b-15 and 13a-14 under the Exchange Act, the Company has also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Filing, and we have not updated disclosures included therein to reflect any subsequent developments or events. This Amendment should be read in conjunction with the Original Filing and with our other filings made with the SEC subsequent to the filing of the Original Filing.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K/A:

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Stephen G. Berman
31.2	Rule 13a-14(a)/15d-14(a) Certification of John L. Kimble

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2020	JAKKS PACIFIC, INC.

	By:	/s/ STEPHEN G. BERMAN
Stephen G. Berman
Chief Executive Officer